Form 10-K405
period 1994-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 1995-03-17
CIK 797468

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____ TO ____
                         COMMISSION FILE NUMBER 1-9210
                                __________________

                        OCCIDENTAL PETROLEUM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   95-4035997
   (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)
      10889 WILSHIRE BOULEVARD                              90024
       LOS ANGELES, CALIFORNIA                           (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 208-8800
                                __________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                     ON WHICH REGISTERED
            -------------------                     -------------------
   Floating Rate Senior Notes due 1995            New York Stock Exchange
   10 3/4%  Senior Notes due 1998                 New York Stock Exchange
    9 5/8%  Senior Notes due 1999                 New York Stock Exchange
   10 1/8%  Senior Notes due 2001                 New York Stock Exchange
   10 1/8%  Senior Debentures due 2009            New York Stock Exchange
   11 3/4%  Senior Debentures due 2011            New York Stock Exchange
   11 1/8%  Senior Debentures due 2019            New York Stock Exchange
    9 1/4%  Senior Debentures due 2019            New York Stock Exchange
   $3.00 Cumulative CXY-Indexed                   New York Stock Exchange
     Convertible Preferred Stock
   Common Stock                                   New York Stock Exchange,
                                                    Pacific Stock Exchange
   Rights                                         New York Stock Exchange,
                                                    Pacific Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X   NO
                                      ---     ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                                __________________

   At February 28, 1995, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $6.3 billion, based on the New York Stock Exchange composite tape closing price on February 28, 1995.
   At February 28, 1995, there were 317,339,166 shares of Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Annual Report for the year ended December 31, 1994, are incorporated by reference into Parts I and II.
   Portions of the registrant's definitive Proxy Statement filed in connection with its April 28, 1995, Annual Meeting of Stockholders are incorporated by reference into Part III.

================================================================================

TABLE OF CONTENTS
- --------------------------------------------------------------------------------

PART I

ITEMS 1 AND 2  Business and Properties  . . . . . . . . . . . . . . .         1

     General  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1

     Oil and Gas Operations   . . . . . . . . . . . . . . . . . . . .         1

     Natural Gas Transmission Operations  . . . . . . . . . . . . . .         7

     Chemical Operations  . . . . . . . . . . . . . . . . . . . . . .        10

     Capital Expenditures   . . . . . . . . . . . . . . . . . . . . .        14

     Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

     Environmental Regulation   . . . . . . . . . . . . . . . . . . .        14

ITEM 3  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .        15

ITEM 4  Submission of Matters to a Vote of Security Holders . . . . .        16

Executive Officers of the Registrant  . . . . . . . . . . . . . . . .        16

PART II

ITEM 5  Market for Registrant's Common Equity and Related
        Stockholder Matters . . . . . . . . . . . . . . . . . . . . .        18

ITEM 6  Selected Financial Data . . . . . . . . . . . . . . . . . . .        18

ITEM 7  Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . .        18

ITEM 8  Financial Statements and Supplementary Data . . . . . . . . .        19

ITEM 9  Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosure  . . . . . . . . . . . . . . . . . .        22

PART III

ITEM 10  Directors and Executive Officers of the Registrant . . . . .        22

ITEM 11  Executive Compensation . . . . . . . . . . . . . . . . . . .        22

ITEM 12  Security Ownership of Certain Beneficial Owners and
         Management . . . . . . . . . . . . . . . . . . . . . . . . .        22

ITEM 13  Certain Relationships and Related Transactions . . . . . . .        22

PART IV

ITEM 14  Exhibits, Financial Statement Schedules and Reports on
         Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .        22


                                      (i)

                                    PART I

ITEMS 1 AND 2  BUSINESS AND PROPERTIES

GENERAL

         Occidental Petroleum Corporation, a Delaware corporation ("Occidental"), explores for, develops, produces and markets crude oil and natural gas; engages in interstate and intrastate natural gas transmission and marketing; and manufactures and markets a variety of basic chemicals, petrochemicals and polymers and plastics. Occidental conducts its principal operations through three subsidiaries: Occidental Oil and Gas Corporation, MidCon Corp. and Occidental Chemical Corporation. Occidental's executive offices are located at 10889 Wilshire Boulevard, Los Angeles, California 90024; telephone (310) 208-8800.

         Occidental was organized in April 1986 and, as the result of a reorganization effective May 21, 1986, became the successor to a California corporation of the same name organized in 1920. As used herein, the term "Occidental" refers to Occidental alone or together with one or more of its subsidiaries.

         Occidental's principal businesses constitute three industry segments, the operations of which are described below. For information with respect to the revenues, net income and assets of Occidental's industry segments and of its operations in various geographic areas for each of the three years in the period ended December 31, 1994, see Note 15 to the Consolidated Financial Statements of Occidental ("Consolidated Financial Statements"), which are included in Occidental's 1994 Annual Report ("1994 Annual Report") and are incorporated by reference in Item 8 of this report, and the information appearing under the caption "Management's Discussion and Analysis," which is included in the 1994 Annual Report and is incorporated by reference in Item 7 of this report. Throughout this report, portions of the 1994 Annual Report are incorporated by reference. These portions of the 1994 Annual Report are included as Exhibit 13 to this report.

OIL AND GAS OPERATIONS

Exploration and Production

         GENERAL Through Occidental Oil and Gas Corporation and its subsidiaries, and its approximate 30 percent equity interest in Canadian Occidental Petroleum Ltd. ("CanadianOxy"), Occidental produces or participates in the production of crude oil, condensate and natural gas in the United States, Canada, Colombia, the Congo, Ecuador, the Dutch and United Kingdom sectors of the North Sea, Oman, Pakistan, Peru, Qatar, Russia, Venezuela and Yemen. Occidental is continuing its development programs for certain existing fields in certain of these countries and also is conducting exploration activities in several of these countries as well as in other countries.
         In 1994, Occidental again added more oil to its reserves than it produced, continuing its record of total reserve increases. Occidental's consolidated worldwide net proved developed and undeveloped reserves of crude oil (not including those of CanadianOxy) were 918 million barrels at year-end 1994, compared with 793 million barrels at year-end 1993. Domestic reserves of crude oil were 218 million barrels at year-end 1994, compared with 195 million barrels at year-end 1993, while international crude oil reserves increased by 17 percent to 700 million barrels from 598 million barrels at year-end 1993. International net crude oil reserve additions of 190 million barrels, mainly in Venezuela, Qatar and the Congo, more than replaced Occidental's production of 65 million barrels. The calculation of reserve additions does not take into account sales of reserves. Worldwide net proved developed and undeveloped reserves of natural gas were approximately 2.3 trillion cubic feet ("Tcf") at year-end 1994, with 2.0 Tcf attributable to domestic operations.
Worldwide net proved developed and undeveloped natural gas reserves were about 2.1 Tcf in the previous year. Discoveries of substantial quantities of gas and oil in the Philippines and of gas and condensate in Malaysia are not reflected in Occidental's proved reserves. Please note that Occidental's crude oil reserves include condensate and natural gas liquids, except for the United States, where crude oil reserves include only condensate. In addition, natural gas reserves in the United States are presented on a wet-gas basis (including leasehold natural gas liquids reserves), whereas natural gas reserves in other locations exclude natural gas liquids. The reserves are stated after applicable royalties. See the information appearing under the caption "Supplemental Oil and Gas Information" incorporated by reference in Item 8 of this report.
         As a producer of crude oil and natural gas, Occidental competes with numerous other producers, as well as with nonpetroleum energy producers. Crude oil and natural gas are commodities that are sensitive to prevailing conditions of supply and demand and generally are sold at posted or contract prices. Among the methods that Occidental uses to compete are the acquisition of foreign contract exploration blocks in areas with known oil and gas deposits and the cost-efficient development and exploitation of its worldwide oil and gas reserves. Specific strategies include the buying or selling of proved reserves and flexible and responsive marketing techniques, particularly for natural gas.
         Occidental's domestic oil and gas operations are affected by political developments and by federal, state and local laws and regulations relating to, among other things, increases in taxes and royalties, production limits and environmental matters. All sectors of the natural gas industry continued during 1994 to adjust their marketing activities under the provisions of a series of orders adopted by the Federal Energy Regulatory Commission ("FERC") in 1992 ("Order 636"). Order 636 was implemented to improve the competitive structure of the natural gas industry and at the same time maintain adequate and reliable service. Both FERC and state regulatory agencies continue to modify and expand the regulation of the transportation services framework put into effect by Order 636. In addition to Order 636, FERC issued a series of Orders in 1994 that will tend to deregulate the gathering systems of interstate pipelines and their affiliates. Neither of these activities is expected to have a significant impact on the domestic oil and gas operations of Occidental.
         Portions of Occidental's oil and gas assets are located in countries outside North America, some of which may be considered politically and economically unstable. These assets and the related operations are subject to the risk of actions by governmental authorities and insurgent groups. Occidental attempts to conduct its financial affairs so as to protect against such risks and would expect to receive compensation in the event of nationalization. At December 31, 1994, the carrying value of Occidental's oil and gas assets in countries outside North America aggregated approximately $1.942 billion, or approximately 11 percent of Occidental's total assets at that date. Approximately $527 million of such assets was located in the Middle East, and $506 million of such assets was located in Latin America. Substantially all of the remainder were located in the Dutch sector of the North Sea, West Africa, Russia and Pakistan.

         UNITED STATES Occidental produces crude oil and natural gas, principally in Texas, the Gulf of Mexico, Kansas, Oklahoma, Louisiana, New Mexico, California and Mississippi.
         Net daily domestic production of crude oil averaged approximately 59,000 barrels in 1994, compared with 58,000 barrels in 1993. Net daily domestic production of natural gas averaged 620 million cubic feet ("MMcf") in 1994, compared with 600 MMcf in 1993.
         Occidental's average price for domestic crude oil was $14.21 per barrel in 1994, compared with $15.54 in the previous year. The average natural gas price in 1994 was $1.85 per thousand cubic feet ("Mcf"), compared with $1.98 per Mcf during 1993.
         Occidental completed two major acquisitions that resulted in substantial reserve additions in 1994. The purchase late in the year of Placid Oil Company added proven domestic reserves of 20.1 million barrels of oil equivalent. The acquisition of interests in oil and gas properties from Agip Petroleum Co. Inc. ("Agip") added proved reserves of 124 billion cubic feet ("Bcf") of natural gas equivalent. Combined, these acquisitions will add net daily production of 74 MMcf of natural gas and 8,200 barrels of oil from the preacquisition levels. The Agip volumes have been included in Occidental's production volumes referred to two paragraphs above since April 1, 1994.

         Occidental's largest concentration of gas reserves and production is the Hugoton area encompassing portions of Kansas, Oklahoma and Texas, where it produced an average of more than 204 MMcf of gas per day or approximately one-third of the domestic total. Occidental has approximately 1 Tcf of gas reserves and 4 million barrels of oil reserves in the Hugoton region and has continued development in this region by drilling 56 infill wells and adding 25 producing wells through exploration of deeper levels in 1994.
         During 1994, Occidental's development programs offshore Louisiana increased net reserves by 2.3 million barrels of oil and 15.6 Bcf of gas. In
New Mexico, an eight-well drilling program in the Old Millman Ranch field added reserves in excess of 1 million barrels of oil and 2.2 Bcf of gas. Oil production also was increased in the Milne Point unit of Alaska with the drilling of 14 wells that added 3.7 million barrels of proven reserves.
         Occidental's first horizontal test well in the Austin Chalk play in Louisiana's Masters Creek Field was a success. Occidental drilled the Monroe
A-1 well in such field which tested at a daily rate of 2,162 barrels of oil and
6.6 MMcf of natural gas. Plans are under way to further develop the field using horizontal drilling technology. Occidental has a 100 percent working interest in the Masters Creek field and a significant leasehold interest in approximately 30,000 surrounding acres.
         Occidental has an agreement to make available to certain parties, in connection with a legal settlement, up to 49,500 million British thermal units ("MMBtu") of natural gas per day through 2010 at prices related to market. Occidental also has an agreement to supply fuel gas at market prices for a CITGO Petroleum Corporation ("CITGO") refinery until 2003 to the extent that CITGO does not obtain such gas from other sources.
         Additionally, Occidental has an agreement to supply CITGO, at CITGO's option, with a majority of its domestic lease crude oil and condensate production through August 31, 1998. During 1994, Occidental sold CITGO approximately 38,000 barrels of oil per day under this agreement.
         Occidental has various agreements to supply certain gas marketing companies with 70,900 MMBtu of natural gas per day for 1995 and 1996 and with volumes ranging from 69,400 down to 1,900 MMBtu per day from 1997 through 2003. Prices under the different agreements are based on energy equivalent crude oil prices, market-sensitive prices or fixed-contract prices, some with a yearly escalation provision. Occidental also has agreements with various public utility companies to provide approximately 40,000 MMBtu of natural gas per day through 1997 and approximately 19,100 MMBtu per day in 1998. The public utility agreements provide for market-sensitive prices.

         ARGENTINA In 1993, Occidental sold 20 percent of the stock of a subsidiary that owned Occidental's Argentina oil and gas operating interests to an Argentine company with an option to acquire Occidental's remaining 80 percent of the stock of the aforementioned subsidiary. The option was exercised in July of 1994.
         Occidental's net share of production through July 1994 was 7,000 barrels per day from the various producing fields subject to Contract No. 7559 and 1,200 barrels per day from Rio Negro Norte, the two areas which comprised Occidental's Argentine producing interests.

         CANADA Occidental owns an approximate 30 percent interest in CanadianOxy, which is accounted for as an equity investment. See Note 13 to the Consolidated Financial Statements.
         CanadianOxy produces crude oil, natural gas, natural gas liquids and sulfur in Canada, principally in the Province of Alberta; owns a 7.2 percent interest in Syncrude Canada Ltd., which produces synthetic crude oil from the tar sands of Northern Alberta; has interests in producing oil and gas leases onshore and offshore in the United States and in the United Kingdom sector of the North Sea and Yemen; engages in exploration activities in Canada, the United States, Yemen, Indonesia, Romania, Pakistan, Kazakhstan, Egypt and Vietnam; and participates with Occidental in certain of its operations in Peru and Ecuador. CanadianOxy also conducts chemical operations in Canada.
         At December 31, 1994, Occidental's proportional interest in CanadianOxy's worldwide net proved developed and undeveloped reserves aggregated approximately 41 million barrels of crude oil, condensate and natural gas liquids, 162 Bcf of natural gas and 44 million barrels of synthetic crude oil recoverable from tar sands.

         COLOMBIA Occidental conducts exploration and production operations in Colombia under three contracts with Ecopetrol, the Colombian national oil company. These contracts cover the producing Cano Limon area in the Llanos region of northeastern Colombia, one exploration area in the Llanos fold belt and one exploration area in the Magdalena Valley. Occidental's interest in these contracts is through its 75 percent ownership of the stock of a subsidiary that owns the company conducting operations in Colombia. After giving effect to a government royalty, Occidental's net share of existing production is 15 percent from the contract covering the Llanos area.
         All of Occidental's share of production is exported through a trans-Andean pipeline system that carries crude oil to an export terminal at Covenas. Occidental has an 18.75 percent net ownership interest in the pipeline and marine terminal. The pipeline is subject to periodic attacks by insurgent groups, which disrupt the flow of oil.
         Gross production from Occidental's Cano Limon area averaged approximately 189,000 barrels per day in 1994, compared with 202,000 barrels per day in 1993.

          CONGO In April 1993, Occidental signed an agreement with the Congo providing for the purchase of a share of the government's entitlement to oil from certain offshore properties. The agreement was subsequently amended to substitute the government's entitlement from fields either currently producing or scheduled for development to replace undeveloped areas included in the initial agreement. Occidental began receiving revenue from the entitlement oil in 1994. Occidental has also signed production-sharing contracts for two offshore exploration blocks and is awaiting government approval.

         ECUADOR Occidental operates the 494,000-acre Block 15, in the Oriente Basin, under a risk-service contract. Five oil fields were discovered between 1985 and 1992 and production started in May 1993 from three fields. Drilling will continue until the fields are fully developed. Gross production was 21,800 barrels per day in 1994 and Occidental's net production was approximately 18,000 barrels per day.
         All exploration activity has been concentrated in the western portion of the block, but continuing geologic studies have revealed more prospects around the production area and in the eastern portion. Occidental has proposed incentives that would permit new investment in exploration and provide substantial financial benefits for Ecuador.
         Occidental has an 85 percent interest in the parent of the company that holds title to the block. CanadianOxy owns the remaining 15 percent.

         NORTH SEA Through the purchase of Placid Oil Company in December, Occidental acquired interests in seven gas-producing licenses and six exploration licenses in the Dutch sector of the North Sea, adding 193 Bcf of gas and 466,000 barrels of condensate to Occidental's reserves at year-end. Also acquired was a 38.6 percent interest in a 170-mile gas pipeline system that services the area. Net production at the time of purchase was approximately 75 MMcf of gas per day.

         OMAN Occidental is the operator, with a 65 percent working interest, of the Suneinah Block, which contains the Safah field, the Al Barakah field and the Wadi Latham field. Occidental's net share of production from the block in 1994 averaged approximately 12,300 barrels per day of crude oil, compared with 10,500 barrels per day in 1993.

         PAKISTAN In northern Pakistan, Occidental is the operator, with a 45 percent working interest in the Dhurnal field and a 40 percent working interest in the Bhangali fields. Occidental's share of production from these fields in 1994 was 1,600 barrels of oil per day and 3 MMcf of gas per day. Occidental has a 35.8 percent net interest in the Ratana gas field. Gas sales for the Ratana gas field started in July 1993 and the Ratana well produced at an average rate of 6 MMcf of gas per day and 300 barrels of condensate per day in 1994.

         In southern Pakistan, Occidental has a 30 percent working interest in the Badin Block, which in 1994 produced a net share of 4,700 barrels of oil per day and 43 MMcf of gas per day, compared to 5,200 barrels of oil per day and
42.7 MMcf of gas per day in 1993. Exploration of the block resulted in two oil and gas discoveries that will help maintain production at current rates. Numerous exploration wells will be drilled in 1995.
         During 1994, Occidental acquired exploration rights for a 356,000-acre block in northern Pakistan, a 1.1-million-acre block in the Central Indus gas basin and four other blocks totaling 5.2 million acres.

         PERU Occidental conducts exploration and production activities under three separate service contracts with the Peruvian government. Two of these contracts cover continuing operations in the northern jungle and in the northern coastal area of Talara and provide for Occidental to receive, as compensation for its services, fees, based on barrels of production, that vary with the value of a "basket" of international oils. All production is delivered to Perupetro. Occidental has a 100 percent interest in the jungle contract and a 63 percent interest in the Talara contract. The contract for Talara, signed in 1978, expires in July 1995.
         Gross production from the northern jungle block averaged approximately 58,000 barrels per day in 1994, compared with 59,600 barrels per day in 1993. In the Talara area, gross production was approximately 4,800 barrels per day in 1994, compared with 5,100 barrels per day in 1993.

         QATAR In October, a unified agreement was approved authorizing Occidental to implement a development plan to increase production and reserves from the Idd el Shargi North Dome field and to provide technical support and services to Qatar General Petroleum Corporation to improve production in all of Qatar's oil fields.
         Under a production sharing agreement, Occidental is the operator of the field and will complete development of the field's three main reservoirs using horizontally drilled wells in conjunction with pressure maintenance by both water injection and gas injection to effect a high recovery from the reservoir. Over the 25-year life of the project, Occidental will invest over $700 million in development capital and receive approximately 50 percent of the production from this field through profits and cost recovery. Production is expected to increase to more than 90,000 barrels per day from the initial base rate of 20,000 barrels per day and to recover approximately 570 million barrels of oil.

         RUSSIA In 1992, Occidental and Chernogorneft Enterprise began operation of a fifty-fifty joint venture company, Vanyoganneft, which was formed to increase oil recovery and production from the Vanyogan and Ayogan oil fields and to sell the oil to foreign markets. The two oil fields are located 40 miles northeast of the city of Nizhnevartovsk in the western Siberian oil basin. Through well workovers, new development wells and the use of electric submersible pumps, production was increased by more than 8,000 barrels per day and reached 50,000 gross barrels per day at year-end 1993. The Russian government mandated the cessation of joint venture exports at the beginning of 1994, which caused Occidental to slow investment substantially and to reduce expatriate staff. As a result, Occidental reduced repair work and new drilling. During 1994, gross production averaged 40,000 barrels per day. Gross production for the venture during the first quarter of 1995 is averaging 46,000 barrels per day. Exports of crude oil resumed in the fourth quarter of 1994 and Occidental expects to continue to export a significant amount of its production in 1995.
         In 1992, Occidental was awarded the 1.5-million-acre Block 15 in the Russian Federation's Komi Republic. A joint venture, Parmaneft, was established between Occidental, with a 75 percent interest, and Ukhtaneftegasgeologica
(UNGG) to explore for oil and gas and develop discoveries within the block. During the exploration phase, Occidental is paying 100 percent of the costs. South Terekheveiskaya Parmaneft-1, the joint venture's first exploratory well drilled in 1993, tested high-gravity oil at a rate of approximately 6,400 barrels per day. The block contains a number of other prospects that may contain oil reserves. In addition to Block 15, Parmaneft acquired rights under subsurface licenses for two undeveloped Russian fields several miles southeast of Block 15. Two appraisal wells were drilled in 1994 to determine probable well production rates and the extent of the fields. One exploratory well is planned for late 1995 or early 1996.

         VENEZUELA In November 1993, Occidental executed a 20-year operating services agreement with Maraven, an affiliate of the Venezuelan national oil company, to increase oil production and reserves from existing fields in the 968,000-acre unit located just west of Lake Maracaibo. A three-year work program began in February 1994 that includes the workover and repair of existing wells, the drilling of new wells, the installation of high-rate pumping equipment in all wells and the expansion of existing production facilities to accommodate increased production. During 1994, production was increased from an initial project takeover rate of 6,000 barrels per day and averaged about 14,000 barrels per day in December. Occidental is the operator, with a 100 percent interest, and it will receive, as compensation for its services, fees based on barrels of production that vary with the values of a "basket" of international oils, inflation and accumulated production.

         YEMEN In 1991, Occidental acquired an 18 percent working interest in the 6.8-million-acre Masila Block, where CanadianOxy, the operator, with a 52 percent working interest, has made 12 oil discoveries. Construction of production gathering and treating facilities, a 90-mile pipeline system and an offshore export terminal on the Gulf of Aden were completed in November 1993. Production started in July 1993 and averaged approximately 152,000 barrels per day in 1994. Occidental's net share under a production-sharing contract was 14,400 barrels per day in 1994. Drilling will continue until the fields are fully developed.

         OTHER INTERNATIONAL EXPLORATION In 1992, a substantial gas and oil discovery was made in the Malampaya prospect on Block SC-38 offshore northwest Palawan Island in the Philippines. Appraisal wells confirmed that the 1989 Camago discovery by Occidental and the Malampaya discovery contain sufficient recoverable gas for a commercial project. Occidental and its partner, Shell Philippines Exploration Corporation, the operator, are formulating plans with the Philippine government to develop and market the gas. Occidental has a 50 percent working interest.
         In east Malaysia, Occidental made significant gas discoveries offshore Sarawak. Occidental is the operator, with a 37.5 percent working interest. Occidental is continuing discussions with its partners to commercialize these discoveries. Additional exploration wells will be drilled in 1995.
         In addition, Occidental acquired new exploration blocks in Bangladesh, China, Egypt, Tunisia, Gabon and Vietnam. During 1995, exploration activities are planned in these areas as well as on previously acquired blocks in Albania, Colombia, Malaysia and the Philippines. In 1994, Occidental was awarded blocks in Hungary and is negotiating a concession contract with the government.

Reserves, Production and Related Information

         Reference is made to Note 16 to the Consolidated Financial Statements and the information appearing under the caption "Supplemental Oil and Gas Information" incorporated by reference in Item 8 of this report for information with respect to Occidental's oil and gas reserves, the production from and other changes in such reserves, the discounted present value of estimated future net cash flows therefrom, certain costs and other financial and statistical information regarding Occidental's oil and gas exploration and production operations. Estimates of reserves have been made by Occidental engineers and include reserves under which Occidental holds an economic interest under service contracts and other arrangements. The definitions used are in accordance with applicable Securities and Exchange Commission regulations. Accordingly, unless otherwise stated, all references to reserves are made on a net basis. In 1994, Occidental reported to the U.S. Department of Energy (the "DOE") on Form EIA-28 the same proved oil and gas reserves at December 31, 1993, as are set forth for that date in the information appearing under the caption "Supplemental Oil and Gas Information" contained in Occidental's 1993 Annual Report.

NATURAL GAS TRANSMISSION OPERATIONS

General

         Through MidCon Corp. ("MidCon"), Occidental engages in interstate and intrastate natural gas transmission and marketing. MidCon's subsidiaries purchase, transport, store, produce and process gas and sell gas to utilities, municipalities and industrial and commercial users.

         The principal subsidiaries of MidCon are: Natural Gas Pipeline Company of America ("Natural"), which owns a major interstate pipeline transmission system; MidCon Texas Pipeline Corp. ("MidCon Texas"), which, together with its subsidiaries, owns and operates intrastate pipeline systems in Texas; and MidCon Gas Services Corp. ("MidCon Gas"), which engages in the production, purchase and sale of gas and arranges for the transportation and storage of such gas. MidCon Exploration Company ("MidCon Exploration") owns fifty percent interests in federal oil and gas leases for two blocks in the Garden Banks area, offshore Louisiana. Other subsidiaries of MidCon process natural gas. Through subsidiaries, MidCon also owns interests in several gas pipeline joint ventures.

         MidCon's interstate pipeline operations are subject to extensive regulation by the FERC. The FERC regulates, among other things, rates and charges for transportation of gas in interstate commerce, the construction and operation of interstate pipeline facilities and the accounts and records of interstate pipelines. Certain of MidCon Texas' rates and other aspects of its business are subject to regulation by the Texas Railroad Commission.

         Order 636 was adopted by the FERC to address certain marketing advantages purportedly enjoyed by interstate pipelines over other resellers of gas. Order 636 includes requirements that interstate pipelines no longer provide a "bundled" service that uses their gas transportation and storage facilities as part of marketing gas to sales customers. As a consequence, Natural eliminated its traditional gas sales service to customers effective December 1, 1993.

         When Natural discontinued merchant service on December 1, 1993, it no longer needed gas supplies to meet sales requirements. Natural has eliminated most of its gas supply contracts through termination or buyout. Of the contracts that remain, Natural's obligations are being resolved in a number of ways in order to minimize these gas supply realignment ("GSR") costs. Natural has reached settlement agreements with its former sales customers providing for recovery of a significant amount of its GSR costs. Under these settlements, which have been approved by the FERC, Natural, through monthly demand charge billings, recovers GSR costs allocated to these customers over a 48-month period that commenced in December 1993. The FERC has also permitted Natural to implement, subject to possible refund, a tariff mechanism to recover additional portions of its GSR costs in rates charged to transportation customers that were not party to the settlements. See Note 9 to the Consolidated Financial Statements.

Properties

         Natural's principal facilities consist of two major interconnected transmission pipelines terminating in the Chicago metropolitan area. One line, which extends from the west Texas and New Mexico producing areas, includes approximately 7,100 miles of main pipeline and various small-diameter lines. The other line extends from the Gulf Coast areas of Texas and Louisiana and comprises approximately 5,000 miles of main pipeline and various small-diameter lines. These two main pipelines are connected at points in Texas and Oklahoma by Natural's 240-mile Amarillo/Gulf Coast ("A/G") Pipeline. A 105-mile pipeline runs from the Arkoma Basin gas-producing area of eastern Oklahoma to the A/G Pipeline.

         Nine underground storage fields are operated in four states to provide services to Natural's customers and to support pipeline deliveries during the winter, when space heating demand is higher.

         MidCon Texas owns and operates an intrastate pipeline system, located primarily in the Texas Gulf Coast area. The system includes approximately 2,400 miles of pipelines, supply lines, sales laterals and related facilities. A subsidiary of MidCon Texas owns a separate Texas intrastate pipeline system (the "Palo Duro System") that includes approximately 400 miles of pipeline and related facilities. The Palo Duro System is leased to a nonaffiliate. MidCon Texas operates a gas storage facility in south Texas that it leases from a partnership in which a subsidiary of MidCon Texas owns an interest.

Markets, Sales, Transportation, Storage, Production and Processing

         The location of MidCon's pipelines provides access to large market areas, to most other major pipeline systems and to nearly all major North American producing areas. This permits delivery of natural gas directly or by displacement to pipeline systems serving most of the United States.

         Deliveries of gas by MidCon's pipelines include volumes sold by the pipelines and their marketing affiliates and volumes owned by others which are transported. The following table sets forth in Bcf the gas volumes sold to, or transported for, nonaffiliates by Natural, MidCon Texas and MidCon Gas for each of the last three calendar years:

                          1994        1993        1992
                          ----        ----        ----
Natural
  Sales                    --          240         296
  Transportation         1,318       1,408       1,364

MidCon Texas
  Sales                    198         211         244
  Transportation           215         201         238

MidCon Gas
  Sales                    351         211         224

         Sales volumes shown in the foregoing table for MidCon Texas include sales deliveries by its marketing subsidiaries to nonaffiliates. The table does not include gas transported by Natural for affiliates for sale to nonaffiliates of approximately 220 Bcf in 1994, 151 Bcf in 1993 and 143 Bcf in 1992. The table also does not show volumes of gas that have been auctioned by Natural following the termination of its traditional gas sales service on December 1, 1993.

         As a result of the elimination of sales service by Natural, transportation and storage have become the cornerstones of Natural's business. Much of Natural's former sales service was replaced by a combined transportation and storage service. Customers purchasing this service pay monthly demand charges irrespective of gas volumes actually transported and stored, and commodity charges based upon actual gas volumes transported and actual gas volumes injected into, and withdrawn from, storage. In addition, Natural is authorized to assess separate monthly demand charges to these customers to recover a portion of the GSR costs.

         The combined transportation and storage service is provided under service agreements with terms ending on December 1, 1995, in the cases of Natural's major customers. While Natural anticipates that a portion of its business with at least one of these customers will shift to other pipeline companies following the expiration of existing service agreements, Natural expects to enter into new transportation and storage service agreements with all of its major customers on terms to be negotiated. Concurrent with the negotiations of these new service agreements and in accordance with a requirement in its last rate case settlement, Natural will file a general rate case with the FERC to set new rates for its services to be effective December 1, 1995.

         Pursuant to transportation agreements and FERC tariff provisions, Natural offers both firm transportation service and interruptible transportation service. For the 1994-95 winter heating season, virtually all of the capacity on Natural's pipeline system is subscribed under firm transportation agreements. Under Natural's tariff, transportation customers pay a commodity charge for volumes actually transported, based upon the geographical location, the time of year and, in many cases, the distance of the transportation provided. Firm transportation customers pay reservation charges each month, irrespective of volumes actually transported. In addition, as in the case of the combined service described above, Natural is authorized to assess separate monthly demand charges to firm transportation customers to recover a portion of the GSR costs.

         Natural also provides firm and interruptible gas storage service pursuant to storage agreements and FERC-approved tariffs. Storage customers pay a commodity charge for actual volumes injected and withdrawn and, in many cases, a monthly charge based upon volumes of gas stored. Firm storage customers pay a separate monthly demand charge irrespective of actual volumes stored.

         In 1994, Natural transported about 65 percent of the natural gas delivered into its principal market, the Chicago metropolitan area. The Chicago area deliveries were primarily to three major gas distribution utility companies. Natural estimates that the end-use markets of its principal utility customers were 44 percent residential, 18 percent commercial and 38 percent industrial.

         Natural's transportation competitors in the Chicago metropolitan area consist of other interstate pipelines that own facilities in the vicinity. Natural faces the prospect of increased competition in this market as other pipelines consider expansion projects to increase their capability to serve the Chicago area. Natural also furnishes transportation service for others to and from many other locations on its pipeline system and, in recent years, has increased transportation deliveries to markets outside the Chicago metropolitan area. Competition for such service may be provided by one or more other pipelines, depending upon the nature of the transportation service required. Transportation rates, service options and available pipeline capacity and, in some cases, the availability of, and rates for, storage services are the key factors in determining Natural's ability to compete for particular transportation business.

         MidCon Texas and its subsidiaries make sales principally to customers located in the Houston-Beaumont and Port Arthur area of Texas and provide transportation service within the state of Texas. Intense competition exists among numerous suppliers for sales of gas to customers in MidCon Texas' sales markets. Price is the primary competitive factor. At most locations on its system, MidCon Texas faces competition from other pipelines for gas transportation business. Transportation rates and available pipeline capacity are generally the key factors in determining MidCon Texas' ability to compete for particular transportation business.

         The rates for MidCon Texas' city-gate sales are subject to regulation by the Texas Railroad Commission. Other sales and transportation rates are determined by prevailing market conditions and are largely unregulated. Transportation service is provided by MidCon Texas on both a firm and an interruptible basis.

         MidCon Gas makes sales of gas nationwide to local distribution companies and commercial and industrial end users. These sales arrangements frequently include peaking and swing services that MidCon Gas is able to provide through its management of contractual rights for transportation and storage capacity from MidCon's pipeline subsidiaries and other pipeline companies. Generally, sales prices received by MidCon Gas are established by negotiation. MidCon Gas also offers a variety of fuel management services to utilities and other large volume gas users.

         During 1994, MidCon subsidiaries sold approximately 125 million gallons of natural gas liquids obtained through gas processing operations. In November 1994, a joint venture of MidCon Exploration made an oil and gas discovery in the Garden Banks area, offshore Louisiana, that tested at a daily rate of approximately 10,500 barrels of oil and 11.9 MMcf of gas.

         Through other subsidiaries, MidCon is exploring opportunities in emerging natural gas markets such as natural gas fueled vehicles, wholesale electric power brokering and independent electric power generation. During 1994, a MidCon subsidiary opened an office in the Philippines to pursue power generation projects in southeast Asia.

Gas Supply

         As a part of its service restructuring pursuant to Order 636, Natural has reduced substantially the amount of gas supplies it has under contract and will be eliminating all supply contract obligations over time.

         MidCon Texas purchases its gas supplies from producers and, to a lesser extent, from other pipeline companies or their subsidiaries. MidCon Gas purchases gas supplies from Natural at auction and from producers and other gas marketers. MidCon Gas also obtains supplies from its own production and maintains inventories of gas supplies in storage facilities of its affiliates and other pipeline companies.

Pipeline Ventures

         Through subsidiaries, MidCon owns interests of from 20 to 50 percent in three pipeline ventures that operate approximately 520 miles of pipeline in the Gulf of Mexico and interests, of varying percentages, in approximately 270 miles of jointly owned supply laterals that also operate in the Gulf of Mexico. The ventures transport gas onshore from producers in the offshore Louisiana and Texas areas for various customers. Other subsidiaries of MidCon own interests of 18 and 33 1/3 percent, respectively, in two onshore pipeline ventures. These ventures operate approximately 520 miles of pipelines from Colorado to Nebraska.

CHEMICAL OPERATIONS

General

         Occidental conducts its chemical operations through Occidental Chemical Corporation and its various subsidiaries and affiliates (collectively, "OxyChem"). OxyChem manufactures and markets a variety of basic chemicals, petrochemicals and polymers and plastics.

         A substantial portion of OxyChem's products are principally commodity in nature, i.e., they are equivalent to products manufactured by others that are generally available in the marketplace and are produced and sold in large volumes, primarily to industrial customers for use as raw materials. Many of OxyChem's manufacturing operations are integrated, and many of its products are both sold to others and further processed by OxyChem into other chemical products.

         OxyChem has been expanding and further integrating its industrial chemicals business through acquisitions and expansions of existing facilities. OxyChem also has added capacity at several of its facilities over the past few years through "debottlenecking" projects, which expand or modify portions of existing facilities that had previously limited production, thus adding incremental capacity at a relatively low cost.

         In March 1994, OxyChem received a favorable decision from Western New York Federal District Court Judge John T. Curtin stating that OxyChem was not liable to New York State for punitive damages in the Love Canal lawsuit. See
Note 8 to the Consolidated Financial Statements.

         In April 1994, OxyChem sold its 49 percent owned Mexican affiliate, Polifos S.A. de C.V., to Grupo Industrias Resistol. Polifos lacked any long-term strategic benefit to OxyChem, either in its base industrial phosphate business (which OxyChem exited in 1990) or as a vehicle to enter Mexico's chlor-alkali, vinyls, or petrochemicals industries in which OxyChem's strategic interests lie.

         In April 1994, OxyChem announced plans to resume construction of a 66,000 tons-per-year sodium chlorate plant at Taft, Louisiana. When combined with earlier plant capacity expansions, this current expansion will increase OxyChem's total sodium chlorate production capacity to 126,000 tons annually.

         In August 1994, OxyChem signed a definitive agreement with Borden Chemicals and Plastics ("Borden") for its purchase of OxyChem's Addis, Louisiana polyvinyl chloride ("PVC") production facility. In addition, OxyChem signed a definitive agreement in September 1994 with Ozite Corporation ("Ozite") for its purchase of OxyChem's Burlington South, New Jersey PVC production facility. These actions follow OxyChem's January 1994 agreement with the Federal Trade Commission ("FTC") resolving its challenge to OxyChem's 1986 acquisition of Tenneco Polymers' PVC plants. Borden's and Ozite's acquisitions of OxyChem's Addis and Burlington South plants, respectively, are contingent upon FTC approval. Until such approval is obtained, there can be no assurance that such transactions will be consummated.

         In October 1994, OxyChem announced that it was exiting the chloromethane chemical business and discontinuing operations at its Belle, West Virginia plant. See the information appearing under the caption "Management's Discussion and Analysis" in the 1994 Annual Report, which is incorporated by reference in Item 7 of this report. This decision was made in light of OxyChem's strategy of supporting only those core, low-cost businesses that can significantly contribute to earnings. The Belle plant was a small plant which had been unprofitable or marginally profitable for several years.

         In February 1995, OxyChem and Marubeni Corporation announced revised capacity increase plans proposing to add 700 million pounds per year of vinyl chloride monomer ("VCM") production capacity to their joint venture OxyMar plant located in Ingleside, Texas. The expansion is scheduled for completion in the middle of 1997 and will bring the facility's total capacity to more than 2.1 billion pounds per year.

         OxyChem's operations are affected by cyclical factors in the general economic environment and by specific chemical industry conditions. The chemical industry in the United States was characterized in 1994 by higher sales prices and margins for many chemical products manufactured by OxyChem. Continued cost reduction efforts instituted by OxyChem also resulted in savings as compared to 1993. The integration strategy adopted by OxyChem permitted it to maintain relatively high operating rates in 1994, with similar operating rates expected to continue for 1995.

         Similarly, conditions improved for the agricultural phosphate industry in 1994. Both the demand and margins for domestic and offshore phosphate fertilizers increased. As a result, OxyChem restarted its idled Swift Creek phosphoric acid production facility. 1994 was the first full year of production of a new product, clarified superphosphoric acid, and OxyChem successfully established itself in this market.

         OxyChem's operations also have been affected by environmental regulation and associated costs. See the information appearing under the caption "Environmental Regulation" in this report.

Principal Products

         OxyChem produces the following chemical products:

                                      Principal Products                              Major Uses
                             -------------------------------------     ----------------------------------------
Basic Chemicals              Chlor-alkali chemicals
                               Chlorine..........................      PVC, chemical manufacturing, pulp and
                                                                         paper production, water treatment
                               Caustic soda......................      Chemical manufacturing, pulp and paper
                                                                         production, cleaning products
                             Potassium chemicals (including
                               potassium hydroxide)..............      Glass, fertilizers, cleaning products,
                                                                         rubber
                             Ethylene dichloride.................      Raw material for vinyl chloride monomer
                             Sodium silicates....................      Soaps and detergents, catalysts, paint
                                                                         pigments
                             Chrome chemicals....................      Metal and wood treatments, leather
                                                                         tanning
                             Chlorinated isocyanurates...........      Swimming pool sanitation, household and
                                                                         industrial disinfecting and
                                                                         sanitizing products
                             Proprietary chemicals...............      Agricultural, pharmaceutical, plastics,
                               (chemical intermediates derived           metal plating, aerospace and food-
                               principally from fluorine,                service applications
                               chlorine and sulfur)
                             -------------------------------------     ----------------------------------------
Petrochemicals               Ethylene............................      Raw material for production of
                                                                         polyethylene, vinyl chloride monomer,
                                                                         ethylene glycols and other ethylene
                                                                         oxide derivatives
                             Benzene.............................      Raw material for production of styrene,
                                                                         phenolic polymers and nylon
                             Propylene...........................      Raw material for the production of
                                                                         polypropylene and acrylonitrile
                             Ethylene glycols and other
                               ethylene oxide derivatives........      Polyester products, antifreeze, brake
                                                                         fluids
                             -------------------------------------     ----------------------------------------
Polymers and Plastics        Vinyl chloride monomer..............      Raw material for polyvinyl chloride
                             Polyvinyl chloride..................      Film, pipe, wire insulation, flooring,
                                                                         footwear, bottles, siding, home
                                                                         construction products
                             Polyethylene (including high
                               density polyethylene).............      Molded plastic, films for packaging,
                                                                         trash can liners
                             Phenolic resins/molding compounds...      Automotive brake pistons, adhesives,
                                                                         carbonless copy paper, pot and pan
                                                                         handles
                             -------------------------------------     ----------------------------------------
Agricultural Products        Phosphoric and superphosphoric
                               acid..............................      Fertilizers
                             Agricultural phosphates.............      Fertilizers and animal feeds

         Based in part on statistics in chemical industry publications, Occidental believes that during 1994 it was the largest merchant marketer of chlorine and caustic soda; including OxyMar (OxyChem's joint venture with Marubeni) the largest producer of vinyl chloride monomer; the largest producer of PVC dispersion resins and chrome chemicals; the second-largest producer of sodium silicates and ethylene glycols; the sixth-largest producer of ethylene; and the largest supplier to the DOT-3 brake fluids aftermarket in the United States. Additionally, Occidental believes it was the world's largest producer of potassium hydroxide, phenolic molding compounds and chlorinated isocyanurate products and the world's largest exporter of ethylene dichloride.

Raw Materials

         Nearly all raw materials utilized in OxyChem's operations that are not produced by OxyChem or acquired from affiliates are readily available from a variety of sources. Most of OxyChem's key raw materials purchases are made through short- and long-term contracts. OxyChem is not dependent on any single nonaffiliated supplier for a material amount of its raw material or energy requirements, subject to establishing alternative means of transportation or delivery in the event of the termination of arrangements with existing suppliers.

Patents, Trademarks and Processes

         OxyChem owns and licenses a large number of patents and trademarks and uses a variety of processes in connection with its operations, some of which are proprietary and some of which are licensed. OxyChem does not regard its business as being materially dependent on any single patent or trademark it owns or licenses or any process it uses.

Sales and Marketing

         OxyChem's products are sold primarily to industrial users or distributors located in the United States, largely by its own sales force. OxyChem sells its products principally at current market or current market-related prices through short- and long-term sales agreements. Except for sales in the export market, OxyChem generally does not use spot markets to sell products. No significant portion of OxyChem's business is dependent on a single customer. In general, OxyChem does not manufacture its products against a backlog of firm orders; production is geared primarily to the level of incoming orders and to projections of future demand.

Competition

         The chemical business is very competitive. Since most of OxyChem's products are commodity in nature, they compete primarily on the basis of price, quality characteristics and timely delivery. Because OxyChem's products generally do not occupy proprietary positions, OxyChem endeavors to be an efficient, low-cost producer through the employment of modern, high-yield plants, equipment and technology. OxyChem's size and the number and location of its plants also produce competitive advantages, principally in its ability to meet customer specifications and delivery requirements.

Properties

         OxyChem, which is headquartered in Dallas, Texas, operates 38 chemical product manufacturing facilities in the United States. Many of the larger facilities are located in the Gulf Coast areas of Texas and Louisiana. In addition, OxyChem operates 14 chemical product manufacturing facilities in eight foreign countries, with the most significant foreign plants being in Brazil. A number of additional facilities process, blend and store the chemical products. OxyChem also operates an open-pit phosphate rock mine in Florida. Recoverable phosphate rock reserves were estimated by OxyChem's independent engineers, DeGolyer & MacNaughton, at December 31, 1994, to be approximately 73 million tons with an average bone phosphate-of-lime content of 66.4 percent. OxyChem uses an extensive fleet of barges and railroad cars and owns and operates a pipeline network of over 950 miles along the Gulf Coast of Texas for the transportation of ethylene, propylene and feedstocks.

         All of OxyChem's manufacturing facilities are owned or leased on a long-term basis.

CAPITAL EXPENDITURES

         Occidental's oil and gas operations, based on depletable resources, are capital intensive, involving large-scale expenditures. In particular, in the search for and development of new reserves, long lead times are often required. In addition, Occidental's other businesses require capital expenditures in order to remain competitive and to comply with safety and environmental laws. Occidental's capital expenditures for its ongoing businesses totaled approximately $1.1 billion in 1994 and 1993, exclusive of the non-cash consideration for acquisitions. The 1994 amount included capital expenditures aggregating $818 million for oil and gas, $190 million for chemical and $93 million for natural gas transmission. The 1994 capital expenditures reflected both the cash portion of the purchase price of certain oil and gas properties acquired from Agip and the payments under a production-sharing agreement for an enhanced oil recovery project in Qatar. Occidental's total capital expenditures, exclusive of acquisitions, if any, for 1995 are expected to approximate $960 million, the majority of which is for oil and gas operations.

EMPLOYEES

         Occidental and its subsidiaries employed a total of 19,660 persons at December 31, 1994, of whom 14,800 were located in the United States. 6,610 were employed in oil and gas operations, 2,210 in natural gas transmission operations and 10,310 in chemical operations. An additional 530 persons were employed at corporate headquarters. Approximately 2,500 U.S.-based employees are represented by labor unions.

         Occidental has a long-standing policy to ensure that fair and equal employment opportunities are extended to all persons without regard to race, religion, color, sex, age, national origin, handicap or veteran status. Occidental is committed to vigorous, good-faith enforcement of this policy. Occidental maintains numerous affirmative action programs which are in effect at company locations.

ENVIRONMENTAL REGULATION

         Occidental's operations in the United States are subject to increasingly stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations are also subject to environmental protection laws. Applicable U.S. laws include the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, the Resource Conservation and Recovery Act, as amended by the Hazardous and Solid Waste Amendments and similar state environmental laws. The laws which require or address remediation apply retroactively to previous waste disposal practices and, in many cases, the laws apply regardless of fault, legality of the original activities or ownership or control of sites. Occidental is currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites. Also, Occidental and certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites, including in some instances having been named as defendants, as potentially responsible parties ("PRPs"), or as both defendants and PRPs under the federal Superfund law. These proceedings seek funding for remediation, remediation, or both, and, in some cases, compensation for alleged personal injury or property damage, punitive damages and civil penalties, aggregating substantial amounts.

         Occidental has accrued reserves for its environmental liabilities. As of December 31, 1994 and 1993, Occidental had environmental reserves of approximately $635 million and $742 million, respectively. Occidental provided additional reserves of approximately $4 million in 1994, $18 million in 1993 and $42 million in 1992 for costs associated with expected remediation efforts at a number of sites. The 1994 amount related entirely to the oil and gas division. The 1993 amount included a $17 million provision in the oil and gas division and a $1 million provision in the chemical division. The 1992 amount related entirely to the oil and gas division.

         Occidental's estimated operating expenses in 1994 relating to compliance with environmental laws and regulations governing ongoing operations were approximately $114 million, compared with $110 million in 1993 and $117 million in 1992. The 1994 amount included $74 million in the chemical division, $34 million in the oil and gas division and $6 million in the natural gas transmission division. In addition, estimated capital expenditures for environmental compliance were $67 million in 1994, compared with $83 million in 1993 and $80 million in 1992. The 1994 amount included $42 million in the oil and gas division, $24 million in the chemical division and $1 million in the natural gas transmission division. Occidental presently estimates that divisional capital expenditures for environmental compliance (including environmental control facilities) will be approximately $99 million in 1995 and approximately $105 million in 1996.

ITEM 3  LEGAL PROCEEDINGS

         There is incorporated by reference herein the information regarding lawsuits, claims and related matters in Note 8 to the Consolidated Financial Statements.

         In 1990, Continental Trend Resources ("CTR") filed an action against OXY USA Inc. ("OXY USA") in the U.S. District Court for the Western District of Oklahoma, seeking damages for antitrust violations and tortious interference with contract. In 1991, a jury returned a verdict in favor of CTR for $269,000 in actual damages and $30,000,000 in punitive damages on the tortious interference claims. OXY USA appealed the judgment to the U.S. Court of Appeals for the 10th Circuit. On January 12, 1995, that Court affirmed the judgment. OXY USA has filed a petition for rehearing and has suggested that a rehearing en banc is appropriate.

         In 1990, Dakota Gasification Company ("Dakota") filed an action in the U.S. District Court of North Dakota against Natural and three other purchasers of synthetic natural gas produced at a coal gasification plant in North Dakota, seeking declaratory judgment as to the validity and interpretation of four gas purchase agreements with regard to, among other things, an interpretation of the pricing provision. Dakota also alleged breach of contract, misrepresentation and intentional interference with contractual relations. On January 23, 1995, the FERC approved a definitive settlement agreement between Dakota and Natural. Settlements with the other purchaser defendants have not yet been approved by the FERC.

         In 1986, the FTC initiated an administrative proceeding against OxyChem alleging that its acquisition of facilities from Tenneco Polymers, Inc. in Pasadena, Texas and Burlington South, New Jersey violated antitrust laws. The administrative complaint sought rescission of the acquisition agreement and divestiture of the acquired assets. In 1993, the FTC issued an opinion and final order of divestiture. OxyChem petitioned for review to the U.S. Court of Appeals for the Second Circuit (the "Second Circuit"). A settlement was subsequently reached under which OxyChem agreed to divest its facilities in Burlington South and, in lieu of Pasadena, Addis, Louisiana, and refrain from acquiring PVC assets for a period of 10 years without FTC approval. The Second Circuit approved the settlement in January 1994. Definitive agreements with Borden and Ozite to sell the Addis and Burlington South facilities, respectively, were subsequently negotiated. Such agreements remain subject to approval of the FTC, from which approval is not yet forthcoming.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Occidental's security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

                               Age at
                              February      Positions with Occidental and Subsidiaries and Five-Year
 Name                         28, 1995      Employment History
 -----------------------     ----------     --------------------------------------------------------------
 Dr. Ray R. Irani                60         Chairman and Chief Executive Officer since 1990; President since 1984; 1984-1990, Chief Operating Officer; Director
                                            since 1984; 1983-January 1991, Chief Executive Officer of
                                            Occidental Chemical Corporation ("Occidental Chemical");
                                            Chairman of the Board of CanadianOxy since 1986; member of
                                            Executive Committee.

 Dr. Dale R. Laurance            49         Executive Vice President and Senior Operating Officer since
                                            1990; 1984-1990, Executive Vice President--Operations;
                                            Director since 1990; member of Executive Committee.

 Stephen I. Chazen               48         Executive Vice President--Corporate Development since 1994;
                                            1990-1994, Managing Director, Merrill Lynch & Co.
                                            Incorporated.

 Donald P. de Brier              54         Executive Vice President, General Counsel and Secretary since
                                            1993; 1989-1993, General Counsel and member of the
                                            Management Committee of BP Exploration and Production
                                            Company.

 Richard W. Hallock              50         Executive Vice President--Human Resources since 1994; 1993-
                                            1994, Director, Worldwide Total Compensation of IBM; 1990-
                                            1993, various other human resources positions with IBM.

 J. Roger Hirl                   63         Executive Vice President since 1984; Director since 1988;
                                            President and Chief Executive Officer of Occidental Chemical
                                            since 1991; 1983-1991, President and Chief Operating
                                            Officer of Occidental Chemical.

 Anthony R. Leach                55         Executive Vice President and Chief Financial Officer since
                                            1991;  1984-1991, Vice President and Controller.

 David R. Martin                 63         Executive Vice President since 1983; President and Chief
                                            Executive Officer of Occidental Oil and Gas Corporation since
                                            1993; 1986-1993, President and Chief Operating Officer of
                                            Occidental Oil and Gas; Chairman of the Board of Occidental
                                            International Exploration and Production Company since 1993;
                                            1984-1993, President of Occidental International
                                            Exploration and Production Company.

                               Age at
                              February      Positions with Occidental and Subsidiaries and Five-Year
 Name                         28, 1995      Employment History
 -----------------------     ----------     --------------------------------------------------------------
 John F. Riordan                 59         Executive Vice President since 1991; Director since 1991;
                                            President and Chief Executive Officer of MidCon Corp. since
                                            1990; 1988-1990, President and Chief Operating Officer of
                                            MidCon Corp.

 Howard Collins                  51         Vice President--Public Relations since 1993; 1986-1993,
                                            Director--Public Relations.

 Catharine M. deLacy             37         Vice President--Health, Environment and Safety since 1993;
                                            1990-1993, Director--Environmental Affairs and Technical
                                            Support; 1989-1990, Director--Federal Government Affairs
                                            for the Council for Solid Waste Solutions.

 Samuel P. Dominick, Jr.         54         Vice President and Controller since 1991; 1990-1991,
                                            Assistant Controller--Internal Audit; 1985-1990, Director
                                            of Internal Audit.

 Fred J. Gruberth                61         Vice President and Treasurer since 1992; 1978-1992, Senior
                                            Assistant Treasurer.

 Kenneth J. Huffman              50         Vice President--Investor Relations since 1991; 1989-1991,
                                            Vice President--Finance, American Exploration Company.

 Robert M. McGee                 48         Vice President since 1994; President of Occidental
                                            International Corporation since 1991; 1981-1991, Senior
                                            Executive Vice President of Occidental International
                                            Corporation.

 John W. Morgan                  41         Vice President--Operations since 1991; 1984-1991,
                                            Director--Operations.

 S.A. Smith                      50         Vice President since 1984; Executive Vice President--
                                            Worldwide Finance and Chief Financial Officer of Occidental
                                            Oil and Gas Corporation since 1994; 1986-1994, Vice
                                            President--Financial Planning and Analysis.

 James B. Taylor                 56         Vice President since 1994; Executive Vice President--
                                            International Operations of Occidental Oil and Gas
                                            Corporation since 1994; Executive Vice President--Corporate
                                            Development since 1993; 1990-1993, Executive Vice President and Chief Operating Officer of CanadianOxy.

 Aurmond A. Watkins, Jr.         52         Vice President--Tax since 1991; 1986-1991, Director--
                                            Taxes.

         The current term of office of each Executive Officer will expire at the April 28, 1995, organizational meeting of the Occidental Board of Directors or at such time as his or her successor shall be elected.

                                    PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         There is hereby incorporated by reference the quarterly financial data appearing under the caption "Quarterly Financial Data" and the information appearing under the captions "Management's Discussion and Analysis--Liquidity and Capital Resources" and "--Stockholders and Market Data" in the 1994
Annual Report, relevant portions of which 1994 Annual Report are filed as
Exhibit 13 to this report.

ITEM 6     SELECTED FINANCIAL DATA

         There is hereby incorporated by reference the information appearing under the caption "Five-Year Summary of Selected Financial Data" in the 1994 Annual Report.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis" in the 1994 Annual Report.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION

                                                                                                Pages
                                                                                 ---------------------------------
                                                                                 Annual Report           Form 10-K
                                                                                 -------------           ---------
Financial Statements and Supplementary Data (pages 21 through 58 and pages
60 through 68 of Occidental's 1994 Annual Report incorporated herein by
reference):                                                                                                  --

     Consolidated Statements of Operations . . . . . . . . . . . . . . . . . .         33                    --

     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . .      34 - 35                  --

     Consolidated Statements of Nonredeemable Preferred Stock,
       Common Stock and Other Stockholders' Equity . . . . . . . . . . . . . .         36                    --

     Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . .         37                    --

     Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .      38 - 58                  --

     Report of Independent Public Accountants  . . . . . . . . . . . . . . . .         60                    --

     Quarterly Financial Data  . . . . . . . . . . . . . . . . . . . . . . . .      61 - 62                  --

     Supplemental Oil and Gas Information  . . . . . . . . . . . . . . . . . .      63 - 68                  --

Report of Independent Public Accountants  . . . . . . . .. . . . . . . . . . .         --                    20

Financial Statement Schedule:

   II    Valuation and Qualifying Accounts for the years ended
         December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . .         --                    21


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors, Occidental Petroleum Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Occidental Petroleum Corporation's Annual Report for the year ended December 31, 1994, incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated February 3, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the Index to Financial Statements and Related Information is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

         Our report on the consolidated financial statements includes an explanatory paragraph with respect to the adoption by the Company, effective January 1, 1992, of Statement of Financial Accounting Standards No. 106 and No. 109, as discussed in Note 4 to the consolidated financial statements.


Los Angeles, California                   ARTHUR ANDERSEN LLP
February 3, 1995

                                         OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                           (In millions)


                                                                   Additions
                                                         -----------------------------
                                          Balance at      Charged to      Charged to                          Balance at
                                         Beginning of      Costs and         Other                              End of
                                            Period         Expenses        Accounts        Deductions           Period
                                         -------------   -------------   -------------   -------------      -------------
1994
    Allowance for doubtful accounts      $          13   $           6   $          --   $          (2)     $          17
                                         =============   =============   =============   =============      =============
    Environmental                        $         742   $           4   $          51   $        (162)(a)  $         635
    Contract impairment                            165              --              --             (24)(b)            141
    Foreign and other taxes,
      litigation and other reserves                818             190              84             (90)(a)          1,002
                                         -------------   -------------   -------------   -------------      -------------
                                         $       1,725   $         194   $         135   $        (276)     $       1,778(c)
                                         =============   =============   =============   =============      =============
1993
    Allowance for doubtful accounts      $          22   $           3   $           3   $         (15)     $          13
                                         =============   =============   =============   =============      =============
    Environmental                        $         808   $          18   $           8   $         (92)(a)  $         742
    Contract impairment                            494              --              --            (329)(b)            165
    Foreign and other taxes,
      litigation and other reserves              1,347               7             149            (685)(d)            818
                                         -------------   -------------   -------------   -------------      -------------
                                         $       2,649   $          25   $         157   $      (1,106)     $       1,725(c)
                                         =============   =============   =============   =============      =============
1992
    Allowance for doubtful accounts      $          17   $           4   $           5   $          (4)     $          22
                                         =============   =============   =============   =============      =============
    Environmental                        $         883   $          42   $           4   $        (121)(a)  $         808
    Contract impairment                            567              --             292(e)         (365)(b)            494
    Foreign and other taxes,
      litigation and other reserves                763             591              72             (79)(a)          1,347
                                         -------------   -------------   -------------   -------------      -------------
                                         $       2,213   $         633   $         368   $        (565)     $       2,649(c)
                                         =============   =============   =============   =============      =============

(a) Primarily represents payments.
(b) Primarily represents the reduction of the reserve to reflect a decrease in the net exposure under disadvantageous gas purchase contracts, the elimination of certain potential claims, the successful resolution of litigation, settlements or other changes in the expected outcome of matters covered by the reserve.
(c) Of these amounts, $197 million, $184 million and $160 million in 1994, 1993 and 1992, respectively, is classified as current.
(d) Primarily represents reversal of reserves no longer required.
(e) Primarily represents the effect of the adoption of Statement of Financial Accounting Standards No. 109, effective January 1,
    1992, which eliminated the previously used net-of-tax accounting for assets and liabilities related to purchased businesses.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" in Occidental's definitive proxy statement filed in connection with its April 28, 1995, Annual Meeting of Stockholders (the "1995 Proxy Statement"). See also the list of Occidental's executive officers and related information under "Executive Officers of the Registrant" in Part I hereof.

ITEM 11  EXECUTIVE COMPENSATION

         There is hereby incorporated by reference the information appearing under the captions "Executive Compensation" (excluding, however, the information appearing under the subcaptions "Report of the Compensation Committee" and "Performance Graphs") and "Election of Directors--Information Regarding the Board of Directors and Its Committees" in the 1995 Proxy Statement.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1995 Proxy Statement.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information appearing under the caption "Election of Directors--Compensation Committee Interlocks and Insider Participation" in the 1995 Proxy Statement.


                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) AND (2).  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                 Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

         (a)(3).  EXHIBITS

           3.(i) Restated Certificate of Incorporation of Occidental, together with all certificates amendatory thereof filed with the Secretary of State of Delaware through December 23, 1994.

           3.(ii)  By-laws of Occidental, as amended through December 15, 1994.

           4.1* Occidental Petroleum Corporation Credit Agreement, dated as of October 20, 1994 (filed as Exhibit 4 to the Quarterly
                   Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).

           4.2 Instruments defining the rights of holders of other long-term debt of Occidental and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Occidental and its subsidiaries on a consolidated basis. Occidental agrees to furnish a copy of any such instrument to the Commission upon request.

                   All of the Exhibits numbered 10.1 to 10.26 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K.

           10.1* Employment Agreement, dated May 1, 1993, between Occidental and David R. Martin (filed as Exhibit 10.1 to the Quarterly
                   Report on Form 10-Q of Occidental for the quarterly period ending June 30, 1993, File No. 1-9210).

           10.2*   Amendment No. 1, dated May 14, 1993, between Occidental and
                   Mr. Martin, to Employment Agreement, dated May 1, 1993 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of
                   Occidental for the quarterly period ending June 30, 1993, File No. 1-9210).

           10.3*   Consultation Agreement, dated December 16, 1974, between
                   Occidental Petroleum Corporation, a California corporation, and Arthur Groman (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December
                   31, 1987, File No. 1-9210).

           10.4*   Employment Agreement, dated as of May 14, 1992, between
                   Occidental and J. Roger Hirl (filed as Exhibit 10.2 to the
                   Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1992, File No. 1-9210).

           10.5*   Employment Agreement, dated November 16, 1991, between
                   Occidental and Dr. Ray R. Irani (filed as Exhibit 10.5 to the
                   Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1991, File No. 1-9210).

           10.6*   Employment Agreement, dated September 16, 1993, between
                   Occidental and Dr. Dale R. Laurance (filed as Exhibit 10.7 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1993, File No. 1-9210).

           10.7*   Employment Agreement, dated as of May 14, 1992, between
                   Occidental and John F. Riordan (filed as Exhibit 10.4 to the
                   Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1992, File No. 1-9210).

           10.8*   Termination of Consulting Agreement and Release, dated
                   November 11, 1993, between OXY USA Inc. and George O. Nolley
                   (filed as Exhibit 10.9 to the Annual Report on Form 10-K of
                   Occidental for the fiscal year ended December 31, 1993, File
                   No. 1-9210).
_______________________________
* Incorporated herein by reference.

           10.9* Form of Indemnification Agreement between Occidental and each of its directors (filed as Exhibit B to Occidental's Proxy
                   Statement for its May 21, 1987, Annual Meeting of
                   Stockholders, File No. 1-9210).

           10.10*  Occidental Petroleum Corporation Split Dollar Life Insurance
                   Program and Related Documents (filed as Exhibit 10.2 to the
                   Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).

           10.11* Occidental Petroleum Insured Medical Plan, as amended and restated effective April 29, 1994, amending and restating the Occidental Petroleum Corporation Executive Medical Plan (As
                   Amended and Restated Effective April 1, 1993) (filed as
                   Exhibit 10 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ending March 31, 1994, File No.
                   1-9210).

           10.12* Occidental Petroleum Corporation 1978 Stock Option Plan (as amended and restated effective May 21, 1987) (filed as
                   Exhibit 28(a) to Occidental's Registration Statement on Form
                   S-8, File No. 33-14662).

           10.13*  Form of Nonqualified Stock Option Grant under Occidental
                   Petroleum Corporation 1978 Stock Option Plan (filed as
                   Exhibit 10.19 to the Registration Statement on Form 8-B, dated June 26, 1986, of Occidental, File No. 1-9210).

           10.14*  Form of Incentive Stock Option Grant under Occidental
                   Petroleum Corporation 1978 Stock Option Plan (filed as
                   Exhibit 10.20 to the Registration Statement on Form 8-B, dated June 26, 1986, of Occidental, File No. 1-9210).

           10.15* Occidental Petroleum Corporation 1987 Stock Option Plan, as amended through April 29, 1992 (filed as Exhibit 10.1 to the
                   Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

           10.16*  Form of Nonqualified Stock Option Agreement under Occidental
                   Petroleum Corporation 1987 Stock Option Plan (filed as
                   Exhibit 10.2 to the Quarterly Report on Form 10-Q of
                   Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

           10.17*  Form of Nonqualified Stock Option Agreement, with Stock
                   Appreciation Right, under Occidental Petroleum Corporation
                   1987 Stock Option Plan (filed as Exhibit 10.3 to the
                   Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

           10.18*  Form of Incentive Stock Option Agreement under Occidental
                   Petroleum Corporation 1987 Stock Option Plan (filed as
                   Exhibit 10.4 to the Quarterly Report on Form 10-Q of
                   Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

           10.19*  Form of Incentive Stock Option Agreement, with Stock
                   Appreciation Right, under Occidental Petroleum Corporation
                   1987 Stock Option Plan (filed as Exhibit 10.5 to the
                   Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

           10.20*  Occidental Petroleum Corporation 1977 Executive Long-Term
                   Incentive Stock Purchase Plan, as amended through December 10,
                   1992 (filed as Exhibit 10.20 to the


_______________________________
* Incorporated herein by reference.

                   Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File No. 1-9210).

           10.21*  Form of award letter utilized under Occidental Petroleum
                   Corporation 1977 Executive Long-Term Incentive Stock Purchase
                   Plan (filed as Exhibit 10.21 to the Annual Report on Form
                   10-K of Occidental for the fiscal year ended December 31, 1992, File No. 1-9210).

           10.22*  Occidental Petroleum Corporation Senior Executive
                   Supplemental Retirement Plan, Senior Executive Supplemental
                   Life Insurance Plan and Senior Executive Deferred
                   Compensation Plan, all effective as of January 1, 1986, as amended and restated effective as of January 1, 1989 (filed as Exhibit 10.21 to the Annual Report on Form 10-K of
                   Occidental for the fiscal year ended December 31, 1988, File
                   No. 1-9210).

           10.23*  Occidental Petroleum Corporation Senior Executive Survivor
                   Benefit Plan, effective as of January 1, 1986, as amended and restated effective as of January 1, 1990 (filed as Exhibit
                   10.22 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1989, File No. 1-9210).

           10.24* Occidental Petroleum Corporation Incentive Compensation Plan, effective as of October 28, 1991 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1991, File No. 1-9210).

           10.25*  Occidental Petroleum Corporation 1988 Deferred Compensation
                   Plan (as amended and restated effective as of January 1, 1994) (filed as Exhibit 10.1 to the Quarterly Report on Form
                   10-Q of Occidental for the quarterly period ended September
                   30, 1994, File No. 1-9210).

           10.26*  Memorandum, dated February 8, 1990, regarding MidCon Corp.
                   Financial Counseling Program (filed as Exhibit 10.29 to the
                   Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1989, File No. 1-9210).

           11 Statement regarding computation of earnings per common and common equivalent share and fully diluted earnings per share for the three years ended December 31, 1994.

           12 Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December
                   31, 1994.

           13      Pages 21 through 58 and pages 60 through 68 of Occidental's
                   Annual Report for the fiscal year ended December 31, 1994, which are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

           21      List of subsidiaries of Occidental at December 31, 1994.

           23      Consent of Independent Public Accountants.

           27 Financial data schedule of Occidental for the fiscal year ended December 31, 1994.


_______________________________
* Incorporated herein by reference.


         (b)  REPORTS ON FORM 8-K

                 During the fourth quarter of 1994, Occidental filed the following Current Report on Form 8-K:

                 1. Current Report on Form 8-K dated October 19, 1994 (date of earliest event reported), filed on October 20, 1994, for the purpose of reporting, under Item 5, Occidental's results of operations for the third quarter ended September 30, 1994.

                 During the first quarter of 1995 to the date hereof, Occidental filed the following Current Report on Form 8-K:

                 1. Current Report on Form 8-K dated January 25, 1995 (date of earliest event reported), filed on January 26, 1995, for the purpose of reporting, under Item 5, Occidental's results of operations for the fourth quarter and fiscal year ended December 31, 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OCCIDENTAL PETROLEUM CORPORATION


March 16, 1995                      By:             RAY R. IRANI
                                        -------------------------------------
                                                    Ray R. Irani
                                         Chairman of the Board of Directors,
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                    TITLE                        DATE
       ---------                    -----                        ----
     RAY R. IRANI            Chairman of the Board          March 16, 1995
- ------------------------     of Directors, President
     Ray R. Irani            and Chief Executive
                             Officer

   ANTHONY R. LEACH          Executive Vice President       March 16, 1995
- ------------------------     and Chief Financial
   Anthony R. Leach          Officer

 SAMUEL P. DOMINICK, JR.     Vice President and             March 16, 1995
- ------------------------     Controller (Chief
 Samuel P. Dominick, Jr.     Accounting Officer)

                             Director                       March __, 1995
- ------------------------
      Albert Gore

     ARTHUR GROMAN           Director                       March 16, 1995
- ------------------------
     Arthur Groman

       SIGNATURE                    TITLE                        DATE
       ---------                    -----                        ----
      J. ROGER HIRL          Director                       March 16, 1995
- ------------------------
      J. Roger Hirl

      JOHN W. KLUGE          Director                       March 16, 1995
- ------------------------
      John W. Kluge

    DALE R. LAURANCE         Director                       March 16, 1995
- ------------------------
    Dale R. Laurance

    IRVIN W. MALONEY         Director                       March 16, 1995
- ------------------------
    Irvin W. Maloney

    GEORGE O. NOLLEY         Director                       March 16, 1995
- ------------------------
    George O. Nolley

    JOHN F. RIORDAN          Director                       March 16, 1995
- ------------------------
    John F. Riordan

    RODOLFO SEGOVIA          Director                       March 16, 1995
- ------------------------
    Rodolfo Segovia

    AZIZ D. SYRIANI          Director                       March 16, 1995
- ------------------------
    Aziz D. Syriani

    ROSEMARY TOMICH          Director                       March 16, 1995
- ------------------------
    Rosemary Tomich

                              INDEX TO EXHIBITS


        EXHIBIT
        -------
        3.(i)   Restated Certificate of Incorporation of Occidental, together with all certificates amendatory thereof filed with the Secretary of State of Delaware through
                December 23, 1994.

        3.(ii)  By-laws of Occidental, as amended through December 15, 1994.

        4.1*    Occidental Petroleum Corporation Credit Agreement, dated as of October 20, 1994
                (filed as Exhibit 4 to the Quarterly Report on Form 10-Q of Occidental for the
                quarterly period ended September 30, 1994, File No. 1-9210).

        4.2     Instruments defining the rights of holders of other long-term debt of Occidental and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of
                Occidental and its subsidiaries on a consolidated basis. Occidental agrees to furnish a copy of any such instrument to the Commission upon request.

                All of the Exhibits numbered 10.1 to 10.26 are management contracts and compensatory plans required to be identified specifically as responsive to Item
                601(b)(10)(iii)(A) of Regulation S-K.

        10.1*   Employment Agreement, dated May 1, 1993, between Occidental and David R.
                Martin (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for
                the quarterly period ending June 30, 1993, File No. 1-9210).

        10.2*   Amendment No. 1, dated May 14, 1993, between Occidental and Mr. Martin, to
                Employment Agreement, dated May 1, 1993 (filed as Exhibit 10.2 to the Quarterly
                Report on Form 10-Q of Occidental for the quarterly period ending June 30, 1993,
                File No. 1-9210).

        10.3*   Consultation Agreement, dated December 16, 1974, between Occidental Petroleum
                Corporation, a California corporation, and Arthur Groman (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December
                31, 1987, File No. 1-9210).

        10.4*   Employment Agreement, dated as of May 14, 1992, between Occidental and J. Roger
                Hirl (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the
                quarterly period ended June 30, 1992, File No. 1-9210).

        10.5*   Employment Agreement, dated November 16, 1991, between Occidental and Dr. Ray
                R. Irani (filed as Exhibit 10.5 to the Annual Report on Form 10-K of Occidental for
                the fiscal year ended December 31, 1991, File No. 1-9210).

        10.6*   Employment Agreement, dated September 16, 1993, between Occidental and Dr. Dale
                R. Laurance (filed as Exhibit 10.7 to the Annual Report on Form 10-K of Occidental
                for the fiscal year ended December 31, 1993, File No. 1-9210).



_______________________________
* Incorporated herein by reference.

        EXHIBIT
        -------
        10.7*   Employment Agreement, dated as of May 14, 1992, between Occidental and John F.
                Riordan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for
                the quarterly period ended June 30, 1992, File No. 1-9210).

        10.8*   Termination of Consulting Agreement and Release, dated November 11, 1993, between OXY USA Inc. and George O. Nolley (filed as Exhibit 10.9 to the Annual
                Report on Form 10-K of Occidental for the fiscal year ended December 31, 1993, File
                No. 1-9210).

        10.9*   Form of Indemnification Agreement between Occidental and each of its directors
                (filed as Exhibit B to Occidental's Proxy Statement for its May 21, 1987, Annual
                Meeting of Stockholders, File No. 1-9210).

        10.10*  Occidental Petroleum Corporation Split Dollar Life Insurance Program and Related
                Documents (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental
                for the quarterly period ended September 30, 1994, File No. 1-9210).

        10.11*  Occidental Petroleum Insured Medical Plan, as amended and restated effective April
                29, 1994, amending and restating the Occidental Petroleum Corporation Executive
                Medical Plan (As Amended and Restated Effective April 1, 1993) (filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ending
                March 31, 1994, File No. 1-9210).

        10.12*  Occidental Petroleum Corporation 1978 Stock Option Plan (as amended and restated
                effective May 21, 1987) (filed as Exhibit 28(a) to Occidental's Registration Statement
                on Form S-8, File No. 33-14662).

        10.13*  Form of Nonqualified Stock Option Grant under Occidental Petroleum Corporation
                1978 Stock Option Plan (filed as Exhibit 10.19 to the Registration Statement on Form 8-B,
                dated June 26, 1986, of Occidental, File No. 1-9210).

        10.14*  Form of Incentive Stock Option Grant under Occidental Petroleum Corporation 1978
                Stock Option Plan (filed as Exhibit 10.20 to the Registration Statement on Form 8-B,
                dated June 26, 1986, of Occidental, File No. 1-9210).

        10.15*  Occidental Petroleum Corporation 1987 Stock Option Plan, as amended through April 29,
                1992 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental
                for the quarterly period ended March 31, 1992, File No. 1-9210).

        10.16*  Form of Nonqualified Stock Option Agreement under Occidental Petroleum
                Corporation 1987 Stock Option Plan (filed as Exhibit 10.2 to the Quarterly Report on
                Form 10-Q of Occidental for the quarterly period ended March 31, 1992,
                File No. 1-9210).

        10.17*  Form of Nonqualified Stock Option Agreement, with Stock Appreciation Right, under
                Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended
                March 31, 1992, File No. 1-9210).



_______________________________
* Incorporated herein by reference.


        EXHIBIT
        -------
        10.18*  Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation
                1987 Stock Option Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

        10.19*  Form of Incentive Stock Option Agreement, with Stock Appreciation Right, under
                Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended
                March 31, 1992, File No. 1-9210).

        10.20*  Occidental Petroleum Corporation 1977 Executive Long-Term Incentive Stock
                Purchase Plan, as amended through December 10, 1992 (filed as Exhibit 10.20 to the
                Annual Report on Form 10-K of Occidental for the fiscal year ended December 31,
                1992, File No. 1-9210).

        10.21*  Form of award letter utilized under Occidental Petroleum Corporation 1977 Executive
                Long-Term Incentive Stock Purchase Plan (filed as Exhibit 10.21 to the Annual
                Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File
                No. 1-9210).

        10.22*  Occidental Petroleum Corporation Senior Executive Supplemental Retirement Plan,
                Senior Executive Supplemental Life Insurance Plan and Senior Executive Deferred
                Compensation Plan, all effective as of January 1, 1986, as amended and restated
                effective as of January 1, 1989 (filed as Exhibit 10.21 to the Annual Report on
                Form 10-K of Occidental for the fiscal year ended December 31, 1988, File No. 1-9210).

        10.23*  Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan, effective as of January 1, 1986, as amended and restated effective as of January 1, 1990 (filed as Exhibit 10.22 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1989, File No. 1-9210).

        10.24*  Occidental Petroleum Corporation Incentive Compensation Plan, effective as of
                October 28, 1991 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of
                Occidental for the quarterly period ended September 30, 1991, File No. 1-9210).

        10.25*  Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1994) (filed as Exhibit 10.1 to the Quarterly
                Report on Form 10-Q of Occidental for the quarterly period ended September 30,
                1994, File No. 1-9210).

        10.26*  Memorandum, dated February 8, 1990, regarding MidCon Corp. Financial
                Counseling Program (filed as Exhibit 10.29 to the Annual Report on Form 10-K of
                Occidental for the fiscal year ended December 31, 1989, File No. 1-9210).

        11      Statement regarding computation of earnings per common and common equivalent share and fully diluted earnings per share for the three years ended December 31, 1994.

        12      Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31, 1994.



_______________________________
* Incorporated herein by reference.


        EXHIBIT
        -------
        13      Pages 21 through 58 and pages 60 through 68 of Occidental's Annual Report for the fiscal year ended December 31, 1994, which are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

        21      List of subsidiaries of Occidental at December 31, 1994.

        23      Consent of Independent Public Accountants.

        27      Financial data schedule of Occidental for the fiscal year ended December 31, 1994.

























_______________________________
* Incorporated herein by reference.
