Form 10-Q
period 1995-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 1995-05-12
CIK 797468

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 1-9210

                                  ------------

                        OCCIDENTAL PETROLEUM CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                           95-4035997
        (State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)            Identification No.)

            10889 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA 90024
        (Address of Principal Executive Offices)            (ZIP Code)

                                 (310) 208-8800
              (Registrant's Telephone Number, Including Area Code)

                                  ------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X           No
                                -----            -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                        Outstanding at March 31, 1995
          ---------------------------             -----------------------------
          Common stock $.20 par value                   317,442,367 shares

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS


                                                                                                     PAGE
PART I        FINANCIAL INFORMATION

              Item 1. Financial Statements

                      Consolidated Condensed Balance Sheets  --
                            March 31, 1995 and December 31, 1994                                      2-3

                      Consolidated Condensed Statements of Operations  --
                            Three months ended March 31, 1995 and 1994                                 4

                      Consolidated Condensed Statements of Cash Flows  --
                            Three months ended March 31, 1995 and 1994                                 5

                      Notes to Consolidated Condensed Financial Statements                           6-10

              Item 2. Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                      11-14



PART II       OTHER INFORMATION

              Item 1. Legal Proceedings                                                               15

              Item 4. Submission of Matters to a Vote of Security-Holders                             16

              Item 6. Exhibits and Reports on Form 8-K                                                16

                        PART I    FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                             (Amounts in millions)

                                                                                       1995           1994
============================================================================      =========      =========
ASSETS

CURRENT ASSETS
    Cash and cash equivalents (Note 5)                                            $     118      $     129
    Receivables, net                                                                  1,038            965
    Inventories (Note 6)                                                                750            748
    Prepaid expenses and other                                                          381            416
                                                                                  ---------      ---------
         Total current assets                                                         2,287          2,258

LONG-TERM RECEIVABLES, net                                                              123            131

EQUITY INVESTMENTS (Note 13)                                                            704            692

PROPERTY, PLANT AND EQUIPMENT, at cost, net of
    accumulated depreciation, depletion and amortization of $9,007
    at March 31, 1995 and $8,884 at December 31, 1994 (Note 7)                       14,374         14,502

OTHER ASSETS                                                                            417            406
                                                                                  ---------      ---------
                                                                                  $  17,905      $  17,989
============================================================================      =========      =========
The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                             (Amounts in millions)

                                                                                       1995           1994
============================================================================      =========      =========
LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Current maturities of senior funded debt and capital lease liabilities        $      71      $      69
    Notes payable                                                                        22             20
    Accounts payable                                                                    860            847
    Accrued liabilities (Note 8)                                                      1,020          1,212
    Domestic and foreign income taxes                                                   157             53
                                                                                  ---------      ---------
         Total current liabilities                                                    2,130          2,201
                                                                                  ---------      ---------
SENIOR FUNDED DEBT, net of current maturities and unamortized
    discount                                                                          5,711          5,823
                                                                                  ---------      ---------
DEFERRED CREDITS AND OTHER LIABILITIES
    Deferred and other domestic and foreign income taxes                              2,539          2,565
    Other (Note 8)                                                                    2,975          2,943
                                                                                  ---------      ---------
                                                                                      5,514          5,508
                                                                                  ---------      ---------
NONREDEEMABLE PREFERRED STOCK, COMMON STOCK AND
    OTHER STOCKHOLDERS' EQUITY
    Nonredeemable preferred stock, stated at liquidation value                        1,325          1,325
    Common stock, at par value                                                           63             63
    Other stockholders' equity
         Additional paid-in capital                                                   4,910          5,004
         Retained earnings (deficit)                                                 (1,751)        (1,929)
         Cumulative foreign currency translation adjustments                              3             (6)
                                                                                  ---------      ---------
                                                                                      4,550          4,457
                                                                                  ---------      ---------
                                                                                  $  17,905      $  17,989
============================================================================      =========      =========
The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                (Amounts in millions, except per-share amounts)

                                                                                      1995          1994
============================================================================      ========      ========
REVENUES
    Net sales and operating revenues
         Oil and gas operations                                                   $    705      $    484
         Natural gas transmission operations                                           538           634
         Chemical operations                                                         1,472           989
         Interdivisional sales elimination and other                                    (1)           (1)
                                                                                  --------      --------
                                                                                     2,714         2,106
    Interest, dividends and other income                                                26            33
    Gains on asset dispositions, net                                                     6             2
    Income from equity investments (Note 13)                                            25             4
                                                                                  --------      --------
                                                                                     2,771         2,145
                                                                                  --------      --------
COSTS AND OTHER DEDUCTIONS
    Cost of sales                                                                    2,027         1,813
    Other operating expenses                                                           245           205
    Exploration expense                                                                 18            26
    Interest and debt expense, net                                                     149           145
                                                                                  --------      --------
                                                                                     2,439         2,189
                                                                                  --------      --------
INCOME (LOSS) BEFORE TAXES                                                             332           (44)
Provision (credit) for domestic and foreign
    income and other taxes (Note 12)                                                   154            (4)
                                                                                  --------      --------
NET INCOME (LOSS)                                                                      178           (40)
Preferred dividends                                                                    (23)          (17)
                                                                                  --------      --------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                                        $    155      $    (57)
                                                                                  ========      ========
EARNINGS (LOSS) PER COMMON SHARE                                                  $    .49      $   (.19)
                                                                                  ========      ========
DIVIDENDS PER SHARE OF COMMON STOCK                                               $    .25      $    .25
                                                                                  ========      ========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                               317.3         306.2
============================================================================      ========      ========
The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                             (Amounts in millions)



                                                                                     1995         1994
============================================================================      =======      =======
CASH FLOW FROM OPERATING ACTIVITIES
    Net income (loss)                                                             $   178      $   (40)
    Adjustments to reconcile income to net cash from operating activities
         Depreciation, depletion and amortization of assets                           238          207
         Deferred income tax provision (credit)                                        12          (25)
         Other noncash charges to income                                              105           17
         Gains on asset dispositions, net                                              (6)          (2)
         Income from equity investments                                               (25)          (4)
    Changes in operating assets and liabilities                                      (188)        (140)
    Other operating, net                                                              (28)         (43)
                                                                                  -------      -------
                                                                                      286          (30)
    Operating cash flow from discontinued operations                                   (1)          (9)
                                                                                  -------      -------
Net cash provided (used) by operating activities                                      285          (39)
                                                                                  -------      -------
CASH FLOW FROM INVESTING ACTIVITIES
    Capital expenditures                                                             (160)        (247)
    Purchase of businesses                                                             (5)          (5)
    Sale of businesses, net                                                            49          (53)
    Proceeds from disposals of property, plant and equipment, net                      15            2
    Other investing, net                                                               22            8
                                                                                  -------      -------
Net cash used by investing activities                                                 (79)        (295)
                                                                                  -------      -------
CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from senior funded debt                                                   62           --
    Net proceeds from commercial paper and revolving credit agreements               (182)        (141)
    Principal payments on senior funded debt and capital lease liabilities             (8)         (60)
    Proceeds from issuance of preferred stock and common stock                          8          568
    Payments of notes payable, current maturities of senior
         funded debt and capital lease liabilities                                      1           (4)
    Cash dividends paid                                                               (98)         (87)
                                                                                  -------      -------
Net cash provided (used) by financing activities                                     (217)         276
                                                                                  -------      -------
Increase (decrease) in cash and cash equivalents                                      (11)         (58)
Cash and cash equivalents -- beginning of period                                      129          157
                                                                                  -------      -------
Cash and cash equivalents -- end of period                                        $   118      $    99
============================================================================      =======      =======
The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1995

1.       General

         The accompanying unaudited consolidated condensed financial statements have been prepared by Occidental Petroleum Corporation (Occidental) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in Occidental's Annual Report on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K).

         In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of March 31, 1995 and the consolidated results of operations and cash flows for the three months then ended. The results of operations and cash flows for the period ended March 31, 1995 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

         Certain financial statements and notes for prior years have been changed to conform to the 1995 presentation.

         Reference is made to Note 1 to the consolidated financial statements incorporated by reference in the 1994 Form 10-K for a summary of significant accounting policies.


2.       Asset Acquisitions and Dispositions

         Reference is made to Note 3 to the consolidated financial statements incorporated by reference in the 1994 Form 10-K for a description of asset acquisitions in 1994.


3.       Accounting Changes

         Reference is made to Note 4 to the consolidated financial statements incorporated by reference in the 1994 Form 10-K for a description of accounting changes.


4.       Supplemental Cash Flow Information

         Cash payments during the three month periods ended March 31, 1995 and 1994 included federal, foreign and state income taxes of approximately $17 million and $69 million, respectively. Interest paid (net of interest capitalized) totaled approximately $163 million and $137 million for the three month periods ended March 31, 1995 and 1994, respectively.

5.       Cash and Cash Equivalents

         Cash equivalents consist of highly liquid short-term money market instruments with maturities of three months or less when purchased. Cash equivalents totaled $191 million and $180 million at March 31, 1995 and December 31, 1994, respectively.

         A cash management system is utilized to minimize the cash balances required for operations and to invest the surplus cash in liquid short-term money market instruments and/or to pay down short-term borrowings. This can result in the balance of short-term money market instruments temporarily exceeding cash and cash equivalents.


6.       Inventories

         A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

         Balance at                  March 31, 1995      December 31, 1994
         ======================      ==============      =================
         Raw materials                    $  145               $  135
         Materials and supplies              197                  201
         Work in progress                     23                   21
         Finished goods                      432                  428
                                          ------               ------
                                             797                  785
         LIFO reserve                        (47)                 (37)
                                          ------               ------
         Total                            $  750               $  748
                                          ======               ======


7.       Property, Plant and Equipment

         Reference is made to the consolidated balance sheets and Note 1 thereto incorporated by reference in the 1994 Form 10-K for a description of investments in property, plant and equipment.


8.       Contract Impairment Reserve and Other Liabilities

         Accrued liabilities -- current and other liabilities -- noncurrent include reserves for contract impairment at MidCon Corp. that recognize the disadvantageous aspects of certain gas purchase and sales contracts resulting from economic and regulatory conditions. Reference is made to Note 1 to the consolidated financial statements incorporated by reference in the 1994 Form 10-K regarding the contract impairment reserve. The current portion of the reserve totaled $4 million at March 31, 1995 and December 31, 1994. The noncurrent portion of the reserve totaled $137 million at March 31, 1995 and December 31, 1994.

         Other liabilities -- noncurrent include capital lease liabilities, net of the current portion, of $284 million and $291 million at March 31, 1995 and December 31, 1994, respectively.


9.       Retirement Plans and Postretirement and Postemployment Benefits

         Reference is made to Note 12 to the consolidated financial statements incorporated by reference in the 1994 Form 10-K for a description of the retirement plans and postretirement benefits of Occidental and its subsidiaries (see Note 3).

10.      Lawsuits, Claims and Related Matters

         Occidental and certain of its subsidiaries have been named in a substantial number of governmental proceedings as defendants or potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and corresponding state acts. These proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties, aggregating substantial amounts. Occidental is usually one of many companies in these proceedings, and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs which can be reasonably estimated. For the remaining proceedings as to which Occidental does not have sufficient information to determine a range of liability, Occidental does have sufficient information on which to base the opinion expressed in the last paragraph of this Note.

         There is a currently pending action seeking relief for remedial and response measures under federal environmental laws brought by the federal government in 1979 in the U.S. District Court for the Western District of New York against Occidental Chemical Corporation (OCC), Occidental and others, regarding a former chemical waste landfill.
         The federal government is claiming $108 million, plus an estimated $90 million in pre-judgment interest. The court has held OCC jointly and severally liable under CERCLA for response costs, but OCC has asserted a counterclaim against the federal government for its responsibility arising from direct deposits of waste and the performance of wartime contracts. The amount of liability of OCC and the federal government, respectively, will be determined in a subsequent trial. In July 1994, the Court approved a settlement between OCC and the State of New York which resolved all respective claims that had been asserted between them in this action. Approximately 1,000 past and present residents of areas adjacent to this site and another former chemical landfill site continue to pursue actions brought in the Supreme Court, Niagara County, New York, against OCC and, in some instances, Occidental and others, claiming damages for personal injuries or wrongful death and property damages allegedly resulting from exposure to chemical residues, as well as punitive damages. The Occidental defendants deny liability in these actions. Occidental has brought an action against various of its insurers in the same court to enforce coverage with respect to this site, certain other former landfill sites and two chemical plants, including the foregoing government and private actions in New York, which the insurers are defending.

         In 1988, the Office of Hearings and Appeals (OHA) of the U.S. Department of Energy (DOE) issued a remedial order to Cities Service Oil and Gas Corporation, now OXY USA Inc. (OXY USA), asserting that certain crude oil tier trades by OXY USA between 1979 and 1981 violated the DOE's petroleum price regulations and ordering OXY USA to make restitution. In 1992, an administrative law judge (ALJ) upheld most of the remedial order. In December 1993, the Federal Energy Regulatory Commission (FERC) reversed the ALJ decision and the remedial order, and held that there had been no violation of the price regulations. In 1994, the FERC denied all motions for reconsideration and two groups of intervenors subsequently filed for judicial review of the FERC orders in the U.S. District Court for the District of Columbia. In 1992, the DOE proposed a revised remedial order to seek recovery of substantially the same amounts for most of these same tier trades under an alternative theory, alleging violation of certain regulations relating to the certification of crude oil to the DOE's crude oil entitlements program, which is contested by OXY USA. The amount sought by the DOE in the proposed revised remedial order, which is now before the OHA, was approximately $254 million plus accrued interest amounting to approximately $868.5 million at December 31, 1994.

         OCC and affiliated entities produced products containing dibromochloropropane (DBCP) until 1977 when the State of California banned DBCP. This pesticide was developed and initially registered by other chemical companies, produced by several major U.S. chemical companies and distributed by many U.S. companies. Seven public and private water providers have actions pending against the developers, producers and distributors of DBCP, including OCC and Occidental, in Superior Court, San Francisco

         County, California. Currently, there are approximately 50 wells of such providers which exceed California's maximum contaminant level. The actions allege DBCP contamination of water supplies and seek contribution from all defendants for remediation costs, including filtering of affected wells, and punitive damages.

         It is impossible at this time to determine the ultimate legal liabilities that may arise from the lawsuits, proceedings and claims discussed above or from various other lawsuits and proceedings pending against Occidental and its subsidiaries, some of which involve substantial amounts. However, in management's opinion, after taking into account reserves, none of the lawsuits, proceedings and claims specifically discussed above nor the various other pending lawsuits and proceedings should have a material adverse effect upon the consolidated financial position of Occidental, although the resolution in any reporting period of one or more of these matters could have a material impact on Occidental's results of operations for that period.


11.      Other Commitments and Contingencies

         Occidental has certain other commitments and contingent liabilities under contracts, guarantees and joint ventures, as well as other potential obligations.

         Natural Gas Pipeline Company of America (Natural) is a party to a number of contracts that require Natural to purchase natural gas at prices in excess of the prevailing market price. As a result of a FERC order prohibiting interstate pipelines from using their gas transportation and storage facilities to market gas to sales customers, Natural no longer has a sales market for the gas it is required to purchase under these contracts. This order went into effect on Natural's system on December 1, 1993. Natural is incurring substantial transition costs to reform these contracts with gas suppliers. Settlement agreements reached by Natural and its former sales customers, under which Natural will recover from those customers over a four-year period a significant amount of the gas supply realignment (GSR) costs it incurs, have been approved by the FERC.
         The FERC has also permitted Natural to implement, subject to possible refund, a tariff mechanism to recover additional portions of its GSR costs in rates charged to transportation customers that were not party to the settlements.

         Reference is made to Note 9 to the consolidated financial statements incorporated by reference in the 1994 Form 10-K for information concerning Occidental's long-term purchase obligations for certain products and services.

         In management's opinion, after taking into account reserves, none of such commitments and contingencies discussed above should have a material adverse effect upon the consolidated financial position of Occidental, although the resolution in any reporting period of one or more of these matters could have a material impact on Occidental's results of operations for that period.


12.      Income Taxes

         The provision for taxes based on income for the 1995 and 1994 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income.

         At December 31, 1994, Occidental had, for U.S. federal income tax return purposes, a net operating loss carryforward of approximately $650 million, a business tax credit carryforward of $65 million and an alternative minimum tax credit carryforward of $240 million available to reduce future income taxes. To the extent not used, the net operating loss carryforward expires in varying amounts beginning in 2002 and the business tax credit expires in varying amounts during the years 1996 through 2001. The alternative minimum tax credit carryforward does not expire.

         Occidental is subject to audit by taxing authorities for varying periods in various tax jurisdictions. Management believes that any required adjustments to Occidental's tax liabilities will not have a material adverse impact on its financial position or results of operations.


13.      Equity Investments

         Investments in companies in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At March 31, 1995, Occidental's equity investments consisted primarily of joint-interest pipelines, including a pipeline in the Dutch sector of the North Sea, a 30 percent investment in the common shares of Canadian Occidental Petroleum Ltd. (CanadianOxy) and a chemical partnership. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):


         Three Months ended March 31,         1995        1994
         ============================      =======      ======
         Revenues                          $   192      $  147
         Costs and expenses                    167         143
                                           -------      ------
         Net income                        $    25      $    4
                                           =======      ======


14.      Summarized Financial Information of Wholly Owned Subsidiary

         Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY USA). The following tables present summarized financial information for OXY USA (in millions):

         Three Months ended March 31,         1995        1994
         ============================      =======      ======
         Revenues                          $   176      $  186
         Costs and expenses                    190         172
                                           -------      ------
         Net income (loss)                 $   (14)     $   14
                                           =======      ======

         Balance at                           March 31, 1995      December 31, 1994
         ===============================      ==============      =================
         Current assets                          $    100              $    113
         Intercompany receivable                 $    275              $    246
         Noncurrent assets                       $  2,036              $  2,069
         Current liabilities                     $    161              $    167
         Interest bearing note to parent         $    129              $    137
         Noncurrent liabilities                  $  1,126              $  1,114
         Stockholders' equity                    $    995              $  1,010
         -------------------------------      --------------      -----------------


15.      Subsequent Events

         In May of 1995, Occidental sold its high density polyethylene business to Lyondell Petrochemical Company and its polyvinyl chloride facility at Addis, Louisiana to Borden Chemicals and Plastics. In addition, Occidental sold certain Canadian oil and gas assets, which were acquired as part of the purchase of Placid Oil Company in December 1994. The combined cash proceeds from these asset dispositions were in excess of $500 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Occidental's net income for the first quarter of 1995 totaled $178 million, on net sales and operating revenues of $2.7 billion, compared with a net loss of $40 million, on net sales and operating revenues of $2.1 billion, for the same period of 1994. Earnings per common share were $.49 for the first quarter of 1995, compared with a loss per common share of $.19 for the same period of 1994.

The increase in net sales and operating revenues primarily reflected the impact of improved chemical prices and increased oil trading activity. The first quarter earnings reflected significantly improved chemical prices and profit margins, primarily for PVC, caustic soda and petrochemicals. In addition, the 1995 results, as compared with the similar period of 1994, reflected higher worldwide oil and gas production and higher crude oil prices, partially offset by lower domestic natural gas prices. The 1994 first quarter results reflected a net benefit of $7 million resulting from the reversal of reserves no longer required and the adoption of Statement of Financial Accounting Standards No. 112 -- "Employers' Accounting for Postemployment Benefits."

Income from equity investments totaled $25 million for the first quarter of 1995, compared with $4 million for the similar period of 1994. The increase in 1995 primarily reflected higher equity earnings from chemical and oil and gas investments.

Income taxes were a provision of $154 million for the three months ended March 31, 1995, compared with a benefit of $4 million for the same period of 1994. The increase primarily resulted from higher divisional earnings in 1995.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):

                                                         First Quarter
                                                ----------------------
                                                    1995          1994
                                                ========      ========
DIVISIONAL NET SALES
    Oil and gas                                 $    705      $    484
    Natural gas transmission                         538           634
    Chemical                                       1,472           989
    Other                                             (1)           (1)
                                                --------      --------
NET SALES                                       $  2,714      $  2,106
                                                ========      ========
DIVISIONAL EARNINGS
    Oil and gas                                 $     60      $      4
    Natural gas transmission                          75            76
    Chemical                                         307            22
                                                --------      --------
                                                     442           102
UNALLOCATED CORPORATE ITEMS
    Interest expense, net                           (144)         (143)
    Income taxes, administration and other          (120)            1
                                                --------      --------
NET INCOME (LOSS)                               $    178      $    (40)
                                                ========      ========

Oil and gas earnings for the first quarter of 1995 were $60 million, compared with $4 million for the same period of 1994. The first quarter results of 1995, compared with 1994, reflected higher worldwide oil and gas production and higher crude oil prices, partially offset by lower domestic natural gas prices. Included in the 1994 results was a $7 million charge for severance and related costs. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

Natural gas transmission earnings for the first quarter of 1995 were $75 million, compared with $76 million for the same period of 1994. The 1994 first quarter results included a net benefit of $12 million from a reduction of the contract impairment reserve. This reduction resulted from the elimination of certain potential claims and the settlement of litigation. The 1994 first quarter earnings before the benefit of special items were $64 million. The improvement in 1995 operating earnings resulted primarily from higher margins on gas sales from storage. The decrease in revenues for the first quarter of 1995, compared with the same period of 1994, primarily reflected lower gas sales prices and throughput volumes. Although overall revenues were lower, significant volumes of gas are currently being sold by the unregulated subsidiaries of MidCon Corp.

Chemical earnings for the first quarter of 1995 were $307 million, compared with $22 million for the same period of 1994. The increase in first quarter earnings reflected the impact of significantly improved prices and profit margins, primarily for PVC, caustic soda and petrochemicals. Included in the 1994 results was an $11 million unfavorable impact related to an explosion at the Taft plant and charges for start-up costs related to the Swift Creek chemical plant. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors. Although Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products, recent industry price increases have been accepted and prices currently appear stable.

Divisional earnings include charges and credits in lieu of U.S. federal income taxes. In the first quarter of 1995, divisional earnings benefited by $23 million from credits allocated. This included credits of $4 million, $12 million and $7 million at oil and gas, natural gas transmission and chemical, respectively. In the first quarter of 1994, divisional earnings benefited by $17 million. The comparable amounts allocated to the divisions were credits of $5 million, $5 million and $7 million at oil and gas, natural gas transmission and chemical, respectively.

Occidental and certain of its subsidiaries are parties to various lawsuits, proceedings and claims which involve substantial amounts. See Note 10 to the consolidated condensed financial statements. Occidental also has commitments under contracts, guarantees and joint ventures and certain other contingent liabilities. See Note 11 to the consolidated condensed financial statements. In management's opinion, after taking into account reserves, none of these matters should have a material adverse effect upon the consolidated financial position of Occidental, although the resolution in any reporting period of one or more of these matters could have a material impact on Occidental's results of operations for that period.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $285 million for the first quarter of 1995, compared with net cash used by operating activities of $39 million for the same period of 1994. The 1995 improvement, compared with 1994, reflected higher operating earnings primarily in the chemical and oil and gas divisions.

Occidental's net cash used by investing activities was $79 million for the first quarter of 1995, compared with $295 million for the same period of 1994. Capital expenditures were $160 million in 1995, including $119 million in oil and gas, $13 million in natural gas transmission and $28 million in chemical. Capital expenditures were $247 million in 1994, including $206 million in oil and gas, $10 million in natural gas transmission and $31 million in chemical. The decrease in 1995 from 1994 reflected substantially higher spending during 1994 in oil and gas, in particular the cash portion of the purchase price of certain U.S. Gulf

Coast oil and gas properties acquired from Agip Petroleum Co. Inc. Net proceeds from the sale of businesses and disposals of property, plant and equipment for the first quarter of 1995 totaled $64 million, which primarily reflected the proceeds from the sale of a portion of Occidental's oil and gas operations in Pakistan. Net proceeds from the sale of businesses and disposals of property, plant and equipment for the first quarter of 1994 included the payment of a tax liability of $53 million following the settlement of tax matters with foreign jurisdictions relating to the disposition of certain international oil and gas assets.

Financing activities used net cash of $217 million in the first quarter of 1995, compared with net cash provided of $276 million for the same period of 1994. In 1995, repayments of debt, net of proceeds from borrowings, resulted in net cash used of $127 million to reduce long-term debt. Additionally, dividend payments were $98 million. The 1994 cash provided by financing activities included net cash proceeds of approximately $557 million from the February issuance of 11,388,340 shares of $3.00 cumulative CXY-indexed convertible preferred stock. The 1994 amount also reflected net cash used of $205 million to reduce debt, net of proceeds from borrowings, and the payment of dividends of $87 million.

For 1995, Occidental expects that cash generated from operations and asset sales will be more than adequate to meet its operating requirements, capital spending and dividend payments. Excess cash generated will be applied to debt reduction. Occidental also has substantial borrowing capacity to meet unanticipated cash requirements.

At March 31, 1995, Occidental's working capital was $157 million, compared with $57 million at December 31, 1994. Available but unused lines of committed bank credit totaled approximately $2.3 billion at March 31, 1995, compared with $2.2 billion at December 31, 1994.

Accrued liabilities decreased to $1.020 billion at March 31, 1995 from $1.212 billion at December 31, 1994. The change primarily reflected the payment of rate refunds, attributable to 1994 activity, to customers of Natural Gas Pipeline Company of America (Natural) following the FERC's approval of Natural's rate case settlement in January 1995.

On May 1, 1995, Occidental redeemed all of its $200 million outstanding 10 3/4% Senior Notes due May 1, 1998, at a redemption price of 100% of the principal amount.

In May of 1995, Occidental sold its high density polyethylene business to Lyondell Petrochemical Company and its polyvinyl chloride facility at Addis, Louisiana to Borden Chemicals and Plastics. In addition, Occidental sold certain Canadian oil and gas assets, which were acquired as part of the purchase of Placid Oil Company in December 1994. The combined cash proceeds from these asset dispositions were in excess of $500 million.


ENVIRONMENTAL MATTERS

Occidental's operations in the United States are subject to increasingly stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations are also subject to environmental protection laws. Costs associated with environmental compliance have increased over time and are expected to continue to rise in the future.

The laws which require or address remediation apply retroactively to previous waste disposal practices. And, in many cases, the laws apply regardless of fault, legality of the original activities or ownership or control of sites. Occidental is currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites.

Occidental does not consider the number of Superfund and comparable state sites at which it has been notified that it has been identified as being involved as a relevant measure of exposure. Although the liability of a potentially responsible party (PRP) or, in many cases, its equivalent under state law is joint and several, Occidental is usually one of many companies cited as a PRP at these sites and has, to date, been successful in sharing cleanup costs with other financially sound companies.

As of March 31, 1995, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 284 Superfund or comparable state sites. (This number does not include 45 sites where Occidental has been successful in resolving its involvement.) The 284 sites include 77 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability, and two sites at which the extent of such retained liability is disputed. Of the remaining 205 sites, Occidental has had no communication or activity with government agencies or other PRPs in three years at 32 sites, and has denied or has yet to determine involvement in 54 sites. With respect to the remaining 119 of these sites, Occidental is in various stages of evaluation. For 69 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost sharing arrangements. For the remaining 50 of these sites, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base management's opinion expressed above under the caption "Results of Operations." For further discussion of one separately disclosed site, see Note 10 to the consolidated condensed financial statements.

                          PART II   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding lawsuits, claims and related matters in Item 3 of Part I of Occidental's 1994 Annual Report on Form 10-K and Note 10 to the consolidated condensed financial statements in Part I hereof.

In 1990, Continental Trend Resources (CTR) filed an action against OXY USA Inc. (OXY USA) in the U.S. District Court for the Western District of Oklahoma, seeking damages for antitrust violations and tortious interference with contract. In 1991, a jury returned a verdict in favor of CTR for $269,000 in actual damages and $30,000,000 in punitive damages on the tortious interference claims. The U.S. Court of Appeals for the 10th Circuit subsequently affirmed the judgment in January 1995 and denied rehearing in April 1995. In May of 1995, OXY USA petitioned the U.S. Supreme Court for a writ of certiorari. A stay of mandate will be maintained pending a decision by the U.S. Supreme Court.

In 1986, the Federal Trade Commission (FTC) initiated an administrative proceeding against Occidental Chemical Corporation and various subsidiaries (collectively, OxyChem) alleging that its acquisition of facilities from Tenneco Polymers, Inc. in Pasadena, Texas, and Burlington South, New Jersey violated antitrust laws. The administrative complaint sought recision of the acquisition agreement and divestiture of the acquired assets. In 1993, the FTC issued an opinion and final order of divestiture. A settlement was subsequently reached under which OxyChem agreed to divest its facilities in Burlington South and, in lieu of Pasadena, Addis, Louisiana, and refrain from acquiring PVC assets for a period of 10 years without FTC approval. In 1994, the U.S. Court of Appeals for the Second Circuit approved the settlement. The sale of the Addis facility to Borden Chemicals and Plastics has been approved by the FTC and closed on May 1, 1995. A definitive agreement with Ozite Corporation to sell the Burlington South facility remains subject to FTC approval, which approval is not yet forthcoming.


ENVIRONMENTAL PROCEEDINGS

In April 1995, the State of West Virginia Division of Environmental Protection submitted a proposed Consent Order to OxyChem and proposed that OxyChem pay an administrative settlement of $333,000 for alleged violations of the West Virginia Hazardous Waste Management Regulations at its closed facility located in Belle, West Virginia. OxyChem will contest the violations and penalties and has requested an initial meeting with the agency pursuant to applicable procedures.

In 1995, the Enforcement Staff of the Federal Energy Regulatory Commission
(FERC) completed an investigation of alleged failures by Natural Gas Pipeline Company of America (Natural) or its contractors to comply with certain archeological requirements in the 1991 construction of a 1.6 mile pipeline located in Latimer County, Oklahoma. The parties have agreed upon a civil penalty of $200,000 to be paid by Natural, subject to approval of the Commissioners of the FERC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Occidental's 1995 Annual Meeting of Stockholders (the Annual Meeting) was held on April 28, 1995. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

         1. The four nominees proposed by the Board of Directors were elected as directors by the following votes:

                         Name                  For           Withheld
                 --------------------      -----------      ---------
                 Dr. Ray R. Irani          269,400,406      6,841,106
                 Dr. Dale R. Laurance      269,959,531      6,281,981
                 Irvin W. Maloney          269,739,366      6,502,146
                 Aziz D. Syriani           269,521,490      6,720,022

         2. A proposal to ratify the selection of Arthur Andersen LLP as Occidental's independent public accountants for 1995 was approved by a vote of 271,364,776 for versus 2,392,319 against. There were 2,484,417 abstentions and no broker non-votes.

         3. A proposal to approve the adoption of the Occidental Petroleum Corporation 1995 Incentive Stock Plan was approved by a vote of 231,106,857 for versus 39,967,932 against. There were 5,166,723 abstentions and no broker non-votes.

         4. A stockholder proposal regarding declassifying the Board of Directors was not approved, receiving 96,037,868 votes for versus 126,796,364 against. There were 8,001,342 abstentions and 45,405,938 broker non-votes.

         5. A stockholder proposal regarding revisions to Occidental's confidential voting policy was not approved, receiving 73,482,090 votes for versus 149,151,745 against. There were 8,201,739 abstentions and 45,405,938 broker non-votes.

         6. A stockholder proposal regarding a director tenure policy was not approved, receiving 23,025,423 votes for versus 200,516,310 against. There were 7,293,841 abstentions and 45,405,938 broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 10.1 Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit A to Occidental's Proxy Statement for its April 28, 1995, Annual Meeting of Stockholders, File No. 1-9210)

                 11 Statement regarding the computation of earnings per share for the three months ended March 31, 1995 and 1994

                 12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 1995 and 1994 and the five years ended December 31, 1994

                 27 Financial data schedule for the three month period ended March 31, 1995 (included only in the copy of this report filed electronically with the Commission)

         (b)     Reports on Form 8-K

                 During the quarter ended March 31, 1995, Occidental filed the following Current Report on Form 8-K:

                 1. Current Report on Form 8-K dated January 25, 1995 (date of earliest event reported), filed on January 26, 1995, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended December 31, 1994


                 From March 31, 1995 to the date hereof, Occidental filed the following Current Report on Form 8-K:

                 1. Current Report on Form 8-K dated April 20, 1995 (date of earliest event reported), filed on April 21, 1995, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended March 31, 1995

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          OCCIDENTAL PETROLEUM CORPORATION


DATE:  May 12, 1995                       S. P. Dominick, Jr.
                                          ------------------------------------
                                          S. P. Dominick, Jr., Vice President
                                          and Controller (Chief Accounting and
                                          Duly Authorized Officer)

                                 EXHIBIT INDEX


EXHIBITS
- --------
   10.1     Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit A to Occidental's
            Proxy Statement for its April 28, 1995, Annual Meeting of Stockholders, File No. 1-9210)

   11       Statement regarding the computation of earnings per share for the three months ended
            March 31, 1995 and 1994

   12       Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 1995 and 1994 and the five years ended December 31, 1994

   27       Financial data schedule for the three month period ended March 31, 1995 (included only in the copy of this report filed electronically with the Commission)