Form 10-Q
period 1995-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 1995-08-14
CIK 797468

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 1-9210
                                ______________

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

                                 (310) 208-8800
              (Registrant's Telephone Number, Including Area Code)
                                ______________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X        No
                                  ---          ---
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at June 30, 1995
     ---------------------------                   ----------------------------
     Common stock $.20 par value                        318,184,647 shares

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS




                                                                                        PAGE
PART I        FINANCIAL INFORMATION

              Item 1. Financial Statements

                      Consolidated Condensed Balance Sheets  --
                            June 30, 1995 and December 31, 1994                           2

                      Consolidated Condensed Statements of Operations  --
                            Three and six months ended June 30, 1995 and 1994             4

                      Consolidated Condensed Statements of Cash Flows  --
                            Six months ended June 30, 1995 and 1994                       5

                      Notes to Consolidated Condensed Financial Statements                6

              Item 2. Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                          12



PART II       OTHER INFORMATION

              Item 1. Legal Proceedings                                                  17

              Item 6. Exhibits and Reports on Form 8-K                                   18

                        PART I    FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                             (Amounts in millions)


                                                                                       1995              1994
========================================================================          =========         =========
ASSETS

CURRENT ASSETS
    Cash and cash equivalents (Note 6)                                            $     315         $     129
    Receivables, net                                                                    987               965
    Inventories (Note 7)                                                                721               748
    Prepaid expenses and other                                                          387               416
                                                                                  ---------         ---------

         Total current assets                                                         2,410             2,258

LONG-TERM RECEIVABLES, net                                                              167               131


EQUITY INVESTMENTS (Note 14)                                                            772               692


PROPERTY, PLANT AND EQUIPMENT, at cost, net of
    accumulated depreciation, depletion and amortization of $9,021
    at June 30, 1995 and $8,884 at December 31, 1994 (Note 8)                        13,875            14,502


OTHER ASSETS                                                                            411               406


                                                                                  ---------         ---------
                                                                                  $  17,635         $  17,989
========================================================================          =========         =========

The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                             (Amounts in millions)

                                                                                       1995           1994
==========================================================================        =========      =========
LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Current maturities of senior funded debt and capital lease liabilities        $     124      $      69
    Notes payable                                                                        22             20
    Accounts payable                                                                    844            847
    Accrued liabilities (Note 9)                                                      1,127          1,212
    Domestic and foreign income taxes                                                   114             53
                                                                                  ---------      ---------

         Total current liabilities                                                    2,231          2,201
                                                                                  ---------      ---------

SENIOR FUNDED DEBT, net of current maturities and unamortized
    discount                                                                          5,191          5,823
                                                                                  ---------      ---------

DEFERRED CREDITS AND OTHER LIABILITIES
    Deferred and other domestic and foreign income taxes                              2,571          2,565
    Other (Note 9)                                                                    2,987          2,943
                                                                                  ---------      ---------
                                                                                      5,558          5,508
                                                                                  ---------      ---------
NONREDEEMABLE PREFERRED STOCK, COMMON STOCK AND
    OTHER STOCKHOLDERS' EQUITY
    Nonredeemable preferred stock, stated at liquidation value                        1,325          1,325
    Common stock, at par value                                                           64             63
    Other stockholders' equity
         Additional paid-in capital                                                   4,823          5,004
         Retained earnings (deficit)                                                 (1,564)        (1,929)
         Cumulative foreign currency translation adjustments                              7             (6)
                                                                                  ---------      ---------
                                                                                      4,655          4,457
                                                                                  ---------      ---------
                                                                                  $  17,635      $  17,989
==========================================================================        =========      =========

The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                (Amounts in millions, except per-share amounts)

                                                               Three Months Ended          Six Months Ended
                                                                          June 30                   June 30
                                                           ----------------------    ----------------------

                                                                1995         1994         1995         1994
======================================================     =========    =========    =========    =========
REVENUES
     Net sales and operating revenues
         Oil and gas operations                            $     756    $     561    $   1,461    $   1,045
         Natural gas transmission operations                     468          479        1,006        1,113
         Chemical operations                                   1,456        1,122        2,928        2,111
         Interdivisional sales elimination and other              (1)          --           (2)          (1)
                                                           ---------    ---------    ---------    ---------
                                                               2,679        2,162        5,393        4,268
     Interest, dividends and other income                         21           15           47           48
     Gains on asset dispositions, net                             40           --           46            2
     Income from equity investments (Note 14)                     33           18           58           22
                                                           ---------    ---------    ---------    ---------
                                                               2,773        2,195        5,544        4,340
                                                           ---------    ---------    ---------    ---------

COSTS AND OTHER DEDUCTIONS
     Cost of sales                                             1,955        1,811        3,982        3,624
     Other operating expenses                                    353          219          598          424
     Exploration expense                                          32           25           50           51
     Interest and debt expense, net                              140          148          289          293
                                                           ---------    ---------    ---------    ---------
                                                               2,480        2,203        4,919        4,392
                                                           ---------    ---------    ---------    ---------

INCOME(LOSS) BEFORE TAXES                                        293           (8)         625          (52)
Provision for domestic and foreign
     income and other taxes (Note 13)                            106           11          260            7
                                                           ---------    ---------    ---------    ---------

NET INCOME(LOSS)                                                 187          (19)         365          (59)

Preferred dividends                                              (23)         (19)         (46)         (36)
                                                           ---------    ---------    ---------    ---------

EARNINGS(LOSS) APPLICABLE TO COMMON STOCK                  $     164    $     (38)   $     319    $     (95)
                                                           =========    =========    =========    =========


PRIMARY EARNINGS(LOSS) PER COMMON SHARE                    $     .51    $    (.12)   $    1.00    $    (.31)
                                                           =========    =========    =========    =========

FULLY DILUTED EARNINGS(LOSS) PER SHARE                     $     .49    $    (.12)   $     .96    $    (.31)
                                                           =========    =========    =========    =========


DIVIDENDS PER SHARE OF COMMON STOCK                        $     .25    $     .25    $     .50    $     .50
                                                           =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                        318.2        311.9        317.8        309.0
======================================================     =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (Amounts in millions)

                                                                                  1995           1994
======================================================================       =========      =========
CASH FLOW FROM OPERATING ACTIVITIES
    Net income (loss)                                                        $     365      $     (59)
    Adjustments to reconcile income to net cash from operating activities
         Depreciation, depletion and amortization of assets                        473            431
         Deferred income tax provision (credit)                                     20            (36)
         Other noncash charges to income                                           277             53
         Gains on asset dispositions, net                                          (46)            (2)
         Income from equity investments                                            (58)           (22)
     Changes in operating assets and liabilities                                  (272)          (181)
     Other operating, net                                                          (59)           (76)
                                                                             ---------      ---------
                                                                                   700            108
     Operating cash flow from discontinued operations                               (5)           (14)
                                                                             ---------      ---------
Net cash provided by operating activities                                          695             94
                                                                             ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES
    Capital expenditures                                                          (380)          (424)
    Purchase of businesses                                                          (5)            (5)
    Sale of businesses, net                                                        463            (53)
    Proceeds from disposals of property, plant and equipment, net                  140              4
    Other investing, net                                                            54              6
                                                                             ---------      ---------
Net cash provided (used) by investing activities                                   272           (472)
                                                                             ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from senior funded debt                                               138             --
    Net (payments) proceeds from commercial paper and
         revolving credit agreements                                              (528)            30
    Principal payments on senior funded debt and capital lease liabilities        (216)          (172)
    Proceeds from issuance of preferred stock and common stock                      16            578
    Payments of notes payable, current maturities of senior
         funded debt and capital lease liabilities                                   1             17
    Cash dividends paid                                                           (200)          (181)
    Other financing, net                                                             8             --
                                                                             ---------      ---------
Net cash provided (used) by financing activities                                  (781)           272
                                                                             ---------      ---------
Increase (decrease) in cash and cash equivalents                                   186           (106)
Cash and cash equivalents -- beginning of period                                   129            157
                                                                             ---------      ---------
Cash and cash equivalents -- end of period                                   $     315      $      51
======================================================================       =========      =========

The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 June 30, 1995

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

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of June 30, 1995 and the consolidated results of operations for the three and six months then ended and the consolidated cash flows for the six months then ended. The results of operations and cash flows for the periods ended June 30, 1995 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

     Certain financial statements and notes for prior years have been changed to conform to the 1995 presentation.

     Reference is made to Note 1 to the consolidated financial statements incorporated by reference in the 1994 Form 10-K for a summary of significant accounting policies.


2.   Earnings per Share

     The computation of primary earnings per share was based on the weighted average number of common shares outstanding and the dilutive effect of exercise of stock options. The computation of fully diluted earnings per share further assumes the dilutive effect of conversion of the $3.00 cumulative CXY-indexed convertible preferred stock and the $3.875 cumulative convertible preferred stock.


3.   Asset Acquisitions and Dispositions

     Reference is made to Note 3 to the consolidated financial statements incorporated by reference in the 1994 Form 10-K for a description of asset acquisitions in 1994.

     In May 1995, Occidental sold its high density polyethylene (HDPE) business to Lyondell Petrochemical Company and its polyvinyl chloride (PVC) facility at Addis, Louisiana to Borden Chemicals and Plastics. In addition, Occidental sold certain Canadian oil and gas assets, which were acquired as part of the purchase of Placid Oil Company in December 1994. The combined cash proceeds from these asset dispositions were in excess of $500 million.

     During the second quarter of 1995, Occidental and Canadian Occidental Petroleum Ltd. (CanadianOxy) formed partnerships into which they contributed certain chemical assets. Occidental retained a less-than-twenty-percent interest in these partnerships to be accounted for on the equity method. This transaction did not result in any gain or loss.

     The pretax gain on asset dispositions for the second quarter and the six months ended June 30, 1995 included a gain of $40 million from the sale of Occidental's PVC facility at Addis, Louisiana.


4.   Accounting Changes

     Reference is made to Note 4 to the consolidated financial statements incorporated by reference in the 1994 Form 10-K for a description of accounting changes.


5.   Supplemental Cash Flow Information

     Cash payments during the six month periods ended June 30, 1995 and 1994 included federal, foreign and state income taxes of approximately $129 million and $107 million, respectively. Interest paid (net of interest capitalized) totaled approximately $274 million and $247 million for the six month periods ended June 30, 1995 and 1994, respectively.


6.   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid short-term money market instruments with maturities of three months or less when purchased. Cash equivalents totaled $330 million and $180 million at June 30, 1995 and December 31, 1994, respectively.

     A cash management system is utilized to minimize the cash balances required for operations and to invest the surplus cash in liquid short-term money market instruments and/or to pay down short-term borrowings. This can result in the balance of short-term money market instruments temporarily exceeding cash and cash equivalents.


7.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

             Balance at                         June 30, 1995            December 31, 1994
             =======================            =============            =================
             Raw materials                        $    122                   $    135
             Materials and supplies                    192                        201
             Work in progress                           38                         21
             Finished goods                            418                        428
                                                  --------                   --------
                                                       770                        785
             LIFO reserve                              (49)                       (37)
                                                  --------                   --------
             Total                                $    721                   $    748
                                                  ========                   ========


     Through the second quarter of 1994, inventory quantities were reduced at natural gas transmission. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs that prevailed in prior years. The effect of this liquidation was to reduce cost of sales by $9 million.

8.   Property, Plant and Equipment

     Reference is made to the consolidated balance sheets and Note 1 thereto incorporated by reference in the 1994 Form 10-K for a description of investments in property, plant and equipment.


9.   Contract Impairment Reserve and Other Liabilities

     Accrued liabilities -- current and other liabilities -- noncurrent include reserves for contract impairment at MidCon Corp. that recognize the disadvantageous aspects of certain gas purchase and sales contracts resulting from economic and regulatory conditions. Reference is made to
     Note 1 to the consolidated financial statements incorporated by reference in the 1994 Form 10-K regarding the contract impairment reserve. The current portion of the reserve totaled $8 million at June 30, 1995 and $4 million at December 31, 1994. The noncurrent portion of the reserve totaled $98 million at June 30, 1995 and $137 million at December 31, 1994. The noncurrent portion of the reserve was reduced by $39 million in the second quarter of 1995 primarily to reflect the settlement of an impaired contract, partial payment thereon and the payment of other above market costs.

     Other liabilities -- noncurrent include capital lease liabilities, net of the current portion, of $276 million and $291 million at June 30, 1995 and December 31, 1994, respectively.


10.  Retirement Plans and Postretirement and Postemployment Benefits

     Reference is made to Note 12 to the consolidated financial statements incorporated by reference in the 1994 Form 10-K for a description of the retirement plans and postretirement benefits of Occidental and its subsidiaries (see Note 4).


11.  Lawsuits, Claims and Related Matters

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

     There is a currently pending action seeking relief for remedial and response measures under federal environmental laws brought by the federal government in 1979 in the U.S. District Court for the Western District of New York against Occidental Chemical Corporation (OCC), Occidental and others, regarding a former chemical waste landfill. The federal government is claiming $108 million, plus an estimated $90 million in pre-judgment interest. The court has held OCC jointly and severally liable under CERCLA for response costs, but OCC has asserted a counterclaim against the federal government for its responsibility arising from direct deposits of waste and the performance of wartime contracts. The amount of liability of OCC and the federal government, respectively, will be determined in a subsequent trial. In 1994, the Court approved a settlement between OCC and the State of New York which resolved all respective claims that had been asserted between them in this action. Approximately 1,000 past and present residents of areas adjacent to this site and another former chemical landfill site continue to pursue actions brought in the Supreme Court, Niagara County, New York, against OCC and, in some instances, Occidental and others, claiming damages for personal injuries or wrongful death and property damages allegedly resulting from exposure to chemical residues, as well as punitive damages. The Occidental defendants deny liability in these actions. Occidental has brought an action against various of its insurers in the same court to enforce coverage with respect to this site, certain other former landfill sites and two chemical plants, including the foregoing government and private actions in New York, which the insurers are defending.

     In 1988, the Office of Hearings and Appeals (OHA) of the U.S. Department of Energy (DOE) issued a remedial order to Cities Service Oil and Gas Corporation, now OXY USA Inc. (OXY USA), asserting that certain crude oil tier trades by OXY USA between 1979 and 1981 violated the DOE's petroleum price regulations and ordering OXY USA to make restitution. In 1992, an administrative law judge (ALJ) upheld most of the remedial order. In 1993, the Federal Energy Regulatory Commission (FERC) reversed the ALJ decision and the remedial order, and held that there had been no violation of the price regulations. Intervenors subsequently filed an action for judicial review of the FERC decision in the U.S. District Court for the District of Columbia, which the Court dismissed in June 1995. The intervenors have noticed an appeal of that dismissal. In 1992, the DOE proposed a revised remedial order to seek recovery of substantially the same amounts for most of these same tier trades under an alternative theory, alleging violation of certain regulations relating to the certification of crude oil to the
     DOE's crude oil entitlements program, which is being contested.   The
     amount sought by the DOE in the proposed revised remedial order, which is now before the OHA, was approximately $254 million plus accrued interest amounting to approximately $868.5 million at December 31, 1994. In June 1995, Occidental and the DOE entered into a proposed consent order which, if it is finalized, would require OXY USA to pay the DOE $275 million in settlement of these tier trade disputes. One hundred million would be paid to the DOE when the settlement becomes final, and the remainder would be paid in five equal annual payments of $35 million plus interest at the rate of 7.6 percent. Public comments have been received and the DOE will now determine whether to finalize the settlement.

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

     Natural Gas Pipeline Company of America (Natural) has been a party to a number of contracts that require Natural to purchase natural gas at prices in excess of the prevailing market price. As a result of a FERC order prohibiting interstate pipelines from using their gas transportation and storage facilities to market gas to sales customers, Natural no longer has a sales market for the gas it is required to purchase under these contracts. This order went into effect on Natural's system on December 1, 1993. Natural is incurring substantial transition costs to reform these contracts with gas suppliers. Settlement agreements reached by Natural and its former sales customers, under which Natural will recover from those customers over a four-year period a significant amount of the gas supply realignment (GSR) costs it incurs, have been approved by the FERC. The FERC has also permitted Natural to implement, subject to possible refund, a tariff mechanism to recover additional portions of its GSR costs in rates charged to transportation customers that were not party to the settlements.

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


13.  Income Taxes

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

14.  Equity Investments

     Investments in companies in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At June 30, 1995, Occidental's equity investments consisted primarily of joint-interest pipelines, including a pipeline in the Dutch sector of the North Sea, a 30 percent investment in the common shares of CanadianOxy and chemical partnerships. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                                                 Periods Ended June 30
                                                ------------------------------------------------------
                                                            Three Months                    Six Months
                                                ------------------------      ------------------------
                                                     1995           1994           1995           1994
                                                =========      =========      =========      =========
     Revenues                                   $     212      $     169      $     404      $     316
     Costs and expenses                               179            151            346            294
                                                ---------      ---------      ---------      ---------

     Net income                                 $      33      $      18      $      58      $      22
                                                =========      =========      =========      =========


15.  Summarized Financial Information of Wholly Owned Subsidiary

     Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY USA). The following tables present summarized financial information for OXY USA (in millions):

                                                                                 Periods Ended June 30
                                                ------------------------------------------------------
                                                            Three Months                    Six Months
                                                ------------------------      ------------------------
                                                     1995           1994           1995           1994
                                                =========      =========      =========      =========
     Revenues                                   $     186      $     207      $     362      $     393
     Costs and expenses                               168            173            358            345
                                                ---------      ---------      ---------      ---------

     Net income                                 $      18      $      34      $       4      $      48
                                                =========      =========      =========      =========

     Balance at                                       June 30, 1995      December 31, 1994
     ==================================               =============      =================
     Current assets                                     $       96           $     113
     Intercompany receivable                            $      406           $     246
     Noncurrent assets                                  $    2,015           $   2,069
     Current liabilities                                $      258           $     167
     Interest bearing note to parent                    $      129           $     137
     Noncurrent liabilities                             $    1,118           $   1,114
     Stockholders' equity                               $    1,012           $   1,010
     ----------------------------------               -------------      -----------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Occidental's net income for the first six months of 1995 totaled $365 million, on net sales and operating revenues of $5.4 billion, compared with a net loss of $59 million, on net sales and operating revenues of $4.3 billion, for the same period of 1994. Occidental's net income for the second quarter of 1995 was $187 million, on net sales and operating revenues of $2.7 billion, compared with a net loss of $19 million, on net sales and operating revenues of $2.2 billion, for the same period of 1994. Earnings per common share were $1.00 for the first six months of 1995, compared with a loss per common share of $.31 for the same period of 1994. Earnings per common share were $.51 for the second quarter of 1995, compared with a loss per common share of $.12 for the same period of 1994.

The increase in net sales and operating revenues primarily reflected the impact of improved chemical prices and higher worldwide crude oil production and prices. The second quarter and first six months of 1995 earnings reflected improved chemical profit margins, primarily for PVC, caustic soda and petrochemicals. The 1995 results were negatively impacted by pretax charges of $109 million for settlement of litigation. In addition the 1995 results, as compared with the similar periods of 1994, reflected higher worldwide crude oil production and prices, partially offset by lower domestic natural gas prices. The 1994 first six months results reflected a net benefit of $7 million resulting from the reversal of reserves no longer required and the adoption of Statement of Financial Accounting Standards No. 112 -- "Employers' Accounting for Postemployment Benefits."

The pretax gain on asset dispositions for the second quarter and the six months ended June 30, 1995 included a gain of $40 million from the sale of Occidental's polyvinyl chloride (PVC) facility at Addis, Louisiana.

Income from equity investments increased for the second quarter and first six months of 1995, compared with the similar periods of 1994. The increase in both periods of 1995 primarily reflected higher equity earnings from chemical and oil and gas investments.

Other operating expenses increased for the second quarter and first six months of 1995, compared with the similar periods of 1994. The increase in both periods of 1995 primarily reflected the $109 million charge for settlement of litigation.

The provision for income taxes was $106 million for the three months ended June 30, 1995, compared with $11 million for the same period of 1994. The provision for income taxes was $260 million for the six months ended June 30, 1995, compared with $7 million for the same period of 1994. The increase in both periods of 1995, compared with the similar periods of 1994, primarily resulted from higher divisional earnings in 1995.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):

                                                                                 Periods Ended June 30
                                                ------------------------------------------------------
                                                            Three Months                    Six Months
                                                ------------------------      ------------------------
                                                     1995           1994           1995           1994
                                                =========      =========      =========      =========
DIVISIONAL NET SALES
     Oil and gas                                $     756      $     561      $   1,461      $   1,045
     Natural gas transmission                         468            479          1,006          1,113
     Chemical                                       1,456          1,122          2,928          2,111
     Other                                             (1)            --             (2)            (1)
                                                ---------      ---------      ---------      ---------
NET SALES                                       $   2,679      $   2,162      $   5,393      $   4,268
                                                =========      =========      =========      =========

DIVISIONAL EARNINGS
     Oil and gas                                $     (30)     $      25      $      30      $      29
     Natural gas transmission                          62             54            137            130
     Chemical                                         354             65            661             87
                                                ---------      ---------      ---------      ---------
                                                      386            144            828            246
UNALLOCATED CORPORATE ITEMS
     Interest expense, net                           (133)          (142)          (277)          (285)
     Income taxes, administration and other           (66)           (21)          (186)           (20)
                                                ---------      ---------      ---------      ---------


NET INCOME(LOSS)                                $     187      $     (19)     $     365      $     (59)
                                                =========      =========      =========      =========


Oil and gas earnings for the first six months of 1995 were $30 million, compared with $29 million for the same period of 1994. Oil and gas earnings before special items were $79 million for the second quarter of 1995, compared with $25 million for the same period of 1994. The 1995 second quarter results, after the previously mentioned charges of $109 million for litigation, were a loss of $30 million. The increase in operating earnings in 1995, compared with 1994, reflected higher worldwide crude oil production and prices, partially offset by lower domestic natural gas prices. Included in the 1994 first six months results was a $7 million charge for severance and related costs. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

Natural gas transmission earnings for the first six months of 1995 were $137 million, compared with $130 million for the same period of 1994. Natural gas transmission earnings for the second quarter of 1995 were $62 million, compared with earnings before special items of $45 million for the same period of 1994. The second quarter earnings of 1994, after the benefit of $9 million from a reduction of LIFO inventory, were $54 million. The 1994 first six months results included a net benefit of $12 million from a reduction of the contract impairment reserve. This reduction resulted from the elimination of certain potential claims and the settlement of litigation. The 1994 first six months earnings before the benefit of special items were $109 million. The improvement in 1995 operating earnings resulted primarily from higher transportation margins. The decrease in revenues for the first six months of 1995, compared with the same period of 1994, primarily reflected lower gas sales prices and throughput volumes. Although overall revenues were lower, significant volumes of gas are currently being sold by the unregulated subsidiaries of MidCon Corp.

Chemical earnings for the first six months of 1995 were $661 million compared with $87 million for the same period of 1994. Second quarter earnings of 1995 were $354 million, compared with $65 million for the same period of 1994. The increase in 1995 earnings reflected the impact of improved profit margins for PVC, caustic soda and petrochemicals. The 1995 results included a $40 million pretax gain related to the sale of the PVC facility at Addis, Louisiana, discussed above. Included in the 1994 results was an $11 million unfavorable impact related to an explosion at the Taft plant and charges for start-up costs related to the Swift Creek chemical plant. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors. Although Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products, at the present time some product prices have softened slightly while others have remained firm.

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first six months of 1995, divisional earnings benefited by $46 million from credits allocated. This included credits of $8 million, $24 million and $14 million at oil and gas, natural gas transmission and chemical, respectively.
Of the total amount for the first six months of 1995, $23 million was recorded in the second quarter of 1995 as a benefit to divisional earnings, of which $4 million, $12 million and $7 million was recorded at oil and gas, natural gas transmission and chemical, respectively. In the first six months of 1994, divisional earnings benefited by $41 million. The comparable amounts allocated to the divisions were credits of $9 million, $17 million and $15 million at oil and gas, natural gas transmission and chemical, respectively. Of the total amount for the six months of 1994, $24 million was recorded in the second quarter of 1994 as a benefit to divisional earnings, of which $4 million, $12 million and $8 million was recorded at oil and gas, natural gas transmission and chemical, respectively.

Occidental and certain of its subsidiaries are parties to various lawsuits, proceedings and claims which involve substantial amounts. See Note 11 to the consolidated condensed financial statements. Occidental also has commitments under contracts, guarantees and joint ventures and certain other contingent liabilities. See Note 12 to the consolidated condensed financial statements. In management's opinion, after taking into account reserves, none of these matters should have a material adverse effect upon the consolidated financial position of Occidental, although the resolution in any reporting period of one or more of these matters could have a material impact on Occidental's results of operations for that period.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $695 million for the first six months of 1995, compared with $94 million for the same period of 1994. The 1995 improvement, compared with 1994, reflected higher operating earnings primarily in the chemical and oil and gas divisions. The 1995 noncash charges reflected the previously mentioned charges of $109 million for litigation. The 1994 noncash charges included credits of $20 million from the reduction of the contract impairment reserve and $7 million from the reversal of reserves no longer needed, both discussed above, and a credit of $21 million for foreign currency revaluation effects.

Occidental's net cash provided by investing activities was $272 million for the first six months of 1995, compared with net cash used by investing activities of $472 million for the same period of 1994. Capital expenditures were $380 million in 1995, including $260 million in oil and gas, $40 million in natural gas transmission and $79 million in chemical. Capital expenditures were $424 million in 1994, including $328 million in oil and gas, $27 million in natural gas transmission and $68 million in chemical. The decrease in 1995 from 1994 reflected substantially higher spending during 1994 in oil and gas, in particular the cash portion of the purchase price of certain U.S. Gulf Coast oil and gas properties acquired from Agip Petroleum Co. Inc. Net proceeds from the sale of businesses and disposals of property, plant and equipment for the first six months of 1995 totaled $603 million, which primarily reflected the proceeds from the sale of Occidental's high density polyethylene business
(HDPE), its PVC facility at Addis, Louisiana and the sale of a portion of Occidental's oil and gas operations in Pakistan. Net proceeds from the sale of businesses and disposals of property, plant and equipment for the first six months of 1994 included the payment of a tax liability of $53 million following the settlement of tax matters with foreign jurisdictions relating to the disposition of certain international oil and gas assets.

Financing activities used net cash of $781 million in the first six months of 1995, compared with net cash provided of $272 million for the same period of 1994. In 1995, repayments of debt, net of proceeds from borrowings, resulted in net cash used of $605 million to reduce long-term debt. Additionally, dividend payments were $200 million. The 1994 cash provided by financing activities included net cash proceeds of approximately $557 million from the February issuance of 11,388,340 shares of $3.00 cumulative CXY-indexed convertible preferred stock. The 1994 amount also reflected net cash used of $125 million to reduce debt, net of proceeds from borrowings, and the payment of dividends of $181 million.

During the second quarter of 1995, Occidental and Canadian Occidental Petroleum Ltd. formed partnerships into which they contributed certain chemical assets. Occidental retained a less-than-twenty-percent interest in these partnerships to be accounted for on the equity method. This transaction did not result in any gain or loss.

For 1995, Occidental expects that cash generated from operations and asset sales will be more than adequate to meet its operating requirements, capital spending and dividend payments. Excess cash generated will be applied to debt reduction. Occidental also has substantial borrowing capacity to meet unanticipated cash requirements.

At June 30, 1995, Occidental's working capital was $179 million, compared with $57 million at December 31, 1994. Available but unused lines of committed bank credit totaled approximately $2.6 billion at June 30, 1995, compared with $2.2 billion at December 31, 1994.

Property, plant and equipment, net of accumulated depreciation, depletion and amortization, decreased to $13.875 billion at June 30, 1995 from $14.502 billion at December 31, 1994. The net change reflected the sale of Occidental's HDPE business and the PVC facility, as discussed above, partially offset by capital expenditures.

Accrued liabilities decreased to $1.127 billion at June 30, 1995 from $1.212 billion at December 31, 1994. The change primarily reflected the payment of rate refunds, attributable to 1994 activity, to customers of Natural Gas Pipeline Company of America (Natural) following the FERC's approval of Natural's rate case settlement in January 1995, partially offset by the charges for settlement of litigation. In connection with the tentative settlement with the U.S. Department of Energy (DOE), Occidental will pay the DOE $275 million over five years, $100 million of which is payable when the settlement agreement becomes final and the remainder will be paid in five equal annual payments of $35 million plus interest at the rate of 7.6 percent.

Senior funded debt, net of current maturities and unamortized discount, decreased to $5.191 billion at June 30, 1995 from $5.823 billion at December 31, 1994. The net reduction in debt reflected the application of high cash flow from operations together with the net proceeds from the asset dispositions, described above.


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

As of June 30, 1995, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 284 Superfund or comparable state sites. (This number does not include 46 sites where Occidental has been successful in resolving its involvement.) The 284 sites include 77 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability, and two sites at which the extent of such retained liability is disputed. Of the remaining 205 sites, Occidental has had no communication or activity with government agencies or other PRPs in three years at 35 sites, has denied involvement at 29 sites and has yet to determine involvement in 23 sites. With respect to the remaining 118 of these sites, Occidental is in various stages of evaluation. For 108 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 108 sites include 38 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost sharing arrangements. For the remaining 10 of these sites, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base management's opinion expressed above under the caption "Results of Operations." For further discussion of one separately disclosed site, see Note 11 to the consolidated condensed financial statements.

                          PART II    OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1994 Annual Report on Form 10-K, Item 1 of Part II of Occidental's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 and Note 11 to the consolidated condensed financial statements in Part I hereof.

Pursuant to a settlement with the Federal Trade Commission (FTC) by Occidental Chemical Corporation and various subsidiaries (collectively, OxyChem), arising from OxyChem's acquisition of facilities from Tenneco Polymers, Inc. and a subsequent FTC order of divestiture, OxyChem's sale of the Burlington South facility to Ozite Corporation was approved by the FTC on July 13, 1995. The sale is expected to close on August 14, 1995.


ENVIRONMENTAL PROCEEDINGS

OxyChem is contesting alleged violations of the West Virginia Hazardous Waste Management Regulations regarding its closed facility located in Belle, West Virginia and penalties sought by the State of West Virginia Division of Environmental Protection.

On June 27, 1995, the Enforcement Staff of the Federal Energy Regulatory Commission (FERC) and Natural Gas Pipeline Company of America (Natural) entered into a Stipulation and Consent Agreement regarding a 1.6 mile pipeline located in Latimer County, Oklahoma, under which Natural would pay a civil penalty of $200,000. Such agreement is subject to approval by the FERC, which is pending.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 1995 and 1994

                 12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 1995 and 1994 and the five years ended December 31, 1994

                 27 Financial data schedule for the six month period ended June 30, 1995 (included only in the copy of this report filed electronically with the Commission)


         (b)     Reports on Form 8-K

                 During the quarter ended June 30, 1995, Occidental filed the following Current Reports on Form 8-K:

                 1. Current Report on Form 8-K dated April 20, 1995 (date of earliest event reported), filed on April 21, 1995, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended March 31, 1995

                 2. Current Report on Form 8-K dated June 27, 1995 (date of earliest event reported), filed on June 30, 1995, for the purpose of reporting, under Item 5, Occidental's tentative settlement of all of the administrative proceedings between its OXY USA Inc. subsidiary and the U.S. Department of Energy

                 From June 30, 1995 to the date hereof, Occidental filed the following Current Report on Form 8-K:

                 1. Current Report on Form 8-K dated July 20, 1995 (date of earliest event reported), filed on July 21, 1995, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended June 30, 1995

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        OCCIDENTAL PETROLEUM CORPORATION





DATE:    August 11, 1995                S. P. Dominick, Jr.
                                        ---------------------------------------
                                        S. P. Dominick, Jr., Vice President
                                        and Controller
                                        (Chief Accounting and Duly Authorized
                                        Officer)

                                 EXHIBIT INDEX


EXHIBITS
--------

   11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 1995 and 1994

   12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 1995 and 1994 and the five years ended December 31, 1994

   27 Financial data schedule for the six month period ended June 30, 1995 (included only in the copy of this report filed electronically with the Commission)