Form 10-Q
period 1995-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 1995-11-14
CIK 797468

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 1-9210

                               ------------------

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

                               ------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                  ---       ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at September 30, 1995
     ---------------------------         ---------------------------------
     Common stock $.20 par value                 318,449,379 shares

                                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                                     CONTENTS




                                                                                                            PAGE
PART I        FINANCIAL INFORMATION

              Item 1. Financial Statements

                      Consolidated Condensed Balance Sheets  --
                            September 30, 1995 and December 31, 1994                                          2

                      Consolidated Condensed Statements of Operations  --
                            Three and nine months ended September 30, 1995 and 1994                           4

                      Consolidated Condensed Statements of Cash Flows  --
                            Nine months ended September 30, 1995 and 1994                                     5

                      Notes to Consolidated Condensed Financial Statements                                    6

              Item 2. Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                              13



PART II       OTHER INFORMATION

              Item 1. Legal Proceedings                                                                      19

              Item 6. Exhibits and Reports on Form 8-K                                                       19


                                              PART I    FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                  OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                      SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                                (Amounts in millions)


                                                                                              1995            1994
=============================================================================             ========        ========
ASSETS

CURRENT ASSETS
     Cash and cash equivalents (Note 6)                                                   $    118        $    129
     Receivables, net                                                                          946             965
     Inventories (Note 7)                                                                      773             748
     Prepaid expenses and other                                                                323             416
                                                                                          --------        --------


           Total current assets                                                              2,160           2,258

LONG-TERM RECEIVABLES, net                                                                     168             131


EQUITY INVESTMENTS (Note 14)                                                                   778             692


PROPERTY, PLANT AND EQUIPMENT, at cost, net of
     accumulated depreciation, depletion and amortization of $9,219
     at September 30, 1995 and $8,884 at December 31, 1994 (Note 8)                         13,962          14,502


OTHER ASSETS                                                                                   378             406



                                                                                          --------        --------
                                                                                          $ 17,446        $ 17,989
=============================================================================             ========        ========

The accompanying notes are an integral part of these financial statements.

                                 OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                     SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                               (Amounts in millions)


                                                                                              1995            1994
=============================================================================             ========        ========
LIABILITIES AND EQUITY
CURRENT LIABILITIES
     Current maturities of senior funded debt and capital lease liabilities               $     32        $     69
     Notes payable                                                                              17              20
     Accounts payable                                                                          841             847
     Accrued liabilities (Note 9)                                                            1,068           1,212
     Domestic and foreign income taxes                                                          75              53
                                                                                          --------        --------


           Total current liabilities                                                         2,033           2,201
                                                                                          --------        --------


SENIOR FUNDED DEBT, net of current maturities and unamortized
     discount                                                                                5,271           5,823
                                                                                          --------        --------

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred and other domestic and foreign income taxes                                    2,549           2,565
     Other (Note 9)                                                                          2,894           2,943
                                                                                          --------        --------

                                                                                             5,443           5,508
                                                                                          --------        --------

NONREDEEMABLE PREFERRED STOCK, COMMON STOCK AND
     OTHER STOCKHOLDERS' EQUITY
     Nonredeemable preferred stock, stated at liquidation value                              1,325           1,325
     Common stock, at par value                                                                 64              63
     Other stockholders' equity
           Additional paid-in capital                                                        4,728           5,004
           Retained earnings (deficit)                                                      (1,425)         (1,929)
           Cumulative foreign currency translation adjustments                                   7              (6)
                                                                                          --------        --------
                                                                                             4,699           4,457
                                                                                          --------        --------
                                                                                          $ 17,446        $ 17,989
==============================================================================            ========        ========

The accompanying notes are an integral part of these financial statements.

                             OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Amounts in millions, except per-share amounts)


                                                               Three Months Ended         Nine Months Ended
                                                                     September 30              September 30
                                                            ---------------------     ---------------------
                                                                1995         1994         1995         1994
=======================================================     ========     ========     ========     ========
REVENUES
     Net sales and operating revenues
         Oil and gas operations                             $    779     $    741     $  2,240     $  1,786
         Natural gas transmission operations                     454          461        1,460        1,574
         Chemical operations                                   1,325        1,202        4,253        3,313
         Interdivisional sales elimination and other              (1)          --           (3)          (1)
                                                            --------     --------     --------     --------
                                                               2,557        2,404        7,950        6,672
     Interest, dividends and other income                         31           14           78           62
     Gains on asset dispositions, net                             (2)          14           44           16
     Income from equity investments (Note 14)                     29           26           87           48
                                                            --------     --------     --------     --------
                                                               2,615        2,458        8,159        6,798
                                                            --------     --------     --------     --------
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                             1,963        1,939        5,945        5,563
     Other operating expenses                                    241          253          839          677
     Exploration expense                                          13           20           63           71
     Interest and debt expense, net                              147          141          436          434
                                                            --------     --------     --------     --------
                                                               2,364        2,353        7,283        6,745
                                                            --------     --------     --------     --------

INCOME(LOSS) BEFORE TAXES                                        251          105          876           53

Provision for domestic and foreign
     income and other taxes (Note 13)                            112           82          372           89
                                                            --------     --------     --------     --------
NET INCOME(LOSS)                                                 139           23          504          (36)

Preferred dividends                                              (24)         (20)         (70)         (56)
                                                            --------     --------     --------     --------

EARNINGS(LOSS) APPLICABLE TO COMMON STOCK                   $    115     $      3     $    434     $    (92)
                                                            ========     ========     ========     ========



PRIMARY EARNINGS(LOSS) PER COMMON SHARE                     $    .36     $    .01     $   1.37     $   (.30)
                                                            ========     ========     ========     ========

FULLY DILUTED EARNINGS(LOSS) PER SHARE                      $    .36     $    .01     $   1.33     $   (.30)
                                                            ========     ========     ========     ========



DIVIDENDS PER SHARE OF COMMON STOCK                         $    .25     $    .25     $    .75     $    .75
                                                            ========     ========     ========     ========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                         318.6        312.4        318.0        310.2
=======================================================     ========     ========     ========     ========

The accompanying notes are an integral part of these financial statements.

                                 OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                               (Amounts in millions)


                                                                                              1995            1994
=============================================================================             ========        ========
CASH FLOW FROM OPERATING ACTIVITIES
     Net income(loss)                                                                     $    504        $    (36)
     Adjustments to reconcile income to net cash from operating activities
        Depreciation, depletion and amortization of assets                                     708             660
        Deferred income tax provision                                                           54              10
        Other noncash charges to income                                                        230             115
        Gains on asset dispositions, net                                                       (44)            (16)
        Income from equity investments                                                         (87)            (48)
     Changes in operating assets and liabilities                                              (357)           (188)
     Other operating, net                                                                     (104)           (175)
                                                                                          --------        --------
        Net cash provided by operating activities                                              904             322
                                                                                          --------        --------
CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                     (606)           (627)
     Proceeds from disposal of property, plant and equipment, net                              171               8
     Buyout of operating leases                                                               (141)             --
     Purchase of businesses                                                                     --              (5)
     Sale of businesses, net                                                                   459               2
     Other investing, net                                                                       96              22
                                                                                          --------        --------
        Net cash provided (used) by investing activities                                       (21)           (600)
                                                                                          --------        --------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from senior funded debt                                                          218             264
     Net payments on commercial paper and
           revolving credit agreements                                                        (528)           (109)
     Principal payments on senior funded debt and capital lease liabilities                   (316)           (230)
     Proceeds from issuance of preferred stock and common stock                                 23             584
     Payments of notes payable, current maturities of senior
           funded debt and capital lease liabilities                                            (4)            (17)
     Cash dividends paid                                                                      (303)           (278)
     Other financing, net                                                                       16              (1)
                                                                                          --------        --------
        Net cash provided (used) by financing activities                                      (894)            213
                                                                                          --------        --------
Increase (decrease) in cash and cash equivalents                                               (11)            (65)
Cash and cash equivalents -- beginning of period                                               129             157
                                                                                          --------        --------
Cash and cash equivalents -- end of period                                                $    118        $     92
=============================================================================             ========        ========

The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1995

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

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of September 30, 1995 and the consolidated results of operations for the three and nine months then ended and the consolidated cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 30, 1995 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

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

     During 1995, Occidental sold its high density polyethylene business to Lyondell Petrochemical Company. Occidental also sold, pursuant to a Federal Trade Commission divestiture order, its polyvinyl chloride (PVC) facilities at Addis, Louisiana and Burlington South, New Jersey (see Legal Proceedings in Part II). In addition, Occidental sold certain Canadian oil and gas assets, which were acquired as part of the purchase of Placid Oil Company in December 1994. The combined cash proceeds from these asset dispositions were in excess of $550 million.

     During the second quarter of 1995, Occidental and Canadian Occidental Petroleum Ltd. (CanadianOxy) formed partnerships into which they contributed certain chemical assets. Occidental retained a less-than-twenty-percent interest in these partnerships to be accounted for on the equity method. This transaction did not result in any gain or loss.

     The pretax gain on asset dispositions for the nine months ended September 30, 1995 included a second quarter gain of $40 million from the sale of Occidental's PVC facility at Addis, Louisiana.

     The pretax gain on asset dispositions for the third quarter and the nine months ended September 30, 1994 included a gain of $16 million from the sale of Occidental's remaining interests in its producing operations in Argentina.


4.   Accounting Changes

     Reference is made to Note 4 to the consolidated financial statements incorporated by reference in the 1994 Form 10-K for a description of accounting changes.


5.   Supplemental Cash Flow Information

     Cash payments during the nine month periods ended September 30, 1995 and 1994 included federal, foreign and state income taxes of approximately $221 million and $121 million, respectively. Interest paid (net of interest capitalized) totaled approximately $442 million and $396 million for the nine month periods ended September 30, 1995 and 1994, respectively.


6.   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid short-term money market instruments with maturities of three months or less when purchased. Cash equivalents totaled $147 million and $180 million at September 30, 1995 and December 31, 1994, respectively.

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


7.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

           Balance at                 September 30, 1995    December 31, 1994
           =======================    ==================    =================
           Raw materials                   $    119             $    135
           Materials and supplies               193                  201
           Work in progress                      43                   21
           Finished goods                       468                  428
                                           --------             --------
                                                823                  785
           LIFO reserve                         (50)                 (37)
                                           --------             --------
           Total                           $    773             $    748
                                           ========             ========

     During the second quarter of 1994, inventory quantities were reduced at natural gas transmission. These reductions resulted in a liquidation of LIFO inventory quantities carried at lower costs that prevailed in prior years. The effect of this liquidation was to reduce cost of sales by $9 million for the nine month period ended September 30, 1994.


8.   Property, Plant and Equipment

     Reference is made to the consolidated balance sheets and Note 1 thereto incorporated by reference in the 1994 Form 10-K for a description of investments in property, plant and equipment.


9.   Contract Impairment Reserve and Other Liabilities

     Accrued liabilities -- current and other liabilities -- noncurrent include reserves for contract impairment at MidCon Corp. that recognize the disadvantageous aspects of certain gas purchase and sales contracts resulting from economic and regulatory conditions. Reference is made to
     Note 1 to the consolidated financial statements incorporated by reference in the 1994 Form 10-K regarding the contract impairment reserve. The current portion of the reserve totaled $15 million at September 30, 1995 and $4 million at December 31, 1994. The noncurrent portion of the reserve totaled $75 million at September 30, 1995 and $137 million at December 31, 1994. The noncurrent portion of the reserve was reduced by $58 million during the nine month period ended September 30, 1995 primarily to reflect the settlement of an impaired contract, partial payment thereon and the payment of other above market costs.

     Other liabilities -- noncurrent include capital lease liabilities, net of the current portion, of $269 million and $291 million at September 30, 1995 and December 31, 1994, respectively.


10.  Retirement Plans and Postretirement and Postemployment Benefits

     Reference is made to Note 12 to the consolidated financial statements incorporated by reference in the 1994 Form 10-K for a description of the retirement plans and postretirement and postemployment benefits of Occidental and its subsidiaries.


11.  Lawsuits, Claims and Related Matters

     Occidental and certain of its subsidiaries have been named in a substantial number of governmental proceedings as defendants or potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and corresponding state acts. These proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties, aggregating substantial amounts. Occidental is usually one of many companies in these proceedings, and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs which can be reasonably estimated. For the remaining proceedings, as to which Occidental does not have sufficient information to determine a range of liability, Occidental does have sufficient information on which to base the opinion expressed in the last paragraph of this Note.

     There is a currently pending action seeking relief for remedial and response measures under federal environmental laws brought by the federal government in 1979 in the U.S. District Court for the Western

     District of New York against Occidental Chemical Corporation (OCC), Occidental and others, regarding a former chemical waste landfill. The federal government is claiming $108 million, plus an estimated $99 million in pre-judgment interest. The court has held OCC jointly and severally liable under CERCLA for response costs, but OCC has asserted a counterclaim against the federal government for its responsibility arising from direct deposits of waste and the performance of wartime contracts. The amount of liability of OCC and the federal government, respectively, will be determined in a subsequent trial. In 1994, the Court approved a settlement between OCC and the State of New York which resolved all respective claims that had been asserted between them in this action. Approximately 1,000 past and present residents of areas adjacent to this site and another former chemical landfill site continue to pursue actions brought in the Supreme Court, Niagara County, New York, against OCC and, in some instances, Occidental and others, claiming damages for personal injuries or wrongful death and property damages allegedly resulting from exposure to chemical residues, as well as punitive damages. The Occidental defendants deny liability in these actions. Occidental has brought an action against various of its insurers in the same court to enforce coverage with respect to this site, certain other former landfill sites and two chemical plants, including the foregoing government and private actions in New York, which the insurers are defending.

     In 1988 and 1992, the U.S. Department of Energy (DOE) issued remedial orders to Cities Service Oil and Gas Corporation, now OXY USA Inc. (OXY
     USA), asserting that certain crude oil tier trades by OXY USA between 1979 and 1981 violated various DOE regulations under the DOE crude oil price control program and ordering OXY USA to make restitution. The amount sought by the DOE was approximately $254 million plus accrued interest amounting to approximately $868.5 million at December 31, 1994. All of these disputes were settled in August 1995, when Occidental and the DOE entered into a consent order pursuant to which OXY USA agreed to pay the DOE $275 million in settlement of these tier trade disputes. In September 1995, $100 million was paid to the DOE. The remainder will be paid in five equal annual payments of $35 million plus interest at the rate of 7.6 percent per annum.

     OCC and affiliated entities produced products containing dibromochloropropane (DBCP) until 1977 when the State of California banned DBCP. This pesticide was developed and initially registered by other chemical companies, produced by several major U.S. chemical companies and distributed by many U.S. companies. Eight public and private water providers have actions pending against the developers, producers and distributors of DBCP, including OCC and Occidental, in Superior Court, San Francisco County, California. Currently, there are approximately 45 wells of such providers which exceed California's maximum contaminant level. The actions allege DBCP contamination of water supplies and seek contribution from all defendants for remediation costs, including filtering of affected wells, and punitive damages.

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

     Natural Gas Pipeline Company of America (Natural) has been a party to a number of contracts that require Natural to purchase natural gas at prices in excess of the prevailing market price. As a result of a Federal Energy Regulatory Commission (FERC) order prohibiting interstate pipelines from using their gas transportation and storage facilities to market gas to sales customers, Natural no longer has a sales market for the gas it is required to purchase under these contracts. This order went into effect on Natural's system on December 1, 1993. Natural is incurring substantial transition costs to reform these contracts with gas suppliers. Settlement agreements reached by Natural and its former sales customers, under which Natural will recover from those customers over a four-year period a significant amount of the gas supply realignment (GSR) costs it incurs, have been approved by the FERC. The FERC has also permitted Natural to implement, subject to possible refund, a tariff mechanism to recover additional portions of its GSR costs in rates charged to transportation customers that were not party to the settlements.

     On June 1, 1995, Natural filed with the FERC a new general rate case which incorporates new services. By orders issued June 26 and October 11, 1995, FERC suspended the filing and allowed new services and revised rates to become effective December 1, 1995, subject to certain modifications. Most of Natural's major customer contracts will expire on December 1, 1995. Negotiations of replacement contracts have been completed with those customers, but several were renewed at reduced levels and reduced prices. Among the issues in the rate case is the allocation of costs associated with the reduction in revenues. Natural continues to work towards offsetting these potential impacts through its marketing efforts and the regulatory process.

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

14.  Equity Investments

     Investments in companies in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At September 30, 1995, Occidental's equity investments consisted primarily of joint-interest pipelines, including a pipeline in the Dutch sector of the North Sea, a 30 percent investment in the common shares of CanadianOxy and various chemical partnerships. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                                    Periods Ended September 30
                                               -----------------------------------------------
                                                        Three Months               Nine Months
                                               ---------------------     ---------------------
                                                   1995         1994         1995         1994
                                               ========     ========     ========     ========
   Revenues                                    $    202     $    170     $    606     $    486
   Costs and expenses                               173          144          519          438
                                               --------     --------     --------     --------
   Net income                                  $     29     $     26     $     87     $     48
                                               ========     ========     ========     ========

15.  Summarized Financial Information of Wholly Owned Subsidiary

     Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY USA). The following tables present summarized financial information for OXY USA (in millions):

                                                                    Periods Ended September 30
                                               -----------------------------------------------
                                                        Three Months               Nine Months
                                               ---------------------     ---------------------
                                                   1995         1994         1995         1994
                                               ========     ========     ========     ========
     Revenues                                  $    175     $    184     $    537     $    577
     Costs and expenses                             194          177          552          522
                                               --------     --------     --------     --------
     Net income(loss)                          $    (19)    $      7     $    (15)    $     55
                                               ========     ========     ========     ========

     Balance at                                    September 30, 1995    December 31, 1994
     ================================              ==================    =================
     Current assets                                     $      93             $     113
     Intercompany receivable                            $     303             $     246
     Noncurrent assets                                  $   1,978             $   2,069
     Current liabilities                                $     209             $     167
     Interest bearing note to parent                    $     121             $     137
     Noncurrent liabilities                             $   1,052             $   1,114
     Stockholders' equity                               $     992             $   1,010
     --------------------------------              ------------------    -----------------

16.  Subsequent Events

     In October 1995, Occidental announced plans to consolidate its worldwide oil and gas operations with the headquarters in Bakersfield, California. As a result of the reorganization, Occidental expects to recognize a charge against fourth quarter earnings. Although the amount has not yet been determined, the charge is not expected to have a material adverse effect upon Occidental's consolidated financial position.

     In November 1995, Occidental completed the sale of its agricultural chemicals business for approximately $286 million. Proceeds from this sale will be used in Occidental's debt reduction program. This transaction will not result in a material gain or loss.

     Also in November, Occidental agreed to deliver to Clark USA, Inc. (Clark)
     17.7 million barrels of WTI-equivalent oil over the next six years. Occidental will receive $100 million in cash and approximately 5.5 million shares of Clark common stock. The shares are not currently publicly traded but have been valued at $120 million. Occidental will own approximately 19 percent of Clark upon completion of this transaction, which is expected to close in the fourth quarter of 1995.

     In addition, Occidental agreed to acquire a 65 percent equity interest in INDSPEC Chemical Corporation (INDSPEC) for $85 million of Occidental common stock. Under the terms of the agreement, INDSPEC's management and employees will retain voting control of the company. This transaction is expected to close in early 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Occidental's net income for the first nine months of 1995 totaled $504 million, on net sales and operating revenues of $8.0 billion, compared with a net loss of $36 million, on net sales and operating revenues of $6.7 billion, for the same period of 1994. Occidental's net income for the third quarter of 1995 was $139 million, on net sales and operating revenues of $2.6 billion, compared with $23 million, on net sales and operating revenues of $2.4 billion, for the same period of 1994. Earnings per common share were $1.37 for the first nine months of 1995, compared with a loss per common share of $.30 for the same period of 1994. Earnings per common share were $.36 for the third quarter of 1995, compared with $.01 for the same period of 1994.

The increase in net sales and operating revenues for the third quarter and first nine months of 1995 primarily reflected the impact of improved chemical prices and higher worldwide crude oil production and international crude oil prices, partially offset by lower domestic natural gas prices. The third quarter and first nine months of 1995 earnings reflected improved chemical profit margins, primarily for caustic soda and petrochemicals. The 1995 first nine months results were negatively impacted by pretax charges of $109 million for settlement of litigation. The 1994 first nine months results reflected a net benefit of $7 million resulting from the reversal of reserves no longer required and the adoption of Statement of Financial Accounting Standards (SFAS) No. 112 -- "Employers' Accounting for Postemployment Benefits."

The pretax gain on asset dispositions for the nine months ended September 30, 1995 included a second quarter gain of $40 million from the sale of Occidental's polyvinyl chloride (PVC) facility at Addis, Louisiana.

The pretax gain on asset dispositions for the third quarter and the nine months ended September 30, 1994 included a gain of $16 million from the sale of Occidental's remaining interests in its producing operations in Argentina.

Income from equity investments increased for the first nine months of 1995, compared with the similar period of 1994. The increase in 1995 primarily reflected higher equity earnings from chemical and oil and gas investments.

Other operating expenses increased for the first nine months of 1995, compared with the similar period of 1994. The increase in 1995 primarily reflected the $109 million charge for settlement of litigation.

The provision for income taxes was $372 million for the nine months ended September 30, 1995, compared with $89 million for the same period of 1994. The provision for income taxes was $112 million for the three months ended September 30, 1995, compared with $82 million for the same period of 1994. The increase in both periods of 1995, compared with the similar periods of 1994, resulted from higher divisional earnings primarily at domestic chemical operations in 1995.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):

                                                                      Periods Ended September 30
                                            ----------------------------------------------------
                                                       Three Months                  Nine Months
                                            -----------------------       ----------------------
                                                1995           1994           1995          1994
                                            ========       ========       ========      ========
DIVISIONAL NET SALES
    Oil and gas                             $    779       $    741       $  2,240      $  1,786
    Natural gas transmission                     454            461          1,460         1,574
    Chemical                                   1,325          1,202          4,253         3,313
    Other                                         (1)            --             (3)           (1)
                                            --------       --------       --------      --------
NET SALES                                   $  2,557       $  2,404       $  7,950      $  6,672
                                            ========       ========       ========      ========

DIVISIONAL EARNINGS
    Oil and gas                             $     46       $     40       $     76      $     69
    Natural gas transmission                      54             53            191           183
    Chemical                                     252            136            913           223
                                            --------       --------       --------      --------
                                                 352            229          1,180           475
UNALLOCATED CORPORATE ITEMS
    Interest expense, net                       (133)          (136)          (410)         (421)
    Income taxes, administration and other       (80)           (70)          (266)          (90)
                                            --------       --------       --------      --------


NET INCOME(LOSS)                            $    139       $     23       $    504      $    (36)
                                            ========       ========       ========      ========


Oil and gas earnings before special items for the first nine months of 1995 were $185 million, compared with $60 million for the same period of 1994. Oil and gas earnings were $46 million for the third quarter of 1995, compared with earnings before special items of $24 million for the same period of 1994. The 1995 nine month earnings, after the previously mentioned charges of $109 million for litigation, were $76 million. The 1994 nine month and third quarter results included the gain of $16 million from the sale of Occidental's remaining interests in its producing operations in Argentina. Also included in the 1994 first nine months results was a $7 million charge for severance and related costs. The increase in operating earnings in 1995, compared with 1994, reflected higher worldwide crude oil production and international crude oil prices, partially offset by lower domestic natural gas prices. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

Natural gas transmission earnings for the first nine months of 1995 were $191 million, compared with earnings before the benefit of special items of $162 million for the same period of 1994. The 1994 first nine months earnings after the benefit of special items were $183 million. Natural gas transmission earnings for the third quarter of 1995 were $54 million, compared with $53 million for the same period of 1994. The 1994 first nine months results included a net benefit of $12 million from a reduction of the contract impairment reserve and a benefit of $9 million from a reduction of LIFO inventory. This reduction of the contract impairment reserve resulted from the elimination of certain potential claims and the settlement of litigation. The improvement in operating earnings for the first nine months of 1995, compared with the same period of 1994, resulted primarily from higher storage and transportation margins. The decrease in revenues for the first nine months of 1995, compared with the same period of 1994, primarily reflected lower gas sales prices. Although overall revenues were lower, significant volumes of gas are currently being sold by the unregulated subsidiaries of MidCon Corp.

On June 1, 1995, Natural Gas Pipeline Company of America (Natural) filed with the Federal Energy Regulatory Commission (FERC) a new general rate case which incorporates new services. By orders issued June 26 and October 11, 1995, FERC suspended the filing and allowed new services and revised rates to become effective December 1, 1995, subject to certain modifications. Most of Natural's major customer contracts will expire on December 1, 1995. Negotiations of replacement contracts have been completed with those customers, but several were renewed at reduced levels and reduced prices. Among the issues in the rate case is the allocation of costs associated with the reduction in revenues. Natural continues to work towards offsetting these potential impacts through its marketing efforts and the regulatory process.

Chemical earnings for the first nine months of 1995 were $913 million, compared with $223 million for the same period of 1994. Third quarter earnings of 1995 were $252 million, compared with earnings before special items of $154 million for the same period of 1994. Chemical earnings, after charges for special items for the third quarter of 1994, were $136 million. The 1995 nine month earnings included the previously mentioned $40 million pretax gain related to the sale of the PVC facility at Addis, Louisiana. The 1994 nine month and third quarter results reflected a charge of $18 million for a plant closure reserve. Included in the 1994 nine month results was an $11 million unfavorable impact related to an explosion at the Taft plant and charges for start-up costs related to the Swift Creek chemical plant. The increase in 1995 operating earnings reflected the impact of improved profit margins for caustic soda and petrochemicals. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors. Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products. However, PVC and certain petrochemical prices have softened since the first quarter of 1995, while others, particularly chlor-alkali, have remained firm.

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first nine months of 1995, divisional earnings benefited by $68 million from credits allocated. This included credits of $12 million, $36 million and $20 million at oil and gas, natural gas transmission and chemical, respectively. Of the total amount for the first nine months of 1995, $22 million was recorded in the third quarter of 1995 as a benefit to divisional earnings, of which $4 million, $12 million and $6 million was recorded at oil and gas, natural gas transmission and chemical, respectively. In the first nine months of 1994, divisional earnings benefited by $66 million. The comparable amounts allocated to the divisions were credits of $13 million, $29 million and $24 million at oil and gas, natural gas transmission and chemical, respectively. Of the total amount for the nine months of 1994, $25 million was recorded in the third quarter of 1994 as a benefit to divisional earnings, of which $4 million, $12 million and $9 million was recorded at oil and gas, natural gas transmission and chemical, respectively.

Occidental and certain of its subsidiaries are parties to various lawsuits, proceedings and claims, some of which involve substantial amounts. See Note 11 to the consolidated condensed financial statements. Occidental also has commitments under contracts, guarantees and joint ventures and certain other contingent liabilities. See Note 12 to the consolidated condensed financial statements. In management's opinion, after taking into account reserves, none of these matters should have a material adverse effect upon the consolidated financial position of Occidental, although the resolution in any reporting period of one or more of these matters could have a material impact on Occidental's results of operations for that period.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $904 million for the first nine months of 1995, compared with $322 million for the same period of 1994. The 1995 improvement, compared with 1994, reflected higher operating earnings primarily in the chemical and oil and gas divisions. The 1995 noncash charges included exploration costs charged to expense, employee benefit plans expense and various other charges. The 1994 noncash charges also included similar charges, partially offset by credits for the reduction of the contract impairment reserve and other reserves no longer needed and credits for foreign currency revaluation effects.

Occidental's net cash used by investing activities was $21 million for the first nine months of 1995, compared with $600 million for the same period of 1994. Capital expenditures were $606 million in 1995, including $374 million in oil and gas, $93 million in natural gas transmission and $132 million in chemical. Capital expenditures were $627 million in 1994, including $465 million in oil and gas, $59 million in natural gas transmission and $101 million in chemical. The investing amount for the first nine months of 1995 also reflected operating lease buyouts of $141 million, which included the Swift Creek chemical plant. This plant is part of the agricultural products unit which was sold in the fourth quarter of 1995, as discussed below. Net proceeds from the sale of businesses and disposal of property, plant and equipment for the first nine months of 1995 totaled $630 million, which primarily reflected the proceeds from the sale of Occidental's high density polyethylene business (HDPE), its PVC facilities at Addis, Louisiana and Burlington South, New Jersey, which were sold pursuant to a Federal Trade Commission divestiture order (see Legal Proceedings in Part II), and the sale of a portion of Occidental's oil and gas operations in Pakistan. Net proceeds from the sale of businesses and disposal of property, plant and equipment for the first nine months of 1994 included the payment of a tax liability of $53 million following the settlement of tax matters with foreign jurisdictions relating to the disposition of certain international oil and gas assets, offset by proceeds of $55 million from the sale of Occidental's remaining interests in its producing operations in Argentina.

Financing activities used net cash of $894 million in the first nine months of 1995, compared with net cash provided of $213 million for the same period of 1994. In 1995, repayments of debt, net of proceeds from borrowings, resulted in net cash used of $630 million to reduce long-term debt. Additionally, dividend payments were $303 million. The 1994 cash provided by financing activities included net cash proceeds of approximately $557 million from the February issuance of 11,388,340 shares of $3.00 cumulative CXY-indexed convertible preferred stock. The 1994 amount also reflected net cash used of $92 million to reduce debt, net of proceeds from borrowings, and the payment of dividends of $278 million.

During the second quarter of 1995, Occidental and Canadian Occidental Petroleum Ltd. formed partnerships into which they contributed certain chemical assets. Occidental retained a less-than-twenty-percent interest in these partnerships to be accounted for on the equity method. This transaction did not result in any gain or loss.

For 1995, Occidental expects that cash generated from operations and asset sales will be more than adequate to meet its operating requirements, capital spending and dividend payments. Excess cash generated has been applied to debt and liability reduction. Occidental also has substantial borrowing capacity to meet unanticipated cash requirements.

At September 30, 1995, Occidental's working capital was $127 million, compared with $57 million at December 31, 1994. Available but unused lines of committed bank credit totaled approximately $2.6 billion at September 30, 1995, compared with $2.2 billion at December 31, 1994.

Property, plant and equipment, net of accumulated depreciation, depletion and amortization, decreased to $13.962 billion at September 30, 1995 from $14.502 billion at December 31, 1994. The net change reflected the sale of Occidental's HDPE business and the PVC facilities, as discussed above, partially offset by capital expenditures and operating lease buyouts.

Accrued liabilities decreased to $1.068 billion at September 30, 1995 from $1.212 billion at December 31, 1994. The change primarily reflected the payment of rate refunds, attributable to 1994 activity, to customers of Natural following the FERC's approval of Natural's rate case settlement in January 1995.

Senior funded debt, net of current maturities and unamortized discount, decreased to $5.271 billion at September 30, 1995 from $5.823 billion at December 31, 1994. The net reduction in debt reflected the application of cash flow from operations together with the net proceeds from the asset dispositions, described above.

In October 1995, Occidental announced plans to consolidate its worldwide oil and gas operations with the headquarters in Bakersfield, California. As a result of the reorganization, Occidental expects to recognize a charge against fourth quarter earnings. Although the amount has not yet been determined, the charge is not expected to have a material adverse effect upon Occidental's consolidated financial position.

In November 1995, Occidental completed the sale of its agricultural chemicals business for approximately $286 million. Proceeds from this sale will be used in Occidental's debt reduction program. This transaction will not result in a material gain or loss.

Also in November, Occidental agreed to deliver to Clark USA, Inc. (Clark) 17.7 million barrels of WTI-equivalent oil over the next six years. Occidental will receive $100 million in cash and approximately 5.5 million shares of Clark common stock. The shares are not currently publicly traded but have been valued at $120 million. Occidental will own approximately 19 percent of Clark upon completion of this transaction, which is expected to close in the fourth quarter of 1995.

In addition, Occidental agreed to acquire a 65 percent equity interest in INDSPEC Chemical Corporation (INDSPEC) for $85 million of Occidental common stock. Under the terms of the agreement, INDSPEC's management and employees will retain voting control of the company. This transaction is expected to close in early 1996.


STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Occidental will have to implement SFAS No. 121 by the first quarter of 1996. The provisions will require Occidental to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then a loss will be recognized in the income statement using a fair-value-based model. Occidental has not yet made a final determination of the impact, if any, on the financial statements.


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

As of September 30, 1995, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 283

Superfund or comparable state sites. (This number does not include 51 sites where Occidental has been successful in resolving its involvement.) The 283 sites include 77 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability, and two sites at which the extent of such retained liability is disputed. Of the remaining 204 sites, Occidental has had no communication or activity with government agencies or other PRPs in three years at 35 sites, has denied involvement at 29 sites and has yet to determine involvement in 20 sites. With respect to the remaining 120 of these sites, Occidental is in various stages of evaluation. For 110 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 110 sites include 42 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost sharing arrangements. For the remaining 10 of the 120 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base management's opinion expressed above under the caption "Results of Operations." For further discussion of one separately disclosed site, see Note 11 to the consolidated condensed financial statements.

                          PART II    OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1994 Annual Report on Form 10-K, Item 1 of Part II of Occidental's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 1995 and Note 11 to the consolidated condensed financial statements in Part I hereof.

The Federal Trade Commission (FTC), Occidental Chemical Corporation and various subsidiaries (collectively, OxyChem), have concluded a settlement arising from OxyChem's acquisition of facilities from Tenneco Polymers, Inc. and a subsequent FTC order of divestiture, with the closing of OxyChem's sale of the Burlington South facility to Ozite Corporation.


ENVIRONMENTAL PROCEEDINGS

In August 1995, the Federal Energy Regulatory Commission issued an order approving, without modification, a Stipulation and Consent Agreement regarding a 1.6 mile pipeline located in Latimer County, Oklahoma, under which Natural Gas Pipeline Company of America paid a civil penalty of $200,000 within 30 days of the date of the order.

In January 1993, the U.S. Environmental Protection Agency (EPA) advised OxyChem that its Taft, Louisiana chlor-alkali facility had violated certain federal air emission standards for asbestos used in manufacturing operations. OxyChem provided certain information to the EPA concerning the company's compliance with the asbestos standards at the Taft facility. No further enforcement action was taken until September 1995 when the U.S. Department of Justice, at the EPA's request, offered OxyChem the opportunity to settle civil penalties with respect to one thousand six hundred and sixty four (1,664) days of alleged violations. OxyChem has denied most of the alleged violations and has sought a meeting with the regulators to discuss these issues.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 1995 and 1994

                 12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 1995 and 1994 and the five years ended December 31, 1994

                 27 Financial data schedule for the nine month period ended September 30, 1995 (included only in the copy of this report filed electronically with the Commission)

         (b)     Reports on Form 8-K

                 During the quarter ended September 30, 1995, Occidental filed the following Current Reports on Form 8-K:

                 1. Current Report on Form 8-K dated July 20, 1995 (date of earliest event reported), filed on July 21, 1995, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended June 30, 1995

                 2. Current Report on Form 8-K dated August 18, 1995 (date of earliest event reported), filed on August 28, 1995, for the purpose of reporting, under Item 5, Occidental's finalized settlement of the administrative proceedings between its OXY USA Inc. subsidiary and the U.S. Department of Energy

                 From September 30, 1995 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

                 1. Current Report on Form 8-K dated October 18, 1995 (date of earliest event reported), filed on October 19, 1995, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended September 30, 1995

                 2. Current Report on Form 8-K dated October 25, 1995 (date of earliest event reported), filed on November 3, 1995, for the purpose of reporting, under Item 5, Occidental's reorganization of its Oil and Gas division

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             OCCIDENTAL PETROLEUM CORPORATION







DATE: November 13, 1995      S. P. Dominick, Jr.
                             --------------------------------------------------
                             S. P. Dominick, Jr., Vice President and Controller
                             (Chief Accounting and Duly Authorized Officer)

                                 EXHIBIT INDEX


EXHIBITS
--------
 11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 1995 and 1994

 12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 1995 and 1994 and the five years ended December 31, 1994

 27 Financial data schedule for the nine month period ended September 30, 1995 (included only in the copy of this report filed electronically with the Commission)