Form 10-K405
period 1995-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 1996-03-29
CIK 797468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM       TO
                         COMMISSION FILE NUMBER 1-9210
                             ---------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 208-8800
                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
--------------------------------------   --------------------------------------
9 5/8% Senior Notes due 1999             New York Stock Exchange
10 1/8% Senior Notes due 2001            New York Stock Exchange
10 1/8% Senior Debentures due 2009       New York Stock Exchange
11 1/8% Senior Debentures due 2019       New York Stock Exchange
9 1/4% Senior Debentures due 2019        New York Stock Exchange
$3.00 Cumulative CXY-Indexed             New York Stock Exchange
  Convertible Preferred Stock
Common Stock                             New York Stock Exchange,
                                           Pacific Stock Exchange
Rights                                   New York Stock Exchange,
                                           Pacific Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X    No
                                    ---     ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                             ---------------------

    At February 29, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $7.4 billion, based on the New York Stock Exchange composite tape closing price on February 29, 1996.

    At February 29, 1996, there were 319,187,618 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Annual Report for the year ended December 31, 1995, are incorporated by reference into Parts I and II. Portions of the registrant's definitive Proxy Statement filed in connection with its April 26, 1996, Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I

ITEMS 1 AND 2 Business and Properties...............................................          1

      General.......................................................................          1

      Oil and Gas Operations........................................................          1

      Natural Gas Transmission Operations...........................................          7

      Chemical Operations...........................................................         11

      Capital Expenditures..........................................................         14

      Employees.....................................................................         15

      Environmental Regulation......................................................         15

ITEM 3 Legal Proceedings............................................................         15

      Environmental Proceedings.....................................................         16

ITEM 4 Submission of Matters to a Vote of Security Holders..........................         17

      Executive Officers of the Registrant..........................................         17

PART II

ITEM 5 Market for Registrant's Common Equity and Related Stockholder Matters........         18

ITEM 6 Selected Financial Data......................................................         18

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of
 Operations.........................................................................         18

ITEM 8 Financial Statements and Supplementary Data..................................         19

ITEM 9 Changes in and Disagreements With Accountants on Accounting and Financial
 Disclosure.........................................................................         22

PART III

ITEM 10 Directors and Executive Officers of the Registrant..........................         22

ITEM 11 Executive Compensation......................................................         22

ITEM 12 Security Ownership of Certain Beneficial Owners and Management..............         22

ITEM 13 Certain Relationships and Related Transactions..............................         22

PART IV

ITEM 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.............         22

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

    Occidental's principal businesses constitute three industry segments, the operations of which are described below. For information with respect to the revenues, net income and assets of Occidental's industry segments and of its operations in various geographic areas for each of the three years in the period ended December 31, 1995, see Note 17 to the Consolidated Financial Statements of Occidental ("Consolidated Financial Statements"), which are included in Occidental's 1995 Annual Report ("1995 Annual Report") and are incorporated by reference in Item 8 of this report, and the information appearing under the caption "Management's Discussion and Analysis," which is included in the 1995 Annual Report and is incorporated by reference in Item 7 of this report. Throughout this report, portions of the 1995 Annual Report are incorporated by reference. These portions of the 1995 Annual Report are included as Exhibit 13 to this report.

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


                                  COMPARATIVE OIL AND GAS RESERVES AND PRODUCTION
                        (Oil in millions of barrels; natural gas in billions of cubic feet)

                                       1995                          1994                          1993
                            --------------------------    --------------------------    --------------------------
                             OIL       GAS      TOTAL*     OIL       GAS      TOTAL*     OIL       GAS      TOTAL*
                            ------    ------    ------    ------    ------    ------    ------    ------    ------
International Reserves         734       639       841       700       354       759       598       156       624
U.S. Reserves                  196     1,821       521       218     1,979       571       195     1,980       549
                            ------    ------    ------    ------    ------    ------    ------    ------    ------
    Total                      930     2,460     1,362       918     2,333     1,330       793     2,136     1,173
                            ======    ======    ======    ======    ======    ======    ======    ======    ======
International Production        78        46        86        65        19        68        58        19        61
U.S. Production                 23       223        62        22       227        63        21       219        60
                            ------    ------    ------    ------    ------    ------    ------    ------    ------
    Total                      101       269       148        87       246       131        79       238       121
                            ======    ======    ======    ======    ======    ======    ======    ======    ======

--------------------------
* Gas volumes have been converted to equivalent barrels based on energy content.

    In 1995, Occidental again added more oil to its reserves than it produced, continuing its record of total reserve increases. Occidental's consolidated worldwide net proved developed and undeveloped reserves of crude oil (not including those of CanadianOxy) were 930 million barrels at year-end 1995, compared with 918 million barrels at year-end 1994. Domestic reserves of crude oil were 196 million barrels at year-end 1995, compared with 218 million barrels at year-end 1994, while international crude oil reserves increased to 734 million barrels from 700 million barrels at year-end 1994. Worldwide net crude oil reserve additions of 138 million barrels, mainly in Peru, Venezuela and Qatar, more than replaced Occidental's worldwide production of 101 million barrels. The calculation of net reserve additions does not take into account sales of reserves. Worldwide net proved developed and undeveloped reserves of natural gas were approximately 2.5 trillion cubic feet ("Tcf") at year-end 1995, with 1.8 Tcf attributable to domestic operations. Worldwide net proved developed and undeveloped natural gas reserves were about 2.3 Tcf in the previous year. Discoveries of substantial quantities of gas and oil in the Philippines are not reflected in Occidental's proved reserves. Similarly, only a portion of the gas and condensate reserves in Malaysia has been reflected in proved reserves. Occidental's crude oil reserves include condensate and natural gas liquids, except for the United States, where crude oil reserves include only condensate. In addition, natural gas reserves in the United States are presented on a wet-gas basis (including leasehold natural gas liquids reserves), whereas natural gas reserves in other locations exclude natural gas liquids. Estimates of reserves have been made by Occidental engineers. These estimates include reserves in which Occidental holds an economic interest under service contracts and other arrangements. The reserves are stated after applicable royalties. See the information incorporated under the caption "Supplemental Oil and Gas Information" incorporated by reference in Item 8 of this report.

    Net daily worldwide oil production grew by 17 percent to an average of 278,000 barrels per day in 1995, and net worldwide natural gas production rose by 10 percent to an average of 739 million cubic feet ("MMcf") per day. International operations accounted for 77 percent of Occidental's oil production, while 83 percent of gas production came from the United States. On an oil equivalent basis, Occidental produced 408,000 net barrels per day in 1995 from operations in 12 countries, including the United States.

    As a producer of crude oil and natural gas, Occidental competes with numerous other producers, as well as with nonpetroleum energy producers. Crude oil and natural gas are commodities that are sensitive to prevailing conditions of supply and demand and generally are sold at posted or contract prices. Among the methods that Occidental uses to compete are the acquisition of foreign contract exploration blocks in areas with known oil and gas deposits and the cost-efficient development and exploitation of its worldwide oil and gas reserves. Specific strategies include the buying or selling of proved reserves and flexible and responsive marketing techniques, particularly for natural gas. Occidental is also pursuing opportunities to increase production through enhanced oil recovery projects, similar to those in Qatar and Venezuela, focused exploration and strategic acquisitions.

    Occidental's domestic oil and gas operations are affected by political developments and by federal, state and local laws and regulations relating to, among other things, increases in taxes and royalties, production limits and environmental matters. All sectors of the natural gas industry continued during 1995 to adjust their marketing activities under the provisions of a series of orders adopted by the Federal Energy Regulatory Commission ("FERC") in 1992 ("Order 636"). Order 636 was implemented to improve the competitive structure of the natural gas industry and at the same time maintain adequate and reliable service. Both FERC and state regulatory agencies have continued to modify the scope of the regulation of the transportation services framework put into effect by Order 636 with a series of Orders issued in 1994 that will tend to deregulate the gathering systems of interstate pipelines and their affiliates. These activities are not expected to have a significant impact on Occidental's domestic oil and gas production operations.

    In December 1995, Occidental entered into a transaction with Clark USA, Inc. ("Clark") under which Occidental agreed to deliver approximately 17.7 million barrels of West Texas Intermediate crude ("WTI")-equivalent oil over the next six years. In exchange, Occidental received $100 million in cash and approximately 5.5 million shares of Clark common stock. As a result of the transaction, Occidental owns approximately 19 percent of Clark. Occidental has accounted for the consideration received in the transaction as deferred revenue which is being amortized into revenue as WTI-equivalent oil is produced and delivered during the term of the agreement. Reserves dedicated to the transaction are excluded from the estimate of proved oil and gas reserves (see the information incorporated under the caption "Supplemental Oil and Gas Information" incorporated by reference in Item 8 of this report).

    Portions of Occidental's oil and gas assets are located in countries outside North America, some of which may be considered politically and economically unstable. These assets and the related operations are subject to the risk of actions by governmental authorities and insurgent groups. Occidental attempts to conduct its financial affairs so as to protect against such risks and would expect to receive compensation in the event of nationalization. At December 31, 1995, the carrying value of Occidental's oil and gas assets in countries outside North America aggregated approximately $2.038 billion, or approximately 11 percent of Occidental's total assets at that date. Approximately $635 million of such assets was located in the Middle East, and $563 million of such assets was located in Latin America. Substantially all of the remainder were located in the Dutch sector of the North Sea, West Africa and Russia.

    UNITED STATES Occidental produces crude oil and natural gas, principally in Texas, the Gulf of Mexico, Kansas, Oklahoma, Louisiana, New Mexico, California, Mississippi and Alaska.

    Net daily domestic production of crude oil averaged approximately 64,000 barrels in 1995, compared with 59,000 barrels in 1994. Net daily domestic production of natural gas averaged 612 MMcf in 1995, compared with 620 MMcf in 1994.

    Occidental's average price for domestic crude oil was $15.61 per barrel in 1995, compared with $14.21 in the previous year. The average natural gas price in 1995 was $1.51 per thousand cubic feet ("Mcf"), compared with $1.85 per Mcf during 1994.

    The purchase on December 29, 1994 of Placid Oil Company ("Placid") added in 1994 proven domestic reserves of 20.1 million barrels of oil equivalent. During 1995, Occidental personnel assumed operations of Placid's domestic properties which are primarily located in central Louisiana. Placid participated in 16 development wells during 1995, of which 15 were successful. Occidental's net daily domestic production for 1995 increased by 4,200 barrels of crude oil and
21.1 MMcf of natural gas as a result of the Placid acquisition.

    Occidental's largest concentration of gas reserves and production is the Hugoton area encompassing portions of Kansas, Oklahoma and Texas, where it produced an average of more than 218 MMcf of gas per day or approximately one-third of the domestic total. Occidental has approximately 1.1 Tcf of gas reserves and 5.7 million barrels of oil reserves in the Hugoton area and has continued development in this region by drilling approximately 50 infill wells and adding 29 producing wells through exploration of deeper levels in 1995.

    In central Oklahoma, Occidental's continued carbon dioxide ("CO2") strategy during 1995 resulted in reserve additions of 1.7 million barrels. Extension wells drilled in the area resulted in adding reserves of 200,000 barrels of oil and 1.7 billion cubic feet ("Bcf") of gas. Occidental plans to begin CO2 injection into the S.E. Bradley A Unit in mid-1996.

    Twenty wells were drilled in the Milne Point field in Alaska during 1995. These wells resulted in reserve additions of 4.8 million barrels of oil. Another 15 wells were also drilled, which resulted in the reclassification of 1.8 million barrels from proved undeveloped to proved developed.

    Occidental continued to develop its interest in the deep, high pressure Austin Chalk play in the Masters Creek Field in Rapides Parish, Louisiana. In December, the Murray A-1, a 14,700 foot total vertical depth dual lateral horizontal well, was completed. The well was successfully tested at 3,200 barrels of oil and 10 MMcf of gas per day and will be brought on production in early 1996. This paves the way for further development of Occidental's interests in the 36,000 acre leasehold. Additionally, Occidental participated in the Labokay exploration located seven miles west of the Masters Creek properties. Occidental has a 50 percent working interest in the extension.

    Occidental has an agreement to make available to certain parties, in connection with a legal settlement, up to 49,500 million British thermal units ("MMBtu") of natural gas per day through 2010 at prices related to market. Occidental also has an agreement to supply fuel gas at market prices to a CITGO Petroleum Corporation ("CITGO") refinery until 2003 to the extent that CITGO does not obtain such gas from other sources.

    Additionally, Occidental has an agreement to supply CITGO, at CITGO's option, with a majority of its domestic lease crude oil production through August 31, 1998. During 1995, Occidental sold CITGO approximately 38,000 barrels of oil per day under this agreement.

    Occidental has various agreements to supply certain gas marketing companies with 70,900 MMBtu of natural gas per day for 1996 and with volumes ranging from 69,400 down to 1,900 MMBtu per day from 1997 through 2003. Prices under the different agreements are based on energy equivalent crude oil prices, market-sensitive prices or contract prices, some with a yearly escalation provision. Occidental also has agreements with various public utility companies to provide approximately 40,000 MMBtu of natural gas per day through 1997 and approximately 19,100 MMBtu per day in 1998. The public utility agreements provide for market-sensitive prices. In addition, Occidental has entered into several other sales contracts of one year or more to industrial customers with a total volume of 15,700 MMBtu of natural gas per day in 1996, decreasing to 2,400 MMBtu per day by 1998.

    CANADA   Occidental owns an approximate  30 percent interest in CanadianOxy, which is accounted for as an equity investment. See Note 15 to the Consolidated Financial Statements.

    CanadianOxy produces crude oil, natural gas, natural gas liquids and sulfur in Canada, principally in the Province of Alberta; owns a 7.23 percent interest in Syncrude Canada Ltd., which produces synthetic crude oil from the tar sands of Northern Alberta; has interests in producing oil and gas leases onshore and offshore in the United States and in the United Kingdom sector of the North Sea and Yemen; engages in exploration activities in Canada, the United States, Yemen, Indonesia, Romania, Pakistan, Kazakstan, Colombia and Vietnam; and participates with Occidental in certain of its operations in Peru and Ecuador. CanadianOxy also conducts chemical operations in Canada and the United States.

    At December 31, 1995, Occidental's proportional interest in CanadianOxy's worldwide net proved developed and undeveloped reserves aggregated approximately 38 million barrels of crude oil, condensate and natural gas liquids, 156 Bcf of natural gas and 48 million barrels of synthetic crude oil recoverable from tar sands.

    COLOMBIA Occidental conducts exploration and production operations in Colombia under four contracts with Ecopetrol, the Colombian national oil company. These contracts cover the producing Cano Limon area in the Llanos region of northeastern Colombia, one exploration area in the Llanos fold belt, one exploration area in the Bogota basin and one exploration area in the Magdalena Valley. Occidental's interest in these contracts is through its 75 percent ownership of the stock of a subsidiary that owns the company conducting operations in Colombia. After giving effect to a government royalty, Occidental's net share of existing production is 15 percent from the contract covering the Llanos area.

    All of Occidental's share of production is exported through a trans-Andean pipeline system that carries crude oil to an export terminal at Covenas.
Occidental has an 18.75 percent net ownership interest in the pipeline and marine terminal. The pipeline is subject to periodic attacks by insurgent groups, which from time to time disrupt the flow of oil.

    Gross production from Occidental's Cano Limon area averaged approximately 197,000 barrels per day in 1995, compared with 189,000 barrels per day in 1994.

    CONGO In April 1993, Occidental signed an agreement with the Republic of the Congo (the "Congo") providing for the purchase of a share of the government's entitlement to oil from certain offshore properties. The agreement was subsequently amended to substitute the government's entitlement from fields either currently producing or scheduled for development to replace undeveloped areas included in the initial agreement. Occidental began receiving revenue from the entitlement oil in 1994. In 1995, the

Congolese government approved production-sharing contracts for two offshore exploration blocks in the Congo's major producing area. Occidental's net production in the Congo was approximately 9,000 barrels per day in 1995.

    ECUADOR Occidental operates the 494,000-acre Block 15, in the Oriente Basin, under a risk-service contract. Five oil fields were discovered between 1985 and 1992 and production started in May 1993 from three fields. Drilling will continue until the fields are fully developed. Gross production was 23,800 barrels per day in 1995 and Occidental's net production was approximately 20,200 barrels per day.

    In late 1995, Occidental and the government of Ecuador reached agreement on amending the Block 15 contract. In exchange for an additional exploration work program and a fixed percentage royalty on production from newly discovered fields, Occidental will receive an increased share of profits from production from any new discoveries. Also, the contract term for new discoveries will be extended for at least seven years.

    Occidental has an 85 percent interest in the parent of the company that holds title to the block. CanadianOxy owns the remaining 15 percent.

    NORTH SEA Through the purchase of a subsidiary of Placid named Placid International Oil Ltd., now Occidental Netherlands, Inc., as part of the Placid acquisition in December 1994, Occidental acquired interests in seven gas-producing licenses and four exploration licenses in the Dutch sector of the North Sea. Also acquired was a 38.6 percent interest in a 110-mile gas pipeline system that services the area. Net production for 1995 was approximately 78 MMcf of gas per day.

    OMAN Occidental is the operator, with a 65 percent working interest, of the Suneinah Block, which contains the Safah field, the Al Barakah field and the Wadi Latham field. Occidental's net share of production from the block in 1995 averaged approximately 12,000 barrels per day of crude oil, compared with 12,300 barrels per day in 1994.

    PAKISTAN In April 1995, Occidental sold the subsidiary company that owned Occidental's interests in the Dhurnal and Bhangali oil and gas fields and the Ratana gas field located in northern Pakistan.

    In southern Pakistan, Occidental has a 30 percent working interest in the Badin Block, which in 1995 produced a net share of 6,000 barrels of oil per day and 49 MMcf of gas per day, compared to 4,700 barrels of oil per day and 43 MMcf of gas per day in 1994. Exploration of the block resulted in five oil and gas discoveries that will help maintain production at current rates.

    In addition, Occidental holds exploration rights for a 356,000-acre block in northern Pakistan for two contiguous blocks in the Central Indus gas basin totaling 2.9 million acres and for four other blocks totaling 5.2 million acres.

    PERU Occidental conducts exploration and production activities under three separate service contracts with the Peruvian government. Two of these contracts cover continuing operations in the northern jungle and in the northern coastal area of Talara and provide for Occidental to receive, as compensation for its services, fees, based on barrels of production, that vary with the value of a "basket" of international oils. All production is delivered to Perupetro, the Peruvian national oil company. Occidental has a 100 percent interest in the jungle contract and a 63 percent interest in the Talara contract. The contract for Talara, signed in 1978, expired in July 1995, but was renewed for one year. The third contract, in which Occidental owns a 35 percent working interest, is for an exploration block adjacent to the northern jungle block.

    Gross production from the northern jungle block averaged approximately 55,000 barrels per day in 1995, compared with 58,000 barrels per day in 1994. Occidental's net production in Peru amounted to approximately 58,000 barrels per day in 1995, compared to 61,000 barrels per day in 1994.

    QATAR   In  October  1994,  a unified  agreement  was  approved  authorizing
Occidental to implement a development plan to increase production and reserves from the Idd el Shargi North Dome field.

    Under a production sharing agreement, Occidental is the operator of the field and will complete development of the field's three main reservoirs using horizontally drilled wells in conjunction with pressure maintenance by both water injection and gas injection to effect a high recovery from the reservoir. Production increased from the initial base rate of 20,000 barrels per day to approximately 67,000 barrels per day at the end of 1995.

    RUSSIA In 1992, Occidental and AAOT Chernogorneft Enterprise began operation of a fifty percent owned joint venture company, Vanyoganneft, which was formed to increase oil recovery and production from the Vanyogan and Ayogan oil fields and to sell the oil to foreign markets. The two oil fields are located 40 miles northeast of the city of Nizhnevartovsk in the western Siberian oil basin. Through well workovers, new development wells and the use of electric submersible pumps, production was increased by more than 8,000 barrels per day and reached 50,000 gross barrels per day at year-end 1993. The Russian government mandated the cessation of joint venture exports at the beginning of 1994, which caused Occidental to slow investment substantially and to reduce expatriate staff. As a result, Occidental reduced repair work and new drilling. Exports of crude oil resumed in the fourth quarter of 1994 and continued through 1995. During 1995, gross production averaged 46,900 barrels per day. Occidental expects to continue to export a significant amount of its production in 1996.

    In 1992, Occidental was awarded the 1.5-million-acre Block 15 in the Russian Federation's Komi Republic. A joint venture, Parmaneft, was established between Occidental, which owns a 75 percent interest, and Ukhtaneftegasgeologica to explore for oil and gas and develop discoveries within the block. During the exploration phase, Occidental is paying 100 percent of the costs. South Terekheveiskaya Parmaneft-1, the joint venture's first exploratory well drilled in 1993, tested high-gravity oil at a rate of approximately 6,400 barrels per day. The block contains a number of other prospects that may contain oil reserves. In addition to Block 15, Parmaneft acquired rights under subsurface licenses for two undeveloped Russian fields several miles southeast of Block 15.

    VENEZUELA In November 1993, Occidental executed a 20-year operating services agreement with Maraven, an affiliate of the Venezuelan national oil company, to increase oil production and reserves from existing fields in the 968,000-acre unit located just west of Lake Maracaibo. A three-year work program began in February 1994 that includes the workover and repair of existing wells, the drilling of new wells, the installation of high-rate pumping equipment in all wells and the expansion of existing production facilities to accommodate increased production. Occidental achieved further production increases in 1995 with production averaging 20,900 barrels per day for 1995, and 25,800 barrels per day for the month of December 1995. At Lake Maracaibo Occidental is the operator, with a 100 percent working interest, and it will receive, as compensation for its services, fees based on barrels of production that vary with the values of a "basket" of international oils, inflation and accumulated production.

    YEMEN In 1991, Occidental acquired an 18 percent working interest in the 6.8-million-acre Masila Block, where CanadianOxy, the operator, with a 52 percent working interest, has made 12 oil discoveries. Construction of production gathering and treating facilities, a 90-mile pipeline system and an offshore export terminal on the Gulf of Aden were completed in November 1993. Production started in July 1993. Occidental's net share under a production-sharing contract was 15,200 barrels per day in 1995. Drilling will continue until the fields are fully developed. Occidental also has a 100 percent working interest in a production sharing contract in a central Yemen exploration block.

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

    In East Malaysia, Occidental has made significant gas discoveries offshore Sarawak. In 1995, agreements were executed with its partners for the commercialization of these discoveries. A joint venture company will be owned by Occidental and its partners, PETRONAS, the Malaysian national oil company, Shell Gas B.V. and Nippon Oil Company to construct the country's third liquefied natural gas (LNG) plant. Feedstock for the plant will initially come from the Jintan discovery containing recoverable gas estimated at

2.9 Tcf. Occidental is the operator, with a 37.5 percent interest in the gas discoveries. Occidental will also have a 10 percent interest in the new LNG plant. Development of the Jintan field is scheduled to commence with the detailed upstream facility design in 1996. The estimated start-up date of the LNG plant is the year 2001.

    In addition, Occidental acquired new exploration blocks in Albania, Argentina, Bangladesh, The Republic of the Congo, Hungary, Ireland, the Netherlands, New Zealand, Papua New Guinea and Pakistan. During 1996, exploration activities are planned in these areas as well as on previously acquired blocks in Albania, Colombia, Gabon, Indonesia, Malaysia, the Philippines, Vietnam, Yemen and Russia.

    SPECIAL ITEMS IN 1995 Financial results for 1995 include charges of $109.0 million for the settlement of litigation and $95.0 million for a major reorganization of Occidental's worldwide oil and gas operations, consolidating operations management at the division's headquarters in Bakersfield, California. The reorganization charge recorded had no cash impact in 1995.

RESERVES, PRODUCTION AND RELATED INFORMATION

    Reference is made to Note 18 to the Consolidated Financial Statements and the information incorporated under the caption "Supplemental Oil and Gas Information" incorporated by reference in Item 8 of this report for information with respect to Occidental's oil and gas reserves, the production from and other changes in such reserves, the discounted present value of estimated future net cash flows therefrom, certain costs and other financial and statistical information regarding Occidental's oil and gas exploration and production operations. Estimates of reserves have been made by Occidental engineers and include reserves under which Occidental holds an economic interest under service contracts and other arrangements. The definitions used are in accordance with applicable Securities and Exchange Commission regulations. Accordingly, unless otherwise stated, all references to reserves are made on a net basis. In 1995, Occidental reported to the U.S. Department of Energy (the "DOE") on Form EIA-28 the same proved oil and gas reserves at December 31, 1994, as are set forth for that date in the information incorporated under the caption "Supplemental Oil and Gas Information" contained in Occidental's 1994 Annual Report.

NATURAL GAS TRANSMISSION OPERATIONS

GENERAL

    Through MidCon Corp. ("MidCon"), Occidental engages in interstate and intrastate natural gas transmission and marketing. MidCon's subsidiaries purchase, transport, store, produce and process gas and sell gas to utilities, municipalities and industrial and commercial users.

    The principal subsidiaries of MidCon are: Natural Gas Pipeline Company of America ("Natural"), which owns a major interstate pipeline transmission system; MidCon Texas Pipeline Corp. ("MidCon Texas"), which, together with its subsidiaries, owns and operates intrastate pipeline systems in Texas; and MidCon Gas Services Corp. ("MidCon Gas"), which engages in the production, purchase and sale of gas and arranges for the transportation and storage of such gas. MidCon Exploration Company ("MidCon Exploration") owns 50 percent interests in federal oil and gas leases for two blocks in the Garden Banks area, offshore Louisiana. Other subsidiaries of MidCon process natural gas. Through subsidiaries, MidCon also owns interests in several gas pipeline joint ventures.

    MidCon's interstate pipeline operations are subject to extensive regulation by the FERC. The FERC regulates, among other things, rates and charges for transportation and storage of gas in interstate commerce, the construction and operation of interstate pipeline facilities and the accounts and records of interstate pipelines. Certain of MidCon Texas' rates and other aspects of its business are subject to regulation by the Texas Railroad Commission.

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

    When Natural discontinued merchant service it no longer needed gas supplies to meet sales requirements. Natural has eliminated most of its gas supply contracts through termination or buyout. Of the contracts that remain, Natural's obligations have been resolved in a number of ways in order to minimize gas supply realignment ("GSR") costs. Natural reached settlement agreements providing for recovery of a significant amount of its GSR costs. Under these settlements, which have been approved by the FERC, Natural, through monthly demand charge billings, recovers GSR costs allocated to these customers over a 48-month period that commenced in December 1993. The FERC has also permitted Natural to implement a tariff mechanism to recover additional portions of its GSR costs in rates charged to transportation customers that were not party to the settlements.

    SPECIAL ITEMS IN 1995 MidCon reorganized its operations near the end of 1995 to expedite design of products and services to meet changing customer needs, maximize return on assets, enhance operating efficiencies and reduce costs. This reorganization, which eliminated approximately 400 employee positions, resulted in a charge of $37 million and had no cash impact in 1995.

PROPERTIES

    Natural's principal facilities consist of two major interconnected transmission pipelines terminating in the Chicago metropolitan area. One line, which extends from the west Texas and New Mexico producing areas, includes approximately 7,100 miles of main pipeline and various small-diameter lines. The other line extends from the Gulf Coast areas of Texas and Louisiana and comprises approximately 4,900 miles of main pipeline and various small-diameter lines. These two main pipelines are connected at points in Texas and Oklahoma by Natural's 240-mile Amarillo/Gulf Coast ("A/G") Pipeline. A 105-mile pipeline runs from the Arkoma Basin gas-producing area of eastern Oklahoma to the A/G Pipeline.

    Nine underground storage fields are operated in four states to provide services to Natural's customers and to support pipeline deliveries during the winter, when space heating demand is higher.

    MidCon Texas owns and operates an intrastate pipeline system, located primarily in the Texas Gulf Coast area. The system includes approximately 2,500 miles of pipelines, supply lines, sales laterals and related facilities. A subsidiary of MidCon Texas owns a separate Texas intrastate pipeline system (the "Palo Duro System") that includes approximately 400 miles of pipeline and related facilities. The Palo Duro System is leased to a nonaffiliate. MidCon Texas operates a gas storage facility in south Texas that it leases from a partnership in which a subsidiary of MidCon Texas owns an interest.

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

    Deliveries of gas by MidCon's pipelines include volumes sold by the pipelines and their marketing affiliates and volumes owned by others which are transported. The following table sets forth in Bcf the gas volumes sold to, or transported for, nonaffiliates by Natural, MidCon Texas and MidCon Gas for each of the last three calendar years:

                                    1995      1994      1993
                                   ------    ------    ------
               Natural
                 Sales                 --        --       240
                 Transportation     1,318     1,318     1,408

               MidCon Texas
                 Sales                238       198       211
                 Transportation       215       215       201

               MidCon Gas
                 Sales                410       351       211

    Sales volumes shown in the foregoing table for MidCon Texas include sales deliveries by a marketing affiliate to nonaffiliates. The table does not include gas transported by Natural for affiliates for sale to nonaffiliates of approximately 221 Bcf in 1995, 220 Bcf in 1994, and 151 Bcf in 1993. The table also does not show volumes of gas that have been auctioned by Natural following the termination of its traditional gas sales service on December 1, 1993.

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

    Natural's service agreements with its major customers for the combined transportation and storage services initiated in response to Order 636 terminated on December 1, 1995. Replacement contracts for new services, which included new combined transportation and storage service options, were entered with those customers, but several were renewed at reduced service levels and reduced rates. More than 85 percent of Natural's pipeline capacity to Chicago remains subscribed for firm transportation service. A new resource management group has been charged with developing innovative utilization strategies to optimize the value of the remaining capacity. Natural filed on June 1, 1995, a general rate case with the FERC to allow Natural to institute tariff changes to reflect these new transportation and storage services and to approve rates for these new services. By orders issued by the FERC, these new rates became effective on December 1, 1995, subject to certain modifications. Among the issues in the rate case is the allocation of Natural's costs in light of the overall reductions in service levels by major customers. The combined effect of the new rate case and the new customer contracts could reduce Natural's revenues in 1996, but this will depend on market conditions and the success of Natural's effort to optimize the value of its uncommitted capacity.

    Pursuant to transportation agreements and FERC tariff provisions, Natural offers both firm transportation service and interruptible transportation service. Under Natural's tariff, transportation customers pay a commodity charge for volumes actually transported, based upon the geographical location, the time of year and the distance of the transportation provided. Firm transportation customers pay reservation charges each month, irrespective of volumes actually transported. In addition, as in the case of the combined service described above, Natural is authorized to assess separate monthly demand charges to firm transportation customers to recover a portion of the GSR costs.

    Natural also provides firm and interruptible gas storage service pursuant to storage agreements and FERC-approved tariffs. Storage customers pay a commodity charge for actual volumes injected and withdrawn and, in many cases, a monthly charge based upon volumes of gas stored. Firm storage customers pay a separate monthly demand charge irrespective of actual volumes stored.

    In 1995, Natural transported about 68 percent of the natural gas delivered into its principal market, the Chicago metropolitan area. The Chicago area deliveries were primarily to three major gas distribution utility companies.

    Natural's transportation competitors in the Chicago metropolitan area consist of other interstate pipelines that own facilities in the vicinity, Natural faces the prospect of increased competition in this market as other pipelines consider expansion projects to increase their capability to serve the Chicago area. Increased volumes of gas produced in western Canada are being targeted for the Midwest and Eastern markets. In October 1995, Natural filed with the FERC to expand its existing system from Harper, Iowa to Chicago. This expansion, plus existing capacity, will accommodate more than 500 million cubic feet per day of new gas supplies to be delivered through a proposed expansion of Northern Border Pipeline, a nonaffiliated system that transports gas originating in western Canada. Northern Border's expansion program also includes a new line from Harper to the Chicago area, and both plans are pending before the

FERC. Natural is opposing the proposed rate structure for the Northern Border proposal and also arguing that, from an environmental position, the Northern Border proposal is less favorable than Natural's proposed expansion.

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

    Early in 1996, the Trailblazer pipeline system began assessing potential shipper interest for an expansion of that line. Trailblazer runs from eastern Colorado to eastern Nebraska and transports gas produced in the Rocky Mountains. Natural is the operator of the joint-venture pipeline, with an indirect one-third ownership interest. Trailblazer moved nearly 180 billion cubic feet of gas in 1995, a record for the 13-year-old line, reflecting the changes in the U.S. gas flow from west to east.

    MidCon Texas and its subsidiaries make sales principally to customers located in the Houston-Beaumont and Port Arthur areas of Texas and provide transportation service within the state of Texas. Intense competition exists among numerous suppliers for sales of gas to customers in MidCon Texas' sales markets. Price is the primary competitive factor. At most locations on its system, MidCon Texas faces competition from other pipelines for gas transportation business. Transportation rates and available pipeline capacity are generally the key factors in determining MidCon Texas' ability to compete for particular transportation business.

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

    During 1995, MidCon subsidiaries sold approximately 160 million gallons of natural gas liquids obtained through gas processing operations. In November 1994, MidCon Exploration made an oil and gas discovery in the Garden Banks area, offshore Louisiana, that tested at a daily rate of approximately 10,500 barrels of oil and 11.9 MMcf of gas. MidCon Exploration owns a 50 percent interest in the well and in a contiguous Garden Banks block, which also contains proved reserves. In November 1995, a production platform was installed on the contiguous block that will support development of both blocks. Production of oil and gas from both blocks will commence in the second quarter of 1996.

    Through other subsidiaries, MidCon is exploring opportunities in domestic and foreign emerging energy markets such as wholesale electric power brokering and independent electric power generation.

GAS SUPPLY

    As a part of its service restructuring pursuant to Order 636, Natural reduced substantially the amount of gas supplies it has under contracts expiring over the next several years.

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

PIPELINE VENTURES

    Through subsidiaries, MidCon owns interests of 20 to 50 percent in three pipeline ventures that operate approximately 530 miles of pipeline in the Gulf of Mexico and interests, of varying percentages, in approximately 260 miles of jointly owned supply laterals that also operate in the Gulf of Mexico. The ventures transport gas onshore from producers in the offshore Louisiana and Texas areas for various customers. Other subsidiaries of MidCon own interests of 18 and 33 1/3 percent, respectively, in two onshore pipeline ventures. These ventures operate approximately 520 miles of pipelines in Wyoming, Colorado and Nebraska.

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

    OxyChem has been expanding and further integrating its industrial chemical business through acquisitions and expansions of existing facilities. Effective May 1, 1995, OxyChem combined its sodium chlorate operations with CanadianOxy's sodium chlorate and chlor-alkali operations. CanadianOxy has an 85 percent interest in the partnerships and is the managing partner and OxyChem has a 15 percent interest in the partnerships. The combined operations are carried out under the name of CXY Chemicals.

    OxyChem also has added capacity at several of its facilities over the past few years through "debottlenecking" projects, which expand or modify portions of existing facilities that had previously limited production, thus adding incremental capacity at a relatively low cost.

    In March 1995, OxyChem established a specialty business organization as a separate group of OxyChem. The operations of the new group comprise the following: Durez phenolic resins and molding compounds, specialty products consisting of chemical intermediates and performance chemicals, sodium silicates, chromium chemicals, designed products, and ACL pool chemicals (formally chlorinated isocyanurates). Each of these operations has been organized to provide much greater flexibility and support in dealing within its competitive environments, while allowing it to benchmark its business against its competition.

    In 1995, OxyChem divested a number of businesses outside its core areas; the proceeds of the divestitures were applied to Occidental's debt-reduction program. In May 1995, OxyChem completed the sale of its high-density polyethylene business, including plants, related inventories, and the Alathon trademarks, to Lyondell Petrochemical Company for approximately $400 million. The sale eliminated a major capital expenditure for a new ethylene plant which would have been necessary to supply this business. In October 1995, OxyChem completed the sale of its agricultural chemical business to the Potash
Corporation of Saskatchewan Inc. for approximately $284 million. In 1995, OxyChem completed the sale, pursuant to a Federal Trade Commission divestiture order, of its polyvinyl chloride ("PVC") facilities at Addis, Louisiana, to Borden Chemicals and Plastics for $104 million, and Burlington South, New Jersey, to Ozite Corporation for $27 million.

    OxyChem also made the strategic decision to close certain declining businesses. OxyChem discontinued operations at its North Tonawanda, New York Durez facility to avoid continuing losses at the plant arising from a declining market for phenolic molding compounds. OxyChem also discontinued operations at its Oxnard, California sodium silicates plant to enhance production efficiencies at its five remaining silicate plants.

    OxyChem has also taken steps to expand its specialty business in 1995. In November 1995, OxyChem agreed to acquire a 64 percent equity interest in INDSPEC Chemical Corporation ("INDSPEC") for Occidental common stock then valued at $85 million. INDSPEC is the largest producer of resorcinol in the world and the sole commercial producer of resorcinol in the United States. Resorcinol is a chemical used primarily as a bonding and stiffening agent in the manufacture of tires and tread rubber. In addition, resorcinol is used in the manufacture of high performance wood adhesives, ultraviolet light stabilizers, sunscreens, dyestuffs, pharmaceuticals, agrichemicals, carbonless paper and fire retardant plastic additives. Under the terms of the agreement, INDSPEC's management and employees will retain voting control of the company. This transaction is expected to close in 1996.

    In December 1995, OxyChem announced a 450-million-pounds-per-year expansion at its Pasadena, Texas PVC plant. This expansion will add incremental capacity at a relatively low cost. The $80 million project is scheduled to begin operations in the fourth quarter of 1997 and will increase total production capacity at the site to 1.8 billion pounds per year. The capacity expansion is expected to reestablish OxyChem as the second-largest supplier of PVC resin to the U.S. merchant market.

    In February 1996, OxyChem announced a realignment of its global business into four business units: Basic Chemicals; Specialty Business; Petrochemicals; and Polymers and Plastics. The realignment will result in employment reductions of at least 450 persons. The costs associated with the realignment are not expected to have a material impact on the 1996 results of operations.

    OxyChem's operations are affected by cyclical factors in the general economic environment and by specific chemical industry conditions. The chemical industry in the United States was characterized in 1995 by higher sales prices and margins for many chemical products, including those manufactured by OxyChem. The integration strategy adopted by OxyChem permitted it to maintain relatively high operating rates in 1995, with similar operating rates expected to continue for 1996.

    OxyChem's operations also have been affected by environmental regulation and associated costs. See the information appearing under the caption "Environmental Regulation" in this report.

PRINCIPAL PRODUCTS

    OxyChem produces the following chemical products:

                           Principal Products                      Major Uses
                     -------------------------------    ------------------------------------
Basic Chemicals      Chlor-alkali chemicals
                       Chlorine.....................    PVC, chemical manufacturing, pulp
                                                          and paper production, water
                                                          treatment
                       Caustic soda.................    Chemical manufacturing, pulp and
                                                          paper production, cleaning
                                                          products
                     Potassium chemicals (including
                       potassium hydroxide).........    Glass, fertilizers, cleaning
                                                          products, rubber
                     Ethylene dichloride............    Raw material for vinyl chloride
                                                          monomer
                     -------------------------------    ------------------------------------
Specialty Business   Sodium silicates...............    Soaps and detergents, catalysts,
                                                          paint pigments
                     Chrome chemicals...............    Metal and wood treatments, leather
                                                          tanning
                     ACL pool chemicals (chlorinated
                       isocyanurates)...............    Swimming pool sanitation, household
                                                          and industrial disinfecting and
                                                          sanitizing products
                     Proprietary chemicals
                       (chemical intermediates
                       derived principally from
                       fluorine, chlorine and
                       sulfur)......................    Agricultural, pharmaceutical,
                                                          plastics, metal plating, aerospace
                                                          and food-service applications
                     Phenolic resins/molding
                       compounds....................    Automotive brake pistons, adhesives,
                                                          carbonless copy paper, pot and pan
                                                          handles
                     -------------------------------    ------------------------------------
Petrochemicals       Ethylene.......................    Raw material for production of
                                                          polyethylene, vinyl chloride
                                                          monomer, ethylene glycols and
                                                          other ethylene oxide derivatives
                     Benzene........................    Raw material for production of
                                                          styrene, phenolic polymers and nylon
                     Propylene......................    Raw material for the production of
                                                          polypropylene and acrylonitrile
                     Ethylene glycols and other
                       ethylene oxide derivatives...    Polyester products, antifreeze,
                                                          brake fluids
                     -------------------------------    ------------------------------------
Polymers and
  Plastics           Vinyl chloride monomer.........    Raw material for polyvinyl chloride
                     Polyvinyl chloride.............    Calendering and film, pipe, wire
                                                          insulation, flooring, footwear,
                                                          bottles, siding, home construction
                                                          products
                     -------------------------------    ------------------------------------

    Based in part on statistics in chemical industry publications, Occidental believes that during 1995 it was the largest U.S. merchant marketer of chlorine and caustic soda; including OxyMar (OxyChem's joint venture with Marubeni) the second-largest producer of vinyl chloride monomer; the third-largest producer of PVC resins; the largest producer of chrome chemicals; the second-largest producer of sodium silicates;

including its PD Glycol joint venture with DuPont, the third-largest producer of ethylene glycols; the seventh-largest producer of ethylene; and the largest supplier to the DOT-3 brake fluids aftermarket in the United States. Additionally, Occidental believes it was the world's largest producer of potassium hydroxide, phenolic molding compounds and chlorinated isocyanurate products and the world's largest marketer of ethylene dichloride.

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

PROPERTIES

    OxyChem, which is headquartered in Dallas, Texas, operates 29 chemical product manufacturing facilities in the United States. Many of the larger facilities are located in the Gulf Coast areas of Texas and Louisiana. In addition, OxyChem operates 13 chemical product manufacturing facilities in eight foreign countries, with the most significant foreign plants being in Brazil. A number of additional facilities process, blend and store the chemical products. OxyChem uses an extensive fleet of barges and railroad cars and owns and operates a pipeline network of over 950 miles along the Gulf Coast of Texas for the transportation of ethylene, propylene and feedstocks.

    All of OxyChem's manufacturing facilities are owned or leased on a long-term basis.

CAPITAL EXPENDITURES

    Occidental's oil and gas operations, based on depletable resources, are capital intensive, involving large-scale expenditures. In particular, in the search for and development of new reserves, long lead times are often required. In addition, Occidental's other businesses require capital expenditures in order to remain competitive and to comply with safety and environmental laws. Occidental's capital expenditures for its ongoing businesses totaled approximately $979 million in 1995 and $1.1 billion in 1994 and 1993, exclusive of the non-cash consideration for acquisitions. The 1995 amount included capital expenditures aggregating

$575 million for oil and gas, $243 million for chemical and $150 million for natural gas transmission. Occidental's total capital expenditures, exclusive of acquisitions, if any, for 1996 are expected to approximate $1.0 billion, the majority of which is for oil and gas operations.

EMPLOYEES

    Occidental and its subsidiaries employed a total of 17,280 persons at December 31, 1995, of whom 12,380 were located in the United States. 6,320 were employed in oil and gas operations, 2,170 in natural gas transmission operations and 8,250 in chemical operations. An additional 540 persons were employed at corporate headquarters. Approximately 1,500 U.S.-based employees are represented by labor unions.

    Occidental has a long-standing policy to ensure that fair and equal employment opportunities are extended to all persons without regard to race, religion, color, sex, age, national origin, handicap or veteran status. Occidental is committed to vigorous, good-faith enforcement of this policy. Occidental maintains numerous affirmative action programs which are in effect at company locations.

ENVIRONMENTAL REGULATION

    Occidental's operations in the United States are subject to increasingly stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations are also subject to environmental protection laws. Applicable U.S. laws include the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, the Resource Conservation and Recovery Act, as amended by the Hazardous and Solid Waste Amendments and similar state environmental laws. The laws which require or address environmental remediation apply retroactively to previous waste disposal practices and, in many cases, the laws apply regardless of fault, legality of the original activities or ownership or control of sites. Occidental is currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites. Also, Occidental and certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites, including, in some instances, having been named as defendants, as potentially responsible parties ("PRPs"), or as both defendants and PRPs under the federal Superfund law. These proceedings seek remediation, funding for remediation, or both, and, in some cases, compensation for alleged personal injury or property damage, punitive damages and civil penalties, aggregating substantial amounts.

    Occidental has accrued  reserves for  its environmental  liabilities. As  of
December 31, 1995 and 1994, Occidental had environmental reserves of approximately $582 million and $635 million, respectively. Occidental provided additional reserves of approximately $22 million in 1995, $5 million in 1994 and $18 million in 1993 for costs associated with expected remediation efforts at a number of sites. The 1995 amount related primarily to the chemical division. The 1994 and 1993 amounts related primarily to the oil and gas division.

    Occidental's estimated operating expenses in 1995 relating to compliance with environmental laws and regulations governing ongoing operations were approximately $111 million, compared with $114 million in 1994 and $110 million in 1993. The 1995 amount included $63 million in the chemical division, $41 million in the oil and gas division and $7 million in the natural gas transmission division. In addition, estimated capital expenditures for environmental compliance were $74 million in 1995, compared with $67 million in 1994 and $83 million in 1993. The 1995 amount included $43 million in the oil and gas division, $27 million in the chemical division and $4 million in the natural gas transmission division. Occidental presently estimates that divisional capital expenditures for environmental compliance (including environmental control facilities) will be in the range of $80-85 million for each of 1996 and 1997.

ITEM 3 LEGAL PROCEEDINGS

    There  is  incorporated  by  reference  herein  the  information   regarding
lawsuits, claims and related matters in Note 10 to the Consolidated Financial Statements.

    In December 1995, OxyChem and the U.S. Department of Justice reached a tentative settlement of claims brought by the U.S. Government ("U.S.") in the U.S. District Court for the Western District of New

York against OxyChem for remediation costs incurred by the U.S., plus interest, at a former chemical waste landfill. A consent order, which has received court approval, requires OxyChem to pay the U.S. approximately $129 million, plus interest, over a four-year period.

    In August 1995, Occidental announced the settlement of the 1979-81 crude oil tier-trading administrative proceedings brought by the U.S. Department of Energy (the "DOE") against Cities Service (now OXY USA Inc.). In these proceedings, the DOE had sought approximately $254 million, plus accrued interest totaling approximately $870 million as of December 31, 1994. Under the terms of the settlement, OXY USA paid $100 million to the DOE in September 1995 and will make five additional annual payments of $35 million, plus interest.

    In 1991, Continental Trend Resources obtained a jury verdict against OXY USA Inc. ("OXY USA") in the U.S. District Court for the Western District of Oklahoma for $269,000 in actual damages and $30,000,000 in punitive damages for tortious interference with contract. In 1995, the U.S. Court of Appeals for the 10th Circuit affirmed the subsequent judgment and OXY USA has petitioned the U.S. Supreme Court for a writ of certiorari. A stay of mandate exists pending a decision by the U.S. Supreme Court.

ENVIRONMENTAL PROCEEDINGS

    In January 1993, the U.S. Environmental Protection Agency (the "EPA") advised OxyChem that the chlor-alkali facility at Taft, Louisiana had violated certain federal air emission standards for asbestos used in manufacturing operations. OxyChem provided certain information to the EPA concerning OxyChem's compliance with the asbestos standards at the Taft facility. No further enforcement action was taken until September 1995 when the U.S. Department of Justice, at the EPA's request, offered OxyChem the opportunity to settle civil penalties for an amount in excess of $100,000 with respect to alleged violations. OxyChem has denied most of the allegations and is in the midst of settlement negotiations. On February 16, 1996 the U. S. Department of Justice filed an action in Federal Court in New Orleans seeking to recover civil penalties for the alleged violations. OxyChem has not filed its answer to the government's complaint which has not formally been served on OxyChem.

    OxyChem is contesting alleged violations of the West Virginia Hazardous Waste Management Regulations regarding its closed facility located in Belle, West Virginia and penalties sought by the state of West Virginia Division of Environmental Protection in an amount in excess of $100,000.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of Occidental's security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                   AGE AT
                                FEBRUARY 29,          POSITIONS WITH OCCIDENTAL AND SUBSIDIARIES AND FIVE-YEAR
          NAME                      1996                                  EMPLOYMENT HISTORY
----------------------------    ------------    ----------------------------------------------------------------------
Dr. Ray R. Irani                     61         Chairman and Chief Executive Officer since 1990; President since 1984;
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

Dr. Dale R. Laurance                 50         Executive  Vice  President and  Senior  Operating Officer  since 1990;
                                                1984-1990, Executive Vice President--Operations; Director since  1990;
                                                member of Executive Committee.

Stephen I. Chazen                    49         Executive Vice President--Corporate Development since 1994; 1990-1994,
                                                Managing Director, Merrill Lynch & Co. Incorporated.

Donald P. de Brier                   55         Executive  Vice President,  General Counsel and  Secretary since 1993;
                                                1989-1993, General Counsel and member  of the Management Committee  of
                                                BP Exploration and Production Company.

Richard W. Hallock                   51         Executive  Vice  President--Human  Resources  since  1994;  1993-1994,
                                                Director, Worldwide  Total  Compensation of  IBM;  1990-1993,  various other human resources positions with IBM.

J. Roger Hirl                        64         Executive  Vice President  since 1984; Director  since 1988; President and  Chief  Executive  Officer  of  Occidental  Chemical  since  1991;
                                                1983-1991,   President  and  Chief  Operating  Officer  of  Occidental
                                                Chemical.

Anthony R. Leach                     56         Executive Vice  President  and  Chief Financial  Officer  since  1991;
                                                1984-1991, Vice President and Controller.

David R. Martin                      64         Executive  Vice President  since 1983;  President and  Chief Executive
                                                Officer of Occidental Oil and  Gas Corporation since 1993;  1986-1993,
                                                President  and  Chief Operating  Officer  of Occidental  Oil  and Gas;
                                                Chairman of  the Board  of  Occidental International  Exploration  and
                                                Production  Company  since  1993; 1984-1993,  President  of Occidental
                                                International Exploration and Production Company.

John F. Riordan                      60         Executive Vice President  since 1991; Director  since 1991;  President and  Chief Executive  Officer of  MidCon Corp.  since 1990; 1988-1990,
                                                President and Chief Operating Officer of MidCon Corp.

Howard Collins                       52         Vice President--Public Relations since 1993; 1986-1993,
                                                Director--Public Relations.

Samuel P. Dominick, Jr.              55         Vice  President  and  Controller  since  1991;  1990-1991,   Assistant
                                                Controller--Internal Audit; 1985-1990, Director of Internal Audit.


                                   AGE AT
                                FEBRUARY 29,          POSITIONS WITH OCCIDENTAL AND SUBSIDIARIES AND FIVE-YEAR
          NAME                      1996                                  EMPLOYMENT HISTORY
----------------------------    ------------    ----------------------------------------------------------------------
Fred J. Gruberth                     62         Vice  President and Treasurer since  1992; 1978-1992, Senior Assistant
                                                Treasurer.

Kenneth J. Huffman                   51         Vice  President--Investor  Relations   since  1991;  1989-1991,   Vice
                                                President--Finance, American Exploration Company.

Robert M. McGee                      49         Vice  President  since  1994;  President  of  Occidental International
                                                Corporation since 1991; 1981-1991, Senior Executive Vice President  of
                                                Occidental International Corporation.

John W. Morgan                       42         Vice   President--Operations   since   1991;   1984-1991,   Director--
                                                Operations.

S.A. Smith                           51         Vice President since 1984; Executive Vice President--Worldwide Finance and Administration and Chief Financial  Officer of Occidental Oil  and
                                                Gas  Corporation  since  1994;  1986-1994,  Vice  President--Financial
                                                Planning and Analysis.

Richard A. Swan                      48         Vice President--Health, Environment and Safety since 1995;  1991-1995,
                                                Director--Investor Relations.

James B. Taylor                      57         Vice   President  since  1994;   Executive  Vice  President--Worldwide
                                                Exploration and New  Ventures of  Occidental Oil  and Gas  Corporation
                                                since  1994;  Executive  Vice  President--Corporate  Development since
                                                1993; 1990-1993, Executive Vice President and Chief Operating  Officer
                                                of CanadianOxy.

Aurmond A. Watkins, Jr.              53         Vice President--Tax since 1991; 1986-1991, Director--Taxes.

    The current term of office of each Executive Officer will expire at the April 26, 1996, organizational meeting of the Occidental Board of Directors or at such time as his or her successor shall be elected.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is hereby incorporated by reference the quarterly financial data appearing under the caption "Quarterly Financial Data" and the information appearing under the caption "Management's Discussion and Analysis--Liquidity and Capital Resources" in the 1995 Annual Report, relevant portions of which 1995 Annual Report are filed as Exhibit 13 to this report. Occidental's common stock was held by approximately 118,614 stockholders of record at year-end 1995, with an estimated 192,000 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded principally on the New York and Pacific stock exchanges and also is listed on various foreign exchanges identified in the 1995 Annual Report. The quarterly financial data on pages 61 and 62 of the 1995 Annual Report sets forth the range of trading prices for the common stock as reported on the New York Stock Exchange's composite tape.

ITEM 6 SELECTED FINANCIAL DATA

    There is hereby incorporated by reference the information appearing under the caption "Five-Year Summary of Selected Financial Data" in the 1995 Annual Report.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis" in the 1995 Annual Report.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION

                                                                                                    PAGES
                                                                                        ----------------------------
                                                                                        ANNUAL REPORT    FORM 10-K
                                                                                        -------------  -------------
Financial Statements and Supplementary Data (pages 21 through 58 and pages 60 through
 68 of Occidental's 1995 Annual Report incorporated herein by reference):                                      --
  Consolidated Statements of Operations...............................................          33             --
  Consolidated Balance Sheets.........................................................        34-35            --
  Consolidated Statements of Nonredeemable Preferred Stock, Common Stock and Other
   Stockholders' Equity...............................................................          36             --
  Consolidated Statements of Cash Flows...............................................          37             --
  Notes to Consolidated Financial Statements..........................................      38-58, 60          --
  Report of Independent Public Accountants............................................          60             --
  Quarterly Financial Data............................................................        61-62            --
  Supplemental Oil and Gas Information................................................        63-68            --
Report of Independent Public Accountants..............................................          --             20
Financial Statement Schedule:
  II  Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994
      and 1993........................................................................          --             21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors, Occidental Petroleum Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Occidental Petroleum Corporation's Annual Report for the year ended December 31, 1995, incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated February 22, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the Index to Financial Statements and Related Information is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 22, 1996

                                      OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                                        SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                        (In millions)

                                                                    ADDITIONS
                                                            ----------------------------
                                             BALANCE AT      CHARGED TO      CHARGED TO                      BALANCE AT
                                            BEGINNING OF     COSTS AND         OTHER                           END OF
                                               PERIOD         EXPENSES        ACCOUNTS       DEDUCTIONS        PERIOD
----------------------------------------    ------------    ------------    ------------    ------------    ------------
1995
  Allowance for doubtful accounts              $      17       $       8       $       1       $      (7)      $      19
                                               =========       =========       =========       =========       =========

  Environmental                                $     635       $      22       $      18       $     (93)(a)   $     582
  Contract impairment                                141              --              --             (60)(a)          81
  Foreign and other taxes, litigation
    and other reserves                             1,002             140              50            (223)(a)         969
                                               ---------       ---------       ---------       ---------       ---------
                                               $   1,778       $     162       $      68       $    (376)      $   1,632(b)
----------------------------------------       =========       =========       =========       =========       =========

1994
  Allowance for doubtful accounts              $      13       $       6       $      --       $      (2)      $      17
                                               =========       =========       =========       =========       =========

  Environmental                                $     742       $       5       $      50       $    (162)(a)   $     635
  Contract impairment                                165              --              --             (24)(c)         141
  Foreign and other taxes, litigation
    and other reserves                               818             190              84             (90)(a)       1,002
                                               ---------       ---------       ---------       ---------       ---------
                                               $   1,725       $     195       $     134       $    (276)      $   1,778(b)
----------------------------------------       =========       =========       =========       =========       =========

1993
  Allowance for doubtful accounts              $      22       $       3       $       3       $     (15)      $      13
                                               =========       =========       =========       =========       =========

  Environmental                                $     808       $      18       $       8       $     (92)(a)   $     742
  Contract impairment                                494              --              --            (329)(c)         165
  Foreign and other taxes, litigation
    and other reserves                             1,347               7             149            (685)(d)         818
                                               ---------       ---------       ---------       ---------       ---------
                                               $   2,649       $      25       $     157       $  (1,106)      $   1,725(b)
----------------------------------------       =========       =========       =========       =========       =========

(a) Primarily represents payments.

(b) Of these amounts, $228 million, $197 million and $184 million in 1995, 1994 and 1993, respectively, is classified as current.

(c) Primarily represents the reduction of  the reserve to reflect a decrease  in
    the   net  exposure  under  disadvantageous   gas  purchase  contracts,  the
    elimination of  certain  potential  claims,  the  successful  resolution  of litigation,  settlements or other changes in the expected outcome of matters covered by the reserve.

(d) Primarily represents reversal of reserves no longer required.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" in Occidental's definitive proxy statement filed in connection with its April 26, 1996, Annual Meeting of Stockholders (the "1996 Proxy Statement"). See also the list of Occidental's executive officers and related information under "Executive Officers of the Registrant" in Part I hereof.

ITEM 11 EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information appearing under the captions "Executive Compensation" (excluding, however, the information appearing under the subcaptions "Report of the Compensation Committee" and "Performance Graphs") and "Election of Directors--Information Regarding the Board of Directors and Its Committees" in the 1996 Proxy Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information appearing under the caption "Election of Directors--Compensation Committee Interlocks and Insider Participation" in the 1996 Proxy Statement.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) AND (2).  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

        Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

    (a) (3).  EXHIBITS

   3.(i)* Restated Certificate of Incorporation of Occidental, together with all certificates amendatory thereof filed with the Secretary of State of Delaware through December 23, 1994 (filed as Exhibit 3.(i) to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1994, File No. 1-9210).

   3.(ii)* By-laws of Occidental, as amended through December 15, 1994 (filed as Exhibit 3.(ii) to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1994, File No. 1-9210).

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

--------------------------
* Incorporated herein by reference.

           All of the Exhibits numbered 10.1 to 10.33 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to
           Item 14(c) of Form 10-K.

  10.1     Employment  Agreement, dated January 1, 1996, between Occidental and
           David R. Martin.

  10.2*    Consultation Agreement, dated December 16, 1974, between  Occidental
           Petroleum  Corporation, a California  corporation, and Arthur Groman
           (filed as  Exhibit  10.3  to  the Annual  Report  on  Form  10-K  of
           Occidental  for the  fiscal year ended  December 31,  1987, File No.
           1-9210).

  10.3* Employment Agreement, dated as of May 14, 1992, between Occidental and J. Roger Hirl (filed as Exhibit 10.2 to the Quarterly Report on
           Form 10-Q of Occidental for the quarterly period ended June 30, 1992, File No. 1-9210).

  10.4* Employment Agreement, dated November 16, 1991, between Occidental and Dr. Ray R. Irani (filed as Exhibit 10.5 to the Annual Report on
           Form 10-K of Occidental for the fiscal year ended December 31, 1991, File No. 1-9210).

  10.5* Employment Agreement, dated September 16, 1993, between Occidental and Dr. Dale R. Laurance (filed as Exhibit 10.7 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1993, File No. 1-9210).

  10.6* Employment Agreement, dated as of May 14, 1992, between Occidental and John F. Riordan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1992, File No. 1-9210).

  10.7*    Termination of Consulting Agreement and Release, dated November  11,
           1993,  between OXY USA  Inc. and George O.  Nolley (filed as Exhibit
           10.9 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1993, File No. 1-9210).

  10.8* Form of Indemnification Agreement between Occidental and each of its directors (filed as Exhibit B to Occidental's Proxy Statement for its May 21, 1987, Annual Meeting of Stockholders, File No. 1-9210).

  10.9* Occidental Petroleum Corporation Split Dollar Life Insurance Program and Related Documents (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September
           30, 1994, File No. 1-9210).

  10.10*   Occidental  Petroleum Insured Medical Plan,  as amended and restated
           effective April  29, 1994,  amending  and restating  the  Occidental
           Petroleum   Corporation  Executive  Medical  Plan  (As  Amended  and
           Restated Effective  April  1, 1993)  (filed  as Exhibit  10  to  the
           Quarterly Report on Form 10-Q of Occidental for the quarterly period ending March 31, 1994, File No. 1-9210).

  10.11* Occidental Petroleum Corporation 1978 Stock Option Plan (as amended and restated effective May 21, 1987) (filed as Exhibit 28(a) to
           Occidental's Registration Statement on Form S-8, File No. 33-14662).

  10.12*   Form  of Nonqualified Stock Option  Grant under Occidental Petroleum
           Corporation 1978 Stock Option  Plan (filed as  Exhibit 10.19 to  the
           Registration  Statement  on  Form  8-B,  dated  June  26,  1986,  of
           Occidental, File No. 1-9210).

  10.13*   Form of  Incentive Stock  Option  Grant under  Occidental  Petroleum
           Corporation  1978 Stock Option  Plan (filed as  Exhibit 10.20 to the
           Registration  Statement  on  Form  8-B,  dated  June  26,  1986,  of
           Occidental, File No. 1-9210).

  10.14* Occidental Petroleum Corporation 1987 Stock Option Plan, as amended through April 29, 1992 (filed as Exhibit 10.1 to the Quarterly
           Report  on Form  10-Q of Occidental  for the  quarterly period ended
           March 31, 1992, File No. 1-9210).

--------------------------
* Incorporated herein by reference.

  10.15*   Form  of  Nonqualified  Stock  Option  Agreement  under   Occidental
           Petroleum  Corporation 1987 Stock Option Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

  10.16*   Form of Nonqualified Stock Option Agreement, with Stock Appreciation
           Right, under Occidental Petroleum Corporation 1987 Stock Option Plan
           (filed as  Exhibit 10.3  to the  Quarterly Report  on Form  10-Q  of
           Occidental  for the quarterly period ended  March 31, 1992, File No.
           1-9210).

  10.17*   Form of Incentive Stock Option Agreement under Occidental  Petroleum
           Corporation  1987 Stock  Option Plan (filed  as Exhibit  10.4 to the
           Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

  10.18*   Form of Incentive  Stock Option Agreement,  with Stock  Appreciation
           Right, under Occidental Petroleum Corporation 1987 Stock Option Plan
           (filed  as  Exhibit 10.5  to the  Quarterly Report  on Form  10-Q of
           Occidental for the quarterly period  ended March 31, 1992, File  No.
           1-9210).

  10.19*   Occidental  Petroleum Corporation 1977 Executive Long-Term Incentive
           Stock Purchase Plan, as amended through December 10, 1992 (filed  as
           Exhibit 10.20 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File No. 1-9210).

  10.20*   Form of award letter utilized under Occidental Petroleum Corporation
           1977 Executive  Long-Term Incentive  Stock Purchase  Plan (filed  as
           Exhibit 10.21 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File No. 1-9210).

  10.21*   Occidental  Petroleum  Corporation   Incentive  Compensation   Plan,
           effective  as  of October  28, 1991  (filed as  Exhibit 10.2  to the
           Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1991, File No. 1-9210).

  10.22* Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1994) (filed as
           Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).

  10.23*   Memorandum, dated February 8, 1990, regarding MidCon Corp. Financial
           Counseling Program (filed as Exhibit  10.29 to the Annual Report  on
           Form 10-K of Occidental for the fiscal year ended December 31, 1989, File No. 1-9210).

  10.24    Occidental   Petroleum   Corporation   Senior   Executive   Deferred
           Compensation Plan (effective as of  January 1, 1986, as amended  and restated effective as of January 1, 1996).

  10.25    Occidental  Petroleum Corporation Senior Executive Supplemental Life
           Insurance Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996).

  10.26    Occidental   Petroleum  Corporation  Senior  Executive  Supplemental
           Retirement Plan (effective  as of  January 1, 1986,  as amended  and restated effective as of January 1, 1996).

  10.27    Occidental  Petroleum Corporation Senior  Executive Survivor Benefit
           Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996).

  10.28*   Occidental   Petroleum  Corporation   1995  Incentive   Stock  Plan,
           effective April  29, 1995  (filed as  Exhibit 99.1  to  Occidental's
           Registration Statement on Form S-8, File No. 33-64719).

  10.29*   Form  of Incentive Stock Option Agreement under Occidental Petroleum
           Corporation 1995  Incentive Stock  Plan (filed  as Exhibit  99.2  to
           Occidental's Registration Statement on Form S-8, File No. 33-64719).

  10.30*   Form   of  Nonqualified  Stock  Option  Agreement  under  Occidental
           Petroleum Corporation 1995  Incentive Stock Plan  (filed as  Exhibit
           99.3  to Occidental's Registration  Statement on Form  S-8, File No.
           33-64719).

--------------------------
* Incorporated herein by reference.

  10.31*   Form  of  Stock  Appreciation  Rights  Agreement  under   Occidental
           Petroleum  Corporation 1995  Incentive Stock Plan  (filed as Exhibit
           99.4 to the Registration Statement on Form S-8, File No. 33-64719).

  10.32*   Form  of  Restricted  Stock  Agreement  under  Occidental  Petroleum
           Corporation  1995 Incentive Stock Plan (filed as Exhibit 99.5 to the
           Registration Statement on Form S-8, File No. 33-64719).

  10.33*   Form of  Performance  Stock  Agreement  under  Occidental  Petroleum
           Corporation  1995 Incentive Stock Plan (filed as Exhibit 99.6 to the
           Registration Statement on Form S-8, File No. 33-64719).

  11 Statement regarding computation of earnings per common and common equivalent share and fully diluted earnings per share for the three years ended December 31, 1995.

  12 Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31, 1995.

  13       Pages 21 through 58 and pages  60 through 68 of Occidental's  Annual
           Report for the fiscal year ended December 31, 1995, which are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

  21       List of subsidiaries of Occidental at December 31, 1995.

  23       Consent of Independent Public Accountants.

  27       Financial data  schedule of  Occidental for  the fiscal  year  ended
           December 31, 1995 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).

--------------------------
* Incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

    During the fourth quarter of 1995, Occidental filed the following Current Reports on Form 8-K:

    1. Current Report on Form 8-K dated October 18, 1995 (date of earliest event reported), filed on October 19, 1995, for the purpose of reporting, under
Item 5, Occidental's results of operations for the third quarter ended September 30, 1995.

    2. Current Report on Form 8-K dated October 25, 1995 (date of earliest event reported), filed on November 3, 1995, for the purpose of reporting, under
Item 5, Occidental's reorganization of its oil and gas division.

    3. Current Report on Form 8-K dated December 21, 1995 (date of earliest event reported), filed on December 27, 1995, for the purpose of reporting, under
Item 5, Occidental's settlement of certain Love Canal litigation.

    During the first quarter of 1996 to the date hereof, Occidental filed the following Current Report on Form 8-K:

    1. Current Report on Form 8-K dated January 24, 1996 (date of earliest event reported), filed on January 25, 1996, for the purpose of reporting, under
Item 5, Occidental's results of operations for the fourth quarter and fiscal year ended December 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OCCIDENTAL PETROLEUM CORPORATION

March 27, 1996                            By:            Ray R. Irani
                                             -----------------------------------
                                                        Ray R. Irani
                                             Chairman of the Board of Directors,
                                                President and Chief Executive
                                                         Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                               TITLE                   DATE
--------------------------------------------    -------------------------    --------------
                Ray R. Irani                    Chairman of the Board of     March 27, 1996
-------------------------------------------     Directors, President and
                Ray R. Irani                    Chief Executive Officer

              Anthony R. Leach                  Executive Vice President     March 27, 1996
-------------------------------------------     and Chief Financial
              Anthony R. Leach                  Officer

          Samuel P. Dominick, Jr.               Vice President and           March 27, 1996
-------------------------------------------     Controller (Chief
          Samuel P. Dominick, Jr.               Accounting Officer)

                Albert Gore                     Director                     March 27, 1996
-------------------------------------------
                Albert Gore

               Arthur Groman                    Director                     March 27, 1996
-------------------------------------------
               Arthur Groman

               J. Roger Hirl                    Director                     March 27, 1996
-------------------------------------------
               J. Roger Hirl

               John W. Kluge                    Director                     March 27, 1996
-------------------------------------------
               John W. Kluge

              Dale R. Laurance                  Director                     March 27, 1996
-------------------------------------------
              Dale R. Laurance

              Irvin W. Maloney                  Director                     March 27, 1996
-------------------------------------------
              Irvin W. Maloney

              George O. Nolley                  Director                     March 27, 1996
-------------------------------------------
              George O. Nolley

              John F. Riordan                   Director                     March 27, 1996
-------------------------------------------
              John F. Riordan

              Rodolfo Segovia                   Director                     March 27, 1996
-------------------------------------------
              Rodolfo Segovia

              Aziz D. Syriani                   Director                     March 27, 1996
-------------------------------------------
              Aziz D. Syriani

              Rosemary Tomich                   Director                     March 27, 1996
-------------------------------------------
              Rosemary Tomich

                                            INDEX TO EXHIBITS

EXHIBIT
-------

(a)(3).  EXHIBITS

    3.(i)*   Restated Certificate of Incorporation of Occidental, together with all certificates amendatory  thereof filed with the Secretary  of State of Delaware through December
             23, 1994 (filed as Exhibit  3.(i) to the Annual Report  on Form 10-K of  Occidental
             for the fiscal year ended December 31, 1994, File No. 1-9210).

    3.(ii)*  By-laws  of  Occidental, as  amended through  December 15,  1994 (filed  as Exhibit
             3.(ii) to the Annual Report  on Form 10-K of Occidental  for the fiscal year  ended
             December 31, 1994, File No. 1-9210).

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

             All   of  the  Exhibits  numbered  10.1  to  10.33  are  management  contracts  and compensatory plans required  to be  identified specifically as  responsive to  Item
             601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 14(c) of Form 10-K.

   10.1      Employment  Agreement,  dated  January 1,  1996,  between Occidental  and  David R.
             Martin.

   10.2*     Consultation Agreement,  dated  December  16, 1974,  between  Occidental  Petroleum
             Corporation,  a California corporation, and Arthur Groman (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31,
             1987, File No. 1-9210).

   10.3*     Employment Agreement, dated  as of May  14, 1992, between  Occidental and J.  Roger
             Hirl  (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for
             the quarterly period ended June 30, 1992, File No. 1-9210).

   10.4*     Employment Agreement, dated November  16, 1991, between Occidental  and Dr. Ray  R.
             Irani  (filed as Exhibit 10.5  to the Annual Report on  Form 10-K of Occidental for
             the fiscal year ended December 31, 1991, File No. 1-9210).

   10.5*     Employment Agreement, dated September 16, 1993, between Occidental and Dr. Dale  R.
             Laurance (filed as Exhibit 10.7 to the Annual Report on Form 10-K of Occidental for
             the fiscal year ended December 31, 1993, File No. 1-9210).

--------------------------
* Incorporated herein by reference.

   10.6*   Employment  Agreement, dated  as of  May 14, 1992,  between Occidental  and John F.
           Riordan (filed as Exhibit 10.4 to the  Quarterly Report on Form 10-Q of  Occidental
           for the quarterly period ended June 30, 1992, File No. 1-9210).

   10.7*   Termination  of Consulting Agreement and Release,  dated November 11, 1993, between
           OXY USA Inc. and George  O. Nolley (filed as Exhibit  10.9 to the Annual Report  on
           Form  10-K of  Occidental for  the fiscal  year ended  December 31,  1993, File No.
           1-9210).

   10.8*   Form of  Indemnification Agreement  between Occidental  and each  of its  directors
           (filed  as Exhibit B to  Occidental's Proxy Statement for  its May 21, 1987, Annual
           Meeting of Stockholders, File No. 1-9210).

   10.9*   Occidental Petroleum Corporation  Split Dollar Life  Insurance Program and  Related
           Documents (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental
           for the quarterly period ended September 30, 1994, File No. 1-9210).

   10.10*  Occidental  Petroleum Insured Medical Plan, as amended and restated effective April
           29, 1994, amending  and restating  the Occidental  Petroleum Corporation  Executive
           Medical Plan (As Amended and Restated Effective April 1, 1993) (filed as Exhibit 10 to  the Quarterly Report on Form 10-Q of Occidental for the quarterly period ending
           March 31, 1994, File No. 1-9210).

   10.11*  Occidental Petroleum Corporation 1978  Stock Option Plan  (as amended and  restated
           effective  May  21,  1987) (filed  as  Exhibit 28(a)  to  Occidental's Registration
           Statement on Form S-8, File No. 33-14662).

   10.12*  Form of Nonqualified Stock Option Grant under Occidental Petroleum Corporation 1978
           Stock Option Plan  (filed as Exhibit  10.19 to the  Registration Statement on  Form
           8-B, dated June 26, 1986, of Occidental, File No. 1-9210).

   10.13*  Form  of Incentive Stock  Option Grant under  Occidental Petroleum Corporation 1978
           Stock Option Plan  (filed as Exhibit  10.20 to the  Registration Statement on  Form
           8-B, dated June 26, 1986, of Occidental, File No. 1-9210).

   10.14*  Occidental  Petroleum Corporation 1987 Stock Option  Plan, as amended through April
           29, 1992 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of  Occidental
           for the quarterly period ended March 31, 1992, File No. 1-9210).

   10.15*  Form  of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation
           1987 Stock Option Plan (filed as Exhibit 10.2 to the Quarterly Report on Form  10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

   10.16*  Form  of Nonqualified Stock Option Agreement,  with Stock Appreciation Right, under
           Occidental Petroleum Corporation 1987 Stock Option  Plan (filed as Exhibit 10.3  to the  Quarterly Report  on Form  10-Q of Occidental  for the  quarterly period ended
           March 31, 1992, File No. 1-9210).

   10.17*  Form of Incentive  Stock Option  Agreement under  Occidental Petroleum  Corporation
           1987  Stock Option Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

--------------------------
* Incorporated herein by reference.

   10.18*  Form of  Incentive Stock  Option Agreement,  with Stock  Appreciation Right,  under
           Occidental  Petroleum Corporation 1987 Stock Option  Plan (filed as Exhibit 10.5 to the Quarterly Report  on Form  10-Q of Occidental  for the  quarterly period  ended
           March 31, 1992, File No. 1-9210).

   10.19*  Occidental  Petroleum Corporation 1977 Executive Long-Term Incentive Stock Purchase
           Plan, as amended through December  10, 1992 (filed as  Exhibit 10.20 to the  Annual
           Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File
           No. 1-9210).

   10.20*  Form of award letter utilized under Occidental Petroleum Corporation 1977 Executive
           Long-Term  Incentive  Stock Purchase  Plan (filed  as Exhibit  10.21 to  the Annual
           Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File
           No. 1-9210).

   10.21*  Occidental Petroleum  Corporation  Incentive  Compensation Plan,  effective  as  of
           October  28, 1991 (filed  as Exhibit 10.2 to  the Quarterly Report  on Form 10-Q of
           Occidental for the quarterly period ended September 30, 1991, File No. 1-9210).

   10.22*  Occidental Petroleum Corporation  1988 Deferred Compensation  Plan (as amended  and restated  effective as of January 1, 1994)  (filed as Exhibit 10.1 to the Quarterly
           Report on Form  10-Q of  Occidental for the  quarterly period  ended September  30,
           1994, File No. 1-9210).

   10.23*  Memorandum,  dated February  8, 1990,  regarding MidCon  Corp. Financial Counseling
           Program (filed as Exhibit 10.29 to the Annual Report on Form 10-K of Occidental for
           the fiscal year ended December 31, 1989, File No. 1-9210).

   10.24   Occidental  Petroleum  Corporation  Senior  Executive  Deferred  Compensation  Plan
           (effective  as of January 1, 1986, as  amended and restated effective as of January
           1, 1996).

   10.25   Occidental Petroleum Corporation Senior Executive Supplemental Life Insurance  Plan
           (effective  as of January 1, 1986, as  amended and restated effective as of January
           1, 1996).

   10.26   Occidental Petroleum  Corporation  Senior Executive  Supplemental  Retirement  Plan
           (effective  as of January 1, 1986, as  amended and restated effective as of January
           1, 1996).

   10.27   Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan  (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996).

   10.28*  Occidental  Petroleum Corporation  1995 Incentive  Stock Plan,  effective April 29,
           1995 (filed as  Exhibit 99.1 to  Occidental's Registration Statement  on Form  S-8,
           File No. 33-64719).

   10.29*  Form  of Incentive  Stock Option  Agreement under  Occidental Petroleum Corporation
           1995 Incentive  Stock Plan  (filed  as Exhibit  99.2 to  Occidental's  Registration
           Statement on Form S-8, File No. 33-64719).

   10.30*  Form  of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation
           1995 Incentive  Stock Plan  (filed  as Exhibit  99.3 to  Occidental's  Registration
           Statement on Form S-8, File No. 33-64719).

   10.31*  Form  of Stock Appreciation Rights Agreement under Occidental Petroleum Corporation
           1995 Incentive Stock Plan (filed as  Exhibit 99.4 to the Registration Statement  on
           Form S-8, File No. 33-64719).

--------------------------
* Incorporated herein by reference.

   10.32*  Form  of  Restricted Stock  Agreement under  Occidental Petroleum  Corporation 1995
           Incentive Stock Plan (filed as Exhibit  99.5 to the Registration Statement on  Form
           S-8, File No. 33-64719).

   10.33*  Form  of Performance  Stock Agreement  under Occidental  Petroleum Corporation 1995
           Incentive Stock Plan (filed as Exhibit  99.6 to the Registration Statement on  Form
           S-8, File No. 33-64719).

   11      Statement  regarding computation of earnings per common and common equivalent share and fully diluted earnings per share for the three years ended December 31, 1995.

   12      Statement regarding computation  of total  enterprise ratios of  earnings to  fixed charges for the five years ended December 31, 1995.

   13      Pages  21 through 58 and pages 60 through  68 of Occidental's Annual Report for the fiscal year ended December 31, 1995, which are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

   21      List of subsidiaries of Occidental at December 31, 1995.

   23      Consent of Independent Public Accountants.

   27      Financial data schedule of Occidental for  the fiscal year ended December 31,  1995
           (included  only in the copy of this report filed electronically with the Securities and Exchange Commission).

--------------------------
* Incorporated herein by reference.