Form 10-Q
period 1996-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 1996-05-15
CIK 797468

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 1-9210
                             _____________________

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

                                 (310) 208-8800
              (Registrant's telephone number, including area code)
                             _____________________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                     -----    -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at March 31, 1996
   ---------------------------                -----------------------------
   Common stock $.20 par value                      319,354,354 shares

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS


                                                                            PAGE

PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Condensed Balance Sheets --
                      March 31, 1996 and December 31, 1995                   2

                  Consolidated Condensed Statements of Operations --
                      Three months ended March 31, 1996 and 1995             4

                  Consolidated Condensed Statements of Cash Flows --
                      Three months ended March 31, 1996 and 1995             5

                  Notes to Consolidated Condensed Financial Statements       6

          Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   10



PART II   OTHER INFORMATION

          Item 1. Legal Proceedings                                         14

          Item 4. Submission of Matters to a Vote of Security-Holders       14

          Item 6. Exhibits and Reports on Form 8-K                          14

                        PART I   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                     OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                            MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (Amounts in millions)

                                                                         1996        1995
=================================================================    ========    ========
ASSETS

CURRENT ASSETS

  Cash and cash equivalents (Note 4)                                 $    118    $    520

  Receivables, net                                                        987         891

  Inventories (Note 5)                                                    588         647

  Prepaid expenses and other                                              419         461
                                                                     --------    --------

    Total current assets                                                2,112       2,519


LONG-TERM RECEIVABLES, net                                                158         158


EQUITY INVESTMENTS (Note 11)                                              928         927


PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation, depletion and amortization of $8,967
  at March 31, 1996 and $8,837 at December 31, 1995 (Note 6)           13,872      13,867

OTHER ASSETS                                                              399         344

                                                                     --------    --------
                                                                     $ 17,469    $ 17,815
=================================================================    ========    ========
The accompanying notes are an integral part of these financial statements.

                       OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                              MARCH 31, 1996 AND DECEMBER 31, 1995
                                     (Amounts in millions)

                                                                                 1996        1995
=========================================================================    ========    ========
LIABILITIES AND EQUITY

CURRENT LIABILITIES

  Current maturities of senior funded debt and capital lease liabilities     $     50    $    522

  Notes payable                                                                    18          16

  Accounts payable                                                                869         859

  Accrued liabilities                                                           1,061       1,168

  Domestic and foreign income taxes                                               138          92
                                                                             --------    --------
    Total current liabilities                                                   2,136       2,657
                                                                             --------    --------
SENIOR FUNDED DEBT, net of current maturities and unamortized discount          4,964       4,819
                                                                             --------    --------
DEFERRED CREDITS AND OTHER LIABILITIES

  Deferred and other domestic and foreign income taxes                          2,619       2,620

  Other                                                                         3,081       3,089
                                                                             --------    --------
                                                                                5,700       5,709
                                                                             --------    --------

NONREDEEMABLE PREFERRED STOCK, COMMON STOCK AND
  OTHER STOCKHOLDERS' EQUITY

  Nonredeemable preferred stock, stated at liquidation value                    1,325       1,325

  Common stock, at par value                                                       64          64

  Other stockholders' equity

    Additional paid-in capital                                                  4,539       4,631

    Retained earnings(deficit)                                                 (1,269)     (1,402)

    Cumulative foreign currency translation adjustments                            10          12
                                                                             --------    --------
                                                                                4,669       4,630
                                                                             --------    --------
                                                                             $ 17,469    $ 17,815
=========================================================================    ========    ========
The accompanying notes are an integral part of these financial statements.


                       OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                        (Amounts in millions, except per-share amounts)

                                                                                Three Months Ended
                                                                                          March 31
                                                                              --------------------
                                                                                  1996        1995
==========================================================================    ========    ========
REVENUES
  Net sales and operating revenues
    Oil and gas operations                                                    $    754    $    705
    Natural gas transmission operations                                            702         538
    Chemical operations                                                          1,068       1,472
    Other                                                                           (2)         (1)
                                                                              --------    --------
                                                                                 2,522       2,714
  Interest, dividends and other income                                              25          26
  Gains on asset dispositions, net                                                   5           6
  Income from equity investments (Note 11)                                          20          25
                                                                              --------    --------
                                                                                 2,572       2,771
                                                                              --------    --------
COSTS AND OTHER DEDUCTIONS
  Cost of sales                                                                  1,874       2,027
  Selling, general and administrative and other operating expenses                 234         245
  Exploration expense                                                               16          18
  Interest and debt expense, net                                                   140         149
                                                                              --------    --------
                                                                                 2,264       2,439
                                                                              --------    --------
Income(loss) before taxes                                                          308         332

Provision for domestic and foreign income and other taxes (Note 10)                144         154
                                                                              --------    --------
Income before extraordinary gain(loss), net                                        164         178

Extraordinary gain(loss), net (Note 2)                                             (30)         --
                                                                              --------    --------
NET INCOME(LOSS)                                                                   134         178

Preferred dividends                                                                (23)        (23)
                                                                              --------    --------
EARNINGS(LOSS) APPLICABLE TO COMMON STOCK                                     $    111    $    155
                                                                              ========    ========

PRIMARY EARNINGS PER COMMON SHARE
  Income before extraordinary gain(loss), net                                 $    .44    $    .49
  Extraordinary gain(loss), net                                                   (.09)         --
                                                                              --------    --------
Primary earnings(loss) per common share                                       $    .35    $    .49
                                                                              ========    ========
FULLY DILUTED EARNINGS PER COMMON SHARE
  Income before extraordinary gain(loss), net                                 $    .43    $    .47
  Extraordinary gain(loss), net                                                   (.09)         --
                                                                              --------    --------
Fully diluted earnings(loss) per common share                                 $    .34    $    .47
                                                                              ========    ========

DIVIDENDS PER SHARE OF COMMON STOCK                                           $    .25    $    .25
                                                                              ========    ========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                             319.4       317.3
==========================================================================    ========    ========
The accompanying notes are an integral part of these financial statements.

                          OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                        (Amounts in millions)

                                                                                       1996         1995
==============================================================================     ========     ========
CASH FLOW FROM OPERATING ACTIVITIES
  Net income(loss)                                                                 $    134     $    178
  Adjustments to reconcile income to net cash provided by operating activities
    Extraordinary (gain)loss, net                                                        30           --
    Depreciation, depletion and amortization of assets                                  224          238
    Deferred income tax provision                                                        40           12
    Other noncash charges to income                                                      49           87
    Gains on asset dispositions, net                                                     (5)          (6)
    Income from equity investments                                                      (20)         (25)
    Exploration expense                                                                  16           18
  Changes in operating assets and liabilities                                          (137)        (188)
  Other operating, net                                                                  (39)         (29)
                                                                                   --------     --------
    Net cash provided by operating activities                                           292          285
                                                                                   --------     --------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                                                 (233)        (160)
  Proceeds from disposal of property, plant and equipment, net                            6           15
  Purchase of businesses                                                                 --           (5)
  Sale of businesses, net                                                                --           56
  Other investing, net                                                                    3           15
                                                                                   --------     --------
    Net cash used by investing activities                                              (224)         (79)
                                                                                   --------     --------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from senior funded debt                                                       --           62
  Net proceeds from commercial paper and revolving credit agreements                    632         (182)
  Payments on senior funded debt and capital lease liabilities                       (1,012)          (8)
  Proceeds from issuance of common stock                                                  6            8
  Proceeds(payments) of notes payable                                                     3            1
  Cash dividends paid                                                                  (103)         (98)
  Other financing, net                                                                    4           --
                                                                                   --------     --------
    Net cash provided(used) by financing activities                                    (470)        (217)
                                                                                   --------     --------
Increase(decrease) in cash and cash equivalents                                        (402)         (11)
Cash and cash equivalents--beginning of period                                          520          129
                                                                                   --------     --------
Cash and cash equivalents--end of period                                           $    118     $    118
==============================================================================     ========     ========
The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1996


1.  General

    The accompanying unaudited consolidated condensed financial statements have been prepared by Occidental Petroleum Corporation (Occidental) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in Occidental's Annual Report on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K).

    In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of March 31, 1996 and the consolidated results of operations and cash flows for the three months then ended. The results of operations and cash flows for the period ended March 31, 1996 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

    Certain financial statements and notes for the prior year have been changed to conform to the 1996 presentation.

    Reference is made to Note 1 to the consolidated financial statements incorporated by reference in the 1995 Form 10-K for a summary of significant accounting policies.


2.  Extraordinary Gain(Loss)

    The 1996 first quarter results included a net extraordinary loss of $30 million, which resulted from the early retirement of high-coupon debt.


3.  Supplemental Cash Flow Information

    Cash payments during each of the three month periods ended March 31, 1996 and 1995 included federal, foreign and state income taxes of approximately $17 million. Interest paid (net of interest capitalized) totaled approximately $164 million and $171 million for the three month periods ended March 31, 1996 and 1995, respectively.


4.  Cash and Cash Equivalents

    Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $146 million and $620 million at March 31, 1996 and December 31, 1995, respectively. The reduction in cash equivalents reflected the use of cash for the redemption of the 11.75% Senior Debentures in March 1996.

    A cash-management system is utilized to minimize the cash balances required for operations and to invest the surplus cash in liquid short-term money-market instruments and/or to pay down short-term borrowings. This can result in the balance of short-term money-market instruments temporarily exceeding cash and cash equivalents.


5.  Inventories

    A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):


         Balance at                   March 31, 1996    December 31, 1995
         =========================    ==============    =================
         Raw materials                    $   106            $   116
         Materials and supplies               184                180
         Work in progress                      18                 17
         Finished goods                       331                363
                                          -------            -------
                                              639                676
         LIFO reserve                         (51)               (29)
                                          -------            -------
         Total                            $   588            $   647
                                          =======            =======


6.  Property, Plant and Equipment

    Reference is made to the consolidated balance sheets and Note 1 thereto incorporated by reference in the 1995 Form 10-K for a description of investments in property, plant and equipment.


7.  Retirement Plans and Postretirement Benefits

    Reference is made to Note 14 to the consolidated financial statements incorporated by reference in the 1995 Form 10-K for a description of the retirement plans and postretirement benefits of Occidental and its subsidiaries.


8.  Lawsuits, Claims and Related Matters

    Occidental and certain of its subsidiaries have been named in a substantial number of governmental proceedings as defendants or potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and corresponding state acts. These proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties, aggregating substantial amounts. Occidental is usually one of many companies in these proceedings, and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs which can be reasonably estimated. As to those proceedings, for which Occidental does not have sufficient information to determine a range of liability, Occidental does have sufficient information on which to base the opinion below.

    It is impossible at this time to determine the ultimate legal liabilities that may arise from various lawsuits, claims and proceedings, including environmental proceedings described above, pending against Occidental and its subsidiaries, some of which involve substantial amounts. However, in management's opinion, after taking into account reserves, none of such pending lawsuits, claims and proceedings should have a material adverse effect upon Occidental's consolidated financial position or results of operations in any given year.


9.  Other Commitments and Contingencies

    Occidental has certain other commitments under contracts, guarantees and joint ventures, as well as certain other contingent liabilities. Additionally, Occidental has agreed to participate in the development of certain natural gas reserves and construction of a liquefied natural gas plant in Malaysia; however, Occidental has not yet entered into any material development or construction contracts.

    Reference is made to Note 11 to the consolidated financial statements incorporated by reference in the 1995 Form 10-K for information concerning Occidental's long-term purchase obligations for certain products and services.

    In management's opinion, none of such commitments and contingencies discussed above should have a material adverse effect upon Occidental's consolidated financial position or results of operations in any given year.


10. Income Taxes

    The provision for taxes based on income for the 1996 and 1995 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income.

    At December 31, 1995, Occidental had, for U.S. federal income tax return purposes, a capital loss carryforward of approximately $21 million, a business tax credit carryforward of $20 million and an alternative minimum tax credit carryforward of $270 million available to reduce future income taxes. To the extent not used, the capital loss carryforward expires in 2000 and the business tax credit expires in varying amounts during the years 2000 and 2001. The alternative minimum tax credit carryforward does not expire.

    Occidental is subject to audit by taxing authorities for varying periods in various tax jurisdictions. Management believes that any required adjustments to Occidental's tax liabilities will not have a material adverse impact on Occidental's financial position or results of operations in any given year.


11. Investments

    Investments in companies in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At March 31, 1996, Occidental's equity investments consisted primarily of joint-interest pipelines, including a pipeline in the Dutch sector of the North Sea, a 30 percent investment in the common shares of Canadian

    Occidental Petroleum Ltd. and various chemical partnerships. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

        Three Months Ended March 31,                      1996       1995
        ============================                   =======    =======
        Revenues                                       $   192    $   192
        Costs and expenses                                 172        167
                                                       -------    -------
        Net income                                     $    20    $    25
                                                       =======    =======

12. Summarized Financial Information of Wholly Owned Subsidiary

    Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY
    USA). The following tables present summarized financial information for OXY USA (in millions):

        Three Months Ended March 31,                      1996       1995
        ============================                   =======    =======
        Revenues                                       $   234    $   176
        Costs and expenses                                 211        190
                                                       -------    -------
        Net income(loss)                               $    23    $   (14)
                                                       =======    =======

        Balance at                         March 31, 1996    December 31, 1995
        ===============================    ==============    =================
        Current assets                         $   142            $   206
        Intercompany receivable                $   416            $   323
        Noncurrent assets                      $ 2,041            $ 2,057
        Current liabilities                    $   248            $   244
        Interest bearing note to parent        $   113            $   121
        Noncurrent liabilities                 $ 1,278            $ 1,283
        Stockholders' equity                   $   960            $   938
        -------------------------------    --------------    -----------------


13. Subsequent Events

    In April 1996, Occidental completed the sale of its subsidiary which engages in on-shore drilling and servicing of oil and gas wells for approximately $32 million. In addition, certain assets of its international phosphate fertilizer trading operation were sold for approximately $20 million. These transactions will not result in a material gain or loss. Also in April, Occidental completed the acquisition of a 64 percent equity interest in INDSPEC Holding Corporation (INDSPEC) for approximately $87 million in common stock. Under the terms of the transaction, INDSPEC's management and employees retained voting control of INDSPEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Occidental's net income for the first quarter of 1996 was $134 million, on net sales and operating revenues of $2.5 billion, compared with $178 million, on net sales and operating revenues of $2.7 billion, for the same period of 1995. Primary earnings per common share were $.35 for the first quarter of 1996, compared with $.49 for the same period of 1995.

The decrease in net sales and operating revenues and net income for the first quarter of 1996, compared with the same period of 1995, primarily reflected the impact of reduced chemical prices, primarily for petrochemicals and PVC resins, partially offset by higher worldwide crude oil prices, increased international crude oil production and higher domestic natural gas prices. The 1996 first quarter earnings were also negatively impacted by a net extraordinary loss of $30 million ($.09 per share), which resulted from the early retirement of high-coupon debt.

Income from equity investments decreased for the first quarter of 1996, compared with the similar period of 1995. The decrease in 1996 primarily reflected lower equity earnings from chemical investments, partially offset by higher equity earnings from oil and gas investments.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):

                                                              First Quarter
                                                         ------------------
                                                            1996       1995
                                                         =======    =======
   DIVISIONAL NET SALES
     Oil and gas                                         $   754    $   705
     Natural gas transmission                                702        538
     Chemical                                              1,068      1,472
     Other                                                    (2)        (1)
                                                         -------    -------
   NET SALES                                             $ 2,522    $ 2,714
                                                         =======    =======
   DIVISIONAL EARNINGS
     Oil and gas                                         $   161    $    60
     Natural gas transmission                                121         75
     Chemical                                                118        307
                                                         -------    -------
                                                             400        442
   UNALLOCATED CORPORATE ITEMS
     Interest expense, net                                  (130)      (144)
     Income taxes, administration and other                 (106)      (120)
                                                         -------    -------

   INCOME BEFORE EXTRAORDINARY GAIN(LOSS), NET               164        178

   Extraordinary gain(loss), net                             (30)        --
                                                         -------    -------
   NET INCOME(LOSS)                                      $   134    $   178
                                                         =======    =======

Oil and gas earnings for the first quarter of 1996 were $161 million, compared with $60 million for the same period of 1995. The increase in earnings in 1996, compared with 1995, reflected higher worldwide crude oil prices, increased international crude oil production, higher domestic natural gas prices and reduced costs. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

Natural gas transmission earnings for the first quarter of 1996 were $121 million, compared with $75 million for the same period of 1995. The improvement in earnings and revenues for the first quarter of 1996, compared with the same period of 1995, resulted primarily from higher sales and transportation margins and volumes largely related to the colder than normal weather in the Midwest and Eastern United States.

Chemical earnings for the first quarter of 1996 were $118 million, compared with $307 million for the same period of 1995. The decrease in 1996 earnings reflected the impact of decreased profit margins for petrochemicals and PVC resins and the absence of income applicable to assets divested in 1995. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors. Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products.
However, PVC and certain petrochemical prices recently have increased slightly, while others, particularly chlor-alkali, remained firm during the first quarter of 1996.

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first quarter of 1996, divisional earnings benefited by $22 million from credits allocated. This included credits of $4 million, $12 million and $6 million at oil and gas, natural gas transmission and chemical, respectively. In the first quarter of 1995, divisional earnings benefited by $23 million. The comparable amounts allocated to the divisions were credits of $4 million, $12 million and $7 million at oil and gas, natural gas transmission and chemical, respectively.

Occidental and certain of its subsidiaries are parties to various lawsuits, environmental and other proceedings and claims, some of which involve substantial amounts. See Note 8 to the consolidated condensed financial statements. Occidental also has commitments under contracts, guarantees and joint ventures and certain other contingent liabilities. See Note 9 to the consolidated condensed financial statements. In management's opinion, after taking into account reserves, none of these matters should have a material adverse effect upon Occidental's consolidated financial position or results of operations in any given year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $292 million for the first quarter of 1996, compared with $285 million for the same period of 1995. The 1996 and 1995 noncash charges included employee benefit plans expense and various other charges.

Occidental's net cash used by investing activities was $224 million for the first quarter of 1996, compared with $79 million for the same period of 1995. Capital expenditures were $233 million in 1996, including $160 million in oil and gas, $33 million in natural gas transmission and $34 million in chemical. Capital expenditures were $160 million in 1995, including $119 million in oil and gas, $13 million in natural gas transmission and $28 million in chemical. The increase in 1996 from 1995 reflected higher spending in oil and gas, primarily in Yemen. Net proceeds from the sale of businesses and disposal of property, plant and equipment for the first quarter of 1995 totaled $71 million, which primarily reflected the proceeds from the sale of a portion of Occidental's oil and gas operations in Pakistan.

Financing activities used net cash of $470 million in the first quarter of 1996, compared with $217 million for the same period of 1995. The 1996 amount reflected net cash used of $377 million to reduce short-term and long-term debt, net of proceeds from borrowings, primarily for the redemption of the 11.75% Senior Debentures, and the payment of dividends of $103 million. In 1995, repayments of debt, net of proceeds from borrowings, resulted in net cash used of $127 million to reduce long-term debt. Additionally, dividend payments were $98 million.

For 1996, Occidental expects that cash generated from operations and asset sales, if any, will be more than adequate to meet its operating requirements, capital spending and dividend payments. Excess cash generated will be applied to debt and liability reduction. Occidental also has substantial borrowing capacity to meet unanticipated cash requirements.

At March 31, 1996, Occidental's working capital was a negative $24 million, compared with a negative $138 million at December 31, 1995. Available but unused lines of committed bank credit totaled approximately $2.0 billion at March 31, 1996, compared with $2.6 billion at December 31, 1995.

Current maturities of senior funded debt and capital lease liabilities decreased as a result of the redemption of the 11.75% Senior Debentures in March 1996.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, Occidental will not recognize compensation expense for stock-based compensation arrangements, but rather will disclose in the notes to the financial statements the impact on annual net income and earnings per share as if the fair value based compensation cost had been recognized commencing in 1996.

In April 1996, Occidental completed the sale of its subsidiary which engages in on-shore drilling and servicing of oil and gas wells for approximately $32 million. In addition, certain assets of its international phosphate fertilizer trading operation were sold for approximately $20 million. These transactions will not result in a material gain or loss. Also in April, Occidental completed the acquisition of a 64 percent equity interest in INDSPEC Holding Corporation (INDSPEC) for approximately $87 million in common stock. Under the terms of the transaction, INDSPEC's management and employees retained voting control of INDSPEC.


ENVIRONMENTAL MATTERS

Occidental's operations in the United States are subject to increasingly stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations also are subject to varied environmental protection laws. Costs associated with environmental compliance have increased over time and are expected to continue to rise in the future.

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

Occidental does not consider the number of Superfund and comparable state sites at which it has been notified that it has been identified as being involved as a relevant measure of exposure. Although the liability of a potentially responsible party (PRP), and in many cases its equivalent under state law, is joint and several, Occidental is usually one of many companies cited as a PRP at these sites and has, to date, been successful in sharing cleanup costs with other financially sound companies.

As of March 31, 1996, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 291 Superfund or comparable state sites. (This number does not include 59 sites where Occidental has been successful in resolving its involvement.) The 291 sites include 81 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability, and two sites at which the extent of such retained liability is disputed. Of the remaining 208 sites, Occidental has had no communication or activity with government agencies or other PRPs in four years at 38 sites, has denied involvement at 30 sites and has yet to determine involvement in 24 sites. With respect to the remaining 116 of these sites, Occidental is in various stages of evaluation. For 106 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 106 sites include 40 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 10 of the 116 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

                          PART II  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1995 Annual Report on Form 10-K and Note 8 to the consolidated condensed financial statements in Part I hereof.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Occidental's 1996 Annual Meeting of Stockholders (the Annual Meeting) was held on April 26, 1996. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

          1. The six nominees proposed by the Board of Directors were elected as directors by the following votes:

                     Name                   For          Withheld
          ------------------------      -----------      ---------
          Edward P. Djerejian           275,933,306      4,078,308
          Senator Albert Gore, Sr.      274,732,633      5,278,981
          David R. Martin               275,892,214      4,119,400
          George O. Nolley              275,262,800      4,748,814
          John F. Riordan               275,893,417      4,118,197
          Rosemary Tomich               275,963,597      4,048,017

          2. A proposal to ratify the selection of Arthur Andersen LLP as Occidental's independent public accountants for 1996 was approved by a vote of 275,933,599 for versus 2,417,738 against. There were 1,660,277 abstentions and no broker non-votes.

          3. A proposal to approve the adoption of the Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors was approved by a vote of 254,492,573 for versus 20,224,255 against. There were 5,294,786 abstentions and no broker non-votes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors, effective April 26, 1996 (filed as Exhibit 99.1 to the Registration Statement on Form S-8, File No. 333-02901)

               10.2 Form of Restricted Stock Option Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 99.2 to the Registration Statement on Form S-8, File No. 333-02901)

               11 Statement regarding the computation of earnings per share for the three months ended March 31, 1996 and 1995

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 1996 and 1995 and the five years ended December 31, 1995

               27 Financial data schedule for the three month period ended March 31, 1996 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)


          (b)  Reports on Form 8-K

               During the quarter ended March 31, 1996, Occidental filed the following Current Report on Form 8-K:

               1. Current Report on Form 8-K dated January 24, 1996 (date of earliest event reported), filed on January 25, 1996, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended December 31, 1995

               From March 31, 1996 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated April 17, 1996 (date of earliest event reported), filed on April 19, 1996, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended March 31, 1996

               2. Current Report on Form 8-K dated April 19, 1996 (date of earliest event reported), filed on April 22, 1996, for the purpose of reporting, among other things, under Item 5, the price of Occidental's common stock determined for the approximately 3.4 million shares to be issued in the exchange offers for INDSPEC Holding Corporation

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              OCCIDENTAL PETROLEUM CORPORATION



DATE:  May 14, 1996           S. P. Dominick, Jr.
                              __________________________________________________
                              S. P. Dominick, Jr., Vice President and Controller
                              (Chief Accounting and Duly Authorized Officer)

                                 EXHIBIT INDEX


EXHIBITS
- - --------


  10.1 Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors, effective April 26, 1996 (filed as Exhibit 99.1 to the Registration Statement on Form S-8, File No. 333-02901)

  10.2 Form of Restricted Stock Option Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 99.2 to the Registration Statement on Form S-8, File No. 333-02901)

  11 Statement regarding the computation of earnings per share for the three months ended March 31, 1996 and 1995

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 1996 and 1995 and the five years ended December 31, 1995

  27 Financial data schedule for the three month period ended March 31, 1996 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)