Form 10-Q
period 1996-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 1996-08-13
CIK 797468

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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

                                  Yes  X   No
                                     -----   -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at June 30, 1996
   ---------------------------                ----------------------------
   Common stock $.20 par value                     323,015,109 shares

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS


                                                                            PAGE
PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Condensed Balance Sheets --
                      June 30, 1996 and December 31, 1995                    2

                  Consolidated Condensed Statements of Operations --
                      Three and six months ended June 30, 1996 and 1995      4

                  Consolidated Condensed Statements of Cash Flows --
                      Six months ended June 30, 1996 and 1995                5

                  Notes to Consolidated Condensed Financial Statements       6

          Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   10



PART II   OTHER INFORMATION

          Item 1. Legal Proceedings                                         15

          Item 6. Exhibits and Reports on Form 8-K                          15

                        PART I   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                     OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                            JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (Amounts in millions)

                                                                          1996         1995
=================================================================    =========    =========
ASSETS

CURRENT ASSETS

  Cash and cash equivalents (Note 5)                                 $     113    $     520

  Receivables, net                                                       1,008          891

  Inventories (Note 6)                                                     573          647

  Prepaid expenses and other                                               365          461
                                                                     ---------    ---------

    Total current assets                                                 2,059        2,519


LONG-TERM RECEIVABLES, net                                                 139          158


EQUITY INVESTMENTS (Note 12)                                             1,024          927


PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation, depletion and amortization of $9,107
  at June 30, 1996 and $8,837 at December 31, 1995 (Note 7)             13,891       13,867

OTHER ASSETS                                                               379          344

                                                                     ---------    ---------
                                                                     $  17,492    $  17,815
=================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

                         OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                JUNE 30, 1996 AND DECEMBER 31, 1995
                                       (Amounts in millions)

                                                                                  1996         1995
=========================================================================    =========    =========
LIABILITIES AND EQUITY

CURRENT LIABILITIES

  Current maturities of senior funded debt and capital lease liabilities     $      50    $     522

  Notes payable                                                                     92           16

  Accounts payable                                                                 849          859

  Accrued liabilities                                                            1,065        1,168

  Domestic and foreign income taxes                                                111           92
                                                                             ---------    ---------
    Total current liabilities                                                    2,167        2,657
                                                                             ---------    ---------
SENIOR FUNDED DEBT, net of current maturities and unamortized discount           4,806        4,819
                                                                             ---------    ---------
DEFERRED CREDITS AND OTHER LIABILITIES

  Deferred and other domestic and foreign income taxes                           2,655        2,620

  Other                                                                          3,025        3,089
                                                                             ---------    ---------
                                                                                 5,680        5,709
                                                                             ---------    ---------

NONREDEEMABLE PREFERRED STOCK, COMMON STOCK AND
  OTHER STOCKHOLDERS' EQUITY

  Nonredeemable preferred stock, stated at liquidation value                     1,325        1,325

  Common stock, at par value                                                        64           64

  Other stockholders' equity

    Additional paid-in capital                                                   4,531        4,631

    Retained earnings(deficit)                                                  (1,087)      (1,402)

    Cumulative foreign currency translation adjustments                              6           12
                                                                             ---------    ---------
                                                                                 4,839        4,630
                                                                             ---------    ---------
                                                                             $  17,492    $  17,815
=========================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

                            OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Amounts in millions, except per-share amounts)

                                                              Three Months Ended          Six Months Ended
                                                                         June 30                   June 30
                                                          ----------------------    ----------------------
                                                               1996         1995         1996         1995
======================================================    =========    =========    =========    =========
REVENUES
  Net sales and operating revenues
    Oil and gas operations                                $     878    $     756    $   1,632    $   1,461
    Natural gas transmission operations                         521          468        1,223        1,006
    Chemical operations                                       1,058        1,456        2,126        2,928
    Other                                                        --           (1)          (2)          (2)
                                                          ---------    ---------    ---------    ---------
                                                              2,457        2,679        4,979        5,393
  Interest, dividends and other income                          145           21          170           47
  Gains on asset dispositions, net                               (1)          40            4           46
  Income from equity investments (Note 12)                       23           33           43           58
                                                          ---------    ---------    ---------    ---------
                                                              2,624        2,773        5,196        5,544
                                                          ---------    ---------    ---------    ---------
COSTS AND OTHER DEDUCTIONS
  Cost of sales                                               1,834        1,950        3,708        3,973
  Selling, general and administrative and other
    operating expenses                                          229          353          457          596
  Environmental remediation                                      82            5           88           11
  Exploration expense                                            31           32           47           50
  Interest and debt expense, net                                120          140          260          289
                                                          ---------    ---------    ---------    ---------
                                                              2,296        2,480        4,560        4,919
                                                          ---------    ---------    ---------    ---------
Income(loss) before taxes                                       328          293          636          625
Provision for domestic and foreign income and
  other taxes (Note 11)                                         147          106          291          260
                                                          ---------    ---------    ---------    ---------
Income before extraordinary gain(loss), net                     181          187          345          365

Extraordinary gain(loss), net (Note 3)                           --           --          (30)          --
                                                          ---------    ---------    ---------    ---------
NET INCOME(LOSS)                                                181          187          315          365

Preferred dividends                                             (23)         (23)         (46)         (46)
                                                          ---------    ---------    ---------    ---------
EARNINGS(LOSS) APPLICABLE TO
  COMMON STOCK                                            $     158    $     164    $     269    $     319
                                                          =========    =========    =========    =========
PRIMARY EARNINGS PER COMMON SHARE
  Income before extraordinary gain(loss), net             $     .49    $     .51    $     .93    $    1.00
  Extraordinary gain(loss), net                                  --           --         (.09)          --
                                                          ---------    ---------    ---------    ---------
Primary earnings(loss) per common share                   $     .49    $     .51    $     .84    $    1.00
                                                          =========    =========    =========    =========
FULLY DILUTED EARNINGS PER COMMON SHARE
  Income before extraordinary gain(loss), net             $     .47    $     .49    $     .91    $     .96
  Extraordinary gain(loss), net                                  --           --         (.09)          --
                                                          ---------    ---------    ---------    ---------
Fully diluted earnings(loss) per common share             $     .47    $     .49    $     .82    $     .96
                                                          =========    =========    =========    =========
DIVIDENDS PER SHARE OF COMMON STOCK                       $     .25    $     .25    $     .50    $     .50
                                                          =========    =========    =========    =========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                          322.4        318.2        320.9        317.8
======================================================    =========    =========    =========    =========
The accompanying notes are an integral part of these financial statements.

                           OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                         (Amounts in millions)

                                                                                       1996         1995
==============================================================================    =========    =========
CASH FLOW FROM OPERATING ACTIVITIES
  Net income(loss)                                                                $     315    $     365
  Adjustments to reconcile income to net cash provided by operating activities
    Extraordinary (gain)loss, net                                                        30           --
    Depreciation, depletion and amortization of assets                                  451          473
    Deferred income tax provision                                                       103           20
    Other noncash charges to income                                                      27          227
    Gains on asset dispositions, net                                                     (4)         (46)
    Income from equity investments                                                      (43)         (58)
    Exploration expense                                                                  47           50
  Changes in operating assets and liabilities                                           (57)        (272)
  Other operating, net                                                                 (123)         (64)
                                                                                  ---------    ---------
    Net cash provided by operating activities                                           746          695
                                                                                  ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                                                 (508)        (380)
  Proceeds from disposal of property, plant and equipment, net                            8          140
  Buyout of operating leases                                                             --           (5)
  Sale of businesses, net                                                                24          473
  Other investing, net                                                                  (24)          44
                                                                                  ---------    ---------
    Net cash provided(used) by investing activities                                    (500)         272
                                                                                  ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from senior funded debt                                                        8          138
  Net proceeds from commercial paper and revolving credit agreements                    475         (528)
  Payments on senior funded debt and capital lease liabilities                       (1,025)        (216)
  Proceeds from issuance of common stock                                                  9           16
  Proceeds(payments) of notes payable                                                    77            1
  Cash dividends paid                                                                  (206)        (200)
  Other financing, net                                                                    9            8
                                                                                  ---------    ---------
    Net cash used by financing activities                                              (653)        (781)
                                                                                  ---------    ---------
Increase(decrease) in cash and cash equivalents                                        (407)         186
Cash and cash equivalents--beginning of period                                          520          129
                                                                                  ---------    ---------
Cash and cash equivalents--end of period                                          $     113    $     315
==============================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 June 30, 1996


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

    In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of June 30, 1996 and the consolidated results of operations for the three and six months then ended and the consolidated cash flows for the six months then ended. The results of operations and cash flows for the periods ended June 30, 1996 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

    Certain financial statements and notes for the prior year have been changed to conform to the 1996 presentation.

    Reference is made to Note 1 to the consolidated financial statements incorporated by reference in the 1995 Form 10-K for a summary of significant accounting policies.


2.  Asset Acquisitions and Dispositions

    In April 1996, Occidental completed the acquisition of a 64 percent equity interest in INDSPEC Holding Corporation (INDSPEC) for approximately $87 million in common stock. Under the terms of the transaction, INDSPEC's management and employees retained voting control of INDSPEC. Also in April, Occidental completed the sale of its subsidiary which engages in on-shore drilling and servicing of oil and gas wells for approximately $32 million. In addition, certain assets of its international phosphate fertilizer trading operations were sold for approximately $20 million. None of these transactions resulted in a material gain or loss.


3.  Extraordinary Gain(Loss)

    The 1996 six month results included a net extraordinary loss of $30 million, which resulted from the early retirement of high-coupon debt.


4.  Supplemental Cash Flow Information

    Cash payments during the six months ended June 30, 1996 and 1995 included federal, foreign and state income taxes of approximately $91 million and $129 million, respectively. Interest paid (net of interest capitalized) totaled approximately $269 million and $282 million for the six month periods ended June 30, 1996 and 1995, respectively.

5.  Cash and Cash Equivalents

    Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $161 million and $620 million at June 30, 1996 and December 31, 1995, respectively. The reduction in cash equivalents reflected the use of cash for the redemption of the 11.75% Senior Debentures in March 1996.

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


6.  Inventories

    A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

         Balance at                 June 30, 1996    December 31, 1995
         =======================    =============    =================

         Raw materials                $     123          $     116
         Materials and supplies             192                180
         Work in progress                    15                 17
         Finished goods                     290                363
                                      ---------          ---------
                                            620                676
         LIFO reserve                       (47)               (29)
                                      ---------          ---------
         Total                        $     573          $     647
                                      =========          =========


7.  Property, Plant and Equipment

    Reference is made to the consolidated financial statements and Note 1 thereto incorporated by reference in the 1995 Form 10-K for a description of investments in property, plant and equipment.


8.  Retirement Plans and Postretirement Benefits

    Reference is made to Note 14 to the consolidated financial statements incorporated by reference in the 1995 Form 10-K for a description of the retirement plans and postretirement benefits of Occidental and its subsidiaries.


9.  Lawsuits, Claims and Related Matters

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


11. Income Taxes

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


12. Investments

    Investments in companies in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At June 30, 1996, Occidental's equity investments consisted primarily of joint-interest pipelines, including a pipeline in the Dutch sector of the North Sea, a 30 percent investment in the common shares of Canadian Occidental Petroleum Ltd. and various chemical partnerships. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                          Periods Ended June 30
                               ------------------------------------------------
                                         Three Months                Six Months
                               ----------------------    ----------------------
                                    1996         1995         1996         1995
                               =========    =========    =========    =========
      Revenues                 $     228    $     212    $     420    $     404
      Costs and expenses             205          179          377          346
                               ---------    ---------    ---------    ---------
      Net income               $      23    $      33    $      43    $      58
                               =========    =========    =========    =========


13. Summarized Financial Information of Wholly Owned Subsidiary

    Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY
    USA). The following tables present summarized financial information for OXY USA (in millions):

                                                          Periods Ended June 30
                               ------------------------------------------------
                                         Three Months                Six Months
                               ----------------------    ----------------------
                                    1996         1995         1996         1995
                               =========    =========    =========    =========
      Revenues                 $     244    $     186    $     478    $     362
      Costs and expenses             217          168          428          358
                               ---------    ---------    ---------    ---------
      Net income               $      27    $      18    $      50    $       4
                               =========    =========    =========    =========

      Balance at                           June 30, 1996      December 31, 1995
      ===============================      =============      =================
      Current assets                         $     140            $     206
      Intercompany receivable                $     435            $     323
      Noncurrent assets                      $   2,038            $   2,057
      Current liabilities                    $     231            $     244
      Interest bearing note to parent        $     113            $     121
      Noncurrent liabilities                 $   1,282            $   1,283
      Stockholders' equity                   $     987            $     938
      -------------------------------      -------------      -----------------


14. Subsequent Events

    On July 1, 1996, Occidental redeemed all of its outstanding $300 million principal amount of its 9.625% Senior Notes, which were due July 1, 1999, at a redemption price of 100% of the principal amount. Also, on July 22, 1996, Occidental announced that a judgment of $742 million had been entered in favor of its OXY USA subsidiary against Chevron USA by the state district court in Tulsa, Oklahoma. The unanimous verdict was for approximately $229 million in compensatory damages for breach of a 1982 merger agreement and interest on these damages from 1982 to the date of judgment. Chevron announced they will appeal the case. In addition, on July 30, 1996, Occidental announced the sale of its royalty oil interests in the Congo for $215 million to the Republic of the Congo. Occidental acquired the royalty interest in 1993 and continues to hold exploration rights to two blocks in the country. There will be no material gain or loss as a result of this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Occidental's net income for the first six months of 1996 totaled $315 million, on net sales and operating revenues of $5.0 billion, compared with net income of $365 million, on net sales and operating revenues of $5.4 billion, for the same period of 1995. Occidental's net income for the second quarter of 1996 was $181 million, on net sales and operating revenues of $2.5 billion, compared with $187 million, on net sales and operating revenues of $2.7 billion, for the same period of 1995. Primary earnings per common share were $.84 for the first six months of 1996, compared with $1.00 for the same period of 1995. Primary earnings per common share were $.49 for the second quarter of 1996, compared with $.51 for the same period of 1995.

The decrease in net sales and operating revenues and net income for the second quarter of 1996, compared with the same period of 1995, reflected the impact of reduced chemical prices, primarily for petrochemicals and PVC resins, partially offset by higher worldwide crude oil prices and higher domestic natural gas prices.

Interest, dividends and other income for the six months of 1996 includes $130 million received for a litigation settlement related to Love Canal.

Income from equity investments decreased for the second quarter of 1996, compared with the similar period of 1995. The decrease in 1996 primarily reflected lower equity earnings from chemical investments.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):


                                                                               Periods Ended June 30
                                                    ------------------------------------------------
                                                              Three Months                Six Months
                                                    ----------------------    ----------------------
                                                         1996         1995         1996         1995
                                                    =========    =========    =========    =========
   DIVISIONAL NET SALES
     Oil and gas                                    $     878    $     756    $   1,632    $   1,461
     Natural gas transmission                             521          468        1,223        1,006
     Chemical                                           1,058        1,456        2,126        2,928
     Other                                                 --           (1)          (2)          (2)
                                                    ---------    ---------    ---------    ---------
   NET SALES                                        $   2,457    $   2,679    $   4,979    $   5,393
                                                    =========    =========    =========    =========
   DIVISIONAL EARNINGS
     Oil and gas                                    $     144    $     (30)   $     305    $      30
     Natural gas transmission                              51           62          172          137
     Chemical                                             212          354          330          661
                                                    ---------    ---------    ---------    ---------
                                                          407          386          807          828
   UNALLOCATED CORPORATE ITEMS
     Interest expense, net                               (112)        (133)        (242)        (277)
     Income taxes, administration and other              (114)         (66)        (220)        (186)
                                                    ---------    ---------    ---------    ---------

   INCOME BEFORE EXTRAORDINARY GAIN(LOSS), NET            181          187          345          365

   Extraordinary gain(loss), net                           --           --          (30)          --
                                                    ---------    ---------    ---------    ---------
   NET INCOME                                       $     181    $     187    $     315    $     365
                                                    =========    =========    =========    =========

Selling, general and administrative and other operating expenses were $457 million for the first six months of 1996, compared with $596 million for the same period of 1995. The 1995 amount included a second quarter charge of $109 million for settlement of litigation. Environmental remediation was $88 million for the first six months of 1996, compared with $11 million for the same period of 1995. The 1996 amount included a second quarter charge of $75 million for additional environmental reserves.

Oil and gas earnings for the first six months of 1996 were $305 million, compared with $30 million for the same period of 1995. Oil and gas earnings for the second quarter of 1996 were $144 million, compared with earnings before special items of $79 million for the second quarter of 1995. The 1995 results, after a charge of $109 million for settlement of litigation, were a loss of $30 million. The increase in second quarter earnings in 1996, compared with 1995, reflected higher worldwide crude oil prices and higher domestic natural gas prices. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

Natural gas transmission earnings for the first six months of 1996 were $172 million, compared with $137 million for the same period of 1995. Natural gas transmission earnings for the second quarter of 1996 were $51 million, compared with $62 million for the same period of 1995. The decline in earnings for the second quarter of 1996, compared with the same period of 1995, resulted primarily from lower transport margins, partially offset by lower costs related to the reorganization in late 1995.

Chemical earnings before special items for the first six months of 1996 were $278 million, compared with $621 million for the same period of 1995. The 1996 results, after inclusion of $130 million related to a favorable litigation settlement and a charge of $75 million for additional environmental reserves relating to various existing sites, and the related state tax effects, were $330 million. Chemical earnings before special items for the second quarter of 1996 were $160 million, compared with earnings before special items of $314 million for the second quarter of 1995. The 1996 second quarter results were $212 million after the previously mentioned items. The 1995 results, after inclusion of a $40 million pretax gain related to the sale of assets, were $354 million. The decline in second quarter 1996 earnings resulted primarily from decreased profit margins in petrochemicals and PVC resins. The second quarter of 1996 also reflects the absence of sales and earnings of certain assets divested in 1995. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors. Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products. However, PVC and certain petrochemical prices recently have increased slightly, while others, particularly chlor-alkali, overall have remained firm.

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first six months of 1996, divisional earnings benefited by $45 million from credits allocated. This included credits of $8 million, $24 million and $13 million at oil and gas, natural gas transmission and chemical, respectively. Of the total amount for the first six months of 1996, $23 million was recorded in the second quarter of 1996 as a benefit to divisional earnings, of which $4 million, $12 million and $7 million was recorded at oil and gas, natural gas transmission and chemical, respectively. In the first six months of 1995, divisional earnings benefited by $46 million. The comparable amounts allocated to the divisions were credits of $8 million, $24 million and $14 million at oil and gas, natural gas transmission and chemical, respectively. Of the total amount for the six months of 1995, $23 million was recorded in the second quarter of 1995 as a benefit to divisional earnings, of which $4 million, $12 million and $7 million was recorded at oil and gas, natural gas transmission and chemical, respectively.

Interest expense for the first six months of 1996 was $242 million, compared with $277 million for the same period of 1995. Interest expense for the second quarter of 1996 was $112 million, compared with $133 million for the second quarter of 1995. The lower expense primarily reflected lower average interest rates and lower average debt levels resulting primarily from the redemption on March 15, 1996, of $955 million of 11.75% Senior Debentures.

Occidental and certain of its subsidiaries are parties to various lawsuits, environmental and other proceedings and claims, some of which involve substantial amounts. See Note 9 to the consolidated condensed financial statements. Occidental also has commitments under contracts, guarantees and joint ventures and certain other contingent liabilities. See Note 10 to the consolidated condensed financial statements. In management's opinion, after taking into account reserves, none of these matters should have a material adverse effect upon Occidental's consolidated financial position or results of operations in any given year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $746 million for the first six months of 1996, compared with $695 million for the same period of 1995. The 1996 noncash charges included the previously mentioned $130 million favorable litigation settlement, partially offset by the $75 million charge for additional environmental reserves. The 1995 noncash charges included the previously mentioned $109 million settlement of litigation. The 1996 and 1995 noncash charges also included employee benefit plans expense and various other charges.

Occidental's net cash used by investing activities was $500 million for the first six months of 1996, compared with cash provided of $272 million for the same period of 1995. Capital expenditures were $508 million in 1996, including $339 million in oil and gas, $69 million in natural gas transmission and $90 million in chemical. Capital expenditures were $380 million in 1995, including $260 million in oil and gas, $41 million in natural gas transmission and $79 million in chemical. The increase in 1996 from 1995 reflected higher spending in oil and gas, primarily in Peru, Qatar and Yemen. Net proceeds from the sale of businesses and disposals of property, plant and equipment for the first six months of 1996 totaled $32 million, which primarily reflected the proceeds from the sale of its on-shore drilling and well servicing subsidiary. Net proceeds from the sale of businesses and disposals of property, plant and equipment for the first six months of 1995 totaled $613 million, which primarily reflected the proceeds from the sale of Occidental's high density polyethylene business
(HDPE), its PVC facility at Addis, Louisiana and the sale of a portion of Occidental's oil and gas operation in Pakistan.

Financing activities used net cash of $653 million in the first six months of 1996, compared with $781 million for the same period of 1995. The 1996 amount reflected net cash used of $465 million to reduce short-term and long-term debt, net of proceeds from borrowings, primarily for the redemption of the 11.75% Senior Debentures, and the payment of dividends of $206 million. In 1995, repayments of debt, net of proceeds from borrowings, resulted in net cash used of $605 million to reduce long-term debt. Additionally, dividend payments were $200 million.

For 1996, Occidental expects that cash generated from operations and asset sales will be more than adequate to meet its operating requirements, capital spending and dividend payments. Excess cash generated is expected to be applied to debt and liability reduction. Occidental also has substantial borrowing capacity to meet unanticipated cash requirements.

At June 30, 1996, Occidental's working capital was a negative $108 million, compared with a negative $138 million at December 31, 1995. Available but unused lines of committed bank credit totaled approximately $2.1 billion at June 30, 1996, compared with $2.6 billion at December 31, 1995.

Receivables at June 30, 1996 include the accrual for litigation settlements previously mentioned.

Equity investments at June 30, 1996 include the interest in INDSPEC Holding Corporation (INDSPEC) as discussed below.

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

In April 1996, Occidental completed the sale of its subsidiary which engages in on-shore drilling and servicing of oil and gas wells for approximately $32 million. In addition, certain assets of its international phosphate fertilizer trading operation were sold for approximately $20 million. Also in April, Occidental completed the acquisition of a 64 percent equity interest in INDSPEC for approximately $87 million in common stock. Under the terms of the transaction, INDSPEC's management and employees retained voting control of INDSPEC. None of these transactions resulted in a material gain or loss.

On July 1, 1996, Occidental redeemed all of its outstanding $300 million principal amount of its 9.625% Senior Notes, which were due July 1, 1999, at a redemption price of 100% of the principal amount. Also, on July 22, 1996, Occidental announced that a judgment of $742 million had been entered in favor of its OXY USA subsidiary against Chevron USA by the state district court in Tulsa, Oklahoma. The unanimous verdict was for approximately $229 million in compensatory damages for breach of a 1982 merger agreement and interest on these damages from 1982 to the date of judgment. Chevron announced they will appeal the case. In addition, on July 30, 1996, Occidental announced the sale of its royalty oil interests in the Congo for $215 million to the Republic of the Congo. Occidental acquired the royalty interest in 1993 and continues to hold exploration rights to two blocks in the country. There will be no material gain or loss as a result of this transaction.


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

As of June 30, 1996, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 290 Superfund or comparable state sites. (This number does not include 61 sites where Occidental has been successful in resolving its involvement.) The 290 sites include 80 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability, and two sites at which the extent of such retained liability is disputed. Of the remaining 208 sites, Occidental has had no communication or activity with government agencies or other PRPs in four years at 39 sites, has denied involvement at 30 sites and has yet to determine involvement in 24 sites. With respect to the remaining 115 of these sites, Occidental is in various stages of evaluation. For 105 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 105 sites include 38 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 10 of the 115 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

                          PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1995 Annual Report on Form 10-K and Note 9 to the consolidated condensed financial statements in Part I hereof.

In 1991, Continental Trend Resources obtained a jury verdict against OXY USA Inc. ("OXY USA") in the U.S. District Court for the Western District of Oklahoma for $269,000 in actual damages and $30,000,000 in punitive damages for tortious interference with contract. In 1995, the U.S. Court of Appeals of the 10th Circuit affirmed the subsequent judgment and OXY USA petitioned the U.S. Supreme Court for a writ of certiorari. On May 28, 1996, the Supreme Court granted OXY USA's petition, vacated the judgment and remanded the case to the Court of Appeals for further consideration in light of its decision in BMW of North
                                                              ------------
America v. Gore, 116 S.Ct. 1872 (1996).
- ---------------


ENVIRONMENTAL PROCEEDINGS

OxyChem has agreed with the U.S. Department of Justice and the U.S. Environmental Protection Agency to settle an enforcement matter involving alleged violations of Clean Air Act regulations for asbestos at its chlor-alkali facility in Taft, Louisiana. The settlement terms call for OxyChem to pay civil penalties of approximately $113,000 for alleged violations of recordkeeping, monitoring and maintenance requirements in 1991 and 1992.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (amends Form previously filed as Exhibit 99.2 to Occidental's Registration Statement on Form S-8, File No. 33-64719 and incorporated by reference as Exhibit 10.29 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210)

               10.2 Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (amends Form previously filed as Exhibit 99.3 to Occidental's Registration Statement on Form S-8, File No. 33-64719 and incorporated by reference as Exhibit 10.30 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210)

               11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 1996 and 1995

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 1996 and 1995 and the five years ended December 31, 1995

               27 Financial data schedule for the six month period ended June 30, 1996 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)


          (b)  Reports on Form 8-K

               During the quarter ended June 30, 1996, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated April 17, 1996 (date of earliest event reported), filed on April 19, 1996, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended March 31, 1996

               2. Current Report on Form 8-K dated April 19, 1996 (date of earliest event reported), filed on April 22, 1996, for the purpose of reporting, among other things, under Item 5, the price of Occidental's common stock determined for the approximately 3.4 million shares to be issued in the exchange offers for INDSPEC Holding Corporation

               From June 30, 1996 to the date hereof, Occidental filed the following Current Report on Form 8-K:

               1. Current Report on Form 8-K dated July 22, 1996 (date of earliest event reported), filed on July 23, 1996, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended June 30, 1996

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              OCCIDENTAL PETROLEUM CORPORATION



DATE:  August 12, 1996        S. P. Dominick, Jr.
                              --------------------------------------------------
                              S. P. Dominick, Jr., Vice President and Controller
                              (Chief Accounting and Duly Authorized Officer)

                                 EXHIBIT INDEX


EXHIBITS
- --------


  10.1 Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (amends Form previously filed as
          Exhibit 99.2 to Occidental's Registration Statement on Form S-8, File No. 33-64719 and incorporated by reference as Exhibit 10.29 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210)

  10.2 Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (amends Form previously filed as
          Exhibit 99.3 to Occidental's Registration Statement on Form S-8, File No. 33-64719 and incorporated by reference as Exhibit 10.30 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210)

  11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 1996 and 1995

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 1996 and 1995 and the five years ended December 31, 1995

  27 Financial data schedule for the six month period ended June 30, 1996 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)