Form 10-Q
period 1996-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 1996-11-13
CIK 797468

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                                  Yes  X    No
                                     -----    -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at September 30, 1996
   ---------------------------                 ---------------------------------
   Common stock $.20 par value                        328,906,609 shares

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS

                                                                                 PAGE
PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Condensed Balance Sheets --
                      September 30, 1996 and December 31, 1995                    2

                  Consolidated Condensed Statements of Operations --
                      Three and nine months ended September 30, 1996 and 1995     4

                  Consolidated Condensed Statements of Cash Flows --
                      Nine months ended September 30, 1996 and 1995               5

                  Notes to Consolidated Condensed Financial Statements            6

          Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                        11



PART II   OTHER INFORMATION

          Item 1. Legal Proceedings                                              16

          Item 6. Exhibits and Reports on Form 8-K                               16

                        PART I   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                     OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Amounts in millions)

                                                                          1996         1995
=================================================================    =========    =========
ASSETS

CURRENT ASSETS

  Cash and cash equivalents (Note 5)                                 $     135    $     520

  Receivables, net                                                         938          891

  Inventories (Note 6)                                                     610          647

  Prepaid expenses and other                                               328          461
                                                                     ---------    ---------

    Total current assets                                                 2,011        2,519


LONG-TERM RECEIVABLES, net                                                 140          158


EQUITY INVESTMENTS (Note 12)                                             1,029          927


PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation, depletion and amortization of $9,268
  at September 30, 1996 and $8,837 at December 31, 1995 (Note 7)        13,794       13,867

OTHER ASSETS                                                               360          344

                                                                     ---------    ---------
                                                                     $  17,334    $  17,815
=================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

                         OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED BALANCE SHEETS
                              SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                       (Amounts in millions)

                                                                                  1996         1995
=========================================================================    =========    =========
LIABILITIES AND EQUITY

CURRENT LIABILITIES

  Current maturities of senior funded debt and capital lease liabilities     $      28    $     522

  Notes payable                                                                     67           16

  Accounts payable                                                                 888          859

  Accrued liabilities                                                            1,052        1,168

  Domestic and foreign income taxes                                                126           92
                                                                             ---------    ---------
    Total current liabilities                                                    2,161        2,657
                                                                             ---------    ---------
SENIOR FUNDED DEBT, net of current maturities and unamortized discount           4,570        4,819
                                                                             ---------    ---------
DEFERRED CREDITS AND OTHER LIABILITIES

  Deferred and other domestic and foreign income taxes                           2,530        2,620

  Other                                                                          3,004        3,089
                                                                             ---------    ---------
                                                                                 5,534        5,709
                                                                             ---------    ---------

NONREDEEMABLE PREFERRED STOCK, COMMON STOCK AND
  OTHER STOCKHOLDERS' EQUITY

  Nonredeemable preferred stock, stated at liquidation value                     1,325        1,325

  Common stock, at par value                                                        66           64

  Other stockholders' equity

    Additional paid-in capital                                                   4,564        4,631

    Retained earnings(deficit)                                                    (893)      (1,402)

    Cumulative foreign currency translation adjustments                              7           12
                                                                             ---------    ---------
                                                                                 5,069        4,630
                                                                             ---------    ---------
                                                                             $  17,334    $  17,815
=========================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

                             OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Amounts in millions, except per-share amounts)

                                                              Three Months Ended         Nine Months Ended
                                                                    September 30              September 30
                                                          ----------------------    ----------------------
                                                               1996         1995         1996         1995
======================================================    =========    =========    =========    =========
REVENUES
  Net sales and operating revenues
    Oil and gas operations                                $   1,148    $     779    $   2,780    $   2,240
    Natural gas transmission operations                         554          454        1,777        1,460
    Chemical operations                                       1,084        1,325        3,210        4,253
    Other                                                        --           (1)          (2)          (3)
                                                          ---------    ---------    ---------    ---------
                                                              2,786        2,557        7,765        7,950
  Interest, dividends and other income                           63           31          233           78
  Gains on asset dispositions, net                                1           (2)           5           44
  Income from equity investments (Note 12)                       21           29           64           87
                                                          ---------    ---------    ---------    ---------
                                                              2,871        2,615        8,067        8,159
                                                          ---------    ---------    ---------    ---------
COSTS AND OTHER DEDUCTIONS
  Cost of sales                                               2,162        1,958        5,870        5,931
  Selling, general and administrative and other
    operating expenses                                          322          241          779          837
  Environmental remediation                                       6            5           94           16
  Exploration expense                                            31           13           78           63
  Interest and debt expense, net                                115          147          375          436
                                                          ---------    ---------    ---------    ---------
                                                              2,636        2,364        7,196        7,283
                                                          ---------    ---------    ---------    ---------
Income(loss) before taxes                                       235          251          871          876
Provision for domestic and foreign income and
  other taxes (Note 11)                                          41          112          332          372
                                                          ---------    ---------    ---------    ---------
Income before extraordinary gain(loss), net                     194          139          539          504

Extraordinary gain(loss), net (Note 3)                           --           --          (30)          --
                                                          ---------    ---------    ---------    ---------
NET INCOME(LOSS)                                                194          139          509          504

Preferred dividends                                             (23)         (24)         (69)         (70)
                                                          ---------    ---------    ---------    ---------
EARNINGS(LOSS) APPLICABLE TO
  COMMON STOCK                                            $     171    $     115    $     440    $     434
                                                          =========    =========    =========    =========
PRIMARY EARNINGS PER COMMON SHARE
  Income before extraordinary gain(loss), net             $     .53    $     .36    $    1.46    $    1.37
  Extraordinary gain(loss), net                                  --           --         (.09)          --
                                                          ---------    ---------    ---------    ---------
Primary earnings(loss) per common share                   $     .53    $     .36    $    1.37    $    1.37
                                                          =========    =========    =========    =========
FULLY DILUTED EARNINGS PER COMMON SHARE
  Income before extraordinary gain(loss), net             $     .50    $     .36    $    1.41    $    1.33
  Extraordinary gain(loss), net                                  --           --         (.08)          --
                                                          ---------    ---------    ---------    ---------
Fully diluted earnings(loss) per common share             $     .50    $     .36    $    1.33    $    1.33
                                                          =========    =========    =========    =========
DIVIDENDS PER SHARE OF COMMON STOCK                       $     .25    $     .25    $     .75    $     .75
                                                          =========    =========    =========    =========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                          325.3        318.6        322.4        318.0
======================================================    =========    =========    =========    =========
The accompanying notes are an integral part of these financial statements.

                            OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                          (Amounts in millions)

                                                                                       1996         1995
==============================================================================    =========    =========
CASH FLOW FROM OPERATING ACTIVITIES
  Net income(loss)                                                                $     509    $     504
  Adjustments to reconcile income to net cash provided by operating activities
    Extraordinary (gain)loss, net                                                        30           --
    Depreciation, depletion and amortization of assets                                  687          708
    Deferred income tax provision                                                         7           54
    Other noncash charges to income                                                     271          167
    Gains on asset dispositions, net                                                     (5)         (44)
    Income from equity investments                                                      (64)         (87)
    Exploration expense                                                                  78           63
  Changes in operating assets and liabilities                                          (110)        (357)
  Other operating, net                                                                 (153)        (104)
                                                                                  ---------    ---------
    Net cash provided by operating activities                                         1,250          904
                                                                                  ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                                                 (780)        (606)
  Proceeds from disposal of property, plant and equipment, net                          213          171
  Buyout of operating leases                                                             --         (141)
  Purchase of businesses                                                                (18)          --
  Sale of businesses, net                                                                24          469
  Other investing, net                                                                  (46)          86
                                                                                  ---------    ---------
    Net cash used by investing activities                                              (607)         (21)
                                                                                  ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from senior funded debt                                                       11          218
  Net proceeds from commercial paper and revolving credit agreements                    531         (528)
  Payments on senior funded debt and capital lease liabilities                       (1,340)        (316)
  Proceeds from issuance of common stock                                                 18           23
  Proceeds(payments) of notes payable                                                    51           (4)
  Cash dividends paid                                                                  (309)        (303)
  Other financing, net                                                                   10           16
                                                                                  ---------    ---------
    Net cash used by financing activities                                            (1,028)        (894)
                                                                                  ---------    ---------
Increase(decrease) in cash and cash equivalents                                        (385)         (11)
Cash and cash equivalents--beginning of period                                          520          129
                                                                                  ---------    ---------
Cash and cash equivalents--end of period                                          $     135    $     118
==============================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1996


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

    In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of September 30, 1996 and the consolidated results of operations for the three and nine months then ended and the consolidated cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 30, 1996 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

    Certain financial statements and notes for the prior year have been changed to conform to the 1996 presentation.

    Reference is made to Note 1 to the consolidated financial statements incorporated by reference in the 1995 Form 10-K for a summary of significant accounting policies.


2.  Asset Acquisitions and Dispositions

    In April 1996, Occidental completed the acquisition of a 64 percent equity interest in INDSPEC Holding Corporation (INDSPEC) for approximately $87 million in common stock. Under the terms of the transaction, INDSPEC's management and employees retained voting control of INDSPEC. Also in April, Occidental completed the sale of its subsidiary which engages in on-shore drilling and servicing of oil and gas wells for approximately $32 million. In addition, certain assets of its international phosphate fertilizer trading operations were sold for notes receivable of approximately $20 million. In July, Occidental sold its royalty oil interests in the Congo for $215 million to the Republic of the Congo. None of these transactions resulted in a material gain or loss.

    In August 1996, Occidental acquired three specialty chemical operations-- Laurel Industries, Inc., Natural Gas Odorizing, Inc. and a plant from Power Silicates Manufacturing, Inc.--in three separate transactions for approximately $146 million, of which approximately $127 million was in Occidental common stock.


3.  Extraordinary Gain(Loss)

    The 1996 nine month results included a net extraordinary loss of $30 million, which resulted from the early retirement of high-coupon debt.

4.  Supplemental Cash Flow Information

    Cash payments during the nine months ended September 30, 1996 and 1995 included federal, foreign and state income taxes of approximately $186 million and $221 million, respectively. Interest paid (net of interest capitalized) totaled approximately $383 million and $450 million for the nine month periods ended September 30, 1996 and 1995, respectively.


5.  Cash and Cash Equivalents

    Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $190 million and $620 million at September 30, 1996 and December 31, 1995, respectively. The reduction in cash equivalents reflected the use of cash for the redemption of the 11.75% Senior Debentures in March 1996.

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


6.  Inventories

    A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

         Balance at                 September 30, 1996    December 31, 1995
         =======================    ==================    =================

         Raw materials                  $     113             $     116
         Materials and supplies               185                   180
         Work in progress                      18                    17
         Finished goods                       342                   363
                                        ---------             ---------
                                              658                   676
         LIFO reserve                         (48)                  (29)
                                        ---------             ---------
         Total                          $     610             $     647
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

    The provision for federal income tax in 1996 is benefited by approximately $100 million from a reduction in the deferred tax asset valuation allowance due to the increase in likelihood regarding the realization of specific deferred tax assets.

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


12. Investments

    Investments in companies in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At September 30, 1996, Occidental's equity investments consisted primarily of joint-interest pipelines, including a pipeline in the Dutch sector of the North Sea, a 30 percent investment in the common shares of Canadian Occidental Petroleum Ltd. and various chemical partnerships. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                     Periods Ended September 30
                               ------------------------------------------------
                                         Three Months               Nine Months
                               ----------------------    ----------------------
                                    1996         1995         1996         1995
                               =========    =========    =========    =========
     Revenues                  $     214    $     202    $     634    $     606
     Costs and expenses              193          173          570          519
                               ---------    ---------    ---------    ---------
     Net income                $      21    $      29    $      64    $      87
                               =========    =========    =========    =========


13. Summarized Financial Information of Wholly Owned Subsidiary

    Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY
    USA). The following tables present summarized financial information for OXY USA (in millions):

                                                     Periods Ended September 30
                               ------------------------------------------------
                                         Three Months               Nine Months
                               ----------------------    ----------------------
                                    1996         1995         1996         1995
                               =========    =========    =========    =========
     Revenues                  $     254    $     175    $     732    $     537
     Costs and expenses              230          194          658          552
                               ---------    ---------    ---------    ---------
     Net income                $      24    $     (19)   $      74    $     (15)
                               =========    =========    =========    =========

     Balance at                         September 30, 1996    December 31, 1995
     ===============================    ==================    =================
     Current assets                         $     123             $     206
     Intercompany receivable                $     428             $     323
     Noncurrent assets                      $   2,018             $   2,057
     Current liabilities                    $     221             $     244
     Interest bearing note to parent        $     105             $     121
     Noncurrent liabilities                 $   1,232             $   1,283
     Stockholders' equity                   $   1,011             $     938
     -------------------------------    ------------------    -----------------

14. Subsequent Events

    On November 4, 1996, Occidental redeemed all of the outstanding $150 million principal amount of its Floating Rate Senior Notes which were due November 4, 1999 at a redemption price of 100% of the principal amount, and the notes were replaced with lower-cost debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Occidental's net income for the first nine months of 1996 totaled $509 million, on net sales and operating revenues of $7.8 billion, compared with net income of $504 million, on net sales and operating revenues of $8.0 billion, for the same period of 1995. Occidental's net income for the third quarter of 1996 was $194 million, on net sales and operating revenues of $2.8 billion, compared with $139 million, on net sales and operating revenues of $2.6 billion, for the same period of 1995. Primary earnings per common share were $1.37 for the first nine months of 1996, compared with $1.37 for the same period of 1995. Primary earnings per common share were $.53 for the third quarter of 1996, compared with $.36 for the same period of 1995.

The decrease in net sales and operating revenues for the nine months of 1996, compared with the same period of 1995, reflected the impact of reduced chemical prices, primarily for petrochemicals and PVC resins, partially offset by higher worldwide crude oil prices, higher domestic natural gas prices and higher crude oil trading revenues.

Interest, dividends and other income for the nine months of 1996 includes $170 million received for a litigation settlement related to Love Canal.

Income from equity investments decreased for the third quarter of 1996, compared with the similar period of 1995. The decrease in 1996 primarily reflected lower equity earnings from chemical investments.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):


                                                                          Periods Ended September 30
                                                    ------------------------------------------------
                                                              Three Months               Nine Months
                                                    ----------------------    ----------------------
                                                         1996         1995         1996         1995
                                                    =========    =========    =========    =========
   DIVISIONAL NET SALES
     Oil and gas                                    $   1,148    $     779    $   2,780    $   2,240
     Natural gas transmission                             554          454        1,777        1,460
     Chemical                                           1,084        1,325        3,210        4,253
     Other                                                 --           (1)          (2)          (3)
                                                    ---------    ---------    ---------    ---------
   NET SALES                                        $   2,786    $   2,557    $   7,765    $   7,950
                                                    =========    =========    =========    =========
   DIVISIONAL EARNINGS
     Oil and gas                                    $      20    $      46    $     325    $      76
     Natural gas transmission                              49           54          221          191
     Chemical                                             228          252          558          913
                                                    ---------    ---------    ---------    ---------
                                                          297          352        1,104        1,180
   UNALLOCATED CORPORATE ITEMS
     Interest expense, net                               (107)        (133)        (349)        (410)
     Income taxes, administration and other                 4          (80)        (216)        (266)
                                                    ---------    ---------    ---------    ---------

   INCOME BEFORE EXTRAORDINARY GAIN(LOSS), NET            194          139          539          504

   Extraordinary gain(loss), net                           --           --          (30)          --
                                                    ---------    ---------    ---------    ---------
   NET INCOME                                       $     194    $     139    $     509    $     504
                                                    =========    =========    =========    =========

Selling, general and administrative and other operating expenses were $779 million for the first nine months of 1996, compared with $837 million for the same period of 1995. Environmental remediation was $94 million for the first nine months of 1996 which included a second quarter charge of $75 million for additional environmental reserves, compared with $16 million for the same period of 1995. The 1996 amount included a third quarter charge of $105 million for the write-down in an oil and gas project in the Republic of Komi. The 1995 amount included a second quarter charge of $109 million for settlement of litigation.

The provision for income taxes was $332 million for the first nine months of 1996, compared with $372 million for the same period of 1995 and $41 million for the third quarter of 1996, compared with $112 million for the third quarter of 1995. Both periods of 1996 benefited by approximately $100 million for a reduction in the deferred tax asset valuation allowance. This was partially offset by a slightly higher effective tax rate for 1996.

Oil and gas earnings before special items for the first nine months of 1996 were $430 million, compared with $185 million for the same period of 1995. Oil and gas earnings before special items for the third quarter of 1996 were $125 million, compared with $46 million for the third quarter of 1995. The third quarter 1996 results, after inclusion of the $105 million write-down as previously discussed, were $20 million. The 1995 first nine months results included a charge of $109 million for settlement of litigation. The increase in third quarter earnings in 1996, compared with 1995, reflected higher worldwide crude oil prices and higher domestic natural gas prices partially offset by higher exploration expense. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

Natural gas transmission earnings for the first nine months of 1996 were $221 million, compared with $191 million for the same period of 1995. Natural gas transmission earnings for the third quarter of 1996 were $49 million, compared with $54 million for the same period of 1995. The decline in earnings for the third quarter of 1996, compared with the same period of 1995, resulted primarily from lower transport margins, partially offset by higher liquid processing margins and lower costs related to the reorganization in late 1995.

Chemical earnings before special items for the first nine months of 1996 were $468 million, compared with $873 million for the same period of 1995. The 1996 results, after inclusion of $170 million related to favorable litigation settlements and a charge of $75 million for additional environmental reserves relating to various existing sites, and the related state tax effects, were $558 million. The 1995 results, after inclusion of a $40 million pretax gain related to the sale of assets, were $913 million. Chemical earnings before special items for the third quarter of 1996 were $190 million, compared with $252 million for the third quarter of 1995. The 1996 third quarter results were $228 million after inclusion of $40 million related to a favorable litigation settlement and the related state tax effects. The decline in third quarter 1996 earnings resulted primarily from decreased profit margins in petrochemicals, PVC resins and caustic soda, partially reduced by improvements in profits from specialty chemicals. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors. Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products. However, PVC and certain petrochemical prices recently have increased slightly.

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first nine months of 1996, divisional earnings benefited by $67 million from credits allocated. This included credits of $11 million, $36 million and $20 million at oil and gas, natural gas transmission and chemical, respectively. Of the total amount for the first nine months of 1996, $22 million was recorded in the third quarter of 1996 as a benefit to divisional earnings, of which $3 million, $12 million and $7 million was recorded at oil and gas, natural gas transmission and chemical, respectively. In the first nine months of 1995, divisional earnings benefited by $68 million. The comparable amounts allocated to the divisions were credits of $12 million, $36 million and $20 million at oil and gas, natural gas transmission and chemical, respectively. Of the total amount for the nine months of 1995, $22 million was recorded in the third quarter of 1995 as a benefit to divisional earnings, of which $4 million, $12 million and $6 million was recorded at oil and gas, natural gas transmission and chemical, respectively.

Interest expense for the first nine months of 1996 was $349 million, compared with $410 million for the same period of 1995. Interest expense for the third quarter of 1996 was $107 million, compared with $133 million for the third quarter of 1995. The decline in interest expense is primarily attributable to lower average interest rates and lower average debt levels resulting primarily from redemptions of high-coupon debt.

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


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $1,250 million for the first nine months of 1996, compared with $904 million for the same period of 1995. The 1996 noncash charges included $105 million for the write-down in an oil and gas project in the Republic of Komi and $75 million for additional environmental reserves, partially offset by a $39 million favorable litigation settlement. The 1996 and 1995 noncash charges also included employee benefit plans expense and various other charges.

Occidental's net cash used by investing activities was $607 million for the first nine months of 1996, compared with $21 million for the same period of 1995. Capital expenditures were $780 million in 1996, including $510 million in oil and gas, $102 million in natural gas transmission and $154 million in chemical. Capital expenditures were $606 million in 1995, including $374 million in oil and gas, $93 million in natural gas transmission and $132 million in chemical. The increase in 1996 from 1995 reflected higher spending in oil and gas, primarily in Peru and Qatar. Net proceeds from the sale of businesses and disposals of property, plant and equipment for the first nine months of 1996 totaled $237 million, which primarily reflected the proceeds from the sale of Occidental's royalty interest in the Congo and an on-shore drilling and well servicing subsidiary. Net proceeds from the sale of businesses and disposals of property, plant and equipment for the first nine months of 1995 totaled $640 million, which primarily reflected the proceeds from the sale of Occidental's high density polyethylene business (HDPE), its PVC facility at Addis, Louisiana and the sale of a portion of Occidental's oil and gas operation in Pakistan.

Financing activities used net cash of $1,028 million in the first nine months of 1996, compared with $894 million for the same period of 1995. The 1996 amount reflected net cash used of $747 million to reduce short-term and long-term debt, net of proceeds from borrowings, primarily for the redemptions of the 11.75% Senior Debentures and the 9.625% Senior Notes, and the payment of dividends of $309 million. In 1995, repayments of debt, net of proceeds from borrowings, resulted in net cash used of $630 million to reduce long-term debt. Additionally, dividend payments were $303 million.

For 1996, Occidental expects that cash generated from operations and asset sales will be more than adequate to meet its operating requirements, capital spending and dividend payments. Excess cash generated is expected to be applied to debt and liability reduction. Occidental also has substantial borrowing capacity to meet unanticipated cash requirements.

At September 30, 1996, Occidental's working capital was a negative $150 million, compared with a negative $138 million at December 31, 1995. Available but unused lines of committed bank credit totaled approximately $2.0 billion at September 30, 1996, compared with $2.6 billion at December 31, 1995.

Receivables at September 30, 1996 include the accrual for litigation settlements previously mentioned.

Equity investments at September 30, 1996 include the interest in INDSPEC Holding Corporation (INDSPEC) as discussed below.

Current maturities of senior funded debt and capital lease liabilities decreased primarily as a result of the redemption of the 11.75% Senior Debentures in March 1996.

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

In April 1996, Occidental completed the sale of its subsidiary which engages in on-shore drilling and servicing of oil and gas wells for approximately $32 million. In addition, certain assets of its international phosphate fertilizer trading operation were sold for notes receivable of approximately $20 million. Also in April, Occidental completed the acquisition of a 64 percent equity interest in INDSPEC for approximately $87 million in common stock. Under the terms of the transaction, INDSPEC's management and employees retained voting control of INDSPEC. None of these transactions resulted in a material gain or loss.

In August 1996, Occidental acquired three specialty chemical operations--Laurel Industries, Inc., Natural Gas Odorizing, Inc. and a plant from Power Silicates Manufacturing, Inc.--in three separate transactions for approximately $146 million, of which approximately $127 million was in Occidental common stock.

On November 4, 1996, Occidental redeemed all of the outstanding $150 million principal amount of its Floating Rate Senior Notes which were due November 4, 1999 at a redemption price of 100% of the principal amount, and the notes were replaced with lower-cost debt.


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

As of September 30, 1996, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 291 Superfund or comparable state sites. (This number does not include 65 sites where Occidental has been successful in resolving its involvement.) The 291 sites include 80 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability, and 2 sites at which the extent of such retained liability is disputed. Of the remaining 209 sites, Occidental has had no communication or activity with government agencies or other PRPs in three years at 38 sites, has denied involvement at 33 sites and has yet to determine involvement in 24 sites. With respect to the remaining 114 of these sites, Occidental is in various stages of evaluation. For 104 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 104 sites include 37 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 10 of the 114 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

                          PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1995 Annual Report on Form 10-K,
Item 1 of Part II of Occidental's Quarterly Report on Form 10-Q for the quarterly period ended March 31 and June 30, 1996 and Note 10 to the consolidated condensed financial statements in Part I hereof.


ENVIRONMENTAL PROCEEDINGS

On September 30, 1996, the Environmental Protection Agency filed an administrative Complaint against Natural Gas Odorizing, Inc., which was recently acquired by Occidental, alleging failure to file during 1994 an Inventory Update Report under the Toxic Substance Control Act regarding its facility in Baytown, Texas and proposing a "civil" penalty of $136,000. A settlement conference has been tentatively scheduled.

On October 1, 1996, the West Virginia Division of Environmental Protection filed a civil action in the Circuit Court, Kanawha County, West Virginia against Occidental Chemical Corporation (OCC) alleging numerous violations of hazardous waste management regulations at its Belle Plant from October 1994 to September 1995. The Complaint seeks civil penalties of $25,000 per day and injunctive relief requiring correction of the alleged violations. OCC will contest the allegations and proposed civil penalties.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Agreement, dated September 9, 1996, between Occidental and David R. Martin

               10.2 Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1,
                     1996)

               11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 1996 and 1995

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 1996 and 1995 and the five years ended December 31, 1995

               27 Financial data schedule for the nine month period ended September 30, 1996 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)

          (b)  Reports on Form 8-K

               During the quarter ended September 30, 1996, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated July 22, 1996 (date of earliest event reported), filed on July 23, 1996, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended June 30, 1996

               From September 30, 1996 to the date hereof, Occidental filed the following Current Report on Form 8-K:

               1. Current Report on Form 8-K dated October 17, 1996 (date of earliest event reported), filed on October 18, 1996, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended September 30, 1996

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              OCCIDENTAL PETROLEUM CORPORATION



DATE:  November 13, 1996      S. P. Dominick, Jr.
                              --------------------------------------------------
                              S. P. Dominick, Jr., Vice President and Controller
                              (Chief Accounting and Duly Authorized Officer)

                                 EXHIBIT INDEX


EXHIBITS
--------


  10.1    Agreement, dated September 9, 1996, between Occidental and David R.
          Martin

  10.2 Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1996)

  11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 1996 and 1995

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 1996 and 1995 and the five years ended December 31, 1995

  27 Financial data schedule for the nine month period ended September 30, 1996 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)