Form 10-K405
period 1996-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 1997-03-20
CIK 797468

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
               [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
             [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM      TO
                         COMMISSION FILE NUMBER 1-9210

                               ----------------

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

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------         -----------------------------------------
      10 1/8% Senior Notes due 2001         New York Stock Exchange
      10 1/8% Senior Debentures due
       2009                                 New York Stock Exchange
      11 1/8% Senior Debentures due
       2019                                 New York Stock Exchange
       9 1/4% Senior Debentures due
       2019                                 New York Stock Exchange
      $3.00 Cumulative CXY-Indexed
       Convertible Preferred Stock          New York Stock Exchange
      Common Stock                          New York Stock Exchange,
                                             Pacific Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

  Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X]  NO __

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               ----------------

  At March 7, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $8.5 billion, based on the New York Stock Exchange composite tape closing price of $25.375 per share of Common Stock (assuming conversion of all outstanding shares of Occidental's $3.875 Cumulative Convertible Voting Preferred Stock, par value $1.00 per share) on March 7, 1997. Shares of Common Stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  At March 7, 1997, there were 329,754,982 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Annual Report for the year ended December 31, 1996, are incorporated by reference into Parts I and II. Portions of the registrant's definitive Proxy Statement filed in connection with its April 25, 1997, Annual Meeting of Stockholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I

ITEMS 1 AND 2 Business and Properties......................................   1

  General..................................................................   1

  Oil and Gas Operations...................................................   1

  Natural Gas Transmission Operations......................................   7

  Chemical Operations......................................................  11

  Capital Expenditures.....................................................  15

  Employees................................................................  15

  Environmental Regulation.................................................  15

ITEM 3 Legal Proceedings...................................................  16

  Environmental Proceedings................................................  16

ITEM 4 Submission of Matters to a Vote of Security Holders.................  17

  Executive Officers of the Registrant.....................................  17

PART II

ITEM 5 Market for Registrant's Common Equity and Related Stockholder Mat-
 ters......................................................................  19

ITEM 6 Selected Financial Data.............................................  20

ITEM 7 Management's Discussion and Analysis of Financial Condition and Re-
 sults of Operations.......................................................  20

ITEM 8 Financial Statements and Supplementary Data.........................  21

ITEM 9 Changes in and Disagreements With Accountants on Accounting and Fi-
 nancial Disclosure........................................................  24

PART III

ITEM 10 Directors and Executive Officers of the Registrant.................  24

ITEM 11 Executive Compensation.............................................  24

ITEM 12 Security Ownership of Certain Beneficial Owners and Management.....  24

ITEM 13 Certain Relationships and Related Transactions.....................  24

PART IV

ITEM 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K....  24


                                      (i)

                                    PART I

ITEMS 1 AND 2 BUSINESS AND PROPERTIES

GENERAL

  Occidental Petroleum Corporation, a Delaware corporation ("Occidental"), explores for, develops, produces and markets crude oil and natural gas; engages in interstate and intrastate natural gas transmission and marketing; and manufactures and markets a variety of basic chemicals, petrochemicals, polymers and plastics and specialty chemicals. Occidental conducts its principal operations through three subsidiaries: Occidental Oil and Gas Corporation, MidCon Corp. and Occidental Chemical Corporation. Occidental's executive offices are located at 10889 Wilshire Boulevard, Los Angeles, California 90024; telephone (310) 208-8800.

  Occidental was organized in April 1986 and, as the result of a reorganization effective May 21, 1986, became the successor to a California corporation of the same name organized in 1920. As used herein, the term "Occidental" refers to Occidental alone or together with one or more of its subsidiaries.

  Occidental's principal businesses constitute three industry segments, the operations of which are described below. For information with respect to the revenues, net income and assets of Occidental's industry segments and of its operations in various geographic areas for each of the three years in the period ended December 31, 1996, see Note 17 to the Consolidated Financial Statements of Occidental ("Consolidated Financial Statements"), which are included in Occidental's 1996 Annual Report ("1996 Annual Report") and are incorporated by reference in Item 8 of this report, and the information appearing under the caption "Management's Discussion and Analysis," which is included in the 1996 Annual Report and is incorporated by reference in Item 7 of this report. Throughout this report, portions of the 1996 Annual Report are incorporated by reference. These portions of the 1996 Annual Report are included as Exhibit 13 to this report.

OIL AND GAS OPERATIONS

Exploration and Production

  GENERAL Through Occidental Oil and Gas Corporation and its subsidiaries, and its approximate 30 percent equity interest in Canadian Occidental Petroleum Ltd. ("CanadianOxy"), Occidental produces or participates in the production of crude oil, condensate and natural gas in the United States, Canada, Colombia, Ecuador, the Dutch and United Kingdom sectors of the North Sea, Oman, Pakistan, Peru, Qatar, Russia, Venezuela and Yemen. Occidental is continuing its development programs for certain existing fields in certain of these countries and also is conducting exploration activities in several of these countries as well as in other countries.

                COMPARATIVE OIL AND GAS RESERVES AND PRODUCTION

      (Oil in millions of barrels; natural gas in billions of cubic feet)

                                1996             1995             1994
                          ---------------- ---------------- ----------------
                          OIL  GAS  TOTAL* OIL  GAS  TOTAL* OIL  GAS  TOTAL*
                          --- ----- ------ --- ----- ------ --- ----- ------
International Reserves    694   840    834 734   639    841 700   354    759
U.S. Reserves             203 1,744    494 196 1,821    499 218 1,979    548
                          --- ----- ------ --- ----- ------ --- ----- ------
  Total                   897 2,584  1,328 930 2,460  1,340 918 2,333  1,307
                          === ===== ====== === ===== ====== === ===== ======
International Production   84    42     91  78    46     86  65    19     68
U.S. Production            21   220     58  23   223     60  22   227     60
                          --- ----- ------ --- ----- ------ --- ----- ------
  Total                   105   262    149 101   269    146  87   246    128
                          === ===== ====== === ===== ====== === ===== ======

-------------------------
* Natural gas volumes have been converted to equivalent barrels based on energy content of six Mcf of gas to one barrel of oil. 1995 and 1994 amounts have been restated to reflect this methodology.

  In 1996, Occidental added more oil to its reserves than it produced.
However, overall reserves decreased due to the sale of its interest in 46 million barrels of royalty oil, acquired by Occidental in 1993, to the Republic of the Congo for $215 million. Occidental's consolidated worldwide net proved developed and undeveloped reserves of crude oil (not including those of CanadianOxy) were 897 million barrels at year-end 1996, compared with 930 million barrels at year-end 1995. Domestic reserves of crude oil were 203 million barrels at year-end 1996, compared with 196 million barrels at year-end 1995, while international crude oil reserves decreased to 694 million barrels from 734 million barrels at year-end 1995. Worldwide net crude oil reserve additions of 119 million barrels, mainly in the United States and Qatar, more than replaced Occidental's worldwide production of 105 million barrels. The calculation of net reserve additions does not take into account sales of reserves. Worldwide net proved developed and undeveloped reserves of natural gas were approximately 2.6 trillion cubic feet ("Tcf") at year-end 1996, with 1.7 Tcf attributable to domestic operations. Worldwide net proved developed and undeveloped natural gas reserves were about 2.5 Tcf in the previous year. Occidental's crude oil reserves include condensate. Estimates of reserves have been made by Occidental engineers. These estimates include reserves in which Occidental holds an economic interest under service contracts and other arrangements. The reserves are stated after applicable royalties. See the information under the caption "Reserves, Production and Related Information" and the information incorporated under the caption "Supplemental Oil and Gas Information" incorporated by reference in Item 8 of this report.

  Net daily worldwide oil production averaged 286,000 barrels per day compared to 278,000 barrels per day in 1995, and net worldwide natural gas production averaged 716 million cubic feet ("MMcf") per day compared to 739 MMcf per day in 1995. International operations accounted for 80 percent of Occidental's oil production, while 84 percent of gas production came from the United States. On an oil equivalent basis, Occidental produced 405,000 net barrels per day in 1996 from operations in 12 countries, including the United States.

  As a producer of crude oil and natural gas, Occidental competes with numerous other producers, as well as with nonpetroleum energy producers. Crude oil and natural gas are commodities that are sensitive to prevailing conditions of supply and demand and generally are sold at posted or contract prices. Among the methods that Occidental uses to compete are the acquisition of foreign contract exploration blocks in areas with known oil and gas deposits and the cost-efficient development and production of its worldwide oil and gas reserves. Specific strategies include the buying or selling of proved reserves and flexible and responsive marketing techniques, particularly for natural gas. Occidental has commenced the development process for its recent gas discoveries in the Far East. Occidental is also pursuing opportunities to increase production through enhanced oil recovery projects, similar to those in Qatar and Venezuela, and focusing on oil and gas exploration and strategic acquisitions.

  Occidental's domestic oil and gas operations are affected by political developments and by federal, state and local laws and regulations relating to, among other things, increases in taxes and royalties, production limits and environmental matters.

  In December 1995, Occidental entered into a transaction with Clark USA, Inc. ("Clark") under which Occidental agreed to deliver approximately 17.7 million barrels of West Texas Intermediate crude ("WTI")-equivalent oil over a six-year period. In exchange, Occidental received $100 million in cash and approximately 5.5 million shares of Clark common stock. As a result of this transaction, Occidental owns approximately 19 percent of Clark. Occidental has accounted for the consideration received in the transaction as deferred revenue which is being amortized into revenue as WTI-equivalent oil is produced and delivered during the term of the agreement. Reserves dedicated to the transaction were excluded from the estimate of proved oil and gas reserves in 1995 and 1996 (see the information incorporated under the caption "Supplemental Oil and Gas Information" incorporated by reference in Item 8 of this report). Occidental delivered approximately 2.2 million barrels of WTI-equivalent oil to Clark in 1996. At December 31, 1996, approximately 15.5 million barrels remain to be delivered.

  Portions of Occidental's oil and gas assets are located in countries outside North America, some of which may be considered politically and economically unstable. These assets and the related operations are subject to the risk of actions by governmental authorities and insurgent groups. Occidental attempts to conduct its financial affairs so as to protect against such risks and would expect to receive compensation in the event of nationalization. At December 31, 1996, the carrying value of Occidental's oil and gas assets in countries outside North America aggregated approximately $1.924 billion, or approximately 11 percent of Occidental's total assets at that date. Approximately $722 million of such assets were located in the Middle East, and $639 million of such assets were located in Latin America. Substantially all of the remainder was located in the Netherlands (comprising in part the Dutch sector of the North Sea) and the Far East.

  UNITED STATES Occidental produces crude oil and natural gas, principally in Texas, the Gulf of Mexico, Kansas, Oklahoma, Louisiana, New Mexico, California, Mississippi and Alaska.

  Net daily domestic production of crude oil averaged approximately 57,300 barrels in 1996, compared with 64,000 barrels in 1995. The 1996 production is net of approximately 6,000 barrels per day delivered to Clark. Net daily domestic production of natural gas averaged 601 MMcf in 1996, compared with 612 MMcf in 1995.

  Occidental's average sales price for domestic crude oil was $18.98 per barrel in 1996, compared with $15.61 in the previous year. The average natural gas sales price in 1996 was $2.11 per thousand cubic feet ("Mcf"), compared with $1.51 per Mcf during 1995.

  Occidental's largest concentration of gas reserves and production is the Hugoton area encompassing portions of Kansas, Oklahoma and Texas, where it produced an average of more than 207 MMcf of gas per day or approximately one-third of the domestic total. Occidental has approximately 933 billion cubic feet ("Bcf") of gas reserves and 5.5 million barrels of oil reserves in the Hugoton area. Occidental continued infill drilling in the Chase formation of the Hugoton field in 1996. In this program Occidental drilled and completed 54 wells, and 21 wells were stimulated by fracturing the Chase formation.

  Sixteen additional wells were drilled in the Milne Point field in Alaska during 1996. These wells are expected to add up to 15,000 gross barrels of oil per day to the unit's production in 1997 in which Occidental has an approximate 8.8 percent interest.

  Occidental continued to develop its interest in the deep, high-pressure Austin Chalk area of the Masters Creek field in Rapides Parish, Louisiana. In December 1995, the Murry A-1, a 14,700-foot total vertical depth dual-lateral horizontal well, was completed. The well was successfully tested at 3,200 barrels of oil and 10 MMcf of gas per day and was brought on production in early 1996. This paved the way for dual-lateral development of Occidental's interests in Masters Creek where Occidental has initial gross production of 5,450 barrels of oil and 14.7 MMcf of gas per day. During 1996, Occidental participated in nine successful development wells in the Masters Creek area, where Occidental has in excess of 100,000 acres under lease.

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

  Additionally, Occidental has an agreement to supply CITGO, at CITGO's option, with a majority of its domestic lease crude oil production through August 31, 1998. During 1996, Occidental sold CITGO approximately 38,000 barrels of oil per day under this agreement. Occidental is currently disputing certain provisions of this agreement.

  Occidental has various agreements to supply certain gas marketing companies with 69,400 MMBtu of natural gas per day in 1997 and with volumes ranging from 69,400 MMBtu down to 1,900 MMBtu per day from 1997 through 2003. Prices under the different agreements are based on energy equivalent crude oil prices, market-sensitive prices or contract prices, some with a yearly escalation provision. Occidental also has agreements with various public utility companies to provide approximately 40,000 MMBtu of natural gas per day through 1997 and approximately 19,100 MMBtu per day in 1998. The public utility agreements provide for market-sensitive prices. In addition, Occidental has entered into several other sales contracts of one year or more to industrial customers with a total volume of 18,100 MMBtu of natural gas per day in 1997, decreasing to 2,600 MMBtu per day by 1998.

  CANADA Occidental owns an approximate 30 percent interest in CanadianOxy, which is accounted for as an equity investment. See Note 15 to the Consolidated Financial Statements.

  CanadianOxy produces crude oil, natural gas, natural gas liquids and sulfur in Canada, principally in the Province of Alberta; owns a 7.23 percent interest in Syncrude Canada Ltd., which produces synthetic crude oil from the tar sands of Northern Alberta; has interests in producing oil and gas leases onshore and offshore in the United States and in the United Kingdom sector of the North Sea and Yemen (where CanadianOxy is operator and Occidental a participant); engages in exploration activities in Canada, the United States, Indonesia, Romania, Pakistan, Kazakstan, Nigeria, Colombia and Vietnam; and participates with Occidental in its operations in Ecuador. CanadianOxy also conducts chemical operations in Canada and the United States.

  At December 31, 1996, Occidental's proportional interest in CanadianOxy's worldwide net proved developed and undeveloped reserves aggregated approximately 33 million barrels of crude oil, condensate and natural gas liquids, 153 Bcf of natural gas and 46 million barrels of synthetic crude oil recoverable from tar sands.

  BANGLADESH In early 1995, Occidental signed production-sharing contracts to explore a 3.4-million-acre area in the gas-producing northeastern region and to appraise the Jalalabad discovery made in 1989. Seismic exploration of the area is in progress and two exploratory wells will be drilled in 1997. Appraisal and development of the Jalalabad gas discovery is expected to result in gas production and sales before the end of 1998. A sale contract with Petrobangla, the national oil company, for the initial delivery of 100 MMcf per day of natural gas was signed in November 1996. Occidental has farmed-out 50 percent of its interest in this block to an affiliate of Unocal.

  COLOMBIA Occidental conducts exploration and production operations in Colombia under three contracts with Ecopetrol, the Colombian national oil company. These contracts cover the producing Cano Limon area in the Llanos region of northeastern Colombia, one exploration area in the Llanos fold belt and one exploration area in the Bogota basin. Occidental's interest in these contracts is through its 75 percent ownership of the stock of a subsidiary that owns the company conducting operations in Colombia. After giving effect to a government royalty, Occidental's net share of existing production is 15 percent from the contract covering the Llanos area.

  All of Occidental's share of production is exported through a trans-Andean pipeline system that carries crude oil to an export terminal at Covenas. Occidental has an 18.75 percent net ownership interest in the pipeline and marine terminal. The pipeline is subject to periodic attacks by insurgent groups, which from time to time disrupt the flow of oil.

  Gross production from Occidental's Cano Limon area declined to approximately 190,000 barrels per day in 1996, compared with 197,000 barrels per day in 1995.

  CONGO In July 1996, Occidental sold its entire royalty interest in the Republic of the Congo (the "Congo") to the Congo for approximately $215 million. Occidental's net royalty oil production for seven months of 1996 in the Congo averaged approximately 6,000 barrels per day.

  ECUADOR Occidental operates the 494,000-acre Block 15, in the Oriente Basin, under a risk-service contract. Six oil fields were discovered from 1985 to 1992. Drilling will continue until the fields are fully developed. Gross production was approximately 21,500 barrels per day in 1996 compared to gross production of approximately 23,800 barrels per day in 1995. In late 1996, Occidental drilled a successful exploratory well in the southeastern portion of the block. Appraisal of the discovery is required to determine its commercial potential. In January 1997, the Ecuadorean government initiated discussions to convert Occidental's existing risk-service contract to a participation type of agreement.

  Occidental has an 85 percent interest in the parent of the company that holds title to the block. CanadianOxy owns the remaining 15 percent.

  NORTH SEA Through the purchase of Placid International Oil Ltd. (now Occidental Netherlands, Inc.) Occidental has interests in seven gas-producing licenses and one exploration license in the Dutch sector of the North Sea. Also acquired was a 38.6 percent interest in a 110-mile gas pipeline system that services the area. Net production for 1996 was approximately 73 MMcf of gas per day.

  OMAN Occidental is the operator, with a 65 percent working interest, of the Suneinah Block, which contains the Safah field and six small fields along the southern border of the block. Exploration and field development will continue in 1997. Occidental's net share of production from the block in 1996 averaged approximately 13,400 barrels per day of crude oil, compared with 12,000 barrels per day in 1995.

  PAKISTAN In southern Pakistan, Occidental has a 30 percent working interest in the Badin Block, which in 1996 produced a net share of 6,400 barrels of oil per day and 43 MMcf of gas per day, compared to 6,000 barrels of oil per day and 49 MMcf of gas per day in 1995. Exploration of the block resulted in two oil and gas discoveries that will help maintain production at current rates.

  In addition, Occidental holds exploration rights for a 356,000-acre block in northern Pakistan and for two contiguous blocks in the Central Indus gas basin totaling 2.9 million acres. Seismic exploration of the Northern Pakistan Salt Range block has delineated several prospects, and drilling will occur in one such prospect in 1997.

  PERU Occidental conducts exploration and production activities under four separate service contracts with the Peruvian government. One of these contracts, in which Occidental retains all the interest, covers continuing operations in the northern jungle and provides for Occidental to receive, as compensation for its services, fees, based on barrels of production, that vary with the value of a "basket" of international oils. All production is delivered to Perupetro, the Peruvian national oil company.

  Occidental owns a 65 percent interest and a 50 percent interest, respectively, in two contiguous exploration blocks totalling 4.4 million acres. The remaining contract in which Occidental has a 100 percent interest covers a 2-million-acre block in the Hualluga Basin. The contract for the Talara producing operation in Peru expired in July 1996 and was not renewed.

  Gross production from the northern jungle block averaged approximately 52,300 barrels per day in 1996, compared with 55,000 barrels per day in 1995. Occidental's net production in Peru amounted to approximately 53,700 barrels per day in 1996, compared to 58,000 barrels per day in 1995.

  QATAR In October 1994, a unified agreement was approved authorizing Occidental to implement a development plan to increase production and reserves from the Idd el Shargi North Dome field.

  Under a production-sharing agreement, Occidental is the operator of the field and will complete development of the field's three main reservoirs using horizontally drilled wells in conjunction with pressure maintenance by both water injection and gas injection to effect a high recovery from the reservoir. Average production increased from approximately 20,000 net barrels per day for 1995 to approximately 38,000 net barrels per day for 1996. Proved developed and undeveloped project reserves are presently estimated by Occidental to be approximately 207 million barrels.

  RUSSIA In 1992, Occidental and AAOT Chernogorneft Enterprise began operation of a 50 percent owned joint venture company, Vanyoganneft, which was formed to increase oil recovery and production from the Vanyogan and Ayogan oil fields and to sell the oil to foreign markets. The two oil fields are located 40 miles northeast of the city of Nizhnevartovsk in the western Siberian oil basin. During 1996, gross production averaged 50,800 barrels per day. Approximately 27 percent of such oil was exported in 1996. Occidental expects to continue exports of some of its oil production in 1997.

  In 1992, Occidental was awarded the 1.5-million-acre Block 15 in the Russian Federation's Komi Republic. A joint venture, Parmaneft, was established between Occidental, which owns a 75 percent interest, and Ukhtaneftegasgeologica to explore for oil and gas and develop discoveries within the block. During the exploration phase, Occidental is paying 100 percent of the costs. In 1996 Occidental results included a $105 million charge, reflecting the write-down of its investment in Komi, although certain drilling has continued to satisfy contractual obligations.

  VENEZUELA In November 1993, Occidental executed a 20-year operating services agreement with Maraven, an affiliate of the Venezuelan national oil company, to increase oil production and reserves from existing fields in the 968,000-acre unit just west of Lake Maracaibo. Occidental is the operator, with a 100 percent interest, and receives, as compensation for its services, fees based on barrels of production that vary with the values of a "basket" of international oils, inflation and accumulated production. A three-year work program, completed in early 1997, included the workover and repair of existing wells, the drilling of new wells, the installation of high-rate pumping equipment in all wells and the expansion of existing production facilities to accommodate increased production. Occidental achieved further production increases in 1996, with production averaging 27,200 barrels per day for 1996, compared to 20,900 barrels per day for 1995.

  YEMEN In 1991, Occidental acquired an 18 percent working interest in the 310,000-acre Masila Block (although the block consisted at one time of 6.8 million acres, substantial territory was relinquished in 1995 and 1996), where CanadianOxy, the operator, with a 52 percent working interest, has made 12 oil discoveries. Production started in July 1993. Occidental's net share under a production-sharing contract was 14,700 barrels per day compared to 15,200 barrels per day in 1995. Drilling will continue until the fields are fully developed. Occidental also has a 100 percent working interest in a production-sharing contract in a central Yemen exploration block.

  OTHER INTERNATIONAL EXPLORATION Several of the projects listed below would involve substantial expenditures and several years would be required to complete project development.

  In 1992, a substantial oil and gas discovery was made in the Malampaya prospect on Block SC-38 offshore northwest Palawan Island in the Philippines. Appraisal wells confirmed that the 1989 Camago discovery by Occidental and the Malampaya discovery contain sufficient recoverable gas for a commercial project. Occidental has a 50 percent working interest in this project. Occidental and its partner, Shell Philippines Exploration Corporation, the operator, have signed a memorandum of understanding with the National Power Corporation of the Republic of the Philippines to investigate the repowering of an idle nuclear plant in Bataan with natural gas.

  In East Malaysia, Occidental has made significant gas discoveries offshore Sarawak. In 1995, agreements were executed with its partners for the commercialization of these discoveries. A joint venture company will be owned by Occidental and its partners, PETRONAS, the Malaysian national oil company, Shell Gas B.V. and Nippon Oil Company to construct the country's third liquefied natural gas ("LNG") plant. Feedstock for the plant initially will come from the Jintan discovery containing recoverable gas estimated at 2.9 Tcf. Occidental is the operator, with a 37.5 percent interest in the gas discoveries. Occidental will have a 10 percent interest in the new LNG plant. The partners began the detailed upstream facility design in 1996. The estimated start-up date of the LNG plant is the year 2001.

  In Indonesia, Occidental has a 22.9 percent interest in the Berau Block, offshore Irian Jaya, where appraisal of five major natural gas discoveries by ARCO, the operator, will continue into 1997 to determine if the natural gas reserves are sufficient to justify construction of an LNG plant on Irian Jaya.

  In addition, Occidental acquired new exploration blocks in Albania, Peru and Papua New Guinea. During 1997, exploration activities are planned in these areas as well as on previously acquired blocks in Albania, Bangladesh, China, Colombia, Gabon, Hungary, Indonesia, Ireland, Oman, Pakistan, Papua New Guinea, the Philippines and Russia.

Special Item in 1996

  Financial results for 1996 included a charge of $105 million, reflecting the write-down of Occidental's oil and gas exploration project in the Republic of Komi in the former Soviet Union.

Reserves, Production and Related Information

  Reference is made to Note 18 to the Consolidated Financial Statements and the information incorporated under the caption "Supplemental Oil and Gas Information" incorporated by reference in Item 8 of this report for information with respect to Occidental's oil and gas reserves, the production from and other changes in such reserves, the discounted present value of estimated future net cash flows therefrom, certain costs and other financial and statistical information regarding Occidental's oil and gas exploration and production operations. Estimates of reserves have been made by Occidental engineers and include reserves under which Occidental holds an economic interest under service contracts and other arrangements. The definitions used are in accordance with applicable Securities and Exchange Commission regulations. Accordingly, proved oil and gas reserves are those estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty will be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Unless otherwise stated, all references to reserves are made on a net basis. On March 31, 1996, Occidental reported to the U.S. Department of Energy (the "DOE") on Form EIA-28 the same proved oil and gas reserves at December 31, 1995, as are set forth for that date in the information incorporated under the caption "Supplemental Oil and Gas Information" contained in Occidental's 1995 Annual Report.

NATURAL GAS TRANSMISSION OPERATIONS

General

  Through MidCon Corp. ("MidCon"), Occidental engages in interstate and intrastate natural gas transmission and marketing and electric power marketing. MidCon's subsidiaries purchase, transport, store and process gas and sell gas to utilities, municipalities and industrial and commercial users.

  The principal subsidiaries of MidCon are Natural Gas Pipeline Company of America ("Natural"), which owns a major interstate pipeline transmission system; MidCon Texas Pipeline Operator, Inc. ("MidCon Texas"), which operates an intrastate pipeline system in Texas, now owned by other Occidental subsidiaries (see "MidCon ESOP" below); MidCon Gas Services Corp. ("MidCon Gas"), which engages in the purchase and sale of gas and arranges for the transportation and storage of such gas; and MidCon Power Services Corp. ("MidCon Power"), which purchases electricity from electric utilities and other electric power producers and marketers, resells electricity to wholesale customers and arranges for the transmission of such power. Another subsidiary of MidCon processes natural gas. Through subsidiaries, MidCon also owns interests in several gas pipeline joint ventures.

  Natural is subject to extensive regulation by the Federal Energy Regulatory Commission (the "FERC"). The FERC regulates, among other things, rates and charges for transportation and storage of gas in interstate commerce, the construction and operation of interstate pipeline facilities and the accounts and records of interstate pipelines. Certain of MidCon Texas' rates and other aspects of its business are subject to regulation by the Texas Railroad Commission.

  A series of orders (collectively, "Order 636") were adopted by the FERC in 1992 to address certain marketing advantages purportedly enjoyed by interstate pipelines over other resellers of gas, mandates that interstate pipelines no longer provide a "bundled" service using their gas transportation and storage facilities as part of marketing gas to sales customers. As a consequence, Natural eliminated its traditional gas sales service to customers effective December 1, 1993, and no longer needed gas supplies to meet sales requirements. Thus, Natural incurred gas supply realignment ("GSR") costs in order to terminate or otherwise resolve its obligations under its gas supply contracts. Natural reached settlement agreements with former customers providing for recovery of a significant amount of its GSR costs. Under these settlements, which were approved by the FERC, Natural, through monthly demand charge billings, recovers GSR costs allocated to these customers over a 48-month period that began in December 1993. The FERC also permitted Natural to implement a tariff mechanism to recover additional portions of its GSR costs in rates charged to transportation customers that are not party to the settlements.

MidCon ESOP

  In November 1996, Occidental established the MidCon Corp. Employee Stock Ownership Plan (the "MidCon ESOP") for the benefit of employees of MidCon. Pursuant to the MidCon ESOP, Occidental has issued 1,400,000 shares of its Cumulative MidCon-Indexed Convertible Preferred Stock (the "CMIC Preferred Stock") to the MidCon Corp. ESOP Trust.

  The CMIC Preferred Stock is designed to track the value of MidCon, which remains a wholly-owned subsidiary of Occidental. The MidCon ESOP paid for the CMIC Preferred Stock with a $1.4 billion 30-year promissory note (the "ESOP Note") guaranteed by MidCon. Dividends on the CMIC Preferred Stock are payable at an annual rate of $21 per share, when and as declared by Occidental's Board of Directors. It is anticipated that MidCon will make annual contributions from its operating cash flow to the MidCon ESOP which, together with the annual dividends, will be used to repay the ESOP Note due to Occidental.

Properties

  Natural's principal facilities consist of two major interconnected transmission pipelines terminating in the Chicago metropolitan area. One line, which extends from west Texas and New Mexico producing areas, includes approximately 6,600 miles of main pipeline and various small-diameter lines. The other line extends from the Gulf Coast areas of Texas and Louisiana and comprises approximately 4,900 miles of main pipeline and various small-diameter lines. These two main pipelines are connected at points in Texas and Oklahoma by Natural's 240-mile Amarillo/Gulf Coast ("A/G") Pipeline. A 105-mile pipeline runs from the Arkoma Basin gas producing area of eastern Oklahoma to the A/G Pipeline.

  Nine underground storage fields are operated in four states to provide services to Natural's customers and to support pipeline deliveries during the winter, when space heating demand is higher.

  MidCon Texas operates an intrastate pipeline system, located primarily in the Texas Gulf Coast area, which it leases from an affiliate under a 30-year lease. The system includes approximately 2,600 miles of pipelines, supply lines, sales laterals and related facilities. A subsidiary of MidCon Gas owns a separate Texas intrastate pipeline system (the "Palo Duro System") that includes approximately 400 miles of pipeline and related facilities. The Palo Duro System is leased to a nonaffiliate. MidCon Texas operates a gas storage facility in south Texas that it leases from a partnership in which a subsidiary of MidCon Gas owns an interest.

Markets, Sales, Transportation, Storage and Processing

  The location of MidCon's pipelines provides access to large market areas, to most other major pipeline systems and to nearly all major North American producing areas. This permits delivery of natural gas directly or by displacement to pipeline systems serving most of the United States.

  Deliveries of gas by MidCon's pipelines include both volumes sold by the pipelines and their marketing affiliates and volumes owned by others which are transported. The following table sets forth in Bcf the gas volumes sold to, or transported for, nonaffiliates by Natural, MidCon Texas and MidCon Gas for each of the last three calendar years:

                            1996  1995  1994
                            ----- ----- -----
           Natural
            Transportation  1,284 1,318 1,318

           MidCon Texas
            Sales             239   238   198
            Transportation    271   215   215

           MidCon Gas
            Sales             460   410   351

  Sales volumes shown in the foregoing table for MidCon Texas include sales deliveries by a marketing affiliate to nonaffiliates. The table does not include gas transported by Natural for affiliates for sale to nonaffiliates of approximately 220 Bcf in 1996, 221 Bcf in 1995 and 220 Bcf in 1994. The table also does not show volumes of gas that have been auctioned by Natural following the termination of its traditional gas sales service on December 1, 1993.

  As a consequence of Order 636, Natural's sales service agreements were replaced in December 1993 principally with service agreements for combined transportation and storage services provided to former customers. These combined transportation and storage agreements, in turn, terminated on December 1, 1995. Contracts for new services that included new combined transportation and storage service options were entered with those customers, but several were renewed at reduced service levels and reduced rates. Customers purchasing this combined service pay monthly demand charges irrespective of gas volumes actually transported and stored. In addition, Natural is authorized to assess separate monthly demand charges to these customers to recover a portion of Natural's GSR costs.

  Approximately 85 percent of Natural's pipeline capacity to Chicago remains subscribed for long-term firm transportation service. Natural was able to sell on a short-term basis substantially all of the remaining unsubscribed capacity during the 1995-96 and 1996-97 winter heating seasons.

  In June 1995, Natural filed a general rate case with the FERC to allow Natural to institute tariff changes to reflect the new transportation and storage services it planned to institute in December 1995 and to approve rates for these new services. By orders issued by the FERC, these new rates became effective on December 1, 1995, subject to potential adjustment upon final resolution of issues in the rate case. In May 1996, Natural filed a settlement with the FERC to resolve all rate case issues. Natural currently is engaged in negotiations with one intervenor group in an effort to obtain unanimous support for the proposed settlement.

  Pursuant to transportation agreements and FERC tariff provisions, Natural offers both firm transportation service and interruptible transportation service. Under Natural's tariff, firm transportation customers pay reservation charges each month, irrespective of volumes actually transported. Interruptible transportation customers pay a monthly commodity charge based upon actual volumes transported. Reservation and commodity charges are both based upon geographical location, time of year and distance of the transportation service provided. In addition, as in the case of the combined service described above, Natural is authorized to assess separate monthly demand charges to firm transportation customers to recover a portion of the GSR costs.

  Natural also provides firm and interruptible gas storage service pursuant to storage agreements and FERC-approved tariffs. Firm storage customers pay a monthly demand charge irrespective of actual volumes stored. Interruptible storage customers pay a monthly commodity charge based upon actual volumes of gas stored.

  Natural transports a substantial portion of the natural gas delivered into its principal market, the Chicago metropolitan area. The Chicago area deliveries were primarily to three major gas distribution utility companies.

  Natural's transportation competitors in the Chicago metropolitan area consist of other interstate pipelines that own facilities in the vicinity. Natural faces increased competition in this market as other pipelines consider expansion projects to increase their capability to serve the Chicago area. In August 1996, Natural received preliminary approval, subject to environmental review, from the FERC to expand its existing pipeline system from Harper, Iowa, to Chicago. This expansion, plus existing capacity, would accommodate more than 500 MMcf per day of new gas supplies to be delivered through a proposed expansion of the system of Northern Border Pipeline Company ("Northern Border"), a competitor, that transports gas originating in western Canada. Northern Border has also received preliminary approval, subject to environmental review, from the FERC for its pipeline expansion as well as an extension of its pipeline system from its existing terminus near Harper to the Chicago area. Natural is opposed to the "rolled-in" rate structure proposed for the Northern Border extension and also argues that, from an environmental standpoint, the Northern Border extension is less favorable than a further expansion of Natural's system. In December 1996, Alliance Pipeline L.P. filed an application with the FERC for authority to construct a new pipeline from the Saskatchewan/North Dakota border to the Chicago area. Natural has opposed the application. If Northern Border builds its proposed extension into the Chicago area, service may begin within two to three years. Natural expects to mitigate any negative impact over time with additional market growth and expansion of capacity to move volumes east.

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

  In 1996, Trailblazer Pipeline Company ("Trailblazer"), a partnership in which a subsidiary of Natural owns a one-third interest, signed 10-year agreements with six shippers for additional firm transportation service. To accommodate these additional service requirements, Trailblazer has sought approval from the FERC to install compression to increase pipeline capacity by approximately 104 MMcf per day. The new compression facilities are anticipated to be in service during the summer of 1997. Trailblazer's system runs from eastern Colorado to eastern Nebraska and transports gas produced in the Rocky Mountains. Natural is the operator of the pipeline. Trailblazer moved approximately 194 Bcf of gas in 1996, a record for the 14-year old line.

  In January 1997, Natural and a subsidiary of NIPSCO Industries, Inc. completed construction of a 100-MMcf-per-day pipeline interconnection in the Chicago metropolitan area between their respective pipeline systems. The interconnection provides Natural an additional connection to pipelines serving markets east of Chicago.

  MidCon Texas makes sales principally to customers located in the Houston-Beaumont and Port Arthur area of Texas and provides transportation service within the State of Texas. Intense competition exists among numerous suppliers for sales of gas to customers in MidCon Texas' sales markets. Price is the primary competitive factor. At most locations on its system, MidCon Texas faces competition from other pipelines for gas transportation business. Transportation rates and available pipeline capacity are generally the key factors in determining MidCon Texas' ability to compete for transportation business.

  The rates for MidCon Texas' city-gate sales are subject to regulation by the Texas Railroad Commission. Other sales and transportation rates are determined by prevailing market conditions and are largely unregulated. Transportation service is provided by MidCon Texas on both a firm and an interruptible basis. In January 1996, MidCon Texas entered into agreements with a major south Texas producer to purchase and transport 274 billion cubic feet of gas over a five-year period. In August 1996, MidCon Texas completed construction of a 68-mile pipeline to connect its existing pipeline system to these gas reserves.

  MidCon Gas makes sales of gas to local distribution companies, other marketing companies and large commercial and industrial end users. Sales prices received by MidCon Gas are established by negotiation. MidCon Gas uses gas futures contracts, options and swaps to hedge the impact of natural gas price fluctuations. MidCon Gas also offers a variety of fuel management services to utilities and other large volume gas users. During 1996, MidCon Gas provided gas portfolio management services to four large local distribution companies and to a large steel company. MidCon Gas has formed a new marketing subsidiary, "mc2", to target gas sales to commercial and small industrial customers. Initial product marketing begins in the Chicago and New York City metropolitan areas in 1997.

  MidCon was granted a permit by Mexico to construct approximately 100 miles of pipeline from the United States to Monterrey, Mexico. This is the first pipeline transportation permit since Mexico amended its Constitution to provide for private ownership of gas pipelines and storage systems. When built, this pipeline will deliver up to 270 MMcf per day of gas to local distribution companies, industrial customers and electricity generators.

  In 1996, MidCon Power sold approximately 600,000 megawatt hours of electricity to wholesale customers. In 1997, MidCon Power anticipates participating in several electric sales pilot programs initiated by various state utility regulators as initial steps toward opening up retail electric sales markets to competition.

  During 1996, MidCon subsidiaries sold approximately 174 million gallons of natural gas liquids obtained through gas processing operations.

Gas Supply

  As a part of its service restructuring pursuant to Order 636, Natural reduced substantially the amount of gas supplies it has under contracts expiring over the next several years.

  MidCon Texas purchases its gas supplies from producers and, to a lesser extent, from other pipeline companies or their subsidiaries. MidCon Gas purchases gas supplies from Natural at auction and from producers and other gas marketers. MidCon Gas maintains inventories of gas supplies in storage facilities of its affiliates and other pipeline companies. It had approximately 100 Bcf of working gas storage capacity available under various arrangements at the beginning of the 1996-97 winter heating season.

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

CHEMICAL OPERATIONS

General

  Occidental conducts its chemical operations through Occidental Chemical Corporation and its various subsidiaries and affiliates (collectively, "OxyChem"). OxyChem manufactures and markets a variety of basic chemicals, petrochemicals, polymers and plastics and specialty chemicals.

  A substantial portion of OxyChem's products are principally commodity in nature, i.e., they are equivalent to products manufactured by others that are generally available in the marketplace and are produced and sold in large volumes, primarily to industrial customers for use as raw materials. Many of OxyChem's manufacturing operations are integrated, and many of its products are both sold to others and further processed by OxyChem into other chemical products. As a counterbalance to the commodity business, Occidental organized the Specialty Business Group in 1995. The Specialty Business Group focuses on smaller volume specialty and intermediate chemical markets where OxyChem's product may be more readily differentiated and enjoy a particular market niche. Demand for specialty chemical products is less cyclical than commodity products and specialty products are expected to provide a more steady source of earnings.

  OxyChem also has added capacity at several of its facilities over the past few years through "debottlenecking" projects, which expand or modify portions of existing facilities that had previously limited production, thus adding incremental capacity at a relatively low cost.

  In April 1996, OxyChem completed the acquisition of a 64 percent equity interest (on a fully-diluted basis) in INDSPEC Holding Corporation, and, indirectly, its sole operating subsidiary INDSPEC Chemical Corporation ("INDSPEC") for approximately $92 million, with $87 million in common stock and the balance in cash. Under the terms of the transaction, INDSPEC's management and employees have retained voting control of INDSPEC. INDSPEC is the largest producer of resorcinol in the world and the sole commercial producer in the United States. Resorcinol is a chemical used primarily as a bonding and stiffening agent in the manufacture of tires and tread rubber. In addition, resorcinol is used in the manufacture of high-performance wood adhesives, ultraviolet stabilizers, sunscreens, dyestuffs, pharmaceuticals, agrichemicals, carbonless paper and fire retardant plastic additives.

  Also in April 1996, OxyChem completed the sale of certain international phosphate fertilizer trading operation assets. These assets were sold for notes receivable of approximately $20 million and did not result in a material gain or loss.

  In August 1996, OxyChem acquired three specialty chemical units: Laurel Industries, Inc.; Natural Gas Odorizing, Inc.; and a plant from Power Silicates Manufacturing, Inc. ("Power Silicates"). These acquisitions were made in separate transactions for approximately $149 million, through the issuance of 5,512,355 shares of Occidental common stock with a value of approximately $130 million, with the remainder paid in cash. Laurel Industries, Inc. was acquired from private investors, and is North America's largest producer of antimony oxide at its LaPorte, Texas, facility. Antimony oxide is used as a polymerization catalyst in the manufacture of polyethylene terephthalate resins and as a flame retardant in plastics, where it complements an OxyChem flame retardant synergist, DechPlus(R). Natural Gas Odorizing, Inc. was purchased from Helmerich & Payne, and is the leading U.S. producer of mercaptan-based warning agents for use in natural gas and propane. The plant is located in Baytown, Texas. In addition, a plant in Augusta, Georgia, was purchased from Power Silicates, which produces sodium silicates for use in soap and detergent formulating, paper manufacturing and silica-based catalysts and will augment OxyChem's five existing silicates plants by its presence in the growing southeast U.S. market.

  OxyChem's operations are affected by cyclical factors in the general economic environment and by specific chemical industry conditions. The chemical industry in the United States was characterized in 1996 by lower sales prices and higher feedstock and energy costs resulting in lower margins for many chemical products, including those manufactured by OxyChem. The integration strategy adopted by OxyChem permitted it to maintain relatively high operating rates in 1996, with similar operating rates expected to continue for 1997.

  OxyChem's operations also have been affected by environmental regulation and associated costs. See the information appearing under the caption
"Environmental Regulation" in this report.

Principal Products

  OxyChem produces the following chemical products:

                              Principal Products                       Major Uses
                     ------------------------------------    ------------------------------
 Basic Chemicals     Chlor-alkali chemicals
                       Chlorine..........................    Polyvinyl chloride, chemical
                                                              manufacturing, pulp and paper
                                                              production, water treatment
                       Caustic soda......................    Chemical manufacturing, pulp
                                                              and paper production,
                                                              cleaning products
                       Potassium chemicals (including
                        potassium hydroxide).............    Glass, fertilizers, cleaning
                                                              products, rubber

                     Ethylene dichloride.................    Raw material for vinyl
                                                              chloride monomer
                     ------------------------------------    ------------------------------
 Specialty Busi-     Sodium silicates....................    Soaps and detergents,
  nesses                                                      catalysts, paint pigments
                     Chrome chemicals....................    Metal and wood treatments,
                                                              leather tanning
                     ACL pool chemicals (chlorinated
                      isocyanurates).....................    Swimming pool sanitation,
                                                              household and industrial
                                                              disinfecting and sanitizing
                                                              products
                     Proprietary chemicals (chemical
                      intermediates derived principally
                      from fluorine, chlorine and
                      sulfur)............................    Agricultural, pharmaceutical,
                                                              plastics, metal plating,
                                                              aerospace and food-service
                                                              applications
                     Phenolic resins/molding compounds...    Automotive brake pistons,
                                                              adhesives, carbonless copy
                                                              paper, pot and pan handles
                     Mercaptans..........................    Warning agents for natural gas
                                                              and propane and agricultural
                                                              chemicals
                     Antimony oxide......................    Flame retardant synergist and
                                                              catalysts
                     Resorcinol..........................    Tire manufacture, wood
                                                              adhesives and flame retardant
                                                              synergist
                     ------------------------------------    ------------------------------
 Petrochemicals      Ethylene............................    Raw material for production of
                                                              polyethylene, vinyl chloride
                                                              monomer, ethylene glycols and
                                                              other ethylene oxide
                                                              derivatives
                     Benzene.............................    Raw material for production of
                                                              styrene, phenolic polymers
                                                              and nylon
                     Propylene...........................    Raw material for the
                                                              production of polypropylene
                                                              and acrylonitrile
                     Ethylene glycols and other ethylene
                      oxide derivatives..................    Polyester products,
                                                              antifreeze, brake fluids
                     ------------------------------------    ------------------------------

                                                  (Table continued on next page)

                                Principal Products                    Major Uses
                       ------------------------------------    -----------------------
 Polymers and Plas-    Vinyl chloride monomer..............    Raw material for
  tics                                                          polyvinyl chloride
                       Polyvinyl chloride..................    Calendering and film,
                                                                pipe, wire insulation,
                                                                flooring, footwear,
                                                                bottles, siding, home
                                                                construction products
                       ------------------------------------    -----------------------

  Based in part on statistics in chemical industry publications, Occidental believes that during 1996: it was the largest United States merchant marketer of chlorine and caustic soda; including OxyMar (OxyChem's joint venture with Marubeni) the second-largest United States producer of vinyl chloride monomer; the fourth-largest producer of PVC resins in North America (and will, upon completion of the Pasadena PVC plant expansion in mid-1997, be the third largest producer of PVC resins in the United States); the largest producer of chrome chemicals and phenolic molding compounds; the second-largest producer of sodium silicates; including its PD Glycol joint venture with DuPont, the third-largest producer of ethylene glycols; the seventh-largest producer of ethylene; and the largest supplier to the DOT-3 brake fluids aftermarket in the United States. Additionally, Occidental believes it was the world's largest producer of potassium hydroxide and chlorinated isocyanurate products and the world's largest marketer of ethylene dichloride.

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

Properties

  OxyChem, which is headquartered in Dallas, Texas, operates 32 chemical product manufacturing facilities in the United States. Many of the larger facilities are located in the Gulf Coast areas of Texas and Louisiana. In addition, OxyChem operates 11 chemical product manufacturing facilities in seven foreign countries, with the most significant foreign plants being in Brazil. A number of additional facilities process, blend and store the chemical products. OxyChem uses an extensive fleet of barges and railroad cars and owns and operates a pipeline network of over 950 miles along the Gulf Coast of Texas for the transportation of ethylene, propylene and feedstocks.

  All of OxyChem's manufacturing facilities are owned or leased on a long-term basis.

Special Items in 1996

  Chemical division earnings included the pretax gain of $170 million related to favorable litigation settlements, and a charge of $75 million for additional environmental reserves relating to various existing sites, and the related state tax effects.

CAPITAL EXPENDITURES

  Occidental's oil and gas operations, based on depletable resources, are capital intensive, involving large-scale expenditures. In particular, in the search for and development of new reserves, long lead times are often required. In addition, Occidental's other businesses require capital expenditures to remain competitive and to comply with safety and environmental laws. Occidental's capital expenditures for its ongoing businesses totaled approximately $1.2 billion in 1996, $979 million in 1995 and $1.1 billion in 1994, exclusive of the noncash consideration for acquisitions. The 1996 amount included capital expenditures aggregating $762 million for oil and gas, $262 million for chemical and $147 million for natural gas transmission. Occidental's total capital expenditures, exclusive of acquisitions, if any, for 1997 are expected to approximate $1.34 billion, with $900 million for oil and gas, the majority of which is for international oil and gas operations.

EMPLOYEES

  Occidental and its subsidiaries employed a total of 14,270 persons at December 31, 1996, of whom 10,070 were located in the United States. 4,470 were employed in oil and gas operations, 1,730 in natural gas transmission operations and 7,520 in chemical operations. An additional 550 persons were employed at corporate headquarters. Approximately 1,500 U.S.-based employees are represented by labor unions.

  Occidental has a long-standing policy to ensure that fair and equal employment opportunities are extended to all persons without regard to race, color, religion, ethnicity, gender, national origin, disability, age, sexual orientation, veteran status or any other legally impermissible factor. Occidental maintains numerous diversity and outreach programs which are in effect at company locations.

ENVIRONMENTAL REGULATION

  Occidental's operations in the United States are subject to increasingly stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations are also subject to environmental protection laws. Applicable U.S. laws include the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, the Resource Conservation and Recovery Act, as amended by the Hazardous and Solid Waste Amendments, and similar state environmental laws. The laws that require or address environmental remediation apply retroactively to previous waste disposal practices and, in many cases, the laws apply regardless of fault, legality of the original activities or ownership or control of sites. Occidental is currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites. Also, Occidental and certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites, including, in some instances, having been named as defendants, as potentially responsible parties

("PRPs"), or as both defendants and PRPs under the federal Superfund law. These proceedings seek remediation, funding for remediation, or both, and, in some cases, compensation for alleged personal injury or property damage, punitive damages and civil penalties, aggregating substantial amounts.

  Occidental has accrued reserves for its environmental liabilities. As of December 31, 1996 and 1995, Occidental had environmental reserves of approximately $566 million and $582 million, respectively. Occidental provided additional reserves of approximately $100 million in 1996, $21 million in 1995 and $5 million in 1994 for costs associated with expected remediation efforts at a number of sites. The 1996 and 1995 amounts related primarily to the chemical division. The 1994 amount related primarily to the oil and gas division.

  Occidental's estimated operating expenses in 1996 relating to compliance with environmental laws and regulations governing ongoing operations were approximately $105 million, compared with $111 million in 1995 and $114 million in 1994. The 1996 amount included $59 million in the chemical division, $41 million in the oil and gas division and $5 million in the natural gas transmission division. In addition, capital expenditures for environmental compliance were $89 million in 1996, compared with $74 million in 1995 and $67 million in 1994. The 1996 amount included $54 million in the oil and gas division, $27 million in the chemical division and $8 million in the natural gas transmission division. Occidental presently estimates that divisional capital expenditures for environmental compliance (including environmental control facilities) will be in the range of $90 million to $100 million for each of 1997 and 1998.

ITEM 3 LEGAL PROCEEDINGS

  There is incorporated by reference herein the information regarding lawsuits, claims and related matters in Note 10 to the Consolidated Financial Statements.

  On July 22, 1996, Occidental announced that a judgment of $742 million had been entered in favor of its OXY USA Inc. ("OXY USA") subsidiary against Chevron USA by the state district court in Tulsa, Oklahoma. The unanimous verdict was for approximately $229 million in compensatory damages for breach of a 1982 merger agreement and interest on these damages from 1982 to the date of judgment. Interest has continued to accrue from July 19, 1996, in an amount of approximately $6 million per month. Chevron has appealed the decision to the Oklahoma Supreme Court, and, in connection with that appeal, has obtained an appeal bond to secure payment of any final judgment and accrued interest as required by Oklahoma law.

  In 1991, Continental Trend Resources obtained a jury verdict against OXY USA in the U.S. District Court for the Western District of Oklahoma for $269,000 in actual damages and $30 million in punitive damages for tortious interference with contract. In 1995, the U.S. Court of Appeals for the 10th Circuit affirmed the subsequent judgment. In 1996, the U.S. Supreme Court granted OXY USA's petition for writ of certiorari, vacated the judgment and remanded the action to the Court of Appeals for further consideration. In November 1996, the Court of Appeals reduced the punitive damage award to $6 million and, alternatively, offered the plaintiffs a new trial on punitive damages. The plaintiffs' motion for rehearing was denied and the plaintiffs have sought a stay of mandate in order to petition the Supreme Court for a writ of certiorari.

  MidCon Gas Services Corp. ("MidCon Gas") purchases transportation and storage services from pipeline companies to support its gas sales business. A significant amount of these services are purchased from Natural Gas Pipeline Company of America ("Natural"). In January 1997, Amoco Production Company and Amoco Trading Corporation (collectively, "Amoco"), filed a complaint against Natural before the FERC contending that Natural improperly had provided MidCon Gas transportation service on preferential terms. Amoco has requested, among other things, that the FERC require Natural to terminate the transportation services it provides to MidCon Gas. Natural believes it has treated all shippers, including Amoco, fairly and it will vigorously defend its actions.

ENVIRONMENTAL PROCEEDINGS

  In 1992, Occidental Chemical Corporation ("OCC") submitted to the Environmental Protection Agency ("EPA") its report under EPA's Toxic Substances Control Act Section 8(e) Compliance Audit Program (the

"Program"). Under the Program, numerous companies voluntarily submitted to the EPA all studies meeting the EPA's thresholds for reporting information that may indicate a substantial risk exists from any chemical that a company manufactures, processes or distributes, and agreed to pay stipulated penalties for previously unreported studies, with a maximum penalty of $1 million per company. In 1996, OCC was assessed and paid a penalty of $869,000.

  In September 1996, the EPA filed an administrative Complaint against Natural Gas Odorizing, Inc., which was recently acquired by Occidental, alleging failure to file during 1994 an Inventory Update Report under the Toxic Substance Control Act regarding its facility in Baytown, Texas, and proposed a civil penalty of $136,000. OCC is engaged in settlement discussions with the EPA.

  In October 1996, the West Virginia Division of Environmental Protection filed a civil action in the Circuit Court, Kanawha County, West Virginia, against OCC alleging violations of hazardous waste management regulations at its Belle Plant, from October 1994 to September 1995. The Complaint seeks civil penalties of up to $25,000 per violation per day and injunctive relief requiring correction of the alleged violations. OCC is contesting the allegations and proposed civil penalties.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Occidental's security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

                         AGE AT
                      FEBRUARY 28,  POSITIONS WITH OCCIDENTAL AND SUBSIDIARIES
         NAME             1997           AND FIVE-YEAR EMPLOYMENT HISTORY
         ----         ------------  ------------------------------------------
 Dr. Ray R. Irani          62      Chairman and Chief Executive Officer since
                                   1990; President from 1984 to 1996; 1984-
                                   1990, Chief Operating Officer; Director
                                   since 1984; 1983-January 1991, Chief
                                   Executive Officer of Occidental Chemical
                                   Corporation ("Occidental Chemical");
                                   Chairman of the Board of CanadianOxy since
                                   1987; member of Executive Committee.
 Dr. Dale R. Laurance      51      President since 1996; Executive Vice
                                   President and Senior Operating Officer since
                                   1990; 1984-1990, Executive Vice President--
                                   Operations; Director since 1990; member of
                                   Executive Committee.
 Stephen I. Chazen         50      Executive Vice President--Corporate
                                   Development since 1994; 1990-1994, Managing
                                   Director, Merrill Lynch & Co. Incorporated.
 Donald P. de Brier        56      Executive Vice President, General Counsel
                                   and Secretary since 1993; 1989-1993, General
                                   Counsel and member of the Management
                                   Committee of BP Exploration and Production
                                   Company.
 Richard W. Hallock        52      Executive Vice President--Human Resources
                                   since 1994; 1993-1994, Director, Worldwide
                                   Total Compensation of IBM; 1990-1993,
                                   various other human resources positions with
                                   IBM.
 J. Roger Hirl             65      Executive Vice President since 1984;
                                   Director since 1988; President and Chief
                                   Executive Officer of Occidental Chemical
                                   since 1991; 1983-1991, President and Chief
                                   Operating Officer of Occidental Chemical.
 Anthony R. Leach          57      Executive Vice President and Chief Financial
                                   Officer since 1991; 1984-1991, Vice
                                   President and Controller.
 John F. Riordan           61      Executive Vice President since 1991;
                                   Director since 1991; President and Chief
                                   Executive Officer of MidCon Corp. since
                                   1990; 1988-1990, President and Chief
                                   Operating Officer of MidCon Corp.

                                                 (Table continued on next page)

                            AGE AT
                         FEBRUARY 28,  POSITIONS WITH OCCIDENTAL AND SUBSIDIARIES
          NAME               1997          AND FIVE-YEAR EMPLOYMENT HISTORY
          ----           ------------  ------------------------------------------
 Howard Collins               53      Vice President--Public Relations since
                                      1993; 1986-1993, Director--Public
                                      Relations.
 E. Leon Daniel               60      Vice President since 1996; Executive Vice
                                      President--International EOR and
                                      Engineering, Occidental Oil and Gas
                                      Corporation since 1996; 1993-1996,
                                      President of Oxy Engineering Services;
                                      1987-1993, Executive Vice President--
                                      Engineering, Drilling and Production--
                                      International of Occidental Oil and Gas
                                      Corporation and Occidental International
                                      Exploration and Production Company.
 Samuel P. Dominick, Jr.      56      Vice President and Controller since 1991;
                                      1990-1991, Assistant Controller--Internal
                                      Audit; 1985-1990, Director of Internal
                                      Audit.
 Fred J. Gruberth             63      Vice President and Treasurer since 1992;
                                      1978-1992, Senior Assistant Treasurer.
 Kenneth J. Huffman           52      Vice President--Investor Relations since
                                      1991; 1989-1991, Vice President--Finance,
                                      American Exploration Company.
 John L. Hurst                57      Vice President since 1996; Executive Vice
                                      President--Manufacturing and Engineering
                                      of Occidental Chemical Corporation since
                                      1996; 1988-1996, Executive Vice
                                      President--Operations of Occidental
                                      Chemical Corporation.
 Robert M. McGee              50      Vice President since 1994; President of
                                      Occidental International Corporation
                                      since 1991; 1981-1991, Senior Executive
                                      Vice President of Occidental
                                      International Corporation.
 John W. Morgan               43      Vice President--Operations since 1991;
                                      1984-1991, Director--Operations.
 S.A. Smith                   52      Vice President since 1984; Executive Vice
                                      President--Worldwide Finance and
                                      Administration and Chief Financial
                                      Officer of Occidental Oil and Gas
                                      Corporation since 1994; 1986-1994, Vice
                                      President--Financial Planning and
                                      Analysis.
 Richard A. Swan              49      Vice President--Health, Environment and
                                      Safety since 1995; 1991-1995, Director--
                                      Investor Relations.
 Aurmond A. Watkins, Jr.      54      Vice President--Tax since 1991; 1986-
                                      1991, Director--Taxes.

  The current term of office of each Executive Officer will expire at the April 25, 1997, organizational meeting of the Occidental Board of Directors or at such time as his or her successor shall be elected.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

Trading Price Range and Dividends

  There is hereby incorporated by reference the quarterly financial data appearing under the caption "Quarterly Financial Data" and the information appearing under the caption "Management's Discussion and Analysis--Liquidity and Capital Resources" in the 1996 Annual Report, relevant portions of which 1996 Annual Report are filed as Exhibit 13 to this report. Occidental's common stock was held by approximately 107,750 stockholders of record at year-end 1996, with an estimated 165,000 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded principally on the New York and Pacific stock exchanges and also is listed on various foreign exchanges identified in the 1996 Annual Report. The quarterly financial data on pages 61 and 62 of the 1996 Annual Report sets forth the range of trading prices for the common stock as reported on the New York Stock Exchange's composite tape and quarterly dividend information.

  The quarterly dividend rate for the common stock is $.25 per share. On February 13, 1997, a dividend of $.25 per share was declared on the common stock, payable on April 15, 1997 to stockholders of record on March 7, 1997. Occidental is subject to certain financial covenants in instruments pertaining to its long-term indebtedness which do not currently impose restrictions on dividend policy. In 1992 Occidental entered into a settlement agreement with certain private litigants which, among other things, imposed an obligation to maintain the annual common stock dividend at no less than $1 per share through 1997, subject to the exercise by the Board of Directors of its fiduciary obligations and the business judgment rule. Thus, the declaration of future cash dividends is a business decision made by the Board of Directors from time to time, and will depend on the foregoing considerations, earnings, financial condition and other factors deemed relevant by the Board; however, Occidental presently expects that dividends will continue to be paid.

Recent Sales of Unregistered Securities

  During the previous three years commencing January 1, 1994, Occidental sold the following securities which were not initially registered under the Securities Act of 1933, as amended (the "Act").

  (1) In March 1994, Occidental acquired interests in certain U.S. Gulf Coast oil and gas properties from Agip Petroleum Co. Inc. ("AGIP") for a purchase price of $161 million through the issuance of 5,150,602 shares of Occidental common stock and $78 million in cash.

  (2) In December 1994, Occidental acquired Placid Oil Company from certain Hunt Family trusts (the "Trusts") for an aggregate purchase price of approximately $250 million through the issuance of 3,606,484 shares of $3.875 Cumulative Convertible Voting Preferred Stock, par value $1.00 per share (the "Preferred Stock"), with a value of $175 million, and the balance through the issuance of 3,835,941 shares of Occidental common stock.

  All or a portion of the shares held of the Preferred Stock is convertible at the option of the holder thereof into such number of whole shares of common stock as is equal to the aggregate liquidation preference of shares of Preferred Stock ($50 per share) surrendered for conversion divided by the Conversion Price, initially $22.76, subject to adjustment as described in the governing Certificate of Designations, Preferences and Rights and in Occidental's Registration Statement on Form 8-B/A (Amendment No. 5) dated November 1, 1995.

  (3) In August 1996, Occidental acquired three specialty chemical units in separate transactions for approximately $149 million through the issuance of 5,512,355 shares of Occidental common stock, with a value of approximately $130 million, and the balance paid in cash. The acquisitions included Laurel Industries, Inc. ("Laurel"), Natural Gas Odorizing, Inc. ("NGO"), and a plant in Augusta, Georgia, purchased from Power Silicates Manufacturing, Inc. The NGO shares were issued to its parent, Helmerich & Payne, Inc., while the Laurel shares were issued to certain Laurel investors.

  (4) In November 1996, Occidental issued 1,400,000 shares of its Cumulative MidCon-Indexed Convertible Preferred Stock, par value $1.00 per share, to the MidCon Corp. ESOP Trust for $1,400,000 in cash and a promissory note in the principal amount of $1,398,600,000. For terms of conversion, reference is made to Occidental's Form 8-K dated November 20, 1996, and the governing Certificate of Designations filed as an exhibit thereto.

  The securities described in the paragraphs marked (1) through (4) above were issued in reliance on the exemption from registration under Section 4(2) of the Act, and the rules promulgated under the Act, as transactions not involving a public offering. Each recipient of such securities stated that it was its intent to acquire the securities for investment purposes. In each case the recipient had access to Occidental's public financial information. Appropriate restrictive legends were, in each case, affixed to the stock certificates issued in each transaction. The shares of Occidental common stock issued in the Agip, Laurel and NGO transactions were subsequently registered for resale in secondary offering Registration Statements on Form S-3 filed with the Securities and Exchange Commission. Demand registration rights granted to the Trusts in the Placid transaction have been exercised with respect to certain shares of Occidental's common stock issued in such transaction.

ITEM 6 SELECTED FINANCIAL DATA

  There is hereby incorporated by reference the information appearing under the caption "Five-Year Summary of Selected Financial Data" in the 1996 Annual Report.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis" in the 1996 Annual Report.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION

                                                                PAGES
                                                       -----------------------
                                                       ANNUAL REPORT FORM 10-K
                                                       ------------- ---------
Financial Statements and Supplementary Data (pages 21
 through 58 and pages 60 through 68 of Occidental's
 1996 Annual Report incorporated herein by reference):

  Consolidated Statements of Operations...............      33          --

  Consolidated Balance Sheets.........................      34          --

  Consolidated Statements of Stockholders' Equity.....      36          --

  Consolidated Statements of Cash Flows...............      37          --

  Notes to Consolidated Financial Statements..........      38          --

  Report of Independent Public Accountants............      60          --

  Quarterly Financial Data............................      61          --

  Supplemental Oil and Gas Information................      63          --

Report of Independent Public Accountants..............      --          22

Financial Statement Schedule:

  II Valuation and Qualifying Accounts................      --          23

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors, Occidental Petroleum Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Occidental Petroleum Corporation's Annual Report for the year ended December 31, 1996, incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated January 31, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the Index to Financial Statements and Related Information is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Los Angeles, California                   ARTHUR ANDERSEN LLP
January 31, 1997

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (In millions)

                                          ADDITIONS
                                    ---------------------
                         BALANCE AT CHARGED TO CHARGED TO              BALANCE AT
                         BEGINNING  COSTS AND    OTHER                   END OF
                         OF PERIOD   EXPENSES   ACCOUNTS  DEDUCTIONS     PERIOD
------------------------ ---------- ---------- ---------- ----------   ----------
1996
  Allowance for doubtful
   accounts                $   19     $   12     $   --     $   (7)      $   24
                           ======     ======     ======     ======       ======
  Environmental            $  582     $  100     $   11     $ (127)(a)   $  566
  Contract impairment          81         --         --        (36)(c)       45
  Foreign and other
   taxes, litigation and
   other reserves             969         71         24       (101)(a)      963
                           ------     ------     ------     ------       ------
                           $1,632     $  171     $   35     $ (264)      $1,574
------------------------   ======     ======     ======     ======       ======
1995
  Allowance for doubtful
   accounts                $   17     $    8     $    1     $   (7)      $   19
                           ======     ======     ======     ======       ======
  Environmental            $  635     $   21     $   19     $  (93)(a)   $  582
  Contract impairment         141         --         --        (60)(a)       81
  Foreign and other
   taxes, litigation and
   other reserves           1,002        140         50       (223)(a)      969
                           ------     ------     ------     ------       ------
                           $1,778     $  161     $   69     $ (376)      $1,632(b)
------------------------   ======     ======     ======     ======       ======
1994
  Allowance for doubtful
   accounts                $   13     $    6     $   --     $   (2)      $   17
                           ======     ======     ======     ======       ======
  Environmental            $  742     $    5     $   50     $ (162)(a)   $  635
  Contract impairment         165         --         --        (24)(c)      141
  Foreign and other
   taxes, litigation and
   other reserves             818        190         84        (90)(a)    1,002
                           ------     ------     ------     ------       ------
                           $1,725     $  195     $  134     $ (276)      $1,778(b)
------------------------   ======     ======     ======     ======       ======

(a) Primarily represents payments.

(b) Of these amounts, $209 million, $228 million and $197 million in 1996, 1995 and 1994, respectively, is classified as current.

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

                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  There is hereby incorporated by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" in Occidental's definitive proxy statement filed in connection with its April 25, 1997, Annual Meeting of Stockholders (the "1997 Proxy Statement"). See also the list of Occidental's executive officers and related information under "Executive Officers of the Registrant" in Part I hereof.

ITEM 11 EXECUTIVE COMPENSATION

  There is hereby incorporated by reference the information appearing under the captions "Executive Compensation" (excluding, however, the information appearing under the subcaptions "Report of the Compensation Committee" and "Performance Graphs") and "Election of Directors--Information Regarding the Board of Directors and Its Committees" in the 1997 Proxy Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is hereby incorporated by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is hereby incorporated by reference the information appearing under the caption "Election of Directors--Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2). FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

  Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

(a) (3). EXHIBITS

 3.(i)* (a) Restated Certificate of Incorporation of Occidental, together with all certificates amendatory thereof filed with the Secretary of State of Delaware through December 23, 1994 (filed as Exhibit 3.(i) to the
         Annual Report on Form 10-K of Occidental for the fiscal year ended
         December 31, 1994, File No. 1-9210).

         (b) Certificate of Designation of the Cumulative MidCon-Indexed
         Convertible Preferred Stock (par value $1.00 per share) of Occidental
         Petroleum Corporation (filed as Exhibit 3.1 to Occidental's Current
         Report on Form 8-K dated November 20, 1996, File No. 1-9210).

 3.(ii)* Bylaws of Occidental, as amended through December 15, 1994 (filed as
         Exhibit 3.(ii) to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1994, File No. 1-9210).

-------------------------------
* Incorporated herein by reference.


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

        All of the Exhibits numbered 10.1 to 10.42 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 14(c) of
        Form 10-K.

 10.1*  Consultation Agreement, dated December 16, 1974, between Occidental
        Petroleum Corporation, a California corporation, and Arthur Groman
        (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1987, File No. 1-9210).

 10.2*  Employment Agreement, dated as of May 14, 1992, between Occidental and
        J. Roger Hirl (filed as Exhibit 10.2 to the Quarterly Report on Form
        10-Q of Occidental for the quarterly period ended June 30, 1992, File
        No. 1-9210).

 10.3*  Employment Agreement, dated November 16, 1991, between Occidental and
        Dr. Ray R. Irani (filed as Exhibit 10.5 to the Annual Report on Form
        10-K of Occidental for the fiscal year ended December 31, 1991, File
        No. 1-9210).

 10.4*  Employment Agreement, dated September 16, 1993, between Occidental and
        Dr. Dale R. Laurance (filed as Exhibit 10.7 to the Annual Report on
        Form 10-K of Occidental for the fiscal year ended December 31, 1993, File No. 1-9210).

 10.5*  Employment Agreement, dated as of May 14, 1992, between Occidental and
        John F. Riordan (filed as Exhibit 10.4 to the Quarterly Report on Form
        10-Q of Occidental for the quarterly period ended June 30, 1992, File
        No. 1-9210).

 10.6*  Termination of Consulting Agreement and Release, dated November 11,
        1993, between OXY USA Inc. and George O. Nolley (filed as Exhibit 10.9 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1993, File No. 1-9210).

 10.7* Form of Indemnification Agreement between Occidental and each of its directors (filed as Exhibit B to Occidental's Proxy Statement for its
        May 21, 1987, Annual Meeting of Stockholders, File No. 1-9210).

 10.8* Occidental Petroleum Corporation Split Dollar Life Insurance Program and Related Documents (filed as Exhibit 10.2 to the Quarterly Report on
        Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).

 10.9* Occidental Petroleum Insured Medical Plan, as amended and restated effective April 29, 1994, amending and restating the Occidental
        Petroleum Corporation Executive Medical Plan (As Amended and Restated
        Effective April 1, 1993) (filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ending March 31, 1994, File No. 1-9210).

 10.10* Occidental Petroleum Corporation 1978 Stock Option Plan (as amended and restated effective May 21, 1987) (filed as Exhibit 28(a) to
        Occidental's Registration Statement on Form S-8, File No. 33-14662).

 10.11* Form of Nonqualified Stock Option Grant under Occidental Petroleum
        Corporation 1978 Stock Option Plan (filed as Exhibit 10.19 to the
        Registration Statement on Form 8-B, dated June 26, 1986, of Occidental,
        File No. 1-9210).

-------------------------------
* Incorporated herein by reference.

 10.12* Form of Incentive Stock Option Grant under Occidental Petroleum
        Corporation 1978 Stock Option Plan (filed as Exhibit 10.20 to the
        Registration Statement on Form 8-B, dated June 26, 1986, of Occidental,
        File No. 1-9210).

 10.13* Occidental Petroleum Corporation 1987 Stock Option Plan, as amended through April 29, 1992 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

 10.14* Form of Nonqualified Stock Option Agreement under Occidental Petroleum
        Corporation 1987 Stock Option Plan (filed as Exhibit 10.2 to the
        Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

 10.15* Form of Nonqualified Stock Option Agreement, with Stock Appreciation
        Right, under Occidental Petroleum Corporation 1987 Stock Option Plan
        (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of
        Occidental for the quarterly period ended March 31, 1992, File No. 1-
        9210).

 10.16* Form of Incentive Stock Option Agreement under Occidental Petroleum
        Corporation 1987 Stock Option Plan (filed as Exhibit 10.4 to the
        Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

 10.17* Form of Incentive Stock Option Agreement, with Stock Appreciation
        Right, under Occidental Petroleum Corporation 1987 Stock Option Plan
        (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of
        Occidental for the quarterly period ended March 31, 1992, File No. 1-
        9210).

 10.18* Occidental Petroleum Corporation 1977 Executive Long-Term Incentive
        Stock Purchase Plan, as amended through December 10, 1992 (filed as
        Exhibit 10.20 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File No. 1-9210).

 10.19* Form of award letter utilized under Occidental Petroleum Corporation
        1977 Executive Long-Term Incentive Stock Purchase Plan (filed as
        Exhibit 10.21 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File No. 1-9210).

 10.20* Occidental Petroleum Corporation Incentive Compensation Plan, effective as of October 28, 1991 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1991, File No. 1-9210).

 10.21* Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1994) (filed as Exhibit
        10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).

 10.22* Memorandum, dated February 8, 1990, regarding MidCon Corp. Financial
        Counseling Program (filed as Exhibit 10.29 to the Annual Report on Form
        10-K of Occidental for the fiscal year ended December 31, 1989, File
        No. 1-9210).

 10.23* Occidental Petroleum Corporation Senior Executive Deferred Compensation
        Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.24 to the Annual
        Report on Form 10-K of Occidental for the fiscal year ended December
        31, 1995, File No. 1-9210).

 10.24* Occidental Petroleum Corporation Senior Executive Supplemental Life
        Insurance Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.25 to the Annual Report on Form 10-K of Occidental for the fiscal year ended
        December 31, 1995, File No. 1-9210).

 10.25* Occidental Petroleum Corporation Senior Executive Supplemental
        Retirement Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.26 to the Annual Report on Form 10-K of Occidental for the fiscal year ended
        December 31, 1995, File No. 1-9210).

-------------------------------
* Incorporated herein by reference.

 10.26* Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan
        (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.27 to the Annual Report on
        Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).

 10.27* Occidental Petroleum Corporation 1995 Incentive Stock Plan, effective
        April 29, 1995 (filed as Exhibit 99.1 to Occidental's Registration
        Statement on Form S-8, File No. 33-64719).

 10.28* Form of Incentive Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.2 to
        Occidental's Registration Statement on Form S-8, File No. 33-64719).

 10.29* Form of Nonqualified Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.3 to
        Occidental's Registration Statement on Form S-8, File No. 33-64719).

 10.30* Form of Stock Appreciation Rights Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.4 to the
        Registration Statement on Form S-8, File No. 33-64719).

 10.31* Form of Restricted Stock Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.5 to the
        Registration Statement on Form S-8, File No. 33-64719).

 10.32* Form of Performance Stock Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.6 to the
        Registration Statement on Form S-8, File No. 33-64719).

 10.33* Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-
        Employee Directors, effective April 26, 1996 (filed as Exhibit 99.1 to the Registration Statement on Form S-8, File No. 333-02901).

 10.34* Form of Restricted Stock Option Assignment under Occidental Petroleum
        Corporation 1996 Restricted Stock Plan for Non-Employee Directors
        (filed as Exhibit 99.2 to the Registration Statement on Form S-8, File
        No. 333-02901).

 10.35* Form of Incentive Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.1 to
        Occidental's quarterly report on Form 10-Q for the fiscal quarter ended
        June 30, 1996, File No. 1-9210, amends Form previously filed as Exhibit
        99.2 to Occidental's Registration Statement on Form S-8, File No. 33-
        64719 and incorporated by reference as Exhibit 10.29 to the Annual
        Report on Form 10-K of Occidental for the fiscal year ended
        December 31, 1995, File No. 1-9210).

 10.36* Form of Nonqualified Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.2 to
        Occidental's quarterly report on Form 10-Q for the fiscal quarter ended
        June 30, 1996, File No. 1-9210, amends Form previously filed as Exhibit
        99.3 to Occidental's Registration Statement on Form S-8, File No. 33-
        64719 and incorporates by reference as Exhibit 10.30 to the Annual
        Report on Form 10-K of Occidental for the fiscal year ended
        December 31, 1995, File No. 1-9210).

 10.37* Agreement, dated September 9, 1996, between Occidental and David R.
        Martin (filed as Exhibit 10.1 to Occidental's quarterly report on Form
        10-Q for the fiscal quarter ended September 30, 1996, File No. 1-9210).

 10.38* Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1996) (filed as Exhibit
        10.2 to Occidental's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1996, File No. 1-9210).

 10.39* MidCon Corp. Savings Plan (filed as Exhibit 99.1 to Occidental's
        Registration Statement on Form S-8, File No. 333-17879).

 10.40* Amendment No. 1 MidCon Corp. Savings Plan (filed as Exhibit 99.1 to
        Occidental's Registration Statement on Form S-8, File No. 333-17879).

-------------------------------
* Incorporated herein by reference.

 10.41 MidCon Corp. Supplemental Retirement Plan (effective as of January 1,
       1997).

 10.42 Employment Agreement made as of the 3rd day of May, 1993, by and between Occidental and Donald de Brier.

 11 Statement regarding computation of earnings per common and common equivalent share and fully diluted earnings per share for the three years ended December 31, 1996.

 12 Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31, 1996.

 13    Pages 21 through 58 and pages 60 through 68 of Occidental's Annual
       Report for the fiscal year ended December 31, 1996, which are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

 21    List of subsidiaries of Occidental at December 31, 1996.

 23    Consent of Independent Public Accountants.

 27    Financial data schedule of Occidental for the fiscal year ended December
       31, 1996 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).

-------------------------------
* Incorporated herein by reference.

(b) REPORTS ON FORM 8-K

  During the fourth quarter of 1996, Occidental filed the following Current Reports on Form 8-K:

  1. Current Report on Form 8-K dated October 17, 1996 (date of earliest event reported), filed on October 18, 1996, for the purpose of reporting, under Item 5, Occidental's results of operations for the third quarter ended September 30, 1996.

  2. Current Report on Form 8-K dated November 20, 1996 (date of earliest event reported), filed on November 21, 1996, for the purpose of reporting, under Item 5, Occidental's implementation of the MidCon ESOP.

  During the first quarter of 1997 to the date hereof, Occidental filed the following Current Report on Form 8-K:

  1. Current Report on Form 8-K dated January 23, 1997 (date of earliest event reported), filed on January 24, 1997, for the purpose of reporting, under Item 5, Occidental's results of operations for the fourth quarter and fiscal year ended December 31, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OCCIDENTAL PETROLEUM CORPORATION

March 19, 1997                            By:         Ray R. Irani
                                            -----------------------------------
                                                      Ray R. Irani
                                           Chairman of the Board of Directors
                                              and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
          Ray R. Irani               Chairman of the Board of        March 19, 1997
__________________________________    Directors and Chief
          Ray R. Irani                Executive Officer

        Anthony R. Leach             Executive Vice President        March 19, 1997
__________________________________    and Chief Financial Officer
        Anthony R. Leach

     Samuel P. Dominick, Jr.         Vice President and              March 19, 1997
__________________________________    Controller (Chief
     Samuel P. Dominick, Jr.          Accounting Officer)

        John S. Chalsty              Director                        March 19, 1997
__________________________________
        John S. Chalsty

      Edward P. Djerejian            Director                        March 19, 1997
__________________________________
      Edward P. Djerejian

          Albert Gore                Director                        March 19, 1997
__________________________________
          Albert Gore

         Arthur Groman               Director                        March 19, 1997
__________________________________
         Arthur Groman

         J. Roger Hirl               Director                        March 19, 1997
__________________________________
         J. Roger Hirl

         John W. Kluge               Director                        March 19, 1997
__________________________________
         John W. Kluge

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
        Dale R. Laurance             Director                        March 19, 1997
__________________________________
        Dale R. Laurance

        Irvin W. Maloney             Director                        March 19, 1997
__________________________________
        Irvin W. Maloney

        George O. Nolley             Director                        March 19, 1997
__________________________________
        George O. Nolley

         John F. Riordan             Director                        March 19, 1997
__________________________________
         John F. Riordan

         Rodolfo Segovia             Director                        March 19, 1997
__________________________________
         Rodolfo Segovia

         Aziz D. Syriani             Director                        March 19, 1997
__________________________________
         Aziz D. Syriani

         Rosemary Tomich             Director                        March 19, 1997
__________________________________
         Rosemary Tomich

                               INDEX TO EXHIBITS

EXHIBITS

(a) (3). EXHIBITS

 3.(i)* (a) Restated Certificate of Incorporation of Occidental, together with all certificates amendatory thereof filed with the Secretary of State of Delaware through December 23, 1994 (filed as Exhibit 3(i) to the
         Annual Report on Form 10-K of Occidental for the fiscal year ended
         December 31, 1994, File No. 1-9210).

         (b) Certificate of Designation of the Cumulative MidCon-Indexed
         Convertible Preferred Stock (par value $1.00 per share) of Occidental
         Petroleum Corporation (filed as Exhibit 3.1 to Occidental's Current
         Report on Form 8-K dated November 20, 1996, File No. 1-9210).

 3.(ii)* By-laws of Occidental, as amended through December 15, 1994 (filed as
         Exhibit 3(ii) to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1994, File No. 1-9210).

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

         All of the Exhibits numbered 10.1 to 10.42 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to
         Item 14(c) of Form 10-K.

 10.1*   Consultation Agreement, dated December 16, 1974, between Occidental
         Petroleum Corporation, a California corporation, and Arthur Groman
         (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1987, File No. 1-9210).

 10.2*   Employment Agreement, dated as of May 14, 1992, between Occidental and
         J. Roger Hirl (filed as Exhibit 10.2 to the Quarterly Report on Form
         10-Q of Occidental for the quarterly period ended June 30, 1992, File
         No. 1-9210).

 10.3*   Employment Agreement, dated November 16, 1991, between Occidental and
         Dr. Ray R. Irani (filed as Exhibit 10.5 to the Annual Report on Form
         10-K of Occidental for the fiscal year ended December 31, 1991, File
         No. 1-9210).

 10.4*   Employment Agreement, dated September 16, 1993, between Occidental and
         Dr. Dale R. Laurance (filed as Exhibit 10.7 to the Annual Report on
         Form 10-K of Occidental for the fiscal year ended December 31, 1993, File No. 1-9210).

 10.5*   Employment Agreement, dated as of May 14, 1992, between Occidental and
         John F. Riordan (filed as Exhibit 10.4 to the Quarterly Report on Form
         10-Q of Occidental for the quarterly period ended June 30, 1992, File
         No. 1-9210).

 10.6*   Termination of Consulting Agreement and Release, dated November 11,
         1993, between OXY USA Inc. and George O. Nolley (filed as Exhibit 10.9 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1993, File No. 1-9210).

 10.7* Form of Indemnification Agreement between Occidental and each of its directors (filed as Exhibit B to Occidental's Proxy Statement for its
         May 21, 1987, Annual Meeting of Stockholders, File No. 1-9210).

-------------------------------
* Incorporated herein by reference.

 10.8* Occidental Petroleum Corporation Split Dollar Life Insurance Program and Related Documents (filed as Exhibit 10.2 to the Quarterly Report on
        Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).

 10.9* Occidental Petroleum Insured Medical Plan, as amended and restated effective April 29, 1994, amending and restating the Occidental
        Petroleum Corporation Executive Medical Plan (As Amended and Restated
        Effective April 1, 1993) (filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ending March 31, 1994, File No. 1-9210).

 10.10* Occidental Petroleum Corporation 1978 Stock Option Plan (as amended and restated effective May 21, 1987) (filed as Exhibit 28(a) to
        Occidental's Registration Statement on Form S-8, File No. 33-14662).

 10.11* Form of Nonqualified Stock Option Grant under Occidental Petroleum
        Corporation 1978 Stock Option Plan (filed as Exhibit 10.19 to the
        Registration Statement on Form 8-B, dated June 26, 1986, of Occidental,
        File No. 1-9210).

 10.12* Form of Incentive Stock Option Grant under Occidental Petroleum
        Corporation 1978 Stock Option Plan (filed as Exhibit 10.20 to the
        Registration Statement on Form 8-B, dated June 26, 1986, of Occidental,
        File No. 1-9210).

 10.13* Occidental Petroleum Corporation 1987 Stock Option Plan, as amended through April 29, 1992 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

 10.14* Form of Nonqualified Stock Option Agreement under Occidental Petroleum
        Corporation 1987 Stock Option Plan (filed as Exhibit 10.2 to the
        Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

 10.15* Form of Nonqualified Stock Option Agreement, with Stock Appreciation
        Rights, under Occidental Petroleum Corporation 1987 Stock Option Plan
        (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of
        Occidental for the quarterly period ended March 31, 1992, File No. 1-
        9210).

 10.16* Form of Incentive Stock Option Agreement under Occidental Petroleum
        Corporation 1987 Stock Option Plan (filed as Exhibit 10.4 to the
        Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

 10.17* Form of Incentive Stock Option Agreement, with Stock Appreciation
        Rights, under Occidental Petroleum Corporation 1987 Stock Option Plan
        (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of
        Occidental for the quarterly period ended March 31, 1992, File No. 1-
        9210).

 10.18* Occidental Petroleum Corporation 1977 Executive Long-Term Incentive
        Stock Purchase Plan, as amended through December 10, 1992 (filed as
        Exhibit 10.20 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File No. 1-9210).

 10.19* Form of award letter utilized under Occidental Petroleum Corporation
        1977 Executive Long-Term Incentive Stock Purchase Plan (filed as
        Exhibit 10.21 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File No. 1-9210).

 10.20* Occidental Petroleum Corporation Incentive Compensation Plan, effective as of October 28, 1991 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1991, File No. 1-9210).

 10.21* Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1994) (filed as Exhibit
        10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).

-------------------------------
* Incorporated herein by reference.

 10.22* Memorandum, dated February 8, 1990, regarding MidCon Corp. Financial
        Counseling Program (filed as Exhibit 10.29 to the Annual Report on Form
        10-K of Occidental for the fiscal year ended December 31, 1989, File
        No. 1-9210).

 10.23* Occidental Petroleum Corporation Senior Executive Deferred Compensation
        Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.24 to the Annual
        Report on Form 10-K of Occidental for the fiscal year ended December
        31, 1995, File No. 1-9210).

 10.24* Occidental Petroleum Corporation Senior Executive Supplemental Life
        Insurance Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.25 to the Annual Report on Form 10-K of Occidental for the fiscal year ended
        December 31, 1995, File No. 1-9210).

 10.25* Occidental Petroleum Corporation Senior Executive Supplemental
        Retirement Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.26 to the Annual Report on Form 10-K of Occidental for the fiscal year ended
        December 31, 1995, File No. 1-9210).

 10.26* Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan
        (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.27 to the Annual Report on
        Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).

 10.27* Occidental Petroleum Corporation 1995 Incentive Stock Plan, effective
        April 29, 1995 (filed as Exhibit 99.1 to Occidental's Registration
        Statement on Form S-8, File No. 33-64719).

 10.28* Form of Incentive Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.2 to
        Occidental's Registration Statement on Form S-8, File No. 33-64719).

 10.29* Form of Nonqualified Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.3 to
        Occidental's Registration Statement on Form S-8, File No. 33-64719).

 10.30* Form of Stock Appreciation Rights Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.4 to the
        Registration Statement on Form S-8, File No. 33-64719).

 10.31* Form of Restricted Stock Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.5 to the
        Registration Statement on Form S-8, File No. 33-64719).

 10.32* Form of Performance Stock Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.6 to the
        Registration Statement on Form S-8, File No. 33-64719).

 10.33* Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-
        Employee Directors, effective April 26, 1996 (filed as Exhibit 99.1 to the Registration Statement on Form S-8, File No. 333-02901).

 10.34* Form of Restricted Stock Option Assignment under Occidental Petroleum
        Corporation 1996 Restricted Stock Plan for Non-Employee Directors
        (filed as Exhibit 99.2 to the Registration Statement on Form S-8, File
        No. 333-02901).

 10.35* Form of Incentive Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.1 to
        Occidental's quarterly report on Form 10-Q for the fiscal quarter ended
        June 30, 1996, File No. 1-9210, amends Form previously filed as Exhibit
        99.2 to Occidental's Registration Statement on Form S-8, File No. 33-
        64719 and incorporated by reference as Exhibit 10.29 to the Annual
        Report on Form 10-K of Occidental for the fiscal year ended
        December 31, 1995, File No. 1-9210).

-------------------------------
* Incorporated herein by reference.

 10.36* Form of Nonqualified Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.2 to
        Occidental's quarterly report on Form 10-Q for the fiscal quarter ended
        June 30, 1996, File No. 1-9210, amends Form previously filed as Exhibit
        99.3 to Occidental's Registration Statement on Form S-8, File No. 33-
        64719 and incorporates by reference as Exhibit 10.30 to the Annual
        Report on Form 10-K of Occidental for the fiscal year ended
        December 31, 1995, File No. 1-9210).

 10.37* Agreement, dated September 9, 1996, between Occidental and David R.
        Martin (filed as Exhibit 10.1 to Occidental's quarterly report on Form
        10-Q for the fiscal quarter ended September 30, 1996, File No. 1-9210).

 10.38* Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1996) (filed as Exhibit
        10.2 to Occidental's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1996, File No. 1-9210).

 10.39* MidCon Corp. Savings Plan (filed as Exhibit 99.1 to Occidental's
        Registration Statement on Form S-8, File No. 333-17879).

 10.40* Amendment No. 1 MidCon Corp. Savings Plan (filed as Exhibit 99.1 to
        Occidental's Registration Statement on Form S-8, File No. 333-17879).

 10.41  MidCon Corp. Supplemental Retirement Plan (effective as of January 1,
        1997).

 10.42 Employment Agreement made as of the 3rd day of May, 1993, by and between Occidental and Donald de Brier.

 11 Statement regarding computation of earnings per common and common equivalent share and fully diluted earnings per share for the three years ended December 31, 1996.

 12 Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31, 1996.

 13     Pages 21 through 58 and pages 60 through 68 of Occidental's Annual
        Report for the fiscal year ended December 31, 1996, which are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

 21     List of subsidiaries of Occidental at December 31, 1996.

 23     Consent of Independent Public Accountants.

 27     Financial data schedule of Occidental for the fiscal year ended
        December 31, 1996.

-------------------------------
* Incorporated herein by reference.

                                                     EXHIBIT 10.41



                        MIDCON CORP.

                SUPPLEMENTAL RETIREMENT PLAN

               Effective as of January 1, 1997









053.msw                                                   11/13/96

                        MIDCON CORP.
                        ------------
                SUPPLEMENTAL RETIREMENT PLAN
                ----------------------------
               Effective as of January 1, 1997

                      TABLE OF CONTENTS
                      -----------------

   Article     Section                                      Page
   -------     -------                                      ----
     1         Establishment and Purpose
               -------------------------
          1.1  Establishment of Plan                         1
          1.2  Purpose of the Plan                           1
          1.3  Application of Plan                           1

     2         Definitions
               -----------
          2.1  Definitions                                   2
          2.2  Gender and Number                             4

     3         Eligibility and Participation
               -----------------------------
          3.1  Participation                                 5

     4         Benefits
               --------
          4.1 Allocations Relating to Retirement Plan, 6 Supplemental Benefit Plan and
               Employee Stock Ownership Plan
          4.2 Contributions Relating to Retirement Plan, 6 Supplemental Benefit Plan and
               Employee Stock Ownership Plan
          4.3  Allocations Relating to Savings Plan          7
          4.4  Contributions Relating to Savings Plan        7
          4.5  Maintenance of Accounts                       8
          4.6  Vesting and Forfeiture                        9
          4.7  Payment                                       9
          4.8  Death                                        10

     5         Administration
               --------------
          5.1  Administrative Committee                     11
          5.2  Uniform Rules                                11
          5.3  Notice of Address                            11
          5.4  Records                                      12

     6         Amendment and Termination
               -------------------------
          6.1  Amendment and Termination                    13
          6.2  Reorganization of Employer                   13
          6.3  Protected Benefits                           13

     7         General Provisions
               ------------------
          7.1  Nonassignability                             14
          7.2  Employment Rights                            14
          7.3  Illegality of Particular Provision           14
          7.4  Applicable Laws                              14
          7.5 Transfers Involving Occidental Petroleum Corporation Supplemental Retirement Plan 15

                        MIDCON CORP.
                        ------------
                SUPPLEMENTAL RETIREMENT PLAN
                ----------------------------
               Effective as of January 1, 1997


            Article 1.  Establishment and Purpose
            -------------------------------------



     1.1  Establishment of Plan.  MidCon Corp. (the "Company")
          ---------------------
hereby establishes this Plan effective as of January 1,  1997,

which  Plan  shall  be known as the MIDCON CORP.  SUPPLEMENTAL

RETIREMENT  PLAN  (the "Plan").  The Plan is  intended  to  be exempt from the participation, vesting, funding, and fiduciary requirements  of  Title  1 of the Employee  Retirement  Income

Security Act of 1974 ("ERISA"), as an unfunded plan maintained primarily  for the purpose of providing deferred  compensation for  a  select  group  of  management  or  highly  compensated employees.



     1.2  Purpose of the Plan.  It is the purpose of this Plan
          -------------------
to   provide  eligible  employees  with  benefits  that   will

compensate them for maximums imposed by law upon contributions to qualified plans.



      1.3   Application of Plan.  The terms of this  Plan  are
            -------------------
applicable to eligible employees employed by the Company on or after January 1, 1997.

                   Article 2.  Definitions
                   -----------------------




      2.1   Definitions.   Whenever  used  in  the  Plan,  the
            -----------
following  terms shall have the respective meanings set  forth below,  unless a different meaning is required by the  context in  which  the word is used, and when the defined  meaning  is intended, the term is capitalized:

      (a)  "Administrative  Committee"   means  the  committee
           ---------------------------
            with authority  to administer the Plan as provided

            under section 5.1.

      (b)   "Beneficiary"    means   the   persons  designated
            -------------
            under  the Retirement Plan by the  Participant  to

            receive benefits in the event of his death.

      (c)   "Board  of  Directors"  means   the    Board    of
            ----------------------
            Directors of the Company.

      (d)   "Code"  means  the  Internal Revenue Code of 1986.
            ------
      (e)   "Company"   means   MidCon   Corp.,   a   Delaware
            ---------
            corporation, and any successor thereto.

      (f)   "Compensation"  means  the  base  salary   of  the
            --------------
            employee  as  stated in the payroll records  of  the

            Employer,  excluding any amounts paid  for  bonuses,

            income realized upon exercise of stock options,  and

            any other special pay which the Employer pays to the

            employee during the year, prior to reduction for any

            deferral of base salary under the Company's  Savings

            Plan,  1988 Deferred Compensation Plan or any  other

            qualified  or  non-qualified  deferred  compensation

            plan or agreement.  In the case of a Participant who

            became disabled prior to October 1, 1995 and who  is

            receiving  benefits  under the Long-Term  Disability

            Plan,  Compensation  shall be  his  base  salary  as

            described  above  in effect at the  time  he  became

            disabled,  as that term is defined in the  Long-Term

            Disability Plan.

      (g)   "Employee   Stock   Ownership   Plan"   means    the
            -------------------------------------
            MidCon Corp. Employee Stock Ownership Plan.

      (h)   "Employer"   means  (a)  the   Company,   (b)   each
            ----------
            affiliate  which is a subsidiary of the Company  and

            (c) any other affiliate or organizational unit which

            (i)  is designated as an Employer under the Plan  by

            the  Board  of  Directors or by  the  Administrative

            Committee  with respect to all or a specified  group

            of   employees  of  such  organizational   unit   or

            affiliate and (ii) adopts this Plan.

      (i)   "Long-Term    Disability     Plan"     means     the
            ----------------------------------
            OCCIDENTAL    PETROLEUM    CORPORATION     LONG-TERM

            DISABILITY PLAN, as amended from time to time.

      (j)   "Participant"    means    a   person   meeting   the
            -------------
            requirements  set forth in Article 3 to  participate

            in the Plan.

      (k)   "Retirement   Plan"    means    the    MIDCON  CORP.
            -------------------
            RETIREMENT PLAN, and as amended from time to time.

      (l)   "Savings Plan"  means  the   MIDCON   CORP.  SAVINGS
            --------------
            PLAN, as amended from time to time.

      (m)   "Senior  Executive   Supplemental  Retirement  Plan"
            ----------------------------------------------------
            means  the  OCCIDENTAL PETROLEUM CORPORATION  SENIOR

            EXECUTIVE  SUPPLEMENTAL RETIREMENT PLAN, as  amended

            from time to time.

      (n)   "Subsidiary"    means   any  corporation   which  is
            ------------
            controlled by the Company.

      (o)   "Supplemental    Benefit     Plan"     means     the
            ----------------------------------
            OCCIDENTAL    PETROLEUM   CORPORATION   SUPPLEMENTAL

            BENEFIT PLAN, as amended from time to time.

      (p)   "Years   of   Service"   means  the number  of  full
            ----------------------
            years credited to a Participant under the Retirement

            Plan for vesting purposes.

      (q)   "1988   Deferred   Compensation   Plan"   means  the
            ---------------------------------------
            OCCIDENTAL   PETROLEUM  CORPORATION  1988   DEFERRED

            COMPENSATION PLAN, as amended from time to time.



     2.2    Gender  and Number.  Except when otherwise indicated
            ------------------
by   the   context, any masculine terminology used herein  shall

also  include  the  feminine, and the use of any term herein  in the singular may also include the plural.

          Article 3.  Eligibility and Participation
          -----------------------------------------




       3.1    Participation.   Any  employee  (other  than   a
              -------------
participant  in  the Senior Executive Supplemental  Retirement

Plan)  who is eligible to participate in the Savings Plan  and the  Retirement  Plan and who, for a given plan  year  of  the

Savings  Plan,  would  be ineligible to  receive  the  maximum employer  matching  contribution  under  section  5.1  of  the

Savings  Plan  due  to  the limitations  imposed  by  sections

401(a)(17) (which limits the amount of compensation which  may be taken into account) or 415 of the Code (assuming the second paragraph  of section 4.8 of the Retirement Plan is applicable to the employee) shall become a Participant.



           In addition, any employee (other than a Participant

in  the  Senior  Executive Supplemental Retirement  Plan)  who

would  be  ineligible to receive the maximum employer matching contribution under section 5.1 of the Savings Plan in  a  plan year,  due  to  the  limitations described  in  the  preceding paragraph,  on account of deferrals of base salary during  the year  under the 1988 Deferred Compensation Plan (or any  other nonqualified pension benefit plan sponsored by the Company  or a Subsidiary in which the Participant participates) shall be a

Participant in this Plan for that plan year.



            Notwithstanding  anything  contained  herein,  any

employee  who  is entitled to receive supplemental  retirement benefits upon his retirement pursuant to a written contract of employment between himself and the Company shall be ineligible to  be  a  Participant effective upon the later of January  1,

1997 or January 1 of the year after the effective date of such contractual provision.

                    Article 4.  Benefits
                    --------------------




       4.1    Allocations   Relating   to   Retirement   Plan,
              ------------------------------------------------
Supplemental  Benefit Plan and Employee Stock Ownership  Plan.
-------------------------------------------------------------
A  credit shall be made as of the last day of each month to  a contingent  account for each Participant.  The  amount  to  be allocated shall equal the sum of (a) the amount which would be allocated  to  the account of the Participant  for  the  month

under   the   Retirement  Plan,  based  on  the  Participant's

Compensation,   if  the  Participant  were  not   subject   to

provisions that withhold allocations until the end of the plan year,  and  (b),  in  the  case of  a  Participant  who  is  a participant in the Supplemental Benefit Plan, the amount which cannot  be  accrued  under  section 4.1  of  the  Supplemental

Benefit  Plan during the month due to the limitations  imposed by  section 401(a)(17) of the Code, and (c), in the case of  a

Participant  who  is  a  participant  in  the  Employee  Stock

Ownership  Plan, the value denominated in cash of  the  amount which  cannot  be allocated under section 4.3 of the  Employee

Stock  Ownership  Plan  due  to  the  limitations  imposed  by sections 415 and 401(a)(17) of the Code.



       4.2    Contributions  Relating  to   Retirement   Plan,
              ------------------------------------------------
Supplemental  Benefit Plan and Employee Stock Ownership  Plan.
-------------------------------------------------------------
For  Participants  covered under this Plan, allocations  under the  Retirement  Plan are determined at the end  of  the  plan

year,  to  the  extent allowable under Code limitations.   The

amounts  contingently credited under section  4.1  during  the year  to a Participant shall be reduced by the amount actually allocated  to his account under the Retirement Plan,  and  any remaining amount shall be credited permanently to his  account under  this Plan.  At the end of each year, the Employer shall contribute to a grantor trust or similar arrangement  to  fund benefits  hereunder an amount which shall equal such remaining

amounts permanently allocated to Participants hereunder.   The

Employer shall also contribute
and  permanently credit to each Participant's account earnings on  contingent monthly allocations under section 4.1  for  the year  as if such contingent allocations shared in earnings  at

the   rate  and  in  the  manner  described  in  section  4.5.

Notwithstanding  the foregoing, any earnings  attributable  to the  Retirement Plan previously credited to the account  of  a

Participant under the Plan during the current or any preceding

plan  year  shall  be  reallocated  to  the  account  of   the

Participant under the Retirement Plan in any year when  it  is permissible to do so under Code limitations.



      4.3   Allocations Relating to Savings  Plan.   A  credit
            -------------------------------------
shall  be  made  as of the last day of the plan  year  to  the account  of  each Participant who, for that plan year  of  the

Savings  Plan,  makes  the  maximum deferral  or  contribution permitted  under  Article 4 of the Savings  Plan  and  is  not eligible to receive the maximum employer matching contribution under  section 5.1 of the Savings Plan due to the  limitations imposed by sections 401(a)(17) or 415 of the Code.  The amount to  be  allocated under this Plan shall equal the amount which cannot  be  allocated to the account of the Participant  under the  Savings  Plan  for  the  plan  year  on  account  of  the limitations imposed under the Code, reduced by any such amount which is credited on behalf of the Participant under any other

Company nonqualified pension benefit plan, including the  1988

Deferred  Compensation Plan.  An additional  amount  equal  to five  percent (5%) of the amount allocated to the  Participant under  the  preceding  sentence shall  be  allocated  to  each

Participant  in lieu of interest on such amount for  the  plan year.



     4.4  Contributions Relating to Savings Plan.  The amounts
          --------------------------------------
allocated  to a Participant under section 4.3 for a plan  year shall  be credited permanently to his account under this Plan.

At  the end of each year, the Employer shall contribute  to  a

grantor   trust  or  similar  arrangement  to  fund   benefits

hereunder an amount which shall equal such amounts permanently allocated to Participants hereunder.

     4.5  Maintenance of Accounts.
          -----------------------
          (a)   The     Employer    shall     establish     and

                maintain,  in  the name of each Participant, an

                individual  account  which shall consist of all

                amounts    permanently    credited    to    the

                Participant.  As of the end of each semimonthly

                processing period, the Administrative Committee

                shall increase or decrease the balance,  if any,

                of  the  Participant's individual account as  of

                the  last  day  of  the  preceding   semimonthly

                processing  period,  by multiplying such  amount

                by  a  number equal to  one plus .083% plus  the

                semimonthly  yield  on 5-Year Treasury  Constant

                Maturities   for  the   semimonthly   processing

                period.   As of  December 31st of each year  the

                Administrative  Committee shall then add to such

                account  balance,  any permanent  allocation  to

                which   the  Participant is  entitled  for  such

                year.



          (b)   The     individual     account      of      each

                Participant   shall   represent   a   liability,

                payable  when  due under this Plan, out  of  the

                general  assets  of the Employer,  or  from  the

                assets  of  any  trust,   custodial  account  or

                escrow   arrangement  which  the  Employer   may

                establish   for   the    purpose   of   assuring

                availability    of  funds  sufficient   to   pay

                benefits  under  this Plan.  The  money  in  any

                such  trust or account shall at all times remain

                the  property of the Employer,  and neither this

                Plan   nor  any   Participant  shall  have   any

                beneficial  ownership  interest  in  the  assets

                thereof.   No property or assets of the Employer

                shall  be  pledged,   encumbered,  or  otherwise

                subjected  to   a lien or security interest  for

                payment of
                benefits    hereunder.      Accounting     for

                this Plan shall be based on generally accepted

                accounting principles.



      4.6   Vesting and Forfeiture.  All benefits  under  this
            ----------------------
Plan  shall  be contingent and forfeitable and no  Participant shall  have a vested interest in any benefit until one of  the events listed below occurs while he is still employed with the

Employer:

     (a)  he completes five Years of Service;

     (b)  he attains age 60; or

     (c)  he  dies  or  becomes  disabled  (as  defined in the

          Retirement Plan).

      A person who terminates employment with the Employer for

any  reason  prior  to  becoming vested  hereunder  shall  not receive a benefit.



       4.7    Payment.    Every  Participant  who   terminates
              -------
employment  shall, if vested, have his account distributed  to him  as  soon  as  practicable following  his  termination  of employment  under  one  of the following distribution  options elected  by  the  Participant on  a  form  prescribed  by  the

Administrative Committee:

     (a)  One lump sum payment; or

     (b)  Annual  installment  payments  payable  over  5, 10,

          15,  or  20  years commencing in the  calendar  year

          following  the calendar year in which he  terminates

          employment.



          The election must be made by the Participant as soon

as practicable after his commencement of participation, but in no  event later than the end of the calendar year thereof.  An election  form  shall be provided to the Participant  in  non-

technical language and shall contain a general description  of the  distribution options.  If a Participant fails to make  an election  by  the  close  of the calendar  year  in  which  he commenced participation, he will be
deemed to have elected to receive his benefits in the form  of a lump sum payment pursuant to option (a) above.



           If benefits are to be paid in installments pursuant

to  option (b) above, the Participant's account will  continue to  be  adjusted  until  any series of installments  has  been completed.  The amount of each annual installment shall  equal the  amount credited to the account as of January  31  of  the year  in which the installment is to be paid multiplied  by  a fraction,  the numerator of which is 1 and the denominator  of which  is  the number of installments (including  the  current one)  which remain to be paid.  Each installment shall be paid on or before January 31 of the calendar year.



           Notwithstanding  anything else  contained  in  this

section  4.7,  no  Participant who is  eligible  for  Employer provided long-term disability benefits and who became disabled prior  to  October 1, 1995 shall be entitled to a distribution of  benefits hereunder prior to the time long-term  disability payments cease.



      4.8  Death.  The account of a Participant who dies while
           -----
employed by an Employer shall be paid in a single sum  to  the

Participant's Beneficiary as soon as administratively possible following  the Participant's date of death.  If a  Participant dies  after  termination  of employment,  then  his  surviving

Beneficiary  shall  be  paid the amount in  the  Participant's account  in a single sum as soon as administratively  possible following the Participant's date of death.

                 Article 5.  Administration
                 --------------------------




      5.1   Administrative  Committee.   This  Plan  shall  be
            -------------------------
administered  by  the committee appointed  to  administer  the

Retirement Plan (the "Administrative Committee").



The  interpretation  and construction  by  the  Administrative

Committee of any provisions of this Plan shall be final unless

otherwise  determined by the Board of Directors.   Subject  to

the  Board,  the  Administrative Committee  is  authorized  to interpret the Plan, to prescribe, amend, and rescind rules and

regulations   relating  to  it,  and   to   make   all   other

determinations necessary for its administration.



Without   limiting  the  generality  of  the  foregoing,   the

Administrative Committee shall have the authority to calculate amounts allocable to Participants, and to maintain and  adjust

accounts.   The Administrative Committee shall have  authority

to  delegate  responsibility  for performance  of  ministerial functions  necessary for administration of the  Plan  to  such officers  of  the  Employer, including  Participants,  as  the

Administrative   Committee  shall  in  its   discretion   deem

appropriate.



      5.2   Uniform  Rules.  In administering  the  Plan,  the
            --------------
Administrative  Committee  will apply  uniform  rules  to  all

Participants similarly situated.



      5.3  Notice of Address.  Any payment to a Participant or
           -----------------
Beneficiary,  at the last known post office address  submitted to  the Employer, shall constitute a complete acquittance  and discharge  of  the Employer and any director or  officer  with respect thereto.  Neither the

Employer  nor any director or officer shall have any  duty  or obligation to search for or ascertain the whereabouts  of  any

Participant or his Beneficiary.



       5.4    Records.   The  records  of  the  Administrative
              -------
Committee with respect to the Plan shall be conclusive on  all

Participants,   all  Beneficiaries,  and  all  other   persons

whomsoever.

            Article 6.  Amendment and Termination
            -------------------------------------


      6.1  Amendment and Termination.  The Company expects the
           -------------------------
Plan  to  be permanent, but since future conditions  affecting the  Company  cannot be anticipated or foreseen,  the  Company must  necessarily and does hereby reserve the right to  amend,

modify,  or  terminate the Plan at any time by action  of  its

Board of Directors, except that no amendment shall reduce  the dollar amount credited to a Participant's account and any such

termination  or  amendment  shall  apply  uniformly   to   all

Participants.  The Administrative Committee in its  discretion may  amend the Plan if it finds that such amendment  does  not significantly increase or decrease benefits or costs.



      6.2   Reorganization of Employer.  In  the  event  of  a
            --------------------------
merger  or  consolidation of the Employer, or the transfer  of substantially  all  of the assets of the Employer  to  another

corporation,   such   continuing,  resulting   or   transferee

corporation shall have the right to continue and carry on  the

Plan  and  to assume all liabilities of the Employer hereunder

without   obtaining   the  consent  of  any   Participant   or

Beneficiary.   If such successor shall assume the  liabilities

of the Employer hereunder, then the Employer shall be relieved of all such liability, and no Participant or Beneficiary shall have  the  right to assert any claim against the Employer  for benefits under or in connection with this Plan.



      6.3   Protected Benefits.  If the Plan is terminated  or
            ------------------
amended so as to prevent further earnings adjustments,  or  if liabilities  accrued  hereunder up to the  date  of  an  event specified  in section 6.2 are not assumed by the successor  to the  Employer, then the dollar amount in the account  of  each

Participant, or Beneficiary (whether or not vested)  shall  be paid  in  cash to such Participant or Beneficiary in a  single sum on the last day of the second month following the month in which the amendment or termination occurs.

               Article 7.  General Provisions
               ------------------------------




      7.1  Nonassignability.  Benefits under the Plan are  not
           ----------------
in  any  way subject to the debts or other obligations of  the

persons   entitled   thereto  and  may  not   voluntarily   or

involuntarily   be  sold,  transferred,  or   assigned.    Any

voluntary  attempt  to sell, anticipate, assign,  or  encumber benefits  under this Plan shall operate to cancel the  benefit or  the  balance of a Participant's account as of the date  of such  attempt  and  to relieve the Employer  from  any  future liability  to  pay or distribute any benefit with  respect  to such canceled amount.



      7.2   Employment Rights.  The establishment of the  Plan
            -----------------
shall not be construed as conferring any legal rights upon any

Participant  or  any  other  person  for  a  continuation   of

employment,  nor  shall it interfere with the  rights  of  the

Employer  to discharge any person or treat him without  regard to  the effect which such treatment might have upon him  under this Plan.



      7.3   Illegality   of  Particular  Provision.   If   any
            --------------------------------------
particular provision of this Plan shall be found to be illegal or  unenforceable, such provision shall not affect  any  other provision, but the Plan shall be construed in all respects  as if such invalid provision were omitted.



      7.4   Applicable Laws. The Plan shall be governed by and
            ---------------
construed according to the laws of the State of Illinois.

     7.5  Transfers Involving Occidental Petroleum Corporation
          ----------------------------------------------------
Supplemental  Retirement Plan.  In the case of  a  Participant
-----------------------------
who  ceases  to be eligible to participate due to  his  having

transferred   to   the  employment  of  Occidental   Petroleum

Corporation or any other affiliate which is not an Employer, a transfer  of  the Participant's account shall be made  to  the

Participant's account in the Occidental Petroleum  Corporation

Supplemental  Retirement  Plan (the "Occidental  SRP").   Such

transfer shall be effected on a date to be established by  the

Administrative Committee and the administrative  committee  of the  Occidental SRP, which date shall be no later than the end of  the  plan  year  following the plan  year  in  which  such transfer  of  employment occurs.  The amount thus  transferred

will   be  credited  to  the  Participant's  account  in   the

Occidental SRP in accordance with such procedures  as  may  be

established   by   the  Administrative   Committee   and   the

administrative committee of the Occidental SRP, provided  that the  Administrative Committee provides notice of such transfer in  advance  to such Participant.  Notwithstanding  the  above language, no such transfer shall be made in the event that the affiliate to which the Participant transfers employment is not a  participating employer in the Occidental  SRP,  or  in  the

event   the   Participant  fails  to  meet   the   eligibility

requirements for participation in the Occidental SRP.



           In the case of an employee who becomes eligible  to

participate hereunder due to his having transferred  from  the employment  of Occidental Petroleum Corporation or  any  other affiliate  which is not an Employer and who has a  balance  in

the   Occidental  SRP,  a  transfer  shall  be  made  to  such

employee's  account under this Plan.  Such transfer  shall  be effected  on  a  date to be established by the  Administrative

Committee and the administrative
committee of the Occidental SRP, which date shall be no  later than the end of the plan year following the plan year in which

such   transfer  of  employment  occurs.   The   amount   thus

transferred will be credited to the Participant's  account  in accordance with such procedures as may be established  by  the

Administrative Committee and the administrative  committee  of the Occidental SRP, provided that the Administrative Committee

provides   notice  of  such  transfer  in  advance   to   such

Participant.



            The  provisions  of  this  section  7.5  shall  be

inapplicable   in   the   event  that   Occidental   Petroleum

Corporation ceases to be an Affiliate.

                           -----------

          This amended and restated Plan shall be effective as

of January 1, 1997.

                                                   EXHIBIT 10.42

                      EMPLOYMENT AGREEMENT
                      --------------------


          This Agreement is made as of the 3rd day of May, 1993 by and between Occidental Petroleum Corporation a Delaware corporation (hereinafter referred to as "Employer") and Donald P.
de Brier (hereinafter referred to as "Employee").



                           WITNESSETH
                           ----------

          Employer hereby agrees to employ Employee, and Employee agrees to perform services and to work for Employer, upon the following terms and conditions:

          1. Duties - Employee shall serve in the capacity of Executive Vice President, Senior General Counsel and Corporate Secretary or shall serve in such other capacity and with such other duties for Employer or any of the subsidiaries of Employer or any corporation affiliated with Employer (any such subsidiary or affiliated corporation hereafter to be deemed Employer under this Agreement).

          In performing his duties, Employee agrees to observe and follow the reasonable policies and procedures established by the Employer, which are subject to change by the Employer from time to time.

          2. Term of Employment - The term of employment shall be for a period of five (5) years (unless terminated prior thereto in accordance with the provisions of this Agreement, or unless extended by mutual agreement of the parties), commencing on July 5, 1993, or such earlier date as Employee may specify. In order to be valid, any such extension shall be in writing and signed by the Chairman, President & Chief Executive Officer on behalf of Employer.

          3. Compensation - In consideration for his services to be performed under this Agreement, Employee shall receive, in addition to all other benefits provided in this Agreement, an aggregate salary of no less than four hundred thousand dollars ($400,000) per year payable by Employer in equal semimonthly installments or on such basis as is generally established for principal executives of Employer from time to time.

          4. Participation in Benefit Programs - During the term of this Agreement, Employee shall be entitled to participate in all benefit programs generally applicable to salaried employees of employer in force or adopted by Employer from time to time. Employee will be entitled to one country club membership paid for by Employer provided that the Chairman,

President & Chief Executive Officer of Employer has prior approval on the selection of the specific club. Furthermore, Employee will be required to participate in the tax preparation program conducted by Arthur Andersen & Co.

          5.   Compensation Plans - Employee shall be:
(i) eligible to participate in Employer's Incentive Compensation Plan according to its terms, and shall receive a bonus under such Plan for the year 1993 of forty percent (40%) of his base salary for 1993 or $160,000 (this bonus shall be payable in December 1993 or January 1994 in the discretion of the Company); (ii) eligible to receive annual grants under Employer's 1987 Stock Option Plan and shall receive an option grant of twenty thousand (20,000) shares under such Plan after Employee's execution of this Agreement and the commencement of services pursuant to this Agreement, and (iii) a participant in Employer's 1977 Executive Long-Term Incentive Stock Purchase Plan and shall receive a grant of forty percent (40%) of Employee's base salary or $160,000 in January, 1994 under such Plan. Employee's participation in each of the foregoing Plans shall be in accordance with and subject to all of the terms and conditions of such Plans.

          6. Additional Payments - In order to compensate Employee for losses he will incur in leaving his current employment, Employer shall pay to Employee an aggregate of $100,000, payable after Employee's execution of this Agreement and immediately prior to the commencement of his services pursuant to this Agreement in Los Angeles, California.

          7. Exclusivity of Services - Employee agrees to devote his full-time, exclusive services to Employer hereunder, except for such time as Employee may require in connection with his personal investments, which shall be minimal. However, it is understood that Employee may provide occasional transitional advice to British Petroleum with respect to matters in which he was involved during his employment with British Petroleum.

          8. Vacation - Employee shall be entitled to a total of four (4) weeks vacation in each contract year. Employee agrees to follow Employer's relevant policies and procedures for scheduling and taking such vacations.

          9.   Termination -

               a. Cause - Notwithstanding the term of this Agreement, Employer may discharge Employee and terminate this Agreement for material cause, upon written notice, in the event that Employee (i) shall willfully breach this agreement, or (ii) shall refuse to carry out any lawful order of Employer or act in a disloyal manner inimical to Employer. In any such event, Employer shall give Employee notice of such cause and Employee shall have 30 days to cure such breach.

               b. Incapacity - If, during the term of this Agreement, Employee is materially incapacitated from fully performing his duties pursuant to this Agreement by reason of illness, disability or other incapacity (unless incurred as a direct result of his assignments hereunder) or by reason of any statute, law, ordinance, regulation, order, judgment or decree, Employer may terminate this Agreement without liability by written notice to Employee, but only in the event that such conditions shall aggregate not less than one-hundred eighty (180) days during any one contract year of the term of employment.

               c. Without Cause - Either party may terminate this Agreement without cause at any time, by giving the other party not less than 24 months written notice of termination. Employer may terminate the employment of Employee without cause at any time (including a time during such notice period); and in such event Employer shall compensate Employee (in lieu of said notice and continued employment and, except for benefits specified hereunder, in complete satisfaction of all of its obligations under this Agreement) at his then current rate and in the manner provided in Paragraph 3 above for a period after termination equivalent to the shortest of: (i) twenty-four months; (ii) the remainder of the 24 months notice period (in the event of termination during said notice period); or (iii) until the expiration of the term of this Agreement. In any event, Employer's maximum liability for any breach of this Agreement, including but not limited to, termination without cause and/or notice shall be no more than twenty-four (24) months compensation plus the benefits specified hereunder (or a lesser amount as determined in accordance with subsection (ii) or (iii) of this paragraph) at the rate set forth above.

               During this period of compensation, Employee shall continue to be eligible to (i) participate in all employee benefit plans of Employer (except the short and long-term disability plans unless Employee has already become eligible under such plans), in which he is participating at the time of the notice, and (ii) exercise all stock options previously granted to Employee under Employer's 1987 Stock Option Plan, which options are or become exercisable under the provisions of such Plan as though he were still a full time employee. During the period, any award(s) to Employee pursuant to Employer's Executive Long-Term Incentive Stock Purchase Plan shall continue to vest in the same manner and in the same amounts as such award(s) would have vested if Employee had continued as a full time employee. However, this employee benefits participation and stock plan vesting will cease if Employee accepts a full time position with another employer.

               In the event Employer compensates Employee (in lieu of said notice and continued employment) under the first paragraph of 9(c) above for a period exceeding twelve months, then in such event, all remuneration or wages earned during the second twelve months of such period by Employee, either as employee, independent contractor or consultant to any person, firm or corporation other than employer, shall be a set-off to Employer's duty of compensation to Employee.

          10. Initial Relocation - Employee's relocation from London, United Kingdom to Los Angeles, California (including the sale of Employee's existing residence in Shaker Heights, Ohio), shall be covered by and subject to Employer's existing written relocation policy. This will include the movement of household goods both from England and Ohio, plus any additional relocation benefits as approved by the Executive Vice President of Human Resources. In order to assist Employee in obtaining a new domicile in Los Angeles essentially equivalent to his current domicile in Shaker Heights, Employer will reimburse Employee (on or before June 30th and December 31st of each contract year) for the difference between (x) his current housing costs in Shaker Heights for mortgage payments, real estate taxes and home insurance and (y) the amounts that Employee paid for those housing costs in Los Angeles, subject to the following limitations: no more than $35,000 for the first and second year of Employee's Los Angeles home ownership, $26,250 for the third such year, $17,500 for the fourth such year, $8,750 for the fifth such year and nothing thereafter.

          11. Confidential Information - Employee agrees that he will not divulge to any person, nor use to the detriment of Employer or any of its affiliates or subsidiaries, nor use in any business competitive with or similar to any business of Employer or any of its affiliates or subsidiaries, at any time during employment by Employer or thereafter, any trade secrets or confidential information obtained during the course of his employment with Employer, without first obtaining the written permission of Employer.

          Employee agrees that, at the time of leaving the employ of Employer, he will deliver to Employer and not keep or deliver to anyone else any and all notes, notebooks, memoranda, documents and, in general, any and all material relating to Employer's business.

          12. Entire Agreement; Modification - This Agreement constitutes the entire agreement of the parties relating to the subject matter hereof, and supercedes all previous agreements, arrangements, and understandings, whether express or implied, relating to the subject matter hereof. No other agreements, oral, implied or otherwise, regarding the subject matter of this Agreement shall be deemed to exist or bind either of the parties hereto. This Agreement cannot be modified except by a writing signed by both parties.

          13. Severability - If any provision of this Agreement is illegal and unenforceable in whole or in part, the remainder of this Agreement shall remain enforceable to the extent permitted by law.

          14. Governing Law - This Agreement shall be construed and enforced in accordance with the laws of the State of California.

          15.  Assignment - This Agreement shall be binding upon
Employee, his heirs, executors and assigns and upon Employer, its successors and assigns.

          16. Sole Contract - Employee represents and warrants to Employer that he is not barred by or subject to any contractual or other obligation that would be violated by the execution or performance of this Agreement.

          17. No Waiver - The failure of a party to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver nor deprive that party of the right to insist upon adherence to that term or any other term of this Agreement. Any waiver or amendment to this Agreement must be in writing.

          18.  Withholdings - All compensation provided by
Employer under this Agreement is subject to any and all withholding by Employer as required by applicable law.

          19. Arbitration - Both parties agree that any and all disputes that relate to the termination of this Agreement and/or Employee's employment (including whether Employer had sufficient cause for termination or the manner in which the termination is effected) shall be submitted to binding arbitration and judgment under the Commercial Arbitration Rules of the American Arbitration Association. Should the arbitrator rule in Employee's favor on any dispute, the maximum exclusive remedy shall be that as set forth in Paragraph 9(c) above. The judgment on the award may be entered in any court having jurisdiction.
The parties to any arbitration under this paragraph shall bear the cost of the arbitration and the fee of the neutral arbitrator in such manner as determined by the arbitrator.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.


                              OCCIDENTAL PETROLEUM CORPORATION



                              By: R. R. IRANI
                                  ----------------------------


                              By: DONALD P. DE BRIER
                                  ----------------------------
                                  Donald P. de Brier