Form 10-Q
period 1997-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 1997-05-14
CIK 797468

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                             Yes   X    No
                                 -----     -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                       Outstanding at March 31, 1997
   ---------------------------            -----------------------------
   Common stock $.20 par value                  329,805,727 shares

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                   CONTENTS


                                                                           PAGE
PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Condensed Balance Sheets --
                      March 31, 1997 and December 31, 1996                  2

                  Consolidated Condensed Statements of Operations --
                      Three months ended March 31, 1997 and 1996            4

                  Consolidated Condensed Statements of Cash Flows --
                      Three months ended March 31, 1997 and 1996            5

                  Notes to Consolidated Condensed Financial Statements      6

          Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  10



PART II   OTHER INFORMATION

          Item 1. Legal Proceedings                                        14

          Item 4. Submission of Matters to a Vote of Security-Holders      15

          Item 6. Exhibits and Reports on Form 8-K                         15

                        PART I    FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                     OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                           MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (Amounts in millions)
                                                                          1997         1996
=================================================================    =========    =========

ASSETS

CURRENT ASSETS

  Cash and cash equivalents (Note 4)                                 $     342    $     279

  Receivables, net                                                         784          871

  Inventories (Note 5)                                                     558          633

  Prepaid expenses and other                                               342          407
                                                                     ---------    ---------

    Total current assets                                                 2,026        2,190

LONG-TERM RECEIVABLES, net                                                 152          152

EQUITY INVESTMENTS (Note 11)                                             1,034        1,039

PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation, depletion and amortization of $9,579
  at March 31, 1997 and $9,369 at December 31, 1996 (Note 6)            13,808       13,808

OTHER ASSETS                                                               514          445
                                                                     ---------    ---------
                                                                     $  17,534    $  17,634
================================================================     =========    =========
The accompanying notes are an integral part of these financial statements.

                       OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                              MARCH 31, 1997 AND DECEMBER 31, 1996
                                     (Amounts in millions)

                                                                               1997         1996
======================================================================    =========    =========
LIABILITIES AND EQUITY

CURRENT LIABILITIES

  Current maturities of long-term debt and capital lease liabilities      $       7    $      27

  Notes payable                                                                  48           20

  Accounts payable                                                              857        1,023

  Accrued liabilities                                                         1,165        1,291

  Domestic and foreign income taxes                                             182          109
                                                                          ---------    ---------
    Total current liabilities                                                 2,259        2,470
                                                                          ---------    ---------
LONG-TERM DEBT, net of current maturities and unamortized discount            4,639        4,511
                                                                          ---------    ---------
DEFERRED CREDITS AND OTHER LIABILITIES

  Deferred and other domestic and foreign income taxes                        2,551        2,560

  Other                                                                       2,868        2,953
                                                                          ---------    ---------
                                                                              5,419        5,513
                                                                          ---------    ---------
STOCKHOLDERS' EQUITY

  Nonredeemable preferred stock, stated at liquidation value                  1,325        1,325

  ESOP preferred stock, at par value                                          1,400        1,400

  Unearned ESOP shares                                                       (1,394)      (1,394)

  Common stock, at par value                                                     66           66

  Additional paid-in capital                                                  4,369        4,463

  Retained earnings(deficit)                                                   (546)        (726)

  Cumulative foreign currency translation adjustments                            (3)           6
                                                                          ---------    ---------
                                                                              5,217        5,140
                                                                          ---------    ---------
                                                                          $  17,534    $  17,634
======================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

                      OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                       (Amounts in millions, except per-share amounts)

                                                                             Three Months Ended
                                                                                       March 31
                                                                         ----------------------
                                                                              1997         1996
=====================================================================    =========    =========
REVENUES
  Net sales and operating revenues
    Oil and gas operations                                               $     842    $     754
    Natural gas transmission operations                                        854          702
    Chemical operations                                                      1,075        1,068
    Other                                                                      (10)          (2)
                                                                         ---------    ---------
                                                                             2,761        2,522
  Interest, dividends and other income                                          17           25
  Gains on disposition of assets, net                                           --            5
  Income from equity investments (Note 11)                                      22           20
                                                                         ---------    ---------
                                                                             2,800        2,572
                                                                         ---------    ---------
COSTS AND OTHER DEDUCTIONS
  Cost of sales                                                              2,050        1,874
  Selling, general and administrative and other operating expenses             239          228
  Environmental remediation                                                      6            6
  Exploration expense                                                           25           16
  Interest and debt expense, net                                               109          140
                                                                         ---------    ---------
                                                                             2,429        2,264
                                                                         ---------    ---------
Income(loss) before taxes and extraordinary items                              371          308

Provision for domestic and foreign income and other taxes (Note 10)            192          144
                                                                         ---------    ---------
Income(loss) before extraordinary items                                        179          164

Extraordinary gain(loss), net (Note 2)                                          --          (30)
                                                                         ---------    ---------
NET INCOME(LOSS)                                                               179          134

Preferred dividends                                                            (23)         (23)
                                                                         ---------    ---------
EARNINGS(LOSS) APPLICABLE TO COMMON STOCK                                $     156    $     111
                                                                         =========    =========
PRIMARY EARNINGS PER COMMON SHARE
  Income(loss) before extraordinary items                                $     .47    $     .44
  Extraordinary gain(loss), net                                                 --         (.09)
                                                                         ---------    ---------
Primary earnings(loss) per common share                                  $     .47    $     .35
                                                                         =========    =========
FULLY DILUTED EARNINGS PER COMMON SHARE
  Income(loss) before extraordinary items                                $     .46    $     .43
  Extraordinary gain(loss), net                                                 --         (.09)
                                                                         ---------    ---------
Fully diluted earnings(loss) per common share                            $     .46    $     .34
                                                                         =========    =========

DIVIDENDS PER COMMON SHARE                                               $     .25    $     .25
                                                                         =========    =========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                         330.1        319.4
=====================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

                              OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                            (Amounts in millions)

                                                                                          1997         1996
=================================================================================    =========    =========

CASH FLOW FROM OPERATING ACTIVITIES
  Net income(loss)                                                                   $     179    $     134
  Adjustments to reconcile income to net cash provided by operating activities:
    Extraordinary (gain)loss, net                                                           --           30
    Depreciation, depletion and amortization of assets                                     242          224
    Deferred income tax provision                                                           46           40
    Other noncash charges to income                                                          7           49
    Gains on disposition of assets, net                                                     --           (5)
    Income from equity investments                                                         (22)         (20)
    Exploration expense                                                                     25           16
  Changes in operating assets and liabilities                                             (160)        (137)
  Other operating, net                                                                     (43)         (39)
                                                                                     ---------    ---------
      Net cash provided by operating activities                                            274          292
                                                                                     ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                                                    (276)        (233)
  Proceeds from disposal of property, plant and equipment, net                               4            6
  Other investing, net                                                                      11            3
                                                                                     ---------    ---------
      Net cash used by investing activities                                               (261)        (224)
                                                                                     ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                                               4           --
  Net proceeds from commercial paper and revolving credit agreements                       153          632
  Payments on long-term debt and capital lease liabilities                                 (26)      (1,012)
  Proceeds from issuance of common stock                                                     7            6
  Proceeds of notes payable                                                                 30            3
  Cash dividends paid                                                                     (105)        (103)
  Other financing, net                                                                     (13)           4
                                                                                     ---------    ---------
      Net cash provided(used) by financing activities                                       50         (470)
                                                                                     ---------    ---------
Increase(decrease) in cash and cash equivalents                                             63         (402)

Cash and cash equivalents--beginning of period                                             279          520
                                                                                     ---------    ---------
Cash and cash equivalents--end of period                                             $     342    $     118
=================================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1997


1.  General

    The accompanying unaudited consolidated condensed financial statements have been prepared by Occidental Petroleum Corporation (Occidental) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in Occidental's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K).

    In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of March 31, 1997 and the consolidated results of operations and cash flows for the three months then ended. The results of operations and cash flows for the period ended March 31, 1997 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

    Certain financial statements and notes for the prior year have been changed to conform to the 1997 presentation.

    Reference is made to Note 1 to the consolidated financial statements incorporated by reference in the 1996 Form 10-K for a summary of significant accounting policies.


2.  Extraordinary Gain(Loss)

    The 1996 first quarter results included a net extraordinary loss of $30 million, which resulted from the early retirement of high-coupon debt.


3.  Supplemental Cash Flow Information

    Cash payments during the three months ended March 31, 1997 and 1996 included federal, foreign and state income taxes of approximately $25 million and $17 million, respectively. Interest paid (net of interest capitalized) totaled approximately $101 million and $164 million for the three months ended March 31, 1997 and 1996, respectively.


4.  Cash and Cash Equivalents

    Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $212 million and $206 million at March 31, 1997 and December 31, 1996, respectively.

5.  Inventories

    A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

         Balance at                March 31, 1997    December 31, 1996
         ======================    ==============    =================

         Raw materials                $      95          $     135
         Materials and supplies             186                184
         Work in progress                    18                 17
         Finished goods                     314                344
                                      ---------          ---------
                                            613                680
         LIFO reserve                       (55)               (47)
                                      ---------          ---------
         Total                        $     558          $     633
                                      =========          =========


6.  Property, Plant and Equipment

    Reference is made to the consolidated balance sheets and Note 1 thereto incorporated by reference in the 1996 Form 10-K for a description of investments in property, plant and equipment.


7.  Retirement Plans and Postretirement Benefits

    Reference is made to Note 14 to the consolidated financial statements incorporated by reference in the 1996 Form 10-K for a description of the retirement plans and postretirement benefits of Occidental and its subsidiaries.


8.  Lawsuits, Claims and Related Matters

    Occidental and certain of its subsidiaries have been named in a substantial number of governmental proceedings as defendants or potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and corresponding state acts. These proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties, aggregating substantial amounts. Occidental is usually one of many companies in these proceedings, and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs which can be reasonably estimated. As to those proceedings for which Occidental does not have sufficient information to determine a range of liability, Occidental does have sufficient information on which to base the opinion below.

    It is impossible at this time to determine the ultimate legal liabilities that may arise from various lawsuits, claims and proceedings, including environmental proceedings described above, pending against Occidental and its subsidiaries, some of which may involve substantial amounts. However, in management's opinion, after taking into account reserves, none of such pending lawsuits, claims and proceedings should have a material adverse effect upon Occidental's consolidated financial position or results of operations in any given year.

9.  Other Commitments and Contingencies

    Occidental has certain other commitments under contracts, guarantees and joint ventures and certain other contingent liabilities. Additionally, Occidental has agreed to participate in the development of certain natural gas reserves and construction of a liquefied natural gas plant in Malaysia; however, Occidental has not yet entered into any material development or construction contracts.

    Reference is made to Note 11 to the consolidated financial statements incorporated by reference in the 1996 Form 10-K for information concerning Occidental's long-term purchase obligations for certain products and services.

    In management's opinion, none of such commitments and contingencies discussed above should have a material adverse effect upon Occidental's consolidated financial position or results of operations in any given year.


10. Income Taxes

    The provision for taxes based on income for the 1997 and 1996 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income.

    At December 31, 1996, Occidental had, for U.S. federal income tax return purposes, an alternative minimum tax credit carryforward of $200 million available to reduce future income taxes. The alternative minimum tax credit carryforward does not expire.

    Occidental is subject to audit by taxing authorities for varying periods in various tax jurisdictions. Management believes that any required adjustments to Occidental's tax liabilities will not have a material adverse impact on its financial position or results of operations in any given year.


11. Investments

    Investments in companies, other than oil and gas exploration, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At March 31, 1997, Occidental's equity investments consisted primarily of joint-interest pipelines, including a pipeline in the Dutch sector of the North Sea, an investment of approximately 30 percent in the common shares of Canadian Occidental Petroleum Ltd. and various chemical partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

         Three Months Ended March 31,                         1997         1996
         ============================                    =========    =========
         Revenues                                        $     235    $     192
         Costs and expenses                                    213          172
                                                         ---------    ---------
         Net income                                      $      22    $      20
                                                         =========    =========

12. Summarized Financial Information of Wholly-Owned Subsidiary

    Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY
    USA). The following tables present summarized financial information for OXY USA (in millions):

         Three Months Ended March 31,                         1997         1996
         ============================                    =========    =========
         Revenues                                        $     310    $     234
         Costs and expenses                                    242          211
                                                         ---------    ---------
         Net income                                      $      68    $      23
                                                         =========    =========

         Balance at                         March 31, 1997    December 31, 1996
         ===============================    ==============    =================
         Current assets                        $     163          $     183
         Intercompany receivable               $     484          $     428
         Noncurrent assets                     $   2,040          $   2,028
         Current liabilities                   $     273          $     277
         Interest bearing note to parent       $      97          $     105
         Noncurrent liabilities                $   1,213          $   1,221
         Stockholders' equity                  $   1,104          $   1,036
         -------------------------------       ---------          ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Occidental's net income for the first quarter of 1997 was $179 million, on net sales and operating revenues of $2.8 billion, compared with $134 million, on net sales and operating revenues of $2.5 billion, for the same period of 1996. Primary earnings per common share were $.47 for the first quarter of 1997, compared with $.35 for the same period of 1996.

The increase in net sales and operating revenues and net income for the first quarter of 1997, compared with the same period of 1996, primarily reflected the impact of higher worldwide crude oil and natural gas prices. The 1996 first quarter earnings were negatively impacted by a net extraordinary loss of $30 million ($.09 per share), which resulted from the early retirement of high-coupon debt.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):

                                                             First Quarter
                                                    ----------------------
                                                         1997         1996
                                                    =========    =========
    DIVISIONAL NET SALES
      Oil and gas                                   $     842    $     754
      Natural gas transmission                            854          702
      Chemical                                          1,075        1,068
      Other                                               (10)          (2)
                                                    ---------    ---------
    NET SALES                                       $   2,761    $   2,522
                                                    =========    =========
    DIVISIONAL EARNINGS
      Oil and gas                                   $     228    $     161
      Natural gas transmission                             91          121
      Chemical                                             92          118
                                                    ---------    ---------
                                                          411          400
    UNALLOCATED CORPORATE ITEMS
      Interest expense, net                              (101)        (130)
      Income taxes, administration and other             (131)        (106)
                                                    ---------    ---------
    INCOME BEFORE EXTRAORDINARY ITEMS                     179          164

      Extraordinary gain(loss), net                        --          (30)
                                                    ---------    ---------
    NET INCOME                                      $     179    $     134
                                                    =========    =========

Oil and gas earnings for the first quarter of 1997 were $228 million, compared with $161 million for the same period of 1996. The increase in earnings in 1997, compared with 1996, reflected higher worldwide crude oil and natural gas prices and cost benefits from the reorganization, partially offset by higher taxes, depreciation and exploration expense. Approximately 19 percent and 24 percent of oil and gas revenues were attributed to oil trading activity in 1997 and 1996, respectively. The results of oil trading were not significant. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

Natural gas transmission earnings for the first quarter of 1997 were $91 million, compared with $121 million for the same period of 1996. The decline in earnings for the first quarter of 1997, compared with the same period of 1996, resulted primarily from lower margins on sales and transportation, partially offset by reduced costs. The increase in revenues in the first quarter of 1997, compared with the same period in 1996, primarily reflected higher gas sales prices and volumes.

Chemical earnings for the first quarter of 1997 were $92 million, compared with $118 million for the same period of 1996. The decrease in 1997 earnings reflected the impact of lower margins primarily resulting from higher feedstock and raw material costs and the unfavorable impact of a temporary outage at the Bayport, Texas ethylene glycol and ethylene oxide facility. Revenues reflected higher prices for chlorine, ethylene dichloride, polyvinyl chloride (PVC) and petrochemicals, mostly offset by lower caustic soda prices and the absence of revenues from divested assets. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors. Although Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products, price increases have been announced subsequent to March 31, 1997, for chlorine, caustic soda and PVC. At this time it is not known if any portion of the increases will be accepted by the market.

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first quarter of 1997 and 1996, divisional earnings benefited by $22 million from credits allocated. This included credits of $4 million, $12 million and $6 million at oil and gas, natural gas transmission and chemical, respectively, in both quarters.

Occidental and certain of its subsidiaries are parties to various lawsuits, environmental and other proceedings and claims, some of which may involve substantial amounts. See Note 8 to the consolidated condensed financial statements. Occidental also has commitments under contracts, guarantees and joint ventures and certain other contingent liabilities. See Note 9 to the consolidated condensed financial statements. In management's opinion, after taking into account reserves, none of these matters should have a material adverse effect upon Occidental's consolidated financial position or results of operations in any given year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $274 million for the first quarter of 1997, compared with $292 million for the same period of 1996. The 1997 and 1996 noncash charges included employee benefit plans expense and various other charges.

Occidental's net cash used by investing activities was $261 million for the first quarter of 1997, compared with $224 million for the same period of 1996. Capital expenditures were $276 million in 1997, including $206 million in oil and gas, $14 million in natural gas transmission and $56 million in chemical. Capital expenditures were $233 million in 1996, including $160 million in oil and gas, $33 million in natural gas transmission and $34 million in chemical.

Financing activities provided net cash of $50 million in the first quarter of 1997, compared with net cash used of $470 million for the same period of 1996. The 1997 amount reflected net cash provided of $161 million, primarily from proceeds from borrowings, and the payment of dividends of $105 million. The 1996 amount reflected net cash used of $377 million to reduce short-term and long-term debt, net of proceeds from borrowings, primarily for the redemption of the 11.75% Senior Debentures, and the payment of dividends of $103 million.

For 1997, Occidental expects that cash generated from operations and asset sales, if any, will be adequate to meet its operating requirements, capital spending and dividend payments. Occidental also has substantial borrowing capacity to meet unanticipated cash requirements. Available but unused lines of committed bank credit totaled approximately $1.8 billion at March 31, 1997, compared with $2.0 billion at December 31, 1996.

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1--"Environmental Remediation Liabilities" (SOP 96-
1), which provides authoritative guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. Occidental's implementation of SOP 96-1, effective January 1, 1997, did not have an impact on Occidental's financial position or results of operations.

In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125--"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides consistent standards for distinguishing transfers of financial assets that are sales, such as the ongoing accounts receivable sales program, from transfers that are secured borrowings. Occidental's implementation of SFAS No. 125, effective January 1, 1997, did not have an impact on Occidental's financial position or results of operations.

In February 1997, the FASB issued SFAS No. 128--"Earnings per Share." The statement revises and simplifies the computation for earnings per share previously calculated under Accounting Principles Board No. 15--"Earnings per Share." Occidental will adopt this standard, which also includes certain additional disclosures, in the fourth quarter of 1997. The adoption of the standard is not expected to have a material effect on Occidental's earnings per share.


ENVIRONMENTAL MATTERS

Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations also are subject to varied environmental protection laws. Costs associated with environmental compliance have increased over time and are generally expected to continue to rise in the future.

The laws which require or address environmental remediation apply retroactively to previous waste disposal practices. And, in many cases, the laws apply regardless of fault, legality of the original activities or ownership or control of sites. Occidental is currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites.

Occidental does not consider the number of Superfund and comparable state sites at which it has been notified that it has been identified as being involved to be a relevant measure of exposure. Although the liability of a potentially responsible party (PRP), and in many cases its equivalent under state law, is joint and several, Occidental is usually one of many companies cited as a PRP at these sites and has, to date, been successful in sharing cleanup costs with other financially sound companies.

As of March 31, 1997, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 231 Superfund or comparable state sites. (This number does not include 76 sites where Occidental has been successful in resolving its involvement.) The 231 sites include 80 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability, and 2 sites at which the extent of such retained liability is disputed. Of the remaining 149 sites, Occidental has had no recent or significant communication or activity with government agencies or other PRPs at 1 site, has denied involvement at 32 sites and has yet to determine involvement in 17 sites. With respect to the remaining 99 of these sites, Occidental is in various stages of evaluation. For 90 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 90 sites include 26 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 9 of the 99 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

                          PART II    OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1996 Annual Report on Form 10-K and Note 8 to the consolidated condensed financial statements in Part I hereof.

On July 22, 1996, Occidental announced that a judgment of $742 million had been entered in favor of its OXY USA Inc. (OXY USA) subsidiary against Chevron USA by the state district court in Tulsa, Oklahoma. The unanimous verdict was for approximately $229 million in compensatory damages for breach of a 1982 merger agreement and interest on these damages from 1982 to the date of judgment. Interest has continued to accrue from July 19, 1996, in an amount of approximately $6 million per month. Chevron has appealed the decision to the Oklahoma Supreme Court, and, in connection with that appeal, has posted an appeal bond to secure payment of any final judgment and accrued interest as required by Oklahoma law.

In 1991, Continental Trend Resources (CTR) obtained a jury verdict against OXY USA in the U.S. District Court for the Western District of Oklahoma for $269,000 in actual damages and $30 million in punitive damages for tortious interference with contract. In 1995, the U.S. Court of Appeals for the 10th Circuit affirmed the subsequent judgment. In 1996, the U.S. Supreme Court granted OXY USA's petition for writ of certiorari, vacated the judgment and remanded the action to the Court of Appeals for further consideration. In November 1996, the Court of Appeals reduced the punitive damage award to $6 million and, alternatively, offered the plaintiffs a new trial on punitive damages. CTR has petitioned the Supreme Court for a writ of certiorari.

MidCon Gas Services Corp. (MidCon Gas) purchases transportation and storage services from pipeline companies to support its gas sales business. A significant amount of these services are purchased from Natural Gas Pipeline Company of America (Natural). In January 1997, Amoco Production Company and Amoco Trading Corporation (collectively, Amoco), filed a complaint against Natural before the Federal Energy Regulatory Commission (FERC) contending that Natural improperly had provided MidCon Gas transportation service on preferential terms. Amoco has requested, among other things, that the FERC require Natural to terminate the transportation services it provides to MidCon Gas. Natural believes it has treated all shippers, including Amoco, fairly and it will vigorously defend its actions.


ENVIRONMENTAL PROCEEDINGS

In September 1996, the Environmental Protection Agency (EPA) filed an administrative Complaint against Natural Gas Odorizing, Inc., which was recently acquired by Occidental, alleging failure to file during 1994 an Inventory Update Report under the Toxic Substance Control Act regarding its facility in Baytown, Texas, and proposed a civil penalty of $136,000.

In October 1996, the West Virginia Division of Environmental Protection filed a civil action in the Circuit Court, Kanawha County, West Virginia, against Occidental Chemical Corporation (OCC) alleging violations of hazardous waste management regulations at its Belle Plant, from October 1994 to September 1995. The Complaint seeks civil penalties of up to $25,000 per violation per day and injunctive relief requiring correction of the alleged violations. OCC is contesting the allegations and proposed civil penalties.

In April 1997, OCC received an Administrative Complaint from the EPA, Region 2, that alleges violations of the permit for a hazardous waste incinerator at its Durez Division facility in Niagara Falls, New York. The Complaint seeks civil administrative penalties in the amount of $230,500. OCC disputes the alleged violations and will contest this enforcement action.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Occidental's 1997 Annual Meeting of Stockholders (the Annual Meeting) was held on April 25, 1997. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

     1. The five nominees proposed by the Board of Directors were elected as directors by the following votes:

                Name                       For         Withheld
          -------------------------    -----------    ----------
          John S. Chalsty              293,941,489     4,947,515
          Arthur Groman                290,356,801     8,532,203
          J. Roger Hirl                293,300,361     5,588,643
          John W. Kluge                258,336,245    40,552,759
          Rodolfo Segovia              293,875,921     5,013,083

     2. A proposal to ratify the selection of Arthur Andersen LLP as Occidental's independent public accountants for 1997 was approved by a vote of 296,487,182 for versus 1,304,525 against. There were 1,097,297 abstentions and no broker non-votes.

     3. A proposal to amend the Restated Certificate of Incorporation to declassify the Board of Directors was approved by a vote of 253,643,545 for versus 4,566,554 against. There were 4,098,204 abstentions and 36,580,701 broker non-votes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               4.1 Occidental Petroleum Corporation Credit Agreement, dated as of March 20, 1997

               11 Statement regarding the computation of earnings per share for the three months ended March 31, 1997 and 1996

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 1997 and 1996 and the five years ended December 31, 1996

               27 Financial data schedule for the three month period ended March 31, 1997 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)

          (b)  Reports on Form 8-K

               During the quarter ended March 31, 1997, Occidental filed the following Current Report on Form 8-K:

               1. Current Report on Form 8-K dated January 23, 1997 (date of earliest event reported), filed on January 24, 1997, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended December 31, 1996

               From March 31, 1997 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated April 17, 1997 (date of earliest event reported), filed on April 18, 1997, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended March 31, 1997

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         OCCIDENTAL PETROLEUM CORPORATION



DATE:  May 14, 1997      S. P. Dominick, Jr.
                         --------------------------------------------------
                         S. P. Dominick, Jr., Vice President and Controller
                         (Chief Accounting and Duly Authorized Officer)

                                 EXHIBIT INDEX


EXHIBITS
--------


  4.1 Occidental Petroleum Corporation Credit Agreement, dated as of March 20, 1997

  11 Statement regarding the computation of earnings per share for the three months ended March 31, 1997 and 1996

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 1997 and 1996 and the five years ended December 31, 1996

  27 Financial data schedule for the three month period ended March 31, 1997 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)

                                                                     EXHIBIT 4.1

                                                                  CONFORMED COPY

================================================================================






                        OCCIDENTAL PETROLEUM CORPORATION


                           --------------------------


                                CREDIT AGREEMENT

                           Dated as of March 20, 1997

                                 $2,500,000,000


                           --------------------------


                          J.P. MORGAN SECURITIES INC.
                          BANCAMERICA SECURITIES, INC.
                            as Co-Syndication Agents

                           THE CHASE MANHATTAN BANK,
                            as Documentation Agent,

                                      and

                            THE BANK OF NOVA SCOTIA,
                            as Administrative Agent












================================================================================
                                                          [CS&M Ref. # 7713-015]

                               TABLE OF CONTENTS

                                   ARTICLE I

                       DEFINITIONS AND ACCOUNTING TERMS

SECTION 1.01.    Definitions.........................................     2
                 Accumulated Funding Deficiency......................     2
                 Addendum............................................     2
                 Administrative Agent................................     2
                 Administrative Questionnaire........................     2
                 Affected Bank.......................................     2
                 Agents..............................................     2
                 Agreement...........................................     2
                 Allocable Share.....................................     2
                 Alternate Base Rate.................................     2
                 Alternate Base Rate Loan............................     3
                 Applicable Facility Fee Percentage..................     4
                 Applicable Margin...................................     4
                 Assenting Bank......................................     5
                 Assessment Rate.....................................     5
                 Assignment and Acceptance...........................     5
                 Bank and Banks......................................     5
                 Bank Funding Default................................     6
                 Base CD Rate........................................     6
                 Board...............................................     6
                 Borrowing...........................................     6
                 Borrowing Date......................................     6
                 Business Day........................................     6
                 Calendar Quarter....................................     6
                 Capital Adequacy Change.............................     6
                 Capital Adequacy Rule...............................     6
                 Certificate of Deposit Loan.........................     6
                 Certificate of Deposit Rate.........................     6
                 Co-Agents...........................................     7
                 Code................................................     7
                 Company.............................................     7
                 Competitive Bid.....................................     7
                 Competitive Bid Banks...............................     7
                 Competitive Bid Rate................................     7
                 Competitive Bid Request.............................     7
                 Competitive Borrowing...............................     7
                 Competitive Loan....................................     7
                 Competitive Notes and Competitive Note..............     7
                 Confidential Information............................     8
                 Consolidated Adjusted Tangible Net Worth............     8
                 Consolidated Debt...................................     8
                 Consolidated Funded Debt............................     8
                 Consolidated Secured Debt...........................     8
                 Consolidated Short-Term Borrowings..................     8
                 Consolidated Subsidiary.............................     8
                 Co-Syndication Agents...............................     8
                 Documentation Agent.................................     8
                 Dollars and "$".....................................     8

                 Domestic Loans and Domestic Loan......................    8
                 Effective Date........................................    8
                 Eligible Assignee.....................................    9
                 Employee Benefit Plan.................................    9
                 ERISA.................................................    9
                 Eurodollar Loan.......................................    9
                 Eurodollar Rate.......................................    9
                 Event of Default......................................    9
                 Excepted Subsidiary...................................    9
                 Existing Credit Agreement.............................    9
                 Facility Fee..........................................    9
                 Fixed Rate Loan.......................................   10
                 Funded Debt...........................................   10
                 Increased Cost Change.................................   10
                 Indebtedness..........................................   10
                 Indemnified Liabilities...............................   11
                 Indemnitees and Indemnitee............................   11
                 Index Debt............................................   11
                 Interest Payment Date.................................   11
                 Interest Period.......................................   11
                 Interest Rate.........................................   12
                 Lien..................................................   12
                 Loans and Loan........................................   12
                 Margin................................................   12
                 Maturity Date.........................................   12
                 Moody's...............................................   12
                 Multiemployer Plan....................................   12
                 Note..................................................   12
                 Officers' Certificate.................................   12
                 Participants and Participant..........................   13
                 PBGC..................................................   13
                 Person................................................   13
                 Plan..................................................   13
                 Plan Administrator....................................   13
                 Plan Sponsor..........................................   13
                 Principal Subsidiaries and Principal Subsidiary.......   13
                 Prohibited Transaction................................   13
                 Proportional Share....................................   13
                 Reference Banks and Reference Bank....................   14
                 Refinancing Loan......................................   14
                 Register..............................................   14
                 Regulation D..........................................   14
                 Regulation G..........................................   14
                 Regulation U..........................................   14
                 Regulation X..........................................   14
                 Related Person........................................   14
                 Replacement Lender....................................   14
                 Reportable Event......................................   15
                 Required Banks........................................   15
                 Revolving Credit Borrowing............................   15
                 Revolving Credit Borrowing Request....................   15
                 Revolving Credit Commitment...........................   15
                 Revolving Credit Commitments..........................   15
                 Revolving Credit Loan.................................   15

                                 Contents, p. 2

                 Revolving Credit Notes and Revolving Credit Note......   15
                 Secured Debt..........................................   15
                 Short-Term Borrowing..................................   16
                 Specified Subsidiary..................................   16
                 S&P...................................................   16
                 Statutory Reserves....................................   16
                 Subsidiary............................................   16
                 Substitute Revolving Credit Loans.....................   16
                 Swing Line Bank.......................................   16
                 Swing Line Borrowing..................................   16
                 Swing Line Commitment.................................   16
                 Swing Line Commitments................................   17
                 Swing Line Loan Participation Certificate.............   17
                 Swing Line Loans......................................   17
                 Swing Line Notes and Swing Line Note..................   17
                 Syndication Agent.....................................   17
                 Tangible Net Worth....................................   17
                 Taxes.................................................   17
                 Term Federal Funds Loan...............................   17
                 Term Federal Funds Rate...............................   17
                 Total Commitment......................................   18
                 Transferee............................................   18
                 Unmatured Event of Default............................   18
                 Voting Securities.....................................   18

SECTION 1.02.    Accounting Terms......................................   18


                                  ARTICLE II

                                LOAN PROVISIONS

SECTION 2.01.    Revolving Credit Commitments; Procedure for
                   Requests............................................   18
SECTION 2.02.    Competitive Loans; Procedure for Requests.............   19
SECTION 2.03.    Swing Line Commitments; Procedure for Requests........   22
SECTION 2.04.    Refunding of Swing Line Loans.........................   23
SECTION 2.05.    General Terms Relating to the Loans...................   24
SECTION 2.06.    Notes.................................................   26
SECTION 2.07.    Refinancings..........................................   26
SECTION 2.08.    Facility Fee..........................................   27
SECTION 2.09.    Reserve Requirements; Change in Circumstances.........   27
SECTION 2.10.    Pro Rata Treatment....................................   32
SECTION 2.11.    Payments..............................................   33
SECTION 2.12.    Payments on Business Days.............................   33
SECTION 2.13.    Net Payments..........................................   33
SECTION 2.14.    Failed and Credit-Impaired Banks......................   36


                                  ARTICLE III

                              INTEREST PROVISIONS

SECTION 3.01.    Interest on Loans.....................................   38

                                Contents, p. 3

SECTION 3.02.    Interest on Overdue Amounts...........................   39
SECTION 3.03.    Inability to Determine Certificate of Deposit Rate,
                   Term Federal Funds Rate or Eurodollar Rate..........   39
SECTION 3.04.    Indemnity.............................................   41
SECTION 3.05.    Rate Determination Conclusive.........................   41


                                  ARTICLE IV

               REDUCTION OR TERMINATION OF THE REVOLVING CREDIT
                          COMMITMENTS AND PREPAYMENTS

SECTION 4.01.    Reduction or Termination of the Total Commitment......   42
SECTION 4.02.    Prepayments...........................................   42
SECTION 4.03.    Required Termination of the Revolving Credit
                   Commitments and Prepayment..........................   43


                                   ARTICLE V

                        REPRESENTATIONS AND WARRANTIES

SECTION 5.01.    Representations and Warranties of the Company.........   45
          (a)    Company's Organization; Corporate Power...............   45
          (b)    Domestic Specified Subsidiaries; Organization;
                   Corporate Power.....................................   45
          (c)    Company's Corporate Authority; No Conflict............   45
          (d)    Valid and Binding Obligations of the Company..........   46
          (e)    Company's Financial Condition.........................   46
          (f)    Litigation with Respect to the Company or Its
                   Subsidiaries........................................   47
          (g)    Regulatory Approvals with Respect to This
                   Agreement...........................................   47
          (h)    ERISA.................................................   47
          (i)    Investment Company Act................................   48
          (j)    Public Utility Holding Company Act....................   48
          (k)    Regulation U; Regulation G; Regulation X..............   48
          (l)    Company's Tax Returns and Tax Liability...............   48
          (m)    Environmental and Public and Employee Health and
                   Safety Matters......................................   48
          (n)    True and Complete Disclosure..........................   49


                                  ARTICLE VI

                                   COVENANTS

SECTION 6.01.    Affirmative Covenants of the Company..................   49
          (a)    Reports, Certificates and Other Information...........   49
                 (i)   Interim Reports.................................   49
                 (ii)  Annual Reports..................................   50
                 (iii) Officers' Certificates..........................   50
                 (iv)  Accountants' Certificates.......................   50
                 (v)   Reports to SEC and to Stockholders..............   50

                                Contents, p. 4

                 (vi)   Officers' Certificates as to Status of Excepted
                        Subsidiaries...................................   51
                 (vii)  Officers' Certificates as to Status of Principal
                        Subsidiaries...................................   51
                 (viii) Notice of Default..............................   51
                 (ix)   Other Information..............................   51
          (b)    Taxes.................................................   51
          (c)    Preservation of Corporate Existence, etc..............   51
          (d)    Inspections; Discussions..............................   51
          (e)    Books and Records.....................................   52
          (f)    Maintenance of Properties.............................   52
          (g)    Maintenance of Insurance..............................   52
          (h)    Consolidated Adjusted Tangible Net Worth..............   52
          (i)    Compliance with Laws, etc.............................   52
          (j)    Delivery of Certain Documentation with Respect
                   to Plans............................................   53
          (k)    Contributions to Plans................................   53
          (l)    Use of Proceeds.......................................   53

SECTION 6.02.    Negative Covenants of the Company.....................   53
          (a)    Mergers, Consolidations, Sales........................   53
          (b)    Restriction on Secured Debt...........................   54
          (c)    Restriction on Funded Debt............................   54
          (d)    Restriction on Dividends from Principal Subsidiaries..   54
          (e)    Change in Control.....................................   54


                                  ARTICLE VII

                             CONDITIONS OF CREDIT

SECTION 7.01.    Conditions to Effectiveness of Commitments............   55
SECTION 7.02.    Conditions Precedent to All Loans.....................   56


                                 ARTICLE VIII

                               EVENTS OF DEFAULT

SECTION 8.01.    Events of Default.....................................   57


                                  ARTICLE IX

                    THE AGENTS, THE CO-AGENTS AND THE BANKS

SECTION 9.01.    Appointment and Powers of the Administrative Agent
                   and the Syndication Agent...........................   59
SECTION 9.02.    Exculpatory Provisions................................   60
SECTION 9.03.    Reliance by Administrative Agent and the Syndication
                   Agent...............................................   60
SECTION 9.04.    Notice of Default.....................................   60
SECTION 9.05.    Indemnification.......................................   61

                                Contents, p. 5

SECTION 9.06.    Nonreliance on the Agents, the Co-Agents and
                   Other Banks.........................................   61
SECTION 9.07.    The Agents and the Co-Agents in Their
                   Individual Capacities...............................   61
SECTION 9.08.    Excess Payments.......................................   61
SECTION 9.09.    Obligations Several...................................   62
SECTION 9.10.    Resignation by any Agent or Co-Agent..................   62


                                   ARTICLE X

                                 MISCELLANEOUS

SECTION 10.01.   No Waiver; Modifications in Writing...................   62
SECTION 10.02.   Confidentiality.......................................   63
SECTION 10.03.   Notices, etc..........................................   64
SECTION 10.04.   Costs, Expenses and Taxes.............................   64
SECTION 10.05.   Confirmations.........................................   65
SECTION 10.06.   Successors and Assigns; Participations................   65
SECTION 10.07.   Indemnification.......................................   69
SECTION 10.08.   Reference Banks.......................................   71
SECTION 10.09.   Headings..............................................   71
SECTION 10.10.   Circumstances Requiring Consultation..................   71
SECTION 10.11.   Execution in Counterparts.............................   71
SECTION 10.12.   Governing Law.........................................   72
SECTION 10.13.   Consent to Jurisdiction and Service of Process;
                   Waiver of Jury Trial................................   72
SECTION 10.14.   Severability of Provisions............................   72
SECTION 10.15.   Waiver of Certain Provisions Under the Existing
                   Credit Agreement....................................   72
SECTION 10.16.   Procedures Relating to Addendum.......................   73
SECTION 10.17.   Maximum Interest......................................   73
SECTION 10.18.   Special Termination Provision.........................   73


SCHEDULES

I   Revolving Credit and Swing Line Commitments
II  Addresses, Telecopier and Telephone Numbers


EXHIBITS

A-1  Form of Competitive Note
A-2  Form of Revolving Credit Note
A-3  Form of Swing Line Note
B    Form of Competitive Bid Request
C    Form of Notice of Competitive Bid Request
D    Form of Competitive Bid
E    Form of Revolving Credit Borrowing Request
F    Form of Section 7.01(c) Certificate
G    Form of Assignment and Acceptance
H    Form of Opinion of Robert E. Sawyer, Esq., Counsel to the Company

                                Contents, p. 6

I    Form of Opinion of Cravath, Swaine & Moore, Special Counsel
       to the Agents
J    Form of Addendum
K    Form of Administrative Questionnaire
L    Form of Swing Line Loan Participation Certificate
















































                                Contents, p. 7

                                CREDIT AGREEMENT

       THIS AGREEMENT, dated as of March 20, 1997, is among OCCIDENTAL PETROLEUM CORPORATION, a Delaware corporation (hereinafter called the "COMPANY"), the Banks (as defined below), J.P. MORGAN SECURITIES INC. and BANCAMERICA SECURITIES, INC., as co-syndication agents (hereinafter, in such capacity, together with any successor to either thereof in such capacity, the "CO-SYNDICATION AGENTS", with each reference herein to the "SYNDICATION AGENT" in the singular meaning, at any time after the execution and delivery of this Agreement, MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as successor to J.P. Morgan Securities Inc. in its capacity as Co-Syndication Agent), THE CHASE MANHATTAN BANK, as documentation agent (hereinafter, in such capacity, together with any successor thereto in such capacity, the "DOCUMENTATION AGENT"), THE BANK OF NOVA SCOTIA, as administrative agent (hereinafter, in such capacity, together with any successor thereto in such capacity, the "ADMINISTRATIVE AGENT"), and ABN AMRO BANK N.V., THE BANK OF NEW YORK, CANADIAN IMPERIAL BANK OF COMMERCE, CITICORP USA, INC., CREDIT LYONNAIS NEW YORK BRANCH, CREDIT SUISSE FIRST BOSTON, THE FIRST NATIONAL BANK OF BOSTON, THE FUJI BANK, LIMITED, LOS ANGELES AGENCY, THE INDUSTRIAL BANK OF JAPAN, LIMITED, LOS ANGELES AGENCY, NATIONSBANK OF TEXAS, N.A., ROYAL BANK OF CANADA, TORONTO DOMINION (TEXAS), INC. and UNION BANK OF SWITZERLAND, HOUSTON AGENCY, as co-agents (hereinafter, in such capacity, the "CO-AGENTS").


                              W I T N E S S E T H

  WHEREAS the Company has requested the Banks to provide a $2,500,000,000 committed credit facility for general corporate purposes, including the support of commercial paper issuances, pursuant to which (i) the Company may borrow from the Banks pro rata on a revolving credit basis from time to time on and after the Effective Date and prior to the Maturity Date and (ii) the Company may borrow from the Swing Line Banks pro rata on a swing line basis from time to time on and after the Effective Date and prior to the Maturity Date;

  WHEREAS the Company has also requested the Banks to provide an uncommitted credit facility pursuant to which the Company may invite Banks from time to time designated by it to bid on a competitive basis to make short-term loans to the Company; and

  WHEREAS the Banks are willing to provide such credit facilities to the Company on the terms and conditions herein set forth;


  NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein contained, the parties hereto agree as follows:

                                   ARTICLE I

                        DEFINITIONS AND ACCOUNTING TERMS

  SECTION 1.01. DEFINITIONS. As used in this Agreement, and unless the context requires a different meaning, the following terms have the meanings indicated (the meanings given to terms defined herein being equally applicable to both the singular and plural forms of such terms):

  "ACCUMULATED FUNDING DEFICIENCY" has the meaning assigned to that term in
Section 412 of the Code.

  "ADDENDUM" means an instrument, substantially in the form of Exhibit J hereto.

  "ADMINISTRATIVE AGENT" has the meaning assigned to that term in the introduction to this Agreement.

  "ADMINISTRATIVE QUESTIONNAIRE" means an Administrative Questionnaire substantially in the form of Exhibit K hereto, which each Bank shall complete and provide to the Administrative Agent.

  "AFFECTED BANK" means, respectively, (i) any Bank or Participant affected by the events described in Section 2.09(a), Section 2.09(b), Section 2.09(f) or
Section 2.13 hereof, (ii) any Bank affected by the events described in Section
2.14 hereof, or (iii) any Bank affected by the events described in Section 4.03(a) hereof, as the case may be, but only for any period during which such Bank or Participant shall be affected by such events.

  "AGENTS" means, collectively, the Co-Syndication Agents (including the Syndication Agent), the Administrative Agent and the Documentation Agent.

  "AGREEMENT" means this Agreement, as the same may at any time be amended or modified and in effect.

  "ALLOCABLE SHARE" means, when used with reference to any Assenting Bank at the time any determination thereof is to be made, (a) in the case of the Revolving Credit Commitment and Revolving Credit Loans of an Affected Bank, a fraction, the numerator of which shall be the Revolving Credit Commitment of such Assenting Bank at such time and the denominator of which shall be the aggregate of the Revolving Credit Commitments of all Assenting Banks at such time, (b) in the case of the Swing Line Commitment, if any, of an Affected Bank, the amount set forth on Schedule I hereto with respect to such Affected Bank and in the case of the Swing Line Loans, if any, of an Affected Bank, the outstanding principal amount thereof, in each case, divided among the Assenting Banks in such proportion as the Company and the Assenting Banks shall agree, and (c) in the case of the Competitive Loans, if any, of an Affected Bank, the outstanding principal amount thereof, divided among the Assenting Banks in such proportion as the Company and such Assenting Banks shall agree.

  "ALTERNATE BASE RATE" means for any day, a rate per annum equal to the highest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% per annum, and (c) the Federal Funds Effective Rate in effect for such day plus 1/2 of 1% per annum.

  For purposes hereof, "Prime Rate" means the rate per annum announced by the Administrative Agent from time to time as its base rate in effect at its principal office in the City of New York; each change in the Prime Rate shall be effective on the date such change is announced as effective.

  For purposes hereof, "Base CD Rate" means the sum of (a) the product of (i) the Average Weekly Three-Month Secondary CD Rate and (ii) Statutory Reserves PLUS (b) the Assessment Rate; "Average Weekly Three-Month Secondary CD Rate" means the secondary market rate ("Secondary CD Rate") for three-month certificates of deposit (secondary market) of major United States money center banks for the most recent weekly period ending Friday reported in the Federal Reserve Statistical release entitled "Selected Interest Rates" (currently publication H.15) or any successor publication released during the week for which the Secondary CD Rate is being determined. The Secondary CD Rate so reported shall be in effect, for the purpose of this definition, for each day of the week in which the release date of such publication occurs. If such publication or a substitute containing the foregoing rate information is not published by the Board for any week, such average rate shall be determined by the Administrative Agent on the first Business Day of the week succeeding such week for which such rate information is not published on the basis of bids quoted at approximately 11:00 a.m., New York City time, on such day to the Administrative Agent by three New York City negotiable certificate of deposit dealers of recognized standing for the sale of secondary market Dollar certificates of deposit with remaining maturities of approximately three months issued by the United States offices of major United States money center banks. Any change in the Base CD Rate due to a change in the Average Weekly Three-Month Secondary CD Rate shall be effective on the effective date of such change in the Average Weekly Three-Month Secondary CD Rate.

  For purposes hereof, "Federal Funds Effective Rate" means, for any day, an interest rate per annum equal to the weighted average of the rates in effect on such day for overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for the day of such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it.

  For purposes hereof, any change in the Alternate Base Rate due to a change in the Base CD Rate or the Federal Funds Effective Rate shall be effective on the effective date of such change in the Base CD Rate or the Federal Funds Effective Rate, as the case may be. If for any reason the Administrative Agent shall have determined (which determination shall be conclusive absent manifest error) that it is unable to ascertain either the Base CD Rate or the Federal Funds Effective Rate, or both such Interest Rates, for any reason, including, without limitation, the inability or failure of the Administrative Agent to obtain sufficient bids or publications in accordance with the terms hereof, the Alternate Base Rate shall be the higher of the Prime Rate and such other rate, if any, referred to in the definition of Alternate Base Rate that the Administrative Agent is able to ascertain until the circumstances giving rise to such inability no longer exist.

  "ALTERNATE BASE RATE LOAN" means any Loan with respect to which the Interest Rate is based on the Alternate Base Rate.

  "APPLICABLE FACILITY FEE PERCENTAGE" means, on any date, the applicable percentage set forth below based upon the ratings applicable on such date to Index Debt:


                                           PERCENTAGE
                                           ----------
         LEVEL 1

           A- or better by S&P
           A3 or better by Moody's           .0800%

         LEVEL 2

           BBB+ by S&P
           Baa1 by Moody's                   .0900%

         LEVEL 3

           BBB by S&P
           Baa2 by Moody's                   .1100%

         LEVEL 4

           BBB- by S&P
           Baa3 by Moody's                   .1350%

         LEVEL 5

           BB+ or below by S&P
           Ba1 or below by Moody's           .2000%

For purposes hereof, (i) if the ratings established (or deemed to have been established, as provided in clause (ii) below) by Moody's and S&P shall fall within different Levels, the rating in the inferior Level shall be disregarded, unless one of the ratings is below Level 4, in which case the Applicable Facility Fee Percentage will be based on the inferior of the two Levels, (ii) if Moody's or S&P shall not have in effect a rating for Index Debt (other than (a) because such rating agency shall no longer be in the business of rating corporate debt obligations or (b) as a result of a change in the rating system of Moody's or S&P), then such rating agency will be deemed to have established a rating for Index Debt in Level 5 and (iii) if any rating established (or deemed to have been established, as provided in clause (ii) above) by Moody's or S&P shall be changed (other than as a result of a change in the rating system of Moody's or S&P), such change shall be effective as of the date on which it is first publicly announced by the applicable rating agency. Each change in the Applicable Facility Fee Percentage shall apply during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of Moody's or S&P shall change, or if either such rating agency shall cease to be in the business of rating corporate debt obligations, the Company and the Banks (acting through the Syndication Agent) shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system or the non-availability of ratings from such rating agency.

  "APPLICABLE MARGIN" means, on any date, with respect to any Eurodollar Loan, Certificate of Deposit Loan, Term Federal Funds Loan or Alternate Base Rate Loan, as the case may be, the applicable spread set forth below based upon the ratings applicable on such date to Index Debt:

                               LEVEL 1      LEVEL 2    LEVEL 3    LEVEL 4       LEVEL 5
S&P                         A- or better      BBB+       BBB        BBB-     BB+ or below
Moody's                     A3 or better      Baa1       Baa2       Baa3     Ba1 or below

Eurodollar                     .1700%        .1850%     .2150%     .2650%       .4500%

Certificate of Deposit         .2950%        .3100%     .3400%     .3900%       .5750%

Term Federal Funds             .5450%         .5600%     .5900%     .6400%      .8250%

Alternate Base Rate               0              0          0          0           0

For purposes hereof, (i) if the ratings established (or deemed to have been established, as provided in clause (ii) below) by Moody's and S&P shall fall within different Levels, the rating in the inferior Level shall be disregarded, unless one of the ratings is below Level 4, in which case the Applicable Margin will be based on the inferior of the two Levels, (ii) if Moody's or S&P shall not have in effect a rating for Index Debt (other than (a) because such rating agency shall no longer be in the business of rating corporate debt obligations or (b) as a result of a change in the rating system of Moody's or S&P), then such rating agency will be deemed to have established a rating for Index Debt in Level 5 and (iii) if any rating established (or deemed to have been established, as provided in clause (ii) above) by Moody's or S&P shall be changed (other than as a result of a change in the rating system of Moody's or S&P), such change shall be effective as of the date on which it is first publicly announced by the applicable rating agency. Each change in the Applicable Margin shall apply during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of Moody's or S&P shall change, or if either such rating agency shall cease to be in the business of rating corporate debt obligations, the Company and the Banks (acting through the Syndication Agent) shall negotiate in good faith to amend the references to specific ratings in this definition to reflect such changed rating system or the non-availability of ratings from such rating agency.

  "ASSENTING BANK" has the meaning assigned to that term in Section 2.09(e)(ii) hereof.

  "ASSESSMENT RATE" means, for any date, the rate per annum (expressed as a percentage and rounded, if necessary, to the nearest 1/10,000 of one percent) which is equal to the arithmetic average (determined by the Administrative Agent) of the then current net annual assessment rate that will be employed in determining amounts payable by The Chase Manhattan Bank and Bank of America National Trust and Savings Association to the Federal Deposit Insurance Corporation ("FDIC") (or any successor) for insurance by the FDIC (or such successor) of time deposits made in Dollars or, in the event that the Administrative Agent is unable to obtain such net annual assessment rates from both The Chase Manhattan Bank and Bank of America National Trust and Savings Association, the rate per annum (expressed as a percentage and rounded, if necessary, to the nearest 1/10,000 of one percent) which is equal to such current net annual assessment rate of The Chase Manhattan Bank or Bank of America National Trust and Savings Association, as the case may be.

  "ASSIGNMENT AND ACCEPTANCE" means an instrument substantially in the form of Exhibit G hereto.

  "BANK" and "BANKS" mean, respectively, (i) each bank or financial institution which becomes a party to this Agreement by signing on the signature pages hereto, by signing an Addendum or pursuant to Section 10.06(c) hereof, and (ii) all such banks and financial institutions.

  "BANK FUNDING DEFAULT" means any failure by the Company to repay any portion of a Loan which otherwise would have been repaid in accordance with (i) Section 2.04(a) hereof from proceeds of Substitute Revolving Credit Loans or (ii) the second sentence of Section 2.07 hereof from proceeds of a new Loan or Loans, which failure is attributable solely to the failure of any Bank to make available all or any portion of the new Loan or Loans to be made by such Bank pursuant to Section 2.04(a) or Section 2.07 hereof.

  "BASE CD RATE" has the meaning assigned to that term in the definition of the term Alternate Base Rate.

  "BOARD" means the Board of Governors of the Federal Reserve System of the United States.

  "BORROWING" means a borrowing by the Company from the Banks (or any of them) pursuant to this Agreement (including any such borrowing made as a result of the operation of Section 2.04(a), Section 2.07, Section 2.09(e)(ii), Section 2.09(e)(iii), Section 2.13(c)(i), Section 2.14(i), Section 4.03(b)(ii), or
Section 4.03(b)(iii) hereof, as the case may be).

  "BORROWING DATE" means the date on which a Borrowing is, or is to be, consummated, as the context may indicate.

  "BUSINESS DAY" means any day not a Saturday, Sunday or legal holiday in the State of New York or the State of California and on which (i) banks and the Federal Reserve Bank of New York are open for business in New York City, and
(ii) banks are open for business in California; PROVIDED, HOWEVER, that when used in connection with a Eurodollar Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in Dollar deposits in the London Interbank Market.

  "CALENDAR QUARTER" means a calendar quarter ending on the last day of any March, June, September or December.

  "CAPITAL ADEQUACY CHANGE" has the meaning assigned to that term in Section 2.09(b) hereof.

  "CAPITAL ADEQUACY RULE" has the meaning assigned to that term in Section 2.09(b) hereof.

  "CERTIFICATE OF DEPOSIT LOAN" means any Loan with respect to which the Company shall have selected an Interest Rate based on the Certificate of Deposit Rate in accordance with the provisions of Article II hereof.

  "CERTIFICATE OF DEPOSIT RATE" means, for any Interest Period with respect to any Certificate of Deposit Loan, an interest rate per annum (expressed as a percentage and rounded, if necessary, to the nearest 1/10,000 of one percent) equal to the sum of (a) the product of (i) the Fixed Certificate of Deposit Rate in effect for such Interest Period and (ii) Statutory Reserves, PLUS (b) the Assessment Rate.

  For purposes hereof, "Fixed Certificate of Deposit Rate" means, for any Interest Period with respect to any Certificate of Deposit Loan, the arithmetic average

(expressed as a percentage and rounded, if necessary, to the nearest 1/10,000 of one percent) as determined (subject to Section 10.08 hereof) by the Administrative Agent on the basis of quotations, if any, received by the Administrative Agent from the Reference Banks of the arithmetic average (expressed as a percentage and rounded, if necessary, to the nearest 1/10,000 of one percent) of the prevailing rates per annum bid at or about 10:00 a.m., New York City time, to the Reference Banks on the first Business Day of the Interest Period applicable to such Certificate of Deposit Loan by three New York City negotiable certificate of deposit dealers of recognized standing selected by each such Reference Bank for the purchase at face value of negotiable primary Dollar certificates of deposit of such Reference Bank in an amount approximately equal to such Reference Bank's portion of the principal amount of the Revolving Credit Borrowing of which such Certificate of Deposit Loan forms a part (or, in the case of a Competitive Loan, a principal amount that would have been such Reference Bank's portion of the Revolving Credit Borrowing had such Competitive Borrowing been a Revolving Credit Borrowing) and with a maturity comparable to such Interest Period.

  "CO-AGENTS" has the meaning assigned to that term in the introduction to this Agreement.

  "CODE" means the Internal Revenue Code of 1986, as amended from time to time and in effect.

  "COMPANY" has the meaning assigned to that term in the introduction to this Agreement.

  "COMPETITIVE BID" means an offer by a Competitive Bid Bank to make a Competitive Loan pursuant to Section 2.02 hereof.

  "COMPETITIVE BID BANKS" means those Banks from time to time designated by the Company, by written notice to the Administrative Agent, as Competitive Bid Banks entitled to submit Competitive Bids pursuant to Section 2.02(c) hereof.

  "COMPETITIVE BID RATE" means, as to any Competitive Bid made by a Bank pursuant to Section 2.02(c) hereof, (a) in the case of a Eurodollar Loan or a Certificate of Deposit Loan, the Margin, and (b) in the case of a Fixed Rate Loan, the fixed rate of interest offered by the Bank making such Competitive Bid.

  "COMPETITIVE BID REQUEST" means a request made pursuant to Section 2.02(a) hereof substantially in the form of Exhibit B hereto.

  "COMPETITIVE BORROWING" means, as the case may be, (a) a Borrowing consisting of a Competitive Loan from a Competitive Bid Bank whose Competitive Bid, accepted by the Company, is equal to the entire amount of such Borrowing, or (b) a Borrowing consisting of concurrent Competitive Loans from each of the Competitive Bid Banks whose Competitive Bid as a part of such Borrowing has been accepted by the Company, in each case pursuant to the bidding procedure described in Section 2.02 hereof.

  "COMPETITIVE LOAN" means a Loan from a Competitive Bid Bank to the Company pursuant to the bidding procedure described in Section 2.02 hereof.

  "COMPETITIVE NOTES" and "COMPETITIVE NOTE" mean, respectively, (a) the promissory notes of the Company substantially in the form of Exhibit A-1 hereto, issued pursuant to and in accordance with this Agreement, as such promissory notes may be amended or modified and in effect, and (b) a single such promissory note.

  "CONFIDENTIAL INFORMATION" has the meaning assigned to that term in Section
10.02 hereof.

  "CONSOLIDATED ADJUSTED TANGIBLE NET WORTH" means the total of the Tangible Net Worth of the Company and its Specified Subsidiaries, determined on a consolidated basis in accordance with generally accepted accounting principles, after eliminating all inter-company items.

  "CONSOLIDATED DEBT" means the sum of, without duplication (i) Consolidated Funded Debt, including that portion of Consolidated Funded Debt maturing within one year from the date of such determination, (ii) Consolidated Short-Term Borrowings and (iii) obligations reflected for financial reporting purposes as deferred credits for revenue from sales of future production of the Company and its Specified Subsidiaries.

  "CONSOLIDATED FUNDED DEBT" means the total of all Funded Debt of the Company and its Specified Subsidiaries, determined on a consolidated basis in accordance with generally accepted accounting principles, after eliminating all inter-company items.

  "CONSOLIDATED SECURED DEBT" means the total of all Secured Debt of the Company and its Specified Subsidiaries other than any such Secured Debt which is owed by a Specified Subsidiary to the Company or which is owed by one Specified Subsidiary to another Specified Subsidiary.

  "CONSOLIDATED SHORT-TERM BORROWINGS" means the total of all Short-Term Borrowings of the Company and its Specified Subsidiaries, determined on a consolidated basis in accordance with generally accepted accounting principles, after eliminating all inter-company items.

  "CONSOLIDATED SUBSIDIARY" means any Subsidiary of the Company included in the financial statements of the Company and its Subsidiaries prepared on a consolidated basis in accordance with generally accepted accounting principles.

  "CO-SYNDICATION AGENTS" has the meaning assigned to that term in the introduction to this Agreement.

  "DOCUMENTATION AGENT" has the meaning assigned to that term in the introduction to this Agreement.

  "DOLLARS" and the symbol "$" mean the lawful currency of the United States of America.

  "DOMESTIC LOANS" and "DOMESTIC LOAN" mean, respectively, (a) any Loans during any period in which such Loans bear Interest Rates determined with reference to the Alternate Base Rate, the Certificate of Deposit Rate or the Term Federal Funds Rate, as the case may be, and (b) a single such Loan during any such period.

  "EFFECTIVE DATE" means the date upon which the conditions of Section 7.01 shall have been satisfied. The Effective Date is March 20, 1997.

  "ELIGIBLE ASSIGNEE" means a commercial bank having total assets in excess of $8,000,000,000 or any other financial institution mutually acceptable to the Company and the Administrative Agent.

  "EMPLOYEE BENEFIT PLAN" has the meaning assigned to the term "employee benefit plan" in Section 3(3) of ERISA.

  "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time and in effect.

  "EURODOLLAR LOAN" means any Loan with respect to which the Company shall have selected an Interest Rate based on the Eurodollar Rate in accordance with the provisions of Article II hereof.

  "EURODOLLAR RATE" means, for any Interest Period with respect to any Eurodollar Loan, the rate per annum which is equal to the arithmetic average (as determined by the Administrative Agent (subject to Section 10.08 hereof) on the basis of quotations, if any, received by the Administrative Agent from the Reference Banks, with such average expressed as a percentage and rounded, if necessary, to the nearest 1/10,000 of one percent) of the average rate per annum at which each Reference Bank is offered deposits in Dollars by prime banks in the London Interbank Eurodollar market as of 11:00 a.m., London time, on the day which is two (2) Business Days prior to the beginning of such Interest Period, for settlement on the first day of such Interest Period and for the approximate number of days comprised therein, in an amount comparable to the amount of such Reference Bank's portion of the principal amount of the Revolving Credit Borrowing of which such Eurodollar Loan forms a part (or, in the case of a Competitive Loan, a principal amount that would have been such Reference Bank's portion of the Revolving Credit Borrowing had such Competitive Borrowing been a Revolving Credit Borrowing).

  "EVENT OF DEFAULT" has the meaning assigned to that term in Section 8.01 hereof.

  "EXCEPTED SUBSIDIARY" means (a) Occidental Receivables, Inc., a California corporation, but only until such time, if any, as it has been withdrawn from status as an Excepted Subsidiary by an Officers' Certificate hereinafter referred to, effective as of the date of such Officers' Certificate, (b) effective as of the date of the Officers' Certificate hereinafter referred to, any Subsidiary of the Company which has been designated as an Excepted Subsidiary after the Effective Date by an Officers' Certificate and has not been withdrawn from status as an Excepted Subsidiary by a subsequent Officers' Certificate effective as of the date of such subsequent Officers' Certificate; PROVIDED that no Subsidiary of the Company may be designated as an Excepted Subsidiary unless, immediately after giving effect to such designation, the Company could become liable with respect to at least $1.00 of additional Funded Debt in compliance with Section 6.02(c) hereof, and (c) every Subsidiary of one or more Excepted Subsidiaries.

  "EXISTING CREDIT AGREEMENT" means the Credit Agreement dated as of October 20, 1994, among the Company, the banks party thereto, The Chase Manhattan Bank (formerly Chemical Bank), as Syndication and Documentation Agent, and The Bank of Nova Scotia, as Administrative Agent.

  "FACILITY FEE" has the meaning assigned to that term in Section 2.08 hereof.

  "FIXED RATE LOAN" means any Competitive Loan made by a Bank pursuant to
Section 2.02 hereof based upon a fixed rate per annum offered by such Bank (expressed as a percentage to 1/10,000 of one percent) and accepted by the Company.

  "FUNDED DEBT" means, with respect to any Person, all Indebtedness of such Person (a) maturing one year or more from the date of the creation thereof, (b) directly or indirectly renewable or extendible, at the option of the debtor, by its terms or by the terms of any instrument or agreement relating thereto, to a date one year or more from the date of the creation thereof, and (c) under a revolving credit or similar agreement obligating the lender or lenders to extend credit over a period of one year or more, even though such Indebtedness may also conform to the definition of Short-Term Borrowing.

  "INCREASED COST CHANGE" has the meaning assigned to that term in Section 2.09(a) hereof.

  "INDEBTEDNESS" means, with respect to any Person, as of the date on which Indebtedness is to be determined, (a) all items (except items of capital stock or of surplus or of deferred credits and other liabilities combined with deferred credits for financial reporting purposes or minority interests in Subsidiaries of such Person) which in accordance with generally accepted accounting principles applied in the preparation of the financial statements of the Company and its Consolidated Subsidiaries would be included in determining total liabilities as shown on the liability side of a balance sheet of such Person, (b) all indebtedness secured by any mortgage on, or other security interest in, any property or asset owned or held by such Person subject thereto, whether or not the indebtedness secured thereby shall have been assumed by such Person and (c) all indebtedness of others which such Person has directly or indirectly guaranteed, endorsed (otherwise than for collection or deposit in the ordinary course of business), discounted with recourse, agreed (contingently or otherwise) to purchase or repurchase or otherwise acquire, or in respect of which such Person has otherwise become directly or indirectly liable. For the purpose of computing the Indebtedness of any Person, there shall be excluded any particular Indebtedness which meets one or more of the following categories:

     (i) Indebtedness with respect to which sufficient cash or cash equivalents or securities shall have been deposited in trust to provide for the full payment, redemption or satisfaction of the principal of, premium, if any, and interest to accrue on, such Indebtedness to the stated maturity thereof or to the date of prepayment thereof, as the case may be, and as a result of such deposit such particular Indebtedness, in accordance with generally accepted accounting principles, shall no longer be required to be reported on a balance sheet of such Person as a liability, and such cash or cash equivalents or securities shall not be required to be reported as an asset;

     (ii) Indebtedness which is not classified as Indebtedness under clause (a) of the definition of Indebtedness and (x) which arises from any commitment of such Person relating to pipeline operations to pay for property or services substantially without regard to the non-delivery of such property or the non-furnishing of such services or (y) which is Indebtedness of a partnership, joint venture or similar entity less than a majority of the equity interest of which is at the time owned by such Person or by such Person and one or more Subsidiaries of such Person or, if such Person is a Subsidiary of the Company, by such Person and either the Company or one or more other Subsidiaries of the Company or by such Person and the Company and one or more other Subsidiaries of the Company and which is payable solely out of the property or assets owned or held by such partnership, joint venture or similar entity or is secured by a mortgage on, or other security interest in, the property or assets owned or held by such partnership, joint venture or similar entity, in either case without any further recourse to or liability of such Person; or

     (iii) Indebtedness which is not classified as Indebtedness under clause (a) of the definition of Indebtedness and which is payable solely out of certain property or assets of such Person, or is secured by a mortgage on, or other security interest in, certain property or assets owned or held by such Person, in either case without any further recourse to or liability of such Person, to the extent such Indebtedness exceeds (x) if such Person records such property or assets on its books, the value for such property or assets recorded on such books or (y) if such Person does not record such property or assets on its books, (1) if such Indebtedness is a general obligation of the entity which does record such property or assets on its books, the net investment in or advances to such entity as recorded on the books of such Person or (2) if such Indebtedness is payable solely out of certain property or assets of such entity, the lesser of the value for such property or assets recorded on the books of such entity or the net investment in or advances to such entity as recorded on the books of such Person, in each case determined in accordance with generally accepted accounting principles.

  "INDEMNIFIED LIABILITIES" has the meaning assigned to that term in Section
10.07 hereof.

  "INDEMNITEES" and "INDEMNITEE" have the respective meanings assigned to those terms in Section 10.07 hereof.

  "INDEX DEBT" means senior, unsecured, non-credit-enhanced, publicly-held, long-term indebtedness for borrowed money of the Company.

  "INTEREST PAYMENT DATE" means (a) with respect to Alternate Base Rate Loans, the last day of each Calendar Quarter, commencing with the first of such dates to occur after the date of this Agreement, (b) with respect to any Eurodollar Loan, Certificate of Deposit Loan or Term Federal Funds Loan, the last day of the Interest Period applicable thereto and, in the case of a Eurodollar Loan or a Certificate of Deposit Loan with an Interest Period of 6 months or 180 days, respectively, also the day that would have been the Interest Payment Date for such Loan had an Interest Period of 3 months or 90 days, respectively, been applicable to such Loan, and (c) in the case of a Fixed Rate Loan, the last day of the Interest Period applicable thereto and in the case of a Fixed Rate Loan with an Interest Period of more than 90 days, each day within such Interest Period that would have been an Interest Payment Date had such Loan been a series of consecutive Fixed Rate Loans with 90-day Interest Periods.

  "INTEREST PERIOD" means (a) as to any Eurodollar Loan, the period commencing on the Borrowing Date of such Loan and ending on the numerically corresponding day (or if there is no such corresponding day, the last day) in the calendar month that is 1, 2, 3 or 6 months later, as the Company may elect, (b) as to any Certificate of Deposit Loan, the period commencing on the Borrowing Date of such Loan and ending 30, 60, 90 or 180 days later, as the Company may elect, (c) as to any Term Federal Funds Loan, the period commencing on the Borrowing Date of such Loan and ending 7 days later, (d) as to any Alternate Base Rate Loan (other than a Swing Line Loan), the period commencing on the Borrowing Date of such Loan and ending

90 days later or, if earlier, on the date of prepayment of such Loan, (e) as to any Fixed Rate Loan, the period commencing on the Borrowing Date of such Loan and ending on the date specified in the Competitive Bid accepted by the Company with respect to such Fixed Rate Loan, which period shall not be less than 8 days or more than 360 days and (f) as to any Swing Line Loan, the period commencing on the Borrowing Date of such Loan and ending 7 days later or, if earlier, on the date of prepayment of such Loan; PROVIDED, HOWEVER, that (i) if any Interest Period would end on a day which shall not be a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, with respect to Eurodollar Loans only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, and (ii) no Interest Period may be selected that ends later than the Maturity Date.

  "INTEREST RATE" means the rate or rates of interest to be determined as provided in Article III hereof.

  "LIEN" means and includes any mortgage, pledge, lien, security interest, conditional sale or other title retention agreement or other similar encumbrance.

  "LOANS" and "LOAN" mean, respectively, (a) all loans made by the Banks, Competitive Bid Banks or Swing Line Banks or a single Bank, Competitive Bid Bank or Swing Line Bank (as the context may indicate) to the Company pursuant to this Agreement (including any such loan made as a result of the operation of Section 2.04(a), Section 2.07, Section 2.09(e)(ii), Section 2.09(e)(iii), Section 2.13(c)(i), Section 2.14(i), Section 4.03(b)(ii) or Section 4.03(b)(iii) hereof, as the case may be), and (b) a single such loan made by any Bank, Competitive Bid Bank or Swing Line Bank.

  "MARGIN" means, as to any Competitive Bid relating to a Eurodollar Loan or a Certificate of Deposit Loan, the margin (expressed as a percentage rate per annum and rounded, if necessary, to the nearest 1/10,000 of one percent) to be added to or subtracted from the Eurodollar Rate or the Certificate of Deposit Rate, as applicable, to determine the interest rate offered by such Competitive Bid Bank with respect to such Eurodollar Loan or Certificate of Deposit Loan.

  "MATURITY DATE" means the earlier of March 20, 2002, or the date on which the Revolving Credit Commitments shall terminate in accordance with the terms of this Agreement.

  "MOODY'S" means Moody's Investors Service, Inc. or any successor thereto.

  "MULTIEMPLOYER PLAN" has the meaning assigned to the term "multiemployer plan" in Section 3(37) of ERISA.

  "NOTE" means a Competitive Note, a Revolving Credit Note or a Swing Line Note executed and delivered by the Company as provided in Section 2.06 hereof.

  "OFFICERS' CERTIFICATE" means a certificate executed on behalf of the Company by its President or one of its Vice Presidents and by one of its other Vice Presidents or its Treasurer or one of its Assistant Treasurers or its Controller or one of its Assistant Controllers.

  "PARTICIPANTS" and "PARTICIPANT" mean, respectively, (a) the banks and other entities referred to in Section 10.06(b) hereof, and (b) any one of such banks or other entities.

  "PBGC" means the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA.

  "PERSON" means a corporation, an association, a partnership, an organization, a business, an individual, a government or a political subdivision thereof or a governmental agency.

  "PLAN" means (a) with respect to the Company, any plan described in Section 4021(a) of ERISA and not excluded pursuant to Section 4021(b) thereof, under which the Company or any Related Person to the Company has contributed, and (b) with respect to any other Person, any employee benefit plan or other plan established or maintained by such Person for the benefit of such Person's employees and to which Title IV of ERISA applies.

  "PLAN ADMINISTRATOR" has the meaning assigned to the term "administrator" in
Section 3(16)(A) of ERISA.

  "PLAN SPONSOR" has the meaning assigned to the term "plan sponsor" in Section 3(16)(B) of ERISA.

  "PRINCIPAL SUBSIDIARIES" and "PRINCIPAL SUBSIDIARY" mean, respectively, (a) the following Persons (or any other Person which is, directly or indirectly, the survivor or successor in interest in any merger or consolidation involving, or the transferee with respect to all or substantially all of the assets of, the following Persons): MidCon Corp., a Delaware corporation, Natural Gas Pipeline Company of America, a Delaware corporation, Occidental Chemical Corporation, a New York corporation, Occidental Chemical Holding Corporation, a California corporation, Occidental International Exploration and Production Company, a California corporation, Occidental Oil and Gas Corporation, a California corporation, Occidental Petroleum Investment Co., a California corporation, Oxy CH Corporation, a California corporation, Oxy Chemical Corporation, a California corporation, Oxy Petrochemicals Inc., a Delaware corporation, OXY USA Inc., a Delaware corporation, and any other Person which shall have become a Subsidiary of the Company after December 31, 1996, and shall have, according to its most recent audited year-end financial statements (or, if there are no audited financial statements for its most recent fiscal year, its most recent unaudited year-end financial statements) available at the date it became a Subsidiary, total assets in excess of 5% of the consolidated assets of the Company and its Consolidated Subsidiaries shown on the Company's most recent audited year-end financial statements available at such time, and (b) any one of such Persons (or any other Person which is, directly or indirectly, the survivor or successor in interest in any merger or consolidation involving, or the transferee with respect to all or substantially all of the assets of, any one of such Persons); PROVIDED that, notwithstanding the foregoing, no Excepted Subsidiary and no Person which is not a Consolidated Subsidiary shall be a Principal Subsidiary.

  "PROHIBITED TRANSACTION" has the respective meanings assigned to that term in
Section 4975 of the Code and in Section 406 of ERISA.

  "PROPORTIONAL SHARE" means, at the time any determination thereof is to be made and when used with reference to any Bank and any described aggregate or total amount, an amount equal to the result obtained by multiplying such described aggregate or total amount by a fraction, the numerator of which shall be such Bank's Revolving Credit Commitment at such time and the denominator of which shall be the Total Commitment at such time; PROVIDED, HOWEVER, that if prior to the time of such determination the Revolving Credit Commitments shall have been terminated pursuant to Section 8.01 hereof, any determination of Proportional Share shall be based upon the amounts of Revolving Credit Commitments and Total Commitment in effect immediately prior to such termination.

  "REFERENCE BANKS" and "REFERENCE BANK" mean, respectively, (a) the following
Persons: The Chase Manhattan Bank, The Bank of Nova Scotia, and ABN AMRO Bank N.V., or any other Person hereafter appointed as a Reference Bank pursuant to
Section 10.08 hereof, and (b) any one of such Persons.

  "REFINANCING LOAN" means (A) any Revolving Credit Loan (i) which is made on the date of repayment of any other Revolving Credit Loan or any Swing Line Loan and (ii) all of the proceeds of which are applied, in accordance with Section
2.04 or Section 2.07 hereof, to the repayment of such other Revolving Credit Loan or such Swing Line Loan, (B) any Swing Line Loan (i) which is made on the date of repayment of any Revolving Credit Loan and (ii) all of the proceeds of which are applied, in accordance with Section 2.07 hereof, to the repayment of such Revolving Credit Loan, and (C) any Revolving Credit Loan (i) which is made on the date of prepayment of any other Revolving Credit Loan or any Swing Line Loan and (ii) all of the proceeds of which are applied, in accordance with
Section 4.02 hereof, to the prepayment of such other Revolving Credit Loan or such Swing Line Loan. A Refinancing Loan may be a Eurodollar Loan, a Certificate of Deposit Loan, a Term Federal Funds Loan (except that a Term Federal Funds Loan may not be refinanced with another Term Federal Funds Loan), an Alternate Base Rate Loan, or a combination thereof, irrespective of whether the Loan or Loans being refinanced with the proceeds of such Refinancing Loan were bearing interest based upon the same or a different interest rate basis as such Refinancing Loan.

  "REGISTER" has the meaning assigned to that term in Section 10.06(e) hereof.

  "REGULATION D" means Regulation D of the Board, as the same may at any time be amended or modified and in effect.

  "REGULATION G" means Regulation G of the Board, as the same may at any time be amended or modified and in effect.

  "REGULATION U" means Regulation U of the Board, as the same may at any time be amended or modified and in effect.

  "REGULATION X" means Regulation X of the Board, as the same may at any time be amended or modified and in effect.

  "RELATED PERSON" means, with respect to any Person, any trade or business (whether or not incorporated) which, together with such Person, is under common control as described in Section 414(c) of the Code.

  "REPLACEMENT LENDER" means a lending institution designated by the Company pursuant to Section 2.09(e)(iv), Section 2.13(c)(ii), Section 2.14(ii), or
Section 4.03(b)(iv) hereof, which, at the time of such designation, is not a Bank.

  "REPORTABLE EVENT" means a "reportable event" described in Section 4043(b) of ERISA.

  "REQUIRED BANKS" means, at the time any determination thereof is to be made, Banks whose Revolving Credit Commitments aggregate at least 51% of the Total Commitment, or, if the Revolving Credit Commitments shall have been terminated pursuant to Section 8.01 hereof, Banks whose Revolving Credit Commitments immediately prior to such termination aggregated at least 51% of the Total Commitment immediately prior to such termination.

  "REVOLVING CREDIT BORROWING" means a Borrowing (a) pursuant to Section 2.01(a), Section 2.04(a) or Section 2.07 hereof consisting of simultaneous Revolving Credit Loans from each of the Banks in accordance with their respective Proportional Share of such Borrowing, or (b) made as a result of the operation of Section 2.09(e)(ii), Section 2.09(e)(iii), Section 2.13(c)(i),
Section 2.14(i), Section 4.03(b)(ii), or Section 4.03(b)(iii) hereof.

  "REVOLVING CREDIT BORROWING REQUEST" means a request made pursuant to Section 2.01(b) hereof substantially in the form of Exhibit E hereto.

  "REVOLVING CREDIT COMMITMENT" means, when used with reference to any Bank at the time any determination thereof is to be made, the amount of such Bank's commitment hereunder to extend credit to the Company as set forth in Section 2.01(a) hereof, which Revolving Credit Commitment, subject to Section 8.01 hereof, shall be the amount set forth opposite the name of such Bank on Schedule I hereto or the amount set forth in an Addendum of such Bank delivered in accordance with Section 10.16 hereof, as such commitment may from time to time be adjusted under Section 2.09(e)(ii), Section 2.13(c)(i), Section 2.14(i) or
Section 4.03(b)(ii) hereof, reduced by the amount of any permanent reduction(s) in such amount made pursuant to Section 4.01 or Section 4.03(a) hereof.

  "REVOLVING CREDIT COMMITMENTS" means each Revolving Credit Commitment, collectively.

  "REVOLVING CREDIT LOAN" shall have the meaning assigned to that term in
Section 2.01(a) hereof, and shall include, without limitation, any Substitute Revolving Credit Loan.

  "REVOLVING CREDIT NOTES" and "REVOLVING CREDIT NOTE" mean, respectively, (a) the promissory notes of the Company substantially in the form of Exhibit A-2 hereto, issued pursuant to and in accordance with this Agreement, as such promissory notes may at any time be amended or modified and in effect, and (b) a single such promissory note.

  "SECURED DEBT" means any Funded Debt of the Company or any Specified Subsidiary secured by a Lien on assets of the Company or any Specified Subsidiary, plus (without duplication) obligations of the Company or any Specified Subsidiary reflected for financial reporting purposes as deferred credits for revenue from sales of future production secured by a Lien on any property of the Company or any Specified Subsidiary. For the purpose of computing Secured Debt, the portion of any secured obligation which exceeds the book value (as reflected on the Company's consolidated balance sheet) of the assets of the Company and its Specified Subsidiaries securing such obligation shall be excluded.

  "SHORT-TERM BORROWING" means, with respect to any Person, all Indebtedness of such Person in respect of borrowed money maturing on demand or within one year from the date of the creation thereof and not directly or indirectly renewable or extendible, at the option of the debtor, by its terms or by the terms of any instrument or agreement relating thereto, to a date one year or more from the date of the creation thereof; PROVIDED that Indebtedness of such Person in respect of borrowed money arising under a revolving credit or similar agreement which obligates the lender or lenders to extend credit over a period of one year or more shall constitute Funded Debt and not a Short-Term Borrowing even though the same matures on demand or within one year from the date as of which such Short-Term Borrowing is to be determined.

  "SPECIFIED SUBSIDIARY" means, at any time, any Consolidated Subsidiary, a majority (by number of votes) of the Voting Securities of which is at such time owned directly by the Company or by one or more of its Specified Subsidiaries, or by the Company and one or more of its Specified Subsidiaries, and which is not at such time designated as an Excepted Subsidiary; PROVIDED that (i) at the time any Subsidiary of the Company is withdrawn from status as an Excepted Subsidiary, such Subsidiary shall not be liable with respect to any Indebtedness which it could not become liable with respect to hereunder on the date of such withdrawal if it were then a Specified Subsidiary, and (ii) immediately after giving effect to such withdrawal, no Event of Default or Unmatured Event of Default shall have occurred and be continuing.

  "S&P" means Standard & Poor's Corporation or any successor thereto.

  "STATUTORY RESERVES" means the result (expressed as a percentage and rounded, if necessary, to the nearest 1/10,000 of one percent) obtained by dividing the number one by the number one minus the reserve percentage (expressed as a decimal) (including, without limitation, any marginal, special, emergency, or supplemental reserves) established by the Board and to which the Administrative Agent is subject for time deposits in Dollars of over $100,000 with maturities approximately equal to the applicable Interest Period. Such reserve percentage shall include, without limitation, reserves imposed under Regulation D. Statutory Reserves shall be adjusted from time to time on and as of the effective date of any change in the reserve percentage of the Administrative Agent.

  "SUBSIDIARY" means, with respect to any Person, any corporation, association, partnership or other business entity, a majority (by number of votes) of the Voting Securities of which is at the time owned by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries.

  "SUBSTITUTE REVOLVING CREDIT LOANS" has the meaning assigned to that term in
Section 2.04(a) hereof.

  "SWING LINE BANK" means each Bank for which a Swing Line Commitment is set forth opposite its name on Schedule I hereto.

  "SWING LINE BORROWING" means a Borrowing pursuant to Section 2.03 hereof consisting of simultaneous Swing Line Loans from each of the Swing Line Banks ratably in accordance with their respective Swing Line Commitments.

  "SWING LINE COMMITMENT" means, when used with reference to any Swing Line Bank at the time any determination thereof is to be made, the amount of such Swing Line Bank's commitment hereunder to extend Swing Line Loans to the Company as set forth in Section 2.03(a) hereof, which Swing Line Commitment, subject to
Section 8.01 hereof, shall be the amount designated as a Swing Line Commitment and set forth opposite the name of such Swing Line Bank on Schedule I hereto or the amount set forth in an Addendum of such Bank delivered in accordance with
Section 10.16 hereof, as such commitment may from time to time be adjusted under
Section 2.09(e)(ii), Section 2.13(c)(i), Section 2.14(i) or Section 4.03(b)(ii) hereof, reduced by the amount of any permanent reduction(s) in such amount made pursuant to Section 4.01 or Section 4.03(a) hereof.

  "SWING LINE COMMITMENTS" means each Swing Line Commitment, collectively.

  "SWING LINE LOAN PARTICIPATION CERTIFICATE" means a certificate substantially in the form of Exhibit L hereto.

  "SWING LINE LOANS" has the meaning assigned to that term in Section 2.03(a) hereof.

  "SWING LINE NOTES" and "SWING LINE NOTE" means, respectively, (a) the promissory notes of the Company substantially in the form of Exhibit A-3 hereto, issued pursuant to and in accordance with this Agreement, as such promissory notes may at any time be amended or modified and in effect, and (b) a single such promissory note.

  "SYNDICATION AGENT" has the meaning assigned to that term in the introduction to this Agreement.

  "TANGIBLE NET WORTH" of any Person means the sum of the amounts set forth on the balance sheet of such Person as (a) the par or stated value of all outstanding capital stock and (b) capital surplus, earned surplus and premium on capital stock LESS (i) the par or stated value of all redeemable preferred stock, (ii) that portion of the book value of all assets which would be treated as intangibles under generally accepted accounting principles, including without limitation, all such items as goodwill, trademarks, trade names, brands, copyrights, patents, licenses and rights with respect to the foregoing and unamortized debt discount and expenses, and (iii) all investments in or advances to Excepted Subsidiaries appearing on the asset side of such balance sheet.

  "TAXES" has the meaning assigned to that term in Section 2.13(a) hereof.

  "TERM FEDERAL FUNDS LOAN" means any Loan with respect to which the Company shall have selected an Interest Rate based on the Term Federal Funds Rate in accordance with the provisions of Article II hereof.

  "TERM FEDERAL FUNDS RATE" means, for any Interest Period with respect to any Term Federal Funds Loan, the rate per annum which is equal to the arithmetic average (as determined by the Administrative Agent (subject to Section 10.08 hereof) on the basis of quotations, if any, received by the Administrative Agent from the Reference Banks, with such average expressed as a percentage and rounded, if necessary, to the nearest 1/10,000 of one percent) of the rates per annum at which each Reference Bank is offered term Federal funds in the term Federal funds market as of 10:00 a.m., New York City time, on the first Business Day of such Interest Period, for settlement on such day and for the number of days comprised therein in an amount comparable to the amount of the Term Federal Funds Loan of such Reference Bank to be outstanding for such Interest Period.

  "TOTAL COMMITMENT" means at any time the determination thereof is to be made, the aggregate amount of the Revolving Credit Commitments of the Banks, as in effect at such time.

  "TRANSFEREE" has the meaning assigned to that term in Section 10.06(g) hereof.

  "UNMATURED EVENT OF DEFAULT" means an event, act or occurrence which with the giving of notice or the lapse of time (or both) would become an Event of Default.

  "VOTING SECURITIES" means stock or partnership interests of any class or classes (however designated), the holders of which are at the time entitled, as such holders, to vote for the election of a majority of the directors (or persons performing similar functions) of the corporation, association, partnership or other business entity in question, other than stock or partnership interests having the right so to vote solely by reason of the happening of a contingency.

  SECTION 1.02. ACCOUNTING TERMS. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles as in effect from time to time, including, without limitation, applicable statements, bulletins and interpretations issued by the Financial Accounting Standards Board and bulletins, opinions, interpretations and statements issued by the American Institute of Certified Public Accountants or its committees. In the event that an actual or anticipated change (which term for all purposes of this Agreement includes, without limitation, the adoption of a new statement of financial accounting standards) in generally accepted accounting principles would affect the computation of any dollar amounts or ratios referred to in the financial covenants herein, the parties to the Agreement will, promptly upon request, enter into negotiations in good faith in an effort to agree upon amendments which will most nearly preserve the original intent of such financial covenants. Pending agreement on such amendments, such financial covenants will remain in effect but will be measured by reference to generally accepted accounting principles as in effect immediately prior to such change. When used herein, the term "financial statements" shall include the notes and schedules thereto, but need not include such notes or schedules when used with reference to such statements of any Person as of any date other than the end of a fiscal year of such Person.


                                   ARTICLE II

                                LOAN PROVISIONS

  SECTION 2.01. REVOLVING CREDIT COMMITMENTS; PROCEDURE FOR REQUESTS. (a) Subject to the terms and conditions of this Agreement, each Bank, severally and not jointly, agrees to make revolving credit loans ("REVOLVING CREDIT LOANS") to the Company at any time and from time to time on and after the Effective Date and until the Maturity Date; PROVIDED, HOWEVER, that (i) at no time shall the outstanding aggregate principal amount of all Revolving Credit Loans made by a Bank exceed its Proportional Share of the outstanding aggregate principal amount of all Revolving Credit Loans made by all Banks (notwithstanding the fact that the aggregate principal amount outstanding at any time of all Revolving Credit Loans, Swing Line Loans and Competitive Loans, or, except as set forth in clause
(ii) below, any combination thereof, made by a Bank may exceed the Revolving Credit Commitment of such Bank then in effect), (ii) at no time shall the sum of the aggregate principal amount outstanding of all Revolving Credit Loans and Swing Line Loans of any Bank exceed the

Revolving Credit Commitment of such Bank, and (iii) at no time shall the sum of the outstanding aggregate principal amount of all Revolving Credit Loans, Swing Line Loans and Competitive Loans exceed the Total Commitment; PROVIDED FURTHER that nothing contained herein shall be deemed to prohibit the making of, or to relieve any Bank of its obligation to make, Revolving Credit Loans the proceeds of which are to be applied solely to the repayment of principal of Swing Line Loans pursuant to Section 2.04(a) hereof or to the repayment of principal of any Loan pursuant to Section 2.07 hereof. The Company may borrow, repay, prepay and reborrow Revolving Credit Loans on and after the Effective Date and prior to the Maturity Date. The Revolving Credit Commitments shall automatically and permanently terminate on the Maturity Date.

  (b) To effect a Revolving Credit Borrowing, the Company shall give the Administrative Agent notice (by telephone (confirmed promptly in writing) or telecopier), substantially in the form of Exhibit E hereto, (i) in the case of a Revolving Credit Borrowing consisting of Eurodollar Loans, not later than 12:00 noon, New York City time, three Business Days before such Revolving Credit Borrowing, (ii) in the case of a Revolving Credit Borrowing consisting of Certificate of Deposit Loans, not later than 12:00 noon, New York City time, two Business Days before such Revolving Credit Borrowing, (iii) in the case of a Revolving Credit Borrowing consisting of Term Federal Funds Loans, not later than 12:00 noon New York City time, one Business Day before such Revolving Credit Borrowing, and (iv) in the case of a Revolving Credit Borrowing consisting of Alternate Base Rate Loans, not later than 12:00 noon, New York City time, one Business Day before such Revolving Credit Borrowing. Such notice shall be irrevocable (except as provided in Section 2.09(e)(i), Section 2.13(c)(iii), Section 3.03(b), Section 3.03(d) or Section 4.03(b)(i) hereof) and shall in each case refer to this Agreement and specify (x) whether the Loans then being requested are to be Eurodollar Loans, Certificate of Deposit Loans, Term Federal Funds Loans or Alternate Base Rate Loans, or a combination thereof,
(y) the Borrowing Date with respect to such Loans (which shall be a Business
Day) and the aggregate principal amount thereof, and (z) in the case of Eurodollar Loans and Certificate of Deposit Loans, the Interest Period with respect thereto. If no Interest Period with respect to any Eurodollar Loan or Certificate of Deposit Loan is specified in any such notice, then (i) in the case of a Eurodollar Loan, the Company shall be deemed to have selected an Interest Period of one month's duration, and (ii) in the case of a Certificate of Deposit Loan, the Company shall be deemed to have selected an Interest Period of 30 days' duration. The Administrative Agent shall promptly advise the other Banks by telecopier of any notice given pursuant to this Section 2.01(b) and of each Bank's portion of the requested Revolving Credit Borrowing.

  SECTION 2.02. COMPETITIVE LOANS; PROCEDURE FOR REQUESTS. (a) Subject to the terms and conditions of this Agreement, the Company may from time to time request Competitive Bid Banks to submit Competitive Bids, and the Competitive Bid Banks may submit such Competitive Bids and, from time to time on and after the Effective Date and prior to the Maturity Date, may make Competitive Loans in accordance with the procedures set forth in this Section 2.02. At no time shall
(i) the outstanding aggregate principal amount of all Competitive Loans made by a Competitive Bid Bank or (ii) the outstanding aggregate principal amount of all Revolving Credit Loans, Swing Line Loans and Competitive Loans made by all Banks exceed the Total Commitment, notwithstanding the fact that the aggregate principal amount outstanding at any time of all Competitive Loans made by a Competitive Bid Bank may exceed the Revolving Credit Commitment and the Swing Line Commitment of such Bank.

  (b) To request Competitive Bids, the Company shall give the Administrative Agent (by telephone (confirmed in writing no later than 5:00 p.m., New York City time, on the same day) or telecopier) a duly completed Competitive Bid Request substantially in the form of Exhibit B hereto, to be received by the Administrative Agent (i) in the case of Eurodollar Loans, not later than 12:00 noon, New York City time, five Business Days before a proposed Competitive Borrowing, (ii) in the case of Certificate of Deposit Loans, not later than 12:00 noon, New York City time, four Business Days before a proposed Competitive Borrowing, and (iii) in the case of Fixed Rate Loans, not later than 11:00 a.m., New York City time, one Business Day before a proposed Competitive Borrowing.
No Alternate Base Rate Loan or Term Federal Funds Loan shall be requested in, or made pursuant to, a Competitive Bid Request. A Competitive Bid Request that does not conform substantially to the format of Exhibit B hereto may be rejected in the Administrative Agent's sole discretion, and the Administrative Agent shall promptly notify the Company of such rejection by telephone (confirmed promptly in writing) or telecopier. A Competitive Bid Request shall in each case refer to this Agreement and specify (x) whether the Loans then being requested are to be Eurodollar Loans, Certificate of Deposit Loans or Fixed Rate Loans, (y) the Borrowing Date with respect to such Loans (which shall be a Business Day) and the aggregate principal amount thereof (which shall be in amounts such that the aggregate principal amount of all Loans outstanding immediately following the Borrowing of the Loans pursuant to such Competitive Bid Request shall not exceed the Total Commitment), and (z) the Interest Period with respect thereto. The aggregate principal amount of the Competitive Borrowing requested pursuant to any Competitive Bid Request shall not be less than $50,000,000. Promptly after its receipt of a Competitive Bid Request that is not rejected as aforesaid, the Administrative Agent shall invite by telecopier (in the form set forth in Exhibit C hereto) the Competitive Bid Banks to bid, on the terms and conditions of this Agreement, to make Competitive Loans pursuant to the Competitive Bid Request.

  (c) Each Competitive Bid Bank may, in its sole discretion, make one or more Competitive Bids to the Company responsive to the Competitive Bid Request. Each Competitive Bid by a Competitive Bid Bank must be in the form of Exhibit D hereto and must be received by the Administrative Agent by telecopier, (i) in the case of Eurodollar Loans, not later than 2:00 p.m., New York City time, four Business Days before a proposed Competitive Borrowing, (ii) in the case of Certificate of Deposit Loans, not later than 2:00 p.m., New York City time, three Business Days before a proposed Competitive Borrowing, and (iii) in the case of Fixed Rate Loans, not later than 9:30 a.m., New York City time, on the Borrowing Date of the proposed Competitive Borrowing. Competitive Bids that do not conform substantially to the format of Exhibit D hereto may be rejected by the Administrative Agent after conferring with, and upon the instruction of, the Company, and the Administrative Agent shall notify the Competitive Bid Bank that submitted such Competitive Bid of such rejection as soon as practicable. Each Competitive Bid shall refer to this Agreement and specify (x) the principal amount (which shall be in a minimum principal amount of $5,000,000 and in an integral multiple of $l,000,000 and which may equal the entire aggregate principal amount of the Competitive Borrowing requested by the Company) of the Competitive Loan that the Competitive Bid Bank is willing to make to the Company, (y) the Competitive Bid Rate at which the Competitive Bid Bank is prepared to make the Competitive Loan, and (z) the Interest Period with respect thereto. Except as provided in Section 2.09(e)(i), Section 2.13(c)(iii),
Section 3.03(c), and Section 4.03(b)(i) hereof, a Competitive Bid submitted by a Competitive Bid Bank pursuant to this Section 2.02(c) shall be irrevocable. If any Competitive Bid Bank shall elect not to make a Competitive Bid with respect to a proposed Competitive Borrowing, such Competitive Bid Bank shall so notify the Administrative Agent by telecopier (i) in the case of Eurodollar Loans, not later than 2:00 p.m., New York City time, four Business Days before such proposed Competitive Borrowing, (ii) in the case of Certificate of Deposit Loans, not later than 2:00 p.m., New York City time, three Business Days before such proposed Competitive Borrowing, and (iii) in the case of Fixed Rate Loans, not later than 9:30 a.m., New York City time, on the Borrowing Date of such proposed Competitive Borrowing; PROVIDED, HOWEVER, that the failure of any Competitive Bid Bank to give such notice shall not cause such Bank to be obligated to make any Competitive Loan as part of such Competitive Borrowing.

  (d) The Administrative Agent shall notify the Company of all the Competitive Bids made, the Competitive Bid Rate and the principal amount of each Competitive Loan in respect of which a Competitive Bid was made and the identity of the Competitive Bid Bank that made each bid; such notice shall be given to the Company by telephone (confirmed immediately by telecopier) not later than (i) 45 minutes (in the case of Competitive Bids for Fixed Rate Loans) and (ii) 2 hours (in the case of other Competitive Bids) after the latest time by which such Competitive Bids were required to be received by the Administrative Agent pursuant to Section 2.02(c) hereof. The Administrative Agent shall send a copy of all Competitive Bids to the Company for its records as soon as practicable after completion of the bidding process set forth in this Section 2.02.

  (e) The Company may in its sole and absolute discretion, subject only to the provisions of this Section 2.02(e), accept or reject any Competitive Bid referred to in Section 2.02(d) hereof. The Company shall notify the Administrative Agent (by telephone or telecopier) whether and to what extent it has decided to accept or reject any or all of the Competitive Bids referred to in Section 2.02(d) hereof, (i) in the case of Eurodollar Loans, not later than 12:00 noon, New York City time, three Business Days before a proposed Competitive Borrowing, (ii) in the case of Certificate of Deposit Loans, not later than 12:00 noon, New York City time, two Business Days before a proposed Competitive Borrowing, and (iii) in the case of Fixed Rate Loans, not later than 10:30 a.m., New York City time, on the Borrowing Date of the proposed Competitive Borrowing; PROVIDED, HOWEVER, that (v) the failure by the Company to give such notice shall be deemed to be a rejection of all the Competitive Bids referred to in Section 2.02(d) hereof, (w) the Company shall not accept a Competitive Bid made at a particular Competitive Bid Rate if the Company has rejected a Competitive Bid made at a lower Competitive Bid Rate, (x) the aggregate principal amount of the Competitive Borrowing to be made may not exceed the principal amount of Competitive Loans requested by the Company pursuant to the related Competitive Bid Request, (y) if the Company shall accept Competitive Bids made at a particular Competitive Bid Rate but shall be restricted by other conditions hereof from borrowing the aggregate principal amount of Competitive Loans in respect of which Competitive Bids at such Competitive Bid Rate have been made, then, to the extent of the aggregate principal amount of the Competitive Borrowing to be made, the Company shall accept a PRO RATA portion of each Competitive Bid made at such Competitive Bid Rate based as nearly as possible on the respective principal amounts of Competitive Loans for which such Competitive Bids were made (PROVIDED that if the available principal amount of Competitive Loans to be so allocated is not sufficient to enable Competitive Loans to be so allocated to each such Competitive Bid Bank in a minimum principal amount of $5,000,000 and in integral multiples of $1,000,000, the Company shall select the Competitive Bid Banks to be allocated such Competitive Loans and shall round allocations up or down to the next higher or lower multiple of $1,000,000 as it shall deem appropriate), and (z) no

Competitive Bid shall be accepted for a Competitive Loan unless such Competitive Loan is in a minimum principal amount of $5,000,000 and an integral multiple of $1,000,000. If telephonic notice of acceptance or rejection of a Competitive Bid is given by the Company to the Administrative Agent pursuant to the immediately preceding sentence, such notice shall be confirmed in writing no later than (A) in the case of Eurodollar Loans or Certificate of Deposit Loans, 5:00 p.m., New York City time, on the day such notice is given, or (B) in the case of Fixed Rate Loans, 1:00 p.m., New York City time, on the day such notice is given. Except as provided in Section 2.09(e)(i), Section 2.13(c)(iii),
Section 3.03(c), and Section 4.03(b)(i) hereof, a notice given by the Company pursuant to this Section 2.02(e) shall be irrevocable.

  (f) The Administrative Agent shall promptly notify by telecopier each of the Competitive Bid Banks which has submitted a Competitive Bid whether or not their Competitive Bids have been accepted (and if so, in what amount and at what Competitive Bid Rate), and each successful Competitive Bid Bank shall thereupon become bound to make the Competitive Loan in respect of which its Competitive Bid has been accepted.

  (g) A Competitive Borrowing shall not be made within five Business Days of the Borrowing Date of any other Competitive Borrowing, unless the Company and the Administrative Agent shall mutually agree otherwise.

  (h) If the Administrative Agent shall elect to submit a Competitive Bid in its capacity as a Competitive Bid Bank, it shall submit such bid to the Company one quarter of an hour earlier than the latest time at which the other Competitive Bid Banks are required to submit their bids to the Administrative Agent pursuant to Section 2.02(c) hereof.

  SECTION 2.03. SWING LINE COMMITMENTS; PROCEDURE FOR REQUESTS. (a) Subject to the terms and conditions of this Agreement, each of the Swing Line Banks, severally and not jointly, agrees to make swing line loans ("SWING LINE LOANS") to the Company at any time and from time to time on and after the Effective Date and until the earlier of the Maturity Date and the termination of the Swing Line Commitment of such Swing Line Bank in accordance with the terms hereof; PROVIDED, HOWEVER, that (i) at no time shall the outstanding aggregate principal amount of all Swing Line Loans made by a Swing Line Bank exceed the Swing Line Commitment of such Swing Line Bank then in effect (notwithstanding the fact that the aggregate principal amount outstanding at any time of all Swing Line Loans, Revolving Credit Loans and Competitive Loans, or, except as set forth in clause
(ii) below, any combination thereof, made by a Swing Line Bank may exceed the Swing Line Commitment of such Swing Line Bank then in effect), (ii) at no time shall the sum of the aggregate principal amount outstanding of all Revolving Credit Loans and Swing Line Loans of any Bank exceed the Revolving Credit Commitment of such Bank, and (iii) at no time shall the sum of the outstanding aggregate principal amount of all Swing Line Loans, Revolving Credit Loans and Competitive Loans exceed the Total Commitment. The Company may borrow, repay, prepay and reborrow Swing Line Loans on and after the Effective Date and prior to the Maturity Date. The Swing Line Commitments shall automatically and permanently terminate on the Maturity Date.

  (b) To effect a Swing Line Borrowing, the Company shall give the Administrative Agent (by telephone (confirmed promptly in writing) or telecopier) notice, not later than 11:00 a.m., New York City time, on the proposed Borrowing Date. Except as provided in Section 2.09(e)(i) or Section 2.13(c)(iii) hereof, such notice shall be irrevocable and shall refer to this Agreement and specify (i) the amount to be borrowed, and (ii) the requested Borrowing Date (which shall be a Business
Day). The Administrative Agent shall promptly advise the Swing Line Banks by telecopier of any notice given pursuant to this Section 2.03 and of each Swing Line Bank's portion of the requested Swing Line Borrowing.

  (c) In addition to the procedure described in paragraph (b) of this Section 2.03, a Swing Line Borrowing may be effected without notice from the Company in accordance with the provisions of Section 3.03(a) hereof.

  SECTION 2.04. REFUNDING OF SWING LINE LOANS. (a) If any Swing Line Loan has not been repaid or prepaid by 12:00 noon (New York City time) on the last day of the Interest Period with respect thereto, the Administrative Agent will promptly notify the Company and the Banks and each Bank, including the Swing Line Banks, will be unconditionally obligated, notwithstanding any other provision of this Agreement, to make Revolving Credit Loans in an aggregate principal amount equal to the outstanding aggregate principal amount of such Swing Line Loan (such Revolving Credit Loans being hereinafter referred to as the "Substitute Revolving Credit Loans"), and each Bank hereby unconditionally agrees to make a Revolving Credit Loan in an amount equal to such Bank's Proportional Share of the Substitute Revolving Credit Loans. When Substitute Revolving Credit Loans are made by Banks other than Swing Line Banks, or by any Swing Line Bank whose Proportional Share of the Substitute Revolving Credit Loans exceeds its outstanding Swing Line Loans with respect to which repayment has been requested, each such Bank shall, subject to paragraph (c) of this Section 2.04, make the proceeds of its Substitute Revolving Credit Loan available to the Administrative Agent for the account of the Swing Line Banks, in immediately available funds, not later than 12:00 noon (New York City time) on the Business Day next succeeding the date such notice is given. The proceeds of such Substitute Revolving Credit Loans shall be immediately distributed by the Administrative Agent to the Swing Line Banks, in such amounts as will reduce the principal amount of each Swing Line Bank's outstanding Swing Line Loan for which repayment has been requested under this Section 2.04(a) to its Proportional Share of the Substitute Revolving Credit Loans, and such proceeds shall be applied to repay the Swing Line Loans. On the day such Substitute Revolving Credit Loans are made, each Swing Line Bank's Swing Line Loan, to the extent of the lesser of the aggregate principal amount of such Loan with respect to which repayment has been requested or its Proportional Share of the Substitute Revolving Credit Loans, shall be deemed to be paid with the proceeds of a Revolving Credit Loan made by such Swing Line Bank, and such portion of the Swing Line Loan deemed to be so paid shall no longer be outstanding as a Swing Line Loan, shall no longer be due under the Swing Line Note issued to such Swing Line Bank and shall be due under the Revolving Credit Note issued to such Swing Line Bank. Revolving Credit Loans made pursuant to this Section 2.04(a) shall be Alternate Base Rate Loans.

  (b) If any portion of any such amount paid (or deemed to be paid) to a Swing Line Bank should be recovered from such Swing Line Bank by or on behalf of the Company, in bankruptcy, by assignment for the benefit of creditors or otherwise, the loss of the amount so recovered shall be ratably shared among all Banks in the manner contemplated by Section 2.10 hereof.

  (c)  If prior to the making of a Revolving Credit Loan pursuant to paragraph
(a) of this Section 2.04 one of the events described in clause (e) or (f) of
Section 8.01
hereof shall have occurred, or if for any other reason whatsoever the obligation of the Banks to make Revolving Credit Loans pursuant to paragraph (a) of this
Section 2.04 is unlawful or unenforceable, each Bank will on the date such Loan was to have been made, purchase an undivided participating interest in the Swing Line Loans in an amount equal to its Proportional Share of the Substitute Revolving Credit Loans that were to have been made on such date. The Administrative Agent shall notify each Bank on the date its Substitute Revolving Credit Loan was to have been made of the amount of the undivided participating interest in each Swing Line Bank's outstanding Swing Line Loans required to be purchased by such Bank. Each Bank will immediately transfer to the Administrative Agent, in immediately available funds, the amount of its participation and the proceeds of such participation shall be immediately distributed by the Administrative Agent to each Swing Line Bank in such amount as will reduce the amount of the participating interest retained by such Swing Line Bank in its Swing Line Loans to its Proportional Share of the Substitute Revolving Credit Loans which were to have been made pursuant to paragraph (a) of this Section 2.04. Upon receipt thereof, the Swing Line Banks will deliver to each such Bank a Swing Line Loan Participation Certificate dated the date of receipt of such funds and in the amount of such Bank's participation.

  (d) Whenever, at any time after a Swing Line Bank has received from any Bank such Bank's participating interest in a Swing Line Loan pursuant to paragraph
(c) of this Section 2.04, such Swing Line Bank receives any payment on account thereof, such Swing Line Bank will distribute to such Bank its participating interest in such amount (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Bank's participating interest was outstanding and funded); PROVIDED, HOWEVER, that in the event that such payment received by a Swing Line Bank is required to be returned, such Bank will return to such Swing Line Bank any portion thereof previously distributed by such Swing Line Bank to such Bank.

  (e) Each Bank's obligation to make Substitute Revolving Credit Loans referred to in paragraph (a) of this Section 2.04 and to purchase participating interests pursuant to paragraph (c) of this Section 2.04 shall be absolute and unconditional and shall not be affected by any circumstance, including, without limitation, (i) any setoff, counterclaim, recoupment, defense or other right which such Bank or the Company may have against any Swing Line Bank, the Company or anyone else for any reason whatsoever, (ii) the occurrence or continuance of an Event of Default or Unmatured Event of Default, (iii) any adverse change in the condition (financial or otherwise) of the Company, (iv) any breach of this Agreement by the Company or any Bank, or (v) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing. In the event any Bank shall fail to make any Substitute Revolving Credit Loan required to be made by it under paragraph (a) of this Section 2.04, the Company shall, at the request of any Swing Line Bank, repay the Swing Line Loans that were to have been repaid with the proceeds of such Substitute Revolving Credit Loan, together with interest, at the Alternate Base Rate, to (but excluding) the date of repayment.

  SECTION 2.05. GENERAL TERMS RELATING TO THE LOANS. (a) Each Borrowing made by the Company on any Borrowing Date shall be (i) in the case of Competitive Loans, in an integral multiple of $1,000,000 and in a minimum aggregate principal amount of $5,000,000, (ii) in the case of Revolving Credit Loans, in an integral multiple of $10,000,000 and in a minimum aggregate principal amount of $50,000,000, and (iii) in the case of Swing Line Loans, in an integral multiple of $10,000,000 and in a minimum aggregate principal amount of $50,000,000. Competitive Loans shall be made by the Competitive Bid Banks in accordance with

Section 2.02(e) hereof, Revolving Credit Loans shall be made by the Banks ratably in accordance with their respective Revolving Credit Commitments on the Borrowing Date of the Revolving Credit Borrowing and Swing Line Loans shall be made by the Swing Line Banks ratably in accordance with their respective Swing Line Commitments on the Borrowing Date of the Swing Line Borrowing; PROVIDED, HOWEVER, that the failure of any Bank to make any Loan shall not in itself relieve any other Bank of its obligation to lend hereunder.

  (b) Each Competitive Loan shall be a Eurodollar Loan, a Certificate of Deposit Loan or a Fixed Rate Loan, and each Revolving Credit Loan shall be a Eurodollar Loan, a Certificate of Deposit Loan, a Term Federal Funds Loan or an Alternate Base Rate Loan, as the Company may request subject to and in accordance with Section 2.01 or Section 2.02 hereof, as applicable. Each Swing Line Loan shall be an Alternate Base Rate Loan. Each Bank may at its option make any Eurodollar Loan by causing a foreign branch or affiliate of such Bank to make such Loan; PROVIDED, HOWEVER, that (i) any exercise of such option shall not affect the obligation of the Company to repay such Loan to such Bank in accordance with the terms of the applicable Note, (ii) such Bank shall promptly advise the Company of the exercise of such option, the name and address of such foreign branch or affiliate and such other information with respect to such branch or affiliate as the Company may reasonably request, and (iii) the exercise of such option, as of the time of such exercise, shall not materially increase the amounts which would have been payable by the Company to such Bank under this Agreement and the Notes. Revolving Credit Loans of more than one interest rate option may be outstanding at the same time; PROVIDED, HOWEVER, that, unless the Administrative Agent and the Company shall otherwise agree, the Company shall not be entitled to request any Revolving Credit Loan or Competitive Loan which, if made, would result in an aggregate of more than ten separate Revolving Credit Loans of any Bank and ten separate Competitive Loans being outstanding hereunder at any one time. For purposes of the foregoing, Revolving Credit Loans having different Interest Periods, regardless of whether they commence on the same date, and Revolving Credit Loans having different interest rate options, shall be considered separate Loans.

  (c) Subject to Section 2.04(a) and Section 2.07 hereof, each Bank shall make available its portion, as appropriate, of each Competitive Borrowing, Revolving Credit Borrowing and Swing Line Borrowing on the proposed Borrowing Date thereof by paying the amount required to the Administrative Agent in New York, New York, in Dollars, in immediately available funds not later than 11:00 a.m. (or 12:00 noon in the case of Swing Line Borrowings or Fixed Rate Loans), New York City time, and the Administrative Agent shall by 1:00 p.m., New York City time, credit the amounts so received (or, subject to Section 2.05(d) hereof, its own funds but, in either case, in Dollars in immediately available funds) to such account of the Company as it shall designate in writing to the Administrative Agent or, if Loans are not made on such date because any condition precedent to a Borrowing herein specified shall not have been met, promptly return the amounts so received to the respective Banks.

  (d) Unless the Administrative Agent shall have been notified by a Bank prior to the Borrowing Date of any Loan that such Bank does not intend to make available to the Administrative Agent such Bank's portion of the Loan to be made on such Borrowing Date, the Administrative Agent may assume that such Bank has made such proceeds available to the Administrative Agent on such date, and the Administrative Agent may in reliance upon such assumption (but shall not be required to) make available to the Company a corresponding amount. If, and only if, such notice is not given and such corresponding amount is not in fact made available to the Administrative Agent by such Bank, the Administrative Agent shall be entitled to recover such amount on demand from such Bank (or, if such Bank fails to pay such amount forthwith upon such demand, from the Company) together with interest thereon in respect of each day during the period commencing on the date such amount was made available to the Company and ending on (but excluding) the date the Administrative Agent recovers such amount at a rate per annum equal to (i) in the case of such Bank, the Federal Funds Effective Rate and (ii) in the case of the Company, the applicable Interest Rate in respect of such Loan.

  SECTION 2.06. NOTES. The Competitive Loans made by each Competitive Bid Bank shall be evidenced by a single Competitive Note duly executed on behalf of the Company, dated the date of this Agreement, in substantially the form attached hereto as Exhibit A-1 with the blanks appropriately filled, payable to the order of such Competitive Bid Bank in a principal amount equal to the Total Commitment. The Revolving Credit Loans made by each Bank shall be evidenced by a single Revolving Credit Note duly executed on behalf of the Company, dated the date of this Agreement, in substantially the form attached hereto as Exhibit A-2 with the blanks appropriately filled, payable to the order of such Bank in a principal amount equal to the Revolving Credit Commitment of such Bank. The Swing Line Loans made by each Swing Line Bank shall be evidenced by a single Swing Line Note duly executed on behalf of the Company, dated the date of this Agreement, in substantially the form attached hereto as Exhibit A-3 with the blanks appropriately filled, payable to the order of such Swing Line Bank in a principal amount equal to the Swing Line Commitment of such Swing Line Bank.
The outstanding principal balance of each Revolving Credit Loan and each Competitive Loan, as evidenced by the relevant Note, shall be payable on the last day of the Interest Period applicable to such Loan. The outstanding principal balance of each Swing Line Loan shall be payable on the last day of the Interest Period applicable to such Loan, and if not paid on such date, shall be payable as provided in Section 2.04 hereof. Each Note shall bear interest from the date thereof on the outstanding principal balance thereof as set forth in Section 3.01 hereof. Each Bank shall, and is hereby authorized by the Company to, endorse on the schedule attached to the relevant Note held by such Bank (or on a continuation of such schedule attached to each such Note and made a part thereof) an appropriate notation evidencing the Borrowing Date and amount of each Loan of such Bank, each payment or prepayment (including any deemed repayment pursuant to Section 2.07 hereof) of principal of any Loan and the other information provided for on such schedule; PROVIDED, HOWEVER, that the failure of any Bank to make such a notation or any error therein shall not in any manner affect the obligation of the Company to repay the Loans made by such Bank in accordance with the terms of the relevant Note.

  SECTION 2.07. REFINANCINGS. The Company may refinance all or any part of any Loan with a Loan or Loans of the same or a different type made pursuant to
Section 2.01, Section 2.02 or Section 2.03 hereof; PROVIDED, HOWEVER, that (i) no Term Federal Funds Loan may be refinanced with another Term Federal Funds Loan, (ii) no Swing Line Loan may be refinanced with another Swing Line Loan, and (iii) the aggregate principal amount of the new Borrowings shall not exceed the aggregate principal amount of the Loans being refinanced. Any Loan or part thereof so refinanced shall be deemed to be repaid in accordance with Section
2.06 hereof with the proceeds of a new Borrowing hereunder; PROVIDED, HOWEVER, that with respect to any new Borrowing which results in any Bank extending a Loan in a different principal amount than such Bank extended in the Loan being refinanced (E.G., the refinancing of a Revolving Credit Loan with a Swing Line
Loan), (i) if the
principal amount extended by a Bank in a refinancing is greater than the principal amount extended by such Bank in the Borrowing being refinanced, such Bank shall pay such difference to the Administrative Agent for distribution to the Banks described in (ii) below, and (ii) if the principal amount extended by a Bank in the Borrowing being refinanced is greater than the principal amount being extended by such Bank in the refinancing, the Administrative Agent shall return the difference to such Bank out of amounts received pursuant to (i) above. If the Company shall not have repaid any Revolving Credit Loan on the last day of the Interest Period with respect thereto and shall not have given notice with respect to the refinancing of such Loan in accordance with the applicable provisions of Section 2.01, Section 2.02 or Section 2.03 hereof, as appropriate, it shall be deemed to have elected to refinance such Loan with a Revolving Credit Loan which is an Alternate Base Rate Loan to be made on the last day of the Interest Period of the Loan so refinanced. Any Swing Line Loan which is not repaid on the last day of the Interest Period with respect thereto shall be refinanced as provided in Section 2.04(a) hereof.

  SECTION 2.08. FACILITY FEE. The Company agrees to pay to each Bank, through the Administrative Agent, on each March 31, June 30, September 30 and December 31 (the first such payment to be made on March 31, 1997) and on the date on which the Revolving Credit Commitment of such Bank shall be terminated or the Maturity Date, whichever shall first occur, in immediately available funds, a facility fee (a "FACILITY FEE") at a rate per annum equal to the Applicable Facility Fee Percentage from time to time in effect on the average daily amount of the Revolving Credit Commitment of such Bank, whether used or unused, during the Calendar Quarter (or shorter period ending on March 31, 1997 or the Maturity Date, as the case may be) then ended; PROVIDED, HOWEVER, that the amount payable by the Company under this paragraph shall be reduced by any amounts paid on account of the Facility Fees pursuant to Section 4.01 hereof. All Facility Fees shall be computed on the basis of the actual number of days elapsed in a year of 365 or 366 days, as the case may be, and shall commence to accrue on the Effective Date.

  SECTION 2.09. RESERVE REQUIREMENTS; CHANGE IN CIRCUMSTANCES. (a) If after the date of this Agreement any change in applicable law or regulation or in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof (whether or not having the force of law but with respect to which similarly situated banks generally comply) (any such change, an "INCREASED COST CHANGE") (i) shall change the basis of taxation of payments to any Bank of the principal of or interest on any Eurodollar Loan, Term Federal Funds Loan, Certificate of Deposit Loan or Fixed Rate Loan made by such Bank or any other fees or amounts payable hereunder (other than (x) taxes imposed on the overall net income of such Bank by the jurisdiction in which such Bank has its principal or lending office or by any political subdivision or taxing authority therein (or any tax which is enacted or adopted by such jurisdiction, political subdivision or taxing authority as a direct substitute for any such taxes) or (y) any tax, assessment, or other governmental charge that would not have been imposed but for the failure of any Bank to comply with any certification, information, documentation, or other reporting requirement), or (ii) shall impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, such Bank (except any such requirement reflected in the Base CD Rate or the Certificate of Deposit Rate) or
(iii) shall impose on such Bank or on the London Interbank Market, the Certificate of Deposit market or the term Federal funds market any other condition affecting this Agreement or any Eurodollar Loan, Term Federal Funds Loan or Certificate of Deposit Loan made by such Bank, and the result of any of the foregoing shall be to increase the cost to such Bank of making or maintaining any Eurodollar Loan, Term Federal Funds Loan or Certificate of Deposit Loan or to reduce the amount of any sum received or receivable by such Bank hereunder (whether of principal, interest or otherwise) in respect thereof by an amount deemed in good faith by such Bank to be material, then, subject to
Section 2.09(d) hereof, such additional amount or amounts as will compensate such Bank for such increase or reduction will be paid by the Company to such Bank as provided in Section 2.09(c) hereof. Any such amount determined pursuant to this Section 2.09(a) shall be computed on the basis of the net effect of any Increased Cost Changes incurred by such Bank from time to time after the Effective Date of this Agreement.

  (b) If any Bank shall have determined in good faith that the adoption or issuance, after the date of this Agreement, of any applicable law, rule, regulation, guideline, request or directive regarding capital adequacy (whether or not having the force of law but with respect to which similarly situated banks generally comply) (a "CAPITAL ADEQUACY RULE"), or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof (any such adoption, issuance or change of a Capital Adequacy Rule being called a "CAPITAL ADEQUACY CHANGE"), or compliance therewith by any Bank (or any lending office of such Bank), has the net effect of reducing the rate of return on such Bank's capital as a consequence of its commitment to make, or the making or maintaining of, any Loans hereunder to a level below that which such Bank would have achieved but for such adoption, change or compliance (taking into consideration such Bank's policies with respect to capital adequacy and any Capital Adequacy Rule in effect as of the date of this Agreement) by an amount deemed by such Bank to be material, then from time to time the Company shall, subject to Section 2.09(d) hereof, pay to such Bank such additional amount or amounts as will compensate such Bank for such reduction as provided in
Section 2.09(c) hereof; PROVIDED, HOWEVER, that to the extent (i) a Bank shall increase its level of capital above the level maintained by such Bank on the date of this Agreement and there has not been a Capital Adequacy Change, or (ii) there has been a Capital Adequacy Change and a Bank shall increase its level of capital by an amount greater than the increase attributable (taking into consideration the same variables taken into consideration in determining the level of capital maintained by such Bank on the date of this Agreement) to such Capital Adequacy Change, the Company shall not be required to pay any amount or amounts under this Agreement with respect to any such increase in capital.
Thus, for example, a Bank which is "adequately capitalized" (as such term or any similar term is used by any applicable bank regulatory agency having authority with respect to such Bank) may not require the Company to make payments in respect of increases in such Bank's level of capital made under the circumstances described in clause (i) or (ii) above which improve its capital position from "adequately capitalized" to "well capitalized" (as such term or any similar term is used by any applicable bank regulatory agency having authority with respect to such Bank).

  (c) A certificate of each Bank setting forth such amount or amounts as shall be necessary to compensate such Bank (or Participant pursuant to Section 10.06(b) hereof) as specified in paragraph (a) or (b) of this Section 2.09, as the case may be, shall be delivered to the Company at the end of each Calendar Quarter during which such Bank is an Affected Bank and upon the taking by the Company in respect of such Bank of one of the actions described in paragraph
(e)(ii) or (e)(iv) of this Section 2.09 and shall, if submitted in good faith, be conclusive absent manifest error; PROVIDED that any certificate delivered by a Bank pursuant to this Section 2.09(c) shall (i) in the case of a certificate in respect of amounts payable pursuant to paragraph (a) of this Section 2.09, set forth in reasonable detail the basis for and the calculation of such amounts, and (ii) in the case of a certificate in respect of amounts payable pursuant to paragraph (b) of this Section 2.09, (A) set forth at least the same amount of detail in respect of the calculation of such amount as such Bank provides in similar circumstances to other similarly situated borrowers from such Bank, and (B) include a statement by such Bank that it has allocated to its Revolving Credit Commitment or outstanding Loans a proportionately equal amount of any reduction of the rate of return on such Bank's capital due to a Capital Adequacy Rule as it has allocated to each of its other commitments to lend or to each of its other outstanding loans that are affected similarly by such Capital Adequacy Rule. The Company shall pay each Bank the amount shown as due on any such certificate upon the earlier of (i) the date on which the Company takes one of the actions in respect of any such Bank described in paragraph (e)(ii) or (e)(iv) of this Section 2.09 and (ii) 30 days after receipt by the Company of such certificate.

  (d) Subject to the following provisions of this Section 2.09(d), failure on the part of any Bank to demand compensation for any amounts payable pursuant to paragraphs (a) or (b) of this Section 2.09 with respect to any Interest Period shall not constitute a waiver of such Bank's rights to demand compensation for any such amounts with respect to any other Interest Period. In the case of any Increased Cost Change which is given retroactive effect to a date prior to the adoption thereof, a Bank shall be entitled to seek compensation in respect thereof pursuant to paragraph (a) of this Section 2.09 for the period commencing on such retroactive effective date and ending on the date on which the Company takes one of the actions in respect of such Bank described in paragraph (e)(ii) or (e)(iv) of this Section 2.09; PROVIDED, HOWEVER, that (i) if such Bank shall fail to notify the Company within 30 days after the date of official promulgation of such Increased Cost Change that it will demand such compensation, the period for which such Bank shall be entitled to seek compensation in respect thereof shall commence on the date which is 30 days prior to such Bank's notice that it will demand compensation, and (ii) if any Increased Cost Change is given retroactive effect to a date which is more than three months prior to the date of adoption thereof, the Company's liability to pay compensation to such Bank in respect thereof for any period prior to the date which is three months prior to the adoption thereof shall, subject to the foregoing clause (i) of this proviso, be equal to 50% of the amount required to compensate such Bank in respect of such Increased Cost Change with respect to such period. In the case of any Increased Cost Change which is given only prospective effect, a Bank shall be entitled to seek compensation in respect thereof pursuant to paragraph (a) of this Section 2.09 for the period commencing on the later of (A) the date on which such Increased Cost Change becomes effective and (B) the date 30 days prior to the notice by such Bank that it will demand such compensation, and ending on the date on which the Company takes one of the actions in respect of such Bank described in paragraph (e)(ii) or (e)(iv) of this Section 2.09. In the case of any Capital Adequacy Change, a Bank shall be entitled to seek compensation in respect thereof pursuant to paragraph (b) of this Section 2.09 only with respect to costs or reductions commencing on the later of (A) the date on which such Capital Adequacy Rule becomes effective and
(B) the date 45 days prior to the notice by such Bank that it will demand such compensation, and ending on the date on which the Company takes one of the actions in respect of such Bank described in paragraph (e)(ii) or (e)(iv) of this Section 2.09.

  (e) In the event that any Affected Bank shall have given notice that it is entitled to claim compensation pursuant to this Section 2.09, the Company may exercise any one or more of the following options:

       (i) If any such claim for compensation relates to Loans then being requested by the Company pursuant to a notice of Borrowing as provided in this
  Article II (or, in the case of claims for compensation pursuant to paragraph
  (g) of this Section 2.09, any such claim relates to Loans outstanding during the Interest Period most recently ended and the Company has requested Eurodollar Loans pursuant to such a notice of Borrowing), the Company may, not later than 12:00 noon, New York City time, on the day which is three (3) Business Days prior to the date on which the requested Loans were to have been made, in the case of Eurodollar Loans, or two (2) Business Days prior to the date on which the requested Loans were to have been made, in the case of Certificate of Deposit Loans, or not later than 9:00 a.m., New York City time, on the date on which the requested Loans were to have been made, in the case of Term Federal Funds Loans, Fixed Rate Loans or Alternate Base Rate Loans, by giving notice (by telephone (confirmed in writing promptly thereafter) or telecopier) to the Administrative Agent (which notice the Administrative Agent shall transmit to each of the Banks otherwise required to participate in the requested Loans as soon as practicable thereafter) irrevocably withdraw such notice of Borrowing.

       (ii) The Company may request one or more of the non-Affected Banks to take over all (but not part) of each or any Affected Bank's then outstanding Loan(s) and to assume all (but not part) of each or any Affected Bank's Revolving Credit Commitment and Swing Line Commitment, if any, and obligations hereunder. If one or more Banks shall so agree in writing (in this Section 2.09(e)(ii), in Section 2.13(c)(i) hereof, in Section 2.14(i) hereof and in
  Section 4.03(b)(ii) hereof, collectively called the "ASSENTING BANKS" and individually called an "ASSENTING BANK") with respect to an Affected Bank,
  (x) the Revolving Credit Commitment and Swing Line Commitment, if any, of each Assenting Bank and the obligations of such Assenting Bank under this Agreement shall be increased by its respective Allocable Share of the Revolving Credit Commitment and Swing Line Commitment, if any, and of the obligations of such Affected Bank under this Agreement, and (y) each Assenting Bank shall make Loans to the Company, according to such Assenting Bank's respective Allocable Share, in an aggregate principal amount equal to the outstanding principal amount of the Loan(s) of such Affected Bank, on a date mutually acceptable to the Assenting Banks and the Company. The proceeds of such Loans, together with funds of the Company, shall be used to prepay the Loan(s) of such Affected Bank, together with all interest accrued thereon and all other amounts owing to such Affected Bank hereunder (including any amounts payable pursuant to Section 3.04 hereof in connection with such prepayment), and, upon such assumption by the Assenting Bank and prepayment by the Company, such Affected Bank shall cease to be a "Bank" for purposes of this Agreement and shall no longer have any obligations hereunder (except as provided in Section 2.13(b), Section 10.02 and Section 10.07 hereof).

       (iii) Upon notice (by telephone (confirmed in writing promptly thereafter) or telecopier) to the Administrative Agent (which shall advise each Bank thereof as soon as practicable thereafter), the Company may terminate the obligations of the Banks to make or maintain Loans which result in the Affected Banks making a demand for compensation pursuant to this
  Section 2.09 and, in such event, the Company shall refinance all such Loans with Loans which, at the time of such refinancing, would not result in such Banks making such demand for compensation, such refinancing to be conducted in the manner contemplated by and pursuant to Section 2.07 or Section 4.02 hereof.

     (iv) (A) The Company may designate one or more Replacement Lenders mutually acceptable to the Company and the Administrative Agent (whose consent shall not be unreasonably withheld) to assume the Revolving Credit Commitment and Swing Line Commitment, if any, and the obligations of any such Affected Bank hereunder, and to purchase the outstanding Notes of such Affected Bank and such Affected Bank's rights hereunder and with respect thereto, without recourse upon, or warranty by, or expense to, such Affected Bank, for a purchase price equal to the outstanding principal amount of the Loan(s) of such Affected Bank plus all interest accrued and unpaid thereon and all other amounts owing to such Affected Bank hereunder (including the amount which would be payable to such Affected Bank pursuant to Section 3.04 hereof if the purchase of its Notes constituted a prepayment thereof contemplated by clause
  (ii) of the first sentence of Section 3.04 hereof), and upon such assumption and purchase by the Replacement Lenders, each such Replacement Lender shall be deemed to be a "Bank" for purposes of this Agreement and such Affected Bank shall cease to be a "Bank" for purposes of this Agreement and shall no longer have any obligations hereunder (except as provided in Section 2.13(b), Section
  10.02 and Section 10.07 hereof).

     (B) As an alternative, the Company may designate one or more Replacement Lenders mutually acceptable to the Company and the Administrative Agent (whose consent shall not be unreasonably withheld) which shall upon a date mutually agreed upon by the Company and such Replacement Lenders assume the Revolving Credit Commitment and Swing Line Commitment, if any, and the obligations of such Affected Bank under this Agreement and shall upon such date make Loans to the Company in an aggregate principal amount equal to the outstanding principal amount of the Loan(s) of such Affected Bank. The proceeds of such Loans, together with funds of the Company, shall be used to prepay the Loan(s) of such Affected Bank, together with all interest accrued thereon and all other amounts owing to such Affected Bank hereunder (including any amounts payable pursuant to Section 3.04 hereof in connection with such prepayment), and, upon such Replacement Lenders making such Loans and such prepayment by the Company, such Replacement Lenders shall be deemed to be "Banks" for purposes of this Agreement and such Affected Bank shall cease to be a "Bank" for purposes of this Agreement and shall no longer have any obligations hereunder (except as provided in Section 2.13(b), Section 10.02 and Section
  10.07 hereof). Each such Replacement Lender shall execute and deliver to the Administrative Agent such documentation to evidence its status as a "Bank" hereunder as shall be mutually acceptable to the Company and the Administrative Agent. The effectiveness of each Replacement Lender's Revolving Credit Commitment and Swing Line Commitment, if any, the making of such Loans by such Replacement Lenders and the prepayment by the Company of the Loan(s) of such Affected Bank shall be deemed to have occurred simultaneously for all purposes hereof.

  (f) If in respect of any Interest Period for a Eurodollar Loan made by a Bank under Section 2.01 hereof such Bank shall be required to maintain reserves against "Eurocurrency liabilities" under Regulation D, the Company shall pay to such Bank in accordance with this Section 2.09(f) an additional amount representing such Bank's actual costs, if any, incurred during such Interest Period as a result of the applicability of the foregoing reserves to such Eurodollar Loan, which amount (i) shall be based on the effective rate at which such reserve requirements are imposed on such Bank for such Interest Period, (ii) shall be allocated to the Company in no proportionately greater amount than such Bank would allocate such costs to its other borrowers of Eurodollars to which such costs are applicable if the provisions of this Section 2.09(f) applied to all such borrowers, and (iii) in any event shall not exceed the product of the following for each day of such Interest Period:

     (A) the principal amount of the Eurodollar Loan outstanding on such day made by such Bank to which such Interest Period relates; and

     (B) a percentage equal to (x) the result obtained by dividing the Eurodollar Rate applicable to such Eurodollar Loan by the number one minus the maximum rate (expressed as a decimal) at which such reserve requirements are imposed by the Board on such date, minus (y) the Eurodollar Rate applicable to such Eurodollar Loan; and

     (C) a fraction the numerator of which is one and the denominator of which is 360.

To be entitled to compensation pursuant to this Section 2.09(f) in respect of any Interest Period, such Bank must notify the Company of its demand for such compensation within 30 days after the end of such Interest Period. A certificate of such Bank setting forth in reasonable detail the basis for and the calculation of such amount necessary to compensate such Bank pursuant to this Section 2.09(f) shall be delivered to the Company with such notice and shall be conclusive absent manifest error. In no event shall the Company be obligated to make any payment to any Bank pursuant to this Section 2.09(f) if such payment would result in a duplication of payments pursuant to this Section 2.09(f) and any other provision of this Section 2.09.

  (g) In the event that any Affected Bank shall have given notice that it is entitled to claim compensation pursuant to paragraph (f) of this Section 2.09, the Company may exercise any one or more of the options set forth in Section 2.09(e) hereof.

  (h) In the event that the Company shall take any of the actions contemplated by Section 2.09(e)(ii) or Section 2.09(e)(iv) hereof, the Company shall provide replacement Notes to any Assenting Bank or any Replacement Lender, as the case may be, to reflect the identity of, and/or the outstanding amount of the Loans of, and/or the principal amount of such Notes issued to, such Assenting Bank or such Replacement Lender, and Schedule I and Schedule II hereto shall be deemed amended to reflect the addition of such Replacement Lender and any increases or decreases in the Revolving Credit Commitments and Swing Line Commitments, if any, of the Affected Banks and the Assenting Banks, as the case may be.

  SECTION 2.10.  PRO RATA TREATMENT.  Except as permitted under Section 2.07,
Section 2.09, Section 2.13, Section 2.14 and Section 4.03 hereof, (i) each payment by the Company on account of any fees pursuant to Section 2.08 hereof shall be made PRO RATA in accordance with the respective amounts due and owing,
(ii) each payment by the Company on account of principal of and interest on the Loans shall be made PRO RATA according to the respective amounts due and owing, and (iii) each prepayment on account of principal of the Loans shall be applied to the Revolving Credit Loans, the Swing Line Loans and the Competitive Loans, as directed by the Company, PRO RATA according to the respective amounts outstanding.

  SECTION 2.11. PAYMENTS. Except for payments made directly to a Bank or Banks under other provisions of this Agreement, the Company shall make each payment hereunder and under any instrument delivered hereunder not later than 12:00 noon (New York City time) on the day when due, in Dollars, to the Administrative Agent at its offices at One Liberty Plaza, New York, New York 10006, for the account of the Banks, in immediately available funds. The Administrative Agent shall promptly distribute to each Bank its proper share of each payment so received.

  SECTION 2.12. PAYMENTS ON BUSINESS DAYS. Whenever any payment to be made hereunder shall be due on a day which is not a Business Day, then such payment shall be made on the next succeeding Business Day (unless, with respect to a payment relating to a Eurodollar Loan, such day would fall in another calendar month, in which event payment shall be made on the next preceding Business Day).

  SECTION 2.13. NET PAYMENTS. (a) All payments under this Agreement shall be made without setoff or counterclaim and in such amounts as may be necessary in order that all such payments (after deduction or withholding for or on account of any present or future taxes, levies, imposts, duties or other charges of whatsoever nature imposed by any government or any political subdivision or taxing authority thereof (herein collectively called the "Taxes") other than any Taxes on or measured by the net income, net worth or shareholders' capital of a Bank or a Participant pursuant to the income tax laws of the jurisdiction where such Bank's principal or lending office is located or where such Participant's principal or participating office is located) shall not be less than the amounts otherwise specified to be paid under this Agreement and the Notes; PROVIDED that if any Bank or any Participant fails to comply with the applicable provisions of
Section 10.06(g) hereof or paragraph (b) of this Section 2.13, as the case may be, then, all such payments to such Bank or to any Bank which has sold a participation pursuant to Section 10.06(b) hereof shall be net of any amounts the Company is required to withhold under applicable law. For a Bank to be entitled to compensation pursuant to this Section 2.13 (i) in the case of compensation for United States Federal income or withholding Taxes in respect of any Interest Period, such Bank must notify the Company within 30 days after the end of such Interest Period and (ii) in the case of compensation for any United States Tax other than a United States Federal income or withholding Tax in respect of any Interest Period, such Bank must notify the Company within 30 days after such Bank receives a written claim for such Tax from any government, political subdivision or taxing authority with respect to such Interest Period. A certificate as to any additional amounts payable to any Bank under this
Section 2.13 submitted to the Company by such Bank shall show in reasonable detail the amount payable and the calculations used to determine such amount and shall be conclusive and binding upon the parties hereto, in the absence of manifest error. With respect to each deduction or withholding for or on account of any Taxes, the Company shall promptly (and in any event not later than 45 days thereafter) furnish to each Bank such certificates, receipts and other documents as may be required (in the reasonable judgment of such Bank) to establish any tax credit to which such Bank may be entitled.

  (b) Each Bank that is not incorporated under the laws of the United States or any State thereof agrees to file with the Administrative Agent and the Company, in duplicate, (i) on or before the later of (A) the Effective Date and (B) the date such Bank becomes a Bank under this Agreement and (ii) thereafter, for each taxable year of such Bank (in the case of a Form 4224) or for each third taxable year of such Bank (in the case of any other form) during which interest or fees arising under this Agreement are received, unless not legally able to do so as a result of a change in

United States income tax law enacted, or treaty promulgated, after the date specified in the preceding clause (i), on or prior to the immediately following due date of any payment by the Company hereunder (or at any other time as required under United States income tax law), a properly completed and executed copy of either Internal Revenue Service Form 4224 or Internal Revenue Service Form 1001 and Internal Revenue Service Form W-8 or Internal Revenue Service Form W-9 and any additional form necessary for claiming complete exemption from United States withholding taxes (or such other form as is required to claim complete exemption from United States withholding taxes), if and as provided by the Code, regulations or other pronouncements of the United States Internal Revenue Service, and the Bank warrants to the Company that the form so filed will be true and complete; PROVIDED that such Bank's failure to complete and execute such Form 4224 or Form 1001, or Form W-8 or Form W-9, as the case may be, and any such additional form (or any successor form or forms) shall not relieve the Company of any of its obligations under this Agreement, except as otherwise provided in this Section 2.13. In the event that the Company is required, or has been notified by the relevant taxing authority that it will be required, to either withhold or make payment of Taxes with respect to any payments to be made by the Company under this Agreement or the Notes to any transferor Bank and such requirement or notice arises as a result of the sale of a participation by such transferor Bank pursuant to Section 10.06(b) hereof, such transferor Bank shall, upon request by the Company, accompanied by a certificate setting forth in reasonable detail the basis for such request, provide to the Company copies of all tax forms required to be provided to such transferor Bank pursuant to Section 10.06(g) hereof by the Participant which purchased such participation. The obligation of each transferor Bank to provide to the Company such tax forms shall survive the termination of this Agreement or, if earlier, the termination of the Revolving Credit Commitment and the Swing Line Commitment, if any, of such transferor Bank.

  (c) In the event that any Affected Bank shall have given notice that it is entitled to claim compensation pursuant to this Section 2.13, the Company may at any time thereafter exercise any one or more of the following options:

       (i) The Company may request one or more of the non-Affected Banks to take over all (but not part) of each or any Affected Bank's then outstanding Loan(s) and to assume all (but not part) of each or any Affected Bank's Revolving Credit Commitment and Swing Line Commitment, if any, and obligations hereunder. If one or more Banks shall so agree in writing with respect to an Affected Bank, (x) the Revolving Credit Commitment and Swing Line Commitment, if any, of each Assenting Bank and the obligations of such Assenting Bank under this Agreement shall be increased by its respective Allocable Share of the Revolving Credit Commitment and Swing Line Commitment, if any, and of the obligations of such Affected Bank under this Agreement, and (y) each Assenting Bank shall make Loans to the Company, according to such Assenting Bank's respective Allocable Share, in an aggregate principal amount equal to the outstanding principal amount of the Loan(s) of such Affected Bank, on a date mutually acceptable to the Assenting Banks and the Company. The proceeds of such Loans, together with funds of the Company, shall be used to prepay the Loan(s) of such Affected Bank, together with all interest accrued thereon, and all other amounts owing to such Affected Bank hereunder (including any amounts payable pursuant to Section 3.04 hereof in connection with such prepayment), and, upon such assumption by the Assenting Banks and prepayment by the Company, such Affected Bank shall cease to be a "Bank" for purposes of this Agreement and shall no longer have any obligations hereunder (except as provided in Section 2.13(b), Section 10.02 and Section 10.07 hereof).

     (ii) (A) The Company may designate one or more Replacement Lenders mutually acceptable to the Company and the Administrative Agent (whose consent shall not be unreasonably withheld) to assume the Revolving Credit Commitment and Swing Line Commitment, if any, and the obligations of any such Affected Bank hereunder, and to purchase the outstanding Notes of such Affected Bank and such Affected Bank's rights hereunder and with respect thereto, without recourse upon, or warranty by, or expense to, such Affected Bank, for a purchase price equal to the outstanding principal amount of the Loan(s) of such Affected Bank plus all interest accrued thereon and all other amounts owing to such Affected Bank hereunder (including the amount which would be payable to such Affected Bank pursuant to Section 3.04 hereof if the purchase of its Notes constituted a prepayment thereof contemplated by clause (ii) of the first sentence of Section 3.04 hereof), and upon such assumption and purchase by the Replacement Lenders, each such Replacement Lender shall be declared to be a "Bank" for purposes of this Agreement and such Affected Bank shall cease to be a "Bank" for purposes of this Agreement and shall no longer have any obligations hereunder (except as provided in Section 2.13(b), Section
  10.02 and Section 10.07 hereof).

     (B) As an alternative, the Company may designate one or more Replacement Lenders mutually acceptable to the Company and the Administrative Agent (whose consent shall not be unreasonably withheld) which shall upon a date mutually agreed upon by the Company and such Replacement Lenders assume the Revolving Credit Commitment and Swing Line Commitment, if any, and the obligations of such Affected Bank under this Agreement and shall upon such date make Loans to the Company in an aggregate principal amount equal to the outstanding principal amount of the Loan(s) of such Affected Bank. The proceeds of such Loans, together with funds of the Company, shall be used to prepay the Loan(s) of such Affected Bank, together with all interest accrued thereon and all other amounts owing to such Affected Bank hereunder (including any amounts payable pursuant to Section 3.04 hereof in connection with such prepayment), and, upon such Replacement Lenders making such Loans and such prepayment by the Company, such Replacement Lenders shall be deemed to be "Banks" for purposes of this Agreement and such Affected Bank shall cease to be a "Bank" for purposes of this Agreement and shall no longer have any obligations hereunder (except as provided in Section 2.13(b), Section 10.02 and Section
  10.07 hereof). Each such Replacement Lender shall execute and deliver to the Administrative Agent such documentation to evidence its status as a "Bank" hereunder as shall be mutually acceptable to the Company and the Administrative Agent. The effectiveness of each Replacement Lender's Revolving Credit Commitment and Swing Line Commitment, if any, the making of such Loans by such Replacement Lenders and the prepayment by the Company of the Loan(s) of such Affected Bank shall be deemed to have occurred simultaneously for all purposes hereof.

     (iii) If any such claim for compensation relates to Loans then being requested by the Company pursuant to a notice of Borrowing as provided in
  Article II hereof, the Company may, not later than 12:00 noon, New York City time, on the day which is three (3) Business Days prior to the date on which the requested Loans were to have been made, in the case of Eurodollar Loans, or two (2) Business Days prior to the date on which the requested Loans were to have been made, in the case of Certificate of Deposit Loans, or not later than 9:00 a.m.,

  New York City time, on the date on which the requested Loans were to have been made, in the case of Term Federal Funds Loans, Fixed Rate Loans or Alternate Base Rate Loans, by giving notice (by telephone (confirmed in writing promptly thereafter) or telecopier) to the Administrative Agent (which notice the Administrative Agent shall transmit to each of the Banks otherwise required to participate in the requested Loans as soon as practicable thereafter) irrevocably withdraw such notice of Borrowing.

  (d) The Company shall provide replacement Notes to any Assenting Bank or any Replacement Lender, as the case may be, to reflect the identity of, and/or the outstanding amount of the Loans of, and/or the principal amount of such Notes issued to, such Assenting Bank or such Replacement Lender, and Schedule I and
Schedule II hereto shall be deemed amended to reflect the addition of such Replacement Lender and any increases or decreases in the Revolving Credit Commitments and Swing Line Commitments, if any, of the Affected Banks and the Assenting Banks, as the case may be.

  SECTION 2.14. FAILED AND CREDIT-IMPAIRED BANKS. If (a) a Bank shall be adjudged a bankrupt or insolvent, or if a receiver of a Bank or of its property shall be appointed, or if any public officer shall take charge or control of a Bank or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, or if a Bank shall default in respect of its obligation to make Loans hereunder, (b) any of Moody's, S&P or Thomson BankWatch, Inc. shall assign a rating to the senior, unsecured, non-credit-enhanced, long-term indebtedness for borrowed money of a Bank which shall be classified by such rating agency as below investment grade, or, in the case of Thomson BankWatch, Inc., such rating shall be below C/D, or (c) the Company shall deliver to the Administrative Agent a notice stating that, as to any Bank which has senior, unsecured, non-credit-enhanced, long-term indebtedness for borrowed money which is not rated by any of the rating agencies referred to in the preceding clause (b), that it reasonably believes such Bank will become subject to any of the events referred to in clause (a) above or become unable to perform its obligations as a Bank hereunder, then the Company may at any time thereafter, subject to applicable law, exercise any one or more of the following options:

     (i) The Company may request one or more of the non-Affected Banks to take over all (but not part) of each or any Affected Bank's then outstanding Loan(s) and to assume all (but not part) of each or any Affected Bank's Revolving Credit Commitment and Swing Line Commitment, if any, and obligations hereunder. If one or more Banks shall so agree in writing with respect to an Affected Bank, (x) the Revolving Credit Commitment and Swing Line Commitment, if any, of each Assenting Bank and the obligations of such Assenting Bank under this Agreement shall be increased by its respective Allocable Share of the Revolving Credit Commitment and Swing Line Commitment, if any, and of the obligations of such Affected Bank under this Agreement, and (y) each Assenting Bank shall make Loans to the Company, according to such Assenting Bank's respective Allocable Share, in an aggregate principal amount equal to the outstanding principal amount of the Loan(s) of such Affected Bank, on a date mutually acceptable to the Assenting Banks and the Company. The proceeds of such Loans, together with funds of the Company, shall be used to prepay the Loan(s) of such Affected Bank, together with all interest accrued thereon and all other amounts owing to such Affected Bank hereunder (excluding, in the case of an event referred to in clause (a) of Section 2.14, any amounts payable pursuant to Section 3.04 hereof in connection with such prepayment), and, upon such assumption by the Assenting Bank and prepayment by the Company, such

  Affected Bank shall cease to be a "Bank" for purposes of this Agreement and shall no longer have any obligations hereunder (except as provided in Section 2.13(b), Section 10.02 and Section 10.07 hereof).

     (ii) (A) The Company may designate one or more Replacement Lenders mutually acceptable to the Company and the Administrative Agent (whose consent shall not be unreasonably withheld) to assume the Revolving Credit Commitment and Swing Line Commitment, if any, and the obligations of any such Affected Bank hereunder, and to purchase the outstanding Notes of such Affected Bank and such Affected Bank's rights hereunder and with respect thereto, without recourse upon, or warranty by, or expense to, such Affected Bank, for a purchase price equal to the outstanding principal amount of the Loan(s) of such Affected Bank plus all interest accrued and unpaid thereon and all other amounts owing to such Affected Bank hereunder (including the amount which would be payable to such Affected Bank pursuant to Section 3.04 hereof if the purchase of its Notes constituted a prepayment thereof contemplated by clause
  (ii) of the first sentence of Section 3.04 hereof), and upon such assumption and purchase by the Replacement Lenders, each such Replacement Lender shall be deemed to be a "Bank" for purposes of this Agreement and such Affected Bank shall cease to be a "Bank" for purposes of this Agreement and shall no longer have any obligations hereunder (except as provided in Section 2.13(b), Section
  10.02 and Sec  tion 10.07 hereof).

     (B) As an alternative, the Company may designate one or more Replacement Lenders mutually acceptable to the Company and the Administrative Agent (whose consent shall not be unreasonably withheld) which shall upon a date mutually agreed upon by the Company and such Replacement Lenders assume the Revolving Credit Commitment and Swing Line Commitment, if any, and the obligations of such Affected Bank under this Agreement and shall upon such date make Loans to the Company in an aggregate principal amount equal to the outstanding principal amount of the Loan(s) of such Affected Bank. The proceeds of such Loans, together with funds of the Company, shall be used to prepay the Loan(s) of such Affected Bank, together with all interest accrued thereon and all other amounts owing to such Affected Bank hereunder (including any amounts payable pursuant to Section 3.04 hereof in connection with such prepayment), and, upon such Replacement Lenders making such Loans and such prepayment by the Company, such Replacement Lenders shall be deemed to be "Banks" for purposes of this Agreement and such Affected Bank shall cease to be a "Bank" for purposes of this Agreement and shall no longer have any obligations hereunder (except as provided in Section 2.13(b), Section 10.02 and Section
  10.07 hereof). Each such Replacement Lender shall execute and deliver to the Administrative Agent such documentation to evidence its status as a "Bank" hereunder as shall be mutually acceptable to the Company and the Administrative Agent. The effectiveness of each Replacement Lender's Revolving Credit Commitment and Swing Line Commitment, if any, the making of such Loans by such Replacement Lenders and the prepayment by the Company of the Loan(s) of such Affected Bank shall be deemed to have occurred simultaneously for all purposes hereof.

  The Company shall provide replacement Notes to any Assenting Bank or any Replacement Lender, as the case may be, to reflect the identity of, and/or the outstanding amount of the Loans of, and/or the principal amount of such Notes issued to, such Assenting Bank or such Replacement Lender, and Schedule I and
Schedule II hereto shall be deemed amended to reflect the addition of such Replacement Lender and any increases or decreases in the Revolving Credit Commitments and Swing Line Commitments, if any, of the Affected Banks and the Assenting Banks, as the case may be.


                                  ARTICLE III

                              INTEREST PROVISIONS

  SECTION 3.01.  INTEREST ON LOANS.  (a)  Subject to the provisions of Section
3.02 hereof, each Eurodollar Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the Eurodollar Rate for the Interest Period in effect for such Loan plus (i) in the case of each Competitive Loan, the Margin specified by a Bank with respect to such Loan in its Competitive Bid submitted pursuant to
Section 2.02(c) hereof, and (ii) in the case of each Revolving Credit Loan, the Applicable Margin. Interest on each Eurodollar Loan shall be payable on each Interest Payment Date applicable thereto.

  (b) Subject to the provisions of Section 3.02 hereof, each Certificate of Deposit Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the Certificate of Deposit Rate for the Interest Period in effect for such Loan plus
(i) in the case of each Competitive Loan, the Margin specified by a Bank with respect to such Loan in its Competitive Bid submitted pursuant to Section 2.02(c) hereof, and (ii) in the case of each Revolving Credit Loan, the Applicable Margin. Interest on each Certificate of Deposit Loan shall be payable on each Interest Payment Date applicable thereto.

  (c) Subject to the provisions of Section 3.02 hereof, each Alternate Base Rate Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed (i) over a year of 365 or 366 days, as the case may be, if the Alternate Base Rate is based on the Prime Rate, and (ii) over a year of 360 days if the Alternate Base Rate is based on the Base CD Rate or the Federal Funds Effective Rate) equal to the Alternate Base Rate plus the Applicable Margin. Interest on each Alternate Base Rate Loan shall be payable on each Interest Payment Date applicable thereto.

  (d) Subject to the provisions of Section 3.02 hereof, each Fixed Rate Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the fixed rate of interest offered by the Competitive Bid Bank making such Loan and accepted by the Company pursuant to Section 2.02 hereof. Interest on each Fixed Rate Loan shall be payable on each Interest Payment Date applicable thereto.

  (e) Subject to the provisions of Section 3.02 hereof, each Term Federal Funds Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the Term Federal Funds Rate for the Interest Period in effect for such Loan plus the Applicable Margin. Interest on each Term Federal Funds Loan shall be payable on each Interest Payment Date applicable thereto.

  (f) Interest on each Loan shall accrue from and including the first day of the Interest Period with respect to such Loan to but excluding the last day of such Interest Period.

  SECTION 3.02. INTEREST ON OVERDUE AMOUNTS. If the Company shall default in the payment when due of the principal of any Loan or of any other amount due hereunder (other than any amount not paid as a result of a Bank Funding Default for the period from which such Bank Funding Default commences to the date on which the failure to pay such amount due would become an Event of Default), the Company shall on demand from time to time pay interest, to the extent permitted by law, on such defaulted amount from the date such amount shall have become due up to (but not including) the date of actual payment thereof (x) for other than Eurodollar Loans, accruing on a daily basis, at a rate per annum (computed on the basis of a year of 365 or 366 days, as the case may be, if the Alternate Base Rate is based on the Prime Rate or on the basis of a year of 360 days if the Alternate Base Rate is based on the Base CD Rate or the Federal Funds Effective Rate) which is equal to the sum of (i) the Alternate Base Rate from time to time in effect, plus (ii) the Applicable Margin plus (iii) two percent (2%) per annum, or (y) for Eurodollar Loans, accruing on a daily basis at a rate per annum (computed on the basis of a year of 360 days) which is two and one-half percent (2-1/2%) per annum in excess of the rate determined by the Administrative Agent two (2) Business Days prior to the beginning of periods of one day, one week, one month, two months or three months (as the Administrative Agent shall select in its sole discretion from time to time during the continuation of such default), the first of which periods shall commence on the date such amount shall have become due, as the rate at which the Administrative Agent is offered deposits in Dollars as of 11:00 a.m., London time, by prime banks in the London Interbank Eurodollar market for delivery on the first day of any such period and for the approximate number of days comprised therein, in an amount comparable to the aggregate amount due. If the Company shall default in the payment when due of the principal of any Loan or of any other amount due hereunder as a result of a Bank Funding Default, for the period from which such Bank Funding Default commences to the date on which the failure to pay such amount due would become an Event of Default or, if earlier, to (but not including) the date of actual payment thereof, the Company shall on demand from time to time pay interest, to the extent permitted by law, on such defaulted amount at a rate per annum equal to (x) for other than Eurodollar Loans, the Alternate Base Rate (computed on the basis of a year of 365 or 366 days, as the case may be, if the Alternate Base Rate is based on the Prime Rate or on the basis of a year of 360 days if the Alternate Base Rate is based on the Base CD Rate or the Federal Funds Effective Rate), or (y) for any Eurodollar Loan, until the last day of the Interest Period therefor, at the Interest Rate applicable to such Eurodollar Loan determined in accordance with the provisions of Section 3.01(a) hereof, and thereafter, in accordance with clause (x) above; PROVIDED, HOWEVER, that interest payable by the Company for the period set forth above on defaulted amounts not paid to a Bank as a result of such Bank's Bank Funding Default shall be payable at a rate per annum equal to the lesser of (i) the Interest Rate that would have been applicable to the Loan or Loans that were the subject of such Bank's Bank Funding Default, and (ii) the applicable Interest Rate set forth in clause (x) or (y) above, as the case may be.

  SECTION 3.03. INABILITY TO DETERMINE CERTIFICATE OF DEPOSIT RATE, TERM FEDERAL FUNDS RATE OR EURODOLLAR RATE. (a) In the event, and on each occasion, that the Company has accepted a Competitive Bid with respect to a Certificate of Deposit Loan and, on or before the date on which the Certificate of Deposit Rate for the Interest Period relating to such Loan is to be determined, the Administrative Agent shall have determined (which determination shall be conclusive and binding upon the parties hereto in the absence of manifest error) that such Certificate of Deposit Rate cannot be determined as a result of the inability of the Reference Banks to obtain sufficient bids in accordance with the terms of the definition of Fixed

Certificate of Deposit Rate, the Administrative Agent shall immediately give notice of such determination by telephone (confirmed by telecopier) to the Company and the Competitive Bid Bank which submitted such Competitive Bid. The Administrative Agent shall then give immediate notice to the Swing Line Banks that, in lieu of such Competitive Borrowing, a Swing Line Borrowing in an equal amount will be made on the date on which such Competitive Borrowing was to have been made.

  (b) In the event, and on each occasion, that the Company has submitted a Revolving Credit Borrowing Request for a Certificate of Deposit Loan or a Term Federal Funds Loan and, on or before the date on which the Certificate of Deposit Rate or Term Federal Funds Rate, as the case may be, for such Loan is to be determined, the Administrative Agent shall have determined that such Certificate of Deposit Rate or Term Federal Funds Rate, as the case may be, cannot be determined as a result of the inability of the Reference Banks to obtain sufficient bids or quotations, respectively, in accordance with the terms of the definition of Fixed Certificate of Deposit Rate or Term Federal Funds Rate, as the case may be, or the Required Banks shall determine that the Certificate of Deposit Rate or Term Federal Funds Rate, as the case may be, for such Loan will not adequately and fairly reflect the cost to such Banks of making or maintaining such Loan during such Interest Period, the Administrative Agent, or, as the case may be, the Required Banks, acting through the Administrative Agent, shall forthwith give notice thereof (by telephone (confirmed in writing promptly thereafter) or telecopier) to the Company. In the event of any such determination, (i) any such request by the Company for a Certificate of Deposit Loan or Term Federal Funds Loan, as the case may be, shall be deemed to be a request for an Alternate Base Rate Loan, and (ii) the Company may, not later than 9:00 a.m., New York City time, on the date on which such Loans were to have been made, by giving notice (by telephone (confirmed in writing promptly thereafter) or telecopier) to the Administrative Agent (which notice the Administrative Agent shall transmit to each of the Banks as soon as practicable thereafter) irrevocably withdraw such notice of Borrowing. Each such determination shall be conclusive and binding upon the parties hereto in the absence of manifest error.

  (c) In the event, and on each occasion, that the Company has accepted a Competitive Bid with respect to a Eurodollar Loan and, on or before the date on which the Eurodollar Rate for the Interest Period relating to such Loan is to be determined, the Administrative Agent shall have determined that by reason of circumstances affecting the London Interbank Eurodollar market or affecting the position of any Reference Bank in such market, adequate and fair means do not exist for ascertaining the Interest Rate applicable to such Loan during such Interest Period, then, and in any such event, the Competitive Bid Request submitted by the Company with respect to such Loan and the Competitive Bid submitted by the Competitive Bid Bank and accepted by the Company with respect to such Loan shall both be deemed to be rescinded and of no force and effect whatsoever. The Administrative Agent shall immediately give notice of such determination by telephone (confirmed by telecopier) to the Company and to such Competitive Bid Bank. Each such determination by the Administrative Agent shall be conclusive and binding upon the parties hereto in the absence of manifest error.

  (d) In the event, and on each occasion, that the Company has submitted a Revolving Credit Borrowing Request for a Eurodollar Loan and, on or before the date on which the Eurodollar Rate for the Interest Period relating to such Loan is to be determined, the Administrative Agent shall have determined that by reason of circumstances affecting the London Interbank Eurodollar market or affecting the position of any Reference Bank in such market, adequate and fair means do not exist for ascertaining the Interest Rate applicable to such Loan during such Interest Period, then, and in any such event, such Revolving Credit Borrowing Request shall be deemed to be rescinded and of no force and effect whatsoever. The Administrative Agent shall immediately give notice of such determination by telephone (confirmed by telecopier) to the Company and the Banks. Each such determination by the Administrative Agent shall be conclusive and binding upon the parties hereto in the absence of manifest error.

  SECTION 3.04. INDEMNITY. The Company shall compensate each Bank, upon written request by such Bank (which request shall set forth the basis for requesting such amounts), for all reasonable losses and expenses in respect of any interest paid by such Bank (or its lending branch or affiliate) to lenders of funds borrowed by it or deposited with it to make or maintain its Loans (other than Alternate Base Rate Loans) which such Bank (or its lending branch or affiliate) may sustain, to the extent not otherwise compensated for hereunder and not mitigated by the reemployment of such funds: (i) if for any reason (other than a default by such Bank) a Borrowing of any Loan does not occur on a date specified therefor in a notice of Borrowing given pursuant to Article II hereof, (ii) if any prepayment (other than a prepayment under Section 2.14(i) resulting from an event referred to in clause (a) of Section 2.14 hereof) or repayment of its Loans (other than Alternate Base Rate Loans) occurs on a date which is not the expiration date of the relevant Interest Period, (iii) if any prepayment of its Loans (other than Alternate Base Rate Loans) is not made on any date specified in a notice of prepayment given by the Company, or (iv) as a consequence of any default by the Company under this Agreement. Without prejudice to the foregoing, the Company shall indemnify each Bank against any loss or expense which such Bank (or its lending branch or affiliate) may sustain or incur as a consequence of the default by the Company in payment of principal of or interest on any Loan (other than any Alternate Base Rate Loan), or any part thereof, or of any amount due under this Agreement, including, but not limited to, any premium or penalty incurred by such Bank (or its lending branch or affiliate), in respect of funds borrowed by it or deposited with it for the purpose of making or maintaining such Loan (other than any Alternate Base Rate
Loan), as determined by such Bank in the exercise of its sole discretion. A certificate as to any such loss or expense (including calculations, in reasonable detail, showing how such Bank computed such loss or expense) shall be promptly submitted by such Bank to the Company (with a copy to the Administrative Agent) and shall, in the absence of manifest error, be conclusive and binding as to the amount thereof.

  SECTION 3.05. RATE DETERMINATION CONCLUSIVE. The applicable Interest Rate for each Interest Period with respect to each Loan (other than any Fixed Rate
Loan) shall be determined by the Administrative Agent and shall be conclusive and, subject to Section 3.03 and Section 4.03 hereof, binding upon the parties hereto, in the absence of manifest error. The Administrative Agent shall, at the request in writing of the Company or any Bank, deliver to the Company or such Bank a statement showing the computations used by the Administrative Agent in determining any Interest Rate in respect of the Loans payable by the Company.

                                  ARTICLE IV

                        REDUCTION OR TERMINATION OF THE
                  REVOLVING CREDIT COMMITMENTS AND PREPAYMENTS

  SECTION 4.01. REDUCTION OR TERMINATION OF THE TOTAL COMMITMENT. The Company may, from time to time on at least five (5) Business Days' prior notice (by telephone (confirmed in writing promptly thereafter) or telecopier) received by the Administrative Agent (which shall advise each Bank thereof as soon as practicable thereafter), permanently reduce the Total Commitment (such reduction shall (i) reduce each Bank's Revolving Credit Commitment ratably according to its respective Proportional Share of the amount of such reduction, and (ii) result in an automatic reduction of each Swing Line Bank's Swing Line Commitment by the same percentage as such reduction of the Total Commitment and, in each case, Schedule I hereto shall be deemed amended to reflect the reduction in such Revolving Credit Commitments and Swing Line Commitments) but only upon (a) repayment of that portion of the aggregate unpaid principal amount of all Revolving Credit Loans and Swing Line Loans which exceeds the amount of the Total Commitment as so reduced (such repayment to be applied to each Bank's Revolving Credit Loans and Swing Line Loans in the same proportion as its Revolving Credit Commitment and Swing Line Commitment are reduced), and (b) payment to the Administrative Agent, for the ratable account of the Banks, of the Facility Fees on the portion of the Total Commitment so reduced which have accrued through the date of such reduction; PROVIDED, HOWEVER, the Company may not so reduce the Total Commitment at any time to an amount less than the aggregate principal amount of all Competitive Loans then outstanding. Any such reduction shall be in an aggregate amount of $50,000,000 or an integral multiple of $10,000,000 in excess of $50,000,000. The Company may at any time, on like notice, terminate the Total Commitment (and each Bank's Revolving Credit Commitment and Swing Line Commitment) upon payment in full of all Loans and the accrued interest thereon and the Facility Fees accrued through the date of such termination; PROVIDED, HOWEVER, that the Company may not terminate the Total Commitment at any time that Competitive Loans are then outstanding.

  SECTION 4.02. PREPAYMENTS. (a) The Company may from time to time, upon at least (i) two (2) Business Days' prior notice (in the event such notice pertains to Domestic Loans) or (ii) three (3) Business Days' prior notice (in the event such notice pertains to Eurodollar Loans) (by telephone (confirmed in writing promptly thereafter) or telecopier) received by the Administrative Agent (prior to 12:00 noon, New York City time, in the event such notice pertains to Domestic Loans) (which shall advise each Bank thereof as soon as practicable thereafter), prepay any Revolving Credit Borrowing or Swing Line Borrowing in whole or in part, without, except as provided in Section 3.04 hereof, premium or penalty (such prepayment to be PRO RATA to the Banks (or Swing Line Banks) according to the respective unpaid principal amounts of the Revolving Credit Notes (or Swing Line Notes) held by them); PROVIDED, HOWEVER, that each such prepayment shall be in an aggregate amount of $50,000,000 or an integral multiple of $10,000,000 in excess of $50,000,000. Except as provided in Section 2.09(e)(ii), Section 2.09(e)(iii), Section 2.13(c)(i), Section 2.14(i), Section 4.03(a), Section 4.03(b)(ii) or Section 4.03(b)(iii) hereof, the Company shall not have the right to prepay any Competitive Borrowing.

  (b) Each notice of prepayment shall specify the Borrowing to be prepaid, the prepayment date and the aggregate principal to be prepaid, and shall be irrevocable. All prepayments under this Section 4.02 shall be accompanied by accrued interest on the principal amount being prepaid to the date of prepayment.

  SECTION 4.03. REQUIRED TERMINATION OF THE REVOLVING CREDIT COMMITMENTS AND PREPAYMENT. (a) In the event that at any time any Affected Bank shall have reasonably determined in good faith (which determination shall be conclusive and binding upon the parties hereto, in the absence of manifest error) that the making or continuation of its Revolving Credit Commitment to make Eurodollar Loans or its Eurodollar Loans have become unlawful under any applicable law, governmental rule, requirement, regulation, guideline or order, then, and in any such event, such Affected Bank shall as soon as practicable give notice (by telephone (confirmed in writing promptly thereafter) or telecopier) to the Company and to the Administrative Agent (which shall transmit such notice to each of the Banks as soon as practicable thereafter), of such determination. Thereupon, the Revolving Credit Commitment and the Swing Line Commitment, if any, of such Affected Bank and the obligation of such Affected Bank to make or maintain its Loan(s) shall be terminated and the Company shall forthwith, and in any event no later than the earlier of (x) the next succeeding Interest Payment Date with respect to such Loan(s) or (y) ten (10) days after receipt of notice from such Affected Bank under this Section 4.03(a), prepay the outstanding Loan(s) of such Affected Bank without premium or penalty, together with all interest accrued thereon and all other amounts owing to such Affected Bank hereunder (including any amounts payable pursuant to Section 3.04 hereof in connection with such prepayment).

  (b) In lieu of prepaying the Loan(s) of the Affected Bank as required by
Section 4.03(a) hereof, the Company may exercise any one or more of the following options:

     (i) If such determination by an Affected Bank relates to Eurodollar Loans then being requested by the Company pursuant to a notice of Borrowing as provided in Sections 2.01, 2.02 or 2.07 hereof, the Company may, not later than 9:00 a.m., New York City time, on the day which is three (3) Business Days prior to the date on which such Loans were to have been made by giving notice (by telephone (confirmed in writing promptly thereafter) or telecopier) to the Administrative Agent (which shall transmit such notice to each of the Banks otherwise required to participate in such Loans as soon as practicable thereafter) irrevocably withdraw such notice of Borrowing.

     (ii) The Company may request one or more of the non-Affected Banks to take over all (but not part) of each Affected Bank's then outstanding Loan(s) and to assume all (but not part) of each Affected Bank's Revolving Credit Commitment and Swing Line Commitment, if any, and obligations hereunder. If one or more Banks shall so agree in writing with respect to an Affected Bank,
  (x) the Revolving Credit Commitment and Swing Line Commitment, if any, of each Assenting Bank and the obligations of such Assenting Bank under this Agreement shall be increased by its respective Allocable Share of the Revolving Credit Commitment and Swing Line Commitment, if any, and of the obligations of such Affected Bank under this Agreement, and (y) each Assenting Bank shall make Loans to the Company, according to such Assenting Bank's respective Allocable Share, in an aggregate principal amount equal to the outstanding principal amount of the Loan(s) of such Affected Bank, on a date mutually acceptable to the Assenting Banks, such Affected Bank and the Company. The proceeds of such Loans, together with funds of the Company, shall be used to prepay the Loan(s) of such Affected Bank, together with all interest accrued thereon, and all other amounts owing to such Affected Bank hereunder (including any amounts payable pursuant to Section 3.04 hereof in connection with such prepayment), and, upon such assumption by the Assenting Banks and prepayment by the Company, such Affected Bank shall cease to be a "Bank" for purposes of this Agreement and shall no longer have any obligations hereunder (except as provided in Section 2.13(b), Section 10.02 and Section 10.07 hereof). Any such prepayment shall occur prior to the time any prepayment pursuant to
  Section 4.03(a) hereof is required to be made.

     (iii) Upon notice (by telephone (confirmed in writing promptly thereafter) or telecopier) to the Administrative Agent (which shall advise each Bank thereof as soon as practicable thereafter), the Company may terminate the obligations of the Banks to make or maintain Loans as Eurodollar Loans and, in such event, the Company shall, prior to the time any prepayment pursuant to
  Section 4.03(a) hereof is required to be made, refinance all of the Eurodollar Loans with Domestic Loans, or prepay such Eurodollar Loans, in the manner contemplated by and pursuant to Section 2.07 or Section 4.02 hereof, respectively.

     (iv) (A) The Company may designate one or more Replacement Lenders mutually acceptable to the Company and the Administrative Agent (whose consent shall not be unreasonably withheld) to assume the Revolving Credit Commitment and Swing Line Commitment, if any, and the obligations of each such Affected Bank hereunder, and to purchase, prior to the time any prepayment pursuant to
  Section 4.03(a) hereof is required to be made, the outstanding Notes of such Affected Bank and such Affected Bank's rights hereunder and with respect thereto, without recourse upon, or warranty by, or expense to, such Affected Bank, for a purchase price equal to the outstanding principal amount of the Loan(s) of such Affected Bank plus all interest accrued thereon and all other amounts owing to such Affected Bank hereunder (including the amount which would be payable to such Affected Bank pursuant to Section 3.04 hereof if the purchase of its Notes constituted a prepayment thereof contemplated by clause
  (ii) of the first sentence of Section 3.04 hereof), and upon such assumption and purchase by the Replacement Lenders, each such Replacement Lender shall be deemed to be a "Bank" for purposes of this Agreement and such Affected Bank shall cease to be a "Bank" for purposes of this Agreement and shall no longer have any obligations hereunder (except as provided in Section 2.13(b), Section
  10.02 and Section 10.07 hereof).

     (B) As an alternative, the Company may designate one or more Replacement Lenders mutually acceptable to the Company and the Administrative Agent (whose consent shall not be unreasonably withheld) which shall upon a date mutually agreed upon by the Company and such Replacement Lenders assume the Revolving Credit Commitment and Swing Line Commitment, if any, and the obligations of such Affected Bank under this Agreement and shall upon such date make Loans to the Company in an aggregate principal amount equal to the outstanding principal amount of the Loan(s) of such Affected Bank. The proceeds of such Loans, together with funds of the Company, shall be used to prepay the Loan(s) of such Affected Bank, together with all interest accrued thereon and all other amounts owing to such Affected Bank hereunder (including any amounts payable pursuant to Section 3.04 hereof in connection with such prepayment), and, upon such Replacement Lenders making such Loans and such prepayment by the Company, such Replacement Lenders shall be deemed to be "Banks" for purposes of this Agreement and such Affected Bank shall cease to be a "Bank" for purposes of this Agreement and shall no longer have any obligations hereunder (except as provided in Section 2.13(b), Section 10.02 and Section
  10.07 hereof). Each such Replacement Lender shall execute and deliver to the Administrative Agent such documentation to evidence its status as a "Bank" hereunder as shall be mutually acceptable to the Company and the Administrative Agent. The effectiveness of each Replacement Lender's Revolving Credit Commitment and Swing Line Commitment, if any, the making of such Loans by such Replacement Lenders and the prepayment by the Company of the Loan(s) of such Affected Bank shall be deemed to have occurred simultaneously for all purposes hereof.

  The Company shall provide replacement Notes to any Assenting Bank or any Replacement Lender, as the case may be, to reflect the identity of, and/or the outstanding amount of the Loans of, and/or the principal amount of such Notes issued to, such Assenting Bank or such Replacement Lender, and Schedule I and
Schedule II hereto shall be deemed amended to reflect the addition of such Replacement Lender and any increases or decreases in the Revolving Credit Commitments and Swing Line Commitments, if any, of the Affected Banks and the Assenting Banks, as the case may be.


                                   ARTICLE V

                         REPRESENTATIONS AND WARRANTIES

  SECTION 5.01. REPRESENTATIONS AND WARRANTIES OF THE COMPANY. The Company represents and warrants to the Banks, the Agents and the Co-Agents as follows:

     (a) COMPANY'S ORGANIZATION; CORPORATE POWER. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware; the Company is duly qualified or licensed and in good standing as a foreign corporation authorized to do business in each other jurisdiction where, because of the nature of its activities or properties, such qualification or licensing is required, except for such jurisdictions where the failure to be so qualified or licensed will not materially adversely affect the financial condition, business or operations of the Company and its Consolidated Subsidiaries, taken as a whole, or prevent the enforcement of contracts to which the Company is a party; and the Company has all requisite corporate power and authority (i) to own its assets and to carry on the business in which it is engaged, (ii) to execute, deliver and perform its obligations under this Agreement and the Notes, (iii) to borrow in the manner and for the purpose contemplated by this Agreement, (iv) to issue the Notes in the manner and for the purpose contemplated by this Agreement, and (v) to execute, deliver and perform its obligations under all other agreements and instruments executed and delivered by the Company pursuant to or in connection with this Agreement.

     (b) DOMESTIC SPECIFIED SUBSIDIARIES; ORGANIZATION; CORPORATE POWER. As of the Effective Date, each domestic Specified Subsidiary is a corporation or other entity (as the case may be) duly incorporated or formed, validly existing and in good standing under the laws of the state or jurisdiction of its incorporation or formation; and, as of the Effective Date, each domestic Specified Subsidiary has all requisite corporate power and authority to own its assets and to carry on the business in which it is engaged.

     (c) COMPANY'S CORPORATE AUTHORITY; NO CONFLICT. The execution and delivery by the Company of this Agreement and the Notes, the performance by the Company of its obligations under this Agreement and the Notes, the Borrowings by the Company in the manner and for the purpose contemplated by this Agreement, the issuance by the Company of the Notes in the manner and for the purpose contemplated by this Agreement, the execution and delivery by the Company of all other agreements and instruments which shall have been executed and delivered by the Company pursuant hereto or in connection herewith, and the performance by the Company of its obligations under all other agreements and instruments which shall have been executed and delivered by the Company pursuant hereto or in connection herewith, have been duly authorized by all necessary corporate action (including any necessary stockholder action) on the part of the Company, and do not and will not (i) violate any provision of any law, rule or regulation (including, without limitation, Regulation U and Regulation X) presently in effect having applicability to the Company (or any Specified Subsidiary), or of any order, writ, judgment, decree, determination or award (which is, individually or in the aggregate, material to the consolidated financial condition, business or operations of the Company and its Consolidated Subsidiaries) presently in effect having applicability to the Company (or any Specified Subsidiary) or of the charter or by-laws of the Company (or any Specified Subsidiary), or (ii) subject to the Company's compliance with any applicable covenants pertaining to its incurrence of unsecured indebtedness, result in a breach of or constitute a default under any indenture or loan or credit agreement, or result in a breach of or constitute a default under any other agreement or instrument (which is, individually or in the aggregate, material to the consolidated financial condition, business or operations of the Company and its Consolidated Subsidiaries), to which the Company or any Specified Subsidiary is a party or by which the Company or any Specified Subsidiary or its respective properties may be bound or affected, or (iii) result in, or require, the creation or imposition of any Lien of any nature upon or with respect to any of the properties now owned or hereafter acquired by the Company (other than any right of setoff or banker's lien or attachment that any Bank or other holder of a Note may have under applicable law), and the Company is not in default under or in violation of its charter or by-laws.

     (d) VALID AND BINDING OBLIGATIONS OF THE COMPANY. This Agreement constitutes, and (when executed and delivered by the Company) the Notes and each other agreement or instrument executed and delivered by the Company pursuant hereto or in connection herewith will each constitute, the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its respective terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and by general principles of equity, including, without limitation, concepts of materiality, reasonableness, good faith and fair dealing and the possible unavailability of specific performance or injunctive relief (regardless of whether such enforceability is considered in a proceeding in equity or at law).

     (e) COMPANY'S FINANCIAL CONDITION. The Company's audited consolidated financial statements as at December 31, 1995, copies of which have been furnished to each Bank, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with that of the preceding fiscal year and fairly present the consolidated financial condition of the Company and its Consolidated Subsidiaries as at such date and the results of their operations for the period then ended; since December 31, 1995 to and including the Effective Date, there has been no material adverse change in their consolidated financial condition, business or operations, except as set forth in the Company's annual report on Form 10-K for the year ended December 31, 1995, and its quarterly reports on Form 10-Q for the quarters ended March 31, 1996, June 30, 1996, and September 30, 1996, in each case to the Securities and Exchange Commission, (copies of each of which have been furnished to each Bank) or as disclosed in writing to the Banks prior to the Effective Date; and, since the Effective Date, there has been no material adverse change in their consolidated financial condition from the most recent consolidated financial statements of the Company and its Consolidated Subsidiaries which have been furnished to the Banks pursuant to this Agreement, except as disclosed in writing to the Banks.

     (f) LITIGATION WITH RESPECT TO THE COMPANY OR ITS SUBSIDIARIES. As of the Effective Date, no litigation (including, without limitation, derivative actions), arbitration proceedings or governmental proceedings are pending or, to the knowledge of the Company, threatened against the Company or any Subsidiary of the Company which are likely (to the extent not covered by insurance) materially and adversely to affect the consolidated financial condition of the Company and its Consolidated Subsidiaries or materially to impair the Company's ability to perform its obligations under this Agreement and the Notes, except as set forth in the Company's annual report on Form 10-K for the year ended December 31, 1995, or its quarterly reports on Form 10-Q for the quarters ended March 31, 1996, June 30, 1996, and September 30, 1996, to the Securities and Exchange Commission, or as disclosed in writing to the Banks prior to the Effective Date.

     (g) REGULATORY APPROVALS WITH RESPECT TO THIS AGREEMENT. No authorization, consent, approval, license or formal exemption from, nor any filing, declaration or registration with, any court, governmental agency or regulatory authority (Federal, state, local or foreign), including, without limitation, the Securities and Exchange Commission, or with any securities exchange, is or will be required in connection with the execution and delivery by the Company of this Agreement or the Notes, the performance by the Company of its obligations under this Agreement and the Notes, the Borrowings by the Company in the manner and for the purpose contemplated by this Agreement, or the issuance by the Company of the Notes in the manner and for the purpose contemplated by this Agreement (except for such authorizations, consents, approvals, licenses, exemptions, filings, declarations or registrations, if any, which may be required to be obtained or made subsequent to the Effective Date, all of which, if then required, will have been duly obtained or made on or before each date on which the foregoing representation and warranty shall be made, deemed made or reaffirmed, as the case may be, will be sufficient for all purposes thereof and will be in full force and effect on each such date).

     (h) ERISA. As of the Effective Date, no material liability to the PBGC has been, or is expected by the Company or any Related Person to the Company to be, incurred by the Company or any Related Person to the Company. No Reportable Event which presents a material risk of termination of any Plan maintained by the Company or a Related Person to the Company has occurred and is continuing at the Effective Date. No Plan maintained by the Company or a Related Person to the Company had an Accumulated Funding Deficiency, whether or not waived, as of the last day of the most recent fiscal year of such Plan ending prior to the Effective Date. Neither the Company nor any Related Person to the Company has engaged in a Prohibited Transaction prior to the Effective Date.

     (i) INVESTMENT COMPANY ACT. The Company is not an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     (j) PUBLIC UTILITY HOLDING COMPANY ACT. The Company is not a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     (k) REGULATION U; REGULATION G; REGULATION X. The Company is not engaged principally, or as one of its important activities, in the business of extending, or arranging for the extension of, credit for the purpose of purchasing or carrying any margin stock within the meaning of Regulation U or Regulation G, and no part of the proceeds of any Loan will be used for any purpose which would be in violation of such regulations or in violation of Regulation X.

     (l) COMPANY'S TAX RETURNS AND TAX LIABILITY. The Company and its Subsidiaries, except for any Subsidiary (x) incorporated under the laws of any jurisdiction other than the United States of America or any State thereof or the District of Columbia or (y) having substantially all of its properties and assets or conducting substantially all of its business outside the United States of America and having assets immaterial in comparison to the assets of the Company and its Consolidated Subsidiaries, have filed all tax returns required to be filed by them and have paid or provided adequate reserves or obtained adequate indemnity for the payment of all taxes and assessments payable by them which have become due, other than (i) those not yet delinquent, (ii) those the nonpayment of which would not be reasonably likely to result in a material adverse effect on the consolidated financial condition of the Company and its Consolidated Subsidiaries, (iii) those being contested in good faith and (iv) those involving foreign taxes and assessments which are involved in a good faith dispute.

  (m) ENVIRONMENTAL AND PUBLIC AND EMPLOYEE HEALTH AND SAFETY MATTERS. As of the Effective Date, the Company and each Subsidiary has complied with all applicable Federal, state, and other laws, rules and regulations relating to environmental pollution or to environmental regulation or control or to public or employee health or safety, except (i) to the extent that the failure to so comply would not be reasonably likely to result in a material and adverse effect on the consolidated financial condition of the Company and its Consolidated Subsidiaries or (ii) as set forth in the Company's annual report on Form 10-K for the year ended December 31, 1995, or its quarterly reports on Form 10-Q for the quarters ended March 31, 1996, June 30, 1996, and September 30, 1996, to the Securities and Exchange Commission, or as disclosed in writing to the Banks prior to the Effective Date. As of the Effective Date, the Company's and the Subsidiaries' facilities do not manage any hazardous wastes, hazardous substances, hazardous materials, toxic substances or toxic pollutants regulated under the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act, the Hazardous Materials Transportation Act, the Toxic Substance Control Act, the Clean Air Act, the Clean Water Act or any other applicable law relating to environmental pollution or public or employee health and safety, in violation of any such law, or any rules or regulations promulgated pursuant thereto, except (A) for violations that would not be reasonably likely to result in a material and adverse effect on the consolidated financial condition of the Company and its Consolidated Subsidiaries or

(B) as set forth in the Company's annual report on Form 10-K for the year ended December 31, 1995, or its quarterly reports on Form 10-Q for the quarters ended March 31, 1996, June 30, 1996, and September 30, 1996, to the Securities and Exchange Commission, or as disclosed in writing to the Banks prior to the Effective Date. As of the Effective Date, the Company is aware of no events, conditions or circumstances involving environmental pollution or contamination or public or employee health or safety, in each case applicable to it or its Subsidiaries, that would be reasonably likely to result in a material and adverse effect on the consolidated financial condition of the Company and its Consolidated Subsidiaries except as set forth in the Company's annual report on Form 10-K for the year ended December 31, 1995, or its quarterly reports on Form 10-Q for the quarters ended March 31, 1996, June 30, 1996, and September 30, 1996, to the Securities and Exchange Commission, or as disclosed in writing to the Banks prior to the Effective Date.

  (n) TRUE AND COMPLETE DISCLOSURE. To the best of the Company's knowledge and belief, all factual information heretofore or contemporaneously furnished by or on behalf of the Company or any Subsidiary of the Company to any Bank, any Agent or any Co-Agent for purposes of or in connection with this Agreement or any transaction contemplated hereby is, and all other such factual information hereafter furnished by or on behalf of the Company or any Subsidiary of the Company to any Bank, any Agent or any Co-Agent will be, true and accurate (taken as a whole) on the date as of which such information is dated or certified and not incomplete by omitting to state any material fact necessary to make such information (taken as a whole) not misleading at such time.


                                   ARTICLE VI

                                   COVENANTS

  SECTION 6.01. AFFIRMATIVE COVENANTS OF THE COMPANY. So long as any Loan shall remain unpaid or any Bank shall have any Revolving Credit Commitment hereunder, the Company will, unless the Required Banks shall have otherwise consented in writing:

     (a)  REPORTS, CERTIFICATES AND OTHER INFORMATION. Furnish to each Bank:

          (i) INTERIM REPORTS. Within 60 days after the end of each of the first three quarterly fiscal periods in each fiscal year of the Company, a consolidated balance sheet of the Company as at the end of such period (setting forth in comparative form the consolidated figures as of the end of the previous fiscal year), the related consolidated statement of operations for such period and (in the case of the second and third quarterly periods) for the period from the beginning of the current fiscal year to the end of such quarterly period (setting forth in each case in comparative form the consolidated figures for the corresponding periods of the previous fiscal year) and the related consolidated statement of cash flows for the period from the beginning of the current fiscal year to the end of such quarterly period (setting forth in comparative form the consolidated figures from the corresponding period of the previous fiscal year), all in reasonable detail and certified, subject to changes resulting from year-end audit adjustments, by a financial officer of the Company (it being understood that the delivery of (A) the Company's Form 10-Q setting forth such statements for each such period and (B) a certification by a financial officer of the Company to the effect that such statements fairly present in all material respects the financial condition and results of operations of the Company on a consolidated basis (subject to changes resulting from year-end audit adjustments) shall satisfy the requirements of this Section 6.01(a)(i)).

       (ii) ANNUAL REPORTS. Within 120 days after the end of each fiscal year of the Company, a consolidated balance sheet of the Company as at the end of such year, and the related consolidated statements of operations and cash flows for such year, setting forth in each case in comparative form the consolidated figures for the previous fiscal year, accompanied by the opinion thereon of independent public accountants of recognized national standing selected by the Company, which opinion shall be prepared in accordance with generally accepted auditing standards relating to reporting and shall be based upon an audit by such accountants of the relevant accounts (it being understood that the delivery of the Company's Form 10-K setting forth such statements for such year shall satisfy the requirements of this Section 6.01(a)(ii)).

       (iii) OFFICERS' CERTIFICATES. Together with each delivery of financial statements pursuant to Sections 6.01(a)(i) and 6.01(a)(ii) hereof, an Officers' Certificate (A) stating that the signers have reviewed the relevant terms of this Agreement and of the Notes and have made, or caused to be made under their supervision, a review of the transactions and condition of the corporation or corporations covered by such financial statements during the accounting period in question, and that such review has not disclosed the existence during such accounting period, and that the signers do not otherwise have knowledge of the existence as at the date of such Officers' Certificate, of any Event of Default or Unmatured Event of Default, or, if any such Event of Default or Unmatured Event of Default existed or exists, specifying the nature and period of existence thereof and what action the Company has taken or is taking or proposes to take with respect thereto and (B) demonstrating in reasonable detail compliance during such accounting period with Sections 6.01(h), 6.02(b) and 6.02(c) hereof.

       (iv) ACCOUNTANTS' CERTIFICATES. Together with each delivery of financial statements pursuant to Section 6.01(a)(ii) hereof, a certificate signed by the independent public accountants reporting thereon (A) briefly setting forth the scope of their examination (which shall include a review of the Notes, of this Section 6.01(a) and of Sections 6.01(b), 6.01(e), 6.01(h) and 6.02 (other than Section 6.02(e)) hereof), (B) stating whether or not their examination has disclosed the existence, during the fiscal year covered by such financial statements, of any Event of Default or Unmatured Event of Default and, if their examination has disclosed such an Event of Default or Unmatured Event of Default, specifying the nature and period of existence thereof, and (C) stating that they have examined the Officers' Certificate delivered therewith pursuant to Section 6.01(a)(iii) hereof.

       (v) REPORTS TO SEC AND TO STOCKHOLDERS. Promptly upon their becoming publicly available, copies of all financial statements, reports, notices and proxy statements sent by the Company to its stockholders, and of all regular and periodic reports filed by the Company or any of its Specified Subsidiaries with the Securities and Exchange Commission or any governmental authority succeeding to any of its functions, which in each case have not been delivered under paragraph (a)(i) or (a)(ii) of this
     Section 6.01.

          (vi) OFFICERS' CERTIFICATES AS TO STATUS OF EXCEPTED SUBSIDIARIES.
     (A) Promptly after the designation of a Subsidiary of the Company as an Excepted Subsidiary or the withdrawal of such designation, an Officers' Certificate setting forth the name of the Subsidiary and whether it is being designated as, or withdrawn from designation as, an Excepted Subsidiary, and (B) as soon as practicable after the designation of a Subsidiary of the Company as an Excepted Subsidiary or the withdrawal of such designation, or, at the option of the Company, together with the next delivery of any financial statements to the Banks pursuant to Section 6.01(a)(i) or Section 6.01(a)(ii) hereof, an Officers' Certificate setting forth in reasonable detail, and certifying the correctness of, all facts and computations required in order to establish that such designation or withdrawal of designation is permitted in accordance with this Agreement, and listing all Subsidiaries of the Company that are designated as Excepted Subsidiaries at such time.


          (vii) OFFICERS' CERTIFICATES AS TO STATUS OF PRINCIPAL SUBSIDIARIES. As soon as practicable after the determination that a Person which shall have become a Subsidiary of the Company after December 31, 1996, is a Principal Subsidiary or, at the option of the Company, together with the next delivery of any financial statements to the Banks pursuant to Section 6.01(a)(i) or Section 6.01(a)(ii) hereof, an Officers' Certificate confirming the same.

          (viii) NOTICE OF DEFAULT. Forthwith upon any principal officer of the Company obtaining knowledge of the occurrence of an Event of Default or an Unmatured Event of Default, an Officers' Certificate specifying the nature and period of existence thereof and what action the Company has taken or is taking or proposes to take with respect thereto.

          (ix) OTHER INFORMATION. With reasonable promptness, such other information and data with respect to the Company or any of its Specified Subsidiaries as from time to time may be reasonably requested by any Bank.

     (b) TAXES. Pay or provide adequate reserves or obtain adequate indemnity for the payment of, and cause each Subsidiary to pay or provide adequate reserves or obtain adequate indemnity for the payment of, all taxes and assessments payable by it which become due, other than (i) those not yet delinquent, (ii) those the nonpayment of which would not be reasonably likely to result in a material adverse effect on the consolidated financial condition of the Company and its Consolidated Subsidiaries, (iii) those being contested in good faith and (iv) those involving foreign taxes and assessments which are involved in a good faith dispute with respect to tax or other matters.

     (c) PRESERVATION OF CORPORATE EXISTENCE, ETC. Subject to Section 6.02(a) hereof, do or cause to be done all things necessary to preserve and keep in full force and effect the corporate existence and the rights (charter and statutory) of the Company and each Specified Subsidiary; PROVIDED, HOWEVER, that the Company shall not be required to preserve any such right or franchise if the Company shall determine that the preservation thereof is no longer desirable in the conduct of the business of the Company or any Specified Subsidiary and that the loss thereof is not disadvantageous in any material respect to the Banks under this Agreement.

     (d) INSPECTIONS; DISCUSSIONS. Permit any authorized representatives designated by a Bank, at such Bank's expense, to make reasonable inspections of any of the properties of the Company or any of its Specified Subsidiaries, including its and their books of account, and to discuss its and their affairs, finances and accounts with its and their officers, all at such reasonable times and as often as may be reasonably requested by such Bank; PROVIDED that if required by the Company, any such Bank shall, as a condition to being permitted to make any such inspection, certify to the Company that the same is being made solely in order to assist such Bank in evaluating its extension of credit to the Company evidenced by the Notes.

     (e) BOOKS AND RECORDS. Maintain, and cause each of its Consolidated Subsidiaries to maintain, a system of accounting established and administered in accordance with generally accepted accounting principles applied on a consistent basis, and set aside, and cause each of its Consolidated Subsidiaries to set aside, on its books all such proper reserves as shall be required by generally accepted accounting principles.

     (f) MAINTENANCE OF PROPERTIES. Cause all properties used or useful in the conduct of its business or the business of a Specified Subsidiary to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment, and cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of the Company may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times; PROVIDED, HOWEVER, that nothing in this Section 6.01(f) shall prevent the Company from discontinuing the operation or maintenance, or both the operation and maintenance, of any of such properties if such discontinuance is, in the judgment of the Company, desirable in the conduct of its business or the business of any Specified Subsidiary and not disadvantageous in any material respect to the Banks under this Agreement.

     (g) MAINTENANCE OF INSURANCE. Insure and keep insured, and cause each Specified Subsidiary to insure and keep insured, with reputable insurance companies, so much of its respective properties, to such an extent and against such risk (including fire), as companies engaged in similar businesses and of similar size customarily insure properties of a similar character; or, in lieu thereof, in the case of itself or of any one or more of its Specified Subsidiaries, maintain or cause to be maintained a system or systems of self-insurance which will accord with the approved practices of companies owning or operating properties of a similar character in maintaining such systems.

     (h) CONSOLIDATED ADJUSTED TANGIBLE NET WORTH. Maintain Consolidated Adjusted Tangible Net Worth at least equal to $2,600,000,000 at all times.

     (i) COMPLIANCE WITH LAWS, ETC. Not violate any laws, rules, regulations, or governmental orders to which it is subject (including any such laws, rules, regulations or governmental orders relating to the protection of the environment or to public or employee health or safety), which violation would be reasonably likely to result in a material adverse effect on the consolidated financial condition of the Company and its Consolidated Subsidiaries; and not permit any Subsidiary of the Company to violate any laws, rules, regulations, or governmental orders of Federal, state or local governmental entities within the United States to which it is subject (including any such laws, rules, regulations or governmental orders relating to the protection of the environment or to public or employee health or safety), which violation would be reasonably likely to result in a material adverse effect on the consolidated financial condition of the Company and its Consolidated Subsidiaries.

     (j) DELIVERY OF CERTAIN DOCUMENTATION WITH RESPECT TO PLANS. (i) As soon as possible and in any event within 30 days after it knows or has reason to know that, regarding any Plan with respect to the Company or a Related Person to the Company, a Prohibited Transaction or a Reportable Event which presents a material risk of termination of any Plan maintained by the Company or a Related Person to the Company has occurred (whether or not the requirement for notice of such Reportable Event has been waived by the PBGC), deliver to the Syndication Agent and each Bank a certificate of a responsible officer of the Company setting forth the details of such Prohibited Transaction or Reportable Event, (ii) upon request of the Syndication Agent or any Bank made from time to time after the occurrence of any such Prohibited Transaction or Reportable Event, deliver to the Syndication Agent and each Bank a copy of the most recent actuarial report and annual report completed with respect to any Plan maintained by the Company or a Related Person to the Company, and (iii) as soon as possible, and in any event within 10 days, after it knows or has reason to know that any of the following have occurred with respect to any Plan maintained by the Company or a Related Person to the Company: (A) any such Plan has been terminated, (B) the Plan Sponsor intends to terminate any such Plan, (C) the PBGC has instituted or will institute proceedings under
  Section 4042 of ERISA to terminate any such Plan, or (D) the Company or any Related Person to the Company withdraws from any such Plan, deliver to the Syndication Agent and each Bank a written notice thereof. For purposes of this Section 6.01(j), the Company shall be deemed to have knowledge of all facts known by the Plan Administrator of any Plan or Employee Benefit Plan of which the Company or any Related Person to the Company is the Plan Sponsor.

     (k) CONTRIBUTIONS TO PLANS. Pay, and use its best efforts to cause each Related Person with respect to the Company to pay, when due, all contributions required to meet the minimum funding standards set forth in Sections 302 through 308 of ERISA with respect to each Plan maintained by the Company or a Related Person to the Company.

     (l) USE OF PROCEEDS. Use the proceeds of the Loans for general corporate purposes and not for any purpose which is in violation of Regulation G, Regulation U, or Regulation X.

  SECTION 6.02. NEGATIVE COVENANTS OF THE COMPANY. So long as any Loan shall remain unpaid or any Bank shall have any Revolving Credit Commitment hereunder, the Company will not, without the prior written consent of the Required Banks:

     (a) MERGERS, CONSOLIDATIONS, SALES. Consolidate with or merge into any other corporation or convey or transfer its properties substantially as an entirety to any Person, unless:

          (i) the corporation formed by such consolidation or into which the Company is merged or the Person which acquires by conveyance or transfer the properties and assets of the Company substantially as an entirety, shall be a corporation organized and existing under the laws of the United States or any state or the District of Columbia, and shall expressly assume the due and punctual payment of the principal of and interest on all the Notes and the performance of every covenant of this Agreement on the part of the Company to be performed or observed; and

          (ii) immediately after giving effect to such transaction, no Event of Default or Unmatured Event of Default shall have occurred and be continuing.

  Upon any consolidation or merger by the Company with or into any other corporation, or any conveyance or transfer by the Company of its properties and assets substantially as an entirety to any Person which is permitted by this Section 6.02(a), the successor corporation formed by such consolidation or into which the Company is merged or to which such conveyance or transfer is made shall succeed to, and be substituted for, and may exercise every right and power of, the Company under this Agreement with the same effect as if such successor corporation had been named as the Company herein; and, in the event of such conveyance or transfer, the Company (which term shall for this purpose mean the Person named as the "COMPANY" in the introduction to this Agreement or any successor corporation which shall theretofore become such in the manner described in this Section 6.02(a)) shall be discharged from all obligations and covenants under this Agreement and the Notes and may be dissolved and liquidated.

     (b) RESTRICTION ON SECURED DEBT. Incur, create, assume, guarantee or otherwise become liable with respect to, or permit any Specified Subsidiary to incur, create, assume, guarantee or otherwise become liable with respect to, any Secured Debt, which would cause Consolidated Secured Debt to exceed 15% of the sum of (x) the principal amount of the additional Funded Debt permitted at the time of calculation under Section 6.02(c) hereof and (y) Consolidated Debt at the time of calculation.

     (c) RESTRICTION ON FUNDED DEBT. Create, incur, assume, guarantee or in any other way become liable for, or permit any Specified Subsidiary to create, incur, assume, guarantee or in any other way become liable for, any Indebtedness included in Consolidated Debt (other than in connection with any renewal, extension or refunding of such Indebtedness which does not increase the net amount of the Consolidated Debt outstanding), unless immediately thereafter, and after giving effect thereto, the ratio of Consolidated Debt to Consolidated Adjusted Tangible Net Worth would not exceed 2.6 to 1.0.

     (d) RESTRICTION ON DIVIDENDS FROM PRINCIPAL SUBSIDIARIES. Enter into any agreement, or permit any Principal Subsidiary to enter into any agreement, containing any provision which would limit or restrict the declaration or payment of dividends by such Principal Subsidiary (i) if such agreement is an agreement for borrowed money, to an amount which is less than 75% of such Principal Subsidiary's cumulative net income, as determined in accordance with generally accepted accounting principles and computed on a consolidated basis for such Principal Subsidiary and its Subsidiaries, from the first day of the fiscal year of such Principal Subsidiary in which such agreement is executed, and (ii) if such agreement is not for borrowed money, to an amount which would materially adversely affect the Company's ability to perform its obligations under this Agreement and the Notes.

     (e) CHANGE IN CONTROL. Permit any Person or group (within the meaning of Rule 13d-5 of the Securities and Exchange Commission as in effect on the date hereof) beneficially to own more than 50% (by number of votes) of the Voting

  Securities of the Company unless such Voting Securities shall have been acquired in a transaction or series of transactions approved prior to such acquisition by the Board of Directors of the Company, and the directors so approving shall include directors who constitute a majority of the Board of Directors and who are persons either (i) who are directors on the date hereof or (ii) who were nominated or elected by a majority of the directors who (A) are directors on the date hereof or (B) shall have been nominated or elected as described in this clause (ii).


                                  ARTICLE VII

                              CONDITIONS OF CREDIT

  The obligations of the Banks to make Loans hereunder are subject to (a) the Revolving Credit Commitments and the Swing Line Commitments having become effective as provided in Section 7.01 below and (b) the satisfaction of the conditions set forth in Section 7.02 below.

  SECTION 7.01. CONDITIONS TO EFFECTIVENESS OF COMMITMENTS. The Revolving Credit Commitments and the Swing Line Commitments shall become effective at such time as the following conditions shall have been satisfied:

     (a) The Company shall have executed and delivered to the Syndication Agent for the account of each Bank a Competitive Note and Revolving Credit Note, and for the account of each Swing Line Bank a Swing Line Note (appropriately completed).

     (b)  State Certificates as to the Company:

          (i) The Syndication Agent shall have received (with a photocopy for each Bank) a copy of the Restated Certificate of Incorporation of the Company and each amendment, if any, thereto (but not the certificates of designation of preferences of preferred stock), certified by the Secretary of State of the State of Delaware (as of a date shortly before the Effective Date) as being true and correct copies of such documents on file in the office of such Secretary of State.

          (ii) The Syndication Agent shall have received (with a photocopy for each Bank) the signed Certificate or Certificates of the Secretary of State of the State of Delaware, in regular form (as of a date shortly before the Effective Date), listing the Restated Certificate of Incorporation of the Company and each amendment, if any, thereto, together with the certificates of designation of preferences of preferred stock and the certificates of merger or ownership, on file in the office of such Secretary of State and stating that such documents are the only charter documents of the Company on file in such office filed on the date the Restated Certificate of Incorporation was filed or thereafter and that the Company is duly incorporated and in good standing in the State of Delaware and as to the franchise tax status of the Company.

     (c) The Syndication Agent and the Administrative Agent shall have received (with a photocopy for each Bank) the signed certificate of the President or a Vice President and the Secretary or an Assistant Secretary of the Company, dated the Effective Date and in the form of Exhibit F hereto (appropriately completed), certifying, among other things, (i) a true and correct copy of resolutions adopted by the Board of Directors or Executive Committee of the Board of Directors of the Company authorizing the execution, delivery and performance by the Company of this Agreement and the Notes and authorizing the issuance by the Company of the Notes in the manner and for the purpose contemplated by this Agreement,
  (ii) a true and correct copy of the By-laws of the Company as in effect on the Effective Date, and (iii) the incumbency and specimen signatures of officers of the Company executing (x) the documents specified in clause (i) above, and
  (y) any other documents delivered to the Syndication Agent or the Administrative Agent on the Effective Date.

     (d) The Syndication Agent and the Administrative Agent shall have received (with a photocopy for each Bank) the signed opinion of Robert E. Sawyer, Esq., Associate General Counsel of the Company and counsel to the Company, dated the Effective Date and given upon the express instructions of the Company, in the form of Exhibit H hereto, with such changes (if any) therein as shall be acceptable to the Syndication Agent and special counsel to the Agents, and as to such other matters as the Syndication Agent may reasonably request.

     (e) The Syndication Agent and the Administrative Agent shall have received (with a photocopy for each Bank) the signed opinion of Cravath, Swaine & Moore, special counsel to the Agents, dated the Effective Date, in the form of
  Exhibit I hereto, with such changes (if any) therein as shall be acceptable to the Syndication Agent.

     (f) The Syndication Agent and the Administrative Agent shall have received (with a photocopy for each Bank) such other instruments and documents as the Syndication Agent and the Administrative Agent may have reasonably requested.

     (g) The Existing Credit Agreement shall have been or shall simultaneously be terminated and the principal of and interest accrued on all loans outstanding thereunder and all fees accrued thereunder shall have been or shall simultaneously be paid in full.

     (h) Each of the Agents, the Co-Agents and the Company shall have executed one or more counterparts of this Agreement.

     (i) The Syndication Agent shall have received satisfactory evidence that banks with Revolving Credit Commitments which cause the Total Commitment to equal $2,500,000,000 have executed one or more counterparts of this Agreement or of an Addendum.

  SECTION 7.02. CONDITIONS PRECEDENT TO ALL LOANS. The obligation of each Bank to make each Loan shall be subject to the fulfillment at or prior to the time of the making of such Loan of each of the following further conditions:

     (a) The representations and warranties on the part of the Company contained in this Agreement shall be true and correct in all material respects at and as of the Borrowing Date for each Loan (other than any Refinancing
  Loan), as though made on and as of such date (except to the extent that such representations and warranties expressly relate solely to an earlier date).

     (b) Both before and after giving effect to such Loan (other than any Refinancing Loan), the Company shall be in compliance with the requirements of any applicable covenants pertaining to its incurrence of unsecured indebtedness.

     (c) No Event of Default and no Unmatured Event of Default (other than any Unmatured Event of Default which occurs as a result of a Bank Funding Default) shall have occurred and be continuing on the Borrowing Date for such Loan (other than any Refinancing Loan), or would result from the making of such Loan.

Each Borrowing by the Company shall be deemed to be a representation and warranty by the Company on the date of such Borrowing that each of the conditions contained in this Section 7.02 has been satisfied.


                                  ARTICLE VIII

                               EVENTS OF DEFAULT

  SECTION 8.01. EVENTS OF DEFAULT. If any of the following events, acts or occurrences (herein called an "EVENT OF DEFAULT") shall occur and be continuing:

     (a) default, and continuance thereof for three (3) Business Days or, in the case of any default which results from a Bank Funding Default, five (5) Business Days after the Company shall have been advised by the Syndication Agent or the Administrative Agent of such Bank Funding Default, in the payment when due of any amount owing by the Company hereunder or under the Notes in respect of the principal of, or interest on, any Loan or in respect of the Facility Fee; or

     (b) any representation or warranty on the part of the Company contained in this Agreement or in any certificate, letter or other writing or instrument furnished or delivered to any Bank or the Syndication Agent or the Administrative Agent pursuant hereto or in connection herewith, shall at any time prove to have been incorrect in any material respect when made, deemed made or reaffirmed, as the case may be; or

     (c) the Company shall default in the performance or observance of any term, covenant, condition or agreement on its part to be performed or observed under
  Section 6.01(h), 6.02(b), 6.02(c) or 6.02(d) hereof (other than a default which would not have occurred or would not be continuing if the calculations pursuant to the aforesaid Sections were made without giving effect to changes in generally accepted accounting principles which require implementation after the Effective Date); or

     (d) the Company shall default in any material respect in the performance or observance of any other term, covenant, condition or agreement on its part to be performed or observed hereunder (and not constituting an Event of Default under any other clause of this Section 8.01), and such default shall continue unremedied for thirty (30) days after written notice thereof shall have been given to the Company by the Syndication Agent or any Bank; or

     (e) either (i) the Company or any Specified Subsidiary shall generally fail to pay, or admit in writing its inability to pay, its debts as they become due, or shall voluntarily commence any case or proceeding or file any petition under any bankruptcy, insolvency or similar law or seeking dissolution, liquidation or reorganization or the appointment of a receiver, trustee, custodian or liquidator for itself or a substantial portion of its property, assets or business or to effect a plan or other arrangement with its creditors (except the voluntary dissolution, not under any bankruptcy or insolvency law, of a Specified Subsidiary), or shall file any answer admitting the jurisdiction of the court and the material allegations of any involuntary petition filed against it in any bankruptcy, insolvency or similar case or proceeding, or shall be adjudicated bankrupt, or shall make a general assignment for the benefit of creditors, or shall consent to, or acquiesce in the appointment of, a receiver, trustee, custodian or liquidator for itself or a substantial portion of its property, assets or business, or (ii) corporate action shall be taken by the Company or any Specified Subsidiary for the purpose of effectuating any of the foregoing; or

     (f) involuntary proceedings or an involuntary petition shall be commenced or filed against the Company or any Specified Subsidiary under any bankruptcy, insolvency or similar law or seeking the dissolution, liquidation or reorganization of the Company or such Specified Subsidiary (as the case may be) or the appointment of a receiver, trustee, custodian or liquidator for the Company or such Specified Subsidiary (as the case may be) or of a substantial part of the property, assets or business of the Company or such Specified Subsidiary (as the case may be), or any writ, judgment, warrant of attachment, execution or similar process shall be issued or levied against a substantial part of the property, assets or business of the Company or any Specified Subsidiary, and such proceedings or petition shall not be dismissed, or such writ, judgment, warrant of attachment, execution or similar process shall not be released, vacated or fully bonded, within sixty (60) days after commencement, filing or levy, as the case may be; or

     (g) (i) the Company or any Specified Subsidiary shall default (as principal or guarantor or other surety) in the payment when due (subject to any applicable notice or grace period), whether at stated maturity or otherwise, of any principal of or interest on (howsoever designated) any indebtedness for borrowed money, whether such indebtedness now exists or shall hereafter be created, or (ii) an event of default (with respect to the Company or any Specified Subsidiary) as defined in any mortgage, indenture or instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money of, or guaranteed by, the Company or any Specified Subsidiary, whether such indebtedness now exists or shall hereafter be created, shall occur and shall permit such indebtedness to become due and payable prior to its stated maturity or due date; PROVIDED that no default under this subsection (g) shall be deemed to exist as a result of a default or event of default (as described in clause (i) or clause (ii) above) in respect of any such indebtedness (1) which is payable solely out of the property or assets of a partnership, joint venture or similar entity of which the Company or any Specified Subsidiary is a participant, or is secured by a mortgage on, or other security interest in, the property or assets owned or held by such entity, in either case without any further recourse to or liability of the Company or any Specified Subsidiary as a participant in such entity, or (2) if the principal of and interest on such indebtedness, when added to the principal of and interest on all other such indebtedness then in default (exclusive of indebtedness under clause (1) above), does not exceed $50,000,000; or

     (h) with respect to any Plan (other than a Multiemployer Plan) as to which the Company or any Related Person to the Company may have any liability, there shall exist an unfunded current liability under the Code which is material to the consolidated financial condition of the Company and its Consolidated Subsidiaries, and (x) steps are undertaken to terminate such Plan or (y) such Plan is terminated or (z) any Reportable Event which presents a material risk of termination with respect to such Plan shall occur;

then, and in any such event (x) if such event relates to the Company and is described in clause (e) or clause (f) of this Section 8.01, (i) the Revolving Credit Commitments and Swing Line Commitments shall immediately terminate, and
(ii) all sums then owing by the Company hereunder and under the Notes (and, in the event payment is to be made on a day which is not the expiration date of the relevant Interest Period, together with such amounts as will compensate each Bank in such Bank's sole discretion for any losses incurred by it (or its lending branch or affiliate) in respect of funds borrowed by it or deposited with it for the purpose of making or maintaining its Loans hereunder) shall become and be immediately due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by the Company, and (y) in the case of any other such event, the Syndication Agent shall, at the direction of the Required Banks, at the same or different times, take one or more of the following actions: (i) declare the Revolving Credit Commitments and Swing Line Commitments to be terminated, whereupon the Revolving Credit Commitments and the Swing Line Commitments shall forthwith terminate, or (ii) declare all sums then owing by the Company hereunder and under the Notes to be forthwith due and payable, whereupon all such sums (and, in the event payment is to be made on a day which is not the expiration date of the relevant Interest Period, together with such amounts as will compensate each Bank in such Bank's sole discretion for any losses incurred by it (or its lending branch or affiliate) in respect of funds borrowed by it or deposited with it for the purpose of making or maintaining its Loans hereunder) shall become and be immediately due and payable without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by the Company. Promptly following the making of any such declaration, the Syndication Agent shall give notice thereof to the Company and each Bank, but failure to do so or any delay in so doing shall not impair the effect of such declaration.


                                   ARTICLE IX

                    THE AGENTS, THE CO-AGENTS AND THE BANKS

  SECTION 9.01. APPOINTMENT AND POWERS OF THE ADMINISTRATIVE AGENT AND THE SYNDICATION AGENT. Each Bank hereby irrevocably designates and appoints each of the Syndication Agent and the Administrative Agent its agent hereunder and hereby authorizes each such Agent to take such action on its behalf and to exercise such rights, remedies, powers and privileges hereunder as are specifically authorized to be exercised by such Agent by the terms hereof, together with such rights, remedies, powers and privileges as are reasonably incidental thereto. Each of the Syndication Agent and the Administrative Agent may execute any of its respective duties as such Agent hereunder by or through agents or attorneys-in-fact and shall be entitled to retain counsel and to act in reliance upon the advice of such counsel concerning all matters pertaining to the agency hereby created and its duties hereunder, and shall not be liable for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care. The Agents and the Co-Agents shall have no duties or responsibilities to any Bank, except those expressly set forth in this Agreement, or any fiduciary relationship with any Bank, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or otherwise exist against any Agent or any Co-Agent. Without limiting the foregoing, it is understood that at any time after the execution and delivery of this Agreement, J.P. Morgan Securities Inc. will have no further obligations or responsibilities under this Agreement, and Morgan Guaranty Trust Company of New York will have all obligations and responsibilities of the Syndication Agent hereunder.

  SECTION 9.02. EXCULPATORY PROVISIONS. No Bank, Agent or Co-Agent, nor any of their respective directors, officers or employees shall be liable for any action taken or omitted to be taken by them hereunder or in connection herewith, except for their own gross negligence or wilful misconduct; nor shall any Bank, Agent or Co-Agent be responsible in any manner to any Person for the representations, warranties or other statements made by any other Person or for the due execution or delivery, validity, effectiveness, genuineness, value, sufficiency or enforceability against the Company or any other obligor of this Agreement, the Notes or any other document furnished pursuant thereto or in connection herewith. Neither the Agents, the Co-Agents nor any of their respective officers shall be under any obligation to any Bank to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement, or to inspect the properties, books or records of the Company or any of its Subsidiaries.

  SECTION 9.03. RELIANCE BY THE ADMINISTRATIVE AGENT AND THE SYNDICATION AGENT. Each of the Syndication Agent and the Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any Note, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Company), independent accountants and other experts selected by any such Agent. Each such Agent may deem and treat the payee of any Note as the owner thereof for all purposes unless a written notice of assignment, negotiation or transfer thereof shall have been filed with such Agent. Each of the Syndication Agent and the Administrative Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other documents executed and delivered in connection herewith unless it shall first receive such advice or concurrence of the Required Banks as it deems appropriate or it shall first be indemnified to its satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. Neither the Syndication Agent nor the Administrative Agent shall be liable to any Bank for acting, or refraining from acting, under this Agreement or any other documents executed and delivered in connection herewith in accordance with a request of the Required Banks, and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Banks and all future holders of the Notes.

  SECTION 9.04.  NOTICE OF DEFAULT.   Neither the Syndication Agent nor the
Administrative Agent shall be deemed to have knowledge or notice of the occurrence of any Event of Default or Unmatured Event of Default hereunder unless it has received notice from a Bank or the Company referring to this Agreement, describing such Event of Default or Unmatured Event of Default and stating that such notice is a "notice of default". In the event that the Syndication Agent or the Administrative Agent receives such a notice, it shall give notice thereof to the Banks and to such other Agent. The Syndication Agent shall take such action with respect to such Event of Default or Unmatured Event of Default as shall be reasonably directed by the Required Banks; PROVIDED, HOWEVER, that unless and until the Syndication Agent shall have received such direction, the Syndication Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Event of Default or Unmatured Event of Default as it shall deem advisable in the best interests of the Banks; PROVIDED FURTHER that the Syndication Agent shall have the right, power and authority to take the affirmative action specified in
Section 8.01 hereof only upon the direction of the Required Banks.

  SECTION 9.05. INDEMNIFICATION. Each Bank hereby agrees, in the ratio that such Bank's Revolving Credit Commitment from time to time bears to the Total Commitment from time to time, to indemnify and hold harmless each Agent and each Co-Agent, as agents hereunder, from and against any and all losses, liabilities (including liabilities for penalties), actions, suits, judgments, demands, damages, costs and expenses (including, without limitation, attorneys' fees and expenses) incurred or suffered by such Agent or Co-Agent in such capacity as a result of any action taken or omitted to be taken by such Agent or Co-Agent in such capacity or otherwise incurred or suffered by, made upon, or assessed against such Agent or Co-Agent in such capacity; PROVIDED that no Bank shall be liable for any portion of any such losses, liabilities (including liabilities for penalties), actions, suits, judgments, demands, damages, costs or expenses resulting from or attributable to gross negligence or wilful misconduct on the part of such Agent or Co-Agent or its officers, employees or agents. Without limiting the generality of the foregoing, each Bank hereby agrees, in the ratio aforesaid, to reimburse each Agent and Co-Agent promptly following its demand for any out-of-pocket expenses (including, without limitation, attorneys' fees and expenses) incurred by such Agent or Co-Agent hereunder and not reimbursed to such Agent or Co-Agent by the Company. Each Bank's obligations under this paragraph shall survive the termination of this Agreement or, if earlier, the termination of the Revolving Credit Commitment and the Swing Line Commitment, if any, of such Bank, and the discharge of the Company's obligations hereunder.

  SECTION 9.06. NONRELIANCE ON THE AGENTS, THE CO-AGENTS AND OTHER BANKS. Each Bank expressly acknowledges that neither any Agent, any Co-Agent nor any of their respective officers, directors, employees, agents, attorneys-in-fact or affiliates has made any representations or warranties to it and that no act by any such Agent or Co-Agent hereafter taken, including any review of the affairs of the Company, shall be deemed to constitute any representation or warranty by such Agent or Co-Agent to any Bank. Each Bank represents to each Agent and Co-Agent that it has, independently and without reliance upon any Agent or Co-Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, financial and other condition and creditworthiness of the Company and made its own decision to make its Loans hereunder and enter into this Agreement. Each Bank also represents that it will, independently and without reliance upon any Agent or Co-Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the Company.

  SECTION 9.07. THE AGENTS AND THE CO-AGENTS IN THEIR INDIVIDUAL CAPACITIES. Each Agent and each Co-Agent and their affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Company as though such Agent or Co-Agent were not an Agent or Co-Agent hereunder. With respect to its Loans made or renewed by it and any Note issued to it, each Agent and Co-Agent shall have the same rights and powers under this Agreement as any Bank and may exercise the same as though it were not an Agent or Co-Agent, and the terms "Bank" and "Banks" shall include each Agent and Co-Agent in its individual capacity.

  SECTION 9.08. EXCESS PAYMENTS. Except for payments made pursuant to Section 2.09, Section 2.13, Section 2.14 or Section 4.03 hereof, if any Bank or other holder of a Note shall obtain any payment or other recovery (whether voluntary, involuntary, by application of offset or otherwise) on account of principal of or interest on any Revolving Credit Note in excess of its PRO RATA share of payments and other recoveries obtained by all Banks or holders on account of principal of and interest on Revolving Credit Notes then held by them, such Bank or other holder shall purchase from the other Banks or holders such participation in the Revolving Credit Notes held by them as shall be necessary to cause such purchasing Bank or holder to share the excess payment or other recovery ratably with each of them; PROVIDED, HOWEVER, that if all or any portion of the excess payment or other recovery is thereafter recovered from such purchasing Bank or holder, the purchase shall be rescinded and the purchase price restored to the extent of such recovery, but without interest. The Company agrees that any Bank or holder so purchasing a participation from another Bank or holder pursuant to this Section 9.08 may, to the fullest extent permitted by law, exercise all its rights of payment (including offset) with respect to such participation as fully as if such Bank or holder were the direct creditor of the Company in the amount of such participation.

  SECTION 9.09. OBLIGATIONS SEVERAL. The obligations of the Banks hereunder are several, and neither any Bank nor the Agents or the Co-Agents shall be responsible for the obligations of any other Person hereunder, nor will the failure of any Bank to perform any of its obligations hereunder relieve the Syndication Agent or the Administrative Agent or any other Bank from the performance of its respective obligations hereunder. Nothing contained in this Agreement, and no action taken by the Banks or any Agent or Co-Agent pursuant hereto or in connection herewith or pursuant to or in connection with the Notes, shall be deemed to constitute the Banks, together or with the Agents and the Co-Agents, a partnership, association, joint venture or other entity.

  SECTION 9.10. RESIGNATION BY ANY AGENT OR CO-AGENT. Any Agent and any Co-Agent may resign as such at any time upon at least 30 days' prior notice to the Company and the Banks. In the event of such resignation by the Syndication Agent or the Administrative Agent, the Required Banks (with the consent of the Company (which shall not be unreasonably withheld) in the event that there then does not exist an Event of Default or Unmatured Event of Default), shall as promptly as practicable appoint a successor Syndication Agent or Administrative Agent, as the case may be.


                                   ARTICLE X

                                 MISCELLANEOUS

  SECTION 10.01. NO WAIVER; MODIFICATIONS IN WRITING. No failure or delay on the part of the Syndication Agent or the Administrative Agent or any Bank in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy. The remedies provided for herein are cumulative and are not exclusive of any remedies that may be available to the Syndication Agent or the Administrative Agent or any Bank at law, in equity or otherwise. Each request by the Company for any amendment, modification, supplement, termination or waiver of or to any provision of this Agreement shall be directed to the Syndication Agent, and no such amendment, modification, supplement, termination or waiver of or to any provision of this Agreement, nor consent to any departure by the Company therefrom, shall be effective unless the same shall be in writing and signed by the Company and by or on behalf of the Syndication Agent and the Required Banks; PROVIDED, HOWEVER, that no such amendment, modification, supplement, termination, waiver or consent, as the case may be, which has the effect of (x) reducing the rate or amount, or extending the stated maturity or due date, of any sum payable by the Company to any Bank hereunder or under such Bank's Notes, or (y) except as provided in
Section 2.09(e)(ii), Section 2.13(c)(i), Section 2.14(i), Section 4.03(b)(ii) and Section 10.06(c) hereof, increasing the amount, or extending the stated expiration or termination date, of any Bank's Revolving Credit Commitment or any Swing Line Bank's Swing Line Commitment hereunder, or (z) changing this Section 10.01, Section 10.06 or Section 10.07 hereof or the definitions of the terms "Allocable Share", "Applicable Facility Fee Percentage", "Applicable Margin", "Event of Default", "Proportional Share", "Reference Bank", "Reference Banks", "Required Banks", "Revolving Credit Commitment", "Swing Line Commitment", "Total Commitment" and "Unmatured Event of Default", or changing the designation of the "Required Banks" as the Banks entitled to direct the Syndication Agent pursuant to Section 8.01 hereof shall be effective unless the same shall be signed by or on behalf of each Bank; PROVIDED FURTHER that no such amendment, modification, supplement, termination, waiver or consent, as the case may be, which has the effect of (x) increasing the duties or obligations of any Agent or any Co-Agent hereunder, or (y) increasing the standard of care or performance required on the part of any Agent or any Co-Agent hereunder, or (z) reducing or eliminating the indemnities or immunities to which any Agent or Co-Agent is entitled hereunder (including, without limitation, any amendment or modification of this Section 10.01) shall be effective unless the same shall be signed by or on behalf of the Agent or Co-Agent affected thereby. Any waiver of any provision of this Agreement, and any consent to any departure by the Company from the terms of any provision of this Agreement, shall be effective only in the specific instance and for the specific purpose for which given. No notice to or demand on the Company in any case shall entitle the Company to any other or further notice or demand in similar or other circumstances.

  SECTION 10.02. CONFIDENTIALITY. Each Bank shall maintain in confidence and not publish, disseminate or disclose in any manner or to any Person and shall not use (x) any material, nonpublic information relating to the Company and its Subsidiaries or (y) any technical, nonfinancial information, data or know-how which is identified in writing as confidential by the Company, in either case which may be furnished pursuant to this Agreement, including any such information which may be furnished pursuant to Article VI hereof (hereinafter collectively called "CONFIDENTIAL INFORMATION"), subject to each Bank's (a) obligation to disclose any such Confidential Information pursuant to a request or order under applicable laws and regulations or pursuant to a subpoena or other legal process, (b) right to disclose any such nontechnical or financial Confidential Information to bank examiners, its affiliates, auditors, counsel, other professional advisors, other Banks, and other banks or other entities in connection with an offer by such Bank to sell a Participation to such other bank or other entity or to make an assignment pursuant to Section 10.06(c) hereof,
(c) right to use any such Confidential Information in connection with the transactions set forth herein, and (d) right to disclose any such Confidential Information in connection with the transactions set forth herein or in connection with any litigation or dispute involving the Banks and the Company or any of its Subsidiaries or any transfer or other disposition by such Bank of any of its loans or other extensions of credit to the Company or any of the Company's Subsidiaries; PROVIDED, HOWEVER, that Confidential Information disclosed pursuant to clause (b) or (d) of this sentence shall be so disclosed subject to such procedures as are reasonably calculated to maintain the confidentiality thereof; and PROVIDED FURTHER that Confidential Information disclosed pursuant to applicable laws, regulations, subpoenas or other legal process shall be so disclosed subject to such confidentiality provisions, if any, as may be provided under applicable law. The Banks agree, to the extent permitted by applicable law, to use their best efforts promptly to notify the Company in writing of each order, subpoena or other legal process providing for the disclosure and/or production of Confidential Information and shall, to the extent permitted by applicable law, use their best efforts promptly to supply the Company with a copy of such order, subpoena or other legal process, in order that the Company may intervene in the relevant administrative or legal proceeding or take other appropriate legal action to protect the confidentiality of such Confidential Information. Notwithstanding the foregoing provisions of this Section 10.02, (i) the foregoing obligation of confidentiality shall not apply to any such Confidential Information that was known to such Bank or any of its affiliates prior to the time it received such Confidential Information from the Company or its Subsidiaries pursuant to this Agreement, other than as a result of the disclosure thereof by a Person who, to the knowledge or reasonable belief of such Bank, was prohibited from disclosing it by any duty of confidentiality arising (under this Agreement or otherwise) by contract or law, and (ii) the foregoing obligation of confidentiality shall not apply to any such Confidential Information that becomes part of the public domain independently of any act of such Bank not permitted hereunder (through publication, the issuance of a patent disclosing such information or otherwise) or when identical or substantially similar information is received by such Bank without restriction as to its disclosure or use, from a Person who, to the knowledge or reasonable belief of such Bank, was not prohibited from disclosing it by any duty of confidentiality arising (under this Agreement or otherwise) by contract or law. The obligations of each Bank under this Section 10.02 shall survive the termination of this Agreement or, if earlier, the termination of the Revolving Credit Commitment and Swing Line Commitment, if any, of such Bank.

  SECTION 10.03. NOTICES, ETC. Except where telephonic instructions or notices are authorized herein to be given, all notices, demands, instructions and other communications required or permitted to be given to or made upon any party hereto shall be in writing and (except for financial statements and other documents to be furnished pursuant to Article VI hereof (with the exception of notices of the occurrence of an Event of Default or an Unmatured Event of Default which is continuing), which may be sent by first-class mail, postage prepaid) shall be personally delivered or sent by registered or certified mail, postage prepaid, return receipt requested, or by telecopier, and shall be deemed to be given for purposes of this Agreement on the day that such writing is delivered or sent to the intended recipient thereof in accordance with the provisions of this Section 10.03. Unless otherwise specified in a notice sent or delivered in accordance with the foregoing provisions of this Section 10.03, notices, demands, instructions and other communications in writing shall be given to or made upon the respective parties hereto at their respective addresses (or to their respective telecopier numbers) indicated on Schedule II hereto, and, in the case of telephonic instructions or notices, by calling the telephone number or numbers indicated for such party on such Schedule.

  Anything herein to the contrary notwithstanding, notices from the Company pursuant to Sections 2.01, 2.02, 2.03, 2.07, 2.09, 2.13, 2.14, 4.01, 4.02 and
4.03 hereof shall be effective, for the purposes of this Agreement, only when actually received by all Persons to whom such notices are required to be sent or given.

  SECTION 10.04. COSTS, EXPENSES AND TAXES. The Company agrees to pay all costs and expenses of the Syndication Agent and the Administrative Agent in connection with the arrangement of the credit facilities provided for herein and the negotiation, preparation, printing, reproduction, execution and delivery of this Agreement, the Notes, any amendments or modifications of (or supplements to) any of the foregoing and any and all other documents furnished in connection with the execution and delivery of this Agreement, including the reasonable fees and out-of-pocket expenses of outside counsel to the Administrative Agent and the Syndication Agent relative thereto (limited, however, to such fees and expenses of only one outside counsel who shall represent the Administrative Agent and Syndication Agent), and all costs and expenses (whether of the Syndication Agent and the Administrative Agent or any Bank or otherwise and including, without limitation, attorneys' fees and expenses), if any, in connection with the enforcement of this Agreement, the Notes or any other agreement furnished pursuant hereto or in connection herewith. In addition, the Company shall pay all stamp, transfer and other transaction taxes payable or determined to be payable in connection with the execution and delivery of this Agreement, and the Company shall pay all such transaction taxes payable or determined to be payable in connection with the issuance of the Notes or the making of any Loan by any Bank, and the Company agrees to save and hold each Agent, each Co-Agent and each Bank harmless from and against any and all liabilities with respect to or resulting from any delay in paying or omission to pay such transaction taxes. If any action, suit or proceeding arising from any of the foregoing is brought against any Agent or any Co-Agent, any Bank, or any other Person indemnified or intended to be indemnified pursuant to this Section 10.04, the Company, to the extent and in the manner directed by the Person or Persons indemnified or intended to be indemnified, will resist and defend such action, suit or proceeding or cause the same to be resisted and defended by counsel designated by the Company (which counsel shall be satisfactory to the Person or Persons indemnified or intended to be indemnified). If the Company shall fail to do any act or thing which it has covenanted to do hereunder or any representation or warranty on the part of the Company contained herein shall be breached, the Syndication Agent may (but shall not be obligated to) do the same or cause it to be done or remedy any such breach, and may expend its funds for such purpose. Any and all amounts so expended by the Syndication Agent shall be repayable to it by the Company immediately upon the Syndication Agent's demand therefor, with interest at a rate per annum (computed on the basis of a year consisting of 365 or, when appropriate, 366 days) equal to the sum of (i) the Alternate Base Rate in effect from time to time during the period from and including the date so expended by such Agent to the date of repayment, PLUS (ii) two percent (2%) per annum. The obligations of the Company under this Section 10.04 shall survive the termination of this Agreement and the discharge of the Company's other obligations hereunder.

  SECTION 10.05. CONFIRMATIONS. The Company and each Bank agree from time to time, upon written request received by one from the other, to confirm to the other in writing the aggregate unpaid principal amount of the Loans of such Bank then outstanding under the Note or Notes held by it, and each such Bank agrees from time to time, upon written request received by it from the Company, to make the Note or Notes held by it (including the schedule attached thereto) available for reasonable inspection by the Company at the office of such Bank.

  SECTION 10.06. SUCCESSORS AND ASSIGNS; PARTICIPATIONS. (a) This Agreement shall be binding upon and inure to the benefit of the Company, the Banks, the Agents, the Co-Agents, and their respective successors and permitted assigns; PROVIDED, HOWEVER, that any assignment or transfer by a Bank of any or all of its rights hereunder shall not materially increase the amount which would have been payable to the Bank making such assignment or transfer by the Company under this Agreement and the Notes in the absence of such assignment or transfer; and PROVIDED FURTHER that except in accordance with the provisions of Section 6.02(a) hereof, the Company may not assign its rights hereunder or in connection herewith or any interest herein without the prior written consent of all of the Banks. This Agreement shall not be construed so as to confer any right or benefit upon any Person other than the parties to this Agreement and each of their respective successors and permitted assigns.

  (b) Any Bank may without the consent of the Company sell participations to one or more banks or other entities that, in the ordinary course of their business, regularly extend credit of the types and in the amounts extended by Banks under this Agreement (such banks and other entities hereinafter referred to, collectively, as "Participants") in all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Revolving Credit Commitment or Swing Line Commitment, if any, and the Loan or Loans owing to it and the Note or Notes held by it); PROVIDED, HOWEVER, that (i) such Bank's obligations under this Agreement shall remain unchanged, (ii) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the Participants shall be entitled to the cost protection provisions contained in Section 2.09, Section 2.13, and Section 3.04 hereof (PROVIDED that no Participant shall be entitled to receive any greater amount pursuant to such provisions than the transferor Bank would have been entitled to receive in respect of the amount of the participation transferred by such transferor Bank to such Participant had no such transfer occurred and PROVIDED FURTHER that such Participant shall have fully complied with the provisions of Section 10.06(g) hereof) and the cost protection provisions of Section 2.13 hereof shall be applied by assuming that such Bank did not sell any participation to any Participant, (iv) the Company, the Agents, the Co-Agents and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement and in connection with the cost protection provisions of this Agreement to which any Participant is entitled pursuant to this Section 10.06(b), (v) such Bank shall retain the sole right and responsibility to enforce the obligations of the Company relating to the Loans, (vi) such Bank shall not, except with respect only to changes in the amount of the Revolving Credit Commitment or Swing Line Commitment, if any, of such Bank, or the principal amount of its Loans outstanding or the Interest Rate or Interest Period with respect thereto, or the amount of any fees payable to it hereunder or extension of the Maturity Date, enter into any agreement with any Participant that would require the consent of such Participant with respect to the exercise by such Bank of its voting rights under this Agreement, and (vii) each such sale shall be made in the ordinary course of such Bank's commercial banking business and in compliance with all applicable laws.

  (c) Any Bank may assign, with the prior written consent of the Company and the Administrative Agent, to one or more Eligible Assignees, or without the consent of the Company or the Administrative Agent to one or more Banks, all or a portion of its interests, rights and obligations under this Agreement (including, without limitation, all or a portion of its Revolving Credit Commitment or Swing Line Commitment, if any, and the same portion of the applicable Loan or Loans at the time owing to it and the applicable Note or Notes held by it, other than any Competitive Notes held by it, which may, but need not, be assigned, and other than any Swing Line Notes held by it, which may, but need not, be assigned unless, after giving effect to such assignment, such Bank would have a Revolving Credit Commitment which is less than its Swing Line Commitment); PROVIDED, HOWEVER, that (i) each such assignment shall be of a constant, and not a varying, percentage of all the assigning Bank's rights and obligations under this Agreement, the Loan or Loans at the time owing to such assigning Bank and the Note or Notes held by it, other than any Competitive Notes held by it, which may, but need not, be assigned, and other than any Swing Line Notes held by it, which may, but need not, be assigned unless, after giving effect to such assignment, such Bank would have a Revolving Credit

Commitment which is less than its Swing Line Commitment, (ii) except in the case of an assignment of a Bank's entire interest hereunder, the amount of the Revolving Credit Commitment of the assigning Bank which it retains shall be in a principal amount of not less than $40,000,000 and the amount of such Revolving Credit Commitment which it assigns (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Administrative Agent) shall be an integral multiple of $5,000,000; PROVIDED, HOWEVER, that no assignment may be made that, taken together with any simultaneous assignments, would result in any Bank having a Revolving Credit Commitment which is less than $40,000,000 or less than its Swing Line Commitment, (iii) except in the case of an assignment of a Bank's entire interest hereunder, the amount of the Swing Line Commitment of the assigning Bank which it retains shall be in a principal amount of not less than $40,000,000 and the amount of such Swing Line Commitment which it assigns (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Administrative Agent) shall be an integral multiple of $5,000,000; PROVIDED, HOWEVER, that no assignment may be made that, taken together with any simultaneous assignments, would result in any Bank having a Swing Line Commitment which is less than $40,000,000 or more than its Revolving Credit Commitment, (iv) the parties to each such assignment shall execute and deliver to the Administrative Agent, for its acceptance and recording in the Register, an Assignment and Acceptance with respect to such assignment, together with any Note or Notes subject to such assignment and a processing and recordation fee of (A) $1,000 in the case of an assignment to any Bank and (B) $2,500 in all other cases (except that such fee shall not be payable if the Eligible Assignee is an affiliate of the assignor Bank), (v) each such assignment shall be made in the ordinary course of the assigning Bank's commercial banking business and in compliance with all applicable laws, (vi) no such assignment shall be effective unless the Eligible Assignee to which such assignment is made has fully complied with the provisions of Section 10.06(g) hereof, (vii) the Company shall have received a copy of the Assignment and Acceptance signed by the parties thereto and (viii) if as a result of any proposed assignment there would be more than 10 Swing Line Banks, prior to effecting such assignment the assigning Bank, the Syndication Agent, the Administrative Agent, the Company and the Swing Line Banks shall commence discussions with a view to agreeing upon a reallocation of Swing Line Commitments among the Swing Line Banks such that after giving effect to such assignment there shall be no more than 11 Swing Line Banks. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five Business Days after the execution thereof, (x) the Eligible Assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Bank hereunder,
(y) the assignor Bank thereunder shall, to the extent provided in such Assignment and Acceptance, be released (except as provided in Section 2.13(b), Section 10.02 and Section 10.07 hereof) from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Bank's rights and obligations under this Agreement, such Bank shall cease to be a party hereto), and (z) Schedule I and
Schedule II hereto shall be deemed amended to reflect the addition of such Eligible Assignee and the decrease in the Revolving Credit Commitment and Swing Line Commitment, if any, of the assignor Bank. Each assignee of an interest under this Agreement and any Note shall take such interest subject to any request made, waiver or consent given or other action taken hereunder prior to the effective date of the Assignment and Acceptance related to such assignment, and, until the effective date of such Assignment and Acceptance, the Syndication Agent, the Administrative Agent and the Company shall be entitled conclusively to assume that no assignment of any interest under this Agreement and any Note has been made by any Bank or any assignee. Notwithstanding any other provision of this Section 10.06, any Bank may at any time assign all or any portion of its rights under this Agreement and the Note or Notes held by it to a Federal Reserve Bank; PROVIDED that no such assignment shall release a Bank from any of its obligations hereunder.

  (d) By executing and delivering an Assignment and Acceptance, the assignor Bank and the Eligible Assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) the assignor Bank represents and warrants that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim, (ii) such assignor Bank makes no representation or warranty, and assumes no responsibility with respect to any statements, warranties or representations made by the Company, in or in connection with this Agreement or with the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto, (iii) such assignor Bank makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company or the performance or observance by the Company of its obligations under this Agreement or any other instrument or document furnished pursuant hereto, (iv) such Eligible Assignee confirms that it has received a copy of this Agreement together with copies of the financial statements and other documents referred to in Section 5.01(e), Section 6.01(a)
(i), Section 6.01(a)(ii) and Section 6.01(a)(v) hereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance, (v) such Eligible Assignee will, independently and without reliance upon any Agent or any Co-Agent, such assignor Bank or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement, (vi) such Eligible Assignee appoints and authorizes each of the Syndication Agent and the Administrative Agent to take such action as such Agent on its behalf and to exercise such powers under this Agreement as are delegated to such Agent by the terms hereof, together with such powers as are reasonably incidental thereto,
(vii) such Eligible Assignee agrees that it will perform all of the obligations, in accordance with the terms thereof, of the assignor Bank under this Agreement which are assumed by such Eligible Assignee under such Assignment and Acceptance, and (viii) such Eligible Assignee confirms that it is an Eligible Assignee.

  (e) The Administrative Agent shall maintain at its address listed on Schedule II hereto a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Banks and the Revolving Credit Commitment and Swing Line Commitment, if any, of, and principal amount of the Loans owing to, each Bank from time to time (the "REGISTER"). The entries in the Register shall be conclusive, in the absence of manifest error, and the Company, the Agents, the Co-Agents and the Banks may treat each person whose name is recorded in the Register as a Bank hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Company or any Bank at any reasonable time and from time to time upon reasonable prior notice.

  (f) Upon its receipt of an Assignment and Acceptance executed by an assigning Bank and an Eligible Assignee, together with any Note or Notes subject to such assignment and the written consent of the Company to such assignment, the Administrative Agent shall, if such Assignment and Acceptance has been completed and is precisely in the form of Exhibit G hereto (or as agreed upon by the Company and the Administrative Agent), (i) accept such Assignment and Acceptance,

(ii) record the information contained therein in the Register, (iii) give prompt notice thereof to the Company, and (iv) deliver a copy of such Assignment and Acceptance to the Syndication Agent and the Company. Within five Business Days after receipt of such Assignment and Acceptance, the Company, at its own expense, shall execute and deliver to the Administrative Agent in exchange for the surrendered Note or Notes a new Note or Notes to the order of such Eligible Assignee in an amount equal to its portion of the Revolving Credit Commitment and Swing Line Commitment, if any, assumed by it pursuant to such Assignment and Acceptance and, if the assigning Bank has retained any Revolving Credit Commitment and Swing Line Commitment hereunder, a new Note or Notes to the order of the assigning Bank in an amount equal to the Revolving Credit Commitment and Swing Line Commitment, if any, retained by it hereunder. Such new Note or Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note or Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit A-1, Exhibit A-2 or Exhibit A-3 hereto, as appropriate. The Notes surrendered by the assigning Bank shall be marked "canceled" and returned by the Administrative Agent to the Company.

  (g) If, pursuant to this Section 10.06, any interest in this Agreement, any Loan or any Note is transferred to any Participant (a "Transferee") which is organized under the laws of any jurisdiction other than the United States or any state thereof, the transferor Bank shall cause such Transferee, concurrently with the effectiveness of such transfer, (i) to represent to the transferor Bank (for the benefit of the transferor Bank, the Administrative Agent and the Company) that under applicable law and treaties no taxes will be required to be withheld by the Administrative Agent, the Company or the transferor Bank with respect to any payments to be made to such Transferee in respect of the Loans,
(ii) to furnish to the transferor Bank in duplicate, for each taxable year of such Transferee during which interest arising under or in connection with this Agreement is received, and before payment by the Company of any such interest during such year (or at any other time as required under United States income tax law), a properly completed and executed copy of either Internal Revenue Service Form 4224 or Internal Revenue Service Form 1001 and Internal Revenue Service Form W-8 or Internal Revenue Service Form W-9 and any additional form (or such other form) as is necessary to claim complete exemption from United States withholding taxes (wherein such Transferee claims entitlement to complete exemption from United States withholding taxes on all payments hereunder), (iii) to agree (for the benefit of the transferor Bank, the Administrative Agent and the Company) to provide to the transferor Bank a new Internal Revenue Service Form 4224 or Internal Revenue Service Form 1001 and Internal Revenue Service Form W-8 or Internal Revenue Service Form W-9 and any such additional form (or any successor form or forms) upon the expiration or obsolescence of any previously delivered form and comparable statements in accordance with applicable United States laws and regulations and amendments duly executed and completed by such Transferee, and to comply from time to time with all applicable United States laws and regulations with regard to such withholding tax exemption, and (iv) to represent to the transferor Bank (for the benefit of the transferor Bank, the Administrative Agent and the Company) that the form or forms so filed will be true and complete.

  SECTION 10.07. INDEMNIFICATION. In consideration of the execution and delivery of this Agreement by the Banks and the agreement to extend and maintain the credit provided hereunder, the Company hereby agrees to indemnify, exonerate and hold each of the Banks, the Agents, the Co-Agents, and each of the officers, directors, employees and agents of each of the Banks, the Agents and the Co-Agents, and each

Person, if any, who controls any such Bank, such Agent or any such Co-Agent, or any such officer, director, employee or agent, within the meaning of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (herein collectively called the "INDEMNITEES" and individually called an "INDEMNITEE"), free and harmless from and against any and all actions, claims, causes of action, suits, losses, liabilities, damages and expenses, including without limitation, reasonable attorneys' fees and disbursements (herein collectively called the "INDEMNIFIED LIABILITIES"), which may be incurred by or asserted against the Indemnitees or any Indemnitee as a result of, or arising out of, or relating to, or in connection with, any investigation, litigation or proceeding related to (i) any use made or proposed to be made by the Company of the proceeds of any Loan, (ii) the consummation of the transactions contemplated by any such use or proposed use, (iii) any untrue statement or alleged untrue statement of any material fact made by the Company in connection therewith, or
(iv) the omission or alleged omission by the Company to state in connection therewith a material fact required to be so stated or necessary to make the statements made, in light of the circumstances under which they were made, not misleading, whether or not any such Indemnitee is a party thereto, and, to the extent that the foregoing undertaking may be unenforceable for any reason, the Company hereby agrees to make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law; PROVIDED, HOWEVER, that there shall be no right to indemnification or contribution under this Section 10.07 for Indemnified Liabilities based upon or arising out of actions or omissions by any Bank in a capacity other than that of a lender to the Company or by any Agent or any Co-Agent in its capacity other than that as agent for the Banks hereunder. Each Indemnitee will use its best efforts to promptly notify the Company of each event of which it has knowledge which may give rise to a claim under the indemnification provisions of this Section 10.07. If any action, suit or proceeding arising from any of the foregoing is brought against any Agent or any Co-Agent, any Bank or any other Person indemnified or intended to be indemnified pursuant to this Section 10.07, the Company, to the extent and in the manner directed by the Person or Persons indemnified or intended to be indemnified, will resist and defend such action, suit or proceeding or cause the same to be resisted and defended by counsel designated by the Company (which counsel shall be reasonably satisfactory to the Person or Persons indemnified or intended to be indemnified). Each Indemnitee will use its best efforts to cooperate in the defense of any such action, suit or proceeding. If the Company shall fail to do any act or thing which it has covenanted to do hereunder or any representation or warranty on the part of the Company contained herein shall be breached, the Syndication Agent may (but shall not be obligated to) do the same or cause it to be done or remedy any such breach, and may expend its funds for such purpose. Any and all amounts so expended by the Syndication Agent shall be repayable to it by the Company immediately upon the Syndication Agent's demand therefor, with interest at a rate per annum (computed on the basis of a year consisting of 365 or, when appropriate, 366 days) equal to the sum of (i) the Alternate Base Rate in effect from time to time during the period from and including the date so expended by the Syndication Agent to the date of repayment, PLUS (ii) two percent (2%) per annum. The Company shall have no obligation to any Indemnitee under this Section 10.07 to the extent that Indemnified Liabilities result from gross negligence or wilful misconduct on the part of such Indemnitee. The obligations of the Company under this Section
10.07 shall survive the termination of this Agreement and the discharge of the Company's other obligations hereunder. The obligations of each Bank (and of each other Indemnitee with respect to such Bank) under this Section 10.07 shall survive the termination of this Agreement or, if earlier, the termination of the Revolving Credit Commitment and Swing Line Commitment, if any, of such Bank.

  SECTION 10.08. REFERENCE BANKS. Each Reference Bank agrees to use its best efforts to furnish quotations to the Administrative Agent as contemplated hereby by 10:30 a.m., New York City time, on the day such quotations are required to be furnished hereunder. If any Reference Bank does not furnish a timely quotation, the Administrative Agent shall determine the relevant Eurodollar Rate, Term Federal Funds Rate or Certificate of Deposit Rate, as the case may be, on the basis of the quotations, if any, furnished by the remaining Reference Banks and, in the event that all Reference Banks fail to so furnish a quotation, on the basis of such other information as the Administrative Agent in its sole discretion shall deem appropriate. If any Reference Bank assigns its Notes to an unaffiliated institution, the Administrative Agent shall, in consultation with the Company, and with the consent of the Required Banks, appoint another Bank to act as a Reference Bank hereunder. If the Company is entitled to replace any Bank (which is also a Reference Bank) as provided in Section 2.09(e), Section 2.13(c), Section 2.14 or Section 4.03(b) hereof, the Company may, in consultation with the Administrative Agent, and with the consent of the Required Banks, appoint a replacement Reference Bank.

  SECTION 10.09. HEADINGS. Article and Section headings used in this Agreement are for convenience of reference only and shall not affect the construction of this Agreement.

  SECTION 10.10. CIRCUMSTANCES REQUIRING CONSULTATION. In the event that (i) additional amounts have become payable to an Affected Bank as a result of the occurrence of circumstances referred to in Section 2.09 hereof, (ii) any Affected Bank shall have made a determination pursuant to Section 4.03(a) hereof, or (iii) additional amounts have become payable to any Bank or any Participant pursuant to Section 2.13 hereof, then, and in any such event, such Affected Bank, Bank or Participant, as the case may be, shall promptly consult with the Administrative Agent and the Company in order to endeavor, and such Affected Bank, Bank or Participant, as the case may be, shall use its best efforts, to take such action as, in the good faith judgment of such Affected Bank, Bank or Participant, is then reasonable and practicable under the circumstances (including, without limitation, changing the location of its lending office or participating office, as the case may be, in order to move the situs of such Affected Bank's or Bank's Loans or such Participant's participation to another jurisdiction, if possible without material liability, cost or expense to such Affected Bank, Bank or Participant and without material reduction to such Affected Bank or Bank of any amount otherwise receivable by such Affected Bank or Bank under this Agreement and such Affected Bank's or Bank's Notes or receivable by such Participant under its participation) to mitigate or eliminate the effect of such event. In addition, in the event that
(i) any Bank or Participant shall, as a result of reserves maintained by such Bank or Participant with any Federal Reserve Bank of the United States in connection with any of the Loans or participations, be entitled to receive, and receive, amounts from such Federal Reserve Bank (in the form of interest or otherwise) in respect of such reserves, or (ii) any Bank or Participant shall receive any similar (or other) benefit as a result of actions taken by such Bank or Participant with respect to any Capital Adequacy Rule, then, and in any such event, such Bank or Participant shall promptly consult with the Administrative Agent and the Company in order to endeavor, and such Bank or Participant shall use its best efforts, to take such action as, in the good faith judgment of such Bank or Participant, is then reasonable and practicable under the circumstances to give the benefit of such amounts or benefits to the Company.

  SECTION 10.11. EXECUTION IN COUNTERPARTS. This Agreement may be executed in any number of counterparts and by different parties hereto on separate counterparts, each of which counterparts, when so executed and delivered, shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same Agreement.

  SECTION 10.12. GOVERNING LAW. THIS AGREEMENT AND EACH NOTE SHALL BE DEEMED TO BE A CONTRACT MADE UNDER THE LAWS OF THE STATE OF NEW YORK, AND FOR ALL PURPOSES SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAWS OF SAID STATE WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

  SECTION 10.13. CONSENT TO JURISDICTION AND SERVICE OF PROCESS; WAIVER OF JURY TRIAL. ALL JUDICIAL PROCEEDINGS BROUGHT AGAINST THE COMPANY WITH RESPECT TO THIS AGREEMENT OR ANY NOTE MAY BE BROUGHT IN ANY STATE OR FEDERAL COURT OF COMPETENT JURISDICTION IN THE CITY OF NEW YORK, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, THE COMPANY ACCEPTS, FOR ITSELF AND IN CONNECTION WITH ITS PROPERTIES, GENERALLY AND UNCONDITIONALLY, THE NONEXCLUSIVE JURISDICTION OF THE AFORESAID COURTS, AND IRREVOCABLY AGREES TO BE BOUND BY ANY FINAL JUDGMENT RENDERED THEREBY IN CONNECTION WITH THIS AGREEMENT FROM WHICH NO APPEAL HAS BEEN TAKEN OR IS AVAILABLE. THE COMPANY IRREVOCABLY AGREES THAT ALL PROCESS IN ANY SUCH PROCEEDINGS IN ANY SUCH COURT MAY BE EFFECTED BY MAILING A COPY THEREOF BY REGISTERED OR CERTIFIED MAIL (OR ANY SUBSTANTIALLY SIMILAR FORM OF MAIL), POSTAGE PREPAID, TO IT AT ITS ADDRESS SET FORTH ON SCHEDULE II HERETO OR AT SUCH OTHER ADDRESS OF WHICH THE SYNDICATION AGENT SHALL HAVE BEEN NOTIFIED PURSUANT HERETO, SUCH SERVICE BEING HEREBY ACKNOWLEDGED BY THE COMPANY TO BE EFFECTIVE AND BINDING SERVICE IN EVERY RESPECT. EACH OF THE COMPANY, THE AGENTS, THE CO-AGENTS AND THE BANKS IRREVOCABLY WAIVES, TO THE EXTENT PERMITTED BY APPLICABLE LAW, TRIAL BY JURY AND ANY OBJECTION, INCLUDING, WITHOUT LIMITATION, ANY OBJECTION OF THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY SUCH ACTION OR PROCEEDING IN ANY SUCH JURISDICTION. NOTHING HEREIN SHALL AFFECT THE RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY APPLICABLE LAW OR LIMIT THE RIGHT OF ANY BANK TO BRING PROCEEDINGS AGAINST THE COMPANY IN THE COURT OF ANY OTHER COMPETENT JURISDICTION.

  SECTION 10.14. SEVERABILITY OF PROVISIONS. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.

  SECTION 10.15. WAIVER OF CERTAIN PROVISIONS UNDER THE EXISTING CREDIT AGREEMENT. Each Bank which is also a party to the Existing Credit Agreement (whether acting in its capacity as a bank or an agent thereunder) and the Company (i) hereby agree that on the Effective Date the commitments under the Existing Credit

Agreement shall be terminated, and the loans, if any, outstanding thereunder, and accrued interest thereon, and any accrued facility fee, shall be prepaid by the Company, and (ii) hereby waive any provisions of the Existing Credit Agreement which would require a longer notice period or a different type of notice.

  SECTION 10.16. PROCEDURES RELATING TO ADDENDUM. On or prior to the Effective Date a bank may deliver an Addendum in accordance with the provisions of this
Section 10.16.

  (a) BANKS LISTED ON THE SIGNATURE PAGES. A bank listed on the signature pages hereto may become a party hereto, and may increase or decrease the amount of its Revolving Credit Commitment and Swing Line Commitment, if any, as set forth opposite its name on Schedule I hereto by delivering an Addendum, appropriately completed and duly executed, to the Company. Upon acceptance of such Addendum by the Company, such bank shall become a party to this Agreement as a Bank with the Revolving Credit Commitment and Swing Line Commitment, if any, set forth in such Addendum with the same effect as if such bank had executed this Agreement by signing on the signature pages hereto.

  (b) BANKS NOT LISTED ON SIGNATURE PAGES. A bank not listed on the signature pages to this Agreement may become a party hereto by delivering an Addendum, appropriately completed and duly executed, to the Company. Upon acceptance of such Addendum by the Company, such bank shall become a party to this Agreement as a Bank with the Revolving Credit Commitment and Swing Line Commitment, if any, set forth in such Addendum with the same effect as if such bank had executed this Agreement by signing on the signature pages hereto.

  (c) AUTOMATIC AMENDMENT OF THE AGREEMENT. Upon acceptance by the Company of an Addendum conforming to the requirements of this Section 10.16, Schedule I and
Schedule II hereto shall be amended automatically to reflect the changes in Revolving Credit Commitments and Swing Line Commitments, if any, and other information set forth in such Addendum.

  (d) NOTIFICATION OF ADMINISTRATIVE AGENT, ETC. The Company shall notify the Administrative Agent promptly of the Company's acceptance of any Addendum and shall furnish the Administrative Agent copies of the same. The Company may not accept an Addendum after the Effective Date.

  SECTION 10.17. MAXIMUM INTEREST. Nothing contained in this Agreement shall be deemed to establish or require the payment of interest at a rate in excess of the maximum rate permitted by applicable law. In the event that the rate of interest required to be paid to any of the Banks under this Agreement exceeds the maximum rate permitted by applicable law, the rate of interest required to be paid to such Banks hereunder shall be automatically reduced to the maximum rate permitted by applicable law.

  SECTION 10.18. SPECIAL TERMINATION PROVISION. If the Effective Date has not occurred on or prior to April 30, 1997, then the obligations of the Banks hereunder shall terminate and this Agreement shall cease to be binding upon the parties hereto, except that the obligations of the Company under Section 10.04 and Section 10.07 hereof shall survive such termination.


  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.



                                 OCCIDENTAL PETROLEUM CORPORATION,


                                     By  /s/ Shelley D. Green
                                       ----------------------------------------
                                         Name:   Shelley D. Green
                                         Title:  Assistant Treasurer



                                 J.P. MORGAN SECURITIES INC., as Co-Syndication
                                      Agent,


                                     By  /s/ David A. Nass, Jr.
                                       -----------------------------------------
                                         Name:   David A. Nass, Jr.
                                         Title:  Vice President



                                 MORGAN GUARANTY TRUST COMPANY OF NEW YORK,
                                   in its individual capacity and as
                                   Syndication Agent,


                                     By  /s/ Diana H. Imhof
                                       -----------------------------------------
                                         Name:   Diana H. Imhof
                                         Title:  Vice President



                                 THE BANK OF NOVA SCOTIA, in its individual
                                   capacity and as Administrative Agent,


                                     By  /s/ M. Van Otterloo
                                       -----------------------------------------
                                         Name:   M. Van Otterloo
                                         Title:  Senior Relationship Manager

                                 BANK OF AMERICA NATIONAL TRUST AND
                                   SAVINGS ASSOCIATION,


                                     By  /s/ Robert Eaton
                                       -----------------------------------------
                                         Name:   Robert Eaton
                                         Title:  Vice President



                                 BANCAMERICA SECURITIES, INC., as Co-
                                   Syndication Agent,


                                     By  /s/ Steven F. Sterling
                                       -----------------------------------------
                                         Name:   Steven F. Sterling
                                         Title:  Vice President



                                 THE CHASE MANHATTAN BANK, in its individual
                                   capacity and as Documentation Agent,


                                     By  /s/ Mary Jo Woodford
                                       -----------------------------------------
                                         Name:   Mary Jo Woodford
                                         Title:  Vice President



                                 ROYAL BANK OF CANADA, in its individual
                                   capacity and as a Co-Agent,


                                     By  /s/ Bernard J. Belliveau
                                       -----------------------------------------
                                         Name:   Bernard J. Belliveau
                                         Title:  Senior Manager



                                 ABN AMRO BANK N.V., in its individual capacity
                                   and as a Co-Agent,


                                     By  /s/ Paul K. Stimpfl
                                       -----------------------------------------
                                         Name:   Paul K. Stimpfl
                                         Title:  Vice President


                                     By  /s/ Matthew S. Thomson
                                       -----------------------------------------
                                         Name:   Matthew S. Thomson
                                         Title:  Group Vice President/Director

                                 THE BANK OF NEW YORK, in its individual
                                   capacity and as a Co-Agent,


                                     By  /s/ Daniel T. Gates
                                       -----------------------------------------
                                         Name:   Daniel T. Gates
                                         Title:  Vice President



                                 CANADIAN IMPERIAL BANK OF COMMERCE, in its
                                   individual capacity and as a Co-Agent,


                                     By  /s/ Michael A.G. Corkum
                                       -----------------------------------------
                                         Name:   Michael A.G. Corkum
                                         Title:  Authorized Signatory



                                 CITICORP USA, INC., in its individual capacity
                                   and as a Co-Agent,


                                     By  /s/ Arezoo Jafari
                                       -----------------------------------------
                                         Name:   Arezoo Jafari
                                         Title:  Assistant Vice President



                                 CREDIT LYONNAIS NEW YORK BRANCH, in its
                                   individual capacity and as a Co-Agent,


                                     By  /s/ Pascal Poupelle
                                       -----------------------------------------
                                         Name:   Pascal Poupelle
                                         Title:  Authorized Signature



                                 CREDIT SUISSE FIRST BOSTON, in its individual
                                   capacity and as a Co-Agent,


                                     By  /s/ David J. Worthington
                                       -----------------------------------------
                                         Name:   David J. Worthington
                                         Title:  Managing Director


                                     By  /s/ Maria N. Gaspara
                                       -----------------------------------------
                                         Name:   Maria N. Gaspara
                                         Title:  Associate

                                 THE FIRST NATIONAL BANK OF BOSTON, in its
                                   individual capacity and as a Co-Agent,


                                     By  /s/ J.R. Vaughan, Jr.
                                       -----------------------------------------
                                         Name:   J.R. Vaughan, Jr.
                                         Title:  Director Energy & Utilities



                                 THE FUJI BANK, LIMITED, LOS ANGELES AGENCY,
                                   in its individual capacity and as a Co-Agent,


                                     By  /s/ Nobuhiro Umemura
                                       -----------------------------------------
                                         Name:   Nobuhiro Umemura
                                         Title:  Joint General Manager



                                 THE INDUSTRIAL BANK OF JAPAN, LIMITED,
                                   LOS ANGELES AGENCY, in its individual
                                   capacity and as a Co-Agent,


                                     By  /s/ Carl-Eric Benzinger
                                       -----------------------------------------
                                         Name:   Carl-Eric Benzinger
                                         Title:  Senior Vice President



                                 NATIONSBANK OF TEXAS, N.A., in its individual
                                   capacity and as a Co-Agent,


                                     By  /s/ Richard P. Stults
                                       -----------------------------------------
                                         Name:   Richard P. Stults
                                         Title:  Vice President



                                 TORONTO DOMINION (TEXAS), INC., in its
                                   individual capacity and as a Co-Agent,


                                     By  /s/ Frederic Hawley
                                       -----------------------------------------
                                         Name:   Frederic Hawley
                                         Title:  Vice President

                                 UNION BANK OF SWITZERLAND, HOUSTON AGENCY, in
                                   its individual capacity and as a Co-Agent,


                                     By  /s/ Kelly Boots
                                       -----------------------------------------
                                         Name:   Kelly Boots
                                         Title:  Assistant Vice President


                                     By  /s/ W. Benson Vance
                                       -----------------------------------------
                                         Name:   W. Benson Vance
                                         Title:  Assistant Vice President



                                 BANQUE NATIONALE DE PARIS,


                                     By  /s/ J.L. Tourne
                                       -----------------------------------------
                                         Name:   J.L. Tourne
                                         Title:  V.P. & Deputy Manager


                                     By  /s/ F. Merhaut
                                       -----------------------------------------
                                         Name:   F. Merhaut
                                         Title:  Vice President



                                 DRESDNER BANK AG, NEW YORK BRANCH AND GRAND
                                   CAYMAN BRANCH,


                                     By  /s/ Christopher E. Sarisky
                                       -----------------------------------------
                                         Name:   Christopher E. Sarisky
                                         Title:  Assistant Treasurer


                                     By  /s/ John W. Sweeney
                                       -----------------------------------------
                                         Name:   John W. Sweeney
                                         Title:  Assistant Vice President



                                 MELLON BANK, N.A.,


                                     By  /s/ A. Gary Chace
                                       -----------------------------------------
                                         Name:   A. Gary Chace
                                         Title:  Senior Vice President

                                 THE SAKURA BANK, LIMITED,


                                     By  /s/ Ofusa Sato
                                       -----------------------------------------
                                         Name:   Ofusa Sato
                                         Title:  Senior Vice President and
                                                 Assistant General Manager



                                 UNION BANK OF CALIFORNIA,


                                     By  /s/ Walter M. Roth
                                       -----------------------------------------
                                         Name:   Walter M. Roth
                                         Title:  Vice President

                                 ARAB BANK PLC,


                                     By  /s/ Peter Boyadjian
                                       -----------------------------------------
                                         Name:   Peter Boyadjian
                                         Title:  Senior Vice President



                                 AUSTRALIA & NEW ZEALAND BANKING GROUP, LIMITED,


                                     By  /s/ S. V. Christenson
                                       -----------------------------------------
                                         Name:   S. V. Christenson
                                         Title:  Vice President



                                 BANK BRUSSELS LAMBERT, NEW YORK BRANCH,


                                     By  /s/ Maria Laudicina Boyer
                                       -----------------------------------------
                                         Name:   Maria Laudicina Boyer
                                         Title:  Assistant Vice President


                                     By  /s/ Dominick H. J. Vangaever
                                       -----------------------------------------
                                         Name:   Dominick H. J. Vangaever
                                         Title:  Senior Vice President Credit

                                 BANK OF MONTREAL,


                                     By  /s/ Warren R. Wimmer
                                       -----------------------------------------
                                         Name:   Warren R. Wimmer
                                         Title:  Director



                                 GULF INTERNATIONAL BANK B.S.C.,


                                     By  /s/ Abdel-Fattah Tahoun
                                       -----------------------------------------
                                         Name:   Abdel-Fattah Tahoun
                                         Title:  Senior Vice President


                                     By  /s/ Haytham F. Khalil
                                       -----------------------------------------
                                         Name:   Haytham F. Khalil
                                         Title:  Assistant Vice President



                                 KREDIETBANK N.V.,


                                     By  /s/ Robert Snauffer
                                       -----------------------------------------
                                         Name:   Robert Snauffer
                                         Title:  Vice President


                                     By  /s/ Tod R. Angus
                                       -----------------------------------------
                                         Name:   Tod R. Angus
                                         Title:  Vice President



                                 STANDARD CHARTERED BANK,


                                     By  /s/ Kristina McDavid
                                       -----------------------------------------
                                         Name:   Kristina McDavid
                                         Title:  Vice President


                                     By  /s/ David D. Cutting
                                       -----------------------------------------
                                         Name:   David D. Cutting
                                         Title:  Senior Vice President

                                 THE SUMITOMO BANK, LIMITED,


                                     By  /s/ Goro Hirai
                                       -----------------------------------------
                                         Name:   Goro Hirai
                                         Title:  Joint General Manager



                                 THE TOKAI BANK, LIMITED, LOS ANGELES AGENCY,


                                     By  /s/ Masahiko Saito
                                       -----------------------------------------
                                         Name:   Masahiko Saito
                                         Title:  Asst. General Manager

                                                                   SCHEDULE I TO
                                                                CREDIT AGREEMENT


                             AMOUNT OF COMMITMENTS

                                       AMOUNT OF
                                       REVOLVING       AMOUNT OF
                                        CREDIT        SWING LINE
NAME OF BANK                          COMMITMENT      COMMITMENT
------------                          ----------      ----------

MORGAN GUARANTY TRUST                $ 135,000,000    $ 100,000,000
 COMPANY OF NEW YORK

THE BANK OF NOVA SCOTIA              $ 135,000,000    $ 100,000,000

BANK OF AMERICA                      $ 135,000,000    $ 100,000,000
 NATIONAL TRUST AND
 SAVINGS ASSOCIATION

THE CHASE MANHATTAN BANK             $ 135,000,000    $ 100,000,000

ROYAL BANK OF CANADA                 $ 100,000,000    $ 100,000,000

ABN AMRO BANK N.V.                   $ 100,000,000          ---

THE BANK OF NEW YORK                 $ 100,000,000          ---

CANADIAN IMPERIAL BANK OF            $ 100,000,000          ---
 COMMERCE

CITICORP USA, INC.                   $ 100,000,000          ---

CREDIT LYONNAIS NEW YORK             $ 100,000,000          ---
 BRANCH

CREDIT SUISSE FIRST BOSTON           $ 100,000,000          ---

THE FIRST NATIONAL BANK              $ 100,000,000          ---
 OF BOSTON

THE FUJI BANK, LIMITED,              $ 100,000,000          ---
 LOS ANGELES AGENCY


                                      AMOUNT OF
                                      REVOLVING        AMOUNT OF
                                       CREDIT         SWING LINE
NAME OF BANK                         COMMITMENT       COMMITMENT
------------                         ----------       ----------

THE INDUSTRIAL BANK OF
 JAPAN, LIMITED, LOS                 $ 100,000,000        ---
 ANGELES AGENCY

NATIONSBANK OF TEXAS,                $ 100,000,000        ---
 N.A.

TORONTO DOMINION                     $ 100,000,000        ---
 (TEXAS), INC.

UNION BANK OF                        $ 100,000,000        ---
 SWITZERLAND, HOUSTON
 AGENCY

BANQUE NATIONALE DE PARIS            $  60,000,000        ---

DRESDNER BANK AG, NEW                $  60,000,000        ---
 YORK BRANCH AND GRAND
 CAYMAN BRANCH

MELLON BANK, N.A.                    $  60,000,000        ---

THE SAKURA BANK, LIMITED             $  60,000,000        ---

UNION BANK OF CALIFORNIA             $  60,000,000        ---

ARAB BANK Plc                        $  40,000,000        ---

AUSTRALIA & NEW ZEALAND              $  40,000,000        ---
 BANKING GROUP, LIMITED

BANK BRUSSELS LAMBERT,               $  40,000,000        ---
 NEW YORK BRANCH

BANK OF MONTREAL                     $  40,000,000        ---

GULF INTERNATIONAL BANK              $  40,000,000        ---
 B.S.C.

KREDIETBANK N.V.                     $  40,000,000        ---


                                  Sch. I, p.2

                                         AMOUNT OF
                                         REVOLVING         AMOUNT OF
                                          CREDIT          SWING LINE
NAME OF BANK                            COMMITMENT        COMMITMENT
------------                            ----------        ----------

STANDARD CHARTERED BANK              $   40,000,000         ---

THE SUMITOMO BANK,                   $   40,000,000         ---
LIMITED

THE TOKAI BANK, LIMITED,             $   40,000,000         ---
 LOS ANGELES AGENCY
                                     --------------    ------------

TOTAL COMMITMENT                     $2,500,000,000    $500,000,000
 AMOUNT


                                  Sch. I, p.3

                                                                  SCHEDULE II TO
                                                                CREDIT AGREEMENT

                  ADDRESSES, TELECOPIER AND TELEPHONE NUMBERS

If to OCCIDENTAL             OCCIDENTAL PETROLEUM CORPORATION
PETROLEUM CORPORATION:       10889 Wilshire Boulevard
                             Los Angeles, CA 90024
                             Attention:  Treasurer
                             Tel. No. (310) 208-8800
                             Telecopier No. (310) 443-6694

If to J.P. MORGAN            J.P. MORGAN SECURITIES INC.
SECURITIES INC.:             60 Wall Street
                             New York, NY 10260-0060
                             Attention:  Mr. David Nass
                             Tel. No. (212) 648-6993
                             Telecopier No. (212) 648-5016

If to MORGAN GUARANTY        MORGAN GUARANTY TRUST COMPANY
TRUST COMPANY OF NEW         OF NEW YORK
YORK:                        60 Wall Street
                             New York, NY 10260-0060
                             Attention:  Mr. Robert M. Osieski
                             Tel. No. (212) 648-7173
                             Telecopier No. (212) 648-5018

If to THE BANK OF NOVA       THE BANK OF NOVA SCOTIA
SCOTIA:                      600 Peachtree Street N.E.,
                             Suite 2700
                             Atlanta, GA 30308-2214
                             Attention: Michael J. Silveira
                             Tel. No. (404) 877-1522
                             Telecopier No. (404) 888-8998

                             With copy to:

                             THE BANK OF NOVA SCOTIA
                             580 California Street, Suite 2100
                             San Francisco, CA 94104
                             Attention: Mr. Maarten Van Otterloo
                             Tel. No. (415) 986-1100
                             Telecopier No. (415) 397-0791


If to BANCAMERICA            BANCAMERICA SECURITIES, INC.
SECURITIES, INC.:            Loan Syndications and Trading 9293
                             555 California Street, 12th floor
                             San Francisco, California 94104
                             Attention: Steve Sterling
                             Tel. No.  (415) 622-8703
                             Telecopier No. (415) 953-1873

If to BANK OF AMERICA        BANK OF AMERICA NATIONAL TRUST
NATIONAL TRUST AND           AND SAVINGS ASSOCIATION
SAVINGS ASSOCIATION:         555 California Street
                             San Francisco, CA 94104
                             Attention:  Mr. E. Joseph Goodreault
                             Tel. No. (415) 622-4578
                             Telecopier No.  (415) 622-2514

If to THE CHASE MANHATTAN    THE CHASE MANHATTAN BANK
BANK:                        1 Chase Plaza
                             3rd Floor
                             New York, NY 10081
                             Attention:  Ms. Mary Jo Woodford
                             Tel. No. (212) 552-5517
                             Telecopier No. (212) 552-1687


If to ROYAL BANK OF          ROYAL BANK OF CANADA
CANADA:                      600 Wilshire Boulevard
                             Suite 800
                             Los Angeles, CA 90017
                             Attention:  Mr. Bernard J. Belliveau
                             Tel. No. (213) 955-5300
                             Telecopier No. (213) 955-5350

If to ABN AMRO               ABN AMRO BANK N.V.
BANK N.V.:                   300 South Grand Avenue
                             Suite 1115
                             Los Angeles, CA 90071-7519
                             Attention:  Mr. Paul K. Stimpfl
                             Tel. No. (213) 687-2303
                             Telecopier No. (213) 687-2061

If to ARAB BANK PLC:         ARAB BANK PLC
                             520 Madison Avenue
                             New York, NY 10022
                             Attention:  Mr. Peter R. Boyadjian
                             Tel. No. (212) 715-9700
                             Telecopier No. (212) 593-4632 or
                                 (212) 223-3175

If to AUSTRALIA &            AUSTRALIA & NEW ZEALAND BANKING
NEW ZEALAND BANKING          GROUP, LIMITED
GROUP, LIMITED:              1177 Avenue of the Americas
                             New York, NY 10036-2798
                             Attention: Mr. Stephen V. Christenson
                             Tel. No. (212) 801-9122
                             Telecopier No. (212) 801-9131

                                 Sch. II, p.2

If to BANK BRUSSELS          BANK BRUSSELS LAMBERT, NEW YORK
LAMBERT, NEW YORK            BRANCH
BRANCH:                      630 5th Avenue, Suite 20201
                             New York, NY 10111-0020
                             Attention: Ms. Joyce A. Thunnissen
                             Tel. No. (212) 632-5317
                             Telecopier No. (212) 333-5786

If to BANK OF MONTREAL:      BANK OF MONTREAL
                             601 South Figueroa Street
                             Suite 4900
                             Los Angeles, CA 90017
                             Attention:  Mr. Warren R. Wimmer
                             Tel. No. (213) 239-0633
                             Telecopier No. (213) 239-0680

If to THE BANK OF            THE BANK OF NEW YORK
NEW YORK:                    One Wall Street
                             19th Floor
                             New York, NY 10286
                             Attention:  Mr. Daniel T. Gates
                             Tel. No. (212) 635-7889
                             Telecopier No. (212) 635-7923

If to BANQUE NATIONALE       BANQUE NATIONALE DE PARIS
DE PARIS:                    725 South Figueroa Street
                             Suite 2090
                             Los Angeles, CA 90017
                             Attention:  Mr. Jean-Louis Tourne
                             Tel. No. (213) 688-6424
                             Telecopier No. (213) 488-9602

If to CANADIAN IMPERIAL      CANADIAN IMPERIAL BANK OF
BANK OF COMMERCE:            COMMERCE
                             425 Lexington Avenue
                             New York, NY 10017
                             Attention:  Mr. Robert J. Munch
                             Tel. No. (212) 856-3501
                             Telecopier No. (212) 885-4981

If to CITICORP USA, INC.:    CITICORP USA, INC.
                             1200 Smith Street
                             Suite 2000
                             Houston, TX 77002
                             Attention:  Ms. Lydia G. Junek
                             Tel. No. (713) 654-3447
                             Telecopier No. (713) 654-2849

                                 Sch. II, p.3

If to CREDIT LYONNAIS        CREDIT LYONNAIS NEW YORK BRANCH
NEW YORK BRANCH:             Houston Representative Office
                             1000 Louisiana
                             Suite 5360
                             Houston, TX 77002
                             Attention:  Mr. C. Page Dillehunt
                             Tel. No. (713) 753-8719
                             Telecopier No. (713) 751-0307

If to CREDIT SUISSE          CREDIT SUISSE FIRST BOSTON
FIRST BOSTON:                633 West 5th Street
                             64th Floor
                             Los Angeles, CA 90071
                             Attention:  Mr. Stephen M. Flynn
                             Tel. No. (213) 955-8215
                             Telecopier No. (213) 955-8245

If to DRESDNER BANK AG,      DRESDNER BANK AG, NEW YORK
NEW YORK BRANCH AND          BRANCH AND GRAND CAYMAN BRANCH
GRAND CAYMAN BRANCH:         333 South Grand Avenue
                             Suite 1700
                             Los Angeles, CA 90071
                             Attention:  Mr. Jon M. Bland
                             Tel. No. (213) 473-5410
                             Telecopier No. (213) 473-5450

If to THE FIRST NATIONAL     THE FIRST NATIONAL BANK OF
BANK OF BOSTON:              BOSTON
                             100 Federal Street
                             Mail Stop 01-08-02
                             Boston, MA 02110
                             Attention:  Mr. John R. Vaughan
                             Tel. No. (617) 434-4898
                             Telecopier No. (617) 434-3652

If to THE FUJI BANK,         THE FUJI BANK, LIMITED, LOS
LIMITED,                     ANGELES AGENCY
LOS ANGELES AGENCY:          333 South Hope Street
                             Suite 3900
                             Los Angeles, CA 90071
                             Attention:  Mr. Mano Mylvaganam
                             Tel. No. (213) 253-4130
                             Telecopier No. (213) 253-4198

If to GULF INTERNATIONAL     GULF INTERNATIONAL BANK B.S.C.
BANK B.S.C.:                 380 Madison Avenue
                             21st Floor
                             New York, NY 10017
                             Attention:  Mr. William B. Shepard
                             Tel. No. (212) 922-2323
                             Telecopier No. (212) 922-2339

                                 Sch. II, p.4

If to THE INDUSTRIAL BANK    THE INDUSTRIAL BANK OF JAPAN,
OF JAPAN, LIMITED, LOS       LIMITED, LOS ANGELES AGENCY
ANGELES AGENCY:              350 Grand Avenue
                             Suite 1500
                             Los Angeles, CA 90071
                             Attention:  Mr. Carl-Eric Benzinger
                             Tel. No. (213) 893-6422
                             Telecopier No. (213) 488-9840

If to KREDIETBANK N.V.:      KREDIETBANK N.V.
                             550 South Hope Street
                             Suite 1775
                             Los Angeles, CA 90071
                             Attention:  Mr. Luc Cools
                             Tel. No. (213) 624-0401
                             Telecopier No. (213) 629-5801

If to MELLON BANK, N.A.:     MELLON BANK, N.A.
                             Three Mellon Bank Center
                             23rd Floor
                             Loan Administration
                             Pittsburgh, PA 15259
                             Attention: Ms. Jennifer Ratay
                             Tel. No. (412) 234-5767
                             Telecopier No. (412) 236-2027

                             With copy to:

                             MELLON BANK, N.A.
                             One Mellon Bank Center
                             Pittsburgh, PA 15258-0001
                             Attention:  Mr. A. Gary Chace
                             Tel. No. (412) 236-2786
                             Telecopier No. (412) 236-1840

If to NATIONSBANK OF         NATIONSBANK OF TEXAS, N.A.
TEXAS, N.A.:                 Energy Banking Group
                             901 Main
                             49th Floor
                             Dallas, TX 75202
                             Attention:  Mr. Roger S. Manny
                             Tel. No. (214) 508-1246
                             Telecopier No. (214) 508-1285

                             With copy to:

                             NATIONSBANK OF TEXAS, N.A.
                             Energy Banking Group
                             Denver, CO 80202-5632
                             Attention:  Mr. Richard P. Stults
                             Tel. No. (303) 629-6969
                             Telecopier No. (303) 629-6303

                                 Sch. II, p.5

If to THE SAKURA BANK,       THE SAKURA BANK, LIMITED
LIMITED:                     515 South Figueroa Street
                             Suite 400
                             Los Angeles, CA 90071
                             Attention: Mr. Jonathan R. Hainer
                             Tel. No. (213) 489-6479
                             Telecopier No. (213) 623-8692

If to STANDARD CHARTERED     STANDARD CHARTERED BANK
BANK:                        707 Wilshire Boulevard, W14-19
                             Los Angeles, CA 90017
                             Attention:  Ms. Mary J. Machado-
                              Schammel
                             Tel. No. (213) 614-4756
                             Telecopier No. (213) 614-5158

If to THE SUMITOMO BANK,     THE SUMITOMO BANK, LIMITED
LIMITED:                     777 South Figueroa Street
                             Suite 2600
                             Los Angeles, CA 90017
                             Attention:  Mr. Mark A. Tito
                             Tel. No. (213) 955-0867
                             Telecopier No. (213) 623-6830

If to THE TOKAI BANK,        THE TOKAI BANK, LIMITED,
LIMITED, LOS ANGELES         LOS ANGELES AGENCY
AGENCY:                      300 South Grand Avenue
                             7th Floor
                             Los Angeles, CA 90071
                             Attention:  Mr. Chihiro Kato
                             Tel. No. (213) 972-8430
                             Telecopier No. (213) 689-3200

If to TORONTO DOMINION       TORONTO DOMINION (TEXAS), INC.
(TEXAS), INC.:               909 Fannin Street
                             Houston, TX 77010
                             Attention:  Mr. John R. Geresi
                             Tel. No. (713) 653-8207
                             Telecopier No. (713) 951-9921

If to UNION BANK OF          UNION BANK OF CALIFORNIA
CALIFORNIA:                  445 South Figueroa Street
                             Los Angeles, CA 90071
                             Attention:  Mr. Walter Roth
                             Tel. No. (213) 236-5772
                             Telecopier No. (213) 236-4096

                                 Sch. II, p.6

If to UNION BANK             UNION BANK OF SWITZERLAND,
OF SWITZERLAND,              HOUSTON AGENCY
HOUSTON AGENCY:              1100 Louisiana
                             Suite 4500
                             Houston, TX 77002
                             Attention: Ms. Cynthia A.P. Deere
                             Tel. No. (713) 655-6544
                             Telecopier No. (713) 655-6555


                                 Sch. II, p.7

                                                                     EXHIBIT A-1



                       OCCIDENTAL PETROLEUM CORPORATION

                               COMPETITIVE NOTE


$2,500,000,000                                                New York, New York
                                                                  March 20, 1997


  FOR VALUE RECEIVED, the undersigned, OCCIDENTAL PETROLEUM CORPORATION, a Delaware corporation (the "COMPANY"), hereby promises to pay to the order of
[   ] (the "BANK"), at the office of The Bank of Nova Scotia, at One Liberty
Plaza, New York, New York 10006, on (i) the last day of each Interest Period as defined in the Credit Agreement dated as of March 20, 1997, among the Company, the banks parties thereto, J.P. Morgan Securities Inc. and BancAmerica Securities, Inc., as co-syndication agents, Morgan Guaranty Trust Company of New York, as syndication agent from and after the execution and delivery of such Credit Agreement, The Chase Manhattan Bank, as documentation agent and The Bank of Nova Scotia, as administrative agent, as the same may at any time be amended or modified and in effect (the "CREDIT AGREEMENT"), the aggregate unpaid principal amount of all Competitive Loans (as defined in the Credit Agreement) made by the Bank to the Company pursuant to the Credit Agreement to which such Interest Period applies and (ii) the Maturity Date (as defined in the Credit Agreement), the lesser of the principal sum of TWO BILLION FIVE HUNDRED MILLION DOLLARS ($2,500,000,000) and the aggregate unpaid principal amount of all Competitive Loans made by the Bank to the Company pursuant to the Credit Agreement, in lawful money of the United States of America in immediately available funds, and to pay interest on the unpaid principal amount hereof from time to time outstanding from the date hereof until paid, in like funds, at said office, at a rate or rates per annum and payable on such dates as determined pursuant to the Credit Agreement.

  The Company promises to pay interest, on demand, on any overdue principal hereof from the due date thereof until paid at a rate or rates determined as set forth in the Credit Agreement.

  The Company hereby waives diligence, presentment, demand, protest and notice of any kind whatsoever. The nonexercise by the Bank of any of its rights hereunder in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

  All borrowings evidenced by this Competitive Note (together with the interest rates with respect thereto) and all payments and prepayments of the principal hereof, and the respective dates thereof, shall be endorsed by the Bank on
Schedule 1 attached hereto and made a part hereof, or on a continuation thereof which shall be attached hereto and made a part hereof; PROVIDED, HOWEVER, that any failure of the Bank to make such a notation or any error in such notation shall not in any manner affect the obligation of the Company to make payments of principal and interest with respect hereto in accordance with the terms of this Competitive Note and the Credit Agreement.

  This Competitive Note is one of the Competitive Notes referred to in, and is subject to and governed by the terms and provisions of, the Credit Agreement which, among other things, contains provisions for the acceleration of the maturity hereof upon the happening of certain events, for prepayment of the principal hereof prior to the maturity thereof and for the amendment or waiver of certain provisions of the Credit Agreement, all upon the terms and conditions therein specified. THIS COMPETITIVE NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAWS.


                                       OCCIDENTAL PETROLEUM CORPORATION


                                       By
                                         ------------------------------
                                         Name:
                                         Title:


                                 Exh. A-1, p.2

                                                                      SCHEDULE 1
                                                             TO COMPETITIVE NOTE

                 SCHEDULE 1 ATTACHED TO COMPETITIVE NOTE DATED
              MARCH 20, 1997, OF OCCIDENTAL PETROLEUM CORPORATION,
                       PAYABLE TO THE ORDER OF [       ]

                  COMPETITIVE LOANS AND PAYMENTS OF PRINCIPAL

                                       Amount
         Amount                          of          Unpaid
           of          Interest       Principal     Principal        Notation
Date      Loan           Rate          Repaid        Balance         Made By
----     ------        --------       ---------     ----------       --------
____     ______        ________       _________     __________       _______

____     ______        ________       _________     __________       _______

____     ______        ________       _________     __________       _______

____     ______        ________       _________     __________       _______

____     ______        ________       _________     __________       _______

____     ______        ________       _________     __________       _______

____     ______        ________       _________     __________       _______

____     ______        ________       _________     __________       _______

____     ______        ________       _________     __________       _______

____     ______        ________       _________     __________       _______

____     ______        ________       _________     __________       _______

____     ______        ________       _________     __________       _______

____     ______        ________       _________     __________       _______

____     ______        ________       _________     __________       _______


                                                                     EXHIBIT A-2



                        OCCIDENTAL PETROLEUM CORPORATION

                             REVOLVING CREDIT NOTE


$[Amount of Bank's Revolving                                  New York, New York
Credit Commitment]                                                March 20, 1997


     FOR VALUE RECEIVED, the undersigned, OCCIDENTAL PETROLEUM CORPORATION, a Delaware corporation (the "COMPANY"), hereby promises to pay to the order of [ ] (the "BANK"), at the office of The Bank of Nova Scotia, at One Liberty Plaza, New York, New York 10006, on (i) the last day of each Interest Period as defined in the Credit Agreement dated as of March 20, 1997, among the Company, the banks parties thereto, J.P. Morgan Securities Inc. and BancAmerica Securities, Inc., as co-syndication agents, Morgan Guaranty Trust Company of New York, as syndication agent from and after the execution and delivery of such Credit Agreement, The Chase Manhattan Bank, as documentation agent and The Bank of Nova Scotia, as administrative agent, as the same may at any time be modified or amended and in effect (the "CREDIT AGREEMENT"), the aggregate unpaid principal amount of each Revolving Credit Loan (as defined in the Credit Agreement) made by the Bank to the Company pursuant to the Credit Agreement to which such Interest Period applies and (ii) the Maturity Date (as defined in the Credit Agreement) the lesser of the principal sum of [amount of Bank's Revolving Credit Commitment] DOLLARS ($ ) and the aggregate unpaid principal amount of all Revolving Credit Loans made by the Bank to the Company pursuant to the Credit Agreement, in lawful money of the United States of America in immediately available funds, and to pay interest on the unpaid principal amount hereof from time to time outstanding from the date hereof until paid, in like funds, at said office, at a rate or rates per annum and payable on such dates as determined pursuant to the Credit Agreement.

     The Company promises to pay interest, on demand, on any overdue principal hereof from the due date thereof until paid at a rate or rates determined as set forth in the Credit Agreement.

     The Company hereby waives diligence, presentment, demand, protest and notice of any kind whatsoever. The nonexercise by the Bank of any of its rights hereunder in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

     All borrowings evidenced by this Revolving Credit Note (together with the interest rates with respect thereto) and all payments and prepayments of the principal hereof, and the respective dates thereof, shall be endorsed by the Bank on Schedule 1 attached hereto and made a part hereof, or on a continuation thereof which shall be attached hereto and made a part hereof; PROVIDED, HOWEVER, that any failure of the Bank to make such a notation or any error in such notation shall not in any manner affect the obligation of the Company to make payments of principal and interest with respect hereto in accordance with the terms of this Revolving Credit Note and the Credit Agreement.

     This Revolving Credit Note is one of the Revolving Credit Notes referred to in, and is subject to and governed by the terms and provisions of, the Credit Agreement, which, among other things, contains provisions for the acceleration of the maturity hereof upon the happening of certain events, for prepayment of the principal hereof prior to the maturity thereof and for the amendment or waiver of certain provisions of the Credit Agreement, all upon the terms and conditions therein specified. THIS REVOLVING CREDIT NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAWS.


                                       OCCIDENTAL PETROLEUM CORPORATION


                                       By
                                         ------------------------------
                                         Name:
                                         Title:

                                 Exh. A-2, p.2

                                                                      SCHEDULE 1
                                                                    TO REVOLVING
                                                                     CREDIT NOTE

              SCHEDULE 1 ATTACHED TO REVOLVING CREDIT NOTE DATED
             MARCH 20, 1997, OF OCCIDENTAL PETROLEUM CORPORATION,
                       PAYABLE TO THE ORDER OF [      ]

               REVOLVING CREDIT LOANS AND PAYMENTS OF PRINCIPAL

                               Amount
        Amount                   of          Unpaid
          of      Interest    Principal    Principal     Notation
Date     Loan       Rate       Repaid       Balance      Made By
----    ------    --------    ---------    ----------    --------
____    ______    ________    _________    __________    _______

____    ______    ________    _________    __________    _______

____    ______    ________    _________    __________    _______

____    ______    ________    _________    __________    _______

____    ______    ________    _________    __________    _______

____    ______    ________    _________    __________    _______

____    ______    ________    _________    __________    _______

____    ______    ________    _________    __________    _______

____    ______    ________    _________    __________    _______

____    ______    ________    _________    __________    _______

____    ______    ________    _________    __________    _______

____    ______    ________    _________    __________    _______

____    ______    ________    _________    __________    _______

____    ______    ________    _________    __________    _______


                                                                     EXHIBIT A-3



                       OCCIDENTAL PETROLEUM CORPORATION

                                SWING LINE NOTE


$[Amount of Bank's Swing Line                                 New York, New York
Commitment]                                                       March 20, 1997


     FOR VALUE RECEIVED, the undersigned, OCCIDENTAL PETROLEUM CORPORATION, a Delaware corporation (the "COMPANY"), hereby promises to pay to the order of
[         ] (the "BANK"), at the office of The Bank of Nova Scotia, at One
Liberty Plaza, New York, New York 10006, on (i) the last day of each Interest Period as defined in the Credit Agreement dated as of March 20, 1997, among the Company, the banks parties thereto, J.P. Morgan Securities Inc. and BancAmerica Securities, Inc., as co-syndication agents, Morgan Guaranty Trust Company of New York, as syndication agent from and after the execution and delivery of such Credit Agreement, The Chase Manhattan Bank, as documentation agent and The Bank of Nova Scotia, as administrative agent, as the same may at any time be modified or amended and in effect (the "CREDIT AGREEMENT"), the aggregate unpaid principal amount of each Swing Line Loan (as defined in the Credit Agreement) made by the Bank to the Company pursuant to the Credit Agreement to which such Interest Period applies and (ii) the Maturity Date (as defined in the Credit Agreement), the lesser of the principal sum of [amount of Bank's Swing Line
Commitment] DOLLARS ($         ) and the aggregate unpaid principal amount of
all Swing Line Loans made by the Bank to the Company pursuant to the Credit Agreement, in lawful money of the United States of America in immediately available funds, and to pay interest on the unpaid principal amount hereof from time to time outstanding from the date hereof until paid, in like funds, at said office, at a rate or rates per annum and payable on such dates as determined pursuant to the Credit Agreement.

     The Company promises to pay interest, on demand, on any overdue principal hereof from the due date thereof until paid at a rate or rates determined as set forth in the Credit Agreement.

     The Company hereby waives diligence, presentment, demand, protest and notice of any kind whatsoever. The nonexercise by the Bank of any of its rights hereunder in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

     All borrowings evidenced by this Swing Line Note and all payments and prepayments of the principal hereof, and the respective dates thereof, shall be endorsed by the Bank on Schedule 1 attached hereto and made a part hereof, or on a continuation thereof which shall be attached hereto and made a part hereof; PROVIDED, HOWEVER, that any failure of the Bank to make such a notation or any error in such notation shall not in any manner affect the obligation of the Company to make payments of principal and interest with respect hereto in accordance with the terms of this Swing Line Note and the Credit Agreement.

     This Swing Line Note is one of the Swing Line Notes referred to in, and is subject to and governed by the terms and provisions of, the Credit Agreement, which, among other things, contains provisions for the acceleration of the maturity hereof upon the happening of certain events, for prepayment of the principal hereof prior to the maturity thereof and for the amendment or waiver of certain provisions of the Credit Agreement, all upon the terms and conditions therein specified. THIS SWING LINE NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAWS.

                                       OCCIDENTAL PETROLEUM CORPORATION


                                       By
                                         ------------------------------
                                         Name:
                                         Title:

                                 Exh. A-3, p.2

                                                                      SCHEDULE 1
                                                              TO SWING LINE NOTE

                  SCHEDULE 1 ATTACHED TO SWING LINE NOTE DATED
              MARCH 20, 1997, OF OCCIDENTAL PETROLEUM CORPORATION,
                      PAYABLE TO THE ORDER OF [        ]

                   SWING LINE LOANS AND PAYMENTS OF PRINCIPAL


                                Amount
         Amount                   of         Unpaid
           of      Interest    Principal    Principal     Notation
Date      Loan       Rate       Repaid       Balance      Made By
----     ------    --------    ---------    ----------    --------
____     ______    ________    _________    __________    _______

____     ______    ________    _________    __________    _______

____     ______    ________    _________    __________    _______

____     ______    ________    _________    __________    _______

____     ______    ________    _________    __________    _______

____     ______    ________    _________    __________    _______

____     ______    ________    _________    __________    _______

____     ______    ________    _________    __________    _______

____     ______    ________    _________    __________    _______

____     ______    ________    _________    __________    _______

____     ______    ________    _________    __________    _______

____     ______    ________    _________    __________    _______

____     ______    ________    _________    __________    _______

____     ______    ________    _________    __________    _______


                                                                       EXHIBIT B

                            COMPETITIVE BID REQUEST

                                     [Date]

The Bank of Nova Scotia, as
  Administrative Agent
  for the Banks referred to below
600 Peachtree St. N.E., Suite 2700
Atlanta, Georgia 30308-2214

Attention:  Loan Administration

Ladies and Gentlemen:

          The undersigned, Occidental Petroleum Corporation, a Delaware corporation (the "Company"), refers to the Credit Agreement dated as of March 20, 1997 (the "Credit Agreement"), among the Company, the banks parties thereto, J.P. Morgan Securities Inc. and BancAmerica Securities, Inc., as co-syndication agents, Morgan Guaranty Trust Company of New York, as syndication agent from and after the execution and delivery of the Credit Agreement, The Chase Manhattan Bank, as documentation agent and The Bank of Nova Scotia, as administrative agent. Capitalized terms used herein and not defined shall have the meanings assigned to such terms in the Credit Agreement.

          The Company hereby gives you notice pursuant to Section 2.02(b) of the Credit Agreement that it requests a Competitive Borrowing under the Credit Agreement, and in that connection sets forth below the terms on which such Competitive Borrowing is requested to be made:


(A)  Date of Competitive Borrowing
                                                            ---------------

(B)  Principal amount of Competitive Borrowing/1/
                                                            ---------------

(C)  Interest rate basis/2/
                                                            ---------------

(D)  Interest Period and the last day thereof/3/
                                                            ---------------

---------------
     /1/ Not less than $50,000,000 or greater than the available Total
Commitment.

     /2/ Eurodollar Loan, Certificate of Deposit Loan or Fixed Rate Loan.

     /3/ Which, in the case of Fixed Rate Loans, shall not be less than 8 days or more than 360 days, and which in each case shall end not later than the Maturity Date.

          Upon acceptance of any or all of the Competitive Loans offered by the Banks in response to this request, the Company shall be deemed to have represented and warranted that each of the conditions to lending specified in
Section 7.02 of the Credit Agreement has been satisfied.

                  Very truly yours,

                  OCCIDENTAL PETROLEUM CORPORATION


                                       By
                                         ------------------------------
                                         Name:
                                         Title:


                                  Exh. B, p.2

                                                                       EXHIBIT C



                       NOTICE OF COMPETITIVE BID REQUEST

                                     [Date]

[Name of Bank]
[Address]
Attention:

Ladies and Gentlemen:

  Reference is made to the Credit Agreement dated as of March 20, 1997, (the "Credit Agreement"), among Occidental Petroleum Corporation, a Delaware corporation (the "Company"), the banks parties thereto, J.P. Morgan Securities Inc. and BancAmerica Securities, Inc., as co-syndication agents, Morgan Guaranty Trust Company of New York, as syndication agent from and after the execution and delivery of the Credit Agreement, The Chase Manhattan Bank, as documentation agent and The Bank of Nova Scotia, as administrative agent. Capitalized terms used herein and not defined shall have the meanings assigned to such terms in the Credit Agreement.

  The Company made a Competitive Bid Request on ____________ , ______ pursuant to Section 2.02 of the Credit Agreement and in that connection you are invited to submit a Competitive Bid by [Date]/[Time]/1/. Your Competitive Bid must comply with Section 2.02 of the Credit Agreement and the terms set forth below on which the Competitive Bid Request was made:


(A)  Date of Competitive Borrowing
                                                            ---------------

(B)  Principal amount of Competitive Borrowing
                                                            ---------------

(C)  Interest rate basis
                                                            ---------------

(D)  Interest Period and the last day thereof
                                                            ---------------

---------------
     /1/ The Competitive Bid must be received by the Administrative Agent (i) in the case of Eurodollar Loans, not later than 2:00 p.m., New York City time, four Business Days before a proposed Competitive Borrowing, (ii) in the case of Certificate of Deposit Loans, not later than 2:00 p.m., New York City time, three Business Days before a proposed Competitive Borrowing and (iii) in the case of Fixed Rate Loans, not later than 9:30 a.m., New York City time, on the Borrowing Date of the proposed Competitive Borrowing.

                  Very truly yours,

                  THE BANK OF NOVA SCOTIA, as Administrative Agent



                                       By
                                         ------------------------------
                                         Name:
                                         Title:



                                  Exh. C, p.2

                                                                       EXHIBIT D



                                COMPETITIVE BID

                                     [Date]


The Bank of Nova Scotia, as
  Administrative Agent for the
  Banks referred to below
600 Peachtree St. N.E., Suite 2700
Atlanta, Georgia 30308-2214

Attention:  Loan Administration

Ladies and Gentlemen:

  The undersigned, [Name of Bank], refers to the Credit Agreement dated as of March 20, 1997 (the "Credit Agreement"), among Occidental Petroleum Corporation, a Delaware corporation (the "Company"), the banks parties thereto, J.P. Morgan Securities Inc. and BancAmerica Securities, Inc., as co-syndication agents, Morgan Guaranty Trust Company of New York, as syndication agent from and after the execution and delivery of the Credit Agreement, The Chase Manhattan Bank, as documentation agent and The Bank of Nova Scotia, as administrative agent. Capitalized terms used herein and not defined shall have the meanings assigned to such terms in the Credit Agreement.

  The undersigned hereby makes a Competitive Bid pursuant to Section 2.02(c) of the Credit Agreement, in response to the Competitive Bid Request made by the Company on __________ , _____ , and in that connection sets forth below the terms on which such Competitive Bid is made:

     (A)    Principal amount/1/
                                                            --------------

     (B)    Competitive Bid Rate/2/
                                                            --------------

     (C)    Interest Period and the last day thereof
                                                            --------------

--------------
    /1/ Not less than $5,000,000 and in integral multiples of $1,000,000 and which may equal the entire aggregate principal amount of the Competitive Borrowing requested by the Company. Multiple bids will be accepted by the Administrative Agent.

    /2/ I.E., in the case of Eurodollar Loans or Certificate of Deposit Loans, the Margin, and in the case of Fixed Rate Loans, the fixed rate of interest offered (expressed as a percentage rate per annum rounded, if necessary, to the nearest 1/10,000 of one percent).

  The undersigned hereby confirms that it is prepared to extend credit to the Company upon acceptance by the Company of this bid in accordance with Section 2.02(e) of the Credit Agreement.

                    Very truly yours,

                    [NAME OF BANK]

                                       By
                                         ------------------------------
                                         Name:
                                         Title:

                                  Exh. D, p.2

                                                                       EXHIBIT E
                       REVOLVING CREDIT BORROWING REQUEST

                                     [Date]


The Bank of Nova Scotia, as
  Administrative Agent
  for the Banks referred to below
600 Peachtree St. N.E., Suite 2700
Atlanta, Georgia 30308-2214

Attention:  Loan Administration

Ladies and Gentlemen:

  The undersigned, Occidental Petroleum Corporation, a Delaware corporation (the "Company"), refers to the Credit Agreement dated as of March 20, 1997 (the "Credit Agreement"), among the Company, the banks parties thereto (the "Banks"), J.P. Morgan Securities Inc. and BancAmerica Securities, Inc., as co-syndication agents, Morgan Guaranty Trust Company of New York, as syndication agent from and after the execution and delivery of the Credit Agreement, The Chase Manhattan Bank, as documentation agent and The Bank of Nova Scotia, as administrative agent. Capitalized terms used herein and not defined shall have the meanings assigned to such terms in the Credit Agreement.

  The Company hereby gives you notice pursuant to Section 2.01(b) of the Credit Agreement that it requests a Revolving Credit Borrowing under the Credit Agreement, and in that connection sets forth below the terms on which such Revolving Credit Borrowing is requested to be made:


     (A) Date of Revolving Credit Borrowing
                                                            --------------

     (B) Principal amount of Revolving Credit Borrowing/1/
                                                            --------------
     (C) Interest rate basis/2/
                                                            --------------

--------------
    /1/ Not less than $50,000,000 and in integral multiples of $10,000,000.

    /2/ Eurodollar Loan, Certificate of Deposit Loan, Term Federal Funds Loan or Alternate Base Rate Loan, or a combination thereof.

     (D)  Interest Period and the last day thereof/3/
                                                            --------------

  Upon the borrowing of the Revolving Credit Loans to be made by the Banks in response to this request, the Company shall be deemed to have represented and warranted that each of the conditions to lending specified in Section 7.02 of the Credit Agreement has been satisfied.

                  Very truly yours,

                  OCCIDENTAL PETROLEUM CORPORATION

                                       By
                                         ------------------------------
                                         Name:
                                         Title:

--------------
    /3/ Which shall end not later than the Maturity Date.



                                  Exh. E, p.2

                                                                       EXHIBIT F



                        OCCIDENTAL PETROLEUM CORPORATION
                                  CERTIFICATE
                         (Pursuant to Section 7.01(c))

     I, the undersigned, [an] [the] [Assistant] Secretary of OCCIDENTAL PETROLEUM CORPORATION, a Delaware corporation (the "Company"), DO HEREBY CERTIFY that:

     1. This Certificate is furnished pursuant to Section 7.01(c) of that certain Credit Agreement, dated as of March 20, 1997 among the Company, the banks parties thereto, J.P. Morgan Securities Inc. and BancAmerica Securities, Inc., as co-syndication agents, Morgan Guaranty Trust Company of New York, as syndication agent from and after the execution and delivery of such Credit Agreement, The Chase Manhattan Bank, as documentation agent and The Bank of Nova Scotia, as administrative agent (such credit agreement, as in effect on the date of this Certificate, being herein called the "Credit Agreement"). Unless otherwise defined herein, capitalized terms used in this Certificate have the meanings assigned to those terms in the Credit Agreement.

     2. There have been no amendments to the Restated Certificate of Incorporation of the Company since __________, 19__ ./*/

     3. Attached hereto as Annex A is a true and correct copy of the By-laws of the Company as in effect on the date hereof.

     4. Attached hereto as Annex B is a true and correct copy of the resolutions duly adopted by the [Executive Committee of] the Board of Directors of the Company [by unanimous written consent] on, and effective as of _______, 19__ , which resolutions have not been revoked, modified, amended or rescinded and are still in full force and effect, and the Credit Agreement and the Notes are in substantially the forms of those documents submitted to and approved by the [Executive Committee of the] Board of Directors of the Company.

     5. The persons named in Annex C attached hereto have been duly elected and have duly qualified as, and at all times since __________, 19__ (to and including the date hereof) have been, officers of the Company, holding the respective offices set forth therein opposite their names, and the signatures set forth therein opposite their names are their genuine signatures.

     6. I know of no proceeding for the dissolution or liquidation of the Company or threatening its existence.

--------------

/*/ Insert a date which is on or before the date of the Secretary of State's Certificate furnished pursuant to clause (i) of Section 7.01(b) of the Credit Agreement.

  WITNESS my hand as of this __th day of March, 1997.

                       --------------------------------
                       Name:
                       Title: [Assistant] Secretary
                       OCCIDENTAL PETROLEUM CORPORATION


  I, the undersigned, a Vice President of the Company, DO HEREBY CERTIFY that ____________ is [a] [the] duly elected and qualified [Assistant] Secretary of the Company and the signature above is his genuine signature.

  WITNESS my hand as of this __th day of March, 1997.

                       --------------------------------
                       Name:
                       Title: Vice President
                       OCCIDENTAL PETROLEUM CORPORATION


                                  Exh. F, p.2

                                                                       EXHIBIT G



                           ASSIGNMENT AND ACCEPTANCE

                             Dated __________, ____

  Reference is made to the Credit Agreement dated as of March 20, 1997 (the "Credit Agreement"), among OCCIDENTAL PETROLEUM CORPORATION, a Delaware corporation (the "Company"), the banks parties thereto (the "Banks"), J.P. Morgan Securities Inc. and BancAmerica Securities, Inc., as co-syndication agents, Morgan Guaranty Trust Company of New York, as syndication agent from and after the execution and delivery of the Credit Agreement (in such capacity, the "Syndication Agent"), The Chase Manhattan Bank, as documentation agent and The Bank of Nova Scotia, as administrative agent (in such capacity, the "Administrative Agent"). Capitalized terms used herein and not otherwise defined shall have the meanings assigned to such terms in the Credit Agreement.

______________________________ (the "Assignor") and ____________________________
(the "Assignee") agree as follows:

  1. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, a __% interest in and to all the Assignor's rights and obligations under the Credit Agreement as of the Effective Date (as defined below)[, other than the Assignor's rights and obligations in respect of its Swing Line Commitment, Swing Line Loans and Swing Line Note] (including, without limitation, such percentage interest in the Revolving Credit Commitment [and Swing Line Commitment] of the Assignor on the Effective Date and such percentage interest in the Revolving Credit Loans [and Competitive Loans] [and Swing Line Loans], if any, owing to the Assignor outstanding on the Effective Date together with such percentage interest in all unpaid interest with respect to such Revolving Credit Loans [and Competitive Loans] [and Swing Line Loans] and Facility Fees, if any, accrued to the Effective Date and such percentage interest in the Revolving Credit Note [and the Competitive Note] [and the Swing Line Note] held by the Assignor [excluding, however, any interest in the Competitive Loans owing to the Assignor outstanding on the Effective Date or in the unpaid interest with respect to such Competitive Loans or in the Competitive Note held by the Assignor]).

  2. The Assignor (i) represents that as of the date hereof, its Revolving Credit Commitment [and Swing Line Commitment] (without giving effect to assignments thereof which have not yet become effective) is $____________ [and $___________, respectively,] and the outstanding balance of its Revolving Credit Loans (unreduced by any assignments thereof which have not yet become effective) is $__________ [and the outstanding balance of its Competitive Loans (unreduced by any assignments thereof which have not yet become effective) is $_____________] [and the outstanding balance of its Swing Line Loans (unreduced by any assignments thereof which have not yet become effective) is $__________];
(ii) makes no representation or warranty with respect to, and assumes no responsibility with respect to any statements, warranties or representations made by the Company in or in connection with, the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement or any other instrument or document furnished pursuant thereto; (iii) represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim; (iv) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company or the performance or observance by the Company of any of its obligations under the Credit Agreement or any other instrument or document furnished pursuant thereto; and (v) attaches the Revolving Credit Note [and the Competitive Note] [and the Swing Line Note] held by it and requests that the Administrative Agent exchange such Note[s] for a new Revolving Credit Note [and a new Competitive Note] [and a new Swing Line Note] payable to the Assignee in a principal amount equal to ____________________ [,____________ and _____________, respectively] [, and a new Revolving Credit Note [and a new Competitive Note] [and a new Swing Line Note] payable to the Assignor in a principal amount equal to ______________, _____________ and ____________, respectively].

  3. The Assignee (i) represents and warrants that it is legally authorized to enter into this Assignment and Acceptance; (ii) confirms that it has received a copy of the Credit Agreement, together with copies of the most recent financial statements and other documents referred to in Section 5.01(e), Section 6.01(a)(i), Section 6.01(a)(ii) and Section 6.01(a)(v) thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (iii) agrees that it will, independently and without reliance upon any Agent, the Assignor or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (iv) confirms that it is an Eligible Assignee; (v) appoints and authorizes each of the Syndication Agent and the Administrative Agent to take such action as agent on its behalf and to exercise such powers under the Credit Agreement as are delegated to the Syndication Agent or the Administrative Agent, as the case may be, by the terms thereof, together with such powers as are reasonably incidental thereto; (vi) agrees that it will perform in accordance with their terms all the obligations of the Assignor under the Credit Agreement, assumed by it under this Assignment and Acceptance, which by the terms of the Credit Agreement are required to be performed by it as a Bank; [and] (vii) agrees that it will keep confidential all information with respect to the Company furnished to it by the Company or the Assignor (other than information generally available to the public or otherwise available to the Assignor on a nonconfidential basis) [; and (viii) attaches the forms referred to in Section 10.06(g) of the Credit Agreement as to the Assignee's complete exemption from United States withholding taxes with respect to all payments to be made to the Assignee under the Credit Agreement/*/].

  4. The effective date for this Assignment and Acceptance shall be ____________ (the "Effective Date")/**/. Following the execution of this Assignment and Acceptance, it will be delivered to the Administrative Agent for acceptance and recording by the Administrative Agent pursuant to Section 10.06(e) of the Credit Agreement.

  5. Upon such acceptance and recording, from and after the Effective Date, (i) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this

--------------

     /*/ If the Assignee is organized under the laws of a jurisdiction outside the United States.

     /**/ See Section 10.06(c). Such date shall be at least five Business Days after the execution of this Assignment and Acceptance and delivery thereof to the Administrative Agent.

                                  Exh. G, p.2

Assignment and Acceptance, have the rights and obligations of a Bank thereunder and (ii) the Assignor shall, to the extent provided in this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit Agreement (except as provided in Section 2.13(b), Section 10.02 and
Section 10.07 thereof).

  6. Upon such acceptance and recording, from and after the Effective Date, the Administrative Agent shall make all payments in respect of the interest assigned hereby (including payments of principal, interest, fees and other amounts) to the Assignee. The Assignor and Assignee shall, directly between themselves, make all appropriate adjustments in payments received from the Administrative Agent for periods prior to the Effective Date or with respect to the making of this assignment.

  7. Attached hereto is a Schedule containing the information in respect of the Assignee that is set forth in Schedule II to the Credit Agreement in respect of each Bank.

  8. THIS ASSIGNMENT AND ACCEPTANCE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

                                       [NAME OF ASSIGNOR]

                                       By
                                         ------------------------------
                                         Name:
                                         Title:


                                       [NAME OF ASSIGNEE]

                                       By
                                         ------------------------------
                                         Name:
                                         Title:


Accepted this ____ day
of ___________ , ____

THE BANK OF NOVA SCOTIA,
     as Administrative Agent

By
  ------------------------------
   Name:
   Title:

                                  Exh. G, p.3

                                                                       EXHIBIT H



                     [LETTERHEAD OF ROBERT E. SAWYER, ESQ.,
                            COUNSEL TO THE COMPANY]


                                 March 20, 1997

To each of the Banks parties
  to the Credit Agreement
  hereinafter referred to,
  to Morgan Guaranty Trust
  Company of New York,
  as Syndication Agent, and
  to The Bank of Nova Scotia, as
  Administrative Agent

     Re:  Occidental Petroleum Corporation
          Credit Agreement dated as of
          March 20, 1997

Ladies and Gentlemen:

  I am an Associate General Counsel of Occidental Petroleum Corporation, a Delaware corporation (the "Company"), and have acted as counsel to the Company in connection with the negotiation, execution and delivery by the Company of the following agreement and documents:

     (a) Credit Agreement, dated as of March 20, 1997 (the "Credit Agreement"), among the Company, the banks parties thereto (collectively, the "Banks", and individually, a "Bank"), J.P. Morgan Securities Inc. and BancAmerica Securities, Inc., as co-syndication agents (in such capacity, the "Co-Syndication Agents"), Morgan Guaranty Trust Company of New York, as syndication agent (in such capacity the "Syndication Agent"), The Chase Manhattan Bank, as documentation agent for the Banks (in such capacity, the "Documentation Agent"), and The Bank of Nova Scotia, as administrative agent for the Banks (in such capacity, the "Administrative Agent");

     (b) [40] separate Competitive Notes dated March 20, 1997, issued by the Company pursuant to Section 2.06 of the Credit Agreement and payable to the order of each of the Competitive Bid Banks, respectively;

     (c) [40] separate Revolving Credit Notes dated March 20, 1997, issued by the Company pursuant to Section 2.06 of the Credit Agreement and payable to the order of each of the Banks, respectively; and

     (d) 5 separate Swing Line Notes dated March 20, 1997, issued by the Company pursuant to Section 2.06 of the Credit Agreement and payable to the order of each of the Swing Line Banks, respectively (the Competitive Notes, the Revolving Credit Notes and the Swing Line Notes collectively, the "Notes").

  This opinion is being delivered to you pursuant to Section 7.01(d) of the Credit Agreement. Unless otherwise defined herein, terms used herein have the meanings assigned to such terms in the Credit Agreement.

  I am familiar with the corporate proceedings taken by the Company in connection with the negotiation and authorization of the Credit Agreement and the Notes and the transactions contemplated thereby. In addition, I have made such inquiry of such officers and attorneys of the Company and its Subsidiaries and examined such corporate records, certificates of officers of the Company, of officers of the Company's Subsidiaries and of public officials and such other documents and such questions of law and fact as I have considered necessary or appropriate to form the basis of the opinions hereinafter expressed.

  Based upon, and subject to, the foregoing and the four final paragraphs hereof, I am of the opinion that:

     1. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware; and the Company has all requisite corporate power and authority (a) to own its assets and to carry on the business in which it is engaged, (b) to execute, deliver and perform its obligations under the Credit Agreement and the Notes, (c) to borrow in the manner and for the purpose contemplated by the Credit Agreement, and (d) to issue the Notes in the manner and for the purpose contemplated by the Credit Agreement.

     2. The execution and delivery by the Company of the Credit Agreement and the Notes, the performance by the Company of its obligations under the Credit Agreement and the Notes, the Borrowings by the Company in the manner and for the purpose contemplated by the Credit Agreement, and the issuance by the Company of the Notes in the manner and for the purpose contemplated by the Credit Agreement have been duly authorized by all necessary corporate action (including any necessary stockholder action) on the part of the Company, and do not and will not (a) violate any provision of any Federal, New York or California law, rule or regulation (including, without limitation, Regulation U and Regulation X) presently in effect having applicability to the Company (or any Specified Subsidiary), or of any order, writ, judgment, decree, determination or award known to me which is presently in effect and which has applicability to the Company (or any Specified Subsidiary), or of the charter or By-laws of the Company (or any Specified Subsidiary), or (b), subject to the Company's compliance with any applicable covenants pertaining to its incurrence of unsecured indebtedness, result in a breach of or constitute a default under any indenture or loan or credit agreement, or any other agreement or instrument, in each case known to me, to which the Company or any Specified Subsidiary is a party or by which the Company or any Specified Subsidiary or its respective properties may be bound or affected, or (c) to the best of my knowledge, result in, or require, the creation or imposition of any Lien of any nature upon or with respect to any of the properties now owned or hereafter acquired by the Company (other than any right of set-off or banker's lien or attachment that any Bank or other holder of a Note may have under applicable law), and, to the best of my knowledge, the Company is not in default under or in violation of its charter or By-laws as presently in effect. The Borrowing on the date hereof of Loans in an aggregate principal amount equal to the Total Commitment would not result in a breach of or constitute a default under any indenture or loan or credit agreement, or any other agreement or instrument, in each case known to me, to which the Company

                                  Exh. H, p.2
  or any Specified Subsidiary is a party or by which the Company or any Specified Subsidiary or its respective properties may be bound or affected.

     3. The Credit Agreement and the Notes have been duly executed and delivered by the Company and each constitutes the legal, valid and binding obligation of the Company, and each is enforceable against the Company in accordance with its terms, and, if the Credit Agreement and the Notes had referred to California law rather than New York law as the governing law, or if a California court having jurisdiction were to decide that, notwithstanding the reference to New York law, the Credit Agreement and the Notes should be construed in accordance with, and governed by, California law, then the Credit Agreement and the Notes each would be enforceable against the Company in accordance with its terms.

     4. Except as set forth in the Company's annual report on Form 1O-K for the year ended December 31, 1995, or its quarterly reports on Form 10-Q for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996, to the Securities and Exchange Commission, and except as disclosed in writing to the Banks prior to the Effective Date, there are, to the best of my knowledge, no actions, suits, proceedings or investigations pending or threatened against the Company or any Subsidiary of the Company or any of its respective properties before any court, governmental agency or regulatory authority (Federal, state, local or foreign) which are likely (to the extent not covered by insurance) to have a material adverse effect on the present consolidated financial condition of the Company and its Consolidated Subsidiaries, taken as a whole, or materially to impair the Company's ability to perform its obligations under the Credit Agreement or the Notes.

     5. No authorization, consent, approval, license or formal exemption from, nor any filing, declaration or registration with, any Federal, New York or California court, governmental agency or regulatory authority including, without limitation, the Securities and Exchange Commission, or with any securities exchange located in the United States, is or will be required in connection with the execution, delivery and performance by the Company of the Credit Agreement and the Notes, the Borrowings by the Company in the manner and for the purpose contemplated by the Credit Agreement, or the issuance by the Company of the Notes in the manner and for the purpose contemplated by the Credit Agreement, except for informational reports the failure to file which does not affect the validity of the Credit Agreement or the Notes, and except as may be required in the ordinary course to comply with the affirmative covenants in the Credit Agreement.

     6. To the best of my knowledge, neither the Company nor any Related Person to the Company has incurred any liability to the PBGC under Title IV of ERISA which has not been fully discharged.

     7. The Company is not an "investment company" or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

     8. The Company is not a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

                                  Exh. H, p.3

  I am a member of the California and New York Bars and for purposes of this opinion do not hold myself out as an expert on, nor do I express any opinion as to, the laws of any jurisdiction other than the laws of the State of California, the laws of the State of New York, the Federal laws of the United States and the General Corporation Law of the State of Delaware.

  In rendering the opinion set forth in numbered paragraph 3 above with respect to the Credit Agreement, I have assumed, with your approval, the due authorization, execution and delivery of the Credit Agreement on the part of all parties to the Credit Agreement, other than the Company, and the legality, validity, binding effect on, and enforceability against, all such other parties of the Credit Agreement. That opinion is subject to (i) bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally, (ii) the effect of general principles of equity, including, without limitation, concepts of materiality, reasonableness, good faith and fair dealing and the possible unavailability of specific performance or injunctive relief, regardless of whether considered in a proceeding in equity or at law, (iii) the effect of general rules of contract law that limit the enforceability of provisions requiring indemnification of a party for liability for its own action or inaction to the extent the action or inaction involves gross negligence, recklessness, willful misconduct or unlawful conduct, and (iv) the possible challenge to the provisions of the Credit Agreement and the Notes which provide for a higher rate of interest after a default in payment of principal or interest under California Civil Code Section 1671, which renders invalid liquidated damages provisions in contracts if such provisions are found to have been unreasonable under the circumstances existing at the time the contract was made.

  With your approval, I have relied, as to certain matters of fact, on information obtained from public officials, officers of the Company and its Subsidiaries and other sources believed by me to be responsible, and I have assumed that the signatures on all documents examined by me are genuine, that all documents submitted to me as originals are authentic and that all documents submitted to me as copies conform with the originals, which assumptions I have not independently verified. Also with your approval, I have relied, as to certain legal matters, on advice of other lawyers employed by the Company who are more familiar with such matters.

  This opinion is rendered only to the Banks, the Co-Syndication Agents, the Syndication Agent, the Documentation Agent and the Administrative Agent and is solely for their benefit in connection with the Credit Agreement. This opinion may not be relied upon by the Banks, the Co-Syndication Agents, the Syndication Agent, the Documentation Agent or the Administrative Agent for any other purpose or by any other person, firm or corporation for any purpose without my prior written consent.

                       Very truly yours,


                                  Exh. H, p.4

                                                                       EXHIBIT I



                [LETTERHEAD OF CRAVATH, SWAINE & MOORE, SPECIAL
                             COUNSEL TO THE AGENTS]

                                                                  March 20, 1997

                        OCCIDENTAL PETROLEUM CORPORATION
                  CREDIT AGREEMENT DATED AS OF MARCH 20, 1997

Dear Ladies and Gentlemen:

  We have acted as special counsel for the Agents under and as defined in the Credit Agreement dated as of March 20, 1997 (the "Credit Agreement"), among Occidental Petroleum Corporation (the "Company"), the banks parties thereto (the "Banks"), J.P. Morgan Securities Inc. and BancAmerica Securities, Inc., as co-syndication agents for the Banks (in such capacity, the "Co-Syndication Agents"), Morgan Guaranty Trust Company of New York, as syndication agent (in such capacity the "Syndication Agent"), The Chase Manhattan Bank, as documentation agent for the Banks (in such capacity, the Documentation Agent) and The Bank of Nova Scotia, as administrative agent for the Banks (in such capacity, the "Administrative Agent"). In that connection, we have examined originals or copies certified or otherwise identified to our satisfaction of the Credit Agreement and such other documents as we have deemed necessary for purposes of this opinion.

  Based upon the foregoing, and assuming that the Credit Agreement and the Notes (as defined in the Credit Agreement) have been duly authorized, executed and delivered by the Company in conformity with all laws applicable to them, we are of the opinion that the Credit Agreement and the Notes constitute legal, valid and binding obligations of the Company, enforceable against the Company in accordance with their respective terms (subject to applicable bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and other laws affecting creditors' rights generally from time to time in effect and subject to general principles of equity (including, without limitation, concepts of materiality, reasonableness, good faith and fair dealing), regardless of whether considered in a proceeding in equity or at law). With respect to the foregoing opinion, (i) insofar as provisions contained in the Credit Agreement provide for indemnification, the enforceability thereof may be limited by public policy considerations, (ii) the availability of a decree for specific performance or an injunction is subject to the discretion of the court requested to issue any such decree or injunction and (iii) we express no opinion as to the effect (if any) of any law of any jurisdiction (other than the State of New York) in which any Bank is located which limits the rate of interest that such Bank may charge or collect. We express no opinion as to Section 10.13 of the Credit Agreement insofar as such Section relates to the subject matter jurisdiction of the United States District Court for the Southern District of New York to adjudicate any controversy related to the Credit Agreement or provides for the waiver of an inconvenient forum.

  We are members of the Bar of the State of New York and the foregoing opinion is limited to the laws of the State of New York and the Federal laws of the United States of America.

  This opinion is rendered solely to you in connection with the above matter. This opinion may not be relied upon for any other purpose or relied upon by or furnished to any other person without our prior written consent.


                                           Very truly yours,



To the Banks, the Co-Syndication
    Agents, the Syndication Agent,
    the Documentation Agent,
    and the Administrative Agent
    referred to above,
c/o Morgan Guaranty Trust Company
    of New York, as Syndication Agent



                                  Exh. I, p.2

                                                                       EXHIBIT J
                                    ADDENDUM

   Reference is made to the Credit Agreement dated as of March 20, 1997 (the "Credit Agreement"), among Occidental Petroleum Corporation, a Delaware corporation (the "Company"), the banks parties thereto (the "Banks"), J.P. Morgan Securities Inc. and BancAmerica Securities, Inc., as co-syndication agents (the "Co-Syndication Agents"), Morgan Guaranty Trust Company of New York as syndication agent (the "Syndication Agent"), The Chase Manhattan Bank, as documentation agent (the "Documentation Agent") and The Bank of Nova Scotia, as administrative agent (the "Administrative Agent"). Capitalized terms used herein and not defined shall have the meanings assigned to such terms in the Credit Agreement.

   This instrument is submitted by the undersigned pursuant to Section 10.16 of the Credit Agreement and is an Addendum as defined in the Credit Agreement.

   1. The undersigned hereby agrees to become a party to the Credit Agreement with the Revolving Credit Commitment [and Swing Line Commitment] set forth below. The undersigned is [not] listed on Schedule I to the Credit Agreement.

   Revolving Credit Commitment:               $ __________

   [Swing Line Commitment:                    $ __________]

   /*/2. The following information with respect to the undersigned is supplied for purposes of Schedule II to the Credit Agreement:

      Name of Bank:
                          -----------------------------
      Address:
                          -----------------------------

                          -----------------------------
      Attention:
                          -----------------------------
      Tel. No.
                          -----------------------------
      Telecopier No.
                          -----------------------------

   3. This instrument may be executed by the undersigned and accepted by the Company on separate counterparts, each of which counterparts shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same instrument.

---------------
   /*/ If Schedule II to the Credit Agreement already contains this information, this item need not be completed.

   IN WITNESS WHEREOF, the undersigned has caused this instrument to be executed by its officer thereunto duly authorized as of the date set forth below.


                                 -------------------------------------
Date:  [__________], 1994        [Name of Bank]

                                 By
                                   -----------------------------------
                                   Name:
                                   Title:

Accepted:

OCCIDENTAL PETROLEUM CORPORATION

By
  -----------------------------------
  Name:
  Title:

Date:  [__________], 1997

                                  Exh. J, p.2

                                                                       EXHIBIT K

                          ADMINISTRATIVE QUESTIONNAIRE
                        OCCIDENTAL PETROLEUM CORPORATION
                        $2,500,000,000 CREDIT AGREEMENT

NOTE TO BANKS:               PLEASE FORWARD THIS COMPLETED FORM
                             AS SOON AS POSSIBLE TO THE LOAN
                             ADMINISTRATION DEPARTMENT:

                             The Bank of Nova Scotia,
                             600 Peachtree N.E., Suite 2700
                             Atlanta, Georgia 30308-2214

                             Attn:  Michael J. Silveira

                          PLEASE TYPE ALL INFORMATION

SYNDICATION AGENT:           Morgan Guaranty Trust Company of New York
                             60 Wall Street
                             New York, NY 10260-0060

TELECOPIER:                  (212) 648-5018

CONTACTS:                    Mr. Robert M. Osieski - (212) 648-7173
                             Vice President - Global Credit

ADMINISTRATIVE AGENT:        The Bank of Nova Scotia
                             580 California Street, Suite 2100
                             San Francisco, California 94104

TELECOPIER:                  (415) 397-0791

CONTACTS:                    Maarten Van Otterloo -  (415) 986-1100
                             Vice President - Corporate Banking

                             Michael Silveira (404) 877-1522
                             Loan Operations Officer

                             George Wang (404) 877-1556
                             Senior Loan Operations Officer

Full Legal Name of your Bank:
                                  -----------------------------------

Exact name of signing officer:
                                  -----------------------------------

Title of signing officer:
                                  -----------------------------------
Business address for delivery of
   execution copies of credit
   agreement (Please do not
   use P.O. Box address; hand
   deliveries cannot be made):
                                  -----------------------------------

Signing officer's phone no.:
                                  -----------------------------------

Alternate officer contract:
                                  -----------------------------------

Alternate officer's phone no:
                                  -----------------------------------

Hard-copy documents and notices should be sent to the following account officer designated by your bank:

Officer's name:
                                  -----------------------------------

Title:
                                  -----------------------------------

Street address
(No P.O. Boxes please):
                                  -----------------------------------

City, State, Zip:
                                  -----------------------------------


                                  Exh. K, p.2

                        GENERAL OPERATIONAL INFORMATION

OPERATING CONTACTS                   NAME                     PHONE NO.

Loan Department:
                     -----------------------------------------------------

Loan Administrator:
                     -----------------------------------------------------

Other:
                     -----------------------------------------------------

MOVEMENT OF FUNDS:                             Wire Fed Funds to:

                     TO ADMINISTRATIVE AGENT:  The Bank of Nova Scotia
                                               (ABA #02600-2532)
                                               One Liberty Plaza
                                               New York, New York 10006
                                               For Credit A/C #6101-35
                                               The Bank of Nova Scotia
                                               San Francisco Agency
                                               Reference: Occidental
                                               Petroleum Corporation

                     TO YOU:                   Wire Fed Funds to:

                                               ------------------------

                                               ------------------------

                                               ------------------------

                                               Attention:
                                                          -------------
                                               Reference:
                                                          -------------

Publicity:  How would you like your bank's name to appear in any tombstone advertisements?
                            ----------------------------------------------

Tax Identification Number:
                           -----------------------------------------------

                                  Exh. K, p.3

                          PRIMARY CONTACT INFORMATION

We will send all telecopies to a single number (the Primary or Alternate Contact numbers listed below) at the banking location you designate. These contacts are those you designate for critical telecopies (rates, loan amounts, paydowns, etc.).

1. Your bank's primary contacts for telecopies:


PRIMARY TELECOPIER NO.:
                          ------------------------------------------------

ALTERNATE TELECOPIER NO.:
                          ------------------------------------------------

2.  Your bank's primary contacts:


     Name                    Phone No.                  Department

(1)
--------------------------------------------------------------------------

(2)
--------------------------------------------------------------------------

(If at any time any of the above information changes, please advise the Administrative Agent by written notice).



                                  Exh. K, p.4

                   PLEASE COMPLETE THE FOLLOWING INFORMATION
                         FOR COMPETITIVE AUCTIONS ONLY


ADMINISTRATIVE AGENT:      The Bank of Nova Scotia
                           600 Peachtree St. N.E., Suite 2700
                           Atlanta, Georgia 30308-2214


TELECOPIER:

CONTACTS:

                                PRIMARY CONTACT
                              COMPETITIVE AUCTIONS

Bank Name:
                     -----------------------------------------------------
Address:
                     -----------------------------------------------------
Primary Contact:
                     -----------------------------------------------------
Title:
                     -----------------------------------------------------
Department:
                     -----------------------------------------------------
Telephone Number:
                     -----------------------------------------------------
Telecopier Number:
                     -----------------------------------------------------

                               ALTERNATE CONTACT
                              COMPETITIVE AUCTIONS

Alternate Contact:
                     -----------------------------------------------------
Title:
                     -----------------------------------------------------
Department:
                     -----------------------------------------------------
Telephone Number:
                     -----------------------------------------------------
Telecopier Number:
                     -----------------------------------------------------


                                  Exh. K, p.5

                                                                       EXHIBIT L



                   SWING LINE LOAN PARTICIPATION CERTIFICATE

[Date]


[Name of Bank]
[Address]
Attention:

Ladies and Gentlemen:

   Reference is made to the Credit Agreement dated as of March 20, 1997 (the "Credit Agreement"), among Occidental Petroleum Corporation, a Delaware corporation, the banks parties thereto, J.P. Morgan Securities Inc. and BancAmerica Securities, Inc., as co-syndication agents, Morgan Guaranty Trust Company of New York, as syndication agent from and after the execution and delivery of the Credit Agreement, The Chase Manhattan Bank, as documentation agent and The Bank of Nova Scotia, as administrative agent. Capitalized terms used herein and not defined shall have the meanings assigned to such terms in the Credit Agreement.

   Pursuant to Section 2.04(c) of the Credit Agreement, the undersigned hereby acknowledges receipt from you on the date hereof of __________________ DOLLARS ($____________) as payment for a participating interest in the following Swing Line Loan:

Date of Swing Line Loan:
                        --------------------------------------------------

Principal amount of Swing Line Loan:
                                    --------------------------------------

                                  Very truly yours,
                                  [Name of Swing Line Bank]


                                  By
                                     -------------------------------------
                                     Name:
                                     Title: