Form 10-Q
period 1997-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 1997-08-13
CIK 797468

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                             Yes  X     No
                                -----     -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at June 30, 1997
   ---------------------------            ----------------------------
   Common stock $.20 par value                 331,265,678 shares

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                   CONTENTS


                                                                           PAGE
PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Condensed Balance Sheets --
                      June 30, 1997 and December 31, 1996                   2

                  Consolidated Condensed Statements of Operations --
                      Three and six months ended June 30, 1997 and 1996     4

                  Consolidated Condensed Statements of Cash Flows --
                      Six months ended June 30, 1997 and 1996               5

                  Notes to Consolidated Condensed Financial Statements      6

          Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  10


PART II   OTHER INFORMATION

          Item 1. Legal Proceedings                                        14

          Item 6. Exhibits and Reports on Form 8-K                         15

                        PART I    FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                     OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                            JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Amounts in millions)

                                                                          1997         1996
=================================================================    =========    =========

ASSETS

CURRENT ASSETS

  Cash and cash equivalents (Note 5)                                 $     331    $     279

  Receivables, net                                                         825          871

  Inventories (Note 6)                                                     632          633

  Prepaid expenses and other                                               311          407
                                                                     ---------    ---------

    Total current assets                                                 2,099        2,190

LONG-TERM RECEIVABLES, net                                                 137          152

EQUITY INVESTMENTS (Note 12)                                             1,032        1,039

PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation, depletion and amortization of $9,551
  at June 30, 1997 and $9,369 at December 31, 1996 (Note 7)             13,903       13,808

OTHER ASSETS                                                               505          445
                                                                     ---------    ---------
                                                                     $  17,676    $  17,634
=================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

                       OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                              JUNE 30, 1997 AND DECEMBER 31, 1996
                                     (Amounts in millions)

                                                                               1997         1996
======================================================================    =========    =========
LIABILITIES AND EQUITY

CURRENT LIABILITIES

  Current maturities of long-term debt and capital lease liabilities      $       5    $      27

  Notes payable                                                                  77           20

  Accounts payable                                                              960        1,023

  Accrued liabilities                                                         1,148        1,291

  Domestic and foreign income taxes                                             104          109
                                                                          ---------    ---------
    Total current liabilities                                                 2,294        2,470
                                                                          ---------    ---------
LONG-TERM DEBT, net of current maturities and unamortized discount            4,743        4,511
                                                                          ---------    ---------

DEFERRED CREDITS AND OTHER LIABILITIES

  Deferred and other domestic and foreign income taxes                        2,551        2,560

  Other                                                                       2,802        2,953
                                                                          ---------    ---------
                                                                              5,353        5,513
                                                                          ---------    ---------
STOCKHOLDERS' EQUITY

  Nonredeemable preferred stock, stated at liquidation value                  1,307        1,325

  ESOP preferred stock, at par value                                          1,400        1,400

  Unearned ESOP shares                                                       (1,370)      (1,394)

  Common stock, at par value                                                     66           66

  Additional paid-in capital                                                  4,275        4,463

  Retained earnings(deficit)                                                   (388)        (726)

  Cumulative foreign currency translation adjustments                            (4)           6
                                                                          ---------    ---------
                                                                              5,286        5,140
                                                                          ---------    ---------
                                                                          $  17,676    $  17,634
======================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

                      OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                       (Amounts in millions, except per-share amounts)

                                                         Three Months Ended          Six Months Ended
                                                                    June 30                   June 30
                                                     ----------------------    ----------------------
                                                          1997         1996         1997         1996
=================================================    =========    =========    =========    =========
REVENUES
  Net sales and operating revenues
    Oil and gas operations                           $   1,055    $     878    $   1,897    $   1,632
    Natural gas transmission operations                    565          521        1,419        1,223
    Chemical operations                                  1,103        1,058        2,178        2,126
    Other                                                   (6)          --          (16)          (2)
                                                     ---------    ---------    ---------    ---------
                                                         2,717        2,457        5,478        4,979
  Interest, dividends and other income                      20          145           37          170
  Gains on asset dispositions, net                          (1)          (1)          (1)           4
  Income from equity investments (Note 12)                  15           23           37           43
                                                     ---------    ---------    ---------    ---------
                                                         2,751        2,624        5,551        5,196
                                                     ---------    ---------    ---------    ---------
COSTS AND OTHER DEDUCTIONS
  Cost of sales                                          2,093        1,834        4,143        3,708
  Selling, general and administrative and other
    operating expenses                                     226          229          465          457
  Environmental remediation                                 11           82           17           88
  Exploration expense                                       17           31           42           47
  Interest and debt expense, net                           109          120          218          260
                                                     ---------    ---------    ---------    ---------
                                                         2,456        2,296        4,885        4,560
                                                     ---------    ---------    ---------    ---------
Income(loss) before taxes and extraordinary items          295          328          666          636
Provision for domestic and foreign income and
  other taxes (Note 11)                                    137          147          329          291
                                                     ---------    ---------    ---------    ---------
Income(loss) before extraordinary items                    158          181          337          345

Extraordinary gain(loss), net (Note 3)                      --           --           --          (30)
                                                     ---------    ---------    ---------    ---------
NET INCOME(LOSS)                                           158          181          337          315

Preferred dividends                                        (23)         (23)         (46)         (46)
                                                     ---------    ---------    ---------    ---------
EARNINGS(LOSS) APPLICABLE TO
  COMMON STOCK                                       $     135    $     158    $     291    $     269
                                                     =========    =========    =========    =========
PRIMARY EARNINGS PER COMMON SHARE
  Income(loss) before extraordinary items            $     .41    $     .49    $     .88    $     .93
  Extraordinary gain(loss), net                             --           --           --         (.09)
                                                     ---------    ---------    ---------    ---------
Primary earnings(loss) per common share              $     .41    $     .49    $     .88    $     .84
                                                     =========    =========    =========    =========
FULLY DILUTED EARNINGS PER COMMON SHARE
  Income(loss) before extraordinary items            $     .39    $     .47    $     .84    $     .91
  Extraordinary gain(loss), net                             --           --           --         (.09)
                                                     ---------    ---------    ---------    ---------
Fully diluted earnings(loss) per common share        $     .39    $     .47    $     .84    $     .82
                                                     =========    =========    =========    =========
DIVIDENDS PER COMMON SHARE                           $     .25    $     .25    $     .50    $     .50
                                                     =========    =========    =========    =========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                     330.6        322.4        330.3        320.9
=================================================    =========    =========    =========    =========
The accompanying notes are an integral part of these financial statements.

                              OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                            (Amounts in millions)

                                                                                          1997         1996
=================================================================================    =========    =========

CASH FLOW FROM OPERATING ACTIVITIES
  Net income(loss)                                                                   $     337    $     315
  Adjustments to reconcile income to net cash provided by operating activities
    Extraordinary (gain)loss, net                                                           --           30
    Depreciation, depletion and amortization of assets                                     488          451
    Deferred income tax provision                                                           77          103
    Other noncash charges to income                                                         21           27
    Gains on asset dispositions, net                                                         1           (4)
    Income from equity investments                                                         (37)         (43)
    Exploration expense                                                                     42           47
  Changes in operating assets and liabilities                                             (242)         (57)
  Other operating, net                                                                    (119)        (123)
                                                                                     ---------    ---------
    Net cash provided by operating activities                                              568          746
                                                                                     ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                                                    (686)        (508)
  Proceeds from disposal of property, plant and equipment, net                               6            8
  Buyout of operating leases                                                               (20)          --
  Purchase of businesses, net                                                               (4)          --
  Sale of businesses, net                                                                   95           24
  Other investing, net                                                                      12          (24)
                                                                                     ---------    ---------
    Net cash used by investing activities                                                 (597)        (500)
                                                                                     ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                                              57            8
  Net proceeds from commercial paper and revolving credit agreements                       355          475
  Payments on long-term debt and capital lease liabilities                                (193)      (1,025)
  Proceeds from issuance of common stock                                                    13            9
  Proceeds(payments) of notes payable                                                       58           77
  Cash dividends paid                                                                     (211)        (206)
  Other financing, net                                                                       2            9
                                                                                     ---------    ---------
    Net cash provided (used) by financing activities                                        81         (653)
                                                                                     ---------    ---------
Increase(decrease) in cash and cash equivalents                                             52         (407)

Cash and cash equivalents--beginning of period                                             279          520
                                                                                     ---------    ---------
Cash and cash equivalents--end of period                                             $     331    $     113
=================================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 June 30, 1997


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

    In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of June 30, 1997 and the consolidated results of operations for the three and six months then ended and the consolidated cash flows for the six months then ended. The results of operations and cash flows for the periods ended June 30, 1997 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

    Certain financial statements and notes for the prior year have been changed to conform to the 1997 presentation.

    Reference is made to Note 1 to the consolidated financial statements incorporated by reference in the 1996 Form 10-K for a summary of significant accounting policies.


2.  Asset Acquisitions and Dispositions

    In June 1997, Occidental sold its chlor-alkali chemical plant located in Tacoma, Washington for approximately $102 million which included $97 million in cash and the balance in preferred stock. The sale did not have a material effect on the results of operations. Also in June 1997, Occidental purchased 28,000 shares of preferred stock of Leslie's Poolmart, Inc. (Leslie's) for total consideration of $28 million, which consisted of cash and the exchange of $10 million of Leslie's subordinated debentures held by Occidental.

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


3.  Extraordinary Gain(Loss)

    The 1996 six month results included a net extraordinary loss of $30 million, which resulted from the early retirement of high-coupon debt in the first quarter.

4.  Supplemental Cash Flow Information

    Cash payments during the six months ended June 30, 1997 and 1996 included federal, foreign and state income taxes of approximately $156 million and $91 million, respectively. Interest paid (net of interest capitalized) totaled approximately $203 million and $269 million for the six month periods ended June 30, 1997 and 1996, respectively.


5.  Cash and Cash Equivalents

    Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less when purchased. Cash equivalents totaled approximately $215 million and $206 million at June 30, 1997 and December 31, 1996, respectively.


6.  Inventories

    A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

         Balance at                June 30, 1997    December 31, 1996
         ======================    =============    =================

         Raw materials               $     108          $     135
         Materials and supplies            192                184
         Work in progress                   24                 17
         Finished goods                    362                344
                                     ---------          ---------
                                           686                680
         LIFO reserve                      (54)               (47)
                                     ---------          ---------
         Total                       $     632          $     633
                                     =========          =========


7. Property, Plant and Equipment

   Reference is made to the consolidated financial statements and Note 1 thereto incorporated by reference in the 1996 Form 10-K for a description of investments in property, plant and equipment.


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

12. Investments

    Investments in companies, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At June 30, 1997, Occidental's equity investments consisted primarily of joint-interest pipelines, including a pipeline in the Dutch sector of the North Sea, an investment of approximately 30 percent in the common shares of Canadian Occidental Petroleum Ltd. and various chemical partnerships and joint ventures. The following table presents Occidental's proportional interest in the summarized financial information of its equity method investments (in millions):

                                                           Periods Ended June 30
                                ------------------------------------------------
                                          Three Months                Six Months
                                ----------------------    ----------------------
                                     1997         1996         1997         1996
                                =========    =========    =========    =========
         Revenues               $     245    $     228    $     480    $     420
         Costs and expenses           230          205          443          377
                                ---------    ---------    ---------    ---------
         Net income             $      15    $      23    $      37    $      43
                                =========    =========    =========    =========


13. Summarized Financial Information of Wholly-Owned Subsidiary

    Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY
    USA). The following tables present summarized financial information for OXY USA (in millions):

                                                           Periods Ended June 30
                                ------------------------------------------------
                                          Three Months                Six Months
                                ----------------------    ----------------------
                                     1997         1996         1997         1996
                                =========    =========    =========    =========
         Revenues               $     214    $     244    $     524    $     478
         Costs and expenses           196          217          438          428
                                ---------    ---------    ---------    ---------
         Net income             $      18    $      27    $      86    $      50
                                =========    =========    =========    =========

         Balance at                         June 30, 1997    December 31, 1996
         ===============================    =============    =================
         Current assets                       $     130          $     183
         Intercompany receivable              $     417          $     428
         Noncurrent assets                    $   2,131          $   2,028
         Current liabilities                  $     256          $     277
         Interest bearing note to parent      $      97          $     105
         Noncurrent liabilities               $   1,204          $   1,221
         Stockholders' equity                 $   1,121          $   1,036
         -------------------------------      ---------          ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Occidental's net income for the first six months of 1997 totaled $337 million, on net sales and operating revenues of $5.5 billion, compared with net income of $315 million, on net sales and operating revenues of $5.0 billion, for the same period of 1996. Occidental's net income for the second quarter of 1997 was $158 million, on net sales and operating revenues of $2.7 billion, compared with $181 million, on net sales and operating revenues of $2.5 billion, for the same period of 1996. Primary earnings per common share were $.88 for the first six months of 1997, compared with $.84 for the same period of 1996. Primary earnings per common share were $.41 for the second quarter of 1997, compared with $.49 for the same period of 1996.

The increase in net sales and operating revenues for the three and six months ended June 30, 1997, compared with the same periods in 1996, reflected higher revenues in all three operating divisions. The decrease in net income for the second quarter of 1997, compared with the same period in 1996, primarily reflected the impact of lower domestic natural gas and worldwide crude oil prices in the oil and gas division, lower gas sales margins for MidCon and the inclusion in 1996 of a favorable litigation settlement, partially offset by charges in 1996 for additional environmental reserves and the related tax effects at the Chemical division. Excluding the impact of the favorable litigation settlement and charges for additional environmental reserves and the related tax effects, Chemical division earnings were higher in the second quarter of 1997 compared with the second quarter of 1996.

Interest, dividends and other income for the three and six months ended June 30, 1996 includes $130 million received for a litigation settlement related to Love Canal.

Income from equity investments decreased for the three and six months ended June 30, 1997, compared with the similar periods of 1996. The decrease primarily reflected lower equity earnings from oil and gas investments.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):

                                                                                      Periods Ended June 30
                                                          -------------------------------------------------
                                                                    Three Months                 Six Months
                                                          ----------------------    -----------------------
                                                               1997         1996         1997          1996
                                                          =========    =========    =========     =========
    DIVISIONAL NET SALES
      Oil and gas                                         $   1,055    $     878    $   1,897     $   1,632
      Natural gas transmission                                  565          521        1,419         1,223
      Chemical                                                1,103        1,058        2,178         2,126
      Other                                                      (6)          --          (16)           (2)
                                                          ---------    ---------    ---------     ---------
    NET SALES                                             $   2,717    $   2,457    $   5,478     $   4,979
                                                          =========    =========    =========     =========
    DIVISIONAL EARNINGS
      Oil and gas                                         $     133    $     144    $     361     $     305
      Natural gas transmission                                   39           51          130           172
      Chemical                                                  184          212          276           330
                                                          ---------    ---------    ---------     ---------
                                                                356          407          767           807
    UNALLOCATED CORPORATE ITEMS
      Interest expense, net                                    (101)        (112)        (202)         (242)
      Income taxes, administration and other                    (97)        (114)        (228)         (220)
                                                          ---------    ---------    ---------     ---------
    INCOME BEFORE EXTRAORDINARY ITEMS                           158          181          337           345

    Extraordinary gain(loss), net                                --           --           --           (30)
                                                          ---------    ---------    ---------     ---------
    NET INCOME                                            $     158    $     181    $     337     $     315
                                                          =========    =========    =========     =========

Environmental remediation expense was $17 million for the first six months of 1997, compared with $88 million for the same period of 1996. The 1996 amount included a second quarter charge of $75 million for additional environmental reserves.

Oil and gas earnings for the first six months of 1997 were $361 million, compared with $305 million for the same period of 1996. The increase in earnings primarily reflected higher worldwide oil and natural gas prices, mainly in the first quarter, and increased domestic natural gas production in both quarters. Oil and gas earnings for the second quarter of 1997 were $133 million, compared with $144 million for the second quarter of 1996. The decrease in second quarter earnings in 1997, compared with the same period in 1996, reflected lower domestic natural gas and worldwide crude oil prices, partially offset by increased gas production and lower exploration expense. The increase in revenues in the second quarter of 1997, compared with the same period in 1996, primarily reflected higher oil trading activity. The increase in revenues for the six months ended June 30, 1997, compared to the same period in 1996, reflected higher oil trading activity in the second quarter, as well as higher domestic natural gas and worldwide crude oil prices in the first quarter. Approximately 30 percent and 26 percent of oil and gas revenues were attributed to oil trading activity in the first six months of 1997 and 1996, respectively. The results of oil trading were not significant. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

Natural gas transmission earnings for the first six months of 1997 were $130 million, compared with $172 million for the same period of 1996. Natural gas transmission earnings for the second quarter of 1997 were $39 million, compared with $51 million for the same period of 1996. The decline in earnings in both 1997 periods primarily reflected lower gas sales margins. The increase in revenues for the six months ended June 30, 1997, compared to the same period in 1996, reflected higher gas sales prices and volumes.

Chemical earnings for the first six months of 1997 were $276 million, compared with earnings before special items of $278 million for the same period of 1996. The 1996 results, after inclusion of $130 million related to a favorable litigation settlement and a charge of $75 million for additional environmental reserves relating to various existing sites, and the related state tax effects, were $330 million. Chemical earnings for the second quarter of 1997 were $184 million, compared with earnings before special items of $160 million for the second quarter of 1996. The improvement in 1997 second quarter earnings, compared with the same period in 1996, reflected improved profit margins in petrochemicals and chlorine partially offset by lower margins in caustic soda. The 1996 second quarter results were $212 million after the previously mentioned items. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors. Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products.

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first six months of 1997, divisional earnings benefited by $44 million which included $7 million, $24 million and $13 million at oil and gas, natural gas transmission and chemical, respectively. In the first six months of 1996, divisional earnings benefited by $45 million which included $8 million, $24 million and $13 million at oil and gas, natural gas transmission and chemical, respectively.

Net interest expense for the first six months of 1997 was $202 million, compared with $242 million for the same period of 1996. Net interest expense for the second quarter of 1997 was $101 million, compared with $112 million for the second quarter of 1996. The lower expense primarily reflected lower average debt levels and lower average interest rates.

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


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $568 million for the first six months of 1997, compared with $746 million for the same period of 1996. The variance resulted mainly from changes in operating assets and liabilities. This primarily reflects net lower natural gas inventory drawdowns at MidCon and overall lower accounts payable and other liabilities. The 1996 noncash charges included the previously mentioned $130 million favorable litigation settlement, partially offset by the $75 million charge for additional environmental reserves. The 1997 and 1996 noncash charges also included employee benefit plans expense and various other charges.

Occidental's net cash used by investing activities was $597 million for the first six months of 1997, compared with cash used of $500 million for the same period of 1996. Capital expenditures were $686 million in 1997, including $527 million in oil and gas, $31 million in natural gas transmission and $127 million in chemical. Capital expenditures were $508 million in 1996, including $339 million in oil and gas, $69 million in natural gas transmission and $90 million in chemical. The increase in 1997 from 1996 reflected higher spending in oil and gas, primarily in Qatar and in the United States. Net proceeds from the sale of businesses and disposal of property, plant and equipment for the first six months of 1997 totaled $101 million which included the proceeds from the sale of a chemical plant. Net proceeds from the sale of businesses and disposals of property, plant and equipment for the first six months of 1996 totaled $32 million, which primarily reflected the proceeds from the sale of an on-shore drilling and well servicing subsidiary.

Financing activities provided net cash of $81 million in the first six months of 1997, compared with a use of $653 million for the same period of 1996. The 1997 amount reflected cash proceeds of $277 million from borrowings, net of repayments. The 1996 amount reflected net cash used of $465 million to reduce debt, net of proceeds from borrowings, primarily for the redemption of the 11.75% Senior Debentures. The payment of dividends totaled $211 million and $206 million in 1997 and 1996, respectively.

For 1997, Occidental expects that cash generated from operations and any asset sales generally will be adequate to meet its operating requirements, capital spending and dividend payments. Additionally, Occidental has substantial borrowing capacity which may also be used to meet cash requirements.

Available but unused lines of committed bank credit totaled approximately $1.6 billion at June 30, 1997, compared with $2.0 billion at December 31, 1996.

In June 1997, Occidental sold its chlor-alkali chemical plant located in Tacoma, Washington for approximately $102 million which included $97 million in cash and the balance in preferred stock. The sale did not have a material effect on the results of operations.

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

A number of the laws which require or address environmental remediation apply retroactively to previous waste disposal practices. And, in many cases, the laws apply regardless of fault, legality of the original activities or ownership or control of sites. Occidental is currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites.

Occidental does not consider the number of Superfund and comparable state sites at which it has been notified that it has been identified as being involved to be a relevant measure of exposure. Although the liability of a potentially responsible party (PRP), and in many cases its equivalent under state law, may be joint and several, Occidental is usually one of many companies cited as a PRP at these sites and has, to date, been successful in sharing cleanup costs with other financially sound companies.

As of June 30, 1997, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 227 Superfund or comparable state sites. (This number does not include 80 sites where Occidental has been successful in resolving its involvement.) The 227 sites include 81 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability, and 2 sites at which the extent of such retained liability is disputed. Of the remaining 144 sites, Occidental has had no recent or significant communication or activity with government agencies or other PRPs at 2 sites, has denied involvement at 30 sites and has yet to determine involvement in 17 sites. With respect to the remaining 95 of these sites, Occidental is in various stages of evaluation. For 87 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 87 sites include 24 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 8 of the 95 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

                          PART II    OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1996 Annual Report on Form 10-K,
Item 1 of Part II of Occidental's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 and Note 9 to the consolidated condensed financial statements in Part I hereof.

In 1991, Continental Trend Resources (CTR) obtained a jury verdict against OXY USA (OXY USA) in the U.S. District Court for the Western District of Oklahoma for $269,000 in actual damages and $30 million in punitive damages for tortious interference with contract. The verdict has been on appeal since 1991, during which time interest on the original verdict has been accruing. In November 1996, the 10th Circuit Court of Appeals reduced the punitive damage award to $6 million. In July 1997, OXY USA paid CTR $9.5 million as a final settlement of this case.

Occidental has been informed by the SEC that it is conducting a private, formal investigation into the matters that were the subject of the internal inquiry by Occidental described in a Wall Street Journal article on May 12, 1997. Other agencies may also seek information on the internal inquiry. Occidental is cooperating with the SEC in its conduct of the investigation.

In January 1997, Amoco Production Company and Amoco Trading Corporation (collectively, Amoco), filed a complaint against Natural Gas Pipeline Company of America (Natural) before the Federal Energy Regulatory Commission (FERC) contending that Natural improperly had provided its affiliate MidCon Gas Services Corp. (MidCon Gas) transportation service on preferential terms, seeking termination of currently effective contracts and the imposition of civil penalties. A subsequent FERC audit made proposed findings that Natural has favored MidCon Gas. In July, Amoco and Natural agreed to a settlement of this proceeding and of a pending rate case. Amoco has filed to withdraw its complaint subject to the FERC's procedures. The FERC may retain continuing jurisdiction of the matter.

In 1996, the District of Columbia Circuit Court of Appeals ordered that Kansas natural gas producers, including OXY USA, refund Kansas ad valorem taxes collected from gas purchasers as surcharges over maximum lawful prices between 1983 and 1988, although their collection of such taxes had been authorized by the FERC. OXY USA has joined other producers in filing a petition for adjustment before the FERC seeking relief from requirements to pay interest on refunds. Other petitions and applications are pending before the FERC concerning various issues regarding refund obligations.


ENVIRONMENTAL PROCEEDINGS

In 1996, the Environmental Protection Agency (EPA) filed an administrative complaint against Natural Gas Odorizing, Inc. (NGO), which was recently acquired by Occidental, alleging failure to file during 1994 an Inventory Update Report under the Toxic Substances Control Act regarding its facility in Baytown, Texas, and proposed an administrative civil penalty of $136,000. In July 1997, this matter was settled by a Consent Order under which NGO agreed to pay an administrative civil penalty of $81,600.

In April 1997, Occidental Chemical Corporation (OCC) received an administrative complaint from the EPA, Region 2, that alleges violations of the permit for a hazardous waste incinerator at its Durez Division facility in Niagara Falls, New York. The complaint seeks administrative civil penalties in the amount of $230,500. OCC is contesting the alleged violations and the administrative civil penalties.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Employment Agreement, dated May 14, 1997, between Occidental Petroleum Corporation, a Delaware corporation, and J. Roger Hirl

               10.2 Form of 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation

               11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 1997 and 1996

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 1997 and 1996 and the five years ended December 31, 1996

               27 Financial data schedule for the six month period ended June 30, 1997 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)


          (b)  Reports on Form 8-K

               During the quarter ended June 30, 1997, Occidental filed the following Current Report on Form 8-K:

               1. Current Report on Form 8-K dated April 17, 1997 (date of earliest event reported), filed on April 18, 1997, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended March 31, 1997


               From June 30, 1997 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated July 17, 1997 (date of earliest event reported), filed on July 18, 1997, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended June 30, 1997

               2. Current Report on Form 8-K dated July 18, 1997 (date of earliest event reported), filed on July 22, 1997, for the purpose of reporting, under Item 5, recent developments in legal proceedings

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             OCCIDENTAL PETROLEUM CORPORATION



DATE:   August 13, 1997      S. P. Dominick, Jr.
                             --------------------------------------------------
                             S. P. Dominick, Jr., Vice President and Controller
                             (Chief Accounting and Duly Authorized Officer)

                                 EXHIBIT INDEX


EXHIBITS
--------


  10.1 Employment Agreement, dated May 14, 1997, between Occidental Petroleum Corporation, a Delaware corporation, and J. Roger Hirl

  10.2 Form of 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation

  11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 1997 and 1996

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 1997 and 1996 and the five years ended December 31, 1996

  27 Financial data schedule for the six month period ended June 30, 1997 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)

                                               Exhibit 10.1



                          AGREEMENT
                          ---------


     This Employment Agreement is made as of the 14th day of May, 1997, by and between Occidental Petroleum Corporation, a Delaware corporation (hereinafter referred to as "Employer") and J. Roger Hirl (hereinafter referred to as
"Employee").


                         WITNESSETH:

     WHEREAS, Employee has been rendering services to

Employer pursuant to a written agreement which expires on

May 14, 1997, and

     WHEREAS, the parties now desire to provide for a

continuation of Employee's employment by Employer, and to

specify the rights and obligations of the parties during

such continued employment;

     NOW, THEREFORE, in consideration of the mutual

covenants and agreements herein, Employer and Employee

hereby agree to continue such employment upon the following

terms and conditions:

     1.   Duties.   Employee shall perform the duties of
          ------
President and Chief Executive Officer, Occidental Chemical

Corporation, or shall serve in such other capacity and with

such other duties for Employer or any of the subsidiaries of

Employer of any corporation affiliated with Employer (any

such subsidiary or affiliated corporation hereafter to be

deemed Employer under this Agreement) as Employer may

direct.  In performing such duties, Employee will comply

with Employer's Code of Business Conduct and Corporate

Policies, as the same may be amended from time to time.

     2.   Term of Employment.  The term of employment shall
          ------------------
be for a period of five (5) years, commencing on May 14,

1997, and ending midnight May 13, 2002, unless terminated

prior thereto in accordance with the provisions of this

Agreement or
unless extended by mutual agreement of the parties in

accordance with Paragraph 8 hereof.

     3.   Compensation.  For the services to be performed
          ------------
hereunder, Employee shall be compensated by Employer at the

rate of not less than Five Hundred Ninety Thousand Dollars

($590,000) per annum, payable semimonthly.  The minimum

salary hereunder shall be automatically adjusted to the

level of any increase in annual compensation as the Employer may determine during the term of this Agreement.

     4.   Participation in Benefit Programs.  Employee shall
          ---------------------------------
be eligible to participate in all benefits programs and

under the same terms and conditions as are generally

applicable to salaried employees and senior executives of

Employer during the term of this Agreement.  Employee also

shall be eligible to participate in (i) Employer's Incentive

Compensation Plan and (ii) Employer's 1995 Incentive Stock

Plan, as long as Employer continues such plans during the

term of this Agreement, and to receive awards or grants

under such Plans at Employer's sole discretion.

     5.   Exclusivity of Services.  Employee shall not
          -----------------------
render paid or unpaid services on a self-employed basis or

to any other employer.

     6.   Termination.
          -----------
          (a)  Cause - Notwithstanding the term of this
               -----
Agreement, Employer may discharge Employee and terminate

this Agreement without severance or other pay upon one

week's written notice or pay in lieu of such notice for

cause, including without limitation, (i) failure to

satisfactorily perform his duties or responsibilities

hereunder or negligence in complying with Employer's legal

obligations, (ii) refusal to carry out any lawful order of

Employer, (iii) breach of any legal duty to Employer, (iv)

breach of Paragraph 5 of the Agreement, or (v) conduct

constituting moral turpitude or conviction of a crime which

may diminish Employee's ability to effectively act on the

Employer's behalf or with or on behalf of others, or (vi)

death.

          (b)  Incapacity - If, during the term of this
               ----------
Agreement, Employee is incapacitated from performing the

essential functions of his job pursuant to this Agreement by reason of illness, injury, or disability, Employer may

terminate this Agreement by at least one week's written

notice to Employee, but only in the event that such

conditions shall aggregate not less than one hundred eighty

(180) days during any
twelve month period.  In the event Employee shall (i)

continue to be incapacitated subsequent to termination for

incapacity pursuant to this Paragraph 6(b), and (ii) be a

participant in and shall qualify for benefits under

Employer's Long Term Disability Plan ("LTD"), then Employer

will continue to compensate Employee, for so long as

Employee remains eligible to receive LTD benefits, in an

amount equal to the difference between 60% of Employer's

annual compensation as set forth in Paragraph 3 hereof and

the maximum annual benefit under the LTD, payable monthly on a prorated basis.

          (c)  Without Cause.  Employer may at any time
               -------------
terminate the employment of Employee without cause or

designate a termination for cause as a termination without

cause, and in such event Employer shall, in lieu of

continued employment, compensate Employee at the rate and in the manner provided in Paragraph 3 hereof for a period after termination equivalent to (i) 2 years, or (ii) until the

expiration of this Agreement, whichever of (i) or (ii) is

shorter in time (the "Compensation Period").

               During the Compensation Period, Employee

shall continue to be eligible to (i) participate in all

employee benefit plans of Employer, in which he is

participating at the time of the notice and so long as such

plans are available to salaried employees and senior

executives, and (ii) exercise all stock options previously

granted to Employee under Employer's 1987 Stock Option and

1995 Incentive Stock Plan, which options are or become

exercisable under the provisions of such Plans.

               Following the Compensation Period, Employee's

employment shall continue (as a consultant to Employer) for

an additional period until May 13, 2002 (the "Consultancy

Period"), during which additional period Employee will

receive a salary at the annual rate of $50,000 payable

semimonthly.  During both the Compensation Period and the

Consultancy Period, any award(s) to Employee pursuant to

Employer's 1977 Executive Long-Term Incentive Stock Purchase

Plan and 1995 Incentive Stock Plan shall continue to vest in the same manner and in the same amounts as such award(s)

would have vested if Employee had continued as a full-time

employee.

               During the Compensation Period or the

Consultancy Period, Employee shall not accept employment

with, or act as a consultant for, or perform services for any person, firm or corporation directly or indirectly engaged in any business competitive with Employer without the prior written consent of Employer.

               All remuneration or wages earned by Employee

after the first twelve (12) months of the Compensation

Period or during the Consultancy Period in excess of $50,000 either as an employee, independent contractor or consultant

to any person, firm or corporation, other than Employer,

shall be set off against the Employer's duty of compensation to the Employee during the Compensation and Consultancy

Periods.  Employee shall promptly notify Employer of his

employment in any capacity during such Periods and of the

amount of remuneration or wages he will receive.

     7.   Confidential Information.  Employee agrees that he
          ------------------------
will not divulge to any person, nor use to the detriment of

Employer or any of its affiliates or subsidiaries, nor use

in any business or process of manufacture competitive with

or similar to any business or process of manufacture of

Employer or any of its affiliates or subsidiaries, at any

time during employment by Employer or thereafter, any trade

secrets or confidential information obtained during the

course of his employment with Employer, without first

obtaining the written permission of Employer.

          Employee agrees that, at the time of leaving the

employ of Employer, he will deliver to Employer, and not

keep or deliver to anyone else, any and all credit cards,

notes, notebooks, memoranda, documents and, in general, any

and all material relating to Employer's business, including

copies thereof, whether in paper or electronic format.

     8.   Modification.  This Agreement contains all the
          ------------
terms and conditions agreed upon by the parties hereto, and

no other agreements, oral or otherwise, regarding the

subject matter of this Agreement shall be deemed to exist or bind either of the parties hereto.  This Agreement cannot be modified except by a subsequent writing signed by both

parties.

     9.   Prior Agreement.  This Agreement supersedes and
          ---------------
replaces any and all previous agreements between the

parties.

     10.  Severability.  If any provision of this Agreement
          ------------
is illegal and unenforceable in whole or in part, the

remainder of the Agreement shall remain enforceable to the

extent permitted by law.

     11.  Governing Law.  This Agreement shall be construed
          -------------
and enforced in accordance with the laws of the State of

California.  In the event that any ambiguity or questions of intent or interpretation arise, no presumption or binder of

proof shall arise favoring or disfavoring the Employer by

virtue of authorship of this Agreement and the terms and

provisions of this Agreement shall be given their meaning

under law.

     12.  Assignment.  This Agreement shall be binding upon
          ----------
Employee, his heirs, executors and assigns and upon

Employer, its successors and assigns.

     13.  Arbitration.  In consideration for entering into
          -----------
this Agreement and for the position, compensation, benefits

and other promises provided hereunder, the Employee and

Employer agree to be bound by the arbitration provisions

attached hereto as Attachment 1 and incorporated herein by

this reference.

     IN WITNESS WHEREOF, the parties hereto have executed

this Agreement the day and year first above written.

                  OCCIDENTAL PETROLEUM CORPORATION



                  By:  R. R. IRANI
                      ---------------------------

                       J. ROGER HIRL
                      ---------------------------
                       J. Roger Hirl

                                                ATTACHMENT 1



            ARBITRATION PROVISIONS ("Provisions")
    Incorporated by Reference into and Made a Part of the Agreement, dated May 14, 1997 (the "Agreement"), between
      Occidental Petroleum Corporation (the "Employer") and J. Roger Hirl (the "Employee")

      In recognition of the fact that differences may arise between the Employer and the Employee arising out of or relating to certain aspects of the Employee's employment with the Employer or the termination of that employment, and in recognition of the fact that resolution of any differences in the courts is rarely timely or cost-effective for either party, the Employer and Employee have agreed to the incorporation of the Provisions into the Agreement in order to establish and gain the benefits of a speedy, impartial and cost-effective dispute resolution procedure. By so doing, the Employer and the Employee mutually agree to arbitrate Claims (as defined below) and each knowingly and voluntarily waive their rights before a jury. Each party's promise to resolve Claims (as defined below) by arbitration in accordance with these Provisions is consideration for the other party's like promise, in addition to any other consideration.

1.   Claims
     ------

      1.1 Except as provided in paragraph 1.2 below, "Claims" (collectively called "Claim" or "Claims" in these Provisions) means all claims or controversies between the Employer and Employee or between the Employee and others arising out of, or relating to or concerning the Employee's employment with the Employer or termination thereof for which a state or federal court otherwise would be authorized to grant relief, including, but not limited to, claims based on any purported breach of contract, tort, state or federal statute or ordinance, common law, constitution or public policy, claims for wages or other compensation, or of discrimination, or violation of public policy of any type. Claims expressly include the Employee's Claims against the Employer, and any subsidiary and related or affiliated entity, successor or assign, and any of their officers, directors, employees, managers, representatives, attorneys or agents, and Claims against others arising out of, relating to or concerning the Employee's employment with the Employer or termination thereof.

      1.2 These Provisions do not apply to or cover: claims for workers' compensation benefits, claims for unemployment compensation benefits, or claims for which the National Labor Relations Board has exclusive jurisdiction; claims by the Employer for injunctive and/or other equitable relief for intellectual property, unfair competition and/or the use and/or unauthorized disclosure of trade secrets or confidential information; and claims based upon an employee pension or benefit plan the terms of which contain an arbitration or other non-judicial resolution procedure, in which case the provisions of such plan shall apply. Employee shall further retain the right to seek injunctive and/or other equitable relief expressly made available by a statute which forms the basis of a Claim which is subject to arbitration under these Provisions. Where one or more of the included Claims in a dispute are covered under these Provisions and one or more of the included Claims in the dispute are not covered under these Provisions, such covered and non-covered claims shall be separated and shall be heard separately in the appropriate forum for each claim.

2.   Agreement to Arbitrate All Claims
     ---------------------------------

      2.1 Except for claims excluded from these Provisions by paragraph 1.2 above and as otherwise provided in paragraph 1.2 and 4.1, the Employer and the Employee hereby agree to the resolution by exclusive, final and binding arbitration of all Claims.

      2.2 The parties further agree that any issue or dispute concerning the formation, applicability, interpretation, or enforceability of these Provisions, including any claim or contention that all or any part of these Provisions is void or voidable, shall be subject to arbitration as provided herein. The arbitrator, and not any federal, state or local court or agency, shall have authority to decide any such issue or dispute.

3.   Governing Law
     -------------

      3.1 Except as modified by these Provisions, the arbitration shall be conducted pursuant to the rules set forth in the California Arbitration Act, California Civil
Code or Procedure Section 1281, et. seq.

      3.2   The  Arbitrator shall apply the substantive  law
(and the law of remedies, if applicable) of the State of California, or federal law, or both, as applicable to the Claims asserted.

4.   Binding Effect
     --------------

      4.1 The arbitration Award (see Section 10, herein) shall be final and binding on the parties except that both parties shall have the right to appeal to the appropriate court any errors of law in the decision rendered by the Arbitrator.

      4.2 The Award may be entered as a judgment in any court of competent jurisdiction and shall serve as a bar to any court action for any Claim or allegation which was, or could have been, raised in Arbitration.

      4.3 For Claims covered by these Provisions, Arbitration is the exclusive remedy, except as provided by paragraph 1.2. The parties shall be precluded from bringing or raising in court or before any other forum any dispute which could have been brought or raised pursuant to Arbitration.

      4.4 Nothing in these Provisions shall prevent a party from pursuing any legal right to bring an action to vacate or enforce an Award or to compel arbitration pursuant to applicable California law.

5.   Initiating Arbitration
     ----------------------

      To initiate the arbitration process, the aggrieved party must provide the other party or parties with: a written request to arbitrate any covered Claims which states the Claim or Claims for which arbitration is sought. The written request to arbitrate must be received within the limitations periods applicable under the law to such Claims.

6.   Selection of the Arbitrator
     ---------------------------

     6.1 All Claims shall be decided by a single neutral decision-maker, called the "Arbitrator."

     6.2 To be qualified to serve, the Arbitrator must be an attorney in good standing with at least seven years experience in employment law or a retired judge and be available to hear the matter within sixty (60) days of selection and on consecutive days.

     6.3 Within fifteen calendar days after receipt of the written request to arbitrate, the parties will attempt to agree on the selection of a qualified Arbitrator pursuant to paragraph 6.2 above. If the parties fail to agree on the selection of an Arbitrator within that fifteen calendar day period, the Employer will designate an alternate dispute resolution service (by way of example, American Arbitration Association, National Arbitration Forum, Judicial Arbitration and Mediation Services/Endispute) which has the capacity of providing the parties with a list of potential qualified arbitrators. The parties shall request that designated alternate dispute resolution service to provide them with a list of nine persons who meet the requirements of paragraph 6.2 above. Each party shall rate the nine names by giving the most preferred arbitrator the number nine and using descending successive numbers to rate the remaining choices in descending order of that party's preference and returning the list to the alternate dispute resolution service for calculation. The arbitrator candidate with the highest combined rating will be the Arbitrator. The functions of the alternate dispute resolution service shall be strictly limited to providing the list of arbitrator candidates and tallying the respective parties' ratings of the candidates in accordance with this Section 6 and no rules of that service shall otherwise apply.

7.   Arbitration Procedures:
     ----------------------

       7.1   All  parties  may  be  represented  by  counsel
throughout   the  arbitration  process,  including   without
limitation, at the arbitration hearing.

       7.2   The  Arbitrator shall  afford each party a full
and fair opportunity to present relevant and material proof,
to call and cross-examine witnesses,  and  to  present   its
argument.

       7.3 The Arbitrator shall not be bound by any formal rules of evidence with the exception of applicable law regarding the attorney-client privilege and work product doctrine, and any applicable state or federal law regarding confidentiality of documents and other information
(including,  without  limitation,  pursuant  to  rights   of
privacy).

      7.4 The Arbitrator shall decide the relevance of any evidence offered, and the Arbitrator's decision on any question of evidence or argument shall be final and binding.

      7.5   The  Arbitrator  may receive  and  consider  the
evidence  of witnesses by affidavit and shall give  it  such
weight   as   the   Arbitrator   deems   appropriate   after
consideration of any objection made to its admission.

      7.6 Either party, at its expense, may arrange and pay for the cost of a court reporter to provide a stenographic record of the proceedings. The other party may obtain a copy of the recording by paying the reporter's normal fee for such copy. If both parties agree to utilize the services of a court reporter, the parties shall share the expense equally and shall be billed and responsible for payment individually.

      7.7 Either party shall have the right to file an pre- or post-hearing brief. The time for filing such briefs shall be set by the Arbitrator.

      7.8 The Arbitrator has authority to entertain a written or oral motion to dismiss and motion for summary judgment, dispositive of all or part of any Claim, to which the Arbitrator shall apply the standards governing such motions under the Federal Rules of Civil Procedure.

8.   Discovery
     ---------

      8.1 Discovery shall be governed by this paragraph 8, notwithstanding Code of Civil Procedure Section 1283.05 to the contrary.

      8.2   Discovery   shall   be  conducted  in  the  most
expeditious and cost-effective manner possible, and shall be limited to that which is relevant and for which the party seeking it has substantial, demonstrable need.

      8.3 All parties shall be entitled to receive, reasonably prior to the hearing, copies of relevant documents which are requested in writing, clearly described and governed by paragraph 8.2 above, and sought with reasonable advance notice given the nature of the requests. Upon request, Employee shall also be entitled to a true copy of his or her personnel file kept in the ordinary course of business and pursuant to the Employer policy. Any other requests for documents shall be made by subpoena as provided for in Section 9 herein.

      8.4 Except as mutually agreed by the parties, all parties shall be entitled to submit no more than twenty interrogatories (including subparts) and twenty requests for admission (including subparts), on each of the other parties, which are requested in writing, clearly described and governed by paragraph 8.2 above, and sought with reasonable advance notice given the nature of the requests.

      8.5 Upon reasonable request and scheduling, each party shall be entitled to take three depositions in total of relevant parties, representative of the opposing party, or third parties, of up to two days duration each.

      8.6   Physical  and/or   mental  examinations  may  be
conducted in accordance with the standards established by the Federal Rules of Civil Procedure.

      8.7 At a mutually agreeable date, the parties will exchange lists of experts who will testify at the arbitration. Each party may depose the other party's experts and obtain documents they reviewed and relied upon and these depositions will not be charged against the party's limit of three depositions.

      8.8 Any disputes relative to discovery or requests for discovery other than specifically provided for herein, shall be presented to the Arbitrator who shall make final and binding decisions in accordance with paragraphs 8.1 and
8.2 herein.

9.   Subpoenas

      9.1 Subject to formal request and a determination of both need and relevance by the Arbitrator in accordance with paragraphs 8.1 and 8.2 above, each party may issue a subpoena for production of documents or persons (other than those provided for in Sections 8.3, 8.5 and 8.7) relevant to the procedure. The Arbitrator's decision regarding relevance and the need for subpoenas shall be final and binding.

      9.2   The   Arbitrator  is   empowered   to   subpoena
witnesses or documents to the extent permitted in a judicial proceeding, upon his or her own initiative or at the request of a party.

      9.3 The party requesting the production of any witness or proof shall bear the costs of such production.

10.  The Award
     ---------

      10.1 The Arbitrator shall render his or her decision and award (collectively the "Award") based solely on the evidence and authorities presented, the applicable policies of the Employer, any applicable written employment agreement, the applicable law argued by the parties, and these Provisions as interpreted by the Arbitrator.

      10.2 The Award shall be made promptly by the Arbitrator, and unless otherwise agreed by the parties, not later than sixty (60) days from the closing of the hearing, or the date post-hearing briefs are filed, whichever is later.

     10.3 The Award shall be in writing and signed and dated by the Arbitrator. The Award shall decide all issues submitted, shall contain express findings of fact and law (including findings on each issue of fact and law raised by a party), and provide the reasons supporting the decision including applicable law. The Arbitrator shall give signed and duplicate original copies of the Award to all parties at the same time.

11.  Damages and Relief
     ------------------

      11.1 The Arbitrator shall have the same authority to award remedies and damages as provided to a judge and/or jury under applicable state or federal laws, where the aggrieved party has met his or her burden of proof.

      11.2 Both parties have a duty to mitigate their damages by all reasonable means. The Arbitrator shall take a party's failure to mitigate into account in granting relief in accordance with applicable state and federal law.

      11.3 Arbitration of damages or other remedies may be conducted in a bifurcated proceeding.

12.  Fees and Expenses
     -----------------

      12.1 All parties shall share equally the fees of the Arbitrator. Each party will deposit funds or post other appropriate security for its share of the Arbitrator's fee, in an amount and manner determined by the Arbitrator, at least ten (10) days before the first day of hearing. Additionally, each party shall pay for its own expenses associated with the arbitration process and attorneys' fees, if any. If any party prevails on a statutory claim which entitles the prevailing party to attorneys' fees, or if there is a written agreement providing for fees, the Arbitrator may award reasonable fees to the prevailing party in accordance with such statute or agreement.

      12.2 The Arbitrator may additionally award either party its reasonable attorneys' fees and costs, including reasonable expenses associated with production of witnesses or proof, upon a finding that the other party (a) engaged in unreasonable delay, or (b) failed to comply with the Arbitrator's discovery order.

arbprov

                                                       Exhibit 10.2



                  OCCIDENTAL PETROLEUM CORPORATION
                 PERFORMANCE STOCK OPTION AGREEMENT




Name of Optionee:
                  -------------------------------------------------

Date of Grant:
               ----------------------------------------------------

Number of Optioned Shares:
                           ----------------------------------------

Option Price:
              -----------------------------------------------------

Vesting Requirement:  See Paragraph 3 below.


AGREEMENT (this "Agreement") made as of the Date of Grant by and between OCCIDENTAL PETROLEUM CORPORATION, a Delaware corporation (hereinafter called "Occidental," and, collectively with its Subsidiaries, the "Company"), and the Optionee.

      1. GRANT OF STOCK OPTION. Subject to and upon the terms, conditions, and restrictions set forth in this Agreement and in the Occidental Petroleum Corporation 1995 Incentive Stock Plan (the "Plan"), Occidental hereby grants to the Optionee as of the Date of Grant a stock option (the "Option") to purchase up to the number of shares of Common Stock stated above (the "Optioned Shares"). The
Option may be exercised from time to time in accordance with the terms of this Agreement. The Option is intended to be a nonqualified stock option and shall not be treated as an "incentive stock option" within the meaning of that term under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or any successor provision thereto.

     2. TERM OF OPTION. The term of the Option shall commence on the Date of Grant and, unless earlier terminated in accordance with
Section 6 hereof, shall expire ten (10) years from the Date of Grant.

      3. RIGHT TO EXERCISE. Subject to the expiration or earlier termination of the Option, the Optionee shall become vested in and entitled to exercise the Option if, and only if, the Common Stock attains one of the performance targets described hereafter: If,
(i) at any time prior to the third anniversary of the Date of Grant, the Fair Market Value per Share for twenty consecutive trading days is thirty dollars ($30.00) or more, (ii) at any time from the third anniversary of the Date of Grant to the day preceding the fifth anniversary of the Date of Grant, the Fair Market Value per Share for twenty consecutive trading days is thirty-five dollars ($35.00) or more, or (iii) at any time from the fifth anniversary of the Date of Grant to the day preceding the tenth anniversary of the Date of Grant, the Fair Market Value per Share for twenty consecutive trading days is forty dollars ($40.00) or more, then, on the first trading day following the earliest of such twenty day periods to occur, the Optionee's rights in and to the Option shall become fully vested and the Option shall become fully exercisable. For the purposes of this paragraph 3, "trading day" means any day on which securities trading is conducted on the New York Stock Exchange. To the extent the Option is exercisable, it may be exercised in whole or in part.

      4. OPTION NONTRANSFERABLE. The Option granted hereby shall be neither transferable nor assignable by the Optionee other than by will or by the laws of descent and distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee, or in the event of his or her legal incapacity, by his or her guardian or legal representative acting on behalf of the Optionee in a fiduciary capacity under state law and court supervision.

      5.    NOTICE  OF  EXERCISE;  PAYMENT.   To  the  extent  then
exercisable,  the  Option shall be exercised  by  oral  or  written notice to Occidental stating the number of Optioned Shares for which the Option is being exercised and the intended manner of payment. Payment equal to the aggregate Option Price of the Optioned Shares shall be (a) in cash in the form of currency or check or other cash equivalent acceptable to

Occidental, (b) by actual or constructive transfer to Occidental of nonforfeitable, nonrestricted shares of Common Stock that have been owned by the Optionee for (i) more than one year prior to the date of exercise and for more than two years from the date on which the option was granted, if they were originally acquired by the Optionee pursuant to the exercise of an incentive stock option, or
(ii) more than six months prior to the date of exercise, if they were originally acquired by the Optionee other than pursuant to the exercise of an incentive stock option, or (c) by any combination of the foregoing methods of payment. Nonforfeitable, nonrestricted shares of Common Stock that are transferred by the Optionee in payment of all or any part of the Option Price shall be valued on the basis of their Fair Market Value per Share. The requirement of payment in cash shall be deemed satisfied if the Optionee makes arrangements that are satisfactory to Occidental with a broker that is a member of the National Association of Securities Dealers, Inc. to sell a sufficient number of the shares of Common Stock, which are being purchased pursuant to the exercise, so that the net proceeds of the sale transaction will at least equal the amount of the aggregate Option Price, and pursuant to which the broker undertakes to deliver to Occidental the amount of the aggregate Option Price not later than the date on which the sale transaction will settle in the ordinary course of business. The date of such notice shall be the exercise date. Any oral notice of exercise shall be confirmed in writing to Occidental before the close of business the same day.

      6. TERMINATION OF AGREEMENT. This Agreement and the Option granted hereby shall terminate automatically and without further notice on the earliest of the following dates:

           (a) Five years or the remaining term of the Option, whichever is less, after the date the Optionee ceases to be an employee of the Company by reason of the Optionee's (i) death, (ii) permanent disability or (iii) retirement under a retirement plan of the Company at or after the earliest voluntary retirement age provided for in such retirement plan or retirement at an earlier age with the consent of the Board;

           (b)   Immediately  upon  the  voluntary  or  involuntary
resignation   of  the  Optionee  other  than  in  connection   with
retirement as provided in 6(a)(iii) above; or

           (c)   Ten years from the Date of Grant.

In the event that the Optionee commits an act that the Committee determines to have been intentionally committed and materially inimical to the interests of the Company, this Agreement shall terminate at the time of that determination notwithstanding any other provision of this Agreement. This Agreement shall not be exercisable for any number of Optioned Shares in excess of the number of Optioned Shares for which this Agreement is then exercisable on the date of termination of employment. For the purposes of this Agreement, the continuous employment of the Optionee with the Company shall not be deemed to have been interrupted, and the Optionee shall not be deemed to have ceased to be an employee of the Company, by reason of the transfer of his or her employment among Occidental and its Subsidiaries or an approved leave of absence.

      7. ACCELERATION OF OPTION. In the event of a Change of Control, the Option granted hereby shall become immediately exercisable in full. For purposes of this Agreement, "Change of Control" means the occurrence of any of the following events:

          (a) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any company owned, directly or indirectly, by the stockholders of Occidental in substantially the same proportions as their ownership of the Common Stock of Occidental), is or becomes after the effective date of the Plan as provided in Section 16 of the Plan (the "Effective Date") the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Occidental (not including in the securities beneficially owned by such person any securities acquired directly from Occidental or its affiliates) representing 50 percent or more of the combined voting power of Occidental's then-outstanding securities;

           (b) during any period of two consecutive years (not including any period prior to the Effective Date), individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (a), (c), or (d) of this definition) whose election by the Board or nomination for election by Occidental's stockholders was approved by a vote of at least two thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board;

           (c) the stockholders of Occidental approve a merger or consolidation of Occidental with any other corporation, other than
(i) a merger or consolidation that would result in the voting securities of Occidental outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company, at least 50 percent of the combined voting power of the voting securities of Occidental or such surviving entity outstanding immediately after such merger or consolidation or (ii) a merger or consolidation effected to implement a recapitalization of Occidental (or similar transaction) in which no person acquires more than 50 percent of the combined voting power of Occidental's then-outstanding securities; or

           (d) the stockholders of Occidental approve a plan of complete liquidation of Occidental or an agreement for the sale or disposition of all or substantially all of Occidental's assets;

provided, however, that prior to the occurrence of any of the events described in clauses (a) through (d) above, the Board may determine that such event shall not constitute a Change of Control for purposes of this Agreement.

      8.    NO  EMPLOYMENT  CONTRACT;  RELATIONSHIP  TO  EMPLOYMENT
CONTRACT.

           (a) Nothing contained in this Agreement shall confer upon the Optionee any right with respect to continuance of employment by the Company, nor limit or affect in any manner the right of the Company to terminate the employment or adjust the compensation of the Optionee.

           (b) In the event of any conflict or inconsistency between the terms and conditions of this Agreement and any current or future employment agreement between the Optionee and the Company, then, notwithstanding any provision of such employment agreement to the contrary, the terms of this Agreement shall govern. THE OPTIONEE ACKNOWLEDGES AND AGREES THAT ACCEPTANCE OF THE FOREGOING PROVISION IS A CONDITION TO THE GRANT OF THIS OPTION AND THAT, IF THE OPTIONEE SEEKS TO ENFORCE ANY INCONSISTENT OR CONTRARY TERM OF AN EMPLOYMENT AGREEMENT, THIS OPTION SHALL BE NULL AND VOID AND ALL RIGHTS THAT THE OPTIONEE HAD UNDER THIS AGREEMENT SHALL IMMEDIATELY TERMINATE.
                                        Initialed by Optionee:
                                                              -----
      9. TAXES AND WITHHOLDING. If the Company shall be required to withhold any federal, state, local or foreign tax in connection with the exercise of the Option, the Optionee shall pay the tax or make provisions that are satisfactory to the Company for the payment thereof. The Optionee may elect to satisfy all or any part of any such withholding obligation by surrendering to the Company a portion of the shares of Common Stock that are issued or transferred to the Optionee upon the exercise of the Option, and the shares of Common Stock so surrendered by the Optionee shall be credited against any such withholding obligation at the Fair Market Value per Share of such shares on the date of such surrender; provided, however, if the Optionee is subject to Section 16 of the Exchange Act, such election shall be made in accordance with Rule 16b-3 and subject to approval by the Committee if such approval is then required by Rule 16b-3.

      10. COMPLIANCE WITH LAW. The Company shall make reasonable efforts to comply with all applicable federal and state securities laws; provided, however, notwithstanding any other provision of this Agreement, the Option shall not be exercisable if the exercise thereof would result in a violation of any such law.

      11. ADJUSTMENTS. The Committee shall make such adjustments in the Option Price and the number or kind of shares of Common Stock covered by the Option that the Committee may in good faith determine to be required in order to prevent dilution or expansion of the Optionee's rights under this Agreement that otherwise would result from (a) any stock dividend, stock split, combination of shares, recapitalization or other change in the capital structure of Occidental, or (b) any merger, consolidation, spin-off, spin-out, split-off, split-up, reorganization, partial or complete liquidation or other distribution of assets, issuance of warrants or other rights to purchase securities, or any other corporate transaction or event having an effect similar to any of the foregoing. In the event of any such transaction or event, the Committee may provide in substitution for all or any portion of the Optionee's rights under this Agreement such alternative consideration as the Committee may in good faith determine to be appropriate under the circumstances and may require the surrender of all rights so replaced.

      12. RELATION TO OTHER BENEFITS. Any economic or other benefit to the Optionee under this Agreement shall not be taken into account in determining any benefits to which the Optionee may be entitled under any profit-sharing, retirement or other benefit or compensation plan maintained by the Company and shall not affect the amount of any life insurance coverage available to any beneficiary under any life insurance plan covering employees of the Company.

     13. AMENDMENTS. Any amendment to the Plan shall be deemed to be an amendment to this Agreement to the extent that the amendment is applicable hereto; provided, however, that no amendment shall adversely affect the rights of the Optionee under this Agreement without the Optionee's consent.

      14. SEVERABILITY. In the event that one or more of the provisions of this Agreement shall be invalidated for any reason by a court of competent jurisdiction, any provision so invalidated shall be deemed to be separable from the other provisions hereof, and the remaining provisions hereof shall continue to be valid and fully enforceable.

     15. RELATION TO PLAN. This Agreement is subject to the terms and conditions of the Plan. In the event of any inconsistent provisions between this Agreement and the Plan, the Plan shall govern. Capitalized terms used herein without definition shall have the meanings assigned to them in the Plan.

      16. SUCCESSORS AND ASSIGNS. Without limiting Section 4 hereof, the provisions of this Agreement shall inure to the benefit of, and be binding upon, the successors, administrators, heirs, legal representatives and assigns of the Optionee, and the successors and assigns of the Company.

      17. GOVERNING LAW. The interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Delaware.

      18. NOTICES. Any notice to the Company provided for herein shall be given to its Secretary at 10889 Wilshire Boulevard, Los Angeles, California 90024, and any notice to the Optionee shall be addressed to said Optionee at his or her address currently on file with the Company. Except as otherwise provided herein, any written notice shall be deemed to be duly given if and when delivered personally or deposited in the United States mail, first class registered mail, postage and fees prepaid, and addressed as aforesaid. Any party may change the address to which notices are to be given hereunder by written notice to the other party as herein specified (provided that for this purpose any mailed notice shall be deemed given on the third business day following deposit on the same in the United States mail).

      IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by its duly authorized officer and Optionee has also executed this Agreement in duplicate, as of the day and year first above written.

                              OCCIDENTAL PETROLEUM CORPORATION


                            By:
                                ------------------------------


                                ------------------------------
                                Optionee