Form 10-Q
period 1997-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 1997-11-10
CIK 797468

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 1997

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

                             Yes   X     No
                                 -----      -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                       Outstanding at September 30, 1997
   ---------------------------            ---------------------------------
   Common stock $.20 par value                  338,756,163 shares

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                   CONTENTS


                                                                                 PAGE
PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Condensed Balance Sheets --
                      September 30, 1997 and December 31, 1996                    2

                  Consolidated Condensed Statements of Operations --
                      Three and nine months ended September 30, 1997 and 1996     4

                  Consolidated Condensed Statements of Cash Flows --
                      Nine months ended September 30, 1997 and 1996               5

                  Notes to Consolidated Condensed Financial Statements            6

          Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                        11

PART II   OTHER INFORMATION

          Item 1. Legal Proceedings                                              16

          Item 6. Exhibits and Reports on Form 8-K                               17

                        PART I    FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                     OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                         SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (Amounts in millions)

                                                                          1997         1996
=================================================================    =========    =========

ASSETS

CURRENT ASSETS

  Cash and cash equivalents (Note 5)                                 $     170    $     279

  Receivables, net                                                         802          871

  Inventories (Note 6)                                                     650          633

  Prepaid expenses and other                                               292          407
                                                                     ---------    ---------

    Total current assets                                                 1,914        2,190

LONG-TERM RECEIVABLES, net                                                 133          152

EQUITY INVESTMENTS (Note 12)                                             1,004        1,039

PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation, depletion and amortization of $9,327
  at September 30, 1997 and $9,369 at December 31, 1996 (Note 7)        14,023       13,808

OTHER ASSETS                                                               496          445
                                                                     ---------    ---------
                                                                     $  17,570    $  17,634
=================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

                       OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                     (Amounts in millions)

                                                                               1997         1996
======================================================================    =========    =========

LIABILITIES AND EQUITY

CURRENT LIABILITIES

  Current maturities of long-term debt and capital lease liabilities      $       5    $      27

  Notes payable                                                                  21           20

  Accounts payable                                                              902        1,023

  Accrued liabilities                                                         1,097        1,291

  Domestic and foreign income taxes                                             121          109
                                                                          ---------    ---------
    Total current liabilities                                                 2,146        2,470
                                                                          ---------    ---------
LONG-TERM DEBT, net of current maturities and unamortized discount            4,785        4,511
                                                                          ---------    ---------
DEFERRED CREDITS AND OTHER LIABILITIES

  Deferred and other domestic and foreign income taxes                        2,546        2,560

  Other                                                                       2,736        2,953
                                                                          ---------    ---------
                                                                              5,282        5,513
                                                                          ---------    ---------
STOCKHOLDERS' EQUITY

  Nonredeemable preferred stock, stated at liquidation value                  1,211        1,325

  ESOP preferred stock, at par value                                          1,400        1,400

  Unearned ESOP shares                                                       (1,359)      (1,394)

  Common stock, at par value                                                     68           66

  Additional paid-in capital                                                  4,274        4,463

  Retained earnings(deficit)                                                   (231)        (726)

  Cumulative foreign currency translation adjustments                            (6)           6
                                                                          ---------    ---------
                                                                              5,357        5,140
                                                                          ---------    ---------
                                                                          $  17,570    $  17,634
======================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

                              OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               (Amounts in millions, except per-share amounts)

                                                                  Three Months Ended         Nine Months Ended
                                                                        September 30              September 30
                                                              ----------------------    ----------------------
                                                                   1997         1996         1997         1996
==========================================================    =========    =========    =========    =========
REVENUES
  Net sales and operating revenues
    Oil and gas operations                                    $     883    $   1,148    $   2,780    $   2,780
    Natural gas transmission operations                             644          554        2,063        1,777
    Chemical operations                                           1,124        1,084        3,302        3,210
    Other                                                            (7)          --          (23)          (2)
                                                              ---------    ---------    ---------    ---------
                                                                  2,644        2,786        8,122        7,765
  Interest, dividends and other income                               30           63           67          233
  Gains on asset dispositions, net                                   --            1           (1)           5
  Income from equity investments (Note 12)                           (2)          21           35           64
                                                              ---------    ---------    ---------    ---------
                                                                  2,672        2,871        8,223        8,067
                                                              ---------    ---------    ---------    ---------
COSTS AND OTHER DEDUCTIONS
  Cost of sales                                                   2,005        2,162        6,148        5,870
  Selling, general and administrative and other
    operating expenses                                              287          322          752          779
  Environmental remediation                                           7            6           24           94
  Exploration expense                                                18           31           60           78
  Interest and debt expense, net                                    107          115          325          375
                                                              ---------    ---------    ---------    ---------
                                                                  2,424        2,636        7,309        7,196
                                                              ---------    ---------    ---------    ---------
Income(loss) before taxes and extraordinary items                   248          235          914          871
Provision for domestic and foreign income and
  other taxes (Note 11)                                              91           41          420          332
                                                              ---------    ---------    ---------    ---------
Income(loss) before extraordinary items                             157          194          494          539

Extraordinary gain(loss), net (Note 3)                               --           --           --          (30)
                                                              ---------    ---------    ---------    ---------
NET INCOME(LOSS)                                                    157          194          494          509

Preferred dividends                                                 (21)         (23)         (67)         (69)
                                                              ---------    ---------    ---------    ---------
EARNINGS(LOSS) APPLICABLE TO COMMON STOCK                     $     136    $     171    $     427    $     440
                                                              =========    =========    =========    =========
PRIMARY EARNINGS PER COMMON SHARE
  Income(loss) before extraordinary items                     $     .40    $     .53    $    1.28    $    1.46
  Extraordinary gain(loss), net                                      --           --           --         (.09)
                                                              ---------    ---------    ---------    ---------
Primary earnings(loss) per common share                       $     .40    $     .53    $    1.28    $    1.37
                                                              =========    =========    =========    =========
FULLY DILUTED EARNINGS PER COMMON SHARE
  Income(loss) before extraordinary items                     $     .38    $     .50    $    1.23    $    1.41
  Extraordinary gain(loss), net                                      --           --           --         (.08)
                                                              ---------    ---------    ---------    ---------
Fully diluted earnings(loss) per common share                 $     .38    $     .50    $    1.23    $    1.33
                                                              =========    =========    =========    =========
DIVIDENDS PER COMMON SHARE                                    $     .25    $     .25    $     .75    $     .75
                                                              =========    =========    =========    =========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                              336.2        325.3        332.3        322.4
==========================================================    =========    =========    =========    =========
The accompanying notes are an integral part of these financial statements.

                              OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                            (Amounts in millions)

                                                                                          1997         1996
=================================================================================    =========    =========
CASH FLOW FROM OPERATING ACTIVITIES
  Net income(loss)                                                                   $     494    $     509
  Adjustments to reconcile income to net cash provided by operating activities
    Extraordinary (gain)loss, net                                                           --           30
    Depreciation, depletion and amortization of assets                                     714          687
    Deferred income tax provision                                                          100            7
    Other noncash charges to income                                                         35          271
    Gains on asset dispositions, net                                                         1           (5)
    Income from equity investments                                                         (35)         (64)
    Exploration expense                                                                     60           78
    Changes in operating assets and liabilities                                           (301)        (110)
    Other operating, net                                                                  (205)        (153)
                                                                                     ---------    ---------
    Net cash provided by operating activities                                              863        1,250
                                                                                     ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES
    Capital expenditures                                                                (1,064)        (780)
    Proceeds from disposal of property, plant and equipment, net                            15          213
    Buyout of operating leases                                                             (21)          --
    Purchase of businesses, net                                                             (7)         (18)
    Sale of businesses, net                                                                 95           24
    Other investing, net                                                                    40          (46)
                                                                                     ---------    ---------
    Net cash used by investing activities                                                 (942)        (607)
                                                                                     ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                            77           11
    Net proceeds from commercial paper and revolving credit agreements                     508          531
    Payments on long-term debt and capital lease liabilities                              (320)      (1,340)
    Proceeds from issuance of common stock                                                  16           18
    Proceeds(payments) of notes payable                                                      3           51
    Cash dividends paid                                                                   (316)        (309)
    Other financing, net                                                                     2           10
                                                                                     ---------    ---------
    Net cash used by financing activities                                                  (30)      (1,028)
                                                                                     ---------    ---------
Increase(decrease) in cash and cash equivalents                                           (109)        (385)

Cash and cash equivalents--beginning of period                                             279          520
                                                                                     ---------    ---------
Cash and cash equivalents--end of period                                             $     170    $     135
=================================================================================    =========    =========
The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997


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

    In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of September 30, 1997 and the consolidated results of operations for the three and nine months then ended and the consolidated cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 30, 1997 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

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

    In April 1996, Occidental completed the acquisition of a 64 percent equity interest in INDSPEC Holding Corporation (INDSPEC) for approximately $87 million in common stock. Under the terms of the transaction, INDSPEC's management and employees retained voting control of INDSPEC. Also in April, Occidental completed the sale of its subsidiary which engages in on-shore drilling and servicing of oil and gas wells for approximately $32 million. In addition, certain assets of its international phosphate fertilizer trading operations were sold for approximately $20 million. In July, Occidental sold its royalty interest in the Congo for $215 million. None of these transactions resulted in a material gain or loss.

3.  Extraordinary Gain(Loss)

    The 1996 nine month results included a net extraordinary loss of $30 million, which resulted from the early retirement of high-coupon debt in the first quarter.

4.  Supplemental Cash Flow Information

    Cash payments during the nine months ended September 30, 1997 and 1996 included federal, foreign and state income taxes of approximately $161 million and $186 million, respectively. Interest paid (net of interest capitalized) totaled approximately $309 million and $383 million for the nine month periods ended September 30, 1997 and 1996, respectively.

5.  Cash and Cash Equivalents

    Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less when purchased. Cash equivalents totaled approximately $96 million and $206 million at September 30, 1997 and December 31, 1996, respectively.

6.  Inventories

    A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

         Balance at                September 30, 1997    December 31, 1996
         ======================    ==================    =================

         Raw materials                  $     119            $     135
         Materials and supplies               191                  184
         Work in progress                      21                   17
         Finished goods                       370                  344
                                        ---------            ---------
                                              701                  680
         LIFO reserve                         (51)                 (47)
                                        ---------            ---------
         Total                          $     650            $     633
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

12. Investments

    Investments in companies, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At September 30, 1997, Occidental's equity investments consisted primarily of joint-interest pipelines, including a pipeline in the Dutch sector of the North Sea, an investment of approximately 30 percent in the common shares of Canadian Occidental Petroleum Ltd. and various chemical partnerships and joint ventures. The following table presents Occidental's proportional interest in the summarized financial information of its equity method investments (in millions):

                                                     Periods Ended September 30
                                -----------------------------------------------
                                          Three Months              Nine Months
                                ----------------------    ---------------------
                                     1997         1996         1997        1996
                                =========    =========    =========   =========

         Revenues               $     254    $     214    $     734   $     634
         Costs and expenses           256          193          699         570
                                ---------    ---------    ---------   ---------
         Net income(loss)       $      (2)   $      21    $      35   $      64
                                =========    =========    =========   =========

13. Summarized Financial Information of Wholly-Owned Subsidiary

    Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY
    USA). The following tables present summarized financial information for OXY USA (in millions):

                                                     Periods Ended September 30
                                -----------------------------------------------
                                          Three Months              Nine Months
                                ----------------------    ---------------------
                                     1997         1996         1997        1996
                                =========    =========    =========   =========

         Revenues               $     260    $     254    $     740   $     732
         Costs and expenses           183          230          626         658
                                ---------    ---------    ---------   ---------
         Net income             $      77    $      24    $     114   $      74
                                =========    =========    =========   =========

         Balance at                         September 30, 1997    December 31, 1996
         ===============================    ==================    =================
         Current assets                          $     133            $     183
         Intercompany receivable                 $     367            $     428
         Noncurrent assets                       $   2,107            $   2,028
         Current liabilities                     $     246            $     277
         Interest bearing note to parent         $      89            $     105
         Noncurrent liabilities                  $   1,124            $   1,221
         Stockholders' equity                    $   1,148            $   1,036
         -------------------------------         ---------            ---------

14.  Subsequent Events

     On October 6, 1997, Occidental announced that it signed an agreement with the Department of Energy to acquire the U.S. Government's 78 percent interest in the Elk Hills Field for $3.65 billion. The acquisition will be funded using anticipated proceeds from the divestiture of MidCon Corp., as described below, and an additional amount that Occidental expects to raise from the sale of other non-strategic assets. In the interim, the acquisition will be funded with temporary financing. The acquisition is effective October 1, 1997, with closing, subject to congressional review, expected in February 1998. The Elk Hills Field is located near Bakersfield, California.

     Also on October 6, 1997, Occidental announced its intention to divest of MidCon Corp., its natural gas transmission subsidiary. Management is currently in the process of evaluating various disposition alternatives and is unable to determine the potential gain or loss at this time. Occidental expects to complete a formal plan of divestiture and reflect this segment as a discontinued operation in the fourth quarter of 1997, in accordance with the provisions of Accounting Principles Board Opinion No. 30. The divestiture of MidCon is expected to be completed in early 1998.

     In addition to the above, the Occidental board of directors has authorized the repurchase of up to 40 million shares of Occidental's common stock. The repurchases will be made in the open market or in privately negotiated transactions at the discretion of Occidental's management, depending upon financial and market conditions or as otherwise provided by the Securities and Exchange Commission and New York Stock Exchange rules and regulations. The repurchase program has commenced and will be initially funded with temporary financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Occidental's net income for the first nine months of 1997 totaled $494 million, on net sales and operating revenues of $8.1 billion, compared with net income of $509 million, on net sales and operating revenues of $7.8 billion, for the same period of 1996. Occidental's net income for the third quarter of 1997 was $157 million, on net sales and operating revenues of $2.6 billion, compared with net income of $194 million, on net sales and operating revenues of $2.8 billion, for the same period of 1996. Primary earnings per common share were $1.28 for the first nine months of 1997, compared with $1.37 for the same period of 1996. Primary earnings per common share were $.40 for the third quarter of 1997, compared with $.53 for the same period of 1996.

The 1997 earnings included a third quarter charge, net of taxes, of $54 million to extinguish existing liabilities and open-ended financial commitments under employment agreements with two senior executives. The 1996 third quarter earnings included a $40 million favorable litigation settlement, a $100 million benefit from a reduction in federal income tax liabilities no longer required, a $105 million charge for the write-down of an oil and gas project and related tax effects. In addition to these items, the 1996 year-to-date earnings included a second quarter favorable litigation settlement of $130 million, a $75 million charge in the second quarter for additional environmental reserves and related state tax effects and a first quarter extraordinary loss of $30 million which resulted from the early extinguishment of debt. Earnings before special items for the third quarter of 1997 were $211 million, compared with earnings before special items of $168 million for the third quarter of 1996. The increase primarily reflected improved margins in petrochemicals and chlorine, partially offset by lower margins in caustic soda. Earnings before special items for the nine months ended September 30, 1997 were $548 million, compared with $485 million for same period in 1996. The change primarily reflected increased domestic natural gas production in the oil and gas division, improved margins in petrochemicals and chlorine offset, in part, by lower caustic soda margins in the chemical division and lower natural gas sales margins for MidCon.

Interest, dividends and other income for the nine months ended September 30, 1996 included $170 million, of which $40 million was recorded in the third quarter for a litigation settlement related to Love Canal.

Income from equity investments decreased for the three and nine months ended September 30, 1997, compared with the similar periods of 1996. The decrease, in both periods, primarily reflected lower equity earnings from chemical investments which included currency devaluations in certain chemical joint ventures in Thailand.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):

                                                                      Periods Ended September 30
                                                ------------------------------------------------
                                                          Three Months               Nine Months
                                                ----------------------    ----------------------
                                                     1997         1996         1997         1996
                                                =========    =========    =========    =========
DIVISIONAL NET SALES
  Oil and gas                                   $     883    $   1,148    $   2,780    $   2,780
  Natural gas transmission                            644          554        2,063        1,777
  Chemical                                          1,124        1,084        3,302        3,210
  Other                                                (7)          --          (23)          (2)
                                                ---------    ---------    ---------    ---------
NET SALES                                       $   2,644    $   2,786    $   8,122    $   7,765
                                                =========    =========    =========    =========
DIVISIONAL EARNINGS
  Oil and gas                                   $     136    $      20    $     497    $     325
  Natural gas transmission                             53           49          183          221
  Chemical                                            223          228          499          558
                                                ---------    ---------    ---------    ---------
                                                      412          297        1,179        1,104
UNALLOCATED CORPORATE ITEMS
  Interest expense, net                              (100)        (107)        (302)        (349)
  Income taxes, administration and other             (155)           4         (383)        (216)
                                                ---------    ---------    ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEMS                     157          194          494          539

Extraordinary gain(loss), net                          --           --           --          (30)
                                                ---------    ---------    ---------    ---------
NET INCOME                                      $     157    $     194    $     494    $     509
                                                =========    =========    =========    =========

Environmental remediation expense was $24 million for the first nine months of 1997, compared with $94 million for the same period of 1996. The 1996 amount included a second quarter charge of $75 million for additional environmental reserves.

Oil and gas earnings for the first nine months of 1997 were $497 million, compared with earnings before special items of $430 million for the same period of 1996. The increase in earnings before special items, primarily reflected increased domestic natural gas prices and lower exploration and other costs, partially offset by lower worldwide crude oil prices. Oil and gas earnings for the third quarter of 1997 were $136 million compared with earnings before special items of $125 million for the same period in 1996. The increase in earnings before special items, reflected lower exploration and other costs, partially offset mainly by lower prices for worldwide crude oil and domestic natural gas. The 1996 year-to-date and third quarter results, after inclusion of a $105 million charge for the write-down in an oil and gas project in the Republic of Komi, were $325 million and $20 million, respectively. The decrease in revenues in the third quarter of 1997, compared with the same period in 1996, primarily reflected significantly lower oil trading activity. Approximately 31 percent and 32 percent of oil and gas revenues were attributed to oil trading activity in the first nine months of 1997 and 1996, respectively. The results of oil trading were not significant. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

Natural gas transmission earnings for the first nine months of 1997 were $183 million, compared with $221 million for the same period of 1996. The decrease in earnings primarily reflected lower gas sales margins. Natural gas transmission earnings for the third quarter of 1997 were $53 million, compared with $49 million for the same period of 1996. The increase in earnings reflected cost savings, partially offset by lower gas sales margins. The increase in revenues for the three and nine months ended September 30, 1997, compared to the same periods in 1996, reflected higher gas sales prices and volumes.

Chemical earnings for the first nine months of 1997 were $499 million, compared with earnings before special items of $468 million for the same period of 1996. The 1996 results, after inclusion of $170 million related to a favorable litigation settlement and a charge of $75 million for additional environmental reserves relating to various existing sites, and the related state tax effects, were $558 million. Chemical earnings for the third quarter of 1997 were $223 million, compared with earnings before special items of $190 million for the third quarter of 1996. The improvement in 1997 third quarter and year-to-date earnings, compared with earnings before special items for the same periods in 1996, reflected improved profit margins in petrochemicals and chlorine, partially offset by lower margins in caustic soda. Additionally, the 1997 year-to-date earnings, compared with the same period in 1996, reflected higher feedstock and raw material costs. The 1996 third quarter results were $228 million after the inclusion of $40 million related to a favorable litigation settlement and the related state tax effects. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors. Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products.

Divisional earnings included credits in lieu of U.S. federal income taxes. In the first nine months of 1997, divisional earnings benefited by $66 million which included $10 million, $36 million and $20 million at oil and gas, natural gas transmission and chemical, respectively. In the first nine months of 1996, divisional earnings benefited by $67 million which included $11 million, $36 million and $20 million at oil and gas, natural gas transmission and chemical, respectively.

Net interest expense for the first nine months of 1997 was $302 million, compared with $349 million for the same period of 1996. Net interest expense for the third quarter of 1997 was $100 million, compared with $107 million for the third quarter of 1996. The lower expense on a year-to-date basis primarily reflected lower average debt levels and lower average interest rates.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $863 million for the first nine months of 1997, compared with $1.25 billion for the same period of 1996. Net cash flow was lower in 1997 resulting from lower operating cash and from changes in operating assets and liabilities, primarily reflecting increases in other receivables and overall lower payables. Additionally, cash flow in 1997 reflected cash payments of $112 million to extinguish existing liabilities and open-ended financial commitments under employment agreements with two senior executives. The 1996 noncash charges included $105 million for the write-down in an oil and gas project and $75 million for additional environmental reserves, partially offset by a $39 million favorable litigation settlement. The 1997 and 1996 noncash charges also included employee benefit plans expense and various other charges.

Occidental's net cash used by investing activities was $942 million for the first nine months of 1997, compared with cash used of $607 million for the same period of 1996. Capital expenditures were $1.1 billion in 1997, including $799 million in oil and gas, $57 million in natural gas transmission and $207 million in chemical. Capital expenditures were $780 million in 1996, including $510 million in oil and gas, $102 million in natural gas transmission and $154 million in chemical. Net proceeds from the sale of businesses and disposal of property, plant and equipment for the first nine months of 1997 totaled $110 million which included the proceeds from the sale of a chemical plant in the second quarter. Net proceeds from the sale of businesses and disposal of property, plant and equipment for the first nine months of 1996 totaled $237 million, which primarily reflected the proceeds from the sale of Occidental's royalty interest in the Congo and an on-shore drilling and well servicing subsidiary.

Financing activities used net cash of $30 million in the first nine months of 1997, compared with $1.03 billion for the same period of 1996. The 1997 amount reflected cash proceeds of $268 million from borrowings, net of repayments. The 1996 amount reflected net cash used of $747 million to reduce debt, net of proceeds from borrowings, primarily for the redemption of 11.75% Senior Debentures and 9.625% Senior Notes. The payment of dividends totaled $316 million and $309 million in 1997 and 1996, respectively.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at September 30, 1997, compared with $2.0 billion at December 31, 1996.

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

On October 6, 1997, Occidental announced that it signed an agreement with the Department of Energy to acquire the U.S. Government's 78 percent interest in the Elk Hills Field for $3.65 billion. The acquisition will be funded using anticipated proceeds from the divestiture of MidCon Corp., as described below, and an additional amount that Occidental expects to raise from the sale of other non-strategic assets. In the interim, the acquisition will be funded with temporary financing. The acquisition is effective October 1, 1997, with closing, subject to congressional review, expected in February 1998. The Elk Hills Field is located near Bakersfield, California.

Also on October 6, 1997, Occidental announced its intention to divest of MidCon Corp., its natural gas transmission subsidiary. Management is currently in the process of evaluating various disposition alternatives and is unable to determine the potential gain or loss at this time. Occidental expects to complete a formal plan of divestiture and reflect this segment as a discontinued operation in the fourth quarter of 1997, in accordance with the provisions of Accounting Principles Board Opinion No. 30. The divestiture of MidCon is expected to be completed in early 1998.

In addition to the above, the Occidental board of directors has authorized the repurchase of up to 40 million shares of Occidental's common stock. The repurchases will be made in the open market or in privately negotiated transactions at the discretion of Occidental's management, depending upon financial and market conditions or as otherwise provided by the Securities and Exchange Commission (SEC) and New York Stock Exchange rules and regulations.
The repurchase program has commenced and will be initially funded with temporary financing.

For 1997, Occidental expects that cash generated from operations and any asset sales, generally will be adequate to meet its operating requirements, capital spending and dividend payments. Additionally, Occidental has substantial borrowing capacity which may also be used to meet cash requirements.

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

As of September 30, 1997, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 224 Superfund or comparable state sites. (This number does not include 81 sites where Occidental has been successful in resolving its involvement.) The 224 sites include 82 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability, and 2 sites at which the extent of such retained liability is disputed. Of the remaining 140 sites, Occidental has had no recent or significant communication or activity with government agencies or other PRPs at 1 site, has denied involvement at 28 sites and has yet to determine involvement in 16 sites. With respect to the remaining 95 of these sites, Occidental is in various stages of evaluation. For 86 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 86 sites include 23 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 9 of the 95 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

                          PART II    OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1996 Annual Report on Form 10-K,
Item 1 of Part II of Occidental's Quarterly Report on Form 10-Q for the quarterly period ended March 31 and June 30, 1997 and Note 9 to the consolidated condensed financial statements in Part I hereof.

Occidental has been informed by the SEC that it is conducting a private, formal investigation into the matters that were the subject of the internal inquiry by Occidental described in a Wall Street Journal article on May 12, 1997. Other agencies may also seek information on the internal inquiry. Occidental is cooperating with the SEC in its conduct of this investigation.

In January 1997, Amoco Production Company and Amoco Trading Corporation (collectively, Amoco), filed a complaint against Natural Gas Pipeline Company of America (Natural) before the Federal Energy Regulatory Commission (FERC) contending that Natural improperly had provided its affiliate MidCon Gas Services Corp. (MidCon Gas) transportation service on preferential terms, seeking termination of currently effective contracts and the imposition of civil penalties. A subsequent FERC audit made proposed findings that Natural has favored MidCon Gas, which Natural has challenged. The FERC has not indicated what action, if any, it will take. In July, Amoco and Natural agreed to a settlement of this proceeding and of a pending rate case. Amoco has filed to withdraw its complaint subject to the FERC's procedures. Several intervenors have opposed the withdrawal of the complaint and Natural has filed an answer to that opposition. That issue has been submitted to the FERC for its decision.

In 1996 the District of Columbia Circuit Court of Appeals ordered that Kansas natural gas producers, including OXY USA, refund Kansas ad valorem taxes collected from gas purchasers as surcharges over maximum lawful prices between 1983 and 1988, although their collection of such taxes had been authorized by the FERC. OXY USA has joined other producers in filing a petition for adjustment before the FERC seeking relief from requirements to pay interest on refunds. Other petitions and applications are pending before the FERC concerning various issues regarding refund obligations.

ENVIRONMENTAL PROCEEDINGS

In September 1997, Occidental Chemical Corporation (OCC) received a proposed "Order on Consent" from the New York State Department of Environmental Conservation (NYDEC) involving its chlor-alkali facility in Niagara Falls, New York. The NYDEC alleges a violation of statutory reporting requirements regarding a chemical spill at the facility that allegedly caused a further violation of water quality standards, and seeks an administrative penalty of $100,000. OCC is contesting the alleged violations and the proposed administrative penalty.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Grant of option agreement, executed October 5, 1997 between the Department of Energy and Occidental related to the purchase of the U.S. Government's 78 percent interest in the Elk Hills Field

               11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 1997 and 1996

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 1997 and 1996 and the five years ended December 31, 1996

               27 Financial data schedule for the nine month period ended September 30, 1997 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)

          (b)  Reports on Form 8-K

               During the quarter ended September 30, 1997, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated July 17, 1997 (date of earliest event reported), filed on July 18, 1997, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended June 30, 1997

               2. Current Report on Form 8-K dated July 18, 1997 (date of earliest event reported), filed on July 22, 1997, for the purpose of reporting, under Item 5, recent developments in legal proceedings

               From September 30, 1997 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated October 6, 1997 (date of earliest event reported), filed on October 6, 1997, for the purpose of reporting, under Item 5, Occidental's recent developments including the acquisition of the Elk Hills Field from the U.S. Government, the planned divestiture of MidCon Corp., the commencement of a Common Stock Repurchase Program and the amendments to the employment agreements of the Chief Executive Officer and Senior Operating Officer

               2. Current Report on Form 8-K dated October 16, 1997 (date of earliest event reported), filed on October 17, 1997, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended September 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             OCCIDENTAL PETROLEUM CORPORATION


DATE:  November 10, 1997     S. P. Dominick, Jr.
                             --------------------------------------------------
                             S. P. Dominick, Jr., Vice President and Controller
                             (Chief Accounting and Duly Authorized Officer)

                                 EXHIBIT INDEX


EXHIBITS
--------

  10.1 Grant of option agreement, executed October 5, 1997 between the Department of Energy and Occidental related to the purchase of the U.S. Government's 78 percent interest in the Elk Hills Field

  11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 1997 and 1996

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 1997 and 1996 and the five years ended December 31, 1996

  27 Financial data schedule for the nine month period ended September 30, 1997 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)

                                                                    EXHIBIT 10.1

                           GRANT OF OPTION AGREEMENT
                           -------------------------


     THIS GRANT OF OPTION AGREEMENT ("Option Agreement") is executed as of this
                                      ----------------
October 5, 1997, by and between THE UNITED STATES OF AMERICA, acting by and through the Department of Energy ("Owner"), and OCCIDENTAL PETROLEUM
                                   -----
CORPORATION, a Delaware corporation ("Company").  Owner and Company may be
                                      -------
referred to herein collectively as the "Parties" or individually as a "Party".
                                        -------                        -----
Capitalized terms used in this Option Agreement and not specifically defined herein will have the meaning given such terms in the Purchase Agreement (defined below).

                                   RECITALS
                                   --------

     A. Company desires to purchase all of Owner's right, title and interest in and to each of the Assets on the terms and conditions specified in the Purchase and Sale Agreement attached hereto as Annex I ("Purchase Agreement").
                                               -------   ------------------

     B. Due to the requirements of the Enabling Legislation, the National Environmental Policy Act of 1969 ("NEPA"), and Section 207 of the Federal Property and Administrative Services Act of 1949, as amended, 40 U.S.C. Section 488, at this time Owner cannot unconditionally commit to sell the Assets on the terms and conditions specified in the Purchase Agreement.

     C. Company is willing, on the terms and conditions specified in this Option Agreement, to grant Owner an option to require Company to purchase the Assets on the terms of the Purchase Agreement (i.e., a "put" option).

     NOW, THEREFORE, for and in consideration of the mutual promises contained herein, the benefits to be derived by each Party hereunder, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Company and Owner agree as follows:


                                   ARTICLE 1
        IRREVOCABLE OFFER TO PURCHASE AND DELIVERY OF LETTER OF CREDIT
        --------------------------------------------------------------


     1.1  Irrevocable Offer to Purchase the Assets.  By its execution of this
          ----------------------------------------
Option Agreement, Company hereby irrevocably offers to purchase from Owner the Assets on the terms and conditions set forth in the attached Purchase Agreement, and agrees that Company may not in any manner modify, cancel, revoke or withdraw its offer before 5 p.m.,

Washington, D.C. Time, on March 10, 1998, or such later date as may be agreed upon in writing by Owner and Company (the "Option Termination Date"). Company
                                           -----------------------
acknowledges and agrees that its agreement in this Section 1.1 irrevocably
                                                   -----------
grants Owner an option to sell ("Sale Option") the Assets to Company on the
                                 -----------
terms and conditions set forth in this Option Agreement and in the Purchase Agreement, and creates a corresponding obligation on Company to purchase the Assets from Owner on such terms and conditions, if Owner exercises the Sale Option on or before the Option Termination Date. Owner may exercise the Sale Option by delivering to Company a written notice of exercise together with a counterpart original of the Purchase Agreement, executed by Owner, at any time on or before the Option Termination Date. If Owner does not exercise the Sale Option on or before the Option Termination Date, then this Option Agreement shall automatically terminate and be of no further force or effect, except for those provisions which expressly survive the termination of this Option Agreement.

     1.2  Delivery of Purchase Agreement and Letter of Credit.  Simultaneously
          ---------------------------------------------------
with its execution and delivery of this Option Agreement, Company shall execute and deliver the Purchase Agreement to Owner and shall deposit the Letter of Credit with Owner to be held by Owner under the terms of this Section 1.2. If
                                                              -----------
this Option Agreement is terminated pursuant to the express terms hereof, or if Owner does not exercise the Sale Option on or before the Option Termination Date, Owner shall promptly return to Company (i) Company's executed signature pages from the Purchase Agreement and (ii) the Letter of Credit. If Owner exercises the Sale Option, then the Letter of Credit shall continue to be held by Owner and shall be governed by the terms of the Purchase Agreement. A default by Company in the performance of its obligations under this Option Agreement entitles Owner to draw upon the full amount of the Letter of Credit.

                                   ARTICLE 2
                              AGREEMENTS BY OWNER
                              -------------------


     2.1  Agreement not to Sell to Third Parties.  Owner hereby agrees that it
          --------------------------------------
will not enter into an agreement to sell the Assets covered by this Option Agreement to a third party before the earlier of (i) termination of this Option Agreement, and (ii) the Option Termination Date.

     2.2  Agreement Regarding Exercise of Option.  Owner agrees that it will
          --------------------------------------
exercise the Sale Option promptly after expiration of the 31-day period specified in Section 3414(a) of the Enabling Legislation (and in all events prior to the Option Termination Date), provided that each of the following conditions is then satisfied: (i) this Option Agreement has not been terminated by Owner pursuant to this Section 2.2 or Section 4.2 below or expired according
                          -----------    -----------
to its terms; (ii) no supervening legislation has been enacted which would impair
the Department of Energy's ability to sell the Assets; (iii) advice with respect to antitrust laws has been received pursuant to 40 U.S.C. Section 488, and (iv) the environmental review process under NEPA regarding the proposed sale of the Assets has been completed and Owner has determined that no additional environmental mitigation measures are required to be incorporated into the Purchase Agreement as a result of such environmental review. If Owner determines that additional environmental mitigation measures are required to be incorporated into the Purchase Agreement as a result of such environmental review, such additional mitigation measures will not be incorporated into the Purchase Agreement without Company's prior written consent (in which event this
Section 2.2 shall no longer be binding on Owner and Owner may terminate this
-----------
Option Agreement).

     2.3  Access to the Assets.  If Company desires access to the Assets (or any
          --------------------
portion thereof) after the date of its execution of this Option Agreement and prior to the Closing Date, Company shall request Owner's permission (which shall not be unreasonably withheld), specifying the date of Company's desired access, the scope of any inspection or review, and the names of the Persons whom Company requests be granted access. Such access must occur during normal business hours and must be solely for the purpose of preparing for possible operation of the Assets after Closing. Company acknowledges that as a condition to entering certain areas of the Elk Hills Lands in which hazardous operations are conducted, Owner may require Company and its designated representatives and agents to execute Owner's standard access agreement.

                                   ARTICLE 3
                         ASSUMED CONTRACTS AND PERMITS
                         -----------------------------

     3.1  Assumed Contracts and Permits.  On or before December 1, 1997, Company
          -----------------------------
shall deliver to Owner a list of all leases, licenses, contracts, instruments and other agreements and permits relating to the Assets (together with all amendments, modifications, extensions or supplements thereto or guarantees thereof) that Company requests to be assigned to Company at Closing, to the extent assignable by Owner, in accordance with the terms of the Purchase Agreement.

                                   ARTICLE 4
                                 MISCELLANEOUS
                                 -------------

     4.1  Congressional Notice.  Company acknowledges that after execution and
          --------------------
delivery of this Option Agreement by Company, Owner will submit to appropriate Committees of the United States Congress the written notification required by
Section 3414(a) of the Enabling Legislation. Company further acknowledges that Owner may include a copy of this Option Agreement and/or the Purchase Agreement in such written notification to Congress.

     4.2  Suspension of Sale Under Enabling Legislation.  If the Secretary of
          ---------------------------------------------
Energy suspends the proposed sale of the Assets under Section 3414(b) of the Enabling Legislation, the Secretary may, in his discretion, also terminate this Option Agreement by giving written notice thereof to Company. If the Secretary of Energy terminates this Option Agreement as provided in this Section 4.2,
                                                               -----------
Owner shall return the Letter of Credit to Company and Company's sole and exclusive remedy shall be to receive a return from Owner of the Letter of Credit, all other remedies being expressly waived by Company.

     4.3  Confidentiality.  Company acknowledges that Company may become privy
          ---------------
to Confidential Information regarding the Assets and the transactions contemplated hereby and by the Purchase Agreement and that communication of such Confidential Information to third parties (unless such communication of information is authorized in writing by Owner prior to disclosure) could cause irreparable injury to Owner if the transactions contemplated in this Option Agreement are not consummated. Company shall keep confidential all such Confidential Information. This Section 4.3 shall survive any termination of
                                -----------
this Option Agreement, but shall terminate at Closing

     4.4  Time.  Time is of the essence of each provision hereof.
          ----

     4.5  Assignment.  This Option Agreement may not be assigned by Company
          ----------
without the prior written consent of Owner and any purported assignment without consent shall be void, however, Company may assign its rights under this Option Agreement to a direct or indirect wholly-owned Affiliate with written notice to, but without the consent of, Owner. Unless otherwise expressly agreed to by Owner in writing, any assignment of any rights hereunder by Company, including, without limitation, any assignment to a wholly-owned Affiliate pursuant to the immediately preceding sentence, shall not relieve Company of any obligations and responsibilities hereunder. Company is primarily liable for, and does hereby unconditionally and irrevocably guarantee to Owner the full and prompt satisfaction and performance of the obligations and responsibilities hereunder by any assignee. A default by an assignee of Company in the performance of its obligations under this Option Agreement automatically constitutes a default by Company without further action by Owner. Subject to the restriction on assignment set forth above, the terms and provisions of this Option Agreement shall be binding upon and inure to the benefit of Owner and Company and their respective legal representatives, successors, and assigns. No other Person shall have any right, benefit, priority, or interest hereunder or as a result hereof or have standing to require satisfaction of the provisions hereof in accordance with their terms.

     4.6  Publicity.  Company shall consult with Owner with regard to all press
          ---------
releases or other public announcements issued or made at or prior to the Closing concerning this Option Agreement or the transaction contemplated herein, and, except as may be required by applicable laws or the applicable rules and regulations of any governmental agency or stock exchange in the opinion of Company's legal counsel, Company shall not issue any such press release or other publicity without prior written notice to and consultation with Owner.

     4.7  Notices.  All notices and communications required or permitted to be
          -------
given hereunder shall be in writing and shall be delivered personally, or sent by overnight courier, or mailed by U.S. Express Mail, or sent by facsimile transmission (provided any such facsimile transmission is confirmed by written confirmation), addressed to the appropriate Party at the address for such Party shown below or at such other address as such Party shall have theretofore designated by written notice delivered to the Party giving such notice:

               If to Owner:
               -----------

               U.S. Department of Energy
               1000 Independence Avenue, S.W.
               Washington, D.C. 20585
               Attention: Assistant Secretary for Fossil Energy
               Telecopy: (202) 586-7847
               Telephone: (202) 586-6600

               and
               ---

               U.S. Department of Energy
               Office of General Counsel
               1000 Independent Avenue SW, Room 6B190
               Washington, D.C. 20585
               Attention: Mary Egger, Esq.
               Telecopy: (202) 586-0325
               Telephone: (202) 586-2440


               with a copy to:
               ---------------

               O'Melveny & Myers LLP
               400 South Hope Street
               Los Angeles, California 90071-2899
               Attention: Gregory B. Thorpe, Esq.
               Telecopy: (213) 669-6407
               Telephone: (213) 669-6000

               If to Company:
               -------------

               Occidental Petroleum Corporation
               10889 Wilshire Boulevard
               Los Angeles, California 90024
               Attention: Mr. Stephen I. Chazen
               Telecopy:  (310) 443-6812
               Telephone: (310) 208-8800

               and
               ---

               Occidental Petroleum Corporation
               10889 Wilshire Boulevard
               Los Angeles, California 90024
               Attention: Donald P. de Brier, Esq.
               Telecopy:  (310) 443-6195
               Telephone: (310) 208-8800

               copy to:
               -------

               Baker & Botts, L.L.P.
               910 Louisiana Street
               Houston, Texas 77002
               Attention: David F. Asmus, Esq.
               Telecopy:  (713) 229-1522
               Telephone: (713) 229-1234

     Any notice given in accordance herewith shall be deemed to have been given
(i) when delivered to the addressee in person, if by personal service, (ii) on the date of confirmed dispatch, if by facsimile transmission, or (iii) five (5) days after being placed in the U.S. Mail, if mailed. The Parties hereto may change the address, telephone numbers, and facsimile numbers to which such communications are to be addressed by giving written notice in the manner provided in this Section 4.7.
                 -----------

     4.8  Entire Agreement; Conflicts.  THIS OPTION AGREEMENT, THE ANNEXES
          ---------------------------
HERETO AND THE NON-COLLUSION AGREEMENT (AS DEFINED IN THE PURCHASE AGREEMENT) COLLECTIVELY CONSTITUTE THE ENTIRE AGREEMENT BETWEEN OWNER AND COMPANY PERTAINING TO THE SUBJECT MATTER HEREOF AND SUPERSEDE ALL PRIOR AGREEMENTS, UNDERSTANDINGS, NEGOTIATIONS, AND DISCUSSIONS, WHETHER ORAL OR

WRITTEN, OF THE PARTIES PERTAINING TO THE SUBJECT MATTER HEREOF. THERE ARE NO WARRANTIES, REPRESENTATIONS, OR OTHER AGREEMENTS AMONG THE PARTIES RELATING TO THE SUBJECT MATTER HEREOF EXCEPT AS SPECIFICALLY SET FORTH IN THIS OPTION AGREEMENT, THE PURCHASE AGREEMENT AND THE NON-COLLUSION AGREEMENT, AND NEITHER OWNER NOR COMPANY SHALL BE BOUND BY OR LIABLE FOR ANY ALLEGED REPRESENTATION, PROMISE, INDUCEMENT, OR STATEMENT OF INTENTION NOT SO SET FORTH. IN THE EVENT OF A CONFLICT BETWEEN THE TERMS AND PROVISIONS OF THIS OPTION AGREEMENT AND THE TERMS AND PROVISIONS OF ANY ANNEX HERETO, THE TERMS AND PROVISIONS OF THIS OPTION AGREEMENT SHALL GOVERN AND CONTROL; PROVIDED, HOWEVER, THE INCLUSION IN
                                           --------  -------
ANY OF THE ANNEXES HERETO OF TERMS AND PROVISIONS NOT SPECIFICALLY ADDRESSED IN THIS OPTION AGREEMENT SHALL NOT BE DEEMED A CONFLICT, AND SUCH ADDITIONAL PROVISIONS SHALL BE GIVEN FULL FORCE AND EFFECT, SUBJECT TO THE PROVISIONS OF THIS SECTION 4.8.
     -----------

     4.9  Damage or Destruction.  If any damage or destruction to the Assets or
          ---------------------
any portion thereof occurs after the date hereof, such damage or destruction will not in any way affect Owner's right to exercise the Sale Option on the terms and conditions set forth in this Option Agreement.

     4.10 Amendment.  This Option Agreement may be amended only by an instrument
          ---------
in writing executed by the Parties hereto.

     4.11 Waiver; Rights Cumulative.  Any of the terms, covenants,
          -------------------------
representations, warranties, or conditions hereof may be waived only by a written instrument executed by or on behalf of the Party hereto waiving compliance. No course of dealing on the part of Owner or Company, or, as applicable, their respective directors, officers, employees, agents, or representatives, nor any failure by Owner or Company to exercise any of its rights under this Option Agreement shall operate as a waiver thereof or affect in any way the right of such Party at a later time to enforce the performance of such provision. No waiver by any Party of any condition, or any breach of any term, covenant, representation, or warranty contained in this Option Agreement, in any one or more instances, shall be deemed to be or construed as a further or continuing waiver of any such condition or breach, or a waiver of any other condition or of any breach of any other term, covenant, representation, or warranty. The rights of Owner and Company under this Option Agreement shall be cumulative, and the exercise or partial exercise of any such right shall not preclude the exercise of any other right.

     4.12  Governing Law; Forum.  THIS OPTION AGREEMENT AND THE LEGAL RELATIONS
           --------------------
AMONG THE PARTIES SHALL BE GOVERNED AND CONSTRUED IN ACCORDANCE WITH UNITED STATES FEDERAL LAW. Any legal action, suit or proceeding brought by one Party against the other Party with respect to any matter arising out of this Option Agreement or the transactions contemplated hereby must be brought in the United States District Court for the State of California, Eastern District or in the Court of Federal Claims in Washington, D.C. In the event both such courts would have jurisdiction over the action, suit or proceeding, then the matter shall be brought in the Court of Federal Claims in Washington, D.C. Subject to any jurisdictional limits imposed by the aforementioned courts, the Owner and Company each hereby irrevocably accepts and submits to the exclusive jurisdiction of each of the aforementioned courts in personam generally and
                                                  -- --------
unconditionally with respect to any such action, suit or proceeding brought by, on behalf of or against Company or Owner arising out of this Option Agreement, and expressly waive any defense of forum non conveniens. Nothing in this
                                   ----- --- ----------
Section shall be deemed to waive either Party's right to service of process in accordance with applicable laws.

     4.13  Severability.  If any term or other provision of this Option
           ------------
Agreement is invalid, illegal, or incapable of being enforced by any rule of law or public policy, all other conditions and provisions of this Option Agreement shall nevertheless remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby is not affected in any material adverse manner to any Party. Upon such determination that any term or other provision is invalid, illegal, or incapable of being enforced, the Parties hereto shall negotiate in good faith to modify this Option Agreement so as to effect the original intent of the Parties as closely as possible in an acceptable manner to the end that the transactions contemplated hereby are fulfilled to the extent possible.

     4.14  No Recordation.  Neither this Option Agreement nor any memorandum
           --------------
thereof shall be recorded or filed with any federal, state or local land office or recorder, including, without limitation, the County Recorder of Kern County, California and any office of the Bureau of Land Management.

     4.15  Counterparts.  This Option Agreement may be executed in any number of
           ------------
counterparts, and each such counterpart hereof shall be deemed to be an original instrument, but all of such counterparts shall constitute for all purposes one agreement.

                           [SIGNATURES ON NEXT PAGE]

   IN WITNESS WHEREOF, Company and Owner have executed this Option Agreement on the date first above written.

OWNER: UNITED STATES OF AMERICA, acting by and through the Department of Energy


               By:  PATRICIA F. GODLEY
                    --------------------------------
                    Patricia F. Godley
                    Assistant Secretary for Fossil Energy

COMPANY:       OCCIDENTAL PETROLEUM CORPORATION,
               a Delaware corporation

               By:  STEPHEN I. CHAZEN
                    --------------------------------
                    Stephen I. Chazen
                    Executive Vice President - Corporate Development

                                    ANNEX I

                          PURCHASE AND SALE AGREEMENT

                                BY AND BETWEEN

                         THE UNITED STATES OF AMERICA,

                acting by and through the Department of Energy

                                   "Seller"

                                      AND

                       OCCIDENTAL PETROLEUM CORPORATION,
                            a Delaware corporation

                                    "Buyer"

                               TABLE OF CONTENTS

                                   ARTICLE 1
                                  DEFINITIONS..............................  1
                                  -----------
     1.1  Defined Terms. ..................................................  1
          -------------
          "Additional Remediation Site"....................................  1
           ---------------------------
          "Adjusted Purchase Price"........................................  1
           -----------------------
          "Affiliate"......................................................  1
           ---------
          "Agreement"......................................................  1
           ---------
          "Assets".........................................................  2
           ------
          "Assignment of Biological Opinion"...............................  2
           --------------------------------
          "Assumed Contracts and Permits"..................................  2
           -----------------------------
          "Assumed Environmental Matters"..................................  2
           -----------------------------
          "Assumed Liabilities"............................................  2
           -------------------
          "Attorneys' Fees and Costs"......................................  2
           -------------------------
          "Base Purchase Price"............................................  2
           -------------------
          "Bill of Sale"...................................................  3
           ------------
          "Biological Opinion".............................................  3
           ------------------
          "Business Day"...................................................  3
           ------------
          "Buyer Claims"...................................................  3
           ------------
          "Buyer Group"....................................................  3
           -----------
          "Buyer's Opinion"................................................  3
           ---------------
          "Chevron"........................................................  3
           -------
          "Chevron Lands"..................................................  3
           -------------
          "Closing"........................................................  3
           -------
          "Closing Date"...................................................  3
           ------------
          "Completion".....................................................  3
           ----------
          "Confidential Information".......................................  4
           ------------------------
          "Contract Operator"..............................................  4
           -----------------
          "Contract Operator Group"........................................  5
           -----------------------
          "Declaration"....................................................  5
           -----------
          "Defensible Title"...............................................  5
           ----------------
          "Deed"...........................................................  5
           ----
          "DOJ"............................................................  5
           ---
          "Effective Date".................................................  5
           --------------
          "Effective Date Adjustment"......................................  5
           -------------------------
          "Elk Hills Lands"................................................  5
           ---------------
          "Enabling Legislation"...........................................  5
           --------------------

          "Encumbrance"....................................................  5
           -----------
          "Environmental Contamination"....................................  5
           ---------------------------
          "Environmental Laws".............................................  6
           ------------------
          "Excluded Property"..............................................  6
           -----------------
          "Federal Site"...................................................  7
           ------------
          "Final Purchase Price"...........................................  7
           --------------------
          "Final Statement"................................................  7
           ---------------
          "FSEIS"..........................................................  7
           -----
          "General Assignment".............................................  7
           ------------------
          "Governmental Approvals".........................................  8
           ----------------------
          "Governmental Authority".........................................  8
           ----------------------
          "Indemnifiable Claims"...........................................  8
           --------------------
          "Indemnitor".....................................................  8
           ----------
          "Indemnitee".....................................................  8
           ----------
          "Knowledge" or "Knowledgeable"...................................  8
           ---------      -------------
          "Known Environmental Matters"....................................  8
           ---------------------------
          "Leases".........................................................  8
           ------
          "Letter of Credit"...............................................  9
           ----------------
          "Liquidated Damages Amount"......................................  9
           -------------------------
          "Non-Collusion Agreement"........................................  9
           -----------------------
          "Notice of Claim"................................................  9
           ---------------
          "On-going Remediation Site"......................................  9
           -------------------------
          "Open Federal Site"..............................................  9
           -----------------
          "Operator".......................................................  9
           --------
          "Option Agreement"...............................................  9
           ----------------
          "Permitted Encumbrances"......................................... 10
           ----------------------
          "Person"......................................................... 11
           ------
          "Personal Property and Facilities"............................... 11
           --------------------------------
          "Preliminary Settlement Statement"............................... 11
           --------------------------------
          "Property"....................................................... 11
           --------
          "Qualified Arbitrator"........................................... 11
           --------------------
          "Records"........................................................ 11
           -------
          "Remediation".................................................... 12
           -----------
          "Scheduled Closing Date"......................................... 12
           ----------------------
          "Seller Claims".................................................. 12
           -------------
          "Seller's Authorized Representatives"............................ 12
           -----------------------------------
          "Seller's Financial Advisers".................................... 12
           ---------------------------
          "Seller's Fixed Sales Participation"............................. 13
           ----------------------------------
          "Seller Group"................................................... 13
           ------------

           "Seller's Opinion".............................................. 13
            ----------------
           "State Lands Indemnity Agreement"............................... 13
            -------------------------------
           "State Lands Settlement"........................................ 13
            ----------------------
           "Third Party Claim"............................................. 13
            -----------------
           "Title Notification Time"....................................... 13
            -----------------------
           "Title Company"................................................. 13
            -------------
           "Title Report".................................................. 13
            ------------
           "Title Defect".................................................. 13
            ------------
           "Title Defect Amount"........................................... 14
            -------------------
           "Title Defect Notice"........................................... 14
            -------------------
           "United States Lands"........................................... 14
            -------------------
           "Unit Operating Agreement"...................................... 14
            ------------------------
           "Unit Plan Contract"............................................ 14
            ------------------
           "Unknown Environmental Sites"................................... 14
            ---------------------------
           "Wells"......................................................... 15
            -----
           "Zone".......................................................... 15
            ----
                                   ARTICLE 2
                              PURCHASE AND SALE............................ 15
                              -----------------
     2.1   Purchase and Sale............................................... 15
           -----------------
     2.2   Excluded Property............................................... 16
           -----------------
     2.3   Ownership of the Assets......................................... 17
           -----------------------

                                   ARTICLE 3
                               PURCHASE PRICE.............................. 17
                               --------------
     3.1   Purchase Price.................................................. 17
           --------------
     3.2   Deposit......................................................... 17
           -------
     3.3   Effective Date Adjustment to Purchase Price..................... 17
           -------------------------------------------

                                   ARTICLE 4
              UNIT OPERATING AGREEMENT; PRODUCT SALES CONTRACTS............ 20
              -------------------------------------------------
     4.1   Termination of Existing Unit Plan Contract at Closing........... 20
           -----------------------------------------------------
     4.2   Execution of Unit Operating Agreement........................... 20
           -------------------------------------
     4.3   Product Sales Contracts......................................... 20
           -----------------------

                                   ARTICLE 5
                       REPRESENTATIONS AND WARRANTIES...................... 20
                       ------------------------------
     5.1   Representations and Warranties of Seller........................ 20
           ----------------------------------------
           (a)  Authorization.............................................. 20
                -------------

          (b)      Performance............................................. 21
                   -----------
          (c)      Litigation.............................................. 21
                   ----------
          (d)      Approval................................................ 21
                   --------
          (e)      Brokers Fees............................................ 21
                   ------------
    5.2   Representations and Warranties of Buyer.......................... 21
          ---------------------------------------
          (a)      Organization............................................ 21
                   ------------
          (b)      Authority............................................... 21
                   ---------
          (c)      Performance............................................. 22
                   -----------
          (d)      Litigation.............................................. 22
                   ----------
          (e)      Approval................................................ 22
                   --------
          (f)      Broker's Fees........................................... 22
                   -------------
    5.3   (a)      Reliance................................................ 22
                   --------
          (b)      Knowledgeable Buyer..................................... 23
                   -------------------
    5.4   Survival Period of Certain Representations and Warranties........ 23
          ---------------------------------------------------------
    5.5   Notifications.................................................... 23
          -------------
    5.6   Disclaimer of Representations.................................... 24
          -----------------------------

                                   ARTICLE 6
                   CERTAIN AGREEMENTS OF SELLER AND BUYER.................. 25
                   --------------------------------------
    6.1   Assumption of Obligations........................................ 25
          -------------------------
    6.2   Assumption of Obligations Under Biological Opinion............... 25
          --------------------------------------------------
    6.3   Legal Existence.................................................. 25
          ---------------
    6.4   Confidentiality.................................................. 26
          ---------------
    6.5   Governmental Approvals........................................... 26
          ----------------------
    6.6   Congressional Notice............................................. 26
          --------------------
    6.7   Temporary Use of Office Space.................................... 27
          -----------------------------
    6.8   Continued Availability of Field Data After Closing............... 27
          --------------------------------------------------
    6.9   Operation of the Assets.......................................... 28
          -----------------------
    6.10  Mitigation Measures.............................................. 29
          -------------------
    6.11  Cooperation Regarding State Lands Indemnity Agreement............ 29
          -----------------------------------------------------

                                   ARTICLE 7
                        BUYER'S CONDITIONS TO CLOSING...................... 29
                        -----------------------------
    7.1   Representations.................................................. 30
          ---------------
    7.2   Performance...................................................... 30
          -----------
    7.3   No Legal Proceedings............................................. 30
          --------------------
    7.4   No Suspension of Sale Under Enabling Legislation................. 30
          ------------------------------------------------

                                   ARTICLE 8

                       SELLER'S CONDITIONS TO CLOSING...................... 30
                       ------------------------------
     8.1   Representations................................................. 30
           ---------------
     8.2   Performance..................................................... 30
           -----------
     8.3   No Legal Proceedings............................................ 31
           --------------------
     8.4   No Suspension of Sale Under Enabling Legislation................ 31
           ------------------------------------------------
     8.5   Deferral of Certain Environmental Remediation................... 31
           ---------------------------------------------

                                   ARTICLE 9
                                   CLOSING................................. 31
                                   -------
     9.1   Date of Closing................................................. 31
           ---------------
     9.2   Place of Closing................................................ 31
           ----------------
     9.3   Failure to Close................................................ 31
           ----------------
     9.4   Closing Obligations............................................. 32
           -------------------
     9.5   Delivery of Possession.......................................... 34
           ----------------------

                                   ARTICLE 10
                      PRORATIONS; POST CLOSING MATTERS..................... 34
                      --------------------------------
     10.1  Preliminary Settlement Statement................................ 34
           --------------------------------
     10.2  Post-Closing Adjustments/Final Statement........................ 35
           ----------------------------------------
     10.3  Further Assurances and Cooperation.............................. 35
           ----------------------------------
     10.4  Post-Closing Review of Records.................................. 35
           ------------------------------

                                   ARTICLE 11
                                TITLE MATTERS.............................. 36
                                -------------
     11.1  Title Defects and Related Adjustments........................... 36
           -------------------------------------

                                   ARTICLE 12
                  INDEMNIFICATION; ENVIRONMENTAL LIABILITY................. 39
                  ----------------------------------------
     12.1  Indemnification by Seller....................................... 39
           -------------------------
     12.2  Indemnification by Buyer........................................ 41
           ------------------------
     12.3  Notice of Claim................................................. 44
           ---------------
     12.4  Defense of Third Party Claims................................... 44
           -----------------------------
     12.5  Cooperation..................................................... 45
           -----------
     12.6  Mitigation and Limitation on Claims............................. 46
           -----------------------------------
     12.7  Environmental Liability......................................... 47
           -----------------------
     12.8  Express Negligence.............................................. 56
           ------------------
     12.9  No Waiver....................................................... 56
           ---------
     12.10 Seller's Overall Limitation..................................... 56
           ---------------------------
     12.11 Survival........................................................ 56
           --------

                                   ARTICLE 13
               TERMINATION, DEFAULT AND REMEDIES; RISK OF LOSS............. 56
               -----------------------------------------------
      13.1  Right of Termination........................................... 56
            --------------------
      13.2  Effect of Termination.......................................... 57
            ---------------------
      13.3  Seller's Remedies for Breach................................... 57
            ----------------------------
      13.4  Buyer's Remedies for Breach.................................... 58
            ---------------------------
      13.5  Return of Documentation and Confidentiality.................... 58
            -------------------------------------------
      13.6  Risk of Loss................................................... 58
            ------------

                                   ARTICLE 14
                                 MISCELLANEOUS............................. 60
                                 -------------
      14.1  Exhibits....................................................... 60
            --------
      14.2  Taxes and Expenses............................................. 60
            ------------------
      14.3  Assignment and Guarantee....................................... 61
            ------------------------
      14.4  Preparation of Agreement....................................... 61
            ------------------------
      14.5  Publicity...................................................... 61
            ---------
      14.6  Notices........................................................ 62
            -------
      14.7  Entire Agreement; Conflicts.................................... 64
            ---------------------------
      14.8  Parties in Interest............................................ 64
            -------------------
      14.9  Amendment...................................................... 64
            ---------
      14.10 Waiver; Rights Cumulative...................................... 64
            -------------------------
      14.11 Governing Law; Forum........................................... 65
            --------------------
      14.12 Severability................................................... 65
            ------------
      14.13 Counterparts................................................... 65
            ------------
      14.14 Time........................................................... 65
            ----
      14.15 References..................................................... 66
            ----------
      14.16 Alternative Dispute Resolution................................. 66
            ------------------------------

List of Exhibits
----------------

Exhibit A-1    Legal description of the United States Lands
Exhibit A-2    Legal description of Chevron Lands
Exhibit A-3    Description of 11G Headquarters Premises
Exhibit B      Schedule of Seller's Fixed Sales Participations
Exhibit C      Schedule of Federal Sites
Exhibit D      Product Inventory Procedure
Exhibit E      Description of Excluded Property
Exhibit F      Description of items excluded from definition of "Records"
Exhibit G      Schedule of Assumed Contracts and Permits
Exhibit H-1    Form of Deed
Exhibit H-2    Form of Bill of Sale
Exhibit H-3    Form of General Assignment
Exhibit H-4    Form of Assignment of Biological Opinion
Exhibit I      Unit Operating Agreement
Exhibit J-1    Schedule of Seller Governmental Approvals
Exhibit J-2    Schedule of Buyer Governmental Approvals
Exhibit K      Schedule of Litigation
Exhibit L      Form of State Lands Indemnity Agreement
Exhibit M      Schedule of Known Environmental Matters
Exhibit N      Schedule of On-Going Remediation Sites

                          PURCHASE AND SALE AGREEMENT
                          ---------------------------


     THIS PURCHASE AND SALE AGREEMENT ("Agreement") is executed as of
                                        ---------
__________ __, 199_, by and between THE UNITED STATES OF AMERICA, acting by and through the Department of Energy ("Seller") and OCCIDENTAL PETROLEUM
                                   ------
CORPORATION, a Delaware corporation ("Buyer").  Seller and Buyer may be referred
                                      -----
to herein collectively as the "Parties" or individually as a "Party".
                               -------                        -----

                                   RECITALS
                                   --------

     By Seller's execution of this Agreement, Seller has exercised its option under the "Option Agreement" (as hereinafter defined) to sell and convey to
           ----------------
Buyer an undivided interest in the "Assets" (as hereinafter defined) on the
                                    ------
terms and conditions set forth in this Agreement. Buyer desires to purchase from Seller such undivided interest in the Assets, all on the terms and conditions set forth in this Agreement.

     NOW, THEREFORE, for and in consideration of the mutual promises contained herein, the benefits to be derived by each Party hereunder, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Buyer agree as follows:

                                   ARTICLE 1
                                  DEFINITIONS
                                  -----------

     1.1  Defined Terms.  The following expressions and terms have the following
          -------------
meanings:

     "Additional Remediation Site" has the meaning given such term in Section
      ---------------------------                                     -------
12.7(a).
-------

     "Adjusted Purchase Price" has the meaning given such term in Section 3.1.
      -----------------------                                     -----------

     "Affiliate" of a Person means any other Person that (a) directly or
      ---------
indirectly controls the specified Person; (b) is controlled by or is under direct or indirect common control with the specified Person; or (c) is an officer, director, employee, representative, member or agent or subsidiary of the Person. For the purposes of this definition, "Control", when used with respect to any specified Person, means the power to direct the management or policies of the specified Person, directly or indirectly, whether through the ownership of voting securities, partnership or limited liability company interests, by contract or otherwise.

     "Agreement" has the meaning given such term in the first paragraph hereof.
      ---------

     "Assets" has the meaning given such term in Section 2.1.
      ------                                     -----------


     "Assignment of Biological Opinion" means an Assignment of Biological
      --------------------------------
Opinion in the form of Exhibit H-4 attached hereto.
                       -----------

     "Assumed Contracts and Permits" means (i) the documents, agreements and
      -----------------------------
permits listed on Exhibit G attached hereto (together with all amendments,
                  ---------
modifications, extensions or supplements thereto or guarantees thereof) and (ii) all leases, licenses, contracts, instruments and other agreements and permits relating to the Assets (together with all amendments, modifications, extensions or supplements thereto or guarantees thereof) requested in writing by Buyer to be assigned to Buyer at Closing, to the extent assignable by Seller. Buyer shall deliver a list of the items described in clause (ii) of the preceding sentence, if at all, on or before December 1, 1997. Seller will assign the Assumed Contracts and Permits to Buyer pursuant to the terms of the General Assignment.

     "Assumed Environmental Matters" has the meaning given such term in Section
      -----------------------------                                     -------
12.7(b).
-------

     "Assumed Liabilities" means all liabilities and obligations relating or
      -------------------
attributable to the ownership, development, use or operation of the Assets on or after the Closing Date, including (i) all liabilities and obligations incurred or accrued on or after the Closing Date under Assumed Contracts and Permits;
(ii) work in progress on the Closing Date; (iii) all liabilities and obligations under Assumed Contracts and Permits, the performance of which may or are to be performed on or after the Closing Date and (iv) all liability for any personal injury or property damage occurring in, on or about the Assets on or after the Closing Date, but excepting (A) the litigation described in Exhibit K; (B) any
                                                            ---------
sums or obligations owed to Chevron under the Unit Plan Contract; (C) all matters covered by Seller's Remediation obligations under Sections 12.7(a) and
                                                          ----------------
12.7(f); (D) any damages, claims, losses, liabilities and expenses to the extent
-------
Seller has agreed to provide indemnification pursuant to Section 12.1 (subject
                                                         ------------
to the limitations set forth in Sections 12.1(c), 12.7(c), and 12.10) and (E)
                                ----------------  -------      -----
any matters covered by the State Lands Indemnity Agreement.

     "Attorneys' Fees and Costs" means the reasonable fees and expenses of
      -------------------------
counsel (which may include printing, photostating, duplicating and other expenses, air freight charges, and fees billed for paralegals and others not admitted to the bar but performing services under the supervision of an attorney) and includes all such reasonable fees and expenses incurred with respect to appeals, mediations and arbitrations and bankruptcy proceedings, and also includes all such fees and expenses incurred in enforcing any judgment.

     "Base Purchase Price" has the meaning given such term in Section 3.1.
      -------------------                                     -----------

     "Bill of Sale" means a Bill of Sale in the form of Exhibit H-2 attached
      ------------                                      -----------
hereto.

     "Biological Opinion" means that certain biological opinion dated November
      ------------------
8, 1995, prepared by the United States Fish and Wildlife Service, pursuant to section 7(a) of the Endangered Species Act of 1973, as amended, concerning hydrocarbon production on the Elk Hills Lands. The Biological Opinion contains Seller's incidental take statement and in its entirety is commonly known as the federal "Incidental Take Permit" as that term is used in Section 3413(d) of the
                                                         ---------------
Enabling Legislation.

     "Business Day" means a day other than Saturday, Sunday, a day on which
      ------------
banks are legally closed for business in California or an official federal holiday.

     "Buyer Claims" has the meaning given such term in Section 12.1(a).
      ------------                                     ---------------

     "Buyer Group" means Buyer and its parents and Affiliates, and each of their
      -----------
officers, directors, employees, attorneys, contractors, agents and permitted successors and assigns.

     "Buyer's Opinion" means an opinion of Buyer's counsel, stating that Buyer
      ---------------
is authorized to enter into the transactions contemplated by this Agreement and execute this Agreement and all other documents contemplated by this Agreement.

     "Chevron" means Chevron U.S.A. Inc., a Pennsylvania corporation, and all
      -------
divisions thereof.

     "Chevron Lands" means that certain real property located in Kern County,
      -------------
California more particularly described on Exhibit A-2 attached hereto.
                                          -----------

     "Closing" means the closing of the sale of the Assets by Seller to Buyer
      -------
effective on the Closing Date.

     "Closing Date" means the date and time that Seller's Deed is recorded in
      ------------
the Official Records of Kern County.

     "Completion" means, with respect to any Additional Remediation Site,
      ----------
Federal Site or On-going Remediation Site:

     (a) Seller has received written notice from the Governmental Authority exercising jurisdiction that no additional Remediation of such Additional Remediation Site, Federal Site or On-going Remediation Site is required at that time under

          Environmental Laws; or

     (b) Seller has reasonably determined that no additional Remediation of such Additional Remediation Site, Federal Site or On-going Remediation Site is required by Environmental Laws, and the Governmental Authority exercising jurisdiction under Environmental Laws over the Remediation of such Additional Remediation Site, Federal Site or On-going Remediation Site has failed to respond within one year to Seller's first request for written notice that no additional Remediation is required; Seller agrees to use reasonable efforts, including further written communication to obtain such Governmental Authority's written notice that no additional Remediation is required and, if such Governmental Authority denies Seller's initial written request, requests in writing further information from Seller or requests or requires additional Remediation at any time during the initial one-year period, a new one-year period shall commence upon Seller's subsequent written request for written notice that no additional Remediation is required.

     "Confidential Information" means information or data that Seller has either
      ------------------------
marked as "confidential" or, if conveyed to Buyer in oral form, was explicitly described to Buyer as confidential. Confidential Information does not include information or data that:

     (a) was in the public domain at the time of the disclosure or is subsequently made available to the general public without restriction and without breach of this Agreement by Buyer;

     (b) was known by Buyer at the time of disclosure without restriction on its use or independently developed by Buyer, as shown by adequate documentation;

     (c) is disclosed to Buyer by a third Person without restriction and without breach of any agreement or other duty to keep the information confidential; or

     (d) is furnished to a third Person by Seller without a similar restriction on the recipient Person's rights.

     "Contract Operator" means Bechtel Petroleum Operations, Inc., while acting
      -----------------
in its capacity as contract operator of the Elk Hills Lands on behalf of Seller before the Closing Date.

     "Contract Operator Group" means Contract Operator and Contract Operator's
      -----------------------
predecessors-in-interest as operator of the Elk Hills Lands, and their respective subcontractors, but solely while acting in their capacity as such contract operator or subcontractor on behalf of Seller before the Closing Date.

     "Declaration" has the meaning given such term in Section 12.7(e)(vii).
      -----------                                     --------------------

     "Defensible Title" means title to the United States Lands, free and clear
      ----------------
of all Encumbrances, other than Permitted Encumbrances.

     "Deed" means a Deed in the form attached to this Agreement as Exhibit H-1,
      ----                                                         -----------
or, if determined to be legally necessary under applicable federal law (or if reasonably required by a title company issuing a policy of title insurance with respect to the United States Lands at the Closing), a patent deed (without representation or warranty except to the extent required by applicable federal laws), in each case, with any modification thereto resulting from the procedure described in Section 12.7(f)(iii). If legal counsel at the Department of
             --------------------
Justice renders an opinion that a patent deed is not necessary, Buyer and Seller agree that it would be unreasonable for the title company to require a patent deed.

     "DOJ" has the meaning given such term in Section 12.4.
      ---                                     ------------

     "Effective Date" means October 1, 1997, at 7:00 a.m., Pacific Time.
      --------------

     "Effective Date Adjustment" has the meaning given such term in Section 3.3.
      -------------------------                                     -----------

     "Elk Hills Lands" means Naval Petroleum Reserve No. 1, which consists of
      ---------------
the United States Lands and the Chevron Lands.

     "Enabling Legislation" means title XXXIV of the National Defense
      --------------------
Authorization Act for Fiscal Year 1996, Public Law 104-106 (110 Stat. 186).

     "Encumbrance" means any lien, security interest, pledge, charge, easement,
      -----------
permit or other encumbrance.

     "Environmental Contamination" means any chemical, material or substance
      ---------------------------
that is listed or regulated under applicable Environmental Laws as a "hazardous" or "toxic" substance or waste, or as a "contaminant," or is otherwise listed or regulated under applicable Environmental Laws because it poses a hazard to human health or the environment.

     "Environmental Laws" means any applicable statutes, regulations or
      ------------------
ordinances relating to air emissions, storage and use of hazardous or toxic substances, generation, treatment, storage, and disposal of hazardous wastes, wastewater discharges and similar environmental matters, including the Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C.
Section 9601 et seq.), the Hazardous Materials Transportation Act (49 U.S.C.
             -- ---
Section 1801 et seq.), the Resource Conservation and Recovery Act (42 U.S.C.
             -- ---
Section 6901 et seq.), the Federal Water Pollution Control Act (33 U.S.C.
             -- ---
Section 1251 et seq.), the Clean Air Act (42 U.S.C. Section 7401 et seq.), the
             -- ---                                              -- ---
Toxic Substances Control Act (15 U.S.C. Section 2601 et seq.), the Oil Pollution
                                                     -- ---
Act (33 U.S.C. Section 2701 et seq.), the Emergency Planning and Community
                            -- ---
Right-to-Know Act (42 U.S.C. Section 11001 et seq.), the Porter-Cologne Water
                                           -- ---
Quality Control Act (Cal. Wat. Code Section 13020 et seq.), the Safe Drinking
                                                  -- ---
Water and Toxic Enforcement Act of 1986 (Cal. Health & Safety Code Section 25249.5 et seq.), the Hazardous Substance Account Act (Cal. Health & Safety Code
        -- ---
Section 25300 et seq.), and the Hazardous Waste Control Act (Cal. Health &
              -- ---
Safety Code Section 25100 et seq.).
                          -- ---
     "Excluded Property" means:
      -----------------

     (a) all books, financial records, and other business records that do not relate specifically to the Assets;

     (b)  all cash, bank accounts, and prepaid insurance;

     (c) management information systems and other intellectual property rights of Seller or Contract Operator used in the operation, management and administration of the Assets, the transfer of which is prohibited or requires consent of a third party (if requested by Buyer in writing, Seller will use good faith efforts to obtain the consent of any party whose consent is required to transfer such systems and intellectual property rights, but Seller shall not be required to make any payments to obtain such consent, shall have no liability to Buyer if Seller is unable to obtain such consent, and such third party consents shall not be deemed to be a condition to Closing);

     (d) Subject to Seller's obligation to assign its right to insurance proceeds to Buyer pursuant to Section 13.6, all claims affecting the
                                        ------------
          Assets occurring before the Closing Date that Seller or its Contract Operator may have under any policy of insurance maintained by or on behalf of Seller or its Contract Operator, including claims relating
                                                     ---------
          to property damage or casualty loss affecting the Assets occurring between the Effective Date and Closing Date;

     (e) all of Seller's right, title and interest in and to the Unit Plan Contract, and all claims or causes of action that Seller may have under the existing Unit Plan Contract, including any audit of joint interest accounts or otherwise relating to the Assets for periods prior to the Closing Date;

     (f)  all accounts receivable accrued before the Closing Date;

     (g) all files or records that Seller is contractually obligated not to disclose to Buyer or which are protected from disclosure by the Freedom of Information Act (codified at 5 U.S.C. Section 552), including those items protected from disclosure by the attorney-client privilege and/or attorney work product privilege, but excluding from the provisions of this paragraph (g), geological and geophysical information, maps and other technical and financial information with respect to the ownership and operation of the Assets which is exempt from mandatory disclosure under the Freedom of Information Act but may voluntarily be disclosed by the Seller, and provided that this paragraph (g) shall not cause any Assumed Contracts and Permits that
          -------------
          will be binding on the Assets after Closing or any other contracts that will be binding on the Assets after Closing to be "Excluded Property";

     (h) all interests and rights not specifically included in the definition of the Assets; and

     (i)  those items listed on Exhibit E.
                                ---------


     "Federal Site" means a site on the United States Lands that is covered by
      ------------
the provisions of 42 U.S.C. Section 9620(h)(3)(A).

     "Final Purchase Price" means the Base Purchase Price, as adjusted pursuant
      --------------------
to Section 3.3 and Section 10.2.
   -----------     ------------

     "Final Statement" means the statement which sets forth any adjustments,
      ---------------
prorations or payments that were not finally determined in the Preliminary Settlement Statement as of the Closing Date, and the final determination of the Effective Date Adjustment under Section 3.3. The Final Statement must set forth
                                -----------
the calculation of such adjustments and the resulting Final Purchase Price.

     "FSEIS" has the meaning given such term in Section 6.10.
      -----                                     ------------

     "General Assignment" means a General Assignment in the form of Exhibit H-3
      ------------------                                            -----------
attached hereto.

     "Governmental Approvals" means all governmental approvals, authorizations,
      ----------------------
consents or permits necessary under applicable federal and, to the extent not preempted, state laws, rules and regulations (including the antitrust laws of the United States) for Buyer to perform its obligations under this Agreement and to close the purchase and sale transaction contemplated by this Agreement, other than any approvals, authorizations, consents or conditions required to be performed or obtained by Seller under the Enabling Legislation in order to complete the sale of the Assets.

     "Governmental Authority" means any federal, state, local or other
      ----------------------
governmental, regulatory or administrative agency, governmental commission, department, board, subdivision, court, tribunal, or other governmental decision-maker, arbitral body or other authority, other than the Department of Energy.

     "Indemnifiable Claims" has the meaning given such term in Section 12.6.
      --------------------                                     ------------

     "Indemnitor" has the meaning given such term in Section 12.3.
      ----------                                     ------------

     "Indemnitee" has the meaning given such term in Section 12.3.
      ----------                                     ------------

     "Knowledge" or "Knowledgeable" or similar phrases mean (i) with respect to
      ---------      -------------
Seller, the actual (and not the constructive or imputed knowledge) current knowledge, without independent investigation or inquiry, of the Assistant Secretary of Energy for Fossil Energy for the United States Department of Energy; Deputy Assistant Secretary, Office of Naval Petroleum and Oil Shale Reserves; Deputy Director of the Naval Petroleum and Oil Shale Reserves; and Director of Naval Petroleum Reserves in California; and (ii) with respect to Buyer, the actual (and not the constructive or imputed knowledge) current knowledge, without independent investigation or inquiry, of the officers and directors of Buyer (or in the case of a partnership, the officers of the general partners of such partnership or in the case of a limited liability company, the managing members of such limited liability company) and of the employees and agents of Buyer who are substantially involved in the acquisition of the Assets.

     "Known Environmental Matters" means all Environmental Contamination (i)
      ---------------------------
listed on Exhibit M hereto, (ii) disclosed by that certain Phase 1 Environmental
          ---------
Site Assessment, Naval Petroleum Reserve No. 1 (Elk Hills), dated June 3, 1997 and prepared by American Technologies, Inc. and supplements thereto, dated August 28, 1997, and (iii) otherwise within the Knowledge of Buyer on or prior to October 1, 1997.

     "Leases" has the meaning given such term in Section 2.1(a).
      ------                                     --------------

     "Letter of Credit" means an irrevocable letter of credit which meets each
      ----------------
of the following requirements and is in form and substance approved by Seller in its sole discretion:

     (a) is issued by a financial institution acceptable to Seller in its sole discretion that is organized under the laws of the United States (or one of the states) and that has an office in Washington, D.C. or New York, New York on which draws under the Letter of Credit can be made;

     (b)  names Seller as the sole beneficiary;

     (c)  is in an amount equal to 10% of the Base Purchase Price;

     (d) has an initial term that expires on September 30, 1998 (i.e., the outside closing date); and

     (e) provides that it is immediately drawable in full upon Seller's presentation of a sight draft to the issuer certifying that Buyer has defaulted in the performance of its obligations under this Agreement or the Option Agreement.

     "Liquidated Damages Amount" means an amount equal to ten (10%) of the Base
      -------------------------
Purchase Price.

     "Non-Collusion Agreement" means that certain letter agreement by and
      -----------------------
between Buyer and Seller dated May 23, 1997.

     "Notice of Claim" has the meaning given such term in Section 12.3.
      ---------------                                     ------------

     "On-Going Remediation Site" means the sites containing Environmental
      -------------------------
Contamination at the Property described on Exhibit N attached hereto.
                                           ---------

     "Open Federal Site" has the meaning given such term in Section
      -----------------                                     -------
12.7(f)(iii).

     "Operator" means the entity named as operator under the Unit Operating
      --------
Agreement.

     "Option Agreement" means that certain Grant of Option Agreement dated as of
      ----------------
October 5, 1997 by and between Seller and Buyer.

     "Permitted Encumbrances" means:
      ----------------------

     (a) the Assumed Contracts and Permits and any other contracts that are within the Knowledge of Buyer as of October 1, 1997;

     (b) real estate taxes and assessments, existing bond or special district assessments, personal property taxes, water and/or meter charges, sewer taxes, charges or rents, if any, in each case not yet due and payable;

     (c) all rights to consent by, required notice to, filings with, or other actions by Governmental Authorities in connection with the sale or conveyance of oil and gas lands or interests therein;

     (d) such Title Defects as Buyer may have waived in writing or is deemed to have waived pursuant to Section 11.1(b);
                                  ---------------

     (e) Encumbrances or other matters made, created or suffered by or on behalf of Buyer, including Encumbrances arising as a result of any act or omission of Buyer or the Buyer Group;

     (f)  all matters shown on or disclosed by the Title Reports;

     (g) vendors', carriers', warehousemen's, repairmen's, mechanics', workmen's, materialmen's, construction or other like liens arising by operation of law in the normal course of business or incident to the construction or improvement which in each case are not yet due and payable;

     (h)  the State Lands Settlement;

     (i)  the Unit Operating Agreement and the rights of all parties thereunder;

     (j) Chevron's ownership rights in the Personal Property and Facilities (including access rights);

     (k)  water rights, claims or title to water, and unpatented mining claims;
          and

     (l) easements, conditions, covenants, restrictions, servitudes, permits, rights-of-way, surface leases and other rights in the Assets for the purpose of surface operations, roads, alleys, highways, railways, pipelines, transmission lines, transportation lines, distribution lines, power lines, telephone lines, and grazing, canals, ditches, reservoirs, and other like purposes, or for the joint or common use of real estate, rights-of-way, facilities, and equipment, which do not materially impair the rights conveyed to Buyer herein.

     "Person" means any individual, partnership, joint venture, corporation,
      ------
limited liability company, firm, trustee, association or unincorporated organization, Governmental Authority, municipality or other entity.

     "Personal Property and Facilities" means all of the physical personal
      --------------------------------
property and fixtures owned by Seller and/or Chevron and used in connection with operation of the Elk Hills Lands, all of which are described in the materials separately delivered to Buyer under cover of a memorandum dated October 5, 1997, from Seller to Buyer, except to the extent that any items have been purchased and/or consumed in the ordinary course of business.

     "Preliminary Settlement Statement" means an accounting statement prepared
      --------------------------------
by Seller, subject to verification by Buyer, setting forth all closing costs, the proration of the amounts required to be prorated by this Agreement and the estimated adjustments made to the Base Purchase Price pursuant to Section 3.3.
                                                                  -----------

     "Property" has the meaning given such term in Section 2.1.
      --------                                     -----------

     "Qualified Arbitrator" has the meaning given such term in Section 14.16(e).
      --------------------                                     ----------------

     "Records" means copies of the files, records, information, and data owned
      -------
by Seller and in Seller's possession at Seller's and/or its Contract Operator's Elk Hills Lands field office in Kern County, California relating to Seller's interest in the Assets, including, (i) land and title records, (ii) contract files, (iii) correspondence, (iv) operations, environmental, production, and accounting records, (v) facility and well records, and (vi) geological, geophysical, reserve and other scientific and technical data and information relating to the Assets that Seller has the unencumbered right to transfer (if requested by Buyer in writing, Seller will use good faith efforts to obtain the consent of any party whose consent is required to transfer such scientific and technical data, but Seller shall not be required to make any payments to obtain such consent, shall have no liability to Buyer if Seller is unable to obtain such consent, and such third party consents shall not be deemed to be a condition to Closing). Notwithstanding the foregoing sentence, the term "Records" excludes the Excluded Property and those items listed on Exhibit F
                                                                   ---------
attached hereto, those items that Seller is contractually obligated not to disclose to Buyer, and those items which are protected from disclosure by the Freedom of Information Act (codified at 5 U.S.C. Section 552), including those items protected from disclosure by the attorney-client privilege and/or attorney work product privilege. The term "Records" includes geological and geophysical information, maps and other technical and financial information with respect to the ownership and operation of the Assets which are exempt from mandatory disclosure under the Freedom of Information Act but may voluntarily be disclosed by the Seller, unless otherwise excluded under this definition, and also includes all Assumed Contracts and Permits that will be binding on the Assets after the Closing Date and any other contracts that will be binding on the Assets after the Closing Date. Except to the extent disclosure is prohibited by the Freedom of Information Act and except for any materials that are subject to attorney-client privilege or attorney work product, Seller will make available to Buyer for review and copying (at Buyer's sole cost and expense and at a time and place selected by Seller) those materials identified in paragraphs 3.A., 3.B., 5, 7.B., 7.C and 7.D of Exhibit
                                                                       -------
F.
-

     "Remediation" means any or all of the following activities to the extent
      -----------
they relate to or arise from the presence of Environmental Contamination at a site in or on the soil, groundwater or Personal Property and Facilities: (i) monitoring, investigation, cleanup, containment, remediation, removal, mitigation, response or restoration work; (ii) obtaining any permits, consents, approvals or authorizations of any Governmental Authority necessary to conduct any such work; (iii) preparing and implementing any plans or studies for such work; (iv) obtaining a written notice from a Governmental Authority with jurisdiction over the site under Environmental Laws that no material additional work is required by such Governmental Authority; (v) any other activities reasonably determined by Seller to be necessary or appropriate or required under Environmental Laws to address the presence, or alleged presence, of Environmental Contamination in the soil, groundwater or Personal Property and Facilities at the site; and (vi) any actions required by Governmental Authorities to protect sensitive natural, cultural or historic resources during the course of the Remediation of Environmental Contamination.

     "Scheduled Closing Date" has the meaning given such term in Section 9.1.
      ----------------------                                     -----------

     "Seller Claims" has the meaning given such term in Section 12.2(a).
      -------------                                     ---------------

     "Seller's Authorized Representatives" means the duly authorized
      -----------------------------------
representatives of Seller and which may include Seller's employees, agents, consultants, independent contractors, attorneys, accountants, and other advisors.

     "Seller's Financial Advisers" means Credit Suisse First Boston and Petrie
      ---------------------------
Parkman & Co., Inc.

     "Seller's Fixed Sales Participation" for any Zone means the participation
      ----------------------------------
interest of Seller set forth in Exhibit B.
                                ---------

     "Seller Group" means Seller, the Department of Energy, the Department of
      ------------
the Navy, Contract Operator and Seller's contractors at the Elk Hills Lands and each of their officials, officers, employees, attorneys, agents and permitted successors and assigns. The Seller Group does not include any agency or department of Seller other than the Department of Energy and the Department of the Navy.

     "Seller's Opinion" means an opinion of Seller's counsel, O'Melveny & Myers
      ----------------
LLP, stating that Seller is authorized under the Enabling Legislation or other applicable law to enter into the transactions contemplated by this Agreement and to execute this Agreement, the other documents contemplated by this Agreement that transfer the Assets to Buyer, the State Lands Settlement and the State Lands Indemnity Agreement.

     "State Lands Indemnity Agreement" means that certain Purchaser/State/United
      -------------------------------
States Elk Hills Settlement Agreement by and among Buyer, Seller and the State of California substantially in the form attached hereto as Exhibit L.
                                                           ---------

     "State Lands Settlement" means that certain Settlement Agreement by and
      ----------------------
between the United States of America, acting by and through the Secretary of Energy, and the State of California, acting by and through the California State Lands Commission and the California State Teachers' Retirement System, dated October 11, 1996.

     "Third Party Claim" means a claim by a Person that is not a member of the
      -----------------
Seller Group or the Buyer Group, including any claim for the costs of conducting Remediation or seeking an order or demanding that such Person undertake Remediation, and any claim by the Contract Operator Group or any of their employees or agents.

     "Title Notification Time" has the meaning given such term in Section
      -----------------------                                     -------
11.1(b).
-------

     "Title Company" means Chicago Title Insurance Company.
      -------------

     "Title Report" means the Condition of Title Reports prepared by Title
      ------------
Company with respect to Seller's interest in the United States Lands delivered to Buyer from Seller under cover of a memorandum dated September 1, 1997.

     "Title Defect" means any Encumbrance, contract, agreement or other title
      ------------
matter (i) that was created prior to the Closing Date and (ii) is listed in a Title Defect Notice delivered prior to the Title Notification Time that causes title to any United States Lands not to be Defensible Title. Notwithstanding the foregoing, Title Defects shall exclude all Permitted Encumbrances, any Encumbrance, contract, agreement or other title matter created on or after the Closing Date and any defect in the form of Deed(s) used by Seller to convey the United States Lands to Buyer on the Closing Date (provided, however, the foregoing provision shall not relieve Seller of its obligations under the further assurances provisions in the Deed).

     "Title Defect Amount" means an amount agreed to by Seller and Buyer in the
      -------------------
manner set forth in Article 11 of this Agreement or as determined pursuant to
                    ----------
Section 14.16, subject to the following limitations:
-------------

     (a) if the Title Defect results in a complete failure of title with respect to a portion of the United States Lands, the Title Defect Amount will be the fair market value as of the Closing Date of such portion of the United States Lands as agreed upon by Seller and Buyer or in the absence of agreement, as determined in accordance with
          Section 14.16; and
          -------------

     (b) if the Title Defect is an Encumbrance that is uncontested and liquidated in amount, then the Title Defect Amount will be the amount necessary to be paid to the obligee to remove the Title Defect.

     "Title Defect Notice" has the meaning set forth in Section 11.1(b).
      -------------------                               ---------------

     "United States Lands" means that certain real property located in Kern
      -------------------
County, California more particularly described on Exhibit A-1 attached hereto.
                                                  -----------

     "Unit Operating Agreement" means that certain Unit Operating Agreement
      ------------------------
attached hereto as Exhibit I, a counterpart original of which has been executed
                   ---------
by Chevron and delivered to Seller.

     "Unit Plan Contract" means that certain Unit Plan Contract dated June 19,
      ------------------
1944, as amended and supplemented, by and between The United States of America, acting by and through the Secretary of the Navy, and Standard Oil Company of California.

     "Unknown Environmental Sites" means Environmental Contamination in or on
      ---------------------------
the soil, groundwater or Personal Property and Facilities at the Elk Hills Lands that was present in the soil, groundwater or Personal Property and Facilities at the Elk Hills Lands prior to the Closing Date and was not a Known Environmental Matter; provided, however, upon and after the date that Seller achieves Completion with respect to such Environmental Contamination, subject to

Section 12.7(a)(i)(3), the Environmental Contamination will no longer be deemed
---------------------
to be an Unknown Environmental Site and will be deemed to be an Assumed Environmental Matter. Unknown Environmental Sites do not include any molecules of Environmental Contamination that were not actually and physically present in or on the soil or groundwater or Personal Property and Facilities at the Elk Hills Lands prior to the Closing Date. Notwithstanding the foregoing, the term Unknown Environmental Sites is not intended to include, and shall not be deemed to include, any Environmental Contamination on Chevron Lands that is determined to result from the actions of persons other than Seller, its agents, Contract Operator or any of Contract Operator's predecessors, other than Chevron.

     "Wells" means all oil, gas, water, disposal and injection wells located on
      -----
the Elk Hills Lands.

     "Zone" means one of the five producing zones identified on Exhibit A(2) to
      ----                                                      ------------
the Unit Operating Agreement.


                                   ARTICLE 2
                               PURCHASE AND SALE
                               -----------------

     2.1  Purchase and Sale.
          -----------------

          (a)  Subject to the terms and conditions of this Agreement, including
Section 2.2, Seller agrees to sell, assign and convey to Buyer, and Buyer agrees
-----------
to purchase from Seller, on the Closing Date, all of Seller's right, title and interest in and to the following (collectively, the "Assets"):
                                                     ------

               (i)    the United States Lands;

               (ii) Seller's interest as lessor or licensor in any leases, licenses and other occupancy agreements covering the United States Lands and Personal Property and Facilities (such agreements, together with all amendments, modifications, extensions or supplements thereto or guarantees thereof, are collectively referred to in this Agreement as the "Leases");
                                                                     ------

               (iii) all rights, privileges, easements, rights of way and other rights and interests appurtenant to the United States Lands (the United States Lands, Leases and all such rights, privileges, easements, rights of way and appurtenances are collectively referred to in this Agreement as the "Property");
      --------

               (iv)   the Personal Property and Facilities;

               (v) all contract rights, guarantees, licenses, approvals, certificates, permits and warranties to the extent used in connection with or attributable to the Property and Personal Property and Facilities, including the Assumed Contracts and Permits, all insofar as the foregoing items are attributable to the Property and Personal Property and Facilities;

               (vi) a nonexclusive license to use the software, if any, that is proprietary to Seller which is currently used to access data at the Elk Hills Lands office in Kern County, California, or to operate any of the Personal Property and Facilities (excluding software used for payroll purposes and Seller's federal agency environmental database reporting);


               (vii) all other intellectual property rights held by Seller with respect to the Personal Property and Facilities and other Assets which are transferable without the consent of any third party or with respect to which the necessary consent has been obtained; and

               (viii) subject to any rights that Chevron may have, all Emission Reduction Credits owned by Seller as a consequence of reduction in emissions from sources within the Elk Hills Lands, including any certificates issued by the San Joaquin Valley Unified Air Pollution Control District with respect thereto.

          (b) As a result of the agreements reached with Chevron pursuant to the Agreement Regarding Fixing of Equity Interest at Naval Petroleum Reserve No. 1 for Purposes of Sale dated as of May 19, 1997 by and between Seller and Chevron, Seller's specific ownership interest in certain of the Assets (in principal part, the Personal Property and Facilities) varies depending on the amount, if any, of Chevron's ownership interest in such Assets. Buyer acknowledges that with respect to some of the Assets, Seller's right, title and interest in and to an Asset may not equal all of the ownership interests in such Asset. Buyer acknowledges that the purchase and sale contemplated by this Agreement does not include any interest of Chevron in the Assets.

     2.2  Excluded Property.  Seller excepts, reserves and retains the Excluded
          -----------------
Property.

     2.3  Ownership of the Assets.  Seller and Buyer agree that Buyer shall
          -----------------------
receive Seller's net economic benefit of operation of the Assets between the Effective Date and the Closing Date in the form of the adjustment to the Base Purchase Price provided in Section 3.3 below. However, Buyer's right to the
                           -----------
Effective Date Adjustment shall not give Buyer any ownership interest in, or right to management or control of, the Assets or any production, or proceeds of production, therefrom for any period occurring prior to the Closing Date, and Seller will retain all ownership rights (including operating rights) with respect to the Assets and to all production, and proceeds of production, therefrom for all periods prior to the Closing Date.


                                   ARTICLE 3
                                PURCHASE PRICE
                                --------------

     3.1  Purchase Price.  The purchase price of Three Billion Six Hundred Fifty
          --------------
Million United States Dollars ($3,650,000,000) (the "Base Purchase Price"), as
                                                     -------------------
adjusted pursuant to Section 3.3 (the Base Purchase Price, as adjusted pursuant
                     -----------
to Section 3.3, is referred to as the "Adjusted Purchase Price"), shall be paid
   -----------                         -----------------------
to Seller by Buyer at the Closing as hereinafter set forth.

     3.2  Deposit.
          -------

          (a)  Deposit.  Concurrently with its execution of the Option
               -------
Agreement, Buyer delivered to Seller the Letter of Credit.

          (b)  Termination - Other Than Buyer Default.  If the purchase and sale
               --------------------------------------
of the Assets is terminated for any reason other than a default under this Agreement or the Option Agreement by Buyer, Seller will return the Letter of Credit to Buyer.

          (c) Termination - Buyer Default.  If the purchase and sale of the
              ---------------------------
Assets is terminated because of Buyer's default under this Agreement or the Option Agreement, Seller may draw upon the full amount of the Letter of Credit in accordance with Section 13.3.
                   ------------

          (d) Closing Date - Treatment of Deposit.  On the Closing Date and
              -----------------------------------
contemporaneously with the consummation of the Closing and Seller's receipt of the Adjusted Purchase Price, Seller will return to Buyer the Letter of Credit.

     3.3  Effective Date Adjustment to Purchase Price.  The Base Purchase
          -------------------------------------------
Price shall
be adjusted to take into account the following, and the resulting adjustment to the Base Purchase Price is the "Effective Date Adjustment":
                                -------------------------

          (a) The Base Purchase Price shall be increased by an amount equal to the sum of (i) Seller's share of all obligations, expenditures, costs and prepaid costs (other than prepaid insurance) incurred or accrued between the Effective Date and the Closing Date in connection with operation of the Assets,
(ii) Seller's expenditures and costs incurred or accrued in connection with the marketing and sale of hydrocarbons produced and saved between the Effective Date and the Closing Date, and (iii) Seller's administrative costs to operate the Assets and market and sell hydrocarbons between the Effective Date and the Closing Date (but only to the extent such costs are not included in clauses (i) and (ii) above), excluding in each case (A) the product of (1) the positive difference, if any, between the daily average costs of Remediation incurred between the Effective Date and the Closing Date and the daily average Remediation costs incurred during the one (1) year period from October 1, 1996 to September 30, 1997, multiplied by (2) the number of days in the period between the Effective Date and the Closing Date, (B) costs of litigation and claims, including settlement thereof, which are the responsibility of Seller hereunder, and (C) capital expenditures for any single project or equipment or facility acquisition in an amount exceeding $300,000. The determination of such obligations, expenditures and costs will be governed by the Unit Plan Contract and/or the historical practices of Seller in operating the Elk Hills Lands and marketing and selling of produced hydrocarbons.

          (b) The Base Purchase Price shall be decreased by an amount equal to the gross proceeds received by or accrued to Seller with respect to operation of the Assets between the Effective Date and the Closing Date, including Seller's share of hydrocarbons produced and saved during such period, taking into account the provisions of Section 3.3(d) below.
                  --------------

          (c) Seller and Buyer acknowledge that the Base Purchase Price was established in part on Buyer's assumption that after the Effective Date, Seller's share of expenses and production from the Elk Hills Lands would be based on Seller's Fixed Sales Participations. However, because Seller's share of expenses and production between the Effective Date and the Closing Date will be determined by the provisions of the Unit Plan Contract and other arrangements between Seller and Chevron, it is possible that Seller's actual share of all expenses and production between the Effective Date and the Closing Date for some or all of the Zones will not reflect Seller's Fixed Sales Participations of all such expenses and production (e.g., due to on-going production balancing arrangements between Chevron and Seller under the Unit Plan Contract, the fact that participation percentages under the Unit Plan Contract for a Zone may not exactly match Seller's Fixed Sales Participations for that Zone, etc.). If it is determined that for any reason such situation existed with respect to expenses and/or production for a Zone between the Effective Date and the Closing Date, then for the purposes of determining the

Effective Date Adjustment only, an appropriate pro-rata adjustment shall be made in the expenses and/or production allocated to Seller between the Effective Date and the Closing Date for such Zone so that such allocation reflects the amount of expenses and production which would have been allocated to Seller had the allocation been based on Seller's Fixed Sales Participation for that Zone.

          (d) Seller shall conduct an inventory of all produced hydrocarbons present within the production, storage, pipeline and shipping facilities at the Elk Hills Lands as of 7:00 a.m., Pacific Time, on both the Effective Date and on the Closing Date. The purpose of the inventories is to determine the produced hydrocarbons subject to the Effective Date Adjustment and also to determine the allocation of produced hydrocarbons between Seller and Buyer on the Closing Date. Such inventories shall be conducted in accordance with the procedures and assumptions specified in Exhibit D attached hereto. Buyer hereby accepts such
                         ---------
procedures and assumptions and agrees to be bound by the same for all purposes of this Agreement. Seller's share of all produced hydrocarbons identified in the inventory conducted on the Effective Date shall be deemed to have been produced prior to the Effective Date, shall be the sole property of Seller and shall not be considered in the Effective Date Adjustment. Seller's share of all produced hydrocarbons identified in the inventory conducted on the Closing Date (and any produced hydrocarbons in the flow lines above or upstream from the field separators on the Closing Date (i.e., above the point at which measurements of production will be made on the Closing Date)) shall be included in the Assets being sold to Buyer and shall become the property of Buyer; as a result thereof such hydrocarbons shall not be included in the Effective Date Adjustment (but the costs incurred to produce such hydrocarbons prior to the Closing Date shall be included in the Effective Date Adjustment under Section
                                                                      -------
3.3(a)).  Seller shall retain an independent firm to observe and verify all
------
measurements made during the inventories conducted on the Effective Date and on the Closing Date, and a copy of such firm's reports will be provided to Buyer. Representatives from Buyer and Seller shall have the opportunity to observe and verify the measurements made during the inventory conducted on the Closing Date.

          (e) Seller shall prepare and include in the Preliminary Settlement Statement an estimate of the Effective Date Adjustment based upon information available at the time the Preliminary Settlement Statement is prepared pursuant to Section 10.1, below, which estimate shall be used in connection with
   ------------
calculating the amount of the Adjusted Purchase Price payable at Closing. The estimated Effective Date Adjustment shall be subject to revision (using the actual cost and production figures for the matters covered by such adjustment under Section 3.3) after the Closing Date, and any revision thereto shall be
      -----------
included in the Final Statement under Section 10.2 below.
                                      ------------

                                   ARTICLE 4
               UNIT OPERATING AGREEMENT; PRODUCT SALES CONTRACTS
               -------------------------------------------------

     4.1  Termination of Existing Unit Plan Contract at Closing.  It is
          -----------------------------------------------------
specifically understood and agreed that the Assets are currently being operated under the Unit Plan Contract and will continue to be operated under the Unit Plan Contract until the Closing Date. Pursuant to Section 3413(a)(3) of the Enabling Legislation, the Unit Plan Contract will be terminated on or before the Closing Date.

     4.2  Execution of Unit Operating Agreement.  In order to provide for
          -------------------------------------
and maintain the operation of the Assets on a unitized basis with Chevron from and after the Closing Date, Buyer shall deliver an executed counterpart original of the Unit Operating Agreement at Closing. Buyer (or Buyer's designee) shall be the initial Operator of the Assets under the Unit Operating Agreement.

     4.3  Product Sales Contracts.  Buyer acknowledges that, pursuant to
          -----------------------
Section 3413(a) of the Enabling Legislation, Seller intends to terminate all of its product sales agreements effective as of 7:00 a.m., Pacific Time, on the Closing Date. Buyer shall be responsible for making whatever arrangements it deems necessary to sell its share of production after such time on the Closing Date.


                                   ARTICLE 5
                        REPRESENTATIONS AND WARRANTIES
                        ------------------------------

     5.1  Representations and Warranties of Seller.  Seller represents and
          ----------------------------------------
warrants to Buyer as follows:

          (a) Authorization.  Subject to the terms and conditions of the
              -------------
Enabling Legislation, (i) Seller has full capacity, power, and authority to enter into and perform this Agreement and the transactions contemplated herein,
(ii) the execution, delivery, and performance by Seller of this Agreement and the closing documents has been duly and validly authorized and approved by all necessary governmental action on the part of Seller and (iii) this Agreement is, and the closing documents delivered to Title Company and Buyer pursuant to Sections 9.4(a) and 9.4(b), upon their execution and delivery, will be the valid
---------------     ------
and binding obligations of Seller and enforceable against Seller in accordance with each of their respective terms, subject to any applicable principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

          (b)  Performance.  The execution, delivery, and performance by Seller
               -----------
of this Agreement and the consummation of the transactions contemplated herein will not conflict with or result in a violation of any provisions of the Enabling Legislation.

          (c)  Litigation.  Except for matters set forth on Exhibit K, to
               ----------                                   ---------
Seller's Knowledge, there is (i) no suit, action, claim, investigation, or inquiry by any person or entity or by any Governmental Authority and (ii) no legal, administrative, or arbitration proceedings, in the case of either of (i) or (ii), pending or, to Seller's Knowledge, threatened against Seller or the Assets, or to which Seller is a party, that reasonably may be expected to result in the material impairment of Seller's title to the Assets, hinder or impede the operation of all or any material portion of the Assets as an oil and gas field, or have a material adverse effect upon the ability of Seller to consummate the transactions contemplated in this Agreement.

          (d)  Approval.  No authorization, consent, approval, exemption,
               --------
franchise, permit or license of, or filing with, any Governmental Authority is required to authorize, or is otherwise required in connection with, the valid execution and delivery by Seller of this Agreement or the performance by Seller of its obligations hereunder which has not been obtained other than as set forth on Exhibit J-1.
   -----------

          (e)  Brokers Fees.  No brokerage commission, finder's fee or other
               ------------
compensation is due or payable by reason of Seller's actions in the transaction contemplated hereby, other than the amounts payable to Seller's Financial Advisers (which amounts are the sole responsibility of Seller).

     5.2  Representations and Warranties of Buyer.  Buyer represents and
          ---------------------------------------
warrants to Seller the following:

          (a)  Organization.  Buyer is a corporation, duly organized, validly
               ------------
existing, and in good standing under the laws of the State of Delaware, and is authorized to do business in the State of California.

          (b)  Authority.  Buyer has full capacity, power, and authority to
               ---------
enter into and perform this Agreement and the transactions contemplated herein. The execution, delivery, and performance by Buyer of this Agreement and the closing documents have been duly and validly authorized and approved by all necessary action on the part of Buyer, and this Agreement is, and closing documents delivered to Seller pursuant to Section 9.4(c), upon their execution
                                          --------------
and delivery, will be the valid and binding obligations of Buyer and enforceable against Buyer in accordance with each of their respective terms, subject to the effects of bankruptcy, insolvency, reorganization, moratorium, and similar laws, as well as to any applicable principles of equity

(regardless of whether such enforceability is considered in a proceeding in equity or at law).

          (c)  Performance.  The execution, delivery, and performance by Buyer
               -----------
of this Agreement and the consummation of the transactions contemplated herein will not (i) conflict with or result in a breach of any provisions of the articles or certificate of incorporation and bylaws of Buyer, (ii) result in a material default or (iii) result in the creation of any Encumbrance other than a Permitted Encumbrance or give rise to any right of termination, cancellation, or acceleration under any of the terms, conditions, or provisions of any note, bond, mortgage, indenture, license, or other agreement to which Buyer is a party or by which Buyer or any of its property may be bound, or (iv) violate any order, writ, injunction, judgment, decree, statute, rule, or regulation applicable to Buyer or any of its property.

          (d)  Litigation.  To Buyer's Knowledge, there is (i) no suit, action,
               ----------
claim, investigation, or inquiry by any person or entity or by any Governmental Authority (including expropriation or forfeiture proceedings), and (ii) no legal, administrative, or arbitration proceedings, in the case of either (i) or
(ii) pending, or to Buyer's Knowledge, threatened against Buyer, or to which Buyer is a party, that reasonably may be expected to have a material adverse effect upon the ability of Buyer to consummate the transactions contemplated in this Agreement.

          (e)  Approval.  No authorization, consent, approval, exemption,
               --------
franchise, permit, or license of, or filing with, any Person (other than any Governmental Authority) is required to authorize, or is otherwise required in connection with, the valid execution and delivery by Buyer of this Agreement or the performance by Buyer of its obligations hereunder. No authorization, consent, approval, exemption, franchise, permit or license of, or filing with, any Governmental Authority is required to authorize, or is otherwise required in connection with, the valid execution and delivery by Buyer of this Agreement or the performance by Buyer of its obligations hereunder other than matters already obtained and those matters set forth on Exhibit J-2.
                                        -----------

          (f)  Broker's Fees.  No brokerage commission, finder's fee or other
               -------------
compensation is due or payable by reason of Buyer's actions in the transaction contemplated hereby, other than the amounts payable to Seller's Financial Advisers (which amounts are the sole responsibility of Seller).

     5.3  (a)  Reliance.  Buyer agrees that it has had the opportunity prior to
               --------
its execution of this Agreement and the Option Agreement (and with respect to title to the Assets, will have had the opportunity prior to the Title Notification Time) to investigate the Assets and to make such inspections and investigations of the Assets which Buyer deems necessary to protect its interests in acquiring the Assets. Buyer represents and warrants that in entering into this Agreement, Buyer has not relied on any representation, warranty, promise or statement, express or implied, of Seller, or anyone acting for or on behalf of Seller, other than as expressly set forth in this Agreement, and that Buyer will purchase the Assets based on Buyer's own prior investigation and examination of the Assets (or Buyer's election not to investigate and examine the Assets).

          (b)  Knowledgeable Buyer.  Buyer represents and warrants that it (or
               -------------------
its principals or constituent entities) is a knowledgeable purchaser, investor, owner and/or operator of oil and gas properties and related assets, has the ability to evaluate (and in fact has evaluated) the Assets for purchase, and is acquiring the Assets for its own account and not with the intent to make a distribution thereof within the meaning of the Securities Act of 1933 (and the rules and regulations pertaining thereto) or a distribution thereof in violation of any other applicable securities laws.

     5.4  Survival Period of Certain Representations and Warranties.  The
          ---------------------------------------------------------
representations and warranties of Seller contained in Section 5.1 will survive
                                                      -----------
the Closing until the third anniversary of the Closing Date, at which time those representations and warranties will terminate. The representations and warranties of Buyer contained in Section 5.2 will survive the Closing until the
                                 -----------
third anniversary of the Closing Date, at which time those representations and warranties will terminate. The representations and warranties of Buyer contained in Section 5.3 will survive the Closing Date and are not subject to
             -----------
any duration limitation.  Except as expressly provided in this Section 5.4, all
                                                               -----------
other representations and warranties of Seller and Buyer contained in this Agreement or in any certificate delivered by Seller pursuant to Section 9.4(b)
                                                                --------------
or by Buyer pursuant to Section 9.4(c) will terminate on the Closing Date and
                        --------------
will be of no further force or effect.

     5.5  Notifications.
          -------------

          (a)  Buyer's Notification.  Buyer shall notify Seller promptly after
               --------------------
the discovery by Buyer that any representation or warranty of Seller contained in this Agreement is, becomes or will be untrue in any material respect on the Closing Date. In addition, Buyer will notify Seller of the discovery by Buyer that any representation or warranty of Buyer contained in this Agreement is, becomes or will be untrue in any material respect.

          (b)  Seller's Notification.  Seller shall notify Buyer promptly after
               ---------------------
the discovery by Seller that any representation or warranty of Buyer contained in this Agreement is, becomes or will be untrue in any material respect on the Closing Date. In addition, Seller will notify Buyer of the discovery by Seller that any representation or warranty of Seller contained in this Agreement is, becomes or will be untrue in any material respect.

     5.6  Disclaimer of Representations.  TO THE EXTENT REQUIRED BY APPLICABLE
          -----------------------------
LAW TO BE OPERATIVE, THE PARTIES AGREE THAT THE DISCLAIMERS OF CERTAIN REPRESENTATIONS AND WARRANTIES IN THIS AGREEMENT ARE "CONSPICUOUS DISCLAIMERS" FOR PURPOSES OF ANY APPLICABLE LAW, RULE OR ORDER. THE EXPRESS REPRESENTATIONS OF SELLER CONTAINED IN THIS AGREEMENT ARE EXCLUSIVE AND ARE IN LIEU OF, AND SELLER EXPRESSLY DISCLAIMS AND NEGATES AND BUYER HEREBY WAIVES, ANY REPRESENTATION OR WARRANTY, EXPRESS OR IMPLIED, AT COMMON LAW, BY STATUTE OR OTHERWISE, WITH RESPECT TO THE QUALITY, QUANTITY OR VOLUME OF THE RESERVES, IF ANY, OF OIL, GAS OR OTHER HYDROCARBONS IN OR UNDER THE PROPERTY, THE ENVIRONMENTAL CONDITION, BOTH SURFACE AND SUBSURFACE, OR OTHER CONDITIONS OF THE ASSETS, OR THE OWNERSHIP OR OPERATION OF THE ASSETS OR ANY PART THEREOF. EXCEPT AS OTHERWISE EXPRESSLY PROVIDED HEREIN, BUYER AGREES THAT SELLER IS CONVEYING THE ASSETS WITHOUT REPRESENTATION OR WARRANTY AND SELLER DOES NOT MAKE OR PROVIDE, AND BUYER HEREBY WAIVES, ANY WARRANTY OR REPRESENTATION, EXPRESS OR IMPLIED, AT COMMON LAW, BY STATUTE OR OTHERWISE RELATING TO THE QUALITY, MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, CONFORMITY TO SAMPLES, OR CONDITION OF ANY OF THE ASSETS. SELLER DISCLAIMS AND NEGATES, AND BUYER HEREBY WAIVES ALL OTHER REPRESENTATIONS AND WARRANTIES, EXPRESS OR IMPLIED, BY STATUTE OR OTHERWISE. THE PERSONAL PROPERTY AND FACILITIES CONVEYED AS PART OF THE ASSETS ARE SOLD, AND BUYER ACCEPTS SUCH ITEMS "AS IS, WHERE IS, AND WITH ALL FAULTS". THERE ARE NO WARRANTIES THAT EXTEND BEYOND THE FACE OF THIS AGREEMENT. BUYER ACKNOWLEDGES THAT THIS WAIVER IS CONSPICUOUS.

                                   ARTICLE 6
                    CERTAIN AGREEMENTS OF SELLER AND BUYER
                    --------------------------------------

     6.1  Assumption of Obligations.  Effective on the Closing Date, Buyer
          -------------------------
hereby assumes and agrees to pay, honor and discharge when due and in accordance with any relevant governing agreements, instruments and law, (a) all of Seller's obligations to plug and abandon or remove and dispose of the Wells and all other wells, anode beds, structures, flow lines, tanks, pipelines, and any other facilities or equipment now or hereafter located at the Elk Hills Lands; (b) all Assumed Environmental Matters; (c) all Assumed Liabilities; and (d) all other costs, obligations and liabilities that arise under or with respect to the ownership or operation of the Assets, or that otherwise relate to the Assets, regardless of whether such obligation or liability arises from the ownership or operation of the Assets before or after the Closing Date, excepting only (i) the
                                                          ---------
litigation described in Exhibit K, (ii) any sums or obligations owed to Chevron
                        ---------
under the Unit Plan Contract, (iii) all matters covered by Seller's Remediation obligations under Sections 12.7(a) and 12.7(f), (iv) any damages, claims,
                  ----------------     -------
losses, liabilities and expenses to the extent Seller has agreed to provide indemnification pursuant to Section 12.1 (subject to the limitations set forth
                            ------------
in Sections 12.1(c), 12.7(c) and 12.10), (v) any matters covered by the State
   ----------------  -------     -----
Lands Indemnity Agreement, (vi) all obligations, expenditures, costs (including administrative costs) and prepaid costs for which an adjustment to the Base Purchase Price is made pursuant to Section 3.3 and (vii) all amounts owing to
                                   -----------
third parties with respect to any periods prior to the Closing Date under the Assumed Contracts and Permits or any other documents, leases, licenses, contracts, instruments, agreements and permits affecting the Assets. All plugging, replugging, abandonment, removal, disposal, and restoration operations described in clauses (a) and (b) above shall be performed by Buyer in compliance with applicable laws and regulations and shall be conducted in a good and workmanlike manner.

     6.2  Assumption of Obligations Under Biological Opinion.  Effective on the
          --------------------------------------------------
Closing Date, Buyer hereby assumes and agrees to be bound by and perform all of Seller's obligations under the Biological Opinion, including the on-going monitoring requirements set forth in the Biological Opinion and the obligation to establish the conservation area specified in the Biological Opinion. To implement such assumption, Buyer shall execute and deliver at Closing the Assignment of Biological Opinion. In furtherance of the foregoing, Buyer agrees that so long as it, or its designee, is the Operator under the Unit Operating Agreement, it will cause the Operator to observe and perform all of Seller's obligations under the Biological Opinion that are applicable to its activities as the Operator of the Assets after the Closing.

     6.3  Legal Existence.  Buyer shall maintain its legal status, and shall
          ---------------
ensure that as of the Closing Date, it will not be under any legal or contractual restriction that would prohibit or delay the timely consummation of the transactions contemplated in this Agreement.

     6.4  Confidentiality.  Buyer acknowledges that, pursuant to its right
          ---------------
of access to the Records and other information regarding the Assets, Buyer may become privy to Confidential Information and that communication of such Confidential Information to third parties (unless such communication of information is authorized in writing by Seller prior to disclosure) could cause irreparable injury to Seller if the transactions contemplated in this Agreement are not consummated. Buyer shall keep confidential all Confidential Information concerning Seller or the Assets in connection with this transaction. This
Section 6.4 will survive the termination of this Agreement prior to Closing but
-----------
shall terminate at Closing.

     6.5  Governmental Approvals.
          ----------------------

          (a) Buyer is solely responsible, at its cost, for obtaining any Governmental Approvals that Buyer may need in connection with the transactions contemplated by this Agreement. Buyer's receipt of any such Governmental Approvals is not a condition precedent to the Closing.

          (b) At Buyer's written request, the Department of Energy, in its capacity as the operator of the Assets on behalf of Seller, shall provide to Buyer such information about the Assets as is reasonably necessary for Buyer to file applications for Governmental Approvals and shall use reasonable efforts to assist Buyer in obtaining the transfer of permits relating to the Assets or the issuance of new permits relating to the Assets, including obtaining any "Section 2081" permit from the California Department of Fish and Game that will terminate if the Closing does not occur, provided that in no event is Seller required to make any payments or incur any material expense to assist Buyer's efforts to obtain the transfer or issuance of such permits and in no event will Seller have any liability to Buyer if Buyer fails to obtain the transfer or issuance of such permits. The issuance or transfer of any such permits is not a Buyer's condition precedent to the Closing. Buyer acknowledges that neither Seller nor anyone on behalf of Seller has represented that Governmental Approvals will be issued to Buyer, waived by the Governmental Authority having jurisdiction thereof, or processed in other than the normal course of business by the applicable Governmental Authority or Governmental Authorities. In addition, Buyer acknowledges and agrees that a failure of any federal Governmental Authority to issue or waive a Governmental Approval will not constitute a breach or default of this Agreement by Seller.

     6.6  Congressional Notice.  Buyer acknowledges that after execution and
          --------------------
delivery of this Agreement by Buyer, but before the Agreement has been accepted or executed by Seller, Seller will submit to the United States Congress the written notification required by Section 3414(a) of the Enabling Legislation. Buyer further acknowledges that Seller may include a copy of this Agreement and the Option Agreement in such written notification to Congress.

     6.7  Temporary Use of Office Space.  In order to avoid unnecessary
          -----------------------------
disruption of field operations prior to Closing and to facilitate an orderly transition from Seller to Buyer, Seller and Seller's Authorized Representatives will have the right to continue to use and occupy the portion of the 11G headquarters building at the Elk Hills Lands shown on Exhibit A-3 and Trailer 15
                                                      -----------
(located adjacent to the 11G headquarters building) for a period of sixty (60) days after the Closing Date. Such use of the 11G headquarters building and Trailer 15 will be without rent or other charge to Seller or Seller's Authorized Representatives. At or prior to the end of such 60-day period, Seller shall remove all of its personnel and personal property from the 11G headquarters building and Trailer 15.

     6.8  Continued Availability of Field Data After Closing.  Seller and
          --------------------------------------------------
Chevron currently are engaged in a process that will establish the final equity interests of Chevron and Seller under the existing Unit Plan Contract which process will not affect Buyer's interest under the new Unit Operating Agreement. This equity finalization process includes, among other things, the presentation of production records and geological and geophysical data to an independent petroleum engineer and, potentially, to administrative and judicial bodies. Because the equity finalization process will continue after Closing, Seller will require access to production and other data regarding the Assets after Closing. This data includes both information regarding the period prior to the Closing Date and information regarding the period after the Closing Date to completion of the equity finalization process. In order to meet this need, the Parties hereto agree as follows:

          (a) Seller and Seller's Authorized Representatives will be provided reasonable access during normal business hours to operational data regarding the Assets for the period after the Closing Date. Such data to be available for review and copying (by hard copy documentation, electronic digital files or such format appropriate for the specific type of data), includes, without limitation, the following:


               (i)    daily drilling and completion reports

               (ii)   daily morning reports

               (iii)  open hole well logs

               (iv)   cased hole well logs

               (v)    monthly production/injection reports

               (vi)   water disposal reports

               (vii)  monthly gauging reports

               (viii) facilities modifications

               (ix) remedial work notices/reports (workovers, stimulations, abandonments, recompletions, etc.)

               (x)    injection/production surveys

               (xi)   gas plant reports

               (xii)  pressure monitoring program reports

               (xiii) repeat formation tests and drill stem test reports

               (xiv) cores analyses (whole core and sidewall core) and special core analyses

               (xv)   mud logs

               (xvi)  natural gas liquids monitoring program data

               (xvii) directional surveys

          (b) Seller and Seller's Authorized Representatives will be provided reasonable access during normal business hours to review and copy the following historical files and records:

               (i)    well history files

               (ii)   well log files

               (iii)  geology map files

               (iv)   production/injection/disposal files

               (v)    unit files

               (vi)   correspondence files

          (c) Seller shall pay the cost of copying any data or files specified in Sections 6.8(a) and 6.8(b). Buyer agrees to keep and maintain the files and
   ---------------     ------
records specified in Sections 6.8(a) and 6.8(b) in Bakersfield, California until
                     ---------------     ------
completion of the equity finalization process described above. Except as needed by Seller in connection with the equity finalization process and subject to all applicable laws and regulations, Seller shall maintain the confidentiality of any proprietary data of Buyer.

          (d)  The rights specified in this Section 6.8 shall terminate upon the
                                           -----------
completion of the equity finalization process (including any appeals) under the Unit Plan Contract.

     6.9  Operation of the Assets.  From and after the date of execution of the
          -----------------------
Option Agreement by Buyer and Seller and until the Closing Date, Seller shall operate and maintain the Assets, including production of hydrocarbons therefrom, in a manner generally consistent with Seller's past practices, consistent with applicable laws and regulations and in the ordinary course of business, except that Seller is not obligated to conduct any exploration, drilling or capital improvement activities during such period. Buyer acknowledges that Seller's operation of the Assets during this period will be governed by the Unit Plan Contract. Upon Buyer's written request, Seller shall cooperate with Buyer's efforts to obtain a new transition agreement with respect to the phase-in and phase-out of the operation of the Elk Hills Lands with Bechtel

Petroleum Operations, Inc. after the Closing Date, provided that in no event is Seller required to incur any material expense in its efforts to assist Buyer in obtaining such new transition agreement and in no event will Seller have any liability to Buyer if Buyer is unable to obtain such new transition agreement. The execution of such new transition agreement with Bechtel Petroleum Operations, Inc. is not a Buyer's condition precedent to the Closing.

     6.10 Mitigation Measures.   Buyer will work with Seller in good faith to
          -------------------
deliver a list of mitigation measures to be implemented by Buyer after Closing with respect to adverse environmental impacts described in the "Final Supplemental Environmental Impact Statement/Program Environmental Impact Report for the Sale of NPR-1" (the "FSEIS"). Buyer agrees to negotiate in good faith
                             -----
with the U.S. Fish & Wildlife Service and the California Department of Fish and Game (or other relevant Governmental Authorities) prior to determining the specific mitigation measures it will take in furtherance of its obligations under the preceding sentence and to provide to Seller, within ten (10) Business Days after Seller's issuance of the FSEIS, a list of such mitigation measures. The requirements of this Section 6.10 shall not be a condition precedent to
                         ------------
Closing.


     6.11 Cooperation Regarding State Lands Indemnity Agreement.   Seller and
          -----------------------------------------------------
Buyer agree to cooperate in good faith to obtain the execution and delivery of the State Lands Indemnity Agreement by the State of California, provided in no event shall Buyer be required to incur any material expense in its efforts under this Section 6.11. If, despite good faith efforts of Seller and Buyer, the
     ------------
State of California does not execute and deliver the State Lands Indemnity Agreement on or before the Closing, then Seller shall provide to Buyer a separate indemnification of Buyer in replacement thereof, in form and substance reasonably satisfactory to Seller and Buyer, that fully indemnifies Buyer against the "STATE'S ELK HILLS CLAIMS" (as defined in the State Lands Settlement). Such indemnification shall not be subject to the provisions of Sections 12.1(c) or 12.10 of this Agreement.
----------------    -----

                                   ARTICLE 7
                         BUYER'S CONDITIONS TO CLOSING
                         -----------------------------

     The obligations of Buyer to consummate the transactions provided for herein are subject, at the option of Buyer, to the fulfillment on or prior to the Closing of each of the following conditions (which conditions are solely for the benefit of Buyer and may be waived only by Buyer in Buyer's sole discretion):

     7.1  Representations.  The representations and warranties of Seller set
          ---------------
forth in Section 5.1 of this Agreement are true and correct in all material
         -----------
respects on the Closing Date as though made on and as of that date.

     7.2  Performance.  Seller has performed or complied in all material
          -----------
respects with all obligations, agreements, and covenants contained in this Agreement as to which performance or compliance by Seller is required prior to or at the Closing Date.

     7.3  No Legal Proceedings.  No court of competent jurisdiction has (a)
          --------------------
issued or granted any preliminary or final injunction or temporary or permanent restraining order that, as of the Closing Date, restrains, prohibits or enjoins Buyer's performance of its obligations under this Agreement, or (b) declared illegal the purchase and sale contemplated by this Agreement.

     7.4  No Suspension of Sale Under Enabling Legislation.  The Secretary of
          ------------------------------------------------
Energy has not suspended the purchase and sale transaction contemplated hereby pursuant to Section 3414(b) of the Enabling Legislation.

     7.5  Closing.  Seller has delivered, or caused to be delivered, to Buyer
          -------
(and as applicable, Title Company) at Closing the documents and instruments referenced in Sections 9.4(a) and 9.4(b).
              ---------------     ------


                                   ARTICLE 8
                        SELLER'S CONDITIONS TO CLOSING
                        ------------------------------

     The obligations of Seller to consummate the transactions provided for herein are subject, at the option of Seller, to the fulfillment on or prior to the Closing of each of the following conditions (which conditions are solely for the benefit of Seller and may be waived only by Seller in Seller's sole discretion):

     8.1  Representations.  The representations and warranties of Buyer set
          ---------------
forth in Section 5.2 of this Agreement are true and correct in all material
         -----------
respects on the Closing Date as though made on and as of that date.

     8.2  Performance.  Buyer has performed or complied in all material
          -----------
respects with all obligations, agreements, and covenants contained in this Agreement as to which performance or compliance by Buyer is required prior to or at the Closing Date.

     8.3  No Legal Proceedings. No court of competent jurisdiction has (a)
          --------------------
issued or granted any preliminary or final injunction or temporary or permanent restraining order that, as of the Closing Date, restrains, prohibits or enjoins Seller's performance of its obligations under this Agreement, or (b) declared illegal the purchase and sale contemplated by this Agreement.

     8.4  No Suspension of Sale Under Enabling Legislation.  The Secretary of
          ------------------------------------------------
Energy has not suspended the purchase and sale transaction contemplated hereby pursuant to Section 3414(b) of the Enabling Legislation.

     8.5  Deferral of Certain Environmental Remediation.  If determined to be
          ---------------------------------------------
necessary by Seller, Seller has received a deferral of certain of its Remediation activities with respect to Open Federal Sites pursuant to 42 U.S.C. 9620(h)(3)(C).

     8.6  Closing.  Buyer has delivered, or caused to be delivered, to Seller
          -------
(or as applicable, to Title Company) at Closing the documents, funds and instruments referenced in Section 9.4(c).
                          --------------


                                   ARTICLE 9
                                    CLOSING
                                    -------

     9.1  Date of Closing.  Subject to satisfaction or waiver of the conditions
          ---------------
to Closing listed in Articles 7 and 8 of this Agreement, the Closing shall
                     ----------     -
occur on or before February 10, 1998, or if such conditions have not then been satisfied or waived, on the date as soon thereafter as such conditions have been satisfied or waived (the "Scheduled Closing Date"). Notwithstanding the
                          ----------------------
foregoing, if the Closing has not occurred on or before September 30, 1998, then the Agreement may be terminated as provided in Sections 13.1(a) and 13.1(b). If
                                               ----------------     -------
the Parties agree to extend the Closing beyond September 30, 1998, Buyer shall cause the expiration date of the Letter of Credit to be extended for the same period.

     9.2  Place of Closing.  The Closing will be held at the offices of the
          ----------------
Department of Energy, 1000 Independence Avenue S.W., Washington, D.C.

     9.3  Failure to Close.  If the conditions specified in Articles 7 and 8
          ----------------                                  ----------     -
have been satisfied by the Parties (or waived by the Party benefitted by such condition) on or before the Scheduled Closing Date, and either Party fails to close the transactions contemplated herein, the Party failing to close shall be deemed to have breached the obligations such Party has undertaken hereunder to perform at the Closing.

     9.4  Closing Obligations.  Except as provided in Section 9.4(a), at the
          -------------------                         --------------
Closing, the following documents shall be delivered and the following events shall occur, the execution of each document and the occurrence of each event being a condition precedent to the others and each being deemed to have occurred simultaneously with the others:

          (a)  Seller's Deliveries to Title Company:  At least one (1) Business
               ------------------------------------
Day prior to the Closing, Seller shall deliver the Deed, executed and acknowledged by Seller, to Title Company, to be held in escrow for recording in the Official Records of the County Recorder of Kern County, California. In addition, Seller shall deliver written recording instructions to the Title Company, authorizing the Title Company to record the Deed on the Closing Date upon the satisfaction of the conditions precedent described therein.

          (b)  Seller's Deliveries to Buyer:  Seller shall deliver or cause to
               ----------------------------
be delivered to Buyer the following:

               (i)    The Bill of Sale, executed by Seller.

               (ii)   The General Assignment, executed by Seller.

               (iii)  The Assignment of Biological Opinion, executed by Seller.

               (iv) A Closing certificate of Seller, dated as of the Closing Date, updating the truth and accuracy of the representations and warranties of Seller contained in this Agreement and certifying that the conditions set forth in Section 7.1 and 7.2 have been satisfied.
                  -----------     ---

               (v) An executed counterpart of the State Lands Indemnity Agreement, executed by Seller and an executed counterpart of the State Lands Indemnity Agreement executed by the State of California.

               (vi)   Seller's Opinion, executed by O'Melveny & Myers LLP.

               (vii) Any other documents, instruments or agreements reasonably necessary to effectuate the transactions contemplated by this Agreement.

          (c)  Buyer's Deliveries:
               ------------------

               (i) Buyer shall deliver to Seller (A) the Adjusted Purchase Price, and (B) an amount sufficient to pay all prorations, reimbursements and adjustments set forth in this Agreement which are due Seller, all by wire transfer of immediately available funds to an account at the United States Treasury to be specified by Seller in writing prior to the Closing Date.

               (ii) Buyer shall deliver to Title Company at least one (1) Business Day prior to Closing such other sums required to pay Buyer's portion of any closing or recording fees or costs, transfer taxes, escrow fees and the like which are required by this Agreement to be paid by Buyer.

               (iii)  An executed counterpart of the General Assignment.

               (iv) An executed counterpart of the Assignment of Biological Opinion.

               (v)    An executed counterpart of the Bill of Sale.

               (vi) A certificate of good standing from the state in which Buyer is organized.

               (vii) A Closing certificate of Buyer, dated as of the Closing Date, updating the truth and accuracy of the representations and warranties of Buyer contained in this Agreement and certifying that the conditions set forth in Section 8.1 and 8.2 have been satisfied, together with a copy of
              -----------     ---
     the resolutions of the Board of Directors authorizing Buyer's execution of this Agreement and the other documents pertaining to the transaction contemplated by this Agreement.

               (viii) An executed counterpart of the State Lands Indemnity Agreement, executed by Buyer.

               (ix) An executed counterpart of the Unit Operating Agreement, executed by Buyer.

               (x)    Buyer's Opinion, executed by Buyer's counsel.

               (xi) An executed counterpart of the Declaration, executed by Buyer.

               (xii) Any other documents, instruments or agreements reasonably necessary to effectuate the transactions contemplated by this Agreement.

     9.5  Delivery of Possession.  Except as provided in Section 6.7, Seller
          ----------------------                         -----------
shall deliver to Buyer possession of the Assets on the Closing Date. Buyer acknowledges that its possession of the Assets will be subject to the Unit Operating Agreement. On the Closing Date Seller also will deliver possession of the Records to the Buyer, subject to the rights of Chevron.


                                  ARTICLE 10
                       PRORATIONS; POST CLOSING MATTERS
                       --------------------------------


     10.1 Preliminary Settlement Statement.   For the purposes of adjustments to
          --------------------------------
be made at Closing, Buyer will be deemed to be in title on the Closing Date and is entitled to Seller's interest in the income from the Assets (including the right to all production and proceeds of production), and responsible for Seller's expenses thereof, incurred or accrued from and after 7 a.m., Pacific Time, on the Closing Date. All prorations will be made on the basis of the actual number of days of the month which shall have elapsed as of the Closing Date and upon the actual number of days in that month and a three hundred sixty-five (365) day year. The amount of such prorations shall be initially performed by Seller and delivered to Buyer in the form of the Preliminary Settlement Statement not less than five (5) Business Days prior to the Closing Date, but shall be subject to adjustment after the Closing Date in the Final Statement as and when complete and accurate information becomes available, if such information is not available at the Closing Date. If Buyer and Seller cannot agree on any item in the Preliminary Settlement Statement before the Closing Date, the figures proposed by Seller shall be used for all adjustments made at Closing Date, subject to Buyer's right to further review and adjustment in the proposed Final Statement. Without limiting the generality of the foregoing, Seller and Buyer agree that with respect to any reconciliations of reimbursable expenses under the Assumed Contracts and Permits, Seller and Buyer shall cooperate to complete such reconciliations as soon as possible after the Closing Date, with Seller responsible for amounts owing to third parties under the Assumed Contracts and Permits, and entitled to amounts payable by third parties under the Assumed Contracts and Permits (as the case may be), with respect to periods prior to the Closing Date, and with Buyer responsible for amounts owing to third parties under the Assumed Contracts and Permits, and entitled to amounts payable by third parties under the Assumed Contracts and Permits (as the case may be), with respect to periods on and after the Closing Date (and, with respect to any such amounts payable to Seller, Buyer agrees that it shall use commercially reasonable efforts to collect such amounts).

     10.2 Post-Closing Adjustments/Final Statement.  As soon as practicable
          ----------------------------------------
after the Closing Date, but no later than nine (9) months after the Closing Date, Seller will prepare and deliver to Buyer, in accordance with this Agreement and generally accepted accounting principles, the proposed Final Statement. As soon as practicable after receipt of the proposed Final Statement, Buyer shall return a written report containing any proposed changes to the proposed Final Statement. The Parties undertake to agree on the amounts due pursuant to such post-Closing adjustments set forth on the proposed Final Statement within sixty (60) days after Buyer's receipt of the proposed Final Statement. If the Parties are unable to agree upon a post-closing adjustment, either Party may submit the matter to alternative dispute resolution in
accordance with Section 14.16.   If (a) the Adjusted Purchase Price is more than
                -------------
the Final Purchase Price shown in the Final Statement, Seller shall refund to Buyer the amount of such difference, or (b) the Adjusted Purchase Price is less than Final Purchase Price, Buyer shall pay Seller the amount of such difference, in either event by wire transfer of immediately available funds to the account specified in writing by Seller or Buyer, as applicable, within ten (10) Business Days after the Parties' agreement on the amount of the Final Purchase Price.

     10.3 Further Assurances and Cooperation.  After the Closing Date, Buyer and
          ----------------------------------
Seller shall execute and deliver, or shall cause to be executed and delivered from time to time, such further instruments of conveyance and transfer, and shall take such other actions as the other Party may reasonably request, to convey and deliver the Assets to Buyer and to accomplish the orderly transfer of the Assets to Buyer in the manner contemplated by this Agreement. If any Party hereto receives monies or pays an expense belonging to the other that were not included as an adjustment in the Final Statement, such amount shall immediately be paid over to the proper Party. If an invoice or other evidence of an obligation is received by a Party, which is partially an obligation of both Seller and Buyer, then the Parties shall consult with each other, and each shall promptly pay its portion of such obligation to the obligee. In addition to the adjustments set forth above, the Parties shall schedule a final review of any miscellaneous matters that may not have been covered in the Final Statement. Such final review shall occur at a time agreed by Seller and Buyer, but no later than twelve (12) months after issuance of the Final Statement.

     10.4 Post-Closing Review of Records.  Seller intends to transfer to Buyer
          ------------------------------
the Records, which includes certain billing and payment files, contracts, accounting records and other financial information and documents relating to operation of the Elk Hills Lands during periods prior to the Closing Date. Seller and Seller's Authorized Representatives will require access to such records after the Closing Date (and to any financial information Buyer receives after the Closing Date that relates to periods prior to the Closing Date) in connection with (a) Seller's preparation of the Final Statement, (b) to verify, confirm or implement any post-Closing financial adjustments being made pursuant to this Agreement, and (c) to conduct the final accounting under the Unit Plan Contract. Buyer agrees that after the Closing Seller and Seller's Authorized Representatives may examine and/or audit any such financial records during normal business hours. Seller shall provide Buyer with at least 48 hours advance notice (which may be oral) of any such review or audit. During the course of such review or audit Seller or Seller's Authorized Representatives may photocopy any or all of such financial records, provided that the cost of such photocopying shall be borne by Seller. Buyer agrees to keep and maintain such financial records either at the Elk Hills Lands or at another location in Bakersfield, California, until three (3) years after the later of (i) completion of the equity finalization process described in Section
                                                                        -------
6.8 above with respect to the Unit Plan Contract, or (ii) completion of the
---
final accounting adjustments under this Agreement.


                                  ARTICLE 11
                                 TITLE MATTERS
                                 -------------

     11.1  Title Defects and Related Adjustments.
           -------------------------------------

          (a) Seller has previously delivered to Buyer for its review the Title Report. The Title Report was delivered to Buyer as a convenience only and is not a substitute for Buyer conducting its own independent investigation of Seller's title. Seller specifically does not represent or warrant the accuracy or completeness of the Title Report.

          (b) In no event later than 5:00 p.m. Washington D.C. time on the date that is one (1) year after the Closing Date ("Title Notification Time"), Buyer
                                              -----------------------
may give Seller written notice of any claimed Title Defect in the United States Lands ("Title Defect Notice"). Each such Title Defect Notice, to be effective,
        -------------------
shall set forth (i) a brief description of the matter constituting the claimed Title Defect and the portion of the United States Lands affected thereby, (ii) the estimated Title Defect Amount attributable to the claimed Title Defect calculated in good faith by Buyer, (iii) the title opinions, other reports of experts or other documentation on which Buyer's assertion of a Title Defect is based, and (iv) such supporting documents as are reasonably necessary for Seller (or a title attorney or other expert retained by Seller) to verify the existence of and evaluate the impact of any such Title Defect. All Title Defects, whether known or unknown to Buyer, not included in a Title Defect Notice delivered to Seller prior to the Title Notification Time shall be deemed waived by Buyer for all purposes of this Agreement.

          (c)  Seller shall, subject to the terms of this Article 11, indemnify,
                                                          ----------
defend and hold harmless Buyer against any loss, liability, cost or expense incurred by Buyer in excess of the threshold limit set forth in Section 11.1(i)
                                                                ---------------
below resulting from or arising out of Title Defects with respect to the United States Lands that are identified in a Title Defect Notice delivered to Seller prior to the Title Notification Time. Should Buyer discover any such Title Defect, Buyer may make a claim against Seller with respect to such Title Defect in accordance with this Section 11.1. Seller's indemnity in
                                          ------------
this Section 11.1(c) is subject to the terms of Sections 12.1(c)(ii) (provided
     ---------------                            --------------------
that notwithstanding the terms of Section 12.1(c)(ii), Seller's indemnity shall
                                  -------------------
include any diminution in value of the United States Lands directly resulting from a Title Defect), 12.4, 12.5, 12.6, 12.8 and 12.9, . Furthermore, Seller's
                      ----  ----  ----  ----     ----
indemnity in this Section 11.1(c) is subject to the terms of, and included in
                  ---------------
the calculation of, the applicable limits in Section 12.10.   Seller's indemnity
                                             -------------
in this Section 11.1(c) is not subject to the terms of nor included in the
        ---------------
limitations set forth in Section 12.1(c)(i).  Further, the State's Elk Hills
                         ------------------
Claims (as defined in the State Lands Indemnity Agreement), which are addressed in the State Lands Indemnity Agreement, are not subject to indemnification under this Section 11.1(c), and nothing in this Section 11.1(c) limits any
     ---------------                      ---------------
indemnification obligations Seller may have pursuant to the State Lands Indemnity Agreement. Upon Buyer's written request and at Buyer's sole cost and expense, Seller agrees to cooperate with Buyer in any challenge to or attempted cure of any Title Defect with respect to the United States Lands which is not subject to indemnification under this Section 11.1(c) or the State Lands
                                      ---------------
Indemnity Agreement, provided that in no event is Seller required to incur any expense or make any payments to assist Buyer in its efforts to challenge or cure any such Title Defect.

          (d) Notwithstanding the existence, or alleged existence, of a Title Defect(s), Buyer shall pay to Seller at Closing the Adjusted Purchase Price without any deduction or offset for alleged Title Defect Amount(s), and Seller shall convey the Assets to Buyer in accordance with the terms of this Agreement. The absence of any Title Defects or the pendency of indemnity claims under
Section 11.1(c) are not conditions precedent to the Closing.
---------------

          (e) After timely delivery of a Title Defect Notice, Seller and Buyer shall endeavor promptly and in good faith to agree upon whether the Title Defects claimed by Buyer exist and if so, the Title Defect Amounts applicable thereto. Seller may, at its sole option, at any time before one (1) year after Seller's receipt of such Title Defect Notice, attempt to cure or remove to the reasonable satisfaction of Buyer any such Title Defects or alleged Title Defects.

          (f) If Seller and Buyer do not agree upon the existence of a Title Defect, the applicable Title Defect Amount or the adequacy of any curative actions taken by Seller, such dispute(s) will be determined in accordance with the alternative dispute resolution procedures set forth in Section 14.16. If
                                                           -------------
the decision-maker determines (or Seller and Buyer agree) that the alleged Title Defect does, in fact, constitute a Title Defect, then the decision-maker shall determine the applicable Title Defect Amount.

          (g) If the decision-maker renders a decision in favor of Buyer with respect to a Title Defect and/or curative action under Section 14.16, Seller may
                                                       -------------
elect to cure or remove the same to the reasonable satisfaction of Buyer (or if applicable, in the manner approved by the decision-maker). If such Title Defect(s) has not been cured or otherwise agreed upon by Seller and Buyer on or before the date that is one (1) year after issuance of the decision maker's decision, then, as limited by the provisions of Section 11.1(i), the applicable
                                                ---------------
Title Defect Amount will be subject to the provisions of Section 11.1(c).
                                                         ---------------

          (h) Buyer agrees that Seller's title curative actions may include, without limitation, quiet title or eminent domain actions which confirm title in Buyer and/or delivery of a policy of title insurance to Buyer from a nationally recognized title insurance company insuring Buyer against the Title Defects that Seller elects to cure with liability equal to the aggregate of all Title Defect Amounts applicable to such Title Defects.

          (i) Buyer shall bear the Title Defect Amounts up to an aggregate of one percent (1%) of the Base Purchase Price that would otherwise be covered by Seller's indemnification under Section 11.1(c), and Seller's indemnification
                               ---------------
shall only cover, subject to the overall limitation set forth in Section 12.10,
                                                                 -------------
the amount by which the aggregate total of all Title Defect Amounts agreed to by Seller and Buyer (or determined by the decision-maker) exceeds one percent (1%) of the Base Purchase Price (exclusive of Attorneys' Fees and Costs). Notwithstanding anything to the contrary contained in this Agreement, any Title Defects Amounts applicable to Title Defects or alleged Title Defects that are cured or removed to the reasonable satisfaction of Buyer (or if applicable, in the manner approved by the decision-maker), will not be included in the calculation of the one percent (1%) minimum threshold described in the immediately preceding sentence.

          (j) Any disagreement, difference, or dispute by the Parties related to the existence of a Title Defect, Title Defect Amount or the adequacy of any curative action taken (or proposed) by Seller, shall be resolved by alternative dispute resolution in accordance with Section 14.16.
                                      -------------

          (k) Seller and Buyer acknowledge that the Title Defect Amounts paid by Seller pursuant to Section 11.1(c) are in the nature of a refund of a portion
                      ---------------
of the Adjusted Purchase Price.

                                  ARTICLE 12
                   INDEMNIFICATION; ENVIRONMENTAL LIABILITY
                   ----------------------------------------

     12.1  Indemnification by Seller.
           -------------------------

          (a)  Buyer Claims.  Except as otherwise provided in or limited by
               ------------
Sections 12.1(b), 12.1(c), 12.7(c) and 12.10, Seller shall indemnify, defend and
----------------  -------  -------     -----
hold harmless Buyer from and against all damages, claims (including enforcement actions by any Governmental Authority), losses, liabilities and expenses (including Attorneys' Fees and Costs) which arise out of or relate to the following (each, a "Buyer Claim" and collectively, "Buyer Claims"):
                    -----------                     ------------

               (i) any material breach or material inaccuracy of the representations or warranties made by Seller in Section 5.1 as to which a
                                                     -----------
     Notice of Claim is received by Seller prior to the third anniversary of the Closing Date. If any Buyer Claim set forth in a Notice of Claim received by Seller prior to the Closing Date's third anniversary is pending on the third anniversary of the Closing Date, that Buyer Claim will continue to be subject to indemnification as provided in this Section 12.1.
                                                    ------------

               (ii) any Third Party Claims (other than the Third Party Claims described in subsections (iii), (iv) and (v) below) for any (A) personal
                  -------------------------------
     injury, property damage, fines or penalties (but only where the alleged personal injury or property damage or event giving rise to any fine or penalty occurred before the Closing Date) resulting from or arising out of the ownership or operation of the Assets by Seller or Contract Operator Group prior to the Closing Date, and (B) breach or default under the Assumed Contracts and Permits (but only where the alleged breach or default by Seller or Contract Operator Group occurred before the Closing Date), but in each case under clauses (A) and (B) only if a Notice of Claim is received by Seller prior to the third anniversary of the Closing Date. If any Buyer Claim set forth in a Notice of Claim received by Seller prior to the Closing Date's third anniversary is pending on the third anniversary of the Closing Date, that Buyer Claim will continue to be subject to indemnification as provided in this Section 12.1.
                                         ------------

               (iii) any Third Party Claims (other than by a Governmental Authority, which claims are covered by subsection (iv) below) for personal
                                            ---------------
     injury or property damage resulting from or arising out of a failure of Seller to perform Remediation at any site covered by Sections 12.7(a) or
                                                          ----------------
     12.7(f) below (all subject to the limitations set forth in Sections 12.7(c)
     -------                                                    ----------------
     and 12.10) as required by this Agreement, except to the extent the alleged
         -----
     personal injury or property damage occurred as a result of any Person (other than any member of the Seller Group) taking an action (including any disruption of the soil, groundwater or Personal Property and Facilities or changes in the use of the Assets that enhances the risks of human exposure to Environmental Contamination) after the Closing Date that increased the risk that a Third Party Claim would arise from such site.

               (iv) Remediation required by any Governmental Authority of any site covered by Sections 12.7(a) or 12.7(f) below, including costs of
                     ----------------    -------
     Remediation conducted by or on behalf of Buyer where Seller has not performed Remediation as required by a Governmental Authority after receipt of written notice from Buyer and a reasonable opportunity to perform such Remediation (all subject to the limitations set forth in Sections 12.7(c)
                                                              ----------------
     and 12.10), and including any fines or penalties assessed by a Governmental
         -----
     Authority in connection with such Remediation or in connection with acts or omissions of Seller Group with respect to such site prior to the Closing Date.

               (v) any Third Party Claims resulting from or arising out of the release or disposal of Environmental Contamination originating at the Elk Hills Lands by the Seller Group at a location outside the Elk Hills Lands prior to the Closing Date.

          (b)  Seller Exceptions.  Buyer Claims will not include any damages,
               -----------------
claims, losses, liabilities and expenses with respect to which Buyer has agreed to provide indemnification pursuant to Section 12.2 or which Buyer has agreed to
                                       ------------
assume pursuant to this Agreement.

          (c)  Seller Limitations.
               ------------------

               (i) Notwithstanding any other provision in this Agreement to the contrary, Seller's indemnification obligations under Sections
                                                              --------
     12.1(a)(i), (ii) and (v) are limited as follows:
     ------------------------

               (1) If the total cost of any individual matter covered by one or more of Seller's indemnifications under Sections 12.1(a)(i), (ii)
                                                       -------------------------
               and (v) (exclusive of Attorneys' Fees and Costs) is less than
               -------
               $25,000, then as between Buyer and Seller, Buyer shall be responsible, at its sole cost, to pay for the full amount thereof (including Attorneys' Fees and Costs), and Seller will have no obligation with respect thereto.

               (2) Buyer shall bear the first $10,000,000 in costs incurred or accrued (exclusive of Attorneys' Fees and Costs) that otherwise would have been covered by Seller's indemnifications under

               Sections 12.1(a)(i), (ii) and (v) in this Agreement, and Seller
               ---------------------------------
               shall have no obligation to reimburse or indemnify Buyer with respect to such $10,000,000 or any Attorneys' Fees and Costs associated with matters covered by such $10,000,000. Any costs that Buyer incurred or accrued under clause (1) above will not be included in the calculation of such $10,000,000 threshold. Buyer shall promptly advise Seller in writing when such $10,000,000 threshold has been incurred or accrued by Buyer (and shall provide Seller with such data as Seller may reasonably request to substantiate the fact that such threshold has been reached), and Seller's indemnifications under Sections
                                                             ---------
               12.1(a)(i), (ii) and (v) shall thereafter apply to cover all
               ------------------------
               amounts (including Attorneys' Fees and Costs) covered by such indemnifications, subject to the overall limitation specified in
               Section 12.10.
               -------------

     The provisions of this Section 12.1(c)(i) apply to Seller's indemnifications under Sections 12.1(a)(i), (ii), and (v) (Seller's
                            -------------------  ----      ---
     indemnifications under Sections 12.1(a)(iii) and (iv) are subject to
                            ---------------------     ----
     Sections 12.7(c) and 12.10).
     ----------------     -----

               (ii) Buyer is not entitled to any punitive, incidental, indirect, special or consequential damages resulting from or arising out of any Buyer Claims, including damages for lost revenues, income, profits or tax benefits, diminution in value of the Assets or any other damage or loss resulting from the disruption to or loss of operation of the Assets. The provisions of this Section 12.1(c)(ii) apply to all of Seller's
                        -------------------
     indemnification obligations under this Agreement.

     (d) Seller's indemnifications under this Agreement shall apply only if the Closing occurs.

     12.2 Indemnification by Buyer.
          ------------------------

          (a)  Seller Claims.  Except as otherwise specifically provided in or
               -------------
limited by Section 12.2(b) and Section 12.2(c), Buyer shall indemnify, defend
           ---------------     ---------------
and hold harmless the Seller Group from and against all damages, claims (including enforcement actions by any Governmental Authority), losses, liabilities and expenses (including Attorneys' Fees and Costs), which arise out of or relate to the following (each, a "Seller Claim" and collectively, "Seller
                                        ------------                     ------
Claims"):
------

               (i) any material breach or material inaccuracy of any of the representations or warranties made by Buyer in Sections 5.2 and 5.3 as to
                                                    ------------     ---
     which a Notice of Claim is received by Buyer prior to the third anniversary of the Closing Date. If any Seller Claim set forth in a Notice of Claim received by Buyer prior to the Closing Date's third anniversary is pending on the third anniversary of the Closing Date, that Seller

     Claim will continue to be subject to indemnification as provided in this
     Section 12.2.
     ------------

               (ii) any Third Party Claims for any (A) personal injury, property damage or fines or penalties (but only where the alleged personal injury or property damage or the action giving rise to such fine or penalty occurred on or after the Closing Date) resulting from or arising out of the ownership or operation of the Assets by or on behalf of Buyer on or after the Closing Date, and (B) alleged breach or default under the Assumed Contracts and Permits (1) occurring on or after the Closing Date, or (2) arising from the transfer contemplated by this Agreement of the Assumed Contracts and Permits, or any of them, in alleged violation of the terms of the Assumed Contracts and Permits, or any of them, but only if any such Assumed Contract and Permit requires consent for transfer, and Buyer has expressly notified Seller in writing that it desired to have such Assumed Contract and Permit transferred notwithstanding Seller's inability to obtain the necessary consent.

               (iii) any Third Party Claims: (A) resulting from or arising out of any Assumed Environmental Matters; or (B) for personal injury or property damage resulting from or arising out of any Federal Site to the extent the alleged personal injury or property damage occurred as a result of any Person (other than any member of the Seller Group) taking an action (including any disruption of the soil or groundwater or Personal Property and Facilities or changes in the use of the Assets that enhances the risks of human exposure to Environmental Contamination) after the Closing Date that increased the risk that a Third Party Claim would arise from such Federal Site.

               (iv) the failure, after the Closing Date, of Buyer to perform and pay or otherwise discharge when due the Assumed Environmental Matters, including any fines or penalties assessed by a Governmental Authority in connection with such Remediation or in connection with acts or omissions (other than by Seller and its agents) with respect to such a site after the Closing Date.

               (v) any loss or damages resulting from or arising out of the ownership or operation of the Assets on or after the Closing Date (other than the Third Party Claims described in Sections 12.1(a)(iii) and (iv)
                                              ---------------------     ----
     above, solely to the extent not limited by Sections 12.7(c) and 12.10).
                                                ----------------     -----

          (b)  Buyer Exceptions.  Seller Claims will not include (i) any
               ----------------
damages, claims, losses, liabilities and expenses for which Seller has agreed to provide indemnification pursuant to Section 12.1, (ii) the litigation described
                                    ------------
in Exhibit K, (iii) any sums or obligations owed to Chevron under the Unit Plan
   ---------
Contract, (iv) all matters covered by Seller's Remediation
obligations under Section 12.7(a) and 12.7(f) (subject to the limitations set
                  ---------------     -------
forth in Sections 12.7(c) and 12.10), or (v) any matters covered by the State
         ----------------     -----
Lands Indemnity Agreement.

          (c)  Buyer Limitations.  The Seller Group is not entitled to any
               -----------------
punitive, incidental, indirect, special or consequential damages resulting from or arising out of any Seller Claim, including damages for lost revenues, income, profits, diminution in the value of the Assets or any other damage or loss resulting from the disruption to or loss of operation of the Assets. The provisions of this Section 12.2(c) apply to all of Buyer's indemnification
                   ---------------
obligations under this Agreement.

          (d)  BUYER'S RELEASE OF SELLER.  BUYER, FOR ITSELF AND ON BEHALF OF
              -------------------------
BUYER GROUP, DOES HEREBY RELEASE, HOLD HARMLESS AND FOREVER DISCHARGE EACH MEMBER OF THE SELLER GROUP FROM AND AGAINST ANY AND ALL CLAIMS, DEMANDS, LIABILITIES (INCLUDING FINES AND CIVIL PENALTIES) OR CAUSES OF ACTION AT LAW OR IN EQUITY (INCLUDING ANY ACTIONS ARISING UNDER ENVIRONMENTAL LAWS), DESTRUCTION, LOSS OR DAMAGE OF ANY KIND OR CHARACTER, WHETHER KNOWN OR UNKNOWN, HIDDEN OR CONCEALED, TO THE PERSON OR PROPERTY OF ANY MEMBER OF THE BUYER GROUP RESULTING FROM OR ARISING OUT OF ANY ENVIRONMENTAL CONTAMINATION AT, ON, UNDER, IN OR ABOUT THE ASSETS, EXCEPT AS TO SELLER'S OBLIGATIONS UNDER SECTIONS 12.1(a)(ii),
                                                          --------------------
12.1(a)(iii), 12.1(a)(iv) and 12.7. BUYER HEREBY WAIVES ANY AND ALL RIGHTS AND
------------  -----------     ----
BENEFITS THAT IT NOW HAS, OR IN THE FUTURE MAY HAVE CONFERRED UPON IT BY VIRTUE OF THE PROVISIONS OF SECTION 1542 OF THE CIVIL CODE OF THE STATE OF CALIFORNIA OR ANY OTHER STATUTE OR COMMON LAW PRINCIPLES OF SIMILAR EFFECT, WHICH PROVIDE THAT A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN ITS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY IT MUST HAVE MATERIALLY AFFECTED ITS RELEASE.

IN THIS CONNECTION, BUYER HEREBY AGREES, REPRESENTS, AND WARRANTS THAT IT REALIZES AND ACKNOWLEDGES THAT FACTUAL MATTERS NOW UNKNOWN TO IT MAY HAVE GIVEN OR MAY HEREAFTER GIVE RISE TO CLAIMS THAT ARE PRESENTLY UNKNOWN, UNANTICIPATED AND UNSUSPECTED, AND IT FURTHER AGREES, REPRESENTS, AND WARRANTS THAT THIS RELEASE HAS BEEN NEGOTIATED AND AGREED UPON IN LIGHT OF THAT REALIZATION AND IT NEVERTHELESS HEREBY INTENDS TO RELEASE EACH MEMBER OF THE SELLER GROUP FROM THE CLAIMS, DEMANDS AND LIABILITIES DESCRIBED IN THE FIRST SENTENCE OF THIS SECTION
                                                                        -------
12.2(d).
-------

     Seller's Initials______        Buyer's Initials_______

     (e) Buyer's indemnifications under this Agreement shall apply only if the Closing occurs.

     12.3 Notice of Claim.  Subject to the terms of this Agreement and upon
          ---------------
obtaining Knowledge of a claim for which it is entitled to indemnity under this
Article 12, the Party seeking indemnification hereunder (the "Indemnitee") will
----------                                                    ----------
promptly notify the Party against whom indemnification is sought (the "Indemnitor") in writing of any damage, claim, loss, liability or expense which
-----------
the Indemnitee has determined has given or could give rise to a claim under
Section 12.1 or Section 12.2 (such written notice is referred to as a "Notice of
------------    ------------                                           ---------
Claim").  A Notice of Claim must specify, in reasonable detail, the facts known
-----
to the Indemnitee regarding the claim. Subject to the terms of this Agreement, the failure to provide (or timely provide) a Notice of Claim will not affect the Indemnitee's rights to indemnification, except as limited by the specific time frames set forth in Section 12.1 and Section 12.2; provided, however, the
                    ------------     ------------
Indemnitor is not obligated to indemnify the Indemnitee for the increased amount of any claim which would otherwise have been payable to the extent that the increase resulted from the failure to deliver timely a Notice of Claim.

     12.4 Defense of Third Party Claims.
          -----------------------------

          Subject to the authority contained in 28 U.S.C. Section 516, the Indemnitor will defend, in good faith and at its expense, any claim or demand set forth in a Notice of Claim relating to a Third Party Claim and the Indemnitee, at its expense, may participate in the defense. The Parties recognize that, under the terms of 28 U.S.C. Section 516, the United States Department of Justice ("DOJ") may elect to defend any Third Party Claim against
                        ---
Seller, even though Buyer is the Indemnitor. Should DOJ elect pursuant to 28 U.S.C. Section 516 to defend against a Third Party Claim for which Buyer is the Indemnitor and for which Buyer has previously reached a written agreement of settlement or compromise with the third party that conforms to the requirements contained in the last sentence of this Section 12.4, Buyer's
                                                    ------------
liability will be limited to the amount set forth in such written agreement of settlement or compromise. Should DOJ elect to defend against a Third Party Claim pursuant to 28 U.S.C. Section 516 for which Buyer is the Indemnitor and for which Buyer has not yet reached a written agreement of settlement or compromise, the DOJ shall vigorously defend such Third Party Claim and shall not settle, compromise or permit a default judgment with respect to such Third Party Claim without the prior written consent of Buyer. If Seller is the Indemnitor, Seller shall have the right either to directly conduct the defense of such matter, with counsel of its choice (which may include outside retained counsel), or require the Buyer to conduct such defense, at the cost of Seller (as Indemnitor), with counsel (and fees) approved by Seller in its sole discretion. If Seller (as Indemnitor) requires Buyer to conduct the defense at Seller's expense, Seller shall have exclusive control over the defense of the matter and exclusive authority, subject to the 15-day period referenced below, to settle or compromise such claims.

          The Indemnitee cannot settle or compromise any Third Party Claim so long as the Indemnitor is defending it in good faith in accordance with this
Article 12. Prior to abandoning, compromising or settling a Third Party Claim, the Indemnitor shall request the Indemnitee to agree to the abandonment of the contest of the Third Party Claim or to the payment, compromise or settlement by the Indemnitor of the asserted claim or demand. If the Indemnitee does not object in writing within fifteen (15) Business Days of the Indemnitor's request, the Indemnitor may proceed with the action stated in the request. If within that 15-day period the Indemnitee notifies the Indemnitor in writing that it has determined that the contest should be continued, the Indemnitor will be liable under this Article 12 only for an amount up to the amount which the third party
           ----------
to the contested Third Party Claim had agreed in writing in conformity with the last sentence of this Section 12.4 to accept in payment or compromise as of the
                      ------------
time the Indemnitor made its request. If the Indemnitor elects not to contest a Third Party Claim, the Indemnitee, at its expense, may undertake its defense, and the Indemnitor will be bound by the result obtained by the Indemnitee. Neither the Indemnitor nor the Indemnitee will, without the prior written consent of the other, settle any Third Party Claim or consent to the entry of any judgment with respect thereto which (i) does not provide for an unconditional written release of, or final resolution of, all liability of the Indemnitee in respect for such claim or (ii) places any obligations, other than cash payment obligations fully indemnified by the Indemnitor under this Agreement, on the Indemnitee or on or relating to the Assets or any of the Indemnitee's assets, operations or programs.

     12.5 Cooperation.  The Party defending the Third Party Claim shall (a)
          -----------
consult with the other Party throughout the pendency of the Third Party Claim regarding the investigation, defense, settlement, trial, appeal or other resolution of the Third Party Claim; and (b) afford the other Party the opportunity, at the other Party's expense, to be associated in the defense of the

Third Party Claim. The Parties shall cooperate in the defense of the Third Party Claim. The Party defending the Third Party Claim, after such good faith consultation with the other Party, will make the final decision as to the handing of the defense of the Third Party Claim. The Indemnitee shall make available to the Indemnitor or its representatives all records and other materials reasonably required by them for use in contesting any Third Party Claim (subject to obtaining an agreement to maintain the confidentiality of confidential or proprietary materials in a form reasonably acceptable to Indemnitor and Indemnitee). If requested by the Indemnitor, the Indemnitee will cooperate with the Indemnitor and its counsel in contesting any Third Party Claim that the Indemnitor elects to contest or, if appropriate, in making any counterclaim against the person asserting the claim or demand, or any cross-complaint against any Person. The Indemnitor shall reimburse the Indemnitee for any expenses incurred by Indemnitee in cooperating with or acting at the request of the Indemnitor.

     12.6 Mitigation and Limitation on Claims.  As used in this Agreement, the
          -----------------------------------
term "Indemnifiable Claim" means any Buyer Claims or Seller Claims.
      -------------------
Notwithstanding anything to the contrary contained herein:

          (a)  Reasonable Steps to Mitigate.  The Indemnitee shall take all
               ----------------------------
reasonable steps to mitigate all losses, damages and the like relating to any potentially Indemnifiable Claim, including availing itself of any defenses, limitations, rights of contribution, claims against third persons and other rights at law or equity to avoid to the extent practical potential increased loss to Indemnitor. Indemnitee will provide such evidence and documentation of the nature and extent of the Indemnifiable Claim as may be reasonably requested by the Indemnitor. The Indemnitee's reasonable steps include good faith consultation with the Indemnitor and the reasonable expenditure of money to mitigate or otherwise reduce or eliminate any loss or expense for which indemnification would otherwise be due under this Article 12, and the Indemnitor
                                                  ----------
will reimburse the Indemnitee for the Indemnitee's reasonable expenditures in undertaking the mitigation.

          (b)  Net of Benefits.  Any Indemnifiable Claim is limited to the
               ---------------
amount of actual damages sustained by the Indemnitee by reason of such breach or nonperformance, net of the dollar amount of any insurance proceeds receivable by the Indemnitee or any of its Affiliates with respect to the Indemnifiable Claim, irrespective of whether the insurance proceeds are actually received. No member of the Contract Operator Group shall be released under any provision of this Agreement from any liability to Buyer to the extent such member actually has insurance coverage with respect to such liability. Also, no indemnification of the Seller Group by Buyer under this Agreement shall apply to claims pursuant to any contract or permit in existence prior to Closing which is not an Assumed Contract or Permit at Closing.

     12.7 Environmental Liability.  Buyer acknowledges that most of the Elk
          -----------------------
Hills Lands have been operated as an oil and gas field on a unitized basis with Chevron and its predecessors for over fifty years. It is the intent of Buyer and Seller in this Section 12.7 to allocate responsibilities as between Seller
                   ------------
and Buyer for any Environmental Contamination at the Elk Hills Lands, whether located on land or Personal Property and Facilities currently owned by the United States or on previously unitized land or Personal Property and Facilities owned by Chevron.

          (a)  Seller's Responsibilities.
               -------------------------

               (i)  In implementation of Seller's indemnification of Buyer under

     Sections 12.1(a)(iii) and (iv) with respect to certain Environmental
     ---------------------     ----
     Contamination, Seller agrees to undertake, at its cost, but subject to the limitations set forth in Sections 12.7 and 12.10, Remediation of the
                              -------------     -----
     following (but only to the extent required by any Governmental Authority with jurisdiction over the Assets under Environmental Laws):

               (1)  On-going Remediation Sites.

               (2) Any Unknown Environmental Site identified in writing by Buyer to Seller within three (3) years after the Closing Date.

               (3) Any Known Environmental Matter, and any On-going Remediation Site or Unknown Environmental Site with respect to which Seller previously achieved Completion, that a Governmental Authority with jurisdiction over the Assets under Environmental Laws has determined, in a written notice to Seller or Buyer given within three (3) years after the Closing Date, needs additional Remediation; provided, however, Seller shall have no obligation under this Section 12.7(a)(i)(3) to perform any such additional
                          ---------------------
               Remediation to the extent that the need therefor was caused by or resulted from (x) actions or omissions of Persons (other than Seller or a Governmental Authority) occurring on or after the Closing Date, or (y) requirements of any new Environmental Laws (i.e., enacted or adopted after the Closing Date) or modifications to existing Environmental Laws on or after the Closing Date.

     Any such Remediation undertaken by or on behalf of Seller shall continue until such Remediation has reached Completion. The Unknown Environmental Sites covered by Section 12.7(a)(i)(2) and the sites covered by Section
                      ---------------------                          -------
     12.7(a)(i)(3) are sometimes referred to individually as an "Additional
     -------------                                               -----------
     Remediation Site" and collectively as "Additional
     ----------------                       ----------

     Remediation Sites".
     -----------------

               (ii)   Except as expressly provided in this Section 12.7(a) and
                                                           ---------------
     in Section 12.7(f), Seller has no obligation to undertake Remediation of
        ---------------
     any Environmental Contamination at the Elk Hills Lands, including Assumed Environmental Matters.

               (iii) Buyer shall notify Seller promptly in writing of any information received or discovered by Buyer, either before, on or after the Closing Date, regarding the presence or suspected presence of any Environmental Contamination at the Elk Hills Lands that Buyer believes to be an Unknown Environmental Site. Such notice must include any background reports, studies or investigative materials regarding such matter in Buyer's possession or control (other than matters covered by attorney-client privilege).

               (iv) Each Party shall notify the other promptly in writing of any information received or discovered by it, either before, on or after the Closing Date, regarding the need, or possible need, for additional Remediation work described in Section 12.7(a)(i)(3), or of any
                                   ---------------------
     investigations regarding the same by any Governmental Authority. Such notice must include any background reports, studies or investigative materials regarding such matter in the reporting Party's possession or control (other than matters covered by attorney-client privilege).

               (v) Notwithstanding any other provision of this Agreement, Seller's obligations under Sections 12.7(a) and 12.7(f) do not include
                                ----------------     -------
     Remediation of, or any other obligation with respect to, the following matters (1) asbestos or asbestos-containing materials in or on any Personal Property and Facilities, (2) polychlorinated biphenyls (PCBs) contained in any equipment or other Personal Property and Facilities, (3) any equipment, materials or Personal Property and Facilities affected by naturally occurring radioactive materials, (4) materials present at temporary storage areas on the Closing Date (provided the same were placed in such locations in the normal course of operations at the Elk Hills Lands and stored in compliance with all applicable Environmental Laws), and (5) supplies of hazardous or dangerous chemicals or materials customarily used by Seller in the operation and maintenance of the Assets and that are held for such use on the Closing Date and stored in compliance with all applicable Environmental Laws. As between Seller and Buyer, from and after the Closing Date, all obligations and liabilities with respect to the foregoing shall be the responsibility of Buyer, and the foregoing shall be included in Assumed Environmental Matters. Nothing is this Section 12.7(a)(v) is
                                                        ------------------
     intended to limit any obligations that Seller may have under Section
                                                                  --------
     12.1(a)(ii) with respect to Third Party Claims resulting from or arising
     -----------
     out of such substances.

          (b)  Buyer's Assumption of Certain Environmental Matters.
               ---------------------------------------------------

               (i) As between Seller and Buyer, Buyer hereby assumes responsibility for, and any liability arising out of, the following ("Assumed Environmental Matters"):
      -------------------------------

               (A) Any and all responsibility and liability that Seller may have with respect to Environmental Contamination located or originating on or at any United States Lands, or any Personal Property and Facilities on United States Lands, prior to the Closing Date, except to the extent Seller is
                                               ------
                    responsible under Sections 12.7(a) and 12.7(f) to perform
                                      ----------------     -------
                    Remediation with respect thereto or is responsible under
                    Section 12.1(a).
                    ---------------

               (B) Any and all responsibility and liability that Seller may have with respect to Environmental Contamination located or originating on or at any Chevron Lands, or any Personal Property and Facilities situated on Chevron Lands, prior to the Closing Date, except to the extent Seller is responsible
                                      ------
                    under Sections 12.7(a) and 12.7(f) to perform Remediation
                          ----------------     -------
                    with respect thereto or is responsible under Section
                                                                 -------
                    12.1(a).
                    -------
               (C) Any and all responsibility and liability that Seller may have with respect to the matters described in Section
                                                                  -------
                    12.7(a)(v) above.
                    ----------

               (D) Any Environmental Contamination introduced into, on or about the Assets, or the soil, groundwater or Personal Property and Facilities of the Assets, on or after the Closing Date, including any migration of such Environmental Contamination through soil or groundwater, or both.

     The responsibilities and liabilities assumed by Buyer include, without limitation, all obligations to perform Remediation with respect to the Assumed Environmental Matters.

               (ii) To the extent Buyer performs Remediation with respect to an Assumed Environmental Matter that is required by a Governmental Authority with jurisdiction over the Assets under Environmental Laws, Seller shall assign to Buyer any rights that Seller may have to reimbursement or cost-sharing with respect to such Remediation from any Person that is not a department, agency or instrumentality of

     Seller.

          (c)  Financial Limitations.
               ---------------------

               (i) Notwithstanding any other provision of this Agreement to the contrary, Seller's indemnification obligation under Sections 12.1(a)(iii)
                                                         ---------------------
     and (iv) and Seller's obligation to perform Remediation of Additional
         ----
     Remediation Sites is limited as follows:

               (1) If the cost to perform Remediation of an individual Additional Remediation Site under Section 12.7(a)(i) would be
                                                 ------------------
               less than $25,000, then Buyer shall be responsible, at its sole cost, to perform the Remediation thereof and Seller will have no obligation with respect thereto.

               (2) Buyer shall perform and pay for the first $10,000,000 in Remediation costs incurred or accrued with respect to Additional Remediation Sites. Any Remediation costs that Buyer incurred or accrued with respect to Additional Remediation Sites covered by clause (1) above will not be included in the calculation of such $10,000,000 threshold, and Seller has no obligation to reimburse Buyer with respect thereto. Buyer shall promptly advise Seller in writing when such $10,000,000 threshold has been incurred or accrued by Buyer (and shall provide Seller with such data as Seller may reasonably request to substantiate the fact that such threshold has been reached), and Seller thereafter shall perform and pay for any additional Remediation of Additional Remediation Site(s) under Section 12.7(a)(i), subject to the overall
                             ------------------
               limitation specified in Section 12.10.
                                       -------------

     The limitations in this Section 12.7(c)(i) do not apply to Seller's
                             ------------------
     Remediation obligations with respect to On-going Remediation Sites and Federal Sites.

               (ii) Seller's obligations under this Section 12.7 encompass only
                                                    ------------
     Remediation costs and do not include any punitive, incidental, indirect, special or consequential damages suffered by the Buyer Group, including damages for lost revenues, income, profits or tax benefits, diminution in value of the Assets or any other damage or loss resulting from the disruption to or loss of operation of the Assets.

          (d)  Seller's Remediation.  Seller's agreement under Section
               --------------------                            -------
12.7(a)(i) to undertake certain Remediation is subject to the following:
----------

               (i) Seller agrees that from and after the date it executes this Agreement, before proposing any new work plan for Remediation to a Governmental Authority, Seller will provide Buyer with a copy of the work plan. The work plan will set forth the type and nature of the Remediation and the specific locations where the Remediation will be conducted. Seller will consult in good faith with Buyer regarding the nature, technical remediation approach, scope, and cleanup objectives for any Remediation, and the proposed placement of Seller's equipment, that is commenced after the date Buyer executes this Agreement; provided, however, Seller reserves
                                             -----------------
     the exclusive right to negotiate and enter into agreements with any Person regarding the nature, technical remediation approach, scope, cleanup objectives or any other aspect of any Remediation undertaken by Seller.

               (ii) Seller will use reasonable efforts to obtain written evidence of such Governmental Authority's approval of its work plan and, if and when obtained, will provide Buyer with such evidence.

               (iii) Seller will use reasonable efforts to inform Buyer orally at least 24 hours in advance of all material actions to be taken on the Assets, which notice may be in the form of a periodic schedule of activities. No notice will be required for any action taken in connection with an emergency.

               (iv) Buyer understands that the Remediation may interfere with the use of the Assets after the Closing Date. Seller will, to the extent reasonably practicable and consistent with sound remediation practices, undertake the Remediation in a manner that will not unreasonably disrupt on-going oil field operations on the Assets. All Remediation work will be done in a good and workmanlike manner and in compliance with Environmental Laws.

               (v) After Completion of any Remediation, Seller will make reasonable efforts to restore the surface to a condition substantially similar to that existing at the time immediately prior to any such Remediation, provided that no Person (other than the Seller's representatives) has taken actions at the Assets so as to make such restoration impracticable or not commercially reasonable under the circumstances.

               (vi) Upon achieving Completion with respect to an On-going Remediation Site or an Unknown Environmental Site, Seller will provide to Buyer evidence of such Completion, which site will then become an Assumed Environmental Matter (subject to any further obligations that Seller may have with respect thereto under Section 12.7(a)(i)(3)).
                                     ---------------------

          (e)  Buyer's Responsibilities.
               -------------------------

               (i) In addition to any other licenses or easements granted by Buyer or retained by Seller, Buyer hereby grants Seller a non-exclusive license to enter upon the Assets for the purpose of conducting Remediation of the Additional Remediation Sites, Federal Sites and On-going Remediation Sites, subject to the terms and conditions of this Agreement. Buyer agrees that, if Seller requests, it will execute a license agreement, in form and substance reasonably satisfactory to Seller and Buyer, granting Seller the rights set forth in Sections 12.7(d) and 12.7(e). Buyer agrees to
                         ----------------     -------
     cooperate with Seller's Remediation, assist Seller in obtaining access to the Assets, and to Chevron Lands if necessary for the implementation of the Remediation work, and cooperate with Seller in its negotiations with any Governmental Authority with respect to the Remediation, provided that, except as otherwise provided in this Agreement, Buyer is not required to make any payments in connection with such cooperation or agree to any restrictions on the use or operation of the Assets, other than temporary restrictions during performance of Remediation and restrictions with respect to Federal Sites as set forth in Section 12.7(e)(vii) and
                                              --------------------
     (regardless of whether such site is an Open Federal Site) Section
                                                               -------
     12.7(f)(iii).  Buyer agrees that it will comply, and will cause other
     ------------
     persons at the Assets to comply, with the reasonable requirements, directives, instructions, or plans issued by Seller for the purpose of protecting the health and safety of persons on the Assets during Remediation activities conducted on or in the vicinity of the Assets.

               (ii) Buyer acknowledges that Seller will have sole responsibility for undertaking the Remediation of the Additional Remediation Sites (subject to the limitations set forth in Sections 12.7(c)
                                                                ----------------
     and 12.10), Federal Sites and On-going Remediation Sites and Buyer will
         -----
     not, (1) without Seller's prior written consent, which will not be unreasonably withheld, initiate or permit the initiation of any Remediation of any Additional Remediation Sites, Federal Sites or On-going Remediation Sites, or (2) without prior written notice to Seller, submit, or cause to be submitted, orally or in writing, any information or comments to any Governmental Authority concerning Additional Remediation Sites, Federal Sites or On-going Remediation Sites or any Remediation thereof (other than documents or information routinely and customarily submitted to such Governmental Authority), unless in the reasonable judgment of Buyer such actions are required to protect the immediate health and safety of individuals in the vicinity of the Assets or unless required by Environmental Laws.

               (iii) Buyer will not relocate, disturb or interfere with, or permit the relocation, disturbance, or interference with, the equipment used by Seller for any Remediation. Upon written request from Buyer, Seller will relocate such equipment to accommodate Buyer's operations of the Assets, to the extent such relocation can be accomplished without increasing Remediation costs or materially delaying or disrupting Remediation.

               (iv) Buyer will make reasonable efforts to avoid taking any action, and to prevent other Persons (other than Seller) from taking any action, that could reasonably be expected to materially: (1) increase the cost of Remediation of any Additional Remediation Site, Federal Site or On-going Remediation Site; (2) increase the risk of human exposure to Environmental Contamination or otherwise impair the present and future human health, safety or the environment at any Additional Remediation Site, Federal Site or On-going Remediation Site; or (3) other than notices to Governmental Authorities made in compliance with Section 12.7(e)(ii)
                                                      -------------------
     increase the risk that a Third Party Claim with respect to any Additional Remediation Site, Federal Site, On-going Remediation Site, or the Remediation thereof, could arise.

               (v) Until such time as Completion has been achieved with respect to an Additional Remediation Site, Federal Site or a On-going Remediation Site, Seller and Buyer will, upon the written request of the other Party, provide to the requesting Party copies of all material reports, correspondence, notices and communications regarding any Additional Remediation Site, Federal Site or On-going Remediation Site or the Remediation thereof sent to or received from any Governmental Authority with jurisdiction under Environmental Laws over such Remediation.

               (vi) Buyer will assign to Seller any and all right, claim or interest which Buyer may have to payment or reimbursement by any Person in connection with the Remediation of any Additional Remediation Site, Federal Site or On-going Remediation Site with respect to which Seller, at its cost, is obligated to obtain Completion.

               (vii) Buyer agrees that it will not develop the Federal Sites or any portion thereof for use as a permanent or temporary lodging (including hotels, motels, and the like), hospital or other health-care facility, school, day care center for children, park, playground or other use that:
     (1) could cause a Governmental Authority with jurisdiction over the Assets under Environmental Laws to require more extensive or additional Remediation of any Environmental Contamination existing prior to the Closing Date than the Remediation appropriate for the Assets under its current use; or (2) could materially enhance the risks of human exposure to Environmental Contamination or otherwise materially impair the present and future human health, safety or the environment. Buyer agrees that, at Closing, it will execute a Declaration of Covenants, Conditions and Environmental Restrictions, in form and substance reasonably satisfactory to Seller (the "Declaration"),
                                                                -----------
     which Declaration may be recorded by Seller in the Official Records of the Kern County Recorder. The Declaration will (among other things): (i) provide a legal description of the Federal Sites; (ii) include the covenants set forth above; (iii) provide that each of Buyer's covenants relates to the use of land and is reasonably necessary to protect present and future human health, safety and the environment as a result of the presence on the Assets of Environmental Contamination; (iv) provide that the Declaration binds Buyer and the successive owners of the Assets for the benefit of Seller; and (v) provide that Buyer will indemnify, defend and hold harmless Seller from and against all damages, claims, losses, liabilities and expenses (including Attorneys' Fees and Costs), which arise out of or relate to any breach of the Declaration. Buyer may seek removal of a portion of the Federal Sites from the requirements of this paragraph (and the Declaration) by submitting to Seller information demonstrating to Seller's reasonable satisfaction that the restrictions on such portion no longer are reasonably necessary to address the concerns listed in clauses
     (1) and (2) of the first sentence of this paragraph. Seller agrees not to unreasonably withhold or delay its consent to such a request, which consent may be conditioned upon a receipt from a financially responsible Party of indemnification of Seller against any liabilities that many arise as a result of such consent.

               (viii) Buyer agrees to reimburse Seller for any loss, damages, cost or expense incurred by Seller in connection with Additional Remediation Sites, Federal Sites and On-going Remediation Sites to the extent such loss, damage, cost or expense results from or arises out of the exacerbation of an Additional Remediation Site, Federal Site or a On-going Remediation Site due to any acts or omissions on or after the Closing Date of the Buyer Group, including any disruption, extraction, excavation, removal, or disposal of any soil or groundwater or both at the Assets by any Person other than Seller or its agents (which shall not include Chevron).

          (f)  Federal Sites.
               -------------


               (i) Notwithstanding any other provision in this Agreement to the contrary, to the extent expressly required by 42 U.S.C.
     9620(h)(3)(A)(ii)(II), as between Seller and Buyer, Seller shall be responsible, subject to appropriation of funds by Congress, for taking at Seller's cost the remedial action necessary to protect human health and the environment with respect to Federal Sites. If Buyer discovers an

     Unknown Environmental Site on the United States Lands that it believes constitutes a Federal Site, Buyer promptly shall notify Seller in writing of such belief and the reasons therefor, including any legal analysis, background reports, studies or investigative materials regarding such matter in Buyer's possession or control (other than matters covered by the attorney-client privilege). If Seller and Buyer do not agree that the Unknown Environmental Site constitutes a Federal Site, then either Party may submit the matter for resolution under the alternative dispute resolution provisions in Section 14.16. To the extent that any such site
                              -------------
     is determined to be a Federal Site, it shall be treated in the same manner as the Federal Sites listed on Exhibit C, and if a Governmental Authority
                                    ---------
     with jurisdiction over the Federal Site under Environmental Laws at any time requires further Remediation after such site has reached Completion, Seller's responsibilities shall include the further Remediation work required by such Governmental Authority, subject to appropriation of funds by Congress.

               (ii) Seller and Buyer agree for all purposes of this Agreement that the sites listed on Exhibit C attached hereto constitute all of the
                              ---------
     known Federal Sites as of the date of this Agreement and that none of the Known Environmental Matters are located on or constitute a Federal Site.

               (iii) Remediation of the Federal Sites listed as items number 1 and 2 on Exhibit C has not reached Completion as of the date of this
              ---------
     Agreement ("Open Federal Sites").  If and to the extent that such
                 ------------------
     Remediation has not reached Completion by the Closing Date, Seller reserves the right to impose restrictions on the use of the portion of the Property affected by the then-remaining Open Federal Sites to ensure the protection of human health and the environment and to ensure that all remedial investigations, response actions, and oversight activities of Seller in connection with Remediation of such sites will be completed. Such restrictions, and the Remediation actions and schedule applicable to the Open Federal Sites, may be established pursuant to the procedures specified in 42 U.S.C. 9620(h)(3)(C) and incorporated in an addendum to this Agreement and a provision in the Deed. Seller agrees to consult with Buyer, and to consider any suggestions that Buyer may have, regarding all such matters.

               (iv)   Exhibit C hereto contains the notice required by 42 U.S.C.
                      ---------
     9620(h)(1) with respect to Federal Sites.

     12.8  Express Negligence.  THE INDEMNIFICATION, RELEASE AND ASSUMPTION
           ------------------
PROVISIONS PROVIDED FOR IN THIS AGREEMENT SHALL BE APPLICABLE WHETHER OR NOT THE LOSSES, COSTS, EXPENSES AND DAMAGES IN QUESTION AROSE SOLELY OR IN PART FROM THE ACTIVE, PASSIVE OR CONCURRENT NEGLIGENCE, OR OTHER FAULT OF ANY INDEMNIFIED PARTY. THE PARTIES ACKNOWLEDGE THAT THIS STATEMENT COMPLIES WITH THE EXPRESS NEGLIGENCE RULE AND IS CONSPICUOUS.

     12.9  No Waiver. Seller retains all rights reserved to Seller (or its
           ---------
Department of Justice) under 28 U.S.C. Section 516 and nothing contained in this
Article 12 is intended to limit or otherwise modify any rights Seller may have
----------
pursuant to 28 U.S.C. Section 516.

     12.10 Seller's Overall Limitation.  Seller's obligations to indemnify
           ---------------------------
Buyer under this Agreement, including Section 12.1(a), Section 11.1 and Section
                                      ---------------  ------------     -------
13.6, including Attorneys' Fees and Costs, and to perform and pay for
----
Remediation of Additional Remediation Sites under Section 12.7(a)(i) shall
                                                  ------------------
terminate when Seller has expended in the aggregate under all such provisions of this Agreement (except expenditures for Seller's performance of Remediation of On-going Remediation Sites and Federal Sites) an amount equal to ten percent (10%) of the Base Purchase Price in connection with such indemnification and Remediation obligations. Seller shall promptly advise Buyer in writing when such 10% threshold has been reached (and shall provide Buyer with such data as Buyer may reasonably request to substantiate the fact that such threshold has been reached). As between Seller and Buyer, Buyer shall be solely responsible for performing and paying for all matters that otherwise would have been covered by Seller's indemnifications under this Agreement and for all Remediation with respect to Additional Remediation Sites pursuant to Section 12.7(a)(i) once
                                                    ------------------
Seller has reached such overall limitation.  Nothing contained in this Section
                                                                       -------
12.10 is intended to limit any indemnification obligations Seller may have
-----
pursuant to the terms of the State Lands Indemnity Agreement.

     12.11 Survival.  The provisions of this Article 12 survive the Closing.
           --------                          ----------


                                  ARTICLE 13
                TERMINATION, DEFAULT AND REMEDIES; RISK OF LOSS
                -----------------------------------------------

     13.1  Right of Termination.  This Agreement and the transactions
           --------------------
contemplated herein may be terminated:

          (a) after September 30, 1998, by Seller, at Seller's option, if the Closing has not occurred and any of the conditions set forth in Article 8 have
                                                                ---------
not been satisfied as provided
therein through no fault of Seller and not waived by Seller;

          (b) after September 30, 1998, by Buyer, at Buyer's option, if the Closing has not occurred and any of the conditions set forth in Article 7 have
                                                                ---------
not been satisfied as provided therein through no fault of Buyer and not waived by Buyer;

          (c) by Seller, if Buyer breaches or defaults in its obligations under this Agreement, and such breach or default is not cured within ten (10) Business Days after Buyer's receipt of written notice thereof;

          (d) by Buyer, if Seller breaches or defaults in its obligations under this Agreement, and such breach or default is not cured within ten (10) Business Days after Seller's receipt of written notice thereof; or

          (e) by written agreement executed by Seller and Buyer.

     13.2 Effect of Termination.  If this Agreement is terminated as provided in
          ---------------------
this Article 13, (i) the terminating Party will have no liability to the non-
     ----------
terminating Party other than as set forth in this Article 13, and (ii) Buyer and
                                                  ----------
Seller will each be entitled to the benefit of any obligations, covenants and indemnities under this Agreement or the Non-Collusion Agreement that expressly survive the termination of this Agreement.

     13.3 Seller's Remedies for Breach.  If the purchase of the Assets is not
          ----------------------------
consummated in accordance with this Agreement by the Closing Date for any reason other than Seller's default or a failure of the conditions precedent set forth in Article 7 and Article 8 that has not been waived (and the failure of any such
   ---------     ---------
condition is not the result of Seller's willful act or failure to act), then Seller may retain the Liquidated Damages Amount, as liquidated damages, as its
sole remedy by drawing upon the full amount of the Letter of Credit.   Seller
will have no other remedy, whether at law or in equity, for the failure to close
by Buyer hereunder.   THE PARTIES HERETO EXPRESSLY AGREE AND ACKNOWLEDGE THAT
SELLER'S ACTUAL DAMAGES IN THE EVENT OF A DEFAULT BY BUYER WOULD BE EXTREMELY DIFFICULT OR IMPRACTICABLE TO ASCERTAIN AND THAT THE LIQUIDATED DAMAGES AMOUNT REPRESENTS THE PARTIES' REASONABLE ESTIMATE OF SUCH DAMAGES. THE PAYMENT OF SUCH AMOUNT AS LIQUIDATED DAMAGES IS NOT INTENDED AS A FORFEITURE OR PENALTY WITHIN THE MEANING OF LAWS SUCH AS CALIFORNIA CIVIL CODE SECTIONS 3275 OR 3369, BUT IS INTENDED TO CONSTITUTE LIQUIDATED DAMAGES TO SELLER. NOTWITHSTANDING ANYTHING TO THE CONTRARY CONTAINED IN THIS SECTION 13.3, SELLER AND BUYER AGREE THAT IF THE
                               ------------
CLOSING

OCCURS, THIS LIQUIDATED DAMAGES PROVISION IS NOT INTENDED AND SHOULD NOT BE DEEMED OR CONSTRUED TO LIMIT IN ANY WAY BUYER'S INDEMNITY OBLIGATIONS CONTAINED IN THIS AGREEMENT. THIS SECTION 13.3 DOES NOT LIMIT ANY RIGHT THAT SELLER HAS
                         ------------
TO RECEIVE REIMBURSEMENT OF ITS ATTORNEYS' FEES AND COSTS IN CONNECTION WITH A DEFAULT BY BUYER HEREUNDER.

SELLER'S Initials ______                       BUYER's Initials ______

     13.4 Buyer's Remedies for Breach.  If the purchase of the Assets is not
          ---------------------------
consummated in accordance with this Agreement by the Closing Date for any reason other than Buyer's default or a failure of the conditions precedent set forth in
Article 7 and Article 8 that has not been waived (and the failure of any such
---------     ---------
condition is not the result of Buyer's willful act or failure to act), then Buyer, at its sole option, may terminate this Agreement. If Buyer terminates this Agreement as provided in this Section 13.4, Seller shall return the Letter
                                   ------------
of Credit to Buyer and Buyer's sole and exclusive remedy shall be to receive a return from Seller of the Letter of Credit, all other remedies being expressly waived by Buyer, except that this Section 13.4 shall not be deemed to limit any
                                  ------------
right that Buyer may have to receive reimbursement of Attorneys' Fees and Costs in connection with a default by Seller hereunder.

     13.5 Return of Documentation and Confidentiality.  Upon termination of this
          -------------------------------------------
Agreement, Buyer shall return to Seller all Confidential Information and evaluation material, including title, engineering, geological and geophysical data, reports and maps and other information furnished by Seller to Buyer. In that event, the provisions of Section 6.4 and the Non-Collusion Agreement shall
                              -----------
continue in full force and effect.

     13.6 Risk of Loss.
          ------------

          (a) If after the Effective Date but prior to the Closing Date the Assets or any portion thereof are damaged or destroyed as the result of any event other than that described in Section 13.6(b) below, Buyer shall have no
                                   ---------------
right to terminate this Agreement or the purchase and sale contemplated hereby, to an adjustment to the purchase price to be paid by Buyer hereunder, or to a delay in the Closing Date, it being acknowledged and agreed that the risk of loss from such events causing damage or destruction shall be deemed to have shifted to Buyer on the Effective Date.

          (b) If after the Effective Date but prior to the Closing Date the Assets or any portion thereof are materially damaged or destroyed as the direct result of the actions of Seller or its agents (including the Contract Operator), Seller shall promptly prepare an estimate of the cost to repair or restore such material damage or destruction and provide the same to Buyer. Seller shall, along with such estimate, advise whether Seller elects to (1) cause the Assets affected by such damage or destruction to be repaired or restored, at Seller's sole cost, as soon as reasonably possible (which work may extend after the Closing Date), (2) indemnify Buyer against any costs or expenses that Buyer reasonably incurs to repair or restore the portion of the Assets affected by such damage or destruction, (3) reduce the Base Purchase Price by the amount of Seller's estimate of the cost to repair or restore such damage or destruction, or (4) not take any action with respect to such damage or destruction.

               (i)  If Seller elects options (1) or (2) listed in this Section
                                                                       -------
     13.6(b), the purchase and sale contemplated hereby shall proceed on the
     -------
     terms of this Agreement except that at Closing, Seller shall deliver a document, in form reasonably acceptable to Seller and Buyer, in which Seller agrees to take the action, or provide the indemnification, specified by Seller. If Seller elects option (3), the purchase and sale contemplated hereby shall proceed on the terms of this Agreement, except that the Base Purchase Price shall be reduced by the amount of Seller's estimate to repair or restore such damage or destruction (if Buyer objects to Seller's estimate, then the issue shall be referred to alternative dispute resolution under Section 14.16, and if not resolved by the Scheduled
                      -------------
     Closing Date, the Closing shall occur as scheduled using Seller's estimate to make the adjustment to the Base Purchase Price, with any additional adjustment resulting from alternative dispute resolution to be made as part of the post-closing adjustments under Section 10.2 above).
                                           ------------

               (ii) If Seller elects option (4) under this Section 13.6(b), then
                                                           ---------------
     Buyer shall by written notice to Seller given within ten (10) days after receipt of Seller's notice under Section 13.6(b) elect either to (A) accept
                                      ---------------
     the Assets in their then condition with such damage or destruction and close the purchase and sale contemplated hereby without any modification to the terms of this Agreement (and without any claim against Seller or its agents with respect to such damage or destruction, except that Seller will assign to Buyer any rights it has to any insurance proceeds with respect to such damage or destruction), or (B) terminate this Agreement, in which event this Agreement shall automatically terminate and neither Seller nor Buyer shall have any further obligations or liabilities to each other with respect to this transaction (other than under the provisions of this Agreement, the Non-Collusion Agreement and any other document between Seller and Buyer that specifically provide that they survive termination of this Agreement), and Seller shall return the Letter of Credit to Buyer. Failure by Buyer to respond within such 10-day period shall be Buyer's election to proceed under option (A) and close the purchase and sale contemplated hereby on the terms of this Agreement.

          (c) For the purposes of this Section 13.6, with respect to each event
                                       ------------
causing damage to or destruction of the Assets (or any portion thereof), such damage or destruction will be "material" only if the reasonably estimated cost to repair or restore the damage or destruction caused by such event exceeds one-half of one percent (0.5%) of the Base Purchase Price. In addition, for the purposes of this Section 13.6, "repair or restore" means only that work
                 ------------
necessary to remove debris and to repair or restore the damaged or destroyed portions of the Assets to their condition immediately prior to the casualty event, and "damage or destruction" does not include ordinary wear and tear.

          (d) If any non-material damage or destruction of the Assets (or any portion thereof) occurs between the Effective Date and the Closing Date as the direct result of the actions of Seller or its agents, Seller shall have no obligation to restore or repair such damage or destruction, but at Closing, Seller shall assign to Buyer any rights it has to any insurance proceeds with respect to such damage or destruction.

          (e) Seller shall give Buyer notice of any material damage to or destruction of the Assets (or any portion thereof) occurring after the Effective Date promptly upon Seller obtaining Knowledge thereof.


                                  ARTICLE 14
                                 MISCELLANEOUS
                                 -------------

     14.1 Exhibits.  All of the Exhibits referred to in this Agreement are
          --------
hereby incorporated in this Agreement by reference and constitute a part of this Agreement. Each Party to this Agreement has received a complete set of Exhibits prior to and as of the execution of this Agreement.

     14.2 Taxes and Expenses.
          ------------------

          (a) Except as otherwise specifically provided, all fees, costs and expenses incurred by Buyer or Seller in negotiating this Agreement and the Option Agreement or in consummating the transactions contemplated thereby shall be paid by the Party incurring the same, including legal and accounting fees, costs and expenses. Buyer shall bear all filing and recording fees and expenses and transfer taxes in connection with the filing and recording of the Deed or other instruments required to convey title to the Assets to Buyer, and any fees of Title Company acting in its capacity as escrow holder of the Deed or any other documents. In no event is Seller required to pay any filing and recording fees and expenses and transfer taxes in connection with the filing and recording of the Deed or other instruments required to convey title to the Assets to Buyer, or any fees of Title Company acting in its capacity as escrow holder of the Deed or any other documents.

          (b) Buyer shall assume responsibility for, and shall bear and pay, all of its respective federal income taxes, state income taxes, and other similar taxes (including any applicable interest or penalties), if any, incurred or imposed with respect to the transaction described in this Agreement. Buyer shall assume responsibility for, and shall bear and pay all ad valorem, sales, use, property, severance, production, excise, and similar taxes and assessments based upon or measured by the ownership of the Assets, the production of hydrocarbons, or the receipt of proceeds therefrom assessed against Seller, the Assets and/or Buyer by any taxing or assessing authority for any period that begins on or after the Effective Date, including any such matters assessed against the Assets and/or Buyer as the result of any income, production or proceeds that Buyer may be deemed to have received as a result of the Effective Date Adjustment, provided that Buyer is not required to pay any taxes or assessments already reflected in the Effective Date Adjustment.

     14.3 Assignment and Guarantee.  This Agreement may not be assigned by Buyer
          ------------------------
without the prior written consent of Seller and any purported assignment without consent shall be void, however, Buyer may assign its rights under this Agreement to a direct or indirect wholly-owned Affiliate with written notice to, but without the consent of, Seller. Unless otherwise expressly agreed to by Seller in writing, any assignment of any rights hereunder by Buyer, including any assignment to a wholly-owned Affiliate pursuant to the immediately preceding sentence, shall not relieve Buyer of any obligations and responsibilities hereunder. A default by an assignee of Buyer in the performance of its obligations under this Agreement automatically constitutes a default by Buyer hereunder without further action by Seller. Buyer is primarily liable for, and does hereby unconditionally and irrevocably guarantee to Seller the full and prompt satisfaction and performance of the obligations and responsibilities hereunder by any assignee.

     14.4 Preparation of Agreement.  In the event of any ambiguity in this
          ------------------------
Agreement, no presumption shall arise based on the identity of the drafter of this Agreement.

     14.5 Publicity.  Buyer shall consult with Seller with regard to all press
          ---------
releases or other public or private announcements issued or made at or prior to the Closing Date concerning this Agreement or the transaction contemplated herein, and, except as may be required by applicable laws or the applicable rules and regulations of any Governmental Authority or stock exchange in the opinion of Buyer's legal counsel, Buyer shall not issue any such press release or other publicity without prior written notice to and consultation with Seller.

     14.6 Notices.  All notices and communications required or permitted to be
          -------
given hereunder shall be in writing and shall be delivered personally, or sent by overnight courier, or mailed by U.S. Express Mail, or sent by facsimile transmission (provided any such facsimile transmission is confirmed by written confirmation), addressed to the appropriate Party at the address for such Party shown below or at such other address as such party shall have theretofore designated by written notice delivered to the Party giving such notice:

          (a)  If to Seller:
               ------------

               U.S. Department of Energy
               1000 Independence Avenue, S.W.
               Washington, D.C. 20585
               Attention: Assistant Secretary for Fossil Energy
               Telecopy:  (202) 586-7847
               Telephone: (202) 586-6600

               and
               ---

               U.S. Department of Energy
               Office of General Counsel
               1000 Independent Avenue SW, Room 6B190
               Washington, D.C. 20585
               Attention: Mary Egger, Esq.
               Telecopy:  (202) 586-0325
               Telephone: (202) 586-2440

               copy to:
               -------

               O'Melveny & Myers LLP
               400 South Hope Street
               Los Angeles, CA  90071-2899
               Attention: Gregory B. Thorpe, Esq.
               Telecopy:  (213) 669-6407
               Telephone: (213) 669-6000

          (b)  If to Buyer:
               -----------

               Occidental Petroleum Corporation
               10889 Wilshire Boulevard
               Los Angeles, California 90024
               Attention: Mr. Stephen I. Chazen
               Telecopy:  (310) 443-6812
               Telephone: (310) 208-8800

               and
               ---

               Occidental Petroleum Corporation
               10889 Wilshire Boulevard
               Los Angeles, California 90024
               Attention: Donald P. de Brier, Esq.
               Telecopy:  (310) 443-6195
               Telephone: (310) 208-8800


               copy to:
               -------

               Baker & Botts, L.L.P.
               910 Louisiana Street
               Houston, Texas 77002
               Attention: David F. Asmus, Esq.
               Telecopy:  (713) 229-1522
               Telephone: (713) 229-1234

     Any notice given in accordance herewith shall be deemed to have been given
(i) when delivered to the addressee in person, if by personal service, (ii) on the date of confirmed dispatch, if by facsimile transmission, or (iii) five (5) days after being placed in the U.S. Mail, if mailed. The Parties hereto may change the address, telephone numbers, and facsimile numbers to which such communications are to be addressed by giving written notice in the manner provided in this Section 14.6.
                 ------------

     14.7 Entire Agreement; Conflicts.  THIS AGREEMENT (INCLUDING THE EXHIBITS
          ---------------------------
HERETO), THE OPTION AGREEMENT AND THE NON-COLLUSION AGREEMENT COLLECTIVELY CONSTITUTE THE ENTIRE AGREEMENT BETWEEN SELLER AND BUYER PERTAINING TO THE SUBJECT MATTER HEREOF AND SUPERSEDE ALL PRIOR AGREEMENTS, UNDERSTANDINGS, NEGOTIATIONS, AND DISCUSSIONS, WHETHER ORAL OR WRITTEN, OF THE PARTIES PERTAINING TO THE SUBJECT MATTER HEREOF. THERE ARE NO WARRANTIES, REPRESENTATIONS, OR OTHER AGREEMENTS AMONG THE PARTIES RELATING TO THE SUBJECT MATTER HEREOF EXCEPT AS SPECIFICALLY SET FORTH IN THIS AGREEMENT, THE OPTION AGREEMENT AND IN THE NON-COLLUSION AGREEMENT, AND NEITHER SELLER NOR BUYER SHALL BE BOUND BY OR LIABLE FOR ANY ALLEGED REPRESENTATION, PROMISE, INDUCEMENT, OR STATEMENTS OF INTENTION NOT SO SET FORTH. IN THE EVENT OF A CONFLICT BETWEEN THE TERMS AND PROVISIONS OF THIS AGREEMENT AND THE TERMS AND PROVISIONS OF ANY EXHIBIT HERETO, THE TERMS AND PROVISIONS OF THIS AGREEMENT SHALL GOVERN AND CONTROL; PROVIDED, HOWEVER, THE INCLUSION IN ANY OF THE EXHIBITS HERETO OF TERMS
         --------
AND PROVISIONS NOT SPECIFICALLY ADDRESSED IN THIS AGREEMENT SHALL NOT BE DEEMED A CONFLICT, AND SUCH ADDITIONAL PROVISIONS SHALL BE GIVEN FULL FORCE AND EFFECT, SUBJECT TO THE PROVISIONS OF THIS SECTION 14.7.
                                  ------------

     14.8 Parties in Interest.  Subject to the restriction on assignment set
          -------------------
forth in Section 14.3, the terms and provisions of this Agreement shall be
         ------------
binding upon and inure to the benefit of Seller and Buyer and their respective legal representatives, successors, and assigns. No other person shall have any right, benefit, priority, or interest hereunder or as a result hereof or have standing to require satisfaction of the provisions hereof in accordance with their terms.

     14.9 Amendment.  This Agreement may be amended only by an instrument in
          ---------
writing executed by the Parties hereto.

     14.10  Waiver; Rights Cumulative.  Any of the terms, covenants,
            -------------------------
representations, warranties, or conditions hereof may be waived only by a written instrument executed by or on behalf of the Party hereto waiving compliance. No course of dealing on the part of Seller or Buyer, or as applicable their respective directors, officers, employees, agents, or representatives, nor any failure by Seller or Buyer to exercise any of its rights under this Agreement shall operate as a waiver thereof or affect in any way the right of such Party at a later time to enforce the performance of such provision. No waiver by any Party of any condition, or any breach of any term, covenant, representation, or warranty contained in this Agreement, in any one or more instances, shall be deemed to be or construed as a further or continuing waiver of any such condition or breach, or a waiver of any other condition or of any breach of any other term, covenant, representation, or warranty. The rights of Seller and Buyer under this Agreement shall be cumulative, and the exercise or partial exercise of any such right shall not preclude the exercise of any other right.

     14.11  Governing Law; Forum.  THIS AGREEMENT AND THE LEGAL RELATIONS AMONG
            --------------------
THE PARTIES SHALL BE GOVERNED AND CONSTRUED IN ACCORDANCE WITH UNITED STATES FEDERAL LAW. Any legal action, suit or proceeding brought by one Party against the other Party with respect to any matter arising out of this Agreement or the transactions contemplated hereby must be brought in the United States District Court for the State of California, Eastern District or in the Court of Federal Claims in Washington, D.C. In the event both such courts would have jurisdiction over the action, suit or proceeding, then the matter shall be brought in the Court of Federal Claims in Washington, D.C. Subject to any jurisdictional limits imposed by the aforementioned courts, Seller and Buyer each hereby irrevocably accepts and submits to the exclusive jurisdiction of each of the aforementioned courts in personam generally and unconditionally with
                                  -- --------
respect to any such action, suit or proceeding brought by, on behalf of or against Buyer or Seller arising out of this Agreement, and expressly waive any defense of forum non conveniens. Nothing in this Section shall be deemed to
           ----- --- ----------                   -------
waive either Party's right to service of process in accordance with applicable laws.

     14.12  Severability.  If any term or other provision of this Agreement is
            ------------
invalid, illegal, or incapable of being enforced by any rule of law or public policy, all other conditions and provisions of this Agreement shall nevertheless remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby is not affected in any material adverse manner to any Party. Upon such determination that any term or other provision is invalid, illegal, or incapable of being enforced, the Parties hereto shall negotiate in good faith to modify this Agreement so as to effect the original intent of the Parties as closely as possible in an acceptable manner to the end that the transactions contemplated hereby are fulfilled to the extent possible.

     14.13  Counterparts.  This Agreement may be executed in any number of
            ------------
counterparts, and each such counterpart hereof shall be deemed to be an original instrument, but all of such counterparts shall constitute for all purposes one agreement.

     14.14  Time.  Time is of the essence of each and every provision of this
            ----
Agreement.

     14.15  References.  Headings are for convenience only and are not a part of
            ----------
this Agreement. In this Agreement, unless the context clearly requires otherwise:
(a) the singular number includes the plural number and vice versa; (b) reference to any Person (including Seller and Buyer) includes such Person's successors and assigns but, if applicable, only if such successors and assigns are permitted by this Agreement, and reference to a Person in a particular capacity excludes such Person in any other capacity; (c) reference to any gender includes each other gender; (d) reference to any agreement (including this Agreement), document or instrument means such agreement, document or instrument as amended or modified and in effect from time to time in accordance with the terms thereof and, if applicable, the terms hereof; (e) reference to any Article, Section, Schedule or Exhibit means such Article, Section, Schedule or Exhibit to this Agreement, and references in any Article, Section, Schedule, Exhibit or definition to any clause means such clause of such Article, Section, Schedule, Exhibit or definition; (f) "hereunder," "hereof," "hereto" and words of similar import are references to this Agreement as a whole and not to any particular Section or other provision hereof or thereof; (g) "including" (and with correlative meaning "include") means including without limiting the generality of any description preceding such term; (h) relative to the determination of any period of time, "from" means "from and including," "to" means "to but excluding" and "through" means "through and including;" and (i) reference to any law (including statutes and ordinances) means such law as amended, modified, codified or reenacted, in whole or in part, and in effect from time to time, including rules and regulations promulgated thereunder.

     14.16  Alternative Dispute Resolution.
            ------------------------------

          (a) The Administrative Dispute Resolution Act of 1996, Public Law 104-320, and all rules and regulations promulgated thereunder, will govern any disagreement, difference, or dispute by the Parties with respect to the matters referenced in Sections 10.2, 11.1(i), 12.7(f) and 13.6(b)(i). ALL OTHER
              -------------  -------  -------     ----------
DISAGREEMENTS, DIFFERENCES, OR DISPUTES ARISING BETWEEN SELLER ON THE ONE HAND AND BUYER ON THE OTHER UNDER THE TERMS OF THIS AGREEMENT SHALL NOT BE SUBJECT TO ALTERNATIVE DISPUTE RESOLUTION AND SHALL BE DETERMINED BY A COURT OF COMPETENT JURISDICTION AS PROVIDED IN SECTION 14.11, UNLESS THE PARTIES OTHERWISE MUTUALLY
                            -------------
AGREE.

          (b) If there is a claim or dispute arising under Sections 10.2,
                                                           -------------
11.1(i), 12.7(f) or 13.6(b)(i), the Parties shall make good faith efforts to
-------  -------    ----------
resolve the dispute or claim through negotiation. If the Parties are unable to resolve the dispute or claim through these good faith efforts within thirty (30) days after the commencement of the dispute or claim, (i) the Parties shall in good faith attempt to agree to mediation of the dispute or claim and the terms and conditions of any such mediation procedure, or (ii) if the mediation does not resolve the dispute or claim (or the Parties do not agree on mediation), either disputing Party may serve upon the other Party a written demand for arbitration within ten (10) Business Days after the expiration of the 30-day period, or after conclusion of an unsuccessful mediation, as applicable. Within ten (10) Business Days after receipt of a written demand for arbitration, the Parties shall attempt to agree in writing on a Qualified Arbitrator (as that term is defined in Section
                                                                 -------
14.16(e)).  If the Parties are unable to agree, the Parties will seek the
--------
assistance of the American Arbitration Association for the selection of a mutually acceptable Qualified Arbitrator. All arbitration proceedings are subject to the Administrative Dispute Resolution Act of 1996, including the provisions set forth in 5 U.S.C. Section 572.

          (c) The arbitrator shall give each of the Parties ten (10) Business Days prior written notice of the date and time of the hearing on the claim or dispute and shall proceed without delay to hear and determine the matters in such dispute. No later than fifteen (15) Business Days after the date of the hearing, the arbitrator shall issue its determination, together with written findings of fact and conclusions of law supporting its determination. The arbitrator's determination must be supported by law and substantial evidence and must comply with the terms of this Agreement. Any determination that is not in accordance with the immediately preceding sentence will be deemed to be in excess of the arbitrator's powers and a court of competent jurisdiction shall vacate the determination if, after review, it determines that the determination cannot be corrected without affecting the merits of the decision made by the arbitrator upon the dispute submitted. The arbitrator's determination is final and binding, may be confirmed and entered by any court of competent jurisdiction at the request of any Party, and may not be appealed to any court of competent jurisdiction or otherwise except upon (i) a claim of fraud on the part of the arbitrator or (ii) a claim that the determination is not supported by law and substantial evidence and/or does not comply with the terms of this Agreement.

          (d) Any mediation or arbitration conducted pursuant to this Section
                                                                      -------
14.16 shall be conducted in Washington, D.C.
-----

          (e) As used in this Agreement, the term "Qualified Arbitrator" means
                                                   --------------------
an arbitrator who is an expert in the matter that is the basis of the claim or dispute. By way of example, a Qualified Arbitrator for a dispute regarding the estimated cost to repair or restore damage or destruction must be a qualified appraiser familiar with the valuation of the type of asset that was damaged or destroyed.

          (f) Each Party shall pay his pro rata share of the costs and expenses of any arbitrator or mediator retained pursuant to this Section 14.16.
                                                        -------------

                           [SIGNATURES ON NEXT PAGE]

     IN WITNESS WHEREOF, Seller and Buyer have executed this Agreement on the date first above written.

SELLER: UNITED STATES OF AMERICA, acting by and through the Department of Energy


               By:________________________________
                    Patricia F. Godley
                    Assistant Secretary for Fossil Energy

BUYER:         OCCIDENTAL PETROLEUM CORPORATION,
               a Delaware corporation

               By:  ________________________________
                    Stephen I. Chazen
                    Executive Vice President - Corporate Development

                ==============================================


                                   EXHIBITS

                                      TO

                          PURCHASE AND SALE AGREEMENT

                                  EXHIBIT A-1

                  LEGAL DESCRIPTION OF THE UNITED STATES LANDS

ALL OF THE FOLLOWING SECTIONS IN MOUNT DIABLO MERIDIAN, IN THE UNINCORPORATED AREA OF THE COUNTY OF KERN, STATE OF CALIFORNIA, ACCORDING TO THE OFFICIAL PLAT
THEREOF:

(a)  Township 30 South, Range 22 East
       Section 12
       Section 14
       Section 24
       Northeast 1/4 of Section 26

(b)  Township 30 South, Range 23 East
       Section 8
       Section 10
       Section 12
       Section 14
       Section 15
       Section 16
       South 1/2 of Section 17
       Northeast 1/4 of Section 17
       Section 18
       South 1/2 of Section 19
       Northeast 1/4 of Section 19
       Section 20
       Section 21
       Section 22
       Section 23
       Section 24
       Section 25
       Section 26
       Section 27
       Section 28
       Section 29
       Section 30
       Section 32
       Section 33
       Section 34
       Section 35
       Section 36

(c)  Township 30 South, Range 24 East
       Section 18

                                     A-1-1

       Section 20

       North 1/2 of the S 1/2 of Section 22

       All of the oil and gas in and under the North 1/2 of the North 1/2 of
       Section 22, and the right to prospect for, mine and remove such deposits from the same upon compliance with the conditions and subject to the provisions and limitations of the Act of July 17, 1914 (38 Stat. 509), as reserved in the patent from the United States of America, recorded September 29, 1923 in Book 21 Page 486 of Patents.

       All of the oil and gas in and under the South 1/2 of the North 1/2 of
       Section 22, and the right to prospect for, mine and remove such deposits from the same upon compliance with the conditions and subject to the provisions and limitations of the Act of July 17, 1914 (38 Stat. 509), as reserved in the patent from the United States of America, recorded November 18, 1954 in Book 2323 Page 84 of Patents.

       All of the oil and gas in and under the South 1/2 of the South 1/2 of
       Section 22, and the right to prospect for, mine and remove such deposits from the same upon compliance with the conditions and subject to the provisions and limitations of the Act of July 17, 1914 (38 Stat. 509), as reserved in the patent from the United States of America, recorded November 14, 1923 in Book 22 Page 7 of Patents.

       All of the oil and gas in and under the Southwest 1/4 of the Southwest 1/4 of Section 24, and the right to prospect for, mine and remove such deposits from the same upon compliance with the conditions and subject to the provisions and limitations of the Act of July 17, 1914 (38 Stat.
       509), as reserved in the patent from the United States of America, recorded February 14, 1920 in Book 20 Page 110 of Patents.

       All of the oil and gas in and under the Southeast 1/4 of the Southwest 1/4 and the Southwest 1/4 of the Southeast 1/4 of Section 24, and the right to prospect for, mine and remove such deposits from the same upon compliance with the conditions and subject to the provisions and limitations of the Act of July 17, 1914 (38 Stat. 509), as reserved in the patent from the United States of America, recorded July 16, 1923 in Book 21 Page 445 of Patents.

       Section 26
       Section 28
       Section 30
       Section 32
       Section 34

(d)  Township 30 South, Range 25 East
       That portion of the West 1/2 of Section 31, lying above the top of the reef ridge shale (or its stratigraphic equivalent).

                                     A-1-2

(e)  Township 31 South, Range 23 East
       Section 1
       Section 2
       Section 3
       Section 4
       Section 10
       Section 11
       Section 12
       North 1/2 of Section 13
       Section 14

(f)  Township 31 South, Range 24 East

       Section 1
       Section 2
       Section 3
       Section 4
       Section 5
       Section 6
       North 1/2 of Section 7
       Southeast 1/4 of Section 7
       Section 8
       Section 9
       Section 10
       Section 11
       Section 12
       Section 18

(g)  Township 31 South, Range 25 East

       West 1/2 of Section 6

                                     A-1-3

                                  EXHIBIT A-2

                       LEGAL DESCRIPTION OF CHEVRON LANDS

ALL OF THE FOLLOWING SECTIONS IN MOUNT DIABLO MERIDIAN, IN THE UNINCORPORATED AREA OF THE COUNTY OF KERN, STATE OF CALIFORNIA, ACCORDING TO THE OFFICIAL PLAT
THEREOF:

Fee interest
------------

(a)  Township 30 South, Range 22 East
       South 1/2 of Southwest 1/4 of Section 13
       Southeast 1/4 of Section 13
       The following portions of Section 23
              North 1/2 of Northeast 1/4
              Southeast 1/4 of Northeast 1/4
              Northeast 1/4 of the Northeast 1/4 of the Northeast 1/4 of the
                Northwest 1/4
              Northeast 1/4 of the Northwest 1/4 of the Southwest 1/4 of the
                Northeast 1/4
              Northeast 1/4 of the Southwest 1/4 of the Northeast 1/4 Northeast 1/4 of the Southeast 1/4 of the Southwest 1/4 of the
                Northeast 1/4
              North 1/2 of the Northeast 1/4 of the Northeast 1/4 of the
                Southeast 1/4
       The following portions of Section 25
              North 1/2 of the Northeast 1/4
              North 1/2 of the Southeast 1/4 of the Northeast 1/4
              Northeast 1/4 of the Southeast 1/4 of the Southeast 1/4 of the
                Northeast 1/4

(b)  Township 30 South, Range 23 East
       Section 7
       South 1/2 of Section 9
       Section 13
       Northwest 1/4 of Section 17
       Northwest 1/4 of Section 19

(c)  Township 31 South, Range 23 East
       South 1/2 of Section 13

(d)  Township 30 South, Range 24 East
       Section 17
       Section 19
       Section 21
       Section 25
       Section 27
       Section 29
       Section 31
       Section 33

                                     A-2-1

     Section 35
     Section 36
     The following portions of Section 23:
          Northwest 1/4 of Northwest 1/4
          South 1/2 of Northwest 1/4
          Southwest 1/4 of Northeast 1/4
          South 1/2
     The following portions of Section 24:
          Southwest 1/4 of the Southwest 1/4 EXCEPTING THEREFROM, that portion thereof conveyed to Elk Hills School District by deed recorded November 20, 1933 in Book 411, Page 312 of Official Records of Kern County, California, described as follows: Commencing at a point in the East line of the Southwest Quarter (SW1/4) of the Southwest Quarter (SW1/4) of said Section Twenty-Four (24) which point is distant three hundred thirty feet (330') North of the Southeast corner of said Southwest Quarter (SW1/4) of the Southwest Quarter (SW1/4) of said Section; running thence North along said East line a distance of six hundred sixty feet (660') thence at right angles West, a distance of six hundred sixty feet (660'); thence at right angles South, a distance of six hundred sixty feet (660'); thence at right angles East, a distance of six hundred sixty feet (660;) to the point of beginning. Also, EXCEPTING THEREFROM, all oil and gas in said lands as reserved in that certain United States of America Land Patent Number 695254 dated the first day of July 1919, being Land Office Serial Number Visalia 07529.

          All that portion of the Southwest 1/4 of the Southeast 1/4; lying South and West of the so called "Outlet Canal" as same existed on June 14, 1932, date of the deed of said land from Commercial Land Company, a corporation to Kern Investment Company, a corporation, recorded June 14, 1932 in Book 446, Page 63 of Official Records of Kern County, California; EXCEPTING THEREFROM, that portion thereof lying within the townsite of Tupman as shown by map of said townsite recorded September 2, 1923 in Book 3, Page 94 of Maps in the Office of the County Recorder; ALSO EXCEPTING a parcel of land one hundred feet (100') by one hundred fifty feet (150') comprising 0.34 acres more or less, particularly described as beginning at the Northwest corner of the Southwest Quarter (SW1/4) of the Southeast Quarter (SE1/4) of said Section, and running thence North 89 degrees 54 minutes East along the North line of the Southwest Quarter (SW1/4) of the Southeast quarter (SE1/4) of said Section two hundred forty feet (240'); thence South 51 degrees 36 minutes East one hundred fifty feet (150') to the true point of beginning of said excepted parcel; thence South 38 degrees 24 minutes West one hundred feet (100'); thence South 51 degrees 36 minutes East one hundred fifty feet (150'); thence North 38 degrees
          24 minutes East one hundred feet (100'); thence North 51 degrees 36 minutes West one hundred fifty feet (150') to the true point of beginning; also, EXCEPTING THEREFROM all oil and gas in said lands as reserved in Patent from the United States of America dated June 29, 1923 recorded July 16, 1923 in Book 21, Page 445 of Patents; AND SUBJECT to

                                      A-2-2
              right-of-way for pipe line granted to Commercial Land Company, a corporation, by deed recorded November 4, 1935 in Book 625, Page 236 of Official Records of Kern County, California.

(e)  Township 31 South, Range 24 East
       Southwest 1/4 of Section 7
       The following portions of Section 17:
              North 1/2 of Northwest 1/4
              North 1/2 of South 1/2 of Northwest 1/4
              North 1/2 of Northeast 1/4
              Northwest 1/4 of Southwest 1/4 of Northeast 1/4
       North 1/2 of Northwest 1/4 of Section 16

                                     A-2-3

                                  EXHIBIT A-3

                    DESCRIPTION OF 11G HEADQUARTERS PREMISES

                               [Attached hereto]

                                     A-3-1

                                  Exhibit A-3

                     [Graph of 11G Headquarters Premises]

                                   EXHIBIT B

                SCHEDULE OF SELLER'S FIXED SALES PARTICIPATIONS


======================================================================
Dry Gas Zone      Shallow Oil    Stevens Zone    Carneros    Asphalto
                  Zone                           Zone        Zone
----------------------------------------------------------------------
83.8726%          70.0119%       79.6357%        100.00%     100.00%
======================================================================


                                                            EXHIBIT C
                                                     SCHEDULE OF FEDERAL SITES

THE INFORMATION CONTAINED IN THIS EXHIBIT IS REQUIRED UNDER THE AUTHORITY OF REGULATIONS PROMULGATED UNDER SECTION 120(h) OF THE
COMPREHENSIVE ENVIRONMENTAL RESPONSE, LIABILITY, AND COMPENSATION ACT (CERCLA OR "SUPERFUND"), 42 U.S.C. SECTION 9620(h).

=================================================================================================================================
                                                               Name of Material Found
                                                               and as applicable,
                                                               Chemical Abstracts
                                                               Services Registry
                                                               (CASRN) Number,
                                                               Regulatory Synonym,
                                                               Resource Conservation
                                                               and Recovery (RCRA)
    Site Name                                                  Number and Estimated
    (Land Ownership)    Use            Approximate Location    Quantity Released             Closure Method     Status as of 9/97
=================================================================================================================================
1.  1A-6M Well          W-41           6/T31S/R25E             Arsenic and compounds         Proposed removal   Closure actions
    Pad and Sump        corrosion      At Well #1A-6M                                        of hot spots       and costs in
    (Seller)            inhibitor                              CASRN #: N/A                  and cover          review with
                                                                                                                California
                                                               Regulatory Synonym:                              Environmental
                                                               Arsenic compounds                                Protection
                                                               (inorganic, including                            Agency ("Cal EPA")
                                                               arsenic)

                                                               RCRA #: N/A

                                                               Estimated 233 kg (106
                                                               lbs) known to have been
                                                               released between 1920's
                                                               to 1976

                                                               Note that this disposal
                                                               can also be reported as
                                                               sodium arsenite which is
                                                               CASRN #7784465 (no
                                                               regulatory synonym or
                                                               RCRA #)
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================
                                                               Name of Material Found
                                                               and as applicable,
                                                               Chemical Abstracts
                                                               Services Registry
                                                               (CASRN) Number,
                                                               Regulatory Synonym,
                                                               Resource Conservation
                                                               and Recovery (RCRA)
    Site Name                                                  Number and Estimated
    (Land Ownership)    Use            Approximate Location    Quantity Released             Closure Method     Status as of 9/97
===================================================================================================================================
2.  27R Truck Wash      Contain        27/T30S/R23E            Lead compounds                Proposed removal   Closure actions
    Out Sumps           vacuum truck   At 27R Waste                                          of hot spots       and costs in
    (Seller)            wash out       Management Facility     CASRN #: N/A                  and cover          review with Cal
                        residue                                                                                 EPA
                                                               Regulatory synonym: Lead
                                                               and compounds

                                                               RCRA #: N/A

                                                               Estimated 769 kg (350 lbs)
                                                               known to have been released
                                                               between 1983 and 1989
-----------------------------------------------------------------------------------------------------------------------------------
3.  Chromium Sites      Drilling mud   50 localized sites      Chromium compounds            Assessment and     No further action
    (Seller)            additive       fieldwide (see                                        localized          planned per
                                       pages C-4 to C-5        CASRN #: N/A                  excavation         Environmental
                                       attached hereto                                       of chrome and      Protection Agency
                                       for approximate         Regulatory Synonym:           clean closure      ("EPA") letter dated
                                       location)               Chromium and compounds                           11-12-91

                                                               RCRA #: K004

                                                               Estimated average of
                                                               45.5kg (100 lbs) per
                                                               site known to have
                                                               been released between
                                                               1954 and 1982
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================
                                                               Name of Material Found
                                                               and as applicable,
                                                               Chemical Abstracts
                                                               Services Registry
                                                               (CASRN) Number,
                                                               Regulatory Synonym,
                                                               Resource Conservation
                                                               and Recovery (RCRA)
    Site Name                                                  Number and Estimated
    (Land Ownership)    Use            Approximate Location    Quantity Released             Closure Method     Status as of 9/97
=================================================================================================================================
4.  4G Disposal Pit     W-41           4/T31S/R24E             Arsenic and compounds         Assessment (all    No further action
    (Seller)            corrosion      Near Well #42-4G                                      samples were       planned per EPA
                        inhibitor                              CASRN #: N/A                  below action       letter dated
                                                                                             levels)            11-21-91
                                                               Regulatory Synonym:
                                                               Arsenic compounds
                                                               (inorganic, including
                                                               arsenic)

                                                               RCRA #: N/A

                                                               Estimated greater than
                                                               .45 kg (1 lb) known to
                                                               have been released
                                                               between 1920's to 1972

                                                               Note that this disposal
                                                               can also be reported as
                                                               sodium arsenite which
                                                               is CASRN #7784465 (no
                                                               regulatory synonym or
                                                               RCRA #)
==================================================================================================================================

            APPROXIMATE LOCATION OF CHROMIUM SITES BY SECTION NUMBER

===============================================================================
             Section Number                         Number of Wells
-------------------------------------------------------------------------------
                 2G                                         2
-------------------------------------------------------------------------------
                 3G                                         2
-------------------------------------------------------------------------------
                 4G                                         1
-------------------------------------------------------------------------------
                 5G                                         4
-------------------------------------------------------------------------------
                 6G                                         1
-------------------------------------------------------------------------------
                 7G                                         2
-------------------------------------------------------------------------------
                 9G                                         1
-------------------------------------------------------------------------------
                 26S                                        3
-------------------------------------------------------------------------------
                 30S                                        1
-------------------------------------------------------------------------------
                 32S                                        1
-------------------------------------------------------------------------------
                 34S                                        2
-------------------------------------------------------------------------------
                 14R                                        1
-------------------------------------------------------------------------------
                 17R                                        2
-------------------------------------------------------------------------------
                 18R                                        1
-------------------------------------------------------------------------------
                 19R                                        1
-------------------------------------------------------------------------------
                 20R                                        1
-------------------------------------------------------------------------------
                 23R                                        1
-------------------------------------------------------------------------------
                 25R                                        2
-------------------------------------------------------------------------------
                 26R                                        1
-------------------------------------------------------------------------------
                 27R                                        2
-------------------------------------------------------------------------------
                 28R                                        2
-------------------------------------------------------------------------------
                 29R                                        2
-------------------------------------------------------------------------------
                 30R                                        4
-------------------------------------------------------------------------------

===============================================================================
         Section Number                             Number of Wells
-------------------------------------------------------------------------------
              32R                                          1
-------------------------------------------------------------------------------
              33R                                          1
-------------------------------------------------------------------------------
              34R                                          1
-------------------------------------------------------------------------------
              35R                                          1
-------------------------------------------------------------------------------
              36R                                          3
-------------------------------------------------------------------------------
              14Z                                          1
-------------------------------------------------------------------------------
              24Z                                          2
-------------------------------------------------------------------------------
          Total Wells                                      50
===============================================================================

Please Note:  Thirteen additional chromium contaminated well sites are located on Chevron Lands and are not included here.

                                   EXHIBIT D

                          PRODUCT INVENTORY PROCEDURE


The procedure described herein shall be used to conduct the inventory of produced hydrocarbons at the Elk Hills Lands as of 7:00 a.m., Pacific Time, on the Effective Date and on the Closing Date. The inventory will be completed before 7:00 a.m., Pacific Time on each of such dates. The inventory will cover crude oil, sales gas and Natural Gas Liquids (NGLs). For crude oil, the inventory will cover all tank setting tanks, collection lines from the tank settings to the Lease Automatic Custody Transfer (LACT) Units, 23S Shallow Oil Zone (SOZ) Tank Farm and the LACT tankage. For sales gas, the inventory will cover the High Pressure (HP), Low Pressure (LP), Vacuum (Vac) and residue lines and gas to be sold within the piping and vessels in the gas process plants. For NGL liquids, the inventory will cover all NGL storage tanks at the Elk Hills Lands and the butane-natural gasoline mix (BG mix) return line from the 17Z McKittrick Gas Plant.

CRUDE OIL - This includes all tanks within the SOZ, Stevens, Asphalto, and
---------
Carneros tank settings, the LACT tankage at 26Z, 10G and 18G, 23S SOZ Tank Farm and the 18G DOE Tank Farm. All liquids in the SOZ Vapor Recovery tanks will be drained prior to commencement of the inventory. All pipe lines carrying crude oil from tank settings to sales points will be inventoried. The estimated lengths with the known diameters and oil/water cuts will be used to calculate volumes of crude oil.

SALES GAS - The inventory of sales gas within the gas process plants will be
---------
determined based upon the volume of gas within the process vessels and associated pipe lines. The configuration of the vessels and the diameters of the pipe lines are known and the lengths of associated pipe lines will be estimated from AutoCAD.

NGLs - Tanks inventoried shall include all NGL product storage tanks within the
----
35R Loading and Storage Facility and the BG Mix and Isobutane Feed Drums at 35R LOAP. The inventory of BG Mix in the return line from the 17Z McKittrick Gas Plant to the 35R Gas Plants will be calculated. The estimated length of the pipe lines along with the known diameters will determine the volumes.


Note:  The inventory will not include hydrocarbons in the flow lines between
----
       well heads and field separators.


The inventory will be based in part on the following assumptions:

Assumptions for Gas
-------------------

1. Percentage of gas in the HP, LP and Vac gathering lines to be sold will be the same as the percentage of processed gas sold.
2. A shrinkage factor of 5.8% will be used on all wet gas. This 5.8% will be considered NGL liquids.
3.   HP is 450 psig.

4.   LP is 75 psig.
5.   Vac Pressure is 6"Hg.
6.   Sales gas is 350 psig from the 35R Gas Plants to 30R compressor station.
7. Sales gas is 500 psig from the 30R compressor station to the 24Z Southern California Gas sales line.
8.   All pipe lines are fully packed.
9. Pipe line lengths will be obtained by using AutoCAD to determine the lengths or by using maps and a Precision Map Measurer.

Assumptions for NGLs
--------------------

1. A shrinkage factor of 5.8% will be used on all wet gas. This 5.8% will be considered NGL liquids.
2.   All pipe lines are fully packed.
3. Pipe line lengths will be obtained by using AutoCAD to determine the lengths or by using maps and a Precision Map Measurer.

Assumptions for Crude Oil
-------------------------

1.   All pipe lines from the tank settings to the LACTs are 80% packed.
2. Pipe line lengths will be obtained by using AutoCAD to determine the lengths or by using maps and a Precision Map Measurer.
3.   Non-active tank settings will not be inventoried.
4. At the tank field settings, all liquid below the fluid outlet is 100% water.
5. At the tank field settings, all liquid between the fluid outlet and the low operating level is 100% Oil.
6. At the tank field settings, all fluid above the low operating level is oil/water mix as listed in the August monthly Production Accounting Report 90-070.
7. The oil-water interface in the LACT tanks will be determined using an interface detector kit.

                                   EXHIBIT E

                       DESCRIPTION OF EXCLUDED PROPERTY

=====================================================================================
                                   Identification    Identification    Identification
Type of Item                           Number            Number            Number
=====================================================================================
Computer System                       SE 30743          SE 32207          SE 31122
                                   --------------------------------------------------
                                      SE 32056          SE 32208          SE 31600
                                   --------------------------------------------------
                                      SE 32057          SE 32211          SE 31609
                                   --------------------------------------------------
                                      SE 32058          SE 32212          SE 31120
                                   --------------------------------------------------
                                      SE 32059          SE 32213          SE 31121
                                   --------------------------------------------------
                                      SE 32060          SE 32214          SE 31124
                                   --------------------------------------------------
                                      SE 32061          SE 32216          SE 31125
                                   --------------------------------------------------
                                      SE 32062          SE 32217          SE 31410
                                   --------------------------------------------------
                                      SE 32080          SE 32396          SE 32130
                                   --------------------------------------------------
                                      SE 32081          SE 31204          SE 32220
                                   --------------------------------------------------
                                      SE 32082          SE 31276          SE 32265
                                   --------------------------------------------------
                                      SE 32097          SE 31485          SE 32267
                                   --------------------------------------------------
                                      SE 32142          SE 31589          SE 32310
                                   --------------------------------------------------
                                      SE 32144          SE 31576          SE 31223
                                   --------------------------------------------------
                                      SE 32151          SE 32084          SE 31412
                                   --------------------------------------------------
                                      SE 32155          SE 32215          SE 32018
                                   --------------------------------------------------
                                      SE 32158          SE 32301          SE 32065
                                   --------------------------------------------------
                                      SE 32171          SE 31089          SE 32069
                                   --------------------------------------------------
                                      SE 32180          SE 31314          SE 32070
                                   --------------------------------------------------
                                      SE 32181          SE 31329         SE 323355
                                   --------------------------------------------------
                                      SE 32182          SE 32141          SE 32072
                                   --------------------------------------------------
                                      SE 32183          SE 32143         SE 032079
                                   --------------------------------------------------
                                      SE 32184            2685            SE 32219
                                   --------------------------------------------------
                                      SE 32189          SE 31287          SE 32330
                                   --------------------------------------------------
                                      SE 32201          SE 32173          SE 31123
                                   --------------------------------------------------
                                      SE 32202          SE 32221          SE 31400
-------------------------------------------------------------------------------------

=====================================================================================
                                   Identification    Identification    Identification
Type of Item                           Number            Number           Number
=====================================================================================
                                      SE 32204          SE 32270          SE 32083
                                   --------------------------------------------------
                                      SE 32205          SE 32274          SE 32298
-------------------------------------------------------------------------------------
 Computer System (Cont'd)            UNX 23479          SE 32067          SE 31650
                                   --------------------------------------------------
                                      SE 31655          SE 31639          SE 31646
                                   --------------------------------------------------
                                      SE 31667
-------------------------------------------------------------------------------------
  Printers                            SE 05312          SE 30792          SE 31561
                                   --------------------------------------------------
                                      SE 05319          SE 31022          SE 31578
                                   --------------------------------------------------
                                      SE 05424          SE 31170          SE 31602
                                   --------------------------------------------------
                                      SE 05511          SE 31217          SE 31604
                                   --------------------------------------------------
                                      SE 05689          SE 31221          SE 31611
                                   --------------------------------------------------
                                      SE 05695          SE 31222          SE 32021
                                   --------------------------------------------------
                                      SE 05699          SE 31224          SE 32022
                                   --------------------------------------------------
                                      SE 05700          SE 31269          SE 32051
                                   --------------------------------------------------
                                      SE 30065          SE 31275          SE 32067
                                   --------------------------------------------------
                                      SE 30294          SE 31317          SE 32133
                                   --------------------------------------------------
                                      SE 30295          SE 31318          SE 32135
                                   --------------------------------------------------
                                      SE 30297          SE 31328          SE 32136
                                   --------------------------------------------------
                                      SE 30580          SE 31416          SE 32138
                                   --------------------------------------------------
                                      SE 30561          SE 31447          SE 32153
                                   --------------------------------------------------
                                      SE 30605          SE 31477          SE 32325
                                   --------------------------------------------------
                                      SE 30791          SE 31513          SE 32380
                                   --------------------------------------------------
                                      SE 31871          SE 31744          SE 31745
                                   --------------------------------------------------
                                      SE 31743          SE 32353
-------------------------------------------------------------------------------------
  Servers & Equipment                 SE 05702          SE 31415          SE 32319
                                   --------------------------------------------------
                                      SE 05703          SE 32242          SE 32392
                                   --------------------------------------------------
                                      SE 05704          SE 32306          SE 32196
                                   --------------------------------------------------
                                      SE 31410          SE 32318          SE 32195
-------------------------------------------------------------------------------------
  Disk Drive                         DOE 90511          SE 32044          SE 32289
                                   --------------------------------------------------
                                      SE 32043          SE 32197
-------------------------------------------------------------------------------------

=====================================================================================
                                   Identification    Identification    Identification
Type of Item                           Number            Number           Number
=====================================================================================
CD ROM                                SE 31853          SE 32025
-------------------------------------------------------------------------------------
Scanner                               SE 31941          SE 32124
-------------------------------------------------------------------------------------
Scanner (cont'd)                      SE 32098          SE 32294
-------------------------------------------------------------------------------------
Speakers                              SE 32283          SE 32303          SE 32285
                                   --------------------------------------------------
                                      SE 32284          SE 32304
                                   --------------------------------------------------
                                      SE 32302          SE 32348
-------------------------------------------------------------------------------------
Misc. ADP Equipment                   SE 04881          SE 04541          SE 02754
                                   --------------------------------------------------
    CD ROM Tower                     UNX 059434
                                   --------------------------------------------------
    Tape Backup Juke Box              SE 32276
                                   --------------------------------------------------
    Disk Drive Tower                  SE 32280
                                   --------------------------------------------------
    Camera                            SE 32268
                                   --------------------------------------------------
    Tape Drives (2)                   SE 31079
                                    --------------------------------------------------
    Disk Drive Shiva                  SE 31168
                                   --------------------------------------------------
    Router                            SE 32286
                                   --------------------------------------------------
    IBM Thinkpad Docking              SE 32019          SE 32240
-------------------------------------------------------------------------------------
Computer Desk Workstation            DOE 091946        UNX 023643        UNX 110702
                                   --------------------------------------------------
                                     DOE 091947        UNX 023729        UNX 110710
                                   --------------------------------------------------
                                     UNX 021950        UNX 023778        UNX 110711
                                   --------------------------------------------------
                                     UNX 023114        UNX 023877        UNX 110712
                                   --------------------------------------------------
                                     UNX 023178        UNX 023929        UNX 110713
                                   --------------------------------------------------
                                     UNX 023179        UNX 110231        UNX 110714
                                   --------------------------------------------------
                                     UNX 023180        UNX 110234        UNX 110715
                                   --------------------------------------------------
                                     UNX 023181        UNX 110247        UNX 110718
                                   --------------------------------------------------
                                     UNX 023318        UNX 110284        UNX 110719
                                   --------------------------------------------------
                                     UNX 023319        UNX 110267        UNX 110750
                                   --------------------------------------------------
                                     UNX 023322        UNX 110268        UNX 110876
                                   --------------------------------------------------
                                     UNX 023323        UNX 110269        UNX 110684
                                   --------------------------------------------------
                                     UNX 023503        UNX 110271        UNX 111074
                                   --------------------------------------------------
                                     UNX 023581        UNX 110273        UNX 111149
-------------------------------------------------------------------------------------

=====================================================================================
                                    Identification    Identification   Identification
Type of Item                            Number            Number           Number
=====================================================================================
                                     UNX 023583        UNX 110430        UNX 111154
                                   --------------------------------------------------
                                     UNX 092414        UNX 111439        UNX 111210
-------------------------------------------------------------------------------------
Computer Desk Workstation            UNX 023732        UNX 110702        UNX 110227
 (Cont'd)                          --------------------------------------------------
                                     UNX 110268
-------------------------------------------------------------------------------------
  Desks                              UNX 010616        UNX 023327        UNX 110228
                                   --------------------------------------------------
                                     UNX 010955        UNX 023371        UNX 110229
                                   --------------------------------------------------
                                     UNX 011542        UNX 023374        UNX 110247
                                   --------------------------------------------------
                                     UNX 020008        UNX 023460        UNX 110258
                                   --------------------------------------------------
                                     UNX 020070        UNX 023479        UNX 110266
                                   --------------------------------------------------
                                     UNX 020101        UNX 023675        UNX 110281
                                   --------------------------------------------------
                                     UNX 020226        UNX 023725        UNX 110386
                                   --------------------------------------------------
                                     UNX 020227        UNX 023726        UNX 110542
                                   --------------------------------------------------
                                     UNX 020269        UNX 023727        UNX 110552
                                   --------------------------------------------------
                                     UNX 020647        UNX 023728        UNX 110817
                                   --------------------------------------------------
                                     UNX 020753        UNX 023729        UNX 110902
                                   --------------------------------------------------
                                     UNX 020886        UNX 023731        UNX 111103
                                   --------------------------------------------------
                                     UNX 020944        UNX 023732        UNX 111189
                                   --------------------------------------------------
                                     UNX 021355        UNX 023814        UNX 111189
                                   --------------------------------------------------
                                     UNX 021584        UNX 023878        UNX 111203
                                   --------------------------------------------------
                                     UNX 021585        UNX 110225        UNX 111207
                                   --------------------------------------------------
                                     UNX 022550        UNX 110226        UNX 023730
                                   --------------------------------------------------
                                     UNX 023172        UNX 110227        UNX 110856
                                   --------------------------------------------------
                                     UNX 91489         UNX 111246        UNX 110391
                                   --------------------------------------------------
                                     UNX 110802
-------------------------------------------------------------------------------------
  Tables                             UNX 010956        UNX 023801        UNX 110618
                                    --------------------------------------------------
                                     UNX 020115        UNX 023944        UNX 110619
                                   --------------------------------------------------
                                     UNX 020681        UNX 110032        UNX 110873
                                   --------------------------------------------------
                                     UNX 021036        UNX 110393        UNX 111051
-------------------------------------------------------------------------------------

======================================================================================
                                    Identification    Identification    Identification
Type of Item                            Number            Number            Number
======================================================================================
                                     UNX 021111        UNX 110394        UNX 111184
                                   --------------------------------------------------
                                     UNX 021549        UNX 110548        UNX 111202
-------------------------------------------------------------------------------------
  Tables (Cont'd)                    UNX 021589        UNX 110549        UNX 111209
                                   --------------------------------------------------
                                     UNX 023372        UNX 110570        UNX 111228
                                   --------------------------------------------------
                                     UNX 023375        UNX 110804        UNX 111229
                                   --------------------------------------------------
                                     UNX 023426        UNX 110805
                                   --------------------------------------------------
                                     UNX 023544        UNX 110814
-------------------------------------------------------------------------------------
  Bookcases                          UNX 020085        UNX 023707        UNX 110692
                                   --------------------------------------------------
                                     UNX 020592        UNX 023791        UNX 110803
                                   --------------------------------------------------
                                     UNX 020598        UNX 023874        UNX 110807
                                   --------------------------------------------------
                                     UNX 020623        UNX 023884        UNX 110808
                                   --------------------------------------------------
                                     UNX 020627        UNX 110214        UNX 110809
                                   --------------------------------------------------
                                     UNX 020633        UNX 110221        UNX 110811
                                   --------------------------------------------------
                                     UNX 021568        UNX 110231        UNX 110827
                                   --------------------------------------------------
                                     UNX 022168        UNX 110274        UNX 110831
                                   --------------------------------------------------
                                     UNX 022178        UNX 110383        UNX 110832
                                   --------------------------------------------------
                                     UNX 022660        UNX 110384        UNX 110839
                                   --------------------------------------------------
                                     UNX 022661        UNX 110385        UNX 110844
                                   --------------------------------------------------
                                     UNX 022662        UNX 110386        UNX 110865
                                   --------------------------------------------------
                                     UNX 022766        UNX 110387        UNX 110874
                                   --------------------------------------------------
                                     UNX 023140        UNX 110553        UNX 110881
                                   --------------------------------------------------
                                     UNX 023226        UNX 110600        UNX 110882
                                   --------------------------------------------------
                                     UNX 023266        UNX 110601        UNX 110888
                                   --------------------------------------------------
                                     UNX 023286        UNX 110602        UNX 110889
                                   --------------------------------------------------
                                     UNX 023462        UNX 110643        UNX 110904
                                   --------------------------------------------------
                                     UNX 023463        UNX 110644        UNX 110905
                                   --------------------------------------------------
                                     UNX 023464        UNX 110685        UNX 110911
                                   --------------------------------------------------
                                     UNX 023701        UNX 110686        UNX 111102
                                   --------------------------------------------------
                                     UNX 023702        UNX 110687        UNX 111172
-------------------------------------------------------------------------------------

=====================================================================================
                                   Identification    Identification    Identification
Type of Item                           Number            Number            Number
=====================================================================================
                                     UNX 023703        UNX 110688        UNX 111199
                                   --------------------------------------------------
                                     UNX 023704        UNX 110689        UNX 111200
-------------------------------------------------------------------------------------
  Bookcases (Cont'd)                 UNX 023705        UNX 110690        UNX 111215
                                   --------------------------------------------------
                                     UNX 023706        UNX 110691        UNX 110924
-------------------------------------------------------------------------------------
  Filing Cabinets                    DOE 091638        UNX 110381        UNX 111015
                                   --------------------------------------------------
                                     DOE 091852        UNX 110382        UNX 111023
                                   --------------------------------------------------
                                     UNX 020080        UNX 110568        UNX 111026
                                   --------------------------------------------------
                                     UNX 020459        UNX 110681        UNX 111027
                                   --------------------------------------------------
                                     UNX 020462        UNX 110682        UNX 111035
                                   --------------------------------------------------
                                     UNX 020673        UNX 110683        UNX 111044
                                   --------------------------------------------------
                                     UNX 021294        UNX 110684        UNX 111079
                                   --------------------------------------------------
                                     UNX 021457        UNX 110693        UNX 111091
                                   --------------------------------------------------
                                     UNX 021606        UNX 110717        UNX 111096
                                   --------------------------------------------------
                                     UNX 021684        UNX 110806        UNX 111099
                                   --------------------------------------------------
                                     UNX 021930        UNX 110812        UNX 111100
                                   --------------------------------------------------
                                     UNX 021931        UNX 110813        UNX 111101
                                   --------------------------------------------------
                                     UNX 022165        UNX 110833        UNX 111105
                                   --------------------------------------------------
                                     UNX 022708        UNX 110836        UNX 111112
                                   --------------------------------------------------
                                     UNX 023106        UNX 110837        UNX 111113
                                   --------------------------------------------------
                                     UNX 023107        UNX 110849        UNX 111115
                                   --------------------------------------------------
                                     UNX 023141        UNX 110850        UNX 111130
                                   --------------------------------------------------
                                     UNX 023177        UNX 110852        UNX 111135
                                   --------------------------------------------------
                                     UNX 023242        UNX 110853        UNX 111140
                                   --------------------------------------------------
                                     UNX 023243        UNX 110854        UNX 111151
                                   --------------------------------------------------
                                     UNX 023245        UNX 110855        UNX 111158
                                   --------------------------------------------------
                                     UNX 023322        UNX 110861        UNX 111171
                                   --------------------------------------------------
                                     UNX 023362        UNX 110862        UNX 111182
                                   --------------------------------------------------
                                     UNX 023708        UNX 110864        UNX 111204
                                   --------------------------------------------------
                                     UNX 023709        UNX 110868        UNX 111221
-------------------------------------------------------------------------------------

=====================================================================================
                                   Identification    Identification    Identification
Type of Item                           Number            Number            Number
=====================================================================================
                                     UNX 023711        UNX 110872        UNX 111226
                                   --------------------------------------------------
                                     UNX 023712        UNX 110885        UNX 111235
-------------------------------------------------------------------------------------
  Filing Cabinets (Cont'd)           UNX 023713        UNX 100890        UNX 111237
                                   --------------------------------------------------
                                     UNX 023716        UNX 110895        UNX 111238
                                   --------------------------------------------------
                                     UNX 023717        UNX 110896        UNX 111243
                                   --------------------------------------------------
                                     UNX 023718        UNX 110897        UNX 111249
                                   --------------------------------------------------
                                     UNX 023719        UNX 110901        UNX 111250
                                   --------------------------------------------------
                                     UNX 110084        UNX 110916        UNX 111251
                                   --------------------------------------------------
                                     UNX 110224        UNX 110917        UNX 111252
                                   --------------------------------------------------
                                     UNX 110378        UNX 110927        UNX 111255
                                   --------------------------------------------------
                                     UNX 110379        UNX 110997        UNX 111256
                                   --------------------------------------------------
                                     UNX 20457         UNX 21199         UNX 11153
                                   --------------------------------------------------
                                     UNX 20211         UNX 110576        UNX 110577
                                   --------------------------------------------------
                                     UNX 110578        UNX110119         UNX 110122
                                   --------------------------------------------------
                                     UNX 021117        UNX 021201        UNX 022042
                                   --------------------------------------------------
                                     UNX 022043        UNX 022044        UNX 022045
                                   --------------------------------------------------
                                     UNX 022360        UNX 022361        UNX 022362
                                   --------------------------------------------------
                                     UNX 023710
-------------------------------------------------------------------------------------
  Credenza                           UNX 020658        UNX 110259        UNX 110829
                                   --------------------------------------------------
                                     UNX 020716        UNX 110262        UNX 110875
                                   --------------------------------------------------
                                     UNX 023117        UNX 110422        UNX 110903
                                   --------------------------------------------------
                                     UNX 023123        UNX 110546        UNX 111029
                                   --------------------------------------------------
                                     UNX 023350        UNX 110547        UNX 111188
                                   --------------------------------------------------
                                     UNX 023511        UNX 110815
-------------------------------------------------------------------------------------
  Supply Cabinet                     UNX 023263        UNX 023906        UNX 110526
                                   --------------------------------------------------
                                     UNX 023855        UNX 023907
                                   --------------------------------------------------
                                     UNX 023856        UNX 110280
-------------------------------------------------------------------------------------
  Desk/Chairs                            23
-------------------------------------------------------------------------------------
  Side Chairs                            36
-------------------------------------------------------------------------------------

=====================================================================================
                                   Identification    Identification    Identification
Type of Item                           Number            Number            Number
=====================================================================================
  Telephone w/Speaker                 17213221          17212251
                                   --------------------------------------------------
                                      17207242          17802221
-------------------------------------------------------------------------------------
  Calculators                        DOE 90094          SE 30468          SE 31624
                                   --------------------------------------------------
                                      SE 2532           SE 30485          SE 5247
                                   --------------------------------------------------
                                      E 977086          SE 1822           SE 4799
                                   --------------------------------------------------
                                      SE 5232           SE 4789           SE 4791
                                   --------------------------------------------------
                                      SE 4790           SE 4793           SE 4519
                                   --------------------------------------------------
                                      SE 4520           SE 5804           SE 4801
                                   --------------------------------------------------
                                      SE 4802           SE 4787           SE 4788
                                   --------------------------------------------------
                                      SE 4786           SE 4794           SE 4804
                                   --------------------------------------------------
                                      SE 4795           SE 4800           SE 4792
                                   --------------------------------------------------
                                      SE 4796           SE 4798           SE 5006
                                   --------------------------------------------------
                                      SE 4780           SE 4779           SE 3794
                                   --------------------------------------------------
                                      SE 30602          SE 3371           SE 5785
                                   --------------------------------------------------
                                      SE 50101          SE 30067          SE 1378
                                   --------------------------------------------------
                                      SE 1298           SE 3427           SE 4843
                                   --------------------------------------------------
                                      SE 5100           SE 1641
                                   --------------------------------------------------
                                      SE 2805           SE 2820
                                      (Monroe)          (Monroe)
-------------------------------------------------------------------------------------
  Fax Machines                        SE 30160          SE 31209
-------------------------------------------------------------------------------------
  Copiers                            UNX 023885        UNX 111006
                                   --------------------------------------------------
                                     UNX 057306        UNX 111197
-------------------------------------------------------------------------------------
  Shredder                            SE 31024          SE 31479          SE 32385
--------------------------------------------------------------------------------------
  Miscellaneous
                                   --------------------------------------------------
    Color TV w/VCR                    SE 30729
                                   --------------------------------------------------
    Battery Charger                   SE 31549
                                   --------------------------------------------------
    Fotoman Port. Camera             DOE 90205
                                   --------------------------------------------------
    Radio with Cabinet               UNX 111230
                                   --------------------------------------------------
    Rolltop Desk                     UNX 012005
-------------------------------------------------------------------------------------

=====================================================================================
                                   Identification    Identification    Identification
Type of Item                           Number            Number           Number
=====================================================================================
   Lobby Furniture:                  UNX 023404        UNX 023401
                                   --------------------------------------------------
                                     UNX 023402        UNX 111183
                                   --------------------------------------------------
   Postage Meter                      SE 4457
-------------------------------------------------------------------------------------
   Typewriter                         SE 5113
                                   --------------------------------------------------
   Paper Cutter                         None
                                   --------------------------------------------------
   Heavy Duty Scale                   SE 4062
                                   --------------------------------------------------
   Heavy Duty Stapler                   None
                                   --------------------------------------------------
   Mailing Machine                    SE 4061
                                   --------------------------------------------------
   Punch & Bind Machine               SE 30372
                                   --------------------------------------------------
   Heavy Duty Time Stamp             UNX 111193
                                   --------------------------------------------------
   Trash Cans                            17
                                   --------------------------------------------------
   Wooden Calendar Holders               17
                                   --------------------------------------------------
   Inbox Tray (3-Shelves)                21
                                   --------------------------------------------------
   Lockable Disk Containers              21
                                   --------------------------------------------------
   Wall Clocks                            7
-------------------------------------------------------------------------------------
All General Service                Approximately
Administration Vehicles used            325
at the Elk Hills Lands
=====================================================================================

                                   EXHIBIT F

           DESCRIPTION OF ITEMS EXCLUDED FROM DEFINITION OF "RECORDS"


1.   Records relating to Naval Petroleum Reserve No. 2

2. All Department of Energy ("DOE") personnel records, including those related to training, payroll etc.

3. The following historical/archivable records which have been or will be sent to off-site records storage facilities prior to the Closing Date:

     A. Records generated under Navy jurisdiction being sent to National Archives of Records Administration ("NARA")
     B. Records generated under DOE jurisdiction being sent to DOE Record Depository

4.   The following contractual records relating to DOE business:

     A.   System Technology Associates, Inc. ("STA") contract files
     B. Critique, Inc. ("CRC") and Enterprise Advisory Services, Inc. ("EASI") contract files
     C.   DOE purchase orders and all related files
     D.   Records related to Excluded Property
     E.   DOE product sales contracts and all related records
     F. Contracts that are not Assumed Contracts (i.e., not assigned and/or not novated to buyers)

5. All records required to be retained for the close-out of the Contract Operator Contract DE-AC01-85FE60520, as identified in part I, Section H.024 (Ownership and Disposition of Records) and Part II, Section I, Paragraph 7 and 8, which materials are summarized as follows: (1) all records, data and information recorded or received by the Contract Operator or any of its subcontractors during the term and in the performance of Contract DE-AC01-85FE60520, (2) all financial and cost reports, books of account and supporting documents and other data evidencing costs allowable, revenues and other applicable credits, (3) all other records in the possession of Contract Operator relating to Contract DE-AC01-85FE60520 (which are to be preserved by Contract Operator for a period of 3 years after final payment under the contract) and (4) all books of account and records relating to Contract DE-AC01-85FE60520 (which are subject to inspection and audit by DOE at all reasonable times). Such materials include, without limitation, the following:

     A. DOE contract files and Contract Operator subcontract/procurement records
     B. Records relating to Appendix A of Contract DE-AC01-85FE60520 dealing with fringe benefits
     C.   Award fee files
     D. Financial reports that evidence costs and/or credits incurred under Contract DE-AC01-85FE60520 and supporting records/documents.

6. Records relating to General Services Administration vehicles used at Elk Hills Lands

7.   The following environmental, safety, health, and quality records:

     A. Safety, Health, Security, Emergency Management, and Fire Protection policy manuals
     B.   Accident/Incident Investigations and Reports
     C.   Environmental, Safety and Health Audits conducted by DOE personnel
     D.   Environmental Records dealing with NEPA

8. All DOE directives, policy manuals, executive orders, and Secretary of Energy notices

9.   All litigation records relating to both open and closed litigation matters

10.  The following records required for equity redetermination with Chevron:

     A.  Engineering Committee records
     B. Studies prepared by STA and/or Netherland Sewell & Associates, Inc. in connection with equity redetermination under the Unit Plan Contract for each of the following zones:
         (1)  Shallow Oil Zone
         (2)  Stevens Zone
         (3)  Dry Gas Zone
         (4)  Carneros Zone

11.  Records related to the following:

     A.   Divestiture - internal work files.
     B.   Seller's internal presentation materials/work files.

                                                             EXHIBIT G

                                             SCHEDULE OF ASSUMED CONTRACTS AND PERMITS

===================================================================================================================================
                                                                                                     Approximate Location of
                                                                                 Seller Contract     Easement Outside of
No.   Contract Name                                          Date                Reference Number    U.S. Owned Lands
===================================================================================================================================
 1.   Agreement between Chevron, as grantor and              2/13/85             U20-B-70            Section 13Z NE/4 NE/4
      Seller, as grantee, establishing an easement and
      right of way for a water pipeline and road
-----------------------------------------------------------------------------------------------------------------------------------
 2.   Agreement between Chevron, as grantor and              10/17/45            U20-B-75            Sections 23Z (portion) and 27Z
      Seller, as grantee, establishing an easement and                                               (portion)
      right of way for a road
-----------------------------------------------------------------------------------------------------------------------------------
 3.   Letter Agreements between Chevron, as grantor          6/27/75             U36-B-4             Sections 15G S/2 S/2 SW/4, 15G
      and Seller, as grantee, establishing easements         (execution date)                        SE/4, 16G /S/2 S/2 S/2 and
      for barb wire fences and gates                         and 6/11/84                             17G S/2 S/2 S/2
-----------------------------------------------------------------------------------------------------------------------------------
 4.   Letter Agreement between Chevron, as grantor and       2/2/87              U36-B-7             Sections 15Z S/2, 16Z S/2, 16Z
      Seller, as grantee, establishing an easement for                                               SW/4 NW/4, 17Z NE/4
      a 3" gas pipeline
-----------------------------------------------------------------------------------------------------------------------------------
 5.   Agreement between Chevron, as grantor and              4/12/85             U20-B-77            Section 23Z NW/4, 23Z E/2 SW/4
      Seller, as grantee, establishing an easement and                                               and 23Z SW/4 SE/4
      right of way for an oil pipeline
-----------------------------------------------------------------------------------------------------------------------------------
 6.   Agreement between Chevron, as grantor and              3/2/67              U20-B-60            Section 23Z (portion)
      Seller, as grantee, establishing an easement and
      right of way for oil, gas and petroleum pipeline
-----------------------------------------------------------------------------------------------------------------------------------
 7.   Agreement between Chevron, as grantor and              7/28/69             U20-B-64            Section 23Z (portion)
      Seller, as grantee, establishing an easement and
      right of way for electric power line
-----------------------------------------------------------------------------------------------------------------------------------
 8.   Agreement between Chevron, as grantor and              8/4/65              U20-B-59            Sections 35S (portion of S/2)
      Seller, as grantee, establishing an easement and                                               and 36S (portion of S/2)
      right of way for two oil, gas and petroleum
      pipelines
-----------------------------------------------------------------------------------------------------------------------------------
 9.   Letter Agreement between Chevron, as grantor and       5/23/74             U36-B-1             Sections 15G N/2, 15G N/2 S/2
      Seller as grantee, establishing an easement for                                                16G N/2, 16G N/2 S/2, 17G N/2
      oil, water, gas and petroleum pipelines                                                        and 17G N/2 S/2
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================
                                                                                                     Approximate Location of
                                                                                 Seller Contract     Easement Outside of
No.   Contract Name                                          Date                Reference Number    U.S. Owned Lands
===================================================================================================================================
10.   Letter Agreement between Chevron, as grantor and       4/3/75              U36-B-3             Section 11R N/2 N/2 N/2 and
      Seller, as grantee, establishing an easement for                                               11R E/2 E/2 E/2
      a fence and gate
-----------------------------------------------------------------------------------------------------------------------------------
11.   Letter Agreement between Chevron, as grantor and       11/12/74            U36-B-2             Section 9R N/2 N/2 N/2 and 11R
      Seller, as grantee, establishing an easement for                                               N/2 N/2 N/2
      a private road
-----------------------------------------------------------------------------------------------------------------------------------
12.   Letter Agreement between Chevron, as grantor and       3/2/67              None                23Z SW/4 SW/4
      Seller, as grantee, establishing an easement for
      a service road
-----------------------------------------------------------------------------------------------------------------------------------
13.   Agreement between ARCO and Seller establishing         to be provided      to be provided      to be provided
      an easement for a gas line
-----------------------------------------------------------------------------------------------------------------------------------
14.   Agreement between Southern Pacific                     7/6/76              None                23Z (portion)
      Transportation Company, as grantor and Seller,
      as grantee, establishing an easement for a 4"
      oil pipeline beneath the property and tracks of
      the railroad
-----------------------------------------------------------------------------------------------------------------------------------
15.   Agreement between Southern Pacific                     7/1/81              None                23Z (portion)
      Transportation Company, as licensor and Seller,
      as licensee, establishing an easement for a
      power transmission line
-----------------------------------------------------------------------------------------------------------------------------------
16.   Agreement between Southern Pacific                     6/25/68             157401              23Z (portion)
      Transportation Company, as licensor and Seller,
      as licensee, establishing an easement for a
      private roadway
-----------------------------------------------------------------------------------------------------------------------------------
17.   Agreement between Southern Pacific                     5/1/80              191654              14Z (portion)
      Transportation Company, as licensor and Seller,
      as licensee, establishing an easement for a
      three gas pipeline crossing
===================================================================================================================================

All permits, agreements and contracts relating to the following property held by third parties at the United States Lands.

===================================================================================================================================
                                   Document      Seller Document                                               Approximate Location
No.   Company                      Date          Reference Number       General Description                    at U.S. Owned Lands
===================================================================================================================================
1.    Anchor Refinery Company      6/6/83        L-8-3-01               Telephone poles and lines,             24Z, 26Z
                                                                        pipelines, electrical cable,
                                                                        entrance road, cathodic protection
                                                                        station.
-----------------------------------------------------------------------------------------------------------------------------------
2.    ARCO                         10/21/63      NOd-9548               Telephone poles and lines,             26Z LACT, 1G, 11G,
                                                                        pipelines, electrical cable,           12G, 6M
                                                                        cathodic protection station,
                                                                        entrance road, 40 HP motor, skid
                                                                        mounted pump and control panel.
-----------------------------------------------------------------------------------------------------------------------------------
3.    ARCO                         10/21/63      NOd-9766               Gas line                               12G, 6M
-----------------------------------------------------------------------------------------------------------------------------------
4.    Celeron Gathering            9/22/88       L-88-01                Oil pipeline and facilities.           24Z LACT
      Corporation
-----------------------------------------------------------------------------------------------------------------------------------
5.    Chevron                      2/22/77       N00016-77-L-0132       Revocable Permit: oil and gas          26Z and 18Z
                                                                        pipelines

                                                                        [original permit issued to Standard
                                                                        Pipeline company]
-----------------------------------------------------------------------------------------------------------------------------------
6.    Chevron                      12/8/37       NOy(R)-44772           Revocable Permit: oil pipeline,        26Z, 31T, 1G, 11G,
                                                                        cathodic protection equipment and      12G and 6M
                                                                        other facilities
-----------------------------------------------------------------------------------------------------------------------------------
7.    Chevron                      5/1/51        NOy(R)-46468           Revocable Permit: oil/water/gas        32S, 2B, 4B, 10B,
                                                                        pipelines, road, cathodic protection   14B, 29R, 30R, 32R,
                                                                        equipment and facilities, roads,       35R, 36R, 12Z, 14Z,
                                                                        microwave repeater stations, radio     24Z, 26Z, 1G, 11G,
                                                                        station transmitter, antenna and       12G, 31T and 6M
                                                                        facilities, storage tank and pump
                                                                        facilities, electrical test
                                                                        stations, compressor plant site, and
                                                                        power/telephone/telegraph lines
-----------------------------------------------------------------------------------------------------------------------------------
8.    FCI Spectrocom, Inc.         5/12/64       NOd-9771               Radio repeater station (building and   28R
                                                                        tower).
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================
                                   Document      Seller Document                                               Approximate Location
No.   Company                      Date          Reference Number       General Description                    at U.S. Owned Lands
===================================================================================================================================
9.    GTE (formerly known as       4/15/65       NOd-9780               Telephone lines and poles              6M, 31T, 1G, 2G, 3G,
      Continental Telephone)                                                                                   4G, 9G, 10G, 11G,
                                                                                                               12G, 18G, 24S, 32S,
                                                                                                               34S, 12R, 14R, 19R,
                                                                                                               23R, 24R, 25R, 26R,
                                                                                                               27R, 28R, 29R, 30R,
                                                                                                               35R, 36R, 1B, 2B,
                                                                                                               12B, 13B
-----------------------------------------------------------------------------------------------------------------------------------
10.   Kern County                  12/2/58       NOd-9262               Roads and street lights                18G, 1B, 2B, 12B,
                                                                                                               13B, 12R, 14R, 24R,
                                                                                                               25R, 36R
-----------------------------------------------------------------------------------------------------------------------------------
11.   KOCH Pipeline Company        5/26/70       NOd-9924               6" pipeline                            13B, 14B, 18G
-----------------------------------------------------------------------------------------------------------------------------------
12.   PG&E                         5/23/60       NOd-9530               Power poles and lines, transformers.   31T, 2G, 3G, 4G, 5G,
                                                                                                               6G, 11G, 26Z, 12R,
                                                                                                               24R, 25R, 36R, 18S,
                                                                                                               20S, 22S, 26S, 32S,
                                                                                                               34S
-----------------------------------------------------------------------------------------------------------------------------------
13.   Santa Fe Energy              7/31/89       L-89-01                Oil pipeline and facilities.           18G
-----------------------------------------------------------------------------------------------------------------------------------
14.   Southern California Gas      9/3/87        L-87-03                Gas pipelines, roads and related       14Z
      Company                                                           facilities
-----------------------------------------------------------------------------------------------------------------------------------
15.   Southern California Gas      7/31/54       NOy(R)-48623           Gas pipelines, telephone lines and     14Z, 26Z, 13B, 14B,
      Company                                                           service roads, radio                   1G, 11G, 12G, 18G,
                                                                        transmission/relay tower and           6M, 12R, 24R, 25R,
                                                                        auxiliary equipment.                   32R, 36R, 26S, 1B,
                                                                                                               4B, 10B, 12B, 13B,
                                                                                                               14B
-----------------------------------------------------------------------------------------------------------------------------------
16.   Southern California Gas      1/26/53       NOy(R)-48621           Gas pipelines, roads and related       24Z, 30R, 32R, 36R,
      Company                                                           facilities                             4B, 10B, 13B, 14B,
                                                                                                               14Z
-----------------------------------------------------------------------------------------------------------------------------------
17.   State of California          to be         NOy(R)-49124           Radio base station.                    4G
      (Caltrans)                   provided
-----------------------------------------------------------------------------------------------------------------------------------
18.   State of California,         6/9/69        None                   Highway U.S. 119 (formerly 399).       11G, 12G, 6M
      Department of Public
      Works
-----------------------------------------------------------------------------------------------------------------------------------
19.   State of California,         1978          06-KER-119-R1O.04      Two flashing yellow lights, two        11G
      Department of                                                     "cross traffic ahead" signs,
      Transportation                                                    underground power service lines
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================
                                   Document      Seller Document                                               Approximate Location
No.   Company                      Date          Reference Number       General Description                    at U.S. Owned Lands
===================================================================================================================================
20.   State of California,         3/12/64       856085                 Aqueduct, pumping plant and related    22S, 24S
      Water Resources                                                   facilities
-----------------------------------------------------------------------------------------------------------------------------------
21.   Texaco                       12/16/58      NOd-9261               Pipelines and related facilities.      4B, 10B, 11B, 13B,
                                                                                                               14B, 18G, 32R
-----------------------------------------------------------------------------------------------------------------------------------
22.   Texaco                       7/7/37        None                   Gas and oil pipelines                  28S, 30S, 34S, 25R,
                                                                                                               29R, 30R, 32R, 36R,
                                                                                                               1B, 2B, 10B, 11B,
                                                                                                               14B, 26S
-----------------------------------------------------------------------------------------------------------------------------------
23.   Texaco                       8/11/87       L-87-01                Pipelines and related facilities       18G
-----------------------------------------------------------------------------------------------------------------------------------
24.   Texaco                       11/27/56      NOy(R)-65069           Water pipeline and telephone line      1G, 2G, 11G
-----------------------------------------------------------------------------------------------------------------------------------
25.   Texaco                       6/25/79       L-79-01                Electrical power line                  18G
-----------------------------------------------------------------------------------------------------------------------------------
26.   Texaco                       12/11/86      L-86-01                Powerline, LACT, oil pipeline,         18G
                                                                        electrical conduit at radio tower
                                                                        site, radio communication tower
-----------------------------------------------------------------------------------------------------------------------------------
27.   Texaco                       8/11/97       L-87-02                Oil pipeline and related               24Z
                                                                        facilities.
-----------------------------------------------------------------------------------------------------------------------------------
28.   Texaco                       10/7/88       L-88-02                Oil pipeline and related               32R, 4B, 10B, 14B,
                                                                        facilities                             18G
-----------------------------------------------------------------------------------------------------------------------------------
29.   Texaco                       to be         to be provided         Oil pipeline and related               10G
                                   provided                             facilities
-----------------------------------------------------------------------------------------------------------------------------------
30.   U.S. Bureau of Land          7/20/78       CA5273                 Underground powerline for a            12G
      Management                                                        flashing beacon light at Highway
                                                                        119 and South entrance of NPR-1
-----------------------------------------------------------------------------------------------------------------------------------
31.   West Kern County Water       10/8/64       NOd-9775               Water pipelines, roads, water          6M, 31T, 12G
      District                                                          storage tanks, pumping station,
                                                                        telephone lines.
-----------------------------------------------------------------------------------------------------------------------------------

                                  EXHIBIT H-1

                                  FORM OF DEED
                                  ------------

RECORDING REQUESTED BY

AND WHEN RECORDED MAIL TO:

__________________________________
__________________________________
__________________________________
__________________________________

MAIL TAX STATEMENTS TO:

__________________________________
__________________________________
__________________________________
__________________________________


--------------------------------------------------------------------------------

                                 QUITCLAIM DEED


The undersigned Seller declares that Documentary Transfer Tax is not part of the public records.

          FOR A VALUABLE CONSIDERATION, receipt of which is hereby acknowledged, THE UNITED STATES OF AMERICA, acting by and through its Department of Energy ("Seller"), under the authority granted pursuant to title xxxiv of the National Defense Authorization Act for Fiscal Year 1996, Public Law 104-106 (110 Stat.
186), hereby REMISES, RELEASES AND QUITCLAIMS to _____________, a ____________, ("Buyer"), that certain real property located in the County of Kern, State of California and more particularly described in Exhibit A attached hereto and
                                              ---------
incorporated herein by this reference (the "Property"), together with (i) all rights, privileges, easements and appurtenances owned by Seller appertaining to the Property, and (ii) all right, title and interest of Seller (if any) in, to and under adjoining streets, rights of way and easements, SUBJECT TO the "Permitted Exceptions" listed on Exhibit B hereto and RESERVING TO SELLER, its
                                 ---------
agents, successors and assigns an easement over the Property for access and for other work which may be required for remedial action or corrective action found to be necessary under Section 120(h) of the Comprehensive Environmental Response and Liability Act (CERCLA) (42 U.S.C. Section 9620(h)), as amended, now or in the future, until such remedial or corrective actions are complete.

          Concurrently with Seller's execution and delivery of this Deed, Seller is conveying to Buyer all of Seller's right, title and interest in and to certain personal property and facilities described in that certain unrecorded Bill of Sale dated of even date herewith. A portion of such personal property and facilities is located on the Property. To the extent that any item included in such personal property and facilities is deemed or determined to be

                                     H-1-1
real property and thus part of the Property, Seller hereby REMISES, RELEASES AND QUITCLAIMS to Buyer all of Seller's right, title and interest in and to any such portion of the personal property and facilities deemed to be real property, SUBJECT TO the Permitted Exceptions. Buyer acknowledges that Chevron U.S.A., Inc., a Pennsylvania corporation, may have an ownership interest in some or all of the personal property and facilities deemed to be real property.

          As required by 42 U.S.C. Section 9620(h)(3), notice is hereby provided that hazardous substances were stored, released or disposed of upon the portion of the Property described in Exhibit C attached hereto (the "Closed Federal
                             ---------
Sites"). Seller warrants that Seller has taken all remedial action necessary to protect human health and the environment in connection with the Closed Federal Sites. Seller covenants to undertake until completion all response actions, as approved by the regulatory agencies with jurisdiction over the Closed Federal Sites, necessary to protect human health and the environment in connection with the Closed Federal Sites.

          Seller covenants that it will, at any time and from time to time upon written request therefor, at Buyer's sole expense and without the assumption of any additional liability therefor, execute, deliver and record or cause to be executed, delivered and recorded, such new or confirmatory instruments of conveyance, without representation or warranty, and take such further acts as Buyer may reasonably request to fully evidence (in recordable form) the conveyance to Buyer of beneficial and record title to the Property and any such portion of the personal property and facilities deemed to be real property which is described as transferred to Buyer pursuant hereto.

                                     H-1-2

          IN WITNESS WHEREOF, Seller has caused its duly authorized representative to execute this instrument as of the date hereinafter written.

DATED AS OF: _______________, 1998


SELLER:

UNITED STATES OF AMERICA,
acting by and through its Department of Energy


By:________________________________
     Patricia F. Godley
     Assistant Secretary for Fossil Energy






Assessor's Parcel Number(s):  __________________

                                     H-1-3

                                 ACKNOWLEDGMENT



STATE OF _________       )
COUNTY OF ________       )



          On ______________ ___, 1998, before me, ______________________, a
Notary Public in and for said State, personally appeared ______________________ and ________________________________, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signature(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

          WITNESS my hand and official seal.

Signature ________________________________ (Seal)

                                     H-1-4

                                   EXHIBIT A

                       Legal Description of the Property
                       ---------------------------------

                                     H-1-5

                                   EXHIBIT B

                              Permitted Exceptions
                              --------------------

                                     H-1-6

                                   EXHIBIT C

                              Closed Federal Sites
                              --------------------

Exhibit C will also contain a notice of the type and quantity of hazardous substances stored, released or disposed upon the Closed Federal Sites and notice of the time at which such storage, release or disposal took place.

                                     H-1-7

                        STATEMENT OF TAX DUE AND REQUEST
                    THAT TAX DECLARATION NOT BE MADE A PART
                            OF THE PERMANENT RECORD
                              IN THE OFFICE OF THE
                                COUNTY RECORDER

               (Pursuant to Cal. Rev. and Tax Code Section 11932)

TO:  Registrar - Recorder
     County of Kern

Request is hereby made in accordance with the provision of the Documentary Transfer Tax Act that the amount of tax due not be shown on the original document which names:

          THE UNITED STATES OF AMERICA, acting by and through its Department of Energy, as Seller,

                                      and

          ______________________________, a ________________, as Buyer.

The property described in the accompanying document is located in Kern County, California.

The amount of tax due to the County of Kern on the accompanying document is
                             --------------
_________________ and No/100 Dollars ($_________.00), computed on full value of property conveyed.

SELLER:

UNITED STATES OF AMERICA,
acting by and through its Department of Energy


By:________________________________


NOTE: After the permanent record is made, this form will be affixed to the conveying document and returned with it.

                                     H-1-8

                                  EXHIBIT H-2

                              FORM OF BILL OF SALE
                              --------------------

                                  BILL OF SALE

          THIS BILL OF SALE is executed as of ____________, 1998, by THE UNITED STATES OF AMERICA, acting by and through its Department of Energy ("Seller"), in favor of ______________, a ________________ ("Buyer") pursuant to the terms of that certain Purchase and Sale Agreement dated as of _____________, 1997 by and between Seller and Buyer. Initially capitalized terms used in this Bill of Sale without definition are defined in the Purchase Agreement.

          FOR GOOD AND VALUABLE CONSIDERATION, receipt of which is hereby acknowledged, Seller does hereby give, sell, transfer, assign, convey and deliver to Buyer, all of Seller's right, title and interest in and to the Personal Property and Facilities. Buyer acknowledges that Chevron has an ownership interest in some or all of the Personal Property and Facilities.

          BUYER AGREES THAT SELLER IS CONVEYING THE PERSONAL PROPERTY AND FACILITIES WITHOUT REPRESENTATION OR WARRANTY AND SELLER DOES NOT MAKE OR PROVIDE, AND BUYER HEREBY WAIVES, ANY WARRANTY OR REPRESENTATION, EXPRESS OR IMPLIED, AT COMMON LAW, BY STATUTE OR OTHERWISE RELATING TO THE QUALITY, MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, CONFORMITY TO SAMPLES, OR CONDITIONS OF ANY OF THE PERSONAL PROPERTY AND FACILITIES. SELLER DISCLAIMS AND NEGATES, AND BUYER HEREBY WAIVES ALL OTHER REPRESENTATIONS AND WARRANTIES, EXPRESS OR IMPLIED, BY STATUTE OR OTHERWISE. THE PERSONAL PROPERTY AND FACILITIES CONVEYED AS PART OF THE ASSETS ARE SOLD, AND BUYER ACCEPTS SUCH ITEMS "AS IS, WHERE IS, AND WITH ALL FAULTS".


          All references to "Seller" and "Buyer" herein shall be deemed to include their respective nominees, successors and/or assigns, where the context permits.

          Seller covenants that it will, at any time and from time to time upon written request therefor, at Buyer's sole expense and without the assumption of any additional liability therefor, execute and deliver to Buyer, and its nominees, successors and/or assigns, any new or confirmatory instruments and take such further acts as Buyer may reasonably request to fully evidence the assignment and transfer contained herein and to enable Buyer, and its nominees, successors and/or assigns, to realize upon and otherwise any such assets.

          Buyer accepts the foregoing assignment and assumes all obligations of Seller in connection with the Personal Property and Facilities, except as to matters for which Seller has agreed to provide indemnification under the Purchase Agreement (subject to the limitations set forth in the Purchase Agreement).

                                     H-2-1

          This Bill of Sale is being delivered to Buyer pursuant to the terms of the Purchase Agreement. If there is any inconsistency between the terms of this Bill of Sale and the terms of the Purchase Agreement, the terms of the Purchase Agreement will control.

          IN WITNESS WHEREOF, Seller and Buyer have executed this Bill of Sale on the day and year first above written.


SELLER:

UNITED STATES OF AMERICA,
acting by and through its Department of Energy


By:________________________________
     Patricia F. Godley
     Assistant Secretary for Fossil Energy


Buyer:
___________________________________
a ________________________________

By:  ________________________________________
     Its:___________________________________

                                     H-2-2

                                  EXHIBIT H-3

                           FORM OF GENERAL ASSIGNMENT
                           --------------------------

                               GENERAL ASSIGNMENT


          THIS GENERAL ASSIGNMENT (this "Assignment") is made as of __________ ____, 1998, by and between THE UNITED STATES OF AMERICA, acting by and through its Department of Energy ("Seller"), and _______________________________, a
__________________ ("Buyer") pursuant to the terms of that certain Purchase and Sale Agreement dated as of _____________, 1997 by and between Seller and Buyer (the "Purchase Agreement"). Initially capitalized terms used in this General Assignment without definition are defined in the Purchase Agreement.


          FOR GOOD AND VALUABLE CONSIDERATION, the receipt and sufficiency of which are hereby acknowledged, Seller conveys, transfers and assigns unto Buyer all of Seller's right, title and interest in, to and under the Assumed Contracts and Permits, but in each case only to the extent such Assumed Contracts and Permits are assignable. Buyer acknowledges that Chevron may have an interest in some or all of any such Assumed Contracts and Permits.

          Buyer accepts the foregoing assignment and assumes all obligations of Seller in connection with the Assumed Contracts and Permits incurred or accruing on or after the Closing Date.

          BUYER AGREES THAT SELLER IS CONVEYING THE ASSUMED CONTRACTS AND PERMITS WITHOUT REPRESENTATION OR WARRANTY AND SELLER DOES NOT MAKE OR PROVIDE, AND BUYER HEREBY WAIVES, ANY WARRANTY OR REPRESENTATION, EXPRESS OR IMPLIED, AT COMMON LAW, BY STATUTE OR OTHERWISE RELATING TO THE TRANSFERABILITY, ENFORCEABILITY OR CURRENT STATUS OF ANY OF THE ASSUMED CONTRACTS AND PERMITS.


          Seller covenants that it will, at any time and from time to time upon written request therefor, at Buyer's sole expense and without the assumption of any additional liability therefor, execute and deliver to Buyer, and its nominees, successors and/or assigns, any new or confirmatory instruments and take such further acts as Buyer may reasonably request to fully evidence the assignment contained herein and to enable Buyer, and its nominees, successors and/or assigns, to fully realize and enjoy the rights and interests assigned hereby.

          The provisions of this Assignment shall be binding upon, and shall inure to the benefit of, the nominees, successors and/or assigns of Seller and Buyer, respectively.

                                     H-3-1

          This Assignment may be executed in any number of counterparts, and each such counterpart hereof shall be deemed to be an original instrument, but all of such counterparts shall constitute for all purposes one agreement.

          This Assignment is being delivered to Buyer pursuant to the terms of the Purchase Agreement. If there is any inconsistency between the terms of this Assignment and the terms of the Purchase Agreement, the terms of the Purchase Agreement will control.

          IN WITNESS WHEREOF, Seller and Buyer have caused their duly authorized representatives to execute this Assignment as of the date first above written.

Seller:

UNITED STATES OF AMERICA,
acting by and through its Department of Energy


By:________________________________
     Patricia F. Godley
     Assistant Secretary for Fossil Energy


Buyer:
___________________________________
a ________________________________

By:  ________________________________________
     Its:___________________________________

                                     H-3-2

                                  EXHIBIT H-4

                    FORM OF ASSIGNMENT OF BIOLOGICAL OPINION
                    ----------------------------------------

                        ASSIGNMENT OF BIOLOGICAL OPINION


          THIS ASSIGNMENT OF BIOLOGICAL OPINION (this "Assignment of Biological Opinion") is made as of __________ ____, 1998, by and between THE UNITED STATES OF AMERICA, acting by and through its Department of Energy ("Seller"), and _______________________________, a __________________ ("Buyer") pursuant to
Section 3413(d) of the Enabling Legislation and to the terms of that certain Purchase and Sale Agreement dated as of _____________, 1997 by and between Seller and Buyer (the "Purchase Agreement"). Initially capitalized terms used in this Assignment of Biological Opinion without definition are defined in the Purchase Agreement.

          FOR GOOD AND VALUABLE CONSIDERATION, the receipt and sufficiency of which are hereby acknowledged, Seller conveys, transfers and assigns to Buyer all of Seller's right, title and interest in, to and under the Biological Opinion. Buyer acknowledges that Chevron may have an interest in the Biological Opinion.

          Buyer accepts the foregoing assignment and assumes all obligations of Seller under or in connection with the Biological Opinion.

          Seller covenants that it will, at any time and from time to time upon written request therefor, at Buyer's sole expense and without the assumption of any additional liability therefor, execute and deliver to Buyer, and its nominees, successors and/or assigns, any new or confirmatory instruments and take such further acts as Buyer may reasonably request to fully evidence the assignment contained herein and to enable Buyer, and its nominees, successors and/or assigns, to fully realize and enjoy the rights and interests assigned hereby.

          The provisions of this Assignment of Biological Opinion shall be binding upon, and shall inure to the benefit of, the nominees, successors and/or assigns of Seller and Buyer, respectively.

          This Assignment of Biological Opinion may be executed in any number of counterparts, and each such counterpart hereof shall be deemed to be an original instrument, but all of such counterparts shall constitute for all purposes one agreement.

          This Assignment of Biological Opinion is being delivered to Buyer pursuant to the terms of the Purchase Agreement. If there is any inconsistency between the terms of this Assignment of Biological Opinion and the terms of the Purchase Agreement, the terms of the Purchase Agreement will control.

                                     H-4-1

          IN WITNESS WHEREOF, Seller and Buyer have caused their duly authorized representatives to execute this Assignment of Biological Opinion as of the date first above written.

Seller:

UNITED STATES OF AMERICA,
acting by and through its Department of Energy


By:________________________________
     Patricia F. Godley
     Assistant Secretary for Fossil Energy



Buyer:
___________________________________
a ________________________________

By: _________________________________________
     Its:___________________________________

                                     H-4-2

                                   EXHIBIT I

                           UNIT OPERATING AGREEMENT

                               [Attached hereto]

                                Elk Hills Field

                            Kern County, California

                               ----------------

                                UNIT AGREEMENT
                                      and

                           UNIT OPERATING AGREEMENT

                               TABLE OF CONTENTS


ARTICLE I.
                          DEFINITIONS.....................  1

ARTICLE II.
                            EXHIBITS......................  2

ARTICLE III.
                          UNITIZATION AND
                        INTERESTS OF PARTIES..............  2
    A. Unitization: ......................................  2
    B. Oil and Gas Interests:.............................  2
    C. Interests of Parties in Costs and Production.......  2
    D. Subsequently Created Interests:....................  3

ARTICLE IV.
                            TITLES........................  3
    A. Title Examination:.................................  3
    B. Loss or Failure of Title:..........................  3
         1. Failure of Title..............................  3
            ----------------
         2. Loss by Non-Payment or Erroneous Payment of
            -------------------------------------------
              Amount Due..................................  4
              ----------
         3. Other Losses..................................  4
            ------------
         4. Curing Title..................................  4
            ------------

ARTICLE V.
                            OPERATOR......................  5
    A. Designation of Initial Operator and
         Responsibilities of Operator.....................  5
    B. Standards for Operatorship; Designations of Third
         Party Operators:.................................  5
    C. Resignation or Removal of Operator and Selection of
         Successor:.......................................  5
         1. Resignation or Removal of Operator............  5
            ----------------------------------
         2. Selection of Successor Operator...............  5
            -------------------------------
         3. Effect of Bankruptcy..........................  5
            --------------------
         4. Voting When Only Two Parties:.................  6
            -----------------------------
    D. Employees and Contractors..........................  6
    E. Rights and Duties of Operator......................  6
         1. Competitive Rates and Use of Affiliates.......  6
            ---------------------------------------
         2. Discharge of Joint Account Obligations........  6
            --------------------------------------


           3. Protection from Liens.............................  6
              ---------------------
           4. Custody of Funds..................................  6
              -----------------
           5. Access to Unit Area and Records...................  6
              --------------------------------
           6. Filing and Furnishing Governmental Reports........  6
              ------------------------------------------
           7. Drilling and Testing Operations...................  6
              -------------------------------
           8. Cost Estimates....................................  7
              --------------
           9. Insurance.........................................  7
              ---------

     ARTICLE VI.

                 DRILLING AND DEVELOPMENT.......................  7
         A. Operations..........................................  7
           1. Proposed Operations...............................  7
              ------------------
           2. Operations by less Than All parties...............  7
              -----------------------------------
           3. Stand-By Costs....................................  9
              --------------
           4. Deepening.........................................  9
              ---------
           5. Sidetracking...................................... 10
              -----------
           6. Order of Preference of Operations................. 10
              ---------------------------------
           7. Conformity to Spacing Pattern..................... 10
              -----------------------------
           8. Paying Wells...................................... 10
              ------------
         B. Completion of Wells; Reworking and Plugging Back.... 10
           1. Completion........................................ 10
              ----------
           2. Rework, Recomplete or Plug Back................... 11
              -------------------------------
         C. Other Operations.................................... 11
         D. Abandonment of Wells................................ 11
           1. Abandonment of Dry Holes.......................... 11
              ------------------------
           2. Abandonment of Wells That Have Produced........... 12
              ---------------------------------------
           3. Abandonment of Non-Consent Operations............. 12
              -------------------------------------
         E. Termination of Operations........................... 12
         F. Taking Production in Kind: Gas Balancing Agreement
              Attached.......................................... 12

     ARTICLE VII.
                   EXPENDITURES AND LIABILITY OF PARTIES........ 13
         A. Liability of Parties................................ 13
         B. Liens and Security Interests........................ 13
         C. Advances............................................ 14
         D. Defaults and Remedies............................... 14
           1. Suspension of Rights.............................. 14
              --------------------
           2. Recovery of Damages............................... 14
              -------------------
           3. Deemed Non-Consent................................ 14
              ------------------
           4. Advance Payment................................... 14
              ---------------
         E. Rentals, Shut-in Well Payments and Minimum
              Royalties......................................... 15
         F. Taxes............................................... 15

     ARTICLE VIII.
                   MAINTENANCE OR TRANSFER OF INTEREST.......... 15
         A. Assignment; Maintenance of Uniform Interest......... 15
         B. Waiver of Rights to Partition....................... 16
         C. Notice of Intent to Sell:........................... 16

     ARTICLE IX.
                   IMPROVED OIL AND GAS RECOVERY PROGRAMS....... 16
         A. Improved Oil and Gas Recovery Programs.............. 16


    B.  Above Ground Facilities:.......................................  16

ARTICLE X.
                INTERNAL REVENUE CODE ELECTION.........................  16

ARTICLE XI.
                     CLAIMS AND LAWSUITS...............................  17

ARTICLE XII.
                       FORCE MAJEURE...................................  17

ARTICLE XIII.
                          NOTICES......................................  17

ARTICLE XIV.
                     TERM OF AGREEMENT.................................  17

ARTICLE XV.
          COMPLIANCE WITH LAWS AND REGULATIONS.........................  18
    A. Laws, Regulations and Orders....................................  18
    B. Regulatory Agencies.............................................  18

ARTICLE XVI.
                         MISCELLANEOUS.................................  18
    A. Execution.......................................................  18
    B. Successors and Assigns..........................................  18
    C. Counterparts....................................................  18
    D. Severability....................................................  18

ARTICLE XVII.
                       DISPUTE RESOLUTION..............................  18
    A. Resolution of Disputes..........................................  18
    B. Binding Arbitration.............................................  19
         1. Arbitrators................................................  19
            -----------
         2. Representation.............................................  20
            --------------
         3. Pre-Hearing Procedures.....................................  20
            ----------------------
         4. Hearing....................................................  21
            -------
         5. Award and Enforcement......................................  22
            ---------------------
         6. General Terms..............................................  22
            -------------

ARTICLE XVIII.
        ANNUAL OPERATION PLAN AND ANNUAL MEETING.......................  23
    A.  Annual Operating Plan..........................................  23
         1. Content of Annual Operating Plan...........................  23
         2. Annual Meeting and Submission of Annual Operating Plan.....  24
         3. Distribution of Final Annual Operating Plan................  24
         4. Purpose of Annual Operating Plan...........................  24

                                Elk Hills Field

                            Kern County, California

                              -------------------

                                UNIT AGREEMENT

                                      and

                           UNIT OPERATING AGREEMENT
                                                      /1/
      This AGREEMENT, entered into by and between _____________________ hereinafter designated and referred to as "Operator," and the signatory party or parties other than Operator, sometimes hereinafter referred to individually as "Non-Operator," and collectively as "Non-Operators" effective as of 12:01 a.m. on __________________________, 1998.

                                  WITNESSETH:

      WHEREAS, the parties to this agreement are owners for Oil and Gas Interests in the land identified in Exhibit "A," and the parties hereto have reached an agreement to explore and develop these Oil and Gas Interests for the production of Oil and Gas to the extent and as hereinafter provided.

     NOW, THEREFORE, it is agreed as follows:

                                   ARTICLE I.
                                  DEFINITIONS

      As used in this agreement, the following words and terms shall have the meanings here ascribed to them:

      A. The term "AFE" shall mean an Authority for Expenditure prepared by a party to this agreement for the purpose of estimating the costs to be incurred in conducting an operation hereunder.
      B. The term "Affiliate" of a party shall mean any company that is owned or controlled by that party. For purposes of this definition, ownership or control of a company exists if 10% or more of the stock of such company that has the right to vote for directors is owned or controlled, directly or indirectly, by that party. The stock owned or controlled by that party shall be deemed to include all stock owned or controlled, directly or indirectly, by any other company that is owned or controlled by that party.
      Wherever in this agreement an action requires a vote or concurrence of two or more parties, that vote or concurrence shall be deemed to require the vote of two or more parties which are not affiliates.
      C. The term "Completion" or "Complete" shall mean a single operation intended to complete a well as a producer of Oil and Gas in one or more Zones, including, but not limited to, the setting of production casing, perforating, well stimulation and production testing conducted in such operation.
      D. The term "Deepen" shall mean a single operation whereby a well is drilled to an objective Zone below the deepest Zone in which the well was previously drilled, or below the Deepest Zone proposed in the associated AFE, whichever is the lesser.
      E. The terms "Drilling Party" and "Consenting Party" shall mean a party who agrees to join in and pay its share of the cost of any operation conducted under the provisions of this agreement.
      F. The term "Drilling Unit" shall mean the area fixed for the drilling of one well by order or rule of any state or federal body having authority. If a Drilling Unit is not fixed by any such rule or order, a Drilling Unit shall be the drilling unit as established by the pattern of drilling in the Unit Area unless fixed by express agreement of the Drilling Parties.
      G. The term "Drillsite" shall mean the Oil and Gas Interest on which a proposed well is to be located.
      H. The term "Non-Consent Well" shall mean a well in which less than all parties have conducted an operation as provided in Article VI.A.2.
      I. The terms "Non-Drilling Party" and "Non-Consenting Party" shall mean a party who elects not to participate in a proposed operation.
      J. The term "Oil and Gas" shall mean oil, gas, casinghead gas, gas condensate, and/or all other liquid or gaseous hydrocarbons and other marketable substances produced therewith, unless an intent to limit the inclusiveness of this term is specifically stated.

---------------------
   /1/ Blank to be filled with name of the buyer of interest that carries operatorship right.

      K. The term "Oil and Gas Interests" or "Interests" shall mean unleased fee and mineral interests in Oil and Gas in tracts of land lying within the Unit Area which are owned by parties to this agreement.
      L. The term "Plug Back" shall mean a single operation whereby a deeper Zone is abandoned in order to attempt a Completion in a shallower Zone.
      M. The term "Recompletion" or "Recomplete" shall mean an operation whereby a Completion in one Zone is abandoned in order to attempt a Completion in a different Zone within the existing wellbore.
      N. The term "Rework" shall mean an operation conducted in the wellbore of a well after it is Completed to secure, restore, or improve production in a Zone which is currently open to production in the wellbore. Such operations include, but are not limited to, well stimulation operations but exclude any routine repair or maintenance work or drilling, Sidetracking, Deepening, Completing, Recompleting, or Plugging Back of a well.
      O. The term "Sidetrack" shall mean the directional control and intentional deviation of a well from vertical so as to change the bottom hole location unless done to straighten the hole or to drill around junk in the hole to overcome other mechanical difficulties.
      P. The term "Unit Area" shall mean all of the lands, and Oil and Gas Interests intended to be developed and operated on a unitized basis for Oil and Gas purposes under this agreement insofar and only insofar as such lands, and Oil and Gas Interests cover the right to obtain production from the Zones described in Exhibit A-2. Such lands, and Oil and Gas Interests are described in Exhibit "A(1)."
      Q. The term "Zone" shall mean one of the five producing Zones specifically identified on Exhibit "A(2)" and also the non-producing Tulare Zone, also described in Exhibit "A(2)", which is used in aid of the operation of the Unit Area.

                                  ARTICLE II.
                                   EXHIBITS

The following exhibits, as indicated below and attached hereto, are incorporated in and made a part hereof:
  X  A. Exhibit "A," shall include the following information:
----
             (1) Description of lands subject to this agreement,
             (2) Restrictions, if any, as to depths, formations, or substances,
             (3) Parties to agreement with addresses and telephone numbers for notice purposes,
             (4) Percentages or fractional interests of parties to this agreement.
  X  B. Exhibit "B," Accounting Procedure.
----
  X  C. Exhibit "C," Insurance.
----
  X  D. Exhibit "D," Gas Balancing Agreement.
----
  X  E. Exhibit "E," Non-Discrimination and Certification of Non-Segregated
----
        Facilities.
        If any provision of any exhibit, except Exhibits "D" and "E" is inconsistent with any provision contained in the body of this agreement, the provisions in the body of this agreement shall prevail.

                                 ARTICLE III.
                                UNITIZATION AND
                             INTERESTS OF PARTIES

A.  Unitization:
        All Oil and Gas Interests in each Zone are hereby unitized so that operations may be conducted as if the Unit Area consisted of a single Oil and Gas Interest. In pursuing operations the parties shall have the right to inject substances into the Unit Area together with the right to drill, use, and maintain injection wells in the Unit Area, and to use for injection purposes any producing, nonproducing or abandoned wells or dry holes in the Unit Area. The parties shall further have all the rights of ingress, egress, use of surface and subsurface, for laying pipelines and any other rights in pursuit of unitized operations the same as if the entire Unit Area were a single Oil and Gas Interest. Nothing herein, however, shall be construed to result in the transfer of title to the Oil and Gas Interests by any party to any other party or to the Operator.
B.  Oil and Gas Interests:
        If any party owns an Oil and Gas Interest in the Unit Area, that Interest shall be treated for all purposes of this agreement and during the term hereof as if the owner owned the entire interest therein including any royalties and other burdens on production that may be created in the future.
C.  Interests of Parties in Costs and Production:
        Unless changed by other provisions, all costs and liabilities incurred in operations under this agreement shall be borne and paid and all equipment and materials acquired after the effective date of this agreement in operations on the Unit Area shall be owned, by the parties as their interests are set forth in
Part 1 of Exhibit "A(4)." All equipment, facilities and materials located on the Unit Area at the effective date of this agreement shall be owned by the parties as their interests are set forth in Part 2 of Exhibit A(4). In the same manner, the parties shall also own all production of Oil and Gas from the Unit Area subject, however, to the payment of royalties and other burdens on production as described hereafter.
        Regardless of which party has contributed any Oil and Gas Interest on which royalty or other burdens may be payable and except as otherwise expressly provided in this agreement, each party shall pay or deliver, or cause to be paid or delivered, all burdens on its share of the production from the Unit Area up to, but not in excess of, 100% of its share and shall indemnify, defend and hold the other parties free from any liability therefor. Except as otherwise expressly provided in this agreement, if any party has contributed hereto any Interest which is burdened with any royalty, overriding royalty, production payment or other burden on production in excess of the amounts stipulated above, such party so burdened shall assume and alone bear all such excess obligations and shall indemnify, defend and hold the other parties hereto harmless from any and all claims attributable to such excess burden. However, so long as the Drilling Unit for the productive Zone(s) is identical with the Unit Area, each party shall pay or deliver, or cause to be paid or delivered, all burdens on production from the Unit Area due under the terms of the Oil and Gas Interest(s) which such party has contributed to this agreement, and shall indemnify, defend and hold the other parties free from any liability therefor.
      No party shall ever be responsible, on a price basis higher than the price received by such party, to any other party's lessor or royalty owner, and if such other party's lessor or royalty owner should demand and receive settlement on a higher price basis, the party contributing the affected Interest shall bear the additional royalty burden attributable to such higher price.
      Nothing contained in this Article III.C shall be deemed an assignment or cross-assignment of interests covered hereby, and in the event two or more parties contribute to this agreement jointly owned Interests, the parties' undivided interest in said Leaseholds shall be deemed separate leasehold interests for the purposes of this agreement.
D. Subsequently Created Interests:
      If any party has contributed hereto an Interest that is burdened with an assignment of production given as security for the payment of money, or if, after the date of this agreement, any party creates an overriding royalty, production payment, net profits interest, assignment of production or other burden payable out of production attributable to its working interest hereunder, such burden shall be deemed a "Subsequently Created Interest." Further, if any party has contributed hereto an Interest burdened with an overriding royalty, production payment, net profits interest, or other burden payable out of production created prior to the date of this agreement, and such burden is not shown on Exhibit "A," such burden also shall be deemed a Subsequently Created Interest to the extent such burden causes the burdens on such party's Interest to exceed the amount stipulated in Article III.C. above.
      The party whose interest is burdened with the Subsequently Created Interest (the "Burdened Party") shall assume and alone bear, pay and discharge the Subsequently Created Interest and shall indemnify, defend and hold harmless the other parties from and against any liability therefor. Further, if the Burdened Party fails to pay, when due, its share of expenses chargeable hereunder, all provisions of Article VII.B. shall be enforceable against the Subsequently Created Interest in the same manner as they are enforceable against the working interest of the Burdened Party. If the Burdened Party is required under this agreement to assign or relinquish to any other party, or parties, all or a portion of its working interest and/or the production attributable thereto, said other party, or parties, shall receive said assignment and/or production free and clear of said Subsequently Created Interest, and the Burdened Party shall indemnify, defend and hold harmless said other party, or parties, from any and all claims and demands for payment asserted by owners of the Subsequently Created Interest.

                                  ARTICLE IV.
                                    TITLES
A. Title Examination:
     Title examination shall be made on the Drillsite of any proposed well prior to commencement of drilling operations and, if a majority in interest of the Drilling Parties so request or Operator so elects, title examination shall be made on the entire Drilling Unit, or maximum anticipated Drilling Unit, of the well. The opinion will include the ownership of the working interest, minerals, royalty, overriding royalty and production payments under the applicable Interests, if any. Each party contributing Oil and Gas Interests to be included in the Drillsite or Drilling Unit, if appropriate, shall furnish to Operator all abstracts (including federal lease status reports), title opinions, title papers and curative material in its possession free of charge. All such information not in the possession of or made available to Operator by the parties, but necessary for the examination of the title, shall be obtained by Operator. Operator shall cause title to be examined by attorneys on its staff or by outside attorneys. Copies of all title opinions shall be furnished to each Drilling Party. Costs incurred by Operator in procuring abstracts, fees paid outside attorneys for title examination (including preliminary, supplemental, shut-in royalty opinions and division order title opinions) and other direct charges as provided in Exhibit "C" shall be borne by the Drilling Parties in the proportion that the interest of each Drilling Party bears to the total interest of all Drilling Parties as such interests appear in Exhibit "A." Operator shall make no charge for services rendered by its staff attorneys or other personnel in the performance of the above functions.
      Each party shall be responsible for securing curative matter and pooling amendments or agreements required in connection with Oil and Gas Interests contributed by such party. Operator shall be responsible for the preparation and recording of pooling designations or declarations and communitization agreements as well as the conduct of hearings before governmental agencies for the securing of spacing or pooling orders or any other orders necessary or appropriate to the conduct of operations hereunder. This shall not prevent any party from appearing on its own behalf at such hearings. Costs incurred by Operator, including fees paid to outside attorneys, which are associated with hearings before governmental agencies, and which costs are necessary and proper for the activities contemplated under this agreement, shall be direct charges to the joint account and shall not be covered by the administrative overhead charges as provided in Exhibit "C." Operator shall make no charge for services rendered by its staff attorneys or other personnel in the performance of the above functions.
      No well shall be drilled on the Unit Area until after (1) the title to the Drillsite or Drilling Unit, if appropriate, has been examined as above provided, and (2) the title has been approved by the examining attorney or title has been accepted by all of the Drilling Parties in such well.
B. Loss or Failure of Title:
     1. Failure of Title: Should any Oil and Gas Interest be lost through
        -----------------
failure of title, which results in a reduction of interest from that shown on Exhibit "A," the party credited with contributing the affected interest (including, if applicable, a successor in interest to such party) shall have ninety (90) days from final determination of title failure to acquire a new instrument curing the entirety of the title failure, which acquisition will not be subject to Article VIII.B., and failing to do so, this agreement, nevertheless, shall continue in force as to all remaining Oil and Gas Interests; and,
           (a) The party credited with contributing the Oil and Gas Interest affected by the title failure (including, if applicable, a successor in interest to such party) shall bear alone the entire loss and it shall not be entitled to recover from Operator or the other parties any development or operating costs which it may have previously paid or incurred, but there shall be no additional liability on its part to the other parties hereto by reason of such title failure;
           (b) There shall be no retroactive adjustment of expenses incurred or revenues received from the operation of the Interest which has failed, but the interests of the parties contained on Exhibit "A" shall be revised on the basis prescribed in Exhibit A(4), as of the time it is determined finally that title failure has occurred, so that the interest of the party whose Interest is affected by the title failure will thereafter be reduced in the Unit Area by the amount of the Interest failed;
           (c) If the proportionate interest of the other parties hereto in any producing well previously drilled on the Unit Area is increased by reason of the title failure, the party who bore the costs incurred in connection with such well attributable to the Interest which has failed shall receive the proceeds attributable to the increase in such interest (less costs and burdens attributable thereto) until it has been reimbursed for unrecovered costs paid by it in connection with such well attributable to such failed Interest;
           (d) Should any person not a party to this agreement, who is determined to be the owner of any Interest which has failed, pay in any manner any part of the cost of operation, development, or equipment, such amount shall be paid to the party or parties who bore the costs which are so refunded;
           (e) Any liability to account to a person not a party to this agreement for prior production of Oil and Gas which arises by reason of title failure shall be borne severally by each party (including a predecessor to a current party) who received production for which such accounting is required based on the amount of such production received, and each such party shall severally indemnify, defend and hold harmless all other parties hereto for any such liability to account;
           (f) No charge shall be made to the joint account for legal expenses, fees or salaries in connection with the defense of the Interest claimed to have failed, but if the party contributing such Interest hereto elects to defend its title it shall bear all expenses in connection therewith; and
           (g) If any party is given credit on Exhibit "A" to an Interest which is limited solely to ownership of an interest in the wellbore of any well or wells and the production therefrom, such party's absence of interest in the remainder of the Unit Area shall be considered a Failure of Title as to such remaining Unit Area unless that absence of interest is reflected on Exhibit "A."
           2. Loss by Non-Payment or Erroneous Payment of Amount Due: If,
              -------------------------------------------------------
through mistake or oversight, any rental, shut-in well payment, minimum royalty or royalty payment, or other payment necessary to maintain all or a portion of an Oil and Gas Interest is not paid or is erroneously paid, and as a result an Interest terminates, there shall be no monetary liability against the party who failed to make such payment. Unless the party who failed to make the required payment secures a new Interest covering the same interest within ninety (90) days from the discovery of the failure to make proper payment, which acquisition will not be subject to Article VIII.B., the interests of the parties reflected on Exhibit "A" shall be revised on the basis prescribed in Exhibit A(4), effective as of the date of termination of the lease or Interest involved, and the party who failed to make proper payment will no longer be credited with an interest in the Unit Area on account of ownership of the Interest which has terminated. If the party who failed to make the required payment shall not have been fully reimbursed, at the time of the loss, from the proceeds of the sale of Oil and Gas attributable to the lost Interest, calculated on the basis prescribed in Exhibit A(4), for the development and operating costs previously paid on account of such Interest, it shall be reimbursed for unrecovered actual costs previously paid by it (but not for its share of the cost of any dry hole previously drilled or wells previously abandoned) from so much of the following as is necessary to effect reimbursement:
           (a) Proceeds of Oil and Gas produced prior to termination of the Interest, less operating expenses and lease burdens chargeable hereunder to the person who failed to make payment, previously accrued to the credit of the lost Interest, on the basis prescribed in Exhibit A(4), up to the amount of unrecovered costs;
           (b) Proceeds of Oil and Gas, less operating expenses and lease burdens chargeable hereunder to the person who failed to make payment, up to the amount of unrecovered costs attributable to that portion of Oil and Gas thereafter produced and marketed (excluding production from any wells thereafter drilled) which, in the absence of such Interest termination, would be attributable to the lost Interest on the basis prescribed in Exhibit A(4) and which as a result of such Interest termination is credited to other parties, the proceeds of said portion of the Oil and Gas to be contributed by the other parties in proportion to their respective interests reflected on Exhibit "A(4)"; and,
           (c) Any monies, up to the amount of unrecovered costs, that may be paid by any party who is, or becomes, the owner of the Interest lost, for the privilege of participating in the Unit Area or becoming a party to this agreement.
     3. Other Losses: All losses of Interests committed to this agreement, other
        -------------
than those set forth in Articles IV.B.1. and IV.B.2. above, shall be joint losses and shall be borne by all parties in proportion to their interests shown on Exhibit "A(4)." This shall include but not be limited to the loss of any Interest through failure to develop or because express or implied covenants have not been performed (other than performance which requires only the payment of money). There shall be no readjustment of interests in the remaining portion of the Unit Area on account of any joint loss.
     4. Curing Title: In the event of a Failure of Title under Article IV.B.1.
        -------------
or a loss of title under Article IV.B.2. above, any Interest acquired by any party hereto (other than the party whose interest has failed or was lost) during the ninety (90) day period provided by Article IV.B.1. and Article IV.B.2. above covering all or a portion of the interest that has failed or was lost shall be offered at cost to the party whose interest has failed or was lost, and the provisions of Article VIII.B. and Article VIII.F. shall not apply to such acquisition.

                                  ARTICLE V.
                                   OPERATOR

A. Designation of Initial Operator and Responsibilities of Operator:
         _______________ shall be the Operator of the Unit Area and shall conduct and direct and have full control of all operations on the Unit Area as permitted and required by, and within the limits of this agreement. In its performance of services hereunder for the Non-Operators, Operator shall be an independent contractor not subject to the control or direction of the Non-Operators except as to the type of operation to be undertaken in accordance with the election procedures contained in this agreement. Operator shall not be deemed, or hold itself out as, the agent of the Non-Operators with authority to bind them to any obligation or liability assumed or incurred by Operator as to any third party, and Operator shall not have fiduciary obligations to the Non-Operators or be deemed to have established a confidential relationship with the Non-Operators. Operator shall conduct its activities under this agreement as a reasonable prudent operator, in a good and workmanlike manner, with due diligence and dispatch, in accordance with good oilfield practice, and in compliance with applicable law and regulation, but in no event shall it have any liability as Operator to the other parties for losses sustained or liabilities incurred except such as may result from gross negligence or willful misconduct.
B. Standards for Operatorship; Designations of Third Party Operators:
         No party to this agreement or third party may become Operator unless such party meets the following minimum requirements: The proposed Operator has:
1) minimum assets of Two Hundred Million U.S. Dollars ($200,000,000.00); and 2) either directly or through its affiliates operated oil and gas properties with at least 500 wells in the aggregate. The named Operator and any other party to this agreement hereafter designated as Operator may delegate its right to serve as Operator to a third party contractor meeting the foregoing standards, provided no such delegation may impose on Non-Operators total costs and expenses in excess of the total costs and expenses that would have been incurred in the absence of such delegation. If the named Operator in Article V.A. does not meet the foregoing standards, that Operator shall immediately so notify the Non-Operators and within 30 days of such notice delegate its rights to act as Operator to a third party contractor that does meet those standards.
C. Resignation or Removal of Operator and Selection of Successor:
         1. Resignation or Removal of Operator:  Operator may resign at any
            -----------------------------------
time by giving written notice thereof to Non-Operators. If Operator terminates its legal existence, no longer owns an interest hereunder in the Unit Area, or is no longer capable of serving as Operator, Operator shall be deemed to have resigned without any action by Non-Operators, except the selection of a successor. Operator may be removed only for good cause by the affirmative vote of two or more Non-Operators owning a majority interest based on weighted ownership for voting purposes as shown on Exhibit "A(4)" remaining after excluding the voting interest of Operator or, if only two parties to this agreement, by the affirmative vote of the Non-Operator; such vote shall not be deemed effective until a written notice has been delivered to the Operator by a Non-Operator detailing the alleged default and Operator has failed to cure the default within one hundred twenty (120) days from its receipt of the notice.
For purposes hereof, "good cause" shall mean not only gross negligence or willful misconduct but also the material ongoing breach of this Agreement, not cured within the allowable period, which will cause significant financial harm to the Parties or a material adverse change in valuation of the Unit Area.
         Subject to Article VII.D.1., such resignation or removal shall not become effective until 7:00 o'clock A.M. on the first day of the calendar month following the expiration of ninety (90) days after (i) the giving of notice of resignation by Operator or (ii) expiration of the 120-day period to cure a default if no such cure occurs, unless a successor Operator has been selected and assumes the duties of Operator at an earlier date. Operator, after effective date of resignation or removal, shall be bound by the terms hereof as a Non-Operator. A change of a corporate name or structure of Operator or transfer of Operator's interest to any single subsidiary, parent or successor corporation shall not be the basis for removal of Operator.
         2. Selection of Successor Operator:  Upon the resignation or removal
            --------------------------------
of Operator under any provision of this agreement, a successor Operator shall be selected by the parties. The successor Operator shall be selected from the parties owning an interest in the Unit Area at the time such successor Operator is selected. The successor Operator shall be selected by the affirmative vote of two (2) or more parties owning a majority interest based on weighted
   -------
ownership for voting purposes as shown on Exhibit "A(4)"; provided, however, if an Operator which has been removed or is deemed to have resigned fails to vote or votes only to succeed itself, the successor Operator shall be selected by the affirmative vote of two or more parties owning a majority interest based on weighted ownership for voting purposes as shown on Exhibit "A(4)" remaining after excluding the voting interest of the Operator that was removed or resigned. The former Operator shall promptly deliver to the successor Operator all records and data relating to the operations conducted by the former Operator to the extent such records and data are not already in the possession of the successor Operator. Any cost of obtaining or copying the former Operator's records and data shall be charged to the joint account.
         3. Effect of Bankruptcy:  If Operator becomes insolvent, bankrupt or
            ---------------------
is placed in receivership, it shall be deemed to have resigned without any action by Non-Operators, except the selection of a successor. If a petition for relief under the federal bankruptcy laws is filed by or against Operator, and the removal of Operator is prevented by the federal bankruptcy court, all Non-Operators and Operator shall comprise an interim operating committee to serve until Operator has elected to reject or assume this agreement pursuant to the Bankruptcy Code, and an election to reject this agreement by Operator as a debtor in possession, or by a trustee in bankruptcy, shall be deemed a resignation as Operator without any action by Non-Operators, except the selection of a successor. During the period of time the operating committee controls operations, all actions shall require the approval of two (2) or more parties owning a majority interest based on weighted ownership for voting purposes as shown on Exhibit "A(4)." In the event there are only two (2) parties to this agreement, during the period of time the operating committee controls operations, a third party acceptable to Operator, Non-Operator and the federal bankruptcy court shall be selected as a member of the operating committee, and all actions shall require the approval of two (2) members of the operating committee without regard for their interest in the Unit Area based on Exhibit "A(4)."
         4.  Voting When Only Two Parties:  At any time when there are only two
             ----------------------------
parties to this agreement, Article V shall require only the vote of the owner of the majority interest in the Unit Area based on weighted ownership for voting purposes in accordance with Exhibit A(4). However, when the owner of the majority interest in the Unit Area was the Operator that was being removed or deemed to have resigned, and elects not to vote for any successor Operator or votes only to succeed itself and the owner of the minority interest in the Unit Area has a weighted ownership for voting purposes greater than 20% of the Unit Area, then only the vote of the owner of the minority-interest shall be required to select the successor Operator. If, however, the owner of the majority interest in the Unit Area was the former Operator and was removed or deemed to have resigned, and elects not to vote for any successor Operator or votes only to succeed itself and the owner of the minority interest in the Unit Area has a weighted ownership for voting purposes less than or equal to 20%, then the owner of the minority interest may only select as successor Operator a third party meeting the standards set forth in Article V.B. and may not elect itself as successor Operator even if it meets those standards.
D.  Employees and Contractors:
         The number of employees or contractors used by Operator in conducting operations hereunder, their selection, and the hours of labor and the compensation for services performed shall be determined by Operator, and all such employees or contractors shall be the employees or contractors of Operator.
E.  Rights and Duties of Operator:
         1.  Competitive Rates and Use of Affiliates:  All wells drilled on the
             ----------------------------------------
Unit Area shall be drilled on a competitive contract basis at the usual rates prevailing in the area. If it so desires, Operator may employ its own tools and equipment in the drilling of wells, but its charges therefor shall not exceed the prevailing rates in the area and the rate of such charges shall be agreed upon by the parties in writing before drilling operations are commenced, and such work shall be performed by Operator under the same terms and conditions as are customary and usual in the area in contracts of independent contractors who are doing work of a similar nature. All work performed or materials supplied by affiliates or related parties of Operator shall be performed or supplied at competitive rates, pursuant to written agreement, and in accordance with customs and standards prevailing in the industry.
         2.  Discharge of Joint Account Obligations:  Except as herein otherwise
             ---------------------------------------
specifically provided, Operator shall promptly pay and discharge expenses incurred in the development and operation of the Unit Area pursuant to this agreement and shall charge each of the parties hereto with their respective proportionate shares upon the expense basis provided in Exhibit "C." Operator shall keep an accurate record of the joint account hereunder, showing expenses incurred and charges and credits made and received.
         3.  Protection from Liens:  Operator shall pay, or cause to be paid, as
             ----------------------
and when they become due and payable, all accounts of contractors and suppliers and wages and salaries for services rendered or performed, and for materials supplied on, to or in respect of the Unit Area or any operations for the joint account thereof, and shall keep the Unit Area free from liens and encumbrances resulting therefrom except for those resulting from a bona fide dispute as to services rendered or materials supplied.
         4.  Custody of Funds:  Operator shall hold for the account of the
             -----------------
Non-Operators any funds of the Non-Operators advanced or paid to the Operator, either for the conduct of operations hereunder or as a result of the sale of production from the Unit Area, and such funds shall remain the funds of the Non-Operators on whose account they are advanced or paid until used for their intended purpose or otherwise delivered to the Non-Operators or applied toward the payment of debts as provided in Article VII.B. Nothing in this paragraph shall be construed to establish a fiduciary relationship between Operator and Non-Operators for any purpose other than to account for Non-Operator funds as herein specifically provided. Nothing in this paragraph shall require the maintenance by Operator of separate accounts for the funds of Non-Operators unless the parties otherwise specifically agree.
         5.  Access to Unit Area and Records:  Operator shall, except as
             --------------------------------
otherwise provided herein, permit each Non-Operator or its duly authorized representative, at the Non-Operator's sole risk and cost, full and free access at all reasonable times to all operations of every kind and character being conducted for the joint account on the Unit Area and to the records of operations conducted thereon or production therefrom, including Operator's books and records relating thereto. Such access rights shall not be exercised in a manner interfering with Operator's conduct of an operation hereunder and shall not obligate Operator to furnish any geologic or geophysical data of an interpretive nature unless the cost of preparation of such interpretive data was charged to the joint account. Operator will furnish to each Non-Operator upon request copies of any and all reports and information obtained by Operator in connection with production and related items, including, without limitation, meter and chart reports, production purchaser statements, run tickets and monthly gauge reports, but excluding purchase contracts and pricing information to the extent not applicable to the production of the Non-Operator seeking the information. Any audit of Operator's records relating to amounts expended and the appropriateness of such expenditures shall be conducted in accordance with the audit protocol specified in Exhibit "C."
         6.  Filing and Furnishing Governmental Reports:  Operator will file,
             -------------------------------------------
and upon written request promptly furnish copies to each requesting Non-Operator not in default of its payment obligations, all operational notices, reports or applications required to be filed by local, State, Federal or Indian agencies or authorities having jurisdiction over operations hereunder. Each Non-Operator shall provide to Operator on a timely basis all information necessary to Operator to make such filings.
         7.  Drilling and Testing Operations:  The following provisions shall
             --------------------------------
apply to each well drilled hereunder.
                (a) Operator will promptly advise Non-Operators of the date on which the well is spudded, or the date on which drilling operations are commenced.
                (b) Operator will send to Non-Operators such reports, test results and notices regarding the progress of operations on the well as the Non-Operators shall reasonably request, including but not limited to, daily drilling reports, completion reports, and well logs.

         (c) Operator shall adequately test all Zones encountered which may reasonably be expected to be capable of producing Oil and Gas in paying quantities as a result of examination of the electric log or any other logs or cores or tests conducted hereunder.
    8.  Cost Estimates:  Upon request of any Consenting Party, Operator shall
        ---------------
furnish estimates of current and cumulative costs incurred for the joint account at reasonable intervals during the conduct of any operation pursuant to this agreement. Operator shall not be held liable for errors in such estimates so long as the estimates are made in good faith.
    9.  Insurance:  At all times while operations are conducted hereunder,
        ----------
Operator shall comply with the workers compensation law of the state where the operations are being conducted; provided, however, that Operator may be a self-insurer for liability under said compensation laws in which event the only charge that shall be made to the joint account shall be as provided in Exhibit "C". Operator shall also carry or provide insurance for the benefit of the joint account of the parties as outlined in Exhibit "D" attached hereto and made a part hereof. Operator shall require all contractors engaged in work on or for the Unit Area to comply with the workers compensation law of the state where the operations are being conducted and to maintain such other insurance as Operator may require naming Operator and all parties to this agreement as additional insureds.
         In the event automobile liability insurance is specified in said Exhibit "D," or subsequently receives the approval of the parties, no direct charge shall be made by Operator for premiums paid for such insurance for Operator's automotive equipment.

                                  ARTICLE VI.
                           DRILLING AND DEVELOPMENT

A.  Operations:
         1.  Proposed Operations:  If any party hereto should desire to drill
             --------------------
any well on the Unit Area, or if any party should desire to Rework, Sidetrack, Deepen, Recomplete or Plug Back a dry hole or a well no longer capable of producing in paying quantities in which such party has not otherwise relinquished its interest in the proposed objective Zone under this agreement, the party desiring to drill, Rework, Sidetrack, Deepen, Recomplete or Plug Back such a well shall give written notice of the proposed operation to the parties who have not otherwise relinquished their interest in such objective Zone under this agreement and to all other parties in the case of a proposal for Sidetracking or Deepening, specifying the work to be performed, the location, proposed depth, objective Zone and the estimated cost of the operation. No operation hereunder shall be conducted without the consent of at least two parties in the aggregate owning not less than fifty-one percent (51%) of the working interest based on the ownership in the proposed objective zone as set forth in Exhibit "A(4)." The parties to whom such a notice is delivered shall have thirty (30) days after receipt of the notice within which to notify the party proposing to do the work whether they elect to participate in the cost of the proposed operation. If a drilling rig is on location, notice of a proposal to Rework, Sidetrack, Recomplete, Plug Back or Deepen may be given by telephone and the response period shall be limited to forty-eight (48) hours, exclusive of Saturday, Sunday and legal holidays. Failure of a party to whom such notice is delivered to reply within the period above shall constitute an election by that party not to participate in the cost of the proposed operation. Any proposal by a party to conduct an operation conflicting with the operation initially proposed shall be delivered to all parties within the time and in the manner provided in Article VI.A.6.
         If all parties to whom such notice is delivered elect to participate in such a proposed operation, the parties shall be contractually committed to participate therein provided such operations are commenced within the time period hereafter set forth, and Operator shall, no later than one hundred twenty
(120) days after expiration of the notice period of thirty (30) days (or as promptly as practicable after the expiration of the forty-eight (48) hour period when a drilling rig is on location, as the case may be), actually commence the proposed operation and thereafter complete it with due diligence at the risk and expense of the parties participating therein; provided, however, said commencement date may be extended upon written notice of same by Operator to the other parties, for a period of up to thirty (30) additional days if, in the sole opinion of Operator, such additional time is reasonably necessary to obtain permits from governmental authorities, surface rights (including rights-of-way) or appropriate drilling equipment, or to complete title examination or curative matter required for title approval or acceptance. If the actual operation has not been commenced within the time provided (including any extension thereof as specifically permitted herein or in the force majeure provisions of Article XII) and if any party hereto still desires to conduct said operation, written notice proposing same must be resubmitted to the other parties in accordance herewith as if no prior proposal had been made. Those parties that did not participate in the drilling of a well for which a proposal to Deepen or Sidetrack is made hereunder shall, if such parties desire to participate in the proposed Deepening or Sidetracking operation, reimburse the Drilling Parties in accordance with
Article VI.A.4. in the event of a Deepening operation and in accordance with
Article VI.A.5. in the event of a Sidetracking operation.
         2.  Operations by Less Than All Parties:
             ------------------------------------
                (a) Determination of Participation.  If any party to whom such
                    -------------------------------
notice is delivered as provided in Article VI.A.1. or VI.B.1. elects not to participate in the proposed operation, then, in order to be entitled to the benefits of this Article, the party or parties giving the notice and such other parties as shall elect to participate in the operation shall, no later than ninety (90) days after the expiration of the notice period of thirty (30) days (or as promptly as practicable after the expiration of the forty-eight (48) hour period when a drilling rig is on location, as the case may be) actually commence the proposed operation and complete it with due diligence. Operator shall perform all work for the account of the Consenting Parties regardless of whether Operator is itself a Consenting Party. Consenting Parties, when conducting operations on the Unit Area pursuant to this Article VI.A.2., shall comply with all terms and conditions of this agreement.
         If less than all parties approve any proposed operation, the proposing party, immediately after the expiration of the applicable notice period, shall advise all Parties of the total interest of the parties approving such operation and its recommendation as to whether the Consenting Parties should proceed with the operation as proposed. Each Consenting Party, within forty-eight (48) hours (exclusive of Saturday, Sunday and legal holidays) after delivery of such notice, shall advise the proposing party of its desire to (i) limit participation to such party's interest as shown on Exhibit "A(4)" for the relevant Zone or (ii) carry only its proportionate part (determined by dividing such party's interest in the relevant Zone by the interests of all Consenting Parties in the relevant Zone) of Non-Consenting Parties' interests, or (iii) carry its proportionate part
(determined as provided in (ii)) of Non-Consenting Parties' interests together with all or a portion of its proportionate part of any Non-Consenting Parties' interests that any Consenting Party did not elect to take. Any interest of Non-Consenting Parties that is not carried by a Consenting Party shall be deemed to be carried by the party proposing the operation if such party does not withdraw its proposal. Failure to advise the proposing party within the time required shall be deemed an election under (i). In the event a drilling rig is on location, notice may be given by telephone, and the time permitted for such a response shall not exceed a total of forty-eight (48) hours (exclusive of Saturday, Sunday and legal holidays). The proposing party, at its election, may withdraw such proposal if there is less than 100% participation and shall notify all parties of such decision within ten (10) days, or within twenty-four (24) hours if a drilling rig is on location, following expiration of the applicable response period. If 100% subscription to the proposed operation is obtained, the proposing party shall promptly notify the Consenting Parties of their proportionate interests in the operation and the party serving as Operator shall commence such operation within the period provided in Article VI.A.1., subject to the same extension right as provided therein.
                  (b)  Relinquishment of Interest for Non-Participation.  The
                       -------------------------------------------------
entire cost and risk of conducting such operations shall be borne by the Consenting Parties in the proportions they have elected to bear same under the terms of the preceding paragraph. Consenting Parties shall keep the leasehold estates involved in such operations free and clear of all liens and encumbrances of every kind created by or arising from the operations of the Consenting Parties. If such an operation results in a dry hole, then subject to Articles VI.A.6. and VI.D.3., the Consenting Parties shall plug and abandon the well and restore the surface location at their sole cost, risk and expense; provided, however, that those Non-Consenting Parties that participated in the drilling, Deepening or Sidetracking of the well prior to non-consent operations shall remain liable for, and shall pay, their proportionate shares of the cost of plugging and abandoning the well and restoring the surface location insofar only as those costs were not increased by the subsequent operations of the Consenting Parties. If any well drilled, Reworked, Sidetracked, Deepened, Recompleted or Plugged Back under the provisions of this Article results in a well capable of producing Oil and/or Gas in paying quantities, the Consenting Parties shall Complete and equip the well to produce at their sole cost and risk, and the well shall then be operated by the Operator at the expense and for the account of the Consenting Parties. Upon commencement of operations for the drilling, Reworking, Sidetracking, Recompleting, Deepening or Plugging Back of any such well by Consenting Parties in accordance with the provisions of this Article, each Non-Consenting Party shall be deemed to have relinquished to Consenting Parties, and the Consenting Parties shall own and be entitled to receive, in proportion to their respective interests, all of such Non-Consenting Party's interest in the well and share of production therefrom or, in the case of a Reworking, Sidetracking, Deepening, Recompleting or Plugging Back, or a Completion
pursuant to Article VI.B.1., all of such Non-Consenting Party's interest in the production obtained from the operation in which the Non-Consenting Party did not elect to participate. Such relinquishment shall be effective until the proceeds of the sale of such share, calculated at the well, or market value thereof if such share is not sold (after deducting applicable ad valorem, production, severance, and excise taxes, royalty, overriding royalty and other interests not excepted by Article III.D. payable out of or measured by the production from such well accruing with respect to such interest until it reverts), shall equal the total of the following:
                           (i) 300 % of each such Non-Consenting Party's share
                               ---
of the cost of any newly acquired surface equipment beyond the wellhead connections (including but not limited to stock tanks, separators, treaters, pumping equipment and piping), plus 100% of each such Non-Consenting Party's share of the cost of operation of the well commencing with first production and continuing until each such Non-Consenting Party's relinquished interest shall revert to it under other provisions of this Article, it being agreed that each Non-Consenting Party's share of such costs and equipment will be that interest which would have been chargeable to such Non-Consenting Party had it participated in the well from the beginning of the operations; and
                           (ii) 300% of (a) that portion of the costs and
                                ---
expenses of drilling, Reworking, Sidetracking, Deepening, Plugging Back, testing, Completing, and Recompleting, after deducting any cash contributions received under Article VIII.C., and of (b) that portion of the cost of newly acquired equipment in the well (to and including the wellhead connections), which would have been chargeable to such Non-Consenting Party if it had participated therein.
                           Notwithstanding anything to the contrary in this
Article VI.A., if the well does not reach the deepest objective Zone described in the notice proposing the well for reasons other than the encountering of granite or practically impenetrable substance or other condition in the hole rendering further operations impracticable, Operator shall give notice thereof to each Non-Consenting Party who submitted or voted for an alternative proposal under Article VI.A.6. to drill the well to a shallower Zone than the deepest objective Zone proposed in the notice under which the well was drilled, and each such Non-Consenting Party shall have the option to participate in the initial proposed Completion of the well by paying its share of the cost of drilling the well to its actual depth, calculated in the manner provided in Article VI.A.4.(a). If any such Non-Consenting Party does not elect to participate in the initial Completion proposed for such well, the relinquishment provisions of this Article VI.A.2.(b) shall apply to such party's interest.
               (c) Reworking, Recompleting or Plugging Back. An election not
                   ----------------------------------------
to participate in the drilling, Sidetracking or Deepening of a well shall be deemed an election not to participate in any Reworking or Plugging Back operation proposed in such a well, or portion thereof, to which the initial non-consent election applied that is conducted at any time prior to full recovery by the Consenting Parties of the Non-Consenting Party's recoupment amount. Similarly, an election not to participate in the Completing or Recompleting of a well shall be deemed an election not to participate in any Reworking operation proposed in such a well, or portion thereof, to which the initial non-consent election applied that is conducted at any time prior to full recovery by the Consenting Parties of the Non-Consenting Party's recoupment amount. Any such Reworking, Recompleting or Plugging Back operation conducted during the recoupment period shall be deemed part of the cost of operation of said well and there shall be added to the sums to be recouped by the Consenting Parties 300% of that portion of the costs of the Reworking, Recompleting or
        ---
Plugging Back operation which would have been chargeable to such Non-Consenting Party had it participated therein. If such a Reworking, Recompleting or Plugging Back operation is proposed during such recoupment period, the provisions of this
Article VI.A. shall be applicable as between said Consenting Parties in said well.
         (d) Recoupment Matters. During the period of time Consenting Parties
             -------------------
are entitled to receive Non-Consenting Party's share of production, or the proceeds therefrom, Consenting Parties shall be responsible for the payment of all ad valorem, production, severance, excise, gathering and other taxes, and all royalty, overriding royalty and other burdens applicable to Non-Consenting Party's share of production not excepted by Article III.D.
         In the case of any Reworking, Sidetracking, Plugging Back, Recompleting or Deepening operation, the Consenting Parties shall be permitted to use, free of cost, all casing, tubing and other equipment in the well, but the ownership of all such equipment shall remain unchanged; and upon abandonment of a well after such Reworking, Sidetracking, Plugging Back, Recompleting or Deepening, the Consenting Parties shall account for all such equipment to the owners thereof, with each party receiving its proportionate part in kind or in value, less cost of salvage.
         Within ninety (90) days after the completion of any operation under this Article, the Operator shall furnish each Non-Consenting Party with an inventory of the equipment in and connected to the well, and an itemized statement of the cost of drilling, Sidetracking, Deepening, Plugging Back, testing, Completing, Recompleting, and equipping the well for production; or, at its option, the Operator, in lieu of an itemized statement of such costs of operation, may submit a detailed statement of monthly billings. Each month thereafter, during the time the Consenting Parties are being reimbursed as provided above, the Operator shall furnish the Non-Consenting Parties with an itemized statement of all costs and liabilities incurred in the operation of the well, together with a statement of the quantity of Oil and Gas produced from it and the amount of proceeds realized from the sale of the well's working interest production during the preceding month. In determining the quantity of Oil and Gas produced during any month, Consenting Parties shall use industry accepted methods such as but not limited to metering or periodic well tests. Any amount realized from the sale or other disposition of equipment newly acquired in connection with any such operation which would have been owned by a Non-Consenting Party had it participated therein shall be credited against the total unreturned costs of the work done and of the equipment purchased in determining when the interest of such Non-Consenting Party shall revert to it as above provided; and if there is a credit balance, it shall be paid to such Non-Consenting Party.
         If and when the Consenting Parties recover from a Non-Consenting Party's relinquished interest the amounts provided for above, the relinquished interests of such Non-Consenting Party shall automatically revert to it as of 7:00 a.m. on the day following the day on which such recoupment occurs, and, from and after such reversion, such Non-Consenting Party shall own the same interest in such well, the material and equipment in or pertaining thereto, and the production therefrom as such Non-Consenting Party would have been entitled to had it participated in the drilling, Sidetracking, Reworking, Deepening, Recompleting or Plugging Back of said well. Thereafter, such Non-Consenting Party shall be charged with and shall pay its proportionate part of the further costs of the operation of said well in accordance with the terms of this agreement and Exhibit "C" attached hereto.
         3. Stand-By Costs: When a well which has been drilled or Deepened has
            ---------------
reached its authorized depth and all tests have been completed and the results thereof furnished to the parties, or when operations on the well have been otherwise terminated pursuant to Article VI.E., stand-by costs incurred pending response to a party's notice proposing a Reworking, Sidetracking, Deepening, Recompleting, Plugging Back or Completing operation in such a well (including the period required under Article VI.A.6. to resolve competing proposals) shall be charged and borne as part of the drilling or Deepening operation just completed. Stand-by costs subsequent to all parties responding, or expiration of the response time permitted, whichever first occurs, and prior to agreement as to the participating interests of all Consenting Parties pursuant to the terms of the second grammatical paragraph of Article VI.A.2.(a), shall be charged to and borne as part of the proposed operation, but if the proposal is subsequently withdrawn because of insufficient participation, such stand-by costs shall be allocated between the Consenting Parties in the proportion each Consenting Party's interest as shown on Exhibit "A" bears to the total interest as shown on Exhibit "A(4)" of all Consenting Parties.
         In the event that notice for a Sidetracking operation is given while the drilling rig to be utilized is on location, any party may request and receive up to five (5) additional days after expiration of the forty-eight hour response period; specified in Article VI.A.1. within which to respond by paying for all stand-by costs and other costs incurred during such extended response period; Operator may require such party to pay the estimated stand-by time in advance as a condition to extending the response period. If more than one party elects to take such additional time to respond to the notice, stand-by costs shall be allocated between the parties taking additional time to respond on a day-to-day basis in the proportion such party's interest as shown on Exhibit "A(4)" bears to the total interest as shown on Exhibit "A(4)" of all such parties.
         4.  Deepening:  If less than all the parties elect to participate in a
             ----------
drilling, Sidetracking, or Deepening operation proposed pursuant to Article VI.A.1., the interest relinquished by the Non-Consenting Parties to the Consenting Parties under Article VI.A.2. shall relate only and be limited to the lesser of (i) the total depth actually drilled or (ii) the objective depth or Zone of which the parties were given notice under Article VI.A.1. ("Initial Objective"). Such well shall not be Deepened beyond the Initial Objective without first complying with this Article to afford the Non-Consenting Parties the opportunity to participate in the Deepening operation.
         In the event any Consenting Party desires to drill or Deepen a Non-Consent Well to a depth below the

Initial Objective, such party shall give notice thereof, complying with the requirements of Article VI.A.1., to all parties (including Non Consenting Parties). Thereupon, Articles VI.A.1. and 2. shall apply and all parties receiving such notice shall have the right to participate or not participate in the Deepening of such well pursuant to said Articles VI.A.1. and 2. If a Deepening operation is approved pursuant to such provisions, and if any Non-Consenting Party elects to participate in the Deepening operation, such Non-Consenting Party shall pay or make reimbursement (as the case may be) of the following costs and expenses:
          (a) If the proposal to Deepen is made prior to the Completion of such well as a well capable of producing in paying quantities, such Non-Consenting Party shall pay (or reimburse Consenting Parties for, as the case may be) that share of costs and expenses incurred in connection with the drilling of said well from the surface to the Initial Objective which Non-Consenting Party would have paid had such Non-Consenting Party agreed to participate therein, plus the Non-Consenting Party's share of the cost of Deepening and of participating in any further operations on the well in accordance with the other provisions of this Agreement; provided, however, all costs for testing and Completion or attempted Completion of the well incurred by Consenting Parties prior to the point of actual operations to Deepen beyond the Initial Objective shall be for the sole account of Consenting Parties.
          (b) If the proposal is made for a Non-Consent Well that has been previously Completed as a well capable of producing in paying quantities, but is no longer capable of producing in paying quantities, such Non-Consenting Party shall pay (or reimburse Consenting Parties for, as the case may be) its proportionate share of all costs of drilling, Completing, and equipping said well from the surface to the Initial Objective, calculated in the manner provided in paragraph (a) above, less those costs recouped by the Consenting Parties from the sale of production from the well. The Non-Consenting Party shall also pay its proportionate share of all costs of re-entering said well. The Non-Consenting Parties' proportionate part (based on the percentage of such well Non-Consenting Party would have owned had it previously participated in such Non-Consent Well) of the costs of salvable materials and equipment remaining in the hole and salvable surface equipment used in connection with such well shall be determined in accordance with Exhibit "C." If the Consenting Parties have recouped the cost of drilling, Completing, and equipping the well at the time such Deepening operation is conducted, then a Non-Consenting Party may participate in the Deepening of the well with no payment for costs incurred prior to re-entering the well for Deepening.
     The foregoing shall not imply a right of any Consenting Party to propose any Deepening for a Non-Consent Well prior to the drilling of such well to its Initial Objective without the consent of the other Consenting Parties as provided in Article VI.E.
     5. Sidetracking. Any party having the right to participate in a proposed
        -------------
Sidetracking operation that does not own an interest in the affected wellbore at the time of the notice shall, upon electing to participate, tender to the wellbore owners its proportionate share (equal to its interest in the Sidetracking operation) of the value of that portion of the existing wellbore to be utilized as follows:
          (a) If the proposal is for Sidetracking an existing dry hole, reimbursement shall be on the basis of the actual costs incurred in the initial drilling of the well down to the depth at which the Sidetracking operation is initiated.
          (b) If the proposal is for Sidetracking a well which has previously produced, reimbursement shall be on the basis of such party's proportionate share of drilling and equipping costs incurred in the initial drilling of the well down to the depth at which the Sidetracking operation is conducted, calculated in the manner described in Article VI.A.4(b) above. Such party's proportionate share of the cost of the well's salvable materials and equipment down to the depth at which the Sidetracking operation is initiated shall be determined in accordance with the provisions of Exhibit "C."
     6. Order of Preference of Operations. Except as otherwise specifically
        ----------------------------------
provided in this agreement, if any party desires to propose an operation that conflicts with a proposal that has been made by a party under this Article VI, such party shall have fifteen (15) days from delivery of the initial proposal, in the case of a proposal to drill a well or to perform an operation on a well where no drilling rig is on location, or twenty-four (24) hours, exclusive of Saturday, Sunday and legal holidays, from delivery of the initial proposal, if a drilling rig is on location for the well on which such operation is to be conducted, to deliver to all parties entitled to participate in the proposed operation such party's alternative proposal, such alternate proposal to contain the same information required to be included in the initial proposal. Each party receiving such proposals shall elect by delivery of notice to Operator within five (5) days after expiration of the proposal period, or within twenty-four
(24) hours (exclusive of Saturday, Sunday and legal holidays) if a drilling rig is on location for the well that is the subject of the proposals, to participate in one of the competing proposals. Any party not electing within the time required shall be deemed not to have voted. The proposal receiving the vote of parties owning the largest aggregate percentage interest of the parties voting shall have priority over all other competing proposals; in the case of a tie vote, the initial proposal shall prevail. Operator shall deliver notice of such result to all parties entitled to participate in the operation within five (5) days after expiration of the election period (or within twenty-four (24) hours, exclusive of Saturday, Sunday and legal holidays, if a drilling rig is on location). Each party shall then have two (2) days (or twenty-four (24) hours if a rig is on location) from receipt of such notice to elect by delivery of notice to Operator to participate in such operation or to relinquish interest in the affected well pursuant to the provisions of Article VI.A.2.; failure by a party to deliver notice within such period shall be deemed an election not to participate in the prevailing proposal.
     7. Conformity to Spacing Pattern. Notwithstanding the provisions of this
        ------------------------------
Article VI.A., it is agreed that no wells shall be proposed to be drilled to or Completed in or produced from a Zone from which a well located elsewhere on the Unit Area is producing, unless such well conforms to the then-existing well spacing pattern for such Zone.
     8. Paying Wells. No party shall conduct any Reworking, Deepening, Plugging
        -------------
Back, Completion, Recompletion, or Sidetracking operation under this agreement with respect to any well then capable of producing in paying quantities except with the consent of all parties that have not relinquished interests in the well at the time of such operation.

B. Completion of Wells; Reworking and Plugging Back:
     1. Completion: Without the consent of all parties, no well shall be
        ----------
drilled, Deepened or Sidetracked, except any well drilled, Deepened or Sidetracked pursuant to the provisions of Article VI.A.2. of this agreement. Consent to the drilling, Deepening or Sidetracking shall include all necessary expenditures for the drilling, Deepening or Sidetracking and testing of the well. When such well has reached its authorized depth, and all logs, cores and other tests have been completed, and the results thereof furnished to the parties, Operator shall give immediate notice to the Non-Operators having the right to participate in a Completion attempt whether or not Operator recommends attempting to Complete the well, together with Operator's AFE for Completion costs if not previously provided. The parties receiving such notice shall have forty-eight (48) hours (exclusive of Saturday, Sunday and legal holidays) in which to elect by delivery of notice to Operator to participate in a recommended Completion attempt or to make a Completion proposal with an accompanying AFE. Operator shall deliver any such Completion proposal, or any Completion proposal conflicting with Operator's proposal, to the other parties entitled to participate in such Completion in accordance with the procedures specified in
Article VI.A.6. Election to participate in a Completion attempt shall include consent to all necessary expenditures for the Completing and equipping of such well, including necessary tankage and/or surface facilities, but excluding any stimulation operation not contained on the Completion AFE. Failure of any party receiving such notice to reply within the period above fixed shall constitute an election by that party not to participate in the cost of the Completion attempt; provided, that Article VI.A.6. shall control in the case of conflicting Completion proposals. If one or more, but less than all of the parties, elect to attempt a Completion, the provisions of Article VI.A.2. hereof (the phrase "Reworking, Sidetracking, Deepening, Recompleting or Plugging Back" as contained in Article VI.A.2. shall be deemed to include "Completing") shall apply to the operations thereafter conducted by less than all parties; provided, however, that Article VI.A.2. shall apply separately to each separate Completion or Recompletion attempt undertaken hereunder, and an election to become a Non-Consenting Party as to one Completion or Recompletion attempt shall not prevent a party from becoming a Consenting Party in subsequent Completion or Recompletion attempts regardless whether the Consenting Parties as to earlier Completions or Recompletions have recouped their costs pursuant to Article VI.A.2.; provided further, that any recoupment of costs by a Consenting Party shall be made solely from the production attributable to the Zone in which the Completion attempt is made. Election by a previous Non-Consenting Party to participate in a subsequent Completion or Recompletion attempt shall require such party to pay its proportionate share of the cost of salvable materials and equipment installed in the well pursuant to the previous Completion or Recompletion attempt, insofar and only insofar as such materials and equipment benefit the Zone in which such party participates in a Completion attempt.
     2. Rework, Recomplete or Plug Back: No well shall be Reworked, Recompleted
        -------------------------------
or Plugged Back except a well Reworked, Recompleted, or Plugged Back pursuant to the provisions of Article VI.A.1. and Article VI.A.2. of this agreement. Consent to the Reworking, Recompleting or Plugging Back of a well shall include all necessary expenditures in conducting such operations and Completing and equipping of said well, including necessary tankage and/or surface facilities.
C. Other Operations:
     Operator shall not undertake any single project reasonably estimated to require an expenditure in excess of Two Hundred Thousand Dollars ($200,000.00) except in connection with the drilling, Sidetracking, Reworking, Deepening, Completing, Recompleting or Plugging Back of a well that has been previously authorized by or pursuant to this agreement; provided, however, that, in case of explosion, fire, flood or other sudden emergency, whether of the same or different nature, Operator may take such steps and incur such expenses as in its opinion are required to deal with the emergency to safeguard life and property, but Operator, as promptly as possible, shall report the emergency to the other parties. If Operator prepares an AFE for its own use, Operator shall furnish any Non-Operator so requesting an information copy thereof for any single project costing in excess of fifty thousand Dollars ($50,000.00). Any party who has not
                     --------------           ---------
relinquished its interest in a well shall have the right to propose that Operator perform repair work or undertake the installation of artificial lift equipment or ancillary production facilities such as salt water disposal wells or to conduct additional work with respect to a well drilled hereunder or other similar project (but not including the installation of gathering lines or other transportation or marketing facilities, the installation of which shall be governed by separate agreement between the parties) reasonably estimated to require an expenditure in excess of the amount first set forth above in this
Article VI.C. (except in connection with an operation required to be proposed under Articles VI.A.1 or VI.B., which shall be governed exclusively by those Articles). Operator shall deliver such proposal to all parties entitled to participate therein. If within thirty (30) days thereof Operator secures the written consent of two or more /*/ parties owning a majority interest based on ownership weighted for the relevant Zones as shown on Exhibit "A" and entitled to participate in such operation, each party having the right to participate in such project shall be bound by the terms of such proposal and shall be obligated to pay its proportionate share of the costs of the proposed project as if it had consented to such project pursuant to the terms of the proposal.
D. Abandonment of Wells:
     1. Abandonment of Dry Holes: Except for any well drilled or Deepened
        ------------------------
pursuant to Article VI.A.2., any well which has been drilled or Deepened under the terms of this agreement and is proposed to be completed as a dry hole shall not be plugged and abandoned without the consent of all parties. Should Operator, after diligent effort, be unable to contact any party, or should any party fail to reply within forty-eight (48) hours (exclusive of Saturday, Sunday and legal holidays) after delivery of notice of the proposal to plug and abandon such well, such party shall be deemed to have consented to the proposed abandonment. All such wells shall be plugged and abandoned in accordance with applicable regulations and at the cost, risk and expense of the parties who participated in the cost of drilling or Deepening such well. Any party who objects to plugging and abandoning such well by

------------------
/*/ Subject to change depending on number of parties.

notice delivered to Operator within forty-eight (48) hours (exclusive of Saturday, Sunday and legal holidays) after delivery of notice of the proposed plugging shall take over the well as of the end of such forty-eight (48) hour notice period and conduct further operations in search of Oil and/or Gas subject to the provisions of Article VI.A: failure of such party to provide proof reasonably satisfactory to Operator of its financial capability to conduct such operations or to take over the well within such period or thereafter within thirty (30) days to commence operations on such well or plug and abandon such well shall entitle Operator to retain or take possession of the well and plug and abandon the well. Such party shall be responsible for continuing operations on such well and, in the event operations cease for a period of 30 days, absence Force Majeure, such party shall immediately plug and abandon the well. The party taking over the well shall indemnify Operator (if Operator is an abandoning party) and the other abandoning parties against liability for any further operations conducted on such well except for the costs of plugging and abandoning the well and restoring the surface, for which the abandoning parties shall remain proportionately liable.
     2.   Abandonment of Wells That Have Produced:  Except for any well in which
          ----------------------------------------
a Non-Consent operation has been conducted hereunder for which the Consenting Parties have not been fully reimbursed as herein provided, any well which has been completed as a producer shall not be plugged and abandoned without the consent of all parties. If all parties consent to such abandonment, the well shall be plugged and abandoned in accordance with applicable regulations and at the cost, risk and expense of all the parties hereto. If within sixty (60) days after delivery of notice of the proposed abandonment of any well, all parties do not agree to the abandonment of such well, those wishing to continue its operation from the zone then open to production shall be obligated to give written notice of a proposed operation for such well to the parties who have agreed to abandonment. No continued operation by the non-abandoning parties shall be conducted without the consent of at least two parties in the aggregate owning not less than 51 percent of the working interest based on the ownership in the proposed objective zone for such well as set forth on Exhibit A(4). The parties to whom such a notice is delivered shall have thirty (30) days after receipt of the notice within which to notify the party proposing to do the work whether they elect to participate in the cost of the proposed operation. If such proposed operation is approved, it shall be conducted in accordance with the other provisions of this Article VI. If such proposed operation is not approved, then the well shall be abandoned.
     3.   Abandonment of Non-Consent Operations:  The provisions of Article
          --------------------------------------
VI.D.1. or VI.D.2. above shall be applicable as between Consenting Parties in the event of the proposed abandonment of any well excepted from said Articles; provided, however, no well shall be permanently plugged and abandoned unless and until all parties having the right to conduct further operations therein have been notified of the proposed abandonment and afforded the opportunity to elect to take over the well in accordance with the provisions of this Article VI.D.; and provided further, that Non-Consenting Parties who own an interest in a portion of the well shall pay their proportionate shares of abandonment and surface restoration costs for such well as provided in Article VI.A.2.(b).
E.   Termination of Operations:
     Upon the commencement of an operation for the drilling, Reworking, Sidetracking, Plugging Back, Deepening, testing, Completion or plugging of a well, such operation shall not be terminated without consent of parties bearing 51% of the costs of such operation; provided, however, that in the event
--
granite or other practically impenetrable substance or condition in the hole is encountered which renders further operations impractical, Operator may discontinue operations and give notice of such condition in the manner provided in Article VI.A.1., and the provisions of Article VI.A. or VI.D. shall thereafter apply to such operation, as appropriate.
F.   Taking Production in Kind: Gas Balancing Agreement Attached
     Each party shall take in kind or separately dispose of its proportionate share of all Oil and Gas produced from the Unit Area, exclusive of production which may be used in development and producing operations and in preparing and treating Oil and Gas for marketing purposes and production unavoidably lost.
Any extra expenditure incurred in the taking in kind or separate disposition by any party of its proportionate share of the production shall be borne by such party. Any party taking its share of production in kind shall be required to pay for only its proportionate share of such part of the Unit surface facilities necessary to accommodate any such taking in kind. Any extra expenditure necessary to accommodate the taking in kind or separate disposition by any party of its proportionate share of the production shall be borne by such party.
     Each party shall execute such division orders and contracts as may be necessary for the sale of its interest in production from the Unit Area, and, except as provided in Article VII.B., shall be entitled to receive payment directly from the purchaser thereof for its share of all production.
     If any party fails to make the arrangements necessary to take in kind or separately dispose of its proportionate share of the Oil produced from the Unit Area, Operator shall have the right, subject to the revocation at will by the party owning it, but not the obligation, to purchase such Oil or sell it to others at any time and from time to time, for the account of the non-taking party. Any such purchase or sale by Operator may be terminated by Operator upon at least ten (10) days written notice to the owner of said production and shall be subject always to the right of the owner of the production upon at least ten
(10) days written notice to Operator to exercise at any time its right to take in kind, or separately dispose of, its share of all Oil not previously delivered to a purchaser. Any purchase or sale by Operator of any other party's share of Oil shall be only for such reasonable periods of time as are consistent with the minimum needs of the industry under the particular circumstances, but in no event for a period in excess of one (1) year.
     Any such sale by Operator shall be in a manner commercially reasonable under the circumstances but Operator shall have no duty to share any existing market or to obtain a price equal to that received under any existing market. The sale or delivery by Operator of a non-taking party's share of Oil under the terms of any existing contract of Operator shall not give the non-taking party any interest in or make the non-taking party a party to said contract. No purchase shall be made by Operator without first giving the non-taking party at least ten (10) days written notice of such intended purchase and the price to be paid or the pricing basis to be used.
     All parties shall give timely written notice to Operator of their Gas marketing arrangements for the following month, excluding price, and shall notify Operator immediately in the event of a change in such arrangements. Operator shall maintain records of all marketing arrangements, and of volumes actually sold or transported, which records shall be made available to Non-Operators upon reasonable request.
     In the event one or more parties' separate disposition of its share of the Gas causes split-stream deliveries to separate pipelines and/or deliveries which on a day-to-day basis for any reason are not exactly equal to a party's respective proportionate share of total Gas sales to be allocated to it, the balancing or accounting between the parties shall be in accordance with any Gas balancing agreement between the parties hereto, whether such an agreement is attached as Exhibit "E" or is a separate agreement. Operator shall give notice to all parties of the first sales of Gas from any well under this agreement.

                                 ARTICLE VII.
                     EXPENDITURES AND LIABILITY OF PARTIES

A. Liability of Parties:
     The liability of the parties shall be several, not joint or collective. Each party shall be responsible only for its obligations, and shall be liable only for its proportionate share of the costs of developing and operating the Unit Area. Accordingly, the liens granted among the parties in Article VII.B. are given to secure only the debts of each severally, and no party shall have any liability to third parties hereunder to satisfy the default of any other party in the payment of any expense or obligation hereunder. It is not the intention of the parties to create, nor shall this agreement be construed as creating, a mining or other partnership, joint venture, agency relationship or association, or to render the parties liable as partners, co-venturers, or principals. In their relations with each other under this agreement, the parties shall not be considered fiduciaries or to have established a confidential relationship but rather shall be free to act on an arm's-length basis in accordance with their own respective self-interest, subject, however, to the obligation of the parties to act in good faith in their dealings with each other with respect to activities hereunder.
B. Liens and Security Interests:
     Each party grants to the other parties hereto a lien upon any interest it now owns or hereafter acquires in Oil and Gas Interests in the Unit Area, and a security interest and/or purchase money security interest in any interest it now owns or hereafter acquires in the personal property and fixtures on or used or obtained for use in connection therewith, to secure performance of all of its obligations under this agreement including but not limited to payment of expense, interest and fees, the proper disbursement of all monies paid hereunder, the assignment or relinquishment of interest in Oil and Gas Interests as required hereunder, and the proper performance of operations hereunder. Such lien and security interest granted by each party hereto shall include such party's leasehold interests, working interests, operating rights, and royalty and overriding royalty interests in the Unit Area now owned or hereafter acquired and in lands pooled or unitized therewith or otherwise becoming subject to this agreement, the Oil and Gas when extracted therefrom and equipment situated thereon or used or obtained for use in connection therewith (including, without limitation, all wells, tools, and tubular goods), and (including, without limitation, accounts arising from gas imbalances or from the sale of Oil and/or Gas at the wellhead), contract rights, inventory and general intangibles relating thereto or arising therefrom, and all proceeds and products of the foregoing.
     To perfect the lien and security agreement provided herein, each party hereto shall execute and acknowledge the recording supplement and/or any financing statement prepared and submitted by any party hereto in conjunction herewith or at any time following execution hereof, and Operator is authorized to file this agreement or the recording supplement executed herewith as a lien or mortgage in the applicable real estate records and as a financing statement with the proper officer under the Uniform Commercial Code in the state in which the Unit Area is situated and such other states as Operator shall deem appropriate to perfect the security interest granted hereunder. Any party may file this agreement, the recording supplement executed herewith, or such other documents as it deems necessary as a lien or mortgage in the applicable real estate records and/or a financing statement with the proper officer under the Uniform Commercial Code.
     Each party represents and warrants to the other parties hereto that the lien and security interest granted by such party to the other parties shall be a first and prior lien, and each party hereby agrees to maintain the priority of said lien and security interest against all persons acquiring an interest in Oil and Gas Interests covered by this agreement by, through or under such party. All parties acquiring an interest in Oil and Gas Interest covered by this agreement, whether by assignment, merger, mortgage, operation of law, or otherwise, shall be deemed to have taken subject to the lien and security interest granted by this Article VII.B. as to all obligations attributable to such interest hereunder whether or not such obligations arise before or after such interest is acquired.
     To the extent that parties have a security interest under the Uniform Commercial Code of the state in which the Unit Area is situated, they shall be entitled to exercise the rights and remedies of a secured party under the Code. The bringing of a suit and the obtaining of judgment by a party for the secured indebtedness shall not be deemed an election of remedies or otherwise affect the lien rights or security interest as security for the payment thereof. In addition, upon default by any party in the payment of its share of expenses, interests or fees, or upon the improper use of funds by the Operator, the other parties shall have the right, without prejudice to other rights or remedies, to collect from the purchaser the proceeds from the sale of such defaulting party's share of Oil and Gas until the amount owed by such party, plus interest as provided in "Exhibit C," has been received, and shall have the right to offset the amount owed against the proceeds from the sale of such defaulting party's share of Oil and Gas. All purchasers of production may rely on a notification of default from the non-defaulting party or parties stating the amount due as a result of the default, and all parties waive any recourse available against purchasers for releasing production proceeds as provided in this paragraph.
     If any party fails to pay its share of cost within one hundred twenty (120) days after rendition of a statement therefor by Operator, the non-defaulting parties, including Operator, shall, upon request by Operator, pay the unpaid amount in the proportion that the interest of each such party bears to the interest of all such parties. The amount paid by each party so paying its share of the unpaid amount shall be secured by the liens and security rights described in Article VII.B., and each paying party may independently pursue any remedy available hereunder or otherwise.
        If any party does not perform all of its obligations hereunder, and the failure to perform subjects such party to foreclosure or execution proceedings pursuant to the provisions of this agreement, to the extent allowed by governing law, the defaulting party waives any available right of redemption from and after the date of judgment, any required valuation or appraisement of the mortgaged or secured property prior to sale, any available right to stay execution or to require a marshalling of assets and any required bond in the event a receiver is appointed. In addition, to the extent permitted by applicable law, each party hereby grants to the other parties a power of sale as to any property that is subject to the lien and security rights granted hereunder, such power to be exercised in the manner provided by applicable law or otherwise in a commercially reasonable manner and upon reasonable notice.
        Each party agrees that the other parties shall be entitled to utilize the provisions of Oil and Gas lien law or other lien law of any state in which the Unit Area is situated to enforce the obligations of each party hereunder. Without limiting the generality of the foregoing, to the extent permitted by applicable law, Non-Operators agree that Operator may invoke or utilize the mechanics' or materialmen's lien law of the state in which the Unit Area is situated in order to secure the payment to Operator of any sum due hereunder for services performed or materials supplied by Operator.
C. Advances:
        Operator, at its election, shall have the right from time to time to demand and receive from one or more of the other parties payment in advance of their respective shares of the estimated amount of the expense to be incurred in operations hereunder during the next succeeding month, which right may be exercised only by submission to each such party of an itemized statement of such estimated expense, together with an invoice for its share thereof. Each such statement and invoice for the payment in advance of estimated expense shall be submitted on or before the 20th day of the next preceding month. Each party shall pay to Operator its proportionate share of such estimate within fifteen
(15) days after such estimate and invoice is received. If any party fails to pay its share of said estimate within said time, the amount due shall bear interest as provided in Exhibit "C" until paid. Proper adjustment shall be made monthly between advances and actual expense to the end that each party shall bear and pay its proportionate share of actual expenses incurred, and no more. This provision supersedes Paragraph 1.3.A of Exhibit C hereto.
D. Defaults and Remedies:
        If any party fails to discharge any financial obligation under this agreement, including without limitation the failure to make any advance under the preceding Article VII.C. or any other provision of this agreement, within the period required for such payment hereunder, then in addition to the remedies provided in Article VII.B. or elsewhere in this agreement, the remedies specified below shall be applicable. For purposes of this Article VII.D., all notices and elections shall be delivered only by Operator, except that Operator shall deliver any such notice and election requested by a non-defaulting Non-Operator, and when Operator is the party in default, the applicable notices and elections can be delivered by any Non-Operator. Election of any one or more of the following remedies shall not preclude the subsequent use of any other remedy specified below.
        1. Suspension of Rights: Any party may deliver to the party in default a
           ---------------------
Notice of Default, which shall specify the default, specify the action to be taken to cure the default, and specify that failure to take such action will result in the exercise of one or more of the remedies provided in this Article. If the default is not cured within thirty (30) days of the delivery of such Notice of Default, all of the rights of the defaulting party granted by this agreement may upon notice be suspended until the default is cured, without prejudice to the right of the non-defaulting party or parties to continue to enforce the obligations of the defaulting party previously accrued or thereafter accruing under this agreement. If Operator is the party in default, the Non-Operators shall have in addition the right, by vote of Non-Operators owning a majority in interest in the Unit Area, based on weighted ownership for voting purposes as shown on Exhibit "A(4)," after excluding the voting interest of Operator, to appoint a new Operator effective immediately. The rights of a defaulting party that may be suspended hereunder at the election of the non-defaulting parties shall include, without limitation, the right to receive information as to any operation conducted hereunder during the period of such default, the right to elect to participate in an operation proposed under
Article VIA. of this agreement, the right to participate in an operation being conducted under this agreement even if the party has previously elected to participate in such operation, and the right to receive proceeds of production from any well subject to this agreement.
        2. Recovery of Damages: Non-defaulting parties or Operator for the
           --------------------
benefit of non-defaulting parties may utilize the alternative dispute resolution (ADR) provision of Article XVII (at joint account expense) to collect the amounts in default, plus interest accruing on the amounts recovered from the date of default until the date of collection at the rate specified in Exhibit "C" attached hereto. Nothing herein shall prevent any party from utilizing the ADR provision of Article XVII to collect consequential damages accruing to such party as a result of the default.
        3. Deemed Non-Consent: The non-defaulting party may deliver a written
           -------------------
Notice of Non-Consent Election to the defaulting party at any time after the expiration of the thirty-day cure period following delivery of the Notice of Default, in which event if the billing is for the drilling of a new well or the Plugging Back, Sidetracking, Reworking or Deepening of a well which is to be or has been plugged as a dry hole, or for the Completion or Recompletion of any well, the defaulting party will be conclusively deemed to have elected not to participate in the operation and to be a Non-Consenting Party with respect thereto under Article VI.A. or VI.B., as the case may be to the extent of the costs unpaid by such party, notwithstanding any election to participate therefore made. If election is made to proceed under this provision, then the non-defaulting parties may not seek recovery of the unpaid amount.
        Until the delivery of such Notice of Non-Consent Election to the defaulting party, such party shall have the right to cure its default by paying its unpaid share of costs plus interest at the rate set forth in Exhibit "C," provided, however, such payment shall not prejudice the rights of the non-defaulting parties to pursue remedies for damages incurred by the non-defaulting parties as a result of the default. Any interest relinquished pursuant to this Article VII.D.3. shall be offered to the non-defaulting parties in proportion to their interests, and the non-defaulting parties electing to participate in the ownership of such interest shall be required to contribute their shares of the defaulted amount upon their election to participate therein.
        4.  Advance Payment: If a default is not cured within thirty (30) days
            ----------------
of the delivery of a Notice of Default, Operator, or Non-Operators if Operator is the defaulting party, may thereafter require advance payment from the defaulting party of such defaulting party's anticipated share of any item of expense for which Operator, or Non-Operators, as the case may be, would be entitled to reimbursement under any provision of this agreement, whether or not such expense was the subject of the previous default. Such right includes, but is not limited to, the right to require advance payment for the estimated costs of drilling a well or Completion of a well as to which an election to participate in drilling or Completion has been made. If the defaulting party fails to pay the required advance payment, the non-defaulting parties may pursue any of the remedies provided in this Article VII.D. or any other default remedy provided elsewhere in this agreement. Any excess of funds advanced remaining when the operation is completed and all costs have been paid shall be promptly returned to the advancing party.
E. Rentals, Shut-in Well Payments and Minimum Royalties:
        Rentals, shut-in well payments and minimum royalties which may be required under the terms of any lease shall be paid by the party or parties who subjected such lease to this agreement at its or their expense. In the event two or more parties own and have contributed interests in the same lease to this agreement, such parties may designate one of such parties to make said payments for and on behalf of all such parties. Any party may request, and shall be entitled to receive, proper evidence of all such payments. In the event of failure to make proper payment of any rental, shut-in well payment or minimum royalty through mistake or oversight where such payment is required to continue the lease in force, any loss which results from such non-payment shall be borne in accordance with the provisions of Article IV.B.2.
        Operator shall notify Non-Operators of the anticipated completion of a shut-in well, or the shutting in or return to production of a producing well, at least five (5) days (excluding Saturday, Sunday and legal holidays) prior to taking such action, or at the earliest opportunity permitted by circumstances, but assumes no liability for failure to do so. In the event of failure by Operator to so notify Non-Operators, the loss of any lease contributed hereto by Non-Operators for failure to make timely payments of any shut-in well payment shall be borne jointly by the parties hereto under the provisions of Article IV.B.3.
F. Taxes:
        Beginning with the first calendar year after the effective date hereof, Operator shall render for ad valorem taxation all property subject to this agreement which by law should be rendered for such taxes, and it shall pay all such taxes assessed thereon before they become delinquent. Prior to the rendition date, each Non-Operator shall furnish Operator information as to burdens (to include, but not be limited to, royalties, overriding royalties and production payments) on Leases and Oil and Gas Interests contributed by such Non-Operator. If the assessed valuation of any lease is reduced by reason of its being subject to outstanding excess royalties, overriding royalties or production payments, the reduction in ad valorem taxes resulting therefrom shall inure to the benefit of the owner or owners of such lease, and Operator shall adjust the charge to such owner or owners so as to reflect the benefit of such reduction. If the ad valorem taxes are based in whole or in part upon separate valuations of each party's working interest, then notwithstanding anything to the contrary herein, charges to the joint account shall be made and paid by the parties hereto in accordance with the tax value generated by each party's working interest. Operator shall bill the other parties for their proportionate shares of all tax payments in the manner provided in Exhibit "C."
        If Operator considers any tax assessment improper, Operator may, at its discretion, protest within the time and manner prescribed by law, and prosecute the protest to a final determination, unless all parties agree to abandon the protest prior to final determination. During the pendency of administrative or judicial proceedings, Operator may elect to pay, under protest, all such taxes and any interest and penalty. When any such protested assessment shall have been finally determined, Operator shall pay the tax for the joint account, together with any interest and penalty accrued, and the total cost shall then be assessed against the parties, and be paid by them, as provided in Exhibit "C."
        Each party shall pay or cause to be paid all production, severance, excise, gathering and other taxes imposed upon or with respect to the production or handling of such party's share of Oil and Gas produced under the terms of this agreement.

                                ARTICLE VIII.
                        MAINTENANCE OR TRANSFER OF INTEREST

A. Assignment; Maintenance of Uniform Interest:
        For the purpose of maintaining uniformity of ownership in the Unit Area in the Oil and Gas Interests, wells, equipment and production covered by this agreement no party shall sell, encumber, transfer or make other disposition of its interest in the Oil and Gas Interests embraced within the Unit Area or in wells, equipment and production unless such disposition covers either:
        1. the entire interest of the party in all Oil and Gas Interests, wells, equipment and production; or
        2. an equal undivided percent of the party's present interest in all Oil and Gas Interests, wells, equipment and production in the Unit Area.
        Every sale, encumbrance, transfer or other disposition made by any party shall be made expressly subject to this agreement and shall be made without prejudice to the right of the other parties, and any transferee of an ownership interest in any Oil and Gas Interest shall be deemed a party to this agreement as to the interest conveyed from and after the effective date of the transfer of ownership; provided, however, that the other parties shall not be required to recognize any such sale, encumbrance, transfer or other disposition for any purpose hereunder until thirty (30) days after they have received a copy of the instrument of transfer or other satisfactory evidence thereof in writing from the transferor or transferee. No assignment or other disposition of interest by a party shall relieve such party of obligations previously incurred by such party hereunder with respect to the interest transferred, including without limitation the obligation of a party to pay all costs attributable to an operation conducted hereunder in which such party has agreed to participate prior to making such assignment, and the lien and security interest granted by Article VII.B. shall continue to burden the interest transferred to secure payment of any such obligations.
          If, at any time the interest of any party is divided among and owned by one or more co-owners, Operator, at its discretion, may require such co-owners to appoint a single trustee or agent with full authority to receive notices, approve expenditures, receive billings for and approve and pay such party's share of the joint expenses, and to deal generally with, and with power to bind, the co-owners of such party's interest within the scope of the operations embraced in this agreement; however, all such co-owners shall have the right to enter into and execute all contracts or agreements for the disposition of their respective shares of the Oil and Gas produced from the Unit Area and they shall have the right to receive, separately, payment of the sale proceeds thereof.
B.   Waiver of Rights to Partition:
          If permitted by the laws of the state or states in which the property covered hereby is located, each party hereto owning an undivided interest in the Unit Area waives any and all rights it may have to partition and have set aside to it in severalty its undivided interest therein.
C. Notice of Intent to Sell:
          Each party agrees to notify the other parties no less than thirty (30) days prior to selling all or any part of its interest in the Unit Area, so that the other parties may have the opportunity to present proposals to purchase the interest to be sold. Within ten (10) days after receiving such notice, each of the other parties may reply by notifying the party proposing to sell whether the replying party wishes to purchase and, if so, the purchase price and other terms of the proposed purchase. Any of the parties receiving the thirty (30) day notice who does not timely reply shall be deemed to have waived any and all rights under this provision. If the party giving the initial thirty (30) day notice receives a timely notice from one or more of the other parties, no sale shall take place within the thirty (30) period following the initial notice. During that interval, the parties timely replying to the thirty (30) day notice may present proposals to purchase, but the party desiring to sell shall be under no obligation to accept or to negotiate any such proposals and no commitment made by the party desiring to sell shall be effective unless it is set forth in writing. Thirty (30) days after delivery of the initial notice the other parties' rights under this paragraph shall expire, and the party desiring to sell shall be free to sell to anyone, on any terms and at any time.
          The provisions of this Article VIII F shall not apply to any transfers by a party to its affiliates or to any transfers in connection with a merger, reorganization or consolidation.

                                  ARTICLE IX.
                    IMPROVED OIL AND GAS RECOVERY PROGRAMS

A.   Improved Oil and Gas Recovery Programs:
          Operator shall not undertake any new improved oil and gas recovery program (including, without limitation, a program that accelerates production) involving injection of gas, water or other substance by any method, whether now known or hereafter devised, without the party who is proposing the new improved oil recovery program first obtaining the consent of not less than two (2) parties in the aggregate owning not less than fifty-one per cent (51%) of the working interest in the Zone in which such program is proposed to be conducted or, if more than one zone is involved, fifty-one percent (51%) of the working interest in all such involved zones. If any party should desire to propose a new improved oil and gas recovery program for a Zone in which such party has not otherwise relinquished its interest, such party shall give written notice of the proposed program to the parties who have not otherwise relinquished their interest in such objective Zone, specifying the work to be performed, the location, the objective Zone and the estimated cost of the program. The parties to whom such a notice is delivered shall have thirty (30) days after receipt of the notice within which to notify the party proposing the new improved oil and gas recovery program whether they approve the proposed program. Failure of a party to whom such notice is delivered to reply within the time period above shall constitute a vote to disapprove the proposed program. After the requisite vote authorizing such a program is acquired in accordance with this Article IX the parties shall be obligated to contribute their proportionate shares of the program costs and the Operator shall proceed with the conduct of the approved program.
            At any time when there are only two parties who own interests in the Zone in which a new improved oil and gas recovery program is proposed, the project may be approved by the affirmative vote of the owner of the larger interest in the Zone. If the two parties have an equal one-half interest in the Zone, such a program shall require the approval of both parties.
            Notwithstanding anything contained in this agreement to the contrary, program proposals under this Article IX shall take precedence over any proposals made in accordance with Article VI of this agreement in the event of a conflict. A conflict shall be deemed to exist if any proposal under Article VI would to any degree compromise or interfere with Article IX programs.
B.  Above Ground Facilities:
            This agreement shall not be deemed to require any party to participate in the construction or operation of any gasoline plant, sulphur recovery plant, dewaxing plant or other above ground facilities to process or otherwise treat production, other than such facilities as may be required for treating production in ordinary operations and such facilities as may be required in the conduct of operations authorized under Article IX.A.

                                  ARTICLE X.
                        INTERNAL REVENUE CODE ELECTION

          If, for federal income tax purposes, this agreement and the operations hereunder are regarded as a partnership, and if the parties have not otherwise agreed to form a tax partnership, each party thereby affected elects to be excluded from the application of all of the provisions of Subchapter "K." Chapter 1, Subtitle "A," of the Internal Revenue Code of 1986, as amended ("Code"), as permitted and authorized by Section 761 of the Code and the regulations promulgated thereunder. Operator is authorized and directed to execute on behalf of each party hereby affected such evidence of this election as may be required by the Secretary of the Treasury of the United States or the Federal Internal Revenue Service, including specifically, but not by way of limitation, all of the returns, statements, and the data required by Treasury Regulations Section 1.761. Should there be any requirement that each party hereby affected give further evidence of this election, each such party shall execute such documents and furnish such other evidence as may be required by the Federal Internal Revenue Service or as may be necessary to evidence this election. No such party shall give any notices or take any other action inconsistent with the election made hereby. If any present or future income tax laws of the state or states in which the Unit Area is located or any future income tax laws of the United States contain provisions similar to those in Subchapter "K," Chapter 1, Subtitle "A," of the Code, under which an election similar to that provided by Section 761 of the Code is permitted, each party hereby affected shall make such election as may be permitted or required by such laws. In making the foregoing election, each such party states that the income derived by such party from operations hereunder can be adequately determined without the computation of partnership taxable income.

                                  ARTICLE XI.
                              CLAIMS AND LAWSUITS

          Operator may settle any single uninsured third party damage claim or suit arising from operations hereunder if the expenditure does not exceed fifty
                                                                          -----
thousand Dollars ($50,000.00) and if the payment is in complete settlement of
--------          ----------
such claim or suit. If the amount required for settlement exceeds the above amount, the Operator shall provide written notice of same to Non-Operators. Thereafter, the parties hereto shall assume and take over the further handling of the claim or suit, unless such authority is delegated to Operator. All costs and expenses of handling, settling, or otherwise discharging such claim or suit shall be at the joint expense of the parties participating in the operation from which the claim or suit arises. If a claim is made against any party or if any party is sued on account of any matter arising from operations hereunder over which such individual has no control because of the rights given Operator by this agreement, such party shall immediately notify all other parties, and the claim or suit shall be treated as any other claim or suit involving operations hereunder.

                                 ARTICLE XII.
                                 FORCE MAJEURE

          If any party is rendered unable, wholly or in part, by force majeure to carry out its obligations under this agreement, other than the obligation to indemnify or make money payments or furnish security, that party shall give to all other parties prompt written notice of the force majeure with reasonably full particulars concerning it; thereupon, the obligations of the party giving the notice, so far as they are affected by the force majeure, shall be suspended during, but no longer than, the continuance of the force majeure. The term "force majeure," as here employed, shall mean an act of God, strike, lockout, or other industrial disturbance, act of the public enemy, war, blockade, public riot, lightning, fire, storm, flood or other act of nature, explosion, governmental action, governmental delay, restraint or inaction, unavailability of equipment, and any other cause, whether of the kind specifically enumerated above or otherwise, which is not reasonably within the control of the party claiming suspension.
          The affected party shall use all reasonable diligence to remove the force majeure situation as quickly as practicable. The requirement that any force majeure shall be remedied with all reasonable dispatch shall not require the settlement of strikes, lockouts, or other labor difficulty by the party involved, contrary to its wishes; how all such difficulties shall be handled shall be entirely within the discretion of the party concerned.

                                 ARTICLE XIII.
                                    NOTICES

          All notices authorized or required between the parties by any of the provisions of this agreement, unless otherwise specifically provided, shall be in writing and delivered in person or by United States mail, courier service, telegram, telex, telecopier or any other form of facsimile, postage or charges prepaid, and addressed to such parties at the addresses listed on Exhibit "A." All telephone or oral notices permitted by this agreement shall be confirmed immediately thereafter by written notice. The originating notice given under any provision hereof shall be deemed delivered only when received by the party to whom such notice is directed, and the time for such party to deliver any notice in response thereto shall run from the date the originating notice is received. "Receipt" for purposes of this agreement with respect to written notice delivered hereunder shall be actual delivery of the notice of the address of the party to be notified specified in accordance with this agreement, or to the telecopy, facsimile or telex machine of such party. The second or any responsive notice shall be deemed delivered when deposited in the United States mail or at the office of the courier or telegraph service, or upon transmittal by telex, telecopy or facsimile, or when personally delivered to the party to be notified, provided, that when response is required within 24 or 48 hours, such response shall be given orally or by telephone, telex, telecopy or other facsimile within such period. Each party shall have the right to change its address at any time, and from time to time, by giving written notice thereof to all other parties. If a party is not available to receive notice orally or by telephone when a party attempts to deliver a notice required to be delivered within 24 or 48 hours, the notice may be delivered in writing by any other method specified herein and shall be deemed delivered in the same manner provided above for any responsive notice.

                                 ARTICLE XIV.
                               TERM OF AGREEMENT

This agreement shall remain in full force and effect as long as any well in the Unit Area is capable of production of Oil and/or Gas in paying quantities, and for an additional period of One Hundred Eighty (180) days thereafter; provided, however, if, prior to the expiration of such additional period, one or more of the parties hereto are engaged in drilling, Reworking, Deepening, Sidetracking, Plugging Back, testing or attempting to Complete or Recomplete a well or wells hereunder, this agreement shall continue in force until such operations have been completed and if production results therefrom, this agreement shall continue in force as provided herein.
          The termination of this agreement shall not relieve any party from any expense, liability or other obligation or any remedy therefor which has accrued or attached prior to the date of such termination.
          Upon termination of this agreement and the satisfaction of all obligation hereunder, in the event a memorandum of this Unit Agreement and Unit Operating Agreement has been filed of record. Operator is authorized to file of record in all necessary recording offices a notice of termination, and each party hereto agrees to execute such a notice of termination as to Operator's interest, upon request of Operator, if Operator has satisfied all its financial obligations.

                                  ARTICLE XV.
                     COMPLIANCE WITH LAWS AND REGULATIONS

A.   Laws, Regulations and Orders:
          This agreement shall be subject to the applicable laws of the state in which the Unit Area is located, to the valid rules, regulations, and orders of any duly constituted regulatory body of said state; and to all other applicable federal, state, and local laws, ordinances, rules, regulations and orders.
B.   Governing Law:
          This agreement and all matters pertaining hereto, including but not limited to matters of performance non-performance, breach, remedies, procedures, rights, duties, and interpretation or construction, shall be governed and determined by the law of the state in which the Unit Area is located. If the Unit Area is in two or more states, the law of the state of California shall
                                                            ----------
govern.
B.   Regulatory Agencies:
          Nothing herein contained shall grant, or be construed to grant. Operator the right or authority to waive or release any rights, privileges, or obligations which Non-Operators may have under federal or state laws or under rules, regulations or orders promulgated under such laws in reference to oil, gas and mineral operations, including the location, operation, or production of wells, on tracts offsetting or adjacent to the Unit Area.
          With respect to the operations hereunder, Non-Operators agree to release Operator from any and all losses, damages, injuries, claims and causes of action arising out of, incident to or resulting directly or indirectly from Operator's interpretation or application of rules, rulings, regulations or orders of the Department of Energy or Federal Energy Regulatory Commission or predecessor or successor agencies or any other Federal, State or local regulatory authority to the extent such interpretation or application was made in good faith and does not constitute gross negligence. Each Non-Operator further agrees to reimburse Operator for such Non-Operator's share of production or any refund, fine, levy or other governmental sanction than Operator may be required to pay as a result of such an incorrect interpretation or application, together with interest and penalties thereon owing by Operator as a result of such incorrect interpretation or application.

                                 ARTICLE XVI.
                                 MISCELLANEOUS

A.   Execution:
          This agreement shall be binding upon each Non-Operator when this agreement or a counterpart thereof has been executed by such Non-Operator and Operator notwithstanding that this agreement is not then or thereafter executed by all of the parties to which it is tendered or which are listed on Exhibit "A" as owning an interest in the Unit Area or which own, in fact, an interest in the Unit Area.
B.   Successors and Assigns:
          This agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, devisees, legal representatives, successors and assigns, and the terms hereof shall be deemed to run with the Leases or Interests included within the Unit Area.
C.   Counterparts:
          This instrument may be executed in any number of counterparts, each of which shall be considered an original for all purposes.
D.   Severability:
          For the purposes of assuming or rejecting this agreement as an executory contract pursuant to federal bankruptcy laws, this agreement shall not be severable, but rather must be assumed or rejected in its entirety, and the failure of any party to this agreement to comply with all of its financial obligations provided herein shall be a material default.
E.   Word Usage:
          Unless the context otherwise clearly indicates, words used in the singular include the plural, the word

"person" includes natural and artificial persons, the plural includes the singular, and any gender includes the masculine, feminine, and neuter.

                                 ARTICLE XVII.
                              DISPUTE RESOLUTION

A.   Resolution of Disputes:
          The parties shall resolve any controversy or claim, whether based in contract, tort or otherwise, arising out of, relating to, or in connection with this agreement, the scope, breach, or validity of the agreement; or the commercial or economic relationship of the parties ("Dispute") in accordance with this Article. The parties' agreement to resolve Disputes pursuant this provision shall survive the expiration or termination of the agreement.
               1. The parties shall first seek to resolve any Dispute by negotiations between authorized representatives.
               2. If the Dispute has not been resolved by negotiations within thirty days of it having been raised either party may initiate mediation of the Dispute by sending the other party a written request that the Dispute be mediated. The party receiving the request will promptly respond to the requesting party so that the parties can jointly select a mediator and schedule the mediation session.
               3. The mediation contemplated by the parties is intended to be a voluntary process in which a third party, who has no power to decide the outcome, facilitates communication among the parties to promote understanding among them and, where possible, to arrive at a mutually acceptable resolution of their Dispute. The mediation shall take place in at the offices of the Operator in Kern County, California or at such other location in Kern County as the Operator shall designate, unless the parties mutually agree to a different location.
               4. No formal rules of evidence apply to the mediation, and there will be no stenographic record of any mediation meeting. It is expected that, in the mediation, each party will have a representative who is not acting as legal counsel and who is authorized to make the decisions which are part of the process.
               5. Mediation sessions are private. The parties and their representatives may attend mediation sessions. Other persons may attend only with the consent of all the parties and the mediator.
               6. Confidential information disclosed to a mediator by the parties or by a witness in the course of the mediation shall not be divulged by the parties or the mediator. All records, reports, or other documents received by a mediator while serving in that capacity shall be confidential. The mediator shall not be compelled to divulge such records or to testify in regard to the mediation in any judicial forum adversary proceeding. The parties shall maintain the confidentiality of the mediation and shall not rely on, or introduce as evidence in any arbitration, judicial, or other proceeding:
                    a. views expressed or suggestions made by another party with respect to a possible settlement of the Dispute;
                    b. admissions made by another party in the course of the mediation proceedings;
                    c.   proposals made or views expressed by the mediator; or
                    d. the fact that another party had or had not indicated a willingness to accept a proposal for settlement made by the mediator.
               7. There shall be no stenographic record of the mediation process.
               8. Should the mediation not result in a settlement of any or all issues, the party who initiated the mediation will, within five days of the termination of the process, submit a final written offer for settling all outstanding claims; including the other party's counterclaims, if any, or a notice that it will not offer to settle the Dispute. Within five working days of its receipt of the offer or notice, the party receiving the offer must either accept or reject the offer, if any, or submit its own settlement offer as to all outstanding claims, or a notice that it will not offer to settle the Dispute. Within five working days of its receipt of the other party's response, the party who initiated the mediation must accept or reject the other party's offer, if any, as to all outstanding claims. If the claims are not settled within three working days of the last settlement offer, either party may submit the outstanding claims to Binding Arbitration under the terms set forth in XVII.B of this agreement.
               9. Either party may withdraw from the mediation after having attended the initial meeting which shall occur no later than ninety days after notice of the election to mediate by one of the parties as set forth above, but withdrawal shall not excuse the obligations relating to communications concerning written settlement offers as set forth above.

B.   Binding Arbitration:
          1.   Arbitrators
               -----------
               a. Unless the parties otherwise agree, one arbitrator will decide the claim.
               b. The arbitrator will be an attorney admitted to practice in the State of California. The arbitrator will disclose to the parties before selection of details of his or her previous representation or work for either party and any financial or personal interest in or bias with respect to each party or the property or interest or with respect to the results of the arbitration proceeding.

          c. Each party shall select and provide to the other party for that party's consideration a list of five arbitrators. A party, receiving nomination must accept or reject the nomination in writing. If after thirty working days after the notice of arbitration the parties have failed to select the arbitrator, then application shall be made to the Los Angeles office of JAMS/Endispute ("JAMS") to provide a list of five qualified nominees. Each party will have five working days after receiving the list to strike two nominees. If two or more nominees remain after expiration of said period to make the strikes, JAMS will select the arbitrator from the remaining nominees.
          d. Throughout the proceedings, the arbitrator will promptly provide the parties with copies of all documents filed by each party and not theretofore provided to the other party. The arbitrator will decide all claims and other issues in Dispute (except as specifically provided herein) including whether any claim may be arbitrated, conduct of the arbitration, discovery issues, admissibility of evidence, and interpretation and application of these arbitration terms.
          e. The arbitrator has authority and power to proceed Ex Parte if either party fails after reasonable notice to attend hearings or conferences with the arbitrator, furnish the arbitrator with required papers, information, or briefs, or take any action required by these arbitration terms.
          f. If the arbitrator becomes unwilling or unable to serve or proceed with the arbitration, or is unsatisfactory to either party due to matters disclosed pursuant to paragraph B.1.b hereof, a replacement arbitrator will be selected under paragraph B.1.c of this agreement, provided, however, nominations must be made within five days of an arbitrator's notice to the parties of his or her resignation or the parties becoming aware of the arbitrator's inability to proceed.
     2. Representation
        --------------
               The parties may be represented by legal counsel or other technical or professional persons.
     3. Pre-Hearing Procedures
        ----------------------
          a. Unless the parties agree otherwise, a preliminary hearing with the arbitrator will be held within 15 working days of the selection of the arbitrator to assist the arbitrator in establishing proceedings, setting the hearing date within the next 90 days, and for other purposes necessary or desirable for the efficient and expedited disposition of the proceedings.
                    Unless the parties agree otherwise, the maximum length of
               the arbitration hearing to be scheduled at or following the preliminary hearing will be five (5) consecutive and mutually convenient working days. The arbitrator will select the dates if the parties cannot agree. The arbitrator will send notice of the arbitration hearing to each party stating the procedures to be followed including the order of testimony.
          b. Discovery. The parties intend there be a good faith but limited exchange of information, but only that information relevant to a disputed issue, without duplicating the costly, time-consuming, and burdensome procedures available in civil litigation.
                    (i) The parties will, within 30 days of the close of the preliminary hearing, designate and exchange the names and addresses of all witnesses who will be called at
                                                              -------
                           the arbitration hearing, a brief statement of each witness' expected testimony, and lists and copies of exhibits that may be presented at the hearing. A witness will be designated as a fact witness, an expert witness, or both. Unless otherwise agreed, each side may add no more than one additional witness to the list of witnesses who will be called after the period for producing that list has passed.
                    (ii) The parties may depose any person who will be called to testify at the hearing at a location convenient to the deponent.
                    (iii) Each party may submit to the arbitrator one set of requests for production of relevant documents, one set of interrogatories containing not more than 30 questions, including subparts, soliciting relevant information, and requests for depositions of individuals with relevant information who are not identified by the opposing party as witnesses. The arbitrator may order responses if discovery requests are reasonable in scope. Each party requesting documents, interrogatories, or depositions of persons who are not identified by the opposing party as witnesses will reimburse the opposing party for the opposing party's reasonable cost to respond to the request, including but not limited to attorney's fees, reproduction costs, staff time, and travel expenses.
                    (iv) The arbitrator may subpoena persons designated as witnesses, representatives of the parties, and persons with information relevant to the Dispute to appear for oral deposition.
                    (v) The arbitrator will establish a procedure to resolve discovery Disputes and rule on the depositive motions promptly and efficiently. The procedure may include presenting motions by letter as opposed to formal pleadings and resolution by telephone conferences.
                    (vi) The arbitrator may impose sanctions that he or she deems appropriate, including but not limited to award of attorney's fees for a party's failure to identify witnesses and the substance of their testimony, to provide copies of exhibits, or to respond timely and in good faith to discovery requests. The arbitrator may extend any deadline in the interest of fairness if a party fails to comply with the arbitration terms.
          c. At least 30 working days before the arbitration hearing, the parties will jointly prepare and file with the arbitrator an agreed pre-hearing statement setting out the disputed issues to be decided by the arbitration, statement of agreed facts, the identity of all witnesses to be called, a list of exhibits that will be used, and the copies of documents concerning the disputed issues that the parties agree should be provided to the arbitrators.
          d. Each party will also submit a pre-hearing brief unless the parties agree otherwise. Plaintiff's brief as to all claims will be due no later than 30 working days before the arbitration hearing. Defendant's brief as to all claims, including defendant's counter-claims, will be due no later than 20 working days before the hearing.
     4. Hearing
        -------
               a. The arbitration will be held in Bakersfield, California at a location agreed to by the parties unless the parties otherwise agree.
               b. The hearing will begin on a Monday no later than ninety (90) working days after the preliminary hearing. The maximum length of the hearing is five consecutive working days. Each party will have one half of the scheduled time for its case including direct, redirect, and rebuttal testimony, cross-examination of the opposing party's witnesses, and opening and closing statements, but excluding time attributable to the opposing party's objections during the hearing and questions. The arbitrator will preside at the hearing and rule on the admission and exclusion of evidence and procedural questions and may exercise all other powers conferred by statute on an arbitrator. The hearing will be conducted as if it were an informal court trial. The arbitrator may question any witnesses appearing at the arbitration hearing. The parties may change these provisions by agreement.
               c.   Attendance of Witnesses and Production of Evidence
                    --------------------------------------------------
                    (i) The arbitrator may subpoena witnesses and require production of documents.
                    (ii) In addition to presenting evidence at the arbitration hearing through the testimony of qualified witnesses, either party may submit testimony by affidavit. Either party may submit testimony by affidavit as follows: Testimony offered by affidavit must be submitted to the opposing party and the arbitrator at least 30 working days before the arbitration hearing. Either the opposing party or any arbitrator may, by written notice at least 15 working days before the arbitration hearing, request the individual affiant appear at the arbitration hearing for cross examination. If the affiant is not previously identified as a witness, the opposing party will also have a reasonable opportunity to depose the affiant and require, by giving notice within five working days after such deposition that the affiant appear at the hearing. If after said notice the affiant is not able to appear at the hearing, the hearing will be rescheduled. If the affiant does not appear as requested either for the arbitration hearing or the deposition for whatever reason after timely request by a party, the testimony of the affiant will be disregarded by the arbitrator for all purposes. A party may not advance an issue at the arbitration hearing unless the party identified the issue in writing to the opposing party and the arbitrators at least 30 working days before the hearing. A party may not introduce or advance documentary evidence at the arbitration hearing unless it furnished a copy to the opposing party and identified it as an exhibit as provided in B-3.b(i) of this agreement, and to the arbitrator at least 30 working days before the hearing. A party may not call a witness unless the opposing party has had an opportunity to depose the witness and the nature of the testimony was previously disclosed in writing to the opposing party as provided in B-3.b(i) of this agreement and to the arbitrators at least 30 days before the hearing.
                    (iii) If a witness is unable for good cause to appear at the hearing, the arbitrator may extend or postpone the hearing as reasonably necessary in the interest of fairness.

               (iv) All witnesses will give all testimony at the hearing under oath administered by a court reporter. The arbitrator must be present when evidence is given and/or admitted.
          d. The arbitrator will be guided by common sense and justice in allowing evidence to be presented. No federal or state rule relating to the order of proof, the conduct of the hearing, or the presentation and admissibility of evidence will be applicable in the arbitration hearing except that the arbitrator must recognize and apply the attorney-client privilege and work-product immunity doctrine during the pre-hearing discovery and at the hearing. Any relevant evidence including hearsay may be admitted by the arbitrator if reasonable persons would reasonably rely on it in the conduct of serious affairs, regardless of the admissibility of the evidence in a court of law.
          e. The arbitrator will declare the hearing closed after the parties have presented their evidence and made their closing arguments. Time limits within which the arbitrator is required to make his or her decision will begin on the date the hearing closes. Unless expressly requested by the arbitrator, no briefs or other documents may be submitted by any party after the arbitration hearing concludes. If any such post-hearing brief is requested from one party the other party shall be given the opportunity and reasonable time to submit a reply brief.
          f. The parties acknowledge that they have agreed to this arbitration provision to expedite settlement of any Dispute, and the arbitrator is instructed that any extension of time must be reasonable and of the shortest length necessary to accommodate the reason for the delay.
     5. Award and Enforcement
        ---------------------
          a. Unless the parties agree otherwise, the arbitrator will decide each claim and disputed issue within 20 working days after the date the hearing closes based on applicable law and testimony, documents, and other materials the parties submit in accordance with this agreement. The decision must be within the bounds set by the parties. The decision must be in writing, including findings of fact and conclusions of law. The arbitrator must sign the opinion.
          b. The decision of the arbitrator is full final and binding on the parties and non-appealable.
          c. The arbitrator may award compensatory damages only. The arbitrator may not award, and the parties specifically waive rights to multiple damage awards that may be allowed by statute, or punitive or exemplary damages. The arbitrator may also, as appropriate, declare the rights of the parties or grant equitable relief.
          d. Judgement may be entered on the award and the award may be judicially enforced. The award is final and binding and no appeal from the award may be taken on the grounds of error in application of law or findings of fact. After the arbitrator issues his or her decision, an aggrieved party may request an appropriate court to vacate the decision of the arbitrator only under the circumstances set out in California Civil Procedure
               Section 1280 et seq.
     6. General Terms
        -------------
          a. The parties may by mutual agreement modify any time period provided in this Article XVII.
          b. The substantive law, including time bars, applicable to all claims and disputed issues, is the law of the State of California without regard to the choice of law rules of California that refer to the laws of any other jurisdiction.
          c. Except as expressly provided in Article XVII.B.1.e of this agreement, no party may have any ex parte communication with the arbitrator. For the purposes of this agreement, ex parte communications means both oral communications without the participation of a representative from the opposing party (or the written consent of the opposing party) and written communications unless a complete copy of the communication is provided to the representative of the opposing party simultaneously with service on the arbitrator.
          d. If the arbitrator's award as to all claims or equals the final settlement offer of the party who initiated the mediation process as to all claims provided in the mediation agreement attached hereto or the total amount claimed if the party who initiated the mediation process declined or failed to make a settlement offer, the arbitrator will award that party an additional sum equal to its reasonable cost. If the arbitrator's awards as to all claims equals or is less than the responding party's settlement offer as to all claims as provided in the mediation agreement or zero if the responding party declined or failed to make a settlement offer, the arbitrator will award the responding party a sum equal to its reasonable cost. If the arbitrator's award of all claims is greater than the responding party's final settlement offer as to all claims, but less than the final settlement offer of the party who initiated the mediation process as to all claims, or the total amount claimed if the party who initiated the mediation process declined or failed to make a settlement offer, each party will pay its own costs and its one-half share of the arbitrator fees and expenses and other arbitration costs. Costs as used in this section of this agreement includes a party's attorney's fees and expenses, staff time and expenses, including the party's discovery costs under B.3 through B.4 of this agreement and the party's one-half share of the arbitrator's fees and expenses and other arbitration costs.
               e. Subject to B.6.f of this agreement, either party may hire a court reporter to produce a stenographic record at depositions, the hearing, or other proceedings. The requesting party must notify the other party of the arrangements in advance and must pay the costs incurred. If the opposing party wants a copy of the record, that party will be provided a copy on payment of one-half of the cost of the stenographic record.
               f. All proceedings and all information obtained during discovery or the proceedings and the settlement agreement if any or the arbitrator's award will be kept confidential and may not be disclosed or used by either party for a period of four years from the date of the arbitrator's award except as provided in these arbitration terms and except in connection with an action to enforce or challenge the arbitrator's award if any, or as may be required by law or court order.
               g. In computing any period described or allowed by these arbitration terms, the day of the act, event, or default from which the designated period begins to run will not be included. The last day of the period is included unless it is a Saturday, Sunday, or legal holiday, in which event the period runs until the end of the next day that is not a Saturday, Sunday or U.S. legal holiday. The last day of the period will end for the purposes of compliance with this agreement at 5:00 p.m., Pacific Time.
               h. Whenever these arbitration terms provide for notice, exchange of information or other communications between the parties, the notice will be delivered to the representative designated in this agreement. Notice to or service on any person other than a party's designated representative will not constitute notice or service on a party for purposes of these arbitration terms. Written notice to a party may be accomplished by personal service, overnight courier, facsimile or U.S. mail. Service is accomplished upon receipt at the business office of the designated representative. Notices, exchanges of information, and other communications must also be delivered to designated counsel, if any, for each party in the same manner as notice or service is provided to a party's designated representative.
               i. An action to enforce or challenge these arbitration terms including an action to confirm or validate an arbitration award must be brought in Kern County Superior Court, Bakersfield, California.
               j. Any party that proceeds under this arbitration agreement after it knows or should have known that a party or arbitrator has not complied with any provision or requirements of this agreement and that fails to file a written objection with the arbitrator within five calendar days after it knows or should have known of the non-compliance will be deemed to have waived its right to object.


                                      ARTICLE XVIII.
                        ANNUAL OPERATING PLAN AND ANNUAL MEETING

          A. Annual Operating Plan.
               Operator shall submit to the Non-Operators a proposed annual operating plan ("AOP) for each calendar year during the term of this agreement that occurs after calendar year 1998. The proposed AOP for each calendar year will be distributed to the Non-Operators by August 15 of the immediately preceding calendar year. The AOP will include a review of current and future operations and a forecast of production, sales, operating expenses and capital expenditures for the following calendar year. The AOP shall be for information only and will serve as a communication procedure between the parties to provide Non-Operators with adequate time to prepare for the budgetary process within their individual companies.
               1.   Content of Annual Operating Plan.
                         The AOP shall present the proposed operating and
               capital expense budgets for unit operations, as well as a schedule of anticipated exploratory operations or other operations not included under an ongoing, previously approved and/or proposed project. To the extent known on the date of submission of the AOP, the plan shall include the following schedules of work anticipated to be performed during the following calendar year:
          (a) An operating cost estimate that includes, but is not limited to: routine well pulling, subsurface equipment repair and technical services, contract labor and services, chemical cost and usage, transportation costs (e.g., vacuum truck), fuel, electricity, and Operator labor and overhead.
          (b) A list of proposed wells to be drilled including their anticipated order, drilling time, depths, locations, objective sands, type of well (development, delineation, project, etc.), purpose of well (production, injection, etc.) and estimated costs and economics.
          (c) Recompletion, Sidetrack, Plug Back and Deepening operations, shall be listed by well, with their estimated costs.
          (d) Rework operations, shall be listed by zone (individual wells identified, if possible), with their estimated costs.
          (e) All projects requiring a gross expenditure greater than Two Hundred Thousand Dollars ($200,000) that are not already covered by another paragraph in this Section 1.
          (f) An environmental compliance plan, including, but not limited to, expenditures, litigation and claims, closure plans and activities, conservation set aside activities, permit activities, abandonment and reclamation plans and activities, and safety programs. Costs shall be included but identified separately in the projects listed in subparagraphs (a) and (e), above.
          (g) A reservoir management plan and associated production, sales and injection forecast for each recognized pool, reservoir, and/or area.
          (h) A gas processing plan, including, but not limited to, forecasted throughput, liquids production and sales, forecasted expenditures, anticipated turnarounds, and third party plant utilization.
     2.  Annual Meeting and Submission of Annual Operating Plan.
          Operator shall hold an Annual Meeting on the second Tuesday of each September, in its offices in Kern County, California. During the Annual Meeting the parties shall review and comment on the status of the current AOP and review and comment on the proposed AOP. The Non-Operators may submit written comments on the AOP to the Operator and to all Non-Operators at or before the Annual Meeting.
     3.  Distribution of Final Annual Operating Plan.
          Within thirty (30) days after the Annual Meeting, the Operator shall submit to the Non-Operators the final AOP, incorporating therein the changes previously submitted and/or discussed at the Annual Meeting to which Operator has agreed.
     4.  Purpose of Annual Operating Plan.
          The AOP shall be for informational purposes only and will not obligate the parties to any expenditures or constitute an election to participate in any specific operation. Pursuant to the terms and conditions of this agreement, any owner may from time to time make proposals for operations which were not included in the AOP. Additionally, the AOP will not preclude the implementation of other operations or expenditures during a given calendar year pursuant to the procedures set forth elsewhere in this agreement.

     IN WITNESS, WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first written above.
                                          CHEVRON U.S.A. PRODUCTION
                                          COMPANY, a division of CHEVRON
                                          U.S.A., INC.


                                          ______________________________________
                                          By: D.R. JENSEN
                                             -----------------------------------
                                          Print Name: D.R. JENSEN
                                                     ---------------------------

                                          Title:       Assistant Secretary
                                                -------------------------------

                                          Date:            6-18-97
                                               --------------------------------

                     [other signatures on additional pages]

                                 EXHIBIT A(1)

                 Description of Land Comprising the Unit Area

THE UNIT AREA ENCOMPASSES AND INCLUDES THE FOLLOWING LAND AND INTERESTS IN LAND WHICH ARE HEREBY MADE SUBJECT TO THIS UNIT AGREEMENT AND UNIT OPERATING AGREEMENT (ALL OF THE FOLLOWING ARE IN MOUNT DIABLO MERIDIAN, IN THE UNINCORPORATED AREA OF THE COUNTY OF KERN, STATE OF CALIFORNIA, ACCORDING TO THE OFFICIAL PLAT THEREOF):

                                 Chevron Lands
                                 -------------


(a)  Township 30 South, Range 22 East
     --------------------------------

       South 1/2 of Southwest 1/4 of Section 13
       Southeast 1/4 of Section 13
       The following portions of Section 23:

             North 1/2 of Northeast 1/4
             Southeast 1/4 of Northeast 1/4
             Northeast 1/4 of the Northeast 1/4 of the Northeast 1/4 of the
               Northwest 1/4
             Northeast 1/4 of the Northwest 1/4 of the Southwest 1/4 of the
               Northeast 1/4
             Northeast 1/4 of the Southwest 1/4 of the Northeast 1/4 Northeast 1/4 of the Southeast 1/4 of the Southwest 1/4 of the
               Northeast 1/4
             North 1/2 of the Northeast 1/4 of the Northeast 1/4 of the
               Southeast 1/4

        The following portions of Section 25:

             North 1/2 of the Northeast 1/4
             North 1/2 of the Southeast 1/4 of the Northeast 1/4
             Northeast 1/4 of the Southeast 1/4 of the Southeast 1/4 of the
               Northeast 1/4

(b)  Township 30 South, Range 23 East
     --------------------------------

        Section 7
        South 1/2 of Section 9
        Section 13

                                     A-1-1

        Northwest 1/4 of Section 17
        Northwest 1/4 of Section 19

(c)  Township 31 South, Range 23 East
     --------------------------------

        South 1/2 of Section 13

(d)  Township 30 South, Range 24 East
     --------------------------------

        Section 17
        Section 19
        Section 21
        Section 25
        Section 27
        Section 29
        Section 31
        Section 33
        Section 35
        Section 36
        The following portions of Section 23:

             Northwest 1/4 of Northwest 1/4
             South 1/2 of Northwest 1/4
             Southwest 1/4 of Northeast 1/4
             South 1/2

        The following portions of Section 24:

             Southwest 1/4 of the Southwest 1/4 EXCEPTING THEREFROM, that portion thereof conveyed to Elk Hills School District by deed recorded November 20, 1933 in Book 411, Page 312 of Official Records of Kern County, California, described as follows:
             Commencing at a point in the East line of the Southwest Quarter (SW1/4) of the Southwest Quarter (SW1/4) of said Section Twenty-Four (24) which point is distant three hundred thirty feet (330') North of the Southeast corner of said Southwest Quarter (SW1/4) of the Southwest Quarter (SW1/4) of said Section; running thence
             North along said East line a distance of six hundred sixty feet (660') thence at right angles West, a distance of six hundred sixty feet (660'); thence at right angles South, a distance of six hundred sixty feet (660'); thence at right angles East, a distance of six hundred sixty feet (660') to the point of beginning. Also, EXCEPTING

                                     A-1-2

             THEREFROM, all oil and gas in said lands as reserved in that certain United States of America Land Patent Number 695254 dated the first day of July 1919, being Land Office Serial Number Visalia 07529.

             All that portion of the Southwest 1/4 of the Southeast 1/4; lying South and West of the so called "Outlet Canal" as same existed on June 14, 1932, date of the deed of said land from Commercial Land Company, a corporation to Kern Investment Company, a corporation, recorded June 14, 1932 in Book 446, Page 63 of Official Records of Kern County, California; EXCEPTING THEREFROM, that portion thereof lying within the townsite of Tupman as shown by map of said townsite recorded September 2, 1923 in Book 3, Page 94 of Maps in the Office of the County Recorder; ALSO EXCEPTING a parcel of land one hundred feet (100') by one hundred fifty feet (150') comprising
             0.34 acres more or less, particularly described as beginning at the Northwest corner of the Southwest Quarter (SW1/4) of the Southeast Quarter (SE1/4) of said Section, and running thence North
             89 degrees 54 minutes East along the North line of the Southwest Quarter (SW1/4) of the Southeast quarter (SE1/4) of said Section Two Hundred Forty feet (240'); thence South 51 degrees 36 minutes East one hundred fifty feet (150') to the true point of beginning of said excepted parcel; thence South 38 degrees 24 minutes West one hundred feet (100'); thence South 51 degrees 36 minutes East one hundred fifty feet (150'); thence North 38 degrees 24 minutes East one hundred feet (100'); thence North 51 degrees 36 minutes West one hundred fifty feet (150') to the true point of beginning; also, EXCEPTING THEREFROM all oil and gas in said lands as reserved in Patent from the United States of America dated June 29, 1923 recorded July 16, 1923 in Book 21, Page 445 of Patents; AND SUBJECT to right-of-way for pipe line granted to Commercial Land Company, a corporation, by deed recorded November 4, 1935 in Book 625, Page 236 of Official Records of Kern County, California.

(e)  Township 31 South, Range 24 East
     --------------------------------

        Southwest 1/4 of Section 7
        North 1/2 of Northwest 1/4 of Section 16
        The following portions of Section 17:

             North 1/2 of Northwest 1/4
             North 1/2 of South 1/2 of Northwest 1/4
             North 1/2 of Northeast 1/4
             Northwest 1/4 of Southwest 1/4 of Northeast 1/4

                                     A-1-3

                          Former United States Lands
                          ------ ------ ------ -----


(a)  Township 30 South, Range 22 East
     --------------------------------

          Section 12
          Section 14
          Section 24
          Northeast 1/4 of Section 26

(b)  Township 30 South, Range 23 East
     --------------------------------

          Section 8
          Section 10
          Section 12
          Section 14
          Section 15
          Section 16
          South 1/2 of Section 17
          Northeast 1/4 of Section 17
          Section 18
          South 1/2 of Section 19
          Northeast 1/4 of Section 19
          Section 20
          Section 21
          Section 22
          Section 23
          Section 24
          Section 25
          Section 26
          Section 27
          Section 28
          Section 29
          Section 30
          Section 32
          Section 33
          Section 34
          Section 35
          Section 36

                                     A-1-4

(c)  Township 30 South, Range 24 East
     --------------------------------

          Section 18
          Section 20
          The following portions of Section 22:

               North 1/2 of the S

               All of the oil and gas in and under the North 1/2 of the North 1/2 of Section 22, and the right to prospect for, mine and remove such deposits from the same upon compliance with the conditions and subject to the provisions and limitations of the Act of July 17, 1914 (38 Stat. 509), as reserved in the patent from the United States of America, recorded September 29, 1923 in Book 21 Page 486 of Patents.

               All of the oil and gas in and under the South 1/2 of the North 1/2 of Section 22, and the right to prospect for, mine and remove such deposits from the same upon compliance with the conditions and subject to the provisions and limitations of the Act of July 17, 1914 (38 Stat. 509), as reserved in the patent from the United States of America, recorded November 18, 1954 in Book 2323 Page 84 of Patents.

               All of the oil and gas in and under the South 1/2 of the South 1/2 of Section 22, and the right to prospect for, mine and remove such deposits from the same upon compliance with the conditions and subject to the provisions and limitations of the Act of July 17, 1914 (38 Stat. 509), as reserved in the patent from the United States of America, recorded November 14, 1923 in Book 22 Page 7 of Patents.

     The following portions of Section 24:

               All of the oil and gas in and under the Southwest 1/4 of the Southwest 1/4 of Section 24, and the right to prospect for, mine and remove such deposits from the same upon compliance with the conditions and subject to the provisions and limitations of the Act of July 17, 1914 (38 Stat. 509), as reserved in the patent from the United States of America, recorded February 14, 1920 in Book 20 Page 110 of Patents.

               All of the oil and gas in and under the Southeast 1/4 of the Southwest 1/4 and the Southwest 1/4 of the Southeast 1/4 of
               Section 24, and the right to prospect for, mine and remove such deposits from the same upon compliance with the

                                     A-1-5
               conditions and subject to the provisions and limitations of the Act of July 17, 1914 (38 Stat. 509), as reserved in the patent from the United States of America, recorded July 16, 1923 in Book 21 Page 445 of Patents.

          Section 26
          Section 28
          Section 30
          Section 32
          Section 34

(d)  Township 30 South, Range 25 East
     --------------------------------

          That portion of the West 1/2 of Section 31, lying above the top of the Reef Ridge Shale (or its stratigraphic equivalent).

(e)  Township 31 South, Range 23 East
     --------------------------------

          Section 1
          Section 2
          Section 3
          Section 4
          Section 10
          Section 11
          Section 12
          North 1/2 of Section 13
          Section 14

                                     A-1-6

(f)  Township 31 South, Range 24 East
     --------------------------------

          Section 1
          Section 2
          Section 3
          Section 4
          Section 5
          Section 6
          North 1/2 of Section 7
          Southeast 1/4 of Section 7
          Section 8
          Section 9
          Section 10
          Section 11
          Section 12
          Section 18

(g)  Township 31 South, Range 25 East
     --------------------------------

          West 1/2 of Section 6

                                     A-1-7

                                 Exhibit A(2)
                           Restrictions as to Depths
                                and Formations

     This Unit Agreement and Unit Operating Agreement has the effect of unitizing for development, operation and production each of the following described Zones within the Unit Area.

Dry Gas Zone:       All dry gas bearing formations above the top of the Lower
                    Scalez marker bed.

Shallow Oil Zone:   All oil and gas bearing formations of Pliocene Age above the
                    Reef Ridge Shale.

Stevens Zone:       All oil and gas bearing formations of Upper Miocene Age
                    within the stratigraphic interval between the top of the Reef Ridge Shale and the top of Valvulineria Californica or associated faunas of Middle Miocene Age.

Carneros Zone:      All oil and gas bearing sands and shales within the
                    Saucesian Stage as defined by Kleinpell, 1938.

Asphalto Zone:      All oil and gas bearing formations of the Miocene Age below the top of the Reef Ridge Shale in the NE/4 of Section 26Z.

Tulare Zone:        All air and water bearing formations above the IMYA Sands of the San Joaquin Formation.

     Each party hereto owning interests within the Unit Area lands that are outside of the above described Zones retains the sole right to explore for, develop and produce Oil and Gas therefrom for its own account so long as such operations do not unreasonably interfere with operations within the described Zones.

                                     A(2)1

                                 Exhibit A(3)
                   Parties' Addresses and Telephone Numbers

Chevron:

       Chevron U.S.A. Production Company
       4900 California Avenue
       Bakersfield, California 93309
       Attn: James Brady
       Phone No.: (805) 633-4332
       Fax: (805) 633-4319

       with a copy to:
       --------------

       Chevron U.S.A Production Company
       4900 California Avenue
       Bakersfield, California 93309
       Attn: Cynthia A. Giumarra, Esq.
       Phone No.: (805) 633-4695
       Fax: (805) 633-4698

                       [Purchasers - To be supplied]

                                     A(3)1

                                 Exhibit A(4)
                           Percentages or Fractional
                           Interests of the Parties

                                    Part 1
                          Future Production and Costs
                          ---------------------------

     The respective percentages or fractional interests of the parties in the five producing Zones described in Exhibit A(2) shall be as follows:

================================================================================
Parties        Dry Gas   Shallow   Stevens   Carneros  Asphalto  Weighted
               Zone      Oil Zone  Zone      Zone      Zone      Ownership
                                                                 for Voting
--------------------------------------------------------------------------------
Chevron        16.1274%  29.9881%  20.3643%  0.0%      0.0%      22.86%
--------------------------------------------------------------------------------
[DOE]          83.8726%  70.0119%  79.6357%  100.00%   100.00%   77.14%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

================================================================================

     Subject only to adjustments pursuant to Article IV, the foregoing percentages or fractional interests of the parties shall remain fixed and final for the entire term of this Unit Agreement and Unit Operating Agreement and shall not be subject to future changes or redeterminations. Nothing in this agreement shall be deemed to prevent the parties from modifying the foregoing percentages or fractional interests of the parties by mutual agreement of all affected parties at any time after the effective date of this agreement. Any adjustments to a party's interests set forth above, made as a result of the title provisions of Article IV, shall be made based on the proportion of that party's percentage participation in each Zone underlying the land for which any title adjustment is made that is attributable to the Oil and Gas Interest as to which there has been a title failure, and not on a surface acreage basis.

     [NOTE: The Weighted Ownership for Voting of the purchasers of interests from the United States shall be calculated by multiplying the percentage shares of the United States interests purchased by them by 77.14%; provided, however, the weighted ownership for voting of Chevron shall be appropriately increased to account for Chevron's purchase of any part of the United States' interest]

                                    Part 2
                            Percentage Ownership of
                            -----------------------
                          Facilities as of Effective
                          --------------------------
                               Date of Agreement
                               -----------------

     The facilities located upon and/or held for use in the Unit Area as of the effective date of this agreement are owned by the United States and/or Chevron U.S.A. Production Company as set forth in that certain transmittal letter dated May 19, 1997 from the U.S. Department of Energy to Chevron (the "Schedule of Facilities"). The Schedule of Facilities is subject to being updated subsequent to May 19, 1997 (i) to reflect any additions to or deletions from the items of physical personal property and fixtures used in connection with operations at Naval Petroleum Reserve No. 1, (ii) to reflect re-allocation of any items from one facility category to another facility category, or (iii) to add items which were inadvertently omitted from the original Schedule of Facilities. Purchasers of undivided interests in the United States parcels succeed to the United States' facilities interests in proportion to the undivided interests purchased by them.

                                     A(4)1

601, Box 800                                         COPAS - 1984 - ONSHORE
Tulsa, OK 74101                                      Recommended by the Council
                                                     Of Petroleum Accountants
                                                     Societies
                                                                        COPAS

                                    EXHIBIT "B"

Attached to and made a part of that certain Unit Agreement and Unit Operating
                               ----------------------------------------------
Agreement                   between
----------------------------------------------------,---------------------------
as Operator,               and                           as Non-Operators, dated
----------------------------------------------,---------------------------------
                         ,1998
--------------------------------------------------------------------------------


                             ACCOUNTING PROCEDURE
                               JOINT OPERATIONS

                             I. GENERAL PROVISIONS

1.   Definitions

     "Joint Property" shall mean the real and personal property subject to the agreement to which this Accounting Procedure is attached.
     "Joint Operations" shall mean all operations necessary or proper for the development, operation, protection and maintenance of the Joint Property. "Joint Account" shall mean the account showing the charges paid and credits received in the conduct of the Joint Operations and which are to be shared by the Parties.
     "Operator" shall mean the party designated to conduct the Joint Operations. "Non-Operators" shall mean the Parties to this agreement other than the Operator.
     "Parties" shall mean Operator and Non-Operators.
     "First Level Supervisors" shall mean those employees whose primary function in Joint Operations is the direct supervision of other employees and/or contract labor directly employed on the Joint Property in a field operating capacity.
     "Technical Employees" shall mean those employees having special and specific engineering, geological or other professional skills, and whose primary function in Joint Operations is the handling of specific operating conditions and problems for the benefit of the Joint Property.
     "Personal Expenses" shall mean travel and other reasonable reimbursable expenses of Operator's employees.
     "Material" shall mean personal property, equipment or supplies acquired or held for use on the Joint Property.
     "Controllable Material" shall mean Material which at the time is so classified in the Material Classification Manual as most recently recommended by the Council of Petroleum Accountants Societies.

2.   Statement and Billings

     Operator shall bill Non-Operators on or before the last day of each month for their proportionate share of the Joint Account for the preceding month. Such bills will be accompanied by statements which identify the authority for expenditure, lease or facility, and all charges and credits summarized by appropriate classifications of investment and expense except that items of Controllable Material and unusual charges and credits shall be separately identified and fully described in detail.

3.   Advances and Payments by Non-Operators

     A. Unless otherwise provided for in the agreement, the Operator may require the Non-Operators to advance their share of estimated cash outlay for the succeeding month's operation within fifteen (15) days after receipt of the billing or by the first day of the month for which the advance is required, whichever is later. Operator shall adjust each monthly billing to reflect advances received from the Non-Operators.

     B.   Each Non-Operator shall pay its proportion of all bills within fifteen
          (15) days after receipt. If payment is not made within such time, the unpaid balance shall bear interest monthly at the prime rate in effect at Bank of America, San Francisco, California on the first day of the
             ---------------- -------------------------
          month in which delinquency occurs plus 1% or the maximum contract rate permitted by the applicable usury laws in the state in which the Joint Property is located, whichever is the lesser, plus attorney's fees, court costs, and other costs in connection with the collection of unpaid amounts.

4.   Adjustments

     Payment of any such bills shall not prejudice the right of any Non-Operator to protest or question the correctness thereof; provided, however, all bills and statements rendered to Non-Operators by Operator during any calendar year shall conclusively be presumed to be true and correct after twenty-four (24) months following the end of any such calendar year, unless within the said twenty-four (24) month period a Non-Operator takes written exception thereto and makes claim on Operator for adjustment. No adjustment favorable to Operator shall be made unless it is made within the same prescribed period. The provisions of this paragraph shall not prevent adjustments resulting from a physical inventory of Controllable Material as provided for in Section V.

      COPYRIGHT(c) 1985 by the Council of Petroleum Accountants Societies.

5.   Audits

     A. A Non-Operator, upon notice in writing to Operator and all other Non-Operators, shall have the right to audit Operator's accounts and records relating to the Joint Account for any calendar year within the twenty-four (24) month period following the end of such calendar year; provided, however, the making of an audit shall not extend the time for the taking of written exception to and the adjustments of accounts as provided for in Paragraph 4 of this Section I. Where there are two or more Non-Operators, the Non-Operators shall make every reasonable effort to conduct a joint audit in a manner which will result in a minimum of inconvenience to the Operator. Operator shall bear no portion of the Non-Operators' audit cost incurred under this paragraph unless agreed to by the Operator. The audits shall not be conducted more than once each year without prior approval of Operator, except upon the resignation or removal of the Operator, and shall be made at the expense of those Non-Operators approving such audit.
          See Rider A attached.

     B. The Operator shall reply in writing to an audit report within 180 days after receipt of such report.

6.   Approval By Non-Operators

     Where an approval or other agreement of the Parties or Non-Operators is expressly required under other sections of this Accounting Procedure and if the agreement to which this Accounting Procedure is attached contains no contrary provisions in regard thereto. Operator shall notify all Non-Operators of the Operator's proposal, and the agreement or approval of a majority in interest of the Non-Operators shall be controlling on all Non-Operators.


                              II. DIRECT CHARGES

Operator shall charge the Joint Account with the following items:

1.   Ecological and Environmental

     Costs incurred for the benefit of the Joint Property as a result of governmental or regulatory requirements to satisfy environmental considerations applicable to the Joint Operations. Such costs may include surveys of an ecological or archaeological nature and pollution control procedures as required by applicable laws and regulations.

2.   Rentals and Royalties

     Lease rentals and royalties paid by Operator for the Joint Operations.

3.   Labor

     A. (1) Salaries and wages of Operator's field employees directly employed on the Joint Property in the conduct of Joint Operations.

         (2)  Salaries of First Level Supervisors in the field.

         (3) Salaries and wages of Technical Employees directly employed on the Joint Property if such charges are excluded from the overhead rates.

         (4) Salaries and wages of Technical Employees either temporarily or permanently assigned to and directly employed in the operation of the Joint Property if such charges are excluded from the overhead rates.

     B. Operator's cost of holiday, vacation, sickness and disability benefits and other customary allowances paid to employees whose salaries and wages are chargeable to the Joint Account under Paragraph 3A of this
         Section II. Such costs under this Paragraph 3B may be charged on a "when and as paid basis" or by "percentage assesment" on the amount of salaries and wages chargeable to the Joint Account under Paragraph 3A of this Section II. If percentage assessment is used, the rate shall be based on the Operator's cost experience.

     C. Expenditures or contributions made pursuant to assessments imposed by governmental authority which are applicable to Operator's costs chargeable to the Joint Account under Paragraphs 3A and 3B of this
         Section II.

     D. Personal Expenses of those employees whose salaries and wages are chargeable to the Joint Account under Paragraph 3A of this Section II.

4.   Employee Benefits

     Operator's current costs of established plans for employees' group life insurance, hospitalization, pension, retirement, stock purchase, thrift, bonus, and other benefit plans of a like nature, applicable to Operator's labor cost chargeable to the Joint Account under Paragraphs 3A and 3B of this Section II shall be Operator's actual cost not to exceed the percent most recently recommended by the Council of Petroleum Accountants Societies.

5.   Material

     Material purchased or furnished by Operator for use on the Joint Property as provided under Section IV. Only such Material shall be purchased for or transferred to the Joint Property as may be required for immediate use and is reasonably practical and consistent with efficient and economical operations. The accumulation of surplus stocks shall be avoided.

6.   Transportation

     Transportation of employees and Material necessary for the Joint Operations but subject to the following limitations:

     A. If Material is moved to the Joint Property from the Operator's warehouse or other properties, no charge shall be made to the Joint Account for a distance greater than the distance from the nearest reliable supply store where like material is normally available or railway receiving point nearest the Joint Property unless agreed to by the Parties.

The twenty-four (24) month audit period shall also apply, but not exclusively, to the rights of a Non-Consenting party(s) to audit the calculation of payout. Such audit shall allow the Non-Consenting Party(s) the right to audit payout accounts and records for the twenty-four (24) month period following the end of the calendar year in which the payout statement is received by the Non-Consenting Party(s). The audit rights of the Non-Consenting Party(s) shall be limited solely to the current period activity represented in the payout statement and shall not include any cumulative balances on the payout statement for which audit rights have expired.

     B. If surplus Material is moved to Operator's warehouse or other storage point, no charge shall be made to the Joint Account for a distance greater than the distance to the nearest reliable supply store where like material is normally available, or railway receiving point nearest the Joint Property unless agreed to by the Parties. No charge shall be made to the Joint Account for moving Material to other properties belonging to Operator, unless agreed to by the Parties.

     C. In the application of subparagraphs A and B above, the option to equalize or charge actual trucking cost is available when the actual charge is $400 or less excluding accessorial charges. The $400 will be adjusted to the amount most recently recommended by the Council of Petroleum Accountants Societies.

7.   Services

     The cost of contract services, equipment and utilities provided by outside sources, except services excluded by Paragraph 10 of Section II and Paragraph i, ii, and iii, of Section III. The cost of professional consultant services and contract services of technical personnel directly engaged on the Joint Property if such charges are excluded from the overhead rates. The cost of professional consultant services or contract services of technical personnel not directly engaged on the Joint Property shall not be charged to the Joint Account unless previously agreed to by the Parties.

8.   Equipment and Facilities Furnished By Operator

     A. Operator shall charge the Joint Account for use of Operator owned equipment and facilities at rates commensurate with costs of ownership and operation. Such rates shall include costs of maintenance, repairs, other operating expense, insurance, taxes, depreciation, and interest on gross investment less accumulated depreciation not to exceed ten
                                                                          ---
          percent (10%) per annum. Such rates shall not exceed average
                   --
          commercial rates currently prevailing in the immediate area of the Joint Property.

     B. In lieu of charges in paragraph 8A above, Operator may elect to use average commercial rates prevailing in the immediate area of the Joint Property less 20%. For automotive equipment, Operator may elect to use rates published by the Petroleum Motor Transport Association.

9.   Damages and Losses to Joint Property

     All costs or expenses necessary for the repair or replacement of Joint Property made necessary because of damages or losses incurred by fire, flood, storm, theft, accident or other cause, except those resulting from Operator's gross negligence or willful misconduct. Operator shall furnish Non-Operator written notice of damages or losses incurred as soon as practicable after a report thereof has been received by Operator.

10.  Legal Expense

     Expense of handling, investigating and settling litigation or claims, discharging of liens, payment of judgements and amounts paid for settlement of claims incurred in or resulting from operations under the agreement or necessary to protect or recover the Joint Property, except that no charge for services of Operator's legal staff or fees or expense of outside attorneys shall be made unless previously agreed to by the Parties. All other legal expense is considered to be covered by the overhead provisions of Section III unless otherwise agreed to by the Parties, except as provided in Section I, Paragraph 3.

11.  Taxes

     All taxes of every kind and nature assessed or levied upon or in connection with the Joint Property, the operation thereof, or the production therefrom, and which taxes have been paid by the Operator for the benefit of the Parties. If the ad valorem taxes are based in whole or in part upon separate valuations of each party's working interest, then notwithstanding anything to the contrary herein, charges to the Joint Account shall be made and paid by the Parties hereto in accordance with the tax value generated by each party's working interest.

12.  Insurance

     Net premiums paid for insurance required to be carried for the Joint Operations for the protection of the Parties. In the event Joint Operations are conducted in a state in which Operator may act as self-insurer for Worker's Compensation and/or Employers Liability under the respective state's laws, Operator may, at its election, include the risk under its self-insurance program and in that event, Operator shall include a charge at Operator's cost not to exceed manual rates.

13.  Abandonment and Reclamation

     Costs incurred for abandonment and reclamation of the Joint Property, including costs required by governmental or other regulatory authority.

14.  Communications

     Cost of acquiring, leasing, installing, operating, repairing and maintaining communication systems, including radio and microwave facilities directly serving the Joint Property. In the event communication facilities/systems serving the Joint Property are Operator owned, charges to the Joint Account shall be made as provided in Paragraph 8 of this
     Section II.

15.  Other Expenditures

     Any other expenditure not covered or dealt with in the foregoing provisions of this Section II, or in Section III and which is of direct benefit to the Joint Property and is incurred by the Operator in the necessary and proper conduct of the Joint Operations.

                                 III. OVERHEAD

1.   Overhead - Drilling and Producing Operations

     i. As compensation for administrative, supervision, office services and warehousing costs. Operator shall charge drilling and producing operations on either:

          ( )  Fixed Rate Basis, Paragraph 1A, or
          (XX) Percentage Basis, Paragraph 1B

          Unless otherwise agreed to by the Parties, such charge shall be in lieu of costs and expenses of all offices and salaries or wages plus applicable burdens and expenses of all personnel, except those directly chargeable under Paragraph 3A, Section II. The cost and expense of services from outside sources in connection with matters of taxation, traffic accounting or matters before or involving governmental agencies shall be considered as included in the overhead rates provided for in the above selected Paragraph of this Section III unless such cost and expense are agreed to by the Parties as a direct charge to the Joint Account.

     ii. The salaries, wages and Personal Expenses of Technical Employees and/or the cost of professional consultant services and contract services of technical personnel directly employed on the Joint
          Property:

          ( )  shall be covered by the overhead rates, or
          (xx) shall not be covered by the overhead rates.

     iii. The salaries, wages and Personal Expenses of Technical Employees and/or costs of professional consultant services and contract services of technical personnel either temporarily or permanently assigned to and directly employed in the operation of the Joint Property:

          ( )  shall be covered by the overhead rates, or
          (xx) shall not be covered by the overhead rates.

     A.   Overhead - Fixed Rate Basis

          (1) Operator shall charge the Joint Account at the following rates per well per month:

               Drilling Well Rate $_____________________
                (Prorated for less than a full month)

               Producing Well Rate $____________________

          (2)  Application of Overhead - Fixed Rate Basis shall be as follows:

               (a)  Drilling Well Rate

                    (1) Charges for drilling wells shall begin on the date the well is spudded and terminate on the date the drilling rig, completion rig, or other units used in completion of the well is released, whichever is later, except that no charge shall be made during suspension of drilling or completion operations for fifteen (15) or more consecutive calendar days.

                    (2) Charges for wells undergoing any type of workover or recompletion for a period of five (5) consecutive work days or more shall be made at the drilling well rate. Such charges shall be applied for the period from date workover operations, with rig or other units used in workover, commence through date of rig or other unit release, except that no charge shall be made during suspension of operations for fifteen (15) or more consecutive calendar days.

               (b)  Producing Well Rates

                    (1) An active well either produced or injected into for any portion of the month shall be considered as a one-well charge for the entire month.

                    (2) Each active completion in a multi-completed well in which production is not commingled down hole shall be considered as a one-well charge providing each completion is considered a separate well by the governing regulatory authority.

                    (3) An inactive gas well shut in because of overproduction or failure of purchaser to take the production shall be considered as a one-well charge providing the gas well is directly connected to a permanent sales outlet.

                    (4) A one-well charge shall be made for the month in which plugging and abandonment operations are completed on any well. This one-well charge shall be made whether or not the well has produced except when drilling well rate applies.

                    (5) All other inactive wells (including but not limited to inactive wells covered by unit allowable, lease allowable, transferred allowable, etc.) shall not qualify for an overhead charge.

          (3) The well rates shall be adjusted as of the first day of April each year following the effective date of the agreement to which this Accounting Procedure is attached. The adjustment shall be computed by multiplying the rate currently in use by the percentage increase or decrease in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year compared to the calendar year preceding as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers as published by the United States Department of Labor, Bureau of Labor Statistics, or the equivalent Canadian index as published by Statistics Canada, as applicable. The adjusted rates shall be the rates currently in use, plus or minus the computed adjustment.

     B.   Overhead - Percentage Basis

          (1)  Operator shall charge the Joint Account at the following rates:

               (a)  Development

                    Four Percent (4%) of the cost of the development of the Joint Property exclusive of costs provided under Paragraph 10 of Section II and all salvage credits.

               (b)  Operating

                    Fourteen Percent (14%) of the cost of operating the Joint Property exclusive of costs provided under Paragraphs 2 and 10 of Section II, all salvage credits, the value of injected substances purchased for secondary recovery and all taxes and assessments which are levied, assessed and paid upon the mineral interest in and to the Joint Property.

          (2)  Application of Overhead - Percentage Basis shall be as follows:

               For the purpose of determining charges on a percentage basis under Paragraph 1B of this Section III, development shall include all costs in connection with drilling, redrilling, deepening, or any remedial operations on any or all wells involving the use of drilling rig and crew capable of drilling to the producing interval on the Joint Property; also, preliminary expenditures necessary in preparation for drilling and expenditures incurred in abandoning when the well is not completed as a producer, and original cost of construction or installation of fixed assets, the expansion of fixed assets and any other project clearly discernible as a fixed asset, except Major Construction as defined in Paragraph 2 of this Section III. All other costs shall be considered as operating.

     2.   Overhead - Major Construction

          To compensate Operator for overhead costs incurred in the construction and installation of fixed assets, the expansion of fixed assets and any other project clearly discernible as a fixed asset required for the development and operation of the Joint Property, Operator shall either negotiate a rate prior to the beginning of construction, or shall charge the Joint Account for overhead based on the following rates for any Major Construction project in excess of $25,000:

          A. 5% of first $100,000 or total cost if less, plus

          B. 3% of costs in excess of $100,000 but less than $1,000,000, plus

          C. 2% of costs in excess of $1,000,000.

          Total cost shall mean the gross cost of any one project. For the purpose of this paragraph, the component parts of a single project shall not be treated separately and the cost of drilling and workover wells and artificial lift equipment shall be excluded.

     3.   Catastrophe Overhead

          To compensate Operator for overhead costs incurred in the event of expenditures resulting from a single occurrence due to oil spill, blowout, explosion, fire, storm, hurricane, or other catastrophes as agreed to by the Parties, which are necessary to restore the Joint Property to the equivalent condition that existed prior to the event causing the expenditures. Operator shall either negotiate a rate prior to charging the Joint Account or shall charge the Joint Account for overhead based on the following rates:

          A. 5% of total costs through $100,000; plus

          B. 3% of total costs in excess of $100,000 but less than $1,000,000; plus

          C. 2% of total costs in excess of $1,000,000.

          Expenditures subject to the overheads above will not be reduced by insurance recoveries, and no other overhead provisions of this Section III shall apply.

     4.   Amendment of Rates

          The overhead rates provided for in this Section III may be amended from time to time only by mutual agreement between the Parties hereto if, in practice, the rates are found to be insufficient or excessive.

            IV. PRICING OF JOINT ACCOUNT MATERIAL PURCHASES, TRANSFERS AND
                DISPOSITIONS

     Operator is responsible for Joint Account Material and shall make proper and timely charges and credits for all Material movements affecting the Joint Property. Operator shall provide all Material for use on the Joint Property; however, at Operator's option, such Material may be supplied by the Non-Operator. Operator shall make timely disposition of idle and/or surplus Material, such disposal being made either through sale to Operator or Non-Operator, division in kind, or sale to outsiders. Operator may purchase, but shall be under no obligation to purchase, interest of Non-Operators in surplus condition A or B Material. The disposal of surplus Controllable Material not purchased by the Operator shall be agreed to by the Parties.


     1.   Purchases

          Material purchased shall be charged at the price paid by Operator after deduction of all discounts received. In case of Material found to be defective or returned to vendor for any other reasons, credit shall be passed to the Joint Account when adjustment has been received by the Operator.

     2.   Transfers and Dispositions

          Material furnished to the Joint Property and Material transferred from the Joint Property or disposed of by the Operator, unless otherwise agreed to by the Parties, shall be priced on the following basis exclusive of cash discounts:

A.   New Material (Condition A)

     (1)  Tabular Goods Other than Line Pipe

          (a) Tabular goods, sized 2 3/8 inches OD and larger, except line pipe, shall be priced at Eastern mill published carload base prices effective as of date of movement plus transportation cost using the 80,000 pound carload weight basis to the railway receiving point nearest the Joint Property for which published rail rates for tubular goods exist. If the 80,000 pound rail rate is not offered, the 70,000 pound or 90,000 pound rail rate may be used. Freight charges for tubing will be calculated from Lorain, Ohio and casing from Youngstown, Ohio.

          (b) For grades which are special to one mill only, prices shall be computed at the mill base of that mill plus transportation cost from that mill to the railway receiving point nearest the Joint Property as provided above in Paragraph 2.A.(1)(a). For transportation cost from points other than Eastern mills, the 30,000 pound Oil Field Haulers Association interstate truck rate shall be used.

          (c) Special and finish tubular goods shall be priced at the lowest published out-of-stock price, f.o.b. Houston, Texas, plus transportation cost, using Oil Field Haulers Association interstate 30,000 pound truck rate, to the railway receiving point nearest the Joint Property.

          (d) Macaroni tubing (size less than 2 3/8 inch OD) shall be priced at the lowest published out-of-stock prices f.o.b. the supplier plus transportation costs, using the Oil Field Haulers Association interstate truck rate per weight of tubing transferred to the railway receiving point nearest the Joint Property.

     (2)  Line Pipe

          (a) Line pipe movements (except size 24 inch OD and larger with walls 3/4 inch and over) 30,000 pounds or more shall be priced under provisions of tubular goods pricing in Paragraph A.(1)(a) as provided above. Freight charges shall be calculated from Lorain, Ohio.

          (b) Line pipe movements (except size 24 inch OD and larger with walls 3/4 inch and over) less than 30,000 pounds shall be priced at Eastern mill published carload base prices effective as of date of shipment, plus 20 percent, plus transportation costs based on freight rates as set forth under provisions of tubular goods pricing in Paragraph A.(1)(a) as provided above. Freight charges shall be calculated from Lorain, Ohio.

          (c) Line pipe 24 inch OD and over and 3/4 inch wall and larger shall be priced f.o.b. the point of manufacture at current new published prices plus transportation cost to the railway receiving point nearest the Joint Property.

          (d) Line pipe, including fabricated line pipe, drive pipe and conduit not listed on published price lists shall be priced at quoted prices plus freight to the railway receiving point nearest the Joint Property or at prices agreed to by the Parties.

     (3) Other Material shall be priced at the current new price, in effect at date of movement, as listed by a reliable supply store nearest the Joint Property, or point of manufacture, plus transportation costs, if applicable, to the railway receiving point nearest the Joint Property.

     (4) Unused new Material, except tubular goods, moved from the Joint Property shall be priced at the current new price, in effect on date of movement, as listed by a reliable supply store nearest the Joint Property, or point of manufacture, plus transportation costs, if applicable, to the railway receiving point nearest the Joint Property. Unused new tubulars will be priced as provided above in Paragraph 2 A
          (1) and (2).

B.   Good Used Material (Condition B)

     Material in sound and serviceable condition and suitable for reuse without reconditioning:

     (1)  Material moved to the Joint Property

          At seventy-five percent (75%) of current new price, as determined by Paragraph A.

     (2)  Material used on and moved from the Joint Property

          (a) At seventy-five percent (75%) of current new price, as determined by Paragraph A, if Material was originally charged to the Joint Account as new Material or

          (b) At sixty-five percent (65%) of current new price, as determined by Paragraph A, if Material was originally charged to the Joint Account as used Material.

     (3)  Material not used on and moved from the Joint Property

          At seventy-five percent (75%) of current new price as determined by Paragraph A.

     The cost of reconditioning, if any, shall be absorbed by the transferring property.

C.   Other Used Material

     (1)  Condition C

          Material which is not in sound and serviceable condition and not suitable for its original function until after reconditioning shall be priced at fifty percent (50%) of current new price as determined by Paragraph A. The cost of reconditioning shall be charged to the receiving property, provided Condition C value plus cost of reconditioning does not exceed Condition B value.

               (2)  Condition D

                    Material, excluding junk, no longer suitable for its original purpose, but usable for some other purpose shall be priced on a basis commensurate with its use. Operator may dispose of Condition D Material under procedures normally used by Operator without prior approval of Non-Operators.

                    (a) Casing, tubing, or drill pipe used as line pipe shall be priced as Grade A and B seamless line pipe of comparable size and weight. Used casing, tubing or drill pipe utilized as line pipe shall be priced at used line pipe prices.

                    (b) Casing, tubing or drill pipe used as higher pressure service lines than standard line pipe, e.g. power oil lines, shall be priced under normal pricing procedures of casing, tubing, or drill pipe. Upset tubular goods shall be priced on a non upset basis.

               (3)  Condition E

                    Junk shall be priced at prevailing prices. Operator may dispose of Condition E Material under procedures normally utilized by Operator without prior approval of Non-Operators.

          D.   Obsolete Material

               Material which is serviceable and usable for its original function but condition and/or value of such Material is not equivalent to that which would justify a price as provided above may be specially priced as agreed to by the Parties. Such price should result in the Joint Account being charged with the value of the service rendered by such Material.

          E.   Pricing Conditions

               (1) Loading or unloading costs may be charged to the Joint Account at the rate of twenty-five cents (25 cents) per hundred weight on all tubular goods movements, in lieu of actual loading or unloading costs sustained at the stocking point. The above rate shall be adjusted as of the first day of April each year following January 1, 1985 by the same percentage increase or decrease used to adjust overhead rates in Section III, Paragraph 1.A(3). Each year, the rate calculated shall be rounded to the nearest cent and shall be the rate in effect until the first day of April next year. Such rate shall be published each year by the Council of Petroleum Accountants Societies.

               (2) Material involving erection costs shall be charged at applicable percentage of the current knocked-down price of new Material.

     3.   Premium Prices

          Whenever Material is not readily obtainable at published or listed prices because of national emergencies, strikes or other unusual causes over which the Operator has no control, the Operator may charge the Joint Account for the required Material at the Operator's actual cost incurred in providing such Material, in making it suitable for use, and in moving it to the Joint Property; provided notice in writing is furnished to Non-Operators of the proposed charge prior to billing Non-Operators for such Material. Each Non-Operator shall have the right, by so electing and notifying Operator within ten days after receiving notice from Operator, to furnish in kind all or part of his share of such Material suitable for use and acceptable to Operator.

     4.   Warranty of Material Furnished By Operator

          Operator does not warrant the Material furnished. In case of defective Material, credit shall not be passed to the Joint Account until adjustment has been received by Operator from the manufacturers or their agents.

                                V. INVENTORIES

     The Operator shall maintain detailed records of Controllable Material.

     1.   Periodic Inventories, Notice and Representation

          At reasonable intervals, inventories shall be taken by Operator of the Joint Account Controllable Material. Written notice of intention to take inventory shall be given by Operator at least thirty (30) days before any inventory is to begin so that Non-Operators may be represented when any inventory is taken. Failure of Non-Operators to be represented at an inventory shall bind Non-Operators to accept the inventory taken by Operator.

     2.   Reconciliation and Adjustment of Inventories

          Adjustments to the Joint Account resulting from the reconciliation of a physical inventory shall be made within six months following the taking of the inventory. Inventory adjustments shall be made by Operator to the Joint Account for overages and shortages, but, Operator shall be held accountable only for shortages due to lack of reasonable diligence.

     3.   Special Inventories

          Special inventories may be taken whenever there is any sale, change of interest, or change of Operator in the Joint Property. It shall be the duty of the party selling to notify all other Parties as quickly as possible after the transfer of interest takes place. In such cases, both the seller and the purchaser shall be governed by such inventory. In cases involving a change of Operator, all Parties shall be governed by such inventory.

     4.   Expense of Conducting Inventories

          A. The expense of conducting periodic inventories shall not be charged to the Joint Account unless agreed to by the Parties.

          B. The expense of conducting special inventories shall be charged to the Parties requesting such inventories, except inventories required due to change of Operator shall be charged to the Joint Account.

                                   EXHIBIT C
                                   Insurance


A. Insurance Required:

          Without in any way limiting Operator's liability pursuant to Article V hereof, Operator shall maintain the following insurance and all insurance that may be required under the applicable laws, ordinances and regulations of any governmental authority.

     1.   Workers' Compensation and Employers' Liability Insurance: Such
          --------------------------------------------------------
          insurance shall be maintained as prescribed by applicable law.

     2.   Comprehensive or Commercial General Liability (Bodily Injury and
          ----------------------------------------------------------------
          Property Damage) Insurance: Such insurance shall include the following
          --------------------------
          supplementary coverages: (a) Contractual Liability to cover liability assumed under this Agreement, (b) Product and Completed Operations Liability Insurance, (c) Broad Form Property Damage Liability Insurance, and (d) coverage for explosion, collapse and underground hazards. The limit of liability for such insurance shall not be less than $1,000,000 combined single limit per occurrence.

     3.   Automobile Bodily Injury and Property Damage Liability Insurance: Such
          ----------------------------------------------------------------
          insurance shall extend to owned, non-owned, and hired automobiles used in the performance of this Agreement. The limits of liability of such insurance, shall be not less than $250,000 per person/$500,000 per occurrence for Bodily Injury and $100,000 per occurrence for Property Damage.

     4.   Aircraft Liability Insurance: If Operator uses aircraft (including
          ----------------------------
          helicopters) in performing Work hereunder, Operator shall maintain or require owners of such aircraft to maintain Aircraft Liability [Bodily Injury (including liability to passengers) and Property Damage] Insurance with an overall combined single limit per occurrence of not less than $5,000,000.

B. Policy Endorsements:

          The above insurance shall include a requirement that the insurer provide Non-Operators with 30 days written notice prior to the effective date of any cancellation or material change of the insurance. The insurance specified in Paragraph A.1 hereof shall contain a waiver of subrogation against the Indemnitees and an assignment of statutory lien, if applicable. The insurance specified in Paragraphs A.2, A.3, and A.4 hereof shall name the Indemnitees as additional insureds with respect to operations performed under this Agreement. If the insurance specified in Paragraph A.2 hereof contains a general aggregate less than $2,000,000, such insurance shall contain a designated project or per project endorsement causing the general aggregate limit to apply separately and solely to operations performed under this Agreement. Any physical damage insurance carried by Operator on construction equipment, tools, temporary structures and supplies owned or used by Operator shall provide a waiver of subrogation against the Indemnitees.

C. Evidence of Insurance:

          Before commencing the Work, Operator shall provide Non-Operators with certificates or other documentary evidence satisfactory to Non-Operators of the insurance coverages and endorsements set forth in Paragraphs A.1 and A.2 above.

D. Insurance Required from Subcontractors:

          Without in any way limiting Operator's liability pursuant to Article V hereof Operator shall obtain from its Subcontractors, if any, the insurance coverages and endorsements set forth in Paragraphs A.1 and A.2 excepting that both Operator and Non-Operators be named as additional insureds.

          The term "Agreement" as used in this Exhibit "C" shall mean the Operating Agreement to which this Exhibit "C" is attached.

E. Self Insurance:

          To the extent any party to the Unit Agreement and Unit Operating Agreement is self insured for General Liability, Operator shall not charge such party for General Liability insurance premiums.

A.A.P.L. FORM 610-E - GAS BALANCING AGREEMENT - 1992

                                      AMERICAN ASSOCIATION OF PETROLEUM LANDMEN
                                      APPROVED FORM           A.A.P.L. NO. 610-E
                                      MAY BE ORDERED DIRECTLY FROM THE PUBLISHER
                                      CRAFTBUILT   P.O. BOX 800  TULSA, OK 74101
                                      COPYRIGHT 1992    --    ALL RIGHTS RESEVED

Note:  Instructions for Use of Gas Balancing
----
Agreement MUST be reviewed before finalizing this document.


                                  EXHIBIT "D"
                     GAS BALANCING AGREEMENT ("AGREEMENT")
         ATTACHED TO AND MADE PART OF THAT CERTAIN UNIT AGREEMENT AND
      UNIT OPERATING AGREEMENT DATED ___________________________________
BY AND BETWEEN ____________________________, CHEVRON U.S.A. PRODUCTION COMPANY, a division of CHEVRON U.S.A., INC. AND _______________________________
("OPERATING AGREEMENT") RELATING TO THE Elk Hills Field AREA, Kern COUNTY, STATE OF California.

1.  DEFINITIONS
    The following definitions shall apply to this Agreement:
    1.01 "Arm's Length Agreement" shall mean any gas sales agreement with an unaffiliated purchaser or any gas sales agreement with an affiliated purchaser where the sales price and delivery conditions under such agreement are representative of prices and delivery conditions existing under other similar agreements in the area between unaffiliated parties at the same time for natural gas of comparable quality and quantity.
    1.02  "Balancing Area" shall mean (select one):
          [_] each well subject to the Operating Agreement that produces Gas or is allocated a share of Gas production. If a single well is completed in two or more producing intervals, each producing interval from which the Gas production is not commingled in the wellbore shall be considered a separate well.
          [_] all of the acreage and depths subject to the Operating Agreement.
          [X] each producing zone subject to the Operating Agreement, i.e.
              Dry Gas Zone, Shallow Oil Zone, Stevens Zone, Carneros Zone and Asphalto Zone.
    1.03 "Full Share of Current Production" shall mean the Percentage Interest of each Party in the Gas actually produced from the Balancing Area during each month.
    1.04 "Gas" shall mean all plant residue hydrocarbons produced or producible from the Balancing Area, whether from a well classified as an oil well or gas well by the regulatory agency having jurisdiction in such matters, which are or may be made available for sale or separate disposition by the Parties, excluding oil, condensate and other liquids recovered by field equipment operated for the joint account. "Gas" does not include gas used in joint operations, such as for fuel, recycling or reinjection, or which is vented or lost prior to its sale or delivery from the Balancing Area.
    1.05 "Makeup Gas" shall mean any Gas taken by an Underproduced Party from the Balancing Area in excess of its Full Share of Current Production, whether pursuant to Section 3.3 or Section 4.1 hereof.
    1.06 "Mcf" shall mean one thousand cubic feet. A cubic foot of Gas shall mean the volume of gas contained in one cubic foot of space at a standard pressure base and at a standard temperature base.
    1.07 "MMBtu" shall mean one million British Thermal Units. A British Thermal Unit shall mean the quantity of heat required to raise one pound avoirdupois of pure water from 58.5 degrees Fahrenheit to 59.5 degrees Fahrenheit at a constant pressure of 14.73 pounds per square inch absolute.
    1.08 "Operator" shall mean the individual or entity designated under the terms of the Operating Agreement or, in the event this Agreement is not employed in connection with an operating agreement, the individual or entity designated as the operator of the well(s) located in the Balancing Area.
    1.09 "Overproduced Party" shall mean any Party having taken a greater quantity of Gas from the Balancing Area than the Percentage Interest of such Party in the cumulative quantity of all Gas produced from the Balancing Area.
    1.10 "Overproduction" shall mean the cumulative quantity of Gas taken by a Party in excess of its Percentage Interest in the cumulative quantity of all Gas produced from the Balancing Area.
    1.11 "Party" shall mean those individuals or entities subject to this Agreement, and their respective heirs, successors, transferees and assigns.
    1.12 "Percentage Interest" shall mean the percentage or decimal interest of each Party in the Gas produced from the Balancing Area pursuant to the Operating Agreement covering the Balancing Area.
    1.13 "Royalty" shall mean payments on production of Gas from the Balancing Area to all owners of royalties, overriding royalties, production payments or similar interests.
    1.14 "Underproduced Party" shall mean any Party having taken a lesser quantity of Gas from the Balancing Area than the Percentage Interest of such Party in the cumulative quantity of all Gas produced from the Balancing Area.
    1.15 "Underproduction" shall mean the deficiency between the cumulative quantity of Gas taken by a Party and its Percentage Interest in the cumulative quantity of all Gas produced from the Balancing Area.
    1.16 [X] (Optional) "Winter Period" shall mean the month(s) of November and December in one calendar year and the month(s) of January and February in the succeeding calendar year.
2.  BALANCING AREA
    2.1 If this Agreement covers more than one Balancing Area, it shall be applied as if each Balancing Area were covered by separate but identical agreements. All balancing hereunder shall be on the basis of Gas taken from the Balancing Area measured in (Alternative 1) [X] Mcfs or (Alternative 2) [_] MMBtus.
    2.2 In the event that all or part of the Gas deliverable from a Balancing Area is or becomes subject to one or more maximum lawful prices, any Gas not subject to price controls shall be considered as produced from a single Balancing Area and Gas subject to each maximum lawful price category shall be considered produced from a separate Balancing Area. SEE RIDER 1
3.  RIGHT OF PARTIES TO TAKE GAS
    3.1 Each Party notify the Operator, or cause the Operator to be notified of the volumes nominated, the name of the transporting pipeline and the pipeline contract number (if available) and meter station relating to such delivery, sufficiently in advance for the Operator, acting with reasonable diligence, to meet all nomination and other requirements. Operator is authorized to deliver the volumes so nominated and confirmed (if confirmation is required) to the transporting pipeline in accordance with the terms of this Agreement.
     3.2 Each Party shall make a reasonable, good faith effort to take its Full Share of Current Production each month, to the extent that such production is required to maintain leases in effect, to protect the producing capacity of a well or reservoir, to preserve correlative rights, or to maintain oil production.
     3.3 When a Party fails for any reason to take its Full Share of Current Production (as such Share may be reduced by the right of the other Parties to make up for Underproduction as provided herein), the other Parties shall be entitled to take any Gas which such Party fails to take. To the extent practicable, such Gas shall be made available initially to each Underproduced Party in the proportion that its Percentage Interest in the Balancing Area bears to the total Percentage Interests of all Underproduced Parties desiring to take such Gas. If all such Gas is not taken by the Underproduced Parties, the portion not taken shall then be made available to the other Parties in the proportion that their respective Percentage Interests in the Balancing Area bear to the total Percentage Interests of such Parties.
     3.4 All Gas taken by a Party in accordance with the provisions of this Agreement, regardless of whether such Party is underproduced or overproduced, shall be regarded as Gas taken for its own account with title thereto being in such taking Party.
     3.5 Notwithstanding the provisions of Section 3.3 hereof, no Overproduced Party shall be entitled in any month to take any Gas in excess of three hundred percent (300%) of its Percentage Interest of the Balancing Area's then-current Maximum Monthly Availability; provided, however, that this limitation shall not apply to the extent that it would preclude production that is required to maintain leases in effect, to protect the producing capacity of a well or reservoir, to preserve correlative rights, or to maintain oil production. "Maximum Monthly Availability" shall mean the maximum average monthly rate of production at which Gas can be delivered from the Balancing Area, as determined by the Operator, considering the maximum efficient well rate for each well within the Balancing Area, the maximum allowable(s) set by the appropriate regulatory agency, mode of operation, production facility capabilities and pipeline pressures.
     3.6 In the event that a Party fails to make arrangements to take its Full Share of Current Production required to be produced to maintain leases in effect, to protect the producing capacity of a well or reservoir, to preserve correlative rights, or to maintain oil production, the Operator may sell any part of such Party's Full Share of Current Production that such Party fails to take for the account of such Party and render to such Party, on a current basis, the full proceeds of the sale, less any reasonable marketing, compression, treating, gathering or transportation costs incurred directly in connection with the sale of such Full Share of Current Production. In making the sale contemplated herein, the Operator shall be obligated only to obtain such price and conditions for the sale as are reasonable under the circumstances and shall not be obligated to share any of its markets. Any such sale by Operator under the terms hereof shall be only for such reasonable periods of time as are consistent with the minimum needs of the industry under the particular circumstances, but in no event for a period in excess of one year. Notwithstanding the provisions of Article 3.4 hereof, Gas sold by Operator for a Party under the provisions hereof shall be deemed to be Gas taken for the account of such Party.
4.   IN-KIND BALANCING
     4.1 Effective the first day of any calender month following at least thirty
                                                                          ------
(30) days' prior written notice to the Operator, any Underproduced Party may
 --
begin taking, in addition to its Full Share of Current Production and any
Makeup Gas taken pursuant to Section 3.3 of this Agreement, a share of current production determined by multiplying ten percent (10%) of the Full Shares of
                                     ---          --
Current Production of all Overproduced Parties by a fraction, the numerator of which is the Percentage Interest of such Underproduced Party and the denominator of which is the total of the Percentage Interests of all Underproduced Parties desiring to take Makeup Gas. In no event will an Overproduced Party be required to provide more than ten percent (10%) of its
                                                    ---          --
Full Share of Current Production for Makeup Gas. The Operator will promptly notify all Overproduced Parties of the election of an Underproduced Party to begin taking Makeup Gas.
     4.2 [X] (Optional - Seasonal Limitation on Makeup - Option 1) Notwithstanding the provisions of Section 4.1, the average monthly amount of Makeup Gas taken by an Underproduced Party during the Winter Period pursuant to
Section 4.1 shall not exceed the average monthly amount of Makeup Gas taken by such Underproduced Party during the four (4) months immediately preceding the
                                    ----  -
Winter Period.
     4.2 [ ] (Optional - Seasonal Limitation on Makeup - Option 2) Notwithstanding the provisions of Section 4.1, no Overproduced Party will be required or provide more than ___________ percent (______%) of its Full Share of Current Production for Makeup Gas during the Winter Period.
     4.3 [ ] (Optional) Notwithstanding any other provision of this Agreement, at such time and for so long as Operator, or (insofar as concerns production by the Operator) any Underproduced Party, determines in good faith that an Overproduced Party has produced all of its share of the ultimately recoverable reserves in the Balancing Area, such Overproduced Party may be required to make available for Makeup Gas, upon the demand of the Operator or any Underproduced Party, up to__________ percent (_______%) of such Overproduced Party's Full Share of Current Production.
5.   STATEMENT OF GAS BALANCES
     5.1 The Operator will maintain appropriate accounting on a monthly and cumulative basis of the volumes of Gas that each Party is entitled to receive and the volumes of Gas actually taken or sold for each Party's account. Within sixty (60) days after the month of production, the Operator will furnish a
-----  --
statement for such month showing (1) each Party's Full Share of Current Production, (2) the total volume of Gas actually taken or sold for each Party's account, (3) the difference between the volume taken by each Party and that Party's Full Share of Current Production, (4) the Overproduction or Underproduction of each Party, and (5) other data as recommended by the provisions of the Council of Petroleum Accountants Societies Bulletin No. 24, as amended or supplemented hereafter. Each Party taking Gas will promptly provide to the Operator any data required by the Operator for preparation of the statements required hereunder.
     5.2 If any Party fails to provide the data required herein for four (4) consecutive production months, the Operator, or where the Operator has failed to provide data, another Party, may audit the production and Gas sales and transportation volumes of the non-reporting Party to provide the required data. Such audit shall be conducted only after reasonable notice and during normal business hours in the office of the Party whose records are being audited. All costs associated with such audit will be charged to the account of the Party failing to provide the required data.
6.   PAYMENTS ON PRODUCTION
     6.1 Each Party taking Gas shall pay or cause to be paid all production and severance taxes due on all volumes of Gas actually taken by such Party.
     6.2 [ ] (Alternative 1 - Entitlements) Each Party shall pay or cause to be paid all Royalty due with respect to Royalty owners to whom it is accountable as if such Party were taking its Full Share of Current Production, and only its Full Share of Current Production.
     6.2.1 [_] (Optional - For use only with Section 6.2 - Alternative 1 - Entitlement) Upon written request of a Party taking less than its Full Share of Current Production in a given month ("Current Underproducer"), any Party taking more than its Full Share of Current Production in such month ("Current Overproducer") will pay to such Current Underproducer an amount each month equal to the Royalty percentage of the proceeds received by the Current Overproducer for that portion of the Current Underproducer's Full Share of Current Production taken by the Current Overproducer; provided, however, that such payment will not exceed the Royalty percentage that is common to all Royalty burdens in the Balancing Area. Payments made pursuant to this Section 6.2.1 will be deemed payments to the Underproduced Party's Royalty owners for purposes of Section 7.5.
     6.2 [_] (Alternative 2 - Sales) Each Party shall pay or cause to be paid Royalty due with respect to Royalty owners to whom it is accountable based on the volume of Gas actually taken for its account.
     6.3 In the event that any governmental authority requires that Royalty payments be made on any other basis than that provided for in this Section 6, each Party agrees to make such Royalty payments accordingly, commencing on the effective date required by such governmental authority, and the method provided for herein shall be thereby superseded.
7.   CASH SETTLEMENTS
     7.1 Upon the earlier of the plugging and abandonment of the last producing interval in the Balancing Area, the termination of the Operating Agreement or any pooling or unit agreement covering the Balancing Area, or at any time no Gas is taken from the Balancing Area for a period of twelve (12) consecutive months, any Party may give written notice calling for cash settlement of the Gas production imbalances among the Parties. Such notice shall be given to all Parties in the Balancing Area.
     7.2 Within ninety (90) days after the notice calling for cash settlement under Section 7.1, the Operator will distribute to each Party a Final Gas Settlement Statement detailing the quantity of Overproduction owed by each Overproduced Party to each Underproduced Party and identifying the month to which such Overproduction is attributed, pursuant to the methodology set out in
Section 7.4. (See Rider 2).
     7.3 [_] (Alternative 1 - Direct Party-to-Party Settlement) Within sixty
(60) days after receipt of the Final Gas Settlement Statement, each Overproduced Party will pay to each Underproduced Party entitled to settlement the appropriate cash settlement, accompanied by appropriate accounting detail. At the time of payment, the Overproduced Party will notify the Operator of the Gas imbalance settled by the Overproduced Party's payment.
     7.3 [X] (Alternative 2 - Settlement Through Operator) Within sixty (60) days after receipt of the Final Gas Settlement Statement, each Overproduced Party will send its cash settlement, accompanied by appropriate accounting detail, to the Operator. The Operator will distribute the monies so received, along with any settlement owed by the Operator as an Overproduced Party, to each Underproduced Party to whom settlement is due within ninety (90) days after issuance of the Final Gas Settlement Statement. In the event that any Overproduced Party fails to pay any settlement due hereunder, the Operator may turn over responsibility for the collection of such settlement to the Party to whom it is owed, and the Operator will have no further responsibility with regard to such settlement.
     7.3.1 [_] (Optional - For use only with Section 7.3, Alternative 2 - Settlement Through Operator) Any Party shall have the right at any time upon thirty (30) days prior written notice to all other Parties to demand that any settlements due such Party for Overproduction be paid directly to such Party by the Overproduced Party, rather than being paid through the Operator. In the event that an Overproduced Party pays the Operator any sums due to an Underproduced Party at any time after thirty (30) days following the receipt of the notice provided for herein, the Overproduced Party will continue to be liable to such Underproduced Party for any sums so paid, until payment is actually received by the Underproduced Party.
     7.4 [X] (Alternative 1 - Historical Sales Basis) The amount of the cash settlement will be based on the proceeds received by the Overproduced Party under an Arm's Length Agreement for the Gas taken from time to time by the Overproduced Party in excess of the Overproduced Party's Full Share of Current Production. Any Makeup Gas taken by the Underproduced Party prior to monetary settlement hereunder will be applied to offset Overproduction chronologically in the order of accrual.
     7.4 [_] (Alternative 2 - Most Recent Sales Basis) The amount of the cash settlement will be based on the proceeds received by the Overproduced Party under an Arm's Length Agreement for the volume of Gas that constituted Overproduction by the Overproduced Party from the Balancing Area. For the purpose of implementing the cash settlement provision of the Section 7, an Overproduced Party will not be considered to have produced any of an Underproduced Party's share of Gas until the Overproduced Party has produced cumulatively all of its Percentage Interest share of the Gas ultimately produced from the Balancing Area.
     7.5 The values used for calculating the cash settlement under Section 7.4 will include all proceeds received for the sale of the Gas by the Overproduced Party calculated at the Balancing Area, after deducting any production or severance taxes paid and any Royalty actually paid by the Overproduced Party to an Underproduced Party's Royalty owner(s), to the extent said payments amounted to a discharge of said Underproduced Party's Royalty obligation, as well as any reasonable marketing, compression, treating, gathering or transportation costs incurred directly in connection with the sale of the Overproduction.
     7.5.1 [_] (Optional - For Valuation Under Percentage of Proceeds Contracts) For Overproduction sold under a gas purchase contract providing for payment based on a percentage of the proceeds obtained by the purchaser upon resale of residue gas and liquid hydrocarbons extracted at a gas processing plant, the values used for calculating cash settlement will include proceeds received by the Overproduced Party for both the liquid hydrocarbons and the residue gas attributable to the Overproduction.
     7.5.2 [_] (Optional - Valuation for Processed Gas - Option 1) For Overproduction processed for the accounts of the Overproduced Party at a gas processing plant for the extraction of liquid hydrocarbons, the full quantity of the Overproduction will be valued for purposes of cash settlement at the prices received to the Overproduced Party for the sale of the residue gas attributable to the Overproduction without regard to proceeds attributable to liquid hydrocarbons which may have been extracted from the Overproduction.
     7.5.2 [_] (Optional - Valuation for Processed Gas - Option 2) For Overproduction processed for the account of the Overproduced Party at a gas processing plant for the extraction of liquid hydrocarbons, the values used for calculating cash settlement will include the proceeds received by the Overproduced Party for the sale of the liquid hydrocarbons extracted from the Overproduction, less the actual reasonable costs incurred by the Overproduced Party to process the Overproduction and to transport, fractionate and handle the liquid hydrocarbons extracted therefrom prior to sale.
     7.6 To the extent the Overproduced Party did not sell all Overproduction under an Arm's Length Agreement, the cash settlement will be based on the weighted average price received by the Overproduced Party for any gas sold from the

Balancing Area under Arm's Length Agreements during the months to which such Overproduction is attributed. In the event that no sales under Arm's Length Agreements were made during any such month, the cash settlement for such month will be based on the spot sales prices published for the applicable geographic area during such month in a mutually acceptable pricing bulletin.
     7.7 Interest compounded at the prime lending rate of Bank of America plus two percent (2%) per annum or the maximum lawful rate of interest applicable to the Balancing Area, whichever is less, will accrue for all amounts due under
Section 7.1, beginning the first day following the date payment is due pursuant to Section 7.3. Such interest shall be borne by the Operator or any Overproduced Party in the proportion that their respective delays beyond the deadlines set out in Sections 7.2 and 7.3 contributed to the accrual of the interest.
     7.8 In lieu of the cash settlement required by Section 7.3, an Overproduced Party may deliver to the Underproduced Party an offer to settle its Overproduction in-kind and at such rates, quantities, times and sources as may be agreed upon by the Underproduced Party. If the Parties are unable to agree upon the manner in which such in-kind settlement gas will be furnished within sixty (60) days after the Overproduced Party's offer to settle in kind, which period may be extended by agreement of said Parties, the Overproduced Party shall make a cash settlement as provided in Section 7.3. The making of an in-kind settlement offer under this Section 7.8 will not delay the accrual of interest on the cash settlement should the Parties fail to reach agreement on an in-kind settlement.
     7.9 [_] (Optional - For Balancing Areas Subject to Federal Price Regulation) That portion of any monies collected by an Overproduced Party for Overproduction which is subject to refund by orders of the Federal Energy Regulatory Commission or other governmental authority may be withheld by the Overproduced Party until such prices are fully approved by such governmental authority, unless the Underproduced Party furnishes a corporate undertaking, acceptable to the Overproduced Party, agreeing to hold the Overproduced Party harmless from financial loss due to refund orders by such governmental authority.
     7.10 [_] (Optional - Interim Cash Balancing) At any time during the term of this Agreement, any Overproduced Party may, in its sole discretion, make cash settlement(s) with the Underproduced Parties covering all or part of its outstanding Gas imbalance, provided that such settlements must be made with all Underproduced Parties proportionately based on the relative imbalances of the Underproduced Parties, and provided further that such settlements may not be made more often than once every twenty-four (24) months. Such settlements will be calculated in the same manner provided above for final cash settlements. The Overproduced Party will provide Operator a detailed accounting of any such cash settlement within thirty (30) days after the settlement is made.
8. TESTING
     Notwithstanding any provision of this Agreement to the contrary, any Party shall have the right, from time to time, to produce and take up to one hundred percent (100%) of a well's entire Gas stream to meet the reasonable deliverability test(s) required by such Party's Gas purchaser, and the right to take any Makeup Gas shall be subordinate to the right of any Party to conduct such tests; provided, however, that such tests shall be conducted in accordance with prudent operating practices only after thirty (30) days' prior written notice to the Operator and shall last no longer than seventy-two (72) hours.
9. OPERATING COSTS
     Nothing in this Agreement shall change or affect any Party's obligation to pay its proportionate share of all costs and liabilities incurred in operations on or in connection with the Balancing Area, as its share thereof is set forth in the Operating Agreement, irrespective of whether any Party is at any time selling and using Gas or whether such sales or use are in proportion to its Percentage Interest in the Balancing Area.
10. LIQUIDS
     The Parties shall share proportionately in and own all liquid hydrocarbons recovered with Gas by field equipment operated for the joint account in accordance with their Percentage Interests in the Balancing Area.
11. AUDIT RIGHTS
     Notwithstanding any provision in this Agreement or any other agreement between the Parties hereto, and further notwithstanding any termination or cancellation of this Agreement, for a period of two (2) years from the end of the calendar year in which any information to be furnished under Section 5 or 7 hereof is supplied, any Party shall have the right to audit the records of any other Party regarding quantity, including but not limited to information regarding Btu-content. Any Underproduced Party shall have the right for a period of two (2) years from the end of the calendar year in which any cash settlement is received pursuant to Section 7 to audit the records of any Overproduced Party as to all matters concerning values, including but not limited to information regarding prices and disposition of Gas from the Balancing Area. Any such audit shall be conducted at the expense of the Party or Parties desiring such audit, and shall be conducted, after reasonable notice, during normal business hours in the office of the Party whose records are being audited. Each Party hereto agrees to maintain records as to the volumes and prices of Gas sold each month and the volumes of Gas used in its own operations, along with the Royalty paid on any such Gas used by a Party in its own operations. The audit rights provided for in this Section 11 shall be in addition to those provided for in Section 5.2 of this Agreement.
12. MISCELLANEOUS
     12.1 As between the Parties, in the event of any conflict between the provisions of this Agreement and the provisions of any gas sales contract, or in the event of any conflict between the provisions of this Agreement and the provisions of the Operating Agreement, the provisions of this Agreement shall govern.
     12.2 Each Party agrees to defend, indemnify and hold harmless all other Parties from and against any and all liability for any claims, which may be asserted by any third party which now or hereafter stands in a contractual relationship with such indemnifying Party and which arise out of the operation of this Agreement or any activities of such indemnifying Party under the provisions of this Agreement, and does further agree to save the other Parties harmless from all judgments or damages sustained and costs incurred in connection therewith.
     12.3 Except as otherwise provided in this Agreement, Operator is authorized to administer the provisions of this Agreement, but shall have no liability to the other Parties for losses sustained or liability incurred which arise out of or in connection with the performance of Operator's duties hereunder, except such as may result from Operator's gross negligence or willful misconduct. Operator shall not be liable to any Underproduced Party for the failure of any Overproduced Party (other than Operator) to pay any amounts owed pursuant to the terms hereof.
     12.4 This Agreement shall remain in full force and effect for as long as the Operating Agreement shall remain in force and effect as to the Balancing Area, and thereafter until the Gas accounts between the Parties are settled in full, and shall inure to the benefit of and be binding upon the Parties hereto, and their respective heirs, successors, legal representatives and assigns of any. The Parties hereto agree to give notice of the existence of this Agreement to any increase in interest of any such Party and to provide that any such successor shall be bound by this Agreement, and shall further make any transfer of any interest subject to the Operating Agreement, or any part thereof, also subject to the terms of this Agreement.
     12.5 Unless the contract clearly indicates otherwise, words used in the singular include the plural, the plural includes the singular, and the neuter gender includes the masculine and the feminine.
     12.6 In the event that any "Optional" provision of this Agreement is not adopted by the Parties to this Agreement by a typed, printed or handwritten indication, such provision shall not form a part of this Agreement, and no inference shall be made concerning the intent of the Parties in such event. In the event that any "Alternative" provision of this Agreement is not so adopted by the Parties, Alternative 1 in each such instance shall be deemed to have been adopted by the Parties as a result of any such omission. In those cases where it is indicated that an Optional provision may be used only if a specific Alternative is selected: (i) an election to include said Optional provision shall not be effective unless the Alternative in question is selected; and (ii) the election to include said Optional provision must be expressly indicated hereon, it being understood that the selection of an Alternative either expressly or by default as provided herein shall not, in and of itself, constitute an election to include an associated Optional provision.
     12.7 This Agreement shall bind the Parties in accordance with the provisions hereof, and herein shall be construed or interpreted as creating any rights in any person or entity not a signatory hereto, or as being a stipulation in favor of any such person or entity.
     12.8 If contemporaneously with this Agreement becoming effective, or thereafter, any Party requests that any other Party execute an appropriate memorandum or notice of this Agreement in order to give third parties notice of record of same and submits same for execution in recordable form, such memorandum or notice shall be duly executed by the Party to which such request is made and delivered promptly thereafter to the Party making the request. Upon receipt, the Party making the request shall cause the memorandum or notice to be duly recorded in the appropriate real property or other records affecting the Balancing Area.
13.  ASSIGNMENT AND RIGHTS UPON ASSIGNMENT
     13.1 Subject to the provisions of Sections 13.2 (if elected) and 13.3 hereof, and notwithstanding anything in this Agreement or in the Operating Agreement to the contrary, if any Party assigns (including any sale, exchange or other transfer) any of its working interest in the Balancing Area when such Party is an Underproduced or Overproduced Party, the assignment or other act of transfer shall, insofar as the Parties hereto are concerned, include all interest of the assigning or transferring Party in the Gas, all rights to receive or obligations to provide or take Makeup Gas and all rights to receive or obligations to make any monetary payment which may ultimately be due hereunder, as applicable. Operator and each of the other Parties hereto shall thereafter treat the assignment accordingly, and the assigning or transferring Party shall look solely to its assignee or other transferee for any interest in the Gas or monetary payment that such Party may have or to which it may be entitled, and shall cause its assignee or other transferee to assume its obligations hereunder.
     13.2 [_] (Optional - Cash Settlement Upon Assignment) Notwithstanding anything in this Agreement (including but not limited to the provisions of Section 13.1 hereof) or in the Operating Agreement to the contrary, and subject to the provisions of Section 13.3 hereof, in the event an Overproduced Party intends to sell, assign, exchange or otherwise transfer any of its interest in a Balancing Area, such Overproduced Party shall notify in writing the other working interest owners who are Parties hereto in such Balancing Area of such fact at least ________________ (_____) days prior to closing the transaction. Therefore, any Underproduced Party may demand from such Overproduced Party in writing, within ________________ (_____) days after receipt of the Overproduced Party's notice, a cash settlement of its Underproduction from the Balancing Area. The Operator shall be notified of any such demand and of any cash settlement pursuant to this Section 13, and the Overproduction and Underproduction of each Party shall be adjusted accordingly. Any cash settlement pursuant to this Section 13 shall be paid by the Overproduced Party on or before the earlier to occur (i) of sixty (60) days after receipt of the Underproduced Party's demand or (ii) at the closing of the transaction in which the Overproduced Party sells, assigns, exchanges or otherwise transfers its interest in a Balancing Area on the same basis as otherwise set forth in Sections 7.3 through 7.6 hereof, and shall bear interest at the rate set forth in Section 7.7 hereof, beginning sixty (60) days after the Overproduced Party's sale, assignment, exchange or transfer of its interest in the Balancing Area for any amounts not paid. Provided, however, if any Underproduced Party does not so demand such cash settlement of its Underproduction from the Balancing Area, such Underproduced Party shall look exclusively to the assignee or other successor in interest of the Overproduced Party giving notice hereunder for the satisfaction of such Underproduced Party's Underproduction in accordance with the provisions of Section 13.1 hereof.
     13.3 The provisions of this Section 13 shall not be applicable in the event any Party mortgages its interest or disposes of its interest by merger, reorganization, consolidation or sale of substantially all of its assets to a subsidiary or parent company, or to any company in which any parent or subsidiary of such Party owns a majority of the stock of such company.
14.  OTHER PROVISIONS

                                    [NONE]


                                                                          [SEAL]

     15.  COUNTERPARTS
          This Agreement may be executed in counterparts, each of which when taken with all other counterparts shall constitute a binding agreement between the Parties hereto.

              IN WITNESS WHEREOF, this Agreement shall be effective as of the effective date of the Operating Agreement

     ATTEST OR WITNESS:                  OPERATOR
                                         _____________________________________

     ______________________________   BY:_____________________________________

     ______________________________      _____________________________________

                                         Type or print name

                                         Title________________________________

                                         Date_________________________________

                                         Tax ID or S.S. No ___________________




                                         NON-OPERATORS

                                         CHEVRON U.S.A. PRODUCTION COMPANY, a
                                         -------------------------------------
                                         division of CHEVRON U.S.A., INC.


     _____________________________    BY:  D.R. JENSEN
                                         -------------------------------------
     _____________________________       _____________________________________

                                         Type or print name  D.R. JENSEN

                                                    Assistant Secretary
                                         Title -------------------------------
                                                 6-18-97
                                         Date  -------------------------------

                                         Tax ID or S.S. No. __________________


                                         __________________________________

     ____________________________     BY:_____________________________________

     ____________________________        _____________________________________

                                         Type or print name

                                         Title _______________________________

                                         Date   ______________________________

                                         Tax ID or S.S. No. __________________

Rider 1

If enactment of price regulations results in complete unavailability of deregulated gas in a Balancing Area for make-up of an existing deregulated imbalance, then any Party may invoke cash balancing of a deregulated gas imbalance after receipt of the aforesaid Statement of Balances, by notifying the other Parties as provided in Section 7.1.

Rider 2

Operator shall allocate the Overproduction of each Overproduced party to each Underproduced party proportionately based on the relative cumulative imbalance of the Underproduced parties.

                                   EXHIBIT E
      Non-Discrimination and Certification Of Non-Segregated Facilities

                    CERTIFICATE OF NONSEGREGATED FACILITIES
                            (Executive Order 11246)

The OPERATOR certifies that it does not maintain or provide for its employees any segregated facilities at any of its establishments, and that it does not permit its employees to perform their services at any location, under its control, where segregated facilities are maintained. The OPERATOR certifies further that it will not maintain or provide for its employees any segregated facilities at any of its establishments, and that it will not permit its employees to perform their services at any location, under its control, where segregated facilities are maintained. The OPERATOR agrees that a breach of this certification is a violation of the Equal Opportunity clause in this agreement. As used in this certification, the term "segregated facilities" means any waiting rooms, work areas, restrooms and washroom, restaurants and other eating areas, timeclocks, locker rooms and other storage or dressing areas, parking lots, drinking fountains, recreation or entertainment areas, transportation, and housing facilities provided for employees which are segregated by explicit directive or are in fact segregated on the basis of race, color, religion, or national origin, because of habit, local custom, or otherwise. The OPERATOR agrees that (except where it has obtained identical certifications from proposed subcontractors for specific time periods) it will obtain identical certifications from proposed subcontractors prior to the award of subcontracts exceeding $10,000 which are not exempt from the provisions of the Equal Opportunity clause, that it will retain such certifications in its files and that it will forward the following notice to such proposed subcontractors (except where the proposed subcontractors have submitted identical certifications for specific time periods):

                    NOTICE TO PROSPECTIVE SUBCONTRACTORS OF
                       REQUIREMENT FOR CERTIFICATIONS OF
                           NONSEGREGATED FACILITIES

A certification of Nonsegregated Facilities must be submitted prior to the award of a subcontract exceeding $10,000 which is not exempt from the provisions of the Equal Opportunity clause. The certification may be submitted either for each subcontract or for all subcontracts during a period (i.e., quarterly, semi-annually, or annually). Note: The Penalty for making false statements in offers is prescribed in 18 U.S.C. 1001 [Source 41 C.F.R. 1-12.802-10(d)(1)]


_______________________
     OPERATOR

By:____________________

_______________________
      Title

_______________________
      Date

                                  EXHIBIT J-1

                   SCHEDULE OF SELLER GOVERNMENTAL APPROVALS


1.   Expiration of Congressional "lie before" period under Enabling Legislation

2.   All actions required under the National Environmental Policy Act of 1969

3. All consultations required under Section 207 of the Federal Property and Administrative Services Act of 1949, as amended, 40 U.S.C. Section 488

4. With respect to Federal Sites only, all approvals required under Section 120(h)(3) of the Comprehensive Environmental Response, Compensation and Liability Act.

                                     J-1-1

                                  EXHIBIT J-2

                    SCHEDULE OF BUYER GOVERNMENTAL APPROVALS

                                      None

                                     J-2-1

                                                             EXHIBIT K

                                                      SCHEDULE OF LITIGATION

==================================================================================================================================
                               Case          Filing
No.       Parties              Number        Date     Court              Description of Claim                         Status
==================================================================================================================================
1.        Trehern v.           #971591       8/8/95   San Francisco      60 former subcontractor                      Pending
          BPOI, Chevron &                             Superior Court     employees and their
          Williams                                                       wives, widows, mothers allege
          Brothers                                                       various personal injuries and
                                                                         death caused by the subcontractor
                                                                         employees' exposure to hazardous
                                                                         substances while employed at the
                                                                         Elk Hills Lands
----------------------------------------------------------------------------------------------------------------------------------
          Johnson v.           #972410       9/11/95  San Francisco      Same                                         Pending
          BPOI, Chevron &                             Superior Court
          Williams
          Brothers
----------------------------------------------------------------------------------------------------------------------------------
          Fanska v. BPOI,      #975205       1/9/96   San Francisco      Same                                         Pending
          Chevron &                                   Superior Court
          Williams
          Brothers
----------------------------------------------------------------------------------------------------------------------------------
          Sweaney v.           #979954       7/26/96  San Francisco      Same                                         Pending
          BPOI, Chevron &                             Superior Court
          Williams
          Brothers
----------------------------------------------------------------------------------------------------------------------------------
          Kight v. BPOI,       #980970       9/10/96  San Francisco      Same                                         Pending
          Chevron &                                   Superior Court
          Williams
          Brothers
----------------------------------------------------------------------------------------------------------------------------------
          Montgomery v.        #983085       12/9/96  San Francisco      Same                                         Pending
          BPOI, Chevron &                             Superior Court
          Williams
          Brothers
----------------------------------------------------------------------------------------------------------------------------------
2.        Zellmack v.          #231226-      5/22/96  Kern County        BPOI subcontractor                           Jury trial
          BPOI and VECO        SPC                    Superior Court     employee sustained                           verdict for
                                                                         personal injuries                            plaintiff on
                                                                         in an accident on a                          5/30/97.
                                                                         Veco rig at the Elk                          Verdict is
                                                                         Hills Lands                                  being
                                                                                                                      appealed.
----------------------------------------------------------------------------------------------------------------------------------

==================================================================================================================================
                               Case         Filing
No.       Parties              Number       Date      Court              Description of Claim                         Status
==================================================================================================================================
3.        Rogers v. BPOI       #232649-SPC  12/4/96   Kern County        Former BPOI                                  Pending
          & Chevron                                   Superior Court     subcontractor
                                                                         employee alleges
                                                                         personal injury in
                                                                         a water truck
                                                                         roll-over accident
                                                                         at the Elk Hills
                                                                         Lands
----------------------------------------------------------------------------------------------------------------------------------
4.        Darnell v. BPOI      #233660-SPC   5/6/97   Kern County        BPOI subcontractor                           Pending
                                                      Superior Court     employee alleges
                                                                         personal injuries
                                                                         received when a
                                                                         cellar board on
                                                                         which he was
                                                                         standing broke at
                                                                         the Elk Hills Lands
----------------------------------------------------------------------------------------------------------------------------------
5.        Appeal of            EBCA No.       11/85   Originally         Contract claim to                            Pending
          Beacon Oil           C-9602189-R,           filed  with        recoup monies paid                           (awaiting
          Company (now                                Energy Board of    for crude oil                                decision after
          Ultramar, Inc.)                             Contract           purchased from the                           trial on
                                                      Appeals, on        Elk Hills Lands in                           remand from
                                                      remand to          11/79 pursuant to                            the Federal
                                                      Federal Circuit    Beacon's 1979                                Circuit Court
                                                      Court of           contract                                     of Appeals for
                                                      Appeals for the                                                 the District
                                                      District of                                                     of Columbia)
                                                      Columbia
----------------------------------------------------------------------------------------------------------------------------------
6.        United States        F97-5625-OWW 6/18/97   U.S. District      Action to recover                            Pending
          of America,                                 Court for the      costs incurred by
          Chevron et. al.                             Eastern            DOE and Chevron in
          v. Cleveland                                District of        connection with a
          Drilling Co.                                California         6/94 oil well
                                                                         blowout alleged to
                                                                         have been caused by
                                                                         negligence of
                                                                         Cleveland Drilling
                                                                         Company (BPOI
                                                                         subcontractor).
----------------------------------------------------------------------------------------------------------------------------------
7.        Vincent              N/A          N/A       Office of          BPOI employee                                Pending
          Calsustro                                   Federal            alleges
                                                      Contract           discrimination
                                                      Compliance
                                                      Programs
----------------------------------------------------------------------------------------------------------------------------------
8.        Techno Coating       N/A          N/A       N/A                BPOI subcontractor                           On-going
                                                                         alleges over $300K                           contract
                                                                         in contract claims                           dispute
----------------------------------------------------------------------------------------------------------------------------------
9.        Unknown parties      N/A          N/A       N/A                Attorneys for                                Threatened
                                                                         plaintiffs in
                                                                         Trehern case have
                                                                         -------
                                                                         informed DOE that
                                                                         approximately 40
                                                                         additional
                                                                         plaintiffs will
                                                                         file a similar suit
====================================================================================================================================

                                   EXHIBIT L

                    FORM OF STATE LANDS INDEMNITY AGREEMENT


                         PURCHASER/STATE/UNITED STATES
                         -----------------------------
             ELK HILLS CONVERSION OF CLAIMS AND INDEMNITY AGREEMENT
             ------------------------------------------------------

          This Agreement is entered into by and among the [name of purchaser], the State of California (by and through the California State Lands Commission and the California State Teachers' Retirement System), and the United States of America (by and through the Secretary of Energy), as follows:


                                   ARTICLE 1
                                  Definitions
                                  -----------

          1.1  AGREEMENT shall mean this Elk Hills Conversion of Claims and
               ---------
Indemnity Agreement.

          1.2  PURCHASER shall mean [name of purchaser], its successors and
               ---------
assigns.

          1.3  STATE shall mean the State of California, by and through the
               -----
California State Lands Commission and the California State Teachers' Retirement System.

          1.4  SECRETARY shall mean the Secretary of the Department of Energy,
               ---------
or the Secretary's delegatee.

          1.5  UNITED STATES shall mean the United States of America, by and
               -------------
through the SECRETARY.

          1.6  PARTIES shall mean the PURCHASER, the STATE, and the UNITED
               -------
STATES.

          1.7  FEDERAL ELK HILLS INTERESTS shall mean all right, title, and
               ---------------------------
interest of the United States in and to all lands owned or controlled by the United States inside Naval Petroleum Reserve Numbered 1, including any right, title, and/or interest that the UNITED STATES may have or claim in the ELK HILLS SCHOOL LANDS. (Naval Petroleum Reserve Numbered 1, commonly referred to as the Elk Hills Unit, is located in Kern County, California, and was established by Executive Order of the President of the United States, dated September 2, 1912.)

          1.8  ELK HILLS SCHOOL LANDS shall mean sections 16 and 36 of township
               ----------------------
30 south, range 23 east, Mount Diablo Principal Meridian, Kern County, California, which are located in Naval Petroleum Reserve Numbered 1.

          1.9  DEFENSE AUTHORIZATION ACT shall mean title XXXIV of the National
               -------------------------
Defense Authorization Act for Fiscal Year 1996, Public Law 104-106 (110 Stat.
186).

          1.10 UNITED STATES SETTLEMENT AGREEMENT shall mean the Settlement
               ----------------------------------
Agreement between the UNITED STATES and the STATE, a copy of which is attached hereto as Attachment A.

          1.11 STATE'S ELK HILLS CLAIMS shall mean any claims the STATE may now
               ------------------------
or later have against the UNITED STATES and/or the PURCHASER arising out of the UNITED STATES' ownership or sale of the FEDERAL ELK HILLS INTERESTS (including the STATE'S claims (a) that under its Enabling Act (Act of March 3, 1853, ch. 145, 10 Stat. 244), enacted in connection with the STATE'S entrance into the Union of the United States, and the Jones Act (43 U.S.C. Section 870), the ELK HILLS SCHOOL LANDS automatically vest in the STATE upon sale of the FEDERAL ELK HILLS INTERESTS, and (b) that it has claims to production or revenues therefrom prior to or after sale).

          1.12 CPI INDEX shall mean the Consumer Price Index, All Urban
               ---------
Consumers (1982-84 = 100) U.S. City Average, published by the United States Department of Labor. If the CPI Index becomes unavailable or is no longer published, the parties shall agree upon a reasonable substitute index that approximates the results of the CPI Index.


                                   ARTICLE 2
                                    Recitals
                                    --------

          2.1 WHEREAS, on February 10, 1996, the President of the United States signed the DEFENSE AUTHORIZATION ACT, which directs that the FEDERAL ELK HILLS INTERESTS be sold;

          2.2 WHEREAS, on October 18, 1996, the STATE entered into the UNITED STATES SETTLEMENT AGREEMENT with the UNITED STATES whereby the STATE and the UNITED STATES settled all of the STATE'S ELK HILLS CLAIMS by providing for, among other things, payment by the UNITED STATES to the STATE of specified sums over a period of time, which payments are subject to Congressional appropriation of funds and completion of the sale of the FEDERAL ELK HILLS INTERESTS;

          2.3 WHEREAS, the UNITED STATES SETTLEMENT AGREEMENT provides that if there is a lack of an appropriation of funds by the UNITED STATES, the STATE may terminate the UNITED STATES SETTLEMENT AGREEMENT, whereupon the STATE potentially could assert, to the extent legally available, some or all of the STATE'S ELK HILLS CLAIMS against PURCHASER with respect to the ELK HILLS SCHOOL LANDS;

          2.4 WHEREAS, the UNITED STATES and the STATE agreed in section 6.8 of the UNITED STATES SETTLEMENT AGREEMENT that the STATE would execute, at the option of the UNITED STATES and the PURCHASER and for the benefit of the UNITED STATES and the PURCHASER (and its successors, assigns and lenders), an agreement with the UNITED STATES and the PURCHASER that, inter alia:
                                                            ----- ----

               (a) converts the STATE'S ELK HILLS CLAIMS, including any possessory claims, that the STATE could assert against the PURCHASER into monetary claims;

               (b) provides that the UNITED STATES indemnify PURCHASER for certain claims on the terms and conditions to be set forth in this AGREEMENT;

               (c) provides that the PURCHASER will assign its indemnification rights to the STATE, and

               (d) requires that, if the STATE successfully asserts those monetary claims, it obtain monies owed to it from the UNITED STATES (through the assigned indemnification rights), rather than directly from the PURCHASER;

          2.5 WHEREAS, the PURCHASER and the UNITED STATES wish to exercise the option described in section 2.4 above;

          2.6 WHEREAS, it is the intent of the PARTIES that under the conversion of possessory claims into monetary claims, indemnification of the PURCHASER for those claims and assignment of that indemnification to the STATE as described in section 2.4, above:

               (a) the PURCHASER be fully shielded from liability for the STATE'S ELK HILLS CLAIMS; while

               (b) the STATE be in as strong a position to satisfy its claims as it would have been absent the conversion, indemnity and assignment (for example, the UNITED STATES, as indemnitor, would be unable to assert defenses that are not available to the Purchaser); and

          2.7 WHEREAS, the PURCHASER and the UNITED STATES do not concede the validity of the STATE'S ELK HILLS CLAIMS.

          NOW THEREFORE, in consideration of the foregoing recitals (which are incorporated herein by this reference), the mutual promises of the PARTIES and the mutual benefits arising therefrom, the PARTIES agree as follows:


                                   ARTICLE 3
                              Conversion of Claims
                              --------------------

          3.1 The provisions of this ARTICLE 3 (Conversion of Claims) shall only apply to the STATE'S ELK HILLS CLAIMS regarding the FEDERAL ELK HILLS INTERESTS sold to the PURCHASER pursuant to the DEFENSE AUTHORIZATION ACT, or later enacted law contemplated by section 3414(c) of the DEFENSE AUTHORIZATION ACT.

          3.2 The STATE acknowledges and agrees that it may invoke the procedures set forth in this ARTICLE 3 (Conversion of Claims) only if the STATE terminates the UNITED STATES SETTLEMENT AGREEMENT due to a lack of an appropriation of funds to pay the amounts specified in the UNITED STATES SETTLEMENT AGREEMENT within the time periods specified in the UNITED STATES SETTLEMENT AGREEMENT (including any extensions thereof). The STATE may not invoke these procedures in connection with or as a result of any other dispute or claim that it may have with either the UNITED STATES or PURCHASER, and will not include in any action or arbitration under this Agreement any disputes or claims that are unrelated to the STATE'S ELK HILLS CLAIMS.

          3.3 This ARTICLE 3 provides the sole means by which the STATE may assert any of the STATE'S ELK HILLS CLAIMS it may now or later have against the PURCHASER, including, without limitation, any claims to title, the land or its improvements, mineral deposits, production and revenues of the FEDERAL ELK HILLS INTERESTS, arising out of the UNITED STATES' ownership of the ELK HILLS SCHOOL LANDS or the sale of any portion thereof to PURCHASER. The STATE waives the right to assert any of those claims against the PURCHASER by any other means.

          3.4 The STATE agrees that it will deliver to PURCHASER a copy of all notices of default, non-performance, cancellation or termination that the STATE delivers to the UNITED STATES regarding the UNITED STATES SETTLEMENT AGREEMENT. Such copies shall be sent to PURCHASER at the same time that the notices are sent to the UNITED STATES.

          3.5 Upon termination of the UNITED STATES SETTLEMENT AGREEMENT due to a lack of an appropriation of funds, the STATE shall have the right to file an action in a court of competent jurisdiction for Declaratory Relief, which shall be limited to:

              (a) seeking a declaration of the rights of the STATE, if any, to title (including the land, its improvements, mineral deposits and production) to the ELK HILLS SCHOOL LANDS as of the date that the PURCHASER acquires record title to the ELK HILLS SCHOOL LANDS from the UNITED STATES;

              (b) requesting that, in the event that the court determines that the STATE has the right to a title interest in the ELK HILLS SCHOOL LANDS, the court determine the monetary value (as of the date of the PURCHASER'S acquisition of record title to the ELK HILLS SCHOOL LANDS from the UNITED STATES) of that right, which monetary value shall be the fair market value of title (including the land, its mineral deposits and production) as of the date of such acquisition (in addition, the STATE may assert that as a matter of law or equity it also is entitled to the fair market value of the improvements then located on the ELK HILLS SCHOOL LANDS, and PURCHASER shall have the right to challenge such assertion (if it is determined that the STATE is entitled to such value, the PURCHASER may assert that as a matter of law or equity it is entitled to set-off some or all of the fair market value of such improvements made by PURCHASER, the UNITED STATES or others, and the STATE shall have the right to challenge such assertion)); in no event shall such monetary value be augmented by an award of damages or other compensation based upon wrongful possession, use or production activities of anyone, whether occurring before or after such acquisition; and

               (c) specifying that the STATE does not and will not seek possession of, or a transfer of title to, the ELK HILLS SCHOOL LANDS or any production, or proceeds of production, therefrom, or any improvements thereon.

The STATE shall give the PURCHASER and the UNITED STATES at least 60 days advance written notice of its intent to file any such action.

          3.6 In the event that the STATE files the action described in section 3.5, above, the PURCHASER'S answer and/or other appropriate responsive pleading shall:

               (a) seek a declaration of the rights of the STATE, if any, to title (including the land, its improvements, mineral deposits and production) to the ELK HILLS SCHOOL LANDS;

               (b) request that, in the event that the court determines that the STATE has a title interest in the ELK HILLS SCHOOL LANDS, the court determine the monetary value of that right as described, and limited, in sections 3.5(b) and 3.7(a); and

               (c) not raise an objection that an action for declaratory judgment is unavailable for the relief being sought by the STATE.

          3.7  (a)  The monetary value, if any, determined in accordance with section 3.5(b), above, shall be adjusted as follows:

               (1) First, any offset provided for by section 5.4 of the UNITED STATES SETTLEMENT AGREEMENT shall be deducted from such amount; and,

               (2) Second, the amount remaining after the deduction provided in the immediately preceding clause shall be increased or decreased by the cumulative percentage increase or decrease in the CPI INDEX from the date on which PURCHASER acquires record title to the ELK HILLS SCHOOL LANDS from the UNITED STATES to the date on which the judgment in such action is entered.

               (b) The PURCHASER agrees to be obligated to the STATE for the monetary value, if any, determined in accordance with Section 3.5(b), above, as adjusted by the preceding provisions of this section 3.7. In addition, if the STATE is the prevailing party, as determined by the court hearing the matter, the PURCHASER agrees to be obligated to pay post-judgment interest in the manner and to the extent such post-judgment interest is allowed under applicable law. The prevailing party (as determined by the court hearing the matter) shall be entitled to its costs of suit as approved by the court (which costs shall not include attorney fees) from the non-prevailing party. The PURCHASER shall not have any other obligations to the STATE pursuant to the preceding sections of this ARTICLE 3.

          3.8 (a) The PARTIES fully believe that the preceding sections of this ARTICLE 3 allow for the conversion of any possessory claims of the STATE into claims for monetary compensation. In the event that a court of competent jurisdiction makes a final ruling that the STATE cannot proceed in an action under section
3.5 solely because the remedy it seeks in that case (i.e., conversion of possessory claims to monetary compensation) is not available as a matter of procedural law in the STATE'S action for declaratory relief, then the STATE may institute arbitration as provided in this section 3.8. The STATE may not invoke arbitration under this section 3.8 for any other reason, including, without limitation, as a result of a ruling by such court against the STATE on the merits of its claims.

          (b) If arbitration is available to the STATE in the limited circumstance specified in section 3.8(a) above, the STATE may institute an arbitration proceeding by giving written notice to PURCHASER and the UNITED STATES of such intent within six (6) months after the final ruling by the court described in the second sentence of section 3.8(a). A failure to give such notice within such six (6) month time period shall automatically terminate the STATE'S right to invoke arbitration. Upon receipt of the STATE'S notice the PARTIES shall endeavor to agree upon a single disinterested, neutral arbitrator to hear the matter. If the PARTIES are unable to agree on the arbitrator within 45 days after delivery of the STATE'S notice, then any party may request that an arbitrator be appointed by the American Arbitration Association ("AAA"). Unless all of the PARTIES agree otherwise, the arbitrator shall be either a retired United States or state court judge.

          (c) The arbitration shall be conducted in accordance with the Commercial Arbitration Rules of the AAA then in effect, except that if such rules conflict with the terms of this AGREEMENT, the terms of this AGREEMENT shall control. The intention of the PARTIES hereto is that the arbitrator will admit such evidence as would be admitted in a court of law. The arbitration shall take place in the State of California, at a location acceptable to the PARTIES and the arbitrator. Unless the PARTIES otherwise agree, the hearing on the merits of the STATE'S action shall commence no later than six (6) months after appointment of the arbitrator. Upon conclusion of the arbitration, the arbitrator shall issue a written decision, which shall include the basis upon which the arbitrator reached the decision. In making his determination and award, if any, the arbitrator shall apply the applicable federal and state law.

          (d) The arbitrator shall determine the rights of the STATE, if any, to title (including the land, its improvements, mineral deposits and production) to the ELK HILLS SCHOOL LANDS as of the date of PURCHASER'S acquisition of record title to the ELK HILLS SCHOOL LANDS from the UNITED STATES (such determination may not, however, require or order the transfer from PURCHASER of possession of, or title to, the ELK HILLS SCHOOL LANDS or any production, or proceeds of production, therefrom).

          (e) If the arbitrator determines that the STATE has a title interest in the ELK HILLS SCHOOL LANDS, the arbitrator shall determine the monetary value (as of the date of PURCHASER'S acquisition of record title to the ELK HILLS SCHOOL LANDS from the UNITED STATES) of that right, which monetary value shall be the fair market value of title (including the land, mineral deposits and production) as of the date of such acquisition (in addition, the STATE may assert that as a matter of law or equity it also is entitled to the fair market value of the improvements then located on the ELK HILLS SCHOOL LANDS, and PURCHASER shall have the right to challenge such assertion (if it is determined that the STATE is entitled to such value, the PURCHASER may assert that as a matter of law or equity it is entitled to set-off some or all of the fair market value of such improvements made by PURCHASER, the UNITED STATES or others, and the STATE shall have the right to challenge such assertion)); in no event shall such monetary value be augmented by an award of damages or other compensation based upon wrongful possession, use or production activities of anyone, whether occurring before or after such acquisition. The arbitrator may not award punitive damages.

          (f) The arbitrator's determination shall be appealable by any PARTY to a court of competent jurisdiction for independent judgment review of the facts and law. Any such appeal must be filed within six (6) months after issuance of the arbitrator's written decision. Such review shall be limited to the arbitration record, except that the court may admit relevant evidence which was improperly excluded from the arbitration or, in the exercise of reasonable diligence, could not have been produced during the arbitration. In the event a party, exercising due diligence, is unable to perfect an appeal, the arbitrator's decision shall be final and binding on the PARTIES.

          (g) Costs and expenses of the arbitration shall be borne equally by the STATE and by the PURCHASER.

          (h) The monetary value, if any, determined in accordance with section 3.8(e), above, shall be adjusted in the same manner as provided in section 3.7(a). The PURCHASER agrees to be obligated to the STATE for such monetary value, as adjusted by the immediately proceeding sentence. In addition, if the STATE is the prevailing party, as determined by the arbitrator, the PURCHASER agrees to be obligated to pay to the STATE post-judgment interest in the manner and to the extent such post-judgment interest is allowed under applicable law. The PURCHASER shall not have any other obligation to the STATE pursuant to the provisions of this section 3.8.

          (i) The PARTIES' intent is to have any action brought by the STATE regarding the STATE'S ELK HILLS CLAIMS be determined by a court of competent jurisdiction rather than by arbitration. Therefore, nothing in this section 3.8 shall be deemed to deprive any such court of jurisdiction or ability to hear such action, or to require such court to stay its proceedings until the matter has been considered by an arbitrator.

     3.9 The STATE shall not at any time (whether before or after a termination of the UNITED STATES SETTLEMENT AGREEMENT) file, record, publish or otherwise assert any lien, security interest, attachment, lis pendens or similar matter against any of the assets of the PURCHASER (including, without limitation, the FEDERAL ELK HILLS INTERESTS acquired by the PURCHASER or any production or proceeds of production attributable to such interests), or the assets of any person purchasing from the PURCHASER any production attributable to the FEDERAL ELK HILLS INTERESTS, in connection with the STATE'S ELK HILLS CLAIMS, this AGREEMENT, or the UNITED STATES SETTLEMENT AGREEMENT, or to enforce a court or arbitration judgment in favor of the STATE under sections 3.5 or 3.8 above. The STATE'S sole recourse against PURCHASER for any such judgment shall be to enforce the assignment under ARTICLE 5 of the UNITED STATES' indemnity, to the extent such assignment was not self effecting as provided in ARTICLE 5. Nothing in this section 3.9, however, shall be deemed to prohibit the STATE from proceeding against any of the PURCHASER'S assets, to the extent permitted by law, in connection with matters unrelated to the STATE'S ELK HILLS CLAIMS, this AGREEMENT or the UNITED STATES SETTLEMENT AGREEMENT.

          3.10 The STATE acknowledges that, as provided in section 4.3, below, the PURCHASER has tendered, and the UNITED STATES has accepted responsibility for, defense of the claims that the STATE may bring against PURCHASER under or pursuant to ARTICLE 3 (Conversion of Claims). The STATE further acknowledges that the PURCHASER has vested in the UNITED STATES exclusive authority to direct such defense (either directly or through PURCHASER) and to settle or compromise such claims. The STATE agrees that it shall not object to the UNITED STATES conducting such defense on behalf of the PURCHASER. The PURCHASER and the STATE also agree that if for any reason such tender of defense, or the acceptance thereof, is found to be invalid or ineffective, then the UNITED STATES may intervene in any action or arbitration brought by the STATE against PURCHASER regarding the claims described in ARTICLE 3 (Conversion of Claims), and neither shall object to such intervention.

          3.11 The PURCHASER and the UNITED STATES (in its capacity as indemnitor of PURCHASER, which capacity includes intervention by the UNITED STATES pursuant to the last sentence of section 3.10) each agree on behalf of itself that, in any action or arbitration under ARTICLE 3 hereof brought by the STATE against PURCHASER, it will be limited to defenses that would otherwise be available to PURCHASER absent the UNITED STATES' participation in such action or arbitration pursuant to this AGREEMENT. The foregoing sentence shall not be deemed, however, to limit the ability of the UNITED STATES to raise any defenses that it may have against the STATE if the STATE brings an action against the UNITED STATES, or names the UNITED STATES as a party to such action or arbitration. In addition, the first sentence of this section 3.11 shall not be deemed to limit the ability of the UNITED STATES to raise any defenses that it may have against the PURCHASER if the PURCHASER brings an action against the UNITED STATES, or names the UNITED STATES as a party to such action or arbitration. Nothing in this section 3.11 is intended to limit the PURCHASER'S rights to contest the validity of the STATE'S ELK HILLS CLAIMS.

          3.12 Nothing in this AGREEMENT shall be deemed to limit the rights that the PARTIES otherwise have under applicable law to appeal any court decision in an action under section 3.5 hereof.

                                   ARTICLE 4
                                Indemnification
                                ---------------

          4.1 The UNITED STATES hereby fully and unconditionally indemnifies the PURCHASER for any and all of the PURCHASER'S obligations to the STATE found to exist as provided under ARTICLE 3 (Conversion of Claims) in a final determination of the STATE'S ELK HILLS CLAIMS under sections 3.5 or 3.8 (including the costs and post-judgment interest amounts listed in sections 3.7 or 3.8(h), as applicable), or under any final settlement of such claims between the STATE and the PURCHASER that is approved by the UNITED STATES. This indemnity, and the other provisions of this Article 4, apply if, and only if, the STATE terminates the UNITED STATES SETTLEMENT AGREEMENT due to a lack of appropriation of funds.

          4.2 In addition to the indemnity provided in section 4.1 above, the UNITED STATES agrees to bear financial responsibility for the defense of the PURCHASER in any action or arbitration brought under or pursuant to this AGREEMENT and will reimburse the PURCHASER for (i) the reasonable costs and expenses the PURCHASER incurs at the request of the UNITED STATES in connection with defending any action or arbitration described in ARTICLE 3 (Conversion of Claims), and (ii) any court or arbitration costs the PURCHASER is obligated to pay under this AGREEMENT, that are not otherwise covered by clause (i) of this section or by section 4.1. Such reimbursement shall be paid during the course of such defense promptly upon submittal of invoices to the UNITED STATES by the PURCHASER.

          4.3 The PURCHASER hereby irrevocably tenders to the UNITED STATES the defense of any action or arbitration brought by the STATE against the PURCHASER under or pursuant to this AGREEMENT. The UNITED STATES shall have the right either to directly conduct such defense, with counsel of its choice (which may include outside retained counsel), or have the PURCHASER conduct such defense, at the cost of the UNITED STATES, with counsel approved by the UNITED STATES in its sole discretion. The PURCHASER agrees that, under either of such defense approaches, the UNITED STATES shall have exclusive control over the defense of the claims described in ARTICLE 3 (Conversion of Claims), and shall have exclusive authority, exercisable in the UNITED STATES' sole discretion, to settle or compromise such claims, or to elect to appeal any decision or judgement rendered on such claims. The PURCHASER shall execute any papers necessary to implement the authorizations specified in this section 4.3. The PURCHASER shall fully cooperate (at the UNITED STATES' cost) with the UNITED STATES in the defense against such claims, and shall comply with the UNITED STATES' directions in connection with such matters. In any action against more than one PURCHASER, the UNITED STATES may require the PURCHASERS be represented by common counsel. This AGREEMENT shall not be terminated or otherwise be determined to be invalid due to any failure of the PURCHASER to meet the requirements of this section 4.3. PURCHASER agrees that if any suit, action or arbitration is filed or commenced, or any claim is made against PURCHASER, the cost and expense of which may be covered by the indemnifications provided in this ARTICLE 4, PURCHASER shall immediately notify the UNITED STATES in writing of such matter and shall promptly furnish copies of all pertinent papers received by PURCHASER. If the UNITED STATES has elected to directly conduct the defense of any such suit, action or arbitration, PURCHASER may, at PURCHASER'S sole expense, be associated with the UNITED STATES' representatives in such suit, action or arbitration. The UNITED STATES will not, without the prior written consent of the PURCHASER, settle any claim against the PURCHASER under this Agreement or consent to the entry of any judgment with respect thereto which (i) does not provide for an unconditional written release or a final resolution of all liability of the PURCHASER in respect of such claim, or (ii) places any obligations, other than cash payment obligations fully indemnified by the UNITED STATES under this Agreement, on the PURCHASER or the FEDERAL ELK HILLS INTERESTS.

          4.4 The UNITED STATES reserves all rights given to the UNITED STATES pursuant to 28 U.S.C. Section 516 and nothing contained in this Agreement is intended to limit or otherwise modify any rights the UNITED STATES may have pursuant to 28 U.S.C. Section 516.

          4.5 The PURCHASER reserves the right, with counsel of its own choosing, (i) to bring or defend any action, claim or proceeding regarding the interpretation, validity, enforceability or breach of this Agreement, or (ii) to defend any action, claim or proceeding brought by the STATE against PURCHASER that is outside the scope of the indemnifications by the UNITED STATES under Sections 4.1 and 4.2.

                                   ARTICLE 5
                            Assignment of Indemnity
                            -----------------------

          5.1 The PURCHASER hereby irrevocably conveys and assigns to the STATE all of the PURCHASER'S right to receive payments under section 4.1, above, including the PURCHASER'S right to prompt payment of those obligations. This assignment, however, does not transfer to the STATE the PURCHASER'S right to reimbursement of costs under sections 4.2 and 4.3, above.

          5.2  The UNITED STATES and PURCHASER each agrees that:

               (a) any payment(s) which the UNITED STATES is required to make to the PURCHASER pursuant to section 4.1, above, shall be made to the STATE rather than to the PURCHASER; and

               (b) such payments shall not be reduced by debts, if any, which the PURCHASER owes or may owe to the UNITED STATES.

In addition, the UNITED STATES agrees that any such assigned indemnity payment(s) shall be promptly made to the STATE.

          5.3 The STATE accepts the assignment of the PURCHASER'S rights to promptly receive indemnity payments from the UNITED STATES as described in the preceding sections of this ARTICLE 5 in full payment for and in complete discharge of any and all obligations which the PURCHASER may incur to make payments to the STATE pursuant to ARTICLE 3.

          5.4 The STATE shall promptly notify the SECRETARY of any action which the STATE files against the PURCHASER which might trigger the UNITED STATES' liability under ARTICLE 4 by providing the SECRETARY with copies of all pertinent papers that the STATE files at the same time such papers are provided to PURCHASER.

          5.5 In agreeing to this ARTICLE 5 assignment, the UNITED STATES waives all provisions of the Assignment of Claims Act of 1940 (31 U.S.C. Section 3727 and 41 U.S.C. Section 15). The UNITED STATES waives those provisions because it benefits from this assignment. The assignment is needed to give the STATE a direct claim to the PURCHASER'S indemnification from the UNITED STATES under section 4.1. This conversion maximizes sale revenues to the UNITED STATES by removing any cloud created by the STATE'S ELK HILLS CLAIMS on the title being offered to the PURCHASER.

          5.6 The UNITED STATES consents to the foregoing assignment and agrees that as a result thereof it is in privity with the STATE if the STATE brings an action seeking to enforce its assigned indemnity rights against the UNITED STATES under this AGREEMENT.

          5.7 The PARTIES fully believe that this assignment permits the STATE to obtain indemnity payments directly from the UNITED STATES. In the event that a court of competent jurisdiction rules otherwise, however, the PARTIES agree that, upon the STATE'S request, the PURCHASER shall, at the sole expense of the STATE, seek, in trust for the STATE, indemnity payment(s) from the UNITED STATES for all of the PURCHASER'S obligations to the STATE under ARTICLE 3 (Conversion of Claims), and upon receipt of such payment(s), which shall be held in trust for the STATE in a segregated trust account, shall, within five (5) days of receipt make like payment(s) to the STATE. Upon receipt of any such payment(s), the PURCHASER shall immediately notify the STATE of such receipt. The STATE shall provide any legal representation required for the PURCHASER to meet its obligations under this section 5.7.


                                   ARTICLE 6
                                    Tolling
                                    -------

          6.1 During the period beginning with the date that the PURCHASER acquires record title to any FEDERAL ELK HILLS INTEREST and ending on the date 60 days after the date the STATE terminates the UNITED STATES SETTLEMENT AGREEMENT, the limitation periods under any statutes of limitations applicable to the STATE'S ELK HILLS CLAIMS shall be tolled.


                                   ARTICLE 7
                                  Termination
                                  -----------

          7.1 If the UNITED STATES SETTLEMENT AGREEMENT is rescinded or terminated due to the lack of sale of the FEDERAL ELK HILLS INTERESTS pursuant to the DEFENSE AUTHORIZATION ACT or later enacted law contemplated by section 3414(c) of the DEFENSE AUTHORIZATION ACT, this AGREEMENT shall be terminated.

                                   ARTICLE 8
                           Miscellaneous Provisions
                           ------------------------

          8.1  Gender
               ------

          As used herein, whenever the context so requires, the neuter gender includes the masculine and the feminine, and the singular includes the plural and vice versa. Defined terms are to have their defined meaning regardless of the grammatical form, number or tense of such terms.

          8.2  Headings
               --------

          The title headings of the respective articles and sections of this AGREEMENT are inserted for convenience only, and shall not be deemed to be part of this AGREEMENT or considered in construing this AGREEMENT.

          8.3  Amendments
               ----------

          All amendments and supplements to this AGREEMENT must be in writing and executed by each of the PARTIES or their successors in interest. However, such execution may be in counterparts and, when so executed, shall be deemed to constitute one document.

          8.4  Execution
               ---------

          This AGREEMENT may be signed in any number of counterparts and each signed counterpart shall have the same force and effect as an original and as if all of the PARTIES to the aggregate counterparts had signed the same instrument.

          8.5  Authorization
               -------------

          Each person signing this AGREEMENT or any other documents pursuant to this AGREEMENT as an agent or on behalf of any of the PARTIES warrants that he or she is authorized by the respective party to execute and deliver this AGREEMENT and that this AGREEMENT will become binding on that party.

          8.6  Successor and Assigns
               ---------------------

          This AGREEMENT is entered into for the benefit of the PARTIES hereto and shall be for the benefit of, and be binding upon, the PARTIES hereto, their successors and assigns and related lenders.

          8.7  Notices
               -------

          (a) All notices under this AGREEMENT shall be in writing and shall be served either by personal delivery (including by overnight delivery service) or by certified mail, postage prepaid, return receipt requested, to the PARTIES at their addresses set forth below:

          If to the UNITED STATES:
          -----------------------

               U.S. Department of Energy
               1000 Independence Avenue, S.W.
               Washington, D.C. 20585
               Attention: Assistant Secretary for Fossil Energy
               Telecopy:  (202) 586-7847
               Telephone: (202) 586-6600

               and
               ---

               U.S. Department of Energy
               Office of General Counsel
               1000 Independent Avenue SW, Room 6B190
               Washington, D.C. 20585
               Attention: Mary Egger, Esq.
               Telecopy:  (202) 586-0325
               Telephone: (202) 586-2440

               copy to:
               -------

               O'Melveny & Myers LLP
               400 South Hope Street
               Los Angeles, California  90071-2899
               Attention: Gregory B. Thorpe, Esq.
               Telecopy:  (213) 669-6407
               Telephone: (213) 669-6000


          If to STATE:
          -----------

               State Lands Commission
               100 Howe Avenue,
               Suite 110 South
               Sacramento, California 95825-8202
               Attention:  Executive Officer
               Telecopy: (916) 574-1810
               Telephone: (916) 574-1800


               California State Teachers' Retirement System
               7667 Folsom Boulevard
               3rd Floor
               Sacramento, California 95826
               Attention:  Chief Executive Officer
               Telecopy: (916) 229-3704
               Telephone: (916) 229-3700

               copy to:
               -------

               Department of Justice
               1300 I Street, Suite 125
               P.O. Box 944255
               Sacramento, California 94244-2550
               Attention:  Daniel Siegel, Esq.
               Telecopy:  (916) 327-2319
               Telephone: (916) 323-9259


          If to PURCHASER:
          ---------------




               Attention:

               Telecopy:  (_____)
               Telephone: (_____)


               copy to:
               -------




               Attention:

               Telecopy:  (_____)
               Telephone: (_____)



Notices sent as above shall be deemed received when delivered if by personal service, or on the fifth business day after posting in the United States mail, if by mail. Notice of any change of address shall be given in the same manner as any other notice.

          (b) Upon the written request of PURCHASER, the STATE shall send to PURCHASER'S lender(s) identified in such notice a copy of any notices to PURCHASER under this AGREEMENT, including, without limitation, under section 3.4 above.

          8.8  Release of Claims
               -----------------

          (a) Upon the first to occur of (i) payment to the STATE of all amounts owed by the UNITED STATES under the UNITED STATES SETTLEMENT AGREEMENT, (ii) final determination in any action (or arbitration pursuant to section 3.8 above, including any appeal thereof as provided in section 3.8(f)) that the STATE has no right to title to or any interest in the ELK HILLS SCHOOL LANDS, and (iii) payment of all amounts owed to the STATE as a result of a final determination in any action or arbitration under sections 3.5 or 3.8, respectively, the STATE shall promptly execute and deliver to

PURCHASER a document, in recordable form and otherwise in form and substance reasonably satisfactory to the PURCHASER, fully releasing any and all of the STATE'S ELK HILLS CLAIMS and acknowledging that all of the STATE'S ELK HILLS CLAIMS have been fully released and satisfied.

          (b) Upon the first to occur of (i) payment to the STATE of all amounts owed by the UNITED STATES under the UNITED STATES SETTLEMENT AGREEMENT, (ii) final determination in any action (or arbitration pursuant to section 3.8 above, including any appeal thereof as provided in section 3.8(f)) that the STATE has no right to title to or any interest in the ELK HILLS SCHOOL LANDS, and (iii) payment of all amounts owed to the STATE as a result of a final determination in any action or arbitration under sections 3.5 or 3.8, respectively, the STATE shall promptly execute and deliver to the UNITED STATES a document, in recordable form and otherwise in form and substance reasonably satisfactory to the UNITED STATES, acknowledging that all of the STATE'S ELK HILLS CLAIMS have been fully released and satisfied.

          8.9  Request for Information
               -----------------------

          Upon the written request of PURCHASER, the STATE shall notify in writing to PURCHASER, its current and/or prospective lenders and assigns, whether, to the STATE'S actual knowledge, (i) the UNITED STATES SETTLEMENT AGREEMENT is in full force and effect, (ii) whether any defaults exist under the UNITED STATES SETTLEMENT AGREEMENT or under this AGREEMENT, and (iii) the amounts, if any, that have been paid to the STATE by the UNITED STATES under the UNITED STATES SETTLEMENT AGREEMENT. PURCHASER may request such notification no more than once in any six-month period.


          8.10 Waiver of certain rights by State
               ---------------------------------

          The STATE acknowledges for the benefit of PURCHASER and the UNITED STATES that, as provided in Section 6.8(b)(ii) of the UNITED STATES SETTLEMENT AGREEMENT, it has waived and released any and all rights that it may have to seek or obtain multiple damages for appropriation, trespass or conversion against the PURCHASER for any of the STATE'S ELK HILLS CLAIMS. The foregoing waiver and release shall survive termination of the UNITED STATES SETTLEMENT AGREEMENT.

          8.11 Final Agreement
               ---------------

          This AGREEMENT and the UNITED STATES SETTLEMENT AGREEMENT contain the entire agreement and understanding concerning the subject matter hereof between the PARTIES to this AGREEMENT, and supersede and replace all prior negotiations and proposed agreements between the parties, written and oral. Each of the PARTIES hereto acknowledges that no other party, or the agents or attorneys of any other party, has made any promise, representation, or warranty whatsoever, express or implied, not contained herein, or in the UNITED STATES SETTLEMENT AGREEMENT, to induce the execution of this AGREEMENT, and acknowledges that this AGREEMENT has not been executed in reliance upon a promise, representation, or warranty whatsoever, express or implied, not contained either herein or in the UNITED STATES SETTLEMENT AGREEMENT to induce the execution of this AGREEMENT.

          8.12 Inadmissibility
               ---------------

          Except for a civil action or proceeding (including any arbitration under section 3.8 above) brought to enforce this AGREEMENT or the UNITED STATES SETTLEMENT AGREEMENT, or any part of either such document, neither this AGREEMENT nor the UNITED STATES SETTLEMENT AGREEMENT is admissible in evidence for the purpose of establishing or challenging the substance of the STATE'S title claims in any civil action or proceeding between the PARTIES, nor shall this AGREEMENT or the UNITED STATES SETTLEMENT AGREEMENT be subject to discovery for that purpose in any civil action or proceeding between the PARTIES.

          8.13 Sales Process
               -------------

          Nothing in this AGREEMENT or outside of this AGREEMENT grants to the STATE any role in the process relating to the sale of the FEDERAL ELK HILLS INTERESTS, including determinations relating to sales strategy, reserve analysis, bid evaluation, establishment of the minimum price or net present value.

          IN WITNESS WHEREOF, the parties have executed this AGREEMENT as of the day and year last written below.

DATED:                        [INSERT NAME OF PURCHASER OR APPROPRIATE OFFICERS
                              - see Cal. Corp. Code Section 5214]


                              By:   ________________________________
                                    [Insert Name]

                              Its:  ________________________________
                                    [Insert Position]

State of California
County of __________________


          On this _____ day of ___________________, in the year 1997, before me,
________________________________, a Notary Public in and for the State of
California, personally appeared _____________________, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person who executed this instrument as __________________ of _______________________, and
acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument __________________ executed the instrument.

          WITNESS my hand and official seal.


                                    ____________________________
                                    (Signature)

(Seal)

                                    ____________________________
                                    (Name - typed or printed)

                                    NOTARY PUBLIC IN AND FOR THE STATE OF
                                    CALIFORNIA

DATED:                        CALIFORNIA STATE LANDS COMMISSION


                              By:   ________________________________
                                    [Insert Name]
                                    Executive Officer


State of California
County of Sacramento


          On this _____ day of ___________________, in the year 1997, before me,
________________________________, a Notary Public in and for the State of
California, personally appeared _____________________, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person who executed this instrument as Executive Officer of the California State Lands Commission, and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the California State Lands Commission executed the instrument.

          WITNESS my hand and official seal.


                                    ____________________________
                                    (Signature)

(Seal)

                                    ____________________________
                                    (Name - typed or printed)

                                    NOTARY PUBLIC IN AND FOR THE STATE OF
                                    CALIFORNIA

DATED:                        CALIFORNIA STATE TEACHERS' RETIREMENT SYSTEM


                              By:   ________________________________
                                    [Insert Name]
                                    Chief Executive Officer

State of California
County of Sacramento


          On this _____ day of ___________________, in the year 1997, before me,
________________________________, a Notary Public in and for the State of
California, personally appeared _____________________, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person who executed this instrument as Chief Executive Officer of the California State Teachers' Retirement System, and acknowledged to me that he executed the same in his authorized capacity, and that by his signature on the instrument the California State Teachers' Retirement System executed the instrument.

          WITNESS my hand and official seal.


                                    ____________________________
                                    (Signature)

(Seal)

                                    ____________________________
                                    (Name - typed or printed)

                                    NOTARY PUBLIC IN AND FOR THE STATE OF
                                    CALIFORNIA

DATED:                        U.S. DEPARTMENT OF ENERGY


                              By:   ________________________________
                                    ________________________________


District of Columbia


          On this _____ day of ___________________, in the year 1997, before me,
________________________________, a Notary Public in and for the District of Columbia, personally appeared _____________________, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person who executed this instrument as the Secretary of the United States Department of Energy, and acknowledged to me that she executed the same in his authorized capacity, and that by his signature on the instrument the United States Department of Energy executed the instrument.

          WITNESS my hand and official seal.


                                    ____________________________
                                    (Signature)

(Seal)

                                    ____________________________
                                    (Name - typed or printed)

                                    NOTARY PUBLIC IN AND FOR THE DISTRICT OF
                                    COLUMBIA

APPROVED AS TO FORM:

                              DANIEL E. LUNGREN
                              ATTORNEY GENERAL
                              STATE OF CALIFORNIA


DATED:______________, 1997    By:   ___________________________
                                    Daniel L. Siegel
                                    Deputy Attorney General
                                    Attorneys for the STATE



                                    GENERAL COUNSEL
                                    U.S. DEPARTMENT OF ENERGY


DATED:______________, 1997    By:   ___________________________
                                    General Counsel
                                    Attorney for the SECRETARY


                                    [Insert name of law firm]


DATED:______________, 1997    By:   ___________________________
                                    [Insert Name]
                                    Attorneys for the PURCHASER

                                  ATTACHMENT A

                       UNITED STATES SETTLEMENT AGREEMENT

                               [attached hereto]

                             SETTLEMENT AGREEMENT
                             --------------------

     This Settlement Agreement is entered into by and between the United States of America (by and through the Secretary of Energy) and the State of California (by and through the California State Lands Commission and the California State Teachers' Retirement System), as follows:

                                   ARTICLE I

                                  Definitions
                                  -----------

          1.1  AGREEMENT shall mean this settlement agreement.
               ---------

          1.2  STATE shall mean the State of California, by and through the
               -----
California State Lands Commission and the California State Teachers' Retirement System.

          1.3  SECRETARY shall mean the Secretary of the Department of Energy.
               ---------

          1.4  UNITED STATES shall mean the United States of America, by and
               ------ ------
through the SECRETARY.

          1.5  PARTIES shall mean the UNITED STATES and the STATE.
               -------

          1.6  FEDERAL ELK HILLS INTERESTS shall mean all right, title, and
               ------- --- ----- ---------
interest of the United States in and to all lands owned or controlled by the United States inside Naval Petroleum Reserve Numbered 1, including any right, title, and/or interest that the United States may have or claim in the ELK HILLS SCHOOL LANDS. (Naval Petroleum Reserve Numbered 1 is commonly referred to as the Elk Hills Unit, is located in Kern County, California, and was established by Executive Order of the President, dated September 2, 1912.)

          1.7  ELK HILLS SCHOOL LANDS shall mean sections 16 and 36 of township
               --- ----- ------ -----
30 south, range 23 east, Mount Diablo Principal Meridian, California, which are located in the ELK HILLS RESERVE.

          1.8  DEFENSE AUTHORIZATION ACT shall mean the National Defense
               ------- ------------- ---
Authorization Act for Fiscal Year 1996 (Pub. L. No. 104-106, 110 Stat. 186).

          1.9  STATE'S ELK HILLS CLAIMS shall mean any claims the STATE may now
               ------- --- ----- ------
or later have against the UNITED STATES (and/or any purchaser from the UNITED STATES) arising out of the UNITED STATES' ownership or sale of the FEDERAL ELK HILLS INTERESTS (including the STATE'S claims a) that under its Enabling Act (Act of March 3, 1853, ch. 145, 10 Stat. 244), enacted in connection with the STATE'S entrance into the Union of the United States, and the Jones Act (43 U.S.C. Section 870), the ELK HILLS SCHOOL LANDS automatically vest in the STATE upon sale of the FEDERAL ELK HILLS INTERESTS, and b) that it has claims to production or revenues therefrom prior to or after sale).


                                   ARTICLE 2

                                   Recitals
                                   --------

          2.1 WHEREAS, on February 10, 1996, the President of the United States signed the DEFENSE AUTHORIZATION ACT, title XXXIV of which directs that the FEDERAL ELK HILLS INTERESTS be sold;

          2.2 WHEREAS, section 3415 of the DEFENSE AUTHORIZATION ACT requires that, after deducting costs incurred to conduct such sale of the FEDERAL
ELK HILLS INTERESTS, nine percent of the proceeds from such sale shall be reserved in a contingent fund for the resolution of the claims of the STATE with respect to the ELK HILLS SCHOOL LANDS, and said ACT requires the SECRETARY to make an offer of settlement of all such claims and to base the amount of the offered settlement payment from the contingent fund on an amount equal to the fair value for the STATE's claims, including the mineral estate, not to exceed the amount reserved in the contingent fund;

          2.3 WHEREAS, the PARTIES wish to resolve any and all claims of the STATE, including any and all claims of the State Lands Commission and the State Teachers' Retirement System, against the UNITED STATES with respect to the ELK HILLS SCHOOL LANDS, and production or proceeds of sale from the FEDERAL ELK HILLS INTERESTS;

          2.4 WHEREAS, the PARTIES wish to avoid the expensive and complex litigation that would have otherwise ensued absent this AGREEMENT; and

          2.5 WHEREAS, pursuant to her authority under applicable law, including section 3415 of the DEFENSE AUTHORIZATION ACT, the SECRETARY has entered into this agreement based upon:

               (a) the value of the mineral estate attributable to the ELK HILLS SCHOOL LANDS, the surface estate, and all water and other rights associated with those lands;

               (b) the PARTIES' estimates of the reasonable value of the reserves attributable to the ELK HILLS SCHOOL LANDS, which lie in the range between 8.2 and 9.2 percent of the total value of reserves under the FEDERAL ELK HILLS INTERESTS;

               (c) the present value of payments of the STATE under this AGREEMENT, which is estimated to be in the range of 6.3% to 7.3% of sale proceeds, since the STATE has agreed to defer receipt of payments after sale and will not receive interest on those payments;

               (d) the STATE's assertion that upon sale, title to the ELK HILLS SCHOOL LANDS would vest automatically in the STATE;

               (e) the UNITED STATES' interest in maximizing sale revenues by removing any cloud created by the STATE's ELK HILLS CLAIMS on the title being offered to purchasers;

               (f) the STATE'S agreement not to seek to enjoin the sale, and to waive suit against purchasers, as provided in section 6.8;

               (g) the STATE'S asserted equitable claims to revenues from production prior to sale;

               (h) section 3415(c) of the DEFENSE AUTHORIZATION ACT, which provides that the SECRETARY may not settle the STATE'S ELK HILLS CLAIMS for more than the amount reserved in the ACT'S contingent fund for settlement of the STATE'S claims (i.e., nine percent of net sale proceeds); and

               (i) the DEFENSE AUTHORIZATION ACT, which, instead of seeking to extinguish the STATE'S claims, provides that the STATE should be offered "proper compensation" for its claims.

       NOW THEREFORE, in consideration of the mutual promises of the PARTIES and the mutual benefits arising therefrom, the PARTIES agree as follows:

                                   ARTICLE 3

                                  Settlement
                                  ----------

          3.1 If the UNITED STATES sells the FEDERAL ELK HILLS INTERESTS pursuant to the DEFENSE AUTHORIZATION ACT, or to a later enacted law contemplated by section 3414(c) of the DEFENSE AUTHORIZATION ACT, then (i) in exchange for the abatement and release by the STATE of its claims as provided in
ARTICLE 4 (Release of Claims; Tolling) and the waiver of suit provided in section 6.8, and (ii) subject to the conditions of sections 3.3 and 3.4 (relating to appropriation Acts contemplated by section 3415(b) of the DEFENSE AUTHORIZATION ACT), the UNITED STATES shall pay out of the contingent fund established under section 3415(a) of such ACT to the STATE for the State Teachers' Retirement System's Teachers' Retirement Fund of the STATE nine percent of the proceeds from the sale of the FEDERAL ELK HILLS INTERESTS that remain after deducting from the sales proceeds the costs incurred to conduct such sale.

          3.2 Subject to the conditions of sections 3.3 and 3.4, payment of such nine percent share will be made in five equal annual installments in each of the UNITED STATES' fiscal years 1999 through 2003, except that, if such nine percent share exceeds $180 million, each of those five annual installments shall be for $36 million, and the remaining portion of such nine percent share shall be paid in two equal installments in fiscal years 2004 and 2005. Payment of each installment shall be made not later than the 180th day of each such fiscal year or within 60 days of when funds become available for payment, whichever is later.

          3.3   The obligation to make each installment payment described in section 3.2 shall be subject to an appropriation of funds for that purpose, and no provision of this ARTICLE 3 shall be interpreted to require obligation or payment of funds in violation of the Anti-Deficiency Act, 31 U.S.C. sections 1341 and 1517. Each such payment shall only be made following such an appropriation of funds.

          3.4 With respect to an installment payment that is to be made in a particular year as described in section 3.2, in the event an amount of funds is appropriated that is less than the amount of such installment payment, payment shall be made to the STATE of such lesser amount appropriated, and the balance of such installment payment shall be treated as due, subject to an appropriation of funds necessary to make the payment, in the next succeeding UNITED STATES' fiscal year (or years, if necessary) until fully paid (unless the STATE exercises its option under section 5.3 to terminate this AGREEMENT as provided therein); provided that no installment payment under this ARTICLE 3 (Settlement) shall be payable following a crediting of amounts in the contingent fund to the general fund of the Treasury under section 3415(b) of the DEFENSE AUTHORIZATION ACT. The parties interpret section 3415(b) of the DEFENSE AUTHORIZATION ACT as providing that if (i) any payment is made from the contingent fund to the STATE within 10 years after the DEFENSE AUTHORIZATION ACT'S effective date, and, (ii) the STATE has not received all of the payments specified in ARTICLE 3, then no amounts in the contingent fund may be credited to the general fund of the Treasury absent the enactment of superseding legislation.

          3.5 The SECRETARY shall request that the President cause to be included in the Budget of the United States Government as transmitted by the President of the United States to the Congress a request for an appropriation (in a form determined upon consultation with the STATE) for and in the amount of each of the payments specified in ARTICLE 3. The SECRETARY shall request the President to submit each such appropriations request to Congress as part of the Budget for the fiscal year in which the payment is due as specified in ARTICLE 3 (and if necessary, as described in section 3.4, annually thereafter until the requisite appropriation for such payment has been enacted into law.) Upon the submission of such an appropriation request to Congress, the SECRETARY and the STATE agree to use their best efforts to actively seek, and to assist each other in seeking, the enactment into law of such requested appropriation.

                                   ARTICLE 4

                          Release of Claims; Tolling
                          --------------------------

          4.1  The STATE'S ELK HILLS CLAIMS,

               (a) shall be abated during any period during which this AGREEMENT is in effect; and

               (b) shall be extinguished and released in full upon the receipt by the STATE of the final payment specified in ARTICLE 3 (Settlement).

          4.2 If the UNITED STATES fails to make any of the payments specified in ARTICLE 3 (Settlement) by the deadline in the last sentence of section 3.2, even though an appropriation has been enacted into law for that payment, the STATE shall have the right to seek that payment through an action filed in the United States Court of Federal Claims.

          4.3 During the period beginning with the date that this AGREEMENT is executed and ending upon the date that the STATE receives the last payment specified in ARTICLE 3 (Settlement), above, the limitation periods under any statutes of limitations applicable to the STATE'S ELK HILLS CLAIMS against the UNITED STATES shall be tolled.

                                   ARTICLE 5

                                 Effectiveness
                                 -------------

          5.1 The provisions of ARTICLE 3 of the AGREEMENT shall take effect only if the FEDERAL ELK HILLS INTERESTS are sold pursuant to the DEFENSE AUTHORIZATION ACT, or to a later enacted law contemplated by section 3414(c) of the DEFENSE AUTHORIZATION ACT.

          5.2 The other provisions of this AGREEMENT shall take effect upon the execution of this AGREEMENT by the PARTIES.

          5.3 If the sale of the FEDERAL ELK HILLS INTERESTS does not occur before the close of fiscal year 1998, or if appropriations are not provided to make any payment provided by section 3.2 for any fiscal year during which such payments are due, then, for the purposes of this AGREEMENT only, there shall be a one (1) year extension of the applicable sale or payment deadline, unless the STATE terminates this AGREEMENT by giving notice not later than 60 days after the close of the fiscal year in which the sale is to occur or the payment was due (as the case may be). If an extended deadline has not been met, it shall be extended for one (1) more year unless the STATE terminates by giving the above-described notice within 60 days after the extended deadline. Except as provided elsewhere in this AGREEMENT, there shall be no limit on the number of extensions which may occur. This section 5.3 does not give the STATE any right to extend any sale deadline contained in the DEFENSE AUTHORIZATION ACT or elsewhere; its sole purpose is to allow for the extension of deadlines for implementing the terms of this AGREEMENT.

          5.4 In consideration for the STATE'S waiver under 6.8, in the event that (i) the STATE terminates this AGREEMENT after receiving any payments pursuant to ARTICLE 3, (ii) the STATE brings a lawsuit in a court of competent jurisdiction asserting any of the STATE'S ELK HILLS CLAIMS, and (iii) the court determines that the STATE is entitled to either no compensation, or less compensation than it theretofore received pursuant to ARTICLE 3, then the STATE shall repay fifty (50) percent of the difference between the monies it received pursuant to ARTICLES 3 and the compensation the court determines it is entitled to. In the event that the court determines that the STATE is entitled to more compensation than it received pursuant to ARTICLE 3, then the amounts it received pursuant to ARTICLE 3 shall be set off against the total compensation it is entitled to.

          5.5 In the event the Government, acting by and through the Secretary or acting by and through any other authorized representative or body (including the President or Congress of the United States) finally determines pursuant to section 3414 of the DEFENSE AUTHORIZATION ACT or to a later enacted law that the sale of the FEDERAL ELK HILLS INTERESTS will not be completed, this AGREEMENT is rescinded.

          5.6 Except as otherwise provided herein, the termination or rescission of this AGREEMENT shall have the effect of returning the PARTIES to their respective positions prior to the execution of this AGREEMENT.

                                   ARTICLE 6

                           Miscellaneous Provisions
                           ------------------------

          6.1  Gender
               ------

          As used herein, whenever the context so requires, the neuter gender includes the masculine and the feminine, and the singular includes the plural and vice versa. Defined terms are to have their defined meaning regardless of the grammatical form, number or tense of such terms.

          6.2  Headings
               --------

          The title headings of the respective articles and sections of this AGREEMENT are inserted for convenience only, and shall not be deemed to be part of this AGREEMENT or considered in construing this AGREEMENT.

          6.3  Amendments
               ----------

          All amendments and supplements to this AGREEMENT must be in writing and executed by each of the PARTIES or their successors in interest. However, such execution may be in counterparts and, when so executed, shall be deemed to constitute one document.

          6.4  Execution
               ---------

          This AGREEMENT may be signed in any number of counterparts and each signed counterpart shall have the same force and effect as an original and as if all of the PARTIES to the aggregate counterparts had signed the same instrument.

          6.5  Authorization
               -------------

          Each person signing this AGREEMENT or any other documents pursuant to the AGREEMENT as an agent or on behalf of any of the PARTIES warrants that he or she is authorized by the respective party to execute and deliver this AGREEMENT and that this AGREEMENT will become binding on that party.

          6.6  Successor and Assigns
               --------- --- -------

          This AGREEMENT is entered into for the benefit of the PARTIES hereto and shall be for the benefit of, and be binding upon, the PARTIES hereto, their successors and assigns, except that this AGREEMENT (other than section 6.8 and the release under section 4.1) shall not apply to any purchaser(s) (nor to its successors and assigns) of any portion of the FEDERAL ELK HILL INTERESTS.

          6.7  Sales Process
               ----- -------

          Nothing in this AGREEMENT or outside of this AGREEMENT grants to the STATE any role in the process relating to the sale of the FEDERAL ELK HILLS INTERESTS, including determinations relating to sales strategy, reserve analysis, bid evaluation, establishment of the minimum price or net present value.

          6.8  Waiver of Suit
               ------ -- ----

          (a) As consideration for the SECRETARY'S entering into this AGREEMENT, the STATE hereby waives, for the benefit of the UNITED STATES and purchaser(s) of the FEDERAL ELK HILLS INTERESTS (and their lenders), the STATE'S ELK HILLS CLAIMS against the UNITED STATES and against any purchaser(s), including any claims it may now or later have against the UNITED STATES to seek injunctive or other relief to prohibit or challenge either the UNITED STATES from carrying out the sale of the FEDERAL ELK HILLS INTERESTS or the actual conveyance of such lands. Except as otherwise provided in section 6.8(b), the waiver provided under this section 6.8 shall not survive any termination or recision of this AGREEMENT.

          (b) In the event that this AGREEMENT is terminated by the STATE following sale due to the lack of an appropriation (as provided in section 5.3), the waiver provided in section 6.8(a) shall survive such termination, subject to the following modifications:

               (i) the STATE shall retain any right it may now or later have to bring an action against the UNITED STATES for monetary damages;

               (ii) the STATE shall retain any right it may now or later have to bring an action against the purchaser(s) of the ELK HILLS SCHOOL LANDS, other than a right to seek multiple damages for appropriation, trespass, or conversion against the purchaser(s) for any of the STATE'S ELK HILLS CLAIMS (the waiver of which shall survive such termination); and

               (iii) in the event that the agreement specified in section 6.8(c) (which would substitute monetary damages claims for claims to title) is executed, any claims the STATE may have against a purchaser who executes such agreement (or against its successors or assigns) shall be pursued only to the extent permitted under the terms of such section 6.8(c) agreement.

          (c) In order to give the UNITED STATES and purchaser(s) the option of requiring the STATE to substitute monetary damages claims for title and related claims to the

ELK HILLS SCHOOL LANDS, the STATE agrees to execute, at the option of the UNITED STATES and the purchaser(s) and for the benefit of the UNITED STATES and the purchaser(s) (and its successors, assigns and related lenders), an agreement with the UNITED STATES and the purchaser(s) of the FEDERAL ELK HILLS INTERESTS, the terms of which will:

               (i)   be agreeable to the UNITED STATES and the purchaser(s);

               (ii) be subject to the STATE'S consent, which consent shall not be unreasonably withheld;

               (iii) waive any claims the STATE may now or later have against the purchaser(s) of the ELK HILLS SCHOOL LANDS to title, the land or its improvements, mineral deposits and production of the FEDERAL ELK HILLS INTERESTS arising out of the UNITED STATES' ownership or sale of the ELK HILLS SCHOOL LANDS;

               (iv) specify that the STATE may pursue an action against the purchaser for Declaratory Relief which may seek a declaration of the rights of the STATE, if any, to title to the ELK HILLS SCHOOL LANDS;

               (v) provide that, in the event a court of competent jurisdiction determines that the STATE is entitled to title to the ELK HILLS SCHOOL LANDS, the court shall determine the monetary value of that right;

               (vi) provide that the purchaser (or, with appropriate assurances, the UNITED STATES as indemnitor, as provided in clause (vii), below) shall pay to the STATE the monetary value (as of the date of purchase from the UNITED STATES) of the ELK

HILLS SCHOOL LANDS, if any, determined by the court, less any offset as provided for by section 5.4;

               (vii) provide that, if the UNITED STATES indemnifies the purchaser for the STATE'S ELK HILLS CLAIMS against the purchaser, the STATE shall accept an assignment of the purchaser's rights to receive such indemnity payments from the UNITED STATES as though it were payment of a like amount from the purchaser, subject to such assurances from the UNITED STATES of prompt payment under such indemnification as the STATE shall reasonably request;

               (viii) provide that, during the period beginning with the date that the purchaser purchases any portion of the ELK HILLS SCHOOL LANDS and ending on the date that the STATE terminates the AGREEMENT (between the UNITED STATES and the STATE), the limitation periods under any statutes of limitations applicable to claims which the STATE has against the purchaser arising out of the UNITED STATES' ownership or sale of the ELK HILLS SCHOOL LANDS shall be tolled;

               (ix) provide that if the AGREEMENT (between the STATE and the UNITED STATES) is rescinded or terminated due to the lack of sale pursuant to the DEFENSE AUTHORIZATION ACT, or later enacted law contemplated by section 3414(c) of the DEFENSE AUTHORIZATION ACT, the (purchaser/STATE/UNITED STATES) agreement described in this section 6.8(c) shall also be terminated;

               (x) provide that it is entered into for the benefit of the parties thereto and shall be for benefit of, and be binding upon, the parties thereto, their successors and assigns; and

               (xi) be in a form suitable for recordation in the local public land records.

          6.9  Final Agreement
               ----- ---------

          This AGREEMENT contains the entire AGREEMENT and understanding concerning the subject matter between the PARTIES to the AGREEMENT and supersedes and replaces all prior negotiations and proposed agreements between the PARTIES, written and oral. Each of the PARTIES hereto acknowledges that no other party, or the agents or attorneys of any other party, has made any promise, representation, or warranty whatsoever, express or implied, not contained herein to induce the execution of the AGREEMENT, and acknowledges that this AGREEMENT has not been executed in reliance upon a promise, representation, or warranty whatsoever, express or implied, not contained herein to induce the execution of this AGREEMENT.

          6.10 Inadmissibility
               ---------------

          Except for a civil action or proceeding brought to enforce this AGREEMENT or any part thereof, this AGREEMENT (including the recitals [ARTICLE 2]) is not admissible in evidence or subject to discovery in any civil action or proceeding. Notwithstanding any other provision of the AGREEMENT, this section
6.10 shall survive any termination or recision of this AGREEMENT.

     IN WITNESS WHEREOF, the parties have executed this AGREEMENT as of the day and year last written below.

DATED: October 10, 1996            U.S. DEPARTMENT OF ENERGY


                              By:  HAZEL R. O'LEARY
                                   -----------------------------
                                   Hazel O'Leary
                                   Secretary




DATED: October 11, 1996            CALIFORNIA STATE LANDS COMMISSION


                              By:  ROBERT C. HIGHT
                                   -----------------------------
                                   Robert C. Hight
                                   Executive Officer



DATED: October 11, 1996            CALIFORNIA STATE TEACHERS'
                                   RETIREMENT SYSTEM


                              By:  JAMES D. MOSMAN
                                   ----------------------------
                                   James D. Mosman
                                   Chief Executive Officer

                       APPROVAL OF SETTLEMENT AGREEMENT

     Pursuant to Section 6107 of the Public Resources Code of the State of California, the foregoing Settlement Agreement entered into by and between the United States of America (by and through the Secretary of Energy) and the State of California (by and through the California State Lands Commission and the California State Teachers' Retirement System) is hereby approved.


DATED: 10/18/96                    PETE WILSON
                                   ------------------------------
                                   PETE WILSON, Governor
                                   STATE OF CALIFORNIA

                                                             EXHIBIT M
                                              SCHEDULE OF KNOWN ENVIRONMENTAL MATTERS

==============================================================================================================================
      Site Name              Prior Use (if     Approximate      General Description
      (Land Ownership)       applicable)       Location         of Materials Found    Closure Method         Status as of 9/97
==============================================================================================================================
1.    36S Tank Setting       W-41 storage      36/T30S/R24E     Arsenic               Assessment             No further
      (Chevron)                                At 36S complex                         (all samples           action
                                                                                      were below             planned per
                                                                                      action levels)         Environmental
                                                                                                             Protection
                                                                                                             Agency
                                                                                                             ("EPA")
                                                                                                             letter dated
                                                                                                             11-12-91
------------------------------------------------------------------------------------------------------------------------------
2.    36S Drum Storage       Drum Storage      36/T30S/R24E     Organics              Assessment             No further
      Area                                     At 36S complex                         (all samples           action
      (Chevron)                                                                       were below             planned per
                                                                                      action levels)         EPA letter
                                                                                                             dated 11-12-91
------------------------------------------------------------------------------------------------------------------------------
3.    2B Transformer         Temporary         2/T31S/R23E      Polychlorinated       Assessment             No further
      Oil Tank Setting       transformer oil   Lower 2B Yard    biphenyls ("PCBs")    (all samples           action
      (Seller)               storage                                                  were below             planned per
                                                                                      action levels)         EPA letter
                                                                                                             dated 11-12-91
------------------------------------------------------------------------------------------------------------------------------
4.    3G Gas Plant Drains    Associated with   3/T31S/R24E      Gas plant effluent    Assessment             No further
      (Seller)               #3G Gas Plant     Was located                            (all sample            action
                                               at Skyline                             results were           planned per
                                               and                                    below action           EPA letter
                                               Checkpoint 2                           levels)                dated 11-12-91
------------------------------------------------------------------------------------------------------------------------------
5.    3G Gas Plant           Gas processing    3/T31S/R24E      Organics              Assessed,              No further
      (Seller)                                 Was located                            demolished,            action
                                               at Skyline                             and clean              planned per
                                               and                                    closed                 EPA letter
                                               Checkpoint 2                                                  dated 11-12-91
------------------------------------------------------------------------------------------------------------------------------
6.    35R Gas Plant Sump     Gas plant         35/T30S/R23E     Organics              Assessed and           No further
      (Seller)               drainage          Near Well                              clean closed           action
                             control           #361-35R                                                      planned per
                                                                                                             EPA letter
                                                                                                             dated 11-12-91
------------------------------------------------------------------------------------------------------------------------------
7.    36R Abandoned          Gas processing    36/T30S/R23E     Ash-like substance    Assessment             No further
      Gas Plant                                West of                                (all samples           action
      (Seller)                                 Skyline and                            were below             planned per
                                               Elk Hills Road                         action levels)         EPA letter
                                                                                                             dated 11-12-91
------------------------------------------------------------------------------------------------------------------------------
8.    27R Oil Recovery       Oil/water         27/T30S/R23E     Organics              Assessment and         No further
      Sump                   separation        27R Waste                              clean closure          action
      (Seller)                                 Management                                                    planned per
                                               Facility                                                      Contract
                                                                                                             Operator
                                                                                                             letter dated
                                                                                                             12-12-95
------------------------------------------------------------------------------------------------------------------------------
9.    Chromium Sites         Drilling mud      Fieldwide        Chromium              Assessment and         No further
      (Seller-Chevron)       additive          63 localized                           localized              action
                                               sites                                  excavation of          planned per
                                               fieldwide                              chrome and             EPA letter
                                               (The 50 sites                          clean closure          dated 11-12-91
                                               on United
                                               States Lands
                                               are included
                                               as Federal
                                               Sites on
                                               Exhibit C)
------------------------------------------------------------------------------------------------------------------------------

================================================================================================================================
      Site Name               Prior Use (if         Approximate      General Description
      (Land Ownership)        applicable)           Location         of Materials Found      Closure Method    Status as of 9/97
================================================================================================================================
10.   Surface Dump            Localized dump area   25/T30S/R24E     Solid waste             *Debris removed   No further
      (Chevron)                                     Near Well        (cement, steel,                           action
                                                    #10-25S          glass, wood)                              planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
11.   Surface Dump            Localized dump area   25/T30S/R24E     Solid waste (steel,     *Debris removed   No further
      (Chevron)                                     Near Well        concrete, wood                            action
                                                    #14-25S          tires)                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
12.   Surface Dump            Localized dump area   25/T30S/R24E     Solid waste (metal,     Area cleaned up   No further
      (Chevron)                                     Near Well        cable)                                    action
                                                    #13-25S                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
13.   Oil Spill Area          N/A                   26/T30S/R24E     Brea (hardened          Brea left in      No further
      (Seller)                                      Near Well        crude oil)              place             action
                                                    #64-26S                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
14.   26S Dump                Tank setting          26/T30S/R24E     Brea and oil sludge     Sump assessed     No further
      (Seller)                overflow              Near Well                                and cleaned up    action
                              containment           #64-26S                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
15.   Oil Spill Area          N/A                   26/T30S/R24E     Brea                    Brea left in      No further
      (Seller)                                      Near Well                                place             action
                                                    #64-26S                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
16.   Surface Dump            Localized dumping     26/T30S/R24E     Solid waste (paper,     *Debris removed   No further
      (Seller)                area                  Near Well        wood, domestic                            action
                                                    #41-26S          trash)                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
17.   Catch Basin Area        Drainage control      27/T30S/R24E     Brea                    Brea left in      No further
      (Chevron)                                     Near Well                                place             action
                                                    #27-27S                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
18.   27S Sump                Produced water        27/T30S/R24E     Trace oil sludge        Sump assessed     No further
      (Chevron)               disposal              Near Well                                and cleaned up    action
                                                    #61-27S                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
19.   Surface Dump            Localized dumping     27/T30S/R24E     Solid waste (wood,      Debris removed    No further
      (Chevron)               area                  Near Well        domestic debris)                          action
                                                    #15-27S                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
20.   Surface Dump            Localized dumping     31/T30S/R24E     Solid waste (wood,      *Debris removed   No further
      (Chevron)               area                  Near Well        domestic debris)                          action
                                                    #343-31S                                                   planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
21.   Surface Dump            Localized dumping     34/T30S/R24E     Solid waste (metal,     Debris removed    No further
      (Seller)                area                  Near Well        glass, wood)                              action
                                                    #18-34S                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
22.   Surface Dump            Localized dumping     34/T30S/R24E     Solid waste             *Debris removed   No further
      (Seller)                area                  Near Well        (domestic trash)                          action
                                                    #54-34S                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
23.   Surface Dump            Localized dumping     34/T30S/R24E     Solid waste             *Debris removed   No further
      (Seller)                area                  Near Well        (domestic debris)                         action
                                                    388-34S                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------

================================================================================================================================
      Site Name               Prior Use (if         Approximate      General Description
      (Land Ownership)        applicable)           Location         of Materials Found      Closure Method    Status as of 9/97
================================================================================================================================
24.   Surface Dump            Localized dumping     34/T30S/R24E     Solid waste             *Debris removed   No further
      (Seller)                area                  Near well        (domestic debris)                         action
                                                    158-34S                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
25.   Surface Dump            Localized dumping     34/T30S/R24E     Solid waste (glass,     *Debris removed   No further
      (Seller)                area                  Near Well        metal)                                    action
                                                    577-34S                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
26.   Surface Dump            Localized dumping     36/T30S/R24E     Solid waste             *Debris removed   No further
      (Chevron)               area                  Near Well        (domestic debris)                         action
                                                    #45-36S                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
27.   Catch Basin Area        Drainage control      36/T30S/R23E     Trace oil sludge        Oil sludge left   No further
      (Seller)                                      Near Well                                in place          action
                                                    #364-30R                                                   planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
28.   Old Camp Dump           Localized dumping     36/T30S/R23E     Solid waste             *Debris removed   No further
      (Seller)                area                  Near Well        (domestic debris)                         action
                                                    41-36R                                                     planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
29.   Surface Dump            Localized dumping     36/T30S/R23E     Solid waste (tires,     *Debris removed   No further
      (Seller)                area                  Near Well        brick, concrete)                          action
                                                    #14X-36R                                                   planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
30.   Surface Dump            Localized dumping     36/T30S/R23E     Solid waste             *Debris removed   No further
      (Seller)                area                  Near Well        (concrete, wood)                          action
                                                    #13X-36R                                                   planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
31.   Trench Dump             Localized dumping     26/T30S/R22E     Solid waste (wood)      *Debris removed   No further
      (Seller)                area                  Near Well                                                  action
                                                    #353-26Z                                                   planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
32.   Oil Spill Area          N/A                   26/T30S/R22E     Hardened oil            Oil left in       No further
      (Seller)                                      Near Well                                place             action
                                                    #363-26Z                                                   planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
33.   Surface Dump            Localized dumping     1/T31S/R24E      Solid waste (trace      *Debris removed   No further
      (Seller)                area                  Near Well        metal, wood)                              action
                                                    #9D-1G                                                     planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
34.   Surface Dump            Localized dumping     2/T31S/R24E      Solid waste debris      *Debris removed   No further
      (Seller)                area                  Near Well        (domestic debris)                         action
                                                    #333-2G                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
35.   Surface Dump            Localized dumping     2/T31S/R24E      Solid waste (trace      *Debris removed   No further
      (Seller)                area                  Near Well        metal, glass, wood)                       action
                                                    #54-2G                                                     planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
36.   Surface Dump            Localized dumping     3/T31S/R24E      Solid waste (pipes,     *Debris removed   No further
      (Seller)                area                  Near Well        valves)                                   action
                                                    #3K-3G                                                     planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------
37.   Surface Dump            Localized dumping     5/T31S/R24E      Solid waste (trace      *Debris removed   No further
      (Seller)                area                  Near Well        steel, wood)                              action
                                                    #35-5G                                                     planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
--------------------------------------------------------------------------------------------------------------------------------

==================================================================================================================================
      Site Name               Prior Use (if         Approximate      General Description
      (Land Ownership)        applicable)           Location         of Materials Found      Closure Method    Status as of 9/97
==================================================================================================================================
38.   10B Sumps               Waste water           10/T31S/R23E     Produced water          Assessed site,    No further
      (Seller)                disposal (Valley      In Buena         disposal area           stream bed        action
                              Waste)                Vista Creek                              left unaltered    planned per
                                                    bed, SW 1/4                                                EPA letter
                                                    of 10B                                                     dated 11-12-91
-----------------------------------------------------------------------------------------------------------------------------------
39.   18R Mud Rec Tanks       Drilling mud          18/T30S/R23E     Drilling mud and oil    Assessed and      No further
      (Seller)                storage/recycling     Near Well                                cleaned site      action
                                                    #314-18R                                                   planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
-----------------------------------------------------------------------------------------------------------------------------------
40.   18R Mud Disposal Sump   Drilling mud          18/T30S/R23E     Drilling mud            Assessed and      No further
      (Seller)                disposal              Near Well                                cleaned site      action
                                                    #314-18R                                                   planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
-----------------------------------------------------------------------------------------------------------------------------------
41.   9G Check Dam            Drilling mud          9/T31S/R24E      Trace drilling mud      Assessed site     No further
      (Seller)                disposal              Near Well        residue                                   action
                                                    #48X-9G                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
-----------------------------------------------------------------------------------------------------------------------------------
42.   7R Disposal Trench      Localized drilling    7/T30S/R23E      Drilling mud and        Cleaned area      No further
      (Chevron)               mud disposal          Near Well        crude oil                                 action
                                                    #366-7R                                                    planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
-----------------------------------------------------------------------------------------------------------------------------------
43.   Miscellaneous Sump      Drilling mud and      Field-wide       None                    Assessed and      No further
      Survey                  produced water        31 Sites                                 closed sites      action
                                                                                                               planned per
                                                                                                               EPA letter
                                                                                                               dated 11-12-91
-----------------------------------------------------------------------------------------------------------------------------------
44.   13B Sump                Associated with       13/T31S/R23E     None                    Sump retained     No further
      (Seller)                water source wells    Near Well                                (used with        action
                                                    #284-13B                                 water source      planned per
                                                                                             well)             EPA letter
                                                                                                               dated 11-12-91
-----------------------------------------------------------------------------------------------------------------------------------
45.   1G Sump                 Well blow down        1/T31S/R24E      Crude oil               Assessed and      No further
      (Seller)                containment           Near Well                                clean closed      action
                                                    #87-1G                                   sump              planned per
                                                                                                               Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               Regional
                                                                                                               Water Quality
                                                                                                               Control Board
                                                                                                               ("RWQCB")
                                                                                                               dated
                                                                                                               (7-30-93)
-----------------------------------------------------------------------------------------------------------------------------------
46.   1B Catch Basin          Potential produced    1/T31S/R23E      None                    Assessed and      No further
      (Seller)                water disposal        Southeast of                             retained for      action
                                                    Well 376-1B                              drainage          planned per
                                                                                             control           Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               5-15-96
-----------------------------------------------------------------------------------------------------------------------------------
47.   3G Catch Basin          Potential produced    3/T31S/R24E      None                    Assessed and      No further
      (Seller)                water disposal        Near Well                                retained for      action
                                                    #382-3G                                  drainage          planned per
                                                                                             control           Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               5-15-96
-----------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================
      Site Name               Prior Use (if         Approximate      General Description
      (Land Ownership)        applicable)           Location         of Materials Found      Closure Method    Status as of 9/97
====================================================================================================================================
48.   8G Catch Basin          Potential produced    8/T31S/R24E      None                    Assessed and      No further
      (Seller)                water disposal        Near Well                                retained for      action
                                                    #37-8G                                   drainage          planned per
                                                                                             control           Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               5-15-96
------------------------------------------------------------------------------------------------------------------------------------
49.   8G Catch Basin          Potential produced    8/T31S/R24E      None                    Assessed and      No further
      (Seller)                water disposal        Near Well                                recontoured       action
                                                    #56-8G                                   area              planned per
                                                                                                               Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               5-15-96
------------------------------------------------------------------------------------------------------------------------------------
50.   10G Catch Basin         Potential produced    10/T31S/R24E     None                    Assessed and      No further
      (Seller)                water disposal        Below 10G                                retained for      action
                                                    Lease                                    drainage          planned per
                                                    Automatic                                control           Contract
                                                    Custody                                                    Operator
                                                    Transfer                                                   letter to
                                                    ("LACT")                                                   RWQCB dated
                                                                                                               5-15-96
------------------------------------------------------------------------------------------------------------------------------------
51.   10G Catch Basin         Potential produced    10/T31S/R24E     None                    Assessed and      No further
      (2nd)                   water disposal        Below 10G LACT                           retained for      action
      (Seller)                                                                               drainage          planned per
                                                                                             control           Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               5-15-96
------------------------------------------------------------------------------------------------------------------------------------
52.   12G Catch Basin         Spill Control         12/T31S/R24E     Trace crude oil         Cleaned oil       No further
      (Seller)                                      Below                                    and retained      action
                                                    1-Shallow Oil                            for spill         planned per
                                                    Zone                                     control           Contract
                                                    ("SOZ")-12G                                                Operator
                                                    Tank                                                       letter to
                                                    Setting                                                    RWQCB dated
                                                                                                               5-15-96
------------------------------------------------------------------------------------------------------------------------------------
53.   6M Catch Basin          Spill Control         6/T31S/R25E      Crude oil               Assessed and      No further
      (Seller)                                      Below                                    clean closed      action
                                                    1-SOZ-6M Tank                                              planned per
                                                    Setting                                                    Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               5-15-96
------------------------------------------------------------------------------------------------------------------------------------
54.   23R Catch Basin         Potential produced    23/T30S/R23E     None                    Assessed and      No further
      (north) (Seller)        water disposal        Near Well                                retained for      action
                                                    #316-23R                                 drainage          planned per
                                                                                             control           Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               5-15-96
------------------------------------------------------------------------------------------------------------------------------------
55.   23R Catch Basin         Potential produced    23/T30S/R23E     None                    Assessed and      No further
      (middle) (Seller)       water disposal        Near Well                                retained for      action
                                                    #316-23R                                 drainage          planned per
                                                                                             control           Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               5-15-96
------------------------------------------------------------------------------------------------------------------------------------
56.   23R Catch Basin         Potential drilling    23/T30S/R23E     Trace crude oil and     Assessed and      No further
      (South) (Seller)        mud disposal          Near Well        drilling mud            clean closed      action
                                                    #316-23R                                                   planned per
                                                                                                               Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               5-15-96
------------------------------------------------------------------------------------------------------------------------------------
57.   26R Catch Basin         Oasis site            26/T30S/R23E     Trace crude oil         Assessed and      No further
      (Seller)                                      Near Well                                retained for      action
                                                    #381-26R                                 habitat           planned per
                                                                                                               Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               5-15-96
------------------------------------------------------------------------------------------------------------------------------------

==================================================================================================================================
      Site Name               Prior Use (if         Approximate      General Description
      (Land Ownership)        applicable)           Location         of Materials Found      Closure Method    Status as of 9/97
==================================================================================================================================
58.   29R Catch Basin         Potential produced    26/T30S/R23E     None                    Assessed and      No further
      (Seller)                water disposal        Near Well                                retained for      action
                                                    #326-29R                                 drainage          planned per
                                                                                             control           Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               5-15-96
-----------------------------------------------------------------------------------------------------------------------------------
59.   21S Catch Basin         Spill Control         21/T30S/R24E     Crude oil               Assessed and      No further
      (Chevron)                                     Near 3VR-21S                             clean closed      action
                                                                                                               planned per
                                                                                                               Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               5-15-96
-----------------------------------------------------------------------------------------------------------------------------------
60.   25S Catch Basin         Potential produced    25/T30S/R24E     None                    Assessed and      No further
      (Chevron)               water disposal        Near center                              retained for      action
                                                    of the section                           drainage          planned per
                                                                                             control           Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               5-15-96
-----------------------------------------------------------------------------------------------------------------------------------
61.   26S Catch Basin         Spill Control         26/T30S/R24E     Trace brea              Assessed and      No further
      (Seller)                                      Below 3SOZ-26S                           retained for      action
                                                    Tank Setting                             spill control     planned per
                                                                                                               Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               5-15-96
-----------------------------------------------------------------------------------------------------------------------------------
62.   14Z Sumps (4 sumps)     Produced water        14/T30S/R22E     None                    Assessed and      No further
      (Seller)                disposal              Near Well                                clean closed      action
                                                    #16-14Z                                                    planned per
                                                                                                               Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               1-27-89
-----------------------------------------------------------------------------------------------------------------------------------
63.   26Z Sumps (7 sumps)     Produced water        26/T30S/R22E     None                    Assessed and      No further
      (Seller)                disposal              Near Well                                clean closed      action
                                                    #383-26Z                                                   planned per
                                                                                                               Contract
                                                                                                               Operator
                                                                                                               letter to
                                                                                                               RWQCB dated
                                                                                                               1-27-89
-----------------------------------------------------------------------------------------------------------------------------------
64.   Burn Dump - 25S         Kern County/Tupman    25/T30S/R24E     Solid Waste             Closed and        No further
      (Chevron)               Burn Dump             Southeast 1/4    (domestic/unknown)      capped by Kern    action planned
                                                    of Northeast                             County
                                                    1/4
-----------------------------------------------------------------------------------------------------------------------------------
65.   26Z LACT Sump           Spill control for     26/T30S/R22E     Trace crude oil         Assessed and      Sump has been
      (Seller)                LACT                  At 26Z LACT                              retained for      retained for
                                                                                             spill control     potential use
-----------------------------------------------------------------------------------------------------------------------------------
66.   25S LACT                Oil storage and       25/T30S/R24E     Organics                Assessment,       No further
      (Chevron)               sale                  North of                                 demolition,       action planned
                                                    Tupman Road                              clean closure
                                                    and North
                                                    Access Road
-----------------------------------------------------------------------------------------------------------------------------------

==================================================================================================================================
      Site Name               Prior Use (if         Approximate      General Description
a      (Land Ownership)        applicable)           Location         of Materials Found      Closure Method    Status as of 9/97
==================================================================================================================================
67.   35R LOAP                Gas processing        35/T30S/R23E     Friable asbestos        Friable ACM at    N/A
      (Seller)                                      35R Complex      containing              the 35R LOAP
                                                                     materials ("ACM")       has been
                                                                                             removed or
                                                                                             encapsulated.
                                                                                             As additional
                                                                                             ACM is
                                                                                             identified it
                                                                                             is addressed
                                                                                             as appropriate.
----------------------------------------------------------------------------------------------------------------------------------
68.   36S Telephone           Facility building     36/T30S/R24E     Non-friable ACM         Non friable       N/A
      Building                                      36S Complex                              transite is
      (Chevron)                                                                              present in the
                                                                                             building
                                                                                             siding, it is
                                                                                             addressed
                                                                                             appropriately
                                                                                             if disturbed.
----------------------------------------------------------------------------------------------------------------------------------
69.   18G Boiler              Boiler (out of        18/T31S/R24E     Friable ACM             Unit was          N/A
      (Seller)                service)              Near 18G LACT                            encapsulated
                                                                                             in 1993
----------------------------------------------------------------------------------------------------------------------------------
70.   Flange gaskets          Joint connections     Fieldwide        Non-friable ACM         Non-friable       N/A
      (Seller-Chevron)                              Gas plants,                              ACM in gaskets
                                                    compressor                               does not pose
                                                    stations,                                exposure
                                                    pipelines                                threat unless
                                                                                             disturbed.
                                                                                             They are
                                                                                             replaced when
                                                                                             identified.
----------------------------------------------------------------------------------------------------------------------------------
71.   Brake linings           On brake linings,     Fieldwide        Non-friable ACM         Non-friable       N/A
      (Seller-Chevron)        clutch plates         Pumping units                            gaskets do not
                                                                                             pose a threat
                                                                                             unless
                                                                                             disturbed.
                                                                                             They are
                                                                                             replaced when
                                                                                             identified.
----------------------------------------------------------------------------------------------------------------------------------
72.   Unit vehicles -         Brake linings         Fieldwide        Non-friable ACM         Non-friable       N/A
      brake linings                                 Unit vehicles                            brake linings
      (Seller-Chevron)                                                                       do not pose
                                                                                             threat unless
                                                                                             disturbed.
----------------------------------------------------------------------------------------------------------------------------------

==================================================================================================================================
      Site Name               Prior Use (if         Approximate      General Description
      (Land Ownership)        applicable)           Location         of Materials Found      Closure Method    Status as of 9/97
==================================================================================================================================
73.   Transformers            Electrical cooling    Fieldwide        PCBs                    Transformers      N/A
      (Seller-Chevron)                              Power poles                              are tested
                                                                                             when taken out
                                                                                             of service.
                                                                                             There are
                                                                                             2,200
                                                                                             transformers
                                                                                             at Elk Hills
                                                                                             Lands.  138
                                                                                             have been
                                                                                             taken out of
                                                                                             service.  4
                                                                                             have tested
                                                                                             hazardous.
                                                                                             When PCBs are
                                                                                             identified,
                                                                                             they are
                                                                                             disposed
                                                                                             off-site.
------------------------------------------------------------------------------------------------------------------------------------
74.   35R Gas Plant           Gas processing        35/T30S/R23E     Naturally Occurring     One area of       N/A
      (Seller)                                      35R Complex      Radioactive Material    Gas Plant was
                                                                     ("NORM")                found to
                                                                                             contain NORM
                                                                                             above 50uR/hr.
                                                                                             NORM
                                                                                             contaminated
                                                                                             equipment is
                                                                                             taken to 27R
                                                                                             NORM Pad for
                                                                                             storage and
                                                                                             sent off-site
                                                                                             for cleaning.
                                                                                             TMA/Eberline
                                                                                             NORM Survey
                                                                                             (1/89)
------------------------------------------------------------------------------------------------------------------------------------
75.   Low Temperature         Gas processing        35/T30S/R23E     NORM                    One area of       N/A
      Separator Plant #1                            35R Complex                              LOAP was found
      (LOAP)                                                                                 to contain
      (Seller)                                                                               NORM above
                                                                                             50uR/hr.  NORM
                                                                                             contaminated
                                                                                             equipment is
                                                                                             taken to 27R
                                                                                             NORM Pad for
                                                                                             storage and
                                                                                             sent off-site
                                                                                             for cleaning.
                                                                                             TMA/Eberline
                                                                                             NORM Survey
                                                                                             (1/89)
------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================
      Site Name               Prior Use (if         Approximate      General Description
      (Land Ownership)        applicable)           Location         of Materials Found      Closure Method    Status as of 9/97
====================================================================================================================================

76.   Low Temperature         Gas processing        35/T30S/R23E     NORM                    One area of       N/A
      Separator Plant #21                           35R Complex                              LOAP #2
      (LOAP)                                                                                 contained NORM
      (Seller)                                                                               above 50uR/hr.
                                                                                             NORM
                                                                                             contaminated
                                                                                             equipment is
                                                                                             taken to 27R
                                                                                             NORM Pad for
                                                                                             storage and
                                                                                             sent off-site
                                                                                             for cleaning.
                                                                                             TMA/Eberline
                                                                                             NORM Survey
                                                                                             (1/89)
------------------------------------------------------------------------------------------------------------------------------------
77.   Wells                   Oil and gas           Fieldwide        NORM                    43 wells          N/A
      (Seller-Chevron)        production            Well head                                screened to
                                                    materials                                date have
                                                    (tubing,                                 contained NORM
                                                    mandrils,                                above 50uR/hr.
                                                    pumps)                                   NORM
                                                                                             contaminated
                                                                                             equipment is
                                                                                             taken to 27R
                                                                                             NORM Pad for
                                                                                             storage and
                                                                                             sent off-site
                                                                                             for cleaning.
------------------------------------------------------------------------------------------------------------------------------------
78.   36R Warehouse - 2       Waste oil storage     36/T30S/R24E     USTs                    Tanks removed;    No further
      Underground Storage                                                                    assessed; no      action planned
      Tanks ("USTs")                                                                         subsurface
      (Seller)                                                                               contamination
                                                                                             found.
------------------------------------------------------------------------------------------------------------------------------------
      Hazardous Materials Storage Sites
------------------------------------------------------------------------------------------------------------------------------------
79.   2B PCB Shed             PCB test area         2/T31S/R23E      PCBs                    N/A               30 day
      (Seller)                                      2B Yard                                                    storage area
------------------------------------------------------------------------------------------------------------------------------------
80.   27R Radioactive         Equipment staging     27/T30S/R23E     NORM                    N/A               Voluntary
      Materials Storage       area                  27R Waste                                                  Program
      Area                                          Mgt. Facility
      (Seller)
------------------------------------------------------------------------------------------------------------------------------------
81.   27R Waste Oil           Waste oil storage     27/T30S/R23E     Waste oil               N/A               90 day
      Storage Tanks                                 27R Waste                                                  storage area
      (Seller)                                      Mgt. Facility
------------------------------------------------------------------------------------------------------------------------------------

==================================================================================================================================
       Site Name             Prior Use (if          Approximate       General Description
       (Land Ownership)      applicable)            Location          of Materials Found      Closure Method    Status as of 9/97
==================================================================================================================================
82.   27R Filter             Spent filter           27/T30S/R23E      Potential metals         N/A              90 day
      Accumulation           storage                27R Waste                                                   storage area
      Pad                                           Mgt. Facility
      (Seller)
----------------------------------------------------------------------------------------------------------------------------------
83.   27R Haz Pad            Hazardous storage      27/T30S/R23E      Aerosols, drums          N/A              90 day
      (Seller)               area                   27R Waste                                                   storage area
                                                    Mgt. Facility
----------------------------------------------------------------------------------------------------------------------------------
84.   35R Lab Pad            Spent chemical        35/T30S/R23E       Spent acids and          N/A              90 day
      (Seller)               storage area          35R Lab            solvents                                  storage area
----------------------------------------------------------------------------------------------------------------------------------
85.   36S Waste Oil          Waste oil storage     36/T30S/R24E       Waste oil                N/A              90 day
      Storage Tanks                                36S Garage                                                   storage area
      (Chevron)
----------------------------------------------------------------------------------------------------------------------------------
86.   36S Accumulation Pad   Hazardous storage     36/T30S/R24E       Batteries, oil          N/A               90 day
      (Chevron)              area                  36S Garage         filters                                   storage area
----------------------------------------------------------------------------------------------------------------------------------
87.   35R Cogeneration       Electric power        35/T30S/R23E       Acids, caustics         N/A               Department of
      Facility               generation            35R Complex                                                  Toxic
      (Seller)                                                                                                  Substances
                                                                                                                Control
                                                                                                                ("DTSC")
                                                                                                                Tiered Permit
                                                                                                                for
                                                                                                                commingled
                                                                                                                wastes
==================================================================================================================================
*    Debris removal or area clean-up to be confirmed by Seller on or before October 24, 1997.


                                                             EXHIBIT N
                                              SCHEDULE OF ON-GOING REMEDIATION SITES

===================================================================================================================================
      Site Name                  Prior Use (if      Approximate        General Description
      (Land Ownership)           applicable)        Location           of Materials Found    Closure Method       Status as of 9/97
===================================================================================================================================
 1.   24Z LACT Sumps             Produced water     24/T30S/R22E       Crude Oil             Assess and clean     Assessment
      (2 sumps)                  disposal           At 24Z LACT                              close                scheduled for
      (Seller)                                                                                                    10/97
-----------------------------------------------------------------------------------------------------------------------------------
 2.   24Z Historic Sumps         Produced water     24/T30S/R22E       Crude Oil             Assess and clean     Assessment
      (2 sumps)                  disposal           North of 24Z LACT                        close                scheduled for
      (Seller)                                                                                                    10/97
-----------------------------------------------------------------------------------------------------------------------------------
 3.   24Z Water Flood Sumps      Overflow           24/T30S/R22E       Crude Oil             Assess and clean     Assessment
      (2 sumps)                  containment        South of 24Z LACT                        close                scheduled for
      (Seller)                                                                                                    10/97
-----------------------------------------------------------------------------------------------------------------------------------
 4.   30R Steam Flood Sumps      Overflow           30/T30S/R23E       Crude Oil             Assess and clean     Assessment
      (2 sumps)                  containment        Near Well #336-30R                       close                scheduled for
      (Seller)                                                                                                    10/97
-----------------------------------------------------------------------------------------------------------------------------------
 5.   35S Sump                   Produced water     35/T30S/R24E       Crude Oil             Assess and clean     Assessment
      (Chevron)                  disposal           Near Well #62-35S                        close                scheduled for
                                                                                                                  10/97
-----------------------------------------------------------------------------------------------------------------------------------
 6.   9G Sump                    Produced water     9/T31S/R24E        Crude Oil             Assess and clean     Assessment
      (Seller)                   disposal           Near Well #58-9G                         close                scheduled for
                                                                                                                  10/97
-----------------------------------------------------------------------------------------------------------------------------------
 7.   26S East Landfill          Solid waste        25/T30S/R24E       Solid Waste           Two feet soil        Regional Water
      (Chevron)                  disposal           SW corner of       (office,              cover (in place      Quality Control
                                                    Section 25S        construction          closure)             Board ("RWQCB")
                                                                       debris)                                    reviewing site,
                                                                                             Further              closure waste
                                                                                             assessment           discharge
                                                                                             pending re:          requirements
                                                                                             additional           ("WDRs")
                                                                                             surface scatter      pending
-----------------------------------------------------------------------------------------------------------------------------------
 8.   26S West Landfill          Solid waste        26/T30S/R24E       Solid Waste           Two feet soil        RWQCB reviewing
      (Seller)                   disposal           Near Well #28-26S  (office,              cover (in place      site, closure
                                                                       construction          closure)             WDRs pending
                                                                       debris)
-----------------------------------------------------------------------------------------------------------------------------------
 9.   35R Landfill               Solid waste        35/T30S/R23E       Solid waste           Two feet soil        RWQCB reviewing
      (Seller)                   disposal           Near Well          (office,              cover (in place      site, closure
                                                    #357-35R           construction          closure)             WDRs pending
                                                                       debris)
-----------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================
      Site Name                       Prior Use (if   Approximate        General Description of
      (Land Ownership)                applicable)     Location           of Materials Found     Closure Method    Status as of 9/97
===================================================================================================================================
10.   25S Surface Scatter (Chevron)   Solid waste     25/T30S/R24E       Solid Waste            Removal of        Undergoing
                                      disposal        On North Flank     (domestic              debris proposed   cultural survey
                                                      Road near Tupman   debris)
                                                      School
-----------------------------------------------------------------------------------------------------------------------------------
11.   36S Surface Scatter (Chevron)   Solid waste     36/T30S/R24E       Solid Waste            Removal of        Undergoing
                                      disposal        Near Well #36-36S  (domestic              debris proposed   cultural survey
                                                                         debris)
-----------------------------------------------------------------------------------------------------------------------------------
12.   25S LACT Sumps (3 sumps)        Produced water  25/T30S/R24E       Trace crude oil        Assessed and      No further
      (Chevron)                       disposal        Near Well #                               clean closed the  action planned,
                                                      382-25S                                   site              need to
                                                                                                                  complete
                                                                                                                  closure
                                                                                                                  documentation
-----------------------------------------------------------------------------------------------------------------------------------
13.   31T Sumps                       Spill control   31/T30S/R25E       Trace brea             Assessed and      No further
      (3 sumps)                       below old tank  Near Well #5-31T                          left habitat      action planned,
      (Seller)                        setting                                                   undisturbed       need to
                                                                                                                  complete
                                                                                                                  closure
                                                                                                                  documentation
-----------------------------------------------------------------------------------------------------------------------------------
14.   25S Historic Sump               Spill control   25/T30S/R24E       Crude oil              Assessed and      No further
      (Chevron)                                       Below old                                 clean closed      action planned,
                                                      setting near                                                need to
                                                      guard gate #1                                               complete
                                                                                                                  closure
                                                                                                                  documentation
-----------------------------------------------------------------------------------------------------------------------------------
15.   36R East Surface Scatter        Solid waste     36/T30S/R23E       Solid waste            Removal (clean    No further
      (Seller)                        disposal        Near Well #57-36R  (concrete, wood)       closure)          action planned
                                                                                                                  per BPOI letter
                                                                                                                  to Kern County
                                                                                                                  Environmental
                                                                                                                  Health Services
                                                                                                                  Department
                                                                                                                  ("KCEHSD")
                                                                                                                  dated
                                                                                                                  6-30-97
-----------------------------------------------------------------------------------------------------------------------------------
16.   23S Tank Setting                Produced water  23/T30S/R24E       Arsenic                Proposed removal  Closure actions
      (4 sumps and soil under one     disposal        North of 23S                              of hot spots and  and costs in
      dismantled tank)                                Tank Setting                              cover             review with
      (Chevron)                                                                                                   California
                                                                                                                  Environmental
                                                                                                                  Protection
                                                                                                                  Agency
-----------------------------------------------------------------------------------------------------------------------------------
17.   36S Landfill                    Solid waste     36/T30S/R24E       Solid Waste            Removal of        Undergoing
      (Chevron)                       disposal        Near Well          (Metal, wood,          debris proposed   cultural survey
                                                      #134-36S           plastic,
                                                                         automotive
                                                                         parts)
-----------------------------------------------------------------------------------------------------------------------------------
18.   36S Landfill                    Solid waste     36/T30S/R24E       Solid Waste            Removal of        Undergoing
      (Chevron)                       disposal        Near Well #42-36S  (Wood, tires,          debris proposed   cultural survey
                                                                         brick, plastic,
                                                                         auto parts)
-----------------------------------------------------------------------------------------------------------------------------------
19.   26S Surface Dump                Solid waste     26/T30S/R24E       Solid Waste            Removal of        Undergoing
      (Chevron)                       disposal        Northeast 1/4 of                          debris proposed   cultural survey
                                                      Northeast 1/4
-----------------------------------------------------------------------------------------------------------------------------------
                                               N-2

====================================================================================================================================
                                                                           General
      Site Name                     Prior Use (if      Approximate         Description of
      (Land Ownership)              applicable)        Location            Materials Found    Closure Method      Status as of 9/97
====================================================================================================================================
20.   36S Surface Dump              Solid waste        36/T30S/R24E        Solid Waste        Removal of          Undergoing
      (Chevron)                     disposal           Northwest 1/4 of                       debris proposed     cultural survey
                                                       Northwest 1/4
------------------------------------------------------------------------------------------------------------------------------------
21.   7G Sumps                      Produced water     7/T31S/R24E         Crude oil          Assess sumps        Undergoing
      (3 sumps)                     disposal           Northeast 1/4 of                       (initial file       cultural survey
      (Seller)                                         Northeast 1/4                          review in
                                                                                              progress)
------------------------------------------------------------------------------------------------------------------------------------
22.   27R Hazardous Waste           Disposal of        27/T30S/R23E        Trace organics     Engineered cover    Site currently
      Disposal Trench               neutralized        At the 27R Waste                                           in post-closure
      (Seller)                      well fluids        Management
                                                       Facility
------------------------------------------------------------------------------------------------------------------------------------
23.   36S Warehouse - 5             3 gasoline tanks   36/T30S/R24E        USTs               Tanks removed;      No further
      Underground Storage           2 waste oil        SE 1/4 of SE 1/4                       subsurface          action planned.
      Tanks ("USTS")                tanks                                                     contamination       Need to confirm
      (Chevron)                                                                               assessed and        Completion.
                                                                                              left in situ
------------------------------------------------------------------------------------------------------------------------------------
24.   36R West Landfill             Localized          36/T30S/R23E        Construction       Assessed; no        No further
      (Seller)                      dumping area                           debris             subsurface          action planned.
                                                                                              component.          Need to confirm
                                                                                              Debris removed.     Completion.
------------------------------------------------------------------------------------------------------------------------------------
25.   10G Sumps                     to be provided     to be provided      to be provided     to be provided      to be provided
------------------------------------------------------------------------------------------------------------------------------------
26.   18G Catch Basin               to be provided     to be provided      to be provided     to be provided      to be provided
------------------------------------------------------------------------------------------------------------------------------------
27.   10G Catch Basins              Potential          10/T31S/R24E        None               Assessed and        No further
      (2)                           produced water     Below 10G LACT                         retained for        action planned
      (Seller)                      disposal                                                  drainage control    per Contract
                                                                                                                  Operator letter
                                                                                                                  to RWQCB dated
                                                                                                                  5/15/96.  Need
                                                                                                                  to confirm
                                                                                                                  Completion.
====================================================================================================================================

Note:  This schedule will be revised prior to the Closing Date to take into account Completion of Remediation with respect to any sites prior to that date, in which event such sites will be added to the Schedule of Known Environmental Matters and removed from this schedule.