Form 10-K405
period 1997-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 1998-03-26
CIK 797468

=============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 1-9210
                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 208-8800
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------              -----------------------------------------
10 1/8% Senior Notes due 2001                        New York Stock Exchange
10 1/8% Senior Debentures due 2009                   New York Stock Exchange
11 1/8% Senior Debentures due 2019                   New York Stock Exchange
 9 1/4% Senior Debentures due 2019                   New York Stock Exchange
$3.00 Cumulative CXY-Indexed                         New York Stock Exchange
  Convertible Preferred Stock
Common Stock                                         New York Stock Exchange

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

                                 YES  X  NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                            ------------------------

     At March 20, 1998, the aggregate market value of the voting stock held as at March 6, 1998, by nonaffiliates of the registrant was approximately $10 billion, based on the New York Stock Exchange closing price of $29.25 per share of Common Stock on March 20, 1998. Shares of Common Stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At March 6, 1998, there were 348,999,592 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report for the year ended December 31, 1997, are incorporated by reference into Parts I and II. Portions of the registrant's definitive Proxy Statement filed in connection with its May 1, 1998, Annual Meeting of Stockholders are incorporated by reference into Part III.
================================================================================

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I
ITEMS 1 AND 2  Business and Properties...............................    1
         General.....................................................    1
         Oil and Gas Operations......................................    2
         Chemical Operations.........................................    8
         Capital Expenditures........................................   14
         Employees...................................................   14
         Environmental Regulation....................................   14
ITEM 3   Legal Proceedings...........................................   15
         Environmental Proceedings...................................   15
ITEM 4   Submission of Matters to a Vote of Security Holders.........   16
         Executive Officers of the Registrant........................   16

PART II
ITEM 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   18
ITEM 6   Selected Financial Data.....................................   19
ITEM 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   19
ITEM 8   Financial Statements and Supplementary Data.................   20
ITEM 9   Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure....................................   23

PART III
ITEM 10  Directors and Executive Officers of the Registrant..........   23
ITEM 11  Executive Compensation......................................   23
ITEM 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   23
ITEM 13  Certain Relationships and Related Transactions..............   23

PART IV
ITEM 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................   23

                                       (i)

                                     PART I

ITEMS 1 AND 2 BUSINESS AND PROPERTIES

GENERAL

     Occidental Petroleum Corporation, a Delaware corporation ("Occidental"), explores for, develops, produces and markets crude oil and natural gas; and manufactures and markets a variety of chlorovinyls (including basic chemicals and polymers and plastics), specialty chemicals and petrochemicals. Occidental conducts its principal operations through two subsidiaries: Occidental Oil and Gas Corporation and Occidental Chemical Corporation. Occidental's executive offices are located at 10889 Wilshire Boulevard, Los Angeles, California 90024; telephone (310) 208-8800.

     Occidental was organized in April 1986 and, as the result of a reorganization effective May 21, 1986, became the successor to a California corporation of the same name organized in 1920. As used herein, the term "Occidental" refers to Occidental alone or together with one or more of its subsidiaries.

     Occidental's principal businesses constitute two industry segments, the operations of which are described below. For information with respect to the revenues, net income and assets of Occidental's industry segments and of its operations in various geographic areas for each of the three years in the period ended December 31, 1997, see Note 17 to the Consolidated Financial Statements of Occidental ("Consolidated Financial Statements"), which are included in Occidental's 1997 Annual Report ("1997 Annual Report") and are incorporated by reference in Item 8 of this report, and the information appearing under the caption "Management's Discussion and Analysis," which is included in the 1997 Annual Report and is incorporated by reference in Item 7 of this report. Throughout this report, portions of the 1997 Annual Report are incorporated by reference. These portions of the 1997 Annual Report are included as Exhibit 13 to this report.

     In February 1998, Occidental acquired the government's approximate 78 percent interest (the "Interest") in the Elk Hills Naval Petroleum Reserve field in California ("Elk Hills") for approximately $3.5 billion. Prior to the purchase of the Interest in Elk Hills, Occidental sold all of the common stock of its wholly-owned subsidiary, MidCon Corp. ("MidCon"), through which it engaged in interstate and intrastate natural gas transmission and marketing. The sale of MidCon to KN Energy, Inc. closed effective January 31, 1998, for net proceeds to Occidental of approximately $3.1 billion after certain expenses. Finally, on March 20 Occidental announced the proposed contribution of its petrochemical business to a joint venture limited partnership called Equistar Chemicals, LP ("Equistar"), in return for a 29.5 percent interest in such partnership. (For a description of the Equistar transaction, please see the information appearing under the caption "Chemical Operations -- Recent Development" elsewhere in this report.)

     Occidental has also sold or agreed to sell a number of nonstrategic oil and gas producing properties described below in this report.

     Occidental has undertaken these asset sales as part of a larger $4.7 billion asset redeployment program. The focus of such program is to sell certain nonstrategic assets in order to: (i) improve average return on assets, (ii) repay debt incurred in connection with the acquisition of the Interest in Elk Hills, and (iii) fund Occidental's stock repurchase program. (See the information appearing under the caption "Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters" appearing elsewhere in this report.)

     Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of Occidental to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in political, social and economic conditions and local regulations; global commodity pricing fluctuations; competitive pricing pressures; higher than expected costs, including feedstocks; the supply/demand considerations for Occidental's products; any general economic recession domestically or internationally; not successfully completing any development of new fields, expansion, capital expenditure, efficiency improvement, acquisition or disposition; foreign currency fluctua-tions; changes in, or failure to comply with, government regulations; demographic changes; the reduction in sales to or loss of any significant customers; changes in methods of distribution and technology; industry capacity; cost and availability of drilling equipment; changes in business strategy or development plans; availability of liquidity sufficient to meet Occidental's need for capital; availability of qualified personnel; and various other factors referenced in this Annual Report on Form 10-K. Occidental assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

     The forward-looking information referred to above includes, but is not limited to: (a) expectations regarding sales growth, gross margins, manufacturing productivity, and selling, general and administrative expenses;
(b) the availability and utilization of net operating loss carryforwards and other deferred tax assets for income tax purposes; (c) expectations regarding Occidental's financial condition and liquidity, as well as future cash flows;
(d) expectations regarding capital expenditures; and (e) the success of the development of the Interest in Elk Hills and Occidental's asset redeployment program.

OIL AND GAS OPERATIONS

Exploration and Production

     GENERAL Through its subsidiaries, including Occidental Oil and Gas Corporation, and its approximate 29 percent equity interest in Canadian Occidental Petroleum Ltd. ("CanadianOxy"), Occidental produces or participates in the production of crude oil, condensate and natural gas in the United States, Canada, Colombia, Ecuador, the Dutch and United Kingdom sectors of the North Sea, Oman, Pakistan, Peru, Qatar, Russia and Yemen. Occidental is continuing its development programs for certain existing fields in certain of these countries and also is conducting exploration activities in several of these countries, as well as in other countries.

Recent Developments

     Elk Hills is one of the 11 largest fields in the lower 48 states and the acquisition of the Interest significantly increases the quantity and quality of Occidental's domestic reserves. Occidental expects to book initial proved reserves of approximately 300 million barrels of oil and 665 billion cubic feet of natural gas from the Interest. Through the application of improved drilling and field management techniques to develop fully Occidental's share of the field, Elk Hills reserves net to Occidental are expected ultimately to exceed such numbers. Production is expected to increase as the field is developed. Gross crude oil production averaged approximately 54,500 barrels of oil per day in January 1998, with gas sales averaging 144 million cubic feet of gas per day after reinjection of 197 million cubic feet of gas to maintain reservoir pressure. Corresponding natural gas liquids production amounts to about 11,000 barrels per day. Gross crude oil production is forecast, based on estimates prepared by Occidental's engineers and geophysicists, to rise to 65,000 barrels of oil per day in 1998 and may rise to more than 100,000 barrels per day in the year 2000, while gross natural gas sales are expected to reach 380 million cubic feet per day in 1999. Occidental is the operator of Elk Hills. Chevron remains the other unit interest holder.

     In February 1998, Occidental sold its entire interest in an oil field development project in Venezuela to Union Texas Petroleum for approximately $205 million in cash plus contingent payments of up to $90 million over six years (not to exceed $15 million in any one year) based on future oil prices. Occidental also has agreed to sell its natural gas properties in Oklahoma and Kansas outside of the Hugoton field to ONEOK Resources Company for approximately $135 million. In March 1998, Occidental agreed to sell the stock of its MC Panhandle subsidiary, which owns certain natural gas interests in the West Panhandle field in Texas to Chesapeake Energy Corporation for approximately $105 million. Also in March, Occidental announced execution of a definitive agreement to sell certain Oklahoma oil and gas properties to Anadarko Petroleum Corporation for approximately $120 million. The transaction is scheduled to close in April subject to satisfaction of certain customary closing conditions. Other smaller packages of assets have been scheduled for disposition, and many of such sales are pending, for a total of 12 scheduled domestic oil and gas transactions.

     Estimated average 1997 production attributable to the nonstrategic assets to be sold and described above was approximately 46,000 barrels of oil per day (including approximately 25,000 barrels per day attributable to the sale of Occidental's Venezuela interest) and 140 million cubic feet ("MMcf") of gas per day. Following these nonstrategic asset sales and the acquisition of Elk Hills, it is expected that Occidental's oil and gas production in the United States will increase significantly. Accordingly, the description of United States production information and description of properties set forth below concerns Occidental's historic 1997 business.

                COMPARATIVE OIL AND GAS RESERVES AND PRODUCTION

      (Oil in millions of barrels; natural gas in billions of cubic feet)

                                               1997                 1996                 1995
                                        ------------------   ------------------   ------------------
                                        OIL   GAS   TOTAL*   OIL   GAS   TOTAL*   OIL   GAS   TOTAL*
                                        ---  -----  ------   ---  -----  ------   ---  -----  ------
International Reserves                  703    823    840    694    840    834    734    639    841
U.S. Reserves                           197  1,635    470    203  1,744    494    196  1,821    499
                                        ---  -----  -----    ---  -----  -----    ---  -----  -----
          Total                         900  2,458  1,310    897  2,584  1,328    930  2,460  1,340
                                        ===  =====  =====    ===  =====  =====    ===  =====  =====
International Production                 80     40     87     84     42     91     78     46     86
U.S. Production                          21    218     57     21    220     58     23    223     60
                                        ---  -----  -----    ---  -----  -----    ---  -----  -----
          Total                         101    258    144    105    262    149    101    269    146
                                        ===  =====  =====    ===  =====  =====    ===  =====  =====

------------------------------
* Natural gas volumes have been converted to equivalent barrels based on energy content of six thousand cubic feet ("Mcf") of gas to one barrel of oil. 1995 amounts have been restated to reflect this methodology.

     In 1997, Occidental added more oil to its reserves than it produced. Occidental's consolidated worldwide net proved developed and undeveloped reserves of crude oil (not including those of CanadianOxy) were 900 million barrels at year-end 1997, compared with 897 million barrels at year-end 1996. Domestic reserves of crude oil were 197 million barrels at year-end 1997, compared with 203 million barrels at year-end 1996, while international crude oil reserves increased to 703 million barrels from 694 million barrels at year-end 1996. Worldwide net crude oil reserve additions of 106 million barrels, with the single largest reserve additions in Qatar, more than replaced Occidental's worldwide production of 101 million barrels. The calculation of net reserve additions does not take into account sales of reserves. Worldwide net proved developed and undeveloped reserves of natural gas were approximately 2.5 trillion cubic feet ("Tcf") at year-end 1997, with 1.6 Tcf attributable to domestic operations. Worldwide net proved developed and undeveloped natural gas reserves were about 2.6 Tcf in the previous year. Occidental's crude oil reserves include condensate. Estimates of reserves have been made by Occidental engineers. These estimates include reserves in which Occidental holds an economic interest under service contracts and other arrangements. The reserves are stated after applicable royalties. See the information under the caption "Reserves, Production and Related Information" and the information incorporated under the caption "Supplemental Oil and Gas Information" incorporated by reference in Item 8 of this report.

     Net daily worldwide oil production averaged 277,000 barrels per day compared to 286,000 barrels per day in 1996, and net worldwide natural gas production averaged 706 MMcf per day compared to 716 MMcf per day in 1996. International operations accounted for approximately 79 percent of Occidental's oil production, while approximately 84 percent of gas production came from the United States. On an oil equivalent basis, Occidental produced 394,100 net barrels per day in 1997 from operations in 12 countries, including the United States.

     As a producer of crude oil and natural gas, Occidental competes with numerous other producers, as well as with nonpetroleum energy producers. Crude oil and natural gas are commodities that are sensitive to prevailing conditions of supply and demand and generally are sold at posted or contract prices. Among the methods that Occidental uses to compete are the acquisition of contract exploration blocks in areas with known oil and gas deposits and the cost-efficient development and production of its worldwide oil and gas reserves. Specific strategies include the buying or selling of proved reserves and flexible and responsive marketing techniques, particularly for natural gas. Occidental has commenced the development process for its recent gas discoveries in the Far East. Occidental is also pursuing opportunities to increase production through (i) enhanced oil recovery projects, similar to those in Qatar, (ii) oil and gas exploration and (iii) strategic acquisitions.

     Occidental's domestic oil and gas operations are affected by political developments and by federal, state and local laws and regulations relating to, among other things, increases in taxes and royalties, production limits and environmental matters.

     In December 1995, Occidental agreed to deliver to Clark USA, Inc. ("Clark") approximately 17.7 million barrels of West Texas Intermediate crude ("WTI")-equivalent oil over a six-year period. In exchange, Occidental received $100 million in cash and approximately 5.5 million shares of Clark common stock. Occidental delivered approximately 3.2 million barrels of WTI-equivalent oil to an assignee of Clark in 1997. At December 31, 1997, approximately 12.2 million barrels (depending on future oil prices) remain to be delivered.

     Portions of Occidental's oil and gas assets are located in countries outside North America, some of which may be considered politically and economically unstable. These assets and the related operations are subject to the risk of actions by governmental authorities and insurgent groups. Occidental attempts to conduct its financial affairs so as to protect against such risks and would expect to receive compensation in the event of nationalization. At December 31, 1997, the carrying value of Occidental's oil and gas assets in countries outside North America aggregated approximately $2.3 billion, or approximately 15 percent of Occidental's total assets at that date. Approximately $950 million of such assets were located in the Middle East, and approximately $700 million of such assets were located in Latin America. Substantially all of the remainder was located in the Netherlands (comprising, in part, the Dutch sector of the North Sea) and the Far East.

     UNITED STATES Occidental produces crude oil and natural gas, principally in Texas, the Gulf of Mexico, Kansas, Oklahoma, Louisiana, New Mexico, California, Mississippi and Alaska.

Oil Production and Marketing

     Net daily domestic production of crude oil averaged approximately 57,100 barrels in 1997, compared with 57,300 barrels in 1996. The 1997 production is net of approximately 5,200 barrels per day delivered to Clark's assignee. Net daily domestic production of natural gas averaged 596 MMcf in 1997, compared with 601 MMcf in 1996.

     Occidental's average sales price for domestic crude oil was $18.72 per barrel in 1997, compared with $18.98 in the previous year. The average natural gas sales price in 1997 was $2.39 per Mcf, compared with $2.11 per Mcf during 1996.

     Additionally, Occidental has an agreement to supply CITGO Petroleum Corporation ("CITGO"), at CITGO's option, with a majority of its domestic lease crude oil production through August 31, 1998. During 1997, Occidental sold CITGO approximately 38,000 barrels of oil per day under this agreement. Occidental is currently disputing certain provisions of this agreement.

     In February 1998, Occidental entered into a fifteen-year contract with Tosco Corporation ("Tosco") through which Tosco will take the majority of Occidental's interest in the current gross oil production of the Interest in Elk Hills of approximately 54,500 barrels per day. Tosco will also take additional production as it increases.

Gas Production and Marketing

     Occidental's largest concentration of gas reserves and production is the Hugoton area encompassing portions of Kansas, Oklahoma and Texas, where it produced an average of more than 210 MMcf of gas per day or approximately one-third of the domestic total. Occidental has approximately 862 billion cubic feet

("Bcf") of gas reserves and 4.2 million barrels of oil reserves in the Hugoton area. Occidental continued infill drilling and fracture-stimulation program in the Chase formation of the Hugoton field in 1997.

     Occidental has an agreement to make available to certain parties, in connection with a legal settlement, up to 49,500 million British thermal units ("MMBtu") of natural gas per day through 2010 at prices related to market. Occidental also has an agreement to supply fuel gas at market prices to a CITGO refinery until 2003 to the extent that CITGO does not obtain such gas from other sources.

     Occidental has various agreements to supply certain gas marketing companies with 69,400 MMBtu of natural gas per day in 1998 and with volumes ranging from 69,400 MMBtu down to 1,900 MMBtu per day from 1998 through 2003. Prices under the different agreements are based on energy equivalent crude oil prices, market-sensitive prices or contract prices, some with a yearly escalation provision. Occidental also has agreements with various public utility companies to provide approximately 40,000 MMBtu of natural gas per day through 1997 and approximately 19,100 MMBtu per day in 1998. The public utility agreements provide for market-sensitive prices.

     CANADA Occidental owns an approximate 29 percent interest in CanadianOxy, which is accounted for as an equity investment. See Note 15 to the Consolidated Financial Statements.

     CanadianOxy produces crude oil, natural gas, natural gas liquids and sulfur in Canada, principally in the provinces of Alberta and Saskatchewan; owns a 7.23 percent interest in Syncrude Canada Ltd., which produces synthetic crude oil from the tar sands of Northern Alberta; has interests in producing oil and gas leases onshore and offshore in the United States and in the United Kingdom sector of the North Sea and Yemen (where CanadianOxy is operator and Occidental a participant); engages in exploration activities in Canada, the United States, Indonesia, Australia, Nigeria and Colombia; and participates with Occidental in its operations in Ecuador. CanadianOxy also conducts chemical operations in Canada and the United States (where CanadianOxy is the operator and Occidental a participant), and is involved in crude oil and natural gas marketing activities, primarily in North America.

     At December 31, 1997, Occidental's proportional interest in CanadianOxy's worldwide net proved developed and undeveloped reserves aggregated approximately 73 million barrels of crude oil, condensate and natural gas liquids, 238 Bcf of natural gas and 45 million barrels of synthetic crude oil recoverable from tar sands. This increase in reserves since last year reflects CanadianOxy's acquisition of Wascana Energy Inc. in April 1997.

     BANGLADESH In early 1995, Occidental signed production-sharing contracts to explore a 3.4-million-acre area in the gas-producing northeastern region and to appraise the Jalalabad discovery made in 1989. Appraisal and development of the Jalalabad gas discovery is expected to result in gas production and sales before the end of 1998. A sale contract with Petrobangla, the national oil company, for the initial delivery of 100 MMcf per day of natural gas was signed in November 1996. Occidental has farmed-out 50 percent of its interest in this block to an affiliate of Unocal. Seismic exploration resulted in the definition of multiple prospects, one of which is being drilled. The first exploratory well drilled in mid-1997 blew out after encountering shallow, high-pressure gas. A replacement well will be drilled in 1998. Additional seismic acquisition is underway to determine the course of future exploration. Occidental is negotiating with Petrobangla regarding the continuation of the exploration period for several blocks. A drilling program has commenced appraisal and development of the Jalalabad natural gas discovery, and it is expected that initial gas production from this field will be delivered to Petrobangla in 1998.

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

     All of Occidental's share of production is exported through a trans-Andean pipeline system operated by Ecopetrol, the state oil company, that carries crude oil to an export terminal at Covenas. Occidental has an 18.75 percent net ownership interest in the pipeline and marine terminal. The pipeline is subject to periodic attacks by insurgent groups, which from time to time disrupt the flow of oil. Gross production from Occidental's Cano Limon area declined to approximately 160,000 barrels per day in 1997, compared with 190,000 barrels per day in 1996. Part of the reduction is due to a natural decline, but there was an increase in the frequency and severity of terrorist activity against the oil pipeline during the past year which continues to restrict the pipeline's ability to transport all of the oil that the field is capable of producing.

     ECUADOR Occidental operates the 494,000-acre Block 15, in the Oriente Basin, under a risk-service contract. Six oil fields were discovered from 1985 to 1992. Due to pipeline restrictions, gross production declined to approximately 17,100 barrels per day in 1997 compared to gross production of approximately 21,500 barrels per day in 1996. Development of the fields will continue in 1998 after completion of a three-dimensional seismic program and expansion of the government-owned pipeline system. After renegotiation of contract terms for the concession to provide incentives for additional exploration over 97 percent of the acreage, Occidental drilled the Eden-1, the first of four commitment wells, in the southeast corner of the block in late 1996. The well tested from four zones at a combined rate of 6,500 barrels per day of oil with an average gravity of 21 degrees API, and negotiations are under way with the Ecuador state oil company, PetroEcuador, to develop the field in 1998. Occidental also completed acquisition of two-dimensional seismic data to be used to delineate exploration prospects in the eastern portion of the block.

     Occidental has an 85 percent interest in the parent of the company that holds title to Block 15. CanadianOxy owns the remaining 15 percent.

     NETHERLANDS NORTH SEA Occidental has interests in seven gas-producing licenses and one exploration license in the Dutch sector of the North Sea, and a
38.6 percent interest in a 110-mile gas pipeline system that services the area. Net production for 1997 was approximately 72 MMcf of gas per day.

     OMAN Occidental is the operator, with a 65 percent working interest, of the Suneinah Block, which contains the Safah field and six small fields along the southern border of the block. Exploration and field development will continue in 1998. Occidental's net share of production from the block in 1997 averaged approximately 14,400 barrels per day of crude oil, compared with 13,400 barrels per day in 1996.

     A new contract area, Block 31, the Mountain Front Block, was awarded to Occidental by the government in September, and acquisition of three-dimensional seismic is scheduled for 1998 to confirm prospects defined by older seismic. Occidental has a 100 percent working interest in this area.

     PAKISTAN In southern Pakistan, Occidental has a 30 percent working interest in the three Badin Blocks, which in 1997 produced a net share of 6,600 barrels of oil per day and 38 MMcf of gas per day, compared to 6,400 barrels of oil per day and 43 MMcf of gas per day in 1996. Recent exploration resulted in two oil and gas discoveries that will help maintain production at current rates.

     In addition, Occidental holds exploration rights for a 356,000-acre block in northern Pakistan and for two contiguous blocks in the Central Indus gas basin totaling 2.9 million acres. Seismic exploration of the Northern Pakistan Salt Range block has delineated several prospects. One exploratory well was drilled in 1997 and the block is being evaluated for further drilling. However, the Central Indus gas basin blocks are under force majeure due to tribal unrest.

     PERU Occidental conducts exploration activities under four separate service contracts with the Peruvian government. Occidental conducts production activities under one of these contracts, in which Occidental retains all the interest, covers continuing operations in the northern jungle and provides for Occidental to receive, as compensation for its services, fees, based on barrels of production, that vary with the value of a "basket" of international oils. All production is delivered to Perupetro, the Peruvian national oil company. Net production from the northern jungle block averaged approximately 49,500 barrels per day in 1997, compared to 54,000 barrels per day in 1996.

     Occidental owns a 65 percent interest and a 50 percent interest, respectively, in two contiguous exploration blocks totalling 4.4 million acres. The remaining contract in which Occidental has a 70 percent interest covers a 2-million-acre block in the Hualluga Basin of the Northern Jungle Region. In 1997

Occidental was awarded a 100 percent interest in the 859,000-acre Offshore Block Z-3 along the northern coast of Peru.

     QATAR In October 1994, a unified agreement was approved authorizing Occidental to implement a development plan to increase production and reserves from the Idd el Shargi North Dome field ("ISND").

     Under a production-sharing agreement, Occidental is the operator of the field and will complete development of the field's three main reservoirs using horizontally drilled wells in conjunction with pressure maintenance by both water injection and gas injection to effect a high recovery from the reservoir. Average gross production increased from approximately 38,000 net barrels per day for 1996 to approximately 89,800 net barrels per day for 1997. Average net interest production from such field in 1997 amounted to approximately 45,000 barrels per day, amounting to an approximate 50 percent working interest. Proved developed and undeveloped project reserves are presently estimated by Occidental to be approximately 206 million barrels.

     In December 1997, Occidental signed a second production-sharing agreement to develop the Idd el Shargi South Dome ("ISSD") field, 15 miles south of the ISND field. Occidental will operate ISSD as a satellite of the ISND field, which has sufficient capacity to handle the field's expected production of 50,000 barrels per day. Occidental expects to eventually invest up to $450 million in capital and have a net interest of approximately 44 percent over the life of the field.

     RUSSIA In 1992, Occidental and AAOT Chernogorneft Enterprise began operation of a 50 percent owned joint venture company, Vanyoganneft, which was formed to increase oil recovery and production from the Vanyogan and Ayogan oil fields and to sell the oil to foreign markets. The two oil fields are located 40 miles northeast of the city of Nizhnevartovsk in the western Siberian oil basin. During 1997, gross production averaged 54,000 barrels per day compared to 50,800 barrels per day in 1996. Approximately 39 percent of such oil was exported in 1997. Occidental expects to continue exports of a minimum of 30 percent of its oil production in 1998. Export prices are materially higher than domestic prices in Russia.

     In 1992, Occidental was awarded the 1.5-million-acre Block 15 in the Russian Federation's Komi Republic. A joint venture, Parmaneft, was established between Occidental, which owns a 75 percent interest, and Ukhtaneftegasgeologica, to explore for oil and gas and develop discoveries within the block. During the exploration phase, Occidental is paying 100 percent of the costs. 1996 Occidental results included a $105 million charge, reflecting the write-down of its investment in Komi. No operations were undertaken in 1997.

     YEMEN In 1991, Occidental acquired an 18 percent working interest in the 310,000-acre Masila Block (although the block consisted at one time of 6.8 million acres, substantial territory was relinquished in 1995 and 1996). CanadianOxy, the operator, with a 52 percent working interest, has made 14 oil discoveries, including one in 1997. Production started in July 1993. Occidental's net share under a production-sharing contract was 14,100 barrels per day in 1997 compared to 14,700 barrels per day in 1996.

     OTHER INTERNATIONAL OPERATIONS Several of the projects listed below would involve substantial expenditures and several years would be required to complete project development.

     In 1992, a substantial oil and gas discovery was made in the Malampaya prospect in Block SC-38 offshore northwest Palawan Island in the Philippines. Appraisal wells confirmed that the 1989 Camago discovery by Occidental and the Malampaya discovery contain sufficient recoverable gas for a commercial project. Each of Occidental and its partner, Shell Philippines Exploration B.V., the operator, has a 50 percent working interest in this project. With recoverable gas estimated by the operator of 3.4 Tcf, the fields have the capacity to supply a plateau rate of 400 MMcf per day for 20 years. Recoverable condensate is estimated at about 120 million barrels. Occidental and Shell have negotiated conditional gas sale agreements. Under these agreements, if approved by the Philippine government and the parties, beginning in 2002, joint ventures formed by First Philippine Holdings, British Gas and the Manila Electric Company, would consume approximately 200 MMcf of natural gas per day at newly built combined cycle gas turbine ("CCGT") power plants at Santa Tira and Calabarson, and the Philippine National Power Corporation would construct a CCGT plant in Iljian and consume approximately 150 MMcf of natural gas per day.

     In East Malaysia, Occidental has made significant gas discoveries offshore Sarawak. In 1995, agreements were executed with its partners for the commercialization of these discoveries. A joint venture company will be owned by Occidental and its partners, PETRONAS, the Malaysian national oil company, Shell Gas B.V. and Nippon Oil Company to construct the country's third liquefied natural gas ("LNG") plant. Feedstock for the plant initially will come from the Occidental discovery containing recoverable gas estimated at 2.9 Tcf. Occidental is the operator, with a 33.75 percent interest in the gas discoveries. An Occidental subsidiary will have a 9 percent interest in the new LNG plant. The partners began the detailed upstream facility design in 1996. In 1997 Occidental sold 10 percent of its interest in these Malaysian operations by selling equity in two Occidental subsidiaries to a third party.

     In Indonesia, Occidental has a 22.9 percent interest in the Berau Block, offshore Irian Jaya, where appraisal of five major natural gas discoveries by ARCO, the operator, will continue into 1998 to determine if the natural gas reserves are sufficient to justify construction of an LNG plant on Irian Jaya. Prior to ARCO farming in to the Berau Block, Occidental made two discoveries. The Berau Block discoveries, together with ARCO's Wiriagar Block discovery, contain an estimated 20 Tcf of natural gas, sufficient to justify construction of a multi-train LNG project which might be slated for start-up early in the next century.

     In addition, during 1997 Occidental acquired new exploration blocks in the United States Gulf of Mexico and Albania. Occidental acquired interests in 15 exploration blocks in a promising deep-water section of the Gulf of Mexico. During 1998, exploration activities are planned in these areas as well as on previously acquired blocks in Albania, Angola, Bangladesh, Colombia, the Congo, Ecuador, Gabon, Indonesia, Malaysia, Netherlands, Oman, Pakistan, Papua New Guinea, Peru and the Philippines.

Special Items in 1997

     In 1997, Occidental recorded charges of $256 million for the write-down of various nonstrategic assets, including assets expected to be sold and related costs, and additional environmental and other reserves. The asset write-downs included $88 million for the Austin Chalk oil and gas property and $44 million for the Garden Banks oil and gas property. The operating results from these properties were not significant.

Reserves, Production and Related Information

     Reference is made to Note 18 to the Consolidated Financial Statements and the information incorporated under the caption "Supplemental Oil and Gas Information" incorporated by reference in Item 8 of this report for information with respect to Occidental's oil and gas reserves, the production from and other changes in such reserves, the discounted present value of estimated future net cash flows therefrom, certain costs and other financial and statistical information regarding Occidental's oil and gas exploration and production operations. Estimates of reserves have been made by Occidental engineers and include reserves under which Occidental holds an economic interest under service contracts and other arrangements. The definitions used are in accordance with applicable Securities and Exchange Commission regulations. Accordingly, proved oil and gas reserves are those estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty will be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Unless otherwise stated, all references to reserves are made on a net basis. On June 10, 1997, Occidental reported to the U.S. Department of Energy (the "DOE") on Form EIA-28 the same proved oil and gas reserves at December 31, 1996, as are set forth for that date in the information incorporated under the caption "Supplemental Oil and Gas Information" contained in Occidental's 1996 Annual Report.

CHEMICAL OPERATIONS

General

     Occidental conducts its chemical operations through Occidental Chemical Corporation and its various subsidiaries and affiliates (collectively, "OxyChem"). OxyChem manufactures and markets a variety of chlorovinyls (including basic chemicals and polymers and plastics), specialty chemicals and petrochemicals.

     OxyChem has added capacity at several of its facilities over the past few years through "debottlenecking" projects, which expand or modify portions of existing facilities that had previously limited production, thus adding incremental capacity at a relatively low cost.

     OxyChem's operations are affected by cyclical factors in the general economic environment and by specific chemical industry conditions. The chemical industry in the United States was characterized in 1997 by higher sales prices and lower hydrocarbon feedstock costs, partially offset by increased energy costs, resulting in improved margins for many chemical products, including those manufactured by OxyChem. The integration strategy adopted by OxyChem permitted it to maintain relatively high operating rates in 1997. Operating rates for certain products may decline in 1998 as a result of weakness in key Asian economies.

     OxyChem's operations also have been affected by environmental regulation and associated costs. See the information appearing under the caption "Environmental Regulation" in this report.

Recent Development

     On March 20, 1998, Occidental, Lyondell Petrochemical Company ("Lyondell") and Millennium Chemicals Inc. ("Millennium") announced the signing of a definitive master transaction agreement ("MTA") to expand Equistar, which is currently owned by subsidiaries of Lyondell and Millennium, through the contribution of the ethylene, propylene, ethylene oxide ("EO") and ethylene glycol ("EG") derivatives businesses of OxyChem (the "Petrochemicals Business"). The Petrochemicals Business includes the following:

     (i) Olefins plants at Corpus Christi and Chocolate Bayou, Texas, and Lake Charles, Louisiana, producing 3.65 billion pounds per year of ethylene;

     (ii) EO and EG derivatives plant located at Bayport, Texas, together with Occidental's 50 percent ownership of PD Glycol, a limited partnership which operates EO/EG plants at Beaumont, Texas (PD Glycol is a 50/50 joint venture with Du Pont);

     (iii) A distribution system consisting of more than 950 miles of ethylene/propylene pipelines in the U.S. Gulf Coast and two storage wells in South Texas; and

     (iv) $205 million of OxyChem debt currently associated with these businesses (the "Assumed Debt"). The addition of the Petrochemicals Business will make Equistar the second-largest producer of ethylene in the world, with more than 11.4 billion pounds of annual capacity.

     Through their respective subsidiaries, Lyondell and Millennium presently own Equistar. Pursuant to the terms and conditions set forth in the MTA, at closing three subsidiaries of OxyChem (a newly formed subsidiary to be organized prior to closing, Oxy Petrochemicals Inc. and PDG Chemical Inc. (collectively, the "Occidental Partners")) will contribute certain assets to Equistar, subject to the assumption by Equistar of certain liabilities of the Occidental Partners, including the Assumed Debt. Following the closing of the transactions contemplated by the MTA, which is expected to occur by mid-year 1998, Lyondell will own a 41 percent interest in Equistar, and Millennium and Occidental will each own a 29.5 percent interest. Prior to closing the parties must execute and deliver an Amended and Restated Partnership Agreement, a Parent Agreement and an Asset Contribution Agreement (the "Definitive Agreements") and certain other agreements. At closing, Equistar will borrow approximately $500 million of additional debt in order to distribute cash of $420 million to Occidental Petroleum and $75 million to Millennium. The transaction also includes a long-term agreement for Equistar to supply the ethylene requirements (up to 2.55 billion pounds per annum) for OxyChem's chlorovinyls business.

     The investment in Equistar is subject to satisfaction of certain conditions precedent, including: (i) expiration or early termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;
(ii) approval by Occidental's Board of Directors; (iii) execution and delivery of the Definitive Agreements and other agreements and (iv) the implementation by Equistar of a larger credit facility.

Chlorovinyl Products

     A substantial portion of OxyChem's products are principally commodity in nature, i.e., they are equivalent to products manufactured by others that are generally available in the marketplace and are produced and sold in large volumes, primarily to industrial customers for use as raw materials. Many of OxyChem's manufacturing operations are integrated, and many of its products are both sold to others and further processed by OxyChem into other chemical products. Approximately 70 percent of OxyChem's ethylene and 45 percent of its chlorine production is consumed internally, primarily into the vinyls product chain, including ethylene dichloride ("EDC"), vinyl chloride monomer ("VCM") and polyvinyl chloride ("PVC") resin. To better manage and sharpen its focus on its chlor-alkali and plastic businesses, OxyChem combined its basic chemicals and polymers and plastics groups into the Chloro-Vinyls Group.

     In March 1997, OxyChem's wholly-owned Brazilian subsidiary, Vulcan Material Plastico S.A. ("Vulcan") acquired the business and assets of Plasticos Plavinil S.A., the largest Brazilian producer of PVC laminated film. This business gives OxyChem a very strong position in several growing markets and complements the company's existing Vulcan PVC operations in the state of Rio de Janeiro.

     In May 1997, OxyChem announced plans to expand production capacity of potassium hydroxide by 100,000 tons per year, bringing total capacity to 500,000 tons per year by the end of 1999. Potassium hydroxide is used by fertilizer, soap and detergent and rubber manufacturers. Also in May, OxyChem and Thai Plastic and Chemicals Public Company Limited began commercial operation of a new 22,500 tons-per-year PVC plant in Rayong Province in Thailand. Output from the new plant will be sold within Thailand and through regional exports.

     In June 1997, Occidental sold its chlor-alkali chemical plant located in Tacoma, Washington for approximately $102 million which included $97 million in cash and the balance in the buyer's convertible preferred stock. The sale did not have a material effect on the results of operations. In addition, Occidental purchased 28,000 shares of preferred stock of Leslie's Poolmart, Inc. ("Leslie's"), an OxyChem customer, for total consideration of $28 million, which consisted of cash and the exchange of $10 million of Leslie's subordinated debentures held by Occidental. Also in June, OxyChem completed a 700-million-pound-per-year VCM expansion project at Ingleside, Texas, increasing production capacity at the joint-venture plant by 50 percent to 2.1 billion pounds per year.

     In November 1997, OxyChem took significant steps to increase its chlorovinyl integration. A 450-million-pounds-per-year expansion at the company's Pasadena, Texas, PVC plant increased capacity at the Pasadena site to
1.8 billion pounds, thereby increasing OxyChem's total capacity to 2 billion pounds of PVC.

Specialty Chemicals

     As a counterbalance to the commodity business, Occidental organized the Specialty Business Group in 1995. The Specialty Business Group focuses on smaller-volume specialty and intermediate chemical markets where OxyChem's products may be more readily differentiated and enjoy a particular market niche. Demand for specialty chemical products is less cyclical than commodity products and specialty products are expected to provide a more steady source of earnings. OxyChem has targeted the Specialty Business Group for substantial growth in the coming years through volume expansion in existing products, development of new products and acquisitions of synergistic businesses and product lines.

     In February 1997, OxyChem began several specialty chemicals projects at its Niagara Falls, New York, chemicals complex. Spending is expected to total approximately $85 million and is scheduled to be completed by the end of 1998. An additional $42 million has been committed at the same location in order to enhance production of specialty chemicals, as well as to make new products which are used for crop protection, pharmaceutical, coating and solvent applications. This additional investment will be used to enhance production and handling of key existing specialty chemicals, as well as make new products.

     In July 1997, OxyChem announced an investment of $17 million to increase specialty chemicals production at the company's Ashtabula, Ohio, Designed Products Plant. This investment will enhance

OxyChem's capabilities to launch and support new and existing products to serve the agricultural intermediates, pharmaceutical intermediates, coating and polymer additives industries.

     In September 1997, OxyChem and Sumitomo Bakelite began production at a new glass-filled phenolic molding compound facility adjacent to OxyChem's Durez(R) division's Fort Erie, Ontario, manufacturing site. This expansion will serve component manufacturers that supply the automotive and outdoor power-equipment industries.

     In December 1997, OxyChem enhanced its specialty chemical position by purchasing Elf Atochem's flame retardants business, which will enhance its capabilities in this important growth market.

     In February 1998, OxyChem announced an agreement to form a joint venture company, Aqua Clear Industries, LLC, with Aqua Clear Industries, Inc. The venture will own and operate Aqua Clear's New York state-based swimming pool and spa chemical formulating, packaging and marketing business, and will be a steady consumer of OxyChem's chlorinated isocyanurates.

     OxyChem continues to build on its specialty business acquired in large part through the following acquisitions. In 1996, OxyChem acquired a 64 percent equity interest (on a fully-diluted basis) in INDSPEC Holding Corporation, and, indirectly, its sole operating subsidiary INDSPEC Chemical Corporation ("INDSPEC"). INDSPEC is the largest producer of resorcinol in the world and the sole commercial producer in the United States. Resorcinol is a chemical used primarily as a bonding and stiffening agent in the manufacture of tires and tread rubber. In addition, resorcinol is used in the manufacture of high-performance wood adhesives, ultraviolet stabilizers, sunscreens, dyestuffs, pharmaceuticals, agrichemicals, carbonless paper and fire retardant plastic additives.

     Also in 1996, OxyChem acquired three specialty chemical units: Laurel Industries, Inc. ("Laurel"); Natural Gas Odorizing, Inc. ("NGO"); and a plant from Power Silicates Manufacturing, Inc. ("Power Silicates"). Laurel is North America's largest producer of antimony oxide at its LaPorte, Texas, facility. Antimony oxide is used as a polymerization catalyst in the manufacture of polyethylene terephthalate resins and as a flame retardant in plastics, where it complements an OxyChem flame retardant synergist, DechPlus(R). NGO was purchased from Helmerich & Payne, and is the leading U.S. producer of mercaptan-based warning agents for use in natural gas and propane. The plant is located in Baytown, Texas. In addition, a plant in Augusta, Georgia, was purchased from Power Silicates, which produces sodium silicates for use in soap and detergent formulating, paper manufacturing and silica-based catalysts, augmenting OxyChem's five existing silicates plants by its presence in the growing southeast U.S. market.

Principal Products

     OxyChem produces the following chemical products:

                                PRINCIPAL PRODUCTS                      MAJOR USES
                        ----------------------------------  ----------------------------------
Chlorovinyls            Chlor-alkali chemicals
                          Chlorine........................  Raw material for polyvinyl chloride, chemical manufacturing,
                                                              pulp and paper production, water
                                                              treatment
                          Caustic soda....................  Chemical manufacturing, pulp and paper production, cleaning
                                                              products
                          Potassium chemicals (including
                             potassium hydroxide).........  Glass, fertilizers, cleaning products, rubber
                        Ethylene dichloride...............  Raw material for vinyl chloride monomer
                        Vinyl chloride monomer............  Raw material for polyvinyl chloride
                        Polyvinyl chloride................  Calendering and film, pipe, wire insulation, flooring, footwear,
                                                              bottles, siding, windows, door
                                                              frames and other home
                                                              construction products
                        ----------------------------------
Specialty Businesses    Sodium silicates..................  Soaps and detergents, catalysts, paint pigments
                        Chrome chemicals..................  Metal and wood treatments, leather tanning
                        ACL pool chemicals (chlorinated
                          isocyanurates)..................  Swimming pool sanitation, household and industrial
                                                              disinfecting and sanitizing
                                                              products
                        Proprietary chemicals (chemical
                          intermediates derived
                          principally from fluorine,
                          chlorine and sulfur)............  Agricultural, pharmaceutical, plastics, metal plating, aerospace
                                                              and food-service applications
                        Phenolic resins/molding
                          compounds.......................  Automotive brake pistons, adhesives, carbonless copy paper,
                                                              pot and pan handles
                        Mercaptans........................  Warning agents for natural gas and propane and agricultural
                                                              chemicals
                        Antimony oxide....................  Flame retardant synergist and catalysts
                        Resorcinol........................  Tire manufacture, wood adhesives and flame retardant synergist
                        ----------------------------------
Petrochemicals          Ethylene..........................  Raw material for production of polyethylene, vinyl chloride
                                                              monomer, ethylene glycols and
                                                              other ethylene oxide derivatives
                        Benzene...........................  Raw material for production of styrene, phenolic polymers and
                                                              nylon
                        Propylene.........................  Raw material for production of polypropylene and acrylonitrile
                        Ethylene glycols and other
                          ethylene oxide derivatives......  Polyester products, antifreeze, brake fluids
                        ----------------------------------  ----------------------------------

     Based on statistics in chemical industry publications, Occidental believes that during 1997: it was the largest U.S. merchant marketer of chlorine and caustic soda; including OxyMar (OxyChem's joint venture with Marubeni), the second-largest U.S. producer of VCM; the third-largest producer of PVC resins in North America; the largest producer of chrome chemicals and phenolic molding compounds, antimony oxide and mercaptan warning agents, and, through its interest in INDSPEC, resorcinol; the second-largest producer of sodium silicates; and, including its PD Glycol joint venture with Du Pont, the third-largest producer of ethylene oxide and ethylene glycols. Additionally, Occidental believes it was the world's largest producer of potassium hydroxide and chlorinated isocyanurate products and the world's largest marketer of ethylene dichloride.

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

Properties

     As of December 31, 1997, OxyChem, which is headquartered in Dallas, Texas, operated 33 chemical product manufacturing facilities in the United States. Many of the larger facilities are located in the Gulf Coast areas of Texas and Louisiana. In addition, OxyChem operates 10 chemical product manufacturing facilities in six foreign countries, with the most significant foreign plants being in Brazil. A number of additional facilities process, blend and store the chemical products. OxyChem uses an extensive fleet of barges and railroad cars and, as of December 31, 1997, owned and operated a pipeline network of over 950 miles along the Gulf Coast of Texas for the transportation of ethylene, propylene and feedstocks.

     All of OxyChem's manufacturing facilities are owned or leased on a long-term basis.

Special Items in 1997

     Chemical division earnings reflected charges of $82 million related to the write-down of various nonstrategic assets, and a charge of $65 million for additional environmental reserves relating to various existing sites, and the related state tax effects.

CAPITAL EXPENDITURES

     Occidental's oil and gas operations, based on depletable resources, are capital intensive, involving large-scale expenditures. In particular, in the search for and development of new reserves, long lead times are often required. In addition, Occidental's chemical business requires capital expenditures to remain competitive and to comply with safety and environmental laws. Occidental's capital expenditures for its ongoing businesses totaled approximately $1.549 billion in 1997, $1.2 billion in 1996 and $979 million in 1995, exclusive of the noncash consideration for acquisitions. The 1997 amount included capital expenditures aggregating $1.15 billion for oil and gas, $396 million for chemical and $3 million for corporate and other. Occidental's total capital expenditures, exclusive of acquisitions, if any, for 1998 are expected to approximate $1.2 billion, with approximately $850 million for oil and gas, the majority of which is for international oil and gas operations. These amounts do not include the $3.5 billion acquisition of the Elk Hills field in 1998.

EMPLOYEES

     Occidental and its subsidiaries employed a total of 12,380 persons at December 31, 1997, of whom 8,130 were located in the United States. 4,480 were employed in oil and gas operations and 7,350 in chemical operations. An additional 550 persons were employed at corporate headquarters. Approximately 1,200 U.S.-based employees are represented by labor unions. These employment statistics do not reflect the 1,810 persons employed by Occidental's former natural gas transmissions operations, which were reclassified as discontinued operations in the fourth quarter of 1997.

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

     Occidental has accrued reserves for its environmental liabilities. As of December 31, 1997 and 1996, Occidental had environmental reserves of approximately $567 million and $562 million, respectively. Occidental provided additional reserves of approximately $136 million in 1997, $100 million in 1996 and $21 million in 1995 for costs associated with expected remediation efforts at a number of sites. The 1997 amount related to both the oil and gas and the chemical divisions. The 1996 and 1995 amounts related primarily to the chemical division.

     Occidental's estimated operating expenses in 1997 relating to compliance with environmental laws and regulations governing ongoing operations were approximately $93 million, compared with $100 million in 1996 and $104 million in 1995. The 1997 amount included $60 million in the chemical division and $33 million in the oil and gas division. In addition, capital expenditures for environmental compliance were $116 million in 1997, compared with $81 million in 1996 and $70 million in 1995. The 1997 amount included $85 million in the oil and gas division and $31 million in the chemical division. Occidental presently estimates that divisional capital expenditures for environmental compliance (including environmental control facilities) will be in the range of $115 million for 1998 and in the range of $130 million for 1999.

ITEM 3 LEGAL PROCEEDINGS

     There is incorporated by reference herein the information regarding lawsuits, claims and related matters in Note 10 to the Consolidated Financial Statements.

     In 1996, a judgment of $742 million was entered in favor of OXY USA Inc. ("OXY USA") against Chevron USA by the state district court in Tulsa, Oklahoma. The unanimous verdict was for approximately $229 million in compensatory damages for breach of a 1982 merger agreement and interest on these damages from 1982 to the date of judgment. Interest has continued to accrue from July 19, 1996, in an amount of approximately $6 million per month. Chevron has appealed the decision to the Oklahoma Supreme Court, and, in connection with that appeal, has obtained an appeal bond to secure payment of any final judgment and accrued interest as required by Oklahoma law.

     In 1997, Occidental was informed that the Securities and Exchange Commission (the "SEC") would conduct a private, formal investigation as a result of certain matters described in a May 12, 1997 Wall Street Journal article concerning Occidental's business dealings with several foreign consultants. According to the SEC, the purpose of its investigation is to determine whether Occidental may have violated the federal securities laws, including the Foreign Corrupt Practices Act and the reporting requirements of the Securities Exchange Act of 1934, as amended. That investigation is ongoing. Occidental has cooperated with the SEC and has produced documents in response to an SEC subpoena.

     In January 1998, two shareholder derivative actions were filed in Los Angeles Superior Court against the Board of Directors of Occidental and Occidental, as a nominal defendant, with respect to the payments made in 1997 to Occidental's Chairman and President in connection with the restructuring of their respective employment agreements. The actions, brought by the Teachers' Retirement System of Louisiana and by Rita Edelson, Paul Klingenstein and Clayton J. Steenson, have been consolidated. No relief is sought against Occidental. The complaints allege, among other things, corporate waste, breach of fiduciary duty and unjust enrichment. The plaintiffs seek, among other things, compensatory damages, equitable and declaratory relief, the imposition of a constructive trust on the 1997 payments and that the Occidental Board be ordered to rescind the payments. In addition, the plaintiffs seek a declaration that the restated and amended employment agreements are null and void and an order enjoining the receipt of remuneration thereunder. The plaintiffs also seek an award of attorneys' fees and costs.

ENVIRONMENTAL PROCEEDINGS

     In 1996, the West Virginia Division of Environmental Protection ("WVDEP") filed a civil action in the Circuit Court, Kanawha County, West Virginia, against OxyChem alleging violations of hazardous waste management regulations at its Belle Plant, from October 1994 to September 1995. The Complaint sought civil penalties and injunctive relief requiring correction of the alleged violations. In December 1997 the WVDEP voluntarily dismissed the action.

     In 1997, OxyChem received an Administrative Complaint from the EPA, Region 2, that alleged violations of the permit for a hazardous waste incinerator at its Durez(R) division facility in Niagara Falls, New York. The Complaint sought administrative penalties in the amount of $230,500. In October 1997, OxyChem entered into an administrative consent order agreeing to pay a penalty of $27,000 and to implement a Supplemental Environmental Project at the facility, in settlement of the action.

     In 1997, OxyChem received a proposed "Order on Consent" from the New York State Department of Environmental Conservation ("NYDEC") involving its chlor-alkali facility in Niagara Falls, New York. The NYDEC alleges a violation of statutory reporting requirements regarding a chemical spill at the facility that allegedly caused a further violation of water quality standards, and seeks an administrative penalty of $100,000. OxyChem is contesting the alleged violations and the proposed administrative penalty.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Occidental's security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

                            AGE AT
                           FEBRUARY
                             28,             POSITIONS WITH OCCIDENTAL AND SUBSIDIARIES
          NAME               1998                 AND FIVE-YEAR EMPLOYMENT HISTORY
          ----             --------          ------------------------------------------
Dr. Ray R. Irani              63      Chairman and Chief Executive Officer since 1990;
                                      President from 1984 to 1996; 1984 - 1990, Chief
                                      Operating Officer; Director since 1984; 1983 - January
                                      1991, Chief Executive Officer of Occidental Chemical
                                      Corporation ("Occidental Chemical"); Chairman of the
                                      Board of CanadianOxy since 1987; member of Executive
                                      Committee.
Dr. Dale R. Laurance          52      President and Senior Operating Officer since 1996;
                                      1990 - 1996 Executive Vice President and Senior
                                      Operating Officer; 1984 - 1990, Executive Vice
                                      President -- Operations; Director since 1990; member of
                                      Executive Committee.
Roger L. Abel                 54      Executive Vice President since 1997; President and Chief
                                      Operating Officer of Occidental Oil and Gas Corporation
                                      since 1997; 1993 - 1997, Chairman, Conoco Exploration
                                      Production Europe; 1991 - 1993, Vice President, Conoco
                                      Russia.
Stephen I. Chazen             51      Executive Vice President -- Corporate Development since
                                      1994; 1990 - 1994, Managing Director, Merrill Lynch &
                                      Co. Incorporated.
Donald P. de Brier            57      Executive Vice President, General Counsel and Secretary
                                      since 1993; 1989 - 1993, General Counsel and member of
                                      the Management Committee of BP Exploration and
                                      Production Company.
Richard W. Hallock            53      Executive Vice President -- Human Resources since 1994;
                                      1993 - 1994, Director, Worldwide Total Compensation of
                                      IBM; 1990 - 1993, various other human resources
                                      positions with IBM.
David A. Hentschel            64      Executive Vice President since 1997; Chairman of the
                                      Board and Chief Executive Officer of Occidental Oil and
                                      Gas Corporation since 1997; 1995 - 1997, President and
                                      Chief Executive Officer of Canadian Occidental Petroleum
                                      Corporation; 1986 - 1993, Chairman and Chief Executive
                                      Officer of Occidental Oil and Gas Corporation;
                                      1986 - 1993, Executive Vice President.
J. Roger Hirl                 66      Executive Vice President since 1984; Director since
                                      1988; President and Chief Executive Officer of
                                      Occidental Chemical since 1991; 1983 - 1991, President
                                      and Chief Operating Officer of Occidental Chemical.

                            AGE AT
                           FEBRUARY
                             28,             POSITIONS WITH OCCIDENTAL AND SUBSIDIARIES
          NAME               1998                 AND FIVE-YEAR EMPLOYMENT HISTORY
          ----             --------          ------------------------------------------
Anthony R. Leach              58      Executive Vice President and Chief Financial Officer
                                      since 1991; 1984 - 1991, Vice President and Controller.
Howard Collins                54      Vice President -- Public Relations since 1993;
                                      1986 - 1993, Director -- Public Relations.
Samuel P. Dominick, Jr.       57      Vice President and Controller since 1991; 1990 - 1991,
                                      Assistant Controller -- Internal Audit; 1985 - 1990,
                                      Director of Internal Audit.
Kenneth J. Huffman            53      Vice President -- Investor Relations since 1991;
                                      1989 - 1991, Vice President -- Finance, American
                                      Exploration Company.
John L. Hurst                 58      Vice President since 1996; Executive Vice President --
                                      Manufacturing and Engineering of Occidental Chemical
                                      since 1996; 1988 - 1996, Executive Vice
                                      President -- Operations of Occidental Chemical.
Robert M. McGee               51      Vice President since 1994; President of Occidental
                                      International Corporation since 1991; 1981 - 1991,
                                      Senior Executive Vice President of Occidental
                                      International Corporation.
John W. Morgan                44      Vice President -- Operations since 1991; 1984 - 1991,
                                      Director -- Operations.
S.A. Smith                    53      Vice President since 1984; Executive Vice President --
                                      Worldwide Finance and Administration of Occidental Oil
                                      and Gas Corporation since 1994; 1986 - 1994, Vice
                                      President -- Financial Planning and Analysis.
Richard A. Swan               50      Vice President -- Health, Environment and Safety since
                                      1995; 1991 - 1995, Director -- Investor Relations.
Aurmond A. Watkins, Jr.       55      Vice President -- Tax since 1991; 1986 - 1991,
                                      Director -- Taxes.
David C. Yen                  43      Vice President and Treasurer since 1997; 1993 - 1997,
                                      Vice President -- Treasurer, Pratt & Whitney;
                                      1988 - 1993, Assistant Treasurer, United Technologies
                                      Corporation.

     The current term of office of each Executive Officer will expire at the April 30, 1998 organizational meeting of the Occidental Board of Directors or at such time as his successor shall be elected.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Recent Preferred Stock Conversion

     Occidental gave notice to redeem all 15,106,444 outstanding shares of its $3.875 voting and nonvoting Cumulative Convertible Preferred Stock by March 13, 1998. Before such time all holders elected to convert the shares of the preferred stock, causing the issuance of approximately 33 million shares of common stock. Assuming dividends on the preferred shares of approximately $58 million per annum, the conversion results in annual dividend savings to Occidental of approximately $25 million.

Common Stock Repurchase Program

     In October, Occidental began a program to repurchase up to 40 million shares of its common stock for approximately $1 billion. The repurchases are made in the open market or in privately negotiated transactions at the discretion of Occidental's management, depending upon financial and market conditions or as otherwise provided by the Securities and Exchange Commission and New York Stock Exchange ("NYSE") rules and regulations. Since October, approximately 13 million shares have been repurchased. The program is expected to be completed in 1998.

Trading Price Range and Dividends

     There is hereby incorporated by reference the quarterly financial data appearing under the caption "Quarterly Financial Data" and the information appearing under the caption "Management's Discussion and Analysis -- Liquidity and Capital Resources" in the 1997 Annual Report, relevant portions of which 1997 Annual Report are filed as Exhibit 13 to this report. Occidental's common stock was held by approximately 97,236 stockholders of record at year-end 1997, with an estimated 165,000 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded principally on the NYSE and also is listed on various foreign exchanges identified in the 1997 Annual Report. The quarterly financial data on pages 57 and 58 of the 1997 Annual Report sets forth the range of trading prices for the common stock as reported on the NYSE's composite tape and quarterly dividend information.

     The quarterly dividend rate for the common stock is $.25 per share. On February 12, 1998, a dividend of $.25 per share was declared on the common stock, payable on April 15, 1998 to stockholders of record on March 10, 1998. Occidental is subject to certain financial covenants in instruments pertaining to its long-term indebtedness which do not currently impose restrictions on dividend policy. The declaration of future cash dividends is a business decision made by the Board of Directors from time to time, and will depend on the foregoing considerations, earnings, financial condition and other factors deemed relevant by the Board; however, Occidental presently expects that dividends will continue to be paid.

Recent Sales of Unregistered Securities

     During the previous three years commencing January 1, 1995, Occidental sold the following securities which were not initially registered under the Securities Act of 1933, as amended (the "Act").

     In August 1996, Occidental acquired three specialty chemical units in separate transactions for approximately $149 million through the issuance of 5,512,355 shares of Occidental common stock, with a value of approximately $130 million, and the balance paid in cash. The acquisitions included Laurel, NGO, and a plant in Augusta, Georgia, purchased from Power Silicates Manufacturing, Inc. The NGO shares were issued to its parent, Helmerich & Payne, Inc., while the Laurel shares were issued to certain Laurel investors.

     The securities described in the foregoing paragraph were issued in reliance on the exemption from registration under Section 4(2) of the Act, and the rules promulgated under the Act, as transactions not involving a public offering. Each recipient of such securities stated that it was its intent to acquire the securities for investment purposes. In each case the recipient had access to Occidental's public financial information. Appropriate restrictive legends were, in each case, affixed to the stock certificates issued in each transaction. The shares of Occidental common stock issued in the Laurel and NGO transactions were subsequently registered for resale in secondary offering Registration Statements on Form S-3 filed with the Securities and Exchange Commission and the registration statement in respect of the Laurel shares has been withdrawn.

ITEM 6 SELECTED FINANCIAL DATA

     There is hereby incorporated by reference the information appearing under the caption "Five-Year Summary of Selected Financial Data" in the 1997 Annual Report.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis" in the 1997 Annual Report.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION

                                                                        PAGES
                                                              -------------------------
                                                              ANNUAL REPORT   FORM 10-K
                                                              -------------   ---------
Financial Statements and Supplementary Data (pages 17
  through 54 and pages 56 through 64 of Occidental's 1997
  Annual Report incorporated herein by reference):
     Consolidated Statements of Operations..................    29             --
     Consolidated Balance Sheets............................    30             --
     Consolidated Statements of Stockholders' Equity........    32             --
     Consolidated Statements of Cash Flows..................    33             --
     Notes to Consolidated Financial Statements.............    34             --
     Report of Independent Public Accountants...............    56             --
     Quarterly Financial Data...............................    57             --
     Supplemental Oil and Gas Information...................    59             --
Report of Independent Public Accountants....................    --             21
Financial Statement Schedule:
     II Valuation and Qualifying Accounts...................    --             22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors, Occidental Petroleum Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Occidental Petroleum Corporation's Annual Report for the year ended December 31, 1997, incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated February 16, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the Index to Financial Statements and Related Information is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Los Angeles, California                   ARTHUR ANDERSEN LLP
February 16, 1998

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

                                                               ADDITIONS
                                                        -----------------------
                                           BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                           BEGINNING    COSTS AND      OTHER                       END OF
                                           OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS       PERIOD
-----------------------------------------  ----------   ----------   ----------   ----------     ----------
1997
     Allowance for doubtful accounts         $   24       $    3       $   --       $   (3)        $   24
                                             ======       ======       ======       ======         ======
     Environmental                           $  562       $  136       $    6       $ (137)(a)     $  567
     Foreign and other taxes, litigation
       and other reserves                       935           94           16         (143)(a)        902
                                             ------       ------       ------       ------         ------
                                             $1,497       $  230       $   22       $ (280)        $1,469(b)
-----------------------------------------    ======       ======       ======       ======         ======
1996
     Allowance for doubtful accounts         $   19       $   12       $   --       $   (7)        $   24
                                             ======       ======       ======       ======         ======
     Environmental                           $  578       $  100       $   11       $ (127)(a)     $  562
     Foreign and other taxes, litigation
       and other reserves                       931           65           24          (85)(a)        935
                                             ------       ------       ------       ------         ------
                                             $1,509       $  165       $   35       $ (212)        $1,497(b)
-----------------------------------------    ======       ======       ======       ======         ======
1995
     Allowance for doubtful accounts         $   17       $    8       $    1       $   (7)        $   19
                                             ======       ======       ======       ======         ======
     Environmental                           $  632       $   21       $   18       $  (93)(a)     $  578
     Foreign and other taxes, litigation
       and other reserves                       953          140           50         (212)(a)        931
                                             ------       ------       ------       ------         ------
                                             $1,585       $  161       $   68       $ (305)        $1,509(b)
-----------------------------------------    ======       ======       ======       ======         ======

(a) Primarily represents payments.

(b) Of these amounts, $170 million, $204 million and $207 million in 1997, 1996 and 1995, respectively, is classified as current.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" in Occidental's definitive proxy statement filed in connection with its May 1, 1998, Annual Meeting of Stockholders (the "1998 Proxy Statement"). See also the list of Occidental's executive officers and related information under "Executive Officers of the Registrant" in Part I hereof.

ITEM 11 EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information appearing under the captions "Executive Compensation" (excluding, however, the information appearing under the subcaptions "Report of the Compensation Committee" and "Performance Graphs") and "Election of Directors -- Information Regarding the Board of Directors and Its Committees" in the 1998 Proxy Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information appearing under the caption "Election of Directors -- Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) AND (2). FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

(A)(3). EXHIBITS

 3.(i) (a)* Restated Certificate of Incorporation of Occidental, together with all certificates amendatory thereof filed with the Secretary of State of Delaware, as amended to date
         (filed as Exhibit 3.(i) to the Annual Report on Form 10-K of
         Occidental for the fiscal year ended December 31, 1994, File
         No. 1-9210, except for Exhibit 3.(i)(b) described below that is attached to this report).
         (b) Certificate of Amendment of Restated Certificate of
         Incorporation of Occidental dated April 25, 1997.
 3.(ii)* Bylaws of Occidental, as amended through December 15, 1994
         (filed as Exhibit 3.(ii) to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1994, File No. 1-9210).
 4.1 Occidental Petroleum Corporation Credit Agreement, dated as of December 18, 1997.

---------------------------------------------
*Incorporated herein by reference.

 4.2       Instruments defining the rights of holders of other long-term debt of Occidental and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Occidental and its subsidiaries on a consolidated basis.
           Occidental agrees to furnish a copy of any such instrument to the Commission upon request.
           All of the Exhibits numbered 10.1 to 10.45 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item
           14(c) of Form 10-K.
10.1*      Consultation Agreement, dated December 16, 1974, between Occidental Petroleum Corporation, a California corporation, and Arthur Groman (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Occidental
           for the fiscal year ended December 31, 1987, File No. 1-9210).
10.2*      Employment Agreement, dated May 14, 1997, between Occidental and J. Roger Hirl (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1997, File No.
           1-9210).
10.3*      Employment Agreement, dated as of September 11, 1997, between Occidental and Dr. Ray R. Irani (filed as
           Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).
10.4*      Receipt and Acknowledgment, dated September 11, 1997, of Dr. Ray R. Irani and Ghada Irani (filed as
           Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).
10.5*      Employment Agreement, dated as of September 11, 1997, between Occidental and Dr. Dale R. Laurance (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).
10.6*      Receipt and Acknowledgment, dated September 11, 1997, of Dr. Dale R. Laurance and Lynda E. Laurance
           (filed as Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).
10.7       Employment Agreement, dated as of November 13, 1997, between Occidental and John F. Riordan.
10.8       Employment Agreement, dated as of April 4, 1994, between Occidental and Stephen I. Chazen.
10.9       Indemnification Agreement made and entered into as of February 12, 1998, between Occidental and Stephen
           I. Chazen.
10.10*     Termination of Consulting Agreement and Release, dated November 11, 1993, between OXY USA Inc. and
           George O. Nolley (filed as Exhibit 10.9 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1993, File No. 1-9210).
10.11*     Form of Indemnification Agreement between Occidental and each of its directors (filed as Exhibit B to
           Occidental's Proxy Statement for its May 21, 1987, Annual Meeting of Stockholders, File No. 1-9210).
10.12*     Occidental Petroleum Corporation Split Dollar Life Insurance Program and Related Documents (filed as
           Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September
           30, 1994, File No. 1-9210).
10.13*     Occidental Petroleum Insured Medical Plan, as amended and restated effective April 29, 1994, amending and restating the Occidental Petroleum Corporation Executive Medical Plan (as amended and restated
           effective April 1, 1993) (filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Occidental for the
           quarterly period ending March 31, 1994, File No. 1-9210).
10.14*     Occidental Petroleum Corporation 1978 Stock Option Plan (as amended and restated effective May 21, 1987)
           (filed as Exhibit 28(a) to Occidental's Registration Statement on Form S-8, File No. 33-14662).

---------------------------------------------
*Incorporated herein by reference.

10.15*   Form of Nonqualified Stock Option Grant under Occidental
         Petroleum Corporation 1978 Stock Option Plan (filed as
         Exhibit 10.19 to the Registration Statement on Form 8-B, dated June 26, 1986, of Occidental, File No. 1- 9210).
10.16*   Form of Incentive Stock Option Grant under Occidental
         Petroleum Corporation 1978 Stock Option Plan (filed as
         Exhibit 10.20 to the Registration Statement on Form 8-B, dated June 26, 1986, of Occidental, File No. 1- 9210).
10.17* Occidental Petroleum Corporation 1987 Stock Option Plan, as amended through April 29, 1992 (filed as Exhibit 10.1 to the
         Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
10.18*   Form of Nonqualified Stock Option Agreement under Occidental
         Petroleum Corporation 1987 Stock Option Plan (filed as
         Exhibit 10.2 to the Quarterly Report on Form 10-Q of
         Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
10.19*   Form of Nonqualified Stock Option Agreement, with Stock
         Appreciation Right, under Occidental Petroleum Corporation
         1987 Stock Option Plan (filed as Exhibit 10.3 to the
         Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
10.20*   Form of Incentive Stock Option Agreement under Occidental
         Petroleum Corporation 1987 Stock Option Plan (filed as
         Exhibit 10.4 to the Quarterly Report on Form 10-Q of
         Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
10.21*   Form of Incentive Stock Option Agreement, with Stock
         Appreciation Right, under Occidental Petroleum Corporation
         1987 Stock Option Plan (filed as Exhibit 10.5 to the
         Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
10.22*   Occidental Petroleum Corporation 1977 Executive Long-term
         Incentive Stock Purchase Plan, as amended through December
         10, 1992 (filed as Exhibit 10.20 to the Annual Report on
         Form 10-K of Occidental for the fiscal year ended December
         31, 1992, File No. 1-9210).
10.23*   Form of award letter utilized under Occidental Petroleum
         Corporation 1977 Executive Long-term Incentive Stock
         Purchase Plan (filed as Exhibit 10.21 to the Annual Report on Form 10-K of Occidental for the fiscal year ended
         December 31, 1992, File No. 1-9210).
10.24*   Occidental Petroleum Corporation Incentive Compensation
         Plan, effective as of October 28, 1991 (filed as Exhibit
         10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1991, File No.
         1-9210).
10.25*   Occidental Petroleum Corporation 1988 Deferred Compensation
         Plan (as amended and restated effective as of January 1, 1994)(filed as Exhibit 10.1 to the Quarterly Report on Form
         10-Q of Occidental for the quarterly period ended September
         30, 1994, File No. 1-9210).
10.26*   Memorandum, dated February 8, 1990, regarding MidCon Corp.
         Financial Counseling Program (filed as Exhibit 10.29 to the
         Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1989, File No. 1-9210).
10.27*   Occidental Petroleum Corporation Senior Executive Deferred
         Compensation Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996)(filed as Exhibit 10.24 to the Annual Report on Form 10-K of
         Occidental for the fiscal year ended December 31, 1995, File
         No. 1-9210).
10.28*   Occidental Petroleum Corporation Senior Executive
         Supplemental Life Insurance Plan (effective as of January 1,
         1986, as amended and restated effective as of January 1,
         1996)(filed as Exhibit 10.25 to the Annual Report on Form
         10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).

---------------------------------------------
*Incorporated herein by reference.

10.29*   Occidental Petroleum Corporation Senior Executive
         Supplemental Retirement Plan (effective as of January 1,
         1986, as amended and restated effective as of January 1,
         1996)(filed as Exhibit 10.26 to the Annual Report on Form
         10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
10.30*   Occidental Petroleum Corporation Senior Executive Survivor
         Benefit Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996)(filed as
         Exhibit 10.27 to the Annual Report on Form 10-K of
         Occidental for the fiscal year ended December 31, 1995, File
         No. 1-9210).
10.31* Occidental Petroleum Corporation 1995 Incentive Stock Plan, effective April 29, 1995 (filed as Exhibit 99.1 to
         Occidental's Registration Statement on Form S-8, File No.
         33-64719).
10.32*   Form of Incentive Stock Option Agreement under Occidental
         Petroleum Corporation 1995 Incentive Stock Plan (filed as
         Exhibit 99.2 to Occidental's Registration Statement on Form
         S-8, File No. 33-64719).
10.33*   Form of Nonqualified Stock Option Agreement under Occidental
         Petroleum Corporation 1995 Incentive Stock Plan (filed as
         Exhibit 99.3 to Occidental's Registration Statement on Form
         S-8, File No. 33-64719).
10.34*   Form of Stock Appreciation Rights Agreement under Occidental
         Petroleum Corporation 1995 Incentive Stock Plan (filed as
         Exhibit 99.4 to the Registration Statement on Form S-8, File
         No. 33-64719).
10.35*   Form of Restricted Stock Agreement under Occidental
         Petroleum Corporation 1995 Incentive Stock Plan (filed as
         Exhibit 99.5 to the Registration Statement on Form S-8, File
         No. 33-64719).
10.36*   Form of Performance Stock Agreement under Occidental
         Petroleum Corporation 1995 Incentive Stock Plan (filed as
         Exhibit 99.6 to the Registration Statement on Form S-8, File
         No. 33-64719).
10.37* Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors, effective April 26, 1996 (filed as Exhibit 99.1 to the Registration Statement on Form S-8,
         File No. 333-02901).
10.38*   Form of Restricted Stock Option Assignment under Occidental
         Petroleum Corporation 1996 Restricted Stock Plan for
         Non-Employee Directors (filed as Exhibit 99.2 to the
         Registration Statement on Form S-8, File No. 333-02901).
10.39*   Form of Incentive Stock Option Agreement under Occidental
         Petroleum Corporation 1995 Incentive Stock Plan (filed as
         Exhibit 10.1 to Occidental's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1996, File No. 1-9210, amends Form previously filed as Exhibit 99.2 to Occidental's
         Registration Statement on Form S-8, File No. 33-64719 and incorporated by reference as Exhibit 10.29 to the Annual
         Report on Form 10-K of Occidental for the fiscal year ended
         December 31, 1995, File No. 1-9210).
10.40*   Form of Nonqualified Stock Option Agreement under Occidental
         Petroleum Corporation 1995 Incentive Stock Plan (filed as
         Exhibit 10.2 to Occidental's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1996, File No. 1-9210, amends Form previously filed as Exhibit 99.3 to Occidental's
         Registration Statement on Form S-8, File No. 33-64719 and incorporates by reference as Exhibit 10.30 to the Annual
         Report on Form 10-K of Occidental for the fiscal year ended
         December 31, 1995, File No. 1-9210).
10.41*   Occidental Petroleum Corporation 1988 Deferred Compensation
         Plan (as amended and restated effective as of January 1, 1996)(filed as Exhibit 10.2 to Occidental's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1996, File No. 1-9210).
10.42*   MidCon Corp. Savings Plan (filed as Exhibit 99.1 to
         Occidental's Registration Statement on Form S-8, File No.
         333-17879).

---------------------------------------------
*Incorporated herein by reference.

10.43*   Amendment No. 1 to MidCon Corp. Savings Plan (filed as
         Exhibit 99.1 to Occidental's Registration Statement on Form
         S-8, File No. 333-17879).
10.44*   MidCon Corp. Supplemental Retirement Plan (effective as of
         January 1, 1997).
10.45*   Form of 1997 Performance Stock Option Agreement under the
         1995 Incentive Stock Plan of Occidental Petroleum
         Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended
         June 30, 1997, File No. 1-9210).
10.46*   Grant of option agreement, executed October 5, 1997, between the Department of Energy and Occidental related to the
         purchase of the U.S. Government's 78 percent interest in the
         Elk Hills field (filed as Exhibit 10.1 to the Quarterly
         Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1997, File No. 1-9210).
10.47*   Stock Purchase Agreement dated as of December 18, 1997, by and among Occidental, as seller, and KN Energy, Inc., as
         buyer, together with the exhibits thereto (filed as Exhibit
         10.1 to the Current Report on Form 8-K of Occidental dated
         January 31, 1998 (date of earliest event reported), File No.
         1-9210).
10.48*   Amendment No. 1 to Stock Purchase Agreement dated January
         30, 1998, between Occidental, as seller, and KN Energy,
         Inc., as buyer, together with exhibit thereto (filed as
         Exhibit 10.2 to the Current Report on Form 8-K of Occidental
         dated January 31, 1998 (date of earliest event reported),
         File No. 1-9210).
10.49*   Supplemental Agreement dated as of January 20, 1998, by and between Occidental and KN Energy, Inc., together with the
         exhibits thereto (filed as Exhibit 10.3 to the Current
         Report on Form 8-K of Occidental dated January 31, 1998
         (date of earliest event reported), File No. 1-9210).
12       Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended
         December 31, 1997.
13       Pages 17 through 54 and pages 56 through 64 of Occidental's
         Annual Report for the fiscal year ended December 31, 1997, which are incorporated by reference in Parts I and II of
         this Annual Report on Form 10-K.
21       List of subsidiaries of Occidental at December 31, 1997.
23       Consent of Independent Public Accountants.
27.1     Financial data schedule of Occidental for the fiscal year
         ended December 31, 1997 (included only in the copy of this report filed electronically with the Securities and Exchange
         Commission).
27.2     Financial data schedule of Occidental for the fiscal year
         ended December 31, 1995 (included only in the copy of this report filed electronically with the Securities and Exchange
         Commission).
27.3     Financial data schedule of Occidental for the fiscal year
         ended December 31, 1996 (included only in the copy of this report filed electronically with the Securities and Exchange
         Commission).
27.4     Financial data schedule of Occidental for the three month
         period ended March 31, 1996 (included only in the copy of
         this report filed electronically with the Securities and
         Exchange Commission).
27.5     Financial data schedule of Occidental for the six month
         period ended June 30, 1996 (included only in the copy of
         this report filed electronically with the Securities and
         Exchange Commission).
27.6     Financial data schedule of Occidental for the nine month
         period ended September 30, 1996 (included only in the copy of this report filed electronically with the Securities and
         Exchange Commission).
27.7     Financial data schedule of Occidental for the three month
         period ended March 31, 1997 (included only in the copy of
         this report filed electronically with the Securities and
         Exchange Commission).
27.8     Financial data schedule of Occidental for the six month
         period ended June 30, 1997 (included only in the copy of
         this report filed electronically with the Securities and
         Exchange Commission).

---------------------------------------------
*Incorporated herein by reference.

27.9       Financial data schedule of Occidental for the nine month period ended September 30, 1997 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).

(B) REPORTS ON FORM 8-K

     During the fourth quarter of 1997, Occidental filed the following Current Reports on Form 8-K:

     1. Current Report on Form 8-K dated October 6, 1997 (date of earliest event reported), filed on October 17, 1997, for the purpose of reporting, under Item 5, certain recent developments.

     2. Current Report on Form 8-K dated October 16, 1997 (date of earliest event reported), filed on October 17, 1997, for the purpose of reporting, under
Item 5, Occidental's results of operations for the third quarter ended September 30, 1997.

     3. Current Report on Form 8-K dated December 18, 1997 (date of earliest event reported), filed on December 31, 1997, for the purpose of reporting, under
Item 5, Occidental's disposition of MidCon Corp.

     During the first quarter of 1998 to the date hereof, Occidental filed the following Current Report on Form 8-K:

     1. Current Report on Form 8-K dated January 26, 1998 (date of earliest event reported), filed on January 27, 1998, for the purpose of reporting, under
Item 5, Occidental's results of operations for the fourth quarter and fiscal year ended December 31, 1997.

     2. Current Report on Form 8-K dated January 30, 1998 (date of earliest event reported), filed on January 30, 1998, for the purpose of reporting, under
Item 5, the filing of restated financial statements for the fiscal year ended December 31, 1996, and each of the fiscal quarters ended March 31, June 30 and September 30, 1997, such restatement to reflect the treatment of MidCon Corp. as a discontinued operation.

     3. Current Report on Form 8-K dated January 31, 1998 (date of earliest event reported), filed on February 10, 1998, for the purpose of reporting, under
Item 2, the acquisition of the Elk Hills field and the disposition of MidCon Corp., and, under Item 5, certain recent developments.

     4. Current Report on Form 8-K dated February 11, 1998 (date of earliest event reported), filed on February 12, 1998, for the purpose of reporting, under
Item 5, Occidental's recently announced preferred stock redemption.

     5. Current Report on Form 8-K dated February 12, 1998 (date of earliest event reported), filed on February 26, 1998, for the purpose of reporting, under
Item 5, Occidental's announcement of a record date for its annual meeting.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OCCIDENTAL PETROLEUM CORPORATION

March 26, 1998                            By:            RAY R. IRANI
                                            ------------------------------------
                                                        Ray R. Irani
                                             Chairman of the Board of Directors
                                                             and
                                                  Chief Executive Officer

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                      RAY R. IRANI                          Chairman of the Board of     March 26, 1998
--------------------------------------------------------      Directors and Chief
                      Ray R. Irani                            Executive Officer

                    ANTHONY R. LEACH                        Executive Vice President     March 26, 1998
--------------------------------------------------------      and Chief Financial
                    Anthony R. Leach                          Officer

                SAMUEL P. DOMINICK, JR.                     Vice President and           March 26, 1998
--------------------------------------------------------      Controller (Chief
                Samuel P. Dominick, Jr.                       Accounting Officer)

                    JOHN S. CHALSTY                         Director                     March 26, 1998
--------------------------------------------------------
                    John S. Chalsty

                  EDWARD P. DJEREJIAN                       Director                     March 26, 1998
--------------------------------------------------------
                  Edward P. Djerejian

                      ALBERT GORE                           Director                     March 26, 1998
--------------------------------------------------------
                      Albert Gore

                     ARTHUR GROMAN                          Director                     March 26, 1998
--------------------------------------------------------
                     Arthur Groman

                     J. ROGER HIRL                          Director                     March 26, 1998
--------------------------------------------------------
                     J. Roger Hirl

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                     JOHN W. KLUGE                          Director                     March 26, 1998
--------------------------------------------------------
                     John W. Kluge

                    DALE R. LAURANCE                        Director                     March 26, 1998
--------------------------------------------------------
                    Dale R. Laurance

                    IRVIN W. MALONEY                        Director                     March 26, 1998
--------------------------------------------------------
                    Irvin W. Maloney

                    GEORGE O. NOLLEY                        Director                     March 26, 1998
--------------------------------------------------------
                    George O. Nolley

                    RODOLFO SEGOVIA                         Director                     March 26, 1998
--------------------------------------------------------
                    Rodolfo Segovia

                    AZIZ D. SYRIANI                         Director                     March 26, 1998
--------------------------------------------------------
                    Aziz D. Syriani

                    ROSEMARY TOMICH                         Director                     March 26, 1998
--------------------------------------------------------
                    Rosemary Tomich

                               INDEX TO EXHIBITS

EXHIBITS

(A)(3). EXHIBITS

 3.(i) (a)* Restated Certificate of Incorporation of Occidental, together with all certificates amendatory thereof filed with the Secretary of State of Delaware, as amended to date
           (filed as Exhibit 3.(i) to the Annual Report on Form 10-K of
           Occidental for the fiscal year ended December 31, 1994, File
           No. 1-9210, except for Exhibit 3.(i)(b) described below that is attached to this report).
           (b) Certificate of Amendment of Restated Certificate of
           Incorporation of Occidental dated April 25, 1997.
3.(ii)*    Bylaws of Occidental, as amended through December 15, 1994
           (filed as Exhibit 3.(ii) to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1994, File No. 1-9210).
 4.1 Occidental Petroleum Corporation Credit Agreement, dated as of December 18, 1997.
 4.2 Instruments defining the rights of holders of other long-term debt of Occidental and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Occidental and its subsidiaries on a consolidated basis. Occidental agrees to furnish a copy of any such instrument to the Commission upon request.
           All of the Exhibits numbered 10.1 to 10.45 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 14(c) of Form 10-K.
10.1*      Consultation Agreement, dated December 16, 1974, between
           Occidental Petroleum Corporation, a California corporation, and Arthur Groman (filed as Exhibit 10.3 to the Annual
           Report on Form 10-K of Occidental for the fiscal year ended
           December 31, 1987, File No. 1-9210).
10.2* Employment Agreement, dated May 14, 1997, between Occidental and J. Roger Hirl (filed as Exhibit 10.1 to the Quarterly
           Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1997, File No. 1-9210).
10.3* Employment Agreement, dated as of September 11, 1997, between Occidental and Dr. Ray R. Irani (filed as Exhibit
           10.1 to the Current Report on Form 8-K of Occidental dated
           October 6, 1997 (date of earliest event reported), File No.
           1-9210).
10.4*      Receipt and Acknowledgment, dated September 11, 1997, of Dr.
           Ray R. Irani and Ghada Irani (filed as Exhibit 10.2 to the
           Current Report on Form 8-K of Occidental dated October 6,
           1997 (date of earliest event reported), File No. 1-9210).
10.5* Employment Agreement, dated as of September 11, 1997, between Occidental and Dr. Dale R. Laurance (filed as
           Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).
10.6*      Receipt and Acknowledgment, dated September 11, 1997, of Dr.
           Dale R. Laurance and Lynda E. Laurance (filed as Exhibit
           10.4 to the Current Report on Form 8-K of Occidental dated
           October 6, 1997 (date of earliest event reported), File No.
           1-9210).
10.7       Employment Agreement, dated as of November 13, 1997, between
           Occidental and John F. Riordan.
10.8       Employment Agreement, dated as of April 4, 1994, between
           Occidental and Stephen I. Chazen.
10.9 Indemnification Agreement made and entered into as of February 12, 1998, between Occidental and Stephen I. Chazen.

---------------------------------------------
* Incorporated herein by reference.

10.10*    Termination of Consulting Agreement and Release, dated
          November 11, 1993, between OXY USA Inc. and George O. Nolley
          (filed as Exhibit 10.9 to the Annual Report on Form 10-K of
          Occidental for the fiscal year ended December 31, 1993, File
          No. 1-9210).
10.11* Form of Indemnification Agreement between Occidental and each of its directors (filed as Exhibit B to Occidental's
          Proxy Statement for its May 21, 1987, Annual Meeting of
          Stockholders, File No. 1-9210).
10.12*    Occidental Petroleum Corporation Split Dollar Life Insurance
          Program and Related Documents (filed as Exhibit 10.2 to the
          Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).
10.13* Occidental Petroleum Insured Medical Plan, as amended and restated effective April 29, 1994, amending and restating the Occidental Petroleum Corporation Executive Medical Plan
          (as amended and restated effective April 1, 1993) (filed as Exhibit 10 to the Quarterly Report on Form 10-Q of
          Occidental for the quarterly period ending March 31, 1994, File No. 1-9210).
10.14* Occidental Petroleum Corporation 1978 Stock Option Plan (as amended and restated effective May 21, 1987) (filed as
          Exhibit 28(a) to Occidental's Registration Statement on Form
          S-8, File No. 33-14662).
10.15*    Form of Nonqualified Stock Option Grant under Occidental
          Petroleum Corporation 1978 Stock Option Plan (filed as
          Exhibit 10.19 to the Registration Statement on Form 8-B, dated June 26, 1986, of Occidental, File No. 1-9210).
10.16*    Form of Incentive Stock Option Grant under Occidental
          Petroleum Corporation 1978 Stock Option Plan (filed as
          Exhibit 10.20 to the Registration Statement on Form 8-B, dated June 26, 1986, of Occidental, File No. 1-9210).
10.17* Occidental Petroleum Corporation 1987 Stock Option Plan, as amended through April 29, 1992 (filed as Exhibit 10.1 to the
          Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
10.18*    Form of Nonqualified Stock Option Agreement under Occidental
          Petroleum Corporation 1987 Stock Option Plan (filed as
          Exhibit 10.2 to the Quarterly Report on Form 10-Q of
          Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
10.19*    Form of Nonqualified Stock Option Agreement, with Stock
          Appreciation Right, under Occidental Petroleum Corporation
          1987 Stock Option Plan (filed as Exhibit 10.3 to the
          Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
10.20*    Form of Incentive Stock Option Agreement under Occidental
          Petroleum Corporation 1987 Stock Option Plan (filed as
          Exhibit 10.4 to the Quarterly Report on Form 10-Q of
          Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
10.21*    Form of Incentive Stock Option Agreement, with Stock
          Appreciation Right, under Occidental Petroleum Corporation
          1987 Stock Option Plan (filed as Exhibit 10.5 to the
          Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
10.22*    Occidental Petroleum Corporation 1977 Executive Long-term
          Incentive Stock Purchase Plan, as amended through December
          10, 1992 (filed as Exhibit 10.20 to the Annual Report on
          Form 10-K of Occidental for the fiscal year ended December
          31, 1992, File No. 1-9210).
10.23*    Form of award letter utilized under Occidental Petroleum
          Corporation 1977 Executive Long-term Incentive Stock
          Purchase Plan (filed as Exhibit 10.21 to the Annual Report on Form 10-K of Occidental for the fiscal year ended
          December 31, 1992, File No. 1-9210).
10.24*    Occidental Petroleum Corporation Incentive Compensation
          Plan, effective as of October 28, 1991 (filed as Exhibit
          10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1991, File No.
          1-9210).

---------------------------------------------
* Incorporated herein by reference.

10.25*    Occidental Petroleum Corporation 1988 Deferred Compensation
          Plan (as amended and restated effective as of January 1, 1994)(filed as Exhibit 10.1 to the Quarterly Report on Form
          10-Q of Occidental for the quarterly period ended September
          30, 1994, File No. 1-9210).
10.26*    Memorandum, dated February 8, 1990, regarding MidCon Corp.
          Financial Counseling Program (filed as Exhibit 10.29 to the
          Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1989, File No. 1-9210).
10.27*    Occidental Petroleum Corporation Senior Executive Deferred
          Compensation Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996)(filed as Exhibit 10.24 to the Annual Report on Form 10-K of
          Occidental for the fiscal year ended December 31, 1995, File
          No. 1-9210).
10.28*    Occidental Petroleum Corporation Senior Executive
          Supplemental Life Insurance Plan (effective as of January 1,
          1986, as amended and restated effective as of January 1,
          1996)(filed as Exhibit 10.25 to the Annual Report on Form
          10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
10.29*    Occidental Petroleum Corporation Senior Executive
          Supplemental Retirement Plan (effective as of January 1,
          1986, as amended and restated effective as of January 1,
          1996)(filed as Exhibit 10.26 to the Annual Report on Form
          10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
10.30*    Occidental Petroleum Corporation Senior Executive Survivor
          Benefit Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996)(filed as
          Exhibit 10.27 to the Annual Report on Form 10-K of
          Occidental for the fiscal year ended December 31, 1995, File
          No. 1-9210).
10.31* Occidental Petroleum Corporation 1995 Incentive Stock Plan, effective April 29, 1995 (filed as Exhibit 99.1 to
          Occidental's Registration Statement on Form S-8, File No.
          33-64719).
10.32*    Form of Incentive Stock Option Agreement under Occidental
          Petroleum Corporation 1995 Incentive Stock Plan (filed as
          Exhibit 99.2 to Occidental's Registration Statement on Form
          S-8, File No. 33-64719).
10.33*    Form of Nonqualified Stock Option Agreement under Occidental
          Petroleum Corporation 1995 Incentive Stock Plan (filed as
          Exhibit 99.3 to Occidental's Registration Statement on Form
          S-8, File No. 33-64719).
10.34*    Form of Stock Appreciation Rights Agreement under Occidental
          Petroleum Corporation 1995 Incentive Stock Plan (filed as
          Exhibit 99.4 to the Registration Statement on Form S-8, File
          No. 33-64719).
10.35*    Form of Restricted Stock Agreement under Occidental
          Petroleum Corporation 1995 Incentive Stock Plan (filed as
          Exhibit 99.5 to the Registration Statement on Form S-8, File
          No. 33-64719).
10.36*    Form of Performance Stock Agreement under Occidental
          Petroleum Corporation 1995 Incentive Stock Plan (filed as
          Exhibit 99.6 to the Registration Statement on Form S-8, File
          No. 33-64719).
10.37* Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors, effective April 26, 1996 (filed as Exhibit 99.1 to the Registration Statement on Form S-8,
          File No. 333-02901).
10.38*    Form of Restricted Stock Option Assignment under Occidental
          Petroleum Corporation 1996 Restricted Stock Plan for
          Non-Employee Directors (filed as Exhibit 99.2 to the
          Registration Statement on Form S-8, File No. 333-02901).

---------------------------------------------
* Incorporated herein by reference.

10.39*    Form of Incentive Stock Option Agreement under Occidental
          Petroleum Corporation 1995 Incentive Stock Plan (filed as
          Exhibit 10.1 to Occidental's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1996, File No. 1-9210, amends Form previously filed as Exhibit 99.2 to Occidental's
          Registration Statement on Form S-8, File No. 33-64719 and
          incorporated by reference as Exhibit 10.29 to the Annual
          Report on Form 10-K of Occidental for the fiscal year ended
          December 31, 1995, File No. 1-9210).
10.40*    Form of Nonqualified Stock Option Agreement under Occidental
          Petroleum Corporation 1995 Incentive Stock Plan (filed as
          Exhibit 10.2 to Occidental's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1996, File No. 1-9210, amends Form previously filed as Exhibit 99.3 to Occidental's
          Registration Statement on Form S-8, File No. 33-64719 and
          incorporates by reference as Exhibit 10.30 to the Annual
          Report on Form 10-K of Occidental for the fiscal year ended
          December 31, 1995, File No. 1-9210).
10.41*    Occidental Petroleum Corporation 1988 Deferred Compensation
          Plan (as amended and restated effective as of January 1,
          1996) (filed as Exhibit 10.2 to Occidental's quarterly
          report on Form 10-Q for the fiscal quarter ended September
          30, 1996, File No. 1-9210).
10.42*    MidCon Corp. Savings Plan (filed as Exhibit 99.1 to
          Occidental's Registration Statement on Form S-8, File No.
          333-17879).
10.43*    Amendment No. 1 to MidCon Corp. Savings Plan (filed as
          Exhibit 99.1 to Occidental's Registration Statement on Form
          S-8, File No. 333-17879).
10.44*    MidCon Corp. Supplemental Retirement Plan (effective as of
          January 1, 1997).
10.45*    Form of 1997 Performance Stock Option Agreement under the
          1995 Incentive Stock Plan of Occidental Petroleum
          Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended
          June 30, 1997, File No. 1-9210).
10.46*    Grant of option agreement, executed October 5, 1997, between the Department of Energy and Occidental related to the
          purchase of the U.S. Government's 78 percent interest in the
          Elk Hills field (filed as Exhibit 10.1 to the Quarterly
          Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1997, File No. 1-9210).
10.47*    Stock Purchase Agreement dated as of December 18, 1997, by and among Occidental, as seller, and KN Energy, Inc., as
          buyer, together with the exhibits thereto (filed as Exhibit
          10.1 to the Current Report on Form 8-K of Occidental dated
          January 31, 1998 (date of earliest event reported), File No.
          1-9210).
10.48*    Amendment No. 1 to Stock Purchase Agreement dated January
          30, 1998, between Occidental, as seller, and KN Energy,
          Inc., as buyer, together with exhibit thereto (filed as
          Exhibit 10.2 to the Current Report on Form 8-K of Occidental
          dated January 31, 1998 (date of earliest event reported),
          File No. 1-9210).
10.49*    Supplemental Agreement dated as of January 20, 1998, by and between Occidental and KN Energy, Inc., together with the
          exhibits thereto (filed as Exhibit 10.3 to the Current
          Report on Form 8-K of Occidental dated January 31, 1998
          (date of earliest event reported), File No. 1-9210).
12        Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended
          December 31, 1997.
13        Pages 17 through 54 and pages 56 through 64 of Occidental's
          Annual Report for the fiscal year ended December 31, 1997, which are incorporated by reference in Parts I and II of
          this Annual Report on Form 10-K.
21        List of subsidiaries of Occidental at December 31, 1997.
23        Consent of Independent Public Accountants.

---------------------------------------------
* Incorporated herein by reference.

27.1       Financial data schedule of Occidental for the fiscal year ended December 31, 1997 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).
27.2       Financial data schedule of Occidental for the fiscal year ended December 31, 1995 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).
27.3       Financial data schedule of Occidental for the fiscal year ended December 31, 1996 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).
27.4       Financial data schedule of Occidental for the three month period ended March 31, 1996 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).
27.5       Financial data schedule of Occidental for the six month period ended June 30, 1996 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).
27.6       Financial data schedule of Occidental for the nine month period ended September 30, 1996 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).
27.7       Financial data schedule of Occidental for the three month period ended March 31, 1997 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).
27.8       Financial data schedule of Occidental for the six month period ended June 30, 1997 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).
27.9       Financial data schedule of Occidental for the nine month period ended September 30, 1997 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).