Form 10-Q
period 1998-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 1998-05-15
CIK 797468

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

        10889 WILSHIRE BOULEVARD
         LOS ANGELES, CALIFORNIA                                 90024
(Address of principal executive offices)                      (Zip Code)

                                 (310) 208-8800
              (Registrant's telephone number, including area code)

                              ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at March 31, 1998
     ---------------------------                  -----------------------------
     Common stock $.20 par value                       367,328,137 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS


                                                                                      PAGE

PART I   FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Consolidated Condensed Balance Sheets --
                        March 31, 1998 and December 31, 1997                            2

                     Consolidated Condensed Statements of Operations --
                        Three months ended March 31, 1998 and 1997                      4

                     Consolidated Condensed Statements of Cash Flows --
                        Three months ended March 31, 1998 and 1997                      5

                     Notes to Consolidated Condensed Financial Statements               6

         Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                           13


PART II  OTHER INFORMATION

         Item 1.     Legal Proceedings                                                 18

         Item 4.     Submission of Matters to a Vote of Security-Holders               18

         Item 6.     Exhibits and Reports on Form 8-K                                  19

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                              (Amounts in millions)


                                                                          1998          1997
==================================================================    ========     =========
ASSETS


CURRENT ASSETS

    Cash and cash equivalents (Note 5)                                $    255     $     113

    Receivables, net                                                       696           813

    Inventories (Note 6)                                                   669           604

    Prepaid expenses, note receivable and other                          1,610           386
                                                                      --------     ---------

        Total current assets                                             3,230         1,916


LONG-TERM RECEIVABLES, net                                                 135           153



EQUITY INVESTMENTS (Note 11)                                               916           921



PROPERTY, PLANT AND EQUIPMENT, at cost, net of
    accumulated depreciation, depletion and amortization of $7,935
    at March 31, 1998 and $7,967 at December 31, 1997 (Note 7)          11,854         8,590


OTHER ASSETS                                                               493           470



NET ASSETS OF DISCONTINUED OPERATIONS                                       --         3,232

                                                                      --------     ---------
                                                                      $ 16,628     $  15,282
==================================================================    ========     =========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                              (Amounts in millions)


                                                                          1998          1997
==================================================================    ========     =========
LIABILITIES AND EQUITY

CURRENT LIABILITIES

    Current maturities of long-term debt and
      capital lease liabilities                                       $  1,401     $       6

    Notes payable                                                           27            35

    Accounts payable                                                       545           717

    Accrued liabilities                                                    966         1,063

    Domestic and foreign income taxes                                      222            49
                                                                      --------     ---------

        Total current liabilities                                        3,161         1,870
                                                                      --------     ---------

LONG-TERM DEBT, net of current maturities
   and unamortized discount                                              5,931         4,925
                                                                      --------     ---------

DEFERRED CREDITS AND OTHER LIABILITIES

    Deferred and other domestic and foreign income taxes                   871         1,028

    Other                                                                2,614         3,173
                                                                      --------     ---------

                                                                         3,485         4,201
                                                                      --------     ---------

STOCKHOLDERS' EQUITY

    Nonredeemable preferred stock, stated at liquidation value             295         1,125

    ESOP preferred stock, at par value                                      --         1,400

    Unearned ESOP shares                                                    --        (1,348)

    Common stock, at par value                                              73            68

    Additional paid-in capital                                           4,617         4,149

    Retained earnings(deficit)                                            (921)       (1,097)

    Accumulated other comprehensive income                                 (13)          (11)
                                                                      --------     ---------
                                                                         4,051         4,286
                                                                      --------     ---------
                                                                      $ 16,628     $  15,282
==================================================================    ========     =========


The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                (Amounts in millions, except per-share amounts)

                                                                          Three Months Ended
                                                                                    March 31
                                                                      ----------------------
                                                                          1998          1997
==================================================================    ========     =========
REVENUES
    Net sales
        Oil and gas operations                                        $    740     $     842
        Chemical operations                                                960         1,075
                                                                      --------     ---------
                                                                         1,700         1,917

    Interest, dividends and other income                                    78            15
    Gains on disposition of assets, net                                    107            --
    Income from equity investments (Note 11)                                 7            18
                                                                      --------     ---------

                                                                         1,892         1,950
                                                                      --------     ---------
COSTS AND OTHER DEDUCTIONS
    Cost of sales                                                        1,265         1,327
    Selling, general and administrative and other
      operating expenses                                                   178           196
    Environmental remediation                                               --             6
    Exploration expense                                                     23            25
    Interest and debt expense, net                                         131           108
                                                                      --------     ---------

                                                                         1,597         1,662
                                                                      --------     ---------
Income(loss) from continuing operations before taxes                       295           288
Provision for domestic and foreign income and other taxes (Note 10)        156           161
                                                                      --------     ---------
Income(loss) from continuing operations                                    139           127
Discontinued operations, net (Note 3)                                       38            52
                                                                      --------     ---------

NET INCOME(LOSS)                                                           177           179
Preferred dividends                                                         (4)          (23)
                                                                      --------     ---------

EARNINGS(LOSS) APPLICABLE TO COMMON STOCK                             $    173     $     156
                                                                      ========     =========

BASIC EARNINGS PER COMMON SHARE
    Income(loss) from continuing operations                           $    .39     $     .32
    Discontinued operations, net                                           .11           .16
                                                                      ========     =========
Basic earnings(loss) per common share                                 $    .50     $     .48
                                                                      ========     =========

DILUTED EARNINGS PER COMMON SHARE
    Income(loss) from continuing operations                           $    .38     $     .31
    Discontinued operations, net                                           .11           .15
                                                                      ========     =========
Diluted earnings(loss) per common share                               $    .49     $     .46
                                                                      ========     =========

DIVIDENDS PER COMMON SHARE                                            $    .25     $     .25
                                                                      ========     =========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                   344.5         329.7
==================================================================    ========     =========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                              (Amounts in millions)

                                                                                  1998          1997
=========================================================================      =======       =======
CASH FLOW FROM OPERATING ACTIVITIES
    Net income from continuing operations                                      $   139       $   127
    Adjustments to reconcile income to net cash provided(used) by operating activities:
        Depreciation, depletion and amortization of assets                         230           204
        Deferred income tax provision                                                3            42
        Other noncash charges to income                                             --            18
        Gains on disposition of assets, net                                       (107)           --
        Income from equity investments                                              (7)          (18)
        Exploration expense                                                         23            25
    Changes in operating assets and liabilities                                   (147)         (226)
    Other operating, net                                                           (82)          (47)
                                                                               -------       -------
                                                                                    52           125
    Operating cash flow from discontinued operations                              (244)          149
                                                                               -------       -------
        Net cash provided(used) by operating activities                           (192)          274
                                                                               -------       -------

CASH FLOW FROM INVESTING ACTIVITIES
    Capital expenditures                                                          (280)         (262)
    Proceeds from disposal of property, plant and equipment, net                   131            --
    Purchase of businesses, net                                                 (3,516)           --
    Sale of businesses, net                                                      2,027            --
    Other investing, net                                                             6             8
                                                                               -------       -------
                                                                                (1,632)         (254)
    Investing cash flow from discontinued operations                                (6)           (8)
                                                                               -------       -------
        Net cash used by investing activities                                   (1,638)         (262)
                                                                               -------       -------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                    10             4
    Net proceeds from commercial paper and revolving credit agreements           2,605           153
    Payments on long-term debt and capital lease liabilities                      (212)          (26)
    Proceeds from issuance of common stock                                           5             7
    Repurchase of common stock                                                    (324)           --
    Proceeds of notes payable                                                       (8)           30
    Cash dividends paid                                                           (105)         (105)
    Other financing, net                                                             1           (13)
                                                                               -------       -------
                                                                                 1,972            50
    Financing cash flow from discontinued operations                                --           (17)
                                                                               -------       -------
        Net cash provided by financing activities                                1,972            33
                                                                               -------       -------

Increase in cash and cash equivalents                                              142            45

Cash and cash equivalents--beginning of period                                     113           258
                                                                               -------       -------

Cash and cash equivalents--end of period                                       $   255       $   303
=========================================================================      =======       =======


The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1998

1.   General

     The accompanying unaudited consolidated condensed financial statements have been prepared by Occidental Petroleum Corporation (Occidental) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in Occidental's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K).

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of March 31, 1998 and the consolidated results of operations and cash flows for the three months then ended. The results of operations and cash flows for the period ended March 31, 1998 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 1998 presentation.

     Reference is made to Note 1 to the consolidated financial statements incorporated by reference in the 1997 Form 10-K for a summary of significant accounting policies.

2.   Changes in Accounting Principles

     Effective January 1, 1998, Occidental adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130--"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The implementation of SFAS No. 130 did not have an impact on Occidental's results of operations. The prior year financial statements have been restated to conform to the new presentation. Occidental's comprehensive income was $175 million and $171 million for the first quarter of 1998 and 1997, respectively.

     Effective January 1, 1998, Occidental adopted the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting and display of information about operating segments. It supersedes or amends several Financial Accounting Standards Board statements, most notably, SFAS No. 14--"Financial Reporting for Segments of a Business Enterprise." The implementation of SFAS No. 131 did not have an impact on Occidental's consolidated financial position or results of operations. Occidental now reports equity earnings or losses from unconsolidated subsidiaries in the respective business segment rather than, as previously reported, as a Corporate item. Accordingly, 1997 segment results have been restated. See
     Note 13 to the consolidated condensed financial statements for the required disclosures.

3.   Asset Acquisitions and Dispositions

     On January 31, 1998 Occidental completed the sale of MidCon, its natural gas transmission and marketing business for net cash proceeds of approximately $1.7 billion and a fixed-rate interest bearing note payable January 4, 1999 to Occidental for approximately $1.4 billion. In the fourth quarter of 1997 Occidental classified MidCon and its subsidiaries as a discontinued operation. As of December 31, 1997, the operating assets and liabilities of MidCon were reclassified as net assets of discontinued operations on the balance sheet and consisted of current assets of $428 million; net property, plant and equipment of $5.536 billion; other assets of $64 million; current liabilities of $442 million and long-term liabilities of $2.354 billion.

     On February 5, 1998, Occidental acquired the U.S. government's approximate 78 percent interest in the Elk Hills Naval Petroleum Reserve oil and gas fields (the "Elk Hills Field") for approximately $3.5 billion. Occidental's results of operations include the operations of the Elk Hills Field from the date of acquisition. However, pro forma earnings for the quarterly periods ended March 31, 1998 and 1997, including historical Elk Hills results as if the acquisition had occurred at the beginning of each period, would not have been materially different. Pro forma revenues would have been $1.9 billion and $2.1 billion for the quarterly periods ended March 31, 1998 and 1997, respectively. The pro forma calculations were made with historical operating results for the Elk Hills Field prior to ownership by Occidental and did not reflect anticipated future production enhancements in the Elk Hills Field and operational cost improvements expected to be realized.

     In February 1998, Occidental sold its entire interest in an oilfield development project in Venezuela for approximately $205 million in cash plus contingent payments of up to $90 million over six years based on oil prices. In addition, in March 1998 Occidental sold certain Oklahoma oil and gas properties and interests in the Austin Chalk area of Louisiana and in the Rocky Mountain region and other oil and gas properties for aggregate proceeds of approximately $231 million, $100 million of which was received in April 1998. These sales resulted in net pretax gains of approximately $105 million.

     See Note 14 to the consolidated condensed financial statements for additional information regarding the contribution of certain chemical assets to a partnership and other asset dispositions.


4.   Supplemental Cash Flow Information

     Cash payments during the three months ended March 31, 1998 and 1997 included federal, foreign and state income taxes of approximately $28 million and $16 million, respectively. Interest paid (net of interest capitalized) totaled approximately $115 million and $101 million for the three months ended March 31, 1998 and 1997, respectively.


5.   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $145 million and $50 million at March 31, 1998 and December 31, 1997, respectively.

6.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

           Balance at               March 31, 1998    December 31, 1997
           ======================  =================  =================
           Raw materials               $   105            $   102
           Materials and supplies          198                189
           Work in process                  22                 22
           Finished goods                  389                342
                                       -------            -------
                                           714                655
           LIFO reserve                    (45)               (51)
                                       =======            =======
           Total                       $   669            $   604
                                       =======            =======


7.   Property, Plant and Equipment

     Reference is made to the consolidated balance sheets and Note 1 thereto incorporated by reference in the 1997 Form 10-K for a description of investments in property, plant and equipment.

8.   Retirement Plans and Postretirement Benefits

     Reference is made to Note 14 to the consolidated financial statements incorporated by reference in the 1997 Form 10-K for a description of the retirement plans and postretirement benefits of Occidental and its subsidiaries.

9.   Lawsuits, Claims, Commitments, Contingencies and Related Matters

     Occidental and certain of its subsidiaries have been named as defendants or as potentially responsible parties in a substantial number of lawsuits, claims and proceedings, including governmental proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and corresponding state acts. These governmental proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties, aggregating substantial amounts. Occidental is usually one of many companies in these proceedings, and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs which can be reasonably estimated.

     During the course of its operations, Occidental is subject to audit by taxing authorities for varying periods in various tax jurisdictions.

     Occidental has certain other commitments under contracts, guarantees and joint ventures, and certain other contingent liabilities. Additionally, Occidental agreed to participate in the development of certain natural gas reserves and construction of a liquefied natural gas plant in Malaysia and the development of certain natural gas reserves and the construction of a pipeline and related facilities in the Philippines.

     It is impossible at this time to determine the ultimate liabilities that Occidental and its subsidiaries may incur resulting from the foregoing lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. Several of these matters may involve substantial amounts, and if these were to be ultimately resolved unfavorably to the full amount of their maximum potential exposure, an event not currently anticipated, it is possible that such event could have a material adverse effect upon Occidental's consolidated financial position or results of operations. However, in management's opinion, after taking into account reserves, it is unlikely that any of the foregoing matters will have a material adverse effect upon Occidental's consolidated financial position or results of operations.

     Reference is made to Note 10 to the consolidated financial statements incorporated by reference in the 1997 Form 10-K for information concerning Occidental's long-term purchase obligations for certain products and services.

10.  Income Taxes

     The provision for taxes based on income for the 1998 and 1997 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income.

     At December 31, 1997, Occidental had, for U.S. federal income tax return purposes, an alternative minimum tax credit carryforward of $165 million available to reduce future income taxes. The alternative minimum tax credit carryforward does not expire.

11.  Investments

     Investments in companies, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At March 31, 1998, Occidental's equity investments consisted primarily of a pipeline in the Dutch sector of the North Sea, an investment of approximately 29 percent in the common shares of Canadian Occidental Petroleum Ltd. and various chemical partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):


         Three Months Ended March 31,                            1998         1997
         ============================                       =========    =========
         Revenues                                           $     210    $     226
         Costs and expenses                                       203          208
                                                            ---------    ---------
         Net income                                         $       7    $      18
                                                            =========    =========

12.  Summarized Financial Information of Wholly-Owned Subsidiary

     Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY USA). The following tables present summarized financial information for OXY USA (in millions):

         Three Months Ended March 31,                            1998         1997
         ============================                       =========    =========
         Revenues                                           $     396    $     310
         Costs and expenses                                       308          242
                                                            ---------    ---------
         Net income                                         $      88    $      68
                                                            =========    =========


         Balance at                             March 31, 1998   December 31, 1997
         ================================    =================   =================
         Current assets                           $     216           $     150
         Intercompany receivable                  $      70           $      29
         Noncurrent assets                        $   1,930           $   2,024
         Current liabilities                      $     252           $     259
         Interest bearing note to parent          $      81           $      89
         Noncurrent liabilities                   $   1,046           $   1,106
         Stockholders' equity                     $     837           $     749
         --------------------------------    -----------------   -----------------


13.  Industry Segments

     Occidental has elected to adopt early the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." Occidental has identified two reportable segments through which it conducts its continuing operations: oil and gas and chemical. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The oil and gas segment explores for, develops, produces and markets crude oil and natural gas domestically and internationally. The chemical segment is a highly integrated business that manufactures and markets, domestically and internationally, a variety of chlorovinyls (basic chemicals and polymers and plastics), specialty chemicals and petrochemicals. See Note 14 to the consolidated condensed financial statements for a discussion regarding the contribution of certain chemical assets to a partnership.

     Earnings of industry segments and geographic areas exclude interest income, interest expense, unallocated corporate expenses, discontinued operations and extraordinary items, but include income from equity investments and gains from dispositions of segment and geographic area assets. Intersegment sales and transfers between geographic areas are made at prices approximating current market values and are not significant.

     Foreign income and other taxes and certain state taxes are included in segment earnings on the basis of operating results. U.S. federal income taxes are not allocated to segments except for amounts in lieu thereof that represent the tax effect of operating charges or credits resulting from purchase accounting adjustments which arise due to the implementation in 1992 of SFAS No. 109--"Accounting for Income Taxes."

     Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, short-term investments, certain corporate receivables, an intrastate pipeline, other assets and net assets of discontinued operations.

Industry Segments
-----------------
In millions

                                                     Oil and Gas          Chemical         Corporate             Total
==================================================   ===========       ===========       ===========       ===========
Quarter ended March 31, 1998

     Net sales                                        $      740(a)     $      960(b)     $       --        $    1,700
                                                      ==========        ==========        ==========        ==========
     Pretax operating profit(loss)                    $      269(c)     $      161        $     (135)(d)    $      295
     Income taxes                                            (37)               (3)             (116)(e)          (156)
     Discontinued operations, net                             --                --                38                38
                                                      ----------        ----------        ----------        ----------
     Net income(loss)                                 $      232        $      158        $     (213)       $      177
                                                      ==========        ==========        ==========        ==========
     Investment in unconsolidated subsidiaries        $      210        $      390        $      316        $      916
                                                      ==========        ==========        ==========        ==========
     Property, plant and equipment additions, net     $      212        $       68        $       --        $      280
                                                      ==========        ==========        ==========        ==========
     Depreciation, depletion and amortization         $      153        $       69        $        8        $      230
                                                      ==========        ==========        ==========        ==========
     Total assets                                     $    8,106        $    5,596        $    2,926 (f)    $   16,628
==================================================    ==========        ==========        ==========        ==========
Quarter ended March 31, 1997

     Net sales                                        $      842(a)     $    1,075(g)     $       --        $    1,917
                                                      ==========        ==========        ==========        ==========
     Pretax operating profit(loss)                    $      327        $       98        $     (137)(d)    $      288
     Income taxes                                            (80)               (6)              (75)(e)          (161)
     Discontinued operations, net                             --                --                52                52
                                                      ----------        ----------        ----------        ----------
     Net income(loss)                                 $      247        $       92        $     (160)       $      179
                                                      ==========        ==========        ==========        ==========
     Investment in unconsolidated subsidiaries        $      251        $      440        $      289        $      980
                                                      ==========        ==========        ==========        ==========
     Property, plant and equipment additions, net     $      206        $       56        $       --        $      262
                                                      ==========        ==========        ==========        ==========
     Depreciation, depletion and amortization         $      133        $       63        $        8        $      204
                                                      ==========        ==========        ==========        ==========
     Total assets                                     $    4,605        $    5,532        $    4,993 (f)    $   15,130
==================================================    ==========        ==========        ==========        ==========

(a) Oil sales represented approximately 63 percent and 70 percent of net sales for the quarterly periods ending March 31, 1998 and March 31, 1997, respectively. Gas sales accounted for the remainder.

(b) Product sales were approximately 55 percent in chlorovinyls, 37 percent in petrochemicals and 16 percent in specialty chemicals, prior to intercompany eliminations which represented approximately 8 percent of net sales.

(c) Includes net pretax gains of approximately $105 million from the sale of certain nonstrategic oil and gas properties.

(d) Includes unallocated net interest expense, administration expense and other items.

(e)     Includes unallocated income taxes.

(f) Includes the net assets of an intrastate pipeline. At March 31, 1998, this amount also includes a note receivable of approximately $1.4 billion in connection with the sale of MidCon. At March 31, 1997, this amount also includes the net assets of discontinued operations of approximately $3.5 billion.

(g) Product sales were approximately 53 percent in chlorovinyls, 42 percent in petrochemicals and 14 percent in specialty chemicals, prior to intercompany eliminations which represented approximately 9 percent of net sales.

Geographic Areas
----------------
In millions

                                                                         Property, Plant and
                                                        Net Sales(a)          Equipment, Net
                                         ------------------------   ------------------------
For the Quarter ended March 31,                 1998         1997          1998          1997
======================================   ===========  ===========   ===========   ===========
   United States                         $     1,342  $     1,452   $    10,116   $     6,715
   Qatar                                         112          103           708           437
   Peru                                           33           54           124           101
   Colombia                                       31           60            95           110
   Other Foreign                                 182          248           811           861
                                         -----------  -----------   -----------   -----------
                                         $     1,700  $     1,917   $    11,854   $     8,224
======================================   ===========  ===========   ===========   ===========

(a) Sales are shown by individual country based on the location of the entity making the sale.

14.  Subsequent Events

     On March 19, 1998, Occidental entered into an agreement with Lyondell Petrochemical Company (Lyondell) and Millennium Chemicals Inc. (Millennium) to contribute Occidental's ethylene, propylene, ethylene oxide and ethylene glycol derivatives businesses (collectively, the petrochemicals business) to a joint venture partnership called Equistar Chemicals, LP (Equistar), in return for a 29.5 percent interest in such partnership, receipt of $420 million in cash and the assumption of $205 million of Occidental capital lease obligations and other liabilities by Equistar. Through their respective subsidiaries, Lyondell and Millennium are the original partners of Equistar. The transaction is expected to close in May 1998, at which time Lyondell would own 41 percent of Equistar and Occidental and Millennium would each own 29.5 percent. Occidental does not expect to record a gain or loss on the transaction.

     Subsequent to March 31, 1998, Occidental completed the sale of certain additional nonstrategic assets as part of an asset redeployment program. Occidental expects to record a net gain on the sales.

     In April 1998, Occidental issued $900 million par value of long-term debt. The scheduled maturities range from 5 to 30 years. The proceeds were used to repay outstanding commercial paper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Occidental's net income for the first quarter of 1998 was $177 million, on net sales of $1.7 billion, compared with $179 million, on net sales of $1.9 billion, for the same period of 1997. Basic earnings per common share were $.50 for the first quarter of 1998, compared with $.48 for the same period of 1997.

The 1998 and 1997 first quarter earnings included $38 million and $52 million, respectively, to reflect the natural gas transmission and marketing subsidiary, MidCon as a discontinued operation. The first quarter 1998 amount reflects the closing of the sale of MidCon and the finalization of the discontinued operations reserve. Occidental completed the sale of MidCon in January 1998 for net cash proceeds of approximately $1.7 billion and a fixed-rate interest bearing note payable January 1999 to Occidental for approximately $1.4 billion. The 1998 first quarter earnings also included net pretax gains of approximately $105 million from the sale of certain nonstrategic oil and gas properties included in the previously announced asset redeployment program. Earnings before special items were $89 million for the first quarter of 1998, compared with $127 million for the same period in 1997. The decrease in earnings before special items reflected lower worldwide crude oil and natural gas prices, partially offset by increased crude oil production in the United States and Eastern Hemisphere and higher chemical earnings. The higher chemical earnings reflected lower feedstock costs and higher caustic soda margins, partially offset by lower ethylene, propylene and commodity resin prices.

The decrease in net sales in the first quarter of 1998, compared with the same period in 1997, primarily reflected lower worldwide crude oil and natural gas prices in the oil and gas division and lower prices and volumes for certain chemical products.

Interest, dividends and other income in the first quarter of 1998 included interest earned on the note receivable from the sale of MidCon.

The increase in interest and debt expense reflected the impact of temporarily higher debt levels used to fund a portion of the acquisition of the U.S. government's approximate 78 percent interest in the Elk Hills Naval Petroleum Reserve oil and gas fields (the "Elk Hills Field").

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):

                                                         First Quarter
                                                 ---------------------
                                                    1998          1997
                                                 =======       =======
    DIVISIONAL NET SALES
        Oil and gas                              $   740       $   842
        Chemical                                     960         1,075
                                                 =======       =======
    NET SALES                                    $ 1,700       $ 1,917
                                                 =======       =======

    DIVISIONAL EARNINGS
        Oil and gas                              $   232       $   247
        Chemical                                     158            92
                                                 -------       -------
                                                     390           339
    UNALLOCATED CORPORATE ITEMS
        Interest expense, net                       (112)         (101)
        Income taxes, administration and other      (139)         (111)
                                                 -------       -------
    INCOME FROM CONTINUING OPERATIONS                139           127
        Discontinued operations, net                  38            52
                                                 -------       -------
    NET INCOME                                   $   177       $   179
                                                 =======       =======

Oil and gas earnings for the first quarter of 1998 were $232 million, compared with $247 million for the same period of 1997. Oil and gas divisional earnings before special items were $127 million for the first quarter of 1998, compared with $247 million for the first quarter of 1997. The first quarter of 1998 earnings included pretax gains of approximately $105 million related to the sale of nonstrategic assets located in Venezuela and the United States. The decrease in earnings before special items reflects primarily the negative impact of lower worldwide crude oil and natural gas prices, partially offset by increased crude oil production in the United States and Eastern Hemisphere. Approximately 13 percent and 14 percent of oil and gas net sales were attributed to oil trading activity in 1998 and 1997, respectively. The results of oil trading were not significant. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

Chemical earnings for the first quarter of 1998 were $158 million, compared with $92 million for the same period of 1997. The improvement in 1998 earnings resulted primarily from lower feedstock costs and higher caustic soda margins, partially offset by lower ethylene, propylene and commodity resin prices. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors, accordingly, Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products.

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first quarter of 1998 and 1997, divisional earnings benefited by $10 million in each period from credits allocated. This included credits of $3 million and $7 million at oil and gas and chemical, respectively, in the first quarter of 1998 and $4 million and $6 million at oil and gas and chemical, respectively, for the first quarter of 1997.

Occidental and certain of its subsidiaries have been named as defendants or as potentially responsible parties in a substantial number of lawsuits, claims and proceedings, including governmental proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and corresponding state acts. These governmental proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties, aggregating substantial amounts. Occidental is usually one of many companies in these proceedings, and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs which can be reasonably estimated.

During the course of its operations, Occidental is subject to audit by taxing authorities for varying periods in various tax jurisdictions. Occidental has certain other commitments under contracts, guarantees and joint ventures, and certain other contingent liabilities. Additionally, Occidental agreed to participate in the development of certain natural gas reserves and construction of a liquefied natural gas plant in Malaysia and the development of certain natural gas reserves and the construction of a pipeline and related facilities in the Philippines.

It is impossible at this time to determine the ultimate liabilities that Occidental and its subsidiaries may incur resulting from the foregoing lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. Several of these matters may involve substantial amounts, and if these were to be ultimately resolved unfavorably to the full amount of their maximum potential exposure, an event not currently anticipated, it is possible that such event could have a material adverse effect upon Occidental's consolidated financial position or results of operations. However, in management's opinion, after taking into account reserves, it is unlikely that any of the foregoing matters will have a material adverse effect upon Occidental's consolidated financial position or results of operations.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities from continuing operations was $52 million for the first quarter of 1998, compared with $125 million for the same period of 1997. The decrease primarily reflected the impact of lower worldwide crude oil and natural gas prices. Included in total cash flow from operating activities is cash used by discontinued operations of $244 million in 1998 and cash provided by discontinued operations of $149 million in 1997. The 1998 amount included the effect of receivables repurchased in connection with the sale of MidCon. The 1998 and 1997 noncash charges included employee benefit plans expense and various other charges.

Occidental's net cash used by investing activities was $1.638 billion for the first quarter of 1998, compared with $262 million for the same period of 1997. The 1998 amount reflected cash used of $3.5 billion for the purchase of the Elk Hills Field and capital expenditures of $280 million. The 1998 amount also reflected proceeds of $2.2 billion, primarily from the sale of MidCon, as well as disposals of property, plant and equipment. Capital expenditures were $280 million in 1998, including $212 million in oil and gas and $68 million in chemical. Capital expenditures were $262 million in 1997, including $206 million in oil and gas and $56 million in chemical.

Financing activities provided net cash of $1.972 billion in the first quarter of 1998, compared with $33 million for the same period of 1997. The 1998 amount reflected net cash provided of $2.4 billion primarily from proceeds from borrowings to fund a portion of the acquisition of the Elk Hills Field in February 1998. The 1998 amount also included cash used of $324 million for the repurchase of Occidental common stock and $105 million for the payment of dividends. The 1997 amount reflected net cash provided of $161 million, primarily from proceeds from borrowings, and cash used for the payment of dividends of $105 million.

On March 19, 1998, Occidental entered into an agreement with Lyondell Petrochemical Company (Lyondell) and Millennium Chemicals Inc. (Millennium) to contribute Occidental's ethylene, propylene, ethylene oxide and ethylene glycol derivatives businesses (collectively, the petrochemicals business) to a joint venture partnership called Equistar Chemicals, LP (Equistar), in return for a
29.5 percent interest in such partnership, receipt of $420 million in cash and the assumption of $205 million of Occidental capital lease obligations and other liabilities by Equistar. Through their respective subsidiaries, Lyondell and Millennium are the original partners of Equistar. The transaction is expected to close in May 1998, at which time Lyondell would own 41 percent of Equistar and Occidental and Millennium would each own 29.5 percent. Occidental does not expect to record a gain or loss on the transaction.

Subsequent to March 31, 1998, Occidental completed the sale of certain additional nonstrategic assets as part of an asset redeployment program. Occidental expects to record a net gain on the sales which may be material to quarterly results.

In April 1998, Occidental issued $900 million par value of long-term debt. The scheduled maturities range from 5 to 30 years. The proceeds were used to repay outstanding commercial paper.

Cash used by investing activities exceeded cash provided by operating activities in the first quarter of 1998. However, for 1998, Occidental expects that cash generated from operations and asset sales will be adequate to meet its operating requirements, capital spending and dividend payments. Occidental also has substantial borrowing capacity to meet unanticipated cash requirements. Available but unused lines of committed bank credit totaled approximately $1.3 billion at March 31, 1998, compared with $1.5 billion at December 31, 1997.

The balance in prepaid expenses, note receivable and other at March 31, 1998 includes the note receivable of approximately $1.4 billion, received in connection with the sale of MidCon. The balance in property, plant and equipment at March 31, 1998 includes the property from the acquisition of the Elk Hills Field. The balance in net assets of discontinued operations at December 31, 1997 included the operating assets and liabilities of MidCon which was classified as a discontinued operation in the fourth quarter of 1997 and consisted of current assets of $428 million; net property, plant and equipment of $5.536 billion; other assets of $64 million; current liabilities of $442 million and long-term liabilities of $2.354 billion.

Current maturities of long-term debt and capital lease liabilities increased reflecting the current portion of long-term debt that is expected to be paid in the first quarter of 1999 using the proceeds of the $1.4 billion note receivable discussed above. The increase in domestic and foreign income taxes payable reflected taxes payable in connection with the sale of MidCon. The decrease in deferred and other domestic and foreign income taxes reflected the transfer of certain amounts related to the MidCon sale to current domestic and foreign income taxes. The increase in long-term debt reflected increased commercial paper borrowings to fund a portion of the acquisition of the Elk

Hills Field. Other deferred credits decreased reflecting the payment of amounts associated with the sale of MidCon. The decrease in nonredeemable preferred stock primarily reflected the conversion, in March 1998, of all of the 15.1 million shares of Occidental's $3.875 preferred stock into 33.2 million shares of common stock. The decrease in ESOP preferred stock and unearned ESOP shares resulted from the completion of the sale of MidCon.

Additional paid-in capital increased due to preferred stock conversions, partially offset by common stock repurchased under the common stock repurchase program. During the quarter ended March 31, 1998, Occidental purchased 11.5 million shares of common stock for approximately $324.1 million. Total shares repurchased from the inception of the program through May 1, 1998 were 23.2 million for approximately $663.2 million. Occidental expects to repurchase up to 40 million shares of common stock under the program which should be completed before year-end 1998.

Effective January 1, 1998, Occidental adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130--"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The implementation of SFAS No. 130 did not have an impact on Occidental's results of operations. The prior year financial statements have been restated to conform to the new presentation.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." Occidental adopted this statement effective January 1, 1998 and will now report equity earnings or losses from unconsolidated subsidiaries in the respective business segment rather than, as previously reported, as a Corporate item. Accordingly, 1997 segment results have been restated. The implementation of SFAS No. 131 did not have an impact on Occidental's consolidated financial position or results of operations.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5--"Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires that costs of start-up activities, including organizational costs, be expensed as incurred. The initial application of the statement will result in a charge to income for any costs of start-up activities that have not yet been fully amortized. Occidental will implement SOP 98-5 effective January 1, 1999. Although a final amount has not been determined, the initial adoption of SOP 98-5 is not expected to have a material impact on Occidental's financial position or results of operations.

ENVIRONMENTAL MATTERS

Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations also are subject to varied environmental protection laws. Costs associated with environmental compliance have increased over time and may continue to rise in the future.

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

As of March 31, 1998, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 182 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 182 sites include 67 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability, and 2 sites at which the extent of such retained liability is disputed. Of the remaining 113 sites, Occidental has had no recent or significant communication or activity with government agencies or other PRPs at 3 sites, has denied involvement at 15 sites and has yet to determine involvement in 16 sites. With respect to the remaining 79 of these sites, Occidental is in various stages of evaluation. For 71 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 71 sites include 15 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 8 of the 79 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1997 Annual Report on Form 10-K and Note 9 to the consolidated condensed financial statements in Part I hereof.

ENVIRONMENTAL PROCEEDINGS

On April 28, 1998, the U.S. Department of Justice filed a civil lawsuit against Occidental Chemical Corporation (OCC) in the U.S. District Court for the Middle District of Pennsylvania on behalf of the U.S. Environmental Protection Agency. The lawsuit, which involves the Centre County Kepone Superfund Site at State College, Pennsylvania, seeks approximately $12 million in penalties and governmental response costs, a declaratory judgment that OCC is a liable party under the Superfund statute, and an order requiring OCC to carry out the remedy that is being performed by the site owner. OCC intends to defend this lawsuit vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Occidental's 1998 Annual Meeting of Stockholders (the Annual Meeting) was held on May 1, 1998. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

        1. The five nominees proposed by the Board of Directors were elected as directors by the following votes:

                     Name                       For                Withheld
           --------------------------     ----------------     ----------------
               Dr. Ray R. Irani             254,367,084           53,220,253
               Dr. Dale R. Laurance         255,129,224           52,458,113
               Edward P. Djerejian          255,066,217           52,521,120
               Irvin W. Maloney             249,759,581           57,827,756
               Aziz D. Syriani              255,072,702           52,514,635


        2. A proposal to ratify the selection of Arthur Andersen LLP as Occidental's independent public accountants for 1998 was approved by a vote of 305,119,902 for versus 1,646,893 against. There were 820,542 abstentions and no broker non-votes.

        3. A proposal to amend Occidental's 1995 Incentive Stock Plan to increase, among other things, the number of shares of Common Stock available for issuance under the Plan was approved by a vote of 284,753,667 for versus 17,990,020 against. There were 4,843,650 abstentions and no broker non-votes.

        4. A stockholder proposal to maximize value was defeated by a vote of 22,138,020 for versus 242,579,515 against. There were 8,400,633 abstentions and 34,469,169 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibits

               10 Occidental Petroleum Corporation 1995 Incentive Stock Plan as amended (filed as Exhibit A to Occidental's Proxy Statement for its May 1, 1998, Annual Meeting of Stockholders, File No. 1-9210)

               11 Statement regarding the computation of earnings per share for the three months ended March 31, 1998 and 1997

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 1998 and 1997 and the five years ended December 31, 1997

               27 Financial data schedule for the three month period ended March 31, 1998 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)


        (b)    Reports on Form 8-K

               During the quarter ended March 31, 1998, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated January 26, 1998 (date of earliest event reported), filed on January 27, 1998, for the purpose of reporting, under Item 5, Occidental's results of operations for the fourth quarter and fiscal year ended December 31, 1997

               2. Current Report on Form 8-K dated January 30, 1998 (date of earliest event reported), filed on January 30, 1998, for the purpose of reporting, under Item 5, the filing of restated financial statements for the fiscal year ended December 31, 1996, and each of the fiscal quarters ended March 31, June 30 and September 30, 1997, such restatement to reflect the treatment of MidCon Corp. as a discontinued operation

               3. Current Report on Form 8-K dated January 31, 1998 (date of earliest event reported), filed on February 10, 1998, for the purpose of reporting, under Item 2, the acquisition of Elk Hills field and the disposition of MidCon Corp., and, under Item 5, certain recent developments

               4. Current Report on Form 8-K dated February 11, 1998 (date of earliest event reported), filed on February 12, 1998, for the purpose of reporting, under Item 5, Occidental's recently announced preferred stock redemption

               5. Current Report on Form 8-K dated February 12, 1998 (date of earliest event reported), filed on February 26, 1998, for the purpose of reporting, under Item 5, Occidental's announcement of a record date for its 1998 Annual Meeting of Stockholders

               From March 31, 1998 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated April 1, 1998 (date of earliest event reported), filed on April 3, 1998, for the purpose of reporting, under Item 5, information relating to $900 million of senior debt securities of Occidental and under Item 7, exhibits related to the issuance of the securities

               2. Current Report on Form 8-K dated February 10, 1998 (date of earliest event reported), filed on April 20, 1998, for the purpose of reporting, among other things, under Item 2, the completion of the Elk Hills field acquisition, under Item 5, certain recent developments, and under Item 7, certain financial statements and pro forma financial information

               3. Current Report on Form 8-K dated April 20, 1998 (date of earliest event reported), filed on April 21, 1998, for the purpose of reporting, under Item 5, Occidental's results of operations for the first quarter ended March 31, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      OCCIDENTAL PETROLEUM CORPORATION


DATE:   May 15, 1998  S. P. Dominick, Jr.
                      --------------------------------------------------
                      S. P. Dominick, Jr., Vice President and Controller
                      (Chief Accounting and Duly Authorized Officer)

                                  EXHIBIT INDEX


EXHIBITS
--------

    10 Occidental Petroleum Corporation 1995 Incentive Stock Plan as amended (filed as Exhibit A to Occidental's Proxy Statement for its May 1, 1998, Annual Meeting of Stockholders, File No. 1-9210)

    11 Statement regarding the computation of earnings per share for the three months ended March 31, 1998 and 1997

    12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 1998 and 1997 and the five years ended December 31, 1997

    27 Financial data schedule for the three month period ended March 31, 1998 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)