Form 10-Q
period 1998-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 1998-08-14
CIK 797468

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                Yes  [x]   No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at June 30, 1998
      ---------------------------            ----------------------------
      Common stock $.20 par value                 353,034,321 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS




                                                                                  PAGE
PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets --
                        June 30, 1998 and December 31, 1997                         2

                   Consolidated Condensed Statements of Operations --
                        Three and six months ended June 30, 1998 and 1997           4

                   Consolidated Condensed Statements of Cash Flows --
                        Six months ended June 30, 1998 and 1997                     5

                   Notes to Consolidated Condensed Financial Statements             6

          Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                        12



PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings                                               18

          Item 6.  Exhibits and Reports on Form 8-K                                18

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                              (Amounts in millions)

                                                                                         1998           1997
================================================================================      =======        =======
ASSETS

CURRENT ASSETS

     Cash and cash equivalents (Note 5)                                               $   134        $   113

     Receivables, net                                                                     602            813

     Inventories (Note 6)                                                                 481            604

     Prepaid expenses, note receivable and other                                        1,602            386
                                                                                      -------        -------

         Total current assets                                                           2,819          1,916


LONG-TERM RECEIVABLES, net                                                                112            153



EQUITY INVESTMENTS (Notes 3 and 11)                                                     2,120            921



PROPERTY, PLANT AND EQUIPMENT, at cost, net of
     accumulated depreciation, depletion and amortization of $6,534
     at June 30, 1998 and $7,967 at December 31, 1997 (Notes 3 and 7)                  10,011          8,590



OTHER ASSETS                                                                              476            470



NET ASSETS OF DISCONTINUED OPERATIONS (Note 3)                                             --          3,232

                                                                                      -------        -------
                                                                                      $15,538        $15,282
================================================================================      =======        =======


The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                              (Amounts in millions)


                                                                                             1998             1997
=================================================================================        ========         ========
LIABILITIES AND EQUITY

CURRENT LIABILITIES

     Current maturities of long-term debt and capital lease liabilities                  $  1,401         $      6

     Notes payable                                                                             31               35

     Accounts payable                                                                         495              717

     Accrued liabilities                                                                      904            1,063

     Domestic and foreign income taxes                                                        118               49
                                                                                         --------         --------

         Total current liabilities                                                          2,949            1,870
                                                                                         --------         --------

LONG-TERM DEBT, net of current maturities and unamortized discount                          5,608            4,925
                                                                                         --------         --------

DEFERRED CREDITS AND OTHER LIABILITIES

     Deferred and other domestic and foreign income taxes                                     941            1,028

     Other                                                                                  2,306            3,173
                                                                                         --------         --------
                                                                                            3,247            4,201
                                                                                         --------         --------

STOCKHOLDERS' EQUITY

     Nonredeemable preferred stock, stated at liquidation value                               294            1,125

     ESOP preferred stock, at par value                                                        --            1,400

     Unearned ESOP shares                                                                      --           (1,348)

     Common stock, at par value                                                                71               68

     Additional paid-in capital                                                             4,122            4,149

     Retained earnings(deficit)                                                              (735)          (1,097)

     Accumulated other comprehensive income                                                   (18)             (11)
                                                                                         --------         --------

                                                                                            3,734            4,286
                                                                                         --------         --------
                                                                                         $ 15,538         $ 15,282
=================================================================================        ========         ========



The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                 (Amounts in millions, except per-share amounts)


                                                                    Three Months Ended        Six Months Ended
                                                                               June 30                 June 30
                                                                   -------------------     -------------------
                                                                      1998        1997        1998        1997
===============================================================    =======     =======     =======     =======
REVENUES
     Net sales
        Oil and gas operations                                     $   739     $ 1,055     $ 1,479     $ 1,897
        Chemical operations                                            804       1,103       1,764       2,178
                                                                   -------     -------     -------     -------
                                                                     1,543       2,158       3,243       4,075
     Interest, dividends and other income                               72          19         150          34
     Gains on disposition of assets, net (Note 3)                      304          (1)        411          (1)
     Income from equity investments (Note 11)                            1          12           8          30
                                                                   -------     -------     -------     -------
                                                                     1,920       2,188       3,812       4,138
                                                                   -------     -------     -------     -------
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                                   1,200       1,604       2,465       2,931
     Selling, general and administrative and other
        operating expenses                                             213         181         391         377
     Environmental remediation                                          --          12          --          18
     Exploration expense                                                29          17          52          42
     Interest and debt expense, net                                    145         108         276         216
                                                                   -------     -------     -------     -------
                                                                     1,587       1,922       3,184       3,584
                                                                   -------     -------     -------     -------
Income(loss) from continuing operations before taxes                   333         266         628         554
Provision for domestic and foreign income and
   other taxes (Note 10)                                               147         128         303         289
                                                                   -------     -------     -------     -------
Income(loss) from continuing operations                                186         138         325         265
Discontinued operations, net (Note 3)                                   --          20          38          72
                                                                   -------     -------     -------     -------
NET INCOME(LOSS)                                                       186         158         363         337
Preferred dividends                                                     (5)        (23)         (9)        (46)
                                                                   -------     -------     -------     -------
EARNINGS(LOSS) APPLICABLE TO COMMON STOCK                          $   181     $   135     $   354     $   291
                                                                   =======     =======     =======     =======

BASIC EARNINGS PER COMMON SHARE
     Income(loss) from continuing operations                       $   .51     $   .35     $   .90     $   .66
     Discontinued operations, net                                       --         .06         .11         .22
                                                                   -------     -------     -------     -------
Basic earnings(loss) per common share                              $   .51     $   .41     $  1.01     $   .88
                                                                   =======     =======     =======     =======

DILUTED EARNINGS PER COMMON SHARE
     Income(loss) from continuing operations                       $   .49     $   .34     $   .88     $   .64
     Discontinued operations, net                                       --         .05         .10         .20
                                                                   -------     -------     -------     -------
Diluted earnings(loss) per common share                            $   .49     $   .39     $   .98     $   .84
                                                                   =======     =======     =======     =======


DIVIDENDS PER COMMON SHARE                                         $   .25     $   .25     $   .50     $   .50
                                                                   =======     =======     =======     =======
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                              359.1       330.2       351.8       329.9
===============================================================    =======     =======     =======     =======


The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                              (Amounts in millions)


                                                                                                1998        1997
=========================================================================================    =======     =======
CASH FLOW FROM OPERATING ACTIVITIES
     Net income from continuing operations                                                   $   325     $   265
     Adjustments to reconcile income to net cash provided(used) by operating activities:
         Depreciation, depletion and amortization of assets                                      451         411
         Deferred income tax provision                                                           237          73
         Other noncash charges to income                                                          26          43
         Gains on disposition of assets, net                                                    (411)          1
         Income from equity investments                                                           (8)        (30)
         Exploration expense                                                                      52          42
     Changes in operating assets and liabilities                                                (531)       (293)
     Other operating, net                                                                       (157)       (138)
                                                                                             -------     -------
                                                                                                 (16)        374
     Operating cash flow from discontinued operations                                           (244)        194
                                                                                             -------     -------
         Net cash provided(used) by operating activities                                        (260)        568
                                                                                             -------     -------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                       (586)       (655)
     Buyout of operating leases                                                                   --         (20)
     Proceeds from disposal of property, plant and equipment, net                                667          --
     Purchase of businesses, net                                                              (3,516)         (4)
     Sale of businesses, net                                                                   2,562          95
     Other investing, net                                                                         18           8
                                                                                             -------     -------
                                                                                                (855)       (576)
     Investing cash flow from discontinued operations                                             (5)        (21)
                                                                                             -------     -------
         Net cash used by investing activities                                                  (860)       (597)
                                                                                             -------     -------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                                907          57
     Net proceeds from commercial paper and revolving credit agreements                        1,448         355
     Payments on long-term debt and capital lease liabilities                                   (280)       (194)
     Proceeds from issuance of common stock                                                       12          13
     Repurchase of common stock                                                                 (744)         --
     Proceeds(payments) of notes payable                                                          (4)         58
     Cash dividends paid                                                                        (202)       (211)
     Other financing, net                                                                          4           2
                                                                                             -------     -------
                                                                                               1,141          80
     Financing cash flow from discontinued operations                                             --           6
                                                                                             -------     -------
         Net cash provided by financing activities                                             1,141          86
                                                                                             -------     -------
Increase in cash and cash equivalents                                                             21          57
Cash and cash equivalents--beginning of period                                                   113         258
                                                                                             -------     -------
Cash and cash equivalents--end of period                                                     $   134     $   315
=========================================================================================    =======     =======


The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1998

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

      In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of June 30, 1998 and the consolidated results of operations for the three and six months then ended and the consolidated cash flows for the six months then ended. The results of operations and cash flows for the periods ended June 30, 1998 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

      Certain financial statements and notes for the prior year have been changed to conform to the 1998 presentation.

      Reference is made to Note 1 to the consolidated financial statements incorporated by reference in the 1997 Form 10-K for a summary of significant accounting policies.

2.    Changes in Accounting Principles

      Effective January 1, 1998, Occidental adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130--"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The prior year financial statements have been restated to conform to the new presentation. Occidental's comprehensive income was $356 million and $328 million for the six months ended June 30, 1998 and 1997, respectively, and $181 million and $157 million for the second quarter of 1998 and 1997, respectively.

      Effective January 1, 1998, Occidental adopted the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting and display of information about operating segments. It supersedes or amends several Financial Accounting Standards Board (FASB) statements, most notably, SFAS No. 14--"Financial Reporting for Segments of a Business Enterprise." The implementation of SFAS No. 131 did not have an impact on Occidental's consolidated financial position or results of operations. Occidental now reports equity earnings or losses from unconsolidated subsidiaries in the respective business segment rather than, as previously reported, as a Corporate item. Accordingly, 1997 segment results have been restated.

      In June 1998, the FASB issued SFAS No. 133--"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. Occidental must implement SFAS No. 133 by the first quarter of 2000 and has not yet made a final determination of its impact on the financial statements.

3.    Asset Acquisitions and Dispositions

      On January 31, 1998, Occidental completed the sale of all of the issued and outstanding shares of common stock of MidCon Corp. (MidCon), its natural gas transmission and marketing business to K N Energy, Inc. (K N Energy). Occidental sold the shares to K N Energy in return for a cash payment of $2.1 billion less payments for taxes and certain other expenses. The net cash proceeds from the transaction were approximately $1.7 billion. Additionally, in connection with the sale K N Energy issued a fixed-rate interest bearing note secured by letters of credit, payable January 4, 1999, to Occidental in the initial principal amount of $1.4 billion, in exchange for a note previously issued to Occidental by the MidCon Corp. ESOP Trust. In the fourth quarter of 1997 Occidental classified MidCon and its subsidiaries as a discontinued operation. As of December 31, 1997, the operating assets and liabilities of MidCon were reclassified as net assets of discontinued operations on the balance sheet and consisted of current assets of $428 million; net property, plant and equipment of $5.536 billion; other assets of $64 million; current liabilities of $442 million and long-term liabilities of $2.354 billion.

      On February 5, 1998, Occidental acquired the U.S. government's approximate 78 percent interest in the Elk Hills Naval Petroleum Reserve oil and gas fields (Elk Hills Field) for approximately $3.5 billion. Occidental's results of operations include the operations of the Elk Hills
      Field from the date of acquisition. Pro forma net income for the six months ended June 30, 1998, including historical Elk Hills results as if the acquisition had occurred at January 1, 1998, would not have been materially different. Pro forma net income for the three and six months ended June 30, 1997, including historical Elk Hills results as if the acquisition had occurred at January 1, 1997, would have been $142 million ($.36 earnings per share) and $325 million ($.85 earnings per share), respectively. Pro forma revenues would have been $3.8 billion and $4.4 billion for the six months ended June 30, 1998 and 1997, respectively, and $1.9 billion and $2.3 billion for the three months ended June 30, 1998 and 1997, respectively. The pro forma calculations were made with historical operating results for the Elk Hills Field prior to ownership by Occidental and give effect to certain adjustments including increased depreciation, depletion and amortization to reflect the value assigned to Elk Hills property, plant and equipment, increased interest expense assuming the acquisition was completely financed, and income and property tax effects and did not reflect anticipated future production enhancements in the Elk Hills Field and operational cost improvements expected to be realized.

      In February 1998, Occidental sold its entire interest in an oilfield development project in Venezuela for approximately $205 million in cash plus contingent payments of up to $90 million over six years based on oil prices. In March 1998 Occidental sold certain Oklahoma oil and gas properties and interests in the Austin Chalk area of Louisiana and in the Rocky Mountain region and other oil and gas properties for aggregate proceeds of approximately $231 million. These sales resulted in first quarter 1998 net pretax gains of approximately $105 million.

      In April 1998, Occidental sold certain oil and gas properties in Texas for approximately $63 million. Also in April 1998, Occidental sold the stock of its MC Panhandle subsidiary, which owns certain natural gas interests in the West Panhandle field in Texas, for approximately $99 million and sold certain oil and gas properties in Louisiana and Mississippi for approximately $190 million. In May 1998, Occidental sold certain oil properties in Kansas and Colorado for approximately $70 million and sold certain gas properties in Kansas and Oklahoma for approximately $125 million. Occidental recorded net pretax gains of approximately $290 million in the second quarter of 1998 from the sale of these and other nonstrategic oil and gas properties.

      In May 1998, Occidental contributed its ethylene, propylene, ethylene oxide and ethylene glycol derivatives businesses (collectively, the petrochemicals business) to a joint venture partnership called Equistar Chemicals, LP (Equistar), in return for a 29.5 percent interest in such partnership, receipt of approximately $420 million in cash and the assumption by Equistar of approximately $205 million of Occidental capital lease obligations and other liabilities. Lyondell Petrochemical Company (Lyondell) and Millennium Chemicals, Inc. (Millennium), through their respective subsidiaries, were the original partners of Equistar. Lyondell owns 41 percent of Equistar and Occidental and Millennium each own 29.5 percent. As a consequence of the transaction, at June 30, 1998, the assets and liabilities transferred to the partnership (primarily property, plant and equipment and inventories) have been removed from the balance sheet and an equity investment has been recorded. The income and cash flow statements include amounts related to the assets transferred up to the transaction closing date. Subsequent to the closing date, Occidental has accounted for the joint venture as an equity investment. Occidental did not record a gain or loss on the transaction.

      In June 1998, Occidental signed a nonbinding letter of intent with The Geon Company (Geon) providing, among other things, for the combination of certain polyvinyl chloride resin and vinyl chloride monomer plants and certain chlor-alkali facilities of the two companies in a joint venture. Under the agreement, Occidental will own 76 percent and Geon will own 24 percent of such joint venture company. The transaction is expected to be completed by the first quarter of 1999, after signing of definitive agreements and receipt of approvals by Geon shareholders and certain governmental regulatory agencies.


4.    Supplemental Cash Flow Information

      Cash payments during the six months ended June 30, 1998 and 1997 included federal, foreign and state income taxes of approximately $180 million and $134 million, respectively. Interest paid (net of interest capitalized) totaled approximately $235 million and $204 million for the six months ended June 30, 1998 and 1997, respectively.


5.    Cash and Cash Equivalents

      Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $101 million and $50 million at June 30, 1998 and December 31, 1997, respectively.


6.    Inventories

      A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

           Balance at                     June 30, 1998         December 31, 1997
           ========================     =================       =================
           Raw materials                     $     44               $    102
           Materials and supplies                 179                    189
           Work in process                         11                     22
           Finished goods                         293                    342
                                             --------               --------
                                                  527                    655
           LIFO reserve                           (46)                   (51)
                                             --------               --------
           Total                             $    481               $    604
                                             ========               ========

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

      Occidental has certain other commitments under contracts, guarantees and joint ventures, and certain other contingent liabilities. Additionally, Occidental agreed to participate in the development of certain natural gas reserves and construction of a liquefied natural gas plant in Malaysia and the development of certain natural gas reserves and the construction of a pipeline and related facilities in the Philippines. The obligations to participate in such development in Malaysia and the Philippines would be assumed by the Royal Dutch/Shell Group (Shell) if the proposed transactions described in the subsequent events footnote are consummated.

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

11.   Investments

      Investments in companies, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At June 30, 1998, Occidental's equity investments consisted primarily of a 29.5 percent interest in Equistar, a pipeline in the Dutch sector of the North Sea, an investment of approximately 29 percent in the common shares of Canadian Occidental Petroleum Ltd. and various chemical partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                                                 Periods Ended June 30
                                            ----------------------------------------------------------
                                                          Three Months                      Six Months
                                            --------------------------      --------------------------
                                                  1998            1997            1998            1997
                                            ==========      ==========      ==========      ==========
            Revenues                        $      396      $      236      $      606      $      462
            Costs and expenses                     395             224             598             432
                                            ----------      ----------      ----------      ----------
            Net income                      $        1      $       12      $        8      $       30
                                            ==========      ==========      ==========      ==========


12.   Summarized Financial Information of Wholly-Owned Subsidiary

      Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY USA). The following tables present summarized financial information for OXY USA (in millions):

                                                                                 Periods Ended June 30
                                            ----------------------------------------------------------
                                                          Three Months                      Six Months
                                            --------------------------      --------------------------
                                                  1998            1997            1998            1997
                                            ==========      ==========      ==========      ==========
            Revenues                        $      448      $      214      $      844      $      524
            Costs and expenses                     333             196             641             438
                                            ----------      ----------      ----------      ----------
            Net income                      $      115(a)   $       18      $      203      $       86
                                            ==========      ==========      ==========      ==========

            (a) Includes net gains on the sale of certain nonstrategic assets of $106 million.


            Balance at                                  June 30, 1998              December 31, 1997
            =================================        ===================          ===================
            Current assets                               $     120                      $     150
            Intercompany receivable                      $     440                      $      29
            Noncurrent assets                            $   1,724                      $   2,024
            Current liabilities                          $     237                      $     259
            Interest bearing note to parent              $      81                      $      89
            Noncurrent liabilities                       $   1,016                      $   1,106
            Stockholders' equity                         $     950                      $     749

13.   Industry Segments

      Occidental adopted the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information" effective January 1, 1998. The following table presents the required interim segment disclosures (in millions):


                                                   Oil and Gas       Chemical      Corporate           Total
      ==========================================   ===========    ===========    ===========     ===========
      Six months ended June 30, 1998
          Net sales                                $     1,479    $     1,764    $        --     $     3,243
                                                   ===========    ===========    ===========     ===========
          Pretax operating profit(loss)            $       694    $       216    $      (282)(a) $       628
          Income taxes                                     (82)             2           (223)(b)        (303)
          Discontinued operations, net                      --             --             38              38
                                                   -----------    ----------     ----------      -----------
          Net income(loss)                         $       612    $       218    $      (467)    $       363
      ==========================================   ===========    ===========    ===========     ===========
      Six months ended June 30, 1997
          Net sales                                $     1,897    $     2,178    $        --     $     4,075
                                                   ===========    ===========    ===========     ===========
          Pretax operating profit(loss)            $       535    $       294    $      (275)(a) $       554
          Income taxes                                    (149)           (13)          (127)(b)        (289)
          Discontinued operations, net                      --             --             72              72
                                                   -----------    -----------    -----------     -----------
          Net income(loss)                         $       386    $       281    $      (330)    $       337
      ==========================================   ===========    ===========    ===========     ===========

      (a) Includes unallocated net interest expense, administration expense and other items.
      (b) Includes unallocated income taxes.

14.   Subsequent Events

      In July 1998, Occidental sold the stock of Occidental Netherlands, Inc. for approximately $275 million, in cash and the assumption of debt, plus future contingent payments. Occidental Netherlands owned interests in eight gas-producing licenses in the Dutch North Sea and a 38.6 percent interest in Noordgastransport B.V., which owned the gas pipeline system that services the area. Occidental expects to record a pretax gain on the disposition of approximately $145 million in the third quarter of 1998.

      Also, in July 1998, Occidental and Shell entered into a series of agreements pursuant to which Occidental will exchange its oil and gas interests in the Philippines and Malaysia for Shell's oil and gas interests in Yemen and its interests in the Cravo Norte, Samore, Soapaga and Rondon association contracts in Colombia. Shell also will receive a cash payment at closing presently estimated at approximately $90 million. The transactions are expected to close in the third quarter of 1998, pending receipt of necessary approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Occidental's net income for the first six months of 1998 was $363 million, on net sales of $3.2 billion, compared with $337 million, on net sales of $4.1 billion, for the same period of 1997. Occidental's net income for the second quarter of 1998 was $186 million, on net sales of $1.5 billion, compared with $158 million, on net sales of $2.2 billion, for the same period of 1997. Basic earnings per common share were $1.01 for the first six months of 1998, compared with $.88 for the same period of 1997. Basic earnings per common share were $.51 for the second quarter of 1998, compared with $.41 for the same period of 1997.

The 1998 earnings for the first six months included net pretax gains of approximately $395 million from the sale of certain nonstrategic oil and gas properties, as part of an asset redeployment program, of which $290 million was recorded in the second quarter. The 1998 earnings also included $30 million for reorganization and other charges in the chemical division in the second quarter and $38 million to reflect the closing of the sale of MidCon Corp. (MidCon), the natural gas transmission and marketing subsidiary, and the finalization of the discontinued operations reserve in the first quarter. The 1997 earnings for the three and six months ended June 30 included income from discontinued operations of $20 million and $72 million, respectively. Occidental completed the sale of MidCon in January 1998. Earnings before special items were $47 million and $136 million for the three and six months ended June 30, 1998, respectively, compared with $138 million and $265 million for the same periods in 1997, respectively. The decrease in earnings before special items in both periods primarily reflected lower worldwide crude oil prices and lower chemical margins, partially offset by increased crude oil production in the United States and Eastern Hemisphere. The lower chemical margins reflected the impact of lower prices for chlorine, ethylene dichloride and petrochemical products, partially offset by higher caustic soda prices.

The decrease in net sales for the three and six months ended June 30, 1998, compared with the same periods in 1997, primarily reflected lower worldwide crude oil prices and lower oil trading revenues in the oil and gas division and lower prices and volumes for certain chemical products and also reflected the absence of revenues related to the petrochemical assets contributed to Equistar Chemicals, LP (Equistar) in May 1998.

Interest, dividends and other income for the three and six months ended June 30, 1998 included, among other things, interest earned on a $1.4 billion note received in exchange for a note previously issued to Occidental by the MidCon Corp. ESOP Trust. The increase in interest and debt expense reflected the impact of higher debt levels in 1998.

The decrease in income from equity investments in both 1998 periods, compared with the same 1997 periods, reflected lower equity earnings from Canadian Occidental Petroleum and the OxyMar chemical joint venture, offset in part by equity earnings from Equistar in 1998.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):


                                                                                            Periods Ended June 30
                                                              ---------------------------------------------------
                                                                         Three Months                  Six Months
                                                              -----------------------     -----------------------
                                                                   1998          1997          1998          1997
============================================================  =========     =========     =========     =========
DIVISIONAL NET SALES
     Oil and gas                                              $     739     $   1,055     $   1,479     $   1,897
     Chemical                                                       804         1,103         1,764         2,178
                                                              ---------     ---------     ---------     ---------
NET SALES                                                     $   1,543     $   2,158     $   3,243     $   4,075
                                                              =========     =========     =========     =========
DIVISIONAL EARNINGS
     Oil and gas                                              $     380     $     139     $     612     $     386
     Chemical                                                        60           189           218           281
                                                              ---------     ---------     ---------     ---------
                                                                    440           328           830           667
UNALLOCATED CORPORATE ITEMS
     Interest expense, net                                         (118)         (101)         (230)         (202)
     Income taxes, administration and other                        (136)          (89)         (275)         (200)
                                                              ---------     ---------     ---------     ---------
INCOME FROM CONTINUING OPERATIONS                                   186           138           325           265

     Discontinued operations, net                                    --            20            38            72
                                                              ---------     ---------     ---------     ---------
NET INCOME                                                    $     186     $     158     $     363     $     337
============================================================  =========     =========     =========     =========

Oil and gas earnings for the first six months of 1998 were $612 million, compared with $386 million for the same period of 1997. Oil and gas divisional earnings before special items were $217 million for the first six months of 1998, compared with $386 million for the first six months of 1997. Oil and gas earnings for the second quarter of 1998 were $380 million, compared with $139 million for the same period of 1997. Oil and gas earnings before special items were $90 million for the second quarter of 1998, compared with $139 million for the second quarter of 1997. The first six months of 1998 earnings included pretax gains of approximately $395 million related to the sale of nonstrategic assets located in Venezuela and the United States of which $290 million was recorded in the second quarter. The decrease in earnings before special items in both periods primarily reflected the negative impact of lower worldwide crude oil prices, partially offset by increased crude oil production in the United States and Eastern Hemisphere. The decrease in revenues for the three and six months ended June 30, 1998, compared with the same periods in 1997, reflected the impact of lower worldwide crude oil prices and lower oil trading activity partially offset by increased crude oil production in the United States and Eastern Hemisphere and higher gas trading activity. Approximately 30 percent and 34 percent of oil and gas net sales were attributed to oil and gas trading activity in the first six months of 1998 and 1997, respectively. The results of oil and gas trading were not significant. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

Chemical earnings for the first six months of 1998 were $218 million, compared with $281 million for the same period of 1997. Chemical earnings before special items were $248 million for the first six months of 1998, compared with $281 million for the first six months of 1997. Chemical earnings for the second quarter of 1998 were $60 million, compared with $189 million for the same period of 1997. Chemical earnings before special items were $90 million for the second quarter of 1998, compared with $189 million for the second quarter of 1997. The 1998 earnings reflected a $30 million pretax charge for reorganization and other costs. The decrease in earnings before special items in both periods primarily reflected the impact of lower prices for chlorine, ethylene dichloride and petrochemical products, partially offset by higher caustic soda margins. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors. Accordingly, Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products.

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first six months of 1998 and 1997, divisional earnings benefited by $19 million and $20 million, respectively, from credits allocated. This included credits of $6 million and $13 million at oil and gas and chemical, respectively, in the first six months of 1998 and $7 million and $13 million at oil and gas and chemical, respectively, for the first six months of 1997.

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

During the course of its operations, Occidental is subject to audit by taxing authorities for varying periods in various tax jurisdictions. Occidental has certain other commitments under contracts, guarantees and joint ventures, and certain other contingent liabilities. Additionally, Occidental agreed to participate in the development of certain natural gas reserves and construction of a liquefied natural gas plant in Malaysia and the development of certain natural gas reserves and the construction of a pipeline and related facilities in the Philippines. The obligations to participate in such development in Malaysia and the Philippines would be assumed by the Royal Dutch/Shell Group (Shell) if the proposed transactions described below are consummated.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash used by operating activities from continuing operations was $16 million for the first six months of 1998, compared with net cash provided of $374 million for the same period of 1997. The decrease primarily reflected the impact of lower worldwide crude oil prices and lower chemical prices and the repurchase of $100 million of chemical receivables in connection with the assets transferred to the Equistar joint venture. Included in total cash flow from operating activities is cash used by discontinued operations of $244 million in 1998 and cash provided by discontinued operations of $194 million in 1997. The 1998 amount included the effect of $250 million of receivables repurchased in connection with the sale of MidCon. The 1998 and 1997 noncash charges included employee benefit plans expense and various other charges.

Occidental's net cash used by investing activities was $860 million for the first six months of 1998, compared with $597 million for the same period of 1997. The 1998 amount reflected cash used of $3.5 billion for the purchase of the Elk Hills Field and capital expenditures of $586 million. The 1998 amount also reflected proceeds of $3.2 billion, primarily from the sale of MidCon and certain nonstrategic oil and gas properties, as well as disposals of property, plant and equipment. Capital expenditures in 1998, included $419 million in oil and gas and $166 million in chemical. Capital expenditures were $655 million in 1997, including $527 million in oil and gas and $127 million in chemical. In February 1998, Occidental acquired the U.S. government's approximate 78 percent interest in the Elk Hills Naval Petroleum Reserve oil and gas fields (Elk Hills Field). As part of the asset redeployment program, Occidental completed the sale in 1998 of various nonstrategic oil and gas properties. These properties included the sale, in the first quarter of 1998, of Occidental's entire interest in an oilfield development project in Venezuela for approximately $205 million in cash plus contingent payments of up to $90 million over six years based on oil prices and the sale of certain Oklahoma oil and gas properties and interests in the Austin Chalk area of Louisiana and in the Rocky Mountain region and other oil and gas properties for aggregate proceeds of approximately $231 million. In the second quarter of 1998, Occidental sold, as part of the program, certain oil and gas properties in Texas for approximately $63 million; the stock of its MC Panhandle subsidiary, which owns certain natural gas interests in the West Panhandle field in Texas, for approximately $99 million; certain oil and gas properties in Louisiana and Mississippi for approximately $190 million; certain oil properties in Kansas and Colorado for approximately $70 million; and certain gas properties in Kansas and Oklahoma for approximately $125 million.

Financing activities provided net cash of $1.1 billion in the first six months of 1998, compared with $86 million for the same period of 1997. The 1998 amount reflected net cash provided of $2.1 billion primarily from proceeds from borrowings to fund a portion of the acquisition of the Elk Hills Field in February 1998. The 1998 amount also included cash used of $744 million for the repurchase of 26.3 million shares of Occidental common stock and $202 million for the payment of dividends. Total shares repurchased from the inception of the program through August 11, 1998 were 33.3 million for approximately $929 million. Occidental expects to repurchase up to 40 million shares of common stock under the program which should be completed before year-end 1998. In April 1998, Occidental issued $900 million par value of long-term debt. The scheduled maturities range from 5 to 30 years. The proceeds were used to repay outstanding commercial paper. The 1997 amount reflected net cash provided of $276 million, primarily from proceeds from borrowings, and cash used for the payment of dividends of $211 million.

In May 1998, Occidental contributed its ethylene, propylene, ethylene oxide and ethylene glycol derivatives businesses (collectively, the petrochemicals business) to the Equistar joint venture partnership, in return for a 29.5 percent interest in such partnership, receipt of approximately $420 million in cash and the assumption by Equistar of approximately $205 million of Occidental capital lease obligations and other liabilities. Lyondell Petrochemical Company (Lyondell) and Millennium Chemicals, Inc. (Millennium), through their respective subsidiaries, were the original partners of Equistar. Lyondell owns 41 percent of Equistar and Occidental and Millennium each own 29.5 percent. Occidental did not record a gain or loss on the transaction.

Cash used by investing activities exceeded cash provided by operating activities in the first six months of 1998. However, for 1998, Occidental expects that cash generated from operations and asset sales will be adequate to meet its operating requirements, capital spending and dividend payments. Occidental also has substantial borrowing capacity to meet unanticipated cash requirements. Available but unused lines of committed bank credit totaled approximately $1.1 billion at June 30, 1998, compared with $1.5 billion at December 31, 1997.

In June 1998, Occidental signed a nonbinding letter of intent with The Geon Company (Geon) providing, among other things, for the combination of certain polyvinyl chloride resin and vinyl chloride monomer plants and certain chlor-alkali facilities of the two companies in a joint venture. Under the agreement, Occidental will own 76 percent and Geon will own 24 percent of such joint venture company. The transaction is expected to be completed by the first quarter of 1999, after signing of definitive agreements and receipt of approvals by Geon shareholders and certain governmental regulatory agencies.

In July 1998, Occidental sold the stock of Occidental Netherlands, Inc. for approximately $275 million, in cash and the assumption of debt, plus future contingent payments. Occidental Netherlands owned interests in eight gas-producing licenses in the Dutch North Sea and a 38.6 percent interest in Noordgastransport B.V., which owned the gas pipeline system that services the area. Occidental expects to record a pretax gain on the disposition of approximately $145 million in the third quarter of 1998.

Also, in July 1998, Occidental and Shell entered into a series of agreements pursuant to which Occidental will exchange its oil and gas interests in the Philippines and Malaysia for Shell's oil and gas interests in Yemen and its interests in the Cravo Norte, Samore, Soapaga and Rondon association contracts in Colombia. Shell also will receive a cash payment at closing presently estimated at approximately $90 million. The transactions are expected to close in the third quarter of 1998, pending receipt of necessary approvals.

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

The balance in prepaid expenses, note receivable and other at June 30, 1998 includes the $1.4 billion note receivable. The balance in equity investments at June 30, 1998 includes Occidental's interest in Equistar. The balance in property, plant and equipment at June 30, 1998 includes the property from the acquisition of the Elk Hills Field and reflects property, plant and equipment contributed to Equistar. The balance in net assets of discontinued operations at December 31, 1997 included the operating assets and liabilities of MidCon.

Current maturities of long-term debt and capital lease liabilities increased reflecting the current portion of long-term debt that is expected to be paid in the first quarter of 1999 using the proceeds of the $1.4 billion note receivable discussed above. The increase in long-term debt reflected increased commercial paper borrowings to fund a portion of the acquisition of the Elk Hills Field. Other deferred credits and other liabilities decreased reflecting the payment of amounts associated with the sale of MidCon and the assumption by Equistar of approximately $205 million of capital lease liabilities. The decrease in nonredeemable preferred stock primarily reflected the conversion, in March 1998, of all of the 15.1 million shares of Occidental's $3.875 preferred stock into
33.2 million shares of common stock. The decrease in ESOP preferred stock and unearned ESOP shares resulted from the completion of the sale of MidCon.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133--"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. Occidental must implement SFAS No. 133 by the first quarter of 2000 and has not yet made a final determination of its impact on the financial statements.

YEAR 2000 ISSUE

Occidental's efforts to address Year 2000 (Y2K) issues began in 1997. In addressing the issues Occidental has employed a five-step process consisting of
1) conducting a company-wide inventory, 2) assessing Y2K compliance,
3) remediating non-compliant hardware and software, 4) testing remediated hardware and software and 5) certifying Y2K compliance.

Personnel from operations and from functional disciplines, as well as information technology professionals, are involved in the process. Outside consultants have also been retained to participate in the inventory and assessment process. A Y2K corporate-level manager was appointed to oversee and provide consistency to the overall process, provide support resources on a company-wide basis and minimize duplication of efforts. In addition, a committee of senior corporate executives provides oversight through an extensive monthly status review of project elements.

Inventory and assessment activities are estimated at approximately 80 percent complete. This data is continuously updated as new information becomes available and we expect this to continue throughout the Y2K effort. Overall remediation efforts are estimated at approximately 30 percent complete. The coincidental replacement of several major existing systems is well under way; these efforts began before the Y2K efforts were initiated. These replacements will allow Occidental to discontinue use of these existing systems prior to the millennium change. Communication with customers and suppliers to determine the extent of their Y2K efforts is an integral part of the program.

Costs for Y2K efforts are not being accumulated separately. Much of the cost is being accounted for as part of normal operating budgets. Overall, the costs are not expected to have a significant effect on Occidental's consolidated financial position or results of operations.

Because of its company-wide efforts, Occidental believes it will not have significant exposure to Y2K issues and that the risk to its operations and financial condition is remote.

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

As of June 30, 1998, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 175 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 175 sites include 66 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability, and 2 sites at which the extent of such retained liability is disputed. Of the remaining 107 sites, Occidental has had no recent or significant communication or activity with government agencies or other PRPs at 1 site, has denied involvement at 14 sites and has yet to determine involvement in 16 sites. With respect to the remaining 76 of these sites, Occidental is in various stages of evaluation. For 68 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 68 sites include 15 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 8 of the 76 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1997 Annual Report on Form 10-K,
Item 3 of Part II of Occidental's 1998 First Quarter Report on Form 10-Q and
Note 9 to the consolidated condensed financial statements in Part I hereof.



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Amendment to Occidental Petroleum Corporation Senior Executive Supplemental Retirement Plan

                  11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 1998 and 1997

                  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 1998 and 1997 and the five years ended December 31, 1997

                  27 Financial data schedule for the six-month period ended June 30, 1998 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)


         (b)      Reports on Form 8-K

                  During the quarter ended June 30, 1998, Occidental filed the following Current Reports on Form 8-K:

                  1. Current Report on Form 8-K dated April 1, 1998 (date of earliest event reported), filed on April 3, 1998, for the purpose of reporting, under Item 5, information relating to $900 million of senior debt securities of Occidental and under Item 7, exhibits related to the issuance of the securities

                  2. Current Report on Form 8-K dated February 10, 1998 (date of earliest event reported), filed on April 20, 1998, for the purpose of reporting, among other things, under Item 2, the completion of the Elk Hills Field acquisition, under Item 5, certain recent developments, and under Item 7, certain financial statements and pro forma financial information

                  3. Current Report on Form 8-K dated April 20, 1998 (date of earliest event reported), filed on April 21, 1998, for the purpose of reporting, under Item 5, Occidental's results of operations for the first quarter ended March 31, 1998

                  4. Current Report on Form 8-K dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, for the purposes of reporting under Item 2, the consummation of a transaction in which certain Occidental petrochemical assets were transferred to a partnership, and under Item 7, certain financial statements and exhibits


                  From June 30, 1998 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

                  1. Current Report on Form 8-K dated May 15, 1998 (date of earliest event reported), filed on July 17, 1998, for the purpose of reporting, under Item 2, the completion of the Equistar transaction, under Item 5, certain recent developments, and under Item 7, certain financial statements and pro forma financial information

                  2. Current Report on Form 8-K dated July 20, 1998 (date of earliest event reported), filed on July 21, 1998, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended June 30, 1998

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OCCIDENTAL PETROLEUM CORPORATION







DATE: August 14, 1998                  S. P. Dominick, Jr.
                                       -----------------------------------------
                                       S. P. Dominick, Jr., Vice President and
                                       Controller (Chief Accounting and Duly
                                       Authorized Officer)

                                  EXHIBIT INDEX


EXHIBITS
--------

  10.1 Amendment to Occidental Petroleum Corporation Senior Executive Supplemental Retirement Plan

  11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 1998 and 1997

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 1998 and 1997 and the five years ended December 31, 1997

  27 Financial data schedule for the six-month period ended June 30, 1998 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)