Form 10-Q
period 1998-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 1998-11-12
CIK 797468

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

                                Yes  [X]   No  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at September 30, 1998
     ---------------------------             ---------------------------------
     Common stock $.20 par value                     345,921,059 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                    CONTENTS




                                                                                                         PAGE
PART I         FINANCIAL INFORMATION

               Item 1.  Financial Statements

                        Consolidated Condensed Balance Sheets --
                             September 30, 1998 and December 31, 1997                                      2

                        Consolidated Condensed Statements of Operations --
                             Three and nine months ended September 30, 1998 and 1997                       4

                        Consolidated Condensed Statements of Cash Flows --
                             Nine months ended September 30, 1998 and 1997                                 5

                        Notes to Consolidated Condensed Financial Statements                               6

               Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                          12



PART II        OTHER INFORMATION

               Item 1.  Legal Proceedings                                                                 19

               Item 5.  Other Information                                                                 19

               Item 6.  Exhibits and Reports on Form 8-K                                                  20

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1998 and DECEMBER 31, 1997
                              (Amounts in millions)

                                                                                         1998           1997
================================================================================      =======        =======
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $   118        $   113

     Receivables, net                                                                    629            813

     Inventories                                                                         481            604

     Prepaid expenses, note receivable and other                                       1,598            386
                                                                                     -------        -------

         Total current assets                                                          2,826          1,916


LONG-TERM RECEIVABLES, net                                                               115            153



EQUITY INVESTMENTS                                                                     1,990            921



PROPERTY, PLANT AND EQUIPMENT, at cost, net of
     accumulated depreciation, depletion and amortization of $6,672 at
     September 30, 1998 and $7,967 at December 31, 1997                                9,899          8,590



OTHER ASSETS                                                                             514            470



NET ASSETS OF DISCONTINUED OPERATIONS                                                     --          3,232

                                                                                     -------        -------
                                                                                     $15,344        $15,282
================================================================================     =======        =======

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1998 and DECEMBER 31, 1997
                              (Amounts in millions)


                                                                                        1998           1997
================================================================================     =======        =======
LIABILITIES AND EQUITY

CURRENT LIABILITIES

     Current maturities of long-term debt and capital lease liabilities              $ 1,400        $     6

     Notes payable                                                                        30             35

     Accounts payable                                                                    512            717

     Accrued liabilities                                                                 864          1,063

     Domestic and foreign income taxes                                                    63             49
                                                                                     -------        -------

         Total current liabilities                                                     2,869          1,870
                                                                                     -------        -------

LONG-TERM DEBT, net of current maturities and unamortized discount                     5,830          4,925
                                                                                     -------        -------

DEFERRED CREDITS AND OTHER LIABILITIES

     Deferred and other domestic and foreign income taxes                                925          1,028

     Other                                                                             2,234          3,173
                                                                                     -------        -------
                                                                                       3,159          4,201
                                                                                     -------        -------

STOCKHOLDERS' EQUITY

     Nonredeemable preferred stock, stated at liquidation value                          269          1,125

     ESOP preferred stock, at par value                                                   --          1,400

     Unearned ESOP shares                                                                 --         (1,348)

     Common stock, at par value                                                           69             68

     Additional paid-in capital                                                        3,873          4,149

     Retained earnings(deficit)                                                         (696)        (1,097)

     Accumulated other comprehensive income                                              (29)           (11)
                                                                                     -------        -------
                                                                                       3,486          4,286
                                                                                     -------        -------
                                                                                     $15,344        $15,282
================================================================================     =======        =======


The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                 (Amounts in millions, except per-share amounts)

                                                                   Three Months Ended       Nine Months Ended
                                                                         September 30            September 30
                                                                  -------------------     -------------------
                                                                     1998        1997        1998        1997
===============================================================   =======     =======     =======     =======
REVENUES
     Net sales
        Oil and gas operations                                    $ 1,030     $   883     $ 2,509     $ 2,780
        Chemical operations                                           631       1,124       2,395       3,302
                                                                  -------     -------     -------     -------
                                                                    1,661       2,007       4,904       6,082
     Interest, dividends and other income                              39          30         189          64
     Gains on disposition of assets, net (Note 3)                     133          --         544          (1)
     Income from equity investments (Note 11)                           2          (5)         10          25
                                                                  -------     -------     -------     -------
                                                                    1,835       2,032       5,647       6,170
                                                                  -------     -------     -------     -------
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                                  1,373       1,448       3,838       4,379
     Selling, general and administrative and other
        operating expenses                                            181         248         572         625
     Environmental remediation                                         --           6          --          24
     Exploration expense                                               27          18          79          60
     Interest and debt expense, net                                   136         107         412         323
                                                                  -------     -------     -------     -------
                                                                    1,717       1,827       4,901       5,411
                                                                  -------     -------     -------     -------
Income from continuing operations before taxes                        118         205         746         759
Provision for domestic and foreign income and
     other taxes (Note 10)                                             80          75         383         364
                                                                  -------     -------     -------     -------
Income from continuing operations                                      38         130         363         395
Discontinued operations, net (Note 3)                                  --          27          38          99
                                                                  -------     -------     -------     -------
NET INCOME                                                             38         157         401         494
Preferred dividends                                                    (4)        (21)        (13)        (67)
                                                                  -------     -------     -------     -------
EARNINGS APPLICABLE TO COMMON STOCK                               $    34     $   136     $   388     $   427
                                                                  =======     =======     =======     =======

BASIC EARNINGS PER COMMON SHARE
     Income from continuing operations                            $   .10     $   .32     $  1.00     $   .99
     Discontinued operations, net                                      --         .08         .11         .30
                                                                  -------     -------     -------     -------
Basic earnings per common share                                   $   .10     $   .40     $  1.11     $  1.29
                                                                  =======     =======     =======     =======

DILUTED EARNINGS PER COMMON SHARE
     Income from continuing operations                            $   .10     $   .31     $   .99     $   .96
     Discontinued operations, net                                      --         .07         .10         .27
                                                                  -------     -------     -------     -------
Diluted earnings per common share                                 $   .10     $   .38     $  1.09     $  1.23
                                                                  =======     =======     =======     =======


DIVIDENDS PER COMMON SHARE                                        $   .25     $   .25     $   .75     $   .75
                                                                  =======     =======     =======     =======
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                             350.0       335.6       351.2       331.8
===============================================================   =======     =======     =======     =======


The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                              (Amounts in millions)


                                                                                                1998        1997
=========================================================================================    =======     =======
CASH FLOW FROM OPERATING ACTIVITIES
     Net income from continuing operations                                                   $   363     $   395
     Adjustments to reconcile income to net cash provided(used) by operating activities:
         Depreciation, depletion and amortization of assets                                      653         598
         Deferred income tax provision                                                           319          96
         Other noncash charges to income                                                          41          63
         Gains on disposition of assets, net                                                    (544)          1
         Income from equity investments                                                          (10)        (25)
         Exploration expense                                                                      79          60
     Changes in operating assets and liabilities                                                (596)       (318)
     Other operating, net                                                                       (227)       (225)
                                                                                             -------     -------
                                                                                                  78         645
     Operating cash flow from discontinued operations                                           (244)        218
                                                                                             -------     -------
         Net cash provided(used) by operating activities                                        (166)        863
                                                                                             -------     -------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                       (840)     (1,008)
     Buyout of operating leases                                                                   --         (20)
     Sale of businesses and disposals of property, plant and equipment, net                    3,326         101
     Purchase of businesses, net                                                              (3,528)         (4)
     Other investing, net                                                                         48          35
                                                                                             -------     -------
                                                                                                (994)       (896)
     Investing cash flow from discontinued operations                                             (5)        (46)
                                                                                             -------     -------
         Net cash used by investing activities                                                  (999)       (942)
                                                                                             -------     -------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                                919          77
     Net proceeds from commercial paper and revolving credit agreements                        1,775         508
     Payments on long-term debt and capital lease liabilities                                   (313)       (320)
     Proceeds from issuance of common stock                                                       22          16
     Repurchase of common stock                                                                 (937)         --
     Proceeds(payments) of notes payable                                                          (5)          3
     Cash dividends paid                                                                        (296)       (316)
     Other financing, net                                                                          5           2
                                                                                             -------     -------
                                                                                               1,170         (30)
     Financing cash flow from discontinued operations                                             --          15
                                                                                             -------     -------
         Net cash provided(used) by financing activities                                       1,170         (15)
                                                                                             -------     -------
Increase(decrease) in cash and cash equivalents                                                    5         (94)

Cash and cash equivalents--beginning of period                                                   113         258
                                                                                             -------     -------

Cash and cash equivalents--end of period                                                     $   118     $   164
=========================================================================================    =======     =======


The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1998

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

      In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of September 30, 1998 and the consolidated results of operations for the three and nine months then ended and the consolidated cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 30, 1998 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

      Certain financial statements and notes for the prior year have been changed to conform to the 1998 presentation.

      Reference is made to Note 1 to the consolidated financial statements incorporated by reference in the 1997 Form 10-K for a summary of significant accounting policies.


2.    Changes in Accounting Principles

      Effective January 1, 1998, Occidental adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130--"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The prior year financial statements have been restated to conform to the new presentation. Occidental's comprehensive income was $383 million and $482 million for the nine months ended September 30, 1998 and 1997, respectively, and $27 million and $154 million for the third quarter of 1998 and 1997, respectively.

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

3.    Asset Acquisitions and Dispositions

      On January 31, 1998, Occidental completed the sale of all of the issued and outstanding shares of common stock of MidCon Corp. (MidCon), its natural gas transmission and marketing business to K N Energy, Inc. (K N Energy). Occidental sold the shares to K N Energy in return for a cash payment of $2.1 billion less payments for taxes and certain other expenses. The net cash proceeds from the transaction were approximately $1.7 billion. Additionally, in connection with the sale K N Energy issued a fixed-rate interest bearing note secured by letters of credit, payable January 4, 1999, to Occidental in the initial principal amount of $1.4 billion, in exchange for a note previously issued to Occidental by the MidCon Corp. ESOP Trust. In the fourth quarter of 1997 Occidental classified MidCon and its subsidiaries as a discontinued operation. As of December 31, 1997, the operating assets and liabilities of MidCon were reclassified as net assets of discontinued operations on the balance sheet.

      On February 5, 1998, Occidental acquired the U.S. government's approximate 78 percent interest in the Elk Hills Naval Petroleum Reserve oil and gas fields (Elk Hills Field) for approximately $3.5 billion. Occidental's results of operations include the operations of the Elk Hills Field from the date of acquisition. Pro forma net income for the nine months ended September 30, 1998, including historical Elk Hills results as if the acquisition had occurred at January 1, 1998, would not have been materially different. Pro forma net income for the three and nine months ended September 30, 1997, including historical Elk Hills results as if the acquisition had occurred at January 1, 1997, would have been $139 million ($.35 earnings per share) and $464 million ($1.19 earnings per share), respectively. Pro forma revenues would have been $5.7 billion and $6.5 billion for the nine months ended September 30, 1998 and 1997, respectively, and $1.9 billion and $2.1 billion for the three months ended September 30, 1998 and 1997, respectively. The pro forma calculations were made with historical operating results for the Elk Hills Field prior to ownership by Occidental and give effect to certain adjustments including increased depreciation, depletion and amortization to reflect the value assigned to Elk Hills property, plant and equipment, increased interest expense assuming the acquisition was completely financed, and income and property tax effects but did not reflect anticipated future production enhancements in the Elk Hills Field and operational cost improvements expected to be realized.

      In February 1998, Occidental sold its entire interest in an oilfield development project in Venezuela for approximately $205 million in cash plus contingent payments over six years based on oil prices. In March 1998, Occidental sold certain Oklahoma oil and gas properties and interests in the Austin Chalk area of Louisiana and in the Rocky Mountain region and other oil and gas properties for aggregate proceeds of approximately $231 million. These sales resulted in first quarter 1998 net pretax gains of approximately $105 million.

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

      In May 1998, Occidental contributed its ethylene, propylene, ethylene oxide and ethylene glycol derivatives businesses (collectively, the petrochemicals business) to a joint venture partnership called Equistar Chemicals, LP (Equistar), in return for a 29.5 percent interest in such partnership, receipt of approximately $420 million in cash and the assumption by Equistar of approximately $205 million of Occidental capital lease obligations and other liabilities. Lyondell Petrochemical Company (Lyondell) and Millennium Chemicals, Inc. (Millennium), through their respective subsidiaries, were the original partners of Equistar. Lyondell owns 41 percent of Equistar and Occidental and Millennium each own 29.5 percent. Following the closing of the transaction, the assets and liabilities transferred to the partnership (primarily property, plant and equipment and inventories) were removed from the balance sheet and an equity investment was recorded. Occidental's results of operations and cash flows include amounts related to the assets transferred up to the transaction closing date. Subsequent to the closing date, Occidental has accounted for the joint venture as an equity investment. Occidental did not record a gain or loss on the transaction.

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

      In July 1998, Occidental sold the stock of Occidental Netherlands, Inc. for approximately $275 million, in cash and the assumption of debt, plus future contingent payments. Occidental Netherlands owns interests in eight gas-producing licenses in the Dutch North Sea and a 38.6 percent interest in Noordgastransport B.V., which owns the gas pipeline system that services the area. Occidental recorded a pretax gain on the disposition of approximately $137 million.

      In September 1998, Occidental and the Royal Dutch/Shell Group (Shell) consummated the exchange of Occidental's oil and gas interests in the Philippines and Malaysia for Shell's oil and gas interests in Yemen and its interests in the Cravo Norte, Samore, Soapaga and Rondon association contracts in Colombia. Shell also received a cash payment at closing of approximately $89 million. No gain or loss was recorded on the transaction.


4.    Supplemental Cash Flow Information

      Cash payments during the nine months ended September 30, 1998 and 1997 included federal, foreign and state income taxes of approximately $198 million and $129 million, respectively. Interest paid, net of interest capitalized, totaled approximately $358 million and $310 million for the nine months ended September 30, 1998 and 1997, respectively.


5.    Cash and Cash Equivalents

      Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $81 million and $50 million at September 30, 1998 and December 31, 1997, respectively.


6.    Inventories

      A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

           Balance at                   September 30, 1998         December 31, 1997
           ========================     ==================        ==================
           Raw materials                     $     45                   $    102
           Materials and supplies                 191                        189
           Work in process                         10                         22
           Finished goods                         273                        342
                                             --------                   --------
                                                  519                        655
           LIFO reserve                           (38)                       (51)
                                             --------                   --------
           Total                             $    481                   $    604
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

11.   Investments

      Investments in companies, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At September 30, 1998, Occidental's equity investments consisted primarily of a 29.5 percent interest in Equistar acquired in May 1998, an investment of approximately 29 percent in the common shares of Canadian Occidental Petroleum Ltd. and various chemical partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                                                 Periods Ended September 30
                                                 ----------------------------------------------------------
                                                               Three Months                     Nine Months
                                                 --------------------------      --------------------------
                                                       1998            1997            1998            1997
                                                 ==========      ==========      ==========      ==========
                 Revenues                        $      522      $      245      $    1,128      $      707
                 Costs and expenses                     520             250           1,118             682
                                                 ----------      ----------      ----------      ----------
                 Net income                      $        2      $       (5)     $       10      $       25
                                                 ==========      ==========      ==========      ==========


12.   Summarized Financial Information of Wholly-Owned Subsidiary

      Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY USA). The following tables present summarized financial information for OXY USA (in millions):

                                                                                 Periods Ended September 30
                                                 ----------------------------------------------------------
                                                                Three Months                    Nine Months
                                                 ---------------------------     --------------------------
                                                       1998            1997            1998            1997
                                                 ==========      ===========     ==========      ==========
                 Revenues                        $      161      $      216      $    1,005      $      740
                 Costs and expenses                     161             188             802             626
                                                 ----------      ----------      ----------      ----------
                 Net income                      $       --      $       28      $      203(a)   $      114
                                                 ==========      ===========     ==========      ==========

                 (a) Includes net gains on the sale of certain nonstrategic assets of $106 million in the second quarter.


                 Balance at                                September 30, 1998           December 31, 1997
                 =================================        ===================          ===================
                 Current assets                                $       74                  $       150
                 Intercompany receivable                       $      347                  $        29
                 Noncurrent assets                             $    1,735                  $     2,024
                 Current liabilities                           $      208                  $       259
                 Interest bearing note to parent               $       73                  $        89
                 Noncurrent liabilities                        $      908                  $     1,106
                 Stockholders' equity                          $      967(a)               $       749

                (a) Includes a capital contribution of $17 million in the third quarter.

13.   Industry Segments

      Occidental adopted the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information" effective January 1, 1998. The following table presents the required interim segment disclosures (in millions):

                                                     Oil and Gas       Chemical      Corporate           Total
        ==========================================   ===========    ===========    ===========     ===========
        Nine months ended September 30, 1998
            Net sales                                $     2,509    $     2,395    $        --     $     4,904
                                                     ===========    ===========    ===========     ===========
            Pretax operating profit(loss)            $       890    $       278    $      (422)(a) $       746
            Income taxes                                     122             (2)           263(b)          383
            Discontinued operations, net                      --             --             38              38
                                                     -----------    -----------    -----------     -----------
            Net income(loss)                         $       768(c) $       280(d) $      (647)    $       401
        ==========================================   ===========    ===========    ===========     ===========
        Nine months ended September 30, 1997
            Net sales                                $     2,780    $     3,302    $        --     $     6,082
                                                     ===========    ===========    ===========     ===========
            Pretax operating profit(loss)            $       741    $       509    $      (491)(a)         759
            Income taxes                                     211             19            134(b)          364
            Discontinued operations, net                      --             --             99              99
                                                     -----------    -----------    -----------     -----------
            Net income(loss)                         $       530    $       490    $      (526)(e) $       494
        ==========================================   ===========    ===========    ===========     ===========

      (a) Includes unallocated net interest expense, administration expense and other items.
      (b) Includes unallocated income taxes.
      (c) Includes net gains on the sale of certain nonstrategic assets of $532 million and other charges of $42 million.
      (d) Includes a $30 million pretax charge for reorganization and other costs.
      (e) Includes a $75 million pretax charge to amend certain employment agreements with two senior executives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Occidental is experiencing a period of historically low energy and commodity chemical prices that have adversely affected earnings. The duration of this period of low prices cannot be predicted. However, consistent with the more streamlined Occidental that has resulted from a series of sales, acquisitions and exchanges of assets, Occidental has substantially reduced administrative staff which will result in reduced costs at its divisions and corporate headquarters locations.

Occidental's net income for the first nine months of 1998 was $401 million, on net sales of $4.9 billion, compared with $494 million, on net sales of $6.1 billion, for the same period of 1997. Occidental's net income for the third quarter of 1998 was $38 million, on net sales of $1.7 billion, compared with $157 million, on net sales of $2.0 billion, for the same period of 1997. Basic earnings per common share were $1.11 for the first nine months of 1998, compared with $1.29 for the same period of 1997. Basic earnings per common share were $.10 for the third quarter of 1998, compared with $.40 for the same period of 1997.

The 1998 earnings for the first nine months included net pretax gains of approximately $532 million from the sale of certain nonstrategic oil and gas properties, as part of an asset redeployment program, of which $137 million was recorded in the third quarter. The 1998 earnings also included a $30 million charge for the write-off of certain exploration projects and a $12 million reorganization charge in the third quarter for the oil and gas division, a $30 million second quarter charge for reorganization and other costs and a favorable adjustment of estimates for fringe benefit and railcar expense in the third quarter in the chemical division and $38 million of income from discontinued operations to reflect the closing of the sale of MidCon Corp. (MidCon), the natural gas transmission and marketing subsidiary, and the finalization of the discontinued operations reserve in the first quarter. The 1997 earnings for the three and nine months ended September 30 included income from discontinued operations of $27 million and $99 million, respectively. Earnings before special items were $3 million and $139 million for the three and nine months ended September 30, 1998, respectively, compared with $184 million and $449 million for the same periods in 1997, respectively. The 1997 earnings also included a third quarter charge, net of taxes, of $54 million to amend certain employment agreements with two senior executives. The decrease in earnings before special items in both periods primarily reflected lower worldwide crude oil prices and lower chemical margins, partially offset by increased crude oil production in the United States and Eastern Hemisphere. The lower chemical margins reflected the impact of lower prices for most major chemical products, partially offset by higher caustic soda prices and lower energy and raw material prices.

The decrease in net sales for the three and nine months ended September 30, 1998, compared with the same periods in 1997, primarily reflected lower worldwide crude oil prices in the oil and gas division and lower prices and volumes for certain chemical products and also reflected the absence of revenues related to the petrochemical assets contributed to Equistar Chemicals, LP (Equistar) in May 1998.

Interest, dividends and other income for the three and nine months ended September 30, 1998 included, among other things, interest earned on a $1.4 billion note received (the $1.4 billion note receivable) in exchange for a note previously issued to Occidental by the MidCon Corp. ESOP Trust. The increase in interest and debt expense reflected the impact of higher debt levels in 1998. The decrease in income from equity investments for the nine months ended September 30, 1998, compared with the same period in 1997, reflected lower equity earnings from Canadian Occidental Petroleum Ltd. and the OxyMar chemical joint venture, offset in part by equity earnings from Equistar in 1998 and the improvement in equity earnings from certain chemical joint ventures in Thailand.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):

                                                                                      Periods Ended September 30
                                                              --------------------------------------------------
                                                                         Three Months                Nine Months
                                                              -----------------------     ----------------------
                                                                   1998          1997          1998         1997
============================================================  =========     =========     =========    =========
DIVISIONAL NET SALES
     Oil and gas                                              $   1,030     $     883     $   2,509    $   2,780
     Chemical                                                       631         1,124         2,395        3,302
                                                              ---------     ---------     ---------    ---------
NET SALES                                                     $   1,661     $   2,007     $   4,904    $   6,082
                                                              =========     =========     =========    =========
DIVISIONAL EARNINGS
     Oil and gas                                              $     156     $     144     $     768    $     530
     Chemical                                                        62           209           280          490
                                                              ---------     ---------     ---------    ---------
                                                                    218           353         1,048        1,020
UNALLOCATED CORPORATE ITEMS
     Interest expense, net                                         (106)         (100)         (336)        (302)
     Income taxes, administration and other                         (74)         (123)         (349)        (323)
                                                              ---------     ---------     ---------    ---------
INCOME FROM CONTINUING OPERATIONS                                    38           130           363          395

     Discontinued operations, net                                    --            27            38           99
                                                              ---------     ---------     ---------    ---------
NET INCOME                                                    $      38     $     157     $     401    $     494
============================================================  =========     =========     =========    =========

Oil and gas earnings for the first nine months of 1998 were $768 million, compared with $530 million for the same period of 1997. Oil and gas divisional earnings before special items were $278 million for the first nine months of 1998, compared with $530 million for the first nine months of 1997. Oil and gas earnings for the third quarter of 1998 were $156 million, compared with $144 million for the same period of 1997. Oil and gas earnings before special items were $61 million for the third quarter of 1998, compared with $144 million for the third quarter of 1997. The first nine months of 1998 earnings included pretax gains of approximately $532 million related to the sale of nonstrategic assets located in Venezuela, the Netherlands, and the United States, of which $137 million was recorded in the third quarter for the sale of Occidental's interests in the Netherlands. The 1998 third quarter earnings also included a $30 million charge for the write-off of certain exploration projects and a $12 million reorganization charge. The decrease in earnings before special items in both periods primarily reflected the negative impact of lower worldwide crude oil prices, partially offset by increased crude oil production in the United States and Eastern Hemisphere. The decrease in revenues for the nine months ended September 30, 1998, compared with the same period in 1997, reflected the impact of lower worldwide crude oil prices and lower domestic natural gas prices partially offset by increased crude oil production in the United States and Eastern Hemisphere. The increase in revenues for the three months ended September 30, 1998, compared with the same period in 1997, reflected higher oil trading activity and increased crude oil production in the United States and Eastern Hemisphere partially offset by lower worldwide crude oil prices. Approximately 39 percent and 33 percent of oil and gas net sales were attributed to oil and gas trading activity in the first nine months of 1998 and 1997, respectively. The results of oil and gas trading were not significant. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

Chemical earnings for the first nine months of 1998 were $280 million, compared with $490 million for the same period of 1997. Chemical earnings before special items were $310 million for the first nine months of 1998, compared with $490 million for the first nine months of 1997. Chemical earnings for the third quarter of 1998 were $62 million, compared with $209 million for the same period of 1997. The 1998 earnings reflected a $30 million pretax charge for reorganization and other costs in the second quarter and a favorable adjustment of estimates for fringe benefit and railcar expense in the third quarter. The decrease in earnings before special items in both periods primarily reflected the impact of lower prices for most major chemical products, partially offset by higher caustic soda margins and lower energy and raw material prices. The decrease in net sales for the three and nine months ended September 30, 1998, compared with the same periods in 1997, primarily reflected the absence of revenues related to the petrochemical assets contributed to Equistar in May 1998 as well as lower prices and volumes for most chemical products. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors. Accordingly, Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products.

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first nine months of 1998 and 1997, divisional earnings benefited by $28 million and $30 million, respectively, from credits allocated. This included credits of $8 million and $20 million at oil and gas and chemical, respectively, in the first nine months of 1998 and $10 million and $20 million at oil and gas and chemical, respectively, for the first nine months of 1997.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities from continuing operations was $78 million for the first nine months of 1998, compared with net cash provided of $645 million for the same period of 1997. The decrease primarily reflected the impact of lower worldwide crude oil prices and lower chemical prices. Included in total cash flow from operating activities is cash used by discontinued operations of $244 million in 1998 and cash provided by discontinued operations of $218 million in 1997. The 1998 cash used by discontinued operations included the negative effect of $250 million of receivables repurchased in connection with the sale of MidCon. The 1998 and 1997 noncash charges included employee benefit plans expense and various other charges. The 1998 noncash charges also included a charge for the write-off of an investment in certain exploration properties and previously announced reorganization accruals.

Occidental's net cash used by investing activities was $999 million for the first nine months of 1998, compared with $942 million for the same period of 1997. The 1998 amount reflected cash used of $3.5 billion for the purchase of the Elk Hills Field and capital expenditures of $840 million. The 1998 amount also reflected proceeds of $3.3 billion, primarily from the sale of MidCon and certain nonstrategic oil and gas properties, as well as disposals of property, plant and equipment. Capital expenditures in 1998 included $595 million in oil and gas and $244 million in chemical. Capital expenditures were $1.0 billion in 1997, including $799 million in oil and gas and $207 million in chemical. In February 1998, Occidental acquired the U.S. government's approximate 78 percent interest in the

Elk Hills Naval Petroleum Reserve oil and gas fields (Elk Hills Field). As part of the asset redeployment program, Occidental completed the sale in 1998 of various nonstrategic oil and gas properties. These properties included the sale, in the first quarter of 1998, of Occidental's entire interest in an oilfield development project in Venezuela for approximately $205 million in cash plus contingent payments over six years based on oil prices and the sale of certain Oklahoma oil and gas properties and interests in the Austin Chalk area of Louisiana and in the Rocky Mountain region and other oil and gas properties for aggregate proceeds of approximately $231 million. In the second quarter of 1998, Occidental sold, as part of the program, certain oil and gas properties in Texas for approximately $63 million; the stock of its MC Panhandle subsidiary, which owns certain natural gas interests in the West Panhandle field in Texas, for approximately $99 million; certain oil and gas properties in Louisiana and Mississippi for approximately $190 million; certain oil properties in Kansas and Colorado for approximately $70 million; and certain gas properties in Kansas and Oklahoma for approximately $125 million. In the third quarter of 1998, Occidental also sold, as part of the program, the stock of Occidental Netherlands, Inc., for approximately $275 million, in cash and the assumption of debt, plus future contingent payments. Additionally, in September 1998, Occidental made a cash payment of approximately $89 million to the Royal Dutch/Shell Group (Shell) in connection with the exchange of certain oil and gas interests as described below. Net proceeds from the sale of businesses and disposal of property, plant and equipment for the first nine months of 1997 totaled $101 million which included the proceeds from the sale of a chemical plant in the second quarter.

Financing activities provided net cash of $1.2 billion in the first nine months of 1998, compared with net cash used of $15 million for the same period of 1997. The 1998 amount reflected net cash provided of $2.4 billion primarily from proceeds from borrowings to fund a portion of the acquisition of the Elk Hills Field in February 1998. The 1998 amount also included cash used of $937 million for the repurchase of 35.1 million shares of Occidental common stock and $296 million for the payment of dividends. Total shares repurchased from the inception of the program through October 30, 1998 were 39.3 million for approximately $1.06 billion. In April 1998, Occidental issued $900 million par value of long-term debt. The scheduled maturities range from 5 to 30 years. The proceeds were used to repay outstanding commercial paper. The 1997 amount reflected net cash provided of $268 million, primarily from proceeds from borrowings, and cash used for the payment of dividends of $316 million.

In October 1998, Occidental issued $270 million of extendible notes with a ten year final maturity and an initial coupon expiring in April 2000. At the end of such period, the notes will either be automatically tendered, subject to the right of any holder not to tender, to a remarketing agent for resale to the public, or repurchased by Occidental if a mutual agreement is not reached with the remarketing agent on the remaining spread. The proceeds were used to repay outstanding commercial paper.

Net cash used by investing activities and operating activities in the first nine months of 1998, was funded by additional borrowings. Operating cash flow decreased primarily due to the impact of lower worldwide crude oil prices, lower chemical prices and the repurchase of previously sold accounts receivable of Occidental's former subsidiary MidCon and of the petrochemical business contributed to Equistar. In addition, cash proceeds from Occidental's program to sell nonstrategic assets did not totally offset cash expenditures for the February 1998 acquisition of its interest in Elk Hills Field and the common stock repurchase program.

For 1998 Occidental anticipates a net cash shortfall, which it expects can be funded without substantial additional borrowings over the levels at September 30, 1998. Occidental believes that cash generated from operations, sale of assets and available borrowing capacity will be adequate to meet its anticipated cash requirements including operating requirements, capital spending and dividend payments for the next twelve months, assuming oil and gas prices remain in their current range. However, Occidental continually evaluates possible acquisitions or other extraordinary transactions, which may, individually or in the aggregate, affect Occidental's cash requirements. Available but unused lines of committed bank credit totaled approximately $400 million at September 30, 1998, $1.0 billion at October 31, 1998 and $1.5 billion at December 31, 1997.

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

In September 1998, Occidental and Shell consummated the exchange of Occidental's oil and gas interests in the Philippines and Malaysia for Shell's oil and gas interests in Yemen and its interests in the Cravo Norte, Samore, Soapaga and Rondon association contracts in Colombia. Shell also received a cash payment at closing of approximately $89 million. As a result of the exchange, Occidental's oil production is expected to increase by 46,000 barrels per day. No gain or loss was recorded on the transaction.

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

The balance in prepaid expenses, note receivable and other at September 30, 1998 includes the $1.4 billion note receivable. The balance in equity investments at September 30, 1998 includes Occidental's interest in Equistar. The increase in the balance of net property, plant and equipment reflected the acquisition of the Elk Hills Field offset, in part, by property, plant and equipment contributed to Equistar and the sale of various nonstrategic oil and gas properties. The balance in net assets of discontinued operations at December 31, 1997 included the operating assets and liabilities of MidCon.

Current maturities of long-term debt and capital lease liabilities increased reflecting the current portion of long-term debt that is expected to be paid in the first quarter of 1999 using the proceeds of the $1.4 billion note receivable. The increase in long-term debt reflected increased commercial paper borrowings to fund a portion of the acquisition of the Elk Hills Field. Other deferred credits and other liabilities decreased, reflecting the payment of amounts associated with the sale of MidCon and the assumption by Equistar of approximately $205 million of capital lease liabilities. The decrease in nonredeemable preferred stock primarily reflected the conversion, in March 1998, of all of the 15.1 million shares of Occidental's $3.875 preferred stock into
33.2 million shares of common stock. The decrease in ESOP preferred stock and unearned ESOP shares resulted from the completion of the sale of MidCon. The decrease in additional paid-in capital reflected dividends on common and preferred stock and common stock repurchased offset, in part, by common stock issued in connection with the preferred stock conversion.

Occidental believes it may have exhausted its accumulated earnings and profits for tax purposes, therefore, some common and preferred stock dividends received by shareholders in 1998 may be a return of capital.

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

YEAR 2000 ISSUE

Occidental's efforts to address Year 2000 (Y2K) issues began in 1997. In addressing the issues Occidental has employed a five-step process consisting of:
1) conducting a company-wide inventory, 2) assessing Y2K compliance, 3) remediating non-compliant software and hardware and particularly that which employs embedded chips such as process controls, 4) testing remediated hardware and software and 5) certifying Y2K compliance.

Personnel from operations and from functional disciplines, as well as information technology professionals, are involved in the process. Outside consultants have also been retained to participate in the inventory and assessment process. A Y2K corporate-level manager was appointed to oversee and provide consistency to the overall process, provide support resources on a company-wide basis and minimize duplication of efforts. In addition, a committee of senior corporate executives provides oversight through an extensive monthly status review of project elements. Additionally, a report is made to Occidental's Board of Directors on Y2K status at each board meeting.

Inventory and assessment activities are estimated at approximately 85 percent complete. This data is continuously updated as new information becomes available and we expect this to continue throughout the Y2K effort. Overall remediation efforts are estimated at approximately 35 percent complete. The coincidental replacement of several major existing systems is well under way; these efforts began before the Y2K efforts were initiated therefore the timing for completion of these projects has not been accelerated as a result of Y2K issues. These new systems will allow Occidental to discontinue use of these existing systems prior to January 1, 2000.

Costs for Y2K efforts are not being accumulated separately. Much of the cost is being accounted for as part of normal operating budgets. Overall, the costs are estimated to be approximately $50 million. Most of the cost is associated with the remediation of various process control and field systems (systems that utilize embedded computer chip technology). Due to the nature of these devices and to minimize the impact on normal operations the remediation process will continue until mid 1999. Overall, the costs are not expected to have a significant effect on Occidental's consolidated financial position or results of operations.

The risks associated with the Y2K issue can be substantial from the standpoint of reliance on third parties. Communication with customers, suppliers and equity partners to determine the extent of their Y2K efforts, including selected site visits, is an integral part of the program. Occidental, like most companies, is reliant on third parties for a wide variety of goods and services -- from raw materials to electricity. Occidental's efforts include addressing the "supply chain" issues to minimize the potential impact of a major supplier (or customer) experiencing a Y2K problem that would adversely affect Occidental.

Because of these company wide efforts, Occidental believes that appropriate actions have been taken to minimize the risk to its operations and financial condition.

Contingency plans that address a reasonably likely worst case scenario are currently being developed. These plans will address the key systems and third parties that present potential significant risk. The plans will analyze the strategies and resources necessary to restore operations in the unlikely event that an interruption does occur. The plans will also outline a recovery program detailing the necessary participants, processes and equipment needed to restore operations. Contingency plans are expected to be finalized during the third quarter of 1999.

ENVIRONMENTAL MATTERS

Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations also are subject to varied environmental protection laws. Costs associated with environmental compliance have increased over time and may continue to rise in the future.

The laws which require or address environmental remediation may apply retroactively to previous waste disposal practices. And, in many cases, the laws apply regardless of fault, legality of the original activities or ownership or control of sites. Occidental is currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites.

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

As of September 30, 1998, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 174 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement). The 174 sites include 66 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability, and 2 sites at which the extent of such retained liability is disputed. Of the remaining 106 sites, Occidental has denied involvement at 15 sites and has yet to determine involvement in 15 sites. With respect to the remaining 76 of these sites, Occidental is in various stages of evaluation. For 68 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 68 sites include 15 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 8 of the 76 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND FORWARD-LOOKING INFORMATION

Portions of this report are forward-looking and involve risks and uncertainties that could significantly affect expected results. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; competitive pricing pressures; higher than expected costs including feedstocks; the supply/demand considerations for Occidental's products; any general economic recession domestically or internationally; regulatory uncertainties; and not successfully completing any development of new fields, expansion, capital expenditure, efficiency improvement, acquisition or disposition.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1997 Annual Report on Form 10-K,
Item 1 of Part II of Occidental's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 1998 and June 30, 1998 and Note 9 to the consolidated condensed financial statements in Part I hereof.

In January 1998, two shareholder derivative actions were filed by the Teacher's Retirement System of Louisiana and others in the Los Angeles Superior Court against the Board of Directors of Occidental and Occidental, as a nominal defendant, with respect to the payments made in 1997 to Occidental's Chairman and President in connection with the restructuring of their respective employment agreements. In August 1998, the Superior Court sustained defendants' demurrers to the consolidated complaint with leave to amend. Thereafter, plaintiffs filed a second amended consolidated complaint making allegations similar to those that formed the basis of their earlier complaints. Plaintiffs seek substantially the same relief, but deleted their request for a declaration that the employment agreements are null and void. The parties have reached an agreement in principle fully resolving the litigation without any admission of liability by the defendants, subject to approval of the Superior Court following notice to Occidental's shareholders of record. If approved by the court, the agreement would not have a material adverse effect on Occidental's consolidated financial condition or results of operations.

ENVIRONMENTAL PROCEEDINGS

In April 1998, a civil action was filed on behalf of the U.S. Environmental Protection Agency (EPA) against Occidental Chemical Corporation (OxyChem) relating to the Centre County Kepone Superfund Site at State College, Pennsylvania. The lawsuit seeks approximately $12 million in penalties and governmental response costs, a declaratory judgment that OxyChem is a liable party under CERCLA, and an order requiring OxyChem to carry out the remedy that is being performed by the site owner. In October 1998, the U.S. District Court for the Middle District of Pennsylvania granted OxyChem's motion to dismiss the United States' case.

In October 1998, OxyChem received an administrative complaint filed by Region III of the EPA with respect to OxyChem's former manufacturing plant at Belle, West Virginia. The complaint alleges that OxyChem violated various hazardous waste management rules in 1994 and 1995 and demands civil penalties of approximately $245 thousand. OxyChem intends to vigorously contest the alleged violations and the proposed penalties.

ITEM 5.  OTHER INFORMATION

In September 1998, the Board of Directors of Occidental amended the provision of the By-laws pertaining to the manner in which a stockholder may properly present business (for example, introduce a proposal that was not included in the proxy materials) at the Annual Meeting of Stockholders.

Under the By-laws, as amended, to be properly brought before the Annual Meeting, business must be brought by a stockholder of Occidental (i) who is a stockholder of record on the date notice is given as provided below and on the record date for the determination of stockholders entitled to vote at the Annual Meeting and
(ii) who complies with the notice procedures described below. The stockholder must give timely notice of the business to be brought to the Secretary of Occidental. The notice must be received at the principal executive offices of Occidental, not less than 70 days nor more than 90 days prior to the anniversary date of the immediately preceding Annual Meeting (for example, the 1998 Annual Meeting was held on May 1st, therefore, stockholder proposals must be received at Occidental's executive offices from January 31, 1999 through February 20,
1999). The notice must contain (i) a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the Annual Meeting and any material interest in such business of the stockholder and the beneficial holder, if any, on whose behalf the proposal is made, (ii) the name and record address of the proponent, (iii) the class, series and number of shares of Occidental beneficially owned by the proponent, (iv) a description of all arrangements or understandings between the proponent or any other person(s) (including their names) in connection with such business, (v) whether the proponent intends to distribute proxy materials and (vi) a representation that the proponent intends to appear in person or by another person authorized to act as proxy for the proponent to present such business.

The change to the By-laws described above does not affect proposals submitted to Occidental in accordance with Rule 14a-8 of the SEC's proxy rules. As disclosed in Occidental's Proxy Statement for the 1998 Annual Meeting of Stockholders, in order to be included in the proxy statement and form of proxy relating to the 1999 Annual Meeting, stockholder proposals must be received at Occidental's executive offices by November 17, 1998. In order for a shareholder proposal made outside of Rule 14a-8 to be considered timely within the meaning of Rule 14a-4(c), such proposal must be received by Occidental's principal executive offices not later than 70 days nor more than 90 days prior to the anniversary date of the immediately preceding Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3        By-laws of Occidental, as amended through September
                           17, 1998

                  4.1 First Amendment dated as of August 31, 1998, amending that certain Credit Agreement dated as of March 20, 1997, among Occidental and the Banks named therein

                  11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 1998 and 1997

                  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 1998 and 1997 and the five years ended December 31, 1997

                  27 Financial data schedule for the nine-month period ended September 30, 1998 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)


         (b)      Reports on Form 8-K

                  During the quarter ended September 30, 1998, Occidental filed the following Current Reports on Form 8-K:

                  1. Current Report on Form 8-K dated May 15, 1998 (date of earliest event reported), filed on July 17, 1998, for the purpose of reporting, under Item 2, the completion of the Equistar transaction, under Item 5, certain recent developments, and under Item 7, certain financial statements and pro forma financial information

                  2. Current Report on Form 8-K dated July 20, 1998 (date of earliest event reported), filed on July 21, 1998, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended June 30, 1998

                  From September 30, 1998 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

                  1. Current Report on Form 8-K dated September 25, 1998 (date of earliest event reported), filed on October 2, 1998, for the purpose of reporting, under Item 5, the sale of notes and liquidity status and under Item 7, certain exhibits related to the issuance of notes

                  2. Current Report on Form 8-K dated October 21, 1998 (date of earliest event reported), filed on October 22, 1998, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended September 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OCCIDENTAL PETROLEUM CORPORATION







DATE:  November 12, 1998               S. P. Dominick, Jr.
                                       -----------------------------------------
                                       S. P. Dominick, Jr., Vice President and
                                       Controller (Chief Accounting and Duly
                                       Authorized Officer)

                                  EXHIBIT INDEX


EXHIBITS
--------

      3       By-laws of Occidental, as amended through September 17, 1998

      4.1 First Amendment dated as of August 31, 1998, amending that certain Credit Agreement dated as of March 20, 1997, among Occidental and the Banks named therein

     11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 1998 and 1997

     12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 1998 and 1997 and the five years ended December 31, 1997

     27 Financial data schedule for the nine-month period ended September 30, 1998 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)