Form 10-K405
period 1998-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 1999-03-12
CIK 797468

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-K

               [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      OR

             [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM      TO
                         COMMISSION FILE NUMBER 1-9210

                                --------------

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 208-8800

                                --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                ON WHICH REGISTERED
                -------------------              -----------------------
     10 1/8% Senior Notes due 2001               New York Stock Exchange
     10 1/8% Senior Debentures due 2009          New York Stock Exchange
     11 1/8% Senior Debentures due 2019          New York Stock Exchange
      9 1/4% Senior Debentures due 2019          New York Stock Exchange
     Oxy Capital Trust I 8.16% Trust Originated
      Preferred Securities                       New York Stock Exchange
     $3.00 Cumulative CXY-Indexed Convertible
      Preferred Stock                            New York Stock Exchange
     Common Stock                                New York Stock Exchange

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

                              YES   X    NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                --------------

  The aggregate market value of the voting stock held by nonaffiliates of the registrant on February 8, 1999 was approximately $5.6 billion, based on the closing price on the New York Stock Exchange composite tape of $16.125 per share of Common Stock on February 8, 1999. Shares of Common Stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

  At February 8, 1999, there were 347,771,225 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement filed in connection with its April 30, 1999, Annual Meeting of Stockholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I
 ITEMS 1 AND 2 Business and Properties...................................     1
               General...................................................     1
               Segment Information.......................................     1
               Oil and Gas Operations....................................     1
               Chemical Operations.......................................     6
               Capital Expenditures......................................    11
               Employees.................................................    11
               Environmental Regulation..................................    11
 ITEM 3        Legal Proceedings.........................................    12
               Environmental Proceedings.................................    13
 ITEM 4        Submission of Matters to a Vote of Security Holders.......    13
               Executive Officers of the Registrant......................    13
 PART II
 ITEM 5        Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................    15
 ITEM 6        Selected Financial Data...................................    16
 ITEM 7        Management's Discussion and Analysis of Financial
               Condition and Results of Operations (Incorporating Item
               7A).......................................................    16
               1998 Business Environment.................................    16
               1998 Significant Events...................................    17
               Income Summary............................................    18
               Divisional Operations.....................................    18
               Liquidity and Capital Resources...........................    23
               Acquisitions and Commitments..............................    28
               Hedging Activities........................................    28
               Taxes.....................................................    30
               Lawsuits, Claims, Commitments, Contingencies and Related
               Matters...................................................    30
               Environmental Expenditures................................    30
               1999 Outlook..............................................    32
               Accounting Changes........................................    34
               Year 2000 Compliance......................................    35
               Safe Harbor Statement Regarding Outlook and Other Forward-
               Looking Data..............................................    36
               Report of Management......................................    36
 ITEM 8        Financial Statements and Supplementary Data...............    37
 ITEM 9        Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure.......................    82
 PART III
 ITEM 10       Directors and Executive Officers of the Registrant........    82
 ITEM 11       Executive Compensation....................................    82
               Security Ownership of Certain Beneficial Owners and
 ITEM 12       Management................................................    82
 ITEM 13       Certain Relationships and Related Transactions............    82
 PART IV
 ITEM 14       Exhibits, Financial Statement Schedules and Reports on
               Form 8-K..................................................    82

                                    PART I

ITEMS 1 AND 2 BUSINESS AND PROPERTIES

                                    GENERAL

  Occidental Petroleum Corporation, a Delaware corporation ("Occidental"), explores for, develops, produces and markets crude oil and natural gas and manufactures and markets a variety of basic chemicals, including chlorine, caustic soda, polyvinyl chloride ("PVC"), vinyl chloride monomer ("VCM") and ethylene dichloride ("EDC"), as well as specialty chemicals. Occidental conducts its principal operations through two subsidiaries, Occidental Oil and Gas Corporation and Occidental Chemical Corporation. Occidental also has an interest in petrochemicals through its 29.5 percent ownership in the Equistar Chemicals, LP petrochemical limited partnership ("Equistar"). Occidental's executive offices are located at 10889 Wilshire Boulevard, Los Angeles, California 90024; telephone (310) 208-8800.

  Occidental was organized in April 1986 and, as the result of a reorganization effective May 21, 1986, became the successor to a California corporation of the same name organized in 1920. As used herein, the term "Occidental" refers to Occidental alone or together with one or more of its subsidiaries.

  During 1998, Occidental was involved in a major program to redeploy assets, including:

  . Acquiring the U.S. government's approximate 78 percent interest in the Elk Hills Naval Petroleum Reserve in California ("Elk Hills") for approximately $3.5 billion. Elk Hills is one of the 11 largest oil and gas fields in the lower 48 states.

  . Selling its MidCon Corp. natural gas transmission and marketing subsidiary to K N Energy, Inc.

  . Selling nonstrategic oil and gas assets in the United States, Venezuela and the Netherlands for net proceeds of approximately $1.1 billion.

  . Exchanging its interests in undeveloped gas discoveries in Malaysia and the Philippines for current oil-producing properties in Colombia and Yemen.

  .  Arranging alliances to enhance its vinyls and petrochemicals businesses.

                              SEGMENT INFORMATION

  Occidental's principal businesses constitute two industry segments, the operations of which are described below. For information with respect to the revenues, net income and assets of Occidental's industry segments and of its operations in various geographic areas for each of the three years in the period ended December 31, 1998, see Note 17 to the Consolidated Financial Statements of Occidental ("Consolidated Financial Statements"), which are included in this report, and the information appearing under the caption "Management's Discussion and Analysis" in this report.

                            OIL AND GAS OPERATIONS

                          EXPLORATION AND PRODUCTION

GENERAL Through its subsidiaries, including Occidental Oil and Gas Corporation, and its approximate 29 percent equity interest in Canadian Occidental Petroleum Ltd. ("CanadianOxy"), Occidental produces or participates in the production of crude oil, condensate and natural gas in the United States, Bangladesh, Canada, Colombia, Ecuador, Oman, Pakistan, Peru, Qatar, Russia and Yemen. Occidental is continuing its development programs for certain existing fields in certain of these countries. Occidental is also conducting exploration activities in several of these countries.

RECENT DEVELOPMENTS The acquisition of Elk Hills significantly increased the quantity and quality of Occidental's domestic reserves. At December 31, 1998, Occidental booked initial proved reserves from Elk Hills of approximately 307 million barrels of oil and 708 billion cubic feet ("Bcf") of natural gas. Through the application of improved drilling and field management techniques to develop the field fully, Elk Hills reserves net to Occidental are expected to exceed 1 billion oil equivalent barrels. Production is expected to increase as the field is developed. Gross crude oil production averaged approximately 65,000 barrels of oil per day in 1998, including natural gas liquids production of 8,300 barrels per day, with gas sales averaging approximately 227 million cubic feet of gas per day. Occidental recognized oil and gas production from Elk Hills from the date of acquisition, February 5, 1998. Occidental is the operator of Elk Hills. Chevron USA is the other unit interest holder.

  Occidental exchanged its interests in undeveloped gas discoveries in Malaysia and the Philippines, together with approximately $89 million in cash, for Royal Dutch Shell's interests in oil-producing properties in Colombia and Yemen complementary to Occidental's existing properties (collectively, the "Shell Exchange"). The Shell Exchange, which closed in September 1998, increased Occidental's net oil production by approximately 46,000 barrels per day.

                COMPARATIVE OIL AND GAS RESERVES AND PRODUCTION
       Oil in millions of barrels; natural gas in billions of cubic feet

                                  1998                 1997                 1996
                          -------------------- -------------------- --------------------
                           OIL   GAS  TOTAL(a)  Oil   Gas  Total(a)  Oil   Gas  Total(a)
------------------------  ----- ----- -------- ----- ----- -------- ----- ----- --------
U.S. Reserves...........    445 1,898    761     197 1,635    470     203 1,744    494
International Reserves..    621   251    663     703   823    840     694   840    834
                          ----- -----  -----   ----- -----  -----   ----- -----  -----
  Total.................  1,066 2,149  1,424     900 2,458  1,310     897 2,584  1,328
                          ===== =====  =====   ===== =====  =====   ===== =====  =====
U.S. Production.........     29   224     66      21   218     57      21   220     58
International
 Production.............     88    32     94      80    40     87      84    42     91
                          ----- -----  -----   ----- -----  -----   ----- -----  -----
  Total.................    117   256    160     101   258    144     105   262    149
========================  ===== =====  =====   ===== =====  =====   ===== =====  =====

(a) Natural gas volumes have been converted to equivalent barrels based on energy content of 6,000 cubic feet ("Mcf") of gas to one barrel of oil. Estimated average 1998 production attributable to the nonstrategic assets sold and described above was approximately 46,000 barrels of oil per day (including approximately 25,000 barrels per day attributable to the sale of Occidental's Venezuela interest) and 230 million cubic feet ("MMcf") of gas per day. Following these nonstrategic asset sales and the acquisition of Elk Hills, Occidental's oil and gas production in the United States increased significantly.

  At December 31, 1998, Occidental's oil and gas reserve base, on an energy equivalent barrel basis, was 1.42 billion equivalent barrels, compared with
1.31 billion barrels equivalent at December 31, 1997. In 1998 and 1997, Occidental added more oil to its reserves than it produced. Occidental's consolidated worldwide net proved developed and undeveloped reserves of crude oil (not including those of CanadianOxy) were 1.066 billion barrels at year-end 1998, compared with 900 million barrels at year-end 1997. Domestic reserves of crude oil were 445 million barrels at year-end 1998, compared with 197 million barrels at year-end 1997, while international crude oil reserves decreased to 621 million barrels from 703 million barrels at year-end 1997. Worldwide net crude oil reserve additions of 453 million barrels more than replaced its worldwide production of 117 million barrels. Elk Hills constituted the single largest reserve addition. The calculation of reserve additions does not take into account sales of approximately 330 million oil equivalent barrels of proved reserves during 1998. Worldwide net proved developed and undeveloped reserves of natural gas were approximately 2.1 trillion cubic feet ("Tcf") at year-end 1998, with 1.9 Tcf attributable to domestic operations. Worldwide net proved developed and undeveloped natural gas reserves were about 2.5 Tcf in the previous year.

  Net daily worldwide oil production in 1998 averaged 321,000 barrels per day, compared with 277,000 barrels per day in 1997, and net worldwide natural gas production averaged 703 MMcf per day, compared with 706 MMcf per day in 1997. International operations accounted for approximately 75 percent of Occidental's oil production, while approximately 87 percent of gas production came from the United States. On an oil equivalent basis, Occidental produced 438,200 net barrels per day in 1998 from operations in 11 countries, including the United States (not including CanadianOxy).

  As a producer of crude oil and natural gas, Occidental competes with numerous other producers, as well as with nonpetroleum energy producers. Crude oil and natural gas are commodities that are sensitive to prevailing conditions of supply and demand and generally are sold at posted or contract prices. Among the methods that Occidental uses to compete are the acquisition of contract exploration blocks in areas with known oil and gas deposits and the cost-efficient development and production of its worldwide oil and gas reserves. Specific strategies include the buying or selling of proved reserves and flexible and responsive marketing techniques, particularly for natural gas. Occidental is also pursuing opportunities to increase production through enhanced oil recovery projects, similar to those in Elk Hills and Qatar, oil and gas exploration and strategic acquisitions. Occidental's domestic oil and gas operations are affected by federal, state and local laws and regulations relating to, among other things, increases in taxes and royalties, production limits and environmental matters.

  Portions of Occidental's oil and gas assets are located in countries outside North America, some of which may be considered politically and economically unstable. Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would expect to receive compensation in the event of nationalization. At December 31, 1998, the carrying value of Occidental's oil and gas assets in countries outside North America aggregated approximately $1.973 billion, or approximately 13 percent of Occidental's total assets at that date. Approximately $1.175 billion of such assets were located in the Middle East, and approximately $480 million of such assets were located in Latin America. Substantially all of the remainder was located in Bangladesh, Russia and Pakistan.

  Set forth below in descending order of magnitude of balance sheet assets are descriptions of the important production areas for Occidental. These producing countries, representing approximately 90 percent of Occidental's oil and gas assets, are the United States, Qatar, Yemen, Colombia and Peru. Following this discussion is a description of other international operations. At the end of the property description is a discussion of Occidental's interests in Canada and elsewhere through its CanadianOxy investment.

UNITED STATES Occidental produces crude oil and natural gas, principally in California, Texas, the Gulf of Mexico, Kansas, Oklahoma, Louisiana, New Mexico and Alaska.

Oil Production and Marketing    Net daily domestic total liquids production
averaged approximately 81,000 barrels in 1998, compared with 57,000 barrels in 1997. The 1998 production is net of approximately 10,400 barrels per day assigned pursuant to a pre-sale agreement. Net daily domestic production of natural gas averaged 614 MMcf in 1998, compared with 596 MMcf in 1997.

  Occidental's average sales price for domestic crude oil was $12.06 per barrel in 1998, compared with $18.72 in the previous year. The average domestic natural gas sales price in 1998 was $2.05 per Mcf, compared with $2.39 per Mcf during 1997.

  In February 1998, Occidental entered into a fifteen-year contract with Tosco Corporation ("Tosco") through which Tosco will purchase the majority of Occidental's interest in the current gross oil production of Elk Hills at market-related prices. Tosco will also purchase additional production as it increases.

Gas Production and Marketing Occidental owns a large concentration of gas reserves and production in the Hugoton area encompassing portions of Kansas, Oklahoma and Texas. Production from these fields averaged more than 184 MMcf of gas per day or approximately one-third of the domestic total. Occidental has approximately 775 Bcf of gas reserves and 4.2 million barrels of oil reserves in the Hugoton area. Occidental continued exploration in the Chase formation of the Hugoton field in 1998.

  Occidental has an agreement to make available to certain parties, in connection with a legal settlement, up to 49,500 million British thermal units ("MMBtu") of natural gas per day through 2010 at prices related to market. Occidental also has an agreement to supply fuel gas at market prices to a CITGO refinery until 2003 to the extent that CITGO does not obtain such gas from other sources.

  Occidental has various agreements to supply certain gas marketing companies with volumes ranging from 69,400 MMBtu down to 1,900 MMBtu per day from 1999 through 2003. Prices under the different agreements are based on energy equivalent crude oil prices, market-sensitive prices or contract prices, some with a yearly escalation provision. Occidental also has agreements with various public utility companies to provide approximately 19,100 MMBtu of natural gas per day in 1999. The public utility agreements provide for market-sensitive prices.

QATAR In October 1994, a unified agreement was approved authorizing Occidental to implement a development plan to increase production and reserves from the Idd el Shargi North Dome field ("ISND"). Under a production-sharing agreement, Occidental is the operator of the field and will complete development of the field's three main reservoirs. Average gross production increased from approximately 89,900 net barrels per day for 1997 to approximately 118,100 net barrels per day for 1998. Average net interest production from the field in 1998 totaled approximately 75,000 barrels per day. Proved developed and undeveloped project reserves are presently estimated by Occidental to be approximately 227 million barrels, compared with 206 million barrels at December 31, 1997, an increase of 10 percent. In December 1997, Occidental entered a production-sharing agreement to develop and operate as a satellite the Idd el Shargi South Dome field, 15 miles south of the ISND field.

YEMEN Occidental owns a 38 percent working interest (after completion of the Shell Exchange) in the 310,000-acre Masila Block. CanadianOxy is the operator, with a 52 percent working interest. Occidental's net share under a production-sharing contract was 24,700 barrels per day in 1998 compared to 14,100 barrels per day in 1997. The increase in production in 1998 reflects the Shell Exchange effective September 1998.

COLOMBIA Occidental conducts exploration and production operations in Colombia under five contracts with Ecopetrol, the Colombian national oil company. These contracts cover the producing Cano Limon area in the Llanos region of northeastern Colombia, one exploration area in the Llanos fold belt and one exploration area in the Bogota basin. Occidental's interest in these contracts is through its 75 percent ownership of the stock of a subsidiary that owns the company conducting operations in Colombia and Shell's 20 percent net interest through the Shell Exchange. After giving effect to a government royalty, Occidental's net share of existing production is 35 percent. All of Occidental's share of production is exported through a trans-Andean pipeline system operated by Ecopetrol that carries crude oil to an export terminal at Covenas. Occidental has an ownership interest in the pipeline and marine terminal. The pipeline is periodically subject to attacks by insurgent groups, which, from time to time, disrupt the flow of oil. Gross production from Occidental's Cano Limon area declined to approximately 135,000 barrels per day in 1998, compared with 160,000 barrels per day in 1997. The reduction is due to a natural decline and terrorist activity. Occidental's net share of production increased to 27,100 barrels per day in 1998, compared with 24,300 barrels per day in 1997, reflecting the Shell Exchange, effective September 1998.

  As a result of concerns raised by a tribe of indigenous people called the U'wa, Occidental is in the process of voluntarily relinquishing 75 percent of the southern Samore exploration block (subject to government approval), but is proceeding with plans to explore in the northern 25 percent. The Samore block is in the Llanos fold belt along the edge of the Llanos basin. The U'wa situation has no impact on Occidental's existing production at Cano Limon.

PERU Occidental conducts exploration and production activities under three separate service contracts with the Peruvian government. One contract, in which Occidental has all the interest, covers continuing production operations in the northern jungle and provides for Occidental to receive, as compensation for its services, fees based on barrels of production that vary with the value of a "basket" of international oils. All production is delivered to Perupetro, the Peruvian national oil company. Net production from the northern jungle block averaged approximately 48,200 barrels per day in 1998, compared to 49,500 barrels per day in 1997.

  Occidental also owns a 50 percent interest in the northern jungle exploration Block 64 totaling 4.4 million acres and a 100 percent interest in the 859,000-acre offshore Block Z-3 along the northern coast of Peru. The northern jungle Block 64, operated by another company, has ceased operations due to a force majeure condition pending resolution of problems with indigenous people.

OTHER INTERNATIONAL OPERATIONS

Producing Properties    Occidental also has important oil and gas production
assets in other areas of the world. Set forth below are descriptions of Occidental's producing properties in Bangladesh, Ecuador, Oman, Pakistan and Russia. Occidental also has a number of exploration areas under review, as discussed below, including a potentially important gas discovery in Indonesia.

  In early 1995, Occidental signed production-sharing contracts to explore three contiguous blocks in Bangladesh comprising a 3.4-million-acre area in the gas-producing northeastern region. Three wells were drilled in the Jalalabad field and a production facility and pipeline constructed to deliver a contractual rate of 100 MMcf per day. Production began in February 1999. Occidental owns a 50 percent working interest in the Jalalabad field. During 1998, Occidental negotiated an extension of the exploration period for the three exploration blocks and drilled one exploration well which discovered a very large gas accumulation.

  In Ecuador, Occidental operates the 494,000-acre Block 15, in the Oriente Basin, under a risk-service contract. Six oil fields were discovered from 1985 to 1992. Due to pipeline restrictions, gross production declined to approximately 12,100 barrels per day in 1998, compared with gross production of approximately 14,600 barrels per day in 1997. Future development of the fields is contingent on expansion of the government-owned pipeline system.

  In Oman, Occidental is the operator, with a 65 percent working interest, of Block 9, which contains the Safah field and six small fields along the southern border of the block. Occidental's net share of production from the block in 1998 averaged approximately 16,900 barrels per day of crude oil, compared with 14,400 barrels per day in 1997.

  In southern Pakistan, Occidental has a 30 percent working interest in the three Badin Blocks, which in 1998 produced a net share of 5,308 barrels of oil per day and 39 MMcf of gas per day, compared to 6,600 barrels of oil per day and 38 MMcf of gas per day in 1997. Recent exploration resulted in four oil and gas discoveries that will help maintain production at current rates. In addition, Occidental holds exploration rights on contiguous blocks in the Central Indus Gas Basin totaling 2.9 million acres. The Central Indus Gas Basin blocks have ceased operations as a result of a declaration of force majeure due to tribal unrest.

  In Russia, Occidental owns a 50 percent interest in a joint venture company, Vanyoganneft, in the western Siberian oil basin. During 1998, gross production averaged 57,700 barrels per day, compared with 54,000 barrels per day in 1997. Approximately 48 percent of such oil was exported in 1998.

Exploration Properties    In Indonesia, Occidental has a 22.9 percent interest
in the Berau Block, offshore Irian Jaya, where five major natural gas discoveries have been made by Occidental and ARCO, the operator. The Berau Block discoveries, together with ARCO's Wiriagar Block discovery, are expected to contain enough natural gas to justify construction of a multi-train liquid natural gas ("LNG") project slated for start-up in the next several years. Certain fields in the Berau and Wiriagar Blocks, together with the Muturi
Block operated by British Gas, are expected to be unitized before project approval, and Occidental expects to own an approximate 16 percent interest in the overall project. The partners in this project, led by Pertimina, the Indonesian national oil company, have already begun marketing the LNG. This project will involve significant expenditures and several years will be required to complete project development.

  In addition, during 1998 Occidental acquired new exploration blocks in the United States Gulf of Mexico, Colombia and Oman. During 1999, exploration expenditures are planned for these areas as well as for previously acquired blocks in Bangladesh, Pakistan, Peru and Elk Hills in the United States.

CANADA Occidental owns an approximate 29 percent interest in CanadianOxy, which is accounted for as an equity investment. See Note 15 to the Consolidated Financial Statements. In the normal course of operations, CanadianOxy sells and purchases products and services to or from Occidental, all of which are at market prices. During 1997 and 1998, such transactions were not material and at December 31, 1998 and 1997, there were no material amounts owing to or due from Occidental.

  CanadianOxy produces crude oil, natural gas, natural gas liquids and sulfur in Canada; owns a 7.23 percent interest in Syncrude Canada Ltd., which produces synthetic crude oil from the tar sands of Northern Alberta; has interests in producing oil and gas leases onshore and offshore in the United States and Yemen (where CanadianOxy is operator); engages in exploration activities in Canada, the United States, Indonesia, Australia, Nigeria and Colombia; and participates with Occidental in its operations in Ecuador. CanadianOxy also conducts chemical operations in Canada and the United States. At December 31, 1998, Occidental's proportional interest in CanadianOxy's worldwide net proved developed and undeveloped reserves aggregated approximately 83 million barrels of crude oil, condensate and natural gas liquids, 187 Bcf of natural gas and 50 million barrels of synthetic crude oil recoverable from tar sands.

RESERVES, PRODUCTION AND RELATED INFORMATION See Note 18 to the Consolidated Financial Statements and the information under the caption "Supplemental Oil and Gas Information" in Item 8 of this report for information with respect to Occidental's oil and gas reserves, the production from and other changes in such reserves, the discounted present value of estimated future net cash flows therefrom, certain costs and other financial and statistical information regarding Occidental's oil and gas exploration and production operations. Estimates of reserves have been made by Occidental engineers and include reserves under which Occidental holds an economic interest under service contracts and other arrangements. Occidental's crude oil reserves include natural gas liquids and condensate. The reserves are stated after applicable royalties. The definitions used are in accordance with applicable Securities and Exchange Commission ("SEC") regulations. Accordingly, proved oil and gas reserves are those estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty will be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Unless otherwise stated, all references to reserves are made on a net basis. On June 1, 1998, Occidental reported to the U.S. Department of Energy on Form EIA-28 the same proved oil and gas reserves at December 31, 1997.

                              CHEMICAL OPERATIONS

GENERAL Occidental conducts its chemical operations through Occidental Chemical Corporation and its various subsidiaries and affiliates (collectively, "OxyChem"). OxyChem manufactures and markets a variety of basic chemicals, including chlorine, caustic soda, PVC, VCM and EDC, as well as specialty chemicals. OxyChem also owns an interest in petrochemicals through its Equistar investment. OxyChem's operations are affected by cyclical factors in the general economic environment and by specific chemical industry conditions. OxyChem businesses are highly integrated, both vertically and horizontally. Chemicals from the chlorovinyls business are used by OxyChem's specialty businesses, and OxyChem's chlorine is an important feedstock for PVC and VCM production. OxyChem's operations also have been affected by environmental regulation and associated costs. See the information appearing under the caption "Environmental Regulation" in this report.

RECENT DEVELOPMENTS AND STRATEGIC ALLIANCES On May 15, 1998, OxyChem or its affilitates contributed interests in its ethylene, propylene, ethylene oxide ("EO"), and ethylene glycol ("EG") and EO derivatives businesses (collectively, the "petrochemicals business") to Equistar, in return for a
29.5 percent equity interest, receipt of approximately $420 million in cash, and the assumption by Equistar of approximately $205 million of Occidental capital lease obligations and other liabilities. Lyondell Petrochemical Company ("Lyondell") and Millennium Chemicals, Inc. ("Millennium"), through their respective subsidiaries, were the original partners of Equistar. Lyondell owns 41 percent of Equistar and Occidental and Millennium each own
29.5 percent.

  The contributed assets included the following: olefins plants at Corpus Christi and Chocolate Bayou, Texas, and a leasehold interest in an olefins plant at Lake Charles, Louisiana, collectively having a capacity of
3.65 billion pounds of ethylene per year; EO, EG and EO derivatives plant located at Bayport, Texas, together with Occidental's 50 percent ownership of PD Glycol, a limited partnership which operates an EO/EG plant at Beaumont, Texas (PD Glycol is a 50/50 joint venture with Du Pont); and a distribution system consisting of more than 950 miles of ethylene/propylene pipelines in the U.S. Gulf Coast and three storage wells in south Texas. The addition of the petrochemicals business made Equistar the second-largest producer of ethylene in the world, with more than 11.4 billion pounds of annual capacity. The transaction also includes a long-term agreement for Equistar to supply the ethylene requirements (up to 2.55 billion pounds per year) for OxyChem's chlorovinyls business.

  In December 1998, to strengthen further its PVC and VCM position, OxyChem signed a definitive agreement with The Geon Company ("Geon"), which provided, among other things, for the formation of two limited partnerships. One partnership, named "Oxy Vinyls, LP," will produce and market PVC suspension and mass resins, along with VCM. In addition, Oxy Vinyls, LP, will produce chlor-alkali products and will be North America's largest PVC and VCM producer. OxyChem and Geon plan to contribute to Oxy Vinyls, LP certain PVC resin and VCM plants and a certain chlor-alkali facility. Oxy Vinyls, LP will also enter into long-term VCM and PVC supply agreements with Geon. OxyChem will own 76 percent of Oxy Vinyls, LP. OxyChem and Geon also agreed to form a PVC compounding partnership that will be named "PVC Powder Blends, LP." OxyChem will own 10 percent of this partnership. This joint venture transaction is expected to close in the second quarter of 1999, following receipt of approvals from Occidental's Board of Directors and Geon's shareholders and satisfaction of other customary closing conditions.

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

  In January 1998, OxyChem completed the 450-million-pound-per-year PVC expansion at Pasadena, Texas, permitting continued growth in the major PVC markets, including pipe, vinyl siding and building profiles, and flooring. This plant is one of the assets that will be contributed to Oxy Vinyls, LP in connection with the closing of the Geon joint venture transaction.

SPECIALTY CHEMICALS The Specialty Business Group focuses on smaller-volume specialty and intermediate chemical markets. OxyChem's specialty businesses produce organic and inorganic compounds, sophisticated intermediate chemicals and chlorinated isocyanurates. Numerous specialty performance chemicals are produced for the plastics, metal-plating, aerospace and food-service industries. Intermediates are used primarily in agricultural applications, such as herbicides and pesticides, and also in pharmaceuticals. During 1998, some of these businesses were negatively affected by the economic situation in the Far East, but markets for these specialty products are generally less cyclical than the markets for large-volume commodity chemicals. As part of a strategic evaluation of these businesses, in early 1999 OxyChem divided its specialty businesses into two categories, industrial-specialty and performance-based products, to manage the specialty businesses more effectively and to develop them consistent with the nature and requirements of the markets they serve.

PRINCIPAL PRODUCTS OxyChem produces the following chemical products:

                                     Principal Products                       Major Uses
                            ------------------------------------ ------------------------------------
 Chlorovinyls               Chlor-alkali chemicals
                             Chlorine........................... Raw material for polyvinyl chloride, chemical manufacturing, pulp and
                                                                  paper production, water treatment
                              Caustic soda...................... Chemical manufacturing, pulp and paper production, cleaning products
                              Potassium chemicals (including
                               potassium hydroxide)............. Glass, fertilizers, cleaning products, rubber
                            Ethylene dichloride................. Raw material for vinyl chloride monomer
                            Vinyl chloride monomer.............. Raw material for polyvinyl chloride
                            Polyvinyl chloride.................. Calendering and film, pipe, wire insulation, flooring, footwear,
                                                                  bottles, siding, windows, door
                                                                  frames and other home construction
                                                                  products
                            ------------------------------------
 Specialty Businesses       Sodium silicates.................... Soaps and detergents, catalysts, paint pigments
                            Chrome chemicals.................... Metal and wood treatments, leather tanning pool chemicals (chlorinated
                                                                  isocyanurates)
                                                                 Swimming pool sanitation, household
                                                                  and industrial disinfecting and
                                                                  sanitizing products
                            Proprietary chemicals (chemical
                             intermediates derived principally
                             from fluorine, chlorine and
                             sulfur)............................ Agricultural, pharmaceutical, plastics, metal plating, aerospace
                                                                  and food-service applications
                            Phenolic resins/molding compounds... Automotive brake pistons, adhesives, carbonless copy paper, electrical
                                                                  appliances, electrical wire
                                                                  insulation, and bonded/coated
                                                                  abrasives
                            Mercaptans.......................... Warning agents for natural gas and propane and agricultural chemicals
                            Antimony oxide...................... Flame retardant synergist and catalysts
                            Resorcinol.......................... Tire manufacture, wood adhesives and flame retardant synergist
                            ------------------------------------
 Petrochemicals (through
  its 29.5 percent interest
  in Equistar)              Ethylene............................ Raw material for production of polyethylene, vinyl chloride
                                                                  monomer, ethylene glycols, ethylene
                                                                  oxide and ethylene oxide
                                                                  derivatives
                            Benzene............................. Raw material for production of styrene, phenolic polymers and
                                                                  nylon
                            Propylene........................... Raw material for production of polypropylene and acrylonitrile
                            Ethylene glycols, ethylene oxide and
                             ethylene oxide derivatives......... Polyester products, antifreeze, brake fluids
                            ------------------------------------ ------------------------------------

  Based on statistics in chemical industry publications, Occidental believes that, during 1998: it was the largest U.S. merchant marketer of chlorine and caustic soda; the third-largest producer of PVC resins in the U.S.; the largest North American producer of chrome chemicals, potassium hydroxide, chlorinated isocyanurate products, EDC and antimony oxide, and, through its interest in INDSPEC, resorcinol; and the second-largest U.S. producer of VCM (including production of its OxyMar affiliate), phenolic molding compounds, sodium silicates and mercaptan warning agents. OxyChem maintains an interest in petrochemicals through its 29.5 percent ownership of Equistar, the largest North American producer of ethylene.

RAW MATERIALS Nearly all raw materials utilized in OxyChem's operations are readily available from a variety of sources. Most of OxyChem's key raw materials purchases are made through short- and long-term contracts. OxyChem is not dependent on any single nonaffiliated supplier for a material amount of its raw material or energy requirements.

PATENTS, TRADEMARKS AND PROCESSES OxyChem owns and licenses a large number of patents and trademarks and uses a variety of processes in connection with its operations, some of which are proprietary and some of which are licensed. OxyChem does not regard its business as being materially dependent on any single patent or trademark it owns or licenses or any process it uses.

SALES AND MARKETING OxyChem's products are sold primarily to industrial users or distributors located in the United States, largely by its own sales force. OxyChem sells its products principally at current market or current market-related prices through short- and long-term sales agreements. Except for sales in the export market, OxyChem generally does not use spot markets to sell products. No significant portion of OxyChem's business is dependent on a single customer. In general, OxyChem does not manufacture its products against a backlog of firm orders.

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

PROPERTIES As of December 31, 1998, OxyChem, which is headquartered in Dallas, Texas, operated 28 chemical product manufacturing facilities in the United States. Many of the larger facilities are located in the Gulf Coast areas of Texas and Louisiana. In addition, OxyChem operates 10 chemical product manufacturing facilities in six foreign countries, with the largest investment in Brazil. A number of additional facilities process, blend and store the chemical products. OxyChem owns or leases an extensive fleet of railroad cars.

  All of OxyChem's manufacturing facilities are owned or leased on a long-term basis. The charts below list the principal facilities and plant capacities of each of the Chlorovinyls Group, the Specialty Business Group and OxyChem's international operations.

                                 CHLOROVINYLS
                Principal Products and Production Capacities(a)

                                                                                                     PVC
                                     Caustic   Caustic      EDC          VCM         PVC Resins   Compounds
                          Chlorine    Soda     Potash   (millions of (millions of   (millions of (millions of
Plants                     (Tons)    (Tons)    (Tons)     pounds)      pounds)        pounds)      pounds)
------------------------  --------- --------- --------- ------------ ------------   ------------ ------------
Mobile, Alabama.........     46,000              72,000
Muscle Shoals, Alabama..    146,000             228,000
Delaware City,
 Delaware...............    146,000    87,000   105,000
Convent, Louisiana......    378,000   423,000                1,500
Taft, Louisiana.........    715,000   819,000
Burlington North,
 New Jersey(c)..........                                                                                120
Niagara Falls,
 New York...............    335,000   370,000
Pottstown,
 Pennsylvania...........                                                                   213
Deer Park, Texas(c).....    397,000   388,000                             1,200
Ingleside, Texas(c).....    602,000   668,000                1,500        2,100(b)
LaPorte, Texas(c).......    527,000   648,000
Pasadena, Texas(c)......                                                                 1,800
------------------------  --------- --------- ---------  ---------    ---------      ---------    ---------
Total                     3,292,000 3,403,000   405,000      3,000        3,300          2,013          120
========================  ========= ========= =========  =========    =========      =========    =========

(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.
(b)  OxyMar, 50% with Marubeni
(c) These facilities will be contributed to Oxy Vinyls, LP or Geon, upon closing of the Geon joint venture transactions.

                              SPECIALTY BUSINESS
                Principal Products and Production Capacities(a)

                                                                  Capacity(a)
   Plants                                    Product                Volumes
   ----------------------------   -----------------------------   ------------
   ACL; Missouri and Louisiana    Chlorinated Isocyanurates        14 mm lbs
   Ashtabula; Ohio/New York       Agricultural Chemicals            Various
                                  Chlorinated Toluenes              Various
   Chrome; North Carolina         Chromic Acid                    47,000 tons
                                  Bichromate                      114,000 tons
   Durez; Ohio and New York       Phenolic Resins and Compounds    174 mm lbs
   INDSPEC; Pennsylvania          Resorcinol                       50 mm lbs
   Laurel Industries; Texas       Antimony Oxide                   40 mm lbs
   Natural Gas Odorizing; Texas   Mercaptan                        20 mm lbs
   Silicates; Georgia             Sodium Silicates                695,000 tons

  (a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.

                                 INTERNATIONAL
       Principal Products (in metric tons) and Production Capacities(a)

                                                                  Basic
                        % Oxy            Caustic  Vinyl          Chrome    PVC   Phenolic Phenolic
 Country    Location  Ownership Chlorine  Soda    Film     EDC   Sulfate Resins   Resins  Compounds
 -------   ---------- --------- -------- ------- ------- ------- ------- ------- -------- ---------
Brazil     Cubatao        50%   245,000  275,300         140,000
Brazil     Rio de        100%                     29,000
           Janeiro
Chile      Talcahuano    100%    51,000   57,000
Thailand   Bangkok        49%    44,000   48,000                  12,000  22,500
Belgium    Genk          100%                                                     20,000
Singapore                 50%                                                               17,400
Canada     Ft. Erie,     100%                                                     18,400     7,700
           Ontario
-------------------------       -------  ------- ------- ------- ------- ------- -------   -------
Total                           340,000  380,300  29,000 140,000  12,000  22,500  38,400    25,100
=========================       =======  ======= ======= ======= ======= ======= =======   =======

(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.

                             CAPITAL EXPENDITURES

  Occidental's oil and gas operations, based on depletable resources, are capital intensive, involving large-scale expenditures. In particular, in the search for and development of new reserves, long lead times are often required. In addition, Occidental's chemical business requires capital expenditures to remain competitive and to comply with safety and environmental laws. Occidental's capital expenditures for its ongoing businesses totaled approximately $1.074 billion in 1998, $1.549 billion in 1997 and $1.038 billion in 1996, exclusive of the acquisition cost of Elk Hills and the noncash consideration for other acquisitions. The 1998 amount included capital expenditures aggregating $751 million for oil and gas, $321 million for chemical and $2 million for corporate and other. Occidental's total capital expenditures, exclusive of acquisitions, if any, for 1999 are expected to approximate $350 million, with $275 million of the expenditures allocated to oil and gas operations.

                                   EMPLOYEES

  Occidental and its subsidiaries employed a total of 9,190 persons at December 31, 1998, of whom 6,370 were located in the United States. 2,600 were employed in oil and gas operations and 5,850 in chemical operations. An additional 290 persons were employed at corporate headquarters. In addition, 450 persons were employed by Oxy Services, Inc., Occidental's newly created shared services subsidiary, and are currently based primarily in Dallas and Los Angeles. Approximately 1,051 U.S.-based employees are represented by labor unions.

  Occidental has a long-standing policy to ensure that fair and equal employment opportunities are extended to all persons without regard to race, color, religion, ethnicity, gender, national origin, disability, age, sexual orientation, veteran status or any other legally impermissible factor. Occidental maintains diversity and outreach programs.

                           ENVIRONMENTAL REGULATION

  Occidental's operations in the United States are subject to increasingly stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations are also subject to environmental protection laws. Applicable U.S. laws include the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act, the Resource Conservation and Recovery Act, as amended by the Hazardous and Solid Waste Amendments, and similar state environmental laws. The laws that require or address environmental remediation apply retroactively to previous waste disposal practices and, in many cases, the laws apply regardless of fault, legality of the original activities or ownership or control of sites. Occidental is currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites. Also, Occidental and certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites, including, in some instances, having been named as defendants, as potentially responsible parties ("PRPs"), or as both defendants and PRPs under the federal Superfund law. These proceedings seek remediation, funding for remediation, or both, and, in some cases, compensation for alleged personal injury or property damage, punitive damages and civil penalties, aggregating substantial amounts.

  Occidental has accrued reserves for its environmental liabilities. As of December 31, 1998 and 1997, Occidental had environmental reserves of approximately $499 million and $567 million, respectively. Occidental provided additional reserves of approximately $136 million in 1997 and $100 million in 1996 for costs associated with expected remediation efforts at a number of sites. Occidental made no provision for additional environmental reserves in 1998. The 1997 amount related to both the oil and gas and the chemical divisions. The 1996 amount related primarily to the chemical division.

  Occidental's estimated operating expenses in 1998 relating to compliance with environmental laws and regulations governing ongoing operations were approximately $70 million, compared with $93 million in 1997 and $100 million in 1996. The 1998 amount included $55 million in the chemical division and $15 million in the oil and gas division. In addition, capital expenditures for environmental compliance were $56 million in 1998, compared with $116 million in 1997 and $81 million in 1996. The 1998 amount included $31 million in the oil and gas division and $25 million in the chemical division. Occidental presently estimates that divisional capital expenditures for environmental compliance (including environmental control facilities) will be in the range of $40 million for 1999 and in the range of $65 million for 2000.

ITEM 3 LEGAL PROCEEDINGS

  There is incorporated by reference herein the information regarding lawsuits, claims, commitments, contingencies and related matters in Note 10 to the Consolidated Financial Statements.

  In 1996, a judgment of $742 million was entered in favor of Occidental's OXY USA Inc. subsidiary against Chevron USA by the state district court in Tulsa, Oklahoma. The unanimous verdict was for approximately $229 million in compensatory damages for breach of a 1982 merger agreement and interest on these damages from 1982 to the date of judgment. Chevron appealed the decision to the Oklahoma Supreme Court, and, in connection with that appeal, obtained an appeal bond in the amount of $890 million to secure payment of the judgment and interest thereon as required by Oklahoma law. On March 2, 1999, the Oklahoma Supreme Court affirmed the trial court judgement in all respects. As of March 2, 1999, the total amount of the award had increased to approximately $935 million.

  In 1997, Occidental was informed that the SEC would conduct a private, formal investigation as a result of certain matters described in a May 12, 1997, The Wall Street Journal article concerning Occidental's business dealings with several foreign consultants. According to the SEC, the purpose of its investigation is to determine whether Occidental may have violated the federal securities laws, including the Foreign Corrupt Practices Act and the reporting requirements of the Securities Exchange Act of 1934, as amended. That investigation is ongoing. Occidental has cooperated with the SEC and has produced documents in response to an SEC subpoena. In November 1998, Occidental also made those documents available to the Internal Revenue Service in connection with an audit covering the 1993-1995 tax years.

  On January 28 and 29, 1998, two shareholder derivative actions were filed (and subsequently consolidated) in Los Angeles Superior Court by The Teachers' Retirement System of Louisiana and by Rita Edelson, Paul Klingenstein and Clayton J. Steenson against the Board of Directors of Occidental and Occidental, as a nominal defendant, with respect to the payments made in 1997 to Occidental's Chairman and its President in connection with the restructuring of their respective employment agreements. The complaints alleged, among other things, corporate waste, breach of fiduciary duty and unjust enrichment. The plaintiffs sought, among other things, compensatory damages and equitable and declaratory relief and to impose a constructive trust on the 1997 payments. On February 5, 1999, the Superior Court approved a settlement of the action under which the Board of Directors adopted certain corporate governance policies.

                           ENVIRONMENTAL PROCEEDINGS

  In April 1998, a civil action was filed on behalf of the U.S. Environmental Protection Agency ("EPA") against OxyChem relating to the Centre County Kepone Superfund Site at State College, Pennsylvania. The lawsuit seeks approximately $12 million in penalties and governmental response costs, a declaratory judgment that OxyChem is a liable party under CERCLA, and an order requiring OxyChem to carry out the remedy that is being performed by the site owner. In October 1998, the U.S. District Court for the Middle District of Pennsylvania granted OxyChem's motion to dismiss the United States' case. The court denied the government's motion for partial reconsideration of the dismissal in November 1998. In February 1999, the United States filed an appeal to the United States Court of Appeals for the Third Circuit.

  In October 1998, OxyChem received an administrative complaint filed by Region III of the EPA with respect to OxyChem's former manufacturing plant at Belle, West Virginia. The complaint alleges that OxyChem violated various hazardous waste management rules in 1994 and 1995 and demands civil penalties of approximately $245,000. OxyChem intends to contest vigorously the alleged violations and the proposed penalties. The EPA has reduced its penalty demand to approximately $97,000.

  In 1997, OxyChem received a proposed "Order on Consent" from the New York State Department of Environmental Conservation ("NYDEC") involving its chlor-alkali facility in Niagara Falls, New York. The NYDEC alleges a violation of statutory reporting requirements regarding a chemical spill at the facility that allegedly caused a further violation of water quality standards, and seeks an administrative penalty of $100,000. OxyChem is vigorously contesting the alleged violations and the proposed administrative penalty. The NYDEC has reduced its penalty demand to $66,000 and has instituted a formal hearing process.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Occidental's security holders during the fourth quarter of 1998.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                         Age at
                      February 28,  Positions with Occidental and Subsidiaries
         Name             1999           and Five-Year Employment History
 -------------------- ------------ --------------------------------------------
 Dr. Ray R. Irani          64      Chairman of the Board of Directors and Chief
                                   Executive Officer since 1990; President from
                                   1984 to 1996; 1984-1990, Chief Operating
                                   Officer; Director since 1984; 1983-January
                                   1991, Chief Executive Officer of Occidental
                                   Chemical Corporation ("Occidental Chemical");
                                   Chairman of the Board of CanadianOxy since
                                   1987; member of Executive Committee.
 Dr. Dale R. Laurance      53      President and Senior Operating Officer since
                                   1996; Chairman and Chief Executive Officer
                                   of Occidental Oil and Gas Corporation since
                                   1999; 1990-1996, Executive Vice President
                                   and Senior Operating Officer; 1984-1990,
                                   Executive Vice President -- Operations;
                                   Director since 1990; member of Executive
                                   Committee.

                            Age at          Positions with Occidental and
                         February 28,   Subsidiaries and Five-Year Employment
          Name               1999                      History
 ----------------------- ------------ -----------------------------------------
 Stephen I. Chazen            52      Chief Financial Officer and Executive
                                      Vice President Corporate Development
                                      since 1999; 1994-1999, Executive Vice
                                      President -- Corporate Development; 1990-
                                      1994, Managing Director, Merrill Lynch &
                                      Co. Incorporated.
 Donald P. de Brier           58      Executive Vice President, General Counsel
                                      and Secretary since 1993; 1989-1993,
                                      General Counsel and member of the
                                      Management Committee of BP Exploration
                                      and Production Company.
 Richard W. Hallock           54      Executive Vice President -- Human
                                      Resources since 1994; 1993-1994,
                                      Director, Worldwide Total Compensation of
                                      IBM; 1990-1993, various other human
                                      resources positions with IBM.
 David A. Hentschel           65      Executive Vice President since 1997;
                                      1998-1999, Chairman and Chief Executive
                                      Officer of Occidental Oil and Gas
                                      Corporation; 1995-1997, President and
                                      Chief Executive Officer of Canadian
                                      Occidental Petroleum Corporation; 1986-
                                      1993, Chairman and Chief Executive
                                      Officer of Occidental Oil and Gas
                                      Corporation; 1986-1993, Executive Vice
                                      President.
 J. Roger Hirl                67      Executive Vice President since 1984;
                                      Director since 1988; President and Chief
                                      Executive Officer of Occidental Chemical
                                      since 1991; 1983-1991, President and
                                      Chief Operating Officer of Occidental
                                      Chemical.
 John W. Morgan               45      Executive Vice President Operations since
                                      1998; 1991-1998, Vice President --
                                      Operations; 1984-1991, Director --
                                      Operations.
 Howard Collins               55      Vice President -- Public Relations since
                                      1993; 1986-1993, Director -- Public
                                      Relations.
 Samuel P. Dominick, Jr.      58      Vice President and Controller since 1991;
                                      1990-1991, Assistant Controller --
                                      Internal Audit; 1985-1990, Director of
                                      Internal Audit.
 James R. Havert              57      Vice President Treasurer since 1998;
                                      1992-1998, Senior Assistant Treasurer.
 Kenneth J. Huffman           54      Vice President -- Investor Relations
                                      since 1991; 1989-1991, Vice President --
                                      Finance, American Exploration Company.
 Anthony R. Leach             59      Vice President Finance since 1999; 1991-
                                      1999, Executive Vice President and Chief
                                      Financial Officer since 1991; 1984-1991,
                                      Vice President and Controller.
 Robert M. McGee              52      Vice President since 1994; President of
                                      Occidental International Corporation
                                      since 1991; 1981-1991, Senior Executive
                                      Vice President of Occidental
                                      International Corporation.
 Richard A. Swan              51      Vice President -- Health, Environment and
                                      Safety since 1995; 1991-1995, Director --
                                      Investor Relations.
 Aurmond A. Watkins, Jr.      56      Vice President -- Tax since 1991; 1986-
                                      1991, Director-- Taxes.

  The current term of office of each Executive Officer will expire at the April 29, 1999, organizational meeting of the Occidental Board of Directors or at such time as his successor shall be elected.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RECENT PREFERRED STOCK CONVERSION Occidental gave notice to redeem all 15,106,444 outstanding shares of its $3.875 voting and nonvoting Cumulative Convertible Preferred Stock by March 13, 1998. Before such time all holders elected to convert all of the preferred stock, causing the issuance of approximately 33.2 million shares of common stock. Assuming dividends on the preferred shares of approximately $58 million per annum, the conversion resulted in annual dividend savings to Occidental of approximately $25 million.

COMMON STOCK REPURCHASE PROGRAM In September 1998, Occidental completed its stock purchase program through the repurchase of 39.3 million shares of Occidental's common stock for a total cost of approximately $1.06 billion.

TRADING PRICE RANGE AND DIVIDENDS There is hereby incorporated by reference the quarterly financial data appearing under the caption "Quarterly Financial Data" and the information appearing under the caption "Management's Discussion and Analysis -- Liquidity and Capital Resources" in this report. Occidental's common stock was held by approximately 88,896 stockholders of record at December 31, 1998, with an estimated 135,000 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded principally on the New York Stock Exchange and also is listed on various foreign exchanges identified in this report. The quarterly financial data on pages 72 and 73 of this report sets forth the range of trading prices for the common stock as reported on the composite tape and quarterly dividend information of the New York Stock Exchange.

  The quarterly dividend rate for the common stock is $.25 per share. On February 18, 1999, a dividend of $.25 per share was declared on the common stock, payable on April 15, 1999 to stockholders of record on March 10, 1999. The declaration of future cash dividends is a business decision made by the Board of Directors from time to time, and will depend on Occidental's financial condition and other factors deemed relevant by the Board.

RECENT SALES OF UNREGISTERED SECURITIES During the previous three years commencing January 1, 1996, Occidental sold the following securities which were not initially registered under the Securities Act of 1933, as amended (the "Act"). In August 1996, Occidental issued approximately 5,512,355 shares of Occidental common stock to acquire Laurel Industries, Inc. ("Laurel") and Natural Gas Odorizing, Inc. ("NGO"), two specialty chemical companies. The shares of common stock were issued in reliance on the exemption from registration under Section 4(2) of the Act, and the rules promulgated under the Act, as transactions not involving a public offering. Each purchaser stated that it was its intent to acquire the securities for investment purposes. In each case, the purchaser had access to Occidental's public financial information. Appropriate restrictive legends were, in each case, affixed to the stock certificates issued in each transaction. The shares of common stock issued in the Laurel and NGO transactions were subsequently registered for resale in secondary offering Registration Statements on Form S-3 filed with the SEC.

ITEM 6 SELECTED FINANCIAL DATA

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                 FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
             Dollar amounts in millions, except per-share amounts

For the years ended December 31,    1998     1997      1996     1995     1994
--------------------------------  -------- --------  -------- -------- --------
RESULTS OF OPERATIONS(a)
  Net sales and operating
   revenues.....................  $  6,596 $  8,016  $  7,987 $  8,389 $  7,128
  Income(loss) from continuing
   operations...................  $    325 $    217  $    514 $    358 $   (223)
  Net income(loss)..............  $    363 $   (390) $    668 $    511 $    (36)
  Preferred dividend
   requirements.................  $     17 $     88  $     93 $     93 $     76
  Earnings(loss) applicable to
   common stock.................  $    346 $   (478) $    575 $    418 $   (112)
  Basic earnings(loss) per
   common share from continuing
   operations...................  $    .88 $    .39  $   1.30 $    .83 $   (.96)
  Basic earnings(loss) per
   common share.................  $    .99 $  (1.43) $   1.77 $   1.31 $   (.36)
  Diluted earnings(loss) per
   common share.................  $    .99 $  (1.43) $   1.73 $   1.31 $   (.36)
  Earnings before special
   items(b).....................  $    104 $    691  $    643 $    603 $     52
FINANCIAL POSITION(a)
  Total assets..................  $ 15,252 $ 15,291  $ 14,981 $ 15,342 $ 15,376
  Long-term debt, net...........  $  5,367 $  4,925  $  4,511 $  4,819 $  5,816
  Capital lease liabilities,
   net..........................  $     29 $    235  $    237 $    259 $    291
  Stockholders' equity..........  $  3,363 $  4,286  $  5,140 $  4,630 $  4,457
  Dividends per common share....  $   1.00 $   1.00  $   1.00 $   1.00 $   1.00
AVERAGE SHARES OUTSTANDING
 (thousands)....................   350,173  334,341   323,782  318,073  310,806
--------------------------------  -------- --------  -------- -------- --------

(a) See Management's Discussion and Analysis and the Notes to Consolidated Financial Statements for information regarding accounting changes, asset acquisitions and dispositions, discontinued operations, and charges for asset write-downs, litigation matters, environmental remediation and other costs and other special items affecting comparability.
(b) Earnings before special items reflect adjustments to net income(loss) to exclude the after-tax effect of certain infrequent transactions that may affect comparability between years. See the Special Items table for the specific nature of these items in 1998, 1997 and 1996. For the years ended December 31, 1998, 1997, 1996, 1995 and 1994, these special items aggregated charges (benefits) of ($259) million, $1.081 billion, which includes the $750 million charge on the MidCon sale reported in discontinued operations, ($25) million, $92 million and $88 million, respectively. Management believes the presentation of earnings before special items provides a meaningful comparison of earnings between years to the readers of the consolidated financial statements. Earnings before special items is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCORPORATING ITEM 7A)

                           1998 BUSINESS ENVIRONMENT

OIL AND NATURAL GAS INDUSTRY During 1998, worldwide crude oil supply continued to exceed demand, resulting in a decrease in worldwide crude oil prices to their lowest level in at least 40 years, adjusted for inflation. Among the causal factors were a sustained drop in demand from economically depressed Far East countries, mild weather throughout the Northern Hemisphere and continued high levels of crude oil production from petroleum exporting countries. Without production restraint by major exporting nations, supply may continue to exceed demand and contribute to continued low oil prices.

  During 1998, several large oil companies announced mergers, designed in part to reduce operating costs and enhance their ability to invest in world-scale exploration and development projects. Additional consolidation within the industry appears possible. In response to historically low oil prices, the industry in general is adjusting by cutting back exploration and project development, reducing personnel, liquidating marginal properties and shutting-in uneconomic properties. Occidental has reduced its 1999 capital expenditures and taken steps to reduce operating costs.

  The generally mild winter of 1997-1998 reduced demand and as a result gas storage inventory increased to record levels entering the 1998-1999 heating season. Domestic natural gas price averages trended lower in 1998 as a result. Continued mild weather late in 1998 has kept downward pressure on prices. The average NYMEX closing price of natural gas in 1998 was $2.11 per million British thermal units (BTU) and the current estimate for 1999 is under $2.00 per million BTU.

CHEMICAL INDUSTRY The chemical industry experienced excess production capacity and a slowdown in product demand, causing prices to fall for most commodities throughout 1998. International sales and demand were weakened by continued economic troubles in the Far East, the strong U.S. dollar and increased intra-region supply and trade.

  Chlorine demand was lower in 1998 than 1997 and prices for chlorine continued to fall throughout most of the year. In 1998, caustic soda prices generally increased into the second quarter, but then declined as domestic and international supply grew too large to sustain them. Average caustic soda prices were higher in 1998, compared with 1997. North American polyvinyl chloride (PVC) demand continued to grow from 1997 levels, with domestic growth rates exceeding five percent. Continued growth was driven by a strong U.S. economy, high consumer confidence and a robust housing market. However, substantial declines in PVC usage throughout much of Asia contributed to global demand growth rate of less than 1 percent. PVC resin prices declined in 1998 as global capacity additions exceeded demand.

                            1998 SIGNIFICANT EVENTS

ELK HILLS FIELD ACQUISITION On February 5, 1998, Occidental acquired the U.S. government's approximate 78 percent interest in the Elk Hills Naval Petroleum Reserve oil and gas fields (Elk Hills field) for approximately $3.5 billion. Occidental's results of operations include the operations of the Elk Hills field from the date of acquisition. This field is one of the 11 largest in the lower 48 states and significantly increases the size and quality of Occidental's domestic reserves. Occidental believes it will be able to increase the field's recoverable reserves and add annual production of oil and gas through the application of improved drilling and field management techniques. Concurrently, operating costs have been reduced significantly to enhance the field's high profit margin potential.

  In February 1998, Occidental entered into a 15-year contract with Tosco Corporation (Tosco) pursuant to which Tosco will purchase the majority of Occidental's oil production from the Elk Hills field at market related prices.

EQUISTAR PARTNERSHIP In May 1998, Occidental contributed its ethylene, propylene, ethylene oxide (EO), ethylene glycol and EO derivatives businesses to a partnership called Equistar Chemicals, LP (Equistar), in return for a
29.5 percent interest in the partnership, receipt of approximately $420 million in cash and the assumption by Equistar of approximately $205 million of Occidental capital lease liabilities. Occidental guaranteed $625 million of Equistar's debt related to the amounts. Lyondell Petrochemical Company (Lyondell) and Millennium Chemicals, Inc. (Millennium), through their respective subsidiaries, were the original partners of Equistar. Lyondell owns 41 percent of Equistar, and Occidental and Millennium each own 29.5 percent. Following the closing of the transaction, the assets and liabilities transferred to the partnership (primarily property, plant and equipment, inventories and capital lease liabilities) were removed from the balance sheet and an equity investment was recorded. Thereafter, revenues and costs associated with the assets contributed are not reflected in the income statement, but Occidental records its proportionate share of the partnership's results through equity income. Occidental did not record a gain or loss on the transaction.

SALE AND EXCHANGE OF ASSETS In 1998, Occidental completed a number of international and domestic asset sales as part of an asset redeployment program. Net proceeds from all major nonstrategic oil and gas asset sales were $1.1 billion, and the total net pretax gain was $532 million which is included in the total gains from disposition of assets of $546 million.

  Additionally in 1998, Occidental and the Royal Dutch/Shell Group (Shell) exchanged Occidental's oil and gas interests in the Philippines and Malaysia for Shell's oil and gas interests in Yemen and Colombia. Shell also received a cash payment of approximately $89 million. No gain or loss was recorded on the transaction. The transaction gives Occidental developed reserves and current production in exchange for discoveries that would have required long lead time and significant capital for development.

MIDCON SALE Occidental completed the sale of all of the issued and outstanding shares of common stock of MidCon Corp. (MidCon), its natural gas transmission and marketing business, to K N Energy, Inc. (K N Energy), on January 31, 1998.

  Occidental sold the shares to K N Energy in return for a cash payment of $2.1 billion. The estimated net cash proceeds from the transaction were approximately $1.7 billion. Additionally, K N Energy issued a fixed-rate interest bearing note, payable January 4, 1999, to Occidental in the amount of $1.4 billion (the $1.4 billion note receivable), in exchange for a note previously issued to Occidental by the MidCon Corp. ESOP Trust. The note was repaid on January 4, 1999. MidCon retained responsibility for certain Texas intrastate gas pipeline lease obligations to an Occidental subsidiary. In connection with the sale, the Cumulative MidCon-Indexed Convertible Preferred Stock was redeemed.

  In the fourth quarter of 1997, Occidental classified MidCon and its subsidiaries as a discontinued operation and recorded an estimated after-tax charge against earnings of $750 million.

COMMON STOCK REPURCHASE In 1998, Occidental completed the common stock repurchase program announced in October 1997. Under the program, 39.3 million shares were repurchased and retired for a total cost of $1.06 billion.

CONVERSION OF PREFERRED STOCK The holders of the $3.875 preferred stock converted all of the 15.1 million shares into 33.2 million shares of Occidental common stock in March 1998.

                                INCOME SUMMARY

  Occidental reported net income of $363 million ($.99 per share) in 1998, on net sales and operating revenues of $6.6 billion, compared with a net loss of $390 million ($1.43 per share) in 1997, on net sales and operating revenues of $8.0 billion. Earnings before special items were $104 million in 1998 and $691 million in 1997.

                             DIVISIONAL OPERATIONS

  The following discussion of Occidental's two operating divisions and corporate items should be read in conjunction with Note 17 to the Consolidated Financial Statements.

  Divisional earnings exclude interest income, interest expense, unallocated corporate expenses and extraordinary items, but include gains and losses from dispositions of divisional assets and results from equity investments.

  Foreign income and other taxes and certain state taxes are included in divisional earnings on the basis of operating results. U.S. federal income taxes are not allocated to divisions except for amounts in lieu thereof that represent the tax effect of operating charges resulting from purchase accounting adjustments. Divisional earnings in 1998 benefited by $38 million from credits allocated of $12 million and $26 million in oil and gas and chemical, respectively. Divisional earnings in 1997 benefited by $39 million from credits allocated of $13 million and $26 million in oil and gas and chemical, respectively. Divisional earnings in 1996 benefited by $41 million from net credits allocated of $15 million and $26 million in oil and gas and chemical, respectively.

  The following table sets forth the sales and earnings of each operating division and corporate items:

                             DIVISIONAL OPERATIONS
                                  In millions

   For the years ended December 31,                       1998    1997    1996
   ----------------------------------------------------- ------  ------  ------
   SALES
   Oil and Gas.......................................... $3,621  $3,667  $3,680
   Chemical.............................................  2,975   4,349   4,307
                                                         ------  ------  ------
                                                         $6,596  $8,016  $7,987
   ===================================================== ======  ======  ======
   EARNINGS(LOSS)
   Oil and Gas.......................................... $  804  $  484  $  536
   Chemical.............................................    266     525     783
                                                         ------  ------  ------
                                                          1,070   1,009   1,319
   Unallocated corporate items
     Interest expense, net..............................   (451)   (407)   (454)
     Income taxes.......................................   (228)    (60)   (109)
     Other..............................................    (66)   (325)   (242)
                                                         ------  ------  ------
   Income from continuing operations....................    325     217     514
   Discontinued operations, net.........................     38    (607)    184
   Extraordinary loss, net..............................     --      --     (30)
                                                         ------  ------  ------
   Net income(loss)..................................... $  363  $ (390) $  668
   ===================================================== ======  ======  ======

                                  OIL AND GAS
                        In millions, except as indicated

                                                            1998   1997   1996
   ------------------------------------------------------- ------ ------ ------
   DIVISIONAL SALES....................................... $3,621 $3,667 $3,680
   DIVISIONAL EARNINGS.................................... $  804 $  484 $  536
   EARNINGS BEFORE SPECIAL ITEMS(a) ...................... $  314 $  694 $  641
   AVERAGE SALES PRICES
     CRUDE OIL PRICES (per barrel)
       U.S................................................ $12.06 $18.72 $18.98
       Other Western Hemisphere........................... $ 8.78 $11.88 $12.66
       Eastern Hemisphere................................. $11.12 $17.21 $17.66
     GAS PRICES (per thousand cubic feet)
       U.S................................................ $ 2.05 $ 2.39 $ 2.11
       Eastern Hemisphere................................. $ 2.03 $ 2.40 $ 2.23
   EXPENSED EXPLORATION(b) ............................... $  128 $  119 $  120
   CAPITAL EXPENDITURES
     Development.......................................... $  545 $  815 $  540
     Exploration.......................................... $  140 $  178 $  165
     Acquisitions and other(c) ........................... $   66 $  157 $   57
   ------------------------------------------------------- ------ ------ ------

  (a) Earnings before special items represents divisional earnings adjusted for the effect of certain infrequent transactions that may affect comparability between years. Earnings before special items is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.
  (b)  Includes amounts previously shown in exploration capital expenditures.
  (c)  Excludes the $3.5 billion acquisition of the Elk Hills field in 1998.

  Occidental explores for and produces oil and natural gas, domestically and internationally. Occidental seeks long-term growth and improvement in profitability and cash flow through a combination of improved operations in existing fields, enhanced oil recovery (EOR) projects, selected exploration opportunities and complementary property acquisitions.

  Earnings before special items in 1998 were $314 million, compared with earnings before special items of $694 million in 1997. The decrease primarily reflected significantly lower worldwide crude oil prices and lower natural gas prices, partially offset by increased crude oil production in the United States and the Eastern Hemisphere.

  Approximately 44 percent of oil and gas sales for 1998 were attributable to oil and gas trading activity, compared with approximately one-third for 1997 and 1996. Occidental participates in oil and gas trading to enhance its knowledge of the dynamics affecting price and supply/demand fundamentals in order to optimize its long-term global marketing efforts.

  The 1998 results included net pretax gains on the sale of major nonstrategic assets of $532 million, as well as a $30 million charge for the write-off of certain exploration projects and a $12 million reorganization charge.

  The 1997 results included pretax charges of $210 million for the write-down of various assets and other reserves. For additional information see Note 3 to the Consolidated Financial Statements.

  The 1996 results included a $105 million charge for the write-down of Occidental's investment in an oil and gas project in the Republic of Komi in the former Soviet Union.

                                   CHEMICAL
                       In millions, except as indicated

                                                            1998   1997   1996
   ------------------------------------------------------  ------ ------ ------
   DIVISIONAL SALES......................................  $2,975 $4,349 $4,307
   DIVISIONAL EARNINGS...................................  $  266 $  525 $  783
   EARNINGS BEFORE SPECIAL ITEMS(a) .....................  $  296 $  619 $  618
   KEY PRODUCT INDEXES (1987 through 1990 average price =
    1.0)
     Chlorine............................................    1.13   1.79   1.36
     Caustic soda........................................    1.02    .77   1.16
     PVC commodity resins................................     .60    .83    .80
   KEY PRODUCT VOLUMES
     Chlorine (thousands of tons)........................   2,983  3,201  3,254
     Caustic soda (thousands of tons)....................   3,208  3,436  3,401
     PVC commodity resins (millions of pounds)...........   1,755  1,441  1,279
   CAPITAL EXPENDITURES
     Basic chemicals.....................................  $  126 $  156 $  102
     Vinyls..............................................      34     86     75
                                                           ------ ------ ------
       Chlorovinyls......................................  $  160 $  242 $  177
     Petrochemicals......................................  $   10 $   40 $   41
     Specialty businesses................................  $  148 $  106 $   39
     Other...............................................  $    3 $    8 $    5
   ------------------------------------------------------  ------ ------ ------

  (a) Earnings before special items represents divisional earnings adjusted for the effect of certain infrequent transactions that may affect comparability between years. Earnings before special items is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.

  Occidental's chemical division (OxyChem) is highly integrated, both vertically and horizontally. Chemicals from the chlorovinyls business are used in the specialty business and chlorine from chlorovinyls is combined with ethylene from the Equistar petrochemical partnership to produce PVC. In December 1998, Occidental signed a definitive agreement to form a strategic alliance with The Geon Company (Geon) in an effort to create synergies for its chlorovinyls business. The agreement is discussed further in the section titled 1999 Outlook.

  Earnings before special items were $296 million in 1998, compared with $619 million in 1997. The decrease reflected lower margins for most of OxyChem's key products, primarily due to lower sales prices. The 1998 earnings included pretax charges of $30 million related to reorganization and other charges.

  OxyChem expects to reduce costs through operating and supply-chain efficiencies and benefits from consolidation of some administrative functions as a result of the Equistar partnership. OxyChem also expects to achieve similar synergies as a result of the alliance planned with Geon in 1999. In addition, OxyChem continues to aggressively reduce operating and administrative costs in each of its businesses.

  The decrease in sales in 1998, compared with 1997, primarily reflected the absence of sales related to the assets contributed to Equistar in May 1998, as well as lower sales prices for most chemical products.

  The 1997 earnings included pretax charges of $94 million related to the write-down of various assets. Included in the 1996 results was a $170 million pretax gain related to favorable litigation settlements and the related state tax effects.

CORPORATE Unallocated corporate other items in 1998 included an insurance dividend of $9 million. Unallocated corporate other items in 1997 included a charge to extinguish existing liabilities and open-ended financial commitments under employment agreements with two senior executives. Unallocated corporate other items in 1997 and 1996 also included charges of $136 million and $100 million, respectively, for environmental matters.

  The increase in income taxes in 1998, compared with 1997, was primarily due to asset sales. The 1996 income tax amount included a benefit of approximately $100 million primarily from a reduction in the deferred tax asset valuation allowance due to the realization of benefits from operating loss and credit carryforwards in the United States and Peru.

                                 SPECIAL ITEMS

  Special items are infrequent transactions that may affect comparability between years. The special items included in the 1998, 1997 and 1996 results are detailed below. For further information, see Note 3 and Note 17 to the Consolidated Financial Statements and the discussion above.

                                 SPECIAL ITEMS
                         Benefit (Charge) in millions

                                                            1998   1997   1996
   -------------------------------------------------------- -----  -----  -----
   OIL AND GAS
     Gains on sales of major nonstrategic assets........... $ 532  $  --  $  --
     Write-down of various assets..........................   (30)  (140)  (105)
     Litigation, reorganization and other..................   (12)   (70)    --
   -------------------------------------------------------- -----  -----  -----
   CHEMICAL
     Reorganization and other..............................   (30)    --     --
     Write-down of various assets..........................    --    (94)    --
     Favorable litigation settlements......................    --     --    170
   -------------------------------------------------------- -----  -----  -----
   CORPORATE
     Insurance dividend....................................     9     --     --
     Discontinued operations...............................    38    143    184
     Charge on MidCon sale(a) .............................    --   (750)    --
     Environmental reserves................................    --   (111)   (75)
     Employment agreements.................................    --    (75)    --
     Tax reserve reversal..................................    --     --    100
     Extraordinary loss on debt redemption(a)..............    --     --    (30)
   -------------------------------------------------------- -----  -----  -----

  (a)  These amounts are shown after-tax.

                       CONSOLIDATED OPERATIONS--REVENUES

                            SELECTED REVENUE ITEMS
                                  In millions

                                                          1998    1997    1996
   ----------------------------------------------------- ------  ------  ------
   Net sales and operating revenues..................... $6,596  $8,016  $7,987
   Interest, dividends and other income................. $  261  $   88  $  244
   Gains(losses) on disposition of assets, net.......... $  546  $   (4) $   11
   Income(loss) from equity investments................. $  (22) $    1  $   70
   ----------------------------------------------------- ------  ------  ------

  The decrease in net sales in 1998, compared with 1997, reflected lower worldwide crude oil prices in the oil and gas division and lower prices and volumes for most chemical products and also reflected the absence of revenues related to the assets contributed to Equistar offset, in part, by higher oil and gas trading activity and higher oil volumes. Net sales and operating revenues remained about the same in 1997, compared with 1996, for both operating divisions.

  Interest, dividends and other income in 1998 included, among other things, interest earned on the $1.4 billion note receivable. In 1996, interest, dividends and other income included the gain of $170 million related to favorable litigation settlements.

  The pretax gains on disposition of assets in 1998 of $546 million, reflected the net pretax gains of $532 million on major nonstrategic assets sold as part of an asset redeployment program.

  The decrease in income from equity investments in 1998, compared with 1997, reflected the impact of lower oil and gas prices as well as lower chemical margins. The decrease in income from equity investments in 1997, compared with 1996, reflected lower income primarily from chemical investments and the effect of currency devaluations in chemical joint ventures in Thailand.

                       CONSOLIDATED OPERATIONS--EXPENSES

                            SELECTED EXPENSE ITEMS
                                  In millions

                                                           1998   1997   1996
   ------------------------------------------------------ ------ ------ ------
   Cost of sales......................................... $4,462 $5,060 $5,060
   Selling, general and administrative and other
    operating expenses................................... $  709 $1,002 $  933
   Environmental remediation............................. $   -- $  136 $  100
   Interest and debt expense, net........................ $  559 $  434 $  482
   ------------------------------------------------------ ------ ------ ------

  The decrease in cost of sales in 1998, compared with 1997, primarily reflected lower energy and raw material costs in the chemical division as well as the absence of costs related to the assets contributed to Equistar.

  Selling, general and administrative and other operating expenses in 1997 reflected a portion of the asset write-downs and the charge to amend certain employment agreements. Selling, general and administrative and other operating expenses in 1996 included the charge for the write-down of the oil and gas project in the Republic of Komi.

  Environmental remediation included charges of $111 million in 1997 and $75 million in 1996 for additional environmental reserves related to various existing sites.

  Interest and debt expense increased to $559 million in 1998 from $434 million in 1997 which primarily reflected the impact of higher debt levels. However, overall net interest expense, which reflected interest income, was $451 million in 1998. Most of the interest income resulted from the $1.4 billion note receivable. The decrease in interest and debt expense from 1996 to 1997 primarily reflected lower outstanding average debt levels and lower average interest rates.

                        LIQUIDITY AND CAPITAL RESOURCES

                             OPERATING ACTIVITIES
                                  In millions

                                                             1998   1997   1996
   -------------------------------------------------------- ------ ------ ------
   Net cash provided....................................... $   80 $1,397 $1,987
   -------------------------------------------------------- ------ ------ ------

  The lower operating cash flow in 1998, compared with 1997, resulted from lower earnings before special items, such as gains on sales of assets. The lower earnings primarily reflected the impact of significantly lower worldwide crude oil and chemical prices. Excluding the effect of income taxes, the impact of changes in operating assets and liabilities on cash was slightly worse in 1998 compared with 1997. Other operating items reflected higher payments in 1998 for litigation and other related settlements. In addition, included in operating activities was net cash used by operating activities of discontinued operations of $244 million in 1998 compared with net cash provided by operating activities of discontinued operations of $266 million in 1997 and $398 million in 1996. The 1998 cash used by discontinued operations included the negative effect of $250 million of receivables repurchased in connection with the sale of MidCon.

  Other noncash charges in 1998 included a charge for the write-off of an investment in certain exploration properties, previously announced reorganization expense accruals and other miscellaneous items. Other noncash charges in 1997 mainly reflected the special charges taken in the fourth quarter. See the Special Items table above. Other noncash charges of $298 million in 1996 primarily reflected the $105 million charge for the write-down of Occidental's investment in Komi, additional environmental reserves and various miscellaneous items. Each of the three years also included charges for employee benefit plans and other items.

  The lower operating cash flow in 1997, compared with 1996, reflects lower income from continuing operations, higher working capital usage and lower cash flow from discontinued operations.

  Operating assets and liabilities reflect generally higher working capital usage in 1997, compared with 1996, and the absence of items that were of benefit in 1996 including the sale of $100 million of accounts receivable and proceeds from litigation settlements.

                             INVESTING ACTIVITIES
                                  In millions

                                                       1998     1997     1996
   -------------------------------------------------- -------  -------  -------
   Net cash used..................................... $(1,216) $(1,505) $  (979)
   -------------------------------------------------- -------  -------  -------

  Included in investing activities was net cash used by investing activities of discontinued operations of $6 million, $79 million and $223 million in 1998, 1997 and 1996, respectively. The decrease in net cash used in investing activities in 1998, compared with 1997, reflected lower capital expenditures. The 1998 amount also reflected cash used of $3.5 billion for the purchase of the Elk Hills field. The 1998 amount also included the proceeds of $3.4 billion, primarily from the sale of MidCon and nonstrategic oil and gas properties.

  The increase in net cash used in investing activities in 1997, compared with 1996, primarily reflects the increase in capital expenditures and lower proceeds from disposals of property, plant and equipment.

  Net cash used in investing activities included Occidental's capital expenditure program as discussed below.

                             CAPITAL EXPENDITURES
                                  In millions

                                                             1998   1997   1996
   -------------------------------------------------------- ------ ------ ------
   Oil and Gas............................................. $  751 $1,150 $  762
   Chemical................................................    321    396    262
   Corporate and other.....................................      2      3     14
                                                            ------ ------ ------
                                                            $1,074 $1,549 $1,038
   ======================================================== ====== ====== ======

  The spending in the oil and gas business continues to be the major part of Occidental's capital expenditure program. However, total spending decreased in 1998, compared with 1997, due to lower development spending, completion of certain projects offset, in part, by spending at Elk Hills. The 1998 capital expenditure amount does not include the cost of the acquisition of the Elk Hills field for $3.5 billion.

  In response to low oil and chemical prices, Occidental has reduced its capital spending budget to $350 million for 1999. Of the total, approximately $275 million will be allocated to oil and gas, with Elk Hills and Qatar receiving the highest priority, and the remainder will be allocated to chemicals. Notwithstanding the reduced spending, oil production is expected to remain at approximately the same level in 1999 as in 1998. However, gas production is expected to increase in 1999, compared with 1998.

  As part of the asset redeployment program, Occidental completed the sale in 1998 of various international and domestic nonstrategic oil and gas properties. Occidental sold its entire interest in an oilfield development project in Venezuela, the stock of the subsidiary which owned its oil and gas assets in the Netherlands and the North Sea, as well as various domestic properties. Net proceeds from all major nonstrategic oil and gas asset sales were $1.1 billion, and the total net pretax gain was $532 million which is included in the total gain from disposition of assets of $546 million. Additionally, Occidental made a cash payment of $89 million to Shell in connection with the exchange of certain oil and gas interests.

  The 1997 proceeds from the sale of businesses and disposals of property, plant and equipment included the proceeds from the sale of a chlor-alkali chemical plant located in Tacoma, Washington for approximately $102 million, which included $97 million in cash and the balance in the buyer's convertible preferred stock. Also in 1997, Occidental purchased 28,000 shares of preferred stock of Leslie's Poolmart, Inc. (Leslie's), a customer of OxyChem, for total consideration of $28 million, which consisted of cash and the exchange of $10 million of Leslie's subordinated debentures held by Occidental.

  The 1996 proceeds from the sale of businesses and disposals of property, plant and equipment included the sale of a subsidiary which engaged in onshore drilling and servicing of oil and gas wells and the sale of Occidental's royalty interest in the Congo.

                             FINANCING ACTIVITIES
                                  In millions

                                                       1998    1997     1996
   -------------------------------------------------- ------- -------  -------
   Net cash provided (used).......................... $ 1,119 $   (37) $(1,330)
   -------------------------------------------------- ------- -------  -------

  The 1998 amount reflected net cash provided of $1.9 billion, primarily from proceeds from borrowings, to fund a portion of the acquisition of the Elk Hills field in February 1998. Included in financing activities was net cash provided by financing activities of discontinued operations of $53 million in 1997 and net cash used of $88 million in 1996.

  Cash used for financing activities in 1998 and 1997 included $937 million and $119 million used for the common stock repurchase program, respectively. Under the program, Occidental repurchased a total of 39.3 million shares, of which, 35.1 million shares were repurchased in 1998. In 1997, net proceeds from the issuance of long-term debt and other borrowings and payments of capital lease liabilities totaled $400 million.

  In 1996, payments of long-term debt and capital lease liabilities and net proceeds from borrowings totaled $860 million.

  Occidental paid preferred and common stock dividends of $387 million in 1998, $422 million in 1997 and $415 million in 1996. The 1998 amount primarily reflected lower preferred stock dividends as a result of preferred stock that was converted into common stock in March 1998.

  Occidental has determined that it exhausted its accumulated earnings and profits for tax purposes during 1998 and that common stock dividends received by shareholders in 1998, with the exception of those received in the first quarter of 1998, were returns of capital. It is likely that common and preferred stock dividends to be received in 1999 may also be returns of capital.

  Occidental has a centralized cash-management system that funds the working capital and capital expenditure requirements of its various subsidiaries. There are no provisions under existing debt agreements that significantly restrict the ability to move funds among operating entities.

ANALYSIS OF FINANCIAL POSITION The changes in the following components of Occidental's balance sheet are discussed below:

                       SELECTED BALANCE SHEET COMPONENTS
                                  In millions

                                                                  1998   1997
   ------------------------------------------------------------- ------ ------
   Trade receivables, net....................................... $  340 $  603
   Receivables from joint ventures, partnerships and other...... $1,586 $  210
   Prepaid expenses and other assets............................ $  181 $  386
   Equity investments........................................... $1,959 $  921
   Property, plant and equipment, net........................... $9,905 $8,590
   Current maturities of long-term debt and capital lease
    liabilities................................................. $1,400 $    6
   Long-term debt, net.......................................... $5,367 $4,925
   Obligation under natural gas delivery commitment............. $  503 $   --
   Other deferred credits and other liabilities................. $2,263 $3,173
   Stockholders' equity......................................... $3,363 $4,286
   ------------------------------------------------------------- ------ ------

  Trade receivables decreased due to an additional $110 million in receivables sold in 1998 as part of the accounts receivable sale program. In addition, receivables decreased as a result of asset sales. Receivables from joint ventures, partnerships and other includes the $1.4 billion note receivable at December 31, 1998. The decrease in prepaid expenses and other assets reflected a reduction in the current portion of deferred tax assets. The increase in the balance in equity investments at December 31, 1998 reflects the recording of Occidental's interest in Equistar. The increase in the balance of net property, plant and equipment reflected the acquisition of the Elk Hills field offset, in part, by property, plant and equipment contributed to Equistar and the sale of various nonstrategic oil and gas properties.

  Current maturities of long-term debt and capital lease liabilities increased reflecting the current portion of long-term debt that was paid in the first quarter of 1999 using the proceeds of the $1.4 billion note receivable. The increase in long-term debt reflected increased commercial paper borrowings to fund a portion of the acquisition of the Elk Hills field. The table below presents principal amounts by currency, including any sinking fund requirements, by year of maturity for Occidental's long-term debt obligations, excluding $141 million in unamortized discount, at December 31, 1998:

                DEBT CURRENCY DENOMINATIONS AND INTEREST RATES
                   In millions of U.S. dollars, except rates

                                                U.S.     U.S.   Canadian
                                               Dollar   Dollar   Dollar
                                               Fixed   Variable Variable Grand
Year of Maturity                                Rate     Rate     Rate   Total
---------------------------------------------- ------  -------- -------- ------
2000.......................................... $  188   $   96   $   35  $  319
2001..........................................    412      104       --     516
2002..........................................    506      734        5   1,245
2003..........................................     64       --       --      64
2004..........................................    580       --       --     580
Thereafter....................................  2,399      385       --   2,784
                                               ------   ------   ------  ------
  Total....................................... $4,149   $1,319   $   40  $5,508
                                               ======   ======   ======  ======
Average interest rate.........................   8.91%    5.69%    5.60%   8.10%
============================================== ======   ======   ======  ======

  The estimated fair value of Occidental's long-term debt at December 31, 1998 was $5.7 billion. Occidental has the option to call certain issues of long-term debt prior to their maturity dates.

  In April 1998, Occidental issued $250 million of 6.5 percent of senior notes due 2005, $200 million of 7.2 percent senior debentures due 2028 and $450 million of 6.4 percent senior notes due 2013. The 6.4 percent senior notes will be mandatorily tendered in 2003 and then may be remarketed at the option of the remarketing dealer. In October 1998, Occidental issued $270 million of extendible notes with a 10 year final maturity and an initial coupon period expiring in April 2000. At the end of such initial period, the notes will either be automatically tendered, subject to the right of the holder not to tender, to a remarketing agent for resale to the public, or repurchased by Occidental if a mutual agreement is not reached with the remarketing agent on the remarketing spread. In November 1998, Occidental issued $200 million of
6.75 percent senior notes due 2002 and $400 million of 7.375 percent senior notes due 2008. The net proceeds were used to repay commercial paper.

  In January 1999, a subsidiary trust of Occidental issued $525 million of
8.16 percent Trust Preferred Securities due in 2039, and callable in 2004, for net proceeds of $507 million. The net proceeds were used to repay commercial paper.

  In February 1999, Occidental issued $450 million of 7.65 percent senior notes due 2006 and $350 million of 8.45 percent senior notes due 2029 for net proceeds of approximately $792 million. The net proceeds will be used for general corporate purposes which may include, but are not limited to, the repayment of commercial paper and the redemption of other debt.

  Based on the above financings, Occidental's average interest rates are expected to trend upward as commercial paper has been largely replaced with fixed-rate long-term debt at slightly higher rates.

  At December 31, 1998, Occidental had available approximately $1.5 billion of committed credit lines, which are utilized, as needed, for daily operating and other purposes. These lines of credit are primarily used to back up the issuance of commercial paper. Following the receipt of the proceeds from the $1.4 billion note receivable and the issuance of the Trust Preferred Securities, available committed credit lines increased to $2.3 billion at January 31, 1999.

  Occidental expects to have sufficient cash in 1999 for its operating needs, capital expenditure requirements, dividend payments and debt repayments. Assuming that oil and gas and chemical prices would remain at current levels, Occidental has taken specific actions to mitigate the impact of lower prices on cash flow. In January, Occidental increased its borrowing capacity to $3.6 billion by issuing Trust Preferred Securities. Additionally, Occidental has replaced variable rate commercial paper with fixed-rate long-term debt. Finally, Occidental has made significant targeted reductions in its 1999 planned capital expenditure program to $350 million, more than a 65 percent reduction from 1998 levels, without any expectation of reduced oil and gas production in the near term. Taken together, these actions have considerably improved Occidental's borrowing capacity and provided additional financial flexibility to deal with unexpected economic events.

  The obligation under the natural gas delivery commitment amount relates to a transaction in November 1998 discussed below.

  Other deferred credits and other liabilities decreased, reflecting the payment of amounts associated with the sale of MidCon and the assumption by Equistar of approximately $205 million of capital lease liabilities. The decrease in stockholders' equity primarily reflected amounts paid to repurchase common stock and dividends on common and preferred stock offset, in part, by net income for the year.

                         ACQUISITIONS AND COMMITMENTS

  In February 1998, Occidental acquired the Elk Hills field for approximately $3.5 billion as discussed earlier.

  In November 1998, Occidental entered into a natural gas delivery commitment for proceeds of $500 million which obligates Occidental to deliver 263 billion cubic feet of natural gas over a four-year period beginning in 2000. The imputed interest rate in the transaction is approximately 6 percent. In connection with this transaction, Occidental simultaneously entered into a natural gas price swap with a third party based on identical volumes of natural gas and a delivery schedule that corresponds to the natural gas delivery commitment. Under the terms of the swap, Occidental will pay an average fixed price of $2.27 per thousand cubic feet of gas and will receive a floating price that will approximate market which mitigates Occidental's price exposure. Occidental has the ability to satisfy the delivery commitment with open market purchases and has not reduced its natural gas reserves for the commitment.

  In 1997, Occidental acquired certain oil and gas production and exploration assets from Suemaur Exploration for approximately $50 million. These assets were located onshore in south Texas adjacent to other Occidental properties.

  In 1996, Occidental acquired three specialty chemical producers in separate transactions for approximately $149 million through the issuance of approximately 5.5 million shares of Occidental common stock, with a value of approximately $130 million, and the balance paid in cash. The acquisitions included a producer of antimony oxide, a producer of mercaptan-based warning agents for use in natural gas and propane and a producer of sodium silicates. These acquisitions have been accounted for by the purchase method. Accordingly, the cost of each acquisition was allocated to the assets acquired, goodwill and liabilities assumed based upon their estimated respective fair values.

  In 1996, Occidental completed its acquisition of a 64 percent equity interest (on a fully-diluted basis) in INDSPEC Chemical Corporation (INDSPEC) for approximately $92 million through the issuance of approximately 3.3 million shares of Occidental common stock, with a value of approximately $87 million, and the balance paid in cash. INDSPEC is the world's largest producer of resorcinol, which is used to manufacture rubber tires, engineered wood products, agricultural chemicals and fire-retardant plastic additives. Under the terms of the acquisition agreement, INDSPEC's management and employees have retained voting control of INDSPEC.

  In December 1995, Occidental entered into a transaction with Clark USA, Inc. (Clark) under which Occidental agreed to deliver approximately 17.7 million barrels of West Texas Intermediate-equivalent (WTI) oil over a six-year period. Occidental has accounted for the consideration received in the transaction as deferred revenue which is being amortized into revenue as WTI-equivalent oil is produced and delivered during the term of the agreement. At December 31, 1998, approximately 8.8 million barrels remain to be delivered.

  Commitments at December 31, 1998 for major capital expenditures during 1999 and thereafter were approximately $332 million. Total capital expenditures for 1999 are estimated to be approximately $350 million.

                              HEDGING ACTIVITIES

  Occidental's market risk exposures relate primarily to commodity prices, interest rates and foreign currency. Therefore, Occidental periodically uses commodity futures contracts, options and swaps to hedge the impact of oil and natural gas price fluctuations; uses interest rate swaps and futures contracts to hedge interest rates on debt; and uses forward exchange contracts to hedge the risk associated with fluctuations in foreign currency exchange rates. Occidental does not engage in activities using complex or highly leveraged instruments. Gains and losses on commodity futures contracts are deferred until recognized as an adjustment to sales revenue or purchase costs when the related transaction being hedged is finalized. Gains and losses on foreign currency forward exchange contracts that hedge identifiable future commitments are deferred until recognized when the related item being hedged is settled. All other contracts are recognized in periodic income. In addition, the oil and gas division engages in oil and gas trading activity, the results of which are included in periodic income.

  At December 31, 1998, Occidental was a party to exchange trades and over-the-counter forward obligations, most of which expire in 1999, related to the selling price of natural gas. The obligations cover 20.1 billion cubic feet of natural gas. The fair market value of the obligations was approximately $2 million.

  Interest rate swaps are entered into as part of Occidental's overall strategy to maintain part of its debt on a floating-rate basis. Occidental has outstanding interest rate swaps as of December 31, 1998 on fixed-rate debt for notional amounts totaling $200 million, converting fixed-rate debt to floating-rate debt. During 1998, an interest rate swap for a notional amount of $330 million expired. The swap rate difference resulted in approximately
$2 million, $2 million and $1 million of additional interest expense in 1998, 1997 and 1996, respectively, compared to what interest expense would have been had the debt remained at fixed rates. The impact of the swaps on the weighted average interest rates for all debt in 1998, 1997 and 1996 was not significant. Occidental will continue its strategy of maintaining part of its debt on a floating-rate basis.

  The following table provides information on the interest rate swaps at December 31, 1998:

                              INTEREST RATE SWAPS
                           In millions, except rates

                                                            Year of
                                                           Maturity
                                                          ------------    Fair
                                                          1999   2000   Value(a)
   ------------------------------------------------------ -----  -----  --------
   Interest rate swaps
     Fixed to variable................................... $  96  $ 104   $   1
     Average receive rate(b).............................  5.56%  5.75%
   ------------------------------------------------------ -----  -----   -----

  (a)  Represents estimated settlement value.
  (b)  Current variable pay rate at December 31, 1998 is 6.40 percent.

  In December 1997, Occidental entered into two fixed-rate interest rate locks for a total notional amount of $400 million with a settlement date of March 1998. The interest rate locks were entered into to fix the interest rate on the expected issuance of long-term debt in 1998. The fixed reference rate was between 5.84 percent and 5.87 percent. The interest rate locks were settled in March 1998 for a payment by Occidental of $5.8 million.

  Many of Occidental's foreign oil and gas operations and foreign chemical operations are located in countries whose currencies generally depreciate against the U.S. dollar on a continuing basis. Generally, an effective currency forward market does not exist for these countries; therefore, Occidental attempts to manage its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes. Additionally, almost all of Occidental's oil and gas foreign entities have the U.S. dollar as the functional currency since the cash flows are mainly denominated in U.S. dollars. The effect of exchange rate transactions in foreign currencies is included in periodic income. Foreign currencies that are in a net liability position are thus protected from the unfavorable effects of devaluation. However, in certain foreign chemical subsidiaries and equity basis joint ventures where the local currency is the functional currency, Occidental has exposure on joint-venture debt that is denominated in U.S. dollars. Most of Occidental's 1997 foreign exchange devaluation was related to its Thailand chemical joint ventures. For entities that have a net foreign currency asset position, Occidental strives to maintain those positions at low levels to mitigate exposure to currency devaluation. Brazil devalued its currency, the real, in January 1999. Through February 15, 1999, the devaluation had an unfavorable pretax income effect on Occidental of approximately $9 million.

  At December 31, 1998, Occidental had one foreign currency forward exchange contract that matures in 2000, hedging Canadian dollar denominated debt as shown below:

                             FOREIGN CURRENCY RISK
                       In millions, except contract rate

                                                   Notional Contract   Fair
                                                    Amount    Rate   Value(a)
   ----------------------------------------------- -------- -------- --------
   Canadian dollar forward exchange contracts.....  $   38   1.4282  $  (2.5)
   -----------------------------------------------  ------   ------  -------

  (a)Equivalent to the unrealized net gain(loss) on existing contracts.

                                     TAXES

  Deferred tax liabilities were $715 million at December 31, 1998, net of deferred tax assets of $1.0 billion. The current portion of the deferred tax assets of $110 million is included in prepaid expenses and other. The net deferred tax assets are expected to be realized through future operating income and reversal of taxable temporary differences.

       LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS

  Occidental and certain of its subsidiaries have been named as defendants or as potentially responsible parties (PRPs) in a substantial number of lawsuits, claims and proceedings, including governmental proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and corresponding state acts. These governmental proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties, aggregating substantial amounts. Occidental is usually one of many companies in these proceedings, and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs which can be reasonably estimated.

  In December 1998, David Croucher and others filed a purported class action suit in the Federal District Court in Houston, Texas on behalf of persons claiming to have been beneficiaries of the MidCon Employee Stock Ownership Plan (ESOP). The plaintiffs allege that each of the U.S. Trust Company of California (the ESOP Trustee) and the MidCon ESOP Administrative Committee breached its fiduciary duty to the plaintiffs by failing to properly value the securities held by the ESOP, and allege that Occidental actively participated in such conduct. The plaintiffs claim that, as a result of this alleged breach, the ESOP participants are entitled to an additional aggregate distribution of at least $200 million and that Occidental has been unjustly enriched and is liable for failing to make that distribution.

  During the course of its operations, Occidental is subject to audit by taxing authorities for varying periods in various tax jurisdictions. It is impossible at this time to determine the ultimate liabilities that Occidental and its subsidiaries may incur resulting from the foregoing lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. Several of these matters may involve substantial amounts, and if these were to be ultimately resolved unfavorably to the full amount of their maximum potential exposure, an event not currently anticipated, it is possible that such event could have a material adverse effect upon Occidental's consolidated financial position or results of operations. However, in management's opinion, after taking into account reserves, it is unlikely that any of the foregoing matters will have a material adverse effect upon Occidental's consolidated financial position or results of operations. See Note 10 to the Consolidated Financial Statements.

                          ENVIRONMENTAL EXPENDITURES

  Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations also are subject to environmental protection laws. Costs associated with environmental compliance have increased over time and may continue to rise in the future. Environmental expenditures, related to current operations, are factored into the overall business planning process. These expenditures are mainly considered an integral part of production in manufacturing quality products responsive to market demand.

ENVIRONMENTAL REMEDIATION The laws which require or address environmental remediation may apply retroactively to previous waste disposal practices. And, in many cases, the laws apply regardless of fault, legality of the original activities or ownership or control of sites. Occidental is currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites. Also, Occidental and certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites including, in some instances, having been named as defendants and/or as PRPs under the federal Superfund law. These proceedings seek funding and/or remediation and, in some cases, compensation for alleged personal injury or property damage, punitive damages and civil penalties, aggregating substantial amounts.

  Occidental does not consider the number of Superfund and comparable state sites at which it has been notified that it has been identified as being involved to be a relevant measure of exposure. Although the liability of a PRP, and in many cases its equivalent under state law, may be joint and several, Occidental is usually one of many companies cited as a PRP at these sites and has, to date, been successful in sharing cleanup costs with other financially sound companies. Also, many of these sites are still under investigation by the Environmental Protection Agency (EPA) or the equivalent state agencies. Prior to actual cleanup, the parties involved assess site conditions and responsibility and determine the appropriate remedy. The majority of remediation costs are incurred after the parties obtain EPA or equivalent state agency approval to proceed. The ultimate future cost of remediation of certain of the sites for which Occidental has been notified that it has been identified as involved cannot be reasonably determined at this time.

  As of December 31, 1998, Occidental had been notified by the EPA or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 169 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 169 sites include 63 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability, and 2 sites at which the extent of such retained liability is disputed. Of the remaining 104 sites, Occidental has denied involvement at 15 sites and has yet to determine involvement in 17 sites. With respect to the remaining 72 of these sites, Occidental is in various stages of evaluation. For 64 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 64 sites include 14 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 8 of the 72 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above in the "Lawsuits, Claims, Commitments, Contingencies and Related Matters" section of this Management's Discussion and Analysis. For management's opinion on lawsuits and proceedings and on other environmental loss contingencies, see the above noted section.

ENVIRONMENTAL COSTS Occidental's costs, some of which may include estimates relating to compliance with environmental laws and regulations, are shown below for each division:

   In millions                                                    1998 1997 1996
   -------------------------------------------------------------- ---- ---- ----
   OPERATING EXPENSES
     Oil and Gas................................................. $ 15 $ 33 $ 41
     Chemical....................................................   55   60   59
                                                                  ---- ---- ----
                                                                  $ 70 $ 93 $100
                                                                  ==== ==== ====
   REMEDIATION EXPENSES
     Corporate................................................... $ -- $136 $100
                                                                  ---- ---- ----
                                                                  $ -- $136 $100
                                                                  ==== ==== ====
   CAPITAL EXPENDITURES
     Oil and Gas................................................. $ 31 $ 85 $ 54
     Chemical....................................................   25   31   27
                                                                  ---- ---- ----
                                                                  $ 56 $116 $ 81
   ============================================================== ==== ==== ====

  Operating expenses are incurred on a continual basis. Remediation expenses relate to existing conditions caused by past operations and do not contribute to current or future revenue generation. Capital expenditures relate to longer lived improvements in facilities. Although total costs may vary in any one year, over the long term, divisional operating and capital expenditures for environmental compliance generally are expected to increase. As of December 31, 1998 and 1997, Occidental had environmental reserves of approximately $499 million and $567 million, respectively. The net decrease reflects payments for remediation programs and settlement agreements.

  Occidental manages its environmental remediation efforts through a wholly owned subsidiary, Glenn Springs Holdings, Inc. (GSH). In 1998, GSH was given full management authority over all environmental sites and reports directly to Occidental's corporate management.

  During the year, GSH made an overall assessment of all environmental sites. With respect to certain sites, GSH concluded that a different strategy could be pursued which could result in more effective management of the remediation effort. As a result, GSH transferred the responsibility for these sites to a subsidiary, in which a remediation consulting firm has an equity interest. The consulting firm's equity interest in the subsidiary is designed to motivate the consulting firm to manage the remediation efforts more effectively.

                              FOREIGN INVESTMENTS

   Portions of Occidental's assets are located in countries outside North America, some of which may be considered politically and economically unstable. These assets and the related operations are subject to the risk of actions by governmental authorities and insurgent groups. Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would expect to receive compensation in the event of nationalization. At December 31, 1998, the carrying value of Occidental's assets in countries outside North America aggregated approximately $2.2 billion, or approximately 14 percent of Occidental's total assets at that date. Of such assets, approximately $1.2 billion was located in the Middle East, approximately $682 million was located in Latin America, and substantially all of the remainder were located in Bangladesh, Russia and Pakistan.

                                 1999 OUTLOOK

OIL AND NATURAL GAS

  The petroleum industry is a highly competitive business subject to significant volatility due to numerous external market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand and the availability of supply. While fundamentals are a decisive factor affecting crude oil prices over the long term, day-to-day prices may be more volatile due to futures trading on the NYMEX and other exchanges. As a result, Occidental is unable to accurately predict oil and natural gas prices.

  However, in response to current depressed prices, the oil and gas capital budget for 1999 will be substantially less than the 1998 level and directed primarily at production maintenance and low-cost, high-margin development projects and selected exploration opportunities and obligations.

  With the integration of the Elk Hills field into domestic operations, completion of the exchange of assets with Shell and the sale of major nonstrategic assets in 1998, Occidental will focus on growing its core operations in the United States, Latin America and the Middle East. Occidental also will pursue selected growth opportunities through focused exploration, EOR projects and high-return acquisitions.

CHEMICAL

CHLOROVINYLS Due to reduced demand, the domestic chlor-alkali industry operated at only 95 percent of capacity in 1998. The industry added 400,000 tons, or 2.9 percent of new capacity in 1998, and is expected to add another 660,000 tons, or 4.6 percent in 1999.

  Chlorine markets will continue to experience pressure from various environmental groups and regulatory authorities seeking alternatives to, or substitutes for, compounds containing chlorine. While there has been less demand for chlorine in some market segments, such as pulp and paper, demand from the PVC industry has generally more than offset those reductions.

  Overall, chlorine prices in 1998 were significantly lower than average 1997 prices. Prices for caustic soda increased in 1998 compared with 1997. Chlorine prices are expected to remain soft in 1999, and caustic prices are expected to weaken due to the increased supply.

  A 450-million-pound-per-year PVC expansion at Pasadena, Texas was brought on line in 1998 as a result of OxyChem's strategy to maximize the benefits of the vertical integration of its chlorovinyl business. The business is well positioned to continue to expand and grow, with long standing relationships with key industry leaders in the major PVC markets including pipe, vinyl siding and building profiles and flooring.

  To further strengthen its PVC and vinyl chloride monomer (VCM) position, OxyChem, in December 1998, signed a definitive agreement with Geon providing, among other things, for the formation of two partnerships. OxyChem expects that the Geon alliance will create synergies for its chlorovinyls business. OxyChem will have a 76 percent controlling interest in a PVC partnership which is the larger of the partnerships and a 10 percent interest in a compound partnership. OxyChem's interest represents an increase in its chlorovinyls capacity compared to its existing contributed PVC/VCM assets. The PVC partnership will also enter into long-term agreements to supply PVC and VCM to Geon's compounding operations. The transaction is consistent with Occidental's overall asset redeployment strategy to increase its return on assets. The transaction is expected to close in the second quarter of 1999, following satisfaction of closing conditions, including approval from Occidental's Board of Directors and Geon shareholders. Occidental does not expect to record a gain or loss on the transaction.

  For 1999, global PVC operating rates are expected to decline further as additional capacity is added in the Asia-Pacific and Latin American regions. North American operating rates are anticipated to mirror 1998 levels, with North American demand growth being offset by reduced exports into Latin America as a result of slower economic growth and new capacity in that region.

PETROCHEMICALS In May 1998, Occidental joined the Equistar partnership. Equistar is the largest North American producer of ethylene and polyethylene and is also one of the world's leading producers of ethylene co-products and derivatives. The transaction is consistent with Occidental's overall asset redeployment strategy to increase its return on assets. Occidental remains in the petrochemical business through its partnership interest.

SPECIALTY BUSINESSES OxyChem's specialty businesses produce organic and inorganic compounds, sophisticated intermediate chemicals and chlorinated isocyanurates. Numerous specialty performance chemicals are produced for the plastics, metal-plating, aerospace and food-service industries. Sophisticated intermediates are used primarily in agricultural applications, such as herbicides and pesticides, and also in pharmaceuticals. During 1998, some of them were negatively affected by the economic situation in the Far East, but markets for these specialty products are generally less cyclical than the markets for large-volume commodity chemicals. As part of a strategic evaluation of these businesses in early 1999, OxyChem divided them into two categories: industrial-specialty and performance-based products in order to manage them more effectively and to develop these businesses consistent with the nature and requirements of the markets they serve.

                              ACCOUNTING CHANGES


EITF NO. 98-10    In November 1998, the Emerging Issues Task Force (EITF) of the
Financial Accounting Standards Board (FASB) reached a consensus on EITF issue No. 98-10--"Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which establishes accounting and reporting standards for certain energy trading contracts. The consensus requires that energy trading contracts be marked to market with gains and losses included in earnings and separately disclosed in the financial statements or footnotes thereto. Occidental will implement EITF No. 98-10 in the first quarter of 1999 and has not yet made a final determination of its impact on the financial statements.

SOP NO. 98-5    In April 1998, the American Institute of Certified Public
Accountants (AICPA) issued Statement of Position No. 98-5--"Reporting on the Costs of Start-Up Activities" (SOP 98-5), which would require that costs of start-up activities be expensed as incurred. In addition, start-up costs that are currently capitalized must be written off when SOP 98-5 is adopted. Occidental will implement SOP 98-5 effective January 1, 1999, and expects to record a charge of $14 million, which is net of a $8 million income tax benefit to reflect the cumulative effect of this change in accounting principle.

SFAS NO.    133 In June 1998, the FASB issued Statement of Financial Accounting
Standard (SFAS) No. 133--"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. Occidental must implement SFAS No. 133 by the first quarter of 2000 and has not yet made a final determination of its impact on the financial statements.

SFAS NO. 132    Effective January 1, 1998, Occidental adopted the provisions of
SFAS No. 132--"Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardized the disclosure requirements for pensions and other postretirement benefits and amends SFAS No. 87--"Employers' Accounting for Pensions," SFAS No. 88--"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans" and SFAS 106--"Employers' Accounting for Postretirement Benefits Other Than Pensions." The provisions of SFAS 132 are disclosure oriented and do not change the measurement or recognition of the plans. Accordingly, the implementation of SFAS No. 132 did not have an impact on Occidental's consolidated financial position or results of operations. The prior disclosures for 1997 and 1996 have been changed to conform to the new disclosure requirements.

SFAS NO. 131    Effective January 1, 1998, Occidental adopted the provisions of
SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting and display of information about operating segments. It supersedes or amends several FASB statements, most notably, SFAS No. 14--"Financial Reporting for Segments of a Business Enterprise." The implementation of SFAS No. 131 did not have an impact on Occidental's consolidated financial position or results of operations. However, 1997 and 1996 segment results have been restated to classify equity income into the business segments and environmental remediation expenses to unallocated corporate items.

SFAS NO. 130    Effective January 1, 1998, Occidental adopted the provisions of
SFAS No. 130--"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The implementation of SFAS No. 130 did not have an impact on Occidental's results of operations. The prior year financial statements have been restated to conform to the new presentation. Occidental's comprehensive income is primarily composed of net income or loss, foreign currency translation adjustments and minimum pension liability adjustments. Occidental's comprehensive income was $345 million for 1998, a loss of $389 million for 1997 and income of $670 million for 1996.

                             YEAR 2000 COMPLIANCE

  Most existing computer systems use only the last two digits to identify a year. Consequently, as the year 2000 approaches, many systems do not yet recognize the difference in a year that begins with "20" instead of "19". This, as well as other date related processing issues, may cause systems to fail or malfunction unless corrected.

  Occidental's program to address Year 2000 (Y2K) issues began in 1997. In addressing the issues Occidental has employed a five-step process consisting of: 1) conducting a company-wide inventory; 2) assessing Y2K compliance; 3) remediating non-compliant software and hardware, particularly hardware that employs embedded chips such as process controls; 4) testing remediated hardware and software; and 5) certifying Y2K compliance.

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

  Inventory and assessment activities are virtually complete. This data is continuously updated as new information becomes available and Occidental expects this to continue throughout the Y2K effort. Overall remediation efforts are estimated at approximately 70 percent complete. The coincidental replacement of several major existing systems is on schedule to be completed prior to January 1, 2000; these efforts began before the Y2K efforts were initiated and the timing for completion of these projects has not been accelerated as a result of Y2K issues.

  Costs for Y2K efforts are not being accumulated separately. Much of the cost is being accounted for as part of normal operating budgets. Overall, the costs are estimated to be approximately $50 million including amounts incurred to date. Most of the cost is associated with the remediation of various process control and field systems (systems that utilize embedded computer chip technology). Overall, the costs are not expected to have a significant effect on Occidental's consolidated financial position or results of operations.

  The risks associated with the Y2K issue can be substantial from the standpoint of reliance on third parties. Communication with customers, suppliers and equity partners to determine the extent of their Y2K efforts, including selected site visits, is an integral part of the program. Occidental, like most companies, is reliant on third parties for a wide variety of goods and services from raw materials to electricity. Occidental's efforts include addressing the "supply chain" issues to minimize the potential impact of a major supplier (or customer) experiencing a Y2K problem that would adversely affect Occidental.

  Because of these company-wide efforts, Occidental believes that appropriate actions are being taken to minimize the risk to its operations and financial condition.

  Contingency plans that address a reasonably likely worst case scenario are approximately 10 percent complete. These plans will address key systems and third parties that present potential significant risk and will analyze the strategies and resources necessary to restore operations in the unlikely event that an interruption does occur. The plans will also outline a recovery program detailing the necessary participants, processes and equipment needed to restore operations. Contingency plans are expected to be finalized during the third quarter of 1999.

                    SAFE HARBOR STATEMENT REGARDING OUTLOOK
                        AND OTHER FORWARD-LOOKING DATA

  Portions of this report, including Items 1 and 2 and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity and cash flows. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; competitive pricing pressures; higher than expected costs including feedstocks; the supply/demand considerations for Occidental's products; any general economic recession domestically or internationally; regulatory uncertainties; and not successfully completing any development of new fields, expansion, capital expenditure, efficiency improvement, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "believes" or "expect", that convey the uncertainty of future events or outcomes. Occidental undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

                             REPORT OF MANAGEMENT

  The management of Occidental Petroleum Corporation is responsible for the integrity of the financial data reported by Occidental and its subsidiaries. Fulfilling this responsibility requires the preparation and presentation of consolidated financial statements in accordance with generally accepted accounting principles. Management uses internal accounting controls, corporate-wide policies and procedures and judgment so that such statements reflect fairly the consolidated financial position, results of operations and cash flows of Occidental.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION

                                                                           Pages
                                                                           -----
Financial Statements and Supplementary Data:
  Report of Independent Public Accountants................................   38
  Consolidated Statements of Operations...................................   39
  Consolidated Balance Sheets.............................................   40
  Consolidated Statements of Stockholders' Equity.........................   42
  Consolidated Statements of Comprehensive Income.........................   42
  Consolidated Statements of Cash Flows...................................   43
  Notes to Consolidated Financial Statements..............................   44
  Quarterly Financial Data (Unaudited)....................................   72
  Supplemental Oil and Gas Information....................................   74
Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts..........................   81

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors, Occidental Petroleum Corporation:

  We have audited the accompanying consolidated balance sheets of OCCIDENTAL PETROLEUM CORPORATION (a Delaware corporation) and consolidated subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1998 (included on pages 39 through 71). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and consolidated subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Los Angeles, California
February 19, 1999
(except with respect
to the matter
discussed in Note 19,
as to which the date
is March 2, 1999)

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     In millions, except per-share amounts

For the years ended December 31,                         1998    1997    1996
------------------------------------------------------- ------  ------  ------
REVENUES
  Net sales and operating revenues
    Oil and gas operations............................. $3,621  $3,667  $3,680
    Chemical operations................................  2,975   4,349   4,307
                                                        ------  ------  ------
                                                         6,596   8,016   7,987
  Interest, dividends and other income.................    261      88     244
  Gains (losses) on disposition of assets, net.........    546      (4)     11
  Income (loss) from equity investments................    (22)      1      70
                                                        ------  ------  ------
                                                         7,381   8,101   8,312
                                                        ------  ------  ------
COSTS AND OTHER DEDUCTIONS
  Cost of sales........................................  4,462   5,060   5,060
  Selling, general and administrative and other
   operating expenses..................................    709   1,002     933
  Depreciation, depletion and amortization of assets...    835     822     761
  Environmental remediation............................     --     136     100
  Exploration expense..................................    128     119     120
  Interest and debt expense, net.......................    559     434     482
                                                        ------  ------  ------
                                                         6,693   7,573   7,456
                                                        ------  ------  ------
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES.........    688     528     856
Provision for domestic and foreign income and other
 taxes.................................................    363     311     342
                                                        ------  ------  ------
INCOME FROM CONTINUING OPERATIONS......................    325     217     514
Discontinued operations, net...........................     38    (607)    184
Extraordinary loss, net................................     --      --     (30)
                                                        ------  ------  ------
NET INCOME(LOSS)....................................... $  363  $ (390) $  668
                                                        ======  ======  ======
EARNINGS(LOSS) APPLICABLE TO COMMON STOCK.............. $  346  $ (478) $  575
                                                        ======  ======  ======
BASIC EARNINGS PER COMMON SHARE
  Income from continuing operations.................... $  .88  $  .39  $ 1.30
  Discontinued operations, net.........................    .11   (1.82)    .56
  Extraordinary loss, net..............................     --      --    (.09)
                                                        ------  ------  ------
BASIC EARNINGS(LOSS) PER COMMON SHARE.................. $  .99  $(1.43) $ 1.77
                                                        ======  ======  ======
DILUTED EARNINGS(LOSS) PER COMMON SHARE................ $  .99  $(1.43) $ 1.73
======================================================= ======  ======  ======

   The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       In millions, except share amounts

Assets at December 31,                                         1998     1997
------------------------------------------------------------- -------  -------
CURRENT ASSETS
  Cash and cash equivalents.................................. $    96  $   113
  Trade receivables, net of reserves of $23 in 1998 and $24
   in 1997...................................................     340      603
  Receivables from joint ventures, partnerships and other....   1,586      210
  Inventories................................................     500      604
  Prepaid expenses and other.................................     181      386
  Federal income taxes receivable............................      92        9
                                                              -------  -------
    TOTAL CURRENT ASSETS.....................................   2,795    1,925
                                                              -------  -------
LONG-TERM RECEIVABLES, NET...................................     121      153
                                                              -------  -------
EQUITY INVESTMENTS...........................................   1,959      921
                                                              -------  -------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Oil and gas operations.....................................  11,690    9,039
  Chemical operations........................................   3,549    6,077
  Corporate and other........................................   1,440    1,441
                                                              -------  -------
                                                               16,679   16,557
  Accumulated depreciation, depletion and amortization.......  (6,774)  (7,967)
                                                              -------  -------
                                                                9,905    8,590
OTHER ASSETS.................................................     472      470
                                                              -------  -------
NET ASSETS OF DISCONTINUED OPERATIONS........................      --    3,232
                                                              -------  -------
                                                              $15,252  $15,291
============================================================= =======  =======


   The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       In millions, except share amounts

Liabilities and Equity at December 31,                          1998     1997
-------------------------------------------------------------- -------  -------
CURRENT LIABILITIES
  Current maturities of long-term debt and capital lease
   liabilities................................................ $ 1,400  $     6
  Notes payable...............................................      30       35
  Accounts payable............................................     613      717
  Accrued liabilities.........................................     774      957
  Dividends payable...........................................      91      106
  Domestic and foreign income taxes...........................      23       58
                                                               -------  -------
    TOTAL CURRENT LIABILITIES.................................   2,931    1,879
                                                               -------  -------
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND UNAMORTIZED
 DISCOUNT.....................................................   5,367    4,925
                                                               -------  -------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred and other domestic and foreign income taxes........     825    1,028
  Obligation under natural gas delivery commitment............     503       --
  Other.......................................................   2,263    3,173
                                                               -------  -------
                                                                 3,591    4,201
                                                               -------  -------
CONTINGENT LIABILITIES AND COMMITMENTS
STOCKHOLDERS' EQUITY
  Nonredeemable preferred stock, $1.00 par value; authorized
   50 million shares; outstanding shares:
    1998--4,852,294 and 1997--22,491,478; stated at
     liquidation value of $50 per share.......................     243    1,125
  ESOP preferred stock, $1.00 par value; authorized and
   outstanding shares:
    1997--1,400,000...........................................      --    1,400
  Unearned ESOP shares........................................      --   (1,348)
  Common stock, $.20 par value; authorized 500 million shares;
   outstanding shares:
    1998--347,721,914 and 1997--341,126,546...................      69       68
  Additional paid-in capital..................................   3,814    4,149
  Retained earnings(deficit)..................................    (734)  (1,097)
  Accumulated other comprehensive income......................     (29)     (11)
                                                               -------  -------
                                                                 3,363    4,286
                                                               -------  -------
                                                               $15,252  $15,291
============================================================== =======  =======


   The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  In millions

                            Non-                                             Accumulated
                         Redeemable   ESOP    Unearned           Additional     Other     Retained
                         Preferred  Preferred   ESOP    Common    Paid-in   Comprehensive Earnings
                           Stock      Stock    Shares    Stock    Capital      Income     (Deficit)
------------------------ ---------- --------- --------  -------  ---------- ------------- --------
Balance, December 31,
 1995...................  $ 1,325    $    --  $    --   $    64   $ 4,631      $   (14)   $(1,376)
 Net income.............       --         --       --        --        --           --        668
 Other comprehensive
  income, net of tax....       --         --       --        --        --            2         --
 Dividends on common
  stock.................       --         --       --        --      (325)          --         --
 Dividends on preferred
  stock.................       --         --       --        --       (93)          --         --
 Issuance of common
  stock.................       --         --       --         2       240           --         --
 Issuance of preferred
  stock.................       --      1,400   (1,394)       --        (6)          --         --
 Exercises of options
  and other, net........       --         --       --        --        16           --         --
------------------------  -------    -------  -------   -------   -------      -------    -------
Balance, December 31,
 1996...................  $ 1,325    $ 1,400  $(1,394)  $    66   $ 4,463      $   (12)   $  (708)
 Net income (loss)......       --         --       --        --        --           --       (390)
 Other comprehensive
  income, net of tax....       --         --       --        --        --            1         --
 Dividends on common
  stock.................       --         --       --        --      (335)          --         --
 Dividends on preferred
  stock.................       --         --       --        --       (88)          --         --
 Issuance of common
  stock.................       --         --       --        --        23           --         --
 Release of ESOP
  shares................       --         --       46        --       (29)          --         --
 Repurchase and
  retirement of common
  stock.................       --         --       --        (1)     (118)          --         --
 Preferred stock
  conversions...........     (200)        --       --         3       197           --         --
 Exercises of options
  and other, net........       --         --       --        --        36           --          1
------------------------  -------    -------  -------   -------   -------      -------    -------
Balance, December 31,
 1997...................  $ 1,125    $ 1,400  $(1,348)  $    68   $ 4,149      $   (11)   $(1,097)
 Net income.............       --         --       --        --        --           --        363
 Other comprehensive
  income, net of tax....       --         --       --        --        --          (18)        --
 Dividends on common
  stock.................       --         --       --        --      (354)          --         --
 Dividends on preferred
  stock.................       --         --       --        --       (17)          --         --
 Issuance of common
  stock.................       --         --       --        --        28           --         --
 Release/Retirement of
  ESOP shares...........       --     (1,400)   1,348        --        52           --         --
 Repurchase and
  retirement of common
  stock.................       --         --       --        (7)     (930)          --         --
 Preferred stock
  conversions...........     (882)        --       --         8       874           --         --
 Exercises of options
  and other, net........       --         --       --        --        12           --         --
------------------------  -------    -------  -------   -------   -------      -------    -------
Balance, December 31,
 1998...................  $   243    $    --  $    --   $    69   $ 3,814      $   (29)   $  (734)
========================  =======    =======  =======   =======   =======      =======    =======

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  In millions

For the years ended December 31,                            1998   1997   1996
----------------------------------------------------------- -----  -----  -----
Net income(loss)........................................... $ 363  $(390) $ 668
  Other comprehensive income items:
    Foreign currency translation adjustments...............   (14)   (20)    (6)
    Minimum pension liability adjustment...................    --     17      8
    Other..................................................    (4)     4     --
                                                            -----  -----  -----
  Other comprehensive income, net of tax...................   (18)     1      2
                                                            -----  -----  -----
Comprehensive income....................................... $ 345  $(389) $ 670
=========================================================== =====  =====  =====

   The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In millions

For the years ended December 31,                         1998    1997    1996
------------------------------------------------------- ------  ------  ------
CASH FLOW FROM OPERATING ACTIVITIES
  Income from continuing operations, after
   extraordinary loss, net............................. $  325  $  217  $  484
  Adjustments to reconcile income to net cash provided
   by operating activities:
    Extraordinary loss, net............................     --      --      30
    Depreciation, depletion and amortization of
     assets............................................    835     822     761
    Amortization of debt discount and deferred
     financing costs...................................     22      11       7
    Deferred income tax provision......................    275      (9)     (3)
    Other noncash charges to income....................     10     426     298
    (Gains) losses on disposition of assets, net.......   (546)      4     (11)
    (Income) loss from equity investments..............     22      (1)    (70)
    Exploration expense................................    128     119     120
  Changes in operating assets and liabilities:
    Decrease(increase) in accounts and notes
     receivable........................................     54    (125)    201
    Decrease(increase) in inventories..................    (43)    (20)    (32)
    Increase in prepaid expenses and other assets......    (65)    (75)     (6)
    Increase(decrease) in accounts payable and accrued
     liabilities.......................................   (176)     13     (65)
    Increase(decrease) in current domestic and foreign
     income taxes......................................   (242)    (66)     39
  Other operating, net.................................   (275)   (185)   (164)
                                                        ------  ------  ------
                                                           324   1,131   1,589
  Operating cash flow from discontinued operations.....   (244)    266     398
                                                        ------  ------  ------
    NET CASH PROVIDED BY OPERATING ACTIVITIES..........     80   1,397   1,987
                                                        ------  ------  ------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures................................. (1,074) (1,549) (1,038)
  Sale of businesses and disposal of property, plant
   and equipment, net..................................  3,378     120     260
  Buyout of operating leases...........................    (41)    (21)     --
  Purchase of businesses, net.......................... (3,528)    (22)    (18)
  Dividends from equity investments and other, net.....     55      46      40
                                                        ------  ------  ------
                                                        (1,210) (1,426)   (756)
  Investing cash flow from discontinued operations.....     (6)    (79)   (223)
                                                        ------  ------  ------
    NET CASH USED BY INVESTING ACTIVITIES.............. (1,216) (1,505)   (979)
                                                        ------  ------  ------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from long-term debt.........................  1,783     107      65
  Net proceeds from commercial paper and revolving
   credit agreements...................................    811     667     645
  Payments of long-term debt and capital lease
   liabilities.........................................   (679)   (374) (1,570)
  Proceeds from issuance of common stock...............     29      21      25
  Proceeds from gas sale commitment....................    500      --      --
  Proceeds (payments) of notes payable, net............     (4)     17      (1)
  Repurchase of common stock...........................   (937)   (119)     --
  Cash dividends paid..................................   (387)   (422)   (415)
  Other financing, net.................................      3      13       9
                                                        ------  ------  ------
                                                         1,119     (90) (1,242)
  Financing cash flow from discontinued operations.....     --      53     (88)
                                                        ------  ------  ------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...  1,119     (37) (1,330)
                                                        ------  ------  ------
DECREASE IN CASH AND CASH EQUIVALENTS..................    (17)   (145)   (322)
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR...........    113     258     580
                                                        ------  ------  ------
CASH AND CASH EQUIVALENTS--END OF YEAR................. $   96  $  113  $  258
======================================================= ======  ======  ======

   The accompanying notes are an integral part of these financial statements.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

NATURE OF OPERATIONS Occidental is a multinational organization whose principal lines of business are oil and gas exploration and production and chemicals. Internationally, Occidental has oil and gas production in 9 countries and exploration projects in 11 countries. Additionally, Occidental has oil and gas exploration and production in the United States, including the Gulf of Mexico. Occidental also is a large chemical producer, with interests in chlorovinyls (basic chemicals and polymers and plastics), specialty chemicals and a petrochemical partnership.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Occidental Petroleum Corporation, all subsidiaries where the Company has majority ownership of voting stock and Occidental's proportionate interests in oil and gas exploration and production ventures (Occidental). All material intercompany accounts and transactions have been eliminated. Investments in less than majority-owned enterprises, except for oil and gas exploration and production ventures, are accounted for on the equity method (see Note 15).

  The consolidated financial statements have been restated to reflect the natural gas transmission and marketing business as a discontinued operation as further discussed in Note 4. Unless indicated otherwise, all financial information in the Notes to Consolidated Financial Statements excludes discontinued operations.

  In addition, certain financial statements, notes and supplementary data for prior years have been changed to conform to the 1998 presentation.

RISKS AND UNCERTAINTIES The process of preparing consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts, generally not by material amounts. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of Occidental's financial position and results of operations.

  Included in the accompanying balance sheet is net property, plant and equipment at a carrying value of approximately $9.9 billion as of December 31, 1998. These carrying values are based on Occidental's plans and intentions to continue to operate, maintain and, where it is economically desirable, to expand its businesses. If future economic conditions result in changes in management's plans or intentions, the carrying values of the affected assets will be reviewed again and any appropriate adjustments made.

  Included in the accompanying consolidated balance sheet are deferred tax assets of $1.0 billion as of December 31, 1998, the noncurrent portion of which is netted against deferred income tax liabilities. Realization of these assets is dependent upon Occidental generating sufficient future taxable income. Occidental expects to realize the recorded deferred tax assets through future operating income and reversal of taxable temporary differences.

  The accompanying consolidated balance sheet includes assets of approximately $2.2 billion as of December 31, 1998 relating to Occidental's operations in countries outside North America. Some of these countries may be considered politically and economically unstable. These assets and the related operations are subject to the risk of actions by governmental authorities and insurgent groups. Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would expect to receive compensation in the event of nationalization.

  Since Occidental's major products are commodities, significant changes in the prices of oil and gas and chemical products could have a significant impact on Occidental's results of operations for any particular year.

FOREIGN CURRENCY TRANSLATION The functional currency applicable to Occidental's foreign oil and gas operations is the U.S. dollar since cash flows are denominated principally in U.S. dollars. Occidental's chemical operations in Brazil use the real as the functional currency. Brazil devalued the real in January 1999. Through February 15, 1999, the devaluation had an unfavorable pretax income effect on Occidental of approximately $9 million. The effect of exchange-rate changes on transactions denominated in nonfunctional currencies generated a loss of $17 million in 1998, a gain of approximately $7 million in 1997 and a loss of approximately $3 million in 1996. The 1998 loss was primarily due to the currency devaluation in Russia. The strength of the U.S. dollar relative to the Canadian dollar negatively affected the foreign currency translation adjustment in 1998. The currency devaluation in Thailand and the strength of the U.S. dollar relative to other currencies negatively affected the foreign currency translation adjustment and income from equity investments in 1997.

CASH AND CASH EQUIVALENTS Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled approximately $58 million and $50 million at December 31, 1998 and 1997, respectively.

TRADE RECEIVABLES In 1992, Occidental entered into an agreement to sell, under a revolving sale program, an undivided percentage ownership interest in a designated pool of trade receivables, with limited recourse. Under this program, Occidental serves as the collection agent with respect to the receivables sold. An interest in new receivables is sold as collections are made from customers. As of December 31, 1998 and 1997, Occidental had received net cash proceeds totaling $360 million and $600 million, respectively. The reduction from 1997, reflected the cash repaid of $350 million as a consequence of receivables removed from the program related to the MidCon and Equistar Chemicals, LP (Equistar) transactions, offset by cash received of $110 million related to receivables added to the program. Fees and expenses under this program are included in selling, general and administrative and other operating expenses. During the years ended December 31, 1998, 1997 and 1996, the cost of this program amounted to approximately 5.9 percent, 5.9 percent and 5.8 percent, respectively, of the weighted average amount of proceeds received.

INVENTORIES Product and raw material inventories, except certain domestic chemicals, are stated at cost determined on the first-in, first-out (FIFO) and average-cost methods and did not exceed market value. The remaining product and raw material inventories are stated at cost using the last-in, first-out
(LIFO) method and also did not exceed market value. Inventories of materials and supplies are valued at cost or less (see Note 6).

PROPERTY, PLANT AND EQUIPMENT Property additions and major renewals and improvements are capitalized at cost. Interest costs incurred in connection with major capital expenditures are capitalized and amortized over the lives of the related assets (see Note 17). Depreciation and depletion of oil and gas producing properties is determined principally by the unit-of-production method and is based on estimated recoverable reserves. The unit-of-production method of depreciation, based on estimated total productive life, also is used for certain chemical plant and equipment. Depreciation of other plant and equipment has been provided primarily using the straight-line method.

  Oil and gas properties are accounted for using the successful-efforts method. Costs of acquiring nonproducing acreage, costs of drilling successful exploration wells and development costs are capitalized. Producing and nonproducing properties are evaluated periodically and, if conditions warrant, an impairment reserve is provided. Annually, a determination is made whether it is probable that significant impairment of the carrying cost for individual fields or groups of fields has occurred, considering a number of factors, including profitability, political risk and Occidental's estimate of future oil and gas prices. If impairment is believed probable, a further analysis is performed using Occidental's estimate of future oil and gas prices to determine any impairment to be recorded for specific properties. Annual lease rentals and exploration costs, including geologic and geophysical costs and exploratory dry-hole costs, are expensed as incurred.

  At December 31, 1998 and 1997 corporate property, plant and equipment included $1.2 billion for an intrastate gas pipeline owned by Occidental. Accumulated depreciation, depletion and amortization included $377 million and $353 million at December 31, 1998 and 1997, respectively, for such pipeline.

OTHER ASSETS Other assets include tangible and intangible assets, certain of which are amortized over the estimated periods to be benefited.

NOTES PAYABLE Notes payable at December 31, 1998 and 1997 consisted of short-term notes due to financial institutions and other corporations. The weighted average interest rate on short-term borrowings outstanding as of December 31, 1998 and 1997 was 11.1 percent and 10.2 percent, respectively. The notes payable balance at December 31, 1998 and 1997 included high-rate notes denominated in Brazilian reals.

ACCRUED LIABILITIES--CURRENT Accrued liabilities include the following (in millions):

   Balance at December 31,                                            1998 1997
   ------------------------------------------------------------------ ---- ----
   Accrued payroll, commissions and related expenses................. $103 $116
   Accrued interest expense.......................................... $106 $ 90
   ------------------------------------------------------------------ ---- ----

ENVIRONMENTAL COSTS Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Reserves for estimated costs that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. The environmental reserves are based on management's estimate of the most likely cost to be incurred and are reviewed periodically and adjusted as additional or new information becomes available. Probable recoveries or reimbursements are recorded as an asset. The environmental reserves are included in accrued liabilities and other noncurrent liabilities and amounted to $120 million and $379 million, respectively, at December 31, 1998 and $117 million and $450 million, respectively, at December 31, 1997.

  Environmental reserves are discounted only when the aggregate amount of the estimated costs for a specific site and the timing of cash payments are reliably determinable. As of December 31, 1998 and 1997, reserves that were recorded on a discounted basis were not material.

  Occidental manages its environmental remediation efforts through a wholly owned subsidiary, Glenn Springs Holdings, Inc. (GSH). In 1998, GSH was given full management authority over all environmental sites and reports directly to Occidental's corporate management.

DISMANTLEMENT, RESTORATION AND RECLAMATION COSTS The estimated future abandonment costs of oil and gas properties and removal costs for offshore production platforms, net of salvage value, are accrued over their operating lives. Such costs are calculated at unit-of-production rates based upon estimated proved recoverable reserves and are taken into account in determining depreciation, depletion and amortization. For all other operations, appropriate reserves are provided when a decision is made to dispose of a property, since Occidental makes capital renewal expenditures on a continual basis while an asset is in operation. Reserves for dismantlement, restoration and reclamation costs are included in accrued liabilities and in other noncurrent liabilities and amounted to $9 million and $132 million, respectively, at December 31, 1998 and $11 million and $202 million, respectively, at December 31, 1997.

HEDGING ACTIVITIES Occidental periodically uses commodity futures contracts, options and swaps to hedge the impact of oil and natural gas price fluctuations and uses forward exchange contracts to hedge the risk associated with fluctuations in foreign currency exchange rates. Gains and losses on commodity futures contracts are deferred until recognized as an adjustment to sales revenue or purchase costs when the related transaction being hedged is finalized. Gains and losses on foreign currency forward exchange contracts that hedge identifiable future commitments are deferred until recognized when the related item being hedged is settled. All other contracts are recognized in periodic income. The cash flows from such contracts are included in operating activities in the consolidated statements of cash flows.

  Interest rate swaps and futures are entered into, from time to time, on specific debt as part of Occidental's overall strategy to maintain part of its debt on a floating-rate basis and to fix interest rates on anticipated future debt issuances.

SUPPLEMENTAL CASH FLOW INFORMATION Cash payments during the years 1998, 1997 and 1996 included federal, foreign and state income taxes of approximately $212 million, $182 million and $216 million, respectively. Interest paid (net of interest capitalized) totaled approximately $491 million, $404 million and $486 million for the years 1998, 1997 and 1996, respectively. See Note 4 for detail of noncash investing and financing activities regarding certain acquisitions.

NOTE 2 FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------

COMMODITY FUTURES AND FORWARD CONTRACTS Occidental's oil and gas segment has, from time to time, engaged in some form of commodity derivative activity, generally limited to hedging arrangements. The oil and gas division engages in oil and gas trading activity the results of which are included in periodic income.

FORWARD EXCHANGE AND INTEREST RATE CONTRACTS Occidental is engaged in both oil and gas and chemical activities internationally. International oil and gas transactions are mainly denominated in U.S. dollars; consequently, foreign currency exposure is not deemed material. Many of Occidental's foreign oil and gas operations and foreign chemical operations are located in countries whose currencies generally depreciate against the U.S. dollar on a continuing basis. An effective currency forward market does not exist for these countries; therefore, Occidental attempts to manage its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes. Additionally, almost all of Occidental's oil and gas foreign entities have the U.S. dollar as the functional currency since the cash flows are mainly denominated in U.S. dollars. The effect of exchange rate transactions in foreign currencies is included in periodic income. Foreign currencies which are in a net liability position are thus protected from the unfavorable effects of devaluation. For entities that have a net foreign currency asset position, Occidental attempts to maintain those positions at low levels to mitigate exposure to currency devaluation. At December 31, 1998, Occidental had one foreign currency forward purchase exchange contract totaling $38 million which hedged foreign currency denominated debt. This contract matures in 2000.

  From time to time, Occidental enters into interest rate swaps and futures contracts to hedge interest rates on debt. In November 1993, Occidental entered into interest rate swaps on newly issued fixed-rate debt for notional amounts totaling $530 million. This converted fixed-rate debt into variable-rate debt, based on the London Interbank Offered Rate (LIBOR), with interest rates ranging from 6.35 percent to 6.43 percent at December 31, 1998. At December 31, 1998, $200 million notional amount remains outstanding. The remaining agreements mature at various dates through 2000. Notional amounts do not represent cash flow. Credit risk exposure, which is not material, is limited to the net interest differentials. The swap rate difference resulted in approximately $2 million, $2 million and $1 million of additional interest expense in 1998, 1997 and 1996, respectively, compared to what interest expense would have been had the debt remained at fixed rates. The impact of the swaps on the weighted average interest rates for all debt in 1998, 1997 and 1996 was not significant.

  In December 1997, Occidental entered into two fixed-rate interest rate locks for a total notional amount of $400 million with a settlement date of March 1998. The interest rate locks were entered into to fix the interest rate on the expected issuance of long-term debt in 1998. The fixed reference rate was between 5.84 percent and 5.87 percent. The interest rate locks were settled in March 1998 for a payment by Occidental of $5.8 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS Occidental values financial instruments as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents and short-term notes payable approximate fair value because of the short maturity of those instruments. Occidental estimates the fair value of its long-term debt based on the quoted market prices for the same or similar issues or on the yields offered to Occidental for debt of similar rating and similar remaining maturities. The estimated fair value of Occidental's long-term debt at December 31, 1998 and 1997 was approximately $5.7 billion and approximately $5.4 billion, respectively, compared with a carrying value of approximately $5.4 billion and approximately $4.9 billion, respectively. The fair value of interest rate swaps and futures is the amount at which they could be settled, based on estimates obtained from dealers. Based on these estimates at December 31, 1998 and 1997, Occidental would receive approximately

$1 million and would be required to pay approximately $9 million, respectively, to terminate its interest rate swap and futures agreements. Occidental will continue its strategy of maintaining part of its debt on a floating-rate basis.

  The carrying value of other on-balance sheet financial instruments approximates fair value and the cost, if any, to terminate off-balance sheet financial instruments is not significant.

NOTE 3 1997 SPECIAL CHARGES
-------------------------------------------------------------------------------

  In the fourth quarter of 1997, Occidental announced its intent to sell nonstrategic oil and gas and chemical assets. Also, a decision was made to idle certain facilities. In connection with these decisions, and the impairment of certain properties, certain oil and gas and chemical assets were written down. The related charges for these write-downs amounting to $222 million are included in cost of sales and selling, general and administrative and other operating expenses in the accompanying consolidated statement of operations. The asset write-downs included the Austin Chalk oil and gas property for $88 million and the Garden Banks oil and gas property for $44 million. The operating results from these properties were not significant.

  The total year 1997 special charges were $490 million, which included the write-downs mentioned above as well as additional environmental and other reserves and a charge to amend certain employment agreements with two senior executives.

NOTE 4 BUSINESS COMBINATIONS, ASSET ACQUISITIONS AND DISPOSITIONS, AND DISCONTINUED OPERATIONS
-------------------------------------------------------------------------------

  On February 5, 1998, Occidental acquired the U.S. government's approximate 78 percent interest in the Elk Hills Naval Petroleum Reserve oil and gas fields (Elk Hills field) for approximately $3.5 billion. Occidental's results of operations include the operations of the Elk Hills field from the date of acquisition. Pro forma net income for the year ended December 31, 1998, including historical Elk Hills results as if the acquisition had occurred at January 1, 1998, would not have been materially different. Pro forma net income for the year ended December 31, 1997, including historical Elk Hills results as if the acquisition had occurred at January 1, 1997, would have been a loss of $416 million (a loss of $1.51 per share). Pro forma revenues would have been $7.4 billion and $8.6 billion for the years ended December 31, 1998 and 1997, respectively. The pro forma calculations were made with historical operating results for the Elk Hills field prior to ownership by Occidental and give effect to certain adjustments including increased depreciation, depletion and amortization to reflect the value assigned to Elk Hills property, plant and equipment, increased interest expense assuming the acquisition was completely financed, and income and property tax effects, but did not reflect anticipated future production enhancements in the Elk Hills field and operational cost improvements expected to be realized.

  In 1998, Occidental completed a number of asset sales as part of an asset redeployment program. The sale of major nonstrategic oil and gas properties included Occidental's entire interest in an oilfield development project in Venezuela, the stock of the subsidiary which owned its oil and gas assets in the Netherlands and the North Sea, as well as various domestic properties. Net proceeds from all major nonstrategic oil and gas asset sales were $1.1 billion, and the total net pretax gain was $532 million which is included in the total gain from disposition of assets of $546 million.

  Additionally, Occidental and the Royal Dutch/Shell Group (Shell) exchanged Occidental's oil and gas interests in the Philippines and Malaysia for Shell's oil and gas interests in Yemen and Colombia. Shell also received a cash payment of approximately $89 million. No gain or loss was recorded on the transaction.

  In May 1998, Occidental contributed its ethylene, propylene, ethylene oxide and ethylene glycol derivatives businesses (collectively, the petrochemicals business) to the Equistar partnership, in return for a 29.5 percent interest in such partnership, receipt of approximately $420 million in cash and the assumption by Equistar of approximately $205 million of Occidental capital lease obligations and other liabilities. Occidental guaranteed

$625 million of Equistar's debt related to the amounts. Lyondell Petrochemical Company (Lyondell) and Millennium Chemicals, Inc. (Millennium), through their respective subsidiaries, were the original partners of Equistar. Lyondell owns 41 percent of Equistar and Occidental and Millennium each own 29.5 percent. Following the closing of the transaction, the assets and liabilities transferred to the partnership (primarily property, plant and equipment, inventories and capital lease liabilities) were removed from the balance sheet and an equity investment was recorded. Thereafter, revenues and costs associated with the assets contributed are not reflected in the income statement, but Occidental records its proportionate share of the partnership's results through equity income. Occidental did not record a gain or loss on the transaction.

  To further strengthen its polyvinyl chloride (PVC) and vinyl chloride (VCM) position, Occidental, in December 1998, signed a definitive agreement with Geon providing, among other things, for the formation of two partnerships. Occidental will have a 76 percent controlling interest in a PVC partnership which is the larger of the partnerships and a 10 percent interest in a compound partnership. Its interest represents an increase in its chlorovinyls capacity compared to its existing contributed PVC/VCM assets. The PVC partnership will also enter into long-term agreements to supply PVC and VCM to Geon's compounding operations. The transaction is expected to close in the second quarter of 1999, following satisfaction of closing conditions, including approval from Occidental's Board of Directors and Geon shareholders. Occidental does not expect to record a gain or loss on the transaction.

  Occidental completed the sale of all of the issued and outstanding shares of common stock of MidCon, its natural gas transmission and marketing business, to K N Energy, Inc. (K N Energy), on January 31, 1998 in return for a cash payment of $2.1 billion. The estimated net cash proceeds from the transaction were approximately $1.7 billion. Additionally, K N Energy issued a fixed-rate interest bearing note, payable January 4, 1999, to Occidental in the amount of $1.4 billion, in exchange for a note previously issued to Occidental by the MidCon Corp. ESOP Trust (the Trust). The $1.4 billion note was repaid on January 4, 1999. MidCon also retained responsibility for certain Texas intrastate pipeline lease obligations to an Occidental subsidiary. In connection with the sale, the Cumulative MidCon-Indexed Convertible Preferred Stock (CMIC Preferred Stock) was redeemed.

  In the fourth quarter of 1997 Occidental classified MidCon and its subsidiaries as a discontinued operation and recorded an estimated after-tax charge against earnings of $750 million. The $607 million net loss in 1997 from discontinued operations included the charge on the sale and $143 million in net income from the operation for the year. As of December 31, 1997, the operating assets and liabilities of MidCon were reclassified as net assets of discontinued operations on the balance sheet and consisted of current assets of $428 million; net property, plant and equipment of $5.5 billion; other assets of $64 million; current liabilities of $442 million and long-term liabilities of $2.4 billion.

  In 1997, Occidental sold a chlor-alkali chemical plant located in Tacoma, Washington for approximately $102 million, which included $97 million in cash and the balance in the buyer's convertible preferred stock. Also in 1997, Occidental purchased 28,000 shares of preferred stock of Leslie's Poolmart, Inc. (Leslie's), a customer of Occidental, for total consideration of $28 million, which consisted of cash and the exchange of $10 million of Leslie's subordinated debentures held by Occidental.

  In addition, in the second quarter of 1997, Occidental acquired certain oil and gas production and exploration assets from Suemaur Exploration for approximately $50 million. These assets were located onshore in south Texas adjacent to other Occidental properties.

  In 1996, Occidental acquired three specialty chemical producers in separate transactions for approximately $149 million through the issuance of approximately 5.5 million shares of Occidental common stock, with a value of approximately $130 million, and the balance paid in cash. The acquisitions included a producer of antimony oxide, a producer of mercaptan-based warning agents for use in natural gas and a producer of sodium silicates. These acquisitions have been accounted for by the purchase method. Accordingly, the cost of each acquisition was allocated to the assets acquired, goodwill and liabilities assumed based upon their estimated respective fair values.

  In 1996, Occidental completed its acquisition of a 64 percent equity interest (on a fully-diluted basis) in INDSPEC Chemical Corporation (INDSPEC) for approximately $92 million through the issuance of approximately 3.3 million shares of Occidental common stock, with a value of approximately $87 million, and the balance paid in cash. INDSPEC is the world's largest producer of resorcinol, which is used to manufacture rubber tires, engineered wood products, agricultural chemicals and fire-retardant plastic additives. Under the terms of the agreement, INDSPEC's management and employees have retained voting control of INDSPEC.

  In 1996, Occidental completed the sale of its subsidiary which engaged in onshore drilling and servicing of oil and gas wells for approximately $32 million. Also in 1996, certain assets of an international phosphate fertilizer trading operation were sold for approximately $20 million in interest-bearing notes and sold its royalty interest in the Congo for $215 million to the Republic of the Congo.

NOTE 5 EXTRAORDINARY LOSS AND ACCOUNTING CHANGES
-------------------------------------------------------------------------------

  The 1996 results included a net extraordinary loss of $30 million, which resulted from the early extinguishment of debt.

  Effective January 1, 1998, Occidental adopted the provisions of SFAS No. 130--"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The implementation of SFAS No. 130 did not have an impact on Occidental's results of operations. The prior year financial statements have been restated to conform to the new presentation. Occidental's comprehensive income is composed primarily of net income or loss, foreign currency translation adjustments and minimum pension liability adjustments. Occidental's comprehensive income was $345 million in 1998, a loss of $389 million in 1997 and income of $670 million in 1996.

  Effective January 1, 1998, Occidental adopted the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting and display of information about operating segments. It supersedes or amends several Financial Accounting Standards Board (FASB) statements, most notably, SFAS No. 14--"Financial Reporting for Segments of a Business Enterprise." The implementation of SFAS No. 131 did not have an impact on Occidental's consolidated financial position or results of operations. Accordingly, 1997 and 1996 segment disclosures have been restated. See Note 17 for the required disclosures.

  In November 1998, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF issue No. 98-10--"Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which establishes accounting and reporting standards for certain energy trading contracts. The consensus requires that energy trading contracts be marked to market with gains and losses included in earnings and separately disclosed in the financial statements or footnotes thereto. Occidental will implement EITF No. 98-10 in the first quarter of 1999.

  In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-5--"Reporting on the Costs of Start-Up Activities" (SOP 98-5), which would require that costs of start-up activities be expensed as incurred. In addition, start-up costs that are currently capitalized must be written off when SOP 98-5 is adopted. Occidental will implement SOP 98-5 effective January 1, 1999, and expects to record a charge of $14 million, which is net of a $8 million income tax benefit to reflect the cumulative effect of this change in accounting principle.

NOTE 6 INVENTORIES
-------------------------------------------------------------------------------

  Inventories of approximately $253 million and $243 million were valued under the LIFO method at December 31, 1998 and 1997, respectively. Inventories consisted of the following (in millions):

   Balance at December 31,                                       1998     1997
   ------------------------------------------------------------- ----     ----
   Raw materials................................................ $ 38     $102
   Materials and supplies.......................................  184      189
   Work in process..............................................    5       22
   Finished goods...............................................  278      342
                                                                 ----     ----
                                                                  505 (a)  655
   LIFO reserve.................................................   (5)(b)  (51)
                                                                 ----     ----
   TOTAL........................................................ $500     $604
   ============================================================= ====     ====

  (a)  The 1998 amount excludes inventory transferred to Equistar in 1998.
  (b) The 1998 LIFO reserve decreased due to the impact of lower ethylene costs. In 1998, the total year LIFO liquidation credited to income was approximately $4 million.

NOTE 7 LONG-TERM DEBT
-------------------------------------------------------------------------------

  Long-term debt consisted of the following (in millions):

   Balance at December 31,                                       1998    1997
   -----------------------------------------------------------  ------  ------
   OCCIDENTAL PETROLEUM CORPORATION
     5.4695% to 6.3702% commercial paper......................  $2,023  $1,079
     6.02% to 11% medium-term notes due 1999 through 2008.....     640   1,096
     6.4% senior notes due 2013, subject to remarketing on
      April 1, 2003...........................................     450      --
     7.375% senior notes due 2008.............................     400      --
     10.125% senior notes due 2001............................     330     330
     9.25% senior debentures due 2019, putable August 1, 2004
      at par..................................................     300     300
     10.125% senior debentures due 2009.......................     276     276
     6.0125% floating rate extendible notes due 2008..........     270      --
     8.5% medium-term notes due 2004, callable September 15,
      1999 at par.............................................     250     250
     6.5% senior notes due 2005...............................     250      --
     6.75% senior notes due 2002..............................     200      --
     7.2% senior debentures due 2028..........................     200      --
     8.5% senior notes due 2001...............................     150     150
     11.125% senior notes due 2010............................     150     150
     11.125% senior debentures due 2019, callable June 1, 1999
      at 105.563..............................................     144     144
     5.6351% to 6.269% revolving credits......................     105     235
     8.75% medium-term notes due 2023.........................     100     100
     10.42% senior notes due 2003, called December 1998 at
      par.....................................................      --      50
                                                                ------  ------
                                                                 6,238   4,160
                                                                ------  ------
   OXY USA INC.
     7% debentures due 2011, callable anytime at par..........     274     274
     6.625% debentures due 1999, callable anytime at par (Note
      16).....................................................      54      55
     5.7% to 7.8% unsecured notes due 1999 through 2007.......      50      53
     7.2% unsecured notes due 2020 (Note 16)..................       7       7
                                                                ------  ------
                                                                   385     389
                                                                ------  ------
    OTHER SUBSIDIARY DEBT
     3.3% to 7.67% unsecured notes due 1999 through 2030......     275     513
     6% secured notes due 1999 through 2007...................       8       8
                                                                ------  ------
                                                                   283     521
                                                                ------  ------
                                                                 6,906   5,070
   Less:
     Unamortized discount, net................................    (141)   (140)
     Current maturities.......................................  (1,398)     (5)
                                                                ------  ------
   TOTAL......................................................  $5,367  $4,925
   ===========================================================  ======  ======

  At December 31, 1998, $995 million of notes and commercial paper due in 1999 were classified as non-current since it is management's intention to refinance this amount on a long-term basis, utilizing the net proceeds from the financings completed in January and February 1999 as described in Note 19.

  At December 31, 1998, minimum principal payments on long-term debt, including sinking fund requirements, subsequent to December 31, 1999 aggregated $5.508 billion, of which $319 million is due in 2000, $516 million in 2001, $1.245 billion in 2002, $64 million in 2003, $580 million in 2004 and $2.784 billion thereafter. Unamortized discount is generally being amortized to interest expense on the effective interest method over the lives of the related issues.

  At December 31, 1998, under the most restrictive covenants of certain financing agreements, the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental's capital stock was approximately $635 million, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowings. The issuance, in January 1999, of the $525 million of 8.16 percent Trust Preferred Securities increased dividend capacity to approximately $1.1 billion.

  At December 31, 1998, Occidental had available lines of committed bank credit of approximately $1.5 billion. Following the receipt of the proceeds from the $1.4 billion note receivable and the issuance of the Trust Preferred Securities, available credit increased to approximately $2.3 billion at January 31, 1999. Bank fees on these committed lines of credit ranged from
0.075 percent to 0.125 percent.

NOTE 8 ADVANCE SALE OF CRUDE OIL AND NATURAL GAS DELIVERY COMMITMENT
-------------------------------------------------------------------------------

  In December 1995, Occidental entered into a transaction with Clark USA, Inc. (Clark) under which Occidental agreed to deliver approximately 17.7 million barrels of West Texas Intermediate (WTI)-equivalent oil over a six-year period. In exchange, Occidental received $100 million in cash and approximately 5.5 million shares of Clark common stock. Occidental has accounted for the consideration received in the transaction as deferred revenue, which is being amortized into revenue as WTI-equivalent oil is produced and delivered during the term of the agreement. Reserves dedicated to the transaction are excluded from the estimate of proved oil and gas reserves (see Supplemental Oil and Gas Information). At December 31, 1998, 8.8 million barrels remain to be delivered.

  In November 1998, Occidental entered into a natural gas delivery commitment for proceeds of $500 million which obligates Occidental to deliver 263 billion cubic feet of natural gas over a four-year period beginning in 2000. The imputed interest rate in the transaction is approximately 6 percent. In connection with this transaction, Occidental simultaneously entered into a natural gas price swap based on identical volumes of natural gas and a delivery schedule that corresponds to the natural gas delivery commitment. Under the terms of the swap, Occidental will pay an average fixed price of $2.27 per thousand cubic feet of gas and will receive a floating price that will approximate market which mitigates Occidental's price exposure. Occidental has the ability to satisfy the delivery commitment with open market purchases and has not reduced its natural gas reserves for the commitment. At December 31, 1998, the future minimum delivery commitment under the contract expressed in dollars and in volumes is as follows (dollars in millions, volumes in billions of cubic feet):

                                                                VALUE  VOLUMES
   ------------------------------------------------------------ -----  -------
   2000........................................................ $150      66
   2001........................................................  150      66
   2002........................................................  150      66
   2003........................................................  147      65
                                                                ----    ----
   TOTAL.......................................................  597     263
                                                                        ====
   Less:
     Imputed interest..........................................  (94)
     Current portion...........................................   --
                                                                ----
   PRESENT VALUE OF NATURAL GAS DELIVERY COMMITMENT, NET OF
    CURRENT PORTION............................................ $503
   ============================================================ ====

NOTE 9 LEASE COMMITMENTS
-------------------------------------------------------------------------------

  The present value of net minimum capital lease payments, net of the current portion, totaled $29 million and $235 million at December 31, 1998 and 1997, respectively. These amounts are included in other liabilities. The lower 1998 amount, primarily reflected capital lease liabilities transferred to Equistar.

  Operating and capital lease agreements frequently include renewal and/or purchase options and require Occidental to pay for utilities, taxes, insurance and maintenance expense.

  At December 31, 1998, future net minimum lease payments for capital and operating leases (excluding oil and gas and other mineral leases) were the following (in millions):

                                                             CAPITAL OPERATING
   --------------------------------------------------------- ------- ---------
   1999.....................................................  $  4     $ 65
   2000.....................................................     4       55
   2001.....................................................     2       52
   2002.....................................................     1       33
   2003.....................................................     1       25
   Thereafter...............................................    41      186
                                                              ----     ----
   TOTAL MINIMUM LEASE PAYMENTS.............................    53     $416
                                                                       ====
   Less:
     Executory costs........................................    (2)
     Imputed interest.......................................   (21)
     Current portion........................................    (1)
                                                              ----
   PRESENT VALUE OF NET MINIMUM CAPITAL LEASE PAYMENTS, NET
    OF CURRENT PORTION......................................  $ 29
   =========================================================  ====

  Rental expense for operating leases, net of sublease rental income, was $106 million in 1998, $113 million in 1997 and $114 million in 1996. Rental expense was net of sublease income of $10 million in 1998, $10 million in 1997 and $7 million in 1996. At December 31, 1998, sublease rental amounts included in the future operating lease payments totaled $117 million, as follows (in millions): 1999--$11, 2000--$8, 2001--$8, 2002--$7, 2003--$7 and 2004 and
thereafter--$76.

  Included in the 1998 and 1997 property, plant and equipment accounts were $60 million and $410 million, respectively, of property leased under capital leases and $49 million and $156 million, respectively, of related accumulated amortization.

NOTE 10 LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS
-------------------------------------------------------------------------------

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

  In December 1998, David Croucher and others filed a purported class action suit in the Federal District Court in Houston, Texas on behalf of persons claiming to have been beneficiaries of the MidCon Employee Stock Ownership Plan (ESOP). The plaintiffs allege that each of the U.S. Trust Company of California (the ESOP Trustee) and the MidCon ESOP Administrative Committee breached its fiduciary duty to the plaintiffs by failing to properly value the securities held by the ESOP, and allege that Occidental actively participated in such conduct. The plaintiffs claim that, as a result of this alleged breach, the ESOP participants are entitled to an additional aggregate distribution of at least $200 million and that Occidental has been unjustly enriched and is liable for failing to make that distribution.

  During the course of its operations, Occidental is subject to audit by taxing authorities for varying periods in various tax jurisdictions.

  At December 31, 1998, commitments for major capital expenditures during 1999 and thereafter were approximately $332 million.

  Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling services, electrical power, steam and certain chemical raw materials. At December 31, 1998, the net present value of the fixed and determinable portion of the obligations under these agreements aggregated $76 million, which was payable as follows (in millions): 1999--$12, 2000--$9, 2001--$9, 2002--$8, 2003--$8 and 2004 through
2014--$30. Payments under these agreements, including any variable component, were $19 million in 1998, $16 million in 1997 and $18 million in 1996.

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

NOTE 11 DOMESTIC AND FOREIGN INCOME AND OTHER TAXES
-------------------------------------------------------------------------------

  The domestic and foreign components of income(loss) from continuing operations before domestic and foreign income and other taxes were as follows (in millions):

   For the years ended December 31,                      Domestic Foreign Total
   ----------------------------------------------------- -------- ------- -----
   1998.................................................  $ 388    $ 300  $ 688
                                                          =====    =====  =====
   1997.................................................  $(184)   $ 712  $ 528
                                                          =====    =====  =====
   1996.................................................  $ 254    $ 602  $ 856
   =====================================================  =====    =====  =====

  The provisions(credits) for domestic and foreign income and other taxes consisted of the following (in millions):

                                                           State
                                                    U.S.    and
   For the years ended December 31,                Federal Local  Foreign Total
   ----------------------------------------------- ------- -----  ------- -----
   1998
     Current......................................  $(113) $  23   $ 178  $  88
     Deferred.....................................    249     29      (3)   275
                                                    -----  -----   -----  -----
                                                    $ 136  $  52   $ 175  $ 363
   ===============================================  =====  =====   =====  =====
   1997
     Current......................................  $  52  $  28   $ 240  $ 320
     Deferred.....................................    (12)   (23)     26     (9)
                                                    -----  -----   -----  -----
                                                    $  40  $   5   $ 266  $ 311
   ===============================================  =====  =====   =====  =====
   1996
     Current......................................  $  67  $  21   $ 257  $ 345
     Deferred.....................................     (6)     2       1     (3)
                                                    -----  -----   -----  -----
                                                    $  61  $  23   $ 258  $ 342
   ===============================================  =====  =====   =====  =====

  The following is a reconciliation, stated as a percentage of pretax income, of the U.S. statutory federal income tax rate to Occidental's effective tax rate on income(loss) from continuing operations:

   For the years ended December 31,                            1998  1997  1996
   ----------------------------------------------------------- ----  ----  ----
   U.S. federal statutory tax rate............................  35%   35%   35%
   Operations outside the United States(a)....................  15    22    16
   State taxes, net of federal benefit........................   5     1     2
   Capital loss benefit.......................................  (5)   --    --
   Nondeductible depreciation and other expenses..............  --     2     2
   Reduction in deferred tax asset valuation allowance........  --    --   (12)
   Other......................................................   3    (1)   (3)
                                                               ---   ---   ---
   Tax rate provided by Occidental............................  53%   59%   40%
   =========================================================== ===   ===   ===

  (a) Included in these figures is the impact of not providing U.S. taxes on the unremitted earnings of certain foreign subsidiaries. The effect of this is to reduce the U.S. federal tax rate by approximately 6 percent in 1998, 13 percent in 1997 and 6 percent in 1996.

  The tax effects of temporary differences and carryforwards resulting in deferred income taxes at December 31, 1998 and 1997 were as follows (in millions):

                                              1998                 1997
                                      -------------------- --------------------
                                      DEFERRED  DEFERRED   Deferred  Deferred
   Items resulting in temporary         TAX        TAX       Tax        Tax
   differences and carryforwards       ASSETS  LIABILITIES  Assets  Liabilities
   ---------------------------------  -------- ----------- -------- -----------
   Property, plant and equipment
    differences.....................   $  215    $  938     $  172    $1,542
   Discontinued operations--loss
    accruals and sale...............       --        --        147       165
   Equity investments including
    partnerships....................       --       698         --       118
   Environmental reserves...........      194        --        255        --
   Postretirement benefit accruals..      147        --        154        --
   State income taxes...............       82        --         74        --
   Tax credit carryforwards.........       85        --        165        --
   All other........................      364       103        425       208
                                       ------    ------     ------    ------
     Subtotal.......................    1,087     1,739      1,392     2,033
   Valuation allowance..............      (63)       --        (82)       --
                                       ------    ------     ------    ------
   Total deferred taxes.............   $1,024    $1,739     $1,310    $2,033
   =================================   ======    ======     ======    ======

  Included in total deferred tax assets was a current portion aggregating $110 million and $305 million as of December 31, 1998 and 1997, respectively, that was reported in prepaid expenses and other.

  A deferred tax liability of approximately $80 million at December 31, 1998 has not been recognized for temporary differences related to Occidental's investment in certain foreign subsidiaries primarily as a result of unremitted earnings of consolidated subsidiaries, as it is Occidental's intention, generally, to reinvest such earnings permanently.

  The pension liability adjustments recorded directly to accumulated other comprehensive income were net of an income tax charge of less than $1 million in 1998, $10 million in 1997 and $6 million in 1996.

  The foreign currency translation adjustment credited directly to accumulated other comprehensive income was net of an income tax benefit of $6 million in both 1998 and 1997 and $2 million in 1996.

  The extraordinary loss that resulted from the early extinguishment of debt was reduced by an income tax benefit of $16 million in 1996.

  Discontinued operations included income tax charges of $21 million in 1998, $240 million in 1997 and $112 million in 1996.

  At December 31, 1998, Occidental had, for U.S. federal income tax return purposes, an alternative minimum tax credit carryforward of $85 million available to reduce future income taxes. The alternative minimum tax credit carryforward does not expire.

NOTE 12  NONREDEEMABLE PREFERRED STOCK, ESOP PREFERRED STOCK AND COMMON STOCK
-------------------------------------------------------------------------------

  The following is an analysis of nonredeemable preferred stock and common stock (shares in thousands):

                                                          Nonredeemable
                                                            Preferred   Common
                                                              Stock      Stock
   ------------------------------------------------------ ------------- -------
   BALANCE, DECEMBER 31, 1995............................     26,495    318,711
     Issued..............................................         --     10,145
     Options exercised and other, net....................         (2)       372
                                                             -------    -------
   BALANCE, DECEMBER 31, 1996............................     26,493    329,228
     Issued..............................................         --      1,079
     Preferred stock conversions.........................     (4,002)    14,276
     Repurchase program..................................         --     (4,148)
     Options exercised and other, net....................         --        692
                                                             -------    -------
   BALANCE, DECEMBER 31, 1997............................     22,491    341,127
     Issued..............................................         --      1,246
     Preferred stock conversions.........................    (17,639)    40,098
     Repurchase program..................................         --    (35,142)
     Options exercised and other, net....................         --        393
                                                             -------    -------
   BALANCE, DECEMBER 31, 1998............................      4,852    347,722
   ======================================================    =======    =======

NONREDEEMABLE PREFERRED STOCK Occidental has authorized 50,000,000 shares of preferred stock with a par value of $1.00 per share. In February 1994, Occidental issued 11,388,340 shares of $3.00 cumulative CXY-indexed convertible preferred stock in a public offering for net proceeds of approximately $557 million. The shares are convertible into Occidental common stock in accordance with a conversion formula that is indexed to the market price of the common shares of CanadianOxy. The shares of CXY-indexed convertible preferred stock are redeemable on or after January 1, 1999, in whole or in part, at the option of Occidental, at a redemption price of $51.50 per share declining ratably to $50.00 per share on or after January 1, 2004, in each case plus accumulated and unpaid dividends to the redemption date. In 1998, and 1997, 2,532,740 shares and 4,001,691 shares of CXY-indexed convertible preferred stock were converted by the holders into 6,911,913 shares and 14,275,974 shares of Occidental's common stock. As of December 31, 1998, the aggregate number of shares of Occidental common stock issuable upon conversion of all of the remaining outstanding shares of the CXY-indexed convertible preferred stock was 10,471,250, based on the conversion ratio then in effect of 2.16.

  In February 1993, Occidental issued 11,500,000 shares of $3.875 cumulative convertible preferred stock. In December 1994, Occidental issued 3,606,484 shares of $3.875 cumulative convertible voting preferred stock in connection with the Placid acquisition. In February 1998, Occidental announced its intention to redeem in March 1998, all of the 15.1 million shares of its $3.875 preferred stock. Prior to the redemption date the holders of the $3.875 preferred stock converted the 15.1 million shares into 33.2 million shares of Occidental common stock.

ESOP PREFERRED STOCK In November 1996, Occidental established the MidCon Corp. Employee Stock Ownership Plan (MidCon ESOP) for the benefit of employees of MidCon. Pursuant to the MidCon ESOP, Occidental issued 1.4 million shares of its CMIC Preferred Stock to the MidCon Corp. ESOP Trust. In conjunction with the sale of MidCon the CMIC Preferred Stock was redeemed.

COMMON STOCK REPURCHASE PROGRAM In 1998, Occidental completed the common stock repurchase program announced in October 1997. Under the program, 39.3 million shares were repurchased and retired for a total cost of $1.06 billion of which
35.1 million shares were repurchased and retired in 1998 at a cost of $937 million.

                             STOCK INCENTIVE PLANS

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS Options to purchase common stock of Occidental have been granted to officers and employees under stock option plans adopted in 1987 and 1995. During 1998, options for 1,198,199 shares became exercisable, and options for 4,400,382 shares were exercisable at December 31, 1998 at a weighted-average exercise price of $24.07. Generally, these options vest over three years with a maximum term of ten years and one month. At December 31, 1998, options with stock appreciation rights (SAR) for 668,000 shares were outstanding, all of which options were exercisable.

  The following is a summary of stock option transactions during 1998, 1997 and 1996 (shares in thousands):

                                  1998              1997              1996
                            ----------------- ----------------- -----------------
                                     WEIGHTED          Weighted          Weighted
                                     AVERAGE           Average           Average
                                     EXERCISE          Exercise          Exercise
                            SHARES    PRICE   Shares    Price   Shares    Price
   ------------------------ -------  -------- -------  -------- -------  --------
   BEGINNING BALANCE.......   6,769  $23.274    5,952  $22.637    5,481  $22.263
   Granted or issued.......   2,443  $26.032    1,789  $25.058    1,335  $24.375
   Exercised...............    (605) $22.310     (845) $22.219     (483) $21.276
   Canceled or expired.....    (438) $25.222     (127) $25.582     (381) $24.958
                            -------           -------           -------
   ENDING BALANCE..........   8,169  $24.065    6,769  $23.274    5,952  $22.637
                            =======           =======           =======
   OPTIONS EXERCISABLE AT
    YEAR-END...............   4,400             4,005             3,589
   ======================== =======           =======           =======

  For options outstanding at December 31, 1998 the exercise prices were between $17.75 and $29.625 and the weighted-average remaining contractual life was approximately 7 years.

RESTRICTED STOCK AWARDS Pursuant to the 1995 Incentive Stock Plan, employees may be awarded Occidental restricted common stock at the par value of $.20 per share, with such shares vesting after four years (five years for awards issued prior to December 1995) or earlier under certain conditions. The related expense is amortized over the vesting period. In 1998, 85,451 shares were awarded at a weighted-average grant-date value of $28.519 per share; 149,885 shares were awarded in 1997 at a weighted-average grant-date value of $23.375 per share; 171,649 shares were awarded in 1996 at a weighted-average grant-date value of $21.431 per share; and 21,339 shares were awarded in 1995 at a weighted-average grant-date value of $20.875 per share.

PERFORMANCE STOCK AWARDS AND OPTIONS Performance stock awards were made to various executive officers in January 1997 pursuant to the 1995 Incentive Stock Plan. The number of shares of common stock to be received, under these awards, by such officers at the end of the performance period will depend on the attainment of performance objectives based on a peer company comparison of total stockholder return for such period. Based on Occidental's ranking among its peers, the grantees will receive shares of common stock in an amount ranging from zero to 175 percent of the Target Share Award (as such amount is defined in the grant). The shares vest or fail to vest by the end of the four-year performance term. In 1998, 134,705 shares were awarded at a weighted-average grant-date value of $29.3125 per share; 97,832 shares were awarded in 1997 at a weighted-average grant-date value of $23.375 per share; and 101,630 shares were awarded in 1996 at a weighted-average grant-date value of $21.375 per share.

  In 1997, 4,655,000 Performance Stock Options were granted to certain executive officers at an exercise price of $25.375. These options expire 10 years from the grant date and have no value unless and until one of the following events occur, at which time the grants become fully vested and exercisable: for twenty consecutive trading days, the New York Stock Exchange closing price of the common stock must be a) $30 or more per share within the first three years after grant date; b) $35 or more per share after the third year and through the fifth year; or c) $40 or more per share from the sixth year until expiration. None of the options were exercisable in 1997 or 1998. Any income effect will be recognized at the time the options are exercisable.

  Under the 1995 Stock Incentive Plan, a total of approximately 15,000,000 shares may be awarded. At December 31, 1998, 4,250,861 shares were available for the granting of all future awards under these plans, all of which were available to issue stock options, SARs, restricted stocks and performance stock awards.

  Occidental accounts for these plans under Accounting Principles Board Opinion No. 25. Had the compensation expense for these plans been determined in accordance with SFAS No. 123--"Accounting for Stock Based Compensation" (SFAS No. 123), Occidental's pro forma net income would have been $354 million in 1998, a loss of $396 million in 1997, and net income of $666 million in 1996. Basic and diluted earnings per share would have been $.96 for 1998, a loss of $1.44 for 1997 and would not have changed for 1996. The method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995; therefore, the resulting pro forma compensation expense may not be representative of that to be expected in future years. The fair value of each option grant, for pro forma calculation purposes, is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 3.84, 3.94 and 4.20 percent; expected volatility of 22.91, 22.36 and
23.92 percent; risk-free rate of return 5.45, 6.27 and 6.79 percent; and expected lives of 5 years.

1996 RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS Under the 1996 Restricted Stock Plan for Non-Employee Directors, each non-employee Director of the Company will receive awards of restricted common stock each year as additional compensation for their services as a member of the Board of Directors. A maximum of 50,000 shares of common stock may be awarded under the Directors Plan and 3,500, 3,500, and 3,250 shares of common stock were awarded during 1998, 1997 and 1996, respectively. At December 31, 1998, 39,750 shares of common stock were available for the granting of future awards.

NOTE 13 EARNINGS PER SHARE
-------------------------------------------------------------------------------

  In 1997, Occidental adopted SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. As a result, earnings per share for 1996 were restated as indicated below. Basic earnings per share was computed by dividing net income, less preferred dividend requirements, by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share further assumes the dilutive effect of stock options and the conversion of preferred stocks. The adoption of SFAS No. 128 did not change the previously reported fully diluted earnings per share for 1996.

  The following is a calculation of earnings per share for the years ended December 31 (in thousands, except per-share amounts):

                                     1998                          1997                           1996
                          ---------------------------- -----------------------------  ------------------------------
                                              PER-                          Per-                            Per-
                                              SHARE                         Share                           Share
                           INCOME    SHARES   AMOUNT    Income     Shares   Amount     Income     Shares    Amount
------------------------  ---------  ------- --------- ---------  -------- ---------  ---------  --------- ---------
BASIC EARNINGS PER
------------------
 SHARE:
 -----
Income from continuing
 operations.............  $ 324,588                    $ 216,970                      $ 514,088
Preferred stock
 dividends..............    (16,516)                     (87,736)                       (92,701)
                          ---------                    ---------                      ---------
Earnings from continuing
 operations applicable
 to common stock........    308,072  350,173 $     .88   129,234   334,341 $     .39    421,387    323,782 $    1.30
Discontinued operations,
 net....................     38,400                .11  (606,625)              (1.82)   183,733                  .56
Extraordinary loss,
 net....................         --                 --        --                  --    (29,836)               (0.09)
                          ---------          --------- ---------           ---------  ---------            ---------
Earnings(loss)
 applicable to common
 stock..................  $ 346,472          $     .99 $(477,391)          $   (1.43) $ 575,284            $    1.77
                          =========          ========= =========           =========  =========            =========
DILUTED EARNINGS PER
--------------------
 SHARE:
 -----
Earnings from continuing
 operations applicable
 to common stock........  $ 308,072  350,173           $ 129,234   334,341            $ 421,387    323,782
Dilutive effect of
 exercise of options
 outstanding............         --      428                  --       575                   --        363
Dilutive effect of
 convertible preferred
 stock..................         --       --                  --        --               34,164     28,068
                          ---------  -------           ---------  --------            ---------  ---------
Earnings from continuing
 operations applicable
 to common stock........    308,072  350,601 $     .88   129,234   334,916 $     .39    455,551    352,213 $    1.29
Discontinued operations,
 net....................     38,400                .11  (606,625)              (1.82)   183,733                  .52
Extraordinary loss,
 net....................         --                 --        --                  --    (29,836)               (0.08)
                          ---------          --------- ---------           ---------  ---------            ---------
Earnings(loss)
 applicable to common
 stock..................  $ 346,472          $     .99 $(477,391)          $   (1.43) $ 609,448            $    1.73
========================  =========          ========= =========           =========  =========            =========

  The following items were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the years ended December 31:

                                    1998            1997            1996
------------------------------ --------------- --------------- ---------------
Stock Options
  Number of shares............           1,661             508           1,188
  Price range................. $24.375-$29.625 $26.000-$29.625 $24.875-$29.625
  Expiration range............ 8/20/99-12/1/07 8/21/98-12/1/07 3/31/97-8/18/00
Convertible Preferred Stock
 $3.875
  Number of shares............              --          33,186          33,186
  Dividends paid.............. $            -- $        58,538 $        58,538
Convertible Preferred Stock
 $3.00
  Number of shares............          10,471          19,954              --
  Dividends paid.............. $        16,516 $        29,199 $            --
------------------------------ --------------- --------------- ---------------

NOTE 14 RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
-------------------------------------------------------------------------------

  Occidental has various defined contribution retirement plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, age level and/or employee contributions. Occidental contributed and expensed $49 million in 1998 and $53 million in both 1997 and 1996 under the provisions of these plans.

  Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. The benefits generally are funded by Occidental as the benefits are paid during the year. The cost of providing these benefits is based on claims filed and insurance premiums paid for the period. The total benefit costs including the postretirement costs were approximately $75 million in 1998, $79 million in 1997 and $89 million in 1996.

  Pension costs for Occidental's defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.

  The following table sets forth the components of the net periodic benefit costs for Occidental's defined benefit pension and postretirement benefit plans for 1998, 1997 and 1996 (in millions):

                                                Pension        Postretirement
                                                Benefits          Benefits
                                             ----------------  ----------------
   For the years ended December 31,          1998  1997  1996  1998  1997  1996
   ----------------------------------------  ----  ----  ----  ----  ----  ----
   Service cost--benefits earned during the
    period.................................  $  5  $  8  $  9  $  5  $  6  $  6
   Interest cost on benefit obligation.....    22    25    23    25    27    29
   Expected return on plan assets..........   (17)  (20)  (18)   --    --    --
   Amortization of net transition
    obligation.............................     1     1     1    --    --    --
   Amortization of prior service cost......     3     3     1     1     1     2
   Recognized actuarial (gain) loss........    (5)   (4)    7    (2)   --    --
   Curtailment and settlement costs........     4    (1)   --    --    (3)   --
                                             ----  ----  ----  ----  ----  ----
   Net periodic benefit cost...............  $ 13  $ 12  $ 23  $ 29  $ 31  $ 37
   ========================================  ====  ====  ====  ====  ====  ====

  In 1998, 1997 and 1996, Occidental recorded adjustments to accumulated other comprehensive income of credits of less than $1 million, $17 million and $8 million, respectively, to reflect the net-of-tax difference between the additional liability required under pension accounting provisions and the corresponding intangible asset.

  Occidental's defined benefit pension and postretirement benefit plans are accrued based on various assumptions and discount rates, as described below. The actuarial assumptions used could change in the near term as a result of changes in expected future trends and other factors which, depending on the nature of the changes, could cause increases or decreases in the liabilities accrued.

  The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation for Occidental's defined benefit pension and postretirement benefit plans (in millions):

                                                              Postretirement
                                         Pension Benefits        Benefits
                                       ---------------------  ----------------
                                         1998         1997     1998     1997
   ----------------------------------  --------     --------  -------  -------
   CHANGES IN BENEFIT OBLIGATION:
   Benefit obligation -- beginning of
    year.............................  $    311     $    321  $   337  $   377
     Service cost--benefits earned
      during the period..............         5            8        5        6
     Interest cost on projected
      benefit obligation.............        22           25       25       27
     Actuarial (gain) loss...........        14            4       26      (36)
     Foreign currency exchange rate
      changes........................        (4)          (8)      --       --
     Benefits paid...................       (48)         (27)     (35)     (34)
     Businesses acquired.............        --            3       --       --
     Divestitures....................       (59)(a)      (10)     (14)      --
     Curtailments and settlements....        --           (5)      --       (3)
                                       --------     --------  -------  -------
   Benefit obligation -- end of
    year.............................  $    241     $    311  $   344  $   337
   ==================================  ========     ========  =======  =======

  (a) Primarily relates to Equistar.

  The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Occidental's defined benefit pension plans (in millions):

                                  Pension
                                 Benefits
                               -------------
                               1998     1997
   --------------------------  ----     ----
   CHANGES IN PLAN ASSETS:
   Fair value of plan assets
    -- beginning of year.....  $296     $264
     Actual return on plan
      assets.................    35       42
     Foreign currency
      exchange rate changes..    (1)      (4)
     Employer contribution...    21       34
     Benefits paid...........   (48)     (27)
     Divestitures............   (69)(a)  (10)
     Settlements.............    --       (3)
                               ----     ----
   Fair value of plan assets
    -- end of year...........  $234     $296
   ==========================  ====     ====

  (a) Primarily relates to Equistar.

  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $60 million, $54 million and $30 million, respectively, as of December 31, 1998 and $99 million, $93 million and $65 million, respectively, as of December 31, 1997.

  The weighted average discount rate used in determining the benefit obligations was 7.0 percent as of December 31, 1998 and 7.5 percent as of December 31, 1997. The weighted average rate of increase in future compensation levels used in determining the benefit obligations was approximately 5 percent in both 1998 and 1997. The expected weighted average long-term rate of return on assets was 8 percent in both 1998 and 1997.

  The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates projected at a Consumer Price Index (CPI) increase of 2.5 percent and 3 percent as of December 31, 1998 and 1997, respectively (beginning in 1993, participants other than certain union employees pay for all medical cost increases in excess of increases in the

CPI). For certain union employees, the health care cost trend rates were projected at annual rates ranging ratably from 8 percent in 1998 to 5 percent through the year 2004 and level thereafter. A 1 percent increase or a 1 percent decrease in these assumed health care cost trend rates would result in an increase of $11 million or a reduction of $9 million, respectively, in the postretirement benefit obligation as of December 31, 1998. The annual service and interest costs would not be materially affected by these changes.

  The following table sets forth the funded status and amounts recognized in Occidental's consolidated balance sheets for the defined benefit pension and postretirement benefit plans at December 31, 1998 and 1997 (in millions):

                                                  Pension     Postretirement
                                                 Benefits        Benefits
                                                ------------  ----------------
   Balance at December 31,                      1998   1997    1998     1997
   -------------------------------------------- -----  -----  -------  -------
   Funded status............................... $  (7) $ (14) $  (344) $  (337)
   Unrecognized net transition obligation......     4      5       --       --
   Unrecognized prior service cost.............     5      7        1        2
   Unrecognized net (gain) loss................     3      7      (45)     (73)
                                                -----  -----  -------  -------
   Net amount recognized....................... $   5  $   5  $  (388) $  (408)
                                                =====  =====  =======  =======
   Prepaid benefit cost........................ $  34  $  37  $    --  $    --
   Accrued benefit liability...................   (31)   (36)    (388)    (408)
   Intangible asset............................     2      3       --       --
   Accumulated other comprehensive income......    --      1       --       --
                                                -----  -----  -------  -------
   Net amount recognized....................... $   5  $   5  $  (388) $  (408)
   ============================================ =====  =====  =======  =======

  During 1998, certain defined benefit pension plans were transferred to the acquirers of various businesses, including Equistar, and one defined benefit pension plan was terminated resulting in reductions of $87 million in the benefit obligation and $96 million in the fair value of plan assets.

NOTE 15 INVESTMENTS
-------------------------------------------------------------------------------

  Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At December 31, 1998, Occidental's equity investments consisted of a 29.5 percent interest in Equistar acquired in May 1998, an investment of approximately 29 percent in the common shares of CanadianOxy and various chemical partnerships and joint ventures. Equity investments paid dividends of $69 million, $50 million and $48 million to Occidental in 1998, 1997 and 1996, respectively. Cumulative undistributed earnings since acquisition, in the amount of $203 million, of 50-percent-or-less-owned companies have been accounted for by Occidental under the equity method. At December 31, 1998 and 1997, Occidental's investment in equity investees exceeded the historical underlying equity in net assets by approximately $212 million and $226 million, respectively, which is being amortized into income over periods not exceeding 40 years. The aggregate market value of the investment in CanadianOxy, based on the quoted market price for CanadianOxy common shares, was $420 million at December 31, 1998, compared with an aggregate book value of $217 million.

  Occidental and its subsidiaries' purchases from certain chemical partnerships were $350 million, $232 million and $183 million in 1998, 1997 and 1996, respectively. Occidental and its subsidiaries' sales to certain chemical partnerships were $266 million, $328 million and $245 million, in 1998, 1997 and 1996, respectively.

  The following table presents Occidental's proportional interest in the summarized financial information of its equity method investments (in millions):

   For the years ended December 31,                        1998    1997   1996
   ------------------------------------------------------ ------  ------ ------
   Revenues.............................................. $2,118  $  959 $  849
   Costs and expenses....................................  2,140     958    779
                                                          ------  ------ ------
   Net income (loss)..................................... $  (22) $    1 $   70
   ====================================================== ======  ====== ======

   Balance at December 31,                                 1998    1997
   ------------------------------------------------------ ------  ------
   Current assets........................................ $  602  $  297
   Noncurrent assets..................................... $3,075  $1,564
   Current liabilities................................... $  449  $  252
   Noncurrent liabilities................................ $1,679  $1,113
   Stockholders' equity.................................. $1,549  $  496
   ------------------------------------------------------ ------  ------

  Investments also include certain cost method investments, in which Occidental owns less than 20 percent of the voting stock. At December 31, 1998, these investments consisted primarily of the shares in Clark (see
Note 8).

NOTE 16 SUMMARIZED FINANCIAL INFORMATION OF WHOLLY-OWNED SUBSIDIARY
-------------------------------------------------------------------------------

  Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY
USA).

  The following table presents summarized financial information for OXY USA (in millions):

   For the years ended December 31,                      1998      1997   1996
   ---------------------------------------------------- ------    ------ ------
   Revenues............................................ $1,120    $1,004 $  982
   Costs and expenses..................................    927     1,004    882
                                                        ------    ------ ------
   Net income.......................................... $  193    $   -- $  100
   ==================================================== ======    ====== ======

   Balance at December 31,                               1998      1997
   ---------------------------------------------------- ------    ------
   Current assets...................................... $   67    $  150
   Intercompany receivable............................. $  170    $   29
   Noncurrent assets................................... $1,673    $2,024
   Current liabilities................................. $  237    $  259
   Interest bearing note to parent..................... $   73    $   89
   Noncurrent liabilities.............................. $  909    $1,106
   Stockholders' equity................................ $  691(a) $  749
   ---------------------------------------------------- ------    ------

  (a) Reflects a dividend of $268 million and a capital contribution of $17 million in 1998.

NOTE 17 INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
-------------------------------------------------------------------------------

  Effective January 1, 1998, Occidental adopted the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." Occidental has identified two reportable segments through which it conducts its continuing operations: oil and gas and chemical. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The oil and gas segment explores for, develops, produces and markets crude oil and natural gas domestically and internationally. The chemical segment is a highly integrated business that manufactures and markets, domestically and internationally, a variety of chlorovinyls (basic chemicals and polymers and plastics), specialty chemicals and participates in a petrochemical partnership.

  Earnings of industry segments and geographic areas exclude interest income, interest expense, environmental remediation expenses, unallocated corporate expenses, discontinued operations and extraordinary items, but include income from equity investments and gains from dispositions of segment and geographic area assets. Intersegment sales and transfers between geographic areas are made at prices approximating current market values.

  Foreign income and other taxes and certain state taxes are included in segment earnings on the basis of operating results. U.S. federal income taxes are not allocated to segments except for amounts in lieu thereof that represent the tax effect of operating charges resulting from purchase accounting adjustments.

  Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, short-term investments, certain corporate receivables, an intrastate pipeline, other assets and net assets of discontinued operations.

                               INDUSTRY SEGMENTS
                                  In millions

                                  Oil and
                                    Gas       Chemical     Corporate     Total
--------------------------------- -------     --------     ---------    -------
YEAR ENDED DECEMBER 31, 1998
  Net sales...................... $ 3,621 (a) $ 2,975 (b)   $    --     $ 6,596
                                  =======     =======       =======     =======
  Pretax operating
   profit(loss)(c,d)............. $   980     $   262       $  (554)(e) $   688
  Income taxes...................    (176)          4          (191)(f)    (363)
  Discontinued operations, net...      --          --            38          38
                                  -------     -------       -------     -------
  Net income(loss)............... $   804 (g) $   266 (h)   $  (707)(i) $   363
                                  =======     =======       =======     =======
  Investment in unconsolidated
   subsidiaries.................. $   120     $ 1,586       $   253     $ 1,959
                                  =======     =======       =======     =======
  Property, plant and equipment
   additions, net(j)............. $   751     $   321       $     2     $ 1,074
                                  =======     =======       =======     =======
  Depreciation, depletion and
   amortization.................. $   603     $   199       $    33     $   835
                                  =======     =======       =======     =======
  Total assets................... $ 7,570     $ 4,799       $ 2,883 (k) $15,252
================================= =======     =======       =======     =======

YEAR ENDED DECEMBER 31, 1997
  Net sales...................... $ 3,667 (a) $ 4,349 (l)   $    --     $ 8,016
                                  =======     =======       =======     =======
  Pretax operating
   profit(loss)(c,d)............. $   747     $   551       $  (770)(e) $   528
  Income taxes...................    (263)        (26)          (22)(f)    (311)
  Discontinued operations, net...      --          --          (607)       (607)
                                  -------     -------       -------     -------
  Net income(loss)............... $   484 (m) $   525 (n)   $(1,399)(o) $  (390)
                                  =======     =======       =======     =======
  Investment in unconsolidated
   subsidiaries.................. $   222     $   383       $   316     $   921
                                  =======     =======       =======     =======
  Property, plant and equipment
   additions, net(j)............. $ 1,150     $   396       $     3     $ 1,549
                                  =======     =======       =======     =======
  Depreciation, depletion and
   amortization.................. $   528     $   261       $    33     $   822
                                  =======     =======       =======     =======
  Total assets................... $ 4,789     $ 5,486       $ 5,016 (k) $15,291
================================= =======     =======       =======     =======
YEAR ENDED DECEMBER 31, 1996
  Net sales...................... $ 3,680 (a) $ 4,307 (p)   $    --     $ 7,987
                                  =======     =======       =======     =======
  Pretax operating
   profit(loss)(c,d)............. $   795     $   798       $  (737)(e) $   856
  Income taxes...................    (259)        (15)          (68)(f)    (342)
  Discontinued operations, net...      --          --           184         184
  Extraordinary loss.............      --          --           (30)        (30)
                                  -------     -------       -------     -------
  Net income(loss)............... $   536 (q) $   783 (r)   $  (651)(s) $   668
                                  =======     =======       =======     =======
  Investment in unconsolidated
   subsidiaries.................. $   272     $   437       $   276     $   985
                                  =======     =======       =======     =======
  Property, plant and equipment
   additions, net(j)............. $   762     $   262       $    14     $ 1,038
                                  =======     =======       =======     =======
  Depreciation, depletion and
   amortization.................. $   493     $   236       $    32     $   761
                                  =======     =======       =======     =======
  Total assets................... $ 4,496     $ 5,429       $ 5,056 (k) $14,981
================================= =======     =======       =======     =======


                                                   (footnotes on following page)

(a) Oil sales represented approximately 76 percent, 79 percent and 78 percent of net sales for the periods ending December 31, 1998, 1997 and 1996, respectively. Gas sales accounted for the remainder. Additionally, oil and gas trading activities accounted for approximately 44 percent of net sales in 1998 and approximately one-third in both 1997 and 1996.
(b) Product sales were approximately 63 percent in chlorovinyls, 17 percent in petrochemicals and 20 percent in specialty chemicals.
(c) Research and development costs were $18 million in 1998 and $16 million in both 1997 and 1996.
(d) Divisional earnings include charges and credits in lieu of U.S. federal income taxes. In 1998, the amounts allocated to the divisions were credits of $12 million and $26 million in oil and gas and chemical, respectively. In 1997, the amounts allocated to the divisions were credits of $13 million and $26 million in oil and gas and chemical, respectively. In 1996, the amounts allocated to the divisions were credits of $15 million and $26 million in oil and gas and chemical, respectively.
(e) Includes unallocated net interest expense, administration expense, environmental remediation expense, pipeline lease income, pipeline depreciation expense and other items.
(f)  Includes unallocated income taxes.
(g) Includes net pretax gains of approximately $532 million from the sale of major nonstrategic oil and gas properties, as part of an asset redeployment program, a $30 million charge for the write-off of certain exploration projects and a $12 million reorganization charge.
(h)  Includes $30 million for reorganization and other charges.
(i) Includes an after-tax $38 million benefit which reflects the closing of the sale of MidCon and the finalization of the discontinued operations reserve.
(j) Excludes acquisitions of other businesses of $3.5 billion in oil and gas in 1998, $29 million in chemical in 1997 and $58 million in chemical in 1996. Includes capitalized interest of $16 million in 1998, $14 million in 1997 and $5 million in 1996.
(k) Includes the net assets of an intrastate pipeline. At December 31, 1998, this amount also includes a note receivable of approximately $1.4 billion. At December 31, 1997 and 1996, this amount also includes the net assets of discontinued operations of approximately $3.2 billion and $3.3 billion, respectively.
(l) Product sales were approximately 51 percent in chlorovinyls, 41 percent in petrochemicals and 14 percent in specialty chemicals.
(m) Includes pretax charges of $210 million for the write-down of various nonstrategic and impaired assets and related costs and other reserves.
(n) Includes pretax charges of $94 million related to the write-down of various idled assets.
(o) Includes a pretax charge of $75 million for the extinguishment of existing liabilities and open-ended financial commitments under employment agreements with two senior executives, $111 million for environmental accruals, and an after-tax charge of $750 million for the discontinued natural gas transmission business.
(p) Product sales were approximately 50 percent in chlorovinyls, 39 percent in petrochemicals and 13 percent in specialty chemicals, prior to intercompany elimination.
(q) Includes a charge of $105 million for the write-down of an investment in the Republic of Komi.
(r) Includes a pretax gain of $170 million related to favorable litigation settlements and the related state tax effects.
(s) Includes a $100 million reduction in the deferred tax asset valuation allowance and a pretax charge of $75 million for additional environmental matters.

                               GEOGRAPHIC AREAS
                                  In millions

                                                            Property, plant and
                                           Net sales(a)        equipment, net
                                       -------------------- --------------------
  For the years ended December 31,      1998   1997   1996   1998   1997   1996
  ------------------------------------ ------ ------ ------ ------ ------ ------
  United States....................... $5,244 $6,245 $6,196 $8,162 $6,711 $6,706
  Qatar...............................    426    464    386    790    657    390
  Yemen...............................    123    126    128    183    102    121
  Peru................................    112    176    201    110    128    100
  Colombia............................    142    200    276     89    101    114
  Other Foreign.......................    549    805    800    571    891    765
                                       ------ ------ ------ ------ ------ ------
  Total............................... $6,596 $8,016 $7,987 $9,905 $8,590 $8,196
  ==================================== ====== ====== ====== ====== ====== ======

  (a)Sales are shown by individual country based on the location of the entity making the sale.

NOTE 18 COSTS AND RESULTS OF OIL AND GAS PRODUCING ACTIVITIES
-------------------------------------------------------------------------------

  Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization, were as follows (in millions):

                                                 Other
                                      United    Western    Eastern     Total
                                      States   Hemisphere Hemisphere Worldwide
   ---------------------------------- -------  ---------- ---------- ---------
   DECEMBER 31, 1998
     Proved properties............... $ 5,821   $ 1,571    $ 2,015    $ 9,407
     Unproved properties.............   1,749         9         58      1,816
                                      -------   -------    -------    -------
     TOTAL PROPERTY COSTS(a).........   7,570     1,580      2,073     11,223
     Support facilities..............      16       141         69        226
                                      -------   -------    -------    -------
     TOTAL CAPITALIZED COSTS.........   7,586     1,721      2,142     11,449
     Accumulated depreciation,
      depletion and amortization.....  (2,561)   (1,401)      (812)    (4,774)
                                      -------   -------    -------    -------
   NET CAPITALIZED COSTS............. $ 5,025   $   320    $ 1,330    $ 6,675
                                      =======   =======    =======    =======
   Share of equity investees' net
    capitalized costs(b)............. $    50   $   150    $   112    $   312
   ================================== =======   =======    =======    =======

   DECEMBER 31, 1997
     Proved properties............... $ 4,806   $ 1,765    $ 1,801    $ 8,372
     Unproved properties.............      71        12         80        163
                                      -------   -------    -------    -------
     TOTAL PROPERTY COSTS(a).........   4,877     1,777      1,881      8,535
     Support facilities..............      13       143         60        216
                                      -------   -------    -------    -------
     TOTAL CAPITALIZED COSTS.........   4,890     1,920      1,941      8,751
     Accumulated depreciation,
      depletion and amortization.....  (2,916)   (1,390)      (685)    (4,991)
                                      -------   -------    -------    -------
   NET CAPITALIZED COSTS............. $ 1,974   $   530    $ 1,256    $ 3,760
                                      =======   =======    =======    =======
   Share of equity investees' net
    capitalized costs(b)............. $    84   $   432    $   133    $   649
   ================================== =======   =======    =======    =======

   DECEMBER 31, 1996
     Proved properties............... $ 4,695   $ 1,891    $ 1,274    $ 7,860
     Unproved properties.............      64        33         97        194
                                      -------   -------    -------    -------
     TOTAL PROPERTY COSTS(a).........   4,759     1,924      1,371      8,054
     Support facilities..............      11       125         54        190
                                      -------   -------    -------    -------
     TOTAL CAPITALIZED COSTS.........   4,770     2,049      1,425      8,244
     Accumulated depreciation,
      depletion and amortization.....  (2,760)   (1,554)      (522)    (4,836)
                                      -------   -------    -------    -------
   NET CAPITALIZED COSTS............. $ 2,010   $   495    $   903    $ 3,408
                                      =======   =======    =======    =======
   Share of equity investees' net
    capitalized costs(b)............. $    76   $    80    $   152    $   308
   ================================== =======   =======    =======    =======

  (a) Includes costs related to leases, exploration costs, lease and well equipment, pipelines and terminals, gas plants and other equipment.
  (b)  Excludes amounts applicable to synthetic fuels.

  Costs incurred relating to oil and gas producing activities, whether capitalized or expensed, were as follows (in millions):

                                                  Other
                                         United  Western    Eastern     Total
                                         States Hemisphere Hemisphere Worldwide
   ------------------------------------- ------ ---------- ---------- ---------
   DECEMBER 31, 1998
     Acquisition of properties
       Proved........................... $1,834   $   --     $   26    $1,860
       Unproved.........................  1,709       --          2     1,711
     Exploration costs..................     32       24         84       140
     Development costs..................    169       35        341       545
                                         ------   ------     ------    ------
                                         $3,744   $   59     $  453    $4,256
                                         ======   ======     ======    ======
   Share of equity investees' costs..... $   46   $   62     $   66    $  174
   ===================================== ======   ======     ======    ======

   DECEMBER 31, 1997
     Acquisition of properties
       Proved........................... $   50   $   --     $   50    $  100
       Unproved.........................     41       --         --        41
     Exploration costs..................     19       37        122       178
     Development costs..................    270      102        443       815
                                         ------   ------     ------    ------
                                         $  380   $  139     $  615    $1,134
                                         ======   ======     ======    ======
   Share of equity investees' costs..... $   35   $  514     $   51    $  600
   ===================================== ======   ======     ======    ======

   DECEMBER 31, 1996
     Acquisition of properties
       Proved........................... $    8   $   --     $   28    $   36
       Unproved.........................      9       --         --         9
     Exploration costs..................     30       55         80       165
     Development costs..................    212      118        244       574
                                         ------   ------     ------    ------
                                         $  259   $  173     $  352    $  784
                                         ======   ======     ======    ======
   Share of equity investees' costs..... $   35   $   36     $   54    $  125
   ===================================== ======   ======     ======    ======

  The results of operations of Occidental's oil and gas producing activities, which exclude oil and gas trading activities and items such as asset dispositions, corporate overhead and interest, were as follows (in millions):

                                  United    Other Western  Eastern      Total
                                  States    Hemisphere(a) Hemisphere  Worldwide
--------------------------------- ------    ------------- ----------  ---------
FOR THE YEAR ENDED DECEMBER 31,
 1998
  Revenues....................... $  860       $  280       $  818(b)  $1,958
  Production costs...............    242          106          168        516
  Exploration expenses...........     43           26           59        128
  Other operating expenses.......     79           36           98        213
  Other expense--asset write-
   downs.........................     --           --           30         30
  Depreciation, depletion and
   amortization..................    285(c)        68          239        592
                                  ------       ------       ------     ------
  PRETAX INCOME..................    211           44          224        479
  Income tax expense(d)..........     --           25          145(b)     170
                                  ------       ------       ------     ------
  RESULTS OF OPERATIONS.......... $  211       $   19       $   79     $  309
                                  ======       ======       ======     ======
  Share of equity investees'
   results of operations......... $   --       $  (28)      $   18     $  (10)
================================= ======       ======       ======     ======
FOR THE YEAR ENDED DECEMBER 31,
 1997
  Revenues                        $  920       $  478       $  969(b)  $2,367
  Production costs...............    246          154          172        572
  Exploration expenses...........     17           19           83        119
  Other operating expenses.......     50           49          105        204
  Other expense--asset write-
   downs.........................    132           --           --        132
  Depreciation, depletion and
   amortization..................    246(c)        85          178        509
                                  ------       ------       ------     ------
  PRETAX INCOME..................    229          171          431        831
  Income tax expense(d)..........     46           56          206(b)     308
                                  ------       ------       ------     ------
  RESULTS OF OPERATIONS.......... $  183       $  115       $  225     $  523
                                  ======       ======       ======     ======
  Share of equity investees'
   results of operations......... $    8       $   (4)      $   25     $   29
================================= ======       ======       ======     ======
FOR THE YEAR ENDED DECEMBER 31,
 1996
  Revenues....................... $  906       $  571       $  912(b)  $2,389
  Production costs...............    241          157          184        582
  Exploration expenses...........     25           28           67        120
  Other operating expenses.......     49           51          124        224
  Other expense--write-down of
   investment in Komi............     --           --          105        105
  Depreciation, depletion and
   amortization..................    234(c)        83          164        481
                                  ------       ------       ------     ------
  PRETAX INCOME..................    357          252          268        877
  Income tax expense(d)..........     81           89          169(b)     339
                                  ------       ------       ------     ------
  RESULTS OF OPERATIONS.......... $  276       $  163       $   99     $  538
                                  ======       ======       ======     ======
  Share of equity investees'
   results of operations......... $    8       $    3       $   25     $   36
================================= ======       ======       ======     ======

(a) Includes amounts applicable to operating interests in which Occidental receives an agreed-upon fee per barrel of crude oil produced.
(b) Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf.
(c) Includes a credit of $12 million, $13 million and $15 million in 1998, 1997 and 1996, respectively, under the method of allocating amounts in lieu of taxes.
(d) U.S. federal income taxes reflect expense allocations related to oil and gas activities, including allocated interest and corporate overhead. Foreign income taxes were included in geographic areas on the basis of operating results.

                   RESULTS PER UNIT OF PRODUCTION (Unaudited)

                                                 Other
                                        United  Western    Eastern      Total
                                        States Hemisphere Hemisphere  Worldwide
--------------------------------------- ------ ---------- ----------  ---------
FOR THE YEAR ENDED DECEMBER 31, 1998
  Revenues from net production
    Oil ($/bbl.)....................... $11.79   $ 8.48     $13.43(a)  $11.65
                                        ======   ======     ======     ======
    Natural gas ($/Mcf)................ $ 2.05   $   --     $ 2.03     $ 2.04
                                        ======   ======     ======     ======
  Barrel of oil equivalent
   ($/bbl.)(b,c)....................... $12.11   $ 8.48     $13.41(a)  $11.87
  Production costs.....................   3.41     3.21       2.75       3.13
  Exploration expenses.................    .61      .79        .98        .78
  Other operating expenses.............   1.11     1.09       1.61       1.29
  Other expense--asset write-downs.....     --       --        .49        .18
  Depreciation, depletion and
   amortization........................   4.01     2.06       3.91       3.59
                                        ------   ------     ------     ------
  PRETAX INCOME........................   2.97     1.33       3.67       2.90
  Income tax expense...................     --      .75       2.37(a)    1.03
                                        ------   ------     ------     ------
  RESULTS OF OPERATIONS................ $ 2.97   $  .58     $ 1.30     $ 1.87
======================================= ======   ======     ======     ======

FOR THE YEAR ENDED DECEMBER 31, 1997
  Revenues from net production
    Oil ($/bbl.)....................... $18.72   $11.88     $17.21(a)  $15.37
                                        ======   ======     ======     ======
    Natural gas ($/Mcf)................ $ 2.39   $   --     $ 2.40     $ 2.39
                                        ======   ======     ======     ======
  Barrel of oil equivalent
   ($/bbl.)(b,c)....................... $15.59   $11.57     $20.45(a)  $16.02
  Production costs.....................   4.17     3.73       3.63       3.87
  Exploration expenses.................    .29      .47       1.74        .80
  Other operating expenses.............    .84     1.18       2.22       1.38
  Other expense--asset write-downs.....   2.24       --         --        .89
  Depreciation, depletion and
   amortization........................   4.17     2.07       3.75       3.45
                                        ------   ------     ------     ------
  PRETAX INCOME........................   3.88     4.12       9.11       5.63
  Income tax expense...................    .77     1.35       4.36(a)    2.09
                                        ------   ------     ------     ------
  RESULTS OF OPERATIONS................ $ 3.11   $ 2.77     $ 4.75     $ 3.54
======================================= ======   ======     ======     ======
FOR THE YEAR ENDED DECEMBER 31, 1996
  Revenues from net production
    Oil ($/bbl.)....................... $18.98   $12.66     $17.66(a)  $15.70
                                        ======   ======     ======     ======
    Natural gas ($/Mcf)................ $ 2.11   $   --     $ 2.23     $ 2.13
                                        ======   ======     ======     ======
  Barrel of oil equivalent
   ($/bbl.)(b,c)....................... $15.20   $12.23     $20.31(a)  $15.80
  Production costs.....................   4.05     3.37       4.09       3.85
  Exploration expenses.................    .42      .59       1.49        .79
  Other operating expenses.............    .82     1.10       2.76       1.48
  Other expense--write-down of
   investment in Komi..................     --       --       2.35        .70
  Depreciation, depletion and
   amortization........................   3.93     1.78       3.65       3.19
                                        ------   ------     ------     ------
  PRETAX INCOME........................   5.98     5.39       5.97       5.79
  Income tax expense...................   1.36     1.91       3.76(a)    2.24
                                        ------   ------     ------     ------
  RESULTS OF OPERATIONS................ $ 4.62   $ 3.48     $ 2.21     $ 3.55
======================================= ======   ======     ======     ======

(a) Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf; however, oil revenues from net production per barrel excludes these taxes.
(b) Natural gas volumes have been converted to equivalent barrels based on energy content of six Mcf of gas to one barrel of oil.
(c) Revenues from net production exclude royalty payments and other adjustments.

NOTE 19 SUBSEQUENT EVENTS
-------------------------------------------------------------------------------

  In January 1999, Occidental issued $525 million of 8.16 percent Trust Preferred Securities due in 2039, and callable in 2004, for net proceeds of $507 million. The securities will be recorded outside of equity and other liabilities as a separate line on the balance sheet. The proceeds were used to repay commercial paper.

  In February 1999, Occidental issued $450 million of 7.65 percent senior notes due 2006 and $350 million of 8.45 percent senior notes due 2029 for net proceeds of approximately $792 million. The net proceeds will be used for general corporate purposes, which may include, but is not limited to, the repayment of maturing commercial paper and the redemption of other debt.

  On March 2, 1999, the Oklahoma Supreme Court upheld a $742 million lower-court judgment in favor of Occidental against a unit of Chevron Corporation (Chevron) involving a breach of a 1982 merger agreement between Gulf Oil Corp., which was purchased by Chevron, and Cities Service Co., now OXY USA, which was purchased by Occidental. With interest accrued since the date of the lower-court award, the amount of the judgment is approximately $935 million at March 2, 1999. Chevron stated they would seek further review of the case in the courts.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                   1998 QUARTERLY FINANCIAL DATA (Unaudited)
                     In millions, except per-share amounts

Three months ended           MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
---------------------------  ---------    ---------    ------------   -----------
Divisional net sales
  Oil and Gas..............  $     740    $     739     $   1,030      $   1,112
  Chemical.................        960          804           631            580
                             ---------    ---------     ---------      ---------
Net sales..................  $   1,700    $   1,543     $   1,661      $   1,692
                             =========    =========     =========      =========
Gross profit...............  $     434    $     343     $     289      $     261
                             =========    =========     =========      =========
Divisional earnings(loss)
  Oil and Gas..............  $     232    $     380     $     156      $      36
  Chemical.................        158           60            62            (14)
                             ---------    ---------     ---------      ---------
                                   390          440           218             22
Unallocated corporate items
  Interest expense, net....       (112)        (118)         (106)          (115)
  Income taxes.............       (126)        (116)          (49)            63
  Other....................        (13)         (20)          (25)            (8)
                             ---------    ---------     ---------      ---------
Income(loss) from
 continuing operations.....        139          186            38            (38)
Discontinued operations,
 net.......................         38           --            --             --
                             ---------    ---------     ---------      ---------
Net income(loss)(a)........  $     177(b) $     186(c)  $      38(d)   $     (38)
                             =========    =========     =========      =========
Basic earnings per common
 share
  Income(loss) from
   continuing operations...  $     .39    $     .51     $     .10      $    (.12)
  Discontinued operations,
   net.....................        .11           --            --             --
                             ---------    ---------     ---------      ---------
Basic earnings(loss) per
 common share..............  $     .50    $     .51     $     .10      $    (.12)
                             =========    =========     =========      =========
Diluted earnings per common
 share
  Income(loss) from
   continuing operations...  $     .38    $     .49     $     .10      $    (.12)
  Discontinued operations,
   net.....................        .11           --            --             --
                             ---------    ---------     ---------      ---------
Diluted earnings(loss) per
 common share..............  $     .49    $     .49     $     .10      $    (.12)
                             =========    =========     =========      =========
Dividends per common
 share.....................  $     .25    $     .25     $     .25      $     .25
                             =========    =========     =========      =========
Market price per common
 share
  High.....................  $ 30 7/16    $30           $ 27 3/8       $  22 3/8
  Low......................  $ 24 5/8     $24 13/16     $ 17 9/16      $  16 5/8
===========================  =========    =========     =========      =========

(a) Includes net pretax gains of approximately $105 million, $290 million and $137 million for the first, second and third quarters of 1998, respectively, from the sale of major nonstrategic oil and gas properties, as part of an asset redeployment program.
(b) Includes an after-tax $38 million benefit which reflects the closing of the sale of MidCon and the finalization of the discontinued operations reserve.
(c) Includes $30 million for reorganization and other charges in the chemical division.
(d) Includes a $30 million charge for the write-off of certain exploration projects and a $12 million reorganization charge for the oil and gas division.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                   1997 QUARTERLY FINANCIAL DATA (Unaudited)
                     In millions, except per-share amounts

Three months ended                 March 31  June 30  September 30   December 31
---------------------------------  --------  -------  ------------   -----------
Divisional net sales
  Oil and Gas....................  $   842   $ 1,055    $   883        $   887
  Chemical.......................    1,075     1,103      1,124          1,047
                                   -------   -------    -------        -------
Net sales........................  $ 1,917   $ 2,158    $ 2,007        $ 1,934
                                   =======   =======    =======        =======
Gross profit.....................  $   589   $   554    $   560        $   469
                                   =======   =======    =======        =======
Divisional earnings(loss)
  Oil and Gas....................  $   247   $   144    $   144        $   (51)
  Chemical.......................       98       196        215             16
                                   -------   -------    -------        -------
                                       345       340        359            (35)
Unallocated corporate items
  Interest expense, net..........     (101)     (101)      (100)          (105)
  Income taxes...................      (85)      (62)       (17)           104
  Other..........................      (32)      (39)      (112)          (142)
                                   -------   -------    -------        -------
Income(loss) from continuing
 operations......................      127       138        130           (178)
Discontinued operations, net.....       52        20         27           (706)
                                   -------   -------    -------        -------
Net income(loss)                   $   179   $   158    $   157 (a)    $  (884)(b)
                                   =======   =======    =======        =======
Basic earnings per common share
  Income(loss) from continuing
   operations....................  $   .32   $   .35    $   .32        $  (.58)
  Discontinued operations, net...      .16       .06        .08          (2.07)
                                   -------   -------    -------        -------
Basic earnings(loss) per common
 share...........................  $   .48   $   .41    $   .40        $ (2.65)
                                   =======   =======    =======        =======
Diluted earnings per common share
  Income(loss) from continuing
   operations....................  $   .31   $   .34    $   .31        $  (.58)
  Discontinued operations, net...      .15       .05        .07          (2.07)
                                   -------   -------    -------        -------
Diluted earnings(loss) per common
 share...........................  $   .46   $   .39    $   .38        $ (2.65)
                                   =======   =======    =======        =======
Dividends per common share.......  $   .25   $   .25    $   .25        $   .25
                                   =======   =======    =======        =======
Market price per common share
  High...........................  $26 3/4   $25 7/8    $26 1/4        $30 3/4
  Low............................  $23 1/8   $21 3/4    $23 3/8        $25 7/8
=================================  =======   =======    =======        =======

(a) Includes a pretax charge of $75 million for the extinguishment of existing liabilities and open-ended financial commitments under employment agreements with two senior executives.
(b) Includes pretax charges of $210 million for the write-down of various nonstrategic and impaired assets including assets expected to be sold and related costs in the oil and gas division, $94 million related to the write-down of various idled assets in the chemical division, $111 million for additional environmental matters in unallocated corporate other items and an after-tax charge of $750 million for the discontinued natural gas transmission business.

               SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

  The following tables set forth Occidental's net interests in quantities of proved developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities. Crude oil reserves (in millions of barrels) include condensate. The reserves are stated after applicable royalties. Estimates of reserves have been made by Occidental engineers. These estimates include reserves in which Occidental holds an economic interest under service contracts and other arrangements.

                                   RESERVES
       Oil in millions of barrels, natural gas in billions of cubic feet

                                           Other
                            United        Western       Eastern        Total
                            States       Hemisphere   Hemisphere     Worldwide
                          ------------  ------------- ------------  ------------
                           Oil    Gas   Oil(a)   Gas   Oil    Gas    Oil    Gas
------------------------  -----  -----  ------  ----- -----  -----  -----  -----
PROVED DEVELOPED AND
 UNDEVELOPED RESERVES
BALANCE AT DECEMBER 31,
 1995...................    196  1,821    417      --   317    639    930  2,460
  Revisions of previous
   estimates............     11     26    (19)     --    77    200     69    226
  Improved recovery.....      1     --     --      --    18     --     19     --
  Extensions and
   discoveries..........     16    105      3      --    11     40     30    145
  Purchases of proved
   reserves.............      1     18     --      --    --      3      1     21
  Sales of proved
   reserves.............     (1)    (6)    --      --   (46)    --    (47)    (6)
  Production............    (21) (220)    (47)     --   (37)   (42)  (105)  (262)
------------------------  -----  -----  -----   ----- -----  -----  -----  -----
BALANCE AT DECEMBER 31,
 1996...................    203  1,744    354      --   340    840    897  2,584
  Revisions of previous
   estimates............     (1)    23      3      --    14     (2)    16     21
  Improved recovery.....     11     --     --      --     2     --     13     --
  Extensions and
   discoveries..........      6     58     --      --    34     22     40     80
  Purchases of proved
   reserves.............      1     38     --      --    36     10     37     48
  Sales of proved
   reserves.............     (2)   (10)    --      --    --     (7)    (2)   (17)
  Production............    (21)  (218)   (41)     --   (39)   (40)  (101)  (258)
------------------------  -----  -----  -----   ----- -----  -----  -----  -----
BALANCE AT DECEMBER 31,
 1997...................    197  1,635    316      --   387    823    900  2,458
  Revisions of previous
   estimates............     (6)    40    (21)     --    (5)    20    (32)    60
  Improved recovery.....     10      6     --      --    49     --     59      6
  Extensions and
   discoveries..........      1     48     --      --    27     81     28    129
  Purchases of proved
   reserves.............    318    710     45      --    35     --    398    710
  Sales of proved
   reserves.............    (46)  (317)  (113)     --   (11)  (641)  (170)  (958)
  Production............    (29)  (224)   (33)     --   (55)   (32)  (117)  (256)
------------------------  -----  -----  -----   ----- -----  -----  -----  -----
BALANCE AT DECEMBER 31,
 1998...................    445  1,898    194      --   427    251  1,066  2,149
========================  =====  =====  =====   ===== =====  =====  =====  =====
PROPORTIONAL INTEREST IN
 EQUITY INVESTEES'
 RESERVES                                          --
  December 31, 1995.....      5     36     12      81    21     39     38    156
                          =====  =====  =====   ===== =====  =====  =====  =====
  December 31, 1996.....      5     47     14      77    20     30     39    154
                          =====  =====  =====   ===== =====  =====  =====  =====
  December 31, 1997.....      5     45     45     168    27     25     77    238
                          =====  =====  =====   ===== =====  =====  =====  =====
  DECEMBER 31, 1998.....      5     49     44     138    34     --     83    187
========================  =====  =====  =====   ===== =====  =====  =====  =====

                              RESERVES continued
       Oil in millions of barrels, natural gas in billions of cubic feet


                                             Other
                                United      Western      Eastern      Total
                                States     Hemisphere  Hemisphere   Worldwide
                              ----------- ------------ ----------- -----------
                               Oil   Gas  Oil(a)  Gas   Oil   Gas   Oil   Gas
----------------------------- ----- ----- ------ ----- ----- ----- ----- -----
PROVED DEVELOPED RESERVES
  December 31, 1995..........   149 1,747   283     --   195   235   627 1,982
                              ===== ===== =====  ===== ===== ===== ===== =====
  December 31, 1996..........   153 1,677   260     --   213   205   626 1,882
                              ===== ===== =====  ===== ===== ===== ===== =====
  December 31, 1997..........   151 1,571   235     --   251   207   637 1,778
                              ===== ===== =====  ===== ===== ===== ===== =====
  DECEMBER 31, 1998..........   367 1,836   171     --   306   190   844 2,026
============================= ===== ===== =====  ===== ===== ===== ===== =====
PROPORTIONAL INTEREST IN
 EQUITY INVESTEES' RESERVES
  December 31, 1995..........     5    30    10     75    16    31    31   136
                              ===== ===== =====  ===== ===== ===== ===== =====
  December 31, 1996..........     4    41    13     69    15    25    32   135
                              ===== ===== =====  ===== ===== ===== ===== =====
  December 31, 1997..........     4    31    38    140    21    20    63   191
                              ===== ===== =====  ===== ===== ===== ===== =====
  DECEMBER 31, 1998..........     5    48    35    127    24    --    64   175
============================= ===== ===== =====  ===== ===== ===== ===== =====

 (a) Portions of these reserves are being produced pursuant to exclusive service contracts.

STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices to Occidental's share of estimated annual future production from proved oil and gas reserves, net of royalties. The year end West Texas Intermediate oil price was $12.05, $17.64 and $25.92 per barrel at December 31, 1998, 1997 and 1996, respectively. Although the year end prices used to calculate future cash flows could vary by producing area, a similar pattern of decline was experienced on a worldwide basis. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pretax cash flows. The discount was computed by application of a 10 percent discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at each of December 31, 1998, 1997 and 1996. However, such arbitrary assumptions have not necessarily proven to be the case in the past. Other assumptions of equal validity would give rise to substantially different results.

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                  In millions

                                    United   Other Western  Eastern     Total
                                    States   Hemisphere(a) Hemisphere Worldwide
----------------------------------- -------  ------------- ---------- ---------
AT DECEMBER 31, 1998
  Future cash flows................ $ 7,898     $ 1,437     $ 4,346    $13,681
  Future costs
    Production costs and other
     operating expenses............  (3,199)       (908)     (1,788)    (5,895)
    Development costs(b)...........    (652)        (75)       (718)    (1,445)
                                    -------     -------     -------    -------
  FUTURE NET CASH FLOWS BEFORE
   INCOME TAXES....................   4,047         454       1,840      6,341
  Future income tax expense........     (24)       (159)        (54)      (237)
                                    -------     -------     -------    -------
  FUTURE NET CASH FLOWS............   4,023         295       1,786      6,104
  Ten percent discount factor......  (1,900)        (75)       (760)    (2,735)
                                    -------     -------     -------    -------
  STANDARDIZED MEASURE.............   2,123         220       1,026      3,369
  Share of equity investees'
   standardized measure............      50         150         112        312
                                    -------     -------     -------    -------
                                    $ 2,173     $   370     $ 1,138    $ 3,681
=================================== =======     =======     =======    =======

AT DECEMBER 31, 1997
  Future cash flows................ $ 7,462     $ 3,335     $ 7,197    $17,994
  Future costs
    Production costs and other
     operating expenses............  (2,863)     (1,661)     (3,172)    (7,696)
    Development costs(b)...........    (456)       (230)     (1,485)    (2,171)
                                    -------     -------     -------    -------
  FUTURE NET CASH FLOWS BEFORE
   INCOME TAXES....................   4,143       1,444       2,540      8,127
  Future income tax expense........  (1,246)       (458)       (249)    (1,953)
                                    -------     -------     -------    -------
  FUTURE NET CASH FLOWS............   2,897         986       2,291      6,174
  Ten percent discount factor......  (1,215)       (352)       (917)    (2,484)
                                    -------     -------     -------    -------
  STANDARDIZED MEASURE.............   1,682         634       1,374      3,690
  Share of equity investees'
   standardized measure............      89         202         179        470
                                    -------     -------     -------    -------
                                    $ 1,771     $   836     $ 1,553    $ 4,160
=================================== =======     =======     =======    =======

AT DECEMBER 31, 1996
  Future cash flows................ $ 8,887     $ 4,642     $ 8,399    $21,928
  Future costs
    Production costs and other
     operating expenses............  (3,296)     (1,853)     (3,139)    (8,288)
    Development costs(b)...........    (514)       (289)     (1,184)    (1,987)
                                    -------     -------     -------    -------
  FUTURE NET CASH FLOWS BEFORE
   INCOME TAXES....................   5,077       2,500       4,076     11,653
  Future income tax expense........  (1,646)       (875)       (457)    (2,978)
                                    -------     -------     -------    -------
  FUTURE NET CASH FLOWS............   3,431       1,625       3,619      8,675
  Ten percent discount factor......  (1,462)       (555)     (1,418)    (3,435)
                                    -------     -------     -------    -------
  STANDARDIZED MEASURE.............   1,969       1,070       2,201      5,240
  Share of equity investees'
   standardized measure............     117         104         234        455
                                    -------     -------     -------    -------
                                    $ 2,086     $ 1,174     $ 2,435    $ 5,695
=================================== =======     =======     =======    =======

(a) Includes amounts applicable to operating interests in which Occidental receives an agreed-upon fee per barrel of crude oil produced.
(b)  Includes dismantlement and abandonment costs.

           CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                 NET CASH FLOWS FROM PROVED RESERVE QUANTITIES
                                  In millions

For the years ended December 31,                      1998     1997     1996
---------------------------------------------------- -------  -------  -------
BEGINNING OF YEAR................................... $ 3,690  $ 5,240  $ 3,590
                                                     -------  -------  -------
  Sales and transfers of oil and gas produced, net
   of production costs and other operating
   expenses.........................................    (925)  (1,561)  (1,640)
  Net change in prices received per barrel, net of
   production costs and other operating expenses....  (2,661)  (2,071)   2,604
  Extensions, discoveries and improved recovery, net
   of future production and development costs.......     236      379      576
  Change in estimated future development costs......     330     (455)    (620)
  Revisions of quantity estimates...................     390      132      863
  Development costs incurred during the period......     535      798      573
  Accretion of discount.............................     307      498      305
  Net change in income taxes........................     881      795     (655)
  Purchases and sales of reserves in place, net.....     625       92     (403)
  Changes in production rates and other.............     (39)    (157)      47
                                                     -------  -------  -------
NET CHANGE..........................................    (321)  (1,550)   1,650
                                                     -------  -------  -------
END OF YEAR......................................... $ 3,369  $ 3,690  $ 5,240
==================================================== =======  =======  =======

  The information set forth below does not include information with respect to operations of equity investees.

  The following table sets forth, for each of the three years in the period ended December 31, 1998, Occidental's approximate average sales prices and average production costs of oil and gas. Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, treating, primary processing, field storage, property taxes and insurance on proved properties, but do not include depreciation, depletion and amortization, royalties, income taxes, interest, general and administrative and other expenses.

       AVERAGE SALES PRICES AND AVERAGE PRODUCTION COSTS OF OIL AND GAS

                                                       Other
                                           United     Western        Eastern
For the years ended December 31,           States Hemisphere(a,b) Hemisphere(a)
------------------------------------------ ------ --------------- -------------
1998
  Oil--Average sales price ($/bbl.)....... $12.06     $ 8.78         $11.12
  NGL--Average sales price ($/Mcf)........ $13.14     $   --         $   --
  Gas--Average sales price ($/Mcf)........ $ 2.05     $   --         $ 2.03
  Average oil and gas production cost
  ($/bbl.)(c)............................. $ 3.41     $ 3.21         $ 2.75
                                           ------     ------         ------
1997
  Oil--Average sales price ($/bbl.)....... $18.72     $11.88         $17.21
  Gas--Average sales price ($/Mcf)........ $ 2.39     $   --         $ 2.40
  Average oil and gas production cost
   ($/bbl.)(c)............................ $ 4.17     $ 3.73         $ 3.63
                                           ------     ------         ------
1996
  Oil--Average sales price ($/bbl.)....... $18.98     $12.66         $17.66
  Gas--Average sales price ($/Mcf)........ $ 2.11     $   --         $ 2.23
  Average oil and gas production cost
   ($/bbl.)(c)............................ $ 4.05     $ 3.73         $ 4.09
------------------------------------------ ------     ------         ------

(a) Sales prices include royalties with respect to certain of Occidental's interests.
(b) Sales prices include fees received under service contracts.
(c) Natural gas volumes have been converted to equivalent barrels based on energy content of six Mcf of gas to one barrel of oil.

  The following table sets forth, for each of the three years in the period ended December 31, 1998, Occidental's net productive and dry exploratory and development wells drilled.

       NET PRODUCTIVE AND DRY--EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                                       Other
                                              United  Western    Eastern     Total
For the years ended Dercember 31,             States Hemisphere Hemisphere Worldwide
--------------------------------------------- ------ ---------- ---------- ---------
1998
  Oil-- Exploratory..........................    --      0.2        1.1        1.3
        Development.......................... 109.7      9.8      114.3      233.8
  Gas-- Exploratory..........................    --       --        1.8        1.8
        Development..........................  32.4       --        2.3       34.7
  Dry-- Exploratory..........................    .5      1.8        5.9        8.2
        Development..........................  14.5       --        1.8       16.3
                                              -----    -----      -----      -----
1997
  Oil-- Exploratory..........................    --      2.3        1.0        3.3
        Development..........................  98.8     15.6       43.6      158.0
  Gas-- Exploratory..........................   1.2       --        1.4        2.6
        Development..........................  76.0       --        2.1       78.1
  Dry-- Exploratory..........................   5.6       --       10.2       15.8
        Development..........................  18.1      1.0        1.1       20.2
                                              -----    -----      -----      -----
1996
  Oil-- Exploratory..........................    --      2.8        3.6        6.4
        Development..........................  61.6     23.2       18.4      103.2
  Gas-- Exploratory..........................   2.6       --        2.0        4.6
        Development.......................... 103.2       --        1.7      104.9
  Dry-- Exploratory..........................   5.5      2.5        6.2       14.2
        Development..........................  15.6      0.5        2.1       18.2
--------------------------------------------- -----    -----      -----      -----

  The following table sets forth, as of December 31, 1998, Occidental's productive oil and gas wells (both producing wells and wells capable of production). The numbers in parentheses indicate the number of wells with multiple completions.

                         PRODUCTIVE OIL AND GAS WELLS

                                               Other
                                 United       Western      Eastern       Total
Wells at December 31, 1998       States     Hemisphere   Hemisphere    Worldwide
------------------------------ -----------  -----------  -----------  -----------
Oil-- Gross(a)................ 7,361  (126)   373   (--)   764   (76) 8,498  (202)
      Net(b).................. 4,296   (52)   274   (--)   426   (48) 4,996  (100)
Gas-- Gross(a)................ 2,747   (74)    --   (--)    40    (1) 2,787   (75)
      Net(b).................. 2,003   (31)    --   (--)    16    (1) 2,019   (32)
------------------------------ ----- -----  ----- -----  ----- -----  ----- -----

(a) The total number of wells in which interests are owned or which are operated under service contracts.
(b)  The sum of fractional interests.

  The following table sets forth, as of December 31, 1998, Occidental's participation in exploratory and development wells being drilled.

       PARTICIPATION IN EXPLORATORY AND DEVELOPMENT WELLS BEING DRILLED

                                                 Other
                                        United  Western    Eastern     Total
Wells at December 31, 1998              States Hemisphere Hemisphere Worldwide
--------------------------------------- ------ ---------- ---------- ---------
Exploratory and development wells--
  Gross................................    12       --         34         46
  Net..................................     8       --         16         24
--------------------------------------- -----    -----      -----      -----

  At December 31, 1998, Occidental was participating in 52 pressure maintenance and waterflood projects in the United States, 3 in Latin America, 11 in the Middle East and 2 in Russia.

  The following table sets forth, as of December 31, 1998, Occidental's holdings of developed and undeveloped oil and gas acreage.

                              OIL AND GAS ACREAGE

                                                   Other
                                          United  Western    Eastern     Total
Thousands of acres                        States Hemisphere Hemisphere Worldwide
----------------------------------------- ------ ---------- ---------- ---------
Developed(a)--   Gross(b)................  1,522      110     10,945    12,577
                 Net(c)..................  1,030      103      5,326     6,459
                                          ------   ------     ------    ------
Undeveloped(d)-- Gross(b)................  1,232   10,151     16,362    27,745
                 Net(c)..................    766    7,117      8,003    15,886
----------------------------------------- ------   ------     ------    ------

(a)  Acres spaced or assigned to productive wells.
(b)  Total acres in which interests are held.
(c) Sum of the fractional interests owned based on working interests, or shares of production if under production-sharing agreements.
(d) Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether the acreage contains proved reserves.

  The following table sets forth, for each of the three years in the period ended December 31, 1998, Occidental's domestic oil and natural gas production.

                    OIL AND NATURAL GAS PRODUCTION--DOMESTIC

                                                                   Natural Gas
                                                   Oil Production   Production
                                                    Thousands of   Millions of
                                                    barrels per   cubic feet per
                                                        day            day
                                                   -------------- --------------
                                                   1998 1997 1996 1998 1997 1996
-------------------------------------------------- ---- ---- ---- ---- ---- ----
California........................................  41    1    2  149   --   --
Gulf of Mexico....................................  11   12   10  122  138  154
Kansas............................................   3    6    6  164  190  186
Louisiana.........................................   2    5    6   17   39   43
Mississippi.......................................  --   --    1    1    5    3
New Mexico........................................   2    2    3   35   28   24
Oklahoma..........................................   1    4    4   36   50   52
Texas.............................................  17   22   21   83  123  126
Wyoming...........................................  --   --   --    4    9    9
Other States......................................   4    5    4    3   14    4
                                                   ---  ---  ---  ---  ---  ---
TOTAL.............................................  81   57   57  614  596  601
================================================== ===  ===  ===  ===  ===  ===

  The following table sets forth, for each of the three years in the period ended December 31, 1998, Occidental's international oil and natural gas production.

                 OIL AND NATURAL GAS PRODUCTION--INTERNATIONAL

                                                                   Natural Gas
                                                   Oil Production   Production
                                                    Thousands of   Millions of
                                                    barrels per   cubic feet per
                                                        day            day
                                                   -------------- --------------
                                                   1998 1997 1996 1998 1997 1996
-------------------------------------------------- ---- ---- ---- ---- ---- ----
Colombia..........................................  27   24   29   --   --   --
Congo.............................................  --   --    4   --   --   --
Ecuador...........................................  12   15   18   --   --   --
Netherlands.......................................  --   --   --   50   72   72
Oman..............................................  17   14   13   --   --   --
Pakistan..........................................   5    7    6   39   38   43
Peru..............................................  48   50   54   --   --   --
Qatar.............................................  75   45   38   --   --   --
Russia............................................  29   26   25   --   --   --
Venezuela.........................................   2   25   27   --   --   --
Yemen.............................................  25   14   15   --   --   --
                                                   ---  ---  ---  ---  ---  ---
TOTAL............................................. 240  220  229   89  110  115
================================================== ===  ===  ===  ===  ===  ===

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                  In millions

                                          Additions
                                    ---------------------
                         Balance at Charged to Charged to              Balance at
                         Beginning  Costs and    Other                   End of
                         of Period   Expenses   Accounts  Deductions     Period
------------------------ ---------- ---------- ---------- ----------   ----------
1998
  Allowance for doubtful
   accounts.............   $   24     $    4     $   --     $   (5)      $   23
                           ======     ======     ======     ======       ======
  Environmental            $  567     $   --     $    9     $  (77)(A)   $  499
  Foreign and other
   taxes, litigation and
   other reserves.......      902        187          7       (239)         857
                           ------     ------     ------     ------       ------
                           $1,469     $  187     $   16     $ (316)      $1,356(B)
========================   ======     ======     ======     ======       ======
1997
  Allowance for doubtful
   accounts.............   $   24     $    3     $   --     $   (3)      $   24
                           ======     ======     ======     ======       ======
  Environmental            $  562     $  136     $    6     $ (137)(a)   $  567
  Foreign and other
   taxes, litigation and
   other reserves             935         94         16       (143)(a)      902
                           ------     ------     ------     ------       ------
                           $1,497     $  230     $   22     $ (280)      $1,469(a)
========================   ======     ======     ======     ======       ======
1996
  Allowance for doubtful
   accounts.............   $   19     $   12     $   --     $   (7)      $   24
                           ======     ======     ======     ======       ======
  Environmental            $  578     $  100     $   11     $ (127)(a)   $  562
  Foreign and other
   taxes, litigation and
   other reserves             931         65         24        (85)(a)      935
                           ------     ------     ------     ------       ------
                           $1,509     $  165     $   35     $ (212)      $1,497(b)
========================   ======     ======     ======     ======       ======

(a)  Primarily represents payments.
(b) Of these amounts, $172 million, $170 million and $204 million in 1998, 1997 and 1996, respectively, is classified as current.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  There is hereby incorporated by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" in Occidental's definitive proxy statement filed in connection with its April 30, 1999, Annual Meeting of Stockholders (the "1999 Proxy Statement"). See also the list of Occidental's executive officers and related information under "Executive Officers of the Registrant" in Part I hereof.

ITEM 11 EXECUTIVE COMPENSATION

  There is hereby incorporated by reference the information appearing under the captions "Executive Compensation" (excluding, however, the information appearing under the subcaptions "Report of the Compensation Committee" and "Performance Graphs") and "Election of Directors -- Information Regarding the Board of Directors and Its Committees" in the 1999 Proxy Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is hereby incorporated by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is hereby incorporated by reference the information appearing under the caption "Election of Directors -- Certain Relations and Related Transactions" in the 1999 Proxy Statement.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) AND (2). FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

  Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

(A) (3). EXHIBITS

  3.(i) (a)* Restated Certificate of Incorporation of Occidental, together with all certificates amendatory thereof filed with the Secretary of State of Delaware, as amended to date (filed as Exhibit 3.(i) to the Annual Report on Form 10-K of Occidental for the fiscal year ended
          December 31, 1994, File No. 1-9210, except for Exhibit 3.(i)(b) described below).

          (b)* Certificate of Amendment of Restated Certificate of
          Incorporation of Occidental dated April 25, 1997 (filed as Exhibit
          3.(1)(b) to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).

  3.(ii)* Bylaws of Occidental, as amended through September 17, 1998 (filed as
          Exhibit 3.(ii) to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1998, File No. 1-9210).

  4.1*    Occidental Petroleum Corporation Credit Agreement, dated as of March
          20, 1997 (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1997, File No.
          1-9210).

  4.2*    First Amendment dated as of August 31, 1998, amending that certain
          Credit Agreement dated as of March 20, 1997, among Occidental and the Banks named therein (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1998, File No. 1-9210).

  4.3 Instruments defining the rights of holders of other long-term debt of Occidental and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Occidental and its subsidiaries on a consolidated basis. Occidental agrees to furnish a copy of any such instrument to the Commission upon request. All of the Exhibits numbered 10.1 to 10.51 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to
          Item 14(c) of Form 10-K.

 10.1*    Employment Agreement, dated May 14, 1997, between Occidental and J.
          Roger Hirl (filed as Exhibit 10.1 to the Quarterly Report on Form 10-
          Q of Occidental for the quarterly period ended June 30, 1997, File
          No. 1-9210).

 10.2*    Employment Agreement, dated as of September 11, 1997, between
          Occidental and Dr. Ray R. Irani (filed as Exhibit 10.1 to the Current
          Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).

 10.3*    Receipt and Acknowledgment, dated September 11, 1997, of Dr. Ray R.
          Irani and Ghada Irani (filed as Exhibit 10.2 to the Current Report on
          Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).

 10.4*    Employment Agreement, dated as of September 11, 1997, between
          Occidental and Dr. Dale R. Laurance (filed as Exhibit 10.3 to the
          Current Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).

 10.5*    Receipt and Acknowledgment, dated September 11, 1997, of Dr. Dale R.
          Laurance and Lynda E. Laurance (filed as Exhibit 10.4 to the Current
          Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).

 10.6* Employment Agreement, dated as of April 4, 1994, between Occidental and Stephen I. Chazen (filed as Exhibit 10.9 to the Annual Report on
          Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).

 10.7 Employment Agreement, dated as of May 13, 1997, between Occidental and David A. Hentschel, together with the letter agreement, dated
          February 25, 1999, between Occidental and Mr. Hentschel.

--------
*Incorporated herein by reference

 10.8*  Termination of Consulting Agreement and Release, dated November 11,
        1993, between OXY USA Inc. and George O. Nolley (filed as Exhibit 10.9 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1993, File No. 1-9210).
 10.9* Form of Indemnification Agreement between Occidental and each of its directors and certain executive officers (filed as Exhibit B to Occidental's Proxy Statement for its May 21, 1987, Annual Meeting of
        Stockholders, File No. 1-9210).
 10.10* Occidental Petroleum Corporation Split Dollar Life Insurance Program and Related Documents (filed as Exhibit 10.2 to the Quarterly Report on
        Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).
 10.11* Occidental Petroleum Insured Medical Plan, as amended and restated effective April 29, 1994, amending and restating the Occidental
        Petroleum Corporation Executive Medical Plan (as amended and restated effective April 1, 1993) (filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ending March 31, 1994, File No. 1-9210).
 10.12* Occidental Petroleum Corporation 1978 Stock Option Plan (as amended and restated effective May 21, 1987) (filed as Exhibit 28(a) to
        Occidental's Registration Statement on Form S-8, File No. 33-14662).
 10.13* Form of Nonqualified Stock Option Grant under Occidental Petroleum
        Corporation 1978 Stock Option Plan (filed as Exhibit 10.19 to the
        Registration Statement on Form 8-B, dated June 26, 1986, of Occidental,
        File No. 1- 9210).
 10.14* Form of Incentive Stock Option Grant under Occidental Petroleum
        Corporation 1978 Stock Option Plan (filed as Exhibit 10.20 to the
        Registration Statement on Form 8-B, dated June 26, 1986, of Occidental,
        File No. 1- 9210).
 10.15* Occidental Petroleum Corporation 1987 Stock Option Plan, as amended through April 29, 1992 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
 10.16* Form of Nonqualified Stock Option Agreement under Occidental Petroleum
        Corporation 1987 Stock Option Plan (filed as Exhibit 10.2 to the
        Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
 10.17* Form of Nonqualified Stock Option Agreement, with Stock Appreciation
        Right, under Occidental Petroleum Corporation 1987 Stock Option Plan
        (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of
        Occidental for the quarterly period ended March 31, 1992, File No. 1-
        9210).
 10.18* Form of Incentive Stock Option Agreement under Occidental Petroleum
        Corporation 1987 Stock Option Plan (filed as Exhibit 10.4 to the
        Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
 10.19* Form of Incentive Stock Option Agreement, with Stock Appreciation
        Right, under Occidental Petroleum Corporation 1987 Stock Option Plan
        (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of
        Occidental for the quarterly period ended March 31, 1992, File No. 1-
        9210).
 10.20* Occidental Petroleum Corporation 1977 Executive Long-term Incentive
        Stock Purchase Plan, as amended through December 10, 1992 (filed as
        Exhibit 10.20 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File No. 1-9210).
 10.21* Form of award letter utilized under Occidental Petroleum Corporation
        1977 Executive Long-term Incentive Stock Purchase Plan (filed as
        Exhibit 10.21 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File No. 1-9210).
 10.22* Occidental Petroleum Corporation Incentive Compensation Plan, effective as of October 28, 1991 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1991, File No. 1-9210).

--------
*Incorporated herein by reference

 10.23* Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1994)(filed as Exhibit
        10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).
 10.24* Occidental Petroleum Corporation Senior Executive Deferred Compensation
        Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996)(filed as Exhibit 10.24 to the Annual
        Report on Form 10-K of Occidental for the fiscal year ended December
        31, 1995, File No. 1-9210).
 10.25* Occidental Petroleum Corporation Senior Executive Supplemental Life
        Insurance Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996)(filed as Exhibit 10.25 to the Annual Report on Form 10-K of Occidental for the fiscal year ended
        December 31, 1995, File No. 1-9210).
 10.26* Occidental Petroleum Corporation Senior Executive Supplemental
        Retirement Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.26 to the Annual Report on Form 10-K of Occidental for the fiscal year ended
        December 31, 1995, File No. 1-9210).
 10.27* Amendment to Occidental Petroleum Corporation Senior Executive
        Supplemental Retirement Plan (filed as Exhibit 10.1 to the Quarterly
        Report on Form 10-Q of Occidental for the quarterly period ended June
        30, 1998, File No. 1-9210).
 10.28* Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan
        (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.27 to the Annual Report on
        Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
 10.29* Occidental Petroleum Corporation 1995 Incentive Stock Plan, as amended
        (filed as Exhibit A to the Proxy Statement of Occidental for its May 1,
        1998, Annual Meeting of Stockholders, File No. 1-9210).
 10.30* Form of Incentive Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.2 to the
        Registration Statement on Form S-8 of Occidental, File No. 33-64719).
 10.31* Form of Nonqualified Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.3 to the
        Registration Statement on Form S-8 of Occidental, File No. 33-64719).
 10.32* Form of Stock Appreciation Rights Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.4 to the
        Registration Statement on Form S-8 of Occidental, File No. 33-64719).
 10.33* Form of Restricted Stock Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.5 to the
        Registration Statement on Form S-8 of Occidental, File No. 33-64719).
 10.34* Form of Performance Stock Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.6 to the
        Registration Statement on Form S-8 of Occidental, File No. 33-64719).
 10.35* Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-
        Employee Directors, effective April 26, 1996 (filed as Exhibit 99.1 to the Registration Statement on Form S-8 of Occidental, File No. 333-
        02901).
 10.36* Form of Restricted Stock Option Assignment under Occidental Petroleum
        Corporation 1996 Restricted Stock Plan for Non-Employee Directors
        (filed as Exhibit 99.2 to the Registration Statement on Form S-8 of
        Occidental, File No. 333-02901).

--------
*Incorporated herein by reference

 10.37* Form of Incentive Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.2 to the
        Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit 10.1 to the Registration
        Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.39 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-
        9210).

 10.38* Form of Nonqualified Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.3 to the
        Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit 10.2 to the Registration
        Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-
        9210).

 10.39* Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1996)(filed as Exhibit
        10.2 to Occidental's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1996, File No. 1-9210).

 10.40* Occidental Petroleum Corporation Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 1999 (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental, dated January 6, 1999
        (date of earliest event reported), filed January 6, 1999, File No. 1-
        9210).

 10.41* Form of 1997 Performance Stock Option Agreement under the 1995
        Incentive Stock Plan of Occidental Petroleum Corporation (filed as
        Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1997, File No. 1-9210).

 10.42* Grant of option agreement, executed October 5, 1997, between the Department of Energy and Occidental related to the purchase of the U.S.
        Government's 78 percent interest in the Elk Hills field (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1997, File No. 1-9210).

 10.43* Stock Purchase Agreement dated as of December 18, 1997, by and among
        Occidental, as seller, and KN Energy, Inc., as buyer, together with the exhibits thereto (filed as Exhibit 10.1 to the Current Report on Form
        8-K of Occidental dated January 31, 1998 (date of earliest event reported), filed February 10, 1998, File No. 1-9210).

 10.44* Amendment No. 1 to Stock Purchase Agreement dated January 30, 1998, between Occidental, as seller, and KN Energy, Inc., as buyer, together with exhibit thereto (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated January 31, 1998 (date of earliest event reported), filed February 10, 1998, File No. 1-9210).

 10.45* Supplemental Agreement dated as of January 20, 1998, by and between Occidental and KN Energy, Inc., together with the exhibits thereto
        (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated January 31, 1998 (date of earliest event reported), filed
        February 10, 1998, File No. 1-9210).

 10.46* Master Transaction Agreement, dated May 15, 1998, by and among Equistar
        Chemicals, LP, Occidental, Lyondell Petrochemical Company and
        Millennium Chemicals Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No. 1-9210).

 10.47* Amended and Restated Limited Partnership Agreement of Equistar
        Chemicals, LP, dated May 15, 1998, by and among the partners named therein (filed as Exhibit 10.2 to the Current Report on Form 8-K of
        Occidental dated May 15, 1998 (date of earliest event reported), filed
        May 29, 1998, File No. 1-9210).

--------
*Incorporated herein by reference

 10.48* Agreement and Plan of Merger and Asset Contribution, dated as of May
        15, 1998, by and among Equistar Chemicals, LP, Occidental Petrochem
        Partner 1, Inc., Occidental Petrochem Partner 2, Inc., Oxy
        Petrochemicals Inc. and PDG Chemical Inc. (filed as Exhibit 10.3 to the
        Current Report on Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No. 1-9210).

 10.49* Amended and Restated Parent Agreement, dated as of May 15, 1998, among
        Occidental Chemical Corporation, Oxy CH Corporation, Occidental,
        Lyondell Petrochemical Company, Millennium Chemicals Inc. and Equistar
        Chemicals, LP (filed as Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No. 1-9210).

 12 Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31, 1998.

 21     List of subsidiaries of Occidental at December 31, 1998.

 23     Consent of Independent Public Accountants.

 27     Financial data schedule of Occidental for the fiscal year ended
        December 31, 1998 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).

--------
*Incorporated herein by reference

(B) REPORTS ON FORM 8-K

  During the fourth quarter of 1998, Occidental filed the following Current Reports on Form 8-K:

  1. Current Report on Form 8-K dated October 21, 1998 (date of earliest event reported), filed on October 22, 1997, for the purpose of reporting, under Item 5, Occidental's results of operations for the third quarter ended September 30, 1998.

  2. Current Report on Form 8-K dated November 16, 1998 (date of earliest event reported), filed on November 20, 1998, for the purpose of reporting, under Items 5 and 7, the completion of a securities offering, the highlights of an analysts meeting and the filing of certain exhibits relating to the securities offering.

  During the first quarter of 1999 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

  1. Current Report on Form 8-K dated January 6, 1999 (date of earliest event reported), filed on January 6, 1999, for the purpose of reporting, under Item 5, certain recent developments.

  2. Current Report on Form 8-K dated January 13, 1999 (date of earliest event reported), filed on January 20, 1999, for the purpose of reporting, under Item 5 and 7, the completion of a Trust Preferred securities offering and the filing of certain exhibits to a registration statement relating thereto.

  3. Current Report on Form 8-K/A dated January 20, 1999 (date of earliest event reported), filed on January 22, 1999, for the purpose of reporting, under Item 7, corrections to certain exhibits from the prior filing.

  4. Current Report on Form 8-K dated January 26, 1999 (date of earliest event reported), filed on January 27, 1999, for the purpose of reporting, under Item 5, Occidental's results of operations for the fourth quarter and fiscal year ended December 31, 1998.

  5. Current Report on Form 8-K dated February 5, 1999 (date of earliest event reported), filed on February 10, 1999, for the purpose of reporting, under Items 5 and 7, the completion of a debt offering and the filing of certain exhibits to a registration statement relating thereto.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OCCIDENTAL PETROLEUM CORPORATION

                                          By:       /s/ Ray R. Irani
                                            ___________________________________
                                                       Ray R. Irani
                                            Chairman of the Board of Directors
                                                            and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

        /s/ Ray R. Irani             Chairman of the Board of        March 12, 1999
____________________________________  Directors and Chief
           Ray R. Irani               Executive Officer

      /s/ Stephen I. Chazen          Executive Vice President--      March 12, 1999
____________________________________  Corporate Development and
         Stephen I. Chazen            Chief Financial Officer

   /s/ Samuel P. Dominick, Jr.       Vice President and              March 12, 1999
____________________________________  Controller (Chief
      Samuel P. Dominick, Jr.         Accounting Officer)

       /s/ John S. Chalsty           Director                        March 12, 1999
____________________________________
          John S. Chalsty

     /s/ Edward P. Djerejian         Director                        March 12, 1999
____________________________________
        Edward P. Djerejian

        /s/ John E. Feick            Director                        March 12, 1999
____________________________________
           John E. Feick

        /s/ J. Roger Hirl            Director                        March 12, 1999
____________________________________
           J. Roger Hirl

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

        /s/ John W. Kluge            Director                        March 12, 1999
____________________________________
           John W. Kluge

      /s/ Dale R. Laurance           Director                        March 12, 1999
____________________________________
          Dale R. Laurance

      /s/ Irvin W. Maloney           Director                        March 12, 1999
____________________________________
          Irvin W. Maloney

      /s/ George O. Nolley           Director                        March 12, 1999
____________________________________
          George O. Nolley

       /s/ Rodolfo Segovia           Director                        March 12, 1999
____________________________________
          Rodolfo Segovia

       /s/ Aziz D. Syriani           Director                        March 12, 1999
____________________________________
          Aziz D. Syriani

      /s/ Rosemary Tomich            Director                        March 12, 1999
____________________________________
          Rosemary Tomich

                               INDEX TO EXHIBITS

EXHIBITS

  3.(i) (a)* Restated Certificate of Incorporation of Occidental, together with all certificates amendatory thereof filed with the Secretary of State of Delaware, as amended to date (filed as Exhibit 3.(i) to the Annual Report on Form 10-K of Occidental for the fiscal year ended
          December 31, 1994, File No. 1-9210, except for Exhibit 3.(i)(b) described below).

          (b)* Certificate of Amendment of Restated Certificate of
          Incorporation of Occidental dated April 25, 1997 (filed as Exhibit
          3.(1)(b) to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).

  3.(ii)* Bylaws of Occidental, as amended through September 17, 1998 (filed as
          Exhibit 3.(ii) to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1998, File No. 1-9210).

  4.1*    Occidental Petroleum Corporation Credit Agreement, dated as of March
          20, 1997 (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1997, File No.
          1-9210).

  4.2*    First Amendment dated as of August 31, 1998, amending that certain
          Credit Agreement dated as of March 20, 1997, among Occidental and the Banks named therein (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1998, File No. 1-9210).

  4.3 Instruments defining the rights of holders of other long-term debt of Occidental and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Occidental and its subsidiaries on a consolidated basis. Occidental agrees to furnish a copy of any such instrument to the Commission upon request. All of the Exhibits numbered 10.1 to 10.51 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to
          Item 14(c) of Form 10-K.

 10.1*    Employment Agreement, dated May 14, 1997, between Occidental and J.
          Roger Hirl (filed as Exhibit 10.1 to the Quarterly Report on Form 10-
          Q of Occidental for the quarterly period ended June 30, 1997, File
          No. 1-9210).

 10.2*    Employment Agreement, dated as of September 11, 1997, between
          Occidental and Dr. Ray R. Irani (filed as Exhibit 10.1 to the Current
          Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).

 10.3*    Receipt and Acknowledgment, dated September 11, 1997, of Dr. Ray R.
          Irani and Ghada Irani (filed as Exhibit 10.2 to the Current Report on
          Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).

 10.4*    Employment Agreement, dated as of September 11, 1997, between
          Occidental and Dr. Dale R. Laurance (filed as Exhibit 10.3 to the
          Current Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).

 10.5*    Receipt and Acknowledgment, dated September 11, 1997, of Dr. Dale R.
          Laurance and Lynda E. Laurance (filed as Exhibit 10.4 to the Current
          Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).

 10.6* Employment Agreement, dated as of April 4, 1994, between Occidental and Stephen I. Chazen (filed as Exhibit 10.9 to the Annual Report on
          Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).

 10.7 Employment Agreement, dated as of May 13, 1997, between Occidental and David A. Hentschel, together with the letter agreement, dated
          February 25, 1999, between Occidental and Mr. Hentschel.

--------
*Incorporated herein by reference

 10.8*  Termination of Consulting Agreement and Release, dated November 11,
        1993, between OXY USA Inc. and George O. Nolley (filed as Exhibit 10.9 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1993, File No. 1-9210).
 10.9* Form of Indemnification Agreement between Occidental and each of its directors and certain executive officers (filed as Exhibit B to Occidental's Proxy Statement for its May 21, 1987, Annual Meeting of
        Stockholders, File No. 1-9210).
 10.10* Occidental Petroleum Corporation Split Dollar Life Insurance Program and Related Documents (filed as Exhibit 10.2 to the Quarterly Report on
        Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).
 10.11* Occidental Petroleum Insured Medical Plan, as amended and restated effective April 29, 1994, amending and restating the Occidental
        Petroleum Corporation Executive Medical Plan (as amended and restated effective April 1, 1993) (filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ending March 31, 1994, File No. 1-9210).
 10.12* Occidental Petroleum Corporation 1978 Stock Option Plan (as amended and restated effective May 21, 1987) (filed as Exhibit 28(a) to
        Occidental's Registration Statement on Form S-8, File No. 33-14662).
 10.13* Form of Nonqualified Stock Option Grant under Occidental Petroleum
        Corporation 1978 Stock Option Plan (filed as Exhibit 10.19 to the
        Registration Statement on Form 8-B, dated June 26, 1986, of Occidental,
        File No. 1- 9210).
 10.14* Form of Incentive Stock Option Grant under Occidental Petroleum
        Corporation 1978 Stock Option Plan (filed as Exhibit 10.20 to the
        Registration Statement on Form 8-B, dated June 26, 1986, of Occidental,
        File No. 1- 9210).
 10.15* Occidental Petroleum Corporation 1987 Stock Option Plan, as amended through April 29, 1992 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
 10.16* Form of Nonqualified Stock Option Agreement under Occidental Petroleum
        Corporation 1987 Stock Option Plan (filed as Exhibit 10.2 to the
        Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
 10.17* Form of Nonqualified Stock Option Agreement, with Stock Appreciation
        Right, under Occidental Petroleum Corporation 1987 Stock Option Plan
        (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of
        Occidental for the quarterly period ended March 31, 1992, File No. 1-
        9210).
 10.18* Form of Incentive Stock Option Agreement under Occidental Petroleum
        Corporation 1987 Stock Option Plan (filed as Exhibit 10.4 to the
        Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
 10.19* Form of Incentive Stock Option Agreement, with Stock Appreciation
        Right, under Occidental Petroleum Corporation 1987 Stock Option Plan
        (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of
        Occidental for the quarterly period ended March 31, 1992, File No. 1-
        9210).
 10.20* Occidental Petroleum Corporation 1977 Executive Long-term Incentive
        Stock Purchase Plan, as amended through December 10, 1992 (filed as
        Exhibit 10.20 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File No. 1-9210).
 10.21* Form of award letter utilized under Occidental Petroleum Corporation
        1977 Executive Long-term Incentive Stock Purchase Plan (filed as
        Exhibit 10.21 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File No. 1-9210).
 10.22* Occidental Petroleum Corporation Incentive Compensation Plan, effective as of October 28, 1991 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1991, File No. 1-9210).

--------
*Incorporated herein by reference

 10.23* Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1994)(filed as Exhibit
        10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).
 10.24* Occidental Petroleum Corporation Senior Executive Deferred Compensation
        Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996)(filed as Exhibit 10.24 to the Annual
        Report on Form 10-K of Occidental for the fiscal year ended December
        31, 1995, File No. 1-9210).
 10.25* Occidental Petroleum Corporation Senior Executive Supplemental Life
        Insurance Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996)(filed as Exhibit 10.25 to the Annual Report on Form 10-K of Occidental for the fiscal year ended
        December 31, 1995, File No. 1-9210).
 10.26* Occidental Petroleum Corporation Senior Executive Supplemental
        Retirement Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.26 to the Annual Report on Form 10-K of Occidental for the fiscal year ended
        December 31, 1995, File No. 1-9210).
 10.27* Amendment to Occidental Petroleum Corporation Senior Executive
        Supplemental Retirement Plan (filed as Exhibit 10.1 to the Quarterly
        Report on Form 10-Q of Occidental for the quarterly period ended June
        30, 1998, File No. 1-9210).
 10.28* Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan
        (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.27 to the Annual Report on
        Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
 10.29* Occidental Petroleum Corporation 1995 Incentive Stock Plan, as amended
        (filed as Exhibit A to the Proxy Statement of Occidental for its May 1,
        1998, Annual Meeting of Stockholders, File No. 1-9210).
 10.30* Form of Incentive Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.2 to the
        Registration Statement on Form S-8 of Occidental, File No. 33-64719).
 10.31* Form of Nonqualified Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.3 to the
        Registration Statement on Form S-8 of Occidental, File No. 33-64719).
 10.32* Form of Stock Appreciation Rights Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.4 to the
        Registration Statement on Form S-8 of Occidental, File No. 33-64719).
 10.33* Form of Restricted Stock Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.5 to the
        Registration Statement on Form S-8 of Occidental, File No. 33-64719).
 10.34* Form of Performance Stock Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.6 to the
        Registration Statement on Form S-8 of Occidental, File No. 33-64719).
 10.35* Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-
        Employee Directors, effective April 26, 1996 (filed as Exhibit 99.1 to the Registration Statement on Form S-8 of Occidental, File No. 333-
        02901).
 10.36* Form of Restricted Stock Option Assignment under Occidental Petroleum
        Corporation 1996 Restricted Stock Plan for Non-Employee Directors
        (filed as Exhibit 99.2 to the Registration Statement on Form S-8 of
        Occidental, File No. 333-02901).

--------
*Incorporated herein by reference

 10.37* Form of Incentive Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.2 to the
        Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit 10.1 to the Registration
        Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.39 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-
        9210).

 10.38* Form of Nonqualified Stock Option Agreement under Occidental Petroleum
        Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.3 to the
        Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit 10.2 to the Registration
        Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-
        9210).

 10.39* Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1996)(filed as Exhibit
        10.2 to Occidental's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1996, File No. 1-9210).

 10.40* Occidental Petroleum Corporation Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 1999 (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental, dated January 6, 1999
        (date of earliest event reported), filed January 6, 1999, File No. 1-
        9210).

 10.41* Form of 1997 Performance Stock Option Agreement under the 1995
        Incentive Stock Plan of Occidental Petroleum Corporation (filed as
        Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1997, File No. 1-9210).

 10.42* Grant of option agreement, executed October 5, 1997, between the Department of Energy and Occidental related to the purchase of the U.S.
        Government's 78 percent interest in the Elk Hills field (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1997, File No. 1-9210).

 10.43* Stock Purchase Agreement dated as of December 18, 1997, by and among
        Occidental, as seller, and KN Energy, Inc., as buyer, together with the exhibits thereto (filed as Exhibit 10.1 to the Current Report on Form
        8-K of Occidental dated January 31, 1998 (date of earliest event reported), filed February 10, 1998, File No. 1-9210).

 10.44* Amendment No. 1 to Stock Purchase Agreement dated January 30, 1998, between Occidental, as seller, and KN Energy, Inc., as buyer, together with exhibit thereto (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated January 31, 1998 (date of earliest event reported), filed February 10, 1998, File No. 1-9210).

 10.45* Supplemental Agreement dated as of January 20, 1998, by and between Occidental and KN Energy, Inc., together with the exhibits thereto
        (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated January 31, 1998 (date of earliest event reported), filed
        February 10, 1998, File No. 1-9210).

 10.46* Master Transaction Agreement, dated May 15, 1998, by and among Equistar
        Chemicals, LP, Occidental, Lyondell Petrochemical Company and
        Millennium Chemicals Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No. 1-9210).

 10.47* Amended and Restated Limited Partnership Agreement of Equistar
        Chemicals, LP, dated May 15, 1998, by and among the partners named therein (filed as Exhibit 10.2 to the Current Report on Form 8-K of
        Occidental dated May 15, 1998 (date of earliest event reported), filed
        May 29, 1998, File No. 1-9210).

--------
*Incorporated herein by reference

 10.48* Agreement and Plan of Merger and Asset Contribution, dated as of May
        15, 1998, by and among Equistar Chemicals, LP, Occidental Petrochem
        Partner 1, Inc., Occidental Petrochem Partner 2, Inc., Oxy
        Petrochemicals Inc. and PDG Chemical Inc. (filed as Exhibit 10.3 to the
        Current Report on Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No. 1-9210).

 10.49* Amended and Restated Parent Agreement, dated as of May 15, 1998, among
        Occidental Chemical Corporation, Oxy CH Corporation, Occidental,
        Lyondell Petrochemical Company, Millennium Chemicals Inc. and Equistar
        Chemicals, LP (filed as Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No. 1-9210).

 12 Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31, 1998.

 21     List of subsidiaries of Occidental at December 31, 1998.

 23     Consent of Independent Public Accountants.

 27     Financial data schedule of Occidental for the fiscal year ended
        December 31, 1998 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).

--------
*Incorporated herein by reference