Form 10-Q
period 1999-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 1999-05-14
CIK 797468

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                Yes  [X]   No  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at March 31, 1999
     ---------------------------               -----------------------------
     Common stock $.20 par value                     347,993,612 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                    CONTENTS


                                                                                           PAGE
PART I         FINANCIAL INFORMATION

               Item 1.  Financial Statements

                        Consolidated Condensed Balance Sheets --
                             March 31, 1999 and December 31, 1998                           2

                        Consolidated Condensed Statements of Operations --
                             Three months ended March 31, 1999 and 1998                     4

                        Consolidated Condensed Statements of Cash Flows --
                             Three months ended March 31, 1999 and 1998                     5

                        Notes to Consolidated Condensed Financial Statements                6

               Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                           12

               Item 3.  Quantitative and Qualitative Disclosures About Market Risk         17


PART II        OTHER INFORMATION

               Item 1.  Legal Proceedings                                                  18

               Item 4.  Submission of Matters to a Vote of Security-Holders                18

               Item 6.  Exhibits and Reports on Form 8-K                                   19

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                              (Amounts in millions)

                                                                                        1999        1998
================================================================================     =======     =======
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $   571     $    96

     Receivables, net                                                                    408         531

     Inventories                                                                         495         500

     Prepaid expenses, note receivable and other                                         210       1,668
                                                                                     -------     -------

         Total current assets                                                          1,684       2,795


LONG-TERM RECEIVABLES, net                                                               124         121



EQUITY INVESTMENTS                                                                     1,913       1,959



PROPERTY, PLANT AND EQUIPMENT, at cost, net of
     accumulated depreciation, depletion and amortization of $6,954
     at March 31, 1999 and $6,774 at December 31, 1998                                 9,796       9,905



OTHER ASSETS                                                                             471         472


                                                                                     -------     -------
                                                                                     $13,988     $15,252
================================================================================     =======     =======

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                              (Amounts in millions)

                                                                                        1999        1998
================================================================================     =======     =======

LIABILITIES AND EQUITY

CURRENT LIABILITIES

     Current maturities of long-term debt and capital lease liabilities              $     5     $ 1,400

     Notes payable                                                                        25          30

     Accounts payable                                                                    417         613

     Accrued liabilities                                                                 858         865

     Domestic and foreign income taxes                                                    12          23
                                                                                     -------     -------

         Total current liabilities                                                     1,317       2,931
                                                                                     -------     -------

LONG-TERM DEBT, net of current maturities and unamortized discount                     5,454       5,367
                                                                                     -------     -------

DEFERRED CREDITS AND OTHER LIABILITIES

     Deferred and other domestic and foreign income taxes                                844         825

     Obligation under natural gas delivery commitment                                    481         503

     Other                                                                             2,167       2,263
                                                                                     -------     -------
                                                                                       3,492       3,591
                                                                                     -------     -------

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF A SUBSIDIARY
     TRUST HOLDING SOLELY SUBORDINATED NOTES OF
     OCCIDENTAL                                                                          525          --
                                                                                     -------     -------

STOCKHOLDERS' EQUITY

     Nonredeemable preferred stock, stated at liquidation value                          243         243

     Common stock, at par value                                                           69          69

     Additional paid-in capital                                                        3,729       3,814

     Retained earnings (deficit)                                                        (804)       (734)

     Accumulated other comprehensive income                                              (37)        (29)
                                                                                     -------     -------
                                                                                       3,200       3,363
                                                                                     -------     -------
                                                                                     $13,988     $15,252
================================================================================     =======     =======

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                 (Amounts in millions, except per-share amounts)

                                                                                      Three Months Ended
                                                                                                March 31
                                                                                     -------------------
                                                                                        1999        1998
================================================================================     =======     =======
REVENUES
     Net sales
         Oil and gas operations                                                      $   746     $   740
         Chemical operations                                                             598         960
                                                                                     -------     -------
                                                                                       1,344       1,700
     Interest, dividends and other income                                                 43          78
     Gains on disposition of assets, net                                                   3         107
     Income (loss) from equity investments                                                (8)          7
                                                                                     -------     -------
                                                                                       1,382       1,892
                                                                                     -------     -------
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                                                     1,075       1,265
     Selling, general and administrative and other operating expenses                    172         178
     Exploration expense                                                                  16          23
     Minority interest                                                                     9          --
     Interest and debt expense, net                                                      126         131
                                                                                     -------     -------
                                                                                       1,398       1,597
                                                                                     -------     -------
Income (loss) from continuing operations before taxes                                    (16)        295
Provision for domestic and foreign income and other taxes                                 41         156
                                                                                     -------     -------
Income (loss) from continuing operations                                                 (57)        139
Discontinued operations, net                                                              --          38
Cumulative effect of changes in accounting principles, net                               (13)         --
                                                                                     -------     -------
NET INCOME (LOSS)                                                                        (70)        177
Preferred dividends                                                                       (4)         (4)
                                                                                     -------     -------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                                           $   (74)    $   173
                                                                                     =======     =======

BASIC EARNINGS PER COMMON SHARE
     Income (loss) from continuing operations                                        $  (.17)    $   .39
     Discontinued operations, net                                                         --         .11
     Cumulative effect of changes in accounting principles, net                         (.04)         --
                                                                                     -------     -------
Basic earnings (loss) per common share                                               $  (.21)    $   .50
                                                                                     =======     =======

DILUTED EARNINGS PER COMMON SHARE
     Income (loss) from continuing operations                                        $  (.17)    $   .38
     Discontinued operations, net                                                         --         .11
     Cumulative effect of changes in accounting principles, net                         (.04)         --
                                                                                     -------     -------
Diluted earnings (loss) per common share                                             $  (.21)    $   .49
                                                                                     =======     =======

DIVIDENDS PER COMMON SHARE                                                           $   .25     $   .25
                                                                                     =======     =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                             347.8       344.5
================================================================================     =======     =======

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                              (Amounts in millions)

                                                                                                1999        1998
=========================================================================================    =======     =======
CASH FLOW FROM OPERATING ACTIVITIES
     Net income (loss) from continuing operations                                           $    (57)    $   139
     Adjustments to reconcile income (loss) to net cash provided (used) by operating activities:
         Depreciation, depletion and amortization of assets                                      197         230
         Deferred income tax provision                                                            23           3
         Other noncash credits to income                                                          (6)         --
         Gains on disposition of assets, net                                                      (3)       (107)
         (Income) loss from equity investments                                                     8          (7)
         Exploration expense                                                                      16          23
     Changes in operating assets and liabilities                                                 (75)       (147)
     Other operating, net                                                                        (41)        (82)
                                                                                             -------     -------
                                                                                                  62          52
     Operating cash flow from discontinued operations                                             --        (244)
                                                                                             -------     -------
         Net cash provided (used) by operating activities                                         62        (192)
                                                                                             -------     -------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                       (132)       (280)
     Sale of businesses and disposal of property, plant and equipment, net                         2       2,158
     Collection of note receivable related to prior year asset sale                            1,395          --
     Purchase of businesses, net                                                                  --      (3,516)
     Other investing, net                                                                         47           6
                                                                                             -------     -------
                                                                                               1,312      (1,632)
     Investing cash flow from discontinued operations                                             --          (6)
                                                                                             -------     -------
         Net cash provided (used) by investing activities                                      1,312      (1,638)
                                                                                             -------     -------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                                792           4
     Net proceeds from (payments on) commercial paper and revolving credit agreements         (2,107)      2,605
     Proceeds from issuance of trust preferred securities                                        508          --
     Payments on long-term debt and capital lease liabilities                                     (5)       (212)
     Proceeds from issuance of common stock                                                        6           5
     Repurchase of common stock                                                                   --        (324)
     Payments of notes payable                                                                    (3)         (8)
     Cash dividends paid                                                                         (91)       (105)
     Other financing, net                                                                          1           7
                                                                                             -------     -------
         Net cash provided (used) by financing activities                                       (899)      1,972
                                                                                             -------     -------

Increase in cash and cash equivalents                                                            475         142

Cash and cash equivalents--beginning of period                                                    96         113
                                                                                             -------     -------

Cash and cash equivalents--end of period                                                     $   571     $   255
=========================================================================================    =======     =======

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1999

1.   General

     The accompanying unaudited consolidated condensed financial statements have been prepared by Occidental Petroleum Corporation (Occidental) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental's Annual Report on Form 10-K for the year ended December 31, 1998 (1998 Form 10-K).

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of March 31, 1999, and the consolidated results of operations and cash flows for the three months then ended. The results of operations and cash flows for the period ended March 31, 1999, are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 1999 presentation.

     Reference is made to Note 1 to the consolidated financial statements in the 1998 Form 10-K for a summary of significant accounting policies.


2.   Changes in Accounting Principles

     Effective January 1, 1999, Occidental adopted the provisions of Statement of Position 98-5--"Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires that costs of start-up activities, including organizational costs, be expensed as incurred. The initial application of the statement resulted in a charge to income for costs of previously capitalized start-up activities that have not yet been fully amortized. The initial adoption of SOP 98-5 resulted in a noncash after-tax charge of $15 million, net of $8 million in taxes, which has been recorded as a cumulative effect of a change in accounting principle.

     Effective January 1, 1999, Occidental adopted the provisions of Emerging Issues Task Force (EITF) issue No. 98-10--"Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which establishes accounting and reporting standards for certain energy trading contracts. EITF No. 98-10 requires that energy trading contracts must be marked-to-market with gains and losses included in earnings and separately disclosed in the financial statements or footnotes thereto. The initial adoption of EITF No. 98-10 resulted in a noncash after-tax benefit of $2 million, recorded as a cumulative effect of a change in accounting principle.


3.   Comprehensive Income

     Occidental's comprehensive income is composed primarily of net income or loss, foreign currency translation adjustments and minimum pension liability adjustments. Occidental's comprehensive income was a loss of $78 million and income of $175 million for the first quarter of 1999 and 1998, respectively.

4.   Asset Acquisitions and Dispositions

     In May 1998, Occidental contributed its ethylene, propylene, ethylene oxide
     (EO), ethylene glycol and EO derivatives businesses to a partnership called Equistar Chemicals, LP (Equistar), in return for a 29.5 percent equity interest in the partnership, receipt of approximately $420 million in cash and the assumption by Equistar of approximately $205 million of Occidental capital lease liabilities. Occidental did not record a gain or loss on the transaction.

     On February 5, 1998, Occidental acquired the U.S. government's approximate 78 percent interest in the Elk Hills Naval Petroleum Reserve oil and gas fields for approximately $3.5 billion.

     In the first quarter of 1998, Occidental sold certain nonstrategic oil and gas properties for net proceeds of approximately $438 million, of which $338 million was received in the first quarter of 1998 and $100 million was received in the second quarter of 1998. These sales resulted in net pretax gains of approximately $105 million.

     On January 31, 1998, Occidental completed the sale of MidCon, its natural gas transmission and marketing business. In the fourth quarter of 1997, Occidental classified MidCon and its subsidiaries as a discontinued operation.


5.   Supplemental Cash Flow Information

     Cash payments during the three months ended March 31, 1999 and 1998 included federal, foreign and state income taxes of approximately $25 million and $28 million, respectively. Interest paid (net of interest capitalized) totaled approximately $90 million and $115 million for the three months ended March 31, 1999 and 1998, respectively.


6.   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $504 million and $58 million at March 31, 1999 and December 31, 1998, respectively.


7.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

          Balance at                     March 31, 1999       December 31, 1998
          ========================     ==================     ==================
          Raw materials                     $     52               $     38
          Materials and supplies                 182                    184
          Work in process                          9                      5
          Finished goods                         235                    278
                                            --------                -------
                                                 478                    505
          LIFO adjustment                         17                     (5)
                                            --------                -------
          Total                             $    495                $   500
                                            ========                =======

8.   Property, Plant and Equipment

     Reference is made to the consolidated balance sheets and Note 1 thereto in the 1998 Form 10-K for a description of investments in property, plant and equipment.


9.   Trust Preferred Securities

     In January 1999, Oxy Capital Trust I, a wholly-owned subsidiary of Occidental, issued 21,000,000 shares of 8.16 percent Trust Originated Preferred Securities (Preferred Securities) to the public and 649,485 shares of Trust Originated Common Securities (Common Securities) to Occidental. The proceeds of such issuances were invested by Oxy Capital Trust I in $541.2 million aggregate principal amount of Occidental's 8.16 percent Subordinated Deferrable Interest Notes due 2039 (Trust Subordinated Notes). The Trust Subordinated Notes represent the sole assets of Oxy Capital Trust I. The Trust Subordinated Notes mature on January 20, 2039, bear interest at the rate of 8.16 percent payable quarterly and are redeemable in whole, or in part, by Occidental beginning on January 20, 2004 at 100 percent of the principal amount thereof, plus any accrued and unpaid interest to the redemption date. The Trust Subordinated Notes are unsecured obligations of Occidental and are junior in right of payment to all present and future senior indebtedness of Occidental and are also effectively subordinate to certain indebtedness of Occidental's consolidated subsidiaries. Occidental may defer interest payments on the Trust Subordinated Notes from time to time for a period not exceeding twenty consecutive quarters. However, any unpaid quarterly interest payments on the Trust Subordinated Notes will continue to accrue interest at 8.16 percent per annum.

     Holders of the Preferred Securities and Common Securities are entitled to cumulative cash distributions at an annual rate of 8.16 percent of the liquidation amount of $25 per security. The Preferred Securities and Common Securities will be redeemed upon repayment of the Trust Subordinated Notes. If Occidental defers interest payments on the Trust Subordinated Notes, Oxy Capital Trust I will defer distributions on the Preferred Securities and Common Securities during any deferral period. However, any unpaid quarterly distributions on the Preferred Securities and Common Securities will continue to accrue with interest at 8.16 percent per annum.

     Occidental has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities (the Guarantee). The Guarantee, when taken together with Occidental's obligations under the Trust Subordinated Notes and the indenture pursuant to which the Trust Subordinated Notes were issued and Occidental's obligations under the Amended and Restated Declaration of Trust governing Oxy Capital Trust I, provides a full and unconditional guarantee of amounts due on the Preferred Securities.

     The Trust Subordinated Notes and the related Oxy Capital Trust I investment in the Trust Subordinated Notes have been eliminated in consolidation and the Preferred Securities are reported as Occidental Obligated Mandatorily Redeemable Trust Preferred Securities of a Subsidiary Trust Holding Solely Subordinated Notes of Occidental in the accompanying consolidated condensed financial statements. Distributions on the Preferred Securities are reported under the caption Minority Interest in the statement of operations. Total net proceeds to Occidental were $508 million.


10.  Retirement Plans and Postretirement Benefits

     Reference is made to Note 14 to the consolidated financial statements in the 1998 Form 10-K for a description of the retirement plans and postretirement benefits of Occidental and its subsidiaries.

11.  Lawsuits, Claims, Commitments, Contingencies and Related Matters

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

     Reference is made to Note 10 to the consolidated financial statements in the 1998 Form 10-K for information concerning Occidental's long-term purchase obligations for certain products and services.


12.  Income Taxes

     The provision for taxes based on income for the 1999 and 1998 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income.

     At December 31, 1998, Occidental had, for U.S. federal income tax return purposes, an alternative minimum tax credit carryforward of $85 million available to reduce future income taxes. The alternative minimum tax credit carryforward does not expire.

13.  Investments

     Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At March 31, 1999, Occidental's equity investments consisted primarily of a 29.5 percent interest in Equistar acquired in May 1998, an investment of approximately 29 percent in the common shares of Canadian Occidental Petroleum Ltd. and various chemical partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

          Three Months Ended March 31,               1999        1998
          ============================            =======     =======
          Revenues                                $   504     $   210
          Costs and expenses                          512         203
                                                  -------     -------
          Net income (loss)                       $    (8)    $     7
                                                  =======     =======


14.  Summarized Financial Information of Wholly-Owned Subsidiary

     Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY USA). The following tables present summarized financial information for OXY USA (in millions):

          Three Months Ended March 31,               1999        1998
          ============================            =======     =======
          Revenues                                $   101     $   396
          Costs and expenses                          103         308
                                                  -------     -------
          Net income (loss)                       $    (2)    $    88
                                                  =======     =======

          Balance at                                March 31, 1999       December 31, 1998
          ===================================     ==================     ==================
          Current assets                               $     48               $     67
          Intercompany receivable                      $    145               $    170
          Noncurrent assets                            $  1,628               $  1,673
          Current liabilities                          $    189               $    237
          Interest bearing note to parent              $     64               $     73
          Noncurrent liabilities                       $    879               $    909
          Stockholders' equity                         $    689               $    691

15.  Industry Segments

     The following table presents Occidental's interim industry segment disclosures (in millions):

                                                        Oil and Gas           Chemical           Corporate              Total
================================================     ==============     ==============     ===============     ==============
Quarter ended March 31, 1999
    Net sales                                        $          746     $          598     $            --     $        1,344
                                                     ==============     ==============     ===============     ==============
    Pretax operating profit (loss)                   $          111     $           11     $          (138)(a) $          (16)
    Income taxes                                                (48)                (2)                  9 (b)            (41)
    Cumulative effect of changes in
       accounting principles, net                                --                 --                 (13)               (13)
                                                     --------------     --------------     ---------------     --------------
    Net income (loss)                                $           63     $            9     $          (142)    $          (70)
================================================     ==============     ==============     ===============     ==============

Quarter ended March 31, 1998
    Net sales                                        $          740     $          960     $            --     $        1,700
                                                     ==============     ==============     ===============     ==============
    Pretax operating profit (loss)                   $          269 (c) $          161     $          (135)(a) $          295
    Income taxes                                                (37)                (3)               (116)(b)           (156)
    Discontinued operations, net                                 --                 --                  38                 38
                                                     --------------     --------------     ---------------     --------------
    Net income (loss)                                $          232     $          158     $          (213)    $          177
================================================     ==============     ==============     ===============     ==============

(a) Includes unallocated net interest expense, administration expense and other items.
(b)  Includes unallocated income taxes.
(c) Includes net pretax gains of approximately $105 million from the sale of certain nonstrategic oil and gas properties.


16.  Subsequent Events

     On April 27, 1999 Occidental announced that it will call for redemption on June 1, 1999, $68.7 million of its 11 1/8 percent senior debentures due June 1, 2019, at a redemption price of 105.563 percent of the principal amount thereof. The 11 1/8 percent senior debentures, issued in May 1989, are outstanding in the aggregate principal amount of $143.7 million.

     Effective April 30, 1999, Occidental and The Geon Company (Geon) formed two partnerships. Occidental has a 76 percent controlling interest in a polyvinyl chloride (PVC) partnership which is the larger of the partnerships, and a 10 percent interest in a PVC powder compounding partnership. The PVC partnership has also entered into long-term agreements to supply PVC to Geon and vinyl chloride monomer (VCM) to both Occidental and Geon. In addition, as part of the transaction, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to Geon. Geon received consideration of approximately $104 million as part of the transaction and the PVC partnership undertook approximately $180 million in lease obligations for certain plant facilities. Occidental does not expect to record a material gain or loss on the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Occidental reported a net loss for the first quarter of 1999 of $70 million, on net sales of $1.3 billion, compared with net income of $177 million, on net sales of $1.7 billion, for the same period of 1998. Basic earnings per common share were a loss of $.21 for the first quarter of 1999, compared with income of $.50 for the same period of 1998.

The first quarter of 1999 included an after-tax charge of $13 million ($.04 per share), reflecting the cumulative effect of adopting accounting changes mandated by the American Institute of Certified Public Accountants and the Emerging Issues Task Force of the Financial Accounting Standards Board. The 1998 first quarter earnings included an after-tax benefit of $38 million to reflect the closing of the sale of MidCon and the finalization of the discontinued operations reserve. The 1998 first quarter earnings also included net pretax gains of approximately $105 million from the sale of certain nonstrategic oil and gas properties. Earnings before special items were a loss of $68 million for the first quarter of 1999, compared with earnings of $89 million for the same period in 1998. The decrease in earnings before special items reflected lower worldwide crude oil and natural gas prices, and lower chemical earnings. The lower chemical earnings reflected lower sales prices for most chemical products, partially offset by lower raw material costs.

The decrease in net sales in the first quarter of 1999, compared with the same period in 1998, primarily reflected the absence of sales related to the assets contributed to the Equistar Chemicals, LP (Equistar) partnership in May 1998, lower worldwide crude oil and natural gas prices and lower prices for most chemical products, offset, in part, by higher oil and gas trading activity. Minority interest includes distributions on the Trust Originated Preferred Securities (Preferred Securities) issued in January 1999. Interest, dividends and other income in the first quarter of 1998 included interest earned on a $1.4 billion note received (the $1.4 billion note receivable) in exchange for a note previously issued to Occidental by the MidCon Corp. ESOP Trust. The loss from equity investments for the three months ended March 31, 1999 compared with income from equity investments for the same period in 1998, primarily reflected the effect of lower oil and gas prices. The provision for income taxes decreased to $41 million for the first quarter of 1999, compared with $156 million for the same period in 1998, primarily due to lower earnings in 1999. In addition, the income tax charge for the first quarter of 1999 mainly consisted of foreign taxes on international oil and gas operations.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):

                                                                  First Quarter
                                                        -----------------------
                                                             1999          1998
                                                        =========     =========
     DIVISIONAL NET SALES
          Oil and gas                                   $     746     $     740
          Chemical                                            598           960
                                                        ---------     ---------

     NET SALES                                          $   1,344     $   1,700
                                                        =========     =========
     DIVISIONAL EARNINGS
          Oil and gas                                   $      63     $     232
          Chemical                                              9           158
                                                        ---------     ---------
                                                               72           390
     UNALLOCATED CORPORATE ITEMS
          Interest expense, net                              (116)         (112)
          Income taxes, administration and other              (13)         (139)
                                                        ---------     ---------
     INCOME (LOSS) FROM CONTINUING OPERATIONS                 (57)          139
          Discontinued operations, net                         --            38
          Cumulative effect of changes in
               accounting principles, net                     (13)           --
                                                        ---------     ---------

     NET INCOME (LOSS)                                  $     (70)    $     177
                                                        =========     =========

Oil and gas earnings for the first quarter of 1999 were $63 million, compared with $232 million for the same period of 1998. There were no special items in 1999. Oil and gas divisional earnings before special items were $127 million for the first quarter of 1998. Earnings for the first quarter of 1998 included pretax gains of approximately $105 million related to the sale of nonstrategic assets located in Venezuela and the United States. The decrease in earnings before special items reflects primarily the negative impact of lower worldwide crude oil and natural gas prices offset, in part, by increased international production and lower costs. Approximately 40 percent and 13 percent of oil and gas net sales were attributed to oil and gas trading activity in the first quarter of 1999 and 1998, respectively. The results of oil and gas trading were not significant. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

Chemical earnings for the first quarter of 1999 were $9 million, compared with $158 million for the same period of 1998. The lower earnings in 1999 resulted primarily from lower prices for most chemical products, partially offset by lower raw material costs. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors, accordingly, Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products.

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first quarter of 1999 and 1998, divisional earnings benefited by $6 million and $10 million, respectively, from credits allocated. This included credits of $2 million and $4 million at oil and gas and chemical, respectively, in the first quarter of 1999 and $3 million and $7 million at oil and gas and chemical, respectively, for the first quarter of 1998.

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


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities from continuing operations was $62 million for the first quarter of 1999, compared with $52 million for the same period of 1998. Included in total cash flow from operating activities in 1998 was cash used by discontinued operations of $244 million which included the effect of $250 million in receivables repurchased in connection with the sale of MidCon. The 1999 and 1998 noncash charges included employee benefit plans expense and various other charges.

Occidental's net cash provided by investing activities was $1.312 billion for the first quarter of 1999, compared with net cash used of $1.638 billion for the same period of 1998. The 1999 amount included the proceeds from the $1.4 billion note receivable. The 1998 amount reflected cash used of $3.5 billion for the purchase of the Elk Hills Field (Elk Hills Field). The 1998 amount also reflected proceeds of $2.2 billion, primarily from the sale of MidCon, as well as disposals of property, plant and equipment. Capital expenditures were $132 million for the first quarter of 1999, including $100 million in oil and gas and $32 million in chemical. Capital expenditures were $280 million for the first quarter of 1998, including $212 million in oil and gas and $68 million in chemical.

Financing activities used net cash of $899 million in the first quarter of 1999, compared with cash provided of $1.972 billion for the same period of 1998. The 1999 amount reflected the use of the proceeds from the $1.4 billion note receivable to repay approximately $1.3 billion in debt and for the payment of dividends of $91 million. The 1999 amount also reflected net proceeds of $508 million from the issuance of Preferred Securities. The 1998 amount reflected net cash provided of $2.4 billion primarily from proceeds from borrowings to fund a portion of the acquisition of the Elk Hills Field in February 1998. The 1998 amount also included cash used of $324 million for the repurchase of Occidental common stock and $105 million for the payment of dividends.

Effective April 30, 1999, Occidental and The Geon Company (Geon) formed two partnerships. Occidental has a 76 percent controlling interest in a polyvinyl chloride (PVC) partnership which is the larger of the partnerships and a 10 percent interest in a PVC powder compounding partnership. The PVC partnership has also entered into long-term agreements to supply PVC to Geon and vinyl chloride monomer (VCM) to Occidental and Geon. In addition, as part of the transaction, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to Geon. Geon received consideration of approximately $104 million as part of the transaction and the PVC partnership undertook approximately $180 million in lease obligations for certain plant facilities. Occidental does not expect to record a material gain or loss on the transaction. The Geon alliance should further strengthen Occidental's PVC and VCM position, and Occidental believes that the Geon alliance will create synergies for its chlorovinyls business.

In May 1998, Occidental contributed its ethylene, propylene, ethylene oxide
(EO), ethylene glycol and EO derivatives businesses to the Equistar partnership, in return for a 29.5 percent equity interest in the partnership, receipt of approximately $420 million in cash and the assumption by Equistar of approximately $205 million of Occidental capital lease liabilities. Occidental did not record a gain or loss on the transaction.

In January 1999, a subsidiary of Occidental issued $525 million of 8.16 percent Preferred Securities due in 2039, for net proceeds of $508 million. The net proceeds were used to repay commercial paper. In February 1999, Occidental issued $450 million of 7.65 percent senior notes due 2006 and $350 million of
8.45 percent senior notes due 2029 for net proceeds of approximately $792 million. The net proceeds were used to repay all outstanding commercial paper and will also be used for general corporate purposes which may include, but are not limited to, the redemption of other debt.

On April 27, 1999 Occidental announced that it will call for redemption on June 1, 1999, $68.7 million of its 11 1/8 percent senior debentures due June 1, 2019, at a redemption price of 105.563 percent of the principal amount thereof. Occidental expects to record an extraordinary loss of $3 million in the second quarter of 1999 related to the redemption. The 11 1/8 percent senior debentures, issued in May 1989, are outstanding in the aggregate principal amount of $143.7 million.

Occidental expects to have sufficient cash in 1999 for its operating needs, capital expenditure requirements, dividend payments and debt repayments. Occidental currently expects to spend $450 million on its capital spending program in 1999, of which approximately $375 million has been allocated to oil and gas and approximately $75 million has been allocated to chemicals. Available but unused lines of committed bank credit totaled approximately $2.0 billion at March 31, 1999, compared with $1.5 billion at December 31, 1998.

The balance in cash and cash equivalents included a portion of the proceeds of the issuance of Preferred Securities. The balance in prepaid expenses, note receivable and other at December 31, 1998 includes the $1.4 billion note receivable that was collected in January 1999. The lower balance in both receivables and accounts payable at

March 31, 1999, compared with December 31, 1998 reflected lower oil and gas trading activity in the first quarter of 1999, compared with the fourth quarter of 1998.

Current maturities of long-term debt and capital lease liabilities decreased reflecting the current portion of long-term debt that was paid in the first quarter of 1999 using the proceeds of the $1.4 billion note receivable.

Effective January 1, 1999, Occidental adopted the provisions of Statement of Position 98-5--"Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires that costs of start-up activities, including organizational costs, be expensed as incurred. The initial application of the statement resulted in a charge to income for costs of previously capitalized start-up activities that have not yet been fully amortized. The initial adoption of SOP 98-5 resulted in a noncash after-tax charge of $15 million, net of $8 million in taxes, which has been recorded as a cumulative effect of a change in accounting principle.

Effective January 1, 1999, Occidental adopted the provisions of Emerging Issues Task Force (EITF) issue No. 98-10--"Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which establishes accounting and reporting standards for certain energy trading contracts. EITF No. 98-10 requires that energy trading contracts must be marked-to-market with gains and losses included in earnings and separately disclosed in the financial statements or footnotes thereto. The initial adoption of EITF No. 98-10 resulted in a noncash after-tax benefit of $2 million, recorded as a cumulative effect of a change in accounting principle.

YEAR 2000 COMPLIANCE

Most existing computer hardware and software use only the last two digits to identify a year. Consequently, as the year 2000 approaches, the difference between a year that begins with "20" instead of "19" may not be recognized. This, as well as other date related processing issues, may cause computer-driven hardware and software to fail or malfunction unless corrected.

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

Personnel from operations and from functional disciplines, as well as information technology professionals, are involved in the process. Outside consultants have also been retained to participate in the inventory and assessment process. A Y2K corporate-level manager was appointed to oversee and provide consistency to the overall process, provide support resources on a company-wide basis and minimize duplication of efforts. In addition, a committee of senior corporate executives provides oversight through an extensive monthly status review of project elements. Additionally, a progress report is made to Occidental's Board of Directors on Y2K status at each board meeting.

Inventory and assessment activities are virtually complete. This data is continuously updated as new information becomes available and Occidental expects this to continue throughout the Y2K effort. Overall remediation efforts are estimated at approximately 80 percent complete. The coincidental replacement of several major existing systems is on schedule to be completed prior to January 1, 2000; these efforts began before the Y2K efforts were initiated and the timing for completion of these projects has not been accelerated as a result of Y2K issues.

Costs for Y2K efforts are not being accumulated separately. Much of the cost is being accounted for as part of normal operating budgets. Overall, the costs, including amounts incurred to date, are estimated to be approximately $40 million, which is $10 million lower than the previous estimate due primarily to embedded systems requiring less remediation than previously anticipated. Approximately half the cost is related to control systems while the remainder relates to information technology software and hardware. Overall, the costs are not expected to have a significant effect on Occidental's consolidated financial position or results of operations.

The risks associated with the Y2K issue can be substantial from the standpoint of reliance on third parties. Communication with customers, suppliers and equity partners to determine the extent of their Y2K efforts, including selected site visits with several utilities and some closed linked customers, is an integral part of the program. Occidental, like most companies, is reliant on third parties for a wide variety of goods and services - from raw materials to electricity. Occidental's efforts include addressing the "supply chain" issues to minimize the potential impact of a major supplier (or customer) experiencing a Y2K problem that would adversely affect Occidental.

Because of these company-wide efforts, Occidental believes that appropriate actions are being taken to minimize the risk to its operations and financial condition.

Contingency plans that address a reasonably likely worst case scenario are approximately 40 percent complete. These plans address key systems and third parties that present potential significant risk and analyze the strategies and resources necessary to restore operations in the unlikely event that an interruption does occur. The plans also outline a recovery program detailing the necessary participants, processes and equipment needed to restore operations. Contingency plans are expected to be finalized during the third quarter of 1999.


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

Occidental does not consider the number of Superfund and comparable state sites, at which it has been notified that it has been identified as being involved, to be a relevant measure of exposure. Although the liability of a potentially responsible party (PRP), and in many cases its equivalent under state law, may be joint and several, Occidental is usually one of many companies cited as a PRP at these sites and has, to date, been successful in sharing cleanup costs with other financially sound companies.

As of March 31, 1999, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 162 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement). The 162 sites include 62 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability, and 2 sites at which the extent of such retained liability is disputed. Of the remaining 98 sites, Occidental has denied involvement at 12 sites and has yet to determine involvement in 18 sites. With respect to the remaining 68 of these sites, Occidental is in various stages of evaluation. For 61 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 61 sites include 13 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect and the timing of remediation and cost-sharing arrangements. For the remaining 7 of the 68 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND FORWARD-LOOKING INFORMATION

Portions of this report contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity and cash flows. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; competitive pricing pressures; higher than expected costs including feedstocks; the supply/demand considerations for Occidental's products; any general economic recession domestically or internationally; regulatory uncertainties; and not successfully completing any development of new fields, expansion, capital expenditure, efficiency improvement, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "believes" or "expect", that convey the uncertainty of future events or outcomes. Occidental undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the information provided under Item 305 of Regulation S-X included in Occidental's 1998 Annual Report on Form 10-K for the period ended March 31, 1999.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1998 Annual Report on Form 10-K and Note 11 to the consolidated condensed financial statements in Part I hereof.

In 1996, a judgment of $742 million was entered in favor of Occidental's OXY USA Inc. subsidiary against Chevron USA by the state district court in Tulsa, Oklahoma. The unanimous verdict was for approximately $229 million in compensatory damages for breach of a 1982 merger agreement and interest on these damages from 1982 to the date of judgment. Chevron appealed the decision to the Oklahoma Supreme Court, and, in connection with that appeal, obtained an appeal bond in the amount of $890 million to secure payment of the judgment and interest thereon as required by Oklahoma law. On March 2, 1999, the Oklahoma Supreme Court affirmed the trial court judgment in all respects. Chevron has petitioned the Oklahoma Supreme Court for a rehearing. As of April 30, 1999, the total amount of the award, including accrued interest, had increased to approximately $949 million.


ENVIRONMENTAL PROCEEDINGS

In April 1998, a civil action was filed on behalf of the U.S. Environmental Protection Agency against OxyChem relating to the Centre County Kepone Superfund Site at State College, Pennsylvania. The lawsuit seeks approximately $12 million in penalties and governmental response costs, a declaratory judgment that OxyChem is a liable party under CERCLA, and an order requiring OxyChem to carry out the remedy that is being performed by the site owner. In October 1998, the U.S. District Court for the Middle District of Pennsylvania granted OxyChem's motion to dismiss the United States' case. The court denied the government's motion for partial reconsideration of the dismissal in November 1998. In February 1999, the United States filed an appeal to the United States Court of Appeals for the Third Circuit. In April 1999, the United States filed its appellate brief.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Occidental's 1999 Annual Meeting of Stockholders (the Annual Meeting) was held on April 30, 1999. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

     1. The eight nominees proposed by the Board of Directors were elected as directors by the following votes:

                     Name                       For                 Withheld
          --------------------------     -----------------     -----------------
            Dr. Ray R. Irani                289,853,102            20,050,019
            Dr. Dale R. Laurance            291,806,398            18,096,723
            Ronald W. Burkle                289,813,602            20,089,519
            Edward P. Djerejian             291,607,923            18,295,198
            John E. Feick                   291,631,906            18,271,215
            Irvin W. Maloney                291,680,948            18,222,173
            Aziz D. Syriani                 290,400,832            19,502,289
            Rosemary Tomich                 289,804,698            20,098,423

     2. A proposal to ratify the selection of Arthur Andersen LLP as Occidental's independent public accountants for 1999 was approved by a vote of 304,469,684 for versus 4,129,279 against. There were 1,304,158 abstentions and no broker non-votes.

     3. A proposal to amend Occidental's Restated Certificate of Incorporation with respect to the number of directors was approved by a vote of 245,791,612 for versus 57,903,649 against. There were 6,207,860 abstentions and no broker non-votes.

     4. A proposal to amend Occidental's 1995 Incentive Stock Plan (the Plan) to increase, among other things, the number of shares of Common Stock available for issuance under the Plan was approved by a vote of 282,973,031 for versus 24,431,433 against. There were 2,498,657 abstentions and no broker non-votes.

     5. A stockholder proposal to have prepared and to distribute a risk analysis was defeated by a vote of 40,925,134 for versus 217,242,426 against. There were 11,503,287 abstentions and 40,232,274 broker non-votes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3.(i)(c) Certificate of Amendment of Restated Certificate of Incorporation of Occidental dated April 30, 1999 (filed as Exhibit 3.(i)(c) to the Registration Statement on Form S-8 of Occidental, File No. 333-78031)

               3.(ii) By-laws of Occidental, as amended through April 30, 1999 (filed as Exhibit 3.(ii) to the Registration Statement on Form S-8 of Occidental, File No. 333-78031)

               4.1 Second Amendment dated as of March 15, 1999, amending that certain Credit Agreement dated as of March 20, 1997, among Occidental and the Banks named therein

               10.1 Occidental Petroleum Corporation 1995 Incentive Stock Plan, as amended (filed as Exhibit B to the Proxy Statement of Occidental for its April 30, 1999, Annual Meeting of Stockholders, File No. 1-9210)

               11 Statement regarding the computation of earnings per share for the three months ended March 31, 1999 and 1998

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 1999 and 1998 and the five years ended December 31, 1998

               27 Financial data schedule for the three month period ended March 31, 1999 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)

          (b)  Reports on Form 8-K

               During the quarter ended March 31, 1999, Occidental filed the following Current Reports on Form 8-K:

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


               From March 31, 1999 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated April 20, 1999 (date of earliest event reported), filed on April 21, 1999, for the purpose of reporting, under Item 5, Occidental's results of operations for the first quarter ended March 31, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OCCIDENTAL PETROLEUM CORPORATION



DATE:  May 14, 1999                    S. P. Dominick, Jr.
                                       -----------------------------------------
                                       S. P. Dominick, Jr., Vice President and
                                       Controller (Chief Accounting and Duly
                                       Authorized Officer)

                                  EXHIBIT INDEX

EXHIBITS

     3.(i)(c) Certificate of Amendment of Restated Certificate of Incorporation of Occidental dated April 30, 1999 (filed as Exhibit 3.(i)(c) to the Registration Statement on Form S-8 of Occidental, File No. 333-78031)

     3.(ii) By-laws of Occidental, as amended through April 30, 1999 (filed as Exhibit 3.(ii) to the Registration Statement on Form S-8 of Occidental, File No. 333-78031)

     4.1 Second Amendment dated as of March 15, 1999, amending that certain Credit Agreement dated as of March 20, 1997, among Occidental and the Banks named therein

     10.1 Occidental Petroleum Corporation 1995 Incentive Stock Plan, as amended (filed as Exhibit B to the Proxy Statement of Occidental for its April 30, 1999, Annual Meeting of Stockholders, File No. 1-9210)

     11 Statement regarding the computation of earnings per share for the three months ended March 31, 1999 and 1998

     12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 1999 and 1998 and the five years ended December 31, 1998

     27 Financial data schedule for the three month period ended March 31, 1999 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)