Form 10-Q
period 1999-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 1999-08-13
CIK 797468

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                Yes  [X]   No  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at June 30, 1999
     ---------------------------               ----------------------------
     Common stock $.20 par value                    348,556,630 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                    CONTENTS

                                                                                      PAGE
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets --
                         June 30, 1999 and December 31, 1998                            2

                    Consolidated Condensed Statements of Operations --
                         Three and six months ended June 30, 1999 and 1998              4

                    Consolidated Condensed Statements of Cash Flows --
                         Six months ended June 30, 1999 and 1998                        5

                    Notes to Consolidated Condensed Financial Statements                6

          Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                           12

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk         19



PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                                  20

          Item 6.   Exhibits and Reports on Form 8-K                                   20

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                              (Amounts in millions)

                                                                                             1999            1998
=================================================================================    ============   =============
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $        267   $          96

     Receivables, net                                                                         753             531

     Inventories                                                                              498             500

     Prepaid expenses, note receivable and other                                              240           1,668
                                                                                     ------------   -------------

         Total current assets                                                               1,758           2,795


LONG-TERM RECEIVABLES, net                                                                    138             121


EQUITY INVESTMENTS                                                                          1,885           1,959


PROPERTY, PLANT AND EQUIPMENT, at cost, net of
     accumulated depreciation, depletion and amortization of $7,325
     at June 30, 1999 and $6,774 at December 31, 1998                                      10,026           9,905


OTHER ASSETS                                                                                  484             472


                                                                                     ------------   -------------
                                                                                     $     14,291   $      15,252
=================================================================================    ============   =============

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                              (Amounts in millions)

                                                                                             1999           1998
=================================================================================   =============   ============
LIABILITIES AND EQUITY

CURRENT LIABILITIES

     Current maturities of long-term debt and capital lease liabilities             $           5   $      1,400

     Notes payable                                                                             25             30

     Accounts payable                                                                         702            613

     Accrued liabilities                                                                      928            865

     Domestic and foreign income taxes                                                          1             23
                                                                                    -------------   ------------
         Total current liabilities                                                          1,661          2,931
                                                                                    -------------   ------------
LONG-TERM DEBT, net of current maturities and unamortized discount                          5,312          5,367
                                                                                    -------------   ------------

DEFERRED CREDITS AND OTHER LIABILITIES

     Deferred and other domestic and foreign income taxes                                     891            825

     Obligation under natural gas delivery commitment                                         458            503

     Other                                                                                  2,098          2,258
                                                                                    -------------   ------------
                                                                                            3,447          3,586
                                                                                    -------------   ------------
MINORITY EQUITY IN SUBSIDIARIES AND PARTNERSHIPS                                              238              5
                                                                                    -------------   ------------

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF A SUBSIDIARY
     TRUST HOLDING SOLELY SUBORDINATED NOTES OF
     OCCIDENTAL                                                                               525             --
                                                                                    -------------   ------------

STOCKHOLDERS' EQUITY

     Nonredeemable preferred stock, stated at liquidation value                               238            243

     Common stock, at par value                                                                70             69

     Additional paid-in capital                                                             3,651          3,814

     Retained earnings (deficit)                                                             (795)          (734)

     Accumulated other comprehensive income                                                   (56)           (29)
                                                                                    -------------   ------------
                                                                                            3,108          3,363
                                                                                    -------------   ------------
                                                                                    $      14,291   $     15,252
=================================================================================   =============   =============

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 (Amounts in millions, except per-share amounts)

                                                                      Three Months Ended          Six Months Ended
                                                                                 June 30                   June 30
                                                                 -----------------------   -----------------------
                                                                       1999         1998          1999        1998
===============================================================  ==========  ===========   ===========  ==========
REVENUES
     Net sales
        Oil and gas operations                                   $      944  $       739   $     1,690  $    1,479
        Chemical operations                                             703          804         1,301       1,764
                                                                 ----------  -----------   -----------  ----------
                                                                      1,647        1,543         2,991       3,243
     Interest, dividends and other income                                43           72            86         150
     Gains (losses) on disposition of assets, net                       (21)         304           (18)        411
     Income from equity investments                                      15            1             7           8
                                                                 ----------  -----------   -----------  ----------
                                                                      1,684        1,920         3,066       3,812
                                                                 ----------  -----------   -----------  ----------
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                                    1,280        1,200         2,367       2,465
     Selling, general and administrative and other
        operating expenses                                              160          213           320         391
     Minority interest                                                   11           --            20          --
     Exploration expense                                                 36           29            52          52
     Interest and debt expense, net                                     129          145           255         276
                                                                 ----------  -----------   -----------  ----------
                                                                      1,616        1,587         3,014       3,184
                                                                 ----------  -----------   -----------  ----------
Income from continuing operations before taxes                           68          333            52         628
Provision for domestic and foreign income and
   other taxes                                                           56          147            97         303
                                                                 ----------  -----------   -----------  ----------
Income (loss) from continuing operations                                 12          186           (45)        325
Discontinued operations, net                                             --           --            --          38
Extraordinary loss, net                                                  (3)          --            (3)         --
Cumulative effect of changes in accounting principles, net               --           --           (13)         --
                                                                 ----------  -----------   -----------  ----------
NET INCOME (LOSS)                                                         9          186           (61)        363
Preferred dividends                                                      (3)          (5)           (7)         (9)
                                                                 ----------  -----------   -----------  ----------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                       $        6  $       181   $       (68) $      354
                                                                 ==========  ===========   ===========  ==========
BASIC EARNINGS PER COMMON SHARE
     Income (loss) from continuing operations                    $      .03  $       .51   $      (.15) $      .90
     Discontinued operations, net                                        --           --            --         .11
     Extraordinary loss, net                                           (.01)          --          (.01)         --
     Cumulative effect of changes in accounting principles, net          --           --          (.04)         --
                                                                 ----------  -----------   -----------  ----------
Basic earnings (loss) per common share                           $      .02  $       .51   $      (.20) $     1.01
                                                                 ==========  ===========   ===========  ==========
DILUTED EARNINGS PER COMMON SHARE
     Income (loss) from continuing operations                    $      .03  $       .49   $      (.15) $      .88
     Discontinued operations, net                                        --           --            --         .10
     Extraordinary loss, net                                           (.01)          --          (.01)         --
     Cumulative effect of changes in accounting principles, net          --           --          (.04)         --
                                                                 ----------  -----------   -----------  ----------
Diluted earnings (loss) per common share                         $      .02  $       .49   $      (.20) $      .98
                                                                 ==========  ===========   ===========  ==========
DIVIDENDS PER COMMON SHARE                                       $      .25  $       .25   $       .50  $      .50
                                                                 ==========  ===========   ===========  ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            348.4        359.1         348.1       351.8
===============================================================  ==========  ===========   ===========  ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                              (Amounts in millions)

                                                                                                  1999         1998
=========================================================================================  ===========  ===========
CASH FLOW FROM OPERATING ACTIVITIES
     Net income (loss) from continuing operations                                          $       (45) $       325
     Adjustments to reconcile income (loss) to net cash provided (used) by operating activities:
         Depreciation, depletion and amortization of assets                                        400          451
         Deferred income tax provision                                                              74          237
         Other noncash charges to income                                                             4           26
         (Gains) losses on disposition of assets, net                                               18         (411)
         Income from equity investments                                                             (7)          (8)
         Exploration expense                                                                        52           52
     Changes in operating assets and liabilities                                                  (217)        (531)
     Other operating, net                                                                         (100)        (157)
                                                                                           -----------  -----------
                                                                                                   179          (16)
     Operating cash flow from discontinued operations                                               --         (244)
                                                                                           -----------  -----------
         Net cash provided (used) by operating activities                                          179         (260)
                                                                                           -----------  -----------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                         (263)        (586)
     Sale of businesses and disposal of property, plant and equipment, net                          17        3,229
     Collection of note receivable related to prior year asset sale                              1,395           --
     Purchase of businesses, net                                                                  (113)      (3,516)
     Other investing, net                                                                           83           18
                                                                                           -----------  -----------
                                                                                                 1,119         (855)
     Investing cash flow from discontinued operations                                               --           (5)
                                                                                           -----------  -----------
         Net cash provided (used) by investing activities                                        1,119         (860)
                                                                                           -----------  -----------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                                  792          901
     Net proceeds from (payments on) commercial paper and revolving credit agreements           (2,123)       1,448
     Proceeds from issuance of trust preferred securities                                          508           --
     Payments on long-term debt and capital lease liabilities                                     (138)        (280)
     Proceeds from issuance of common stock                                                         12           12
     Repurchase of common stock                                                                     --         (744)
     Proceeds (payments) of notes payable                                                            3           (4)
     Cash dividends paid                                                                          (181)        (202)
     Other financing, net                                                                           --           10
                                                                                           -----------  -----------
         Net cash provided (used) by financing activities                                       (1,127)       1,141
                                                                                           -----------  -----------
Increase in cash and cash equivalents                                                              171           21
Cash and cash equivalents--beginning of period                                                      96          113
                                                                                           -----------  -----------
Cash and cash equivalents--end of period                                                   $       267  $       134
=========================================================================================  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1999

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

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of June 30, 1999 and the consolidated results of operations for the three and six months then ended and the consolidated cash flows for the six months then ended. The results of operations and cash flows for the periods ended June 30, 1999 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 1999 presentation.

     Reference is made to Note 1 to the consolidated financial statements in the 1998 Form 10-K for a summary of significant accounting policies.

2.   Extraordinary Loss and Changes in Accounting Principles

     On June 1, 1999 Occidental called for redemption $68.7 million of its 11 1/8 percent senior debentures due June 1, 2019, at a redemption price of
     105.563 percent of the principal amount thereof. Occidental recorded an after-tax extraordinary loss of $3 million in the second quarter of 1999 related to the redemption.

     Effective January 1, 1999, Occidental adopted the provisions of Statement of Position 98-5--"Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires that costs of start-up activities, including organizational costs, be expensed as incurred. The initial application of the statement resulted in a charge to income for costs of previously capitalized start-up activities that have not yet been fully amortized. The initial adoption of SOP 98-5 resulted in a first quarter noncash after-tax charge of $15 million, net of $8 million in taxes, which has been recorded as a cumulative effect of a change in accounting principle.

     Effective January 1, 1999, Occidental adopted the provisions of Emerging Issues Task Force (EITF) issue No. 98-10--"Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which establishes accounting and reporting standards for certain energy trading contracts. EITF No. 98-10 requires that energy trading contracts must be marked-to-market with gains and losses included in earnings and separately disclosed in the financial statements or footnotes thereto. The initial adoption of EITF No. 98-10 resulted in a first quarter noncash after-tax benefit of $2 million, recorded as a cumulative effect of a change in accounting principle.

3.   Comprehensive Income

     Occidental's comprehensive income is composed primarily of net income or loss, foreign currency translation adjustments and minimum pension liability adjustments. Occidental's comprehensive income was a loss of $88 million and income of $356 million for the six months ended June 30, 1999 and 1998, respectively, and a loss of $10 million and income of $181 million for the second quarter of 1999 and 1998, respectively.

     The following table presents Occidental's comprehensive income items (in millions):

                                                                                             Periods Ended June 30
                                                                 -------------------------------------------------
                                                                            Three Months                Six Months
                                                                 -----------------------   -----------------------
                                                                       1999         1998          1999        1998
      =========================================================  ==========  ===========   ===========  ==========

      Net income (loss)                                          $        9  $       186    $      (61)  $     363
      Other comprehensive income items
         Foreign currency translation adjustments                       (20)          (5)          (28)         (5)
         Minimum pension liability adjustments                            1            1             1           1
         Other                                                           --           (1)           --          (3)
                                                                 ----------  -----------   -----------  ----------
      Other comprehensive income, net of tax                            (19)          (5)          (27)         (7)
                                                                 ----------  -----------   -----------  ----------
      Comprehensive income (loss)                                $      (10) $       181    $      (88)  $     356
                                                                 ==========  ===========   ===========  ==========


4.   Asset Acquisitions and Dispositions

     In the second quarter of 1999, Occidental and Unocal International Corporation (Unocal) announced that Occidental agreed to acquire Unocal's oil and gas interests in Yemen and Unocal agreed to acquire Occidental's gas interests in Bangladesh. Although the transactions are scheduled to close in the third quarter of 1999, the second quarter included the estimated results of the transaction which, after tax credits, is not expected to have a significant impact on earnings.

     Effective April 30, 1999, Occidental and The Geon Company (Geon) formed two partnerships. Occidental has a 76 percent controlling interest in a polyvinyl chloride (PVC) resin partnership, which is the larger of the partnerships, and a 10 percent interest in a PVC powder compounding partnership. The PVC resin partnership has also entered into long-term agreements to supply PVC resin to Geon and vinyl chloride monomer (VCM) to both Occidental and Geon. In addition, as part of the transaction, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to Geon. As part of the transaction, Geon realized approximately $104 million through the retention of working capital and the distribution of cash from the PVC resin partnership and the PVC resin partnership undertook approximately $180 million in lease obligations for certain plant facilities. Occidental did not record a significant gain or loss on the transaction.

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

     In the first quarter and second quarter of 1998, Occidental sold certain nonstrategic oil and gas properties located in Venezuela and the United States for aggregate net proceeds of approximately $1 billion. These sales resulted in net pretax gains of approximately $395 million, of which $290 million was recorded in the second quarter of 1998.

     On January 31, 1998, Occidental completed the sale of MidCon, its natural gas transmission and marketing business. In the fourth quarter of 1997, Occidental classified MidCon and its subsidiaries as a discontinued operation.


5.   Supplemental Cash Flow Information

     Cash payments during the six months ended June 30, 1999 and 1998 included federal, foreign and state income taxes of approximately $51 million and $180 million, respectively. Interest paid (net of interest capitalized) totaled approximately $219 million and $235 million for the six months ended June 30, 1999 and 1998, respectively.


6.   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $127 million and $58 million at June 30, 1999 and December 31, 1998, respectively.


7.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

                     Balance at                      June 30, 1999          December 31, 1998
                     ========================     ====================    =====================
                     Raw materials                     $      51                $      38
                     Materials and supplies                  180                      184
                     Work in process                           7                        5
                     Finished goods                          256                      278
                                                       ---------                ---------
                                                             494                      505
                     LIFO adjustment                           4                       (5)
                                                       =========                =========
                     Total                             $     498                $     500
                                                       =========                =========


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

     The Trust Subordinated Notes and the related Oxy Capital Trust I investment in the Trust Subordinated Notes have been eliminated in consolidation and the Preferred Securities are reported as Occidental Obligated Mandatorily Redeemable Trust Preferred Securities of a Subsidiary Trust Holding Solely Subordinated Notes of Occidental in the accompanying consolidated condensed financial statements. Distributions on the Preferred Securities are reported under the caption minority interest, in the statements of operations. Total net proceeds to Occidental were $508 million.


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

     In December 1998, David Croucher and others filed an action in the Federal District Court in Houston, Texas on behalf of persons claiming to have been beneficiaries of the MidCon Employee Stock Ownership Plan (ESOP). The plaintiffs allege that each of the U.S. Trust Company of California (the ESOP Trustee) and the MidCon ESOP Administrative Committee breached its fiduciary duty to the plaintiffs by failing to properly value the securities held by the ESOP, and allege that Occidental actively participated in such conduct. The plaintiffs claim that, as a result of this alleged breach, the ESOP participants are entitled to an additional aggregate distribution of at least $200 million and that Occidental has been unjustly enriched and is liable for failing to make that distribution. Based on the joint motion of the parties, in July 1999, the Court entered an order certifying the case as a class action.

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


13.  Investments

     Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At June 30, 1999, Occidental's equity investments consisted primarily of a 29.5 percent interest in Equistar acquired in May 1998, an investment of approximately 29 percent in the common shares of Canadian Occidental Petroleum Ltd. and interests in various chemical partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                                                             Periods Ended June 30
                                                       -----------------------------------------------------------
                                                                      Three Months                      Six Months
                                                       ---------------------------     ---------------------------
                                                              1999            1998            1999            1998
                                                       ===========     ===========     ===========     ===========
            Revenues                                   $       548     $       396     $     1,052     $       606
            Costs and expenses                                 533             395           1,045             598
                                                       -----------     -----------     -----------     -----------
            Net income                                 $        15     $         1     $         7     $         8
                                                       ===========     ===========     ===========     ===========

14.  Summarized Financial Information of Wholly-Owned Subsidiary

     Occidental has guaranteed the payments of principal of, and interest on, certain publicly traded debt securities of its subsidiary, OXY USA Inc. (OXY USA). The following tables present summarized financial information for OXY USA (in millions):

                                                                                             Periods Ended June 30
                                                       -----------------------------------------------------------
                                                                      Three Months                      Six Months
                                                       ---------------------------     ---------------------------
                                                              1999            1998            1999            1998
                                                       ===========     ===========     ===========     ===========
            Revenues                                   $       122     $       448     $       223     $       844
            Costs and expenses                                 121             333             224             641
                                                       -----------     -----------     -----------     -----------
            Net income (loss)                          $         1     $       115(a)  $        (1)    $       203
                                                       ===========     ===========     ===========     ===========

            (a) Includes net gains on the sale of certain nonstrategic assets of $106 million.


            Balance at                                         June 30, 1999                   December 31, 1998
            =================================           ===========================          =====================
            Current assets                                     $         40                        $        67
            Intercompany receivable                            $         88                        $       170
            Noncurrent assets                                  $      1,607                        $     1,673
            Current liabilities                                $        181                        $       237
            Interest bearing note to parent                    $         64                        $        73
            Noncurrent liabilities                             $        802                        $       909
            Stockholders' equity                               $        688                        $       691


15.  Industry Segments

     The following table presents Occidental's interim industry segment disclosures (in millions):


                                                        Oil and Gas              Chemical          Corporate               Total
      ========================================      ===============      ================      =============      ==============
      Six months ended June 30, 1999
          Net sales                                 $         1,690      $          1,301      $          --      $        2,991
                                                    ===============      ================      =============      ==============
          Pretax operating profit (loss)            $           337      $             43      $        (328)(a)  $           52
          Income taxes                                         (109)                   (5)                17 (b)             (97)
          Extraordinary loss, net                                --                    --                 (3)                 (3)
          Cumulative effect of changes in
             accounting principles, net                          --                    --                (13)                (13)
                                                    ---------------      ----------------      -------------      --------------
          Net income (loss)                         $           228      $             38      $        (327)     $          (61)
      ========================================      ===============      ================      =============      ==============
      Six months ended June 30, 1998
          Net sales                                 $         1,479      $          1,764      $          --      $        3,243
                                                    ===============      ================      =============      ==============
          Pretax operating profit (loss)            $           694(c)   $            216      $        (282)(a)  $          628
          Income taxes                                          (82)                    2               (223)(b)            (303)
          Discontinued operations, net                           --                    --                 38                  38
                                                    ---------------      ----------------      -------------      --------------
          Net income (loss)                         $           612      $            218      $        (467)     $          363
      ========================================      ===============      ================      =============      ==============

     (a) Includes unallocated net interest expense, administration expense and other items.
     (b) Includes unallocated income taxes.
     (c) Includes net pretax gains of approximately $395 million related to the sale of nonstrategic assets located in Venezuela and the United States.

16.  Subsequent Event

     As previously disclosed, in April 1996, Occidental acquired a 64 percent interest in INDSPEC Holding Corporation (INDSPEC), a leading manufacturer of resorcinol, a bonding agent principally used in tires, with other flame retardant applications. In the third quarter of 1999, pursuant to a series of transactions, Occidental indirectly acquired ownership of INDSPEC through the issuance of approximately 3.2 million shares of Occidental common stock at an estimated value of approximately $68 million. As a result of the transactions, Occidental owns 100 percent of the stock of INDSPEC, which has approximately $80 million of long-term debt outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Occidental reported a net loss for the first six months of 1999 of $61 million, on net sales of $3.0 billion, compared with net income of $363 million, on net sales of $3.2 billion, for the same period of 1998. Occidental's net income for the second quarter of 1999 was $9 million, on net sales of $1.6 billion, compared with net income of $186 million, on net sales of $1.5 billion, for the same period of 1998. Basic earnings per common share were a loss of $.20 for the first six months of 1999, compared with earnings per share of $1.01 for the same period of 1998. Basic earnings per common share were $.02 for the second quarter of 1999, compared with earnings per share of $.51 for the same period of 1998.

The 1999 second quarter earnings included an after-tax extraordinary loss of $3 million related to the early extinguishment of debt. The 1999 results also included a second quarter gain of $12 million related to the sale of a chemical plant by an equity affiliate. Results before special items were earnings of $4 million and a loss of $64 million for the three and six months ended June 30, 1999, respectively, compared with earnings of $47 million and $136 million for the same periods in 1998, respectively. The decrease in earnings before special items, in both periods, primarily reflected lower prices for chlorine and caustic soda, however, the second quarter 1999 earnings, compared with the same period in 1998, also reflected higher worldwide crude oil prices. The 1998 earnings for the first six months included net pretax gains of approximately $395 million from the sale of certain nonstrategic oil and gas properties, in Venezuela and the United States, of which $290 million was recorded in the second quarter. The 1998 earnings also included $30 million for reorganization and other charges in the chemical division in the second quarter and an after-tax benefit of $38 million to reflect the closing of the sale of MidCon Corp. (MidCon), the natural gas transmission and marketing subsidiary, and the finalization of the discontinued operations reserve in the first quarter.

The increase in net sales for the three months ended June 30, 1999, compared with the same period in 1998, primarily reflected higher worldwide crude oil prices and higher oil and gas trading revenues in the oil and gas division and revenues related to a new polyvinyl chloride (PVC) resin partnership partially offset by lower prices for chlorine and caustic soda and also reflected the absence of revenues related to the petrochemical assets contributed to Equistar Chemicals, LP (Equistar) in May 1998. The decrease in net sales for the six months ended June 30, 1999, compared with the same period in 1998, primarily reflected the absence of revenues related to the petrochemical assets contributed to Equistar and lower prices for chlorine and caustic soda partially offset by revenues related to the PVC resin partnership and higher oil and gas trading revenues.

Interest, dividends and other income for the three and six months ended June 30, 1998 included, among other things, interest earned on a $1.4 billion note received (the $1.4 billion note receivable) in exchange for a note previously issued to Occidental by the MidCon Corp. ESOP Trust. Gains on disposition of assets in 1998, included the sales of certain nonstrategic oil and gas properties. The loss on disposition of assets for 1999 included the estimated results related to the announcement that Occidental agreed to acquire Unocal International Corporation's (Unocal) oil and gas interests in Yemen and that Unocal agreed to acquire Occidental's gas interests in Bangladesh which, after tax credits, will not have a significant impact on earnings. The transactions are scheduled to close in the third quarter of 1999. Income from equity investments in 1999 included the second quarter gain of $12 million related to the sale of a chemical plant by an equity affiliate. Minority interest includes $19 million of distributions on the Trust Preferred Securities and the minority interest in the net income of subsidiaries and partnerships.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):

                                                                                             Periods Ended June 30
                                                              ----------------------------------------------------
                                                                          Three Months                  Six Months
                                                              ------------------------    ------------------------
                                                                    1999          1998          1999          1998
============================================================= ==========    ==========    ==========    ==========
DIVISIONAL NET SALES
     Oil and Gas                                              $      944    $      739    $    1,690    $    1,479
     Chemical                                                        703           804         1,301         1,764
                                                              ----------    ----------    ----------    ----------
NET SALES                                                     $    1,647    $    1,543    $    2,991    $    3,243
                                                              ==========    ==========    ==========    ==========
DIVISIONAL EARNINGS
     Oil and Gas                                              $      165    $      380    $      228    $      612
     Chemical                                                         29            60            38           218
                                                              ----------    ----------    ----------    ----------
                                                                     194           440           266           830
UNALLOCATED CORPORATE ITEMS
     Interest expense, net                                          (123)         (118)         (239)         (230)
     Income taxes, administration and other                          (59)         (136)          (72)         (275)
                                                              ----------    ----------    ----------    ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                              12           186           (45)          325
Discontinued operations, net                                          --            --            --            38
Extraordinary loss, net                                               (3)           --            (3)           --
Cumulative effect of changes in accounting
   principles, net                                                  --            --           (13)           --
                                                              ----------    ----------    ----------    ----------
NET INCOME (LOSS)                                             $        9    $      186    $      (61)   $      363
============================================================= ==========    ==========    ==========    ==========

Oil and gas earnings for the first six months of 1999 were $228 million, compared with $612 million for the same period of 1998. Oil and gas divisional earnings before special items were $228 million for the first six months of 1999, compared with $217 million for the first six months of 1998. Oil and gas earnings for the second quarter of 1999 were $165 million, compared with $380 million for the same period of 1998. Oil and gas earnings before special items were $165 million for the second quarter of 1999, compared with $90 million for the second quarter of 1998. The increase in earnings before special items for the three months ended June 30, 1999, compared with the same period in 1998, reflected the impact of higher worldwide crude oil prices, increased international production and lower costs, partially offset by higher exploration expense. The first six months of 1998 earnings included pretax gains of approximately $395 million related to the sale of nonstrategic assets located in Venezuela and the United States, of which $290 million was recorded in the second quarter. The increase in revenues for the three and six months ended June 30, 1999, compared with the same periods in 1998, reflected the impact of higher oil and gas trading activity and higher worldwide crude oil prices in the second quarter of 1999. Approximately 38 percent and 30 percent of oil and gas net sales were attributed to oil and gas trading activity in the first six months of 1999 and 1998, respectively. The results of oil and gas trading were not significant. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

Chemical earnings for the first six months of 1999 were $38 million, compared with $218 million for the same period of 1998. The 1999 results included a second quarter gain of $12 million related to the sale of a chemical plant by an equity affiliate. Chemical earnings before special items were $26 million for the first six months of 1999, compared with $248 million for the first six months of 1998. Chemical earnings for the second quarter of 1999 were $29 million, compared with $60 million for the same period of 1998. Chemical earnings before special items were $17 million for the second quarter of 1999, compared with $90 million for the second quarter of 1998. The 1998 earnings reflected a $30 million pretax charge for reorganization and other costs. The decrease in earnings before special items in both periods primarily reflected the impact of lower prices for chlorine and caustic soda. The decrease in sales for both periods reflected the absence of revenues related to the petrochemical assets contributed to Equistar and lower prices for chlorine and caustic soda partially offset by revenues related to the PVC resin partnership. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors, accordingly, Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products.

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first six months of 1999 and 1998, divisional earnings benefited by $41 million and $19 million, respectively, from credits allocated. This included credits of $33 million and $8 million at oil and gas and chemical, respectively, in the first six months of 1999 and $6 million and $13 million at oil and gas and chemical, respectively, for the first six months of 1998. The higher 1999 amounts related to the transactions with Unocal.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities from continuing operations was $179 million for the first six months of 1999, compared with net cash used of $16 million for the same period of 1998. Changes in operating assets and liabilities reflected lower net working capital usage for the first six months of 1999, compared with the same period in 1998. Other operating expenses in 1998 reflected higher payments for non-operating uses such as litigation, deferred compensation and environmental costs. Included in total cash flow from operating activities in 1998 was cash used by discontinued operations of $244 million which included the effect of $250 million of receivables repurchased in connection with the sale of MidCon.

Occidental's net cash provided by investing activities was $1.1 billion for the first six months of 1999, compared with net cash used of $860 million for the same period of 1998. The 1999 amount included the proceeds from the $1.4 billion note receivable. The 1999 amount also reflected net cash used of $113 million in connection with the formation of a PVC resin partnership. The 1998 amount reflected cash used of $3.5 billion for the purchase of the Elk Hills Field and also reflected proceeds of $3.2 billion, primarily from the sale of MidCon and certain nonstrategic oil and gas properties, as well as disposals of property, plant and equipment. Capital expenditures for the first six months of 1999 were $263 million, including $205 million in oil and gas and $55 million in chemical. Capital expenditures were $586 million for the first six months of 1998, including $419 million in oil and gas and $166 million in chemical.

Financing activities used net cash of $1.1 billion in the first six months of 1999, compared with cash provided of $1.1 billion for the same period of 1998. The 1999 amount reflected the use of the proceeds from the $1.4 billion note receivable to repay outstanding debt and for the payment of dividends of $181 million. The 1998 amount reflected net cash provided of $2.1 billion primarily from proceeds from borrowings to fund a portion of the acquisition of the Elk Hills Field in February 1998. The 1998 amount also included cash used of $744 million for the repurchase of 26.3 million shares of Occidental common stock and $202 million for the payment of dividends.

Effective April 30, 1999, Occidental and The Geon Company (Geon) formed two partnerships. Occidental has a 76 percent controlling interest in a PVC resin partnership which is the larger of the partnerships and a 10 percent interest in a PVC powder compounding partnership. The PVC resin partnership has also entered into long-term agreements to supply PVC resin to Geon and vinyl chloride monomer
(VCM) to Occidental and Geon. In addition, as part of the transaction, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to Geon. As part of the transaction, Geon realized approximately $104 million through the retention of working capital and the distribution of cash from the PVC resin partnership and the PVC resin partnership undertook approximately $180 million in lease obligations for certain plant facilities. The Geon alliance should further strengthen Occidental's PVC and VCM position, and Occidental believes that the Geon alliance will create synergies for its chlorovinyls business. Occidental did not record a significant gain or loss on the transaction.

As previously disclosed, in April 1996, Occidental acquired a 64 percent interest in INDSPEC Holding Corporation (INDSPEC), a leading manufacturer of resorcinol, a bonding agent principally used in tires, with other flame retardant applications. In the third quarter of 1999, pursuant to a series of transactions, Occidental indirectly acquired ownership of INDSPEC through the issuance of approximately 3.2 million shares of Occidental common stock at an estimated value of approximately $68 million. As a result of the transactions, Occidental owns 100 percent of the stock of INDSPEC, which has approximately $80 million of long-term debt outstanding.

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

On June 1, 1999 Occidental called for redemption $68.7 million of its 11 1/8 percent senior debentures due June 1, 2019, at a redemption price of 105.563 percent of the principal amount thereof. Occidental recorded an after-tax extraordinary loss of $3 million in the second quarter of 1999 related to the redemption.

On June 30, 1999, Occidental established a program under which Occidental may offer, from time to time, up to $1 billion aggregate initial offering price of its Medium-Term Senior Notes, Series C and its Medium-Term Subordinated Notes, Series A.

Occidental expects to have sufficient cash in 1999 for its operating needs, capital expenditure requirements, dividend payments and debt repayments. Occidental currently expects to spend, in total, $500 million on its 1999 capital spending program, of which approximately $380 million has been allocated to oil and gas and approximately $120 million has been allocated to chemical. Available but unused lines of committed bank credit totaled approximately $2.1 billion at June 30, 1999, compared with $1.5 billion at December 31, 1998.

The balance in cash and cash equivalents at June 30, 1999 included a portion of the proceeds of the February 1999 issuance of senior notes. The balance in prepaid expenses, note receivable and other at December 31, 1998 includes the $1.4 billion note receivable that was collected in January 1999. The higher balance in receivables at June 30, 1999, compared with December 31, 1998 reflected additional receivables resulting from the accounting consolidation of the new PVC resin partnership.

Current maturities of long-term debt and capital lease liabilities decreased reflecting the current portion of long-term debt that was paid in the first quarter of 1999 using the proceeds of the $1.4 billion note receivable. Minority equity in subsidiaries and partnerships at June 30, 1999, primarily reflects the minority interest in the net assets of the newly formed polyvinyl chloride partnership.

Effective January 1, 1999, Occidental adopted the provisions of Statement of Position 98-5--"Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires that costs of start-up activities, including organizational costs, be expensed as incurred. The initial application of the statement resulted in a charge to income for costs of previously capitalized start-up activities that have not yet been fully amortized. The initial adoption of SOP 98-5 resulted in a first quarter noncash after-tax charge of $15 million, net of $8 million in taxes, which has been recorded as a cumulative effect of a change in accounting principle.

Effective January 1, 1999, Occidental adopted the provisions of Emerging Issues Task Force (EITF) issue No. 98-10--"Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which establishes accounting and reporting standards for certain energy trading contracts. EITF No. 98-10 requires that energy trading contracts must be marked-to-market with gains and losses included in earnings and separately disclosed in the financial statements or footnotes thereto. The initial adoption of EITF No. 98-10 resulted in a first quarter noncash after-tax benefit of $2 million, recorded as a cumulative effect of a change in accounting principle.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133--"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. Recently the FASB voted to defer the effective date of SFAS No. 133 for one year. Occidental must implement SFAS No. 133 by the first quarter of 2001 and has not yet made a final determination of its impact on the financial statements.

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

Inventory and assessment activities are complete. This data is continuously updated as new information becomes available and Occidental expects this to continue throughout the Y2K effort. Overall remediation efforts are estimated at approximately 90 percent complete. The coincidental replacement of several major existing systems is on schedule to be completed prior to January 1, 2000; these efforts began before the Y2K efforts were initiated and the timing for completion of these projects has not been accelerated as a result of Y2K issues.

Costs for Y2K efforts are not being accumulated separately. Much of the cost is being accounted for as part of normal operating budgets. Overall, the costs, including amounts incurred to date, are estimated to be approximately $40 million. Approximately half the cost is related to control systems while the remainder relates to information technology software and hardware. Overall, the costs are not expected to have a significant effect on Occidental's consolidated financial position or results of operations.

The risks associated with the Y2K issue can be substantial from the standpoint of reliance on third parties. Communication with customers, suppliers and equity partners to determine the extent of their Y2K efforts, including selected site visits with several utilities and some close-linked customers, is an integral part of the program. Occidental, like most companies, is reliant on third parties for a wide variety of goods and services - from raw materials to utility services. Occidental's efforts include addressing the "supply chain" issues to minimize the potential impact of a major supplier (or customer) experiencing a Y2K problem that would adversely affect Occidental.

Because of these company-wide efforts, Occidental believes that appropriate actions are being taken to minimize the risk to its operations and financial condition.

Contingency plans that address a reasonably likely worst case scenario are approximately 60 percent complete. These plans address key systems and third parties that present potential significant risk and analyze the strategies and resources necessary to restore operations in the unlikely event that an interruption does occur. The plans also outline a recovery program detailing the necessary participants, processes and equipment needed to restore operations. Contingency plans are expected to be finalized during the third quarter of 1999.

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

As of June 30, 1999, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 155 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 155 sites include 58 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability. Of the remaining 97 sites, Occidental has denied involvement at 11 sites and has yet to determine involvement in 19 sites. With respect to the remaining 67 of these sites, Occidental is in various stages of evaluation, and the extent of liability retained by Maxus Energy Corporation is disputed at 2 of these sites. For 60 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 60 sites include 13 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements.

For the remaining 7 of the 67 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended June 30, 1999 there were no material changes in the information provided under Item 305 of Regulation S-K included under the caption "Hedging Activities" as part of Occidental's Management's Discussion and Analysis section of Occidental's 1998 Annual Report on Form 10-K.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1998 Annual Report on Form 10-K,
Item 3 of Part II of Occidental's 1999 First Quarter Report on Form 10-Q and
Note 9 to the consolidated condensed financial statements in Part I hereof.

In 1996, a judgment of $742 million was entered in favor of Occidental's OXY USA Inc. subsidiary against Chevron USA (Chevron) by a state district court in Tulsa, Oklahoma. The unanimous jury verdict was for approximately $229 million in compensatory damages for breach of a 1982 merger agreement and interest on these damages from 1982 to the date of judgment. On March 2, 1999, the Oklahoma Supreme Court affirmed the trial court judgment in all respects. On June 22, 1999, the Oklahoma Supreme Court denied Chevron's petition for rehearing. As of July 31, 1999, the total amount of the award, including accrued interest, had increased to approximately $970 million. Chevron has until September 20, 1999 to file a petition to the United States Supreme Court to review the judgment and Chevron has indicated it will do so.


ENVIRONMENTAL PROCEEDINGS

In April 1998, a civil action was filed on behalf of the U.S. Environmental Protection Agency against OxyChem relating to the Centre County Kepone Superfund Site at State College, Pennsylvania. The lawsuit seeks approximately $12 million in penalties and governmental response costs, a declaratory judgment that OxyChem is a liable party under CERCLA, and an order requiring OxyChem to carry out the remedy that is being performed by the site owner. In October 1998, the U.S. District Court for the Middle District of Pennsylvania granted OxyChem's motion to dismiss the United States' case. In February 1999, the United States filed an appeal to the United States Court of Appeals for the Third Circuit. In July 1999, oral argument was held before the Third Circuit.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3.(i)(d) Certificate of Elimination of the $3.875 Cumulative Convertible Preferred Stock of Occidental Petroleum Corporation dated July 16, 1999

               3.(i)(e) Certificate of Elimination of the $3.875 Cumulative Convertible Voting Preferred Stock of Occidental Petroleum Corporation dated July 16, 1999

               3.(i)(f) Certificate of Elimination of the Cumulative MidCon-Indexed Convertible Preferred Stock of Occidental Petroleum Corporation dated July 16, 1999

               4.1* Officers' Certificate, dated June 30, 1999, pursuant to the Indenture (Senior Debt Securities), dated as of April 1, 1998, between Occidental and The Bank of New York, as trustee, and the Indenture (Subordinated Debt Securities), dated as of January 20, 1999, between Occidental and The Bank of New York, as trustee, including the forms of the Notes (filed as Exhibit 4.1 to Occidental's Current Report on Form 8-K dated June 30, 1999 (date of earliest event reported), filed July 5, 1999, File No. 1-9210)

               10.1 Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (as Amended April 29,
                         1999)

               10.2 Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors

               10.3 Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors

               10.4* Distribution Agreement, dated June 30, 1999, among Occidental Petroleum Corporation and Chase Securities Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. (filed as Exhibit
                         1.1 to Occidental's Current Report on Form 8-K dated June 30, 1999 (date of earliest event reported), filed July 5, 1999, File No. 1-9210)

               11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 1999 and 1998

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 1999 and 1998 and the five years ended December 31, 1998

               27 Financial data schedule for the six-month period ended June 30, 1999 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)


               *Incorporated herein by reference


          (b)  Reports on Form 8-K

               During the quarter ended June 30, 1999, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated April 20, 1999 (date of earliest event reported), filed on April 21, 1999, for the purpose of reporting, under Item 5, Occidental's results of operations for the first quarter ended March 31, 1999.


               From June 30, 1999 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated June 30, 1999 (date of earliest event reported), filed on July 6, 1999, for the purpose of reporting, under Item 5, the commencement of a $1 billion medium-term note program and under Item 7, certain exhibits related to the program.

               2. Current Report on Form 8-K dated July 20, 1999 (date of earliest event reported), filed on July 21, 1999, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OCCIDENTAL PETROLEUM CORPORATION



DATE:  August 13, 1999                 S. P. Dominick, Jr.
                                       -----------------------------------------
                                       S. P. Dominick, Jr., Vice President and
                                       Controller (Chief Accounting and Duly
                                       Authorized Officer)

                                  EXHIBIT INDEX


EXHIBITS
--------

     3.(i)(d) Certificate of Elimination of the $3.875 Cumulative Convertible Preferred Stock of Occidental Petroleum Corporation dated July 16, 1999

     3.(i)(e) Certificate of Elimination of the $3.875 Cumulative Convertible Voting Preferred Stock of Occidental Petroleum Corporation dated July 16, 1999

     3.(i)(f) Certificate of Elimination of the Cumulative MidCon-Indexed Convertible Preferred Stock of Occidental Petroleum Corporation dated July 16, 1999

     4.1* Officers' Certificate, dated June 30, 1999, pursuant to the Indenture (Senior Debt Securities), dated as of April 1, 1998, between Occidental and The Bank of New York, as trustee, and the Indenture (Subordinated Debt Securities), dated as of January 20, 1999, between Occidental and The Bank of New York, as trustee, including the forms of the Notes (filed as Exhibit 4.1 to Occidental's Current Report on Form 8-K dated June 30, 1999 (date of earliest event reported), filed July 5, 1999, File No.
               1-9210)

     10.1 Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (as Amended April 29, 1999)

     10.2 Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors

     10.3 Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors

     10.4* Distribution Agreement, dated June 30, 1999, among Occidental Petroleum Corporation and Chase Securities Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. (filed as Exhibit 1.1 to Occidental's Current Report on Form 8-K dated June 30, 1999 (date of earliest event reported), filed July 5, 1999, File No. 1-9210)

     11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 1999 and 1998

     12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 1999 and 1998 and the five years ended December 31, 1998

     27 Financial data schedule for the six-month period ended June 30, 1999 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)


     *Incorporated herein by reference