Form 10-Q
period 1999-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 1999-11-12
CIK 797468

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                Yes  [X]   No  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at September 30, 1999
     ---------------------------             ---------------------------------
     Common stock $.20 par value                    367,577,893 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                    CONTENTS

                                                                                      PAGE
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets --
                         September 30, 1999 and December 31, 1998                       2

                    Consolidated Condensed Statements of Operations --
                         Three and nine months ended September 30, 1999 and 1998        4

                    Consolidated Condensed Statements of Cash Flows --
                         Nine months ended September 30, 1999 and 1998                  5

                    Notes to Consolidated Condensed Financial Statements                6

          Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                           12

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk         19



PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                                  20

          Item 6.   Exhibits and Reports on Form 8-K                                   20

                          PART I FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                              (Amounts in millions)

                                                                                             1999           1998
=================================================================================    ============   ============
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $        151   $         96

     Receivables, net                                                                         674            531

     Inventories                                                                              498            500

     Prepaid expenses, note receivable and other                                              168          1,668
                                                                                     ------------   ------------

         Total current assets                                                               1,491          2,795


LONG-TERM RECEIVABLES, net                                                                    149            121



EQUITY INVESTMENTS                                                                          1,780          1,959



PROPERTY, PLANT AND EQUIPMENT, at cost, net of
     accumulated depreciation, depletion and amortization of $7,496
     at September 30, 1999 and $6,774 at December 31, 1998                                 10,228          9,905



OTHER ASSETS                                                                                  487            472




                                                                                     ------------   ------------

                                                                                     $     14,135   $     15,252
=================================================================================    ============   ============

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1999 and December 31, 1998
                              (Amounts in millions)


                                                                                             1999           1998
=================================================================================    ============   ============
LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt and capital lease liabilities              $          5   $      1,400
     Notes payable                                                                             27             30
     Accounts payable                                                                         619            613
     Accrued liabilities                                                                      884            865
     Domestic and foreign income taxes                                                         42             23
                                                                                     ------------   ------------

         Total current liabilities                                                          1,577          2,931
                                                                                     ------------   ------------

LONG-TERM DEBT, net of current maturities and unamortized discount                          5,144          5,367
                                                                                     ------------   ------------


DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred and other domestic and foreign income taxes                                     967            825
     Obligation under natural gas delivery commitment                                         435            503
     Other                                                                                  2,042          2,258
                                                                                     ------------   ------------

                                                                                            3,444          3,586
                                                                                     ------------   ------------

MINORITY EQUITY IN SUBSIDIARIES AND PARTNERSHIPS                                              245              5
                                                                                     ------------   ------------

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF A SUBSIDIARY
     TRUST HOLDING SOLELY SUBORDINATED NOTES OF
     OCCIDENTAL                                                                               509             --
                                                                                     ------------   ------------

STOCKHOLDERS' EQUITY
     Nonredeemable preferred stock, stated at liquidation value                                --            243
     Common stock, at par value                                                                73             69
     Additional paid-in capital                                                             3,869          3,814
     Retained earnings (deficit)                                                             (669)          (734)
     Accumulated other comprehensive income                                                   (57)           (29)
                                                                                     ------------   ------------

                                                                                            3,216          3,363
                                                                                     ------------   ------------

                                                                                     $     14,135   $     15,252
=================================================================================    ============   ============

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                 (Amounts in millions, except per-share amounts)

                                                                     Three Months Ended         Nine Months Ended
                                                                           September 30              September 30
                                                                 ----------------------    ----------------------
                                                                      1999         1998          1999        1998
===============================================================  ==========  ==========    ==========  ==========
REVENUES
   Net sales
      Oil and gas operations                                     $    1,265  $    1,030    $    2,955  $    2,509
      Chemical operations                                               848         631         2,149       2,395
                                                                 ----------  ----------    ----------  ----------
                                                                      2,113       1,661         5,104       4,904
   Interest, dividends and other income                                  32          39           118         189
   Gains (losses) on disposition of assets, net                           7         133           (11)        544
   Income from equity investments                                        27           2            34          10
                                                                 ----------  ----------    ----------  ----------
                                                                      2,179       1,835         5,245       5,647
                                                                 ----------  ----------    ----------  ----------
COSTS AND OTHER DEDUCTIONS
   Cost of sales                                                      1,600       1,373         3,967       3,838
   Selling, general and administrative and other
        operating expenses                                              168         181           488         572
   Minority interest                                                     16          --            36          --
   Exploration expense                                                   11          27            63          79
   Interest and debt expense, net                                       125         136           380         412
                                                                 ----------  ----------    ----------  ----------
                                                                      1,920       1,717         4,934       4,901
                                                                 ----------  ----------    ----------  ----------
Income from continuing operations before taxes                          259         118           311         746
Provision for domestic and foreign income and
   other taxes                                                          133          80           230         383
                                                                 ----------  ----------    ----------  ----------
Income from continuing operations                                       126          38            81         363
Discontinued operations, net                                             --          --            --          38
Extraordinary loss, net                                                  --          --            (3)         --
Cumulative effect of changes in accounting principles, net               --          --           (13)         --
                                                                 ----------  ----------    ----------  ----------
NET INCOME                                                              126          38            65         401
Preferred dividends                                                      --          (4)           (7)        (13)
                                                                 ----------  ----------    ----------  ----------
EARNINGS APPLICABLE TO COMMON STOCK                              $      126  $       34    $       58  $      388
                                                                 ==========  ==========    ==========  ==========
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                             $      .35  $     .10     $      .22  $     1.00
   Discontinued operations, net                                          --           --           --         .11
   Extraordinary loss, net                                               --           --         (.01)         --
   Cumulative effect of changes in accounting principles, net            --           --         (.04)         --
                                                                 ----------  ----------    ----------  ----------
Basic earnings per common share                                  $      .35  $     .10     $      .17  $     1.11
                                                                 ==========  ===========   ==========  ==========
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations                             $      .35  $     .10     $      .22  $      .99
   Discontinued operations, net                                          --           --           --         .10
   Extraordinary loss, net                                               --           --         (.01)         --
   Cumulative effect of changes in accounting principles, net            --           --         (.04)         --
                                                                 ----------  ----------    ----------  ----------
Diluted earnings per common share                                $      .35  $     .10     $      .17  $     1.09
                                                                 ==========  ===========   ==========  ==========
DIVIDENDS PER COMMON SHARE                                       $      .25  $     .25     $      .75  $      .75
                                                                 ==========  ===========   ==========  ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            357.6        350.0        351.3       351.2
===============================================================  ==========  ===========   ==========  ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                              (Amounts in millions)

                                                                                                  1999         1998
=========================================================================================  ===========  ===========
CASH FLOW FROM OPERATING ACTIVITIES
   Net income from continuing operations                                                   $        81  $       363
   Adjustments to reconcile income to net cash provided (used) by operating activities:
      Depreciation, depletion and amortization of assets                                           598          653
      Deferred income tax provision                                                                 53          319
      Other noncash charges to income                                                               12           41
      (Gains) losses on disposition of assets, net                                                  11         (544)
      Income from equity investments                                                               (34)         (10)
      Exploration expense                                                                           63           79
   Changes in operating assets and liabilities                                                    (131)        (596)
   Other operating, net                                                                           (144)        (227)
                                                                                           -----------  -----------
                                                                                                   509           78
   Operating cash flow from discontinued operations                                                 --         (244)
                                                                                           -----------  -----------
      Net cash provided (used) by operating activities                                             509         (166)
                                                                                           -----------  -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                           (383)        (840)
   Sale of businesses and disposal of property, plant and equipment, net                            39        3,326
   Collection of note receivable                                                                 1,395           --
   Purchase of businesses, net                                                                    (127)      (3,528)
   Buyout of operating leases                                                                      (17)          --
   Other investing, net                                                                             96           48
                                                                                           -----------  -----------
                                                                                                 1,003         (994)
   Investing cash flow from discontinued operations                                                 --           (5)
                                                                                           -----------  -----------
      Net cash provided (used) by investing activities                                           1,003         (999)
                                                                                           -----------  -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                                                    792          913
   Net proceeds from (payments on) commercial paper and revolving credit agreements             (2,050)       1,775
   Proceeds from issuance of trust preferred securities                                            508           --
   Payments on long-term debt and capital lease liabilities                                       (459)        (313)
   Proceeds from issuance of common stock                                                           17           22
   Repurchase of common stock                                                                       --         (937)
   Proceeds (payments) of notes payable                                                              7           (5)
   Cash dividends paid                                                                            (272)        (296)
   Other financing, net                                                                             --           11
                                                                                           -----------  -----------
      Net cash provided (used) by financing activities                                          (1,457)       1,170
                                                                                           -----------  -----------
Increase in cash and cash equivalents                                                               55            5
Cash and cash equivalents--beginning of period                                                      96          113
                                                                                           -----------  -----------
Cash and cash equivalents--end of period                                                   $       151  $       118
=========================================================================================  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1999

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

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of September 30, 1999 and the consolidated results of operations for the three and nine months then ended and the consolidated cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 30, 1999 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

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

3.   Comprehensive Income

     Occidental's comprehensive income is composed primarily of net income, foreign currency translation adjustments and minimum pension liability adjustments. Occidental's comprehensive income was $37 million and $383 million for the nine months ended September 30, 1999 and 1998, respectively, and $124 million and $27 million for the third quarter of 1999 and 1998, respectively.

     The following table presents Occidental's comprehensive income items (in millions):

                                                                                    Periods Ended September 30
                                                           ---------------------------------------------------
                                                                       Three Months                Nine Months
                                                           ------------------------   ------------------------
                                                                  1999         1998          1999         1998
      ===================================================  ===========  ===========   ===========  ===========

      Net income                                           $       126  $        38   $        65  $       401
      Other comprehensive income items
           Foreign currency translation adjustments                 (2)          (8)          (29)         (13)
           Minimum pension liability adjustments                    --           (1)           --           --
           Other                                                    --           (2)            1           (5)
                                                           -----------  -----------   -----------  -----------
      Other comprehensive income, net of tax                        (2)         (11)          (28)         (18)
                                                           -----------  -----------   -----------  -----------
      Comprehensive income                                 $       124  $        27   $        37  $       383
                                                           ===========  ===========   ===========  ===========

4.   Asset Acquisitions and Dispositions

     As previously disclosed, in April 1996, Occidental acquired a 64 percent interest in INDSPEC Holding Corporation (INDSPEC), a leading manufacturer of resorcinol, a bonding agent principally used in tires, with other flame retardant applications. In the third quarter of 1999, pursuant to a series of transactions, Occidental indirectly acquired the minority ownership of INDSPEC through the issuance of approximately 3.2 million shares of Occidental common stock at an estimated value of approximately $68 million and the assumption of approximately $80 million of bank debt. As a result of the transactions, Occidental owns 100 percent of the stock of INDSPEC.

     In the third quarter of 1999, Occidental acquired Unocal International Corporation's (Unocal) oil and gas interests in Yemen and Unocal acquired Occidental's gas interests in Bangladesh. Although the transactions closed early in the third quarter of 1999, the second quarter included the results of the transaction which, after tax credits, did not have a significant impact on earnings.

     Effective April 30, 1999, Occidental and The Geon Company (Geon) formed two partnerships. Occidental has a 76 percent controlling interest in a polyvinyl chloride (PVC) resin partnership, which is the larger of the partnerships, and a 10 percent interest in a PVC powder compounding partnership. The PVC resin partnership has also entered into long-term agreements to supply PVC resin to Geon and vinyl chloride monomer (VCM) to both Occidental and Geon. In addition, as part of the transaction, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to Geon. As part of the transaction, Geon realized approximately $104 million through the retention of working capital and the distribution of cash from the PVC resin partnership and the PVC resin partnership undertook approximately $180 million in operating lease obligations of Geon for certain plant facilities. Occidental did not record a significant gain or loss on the transaction. Minority equity in subsidiaries and partnerships at September 30, 1999 includes Geon's minority interest in the PVC resin partnership.

     In May 1998, Occidental contributed its ethylene, propylene, ethylene oxide
     (EO), ethylene glycol and EO derivatives businesses to a petrochemicals and polymers partnership called Equistar Chemicals, LP (Equistar), in return for a 29.5 percent equity interest in the partnership, receipt of approximately $420 million in cash and the assumption by Equistar of approximately $205 million of Occidental capital lease liabilities. Occidental did not record a gain or loss on the transaction.

     In February 1998, Occidental acquired the U.S. government's approximate 78 percent interest in the Elk Hills Naval Petroleum Reserve oil and gas fields for approximately $3.5 billion.

     In the first, second and third quarters of 1998, Occidental sold certain nonstrategic oil and gas properties for aggregate net proceeds of approximately $1.1 billion. These sales resulted in net pretax gains of approximately $532 million, of which $137 million was recorded in the third quarter of 1998.

     In January 1998, Occidental completed the sale of MidCon, its natural gas transmission and marketing business. In the fourth quarter of 1997, Occidental announced its intention to sell MidCon and classified MidCon and its subsidiaries as a discontinued operation.


5.   Supplemental Cash Flow Information

     Cash payments during the nine months ended September 30, 1999 and 1998 included federal, foreign and state income taxes of approximately $65 million and $198 million, respectively. Interest paid (net of interest capitalized) totaled approximately $336 million and $358 million for the nine months ended September 30, 1999 and 1998, respectively.


6.   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $109 million and $58 million at September 30, 1999 and December 31, 1998, respectively.


7.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

                     Balance at                     September 30, 1999      December 31, 1998
                     ========================     ======================  =====================
                     Raw materials                       $     56                $     38
                     Materials and supplies                   175                     184
                     Work in process                            8                       5
                     Finished goods                           249                     278
                                                         --------                --------
                                                              488                     505
                     LIFO adjustment                           10                      (5)
                                                         ========                ========
                     Total                               $    498                $    500
                                                         ========                ========

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

     The Trust Subordinated Notes and the related Oxy Capital Trust I investment in the Trust Subordinated Notes have been eliminated in consolidation and the Preferred Securities are reported as Occidental Obligated Mandatorily Redeemable Trust Preferred Securities of a Subsidiary Trust Holding Solely Subordinated Notes of Occidental in the accompanying consolidated condensed financial statements. Distributions on the Preferred Securities are reported under the caption minority interest, in the statements of operations. Total net proceeds to Occidental were $508 million. The balance reflected in the accompanying consolidated condensed financial statements at September 30, 1999 is net of issue costs and totals $509 million which reflects amortization of a portion of the issue costs.


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


13.  Investments

     Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At September 30, 1999, Occidental's equity investments consisted primarily of a 29.5 percent interest in Equistar acquired in May 1998, an investment of approximately 29 percent in the common shares of Canadian Occidental Petroleum Ltd. and interests in various chemical partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                                                        Periods Ended September 30
                                                       -----------------------------------------------------------
                                                                      Three Months                     Nine Months
                                                       ---------------------------     ---------------------------
                                                              1999            1998            1999            1998
                                                       ===========     ===========     ===========     ===========
            Revenues                                   $       646     $       522     $     1,698     $     1,128
            Costs and expenses                                 619             520           1,664           1,118
                                                       ===========     ===========     ===========     ===========
            Net income                                 $        27     $         2     $        34     $        10
                                                       ===========     ===========     ===========     ===========

14.  Industry Segments

     The following table presents Occidental's interim industry segment disclosures (in millions):

                                                    Oil and Gas            Chemical           Corporate               Total
      =====================================     ===============     ===============     ===============     ===============
      Nine months ended September 30, 1999
          Net sales                             $         2,955     $         2,149     $            --     $         5,104
                                                ===============     ===============     ===============     ===============
          Pretax operating profit (loss)        $           709     $            85     $          (483)(a) $           311
          Income taxes                                     (202)                 (7)                (21)(b)            (230)
          Extraordinary loss, net                            --                  --                  (3)                 (3)
          Cumulative effect of changes in
             accounting principles, net                      --                  --                 (13)                (13)
                                                ---------------     ---------------     ---------------     ---------------
          Net income (loss)                     $           507     $            78     $          (520)    $            65
      =====================================     ===============     ===============     ===============     ===============
      Nine months ended September 30, 1998
          Net sales                             $         2,509     $         2,395     $            --     $         4,904
                                                ===============     ===============     ===============     ===============
          Pretax operating profit (loss)        $           890 (c) $           278 (d) $          (422)(a) $           746
          Income taxes                                     (122)                  2                (263)(b)            (383)
          Discontinued operations, net                       --                  --                  38                  38
                                                ---------------     ---------------     ---------------     ---------------
          Net income (loss)                     $           768     $           280     $          (647)    $           401
      =====================================     ===============     ===============     ===============     ===============

(a) Includes unallocated net interest expense, administration expense and other items.
(b)  Includes unallocated income taxes.
(c) Includes net pretax gains of approximately $532 million related to the sale of certain nonstrategic assets and other charges of $42 million.
(d)  Includes a $30 million pretax charge for reorganization and other costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Occidental's net income for the first nine months of 1999 was $65 million, on net sales of $5.1 billion, compared with net income of $401 million, on net sales of $4.9 billion, for the same period of 1998. Occidental's net income for the third quarter of 1999 was $126 million, on net sales of $2.1 billion, compared with net income of $38 million, on net sales of $1.7 billion, for the same period of 1998. Basic earnings per common share were $.17 for the first nine months of 1999, compared with earnings per share of $1.11 for the same period of 1998. Basic earnings per common share were $.35 for the third quarter of 1999, compared with earnings per share of $.10 for the same period of 1998.

The 1999 third quarter earnings included a charge of $10 million for the recently announced closing of the oil and gas offices in Bakersfield, California and income of $11 million related to a contingent payment on the 1998 sale of Occidental's interests in the Netherlands. The 1999 results also included a second quarter gain of $12 million related to the sale of a chemical plant by an equity affiliate and an after-tax extraordinary loss of $3 million related to the early extinguishment of debt in the second quarter. Results before special items were earnings of $125 million and $61 million for the three and nine months ended September 30, 1999, respectively, compared with earnings of $3 million and $139 million for the same periods in 1998, respectively. The increase in earnings before special items for the third quarter of 1999, compared with the same period in 1998, primarily reflected higher worldwide crude oil prices and lower operating and exploration costs offset, in part, by lower chemical earnings due to higher raw material costs and the impact of lower caustic soda prices.

The decrease in earnings before special items for the nine months ended September 30, 1999, compared with the same period in 1998, was primarily due to lower chemical earnings, mainly as a result of lower chlorine and caustic soda prices, offset in part, by higher oil and gas earnings which reflected higher worldwide crude oil prices. The 1998 earnings for the first nine months included net pretax gains of approximately $532 million from the sale of certain nonstrategic oil and gas properties, of which $137 million was recorded in the third quarter. The 1998 earnings also included $30 million for reorganization and other charges in the chemical division in the second quarter and an after-tax benefit of $38 million to reflect the closing of the sale of MidCon Corp. (MidCon), the natural gas transmission and marketing subsidiary, and the finalization of the discontinued operations reserve in the first quarter.

The increase in net sales for the three months ended September 30, 1999, compared with the same period in 1998, primarily reflected higher worldwide crude oil prices in the oil and gas division and revenues related to a new polyvinyl chloride (PVC) resin partnership partially offset by lower prices for caustic soda in the chemical division. The increase in net sales for the nine months ended September 30, 1999, compared with the same period in 1998, primarily reflected higher worldwide crude oil prices in the oil and gas division, and the inclusion of revenues related to the PVC resin partnership, partially offset by lower prices for chlorine and caustic soda and the absence of revenues related to the petrochemical assets contributed to Equistar Chemicals, LP (Equistar) petrochemicals and polymers partnership in May 1998 in the chemical division.

Interest, dividends and other income for the three and nine months ended September 30, 1998 included interest earned on a $1.4 billion note receivable (the $1.4 billion note receivable). This note was received in exchange for a note previously issued to Occidental by the MidCon Corp. ESOP Trust. Gains on disposition of assets in 1998, included the sales of certain nonstrategic oil and gas properties. The loss on disposition of assets for the nine months ended September 30, 1999 included the effects of the acquisition by Occidental of Unocal International Corporation's (Unocal) oil and gas interests in Yemen and Unocal's acquisition of Occidental's gas interests in Bangladesh which, after tax credits, did not have a significant impact on earnings. The impact was recorded in the second quarter and the transactions closed early in the third quarter of 1999. The increase in income from equity investments for the three and nine months ended September 30, 1999, compared with the same periods in 1998 reflected the impact of higher worldwide crude oil prices and improved export prices for vinyl chloride monomer (VCM). Income from equity investments in 1999 also included the second quarter gain of $12 million related to the sale of a chemical plant by Equistar. Selling, general and administrative and other operating expenses decreased for the three and nine months ended September 30, 1999, compared with the same periods in 1998, reflecting ongoing cost reduction programs. Minority interest includes $30 million of distributions on the $525 million of 8.16 percent Trust Preferred Securities (Trust Preferred Securities) issued in January 1999 and the minority interest in the net income of subsidiaries and partnerships.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):

                                                                                        Periods Ended September 30
                                                              ----------------------------------------------------
                                                                          Three Months                 Nine Months
                                                              ------------------------    ------------------------
                                                                    1999          1998          1999          1998
==========================================================    ==========    ==========    ==========    ==========
DIVISIONAL NET SALES
     Oil and Gas                                              $    1,265    $    1,030    $    2,955    $    2,509
     Chemical                                                        848           631         2,149         2,395
                                                              ==========    ==========    ==========    ==========

NET SALES                                                     $    2,113    $    1,661    $    5,104    $    4,904
                                                              ==========    ==========    ==========    ==========
DIVISIONAL EARNINGS
     Oil and Gas                                              $      279    $      156    $      507    $      768
     Chemical                                                         40            62            78           280
                                                              ----------    ----------    ----------    ----------
                                                                     319           218           585         1,048
UNALLOCATED CORPORATE ITEMS
     Interest expense, net                                          (118)         (106)         (357)         (336)
     Income taxes, administration and other                          (75)          (74)         (147)         (349)
                                                              ----------    ----------    ----------    ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                             126            38            81           363
Discontinued operations, net                                          --            --            --            38
Extraordinary loss, net                                               --            --            (3)           --
Cumulative effect of changes in accounting
     principles, net                                                  --            --           (13)           --
                                                              ==========    ==========    ==========    ==========
NET INCOME (LOSS)                                             $      126    $       38    $       65    $      401
==========================================================    ==========    ==========    ==========    ==========


OIL AND GAS DIVISION

Oil and gas earnings for the first nine months of 1999 were $507 million, compared with $768 million for the same period of 1998. Oil and gas earnings before special items were $506 million for the first nine months of 1999, compared with $278 million for the first nine months of 1998. Oil and gas earnings for the third quarter of 1999 were $279 million, compared with $156 million for the same period of 1998. Oil and gas earnings before special items were $278 million for the third quarter of 1999, compared with $61 million for the third quarter of 1998. The increase in earnings before special items for the three months ended September 30, 1999, compared with the same period in 1998, reflected the impact of higher worldwide crude oil and natural gas prices and lower operating and exploration costs. The increase in earnings before special items for the nine months ended September 30, 1999, compared with the same period in 1998, reflected the impact of higher worldwide crude oil prices and lower operating and exploration costs.

The 1999 third quarter earnings included a charge of $10 million for the recently announced closing of the oil and gas offices in Bakersfield, California and income of $11 million related to a contingent payment on the 1998 sale of Occidental's interests in the Netherlands. The first nine months of 1998 earnings included pretax gains of approximately $532 million related to the sale of certain nonstrategic assets, of which $137 million was recorded in the third quarter. The increase in revenues for the three and nine months ended September 30, 1999, compared with the same periods in 1998, reflected the impact of higher worldwide crude oil prices.

Approximately 40 percent of oil and gas net sales were attributed to oil and gas trading activity in both the first nine months of 1999 and 1998. The results of oil and gas trading were not significant. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental. Accordingly, Occidental is unable to predict with certainty the direction, magnitude or impact of future trends in sales prices for oil and gas.

CHEMICAL DIVISION

Chemical earnings for the first nine months of 1999 were $78 million, compared with $280 million for the same period of 1998. The 1999 results included a second quarter gain of $12 million related to the sale of a chemical plant by an equity affiliate. Chemical earnings before special items were $66 million for the first nine months of 1999, compared with $310 million for the first nine months of 1998. Chemical earnings for the third quarter of 1999 were $40 million, compared with $62 million for the same period of 1998.

The 1998 earnings reflected a $30 million pretax charge in the second quarter for reorganization and other costs. The decrease in earnings before special items in both periods primarily reflected the impact of lower prices for chlorine and caustic soda. The increase in sales for three months ended September 30, 1999, compared with the same period in 1998 reflected the inclusion of revenues related to the PVC resin partnership offset, in part by lower prices for caustic soda. The decrease in sales for nine months ended September 30, 1999, compared with the same period in 1998 reflected the absence of revenues related to the petrochemical assets contributed to Equistar and lower prices for chlorine and caustic soda partially offset by revenues related to the PVC resin partnership. Most of Occidental's chemical products are commodity in nature, the prices of which are sensitive to a number of complex factors; accordingly, Occidental is unable to accurately forecast the trend of sales prices for its commodity chemical products. However, during the third quarter of 1999, significant posted price increases were announced for chlorine, caustic soda and PVC. Due to competitive conditions and contract provisions, earnings may not reflect the full impact of these increases until the first quarter of 2000.

CORPORATE AND OTHER

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first nine months of 1999 and 1998, divisional earnings benefited by $44 million and $28 million, respectively, from credits allocated. This included credits of $32 million and $12 million at oil and gas and chemical, respectively, in the first nine months of 1999 and $8 million and $20 million at oil and gas and chemical, respectively, for the first nine months of 1998. The higher 1999 amounts related to the transactions with Unocal.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities from continuing operations was $509 million for the first nine months of 1999, compared with net cash provided of $78 million for the same period of 1998. Changes in operating assets and liabilities reflected lower net working capital usage for the first nine months of 1999, compared with the same period in 1998. Other operating expenses in 1999 reflected lower payments for other operating uses such as litigation and environmental costs. Included in total cash flow from operating activities in 1998 was cash used by discontinued operations of $244 million which included the effect of $250 million of receivables repurchased in connection with the sale of MidCon.

Occidental's net cash provided by investing activities was $1.0 billion for the first nine months of 1999, compared with net cash used of $999 million for the same period of 1998. The 1999 amount included the proceeds from the $1.4 billion note receivable. The 1999 amount also reflected net cash used of $113 million in connection with the formation of a PVC resin partnership. The 1998 amount reflected cash used of $3.5 billion for the purchase of the Elk Hills Field and also reflected proceeds of $3.3 billion, primarily from the sale of MidCon and certain nonstrategic oil and gas properties, as well as disposals of property, plant and equipment. Capital expenditures for the first nine months of 1999 were $383 million, including $306 million in oil and gas and $74 million in chemical. Capital expenditures were $840 million for the first nine months of 1998, including $595 million in oil and gas and $244 million in chemical.

Financing activities used net cash of $1.4 billion in the first nine months of 1999, compared with cash provided of $1.2 billion for the same period of 1998. The 1999 amount reflected the use of the proceeds from the $1.4 billion note receivable and $508 million of net proceeds from the issuance of the Trust Preferred Securities to repay outstanding debt and for the payment of dividends of $272 million. The 1998 amount reflected net cash provided of $2.4 billion primarily from proceeds from borrowings to fund a portion of the acquisition of the Elk Hills Field in February 1998. The 1998 amount also included cash used of $937 million for the repurchase of 35.1 million shares of Occidental common stock and $296 million for the payment of dividends.

Effective April 30, 1999, Occidental and The Geon Company (Geon) formed two partnerships. Occidental has a 76 percent controlling interest in a PVC resin partnership which is the larger of the partnerships and a 10 percent interest in a PVC powder compounding partnership. The PVC resin partnership has also entered into long-term agreements to supply PVC resin to Geon and VCM to Occidental and Geon. In addition, as part of the transaction, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to Geon. As part of the transaction, Geon realized approximately $104 million through the retention of working capital and the distribution of cash from the PVC resin partnership and the PVC resin partnership undertook approximately $180 million in operating lease obligations for certain Geon plant facilities. Occidental did not record a significant gain or loss on the transaction.

As previously disclosed, in April 1996, Occidental acquired a 64 percent interest in INDSPEC Holding Corporation (INDSPEC), a leading manufacturer of resorcinol, a bonding agent principally used in tires, with other flame retardant applications. In the third quarter of 1999, pursuant to a series of transactions, Occidental indirectly acquired the minority ownership of INDSPEC through the issuance of approximately 3.2 million shares of Occidental common stock at an estimated value of approximately $68 million and the assumption of approximately $80 million of bank debt. As a result of the transactions, Occidental owns 100 percent of the stock of INDSPEC.

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

In January 1999, a subsidiary of Occidental issued $525 million of 8.16 percent Preferred Securities due in 2039, for net proceeds of $508 million. The net proceeds were used to repay commercial paper. In February 1999, Occidental issued $450 million of 7.65 percent senior notes due 2006 and $350 million of
8.45 percent senior notes due 2029 for net proceeds of approximately $792 million. The net proceeds were primarily used to repay all outstanding commercial paper at that time and for general corporate purposes.

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

Occidental expects to have sufficient cash in 1999 for its operating needs, capital expenditure requirements, dividend payments and debt repayments. Occidental currently expects to spend, in total, $595 million on its 1999 capital spending program, of which approximately $475 million has been allocated to oil and gas and approximately $120 million has been allocated to chemical. Available but unused lines of committed bank credit totaled approximately $2.0 billion at September 30, 1999, compared with $1.5 billion at December 31, 1998.

The balance in prepaid expenses, note receivable and other at December 31, 1998 includes the $1.4 billion note receivable that was collected in January 1999. The higher balance in receivables at September 30, 1999, compared with December 31, 1998 reflected additional receivables resulting from the accounting consolidation of the new PVC resin partnership. The lower balance in equity investments primarily reflected the removal of the equity investment in INDSPEC which is now fully consolidated as well as dividends received from equity investees. The net balance in property, plant and equipment reflected the impact of capital spending and the INDSPEC acquisition and property acquired in the transaction with Geon, offset in part by depreciation, depletion and amortization.

Current maturities of long-term debt and capital lease liabilities decreased reflecting the current portion of long-term debt that was paid in the first quarter of 1999 using the proceeds of the $1.4 billion note receivable. The long-term balance of the obligation under the natural gas delivery commitment decreased reflecting a portion of the obligation that is due within one year and is shown as a current liability. Minority equity in subsidiaries and partnerships at September 30, 1999, primarily reflects Geon's minority interest in the net assets of the newly formed PVC resin partnership.

On August 17, 1999, Occidental announced its intention to redeem on September 16, 1999, all of the 3,131,001 outstanding shares of its $3.00 Cumulative CXY-Indexed Convertible Preferred Stock. Prior to the redemption date the majority of the holders of the $3.00 Cumulative CXY-Indexed Convertible Preferred Stock converted 3,130,351 shares into approximately 9.9 million shares of Occidental common stock. On the redemption date, the remaining shares of such preferred stock were redeemed.

In 1996, a judgment of $742 million was entered in favor of Occidental's OXY USA Inc. subsidiary against Chevron USA (Chevron) by a state district court in Tulsa, Oklahoma. The unanimous jury verdict was for approximately $229 million in compensatory damages for breach of a 1982 merger agreement and interest on these damages from 1982 to the date of judgment. On March 2, 1999, the Oklahoma Supreme Court affirmed the trial court judgment in all respects. On June 22, 1999, the Oklahoma Supreme Court denied Chevron's petition for rehearing. In September 1999, Chevron filed a petition to the United States Supreme Court to review the judgment. As of October 31, 1999, the total amount of the award, including accrued interest, had increased to approximately $990 million.

In 1998 Occidental exhausted its accumulated earnings and profits for tax purposes and a portion of its 1998 distributions to common stockholders was a return of capital. A determination of the current earnings and profits for 1999, if any, cannot be made until after the financial results for the year are ascertained in January 2000. Therefore, a portion of the dividends received by stockholders in 1999 may be a return of capital.

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

Inventory and assessment activities are complete. This data is continuously updated as new information becomes available and Occidental expects this to continue throughout the Y2K effort. Overall remediation efforts are estimated at approximately 95 percent complete. The coincidental replacement of several major existing systems is on schedule to be completed prior to January 1, 2000; these efforts began before the Y2K efforts were initiated and the timing for completion of these projects has not been accelerated as a result of Y2K issues.

Costs for Y2K efforts are not being accumulated separately. Much of the cost is being accounted for as part of normal operating budgets. Overall, the costs, including amounts incurred to date, are estimated to be approximately $35 million over approximately a two-year period. Approximately half the cost is related to control systems while the remainder relates to information technology software and hardware. Overall, the costs are not expected to have a significant effect on Occidental's consolidated financial position or results of operations.

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

Contingency plans that address a reasonably likely worst case scenario are approximately 90 percent complete. These plans address key systems and third parties that present potential significant risk and analyze the strategies and resources necessary to restore operations in the unlikely event that an interruption does occur. The plans also outline a recovery program detailing the necessary participants, processes and equipment needed to restore operations.

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

As of September 30, 1999, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 130 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 130 sites include 34 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability. Of the remaining 96 sites, Occidental has denied involvement at 10 sites and has yet to determine involvement in 19 sites. With respect to the remaining 67 of these sites, Occidental is in various stages of evaluation, and the extent of liability retained by Maxus Energy Corporation is disputed at 2 of these sites. For 61 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 61 sites include 13 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 6 of the 67 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended September 30, 1999 there were no material changes in the information provided under Item 305 of Regulation S-K included under the caption "Hedging Activities" as part of Occidental's Management's Discussion and Analysis section of Occidental's 1998 Annual Report on Form 10-K.

                            PART II OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1998 Annual Report on Form 10-K,
Item 3 of Part II of Occidental's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999 and Note 11 to the consolidated condensed financial statements in Part I hereof.

In 1996, a judgment of $742 million was entered in favor of Occidental's OXY USA Inc. subsidiary against Chevron USA (Chevron) by a state district court in Tulsa, Oklahoma. The unanimous jury verdict was for approximately $229 million in compensatory damages for breach of a 1982 merger agreement and interest on these damages from 1982 to the date of judgment. On March 2, 1999, the Oklahoma Supreme Court affirmed the trial court judgment in all respects. On June 22, 1999, the Oklahoma Supreme Court denied Chevron's petition for rehearing. In September 1999, Chevron filed a petition to the United States Supreme Court to review the judgment. As of October 31, 1999, the total amount of the award, including accrued interest, had increased to approximately $990 million.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.23 Occidental Petroleum Corporation Deferred Compensation Plan (as amended and restated effective as of January 1, 1999)

               11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 1999 and 1998

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 1999 and 1998 and the five years ended December 31, 1998

               27 Financial data schedule for the nine-month period ended September 30, 1999 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)


          (b)  Reports on Form 8-K

               During the quarter ended September 30, 1999, Occidental filed the following Current Reports on Form 8-K:

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

               3. Current Report on Form 8-K dated August 17, 1999 (date of earliest event reported), filed on August 18, 1999, for the purpose of reporting, under Item 5, Occidental's announcement that it intended to redeem all of the outstanding shares of its $3.00 Cumulative CXY-Indexed Convertible Preferred Stock.


               From September 30, 1999 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated October 19, 1999 (date of earliest event reported), filed on October 20, 1999, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OCCIDENTAL PETROLEUM CORPORATION



DATE:  November 10, 1999               S. P. Dominick, Jr.
                                       -----------------------------------------
                                       S. P. Dominick, Jr., Vice President and
                                       Controller (Chief Accounting and Duly
                                       Authorized Officer)

                                  EXHIBIT INDEX

EXHIBITS
--------

     10.23 Occidental Petroleum Corporation Deferred Compensation Plan (as amended and restated effective as of January 1, 1999)

     11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 1999 and 1998

     12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended September 30, 1999 and 1998 and the five years ended December 31, 1998

     27 Financial data schedule for the nine-month period ended September 30, 1999 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)