Form 10-K405
period 1999-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2000-03-15
CIK 797468

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to_____________

                          Commission file number 1-9210

                           -------------------------
                        OCCIDENTAL PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                95-4035997
   State or other jurisdiction of                    I.R.S. Employer
   incorporation or organization                    Identification No.


       10889 WILSHIRE BOULEVARD,
        LOS ANGELES, CALIFORNIA                          90024
(Address of principal executive offices)              (Zip Code)

                                 (310) 208-8800
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
10 1/8% Senior Notes due 2001                                              New York Stock Exchange
10 1/8% Senior Debentures due 2009                                         New York Stock Exchange
11 1/8% Senior Debentures due 2019                                         New York Stock Exchange
9 1/4% Senior Debentures due 2019                                          New York Stock Exchange
Oxy Capital Trust I 8.16% Trust Originated Preferred Securities            New York Stock Exchange
Common Stock                                                               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.
                                Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on February 29, 2000 was approximately $5.9 billion, based on the closing price on the New York Stock Exchange composite tape of $16.0625 per share of Common Stock on February 29, 2000. Shares of Common Stock held by each officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

At February 29, 2000, there were approximately 368,109,960 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement filed in connection with its April 28, 2000, Annual Meeting of Stockholders are incorporated by reference into Part III.


                               TABLE OF CONTENTS
PART I                                                                                         PAGE
        Items 1 and 2   Business and Properties                                                  1
                        General                                                                  1
                        Segment Information                                                      1
                        Oil and Gas Operations                                                   1
                        Chemical Operations                                                      5
                        Capital Expenditures                                                    10
                        Employees                                                               10
                        Environmental Regulation                                                10
        Item 3          Legal Proceedings                                                       10
                        Environmental Proceedings                                               11
        Item 4          Submission of Matters to a Vote of Security Holders                     11
                        Executive Officers of the Registrant                                    11

PART II
        Item 5          Market for Registrant's Common Equity and Related Stockholder Matters   12
        Item 6          Selected Financial Data                                                 13
        Item 7          Management's Discussion and Analysis of Financial Condition
                             and Results of Operations (Incorporating Item 7A)                  13
                        1999 Business Environment                                               13
                        1999 Highlights                                                         14
                        Income Summary                                                          14
                        Divisional Operations                                                   14
                        Special Items                                                           16
                        Consolidated Operations - Revenues                                      17
                        Consolidated Operations - Expenses                                      17
                        Liquidity and Capital Resources                                         17
                        Acquisitions, Dispositions and Commitments                              20
                        Derivative Activities                                                   22
                        Taxes                                                                   23
                        Lawsuits, Claims, Commitments, Contingencies and Related Matters        23
                        Environmental Expenditures                                              23
                        Foreign Investments                                                     24
                        2000 Outlook                                                            25
                        Accounting Changes                                                      26
                        Year 2000 Compliance                                                    27
                        Safe Harbor Statement Regarding Outlook and Other
                             Forward-Looking Data                                               27
                        Report of Management                                                    27
        Item 8          Financial Statements and Supplementary Data                             28
                             Report of Independent Public Accountants                           28
                             Consolidated Statements of Operations                              29
                             Consolidated Balance Sheets                                        30
                             Consolidated Statements of Stockholders' Equity                    32
                             Consolidated Statements of Comprehensive Income                    32
                             Consolidated Statements of Cash Flows                              33
                             Notes to Consolidated Financial Statements                         34
                             Quarterly Financial Data (Unaudited)                               58
                             Supplemental Oil and Gas Information                               60
                        Financial Statement Schedule:
                             Schedule II - Valuation and Qualifying Accounts                    67
        Item 9          Changes in and Disagreements with Accountants on Accounting
                             and Financial Disclosure                                           68

PART III
        Item 10         Directors and Executive Officers of the Registrant                      68
        Item 11         Executive Compensation                                                  68
        Item 12         Security Ownership of Certain Beneficial Owners and Management          68
        Item 13         Certain Relationships and Related Transactions                          68

PART IV
        Item 14         Exhibits, Financial Statement Schedules and Reports on Form 8-K         68

PART I
ITEMS 1 AND 2    BUSINESS AND PROPERTIES

GENERAL

Occidental Petroleum Corporation, a Delaware corporation ("Occidental"), explores for, develops, produces and markets crude oil and natural gas and manufactures and markets a variety of basic chemicals, including chlorine, caustic soda, and ethylene dichloride ("EDC"), as well as specialty chemicals and vinyls, including polyvinyl chloride ("PVC") resins and vinyl chloride monomer ("VCM"). Occidental conducts its principal operations through its oil and gas and chemical subsidiaries. Occidental also has an interest in petrochemicals through its 29.5 percent ownership in the Equistar Chemicals, LP petrochemical limited partnership ("Equistar"). Occidental's executive offices are located at 10889 Wilshire Boulevard, Los Angeles, California 90024; telephone (310) 208-8800.

     Occidental was organized in April 1986 and, as the result of a reorganization effective May 21, 1986, became the successor to a California corporation of the same name organized in 1920. As used herein, the term "Occidental" refers to Occidental alone or together with one or more of its subsidiaries.

During 1999, Occidental continued its program to redeploy assets in its worldwide oil and gas and chemical portfolio, including:

-Exchanging its interests in both developed and undeveloped gas discoveries in Bangladesh for interests in an oil producing property contiguous to Occidental's interest in a producing operation in the Masila Block in Yemen.

-Exchanging its interests in oil and gas producing properties in East Texas and Louisiana for EOG Resources Inc.'s interests in Gulf of Mexico gas producing properties where Occidental already has interests, and for producing properties and exploration rights to more than 700,000 acres in California.

-Agreeing to purchase, subject to government approval, ARCO Long Beach Company, the operator of the Long Beach Unit in the Wilmington Field, California, currently producing about 30,000 barrels of oil per day.

-Purchasing Chevron's deep exploration rights to 19,800 acres in the Buena Vista field adjacent to Occidental's exploration acreage in the Elk Hills field in California.

-Agreeing to sell, subject to government approval, its Peruvian producing properties in Block 1-AB to Pluspetrol Peru Corporation.

-Completing an alliance to enhance its vinyls business.

Other major developments in 1999 included the following:

-Receiving proceeds for a $775 million settlement of a breach of contract litigation with Chevron U.S.A. Inc.

-Redeeming and repurchasing approximately $1 billion in high-cost debt and other securities.

     For additional information regarding these developments, see the information appearing under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Matters" elsewhere in this report.

SEGMENT INFORMATION

Occidental's principal businesses constitute two industry segments, the operations of which are described below. For information with respect to the revenues, net income and assets of Occidental's industry segments and of its operations in various geographic areas for each of the three years in the period ended December 31, 1999, see Note 16 to the Consolidated Financial Statements of Occidental ("Consolidated Financial Statements"), which are included in this report, and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

OIL AND GAS OPERATIONS

ACQUISITIONS AND DISPOSITIONS IN 2000

On March 1, 2000, Occidental entered into an agreement to sell its shares of Canadian Occidental Petroleum Ltd. ("CanadianOxy") to CanadianOxy and Ontario Teachers' Pension Plan Board for gross proceeds of approximately $1.2 billion Canadian. Occidental expects the net after-tax proceeds from the sale to be approximately $700 million U.S. Additionally, Occidental expects to transfer its interest in two chemicals partnerships controlled by CanadianOxy to CanadianOxy, and to acquire CanadianOxy's interest in Occidental's oil producing properties in Ecuador. The closing is subject to the approval of CanadianOxy's shareholders and, with respect to the purchase and sale of the assets, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

     On March 7, 2000, Occidental Petroleum Corporation entered into an agreement to acquire all of the common partnership interest in Altura Energy Ltd. ("Altura"), - the largest oil producer in the state of Texas. Altura has proved reserves of approximately 850 million barrels of oil equivalent, which are located in the Permian Basin.

     Occidental will pay approximately $1.2 billion to the sellers, affiliates of BP Amoco plc and Shell Oil Company, to acquire the common limited partnership interest and will control the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership will borrow approximately $2.4 billion, which will be recourse only to the Altura assets. The sellers will retain a preferred limited partnership interest and will be entitled to certain distributions from the partnership. The partnership will loan approximately $2 billion to affiliates of the sellers, evidenced by two notes, which will provide credit support to the partnership. The transaction is valued at approximately $3.6 billion and is expected to close by April 30, 2000.

     Funds for Occidental's investment will be provided by the net after-tax proceeds of $700 million from the consummation of the recently announced sale of Occidental's equity interest in Canadian Occidental Petroleum Ltd., which is scheduled to close in April. The remaining $500 million is expected to be funded by the sale of various non-strategic assets before year-end.

     As a result of the acquisition, Occidental's worldwide oil production is expected to rise immediately to 417,000 barrels per day, a 36 percent increase above the average for 1999. In addition, Occidental's worldwide proved reserves are expected to increase by 63 percent to approximately 2.2 billion barrels, on an oil-equivalent basis.

EXPLORATION AND PRODUCTION

GENERAL

Through its subsidiaries, including Occidental Oil and Gas Corporation, and its approximate 29 percent equity interest in CanadianOxy, Occidental produces or participates in the production of crude oil, condensate and natural gas in the United States, Australia, Canada, Colombia, Ecuador, Nigeria, Oman, Pakistan, Peru, Qatar, Russia and Yemen. Occidental is continuing its development programs for certain existing fields in certain of these countries. Occidental is also conducting exploration activities in several of these countries.

COMPARATIVE OIL AND GAS RESERVES AND PRODUCTION
Oil in millions of barrels; natural gas in billions of cubic feet


                                                                1999                          1998                          1997
======================================  ============================  ============================  ============================
                                             OIL       GAS  TOTAL(a)       OIL       GAS  TOTAL(a)       OIL       GAS  TOTAL(a)
                                        --------  --------  --------  --------  --------  --------  --------  --------  --------
     U.S. Reserves                           464     1,806       765       445     1,898       761       197     1,635       470

     International Reserves(b)               573        86       587       621       251       663       703       823       840
                                        --------  --------  --------  --------  --------  --------  --------  --------  --------
          Total                            1,037     1,892     1,352     1,066     2,149     1,424       900     2,458     1,310
                                        ========  ========  ========  ========  ========  ========  ========  ========  ========
     U.S. Production                          27       242        67        29       224        66        21       218        57

     International Production                 85        19        89        88        32        94        80        40        87
                                        --------  --------  --------  --------  --------  --------  --------  --------  --------
          Total                              112       261       156       117       256       160       101       258       144
======================================  ========  ========  ========  ========  ========  ========  ========  ========  ========

(a) Natural gas volumes have been converted to equivalent barrels based on energy content of 6,000 cubic feet ("Mcf") of gas to one barrel of oil. Estimated average 1999 production attributable to the nonstrategic assets sold and described above was approximately 41,000 barrels of oil per day (including approximately 38,000 barrels per day attributable to Occidental's Peruvian producing properties) and 288 million cubic feet ("MMcf") of gas per day.
(b) Includes the reserves of Occidental's producing properties in Peru. In December 1999, Occidental entered into an agreement to sell its Peru producing properties to Pluspetrol. The closing is subject to government approval.

     At December 31, 1999, Occidental's oil and gas reserve base, on an energy equivalent barrel basis, was 1.352 billion equivalent barrels, compared with
1.424 billion barrels equivalent at December 31, 1998. In 1999 and 1998, Occidental added sufficient oil and gas to its reserves to replace what it produced. Occidental's consolidated worldwide net proved developed and undeveloped reserves of crude oil (not including those of CanadianOxy) were
1.037 billion barrels at year-end 1999, compared with 1.066 billion barrels at year-end 1998. Domestic reserves of crude oil were 464 million barrels at year-end 1999, compared with 445 million barrels at year-end 1998, while international crude oil reserves decreased to 573 million barrels from 621 million barrels at year-end 1998. Worldwide net crude oil reserve additions of 106 million barrels replaced 95 percent of its worldwide production of 112 million barrels. The calculation of reserve additions does not take into account sales of approximately 24 million oil equivalent barrels of proved reserves during 1999 nor the sale of reserves in Peru. Worldwide net proved developed and undeveloped reserves of natural gas were approximately 1.9 trillion cubic feet ("Tcf") at year-end 1999, with 1.8 Tcf attributable to domestic operations. Worldwide net proved developed and undeveloped natural gas reserves were about
2.1 Tcf in the previous year.

     Net daily worldwide oil (and liquids) production in 1999 averaged 306,400 barrels per day, compared with 321,000 barrels per day in 1998, and net worldwide natural gas production averaged 714 million cubic feet ("MMcf") per day, compared with 703 MMcf per day in 1998. International operations accounted for approximately 76 percent of Occidental's oil production, while approximately 93 percent of gas production came from the United States. On an oil equivalent basis, Occidental produced 425,400 net barrels per day in 1999 from operations in 10 countries, including the United States (not including CanadianOxy).

     As a producer of crude oil and natural gas, Occidental competes with numerous other producers, as well as with nonpetroleum energy producers. Crude oil and natural gas are commodities that are sensitive to prevailing conditions of supply and demand and generally are sold at posted or contract prices. Occidental competes by acquiring contracts for the exploration of blocks in areas with known oil and gas deposits and by the cost-efficient development and production of its worldwide oil and gas reserves. Specific strategies include the buying or selling of proved reserves and flexible and responsive marketing techniques, particularly for natural gas. Occidental is also pursuing opportunities to increase production through enhanced oil recovery projects, similar to those in Elk Hills and Qatar, oil and gas exploration and strategic acquisitions. Occidental's domestic oil and gas operations are affected by federal, state and local laws and regulations relating to, among other things, increases in taxes and royalties, production limits and environmental matters.

     Portions of Occidental's oil and gas assets are located in countries outside North America, some of which may be considered politically and economically unstable. Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would expect to receive compensation in the event of nationalization. At December 31, 1999, the carrying value of Occidental's oil and gas assets in countries outside North America aggregated approximately $1.717 billion, or approximately 24 percent of Occidental's total assets at that date. Approximately $1.190 billion of such assets were located in the Middle East, and approximately $324 million of such assets were located in Latin America. Substantially all of the remainder was located in Russia and Pakistan.

     Set forth below in descending order of magnitude of balance sheet assets are descriptions of the important production areas for Occidental. These producing countries, representing approximately 93 percent of Occidental's oil and gas assets, are the United States, Qatar, Yemen and Colombia. Following this discussion is a description of other international operations. At the end of the property description is a discussion of Occidental's interests in Canada and elsewhere through its CanadianOxy investment.

UNITED STATES

Occidental produces crude oil and natural gas, principally in California, Texas, the Gulf of Mexico, Kansas, Oklahoma, New Mexico and Alaska. Please refer to page 1 for a discussion of the acquisition of Altura.

OIL PRODUCTION AND MARKETING

Net daily domestic total liquids production averaged approximately 72,800 barrels in 1999, compared with 81,000 barrels in 1998. The 1999 production is net of approximately 11,137 barrels per day assigned pursuant to a pre-sale agreement. Net daily domestic production of natural gas averaged 662 MMcf in 1999, compared with 614 MMcf in 1998.

     Occidental's average sales price for domestic crude oil was $15.81 per barrel in 1999, compared with $12.06 in the previous year. The average domestic natural gas sales price in 1999 was $2.09 per Mcf, compared with $2.05 per Mcf during 1998.

     The acquisition of Elk Hills in 1998 significantly increased the quantity and quality of Occidental's domestic reserves. At December 31, 1999, Occidental had proved reserves from Elk Hills of approximately 301 million barrels of oil and 654 billion cubic feet ("Bcf") of natural gas. Through exploration opportunities and the application of improved drilling and field management techniques to develop the field fully, Elk Hills reserves net to Occidental are expected to exceed 1 billion oil equivalent barrels. Gross crude oil production averaged approximately 61,000 barrels of oil per day in 1999, including natural gas liquids production of 11,500 barrels per day, with gas sales averaging approximately 368 MMcf of gas per day. Occidental is the operator of Elk Hills. Chevron USA is the other unit interest holder.

     In February 1998, Occidental entered into a fifteen-year contract with Tosco Corporation ("Tosco") through which Tosco will purchase the majority of Occidental's interest in the current gross oil production of Elk Hills at market-related prices. Tosco will also purchase additional production as it increases.

GAS PRODUCTION AND MARKETING

Occidental owns a large concentration of gas reserves and production in the Hugoton area encompassing portions of Kansas, Oklahoma and Texas. Net production from these fields averaged more than 172 MMcf of gas per day or approximately one-third of the domestic total. Occidental has approximately 725 Bcf of gas reserves and 5.3 million barrels of oil reserves in the Hugoton area. Together, the Elk Hills and Hugoton fields accounted for 69 percent of Occidental's total domestic oil and gas production on an energy equivalent barrels basis.

     Occidental has an agreement to make available to certain parties, in connection with a legal settlement, up to 49,500 million British thermal units ("MMBtu") of natural gas per day through 2010 at prices related to market.

     Occidental has various agreements to supply certain gas marketing companies with volumes ranging from 69,400 MMBtu down to 1,900 MMBtu per day from 2000 through 2003. Prices under the different agreements are based on energy equivalent crude oil prices, market-sensitive prices or contract prices, some with a yearly escalation provision.

QATAR

In October 1994, a unified agreement was approved authorizing Occidental to implement a development plan to increase production and reserves from the Idd el Shargi North Dome field ("ISND"). Under a production-sharing agreement, Occidental is the operator of the field and will complete development of the field's three main reservoirs. Gross production in 1999 averaged approximately 98,300 barrels per day under OPEC quotas, compared with approximately 118,100 net barrels per day for 1998. Average net interest production from the field in 1999 totaled approximately 57,800 barrels per day. Proved developed and undeveloped project reserves are estimated by Occidental to be approximately 140 million barrels, compared with 227 million barrels at December 31, 1998. Each year reserve estimates are based on Occidental's current percentage share of production from the field pursuant to the terms of the production sharing agreement. Occidental's share of production fluctuates as the market price of the crude oil changes, going down as the market price of crude oil goes up. In December 1997, Occidental entered a production-sharing agreement to develop and operate as a satellite the Idd el Shargi South Dome field ("ISSD"), 15 miles south of the ISND field. In 1999, the ISSD field was connected to the ISND field with an 18-inch pipeline and a field development program was initiated with the drilling of three horizontal Shuaiba Reservoir wells. Production began in the fourth quarter of 1999 and averaged 1,600 barrels of oil per day gross at year-end. Net proved developed and undeveloped reserves for ISSD are presently estimated by Occidental to be approximately 23.8 million barrels.

YEMEN

Occidental owns a 38 percent working interest in the 310,000-acre Masila Block. CanadianOxy is the operator, with a 52 percent working interest. Occidental's net share under a production-sharing contract was 30,400 barrels per day in 1999 compared to 24,700 barrels per day in 1998. The increase in production in 1999 reflects the acquisition, effective September 1998, of Royal Dutch Shell's interests in oil-producing properties in Yemen and Colombia complementary to Occidental's existing properties in exchange for Occidental's interests in undeveloped gas discoveries in Malaysia and the Philippines, plus approximately $89 million in cash (collectively, the "Shell Exchange"). Occidental also acquired a 28.6 percent working interest in the East Shabwa Block from Unocal Yemen effective August 1999. Occidental's net share under a production-sharing contract averaged 1,850 barrels per day in 1999.

COLOMBIA

Occidental conducts exploration and production operations in Colombia under five contracts with Ecopetrol, the Colombian national oil company. These contracts cover the producing Cano Limon area in the Llanos region of northeastern Colombia, one exploration area in the Llanos fold belt and two exploration areas in the Bogota basin. After giving effect to a government royalty, Occidental's net share of existing production is 35 percent. All of Occidental's share of production is exported through a trans-Andean pipeline system operated by Ecopetrol that carries crude oil to an export terminal at Covenas. Occidental has an ownership interest in the pipeline and marine terminal. The pipeline is subject to attacks by insurgent groups, which disrupt the flow of oil. Gross production from Occidental's Cano Limon area declined to approximately 125,000 barrels per day in 1999, compared with 135,000 barrels per day in 1998. The reduction is due to a natural decline and terrorist activity. Occidental's net share of production increased to 43,300 barrels per day in 1999, compared with 27,100 barrels per day in 1998, reflecting the Shell Exchange, effective September 1998. Occidental is proceeding with plans to explore in the northern 25 percent of the Samore block in the Llanos fold belt along the edge of the Llanos basin. Exploration and drilling is scheduled to begin later this year. As a result of concerns raised by a tribe of indigenous people called the U'wa, Occidental has voluntarily relinquished the southern 75 percent of the block.

OTHER INTERNATIONAL OPERATIONS

PRODUCING PROPERTIES

Occidental also has important oil and gas production assets in other areas of the world. Set forth below are descriptions of Occidental's producing properties in Ecuador, Oman, Pakistan and Russia. Occidental also has a number of exploration areas under review, as discussed below, including a potentially important gas discovery in Indonesia.

     In Ecuador, Occidental operates the 494,000-acre Block 15, in the Oriente Basin, under a production sharing agreement, converted in 1999 from a risk-service contract. Six oil fields were discovered from 1985 to 1992. Net production was approximately 15,300 barrels per day in 1999, compared with net production of approximately 12,100 barrels per day in 1998. Future development of the fields is contingent on expansion of the government-owned pipeline system. Occidental has an 85 percent interest in the company that operates Block
15. The remaining 15 percent interest is held by CanadianOxy. Please see page 1 for a discussion of the acquisition of CanadianOxy's interest.

     In Oman, Occidental is the operator, with a 65 percent working interest, of Block 9, which contains the Safah field and six small fields along the southern border of the block. Occidental's net share of production from the block in 1999 averaged approximately 14,650 barrels per day of crude oil, compared with 16,900 barrels per day in 1998.

     In southern Pakistan, Occidental has working interests in the three Badin Blocks, which vary from 25 to 30 percent. In 1999, the blocks produced a net share of 5,700 barrels of oil per day and 45 MMcf of gas per day, compared to 5,308 barrels of oil per day and 39 MMcf of gas per day in 1998. Development drilling should help maintain production at current rates. In addition, Occidental holds exploration rights on contiguous blocks in the Central Indus Gas Basin totaling 2.9 million acres. The blocks are under force majeure due to tribal unrest.

     In Russia, Occidental owns a 50 percent interest in a joint venture company, Vanyoganneft, in the western Siberian oil basin. During 1999, gross production averaged 53,600 barrels per day, compared with 57,450 barrels per day in 1998. Approximately 54 percent of such oil was exported in 1999.

EXPLORATION PROPERTIES

In Indonesia, Occidental has a 22.9 percent interest in the Berau Block, offshore Irian Jaya, where five major natural gas discoveries have been made by Occidental and ARCO, the operator. The Berau Block discoveries, together with ARCO's Wiriagar Block discovery, are expected to contain sufficient natural gas to justify construction of a multi-train liquid natural gas ("LNG") project slated for start-up in the next several years. Certain fields in the Berau and Wiriagar Blocks, together with the Muturi Block operated by British Gas, are expected to be unitized before project approval, and Occidental expects to own an approximate 16 percent interest in the overall project. The partners in this project, led by Pertamina, the Indonesian national oil company, have already begun seeking buyers for the LNG. This project will involve significant expenditures and several years will be required to complete project development.

CANADA

Please see page 1 for a discussion of the sale of Occidental's interest in CanadianOxy.

     Occidental owns an approximate 29 percent interest in CanadianOxy, which is accounted for as an equity investment. See Note 15 to the Consolidated Financial Statements. In the normal course of operations, CanadianOxy sells and purchases products and services to or from Occidental, all of which are at market prices. During 1999 and 1998, such transactions were not material and at December 31, 1999 and 1998, there were no material amounts owing to or due from Occidental.

     CanadianOxy produces crude oil, natural gas, natural gas liquids and sulfur in Canada; owns a 7.23 percent interest in Syncrude Canada Ltd., which produces synthetic crude oil from the oil sands of Northern Alberta; has interests in producing oil and gas leases onshore and offshore in the United States, Yemen (where CanadianOxy is operator), Nigeria and Australia; engages in exploration activities in Canada, the United States, Yemen, Indonesia, Australia, Nigeria and Colombia; and participates with Occidental in its operations in Ecuador. CanadianOxy also conducts chemical operations in Canada, the United States and Brazil. At December 31, 1999, Occidental's proportional interest in CanadianOxy's worldwide net proved developed and undeveloped reserves aggregated approximately 87 million barrels of crude oil, condensate and natural gas liquids, 179 Bcf of natural gas and 55 million barrels of synthetic crude oil recoverable from oil sands.

RESERVES, PRODUCTION AND RELATED INFORMATION

See Note 17 to the Consolidated Financial Statements and the information under the caption "Supplemental Oil and Gas Information" in Item 8 of this report for information with respect to Occidental's oil and gas reserves, the production from and other changes in such reserves, the discounted present value of estimated future net cash flows therefrom, certain costs and other financial and statistical information regarding Occidental's oil and gas exploration and production operations. Estimates of reserves have been made by Occidental engineers and include reserves under which Occidental holds an economic interest under service contracts and other arrangements. Occidental's crude oil reserves include natural gas liquids and condensate. The reserves are stated after applicable royalties. The definitions used are in accordance with applicable Securities and Exchange Commission ("SEC") regulations. Accordingly, proved oil and gas reserves are those estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty will be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Unless otherwise stated, all references to reserves are made on a net basis. On May 13, 1999, Occidental reported to the U.S. Department of Energy on Form EIA-28 the same proved oil and gas reserves at December 31, 1998.

CHEMICAL OPERATIONS

GENERAL

Occidental conducts its chemical operations through Occidental Chemical Corporation and its various subsidiaries and affiliates (collectively, "OxyChem"). OxyChem is a leading chemical manufacturer, with interests in basic chemicals, vinyls, petrochemicals and specialty products. OxyChem owns its interest in petrochemicals through its Equistar investment. OxyChem's operations are affected by cyclical factors in the general economic environment and by specific chemical industry conditions. OxyChem businesses are highly integrated. Chemicals from the chlor-alkali business are used by OxyChem's specialty businesses, and OxyChem's chlorine is an important feedstock for its OxyVinyls, LP ("OxyVinyls") partnership in the production of VCM and PVC. A substantial portion of OxyChem's products are principally commodity in nature, i.e., they are equivalent to products manufactured by others that are generally available in the marketplace and are produced and sold in large volumes, primarily to industrial customers for use as raw materials. Many of OxyChem's manufacturing operations are integrated, and many of its products are both sold to others and further processed by OxyChem into other chemical products. OxyChem's operations also have been affected by environmental regulation and associated costs. See the information appearing under the caption "Environmental Expenditures" in this report.

STRATEGIC DEVELOPMENTS AND ALLIANCES

On May 15, 1998, OxyChem or its affiliates contributed interests in its ethylene, propylene, ethylene oxide ("EO"), ethylene glycol ("EG") and EO derivatives businesses (collectively, the "petrochemicals business") to Equistar, in return for a 29.5 percent equity interest, receipt of approximately $420 million in cash, and the assumption by Equistar of approximately $205 million of Occidental capital lease obligations and other liabilities. Lyondell Petrochemical Company ("Lyondell") and Millennium Chemicals, Inc. ("Millennium"), through their respective subsidiaries, were the original partners of Equistar. Lyondell owns 41 percent of Equistar and Occidental and Millennium each own 29.5 percent.

     The addition of the petrochemicals business made Equistar the largest producer of ethylene in North America, with more than 11.4 billion pounds of annual capacity. The transaction also includes a long-term agreement for Equistar to supply the ethylene requirements (up to 2.55 billion pounds per year) for OxyChem's chlor-alkali business and OxyVinyls' business.

     Effective April 30, 1999, OxyChem and The Geon Company ("Geon") formed the OxyVinyls partnership, combining the commodity PVC resin and VCM assets of both companies, and two chlor-alkali and co-generation plants of OxyChem. At the same time the partners formed a smaller partnership, PVC Powder Blends, LP, a powder compounding business in which OxyChem owns a 10 percent interest.

     OxyVinyls is headquartered in Dallas, Texas, with ownership shared between OxyChem and Geon on a 76 percent and 24 percent basis, respectively. Its financial results are reflected in Occidental's consolidated financial statements.

     OxyVinyls has annual capacities of 4.4 billion pounds of PVC resin, 4.8 billion pounds of VCM and 0.9 million electrochemical units of chlor-alkali production.

     Effective August 1, 1999, Occidental effectively acquired all of the remaining ownership of INDSPEC Chemical Corporation ("INDSPEC"). INDSPEC is engaged principally in the business of developing, producing and marketing resorcinol, resorcinol-based resins and adhesives and resorcinol co-products. The company, through its Petrolia, Pennsylvania plant, is a leading manufacturer of resorcinol. Resorcinol is a binding agent principally used in tires and as a flame retardant. INDSPEC is headquartered in Pittsburgh, Pennsylvania and has 380 employees. Annual sales are approximately $135 million.

     In the fourth quarter of 1999, OxyChem wrote-down a portion of the assets of its intermediate chemicals business to fair value.

     Also in the fourth quarter of 1999, OxyChem wrote-down its equity investments in certain foreign joint ventures. See the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

SPECIALTY CHEMICALS

OxyChem's specialty business, which includes INDSPEC, focuses on smaller-volume specialty and intermediate chemical markets. OxyChem's specialty businesses produce organic and inorganic compounds, intermediate chemicals and chlorinated isocyanurates, as well as certain specialty resins and PVC film products that were not contributed to the commodity business of OxyVinyls. Numerous specialty performance chemicals are produced for the plastics, metal-plating, aerospace and food-service industries.

PRINCIPAL PRODUCTS

OxyChem produces the following chemical products:


                                  Principal Products                                           Major Uses
                          ----------------------------------------   ---------------------------------------------------------------
Basic Chemicals           Chlor-alkali chemicals
                              Chlorine                               Raw material for vinyl chloride monomer, chemical
                                                                     manufacturing, pulp and paper production, water treatment

                              Caustic soda                           Chemical manufacturing, pulp and paper production, cleaning products

                              Potassium chemicals                    Glass, fertilizers, cleaning products, rubber
                              (including potassium hydroxide)
                          ----------------------------------------   ---------------------------------------------------------------
                          Ethylene dichloride                        Raw material for vinyl chloride monomer
                          ----------------------------------------   ---------------------------------------------------------------
Specialty Businesses      Sodium silicates                           Soaps and detergents, catalysts, paint pigments
                          ----------------------------------------   ---------------------------------------------------------------
                          Chrome chemicals                           Metal and wood treatments, leather tanning
                          ----------------------------------------   ---------------------------------------------------------------
                          Chlorinated isocyanurates                  Swimming pool sanitation, household and industrial
                                                                     disinfecting and sanitizing products
                          ----------------------------------------   ---------------------------------------------------------------
                          Polyvinyl chloride ("PVC")                 Resins for flooring, medical gloves and other flexible vinyl
                              resin and films                        applications. Calendered films for automotive, packaging, and consumer products
                          ----------------------------------------   ---------------------------------------------------------------
                          Proprietary chemicals (chemical            Agricultural, pharmaceutical, plastics, metal plating,
                          intermediates derived principally          aerospace and food-service applications
                          from fluorine, chlorine and sulfur)
                          ----------------------------------------   ---------------------------------------------------------------
                          Phenolic resins/molding compounds          Automotive brake pistons, adhesives, carbonless copy paper, electrical appliances, electrical wire insulation, and
                                                                     bonded/coated abrasives
                          ----------------------------------------   ---------------------------------------------------------------
                          Mercaptans                                 Warning agents for natural gas and propane and agricultural chemicals
                          ----------------------------------------   ---------------------------------------------------------------
                          Antimony oxide                             Flame retardant synergist and catalysts
                          ----------------------------------------   ---------------------------------------------------------------
                          Resorcinol                                 Tire manufacture, wood adhesives and flame retardant synergist
                          ----------------------------------------   ---------------------------------------------------------------
Vinyls (through its       Vinyl chloride monomer ("VCM")             Raw material for polyvinyl chloride
   76 percent interest
   in OxyVinyls)
                          ----------------------------------------   ---------------------------------------------------------------
                          Polyvinyl chloride resin                   PVC pipe for municipal, plumbing and electrical uses. External construction materials such as window and door profiles,
                                                                     fencing, and decking. Flooring, medical and automotive
                                                                     products, wire and cable insulation, and packaging.
                          ----------------------------------------   ---------------------------------------------------------------
Petrochemicals (through   Ethylene                                   Raw material for production of polyethylene, vinyl chloride
   its 29.5 percent                                                  monomer, ethylene glycols, ethylene oxide and ethylene oxide
   interest in Equistar)                                             derivatives
                          ----------------------------------------   ---------------------------------------------------------------
                          Benzene                                    Raw material for production of styrene, phenolic polymers and nylon
                          ----------------------------------------   ---------------------------------------------------------------
                          Propylene                                  Raw material for production of polypropylene and acrylonitrile
                          ----------------------------------------   ---------------------------------------------------------------
                          Ethylene glycols, ethylene oxide           Polyester products, antifreeze, brake fluids
                          and ethylene oxide derivatives
                          ----------------------------------------   ---------------------------------------------------------------
                          Polyethylene                               Grocery and trash bags, food packaging films, plastic bottles and containers
                          ----------------------------------------   ---------------------------------------------------------------

     Based on statistics in chemical industry publications, Occidental believes that during 1999, it was the largest merchant marketer of chlorine and caustic soda and the largest producer of chrome chemicals in North America. Occidental also has a 76 percent interest in OxyVinyls, the largest producer of PVC resins and VCM in North America, and a 29.5 percent interest in Equistar, North America's largest producer of ethylene and certain derivatives. In addition, based on these publications, Occidental believes that it is the world's largest producer of potassium hydroxide, chlorinated isocyanurate products, phenolic molding compounds and resorcinol, the world's largest marketer of EDC, the second-largest producer of antimony oxide and the third-largest producer of mercaptan warning agents, and the second-largest producer of sodium silicates in North America.

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

PROPERTIES

As of December 31, 1999, OxyChem, which is headquartered in Dallas, Texas, operated 30 chemical product manufacturing facilities in the United States. Many of the larger facilities are located in the Gulf Coast areas of Texas and Louisiana. In addition, OxyChem operates 11 chemical product manufacturing facilities in five foreign countries, with the largest investment in Brazil. A number of additional facilities process, blend and store the chemical products. OxyChem owns or leases an extensive fleet of railroad cars.

     All of OxyChem's manufacturing facilities are owned or leased on a long-term basis. The charts below list the principal facilities and plant capacities of the basic chemicals group, specialty business group and OxyVinyls.

BASIC AND OXYVINYLS

Principal Products and Production Capacities at December 31, 1999(a)



                                      Chlorine          Caustic Soda         Caustic Potash                   EDC
Plants                                  (Tons)                (Tons)                 (Tons)  (millions of pounds)
------------------------  ---------------------  --------------------  --------------------  --------------------
BASIC
Mobile, Alabama                         48,000                                      75,000
Muscle Shoals, Alabama                 154,000                                     242,000
Delaware City, Delaware                146,000                83,000               109,000
Convent, Louisiana                     389,000               435,000                                       1,500
Taft, Louisiana                        738,000               839,000
Niagara Falls, New York                335,000               371,000
Ingleside, Texas                       602,000               669,000                                       1,500
------------------------  --------------------  --------------------  --------------------  --------------------
Total                                2,412,000             2,397,000               426,000                 3,000
========================  ====================  ====================  ====================  ====================

(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.

Principal Products and Production Capacities at December 31, 1999(a)


                                      Chlorine          Caustic Soda                   VCM            PVC Resins
Plants                                  (Tons)                (Tons)  (millions of pounds)  (millions of pounds)
------------------------  --------------------  --------------------  --------------------  --------------------
OXYVINYLS
Deer Park, Texas                       377,000               422,000                 1,200                   540
Ingleside, Texas(b)                                                                  2,200
LaPorte, Texas                         525,000               589,000                 2,400
Pasadena, Texas                                                                                            1,980
Louisville, Kentucky                                                                                         590
Pedricktown, New Jersey                                                                                      360
------------------------  --------------------  --------------------  --------------------  --------------------
Total                                  902,000             1,011,000                 5,800                 3,470
========================  ====================  ====================  ====================  ====================


(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.
(b)  OxyMar, 50% with Marubeni


SPECIALTY BUSINESS
Principal Products and Production Capacities(a)


Plants                                                                               Product             Capacity(a) Volumes
------------------------------------------------------------  ------------------------------  ------------------------------
ACL; Missouri and Louisiana                                        Chlorinated Isocyanurates                       14 mm lbs
Intermediates; Ohio and New York                                      Agricultural Chemicals                         Various
                                                                        Chlorinated Toluenes                         Various
Chrome; North Carolina                                                          Chromic Acid                     47,000 tons
                                                                           Sodium Bichromate                    118,000 tons
Durez; Ohio and New York                                       Phenolic Resins and Compounds                      174 mm lbs
INDSPEC; Pennsylvania                                                             Resorcinol                       50 mm lbs
Laurel Industries; Texas                                                      Antimony Oxide                       40 mm lbs
Natural Gas Odorizing; Texas                                                      Mercaptans                       20 mm lbs
Silicates; Georgia/Ohio/Texas/Illinois/New Jersey/Alabama                   Sodium Silicates                    729,000 tons
PVC; Pennsylvania                                                                 PVC Resins                      213 mm lbs
------------------------------------------------------------  ------------------------------  ------------------------------

(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.

INTERNATIONAL
Principal Products (in metric tons) and Production Capacities(a)


                                                                                         Basic
                                  % Oxy               Caustic      Vinyl                Chrome        PVC   Phenolic   Phenolic
Country    Location           Ownership   Chlorine       Soda       Film        EDC    Sulfate     Resins     Resins  Compounds
---------  -----------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Brazil     Cubatao                  50%   253,000     284,000               142,000
Brazil     Rio de Janeiro          100%                           29,000

Chile      Talcahuano              100%    51,000      57,000

Thailand   Bangkok                  49%    46,000      52,000                           12,000     27,000

Belgium    Genk                    100%                                                                      20,000

Canada     Ft. Erie, Ontario       100%                                                                      18,000       9,000

Canada     Scotford,                76%                                                           154,000
             Alberta

Canada     Niagara, Ontario         76%                                                           256,000
---------  -----------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total                                      350,000    393,000     29,000    142,000     12,000    437,000     38,000      9,000
=========  =================  =========  =========  =========  =========  =========  =========  =========  =========  =========

(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.

CAPITAL EXPENDITURES

Occidental's oil and gas operations, based on depletable resources, are capital intensive, involving large-scale expenditures. In particular, in the search for and development of new reserves, long lead times are often required. In addition, Occidental's chemical business requires capital expenditures to remain competitive and to comply with safety and environmental laws. Occidental's capital expenditures for its ongoing businesses totaled approximately $601 million in 1999, $1.074 billion in 1998 and $1.549 billion in 1997, exclusive of the acquisition cost of Elk Hills and the noncash consideration for other acquisitions. The 1999 amount included capital expenditures aggregating $474 million for oil and gas, $116 million for chemical and $11 million for corporate and other. Occidental's total capital expenditures, exclusive of acquisitions, if any, for 2000 are expected to approximate $850 million, with $650 million allocated to oil and gas operations and $200 million to chemical operations.

EMPLOYEES

Occidental and its subsidiaries employed 8,701 people at December 31, 1999, of whom 6,203 were located in the United States. 1,953 were employed in oil and gas operations and 5,974 in chemical operations. An additional 244 people were employed at corporate headquarters and 63 at other Occidental subsidiaries. In addition, 467 people were employed by Oxy Services, Inc., Occidental's shared services subsidiary, and are currently based primarily in Dallas and Los Angeles. Approximately 913 U.S.-based employees are represented by labor unions.

     Occidental has a long-standing policy to ensure that fair and equal employment opportunities are extended to all persons without regard to race, color, religion, ethnicity, gender, national origin, disability, age, sexual orientation, veteran status or any other legally impermissible factor. Occidental maintains diversity and outreach programs.

ENVIRONMENTAL REGULATION

Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations are also subject to environmental protection laws. Applicable U.S. laws include the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act, the Resource Conservation and Recovery Act, as amended by the Hazardous and Solid Waste Amendments, and similar state environmental laws. The laws that require or address environmental remediation may apply retroactively to previous waste disposal practices and, in many cases, the laws apply regardless of fault, legality of the original activities or ownership or control of sites. Occidental is currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites. Also, Occidental and certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites, including, in some instances, having been named as defendants, as potentially responsible parties ("PRPs"), or as both defendants and PRPs under the federal Superfund law. These proceedings seek remediation, funding for remediation, or both, and, in some cases, compensation for alleged personal injury or property damage, punitive damages and civil penalties, aggregating substantial amounts.

     Occidental has accrued reserves for its environmental liabilities. As of December 31, 1999 and 1998, Occidental had environmental reserves of approximately $454 million and $578 million, respectively. Occidental provided additional reserves of approximately $136 million in 1997 and $100 million in 1996 for costs associated with expected remediation efforts at a number of sites. Occidental made no provision for additional environmental reserves in 1998 or 1999. The 1997 amount related to both the oil and gas and the chemical divisions.

     Occidental's estimated operating expenses in 1999 relating to compliance with environmental laws and regulations governing ongoing operations were approximately $64 million, compared with $70 million in 1998 and $93 million in 1997. In addition, capital expenditures for environmental compliance were $36 million in 1999, compared with $56 million in 1998 and $116 million in 1997. The 1999 amount included $19 million in the oil and gas division and $17 million in the chemical division. Occidental presently estimates that divisional capital expenditures for environmental compliance (including environmental control facilities) will be in the range of $42 million for 2000 and in the range of $60 million for 2001.

ITEM 3    LEGAL PROCEEDINGS

Incorporated by reference herein is information regarding lawsuits, claims, commitments, contingencies and related matters in Note 9 to the Consolidated Financial Statements.

     In December 1999, Occidental's subsidiary, OXY USA Inc. ("OXY USA") settled its long-standing litigation with Chevron U.S.A. Inc. ("Chevron") for a cash payment of $775 million from Chevron. The litigation arose from the 1982 termination by Gulf Oil Corp. (subsequently acquired by Chevron) of its merger agreement with Oklahoma-based Cities Service Company (subsequently acquired by Occidental). In 1996, a judgment in favor of OXY USA (formerly Cities Service) was entered against Chevron by a state district court in Tulsa, Oklahoma. The Oklahoma Supreme Court affirmed that judgment, and Chevron had filed a petition with the U.S. Supreme Court. The petition was withdrawn upon settlement.

     In 1997, Occidental was informed that the SEC would conduct a private, formal investigation as a result of certain matters described in a May 12, 1997, The Wall Street Journal article concerning Occidental's business dealings with several foreign consultants. According to the SEC, the purpose of its investigation is to determine whether Occidental may have violated the federal securities laws, including the Foreign Corrupt Practices Act and the reporting requirements of the Securities Exchange Act of 1934, as amended. That investigation is ongoing. Occidental has cooperated with the SEC and has produced documents in response to an SEC subpoena. Occidental also made those documents available to the Internal Revenue Service in connection with an audit covering the 1993-1995 tax years. This audit has been completed.

ENVIRONMENTAL PROCEEDINGS

In April 1998, a civil action was filed on behalf of the U.S. Environmental Protection Agency ("EPA") against OxyChem relating to the Centre County Kepone Superfund Site at State College, Pennsylvania. The lawsuit seeks approximately $12 million in penalties and governmental response costs, a declaratory judgment that OxyChem is a liable party under CERCLA, and an order requiring OxyChem to carry out the remedy that is being performed by the site owner. In October 1998, the U.S. District Court for the Middle District of Pennsylvania granted OxyChem's motion to dismiss the United States' case. In December 1999, the United States Court of Appeals for the Third Circuit reversed the dismissal and remanded the case to the District Court. OxyChem is vigorously contesting the United States' allegations and the proposed penalty.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Occidental's security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT


                                        Age at
                                  February 28,
Name                                      2000  Positions with Occidental and Subsidiaries and Five-Year Employment History
------------------------------  --------------  ------------------------------------------------------------------------------------
Dr. Ray R. Irani                            65  Chairman of the Board of Directors and Chief Executive Officer since 1990; President from 1984 to 1996; Chief Operating Officer from 1984-1990; Director since 1984;
                                                member of Executive Committee.
Dr. Dale R. Laurance                        54  President since 1996; Chairman and Chief Executive Officer of Occidental Oil and Gas
                                                Corporation since 1999; 1990-1996, Executive Vice President and Senior Operating
                                                Officer; 1984-1990, Executive Vice President--Operations; Director since 1990;
                                                member of Executive Committee.
Stephen I. Chazen                           53  Chief Financial Officer and Executive Vice President Corporate Development since
                                                1999; 1994-1999, Executive Vice President--Corporate Development.
Donald P. de Brier                          59  Executive Vice President, General Counsel and Secretary since 1993.
Richard W. Hallock                          55  Executive Vice President--Human Resources since 1994.
J. Roger Hirl                               68  Executive Vice President since 1984; Director since 1988; President and Chief
                                                Executive Officer of Occidental Chemical Corporation since 1991.
John W. Morgan                              46  Executive Vice President--Operations since 1998; 1991-1998, Vice President--
                                                Operations.
Howard Collins                              56  Vice President--Public Relations since 1993.
Samuel P. Dominick, Jr.                     59  Vice President and Controller since 1991.
James R. Havert                             58  Vice President and Treasurer since 1998; 1992-1998, Senior Assistant Treasurer.
Kenneth J. Huffman                          55  Vice President--Investor Relations since 1991.
Anthony R. Leach                            60  Vice President Finance since 1999; 1991-1999, Executive Vice President and Chief
                                                Financial Officer.
Robert M. McGee                             53  Vice President since 1994; President of Occidental International Corporation since
                                                1991.
Richard A. Swan                             52  Vice President--Health, Environment and Safety since 1995; 1991-1995, Director--
                                                Investor Relations.
Aurmond A. Watkins, Jr.                     57  Vice President--Tax since 1991.

The current term of office of each Executive Officer will expire at the April 27, 2000, organizational meeting of the Occidental Board of Directors or at such time as his successor shall be elected.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RECENT PREFERRED STOCK CONVERSION AND REDEMPTION

In September 1999, Occidental redeemed all of the outstanding shares of its $3.00 cumulative CXY-indexed convertible preferred stock. From the date Occidental announced the redemption to the date of redemption, holders of 3,125,837 shares of such preferred stock converted their shares into approximately 9.9 million shares of Occidental common stock.

TRADING PRICE RANGE AND DIVIDENDS

There is hereby incorporated by reference the quarterly financial data appearing under the caption "Quarterly Financial Data" and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in this report. Occidental's common stock was held by approximately 81,526 stockholders of record at December 31, 1999, with an estimated 130,000 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded principally on the New York Stock Exchange and also is listed on certain foreign exchanges. The quarterly financial data on pages 58 and 59 of this report set forth the range of trading prices for the common stock as reported on the composite tape of the New York Stock Exchange and quarterly dividend information.

     The quarterly dividend rate for the common stock is $.25 per share. On February 10, 2000, a dividend of $.25 per share was declared on the common stock, payable on April 15, 2000 to stockholders of record on March 10, 2000. The declaration of future cash dividends is a business decision made by the Board of Directors from time to time, and will depend on Occidental's financial condition and other factors deemed relevant by the Board.

ITEM 6    SELECTED FINANCIAL DATA


FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA                                       Occidental Petroleum Corporation
Dollar amounts in millions, except per-share amounts                                               and Subsidiaries

For the years ended December 31,                                      1999      1998      1997      1996      1995
================================================================  ========  ========  ========  ========  ========
RESULTS OF OPERATIONS(a)
     Net sales and operating revenues                             $  7,610  $  6,596  $  8,016  $  7,987  $  8,389
     Income from continuing operations                            $    568  $    325  $    217  $    514  $    358
     Net income(loss)                                             $    448  $    363  $   (390) $    668  $    511
     Effect of repurchase of Trust Preferred Securities           $      1  $     --  $     --  $     --  $     --
     Preferred dividend requirements                              $      7  $     17  $     88  $     93  $     93
     Earnings(loss) applicable to common stock                    $    442  $    346  $   (478) $    575  $    418
     Basic earnings per common share from
        continuing operations                                     $   1.58  $    .88  $    .39  $   1.30  $    .83
     Basic earnings(loss) per common share                        $   1.24  $    .99  $  (1.43) $   1.77  $   1.31
     Diluted earnings(loss) per common share                      $   1.24  $    .99  $  (1.43) $   1.73  $   1.31

     Earnings before special items(b)                             $    253  $    104  $    691  $    643  $    603

FINANCIAL POSITION(a)
     Total assets                                                 $ 14,125  $ 15,252  $ 15,291  $ 14,981  $ 15,342
     Long-term debt, net                                          $  4,368  $  5,367  $  4,925  $  4,511  $  4,819
     Capital lease liabilities, net                               $     27  $     29  $    235  $    237  $    259
     Trust Preferred Securities                                   $    486  $     --  $     --  $     --  $     --
     Stockholders' equity                                         $  3,523  $  3,363  $  4,286  $  5,140  $  4,630

     Dividends per common share                                   $   1.00  $   1.00  $   1.00  $   1.00  $   1.00

AVERAGE SHARES OUTSTANDING(thousands)                              355,381   350,173   334,341   323,782   318,073
----------------------------------------------------------------  --------  --------  --------  --------  --------

(a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements for information regarding accounting changes, asset acquisitions and dispositions, discontinued operations, and charges for asset write-downs, litigation matters, environmental remediation and other costs and other special items affecting comparability.
(b) Earnings before special items reflect adjustments to net income (loss) to exclude the after-tax effect of certain infrequent transactions that may affect comparability between years. See the Special Items table for the specific nature of these items in 1999, 1998 and 1997. Management believes the presentation of earnings before special items provides a meaningful comparison of earnings between years to the readers of the consolidated financial statements. Earnings before special items is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.

ITEM 7


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCORPORATING ITEM 7A)

1999 BUSINESS ENVIRONMENT

OIL AND NATURAL GAS INDUSTRY

During the first quarter of 1999, worldwide crude oil supply continued to exceed demand, with oil prices remaining at their lowest level in more than 40 years, adjusted for inflation. This trend reversed in the second quarter mainly as a result of production restraint by major exporting nations. Benchmark crude oil prices rose from approximately $11 per barrel early in 1999 to approximately $27 per barrel by the fourth quarter. Currently, demand for crude oil is high throughout the world, including the economically recovering Far East. Benchmark crude oil prices in the range of $23 to $30 per barrel have been experienced in early 2000.

CHEMICAL INDUSTRY

The chemical industry experienced an increase in product demand for most commodities as many of the Asian economies began stabilizing and strong economic growth continued in North America. Generally, growing product demand and limited additions to production capacities resulted in prices for major commodity chemicals improving throughout 1999, except for caustic soda prices, which declined. However, higher oil and gas prices in the last half of 1999 had a negative effect on chemical margins. Although general commodity chemical price trends were positive from quarter to quarter during the year (except for caustic soda), 1999 chemical results were adversely impacted by lower average caustic soda and chlorine prices compared to average 1998 prices for these products.

     Petrochemical prices continued to be depressed in 1999, and margins were further eroded by an increase in feedstock costs, adversely impacting Equistar Chemicals LP's (Equistar) contribution to chemical results.

     Domestic chlorine demand was marginally higher in 1999 than 1998 due to the strong vinyls market. Chlorine pricing was stable in the first half and improved through the second half. Caustic soda prices declined through the first three quarters due to soft demand but strengthened in the fourth quarter as domestic and export markets improved, with resulting inventory reductions. North American polyvinyl chloride (PVC) resin demand continued to grow from 1998 levels, with domestic growth exceeding 7 percent. Demand was driven by a strong U.S. economy, high consumer confidence and a robust housing market. Global PVC demand grew faster than capacity expansions, which significantly improved PVC prices throughout the year. Industry exports of PVC resin from North America had to be reduced by more than 40 percent to satisfy strong domestic demand since plants were essentially operating at capacity. In Asia, the economic crisis, which reduced demand in 1998, began to stabilize, and a moderate rebound in PVC resin demand occurred.

1999 HIGHLIGHTS

CHEVRON LITIGATION SETTLEMENT

In December, Occidental's subsidiary, OXY USA Inc. (OXY USA) settled its long-standing litigation with Chevron U.S.A. Inc. (Chevron) for a cash payment of $775 million from Chevron. The litigation arose from the 1982 termination by Gulf Oil Corp. (subsequently acquired by Chevron) of its merger agreement with Oklahoma-based Cities Service Company (subsequently acquired by Occidental). In 1996, a judgment in favor of OXY USA (formerly Cities Service) was entered against Chevron by a state district court in Tulsa, Oklahoma. The Oklahoma Supreme Court affirmed that judgment, and Chevron had filed a petition with the U.S. Supreme Court. The petition was withdrawn upon settlement.

     Occidental applied $722 million of proceeds from the settlement towards the redemption and repurchase of debt securities (including premium, accrued interest and expenses). This debt reduction is expected to result in a reduction in interest expense of approximately $65 million per year.

OCCIDENTAL/GEON PVC PARTNERSHIP

Effective April 30, 1999, Occidental formed OxyVinyls, LP (OxyVinyls), a partnership with The Geon Company (Geon) combining their PVC businesses and creating North America's largest producer of PVC resins. Occidental's chemical subsidiary, OxyChem, owns 76 percent of OxyVinyls, and Geon owns 24 percent.

     OxyVinyls has annual capacities of 4.4 billion pounds of PVC resin, 4.8 billion pounds of vinyl chloride monomer (VCM) and 0.9 million electrochemical units of chlor-alkali production. OxyVinyls comprises: OxyChem's commodity PVC resin plant, its VCM plant, its 50 percent interest in the OxyMar VCM plant, two chlor-alkali and co-generation plants in the Houston area, as well as five Geon PVC resin plants and Geon's VCM plant.

     Geon entered into a long-term PVC resin purchase agreement with OxyVinyls, and Geon and OxyChem entered long-term VCM purchase agreements to serve their specialty resin business.

     As a result of the combination, OxyVinyls is expected to reduce operating costs by approximately $80 million annually by year-end 2000. Approximately $40 million in savings were achieved in 1999.

     In addition, a powder compounding products partnership was formed that is owned 90 percent by Geon and 10 percent by Occidental. Occidental did not book a significant gain or loss on these transactions.

OIL AND GAS ASSET SWAP WITH EOG RESOURCES

Occidental and EOG Resources, Inc. (EOG) exchanged certain oil and gas assets that will enhance Occidental's programs to further focus exploration and production activities and achieve cost savings through operational benefits.

     Occidental received producing properties and exploration acreage in its expanding California asset base, as well as producing properties in the western Gulf of Mexico, near existing operations, in exchange for oil and gas production and reserves in east Texas.

     The exchange provides Occidental with significant growth opportunities in California by increasing its land position from approximately 89,000 acres to approximately 800,000 acres. An active exploration program is planned over the next few years.

     Occidental also farmed out Oklahoma panhandle properties to EOG, retaining a carried interest, and expects to benefit from EOG's drilling program. Occidental was not planning on drilling this acreage and, under this program, EOG will fund all the capital and Occidental will share in the results.

INDSPEC ACQUISITION

In the third quarter of 1999, pursuant to a series of transactions, Occidental acquired the remaining ownership of INDSPEC Chemical Corporation (INDSPEC) through the issuance of approximately 3.2 million shares of Occidental common stock at an estimated value of approximately $68 million and the assumption of approximately $80 million of bank debt. As a result of the transactions, Occidental now owns 100 percent of the stock of INDSPEC. INDSPEC is a leading manufacturer of resorcinol, a bonding agent principally used in tires and as a flame retardant.

INCOME SUMMARY

Occidental reported net income of $448 million ($1.24 per share) in 1999, on net sales and operating revenues of $7.6 billion, compared with net income of $363 million ($.99 per share) in 1998, on net sales and operating revenues of $6.6 billion. Earnings before special items were $253 million in 1999 and $104 million in 1998.

DIVISIONAL OPERATIONS

The following discussion of Occidental's two operating divisions and corporate items should be read in conjunction with Note 16 to the Consolidated Financial Statements.

     Divisional earnings exclude interest income, interest expense, unallocated corporate expenses and extraordinary items, but include gains and losses from dispositions of divisional assets and results from equity investments.

     Foreign income and other taxes and certain state taxes are included in divisional earnings on the basis of operating results. U.S. federal income taxes are not allocated to divisions except for amounts in lieu thereof that represent the tax effect of operating charges resulting from purchase accounting adjustments, and the tax effects resulting from major, infrequently occurring transactions such as asset sales and legal settlements that relate to divisional results. Prior years' divisional income has been restated to reflect these tax allocations relating to major transactions. Divisional earnings in 1999 were affected by $212 million from net charges allocated comprising $228 million of charges and $16 million of credits in oil and gas and chemical, respectively. The oil and gas amount included a charge related to the income on the Chevron litigation settlement and a credit for losses on sales of assets. Divisional earnings in 1998 were affected by $176 million from net charges comprising $202 million of charges and $26 million in credits in oil and gas and chemical, respectively. Divisional earnings in 1997 benefited by $39 million from credits allocated of $13 million and $26 million in oil and gas and chemical, respectively.

     The following table sets forth the sales and earnings of each operating division and corporate items:


DIVISIONAL OPERATIONS
In millions
For the years ended December 31,                 1999       1998       1997
==========================================  =========  =========  =========
SALES
Oil and Gas                                 $   4,572  $   3,621  $   3,667
Chemical                                        3,038      2,975      4,349
                                            ---------  ---------  ---------
                                            $   7,610  $   6,596  $   8,016
==========================================  =========  =========  =========
EARNINGS(LOSS)
Oil and Gas                                 $   1,261  $     590  $     484
Chemical                                          (52)       266        525
                                            ---------  ---------  ---------
                                                1,209        856      1,009
Unallocated corporate items
     Interest expense, net                       (468)      (451)      (407)
     Income taxes                                 (68)       (14)       (60)
     Trust Preferred Distributions                (41)        --         --
     Other                                        (64)       (66)      (325)
                                            ---------  ---------  ---------
Income from continuing
   operations                                     568        325        217
Discontinued operations, net                       --         38       (607)
Extraordinary loss, net                          (107)        --         --
Cumulative effect of changes in
   accounting principles, net                     (13)        --         --
                                            ---------  ---------  ---------
Net income(loss)                            $     448  $     363  $    (390)
==========================================  =========  =========  =========


OIL AND GAS
In millions, except as indicated                 1999       1998       1997
==========================================  =========  =========  =========
DIVISIONAL SALES                            $   4,572  $   3,621  $   3,667
DIVISIONAL EARNINGS                         $   1,261  $     590  $     484
EARNINGS BEFORE SPECIAL ITEMS(a)            $     835  $     314  $     694
AVERAGE SALES PRICES
   CRUDE OIL PRICES(per barrel)
      U.S.                                  $   15.81  $   12.06  $   18.72
      Other Western Hemisphere              $   13.20  $    8.78  $   11.88
      Eastern Hemisphere                    $   15.86  $   11.12  $   17.21
   GAS PRICES(per thousand cubic feet)
      U.S.                                  $    2.09  $    2.05  $    2.39
      Eastern Hemisphere                    $    1.17  $    2.03  $    2.40
EXPENSED EXPLORATION(b)                     $      75  $     128  $     119
CAPITAL EXPENDITURES
   Development                              $     302  $     545  $     815
   Exploration                              $     103  $     140  $     178
   Acquisitions and other(c)                $      69  $      66  $     157
------------------------------------------  ---------  ---------  ---------

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

     Earnings before special items in 1999 were $835 million, compared with earnings before special items of $314 million in 1998. The increase in earnings before special items reflected the impact of higher worldwide crude oil prices, lower operating and exploration costs, and higher natural gas volumes partially offset by lower crude oil volumes.

     Earnings before special items in 1998 were $314 million, compared with earnings before special items of $694 million in 1997. The decrease primarily reflected significantly lower worldwide crude oil prices and lower natural gas prices, partially offset by increased crude oil production in the United States and the Eastern Hemisphere.

     Approximately 43 percent of oil and gas sales for 1999 were attributable to oil and gas trading activity, compared with approximately 44 percent in 1998 and 33 percent for 1997. Occidental participates in oil and gas trading to enhance its knowledge of the dynamics affecting price and supply/demand fundamentals in order to optimize its long-term global marketing efforts. The results were not significant.

     The 1999 earnings included after-tax income of $488 million from the Chevron litigation settlement and income of $11 million related to a contingent payment on the 1998 sale of Occidental's interests in the Netherlands. The 1999 earnings also included charges of $29 million after tax for the write-down of producing assets in Peru, $25 million for claims and settlements, $10 million for the closing of the oil and gas offices in Bakersfield, California and $9 million for the write-down of an investment in an office building. The 1998 results included net after-tax gains on the sale of major nonstrategic assets of $317 million, as well as a pre-tax $30 million charge for the write off of certain exploration projects and a $12 million reorganization charge.

     The 1997 results included pre-tax charges of $210 million for the write-down of various assets and other reserves.


CHEMICAL
In millions, except as indicated             1999       1998       1997
======================================  =========  =========  =========
DIVISIONAL SALES                        $   3,038  $   2,975  $   4,349
DIVISIONAL EARNINGS(LOSS)               $     (52) $     266  $     525
EARNINGS BEFORE SPECIAL ITEMS(a)        $     132  $     296  $     619
KEY PRODUCT INDEXES(1987 through
  1990 average price = 1.0)
   Chlorine                                  0.80       1.13       1.79
   Caustic soda                              0.66       1.02        .77
   PVC commodity resins                      0.70        .60        .83
KEY PRODUCT VOLUMES
   Chlorine(thousands of tons)              3,142      2,983      3,201
   Caustic soda(thousands of tons)          3,214      3,208      3,436
   PVC commodity resins
      (millions of pounds)                  3,451      1,755      1,441
CAPITAL EXPENDITURES(b)
   Basic chemicals                      $      35  $     126  $     156
   Vinyls                               $      25  $      34  $      86
   Petrochemicals                       $      --  $      10  $      40
   Specialty businesses                 $      50  $     148  $     106
   Other                                $       6  $       3  $       8
--------------------------------------  ---------  ---------  ---------

(a) Earnings before special items represents divisional earnings adjusted for the effect of certain infrequent transactions that may affect comparability between years. Earnings before special items is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.
(b) Excludes the formation of OxyVinyls and the acquisition of the balance of INDSPEC.

     Occidental's chemical division is highly integrated. Chemicals from the chlor-alkali business are used in the specialty business and chlorine from chlor-alkali is combined with ethylene from the Equistar petrochemical partnership to produce PVC. Effective April 30, 1999, Occidental formed a partnership with Geon and created an integrated vinyls partnership. As a result of the combination, OxyVinyls is expected to reduce operating costs by approximately $80 million annually by the end of 2000. Occidental has a 76 percent interest in OxyVinyls, the integrated PVC commodity resin partnership formed in the alliance. In addition, in the third quarter of 1999, Occidental acquired the remaining ownership of INDSPEC and now owns 100 percent of the stock. (Both transactions are discussed further in the section titled "Acquisitions, Dispositions and Commitments.")

     Earnings before special items were $132 million in 1999, compared with $296 million in 1998. The decrease in earnings before special items primarily reflected the impact of lower prices for chlorine and caustic soda, as well as higher costs for ethylene and natural gas. The 1999 results included pre-tax charges of $159 million for the write-down to realizable value of certain chemical assets, $28 million for write-downs by Equistar, $9 million for claims and settlements and a gain of $12 million related to the sale of a chemical plant by Equistar. The 1998 earnings included pre-tax charges of $30 million related to reorganization and other charges.

     Earnings before special items were $296 million in 1998, compared with $619 million in 1997. The decrease in 1998 reflected lower margins for most of OxyChem's key products, primarily due to lower sales prices. The 1997 earnings included pre-tax charges of $94 million related to the write-down of various assets.

     OxyChem expects continued cost reductions through operating and supply-chain efficiencies and benefits from consolidation of some administrative functions as a result of the formation of OxyVinyls. In 1999, the partnership reduced costs by capturing $40 million of benefits from rationalization of operating assets, consolidation of administrative functions and achievement of operating and supply-chain efficiencies.

     Sales in 1999, compared with 1998, reflected the inclusion of revenues of OxyVinyls from the Geon contributed businesses, offset by lower prices for chlorine and caustic soda and the total year absence of revenues related to the petrochemical assets contributed to the Equistar petrochemicals partnership in May 1998.

     The decrease in sales in 1998, compared with 1997, primarily reflected the absence of sales related to the assets contributed to Equistar in May 1998, as well as lower sales prices for most chemical products.

CORPORATE

Unallocated corporate other items in 1999 and 1998 included insurance dividend income of $18 million and $9 million, respectively. Unallocated corporate other items in 1997 included a charge to extinguish existing liabilities and open-ended financial commitments under employment agreements with two senior executives. Unallocated corporate other items in 1997 also included charges of $136 million for environmental matters.

SPECIAL ITEMS

Special items are significant, infrequent items reflected in the Consolidated Statements of Operations that may affect comparability between years. The special items included in the 1999, 1998 and 1997 results are detailed below. For further information, see Note 16 to the Consolidated Financial Statements and the discussion above.


SPECIAL ITEMS
Benefit(Charge)  In millions                   1999         1998         1997
======================================  ===========  ===========  ===========
OIL AND GAS
   Chevron litigation settlement(a)     $       488  $        --  $        --
   Write-down of Peru
      producing operations(a)                   (29)          --           --
   Write-down of various assets                  (9)         (30)        (140)
   Claims, settlements,
      reorganization and other                  (35)         (12)         (70)
   Receipt of contingent payment                 11           --           --
   Gains on sales of major
      nonstrategic assets(a)                     --          317           --
--------------------------------------  -----------  -----------  -----------

CHEMICAL
   Write-down of various assets         $      (159) $        --  $       (94)
   Write-downs by Equistar                      (28)          --           --
   Gain on sale of chemical plant by
      Equistar                                   12           --           --
   Claims and settlements                        (9)          --           --
   Reorganization and other                      --          (30)          --
--------------------------------------  -----------  -----------  -----------

CORPORATE
   Extraordinary loss on debt
      redemption(a)                     $      (107) $        --  $        --
   Insurance dividend                            18            9           --
   Changes in accounting
      principles(a)                             (13)          --           --
   Discontinued operations(a)                    --           38          143
   Charge on MidCon sale(a)                      --           --         (750)
   Environmental reserves                        --           --         (111)
   Employment agreements                         --           --          (75)
--------------------------------------  -----------  -----------  -----------

(a)  These amounts are shown after-tax

CONSOLIDATED OPERATIONS--REVENUES


SELECTED REVENUE ITEMS
In millions                                         1999       1998       1997
============================================  ==========  ==========  ==========
Net sales and operating revenues              $    7,610  $    6,596  $    8,016
Interest, dividends and other income          $      913  $      261  $       88
Gains(losses) on disposition of assets, net   $      (13) $      546  $       (4)
Income(loss) from equity investments          $       41  $      (22) $        1
--------------------------------------------  ----------  ----------  ----------


     The increase in sales in 1999, compared with 1998, primarily reflected higher worldwide crude oil prices in the oil and gas division, and the inclusion of revenues of OxyVinyls from the Geon contributed businesses, partially offset by lower prices for chlorine and caustic soda and the absence of revenues related to the petrochemical assets contributed to Equistar in May 1998 in the chemical division.

     The decrease in net sales in 1998, compared with 1997, reflected lower worldwide crude oil prices in the oil and gas division and lower prices and volumes for most chemical products and also reflected the absence of revenues related to the assets contributed to Equistar offset, in part, by higher oil and gas trading activity and higher oil volumes.

     Interest, dividends and other income in 1999 included the favorable litigation settlement of $775 million. Interest, dividends and other income in 1998 included, among other things, interest earned on a $1.4 billion note (the $1.4 billion note receivable) received in exchange for a note previously issued to Occidental by the MidCon Corp. ESOP Trust.

     The pre-tax gains on disposition of assets in 1998 of $546 million included the net pre-tax gains of $532 million on major nonstrategic assets sold as part of an asset redeployment program.

     The increase in income from equity investments in 1999, compared with 1998, primarily reflected the impact of higher worldwide crude oil prices and improved export prices for VCM.

     The decrease in income from equity investments in 1998, compared with 1997, reflected the impact of lower oil and gas prices as well as lower chemical margins.

CONSOLIDATED OPERATIONS--EXPENSES


SELECTED EXPENSE ITEMS
In millions                                    1999         1998         1997
======================================  ===========  ===========  ===========
Cost of sales                           $     5,059  $     4,462  $     5,060
Selling, general and administrative
   and other operating expenses         $       645  $       678  $       797
Write-downs of assets                   $       212  $        30  $       205
Environmental remediation               $        --  $        --  $       136
Minority interest                       $        58  $         1  $        --
Interest and debt expense, net          $       498  $       559  $       434
--------------------------------------  -----------  -----------  -----------

     The increase in cost of sales in 1999, compared with 1998, primarily reflected higher costs related to oil and gas trading, the inclusion of cost of sales related to the acquired Geon facilities and higher raw material and energy costs in the chemical division. These were partially offset by the absence of costs related to the petrochemical assets contributed to Equistar in May 1998 and cost reductions.

     The decrease in cost of sales in 1998, compared with 1997, primarily reflected lower energy and raw material costs in the chemical division as well as the absence of costs related to the assets contributed to Equistar.

     Selling, general and administrative and other operating expenses decreased in 1999, compared with 1998 and 1997, reflecting ongoing cost reduction programs. Selling, general and administrative and other operating expenses in 1997 reflected a portion of the asset write-downs and the charge to amend certain employment agreements.

     Environmental remediation included charges of $111 million in 1997 for additional environmental reserves related to various existing sites.

     The decrease in interest and debt expense in 1999, compared with 1998, reflected lower outstanding debt levels partially offset by higher rates. Interest and debt expense increased to $559 million in 1998 from $434 million in 1997, which primarily reflected the impact of higher debt levels.

LIQUIDITY AND CAPITAL RESOURCES


OPERATING ACTIVITIES
In millions                                    1999         1998         1997
                                        ===========  ===========  ===========
NET CASH PROVIDED                       $     1,044  $        80  $     1,397

     The higher operating cash flow in 1999, compared with 1998, resulted from higher earnings before special items. The improved earnings primarily reflected the impact of higher worldwide crude oil prices. Other non-cash charges to income were higher in 1999 compared with 1998, which reflected the non-cash write-downs in the chemical and oil and gas divisions. See the "Special Items" table above. Changes in operating assets and liabilities reflected lower net working capital usage in 1999, compared with 1998. Other operating expenses in 1999 reflected lower payments for other operating uses such as litigation and environmental costs. Included in total cash flow from operating activities in 1998 was cash used by discontinued operations of $244 million, which included the negative effect of $250 million of receivables repurchased in connection with the sale of MidCon.

     The lower operating cash flow in 1998, compared with 1997, resulted from lower earnings before special items. Reported earnings included the effect of these special items, such as gains on sales of assets. The lower earnings primarily reflected the impact of significantly lower worldwide crude oil and chemical prices. Excluding the effect of income taxes, the impact of changes in operating assets and liabilities on cash was slightly worse in 1998 compared with 1997. Other operating items reflected higher payments in 1998 for litigation and other related settlements. In addition, included in operating activities was net cash used by operating activities of discontinued operations of $244 million in 1998 compared with net cash provided by operating activities of discontinued operations of $266 million in 1997. The 1998 cash used by discontinued operations included the negative effect of $250 million of receivables repurchased in connection with the sale of MidCon.

     Other noncash charges in 1998 included a charge for the write off of an investment in certain exploration properties, previously announced reorganization expense accruals and other miscellaneous items. Other noncash charges in 1997 mainly reflected the special charges taken in the fourth quarter. See the "Special Items" table above. Each of the three years also included charges for employee benefit plans and other items.


INVESTING ACTIVITIES
In millions                                    1999         1998         1997
                                        ===========  ===========  ===========
NET CASH PROVIDED (USED)                $     1,591  $    (1,216) $    (1,505)

     Included in investing activities was net cash used by investing activities of discontinued operations of $6 million and $79 million in 1998 and 1997.

     The 1999 amount included the proceeds from the $1.4 billion note receivable and the $775 million proceeds from the Chevron litigation settlement. The 1999 amount reflected lower capital expenditures and also reflected net cash used of $113 million in connection with the formation of OxyVinyls. The decrease in net cash used in investing activities in 1998, compared with 1997, reflected lower capital expenditures. The 1998 amount also reflected cash used of $3.5 billion for the purchase of the Elk Hills field. The 1998 amount also included the proceeds of $3.4 billion, primarily from the sale of MidCon and nonstrategic oil and gas properties. Cash used in investing activities included Occidental's capital expenditure program as discussed below.


CAPITAL EXPENDITURES
In millions                                    1999         1998         1997
======================================  ===========  ===========  ===========
Oil and Gas                             $       474  $       751  $     1,150
Chemical                                        116          321          396
Corporate and other                              11            2            3
                                        -----------  -----------  -----------
                                        $       601  $     1,074  $     1,549
======================================  ===========  ===========  ===========

     In response to expected low oil and chemical prices early in the year, Occidental reduced its capital-spending budget for 1999. However, oil and gas continued to be allocated the major portion of the budget, with projects in Elk Hills and Qatar receiving the highest priority. Total spending decreased in 1998, compared with 1997, due to lower development spending, and completion of certain projects offset, in part, by spending at Elk Hills. The 1999 capital expenditure amount excludes the formation of OxyVinyls and the acquisition of the balance of INDSPEC. The 1998 capital expenditure amount does not include the cost of the acquisition of the Elk Hills field for $3.5 billion.

     Occidental's capital spending budget for 2000 is $850 million. Of the total, approximately $650 million will be allocated to oil and gas, with Elk Hills and Qatar again receiving the highest priority. The remainder will be allocated to chemicals.

     As part of the asset redeployment program, Occidental completed the sale in 1998 of various international and domestic nonstrategic oil and gas properties. Occidental sold its entire interest in an oilfield development project in Venezuela, the stock of the subsidiary which owned its oil and gas assets in the Netherlands and the North Sea, as well as various domestic properties. Net proceeds from all major nonstrategic oil and gas asset sales were $1.1 billion, and the total net pre-tax gain was $532 million, which is included in the total gain from disposition of assets of $546 million. Additionally, Occidental made a cash payment of $89 million to Shell in connection with the exchange of certain oil and gas interests.

     The 1997 proceeds from the sale of businesses and disposals of property, plant and equipment included the proceeds from the sale of a chlor-alkali chemical plant located in Tacoma, Washington for approximately $102 million, which included $97 million in cash and the balance in the buyer's convertible preferred stock.

     Also in 1997, Occidental purchased 28,000 shares of preferred stock of Leslie's Poolmart, Inc. (Leslie's), a customer of OxyChem, for total consideration of $28 million, which consisted of cash and the exchange of $10 million of Leslie's subordinated debentures held by Occidental. In 1999, Occidental sold essentially all of its investment in Leslie's and recorded an insignificant gain.


FINANCING ACTIVITIES
In millions                                    1999         1998         1997
                                        ===========  ===========  ===========
NET CASH PROVIDED (USED)                $    (2,517) $     1,119  $       (37)

     The 1999 amount reflected the use of the proceeds from the $1.4 billion note receivable, $775 million from the Chevron litigation settlement and $508 million of net proceeds from the issuance of the Trust Preferred Securities to repay outstanding debt.

     The 1998 amount reflected net cash provided of $1.9 billion, primarily from proceeds from borrowings, to fund a portion of the acquisition of the Elk Hills field in February 1998. Included in financing activities was net cash provided by financing activities of discontinued operations of $53 million in 1997.

     Cash used for financing activities in 1998 and 1997 included $937 million and $119 million, respectively, for the common stock repurchase program announced in October 1997. Under the program, Occidental repurchased a total of
39.3 million shares, of which, 35.1 million shares were repurchased in 1998. In 1997, net proceeds from the issuance of long-term debt and other borrowings and payments of capital lease liabilities totaled $400 million.

     Occidental paid preferred and common stock dividends of $363 million in 1999, $387 million in 1998 and $422 million in 1997. The 1999 amount reflected lower preferred dividends as all preferred stock had been redeemed or converted into common stock by year-end 1999. The 1998 amount primarily reflected lower preferred stock dividends as a result of preferred stock that was converted into common stock in March 1998. In 1999, a total of 4,847,130 shares of CXY-indexed convertible preferred stock were converted by the holders into 15,708,176 shares of Occidental's common stock. The holders of the $3.875 preferred stock converted all of the 15.1 million shares into 33.2 million shares of Occidental common stock in March 1998. At the end of 1999, Occidental had no preferred stock outstanding. However, the Trust Preferred Securities issued in January 1999 by Oxy Capital Trust I, a wholly-owned subsidiary of Occidental, remain outstanding.

     Occidental determined that it exhausted its accumulated earnings and profits for tax purposes during 1998, and that a portion of common stock dividends received by shareholders in 1998 and 1999 were returns of capital.

     Occidental has a centralized cash-management system that funds the working capital and capital expenditure requirements of its various subsidiaries. There are no provisions under existing debt agreements that significantly restrict the ability to move funds among operating entities.

ANALYSIS OF FINANCIAL POSITION

The changes in the following components of Occidental's balance sheet are discussed below:


SELECTED BALANCE SHEET COMPONENTS
In millions                                                 1999         1998
===================================================  ===========  ===========
Trade receivables, net                               $       559  $       340
Receivables from joint ventures, partnerships
    and other                                        $       215  $     1,586
Equity investments                                   $     1,754  $     1,959
Property, plant and equipment, net                   $    10,029  $     9,905
Current maturities of long-term debt and capital
    lease liabilities                                $         5  $     1,400
Accounts payable                                     $       812  $       613
Current obligation under natural gas delivery
    commitment                                       $       122           --
Long-term debt, net                                  $     4,368  $     5,367
Long-term obligation under natural gas delivery
    commitment                                       $       411  $       503
Minority interest                                    $       252  $         5
Trust Preferred Securities                           $       486  $        --
Stockholders' equity                                 $     3,523  $     3,363
---------------------------------------------------  -----------  -----------

     The higher balance in receivables at December 31, 1999, compared with December 31, 1998 reflected additional trade receivables resulting from the consolidation of OxyVinyls. The balance in receivables from joint ventures, partnerships and other at December 31, 1998 includes the $1.4 billion note receivable that was collected in January 1999. The lower balance in equity investments primarily reflected the removal of the equity investment in INDSPEC, which is now fully consolidated, as well as dividends received from equity investees. The increase in the net balance in property, plant and equipment reflected the impact of capital spending, the INDSPEC acquisition and 100 percent of the value of property acquired in the transaction with Geon, offset in part by depreciation, depletion and amortization.

     Current maturities of long-term debt and capital lease liabilities decreased reflecting the current portion of long-term debt that was paid in the first quarter of 1999 using the proceeds of the $1.4 billion note receivable. The balance in accounts payable at December 31, 1999 reflected additional payables resulting from the accounting consolidation of OxyVinyls. The decrease in long-term debt primarily reflected debt repaid following the receipt of the proceeds of the Chevron litigation settlement, the funds from the Trust Preferred Securities and improved 1999 cash flow. The table below presents principal amounts by currency, including any sinking fund requirements, by year of maturity for Occidental's long-term debt obligations, excluding $21 million in unamortized discount, at December 31, 1999:

DEBT CURRENCY DENOMINATIONS AND INTEREST RATES
In millions of U.S. dollars, except rates


                         U.S.            U.S.        Canadian
                       Dollar          Dollar          Dollar
Year of                 Fixed        Variable        Variable           Grand
Maturity                 Rate            Rate            Rate           Total
=============  ==============  ==============  ==============  ==============
2001           $          276  $           --  $           --  $          276
2002                      525             270               6             801
2003                      514              --              --             514
2004                      325              --              --             325
2005                      314              --              38             352
Thereafter              2,006             115              --           2,121
               --------------  --------------  --------------  --------------
Total          $        3,960  $          385  $           44  $        4,389
               ==============  ==============  ==============  ==============
Average
  interest
  rate                  7.88%           5.99%           5.55%           7.64%
=============  ==============  ==============  ==============  ==============

     The estimated fair value of Occidental's long-term debt at December 31, 1999 was $4.8 billion. Occidental has the option to call certain issues of long-term debt prior to their maturity dates.

     In April 1998, Occidental issued $250 million of 6.5 percent senior notes due 2005, $200 million of 7.2 percent senior debentures due 2028 and $450 million of 6.4 percent senior notes due 2013. The 6.4 percent senior notes will be mandatorily tendered in 2003 and then may be remarketed at the option of the remarketing dealer. In October 1998, Occidental issued $270 million of extendible notes with a 10-year final maturity and an initial coupon period expiring in April 2000. At the end of such initial period, the notes will either be automatically tendered, subject to the right of the holder not to tender, to a remarketing agent for resale to the public, repurchased by Occidental if a mutual agreement is not reached with the remarketing agent on the remarketing spread, or redeemed at Occidental's option. In November 1998, Occidental issued $200 million of 6.75 percent senior notes due 2002 and $400 million of 7.375 percent senior notes due 2008. The net proceeds were used to repay commercial paper.

     In January 1999, Occidental issued $525 million of 8.16 percent Trust Preferred Securities due in 2039, and callable in 2004, for net proceeds of $508 million. The net proceeds were used to repay commercial paper. The Trust Preferred Securities balance reflects the issuance of preferred securities net of unamortized issue costs and repurchases.

     In February 1999, Occidental issued $450 million of 7.65 percent senior notes due 2006 and $350 million of 8.45 percent senior notes due 2029 for net proceeds of approximately $792 million. The net proceeds were used for general corporate purposes, which included the repayment of commercial paper and the redemption of other debt.

     In June 1999, Occidental registered a shelf registration statement for up to $1 billion of its senior debt securities, subordinated debt securities, preferred stock, depositary shares, preferred securities of two subsidiary trusts and Occidental's guarantees of such preferred securities. Occidental may issue, at its option, the entire $1 billion under its medium-term notes program, which includes its Medium-Term Senior Notes, Series C and its Medium-Term Subordinated Notes, Series A. At December 31, 1999, no amounts were drawn under the program.

     Also in June 1999, Occidental redeemed $68.7 million of its 11.125 percent senior debentures due June 1, 2019, at a redemption price of 105.563 percent of the principal amount thereof. Occidental recorded an after-tax extraordinary loss of $3 million in the second quarter of 1999 related to the redemption.

     In August 1999, Occidental called for redemption all of the outstanding shares of its $3.00 cumulative CXY-indexed convertible preferred stock. From the date Occidental announced the redemption to the date of redemption, holders of 3,125,837 shares of such preferred stock converted their shares into approximately 9.9 million shares of Occidental common stock. Occidental redeemed the remaining outstanding shares in September 1999.

     Also in September 1999, Occidental redeemed $250 million of its 8.5 percent medium-term notes due 2004 at par.

     In December 1999, following the receipt of the proceeds from the Chevron settlement, Occidental repurchased for cash, $240 million principal amount of its 10.125 percent Senior Notes due November 15, 2001, and $138 million principal amount of its 11.125 percent Senior Notes due August 1, 2010 and redeemed all of OXY USA's $274 million principal amount of 7 percent debentures due 2011, for a total of $722 million, including premium, expenses and accrued interest. Occidental recorded an after-tax extraordinary loss of $104 million in the fourth quarter of 1999 related to these transactions.

     At December 31, 1999, Occidental had available approximately $2.1 billion of committed credit lines, which are utilized, as needed, for daily operating and other purposes. These lines of credit are primarily used to back up the issuance of commercial paper.

     Occidental expects to have sufficient cash in 2000 for its operating needs, capital expenditure requirements, dividend payments and mandatory debt repayments.

     The long-term balance of the obligations under the natural gas delivery commitment decreased from December 31, 1998 reflecting a portion of the obligation that is due within one year and is shown as a current liability.

     Minority interest at December 31, 1999 primarily reflects Geon's minority interest in the net assets of OxyVinyls.

     The increase in stockholders' equity primarily reflected net income partially offset by dividends on common and preferred stock.

ACQUISITIONS, DISPOSITIONS AND COMMITMENTS

In December 1999, Occidental and EOG exchanged certain oil and gas assets. Occidental received assets that will enhance its programs to further focus exploration and production activities and achieve cost savings through operational benefits.

     Occidental received producing properties and exploration acreage in its expanding California asset base, as well as producing properties in the western Gulf of Mexico near existing operations in exchange for oil and gas production and reserves in east Texas.

     The exchange provides Occidental with significant growth opportunities in California by increasing its land position from approximately 89,000 acres to approximately 800,000 acres. An active exploration program is planned over the next few years.

     Occidental also farmed out Oklahoma panhandle properties to EOG, retaining a carried interest, and expects to benefit from EOG's drilling program. Occidental was not planning on drilling this acreage and, under this program, EOG will fund all the capital and Occidental will share in the results.

     In December 1999, Occidental entered into an agreement to sell its producing properties in Peru to Pluspetrol. The closing is subject to government approval. In connection with this transaction, Occidental recorded an after-tax charge of approximately $29 million to write-down the properties to their fair values.

     In the third quarter of 1999, pursuant to a series of transactions, Occidental acquired the remaining ownership of INDSPEC through the issuance of approximately 3.2 million shares of Occidental common stock at an estimated value of approximately $68 million and the assumption of approximately $80 million of bank debt. As a result of the transactions, Occidental owns 100 percent of the stock of INDSPEC.

     In the third quarter of 1999, Occidental acquired Unocal International Corporation's (UNOCAL) oil and gas interests in Yemen and UNOCAL acquired Occidental's properties in Bangladesh. The results, after tax benefits, did not have a significant impact on earnings.

     Effective April 30, 1999, Occidental and Geon formed two partnerships. Occidental has a 76 percent interest in OxyVinyls, the PVC commodity resin partnership, which is the larger of the partnerships, and a 10 percent interest in a PVC powder compounding partnership. OxyVinyls also has entered into long-term agreements to supply PVC resin to Geon and VCM to Occidental and Geon. In addition, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to Geon. As part of the transaction, Geon received $104 million through the retention of working capital and the distribution of cash from OxyVinyls, and OxyVinyls undertook approximately $180 million in obligations, for certain Geon plant facilities, which are treated as operating leases for accounting purposes. Occidental did not record a significant gain or loss on the transaction.

     In February 1998, Occidental acquired the U.S. government's approximate 78 percent interest in the Elk Hills Naval Petroleum Reserve oil and gas fields (Elk Hills field) for approximately $3.5 billion. Occidental's results of operations include the operations of the Elk Hills field from the date of acquisition. This field is one of the 11 largest in the lower 48 states and significantly increased the size and quality of Occidental's domestic reserves.

     In February 1998, Occidental entered into a 15-year contract with Tosco Corporation (Tosco) pursuant to which Tosco will purchase the majority of Occidental's oil production from the Elk Hills field at market-related prices.

     In May 1998, Occidental contributed its ethylene, propylene, ethylene oxide
(EO), ethylene glycol and EO derivatives businesses to Equistar, in return for a
29.5 percent interest in the partnership, receipt of approximately $420 million in cash and the assumption by Equistar of approximately $205 million of Occidental capital lease liabilities. Occidental guaranteed $625 million of Equistar's debt related to these amounts. Lyondell Petrochemical Company (Lyondell) and Millennium Chemicals, Inc. (Millennium), through their respective subsidiaries, were the original partners of Equistar. Lyondell owns 41 percent of Equistar, and Occidental and Millennium each own 29.5 percent.

     In 1998, Occidental completed a number of international and domestic asset sales as part of an asset redeployment program. Net proceeds from all major nonstrategic oil and gas asset sales were $1.1 billion, and the total net pre-tax gain was $532 million, which is included in the total gains from disposition of assets of $546 million.

     Additionally in 1998, Occidental and the Royal Dutch/Shell Group (Shell) exchanged Occidental's oil and gas interests in the Philippines and Malaysia for Shell's oil and gas interests in Yemen and Colombia. Shell also received a cash payment of approximately $89 million. No gain or loss was recorded on the transaction. The transaction provided Occidental with developed reserves and current production in exchange for discoveries that would have required long lead time and significant capital for development.

     Occidental completed the sale of all of the issued and outstanding shares of common stock of MidCon Corp. (MidCon), its natural gas transmission and marketing business, to K N Energy, Inc. (K N Energy), on January 31, 1998 for a cash payment of $2.1 billion. The estimated net cash proceeds from the transaction were approximately $1.7 billion. Additionally, K N Energy issued a fixed-rate interest bearing note, which was repaid on January 4, 1999, to Occidental in the amount of $1.4 billion, in exchange for a note previously issued to Occidental by the MidCon Corp. ESOP Trust. MidCon retained responsibility for certain Texas intrastate gas pipeline lease obligations to an Occidental subsidiary. In connection with the sale, the Cumulative MidCon-Indexed Convertible Preferred Stock was redeemed. Occidental had classified MidCon and its subsidiaries as a discontinued operation and recorded an estimated after-tax charge against earnings of $750 million in the fourth quarter of 1997.

     In November 1998, Occidental entered into a natural gas delivery commitment for proceeds of $500 million, which obligates Occidental to deliver 263 billion cubic feet of natural gas over a four-year period beginning in 2000. The imputed interest rate in the transaction is approximately 6 percent. In connection with this transaction, Occidental simultaneously entered into a natural gas price swap with a third party based on identical volumes of natural gas and a delivery schedule that corresponds to the natural gas delivery commitment. Under the terms of the swap, Occidental will pay an average fixed price of $2.27 per thousand cubic feet of gas and will receive a floating price that will approximate market which mitigates Occidental's price exposure. Occidental has the ability to satisfy the delivery commitment with open market purchases and has not reduced its natural gas reserves for the commitment.

     In 1997, Occidental acquired certain oil and gas production and exploration assets from Suemaur Exploration for approximately $50 million. These assets were located onshore in south Texas adjacent to other Occidental properties.

     In December 1995, Occidental entered into a transaction with Clark USA, Inc. (Clark) under which Occidental agreed to deliver approximately 17.7 million barrels of West Texas Intermediate-equivalent (WTI) oil over a six-year period. Occidental has accounted for the consideration received in the transaction as deferred revenue which is being amortized into revenue as WTI-equivalent oil is produced and delivered during the term of the agreement. At December 31, 1999, approximately 5.5 million barrels remain to be delivered.

     Commitments at December 31, 1999 for major capital expenditures during 2000 and thereafter were approximately $143 million. Total capital expenditures for 2000 are estimated to be approximately $850 million.

DERIVATIVE ACTIVITIES

Occidental's market risk exposures relate primarily to commodity prices, interest rates and foreign currency. Therefore, Occidental periodically uses commodity futures contracts, options and swaps to hedge the impact of oil and natural gas price fluctuations; uses interest rate swaps and futures contracts to hedge interest rates on debt; and uses forward exchange contracts to hedge the risk associated with fluctuations in foreign currency exchange rates. Emerging Issues Task Force (EITF) Issue No. 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" was adopted in the first quarter of 1999. Oil and gas trading contracts are measured at fair value on the balance sheet date. Gains and losses on such contracts are recognized in periodic income. Gains and losses on commodity futures contracts that qualify for hedge accounting, essentially those associated with equity production or purchases, are deferred until recognized as an adjustment to sales revenue or purchase costs when the related transaction being hedged is finalized. Gains and losses on foreign currency forward exchange contracts that hedge identifiable future commitments are deferred until recognized when the related item being hedged is settled. All other contracts are recognized in periodic income.

     At December 31, 1999, Occidental was a party to commodity exchange and over-the-counter forward obligations. The financial instruments held for purposes other than trading expire during the period from January 2000 to December 2003, and relate to the hedging of natural gas and crude oil prices. The fair value of these instruments at December 31, 1999 was $35 million. Offsetting the value of these instruments are related physical positions with a $38 million loss. The principal components of these instruments and related physical positions are the natural gas delivery commitment and the related natural gas price swap discussed in Note 7. At December 31, 1999, the difference between the carrying value and the fair value of these obligations was an unrealized loss of approximately $3 million, which is currently deferred. Any gain or loss will be recognized when the related transactions are finalized. The financial instruments held or issued for trading purposes mostly expire in 2000. The fair value of these instruments at December 31, 1999 was $42 thousand. Offsetting the value of these instruments are related physical positions with a $3 million loss. The approximate $3 million net loss was reflected in the Consolidated Statements of Operations. The results of oil and gas trading activities were not significant.

     Interest rate swaps are entered into as part of Occidental's overall strategy to maintain part of its debt on a floating-rate basis. Occidental has outstanding interest rate swaps as of December 31, 1999 on fixed-rate debt for notional amounts totaling $104 million, converting fixed-rate debt to floating-rate debt. During 1999, an interest rate swap for a notional amount of $96 million expired. The swap rate difference resulted in less than $1 million of income in 1999 and approximately $2 million of expense in each of 1998 and 1997, compared to what interest expense would have been had the debt remained at fixed rates. The impact of the swaps on the weighted average interest rates for all debt in 1999, 1998 and 1997 was not significant. Occidental will continue its strategy of maintaining part of its debt on a floating-rate basis.

     The following table provides information on the interest rate swaps at December 31, 1999:

INTEREST RATE SWAPS
In millions, except rates

                                                         Year of
                                                        Maturity
                                                      ----------         Fair
                                                            2000        Value(a)
===================================================  ===========  ===========
Interest rate swaps
   Fixed to variable                                 $       104  $        (1)
   Average receive rate(b)                                  5.75%
---------------------------------------------------  -----------  -----------

(a)  Represents estimated settlement value.
(b)  Current variable pay rate at December 31, 1999 is 5.65 percent.

     Many of Occidental's foreign oil and gas operations and foreign chemical operations are located in countries whose currencies generally depreciate against the U.S. dollar on a continuing basis. Generally, an effective currency forward market does not exist for these countries; therefore, Occidental attempts to manage its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes. Additionally, all of Occidental's oil and gas foreign entities have the U.S. dollar as the functional currency since the cash flows are mainly denominated in U.S. dollars. The effect of exchange rate transactions in foreign currencies is included in periodic income. Foreign currencies that are in a net liability position are thus protected from the unfavorable effects of devaluation. However, in certain foreign chemical subsidiaries and equity basis joint ventures where the local currency is the functional currency, Occidental has exposure on joint-venture debt that is denominated in U.S. dollars. Most of Occidental's 1997 foreign exchange devaluation was related to its Thailand chemical joint ventures. For entities that have a net foreign currency asset position, Occidental strives to maintain those positions at low levels to mitigate exposure to currency devaluation. Brazil devalued its currency, the real, in January 1999. The devaluation had an unfavorable pre-tax income effect on Occidental in 1999 of approximately $13 million. The total net foreign currency losses amount to $11 million. Additional foreign currency translation losses amounted to $23 million net of tax and are included in other comprehensive income.

     At December 31, 1999, Occidental had one foreign currency forward exchange contract that matures in 2000, hedging Canadian dollar denominated debt as shown below:

FOREIGN CURRENCY RISK
In millions, except contract rate


                                           Notional     Contract         Fair
                                             Amount         Rate        Value(a)
======================================   ==========   ==========   ==========
Canadian dollar forward exchange
  contract                               $       38       1.4282   $      (.4)
--------------------------------------   ----------   ----------   ----------

(a)  Equivalent to the unrealized net gain (loss) on existing contracts.

TAXES

Deferred tax liabilities were $850 million at December 31, 1999, net of deferred tax assets of $1.032 billion. The current portion of the deferred tax assets of $145 million is included in prepaid expenses and other. The net deferred tax assets are expected to be realized through future operating income and reversal of taxable temporary differences.

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

     In December 1998, David Croucher and others filed suit in the Federal District Court in Houston, Texas on behalf of persons claiming to have been beneficiaries of the MidCon Employee Stock Ownership Plan (ESOP). The suit has been certified as a class action. The plaintiffs allege that each of the U.S. Trust Company of California (the ESOP Trustee) and the MidCon ESOP Administrative Committee breached its fiduciary duty to the plaintiffs by failing to properly value the securities held by the ESOP, and allege that Occidental actively participated in such conduct. The plaintiffs claim that, as a result of this alleged breach, the ESOP participants are entitled to an additional aggregate distribution of at least $200 million and that Occidental has been unjustly enriched and is liable for failing to make that distribution.

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

     Occidental does not consider the number of Superfund and comparable state sites at which it has been notified that it has been identified as being involved to be a relevant measure of exposure. Although the liability of a PRP, and in many cases its equivalent under state law, may be joint and several, Occidental is usually one of many companies cited as a PRP at these sites and has, to date, been successful in sharing cleanup costs with other financially sound companies. Also, many of these sites are still under investigation by the Environmental Protection Agency (EPA) or the equivalent state agencies. Prior to actual cleanup, the parties involved assess site conditions and responsibility and determine the appropriate remedy. The majority of remediation costs are incurred after the parties obtain EPA or equivalent state agency approval to proceed. The ultimate future cost of remediation of certain of the sites for which Occidental has been notified that it has been identified as being involved cannot be reasonably determined at this time.

     As of December 31, 1999, Occidental had been notified by the EPA or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 127 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 127 sites include 34 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability. Of the remaining 93 sites, Occidental has denied involvement at 10 sites and has yet to determine involvement in 20 sites. With respect to the remaining 63 of these sites, Occidental is in various stages of evaluation, and the extent of liability retained by Maxus Energy Corporation is disputed at 2 of these sites. For 56 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 56 sites include 12 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is insignificant. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 7 of the 63 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above in the "Lawsuits, Claims, Commitments, Contingencies and Related Matters" section of this Management's Discussion and Analysis. For management's opinion on lawsuits and proceedings and on other environmental loss contingencies, see the above noted section.


ENVIRONMENTAL COSTS

Occidental's costs, some of which may include estimates, relating to compliance with environmental laws and regulations are shown below for each division:


In millions                                    1999         1998         1997
======================================  ===========  ===========  ===========
OPERATING EXPENSES
   Oil and Gas                          $        13  $        15  $        33
   Chemical                                      51           55           60
                                        -----------  -----------  -----------
                                        $        64  $        70  $        93
                                        ===========  ===========  ===========
REMEDIATION EXPENSES
   Corporate                            $        --  $        --  $       136
                                        -----------  -----------  -----------
                                        $        --  $        --  $       136
                                        ===========  ===========  ===========
CAPITAL EXPENDITURES
   Oil and Gas                          $        19  $        31  $        85
   Chemical                                      17           25           31
                                        -----------  -----------  -----------
                                        $        36  $        56  $       116
======================================  ===========  ===========  ===========

     Operating expenses are incurred on a continual basis. Remediation expenses relate to existing conditions caused by past operations and do not contribute to current or future revenue generation. Capital expenditures relate to longer lived improvements in facilities. Although total costs may vary in any one year, over the long term, divisional operating and capital expenditures for environmental compliance generally are expected to increase. As of December 31, 1999 and 1998, Occidental had environmental reserves of approximately $454 million and $578 million, respectively. The net decrease reflects payments for remediation programs and settlement agreements.

     Occidental manages its environmental remediation efforts through a wholly owned subsidiary, Glenn Springs Holdings, Inc. (GSH). In 1998, GSH was given full management authority over all remediation sites and reports directly to Occidental's corporate management.

FOREIGN INVESTMENTS

Portions of Occidental's assets are located in countries outside North America, some of which may be considered politically and economically unstable. These assets and the related operations are subject to the risk of actions by governmental authorities and insurgent groups. Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would expect to receive compensation in the event of nationalization. At December 31, 1999, the carrying value of Occidental's assets in countries outside North America aggregated approximately $1.9 billion, or approximately 14 percent of Occidental's total assets at that date. Of such assets, approximately $1.2 billion was located in the Middle East, approximately $480 million was located in Latin America, and substantially all of the remainder were located in Russia and Pakistan.

2000 OUTLOOK

ACQUISITIONS AND DISPOSITIONS IN 2000

On March 1, 2000, Occidental entered into an agreement to sell its shares of Canadian Occidental Petroleum Ltd. ("CanadianOxy") to CanadianOxy and Ontario Teachers' Pension Plan Board for gross proceeds of approximately $1.2 billion Canadian. Occidental expects the net after-tax proceeds from the sale to be approximately $700 million U.S. Additionally, Occidental expects to transfer its interest in two chemicals partnerships controlled by CanadianOxy to CanadianOxy, and to acquire CanadianOxy's interest in Occidental's oil producing properties in Ecuador. The closing is subject to the approval of CanadianOxy's shareholders and, with respect to the purchase and sale of the assets, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

     On March 7, 2000, Occidental Petroleum Corporation entered into an agreement to acquire all of the common partnership interest in Altura Energy Ltd. ("Altura"), - the largest oil producer in the state of Texas. Altura has proved reserves of approximately 850 million barrels of oil equivalent, which are located in the Permian Basin.

     Occidental will pay approximately $1.2 billion to the sellers, affiliates of BP Amoco plc and Shell Oil Company, to acquire the common limited partnership interest and will control the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership will borrow approximately $2.4 billion, which will be recourse only to the Altura assets. The sellers will retain a preferred limited partnership interest and will be entitled to certain distributions from the partnership. The partnership will loan approximately $2 billion to affiliates of the sellers, evidenced by two notes, which will provide credit support to the partnership. The transaction is valued at approximately $3.6 billion and is expected to close by April 30, 2000.

     Funds for Occidental's investment will be provided by the net after-tax proceeds of $700 million from the consummation of the recently announced sale of Occidental's equity interest in Canadian Occidental Petroleum Ltd., which is scheduled to close in April. The remaining $500 million is expected to be funded by the sale of various non-strategic assets before year-end.

     As a result of the acquisition, Occidental's worldwide oil production is expected to rise immediately to 417,000 barrels per day, a 36 percent increase above the average for 1999. In addition, Occidental's worldwide proved reserves are expected to increase by 63 percent to approximately 2.2 billion barrels, on an oil-equivalent basis.

OIL AND NATURAL GAS

The petroleum industry is a highly competitive business subject to significant volatility due to numerous external market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand and the availability of supply. In early 2000, production restraints were still being adhered to by major exporting countries.

     While fundamentals are a decisive factor affecting crude oil prices over the long term, day-to-day prices may be more volatile due to futures trading on the NYMEX and other exchanges that make it difficult to accurately predict oil and natural gas prices; however, weather patterns do have a more immediate effect particularly on natural gas prices. In the United States, the initially mild 1999-2000 winter season reduced demand for natural gas resulting in sufficient storage to meet all but extreme weather conditions. The average NYMEX closing price for natural gas in 1999 was $2.27 per million British thermal units (MMBTU).

     In 2000, Occidental will focus on growing its core operations. Occidental also will pursue selected growth opportunities through focused exploration, EOR projects and high-return acquisitions.

CHEMICAL

Overall price improvement is expected in the chemical segment in 2000. However, higher oil and gas prices will continue to have a negative effect on chemical margins. Specific comments by sub-segment are given below.

CHLOR-ALKALI

Domestic chlorine demand increased 2 percent over 1998. However, new capacity additions kept the overall industry-operating rate flat at 94 percent in 1999. Caustic soda demand increased by 3 percent in 1999, resulting in market conditions shifting from oversupply to a firm balance.

     Heading into 2000, domestic demand for chlorine and caustic soda is expected to grow approximately 2 percent, but industry capacity additions should keep operating rates flat at 94 percent. Chlorine prices increased in the second half due to strong global demand for EDC, continued strong domestic demand for PVC and unplanned outages by some major suppliers. Caustic soda pricing also entered 1999 on a downward trend but exited the year on an upward track as the global economy recovered and inventories remained tight. Prices for chlorine and caustic soda are expected to continue to improve in 2000 as announced price improvements are realized in an environment of balanced market conditions.

VINYLS

Global operating rates, which improved in 1999, are expected to continue to improve in 2000. Capacity is being added at a slower rate than demand growth, resulting in a tightening of the supply and demand balance. North American operating rates are expected to remain at maximum practical levels, as no major North American expansions are expected to come on stream before the latter part of 2001.

     North American PVC resin demand is expected to continue to grow in 2000, although at a somewhat slower rate than in 1999. Growth in construction is expected to slow from near record levels set in 1999. However, with no significant new capacity available and with export volumes improving from historically low levels, PVC resin prices are expected to improve from the levels achieved in 1999. Margins also are expected to increase slightly as the spread between PVC resin prices and feedstock costs widens.

     OxyVinyls is the largest producer of commodity PVC resins in North America and the third largest globally. The business is well positioned to continue to expand and grow, with long-standing relationships with key industry leaders in the major PVC resin markets including pipe, vinyl siding, window profiles, film and sheet, medical products and flooring. A series of plant debottlenecks and productivity gains is expected to support incremental growth.

PETROCHEMICALS

Product margins remained under pressure in 1999 as significant feedstock price increases largely offset higher product prices. Industry forecasts project a continuing difficult business environment in 2000 due to recent and upcoming capacity additions. Equistar plans to maximize earnings and cash flow by continuing to reduce working capital, achieving cost reductions and employing a disciplined capital program.

SPECIALTY BUSINESSES

The Specialty Business Group focuses on smaller volume specialty and intermediate chemical markets. OxyChem's specialty businesses produce organic and inorganic compounds, intermediate chemicals and chlorinated isocyanurates as well as certain specialty PVC resins and films which were not contributed to the OxyVinyls partnership. Numerous specialty performance chemicals are produced for the plastics, metal-plating, aerospace and food-service industries. Intermediates are used primarily in agricultural applications, such as herbicides, fungicides and insecticides, and also in pharmaceuticals. Overall, markets for specialty products are generally less cyclical and volatile than markets for large-volume commodity chemicals.

     Given that the U.S. economy is expected to remain healthy and that the Far East and Brazilian economic situations are expected to improve, earnings are expected to improve in 2000 despite expected continued economic pressure on intermediate chemicals.

ACCOUNTING CHANGES

EITF NO. 98-10

Effective January 1, 1999, Occidental adopted the provisions of EITF Issue No. 98-10--"Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which establishes accounting and reporting standards for certain energy trading contracts. EITF Issue No. 98-10 requires that energy trading contracts must be marked-to-market with gains and losses included in earnings and separately disclosed in the financial statements or footnotes thereto. The initial adoption of EITF Issue No. 98-10 resulted in a first quarter noncash after-tax benefit of $2 million, recorded as a cumulative effect of a change in accounting principle.

SOP NO. 98-5

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

SFAS NO. 137 AND 133

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133--"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137--"Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 for one year. Occidental must implement SFAS No. 133 by the first quarter of 2001 and has not yet made a final determination of its impact on the financial statements.

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

SFAS NO. 131

Effective January 1, 1998, Occidental adopted the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting and display of information about operating segments. It supersedes or amends several FASB statements, most notably, SFAS No. 14--"Financial Reporting for Segments of a Business Enterprise." The implementation of SFAS No. 131 did not have an impact on Occidental's consolidated financial position or results of operations. However, 1997 segment results were restated to classify equity income into the business segments and environmental remediation expenses to unallocated corporate items.

SFAS NO. 130

Effective January 1, 1998, Occidental adopted the provisions of SFAS No. 130--"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The implementation of SFAS No. 130 did not have an impact on Occidental's results of operations. The prior year financial statements have been restated to conform to the new presentation. Occidental's comprehensive income is primarily composed of net income or loss, foreign currency translation adjustments and minimum pension liability adjustments. Occidental's comprehensive income was $426 million in 1999, $345 million for 1998 and a loss of $389 million for 1997.

YEAR 2000 COMPLIANCE

The Y2K program employed a five-step process consisting of: 1) conducting a company-wide inventory; 2) assessing Y2K compliance; 3) remediating non-compliant software and hardware, particularly hardware that employed embedded chips such as process controls; 4) testing remediated hardware and software; and 5) certifying compliance.

     The inventory and assessment activities continued throughout the Y2K program as changes occurred. Overall remediation efforts were completed on schedule and there were no significant adverse Y2K events.

     Costs for Y2K efforts were not accumulated separately and much of the cost was accounted for as part of normal operations. Overall, the costs for the total Y2K program are less than the original budget estimate of $50 million, and are estimated to be approximately $29 million. The Y2K costs did not have a significant effect on Occidental's consolidated financial position or results of operations.

     Contingency plans that addressed a reasonably likely worst case scenario were put in place. These plans addressed key systems and third parties that presented potential significant risk to Occidental. The plans also addressed and analyzed the resources necessary to restore operations in the event an interruption occurred. No interruptions caused by third parties occurred. If such interruptions occur in the future, the contingency plans will be activated. However, this is believed to be very unlikely.

     Because of these company-wide efforts, Occidental believes it took appropriate actions to minimize the risk associated with Y2K to its operations and financial condition. Occidental's operations moved into the year 2000 without interruption and the Y2K program has been considered a success.


SAFE HARBOR STATEMENT REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA

Portions of this report, including Items 1 and 2 and the information appearing under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity and cash flows. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; competitive pricing pressures; higher than expected costs including feedstocks; the supply/demand considerations for Occidental's products; any general economic recession domestically or internationally; regulatory uncertainties; and not successfully completing any development of new fields, expansion, capital expenditure, efficiency improvement, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "believes" or "expect", that convey the uncertainty of future events or outcomes. Occidental undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors, Occidental Petroleum Corporation:


       We have audited the accompanying consolidated balance sheets of OCCIDENTAL PETROLEUM CORPORATION (a Delaware corporation) and consolidated subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1999 (included on pages 29 through 57). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and consolidated subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

       Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the exhibit index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP
Los Angeles, California
February 3, 2000 (except with
respect to the matters discussed
in Note 18, as to which the
date is March 8, 2000)

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                    (In millions, except per-share amounts)



                                                                           1999         1998         1997
==================================================================      =======      =======      =======
REVENUES
   Net sales and operating revenues
      Oil and gas operations                                            $ 4,572      $ 3,621      $ 3,667
      Chemical operations                                                 3,038        2,975        4,349
                                                                        -------      -------      -------
                                                                          7,610        6,596        8,016
   Interest, dividends and other income                                     913          261           88
   Gains(losses) on disposition of assets, net                              (13)         546           (4)
   Income(loss) from equity investments                                      41          (22)           1
                                                                        -------      -------      -------
                                                                          8,551        7,381        8,101
                                                                        -------      -------      -------
COSTS AND OTHER DEDUCTIONS
   Cost of sales                                                          5,059        4,462        5,060
   Selling, general and administrative and other operating expenses         645          678          797
   Write-down of assets                                                     212           30          205
   Depreciation, depletion and amortization of assets                       805          835          822
   Environmental remediation                                                 --           --          136
   Minority interest                                                         58            1           --
   Exploration expense                                                       75          128          119
   Interest and debt expense, net                                           498          559          434
                                                                        -------      -------      -------
                                                                          7,352        6,693        7,573
                                                                        -------      -------      -------
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES                            1,199          688          528
Provision for domestic and foreign income and other taxes                   631          363          311
                                                                        -------      -------      -------
INCOME FROM CONTINUING OPERATIONS                                           568          325          217
Discontinued operations, net                                                 --           38         (607)
Extraordinary loss, net                                                    (107)          --           --
Cumulative effect of changes in accounting principles, net                  (13)          --           --
                                                                        -------      -------      -------
NET INCOME(LOSS)                                                        $   448      $   363      $  (390)
                                                                        =======      =======      =======
EARNINGS(LOSS) APPLICABLE TO COMMON STOCK                               $   442      $   346      $  (478)
                                                                        =======      =======      =======

BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                                    $  1.58      $   .88      $   .39
   Discontinued operations, net                                              --          .11        (1.82)
   Extraordinary loss, net                                                 (.30)          --           --
   Cumulative effect of changes in accounting principles, net              (.04)          --           --
                                                                        -------      -------      -------

BASIC EARNINGS(LOSS) PER COMMON SHARE                                   $  1.24      $   .99      $ (1.43)
                                                                        =======      =======      =======

DILUTED EARNINGS(LOSS) PER COMMON SHARE                                 $  1.24      $   .99      $ (1.43)
==================================================================      =======      =======      =======


The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                       (In millions, except share amounts)



                                                                             1999          1998
===================================================================      ========      ========
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                             $    214      $     96

   Trade receivables, net of reserves of $24 in 1999 and $23 in 1998          559           340

   Receivables from joint ventures, partnerships and other                    215         1,586

   Inventories                                                                503           500

   Prepaid expenses and other                                                 197           181

   Federal income taxes receivable                                             --            92
                                                                         --------      --------

        TOTAL CURRENT ASSETS                                                1,688         2,795
                                                                         --------      --------


LONG-TERM RECEIVABLES, NET                                                    168           121
                                                                         --------      --------



EQUITY INVESTMENTS                                                          1,754         1,959
                                                                         --------      --------



PROPERTY, PLANT AND EQUIPMENT, AT COST

   Oil and gas operations                                                  11,816        11,690

   Chemical operations                                                      4,437         3,549

   Corporate and other                                                      1,451         1,440
                                                                         --------      --------

                                                                           17,704        16,679

   Accumulated depreciation, depletion and amortization                    (7,675)       (6,774)
                                                                         --------      --------

                                                                           10,029         9,905



OTHER ASSETS                                                                  486           472
                                                                         --------      --------

                                                                         $ 14,125      $ 15,252
===================================================================      ========      ========



The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                      (In millions, except share amounts)



                                                                                             1999          1998
===================================================================================      ========      ========
LIABILITIES AND EQUITY

CURRENT LIABILITIES

   Current maturities of long-term debt and capital lease liabilities                    $      5      $  1,400

   Notes payable                                                                               29            30

   Accounts payable                                                                           812           613

   Accrued liabilities                                                                        738           774

   Dividends payable                                                                           93            91

   Obligation under natural gas delivery commitment                                           122            --

   Domestic and foreign income taxes                                                          168            23
                                                                                         --------      --------

        TOTAL CURRENT LIABILITIES                                                           1,967         2,931
                                                                                         --------      --------

LONG-TERM DEBT, NET OF CURRENT MATURITIES AND UNAMORTIZED DISCOUNT                          4,368         5,367
                                                                                         --------      --------


DEFERRED CREDITS AND OTHER LIABILITIES

   Deferred and other domestic and foreign income taxes                                       995           825

   Obligation under natural gas delivery commitment                                           411           503

   Other                                                                                    2,123         2,258
                                                                                         --------      --------

                                                                                            3,529         3,586
                                                                                         --------      --------


CONTINGENT LIABILITIES AND COMMITMENTS


MINORITY INTEREST                                                                             252             5
                                                                                         --------      --------


OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
        TRUST PREFERRED SECURITIES OF A SUBSIDIARY
        TRUST HOLDING SOLELY SUBORDINATED NOTES OF OCCIDENTAL                                 486            --
                                                                                         --------      --------


STOCKHOLDERS' EQUITY

   Nonredeemable preferred stock, $1.00 par value;
      authorized 50 million shares; outstanding shares:
      1999--None and 1998--4,852,294; stated at liquidation value of $50 per share             --           243

   Common stock, $.20 par value; authorized 500 million shares; outstanding shares:
      1999--367,916,297 and 1998--347,721,914                                                  73            69

   Additional paid-in capital                                                               3,787         3,814

   Retained earnings(deficit)                                                                (286)         (734)

   Accumulated other comprehensive income                                                     (51)          (29)
                                                                                         --------      --------

                                                                                            3,523         3,363
                                                                                         --------      --------

                                                                                         $ 14,125      $ 15,252
===================================================================================      ========      ========


The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In millions)




                                                                                                             Accum-
                                                                                                             ulated
                                        Non-                                                                  Other
                                  Redeemable          ESOP      Unearned                  Additional        Compre-      Retained
                                   Preferred     Preferred          ESOP        Common       Paid-in        hensive      Earnings
                                       Stock         Stock        Shares         Stock       Capital         Income      (Deficit)
==============================    ==========     =========      =========   ==========       =======       ========      ========
BALANCE, DECEMBER 31, 1996           $ 1,325       $ 1,400       $(1,394)      $    66       $ 4,463       $   (12)      $  (708)
   Net income (loss)                      --            --            --            --            --            --          (390)
   Other comprehensive income,
       net of tax                         --            --            --            --            --             1            --
   Dividends on common stock              --            --            --            --          (335)           --            --
   Dividends on preferred stock           --            --            --            --           (88)           --            --
   Issuance of common stock               --            --            --            --            23            --            --
   Release of ESOP shares                 --            --            46            --           (29)           --            --
   Repurchase and retirement of
       common stock                       --            --            --            (1)         (118)           --            --
   Preferred stock conversions          (200)           --            --             3           197            --            --
   Exercises of options and
      other, net                          --            --            --            --            36            --             1
------------------------------       -------       -------       -------       -------       -------       -------       -------
BALANCE, DECEMBER 31, 1997           $ 1,125       $ 1,400       $(1,348)      $    68       $ 4,149       $   (11)      $(1,097)
   Net income                             --            --            --            --            --            --           363
   Other comprehensive income,
      net of tax                          --            --            --            --            --           (18)           --
   Dividends on common stock              --            --            --            --          (354)           --            --
   Dividends on preferred stock           --            --            --            --           (17)           --            --
   Issuance of common stock               --            --            --            --            28            --            --
   Release/Retirement of
      ESOP shares                         --        (1,400)        1,348            --            52            --            --
   Repurchase and retirement of
      common stock                        --            --            --            (7)         (930)           --            --
   Preferred stock conversions          (882)           --            --             8           874            --            --
   Exercises of options and
      other, net                          --            --            --            --            12            --            --
------------------------------       -------       -------       -------       -------       -------       -------       -------
BALANCE, DECEMBER 31, 1998           $   243         $  --         $  --       $    69       $ 3,814       $   (29)      $  (734)
   Net income                             --            --            --            --            --            --           448
   Other comprehensive income,
      net of tax                          --            --            --            --            --           (22)           --
   Dividends on common stock              --            --            --            --          (358)           --            --
   Dividends on preferred stock           --            --            --            --            (7)           --            --
   Issuance of common stock               --            --            --             1            88            --            --
   Preferred stock
      conversions/redemptions           (243)           --            --             3           240            --            --
   Exercises of options and
      other, net                          --            --            --            --            10            --            --
------------------------------       -------       -------       -------       -------       -------       -------       -------
BALANCE, DECEMBER 31, 1999           $    --       $    --       $    --       $    73       $ 3,787       $   (51)      $  (286)
==============================       =======       =======       =======       =======       =======       =======       =======




                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
                                  (In millions)



                                                                         1999        1998        1997
=================================================================       =====       =====       =====
Net income(loss)                                                        $ 448       $ 363       $(390)
   Other comprehensive income items:
     Foreign currency translation adjustments                             (23)        (14)        (20)
     Minimum pension liability adjustment                                  --          --          17
     Other                                                                  1          (4)          4
                                                                        -----       -----       -----
   Other comprehensive income, net of tax                                 (22)        (18)          1
                                                                        -----       -----       -----
Comprehensive income                                                    $ 426       $ 345       $(389)
=================================================================       =====       =====       =====



The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                  (In millions)



                                                                                               1999          1998          1997
=====================================================================================       =======       =======       =======
CASH FLOW FROM OPERATING ACTIVITIES
   Income from continuing operations                                                        $   568       $   325       $   217
   Adjustments to reconcile income to net cash provided by operating activities:
      Depreciation, depletion and amortization of assets                                        805           835           822
      Amortization of debt discount and deferred financing costs                                 12            22            11
      Deferred income tax provision                                                             183           275            (9)
      Other noncash charges to income                                                           275            10           426
      (Gains) losses on disposition of assets, net and litigation settlement                   (762)         (546)            4
      (Income) loss from equity investments                                                     (41)           22            (1)
      Exploration expense                                                                        75           128           119
   Changes in operating assets and liabilities:
      Decrease(increase) in accounts and notes receivable                                      (269)           54          (125)
      Decrease(increase) in inventories                                                          27           (43)          (20)
      Decrease(increase) in prepaid expenses and other assets                                    13           (65)          (75)
      Increase(decrease) in accounts payable and accrued liabilities                             90          (176)           13
      Increase(decrease) in current domestic and foreign income taxes                           263          (242)          (66)
   Other operating, net                                                                        (195)         (275)         (185)
                                                                                            -------       -------       -------
                                                                                              1,044           324         1,131
   Operating cash flow from discontinued operations                                              --          (244)          266
                                                                                            -------       -------       -------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                                               1,044            80         1,397
                                                                                            -------       -------       -------

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                        (601)       (1,074)       (1,549)
   Sale of businesses and disposal of property, plant and equipment, net                         52         3,378           120
   Proceeds from litigation settlement                                                          775            --            --
   Collection of note receivable                                                              1,395            --            --
   Buyout of operating leases                                                                   (17)          (41)          (21)
   Purchase of businesses, net                                                                 (127)       (3,528)          (22)
   Dividends from equity investments and other, net                                             114            55            46
                                                                                            -------       -------       -------
                                                                                              1,591        (1,210)       (1,426)
   Investing cash flow from discontinued operations                                              --            (6)          (79)
                                                                                            -------       -------       -------

      NET CASH PROVIDED(USED) BY INVESTING ACTIVITIES                                         1,591        (1,216)       (1,505)
                                                                                            -------       -------       -------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                                                 835         1,775           105
   Net proceeds from (repayments of) commercial paper and revolving credit agreements        (2,201)          811           667
   Payments of long-term debt and capital lease liabilities                                  (1,305)         (679)         (374)
   Proceeds from issuance of common stock                                                        21            29            21
   Proceeds from issuance of trust preferred securities                                         508            --            --
   Repurchase of trust preferred securities                                                     (21)           --            --
   Proceeds from gas sale commitment                                                             --           500            --
   Proceeds(payments) of notes payable, net                                                       9            (4)           17
   Repurchase of common stock                                                                    --          (937)         (119)
   Cash dividends paid                                                                         (363)         (387)         (422)
   Other financing, net                                                                          --            11            15
                                                                                            -------       -------       -------
                                                                                             (2,517)        1,119           (90)
   Financing cash flow from discontinued operations                                              --            --            53
                                                                                            -------       -------       -------

      NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES                                        (2,517)        1,119           (37)
                                                                                            -------       -------       -------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                                 118           (17)         (145)
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR                                                     96           113           258
                                                                                            -------       -------       -------

CASH AND CASH EQUIVALENTS--END OF YEAR                                                      $   214       $    96       $   113
=====================================================================================       =======       =======       =======



The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Occidental Petroleum Corporation, all entities where Occidental has majority ownership of voting interests and Occidental's proportionate interests in oil and gas exploration and production ventures. All material intercompany accounts and transactions have been eliminated. Investments in less than majority-owned enterprises, except for oil and gas exploration and production ventures, are accounted for on the equity method (see Note 15).

   In addition, certain financial statements, notes and supplementary data for prior years have been changed to conform to the 1999 presentation.


NATURE OF OPERATIONS

Occidental is a multinational organization whose principal lines of business are oil and gas exploration and production and chemicals. In oil and gas, Occidental has active exploration and production in the United States including the Gulf of Mexico and in eight other countries. Occidental's OxyChem subsidiary is a leading chemical manufacturer, with interests in basic chemicals (principally chlorine and caustic soda), vinyls, petrochemicals and specialty products.


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

   Included in the accompanying balance sheet is net property, plant and equipment at a carrying value of approximately $10.0 billion as of December 31, 1999. These carrying values are based on Occidental's plans and intentions to continue to operate, maintain and, where it is economically desirable, to expand its businesses. If future economic conditions result in changes in management's plans or intentions, the carrying values of the affected assets will be reviewed again and any appropriate adjustments made.

   Included in the accompanying consolidated balance sheet are deferred tax assets of $1.032 billion as of December 31, 1999, the noncurrent portion of which is netted against deferred income tax liabilities. Realization of these assets is dependent upon Occidental generating sufficient future taxable income. Occidental expects to realize the recorded deferred tax assets through future operating income and reversal of taxable temporary differences.

   The accompanying consolidated balance sheet includes assets of approximately $1.9 billion as of December 31, 1999 relating to Occidental's operations in countries outside North America. Some of these countries may be considered politically and economically unstable. These assets and the related operations are subject to the risk of actions by governmental authorities and insurgent groups. Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would expect to receive compensation in the event of nationalization.

   Since Occidental's major products are commodities, significant changes in the prices of oil and gas and chemical products could have a significant impact on Occidental's results of operations for any particular year.


FOREIGN CURRENCY TRANSLATION

The functional currency applicable to all Occidental's foreign oil and gas operations is the U.S. dollar since cash flows are denominated principally in U.S. dollars. Occidental's chemical operations in Brazil use the real as the functional currency. Brazil devalued the real in January 1999. The devaluation had an unfavorable pre-tax income effect in 1999 on Occidental of approximately $13 million. The effect of exchange-rate changes on transactions denominated in nonfunctional currencies generated a loss of $11 million in 1999, a loss of $17 million in 1998 and a gain of approximately $7 million in 1997. The 1998 loss was primarily due to the currency devaluation in Russia. The strength of the U.S. dollar relative to the Canadian dollar negatively affected the foreign currency translation adjustment in 1998. The currency devaluation in Thailand and the strength of the U.S. dollar relative to other currencies negatively affected the foreign currency translation adjustment and income from equity investments in 1997.


CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled approximately $162 million and $58 million at December 31, 1999 and 1998, respectively.


TRADE RECEIVABLES

In 1992, Occidental entered into an agreement to sell, under a revolving sale program, an undivided percentage ownership interest in a designated pool of trade receivables, with limited recourse. Under this program, Occidental serves as the collection agent with respect to the receivables sold. An interest in new receivables is sold as collections are made from customers. As of December 31, 1999 and 1998, Occidental had received net cash proceeds totaling $360 million. Fees and expenses under this program are included in selling, general and administrative and other operating expenses. During the years ended December 31, 1999, 1998 and 1997, the cost of this program amounted to approximately 5.5 percent, 5.9 percent and 5.9 percent, respectively, of the weighted average amount of proceeds received.


INVENTORIES

Product and raw material inventories, except certain domestic chemicals, are stated at cost determined on the first-in, first-out (FIFO) and average-cost methods and did not exceed market value. The remaining product and raw material inventories are stated at cost using the last-in, first-out (LIFO) method and also did not exceed market value. Inventories of materials and supplies are valued at cost or less (see Note 5).


PROPERTY, PLANT AND EQUIPMENT

Property additions and major renewals and improvements are capitalized at cost. Interest costs incurred in connection with major capital expenditures are capitalized and amortized over the lives of the related assets (see Note 16). Depreciation and depletion of oil and gas producing properties is determined principally by the unit-of-production method and is based on estimated recoverable reserves. The unit-of-production method of depreciation, based on estimated total productive life, also is used for certain chemical plant and equipment. Depreciation of other plant and equipment has been provided primarily using the straight-line method.

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

   At December 31, 1999 and 1998 corporate property, plant and equipment included $1.2 billion for an intrastate gas pipeline owned by Occidental. Accumulated depreciation, depletion and amortization included $407 million and $377 million at December 31, 1999 and 1998, respectively, for such pipeline.


OTHER ASSETS

Other assets include tangible and intangible assets, certain of which are amortized over the estimated periods to be benefited.


NOTES PAYABLE

Notes payable at December 31, 1999 and 1998 consisted of short-term notes due to financial institutions and other corporations. The weighted average interest rate on short-term borrowings outstanding as of December 31, 1999 and 1998 was
11.2 percent and 11.1 percent, respectively. The notes payable balance at December 31, 1999 and 1998 included high-rate notes denominated in Brazilian reals.


ACCRUED LIABILITIES--CURRENT

Accrued liabilities include the following (in millions):


Balance at December 31,                                                                  1999        1998
=================================================================================       =====       =====
Accrued payroll, commissions and related expenses                                       $ 130       $ 103
Accrued interest expense                                                                $ 101       $ 106
---------------------------------------------------------------------------------       -----       -----


ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Reserves for estimated costs that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. The environmental reserves are based on management's estimate of the most likely cost to be incurred and are reviewed periodically and adjusted as additional or new information becomes available. Probable recoveries or reimbursements are recorded as an asset. The environmental reserves are included in accrued liabilities and other noncurrent liabilities and amounted to $88 million and $366 million, respectively, at December 31, 1999 and $127 million and $451 million, respectively, at December 31, 1998.

   Environmental reserves are discounted only when the aggregate amount of the estimated costs for a specific site and the timing of cash payments are reliably determinable. As of December 31, 1999 and 1998, reserves that were recorded on a discounted basis were not material.

DISMANTLEMENT, RESTORATION AND RECLAMATION COSTS

The estimated future abandonment costs of oil and gas properties and removal costs for offshore production platforms, net of salvage value, are accrued over their operating lives. Such costs are calculated at unit-of-production rates based upon estimated proved recoverable reserves and are taken into account in determining depreciation, depletion and amortization. For all other operations, appropriate reserves are provided when a decision is made to dispose of a property, since Occidental makes capital renewal expenditures on a continual basis while an asset is in operation. Reserves for dismantlement, restoration and reclamation costs are included in accrued liabilities and in other noncurrent liabilities and amounted to $3 million and $76 million, respectively, at December 31, 1999 and $3 million and $98 million, respectively, at December 31, 1998.


DERIVATIVE ACTIVITIES

Occidental periodically uses commodity futures contracts, options and swaps to hedge the impact of oil and natural gas price fluctuations and uses forward exchange contracts to hedge the risk associated with fluctuations in foreign currency exchange rates. Emerging Issues Task Force (EITF) Issue No. 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" was implemented in the first quarter of 1999. Oil and gas trading contracts are measured at fair value on the balance sheet date. Gains and losses on such contracts are recognized in periodic income. Except where a right of setoff exists, gains are recognized as accrued receivables and losses are recognized as accrued payables. Gains and losses on commodity futures contracts that qualify for hedge accounting, essentially those associated with equity production or purchases, are deferred until recognized as an adjustment to sales revenue or purchase costs when the related transaction being hedged is finalized. Accounting for these contracts will continue according to current hedge policy until Statement of Financial Standard (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" is adopted in 2001. Gains and losses on foreign currency forward exchange contracts that hedge identifiable future commitments are deferred until recognized when the related item being hedged is settled. All other contracts are recognized in periodic income. The cash flows from such contracts are included in operating activities in the consolidated statements of cash flows.

   Interest rate swaps and futures are entered into, from time to time, on specific debt as part of Occidental's overall strategy to maintain part of its debt on a floating-rate basis. Interest rate swaps outstanding at December 31, 1999 were not significant.


SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments during the years 1999, 1998 and 1997 included federal, foreign and state income taxes of approximately $105 million, $212 million and $182 million, respectively. Interest paid (net of interest capitalized) totaled approximately $468 million, $491 million and $404 million for the years 1999, 1998 and 1997, respectively. See Note 3 for detail of noncash investing and financing activities regarding certain acquisitions.



NOTE 2    FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------
COMMODITY FUTURES AND FORWARD CONTRACTS

Occidental's oil and gas segment engages in commodity derivative activity, both for the purpose of hedging and trading activities. The resulting energy trading contracts are measured at fair value on the balance sheet date. Gains and losses on such contracts are recognized in periodic income. Gains and losses on commodity futures contracts that qualify for hedge accounting, essentially those associated with equity production or purchases, are deferred until recognized as an adjustment to sales revenue or purchase costs when the related transaction being hedged is finalized.


FORWARD EXCHANGE AND INTEREST RATE CONTRACTS

Occidental is engaged in both oil and gas and chemical activities internationally. International oil and gas transactions are mainly denominated in U.S. dollars; consequently, foreign currency exposure is not deemed material. Many of Occidental's foreign oil and gas operations and foreign chemical operations are located in countries whose currencies generally depreciate against the U.S. dollar on a continuing basis. An effective currency forward market does not exist for these countries; therefore, Occidental attempts to manage its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes. Additionally, all of Occidental's oil and gas foreign entities have the U.S. dollar as the functional currency since the cash flows are mainly denominated in U.S. dollars. The effect of exchange rate transactions in foreign currencies is included in periodic income. Foreign currencies which are in a net liability position are thus protected from the unfavorable effects of devaluation. For entities that have a net foreign currency asset position, Occidental attempts to maintain those positions at low levels to mitigate exposure to currency devaluation. At December 31, 1999, Occidental had one foreign currency forward purchase exchange contract totaling $38 million which hedged foreign currency denominated debt. This contract matures in 2000.

   From time to time, Occidental enters into interest rate swaps and futures contracts to hedge interest rates on debt. In November 1993, Occidental entered into interest rate swaps on newly issued fixed-rate debt for notional amounts totaling $530 million. This converted fixed-rate debt into variable-rate debt, based on the London Interbank Offered Rate (LIBOR), with an interest rate of
5.65 percent at December 31, 1999. At December 31, 1999, $104 million notional amount remains outstanding. The remaining agreements mature in November 2000. Notional amounts do not represent cash flow. Credit risk exposure, which is not material, is limited to the net interest differentials. The swap rate difference resulted in less than $1 million of income in 1999 and approximately $2 million of expense in each of 1998 and 1997, compared to what interest expense would have been had the debt remained at fixed rates. The impact of the swaps on the weighted average interest rates for all debt in 1999, 1998 and 1997 was not significant.


FAIR VALUE OF FINANCIAL INSTRUMENTS

Occidental values financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents and short-term notes payable approximate fair value because of the short maturity of those instruments. Occidental estimates the fair value of its long-term debt based on the quoted market prices for the same or similar issues or on the yields offered to Occidental for debt of similar rating and similar remaining maturities. The estimated fair value of Occidental's long-term debt at December 31, 1999 and 1998 was approximately $4.8 billion and approximately $5.7 billion, respectively, compared with a carrying value of approximately $4.4 billion and approximately $5.4 billion, respectively. The fair value of interest rate swaps and futures is the amount at which they could be settled, based on estimates obtained from dealers. Based on these estimates at December 31, 1999 and 1998, Occidental would pay approximately $1 million and receive approximately $1 million, respectively, to terminate its interest rate swap and futures agreements. Occidental will continue its strategy of maintaining part of its debt on a floating-rate basis.

   The carrying value of other on-balance sheet financial instruments approximates fair value and the cost, if any, to terminate off-balance sheet financial instruments is not significant.

   Occidental values derivative financial instruments (a futures, forward, swap, or option contract, or other financial instrument with similar characteristics) as required by the SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". The average fair value of derivative financial instruments held or issued for trading purposes during 1999 was a $14 million loss. The fair value of these instruments at December 31, 1999 was $42 thousand. Offsetting the value of these instruments are related physical positions with a $3 million loss. The approximate $3 million net loss was reflected in the consolidated statements of operations. The gross value of these positions has been reflected on the accompanying consolidated balance sheet as $49 million of accrued receivables and $52 million of accrued liabilities. The obligations' net positions, most of which expire in 2000, cover 10 billion cubic feet of natural gas. No defaults are expected nor anticipated. The risk portfolio is spread out over approximately 70 counterparties. The majority of the exposure is with institutional banks and with market leaders in the industry. Counterparty creditworthiness is reviewed before doing business with a new counterparty and on an on-going basis. The derivative financial instruments held for purposes other than trading expire during the period from January 2000 to December 2003 and relate to the hedging of natural gas and crude oil prices. The fair value of these instruments at December 31, 1999 was $35 million. Offsetting the value of these instruments are related physical positions with a $38 million loss. The principal components of these instruments and related physical positions are the natural gas delivery commitment and the related natural gas price swap discussed in Note 7. At December 31, 1999, the difference between the carrying value and the fair value of financial instruments held for purposes other than trading was an unrealized loss of approximately $3 million, which is currently deferred. Any gain or loss will be recognized when the related transactions are finalized.

   The results of oil and gas trading activities were not significant.



NOTE 3 BUSINESS COMBINATIONS, ASSET ACQUISITIONS AND DISPOSITIONS, AND DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------
In December 1999, Occidental and EOG Resources, Inc. (EOG) exchanged certain oil and gas assets. Occidental received assets that will enhance its programs to further focus exploration and production activities and achieve cost savings through operational benefits. Occidental received producing properties and exploration acreage in its expanding California asset base, as well as producing properties in the western Gulf of Mexico near existing operations in exchange for oil and gas production and reserves in east Texas. Occidental also farmed out Oklahoma panhandle properties to EOG and retained a carried interest.

   In December 1999, Occidental entered into an agreement to sell its producing properties in Peru to Pluspetrol. The closing is subject to government approval. In connection with this transaction, Occidental recorded an after-tax charge of approximately $29 million to write-down the properties to their fair values.

   In the third quarter of 1999, pursuant to a series of transactions, Occidental indirectly acquired the remaining ownership of INDSPEC Chemical Corporation (INDSPEC) through the issuance of approximately 3.2 million shares of Occidental common stock at an estimated value of approximately $68 million and the assumption of approximately $80 million of bank debt. As a result of the transactions, Occidental owns 100 percent of the stock of INDSPEC, which is a leading manufacturer of resorcinol, a bonding agent principally used in tires and as a flame retardant.

   In the third quarter of 1999, Occidental acquired Unocal International Corporation's (UNOCAL) oil and gas interests in Yemen and UNOCAL acquired Occidental's properties in Bangladesh. The results, after tax benefits, did not have a significant impact on earnings.

   Effective April 30, 1999, Occidental and The Geon Company (Geon) formed two partnerships. Occidental has a 76 percent interest in the polyvinyl chloride
(PVC) commodity resin partnership, (OxyVinyls), which is the larger of the partnerships, and a 10 percent interest in a PVC powder compounding partnership. OxyVinyls also has entered into long-term agreements to supply PVC resin to Geon and vinyl chloride monomer
(VCM) to Occidental and Geon. In addition, as part of the transaction, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to Geon. As part of the transaction, Geon received approximately $104 million through the retention of working capital and the distribution of cash from OxyVinyls, and OxyVinyls undertook approximately $180 million in obligations for certain Geon plant facilities, which are treated as operating leases for accounting purposes. Occidental did not record a significant gain or loss on the transaction.

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

   In May 1998, Occidental contributed its ethylene, propylene, ethylene oxide and ethylene glycol derivatives businesses (collectively, the petrochemicals business) to a partnership called Equistar Chemicals LP (Equistar), in return for a 29.5 percent interest in such partnership, receipt of approximately $420 million in cash and the assumption by Equistar of approximately $205 million of Occidental capital lease liabilities. Occidental guaranteed $625 million of Equistar's debt related to these amounts. Lyondell Petrochemical Company (Lyondell) and Millennium Chemicals, Inc. (Millennium), through their respective subsidiaries, were the original partners of Equistar. Lyondell owns 41 percent of Equistar and Occidental and Millennium each own 29.5 percent. Occidental did not record a gain or loss on the transaction.

   In 1998, Occidental completed a number of international and domestic asset sales as part of an asset redeployment program. The sale of major nonstrategic oil and gas properties included Occidental's entire interest in an oilfield development project in Venezuela, the stock of the subsidiary which owned its oil and gas assets in the Netherlands and the North Sea, as well as various domestic properties. Net proceeds from all major nonstrategic oil and gas asset sales were $1.1 billion, and the total net pre-tax gain was $532 million, which is included in the total gain from disposition of assets of $546 million.

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

   In 1997, Occidental sold a chlor-alkali chemical plant located in Tacoma, Washington for approximately $102 million, which included $97 million in cash and the balance in the buyer's convertible preferred stock. Also in 1997, Occidental purchased 28,000 shares of preferred stock of Leslie's Poolmart, Inc. (Leslie's), a customer of Occidental, for total consideration of $28 million, which consisted of cash and the exchange of $10 million of Leslie's subordinated debentures held by Occidental. In 1999, Occidental sold essentially all of its investment in Leslie's and recorded an insignificant gain.



NOTE 4    EXTRAORDINARY LOSS AND ACCOUNTING CHANGES AND OTHER TRANSACTIONS
--------------------------------------------------------------------------------
In December 1999, OXY USA settled its long-standing litigation with Chevron U.S.A. Inc. (Chevron) for a cash payment of $775 million from Chevron. The related pre-tax income of $775 million is reported as interest, dividends and other income in the accompanying consolidated statements of operations.

   Following the receipt of the proceeds from the Chevron settlement, Occidental repurchased for cash, $240 million principal amount of its 10.125 percent Senior Notes due November 15, 2001, and $138 million principal amount of its 11.125 percent Senior Notes due August 1, 2010 and redeemed all of OXY USA's $274 million principal amount of 7 percent debentures due 2011 for a total of $722 million, including premium, expenses and accrued interest.

Occidental recorded an after-tax extraordinary loss of $104 million in the fourth quarter of 1999 related to the transactions. The 1999 total year results included a net extraordinary loss of $107 million, which resulted from the early extinguishment of high-cost debt.

   The 1999 results included pre-tax charges of $159 million for the write-down to realizable value of certain chemical assets, $28 million for write-downs by Equistar and $9 million for various oil and gas assets.

   In June 1999, Occidental redeemed $68.7 million of its 11.125 percent senior debentures due June 1, 2019 and recorded an after-tax extraordinary loss of $3 million in the second quarter of 1999 related to the redemption.

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

   Effective January 1, 1999, Occidental adopted the provisions of EITF Issue No. 98-10--"Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which establishes accounting and reporting standards for certain energy trading contracts. EITF Issue No. 98-10 requires that energy trading contracts must be marked-to-market with gains and losses included in earnings and separately disclosed in the financial statements or footnotes thereto. The initial adoption of EITF Issue No. 98-10 resulted in a first quarter noncash after-tax benefit of $2 million, recorded as a cumulative effect of a change in accounting principle.

   Effective January 1, 1998, Occidental adopted the provisions of SFAS No. 130--"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The implementation of SFAS No. 130 did not have an impact on Occidental's results of operations. The prior year financial statements have been restated to conform to the new presentation. Occidental's comprehensive income is composed primarily of net income or loss, foreign currency translation adjustments and minimum pension liability adjustments. Occidental's comprehensive income was $426 million in 1999, $345 million in 1998 and a loss of $389 million in 1997.

   Effective January 1, 1998, Occidental adopted the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting and display of information about operating segments. It supersedes or amends several Financial Accounting Standards Board (FASB) statements, most notably, SFAS No. 14--"Financial Reporting for Segments of a Business Enterprise." The implementation of SFAS No. 131 did not have an impact on Occidental's consolidated financial position or results of operations. Accordingly, 1997 segment disclosures have been restated.


NOTE 5    INVENTORIES
--------------------------------------------------------------------------------
Inventories of approximately $246 million and $253 million were valued under the LIFO method at December 31, 1999 and 1998, respectively. Inventories consisted of the following (in millions):


Balance at December 31,                                                               1999        1998
==============================================================================       =====       =====
Raw materials                                                                        $  60       $  38
Materials and supplies                                                                 167         184
Work in process                                                                          7           5
Finished goods                                                                         294         278
                                                                                     -----       -----

                                                                                       528         505
LIFO reserve                                                                           (25)         (5)(a)
                                                                                     -----       -----

TOTAL                                                                                $ 503       $ 500
==============================================================================       =====       =====

(a) In 1998, the total year LIFO liquidation credited to income was approximately $4 million.

NOTE 6    LONG-TERM DEBT
--------------------------------------------------------------------------------
Long-term debt consisted of the following (in millions):


Balance at December 31,                                                                 1999          1998
==============================================================================       =======       =======
OCCIDENTAL PETROLEUM CORPORATION
   7.65% senior notes due 2006                                                       $   450        $   --
   6.4% senior notes due 2013, subject to remarketing April 1, 2003                      450           450
   Medium-term notes due 2000 through 2008 (6.22% to 11% at December 31, 1999)           427           640
   7.375% senior notes due 2008                                                          400           400
   8.45% senior notes due 2029                                                           350            --
   9.25% senior debentures due 2019, putable August 1, 2004 at par                       300           300
   10.125% senior debentures due 2009                                                    276           276
   Floating rate extendible notes due 2008 (6.78375% at December 31, 1999)               270           270
   6.5% senior notes due 2005                                                            250           250
   6.75% senior notes due 2002                                                           200           200
   7.2% senior debentures due 2028                                                       200           200
   8.5% senior notes due 2001                                                            150           150
   8.75% medium-term notes due 2023                                                      100           100
   10.125% senior notes due 2001                                                          90           330
   11.125% senior debentures due 2019, callable June 1, 1999 at 105.563,
        declining to par on June 1, 2009                                                  75           144
   11.125% senior notes due 2010                                                          12           150
   8.5% medium-term notes due 2004, called September 15, 1999 at par                      --           250
   Commercial paper                                                                       --         2,023
   Revolving credits                                                                      --           105
                                                                                     -------       -------

                                                                                       4,000         6,238
                                                                                     -------       -------

OXY USA INC
   5.7% to 7.8% unsecured notes due 2000 through 2007                                     48            50
   7.2% unsecured notes due 2020                                                           7             7
   7% debentures due 2011, called December 22, 1999 at par                                --           274
   6.625% debentures due August 1, 1999, called May 17, 1999 at par                       --            54
                                                                                     -------       -------

                                                                                          55           385
                                                                                     -------       -------

OTHER SUBSIDIARY DEBT
   3.5% to 7.67% unsecured notes due 2000 through 2030                                   321           275
   6% secured notes due 2000 through 2007                                                 17             8
                                                                                     -------       -------

                                                                                         338           283
                                                                                     -------       -------

                                                                                       4,393         6,906
Less:
   Unamortized discount, net                                                             (21)         (141)
   Current maturities                                                                     (4)       (1,398)
                                                                                     -------       -------

TOTAL                                                                                $ 4,368       $ 5,367
==============================================================================       =======       =======


   At December 31, 1999, $550 million of notes due in 2000 were classified as non-current since it is management's intention to refinance this amount on a long-term basis by issuing long-term debt. In addition, at December 31, 1999, Occidental had available lines of committed bank credit of approximately $2.1 billion. Bank fees on these committed lines of credit ranged from 0.125 percent to 0.150 percent.

   At December 31, 1999, minimum principal payments on long-term debt, including sinking fund requirements, subsequent to December 31, 2000 aggregated $4.389 billion, of which $276 million is due in 2001, $801 million in 2002, $514 million in 2003, $325 million in 2004, $352 million in 2005 and $2.121 billion thereafter. Unamortized discount is generally being amortized to interest expense on the effective interest method over the lives of the related issues.

   At December 31, 1999, under the most restrictive covenants of certain financing agreements, the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental's capital stock was approximately $1.4 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowings.

NOTE 7    ADVANCE SALE OF CRUDE OIL AND NATURAL GAS DELIVERY COMMITMENT
--------------------------------------------------------------------------------
In December 1995, Occidental entered into a transaction with Clark USA, Inc. (Clark) under which Occidental agreed to deliver approximately 17.7 million barrels of West Texas Intermediate (WTI)-equivalent oil over a six-year period. In exchange, Occidental received $100 million in cash and approximately 5.5 million shares of Clark common stock. Occidental has accounted for the consideration received in the transaction as deferred revenue, which is being amortized into revenue as WTI-equivalent oil is produced and delivered during the term of the agreement. Reserves dedicated to the transaction are excluded from the estimate of proved oil and gas reserves (see Supplemental Oil and Gas Information). At December 31, 1999, 5.5 million barrels remain to be delivered.

   In November 1998, Occidental entered into a natural gas delivery commitment for proceeds of $500 million, which obligates Occidental to deliver 263 billion cubic feet of natural gas over a four-year period beginning in 2000. The imputed interest rate in the transaction is approximately 6 percent. In connection with this transaction, Occidental simultaneously entered into a natural gas price swap based on identical volumes of natural gas and a delivery schedule that corresponds to the natural gas delivery commitment. Under the terms of the swap, Occidental will pay an average fixed price of $2.27 per thousand cubic feet of gas and will receive a floating price that will approximate market which mitigates Occidental's price exposure. The fair value of this price swap is a $38 million gain, which is offset by a $38 million loss applicable to the related physical positions. This price swap is the principal component of the fair value for derivative financial instruments disclosed in Note 2. Occidental has the ability to satisfy the delivery commitment with open market purchases and has not reduced its natural gas reserves for the commitment. At December 31, 1999, the future minimum delivery commitment under the contract expressed in dollars and in volumes is as follows (dollars in millions, volumes in billions of cubic feet):


                                                                                  VALUE       VOLUMES
=========================================================================       =======       =======
2000                                                                            $   150            66
2001                                                                                150            66
2002                                                                                150            66
2003                                                                                147            65
                                                                                -------       -------

TOTAL                                                                               597           263
                                                                                              =======
Less:
   Imputed interest                                                                 (64)
   Current portion                                                                 (122)
                                                                                -------

PRESENT VALUE OF NATURAL GAS DELIVERY COMMITMENT, NET OF CURRENT PORTION        $   411
=========================================================================       =======



NOTE 8    LEASE COMMITMENTS
--------------------------------------------------------------------------------
The present value of net minimum capital lease payments, net of the current portion, totaled $27 million and $29 million at December 31, 1999 and 1998, respectively. These amounts are included in other liabilities.

   Operating and capital lease agreements frequently include renewal and/or purchase options and require Occidental to pay for utilities, taxes, insurance and maintenance expense.

   At December 31, 1999, future net minimum lease payments for capital and operating leases (excluding oil and gas and other mineral leases) were the following (in millions):


                                                                                  CAPITAL       OPERATING
=========================================================================       =========       =========
2000                                                                            $       4       $      81
2001                                                                                    2              61
2002                                                                                    1              42
2003                                                                                    1              33
2004                                                                                    1              21
Thereafter                                                                             40             161
                                                                                ---------       ---------

TOTAL MINIMUM LEASE PAYMENTS                                                           49       $     399
                                                                                                =========
Less:
   Executory costs                                                                     (2)
   Imputed interest                                                                   (19)
   Current portion                                                                     (1)
                                                                                ---------

PRESENT VALUE OF NET MINIMUM CAPITAL LEASE PAYMENTS, NET OF CURRENT PORTION     $      27
=============================================================================   =========


   Rental expense for operating leases, net of sublease rental income, was $93 million in 1999, $106 million in 1998 and $113 million in 1997. Rental expense was net of sublease income of $9 million in 1999, $10 million in 1998 and $10 million in 1997. At December 31, 1999, sublease rental amounts included in the future operating lease payments totaled $108 million, as follows (in millions):
2000--$9, 2001--$9, 2002--$7, 2003--$7, 2004--$7 and 2005 and thereafter--$69.

   Occidental has guaranteed the residual value of certain leased assets of approximately $152 million. If the assets are not purchased at the end of the lease-term, Occidental would be obligated to pay any deficiency between the fair value of the assets and the guaranteed residual; however, Occidental does not expect to make payments under this provision.

   Included in the 1999 and 1998 property, plant and equipment accounts were $59 million and $60 million, respectively, of property leased under capital leases and $52 million and $49 million, respectively, of related accumulated amortization.



NOTE 9    LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS
--------------------------------------------------------------------------------
Occidental and certain of its subsidiaries have been named as defendants or as potentially responsible parties in a substantial number of lawsuits, claims and proceedings, including governmental proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and corresponding state acts. These governmental proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties, aggregating substantial amounts. Occidental is usually one of many companies in these proceedings, and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs which can be reasonably estimated.

   In December 1998, David Croucher and others filed suit in the Federal District Court in Houston, Texas on behalf of persons claiming to have been beneficiaries of the MidCon Employee Stock Ownership Plan (ESOP). The suit has been certified as a class action. The plaintiffs allege that each of the U.S. Trust Company of California (the ESOP Trustee) and the MidCon ESOP Administrative Committee breached its fiduciary duty to the plaintiffs by failing to properly value the securities held by the ESOP, and allege that Occidental actively participated in such conduct. The plaintiffs claim that, as a result of this alleged breach, the ESOP participants are entitled to an additional aggregate distribution of at least $200 million and that Occidental has been unjustly enriched and is liable for failing to make that distribution.

   During the course of its operations, Occidental is subject to audit by taxing authorities for varying periods in various tax jurisdictions.

   At December 31, 1999, commitments for major capital expenditures during 2000 and thereafter were approximately $143 million.

   Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling services, electrical power, steam and certain chemical raw materials. At December 31, 1999, the net present value of the fixed and determinable portion of the obligations under these agreements, which were used to collateralize financings of the respective suppliers, aggregated $144 million, which was payable as follows (in millions):
2000--$17, 2001--$16, 2002--$15, 2003--$14, 2004--$13 and 2005 through
2016--$69. Payments under these agreements, including any variable component, were $20 million in 1999, $19 million in 1998 and $16 million in 1997.

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



NOTE 10   DOMESTIC AND FOREIGN INCOME AND OTHER TAXES
--------------------------------------------------------------------------------
The domestic and foreign components of income(loss) from continuing operations before domestic and foreign income and other taxes were as follows (in millions):


For the years ended December 31,                     Domestic        Foreign          Total
==============================================       ========       ========       ========
1999                                                 $    473       $    726       $  1,199
                                                     ========       ========       ========

1998                                                 $    388       $    300       $    688
                                                     ========       ========       ========

1997                                                 $   (184)      $    712       $    528
==============================================       ========       ========       ========

   The provisions(credits) for domestic and foreign income and other taxes consisted of the following (in millions):


                                           U.S.         State
For the years ended December 31,        Federal     and Local       Foreign         Total
=================================     =========     =========     =========     =========

1999
   Current                            $      76     $      26     $     346     $     448
   Deferred                                 184             7            (8)          183
                                      ---------     ---------     ---------     ---------

                                      $     260     $      33     $     338     $     631
=================================     =========     =========     =========     =========

1998
   Current                            $    (113)    $      23     $     178     $      88
   Deferred                                 249            29            (3)          275
                                      ---------     ---------     ---------     ---------

                                      $     136     $      52     $     175     $     363
=================================     =========     =========     =========     =========

1997
   Current                            $      52     $      28     $     240     $     320
   Deferred                                 (12)          (23)           26            (9)
                                      ---------     ---------     ---------     ---------

                                      $      40     $       5     $     266     $     311
=================================     =========     =========     =========     =========


    The following is a reconciliation, stated as a percentage of pre-tax income, of the U.S. statutory federal income tax rate to Occidental's effective tax rate on income(loss) from continuing operations:



For the years ended December 31,                         1999      1998      1997
===================================================      ====      ====      ====

U.S. federal statutory tax rate                            35%       35%       35%
Operations outside the United States(a)                    12        15        22
State taxes, net of federal benefit                         2         5         1
Capital loss benefit                                       --        (5)       --
Nondeductible depreciation and other expenses              --        --         2
Other                                                       4         3        (1)
                                                         ----      ----      ----

Tax rate provided by Occidental                            53%       53%       59%
===================================================      ====      ====      ====

(a) Included in these figures is the impact of not providing U.S. taxes on the unremitted earnings of certain foreign subsidiaries. The effect of this is to reduce the U.S. federal tax rate by approximately 7 percent in 1999, 6 percent in 1998 and 13 percent in 1997.

   The tax effects of temporary differences and carryforwards resulting in deferred income taxes at December 31, 1999 and 1998 were as follows (in millions):


                                                                                         1999                               1998
                                                                 ----------------------------      -----------------------------
                                                                    DEFERRED         DEFERRED          Deferred         Deferred
                                                                         TAX              TAX               Tax              Tax
Items resulting in temporary differences and carryforwards            ASSETS      LIABILITIES            Assets      Liabilities
===========================================================      ===========      ===========      ============      ===========

Property, plant and equipment differences                        $       190     $        695       $       215      $       938
Equity investments including partnerships                                 --            1,046                --              698
Environmental reserves                                                   152               --               194               --
Postretirement benefit accruals                                          140               --               147               --
State income taxes                                                        95               --                82               --
Tax credit carryforwards                                                  60               --                85               --
All other                                                                427              141               364              103
                                                                 -----------      -----------       -----------      -----------
   Subtotal                                                            1,064            1,882             1,087            1,739
Valuation allowance                                                      (32)              --               (63)              --
                                                                 -----------      -----------       -----------      -----------

Total deferred taxes                                             $     1,032      $     1,882       $     1,024      $     1,739
===========================================================      ===========      ===========       ===========      ===========

   Included in total deferred tax assets was a current portion aggregating $145 million and $110 million as of December 31, 1999 and 1998, respectively, that was reported in prepaid expenses and other.

   A deferred tax liability of approximately $120 million at December 31, 1999 has not been recognized for temporary differences related to Occidental's investment in certain foreign subsidiaries primarily as a result of unremitted earnings of consolidated subsidiaries, as it is Occidental's intention, generally, to reinvest such earnings permanently.

   The pension liability adjustments recorded directly to accumulated other comprehensive income in 1997 was net of an income tax charge of $10 million.

   The foreign currency translation adjustment included in other comprehensive income was net of an income tax charge of $5 million in 1999 and a benefit of $6 million in both 1998 and 1997.

   The extraordinary loss that resulted from the early extinguishment of debt was reduced by an income tax benefit of $61 million in 1999.

   The cumulative effect of changes in accounting principles in 1999 was reduced by an income tax benefit of $7 million.

   Discontinued operations included income tax charges of $21 million in 1998 and $240 million in 1997.

   At December 31, 1999, Occidental had, for U.S. federal income tax return purposes, an alternative minimum tax credit carryforward of $60 million available to reduce future income taxes. The alternative minimum tax credit carryforward does not expire.



NOTE 11    NONREDEEMABLE PREFERRED STOCK, ESOP PREFERRED STOCK AND COMMON STOCK
--------------------------------------------------------------------------------
The following is an analysis of nonredeemable preferred stock and common stock (shares in thousands):



                                                                    Nonredeemable
                                                                        Preferred             Common
                                                                            Stock              Stock
==============================================================      =============      =============
BALANCE, DECEMBER 31, 1996                                                 26,493            329,228
   Issued                                                                      --              1,079
   Preferred stock conversions                                             (4,002)            14,276
   Repurchase program                                                          --             (4,148)
   Options exercised and other, net                                            --                692
--------------------------------------------------------------      -------------      -------------

BALANCE, DECEMBER 31, 1997                                                 22,491            341,127
   Issued                                                                      --              1,246
   Preferred stock conversions                                            (17,639)            40,098
   Repurchase program                                                          --            (35,142)
   Options exercised and other, net                                            --                393
--------------------------------------------------------------      -------------      -------------

BALANCE, DECEMBER 31, 1998                                                  4,852            347,722
   Issued                                                                      --              4,610
   Preferred stock conversions/redemptions                                 (4,852)            15,708
   Options exercised and other, net                                            --               (124)
--------------------------------------------------------------      -------------      -------------

BALANCE, DECEMBER 31, 1999                                                     --            367,916
==============================================================      =============      =============


NONREDEEMABLE PREFERRED STOCK

Occidental has authorized 50,000,000 shares of preferred stock with a par value of $1.00 per share. In February 1994, Occidental issued 11,388,340 shares of $3.00 cumulative CXY-indexed convertible preferred stock in a public offering for net proceeds of approximately $557 million. The shares were convertible into Occidental common stock in accordance with a conversion formula that was indexed to the market price of the common shares of Canadian Occidental Petroleum Ltd. ("CanadianOxy"). In August 1999, Occidental called for redemption all of the outstanding shares of such preferred stock. From the date Occidental announced the redemption to the date of redemption, holders of 3,125,837 shares of such preferred stock converted their shares into approximately 9.9 million shares of Occidental common stock. Occidental redeemed the remaining outstanding shares of such preferred stock in September 1999. In 1999, in total, 4,847,130 shares of CXY-indexed convertible preferred stock were converted by the holders into 15,708,176 shares of Occidental's common stock. In 1998 and 1997, 2,532,740 shares and 4,001,691 shares of CXY-indexed convertible preferred stock were converted by the holders into 6,911,913 shares and 14,275,974 shares of Occidental's common stock, respectively.

   In February 1993, Occidental issued 11,500,000 shares of $3.875 cumulative convertible preferred stock. In December 1994, Occidental issued 3,606,484 shares of $3.875 cumulative convertible voting preferred stock in connection with the Placid acquisition. In response to Occidental's redemption of the $3.875 preferred stock in March 1998, the holders thereof converted all of the outstanding 15.1 million shares into 33.2 million shares of Occidental common stock.


ESOP PREFERRED STOCK

In November 1996, Occidental established the MidCon Corp. Employee Stock Ownership Plan (MidCon ESOP) for the benefit of employees of MidCon. Pursuant to the MidCon ESOP, Occidental issued 1.4 million shares of its CMIC Preferred Stock to the MidCon Corp. ESOP Trust. In conjunction with the sale of MidCon in 1998 the CMIC Preferred Stock was redeemed.

COMMON STOCK REPURCHASE PROGRAM

In 1998, Occidental completed the common stock repurchase program announced in October 1997. Under the program, 39.3 million shares were repurchased and retired for a total cost of $1.06 billion of which 35.1 million shares were repurchased and retired in 1998 at a cost of $937 million.


STOCK INCENTIVE PLANS

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

Options to purchase common stock of Occidental have been granted to officers and employees under stock option plans adopted in 1987 and 1995. During 1999, options for 1,663,653 shares became exercisable, and options for 5,761,042 shares were exercisable at December 31, 1999 at a weighted-average exercise price of $23.25. Generally, these options vest over three years with a maximum term of ten years and one month. At December 31, 1999, options with stock appreciation rights (SAR) for 568,000 shares were outstanding, all of which were exercisable.

   The following is a summary of stock option transactions during 1999, 1998 and 1997 (shares in thousands):



                                                  1999                            1998                            1997
                            --------------------------      --------------------------      --------------------------
                                              WEIGHTED                        Weighted                        Weighted
                                               AVERAGE                         Average                         Average
                            SHARES      EXERCISE PRICE      Shares      Exercise Price      Shares      Exercise Price
======================      ======      ==============      ======      ==============      ======      ==============

BEGINNING BALANCE            8,169      $       24.065       6,769      $       23.274       5,952      $       22.637
Granted or issued            5,221      $       19.577       2,443      $       26.032       1,789      $       25.058
Exercised                       (7)     $       17.750        (605)     $       22.310        (845)     $       22.219
Canceled or expired           (350)     $       26.874        (438)     $       25.222        (127)     $       25.582
                            ------                          ------                          ------

ENDING BALANCE              13,033      $       23.249       8,169      $       24.065       6,769      $       23.274
                            ======                          ======                          ======

OPTIONS EXERCISABLE
    AT YEAR-END              5,761                           4,400                           4,005
======================      ======                          ======                          ======

    For options outstanding at December 31, 1999 the exercise prices were between $14.875 and $29.0625 and the weighted-average remaining contractual life was approximately 8 years.


RESTRICTED STOCK AWARDS

Pursuant to the 1995 Incentive Stock Plan, employees may be awarded Occidental restricted common stock at the par value of $.20 per share, with such shares vesting after four years (five years for awards issued prior to December 1995) or earlier under certain conditions. The related expense is amortized over the vesting period. In 1999, 223,902 shares were awarded at a weighted-average grant-date value of $20.563 per share; 85,451 shares were awarded in 1998 at a weighted-average grant-date value of $28.519 per share; 149,885 shares were awarded in 1997 at a weighted-average grant-date value of $23.375 per share; 171,649 shares were awarded in 1996 at a weighted-average grant-date value of $21.431 per share; and 21,339 shares were awarded in 1995 at a weighted-average grant-date value of $20.875 per share.


PERFORMANCE STOCK AWARDS AND OPTIONS

Performance stock awards were made to various executive officers in January 1997, 1998 and 1999 pursuant to the 1995 Incentive Stock Plan. The number of shares of common stock to be received, under these awards, by such officers at the end of the performance period will depend on the attainment of performance objectives based either on a peer company comparison of total stockholder return for such period, or in the case of divisional employees, a combination of total stockholder return and return on assets of the division. The grantees will receive shares of common stock in an amount ranging from zero to 175 percent of the Target Share Award (as such amount is defined in the grant). The shares vest or fail to vest by the end of the four-year performance term. In 1999, 502,531 shares were awarded at a weighted-average grant-date value of $16.875 per share; 134,705 shares were awarded in 1998 at a weighted-average grant-date value of $29.3125 per share; 97,832 shares were awarded in 1997 at a weighted-average grant-date value of $23.375 per share; and 101,630 shares were awarded in 1996 at a weighted-average grant-date value of $21.375 per share.

   In 1997, 4,655,000 Performance Stock Options were granted to certain executive officers at an exercise price of $25.375. Under the terms of these grants, as amended in 1999, these options expire 10 years from the grant date and will become vested upon the earlier of the following events occurring, at which time the grants become fully vested and exercisable: (a) for twenty consecutive trading days, the New York Stock Exchange closing price of Occidental common stock must be $25 or more per share; or (b) July 2, 2002. As of December 31, 1999, none of the options were exercisable.

   Under the 1995 Stock Incentive Plan, a total of approximately 25,000,000 shares may be awarded. At December 31, 1999, 7,942,501 shares were available for the granting of all future awards under these plans, all of which were available to issue stock options, SARs, restricted stocks and performance stock awards.

   Occidental accounts for these plans under Accounting Principles Board Opinion No. 25. Had the compensation expense for these plans been determined in accordance with SFAS No. 123--"Accounting for Stock Based Compensation" (SFAS No. 123), Occidental's pro forma net income would have been $439 million in 1999, $358 million in 1998 and a loss of $394 million in 1997. Basic and diluted earnings per share would have been $1.22 for 1999, $.97 for 1998 and a loss of $1.44 for 1997. The method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995; therefore, the resulting pro forma compensation expense may not be representative of that to be expected in future years. The fair value of each option grant, for pro forma calculation purposes, is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 4.60, 3.84 and 3.99 percent; expected volatility of 23.57, 22.91 and 22.37 percent; risk-free rate of return 5.86, 5.45 and 6.31 percent; and expected lives of 5 years.


1996 RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS

Under the 1996 Restricted Stock Plan for Non-Employee Directors, each non-employee Director of the Company will receive awards of restricted common stock each year as additional compensation for their services as a member of the Board of Directors. A maximum of 50,000 shares of common stock may be awarded under the Directors Plan and 18,800, 3,500, and 3,500 shares of common stock were awarded during 1999, 1998 and 1997, respectively. At December 31, 1999, 20,950 shares of common stock were available for the granting of future awards.



NOTE 12    TRUST PREFERRED SECURITIES
-------------------------------------------------------------------------------
In January 1999, Oxy Capital Trust I, a wholly-owned subsidiary of Occidental, issued 21,000,000 shares of 8.16 percent Trust Originated Preferred Securities (Trust Preferred Securities) to the public and 649,485 shares of Trust Originated Common Securities (Common Securities) to Occidental. The proceeds of such issuances were invested by Oxy Capital Trust I in $541.2 million aggregate principal amount of Occidental's 8.16 percent Subordinated Deferrable Interest Notes due 2039 (Trust Subordinated Notes). The Trust Subordinated Notes represent the sole assets of Oxy Capital Trust I. The Trust Subordinated Notes mature on January 20, 2039, bear interest at the rate of 8.16 percent payable quarterly and are redeemable in whole, or in part, by Occidental beginning on January 20, 2004 at 100 percent of the principal amount thereof, plus any accrued and unpaid interest to the redemption date. The Trust Subordinated Notes are unsecured obligations of Occidental and are junior in right of payment to all present and future senior indebtedness of Occidental and are also effectively subordinate to certain indebtedness of Occidental's consolidated subsidiaries. Occidental may defer interest payments on the Trust Subordinated Notes from time to time for a period not exceeding twenty consecutive quarters. However, any unpaid quarterly interest payments on the Trust Subordinated Notes will continue to accrue interest at 8.16 percent per annum.

   Holders of the Trust Preferred Securities and Common Securities are entitled to cumulative cash distributions at an annual rate of 8.16 percent of the liquidation amount of $25 per security. The Trust Preferred Securities and Common Securities will be redeemed upon repayment of the Trust Subordinated Notes. If Occidental defers interest payments on the Trust Subordinated Notes, Oxy Capital Trust I will defer distributions on the Trust Preferred Securities and Common Securities during any deferral period. However, any unpaid quarterly distributions on the Trust Preferred Securities and Common Securities will continue to accrue with interest at 8.16 percent per annum.

   Occidental has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities (the Guarantee). The Guarantee, when taken together with Occidental's obligations under the Trust Subordinated Notes and the indenture pursuant to which the Trust Subordinated Notes were issued and Occidental's obligations under the Amended and Restated Declaration of Trust governing Oxy Capital Trust I, provides a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

   The Trust Subordinated Notes and the related Oxy Capital Trust I investment in the Trust Subordinated Notes have been eliminated in consolidation and the Trust Preferred Securities are reported as Occidental Obligated Mandatorily Redeemable Trust Preferred Securities of a Subsidiary Trust Holding Solely Subordinated Notes of Occidental in the accompanying consolidated financial statements. Distributions on the Trust Preferred Securities are reported under the caption minority interest in the statement of operations. Total net proceeds to Occidental were $508 million. The balance reflected in the accompanying consolidated financial statements at December 31, 1999 is net of issue costs and also reflects amortization of a portion of the issue costs, and the repurchase during 1999 of 937,436 shares with a liquidation value of $23.4 million.

NOTE 13    EARNINGS PER SHARE
--------------------------------------------------------------------------------
In 1997, Occidental adopted SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. Basic earnings per share was computed by dividing net income, less preferred dividend requirements, plus the effect of repurchase of Trust Preferred Securities by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share further assumes the dilutive effect of stock options and the conversion of preferred stocks.

     The following is a calculation of earnings per share for the years ended December 31 (in millions, except per-share amounts):

                                                       1999                          1998                          1997
                               ----------------------------   ---------------------------   ---------------------------
                                                       PER-                          Per-                          Per-
                                                      SHARE                         Share                         Share
                                 INCOME    SHARES    AMOUNT    Income    Shares    Amount    Income    Shares    Amount
=============================   =======   =======   =======   =======   =======   =======   =======   =======   =======
BASIC EARNINGS PER SHARE
Income from continuing
     operations                 $ 568.4                       $ 324.6                       $ 217.0
Effect of repurchase of
     Trust Preferred Sec.           1.4                            --                            --
Preferred stock dividends          (7.2)                        (16.5)                        (87.8)
                                -------                       -------                       -------

Earnings from continuing
     operations applicable to
     common stock                 562.6   355.4    $   1.58     308.1     350.2   $   .88     129.2     334.3  $    .39
Discontinued operations, net         --                  --      38.4                 .11    (606.6)              (1.82)
Extraordinary loss, net          (107.4)               (.30)       --                  --        --                  --
Cumulative effect of
     changes in accounting
     principles, net              (13.4)               (.04)       --                  --        --                  --
                                -------             -------   -------             -------   -------             -------

Earnings(loss) applicable to
     common stock               $ 441.8             $  1.24   $ 346.5             $   .99   $(477.4)            $ (1.43)
                                =======             =======   =======             =======   =======             =======


DILUTED EARNINGS PER SHARE
Earnings from continuing
     operations applicable to
     common stock               $ 562.6   355.4               $ 308.1     350.2             $ 129.2     334.3
Dilutive effect of exercise
     of options outstanding          --      .1                    --        .4                  --        .6
                                -------  ------               -------    ------             -------   -------

Earnings from continuing
     operations applicable to
     common stock                 562.6   355.5     $  1.58     308.1     350.6   $   .88     129.2     334.9   $   .39
Discontinued operations, net         --                  --      38.4                 .11    (606.6)              (1.82)
Extraordinary loss, net          (107.4)               (.30)       --                  --        --                  --
Cumulative effect of
     changes in accounting
     principles, net              (13.4)               (.04)       --                  --        --                  --
                                 ------             -------   -------             -------   -------             -------

Earnings(loss) applicable to
     common stock               $ 441.8             $  1.24   $ 346.5             $   .99   $(477.4)            $ (1.43)
=============================   =======             =======   =======             =======   =======             =======

     The following items were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the years ended December 31:

                                                             1999                     1998                     1997
========================================       ==================       ==================       ==================
Stock Options
     Number of shares                                         4.6                      1.7                       .5
     Price range                               $    21.25-$29.625       $   24.375-$29.625       $   26.000-$29.625
     Expiration range                              1/14/00-7/8/08          8/20/99-12/1/07          8/21/98-12/1/07
Convertible Preferred Stock  $3.875
     Number of shares                                          --                       --                     33.2
     Dividends paid                            $               --       $               --       $             58.5
Convertible Preferred Stock  $3.00
     Number of shares                                          --                     10.5                     20.0
     Dividends paid                            $               --       $             16.5       $             29.2
----------------------------------------       ------------------       ------------------       ------------------

NOTE 14    RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
--------------------------------------------------------------------------------
Occidental has various defined contribution retirement plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, age level and/or employee contributions. Occidental contributed and expensed $46 million in 1999 and $49 million in 1998 and $53 million in 1997 under the provisions of these plans.

     Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. The benefits generally are funded by Occidental as the benefits are paid during the year. The cost of providing these benefits is based on claims filed and insurance premiums paid for the period. The total benefit costs including the postretirement costs were approximately $67 million in 1999, $75 million in 1998 and $79 million in 1997.

     Pension costs for Occidental's defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.

     The following table sets forth the components of the net periodic benefit costs for Occidental's defined benefit pension and postretirement benefit plans for 1999, 1998 and 1997 (in millions):

                                                                 Pension Benefits       Postretirement Benefits
                                                         ------------------------      ------------------------
For the years ended December 31,                         1999      1998      1997      1999      1998      1997
===================================================      ====      ====      ====      ====      ====      ====

Service cost--benefits earned during the period          $  4      $  5      $  8      $  5      $  5      $  6
Interest cost on benefit obligation                        24        22        25        25        25        27
Expected return on plan assets                            (19)      (17)      (20)       --        --        --
Amortization of net transition obligation                   1         1         1        --        --        --
Amortization of prior service cost                          3         3         3         1         1         1
Recognized actuarial gain                                 (11)       (5)       (4)       (1)       (2)       --
Curtailment(gains) and settlement costs                    (1)        4        (1)       (4)       --        (3)
                                                         ----      ----      ----      ----      ----      ----

Net periodic benefit cost                                $  1      $ 13      $ 12      $ 26      $ 29      $ 31
===================================================      ====      ====      ====      ====      ====      ====

     Occidental recorded adjustments to accumulated other comprehensive income of credits of less than $1 million in both 1999 and 1998, and $17 million in 1997, to reflect the net-of-tax difference between the additional liability required under pension accounting provisions and the corresponding intangible asset.

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

     The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation for Occidental's defined benefit pension and postretirement benefit plans (in millions):

                                                                    Pension Benefits       Postretirement Benefits
                                                             -----------------------       -----------------------
                                                                 1999           1998           1999           1998
======================================================       ========       ========       ========       ========

CHANGES IN BENEFIT OBLIGATION:
Benefit obligation -- beginning of year                      $    241       $    311       $    344       $    337
     Service cost--benefits earned during the period                4              5              5              5
     Interest cost on projected benefit obligation                 24             22             25             25
     Actuarial(gain) loss                                         (22)            14              8             26
     Foreign currency exchange rate changes                       (12)            (4)            --             --
     Benefits paid                                                (19)           (48)           (38)           (35)
     Businesses acquired                                           45(b)          --             32(b)          --
     Divestitures                                                  --            (59)(a)         --            (14)(a)
     Curtailments and settlements                                  --             --             (4)            --
                                                             --------       --------       --------       --------

Benefit obligation -- end of year                            $    261       $    241       $    372       $    344
======================================================       ========       ========       ========       ========

(a)   Primarily relates to Equistar.
(b)   Primarily relates to INDSPEC.

     The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Occidental's defined benefit pension plans (in millions):

                                                                         Pension Benefits
                                                                   ----------------------
                                                                       1999          1998
=============================================================      ========      ========
CHANGES IN PLAN ASSETS:
Fair value of plan assets -- beginning of year                     $    234      $    296
     Actual return on plan assets                                         8            35
     Foreign currency exchange rate changes                              (4)           (1)
     Employer contribution                                                7            21
     Benefits paid                                                      (19)          (48)
     Businesses acquired(sold)                                           28(b)        (69)(a)
                                                                   --------      --------

Fair value of plan assets -- end of year                           $    254      $    234
=============================================================      ========      ========

(a)   Primarily relates to Equistar.
(b)   Primarily relates to INDSPEC.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $60 million, $58 million and $23 million, respectively, as of December 31, 1999 and $60 million, $54 million and $30 million, respectively, as of December 31, 1998.

     The weighted average discount rate used in determining the benefit obligations was 7.75 percent as of December 31, 1999 and 7.0 percent as of December 31, 1998. The weighted average rate of increase in future compensation levels used in determining the benefit obligations was approximately 4.5 percent in 1999 and 5.0 percent in 1998. The expected weighted average long-term rate of return on assets was 9 percent in 1999 and 8 percent in 1998.

     The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates projected at a Consumer Price Index (CPI) increase of 3.0 percent and 2.5 percent as of December 31, 1999 and 1998, respectively (beginning in 1993, participants other than certain union employees pay for all medical cost increases in excess of increases in the
CPI). For certain union employees, the health care cost trend rates were projected at annual rates ranging ratably from 7.5 percent in 1999 to 5.0 percent through the year 2004 and level thereafter. A 1 percent increase or a 1 percent decrease in these assumed health care cost trend rates would result in an increase of $12 million or a reduction of $10 million, respectively, in the postretirement benefit obligation as of December 31, 1999. The annual service and interest costs would not be materially affected by these changes.

     The following table sets forth the funded status and amounts recognized in Occidental's consolidated balance sheets for the defined benefit pension and postretirement benefit plans at December 31, 1999 and 1998 (in millions):


                                                             Pension Benefits     Postretirement Benefits
                                                      -----------------------     -----------------------
Balance at December 31,                                    1999          1998          1999          1998
=================================================     =========     =========     =========     =========
Funded status                                         $      (7)    $      (7)    $    (372)    $    (344)
Unrecognized net transition obligation                        2             4            --            --
Unrecognized prior service cost                               3             5            10             1
Unrecognized net(gain) loss                                  (5)            3           (35)          (45)
                                                      ---------     ---------     ---------     ---------

Net amount recognized                                 $      (7)    $       5     $    (397)    $    (388)
                                                      =========     =========     =========     =========

Prepaid benefit cost                                  $      37     $      34     $      --     $      --
Accrued benefit liability                                   (44)          (31)         (397)         (388)
Intangible asset                                             --             2            --            --
                                                      ---------     ---------     ---------     ---------

Net amount recognized                                 $      (7)    $       5     $    (397)    $    (388)
=================================================     =========     =========     =========     =========

NOTE 15    INVESTMENTS
--------------------------------------------------------------------------------
Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At December 31, 1999, Occidental's equity investments consisted of a 29.5 percent interest in Equistar acquired in May 1998, an investment of approximately 29 percent in the common shares of CanadianOxy and various chemical partnerships and joint ventures. Equity investments paid dividends of $100 million, $69 million and $50 million to Occidental in 1999, 1998 and 1997, respectively. Cumulative undistributed earnings since acquisition, in the amount of $201 million, of 50-percent-or-less-owned companies have been accounted for by Occidental under the equity method. At December 31, 1999 and 1998, Occidental's investment in equity investees exceeded the historical underlying equity in net assets by approximately $155 million and $212 million, respectively, which is being amortized into income over periods not exceeding 40 years. The aggregate market value of the investment in CanadianOxy, based on the quoted market price for CanadianOxy common shares, was $794 million at December 31, 1999, compared with an aggregate book value of $233 million.

     Occidental and its subsidiaries' purchases from certain chemical partnerships, in which it has investments, were $860 million, $350 million and $232 million in 1999, 1998 and 1997, respectively. Occidental and its subsidiaries' sales to certain chemical partnerships, in which it has investments, were $251 million, $266 million and $328 million, in 1999, 1998 and 1997, respectively.

     The following table presents Occidental's proportional interest in the summarized financial information of its equity method investments (in millions):

For the years ended December 31,                               1999         1998         1997
=====================================================      ========     ========     ========
Revenues                                                   $  2,491     $  2,118     $    959
Costs and expenses                                            2,450        2,140          958
                                                           --------     --------     --------

Net income (loss)                                          $     41     $    (22)    $      1
=====================================================      ========     ========     ========


Balance at December 31,                                        1999          1998
=====================================================      ========      ========

Current assets                                             $    680      $    602
Noncurrent assets                                          $  2,890      $  3,075
Current liabilities                                        $    483      $    449
Noncurrent liabilities                                     $  1,632      $  1,679
Stockholders' equity                                       $  1,455      $  1,549
-----------------------------------------------------      --------      --------

     Investments also include certain cost method investments, in which Occidental owns less than 20 percent of the voting stock. At December 31, 1999, these investments consisted primarily of the shares in Clark (see Note 7).


NOTE 16   INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
--------------------------------------------------------------------------------
Effective January 1, 1998, Occidental adopted the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." Occidental has identified two reportable segments through which it conducts its continuing operations: oil and gas and chemical. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The oil and gas segment explores for, develops, produces and markets crude oil and natural gas domestically and internationally. The chemical segment is a highly integrated business that manufactures and markets, domestically and internationally, basic chemicals, specialty chemicals and vinyls. Additionally, it has an investment in a petrochemical partnership.

     Earnings of industry segments and geographic areas exclude interest income, interest expense, environmental remediation expenses, unallocated corporate expenses, discontinued operations, cumulative effect of changes in accounting principles and extraordinary items, but include income from equity investments and gains from dispositions of segment and geographic area assets. Intersegment sales and transfers between geographic areas are made at prices approximating current market values.

     Foreign income and other taxes and certain state taxes are included in segment earnings on the basis of operating results. U.S. federal income taxes are not allocated to segments except for amounts in lieu thereof that represent the tax effect of operating charges resulting from purchase accounting adjustments, which arose from the implementation in 1992 of SFAS No. 109 - "Accounting for Income Taxes", and the tax effects resulting from major, infrequently occurring transactions such as asset sales and legal settlements that relate to segment results. Prior years' segment income has been restated to reflect these tax allocations relating to major transactions.

     Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, short-term investments, certain corporate receivables, an intrastate pipeline, other assets and net assets of discontinued operations.

INDUSTRY SEGMENTS
In millions

                                                                       Oil and Gas        Chemical       Corporate           Total
==================================================================     ===========     ===========     ===========     ===========

YEAR ENDED DECEMBER 31, 1999
     Net sales                                                         $     4,572(a)  $     3,038(b)  $        --     $     7,610
                                                                       ===========     ===========     ===========     ===========

     Pretax operating profit(loss)(c)                                  $     1,835     $       (38)    $      (598)(e) $     1,199
     Income taxes                                                             (574)            (14)            (43)(f)        (631)
     Extraordinary loss, net                                                    --              --            (107)           (107)
     Cumulative effect of changes in accounting principles, net                 --              --             (13)            (13)
                                                                       -----------     -----------     -----------     -----------

     Net income(loss)(d)                                               $     1,261(g)  $       (52)(h) $      (761)(i) $       448
                                                                       ===========     ===========     ===========     ===========

     Investment in unconsolidated subsidiaries                         $       119     $     1,388     $       247     $     1,754
                                                                       ===========     ===========     ===========     ===========

     Property, plant and equipment additions, net(j)                   $       474     $       116     $        11     $       601
                                                                       ===========     ===========     ===========     ===========

     Depreciation, depletion and amortization                          $       577     $       190     $        38     $       805
                                                                       ===========     ===========     ===========     ===========

     Total assets                                                      $     7,271     $     5,346     $     1,508(k)  $    14,125
==================================================================     ===========     ===========     ===========     ===========

YEAR ENDED DECEMBER 31, 1998
     Net sales                                                         $     3,621(a)  $     2,975(l)  $        --     $     6,596
                                                                       ===========     ===========     ===========     ===========

     Pretax operating profit(loss)(c)                                  $       980     $       262     $      (554)(e) $       688
     Income taxes                                                             (390)              4              23(f)         (363)
     Discontinued operations, net                                               --              --              38              38
                                                                       -----------     -----------     -----------     -----------

     Net income(loss)(d)                                               $       590(m)  $       266(n)  $      (493)(o) $       363
                                                                       ===========     ===========     ===========     ===========

     Investment in unconsolidated subsidiaries                         $       120     $     1,586     $       253     $     1,959
                                                                       ===========     ===========     ===========     ===========

     Property, plant and equipment additions, net(j)                   $       751     $       321     $         2     $     1,074
                                                                       ===========     ===========     ===========     ===========

     Depreciation, depletion and amortization                          $       603     $       199     $        33     $       835
                                                                       ===========     ===========     ===========     ===========


     Total assets                                                      $     7,570     $     4,799     $     2,883(k)  $    15,252
==================================================================     ===========     ===========     ===========     ===========

YEAR ENDED DECEMBER 31, 1997
     Net sales                                                         $     3,667(a)  $     4,349(p)  $        --     $     8,016
                                                                       ===========     ===========     ===========     ===========

     Pretax operating profit(loss)(c)                                  $       747     $       551     $      (770)(e) $       528
     Income taxes                                                             (263)            (26)            (22)(f)        (311)
     Discontinued operations, net                                               --              --            (607)           (607)
                                                                       -----------     -----------     -----------     -----------

     Net income(loss)(d)                                               $       484(q)  $       525(r)  $    (1,399)(s) $      (390)
                                                                       ===========     ===========     ===========     ===========

     Investment in unconsolidated subsidiaries                         $       222     $       383     $       316     $       921
                                                                       ===========     ===========     ===========     ===========

     Property, plant and equipment additions, net(j)                   $     1,150     $       396     $         3     $     1,549
                                                                       ===========     ===========     ===========     ===========

     Depreciation, depletion and amortization                          $       528     $       261     $        33     $       822
                                                                       ===========     ===========     ===========     ===========

     Total assets                                                      $     4,789     $     5,486     $     5,016(k)  $    15,291
==================================================================     ===========     ===========     ===========     ===========

See footnotes on following page.

(a) Oil sales represented, approximately 71 percent, 76 percent and 79 percent of net sales for the periods ending December 31, 1999, 1998 and 1997, respectively. Gas sales accounted for the remainder. Additionally, oil and gas trading activities accounted for approximately 43 percent of net sales in 1999, approximately 44 percent of net sales in 1998 and approximately 33 percent in 1997.
(b) Of total product sales, approximately 33 percent were in basic chemicals, 47 percent in vinyls and 21 percent in specialty chemicals prior to intercompany eliminations.
(c) Research and development costs were $20 million in 1999, $18 million in 1998 and $16 million in 1997.
(d) Segment earnings include charges and credits in lieu of U.S. federal income taxes. In 1999, the amounts allocated to the segments were a charge of $228 million and credits of $16 million in oil and gas and chemical, respectively. In 1998, the amounts allocated to the segments were charges of $202 million and credits of $26 million in oil and gas and chemical, respectively. In 1997, the amounts allocated to the segments were credits of $13 million and $26 million in oil and gas and chemical, respectively. 1999 and 1998 reflect allocation of taxes to segments for major, infrequently occurring transactions.
(e) Includes unallocated net interest expense, administration expense, environmental remediation expense, pipeline lease income, pipeline depreciation expense and other items.
(f)  Includes unallocated income taxes.
(g) Includes a net after-tax gain of $488 million related to a litigation settlement with Chevron and $11 million related to the receipt of a contingent payment partially offset by a charge of $9 million for the write-down of various assets, $25 million for claims and settlements, $10 million for the closing of the oil and gas offices in Bakersfield, California and a $29 million, net after-tax charge for the write-down of Occidental's Peru producing assets.
(h) Includes pre-tax charges of $159 million for the write-down of various assets, $28 million for write-downs by Equistar, $9 million for claims and settlements and a gain of $12 million related to the sale of a chemical plant by Equistar.
(i)  Includes a pre-tax gain of $18 million related to an insurance dividend.
(j) Excludes acquisitions of other businesses and formation of OxyVinyls, $976 million in chemical in 1999, $3.5 billion in oil and gas in 1998 and $29 million in chemical in 1997. Includes capitalized interest of $4 million in 1999, $16 million in 1998 and $14 million in 1997.
(k) Includes the net assets of an intrastate pipeline. At December 31, 1998, this amount also includes a note receivable of approximately $1.4 billion. At December 31, 1997, this amount also includes the net assets of discontinued operations of approximately $3.2 billion.
(l) Of total product sales, approximately 39 percent were in basic chemicals, 25 percent in vinyls, 17 percent in petrochemicals and 20 percent in specialty chemicals prior to intercompany eliminations.
(m) Includes net after-tax gains of approximately $317 million from the sale of major nonstrategic oil and gas properties, as part of an asset redeployment program, a pre-tax $30 million charge for the write off of certain exploration projects and a $12 million pre-tax reorganization charge.
(n)  Includes $30 million pre-tax for reorganization and other charges.
(o) Includes an after-tax $38 million benefit which reflects the closing of the sale of MidCon and the finalization of the discontinued operations reserve.
(p) Of total product sales, approximately 32 percent were in basic chemicals, 41 percent in petrochemicals, 20 percent in vinyls and 14 percent in specialty chemicals prior to intercompany eliminations.
(q) Includes pre-tax charges of $210 million for the write-down of various nonstrategic and impaired assets and related costs and other reserves.
(r) Includes pre-tax charges of $94 million related to the write-down of various idled assets.
(s) Includes a pre-tax charge of $75 million for the extinguishment of existing liabilities and open-ended financial commitments under employment agreements with two senior executives, $111 million for environmental accruals, and an after-tax charge of $750 million for the discontinued natural gas transmission business.



GEOGRAPHIC AREAS
In millions

                                                              Net sales(a)        Property, plant and equipment, net
                                      ------------------------------------      ------------------------------------
For the years ended December 31,          1999          1998          1997          1999          1998          1997
================================      ========      ========      ========      ========      ========      ========
     United States                    $  5,847      $  5,244      $  6,245      $  8,504      $  8,162      $  6,711
     Qatar                                 507           426           464           794           790           657
     Yemen                                 254           123           126           222           183           102
     Peru(b)                               110           112           176            17           110           128
     Colombia                              329           142           200            78            89           101
     Oman                                  116            93           142            88           101            94
     Russia                                111            83           124            72            82            77
     Other Foreign                         336           373           539           254           388           720
                                      --------      --------      --------      --------      --------      --------
         Total                        $  7,610      $  6,596      $  8,016      $ 10,029      $  9,905      $  8,590
================================      ========      ========      ========      ========      ========      ========

(a) Sales are shown by individual country based on the location of the entity making the sale.
(b) In December 1999, Occidental entered into an agreement to sell its Peru producing properties to Pluspetrol. The closing is subject to government approval.

NOTE 17   COSTS AND RESULTS OF OIL AND GAS PRODUCING ACTIVITIES
--------------------------------------------------------------------------------
Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization, were as follows (in millions):

                                                                                           Other
                                                                            United       Western       Eastern         Total
                                                                            States    Hemisphere    Hemisphere     Worldwide
====================================================================    ==========    ==========    ==========    ==========

DECEMBER 31, 1999
     Proved properties                                                  $    5,959    $    1,580    $    2,141    $    9,680
     Unproved properties                                                     1,771            25            45         1,841
                                                                        ----------    ----------    ----------    ----------

     TOTAL PROPERTY COSTS(a)                                                 7,730         1,605         2,186        11,521
     Support facilities                                                         23            94            72           189
                                                                        ----------    ----------    ----------    ----------

     TOTAL CAPITALIZED COSTS                                                 7,753         1,699         2,258        11,710
     Accumulated depreciation, depletion and amortization                   (2,813)       (1,500)       (1,006)       (5,319)
                                                                        ----------    ----------    ----------    ----------

NET CAPITALIZED COSTS                                                   $    4,940    $      199    $    1,252    $    6,391
                                                                        ==========    ==========    ==========    ==========

Share of equity investees' net capitalized costs(b)                     $       94    $      337    $       94    $      525
====================================================================    ==========    ==========    ==========    ==========

DECEMBER 31, 1998
     Proved properties                                                  $    5,821    $    1,571    $    2,015    $    9,407
     Unproved properties                                                     1,749             9            58         1,816
                                                                        ----------    ----------    ----------    ----------

     TOTAL PROPERTY COSTS(a)                                                 7,570         1,580         2,073        11,223
     Support facilities                                                         16           141            69           226
                                                                        ----------    ----------    ----------    ----------

     TOTAL CAPITALIZED COSTS                                                 7,586         1,721         2,142        11,449
     Accumulated depreciation, depletion and amortization                   (2,561)       (1,401)         (812)       (4,774)
                                                                        ----------    ----------    ----------    ----------

NET CAPITALIZED COSTS                                                   $    5,025    $      320    $    1,330    $    6,675
                                                                        ==========    ==========    ==========    ==========

Share of equity investees' net capitalized costs(b)                     $       50    $      150    $      112    $      312
====================================================================    ==========    ==========    ==========    ==========

DECEMBER 31, 1997
     Proved properties                                                  $    4,806    $    1,765    $    1,801    $    8,372
     Unproved properties                                                        71            12            80           163
                                                                        ----------    ----------    ----------    ----------

     TOTAL PROPERTY COSTS(a)                                                 4,877         1,777         1,881         8,535
     Support facilities                                                         13           143            60           216
                                                                        ----------    ----------    ----------    ----------

     TOTAL CAPITALIZED COSTS                                                 4,890         1,920         1,941         8,751
     Accumulated depreciation, depletion and amortization                   (2,916)       (1,390)         (685)       (4,991)
                                                                        ----------    ----------    ----------    ----------

NET CAPITALIZED COSTS                                                   $    1,974    $      530    $    1,256    $    3,760
                                                                        ==========    ==========    ==========    ==========

Share of equity investees' net capitalized costs(b)                     $       84    $      432    $      133    $      649
====================================================================    ==========    ==========    ==========    ==========

(a) Includes costs related to leases, exploration costs, lease and well equipment, pipelines and terminals, gas plants and other equipment.
(b)  Excludes amounts applicable to synthetic fuels.

      Costs incurred relating to oil and gas producing activities, whether capitalized or expensed, were as follows (in millions):

                                                                            Other
                                                            United        Western        Eastern          Total
                                                            States     Hemisphere     Hemisphere      Worldwide
===================================================     ==========     ==========     ==========     ==========
DECEMBER 31, 1999
     Acquisition of properties
         Proved                                         $       26     $       --     $       22     $       48
         Unproved                                               16             --              2             18
     Exploration costs                                          66             11             26            103
     Development costs                                         126             12            164            302
                                                        ----------     ----------     ----------     ----------

                                                        $      234     $       23     $      214     $      471
                                                        ==========     ==========     ==========     ==========

Share of equity investees' costs                        $       18     $       39     $       45     $      102
===================================================     ==========     ==========     ==========     ==========

DECEMBER 31, 1998
     Acquisition of properties
         Proved                                         $    1,834     $       --     $       26     $    1,860
         Unproved                                            1,709             --              2          1,711
     Exploration costs                                          32             24             84            140
     Development costs                                         169             35            341            545
                                                        ----------     ----------     ----------     ----------

                                                        $    3,744     $       59     $      453     $    4,256
                                                        ==========     ==========     ==========     ==========

Share of equity investees' costs                        $       46     $       62     $       66     $      174
===================================================     ==========     ==========     ==========     ==========

DECEMBER 31, 1997
     Acquisition of properties
         Proved                                         $       50     $       --     $       50     $      100
         Unproved                                               41             --             --             41
     Exploration costs                                          19             37            122            178
     Development costs                                         270            102            443            815
                                                        ----------     ----------     ----------     ----------

                                                        $      380     $      139     $      615     $    1,134
                                                        ==========     ==========     ==========     ==========

Share of equity investees' costs                        $       35     $      514     $       51     $      600
===================================================     ==========     ==========     ==========     ==========

     The results of operations of Occidental's oil and gas producing activities, which exclude oil and gas trading activities and items such as asset dispositions, corporate overhead and interest, were as follows (in millions):


                                                                                          Other
                                                                         United         Western         Eastern           Total
                                                                         States      Hemisphere(a)   Hemisphere       Worldwide
==============================================================       ==========      ==========      ==========      ==========

FOR THE YEAR ENDED DECEMBER 31, 1999
     Revenues                                                        $    1,011      $      450      $    1,042(b)   $    2,503
     Production costs                                                       218              92             142             452
     Exploration expenses                                                    40               9              26              75
     Other operating expenses                                                49              44              77             170
     Other expense--asset write-downs                                        --              44              --              44
     Depreciation, depletion and amortization                               290(c)           57             207             554
                                                                     ----------       ---------      ----------      ----------
     PRETAX INCOME                                                          414             204             590           1,208
     Income tax expense(d)                                                   34              81             251(b)          366
                                                                     ----------       ---------      ----------      ----------
     RESULTS OF OPERATIONS                                           $      380       $     123      $      339      $      842
                                                                     ==========       =========      ==========      ==========
     Share of equity investees' results of operations(e)             $       (1)      $     (11)     $       33      $       21
==============================================================       ==========       =========      ==========      ==========

FOR THE YEAR ENDED DECEMBER 31, 1998
     Revenues                                                        $      860       $     280      $      818(b)   $    1,958
     Production costs                                                       242             106             168             516
     Exploration expenses                                                    43              26              59             128
     Other operating expenses                                                79              36              98             213
     Other expense--asset write-downs                                        --              --              30              30
     Depreciation, depletion and amortization                               285(c)           68             239             592
                                                                     ----------       ---------      ----------      ----------
     PRETAX INCOME                                                          211              44             224             479
     Income tax expense(d)                                                   --              25             145(b)          170
                                                                     ----------       ---------      ----------      ----------
     RESULTS OF OPERATIONS                                           $      211       $      19      $       79      $      309
                                                                     ==========       =========      ==========      ==========
     Share of equity investees' results of operations(e)             $       --       $     (28)     $       18      $      (10)
==============================================================       ==========       =========      ==========      ==========

FOR THE YEAR ENDED DECEMBER 31, 1997
     Revenues                                                        $      920       $     478      $      969(b)    $   2,367
     Production costs                                                       246             154             172             572
     Exploration expenses                                                    17              19              83             119
     Other operating expenses                                                50              49             105             204
     Other expense--asset write-downs                                       132              --              --             132
     Depreciation, depletion and amortization                               246(c)           85             178             509
                                                                     ----------       ---------      ----------      ----------

     PRETAX INCOME                                                          229             171             431             831
     Income tax expense(d)                                                   46              56             206(b)          308
                                                                     ----------       ---------      ----------      ----------

     RESULTS OF OPERATIONS                                           $      183       $     115      $      225      $      523
                                                                     ==========       =========      ==========      ==========

     Share of equity investees' results of operations(e)             $        8       $      (4)     $       25      $       29
==============================================================       ==========       =========      ==========      ==========


(a) Includes amounts applicable to operating interests in which Occidental receives an agreed-upon fee per barrel of crude oil produced.
(b) Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf.
(c) Includes credits of $8 million in 1999, $12 million in 1998 and $13 million in 1997, under the method of allocating amounts in lieu of taxes.
(d) U.S. federal income taxes reflect expense allocations related to oil and gas activities, including allocated interest and corporate overhead. Foreign income taxes were included in geographic areas on the basis of operating results.
(e) Equity investee results of operations are reflected in the geographic area in which the producing operation is located.

RESULTS PER UNIT OF PRODUCTION (Unaudited)


                                                                                           Other
                                                                          United         Western         Eastern           Total
                                                                          States      Hemisphere      Hemisphere       Worldwide
================================================================      ==========      ==========      ==========      ==========

FOR THE YEAR ENDED DECEMBER 31, 1999
     Revenues from net production
         Oil ($/bbl.)                                                 $    16.56      $    12.84      $    20.32(a)   $    17.06
                                                                      ==========      ==========      ==========      ==========

         Natural gas ($/Mcf)                                          $     2.09      $       --      $     1.17      $     2.02
                                                                      ==========      ==========      ==========      ==========

     Barrel of oil equivalent ($/bbl.)(b,c)                           $    14.24      $    12.84      $    19.66(a)   $    15.74
     Production costs                                                       3.07            2.63            2.68            2.84
     Exploration expenses                                                    .56             .25             .50             .47
     Other operating expenses                                                .69            1.25            1.45            1.07
     Other expense--asset write-downs                                         --            1.25              --             .28
     Depreciation, depletion and amortization                               4.09            1.63            3.90            3.48
                                                                      ----------      ----------      ----------      ----------

     PRETAX INCOME                                                          5.83            5.83           11.13            7.60
     Income tax expense                                                      .48            2.30            4.73(a)         2.30
                                                                      ----------      ----------      ----------      ----------

     RESULTS OF OPERATIONS                                            $     5.35      $     3.53      $     6.40      $     5.30
================================================================      ==========      ==========      ==========      ==========

FOR THE YEAR ENDED DECEMBER 31, 1998
     Revenues from net production
         Oil ($/bbl.)                                                 $    11.79      $     8.48      $    13.43(a)   $    11.65
                                                                      ==========      ==========      ==========      ==========

         Natural gas ($/Mcf)                                          $     2.05      $       --      $     2.03      $     2.04
                                                                      ==========      ==========      ==========      ==========

     Barrel of oil equivalent ($/bbl.)(b,c)                           $    12.11      $     8.48      $    13.41(a)   $    11.87
     Production costs                                                       3.41            3.21            2.75            3.13
     Exploration expenses                                                    .61             .79             .98             .78
     Other operating expenses                                               1.11            1.09            1.61            1.29
     Other expense--asset write-downs                                         --              --             .49             .18
     Depreciation, depletion and amortization                               4.01            2.06            3.91            3.59
                                                                      ----------      ----------      ----------      ----------

     PRETAX INCOME                                                          2.97            1.33            3.67            2.90
     Income tax expense                                                       --             .75            2.37(a)         1.03
                                                                      ----------      ----------      ----------      ----------

     RESULTS OF OPERATIONS                                            $     2.97      $      .58      $     1.30      $     1.87
================================================================      ==========      ==========      ==========      ==========

FOR THE YEAR ENDED DECEMBER 31, 1997
     Revenues from net production
         Oil ($/bbl.)                                                 $    18.72      $    11.88      $    17.21(a)   $    15.37
                                                                      ==========      ==========      ==========      ==========

         Natural gas ($/Mcf)                                          $     2.39      $       --      $     2.40      $     2.39
                                                                      ==========      ==========      ==========      ==========

     Barrel of oil equivalent ($/bbl.)(b,c)                           $    15.59      $    11.57      $    20.45(a)   $    16.02
     Production costs                                                       4.17            3.73            3.63            3.87
     Exploration expenses                                                    .29             .47            1.74             .80
     Other operating expenses                                                .84            1.18            2.22            1.38
     Other expense--asset write-downs                                       2.24              --              --             .89
     Depreciation, depletion and amortization                               4.17            2.07            3.75            3.45
                                                                      ----------      ----------      ----------      ----------

     PRETAX INCOME                                                          3.88            4.12            9.11            5.63
     Income tax expense                                                      .77            1.35            4.36(a)         2.09
                                                                      ----------      ----------      ----------      ----------

     RESULTS OF OPERATIONS                                            $     3.11      $     2.77      $     4.75      $     3.54
================================================================      ==========      ==========      ==========      ==========

(a) Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf; however, oil revenues from net production per barrel, as shown in the "Management's Discussion and Analysis", excludes these taxes.
(b) Natural gas volumes have been converted to equivalent barrels based on energy content of six Mcf of gas to one barrel of oil.
(c) Revenues from net production exclude royalty payments and other adjustments.

NOTE 18   SUBSEQUENT EVENTS
--------------------------------------------------------------------------------
On March 1, 2000, Occidental entered into an agreement to sell its shares of CanadianOxy to CanadianOxy and Ontario Teachers' Pension Plan Board for gross proceeds of approximately $1.2 billion Canadian. Occidental expects the net after-tax proceeds from the sale to be approximately $700 million U.S. Additionally, Occidental expects to transfer its interest in two chemicals partnerships controlled by CanadianOxy to CanadianOxy, and to acquire CanadianOxy's interest in Occidental's oil producing properties in Ecuador. The closing is subject to the approval of CanadianOxy's shareholders and, with respect to the purchase and sale of the assets, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

    On March 7, 2000, Occidental Petroleum Corporation entered into an agreement to acquire all of the common partnership interest in Altura Energy Ltd. ("Altura"), - the largest oil producer in the state of Texas. Altura has proved reserves of approximately 850 million barrels of oil equivalent, which are located in the Permian Basin.

     Occidental will pay approximately $1.2 billion to the sellers, affiliates of BP Amoco plc and Shell Oil Company, to acquire the common limited partnership interest and will control the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership will borrow approximately $2.4 billion, which will be recourse only to the Altura assets. The sellers will retain a preferred limited partnership interest and will be entitled to certain distributions from the partnership. The partnership will loan approximately $2 billion to affiliates of the sellers, evidenced by two notes, which will provide credit support to the partnership. The transaction is valued at approximately $3.6 billion and is expected to close by April 30, 2000.

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                   1999 QUARTERLY FINANCIAL DATA (Unaudited)
                    (In millions, except per-share amounts)


Three months ended                                                       MARCH 31         JUNE 30    SEPTEMBER 30     DECEMBER 31
==================================================================   ============    ============    ============    ============

Divisional net sales
     Oil and gas                                                     $        746    $        944    $      1,265    $      1,617
     Chemical                                                                 598             703             848             889
                                                                     ------------    ------------    ------------    ------------

Net sales                                                            $      1,344    $      1,647    $      2,113    $      2,506
                                                                     ============    ============    ============    ============


Gross profit                                                         $        257    $        367    $        513    $        664
                                                                     ============    ============    ============    ============

Divisional earnings (loss)
     Oil and gas                                                     $         63    $        165    $        279    $        754
     Chemical                                                                   9              29              40            (130)
                                                                     ------------    ------------    ------------    ------------
                                                                               72             194             319             624

Unallocated corporate items
     Interest expense, net                                                   (116)           (123)           (118)           (111)
     Income taxes                                                               3             (27)            (41)             (3)
     Trust preferred distributions                                             (9)            (10)            (11)            (11)
     Other                                                                     (7)            (22)            (23)            (12)
                                                                     ------------    ------------    ------------    ------------

Income(loss) before extraordinary items and effect of changes in
     accounting principles                                                    (57)             12             126             487
Extraordinary loss, net                                                        --              (3)             --            (104)
Cumulative effect of changes in accounting principles, net                    (13)             --              --              --
                                                                     ------------    ------------    ------------    ------------

Net income(loss)                                                     $        (70)   $          9(b) $        126(c) $        383(a)
                                                                     ============    ============    ============    ============

Basic earnings per common share
     Income(loss) before extraordinary items and effect of
         changes in accounting principles                            $       (.17)   $        .03    $        .35    $       1.33
     Extraordinary loss, net                                                   --            (.01)             --            (.29)
     Cumulative effect of changes in accounting principles, net              (.04)             --              --              --
                                                                     ------------    ------------    ------------    ------------

Basic earnings(loss) per common share                                $       (.21)   $        .02    $        .35    $       1.04
                                                                     ============    ============    ============    ============

Diluted earnings per common share
     Income(loss) before extraordinary items and effect of
         changes in accounting principles                            $       (.17)   $        .03    $        .35    $       1.33
     Extraordinary loss, net                                                   --            (.01)             --            (.29)
     Cumulative effect of changes in accounting principles, net              (.04)             --              --              --
                                                                     ------------    ------------    ------------    ------------

Diluted earnings(loss) per common share                              $       (.21)   $        .02    $        .35    $       1.04
                                                                     ============    ============    ============    ============

Dividends per common share                                           $        .25    $        .25    $        .25    $        .25
                                                                     ============    ============    ============    ============

Market price per common share
     High                                                            $     18 1/4    $    22 1/4     $   23 13/16    $   24  3/16
     Low                                                             $     14 3/4    $    18 1/16    $   19          $   19 15/16
=================================================================    ============    ============    ============    ============

(a) Includes net after-tax gains of $488 million for a favorable litigation settlement, and charges of $29 million (after-tax benefits) related to the sale of Occidental's Peru producing assets, and pre-tax charges of $34 million for claims and settlements, $28 million for Occidental's share of asset write-downs in Equistar and asset write-downs of $168 million.
(b)  Includes $12 million gain on the sale of a chemical plant by Equistar.
(c) Includes net pre-tax gains of $11 million related to the receipt of a contingent payment and a $10 million charge for the closing of the oil and gas offices in Bakersfield, California.

]               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                   1998 QUARTERLY FINANCIAL DATA (Unaudited)
                    (In millions, except per-share amounts)


Three months ended                                                    March 31           June 30     September 30       December 31
=============================================================     ============      ============     ============      ============

Divisional net sales
     Oil and gas                                                   $       740      $        739     $      1,030      $      1,112
     Chemical                                                              960               804              631               580
                                                                   -----------      ------------     ------------      ------------

Net sales                                                          $     1,700      $      1,543     $      1,661      $      1,692
                                                                   ===========      ============     ============      ============


Gross profit                                                       $       434      $        343     $        289      $        261
                                                                   ===========      ============     ============      ============

Divisional earnings (loss)
     Oil and gas                                                   $       184      $        266     $        103      $         37
     Chemical                                                              158                60               62               (14)
                                                                   -----------      ------------     ------------      ------------
                                                                           342               326              165                23

Unallocated corporate items
     Interest expense, net                                                (112)             (118)            (106)             (115)
     Income taxes                                                          (78)               (2)               4                62
     Other                                                                 (13)              (20)             (25)               (8)
                                                                   -----------      ------------     ------------      ------------

Income(loss) from continuing operations                                    139               186               38               (38)
Discontinued operations, net                                                38                --               --                --
                                                                   -----------      ------------     ------------      ------------

Net income(loss)(a)                                                $       177(b)   $        186(c)  $         38(d)   $        (38)
                                                                   ===========      ============     ============      ============

Basic earnings per common share
     Income(loss) from continuing operations                       $       .39      $        .51     $        .10      $       (.12)
     Discontinued operations, net                                          .11                --               --                --
                                                                   -----------      ------------     ------------      ------------

Basic earnings(loss) per common share                              $       .50      $        .51     $        .10      $       (.12)
                                                                   ===========      ============     ============      ============

Diluted earnings per common share
     Income(loss) from continuing operations                       $       .38      $        .49     $        .10      $       (.12)
     Discontinued operations, net                                          .11                --               --                --
                                                                   -----------      ------------     ------------      ------------

Diluted earnings(loss) per common share                            $       .49      $        .49     $        .10      $       (.12)
                                                                   ===========      ============     ============      ============

Dividends per common share                                         $       .25      $        .25     $        .25      $        .25
                                                                   ===========      ============     ============      ============

Market price per common share
     High                                                          $    30 7/16     $   30           $    27 3/8       $     22 3/8
     Low                                                           $    24 5/8      $   24 13/16     $    17 9/16      $     16 5/8
==============================================================     ============     ============     =============     ============


(a) Includes net after-tax gains of approximately $57 million, $177 million and $83 million for the first, second and third quarters of 1998, respectively, from the sale of major nonstrategic oil and gas properties, as part of an asset redeployment program.
(b) Includes an after-tax $38 million benefit which reflects the closing of the sale of MidCon and the finalization of the discontinued operations reserve.
(c) Includes $30 million for reorganization and other charges in the chemical division.
(d) Includes a $30 million charge for the write off of certain exploration projects and a $12 million reorganization charge for the oil and gas division.

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

RESERVES

Oil in millions of barrels, natural gas in billions of cubic feet

                                                                                      Other
                                                                   United           Western           Eastern             Total
                                                                   States        Hemisphere        Hemisphere         Worldwide
                                                           --------------    --------------    --------------    --------------
                                                             Oil      Gas      Oil(a)   Gas      Oil      Gas      Oil      Gas
========================================================   =====    =====    =====    =====    =====    =====    =====    =====
PROVED DEVELOPED AND UNDEVELOPED RESERVES

BALANCE AT DECEMBER 31, 1996                                 203    1,744      354       --      340      840      897    2,584
     Revisions of previous estimates                          (1)      23        3       --       14       (2)      16       21
     Improved recovery                                        11       --       --       --        2       --       13       --
     Extensions and discoveries                                6       58       --       --       34       22       40       80
     Purchases of proved reserves                              1       38       --       --       36       10       37       48
     Sales of proved reserves                                 (2)     (10)      --       --       --       (7)      (2)     (17)
     Production                                              (21)    (218)     (41)      --      (39)     (40)    (101)    (258)
--------------------------------------------------------   -----    -----    -----    -----    -----    -----    -----    -----

BALANCE AT DECEMBER 31, 1997                                 197    1,635      316       --      387      823      900    2,458
     Revisions of previous estimates                          (6)      40      (21)      --       (5)      20      (32)      60
     Improved recovery                                        10        6       --       --       49       --       59        6
     Extensions and discoveries                                1       48       --       --       27       81       28      129
     Purchases of proved reserves                            318      710       45       --       35       --      398      710
     Sales of proved reserves                                (46)    (317)    (113)      --      (11)    (641)    (170)    (958)
     Production                                              (29)    (224)     (33)      --      (55)     (32)    (117)    (256)
--------------------------------------------------------   -----    -----    -----    -----    -----    -----    -----    -----

BALANCE AT DECEMBER 31, 1998                                 445    1,898      194       --      427      251    1,066    2,149
     Revisions of previous estimates                           2      111       78       --      (65)      12       15      123
     Improved recovery                                        32       54       --       --        9       --       41       54
     Extensions and discoveries                               31       49       --       --        9       --       40       49
     Purchases of proved reserves                              3       66       --       --        8       --       11       66
     Sales of proved reserves                                (22)    (130)      --       --       (2)    (158)     (24)    (288)
     Production                                              (27)    (242)     (35)      --      (50)     (19)    (112)    (261)
--------------------------------------------------------   -----    -----    -----    -----    -----    -----    -----    -----

BALANCE AT DECEMBER 31, 1999(b)                              464    1,806      237       --      336       86    1,037    1,892
========================================================   =====    =====    =====    =====    =====    =====    =====    =====

PROPORTIONAL INTEREST IN EQUITY INVESTEES' RESERVES

     December 31, 1996                                         5       47       14       77       20       30       39      154
                                                           =====    =====     ====    =====    =====    =====    =====    =====

     December 31, 1997                                         5       45       45      168       27       25       77      238
                                                           =====    =====     ====    =====    =====    =====    =====    =====

     December 31, 1998                                         5       49       44      138       34       --       83      187
                                                           =====    =====     ====    =====    =====    =====    =====    =====

     DECEMBER 31, 1999                                         6       46       45      133       36       --       87      179
========================================================   =====    ====     =====    =====    =====    =====    =====    =====

See footnotes on following page.

Oil in millions of barrels, natural gas in billions of cubic feet

                                                                                       Other
                                                                    United           Western           Eastern             Total
                                                                    States        Hemisphere        Hemisphere         Worldwide
                                                            --------------    --------------    --------------    --------------
                                                              Oil      Gas      Oil(a)   Gas      Oil      Gas      Oil      Gas
========================================================    =====    =====    =====    =====    =====    =====    =====    =====
PROVED DEVELOPED RESERVES

     December 31, 1996                                        153    1,677      260       --      213      205      626    1,882
                                                            =====    =====    =====    =====    =====    =====    =====    =====

     December 31, 1997                                        151    1,571      235       --      251      207      637    1,778
                                                            =====    =====    =====    =====    =====    =====    =====    =====

     December 31, 1998                                        367    1,836      171       --      306      190      844    2,026
                                                            =====    =====    =====    =====    =====    =====    =====    =====

     DECEMBER 31, 1999(b)                                     339    1,670      153       --      245       61      737    1,731
========================================================    =====    =====    =====    =====    =====    =====    =====    =====

PROPORTIONAL INTEREST IN EQUITY INVESTEES' RESERVES

     December 31, 1996                                          4       41       13       69       15       25       32      135
                                                            =====    =====    =====    =====    =====    =====    =====    =====

     December 31, 1997                                          4       31       38      140       21       20       63      191
                                                            =====    =====    =====    =====    =====    =====    =====    =====

     December 31, 1998                                          5       48       35      127       24       --       64      175
                                                            =====    =====    =====    =====    =====    =====    =====    =====

     DECEMBER 31, 1999                                          5       41       36      115       21       --       62      156
========================================================    =====    =====    =====    =====    =====    =====    =====    =====

(a) Portions of these reserves are being produced pursuant to exclusive service contracts.
(b) Includes the reserves of Occidental's producing properties in Peru. In December 1999, Occidental entered into an agreement to sell its Peru producing properties to Pluspetrol. The closing is subject to government approval.


STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices to Occidental's share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 percent discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at each of December 31, 1999, 1998 and 1997. However, such arbitrary assumptions have not necessarily proven to be the case in the past. Other assumptions of equal validity would give rise to substantially different results.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
In millions


                                                                                             Other
                                                                            United         Western         Eastern            Total
                                                                            States      Hemisphere(a)   Hemisphere        Worldwide
==================================================================      ==========      ==========      ==========       ==========
AT DECEMBER 31, 1999
     Future cash flows                                                  $   14,604      $    3,619      $    7,329       $   25,552
     Future costs
         Production costs and other operating expenses                      (3,162)           (754)         (1,879)          (5,795)
         Development costs(b)                                               (1,166)           (185)           (716)          (2,067)
                                                                        ----------      ----------      ----------       ----------

     FUTURE NET CASH FLOWS BEFORE INCOME TAXES                              10,276           2,680           4,734           17,690
     Future income tax expense                                              (2,306)         (1,076)           (345)          (3,727)
                                                                        ----------      ----------      ----------       ----------

     FUTURE NET CASH FLOWS                                                   7,970           1,604           4,389           13,963
     Ten percent discount factor                                            (4,177)           (624)         (1,754)          (6,555)
                                                                        ----------      ----------      ----------       ----------

     STANDARDIZED MEASURE                                                    3,793             980           2,635            7,408
     Share of equity investees' standardized measure                           104             312             344              760
                                                                        ----------      ----------      ----------       ----------

                                                                        $    3,897      $    1,292(c)   $    2,979       $    8,168
==================================================================      ==========      ==========      ==========       ==========

AT DECEMBER 31, 1998
     Future cash flows                                                  $    7,898      $    1,437      $    4,346       $   13,681
     Future costs
         Production costs and other operating expenses                      (3,199)           (908)         (1,788)          (5,895)
         Development costs(b)                                                 (652)            (75)           (718)          (1,445)
                                                                        ----------      ----------      ----------       ----------

     FUTURE NET CASH FLOWS BEFORE INCOME TAXES                               4,047             454           1,840            6,341
     Future income tax expense                                                 (24)           (159)            (54)            (237)
                                                                        ----------      ----------      ----------       ----------

     FUTURE NET CASH FLOWS                                                   4,023             295           1,786            6,104
     Ten percent discount factor                                            (1,900)            (75)           (760)          (2,735)
                                                                        ----------      ----------      ----------       ----------

     STANDARDIZED MEASURE                                                    2,123             220           1,026            3,369
     Share of equity investees' standardized measure                            50             150             112              312
                                                                        ----------      ----------      ----------       ----------

                                                                        $    2,173      $      370      $    1,138       $    3,681
==================================================================      ==========      ==========      ==========       ==========

AT DECEMBER 31, 1997
     Future cash flows                                                  $    7,462      $    3,335      $    7,197       $   17,994
     Future costs
         Production costs and other operating expenses                      (2,863)         (1,661)         (3,172)          (7,696)
         Development costs(b)                                                 (456)           (230)         (1,485)          (2,171)
                                                                        ----------      ----------      ----------       ----------

     FUTURE NET CASH FLOWS BEFORE INCOME TAXES                               4,143           1,444           2,540            8,127
     Future income tax expense                                              (1,246)           (458)           (249)          (1,953)
                                                                        ----------      ----------      ----------       ----------

     FUTURE NET CASH FLOWS                                                   2,897             986           2,291            6,174
     Ten percent discount factor                                            (1,215)           (352)           (917)          (2,484)
                                                                        ----------      ----------      ----------       ----------

     STANDARDIZED MEASURE                                                    1,682             634           1,374            3,690
     Share of equity investees' standardized measure                            89             202             179              470
                                                                        ----------      ----------      ----------       ----------

                                                                        $    1,771      $      836      $    1,553       $    4,160
==================================================================      ==========      ==========      ==========       ==========

(a) Includes amounts applicable to operating interests in which Occidental receives an agreed-upon fee per barrel of crude oil produced.
(b)  Includes dismantlement and abandonment costs.
(c) Includes the expected value to be received from the sale of Occidental's producing properties in Peru. In December 1999, Occidental entered into an agreement to sell its Peru producing properties to Pluspetrol. The closing is subject to government approval.

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS FROM PROVED RESERVE QUANTITIES
In millions

For the years ended December 31,                                                               1999        1998        1997
=======================================================================================     =======     =======     =======
BEGINNING OF YEAR                                                                           $ 3,369     $ 3,690     $ 5,240
                                                                                            -------     -------     -------

     Sales and transfers of oil and gas produced, net of production costs and
        other operating expenses                                                             (1,838)       (925)     (1,561)
     Net change in prices received per barrel, net of production costs and other
        operating expenses                                                                    7,712      (2,661)     (2,071)
     Extensions, discoveries and improved recovery, net of future production
        and development costs                                                                   660         236         379
     Change in estimated future development costs                                              (299)        330        (455)
     Revisions of quantity estimates                                                           (808)        390         132
     Development costs incurred during the period                                               298         535         798
     Accretion of discount                                                                      308         307         498
     Net change in income taxes                                                              (1,694)        881         795
     Purchases and sales of reserves in place, net                                             (150)        625          92
     Changes in production rates and other                                                     (150)        (39)       (157)
                                                                                            -------     -------     -------

NET CHANGE                                                                                    4,039        (321)     (1,550)
                                                                                            -------     -------     -------

END OF YEAR                                                                                 $ 7,408     $ 3,369     $ 3,690
=======================================================================================     =======     =======     =======

     The information set forth below does not include information with respect to operations of equity investees.

     The following table sets forth, for each of the three years in the period ended December 31, 1999, Occidental's approximate average sales prices and average production costs of oil and gas. Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, treating, primary processing, field storage, property taxes and insurance on proved properties, but do not include depreciation, depletion and amortization, royalties, income taxes, interest, general and administrative and other expenses.

AVERAGE SALES PRICES AND AVERAGE PRODUCTION COSTS OF OIL AND GAS

                                                                                             Other
                                                                         United            Western            Eastern
For the years ended December 31,                                         States         Hemisphere(a,b)    Hemisphere(a)
============================================================         ==========         ==========         ==========

1999
     Oil -- Average sales price ($/bbl.)                             $    15.81         $    13.20         $   15.86
     NGL -- Average sales price ($/Mcf)                              $    17.64         $       --         $      --
     Gas -- Average sales price ($/Mcf)                              $     2.09         $       --         $    1.17

     Average oil and gas production cost ($/bbl.)(c)                 $     3.07         $     2.63         $    2.68
------------------------------------------------------------         ----------         ----------         ----------

1998
     Oil -- Average sales price ($/bbl.)                             $    12.06         $     8.78         $   11.12
     NGL -- Average sales price ($/Mcf)                              $    13.14         $       --         $      --
     Gas -- Average sales price ($/Mcf)                              $     2.05         $       --         $    2.03

     Average oil and gas production cost ($/bbl.)(c)                 $     3.41         $     3.21         $    2.75
------------------------------------------------------------         ----------         ----------         ----------

1997
     Oil -- Average sales price ($/bbl.)                             $    18.72         $    11.88         $   17.21
     Gas -- Average sales price ($/Mcf)                              $     2.39         $       --         $    2.40

     Average oil and gas production cost ($/bbl.)(c)                 $     4.17         $     3.73         $    3.63
------------------------------------------------------------         ----------         ----------         ----------


(a) Sales prices include royalties with respect to certain of Occidental's interests.
(b)  Sales prices include fees received under service contracts.
(c) Natural gas volumes have been converted to equivalent barrels based on energy content of six Mcf of gas to one barrel of oil.

     The following table sets forth, for each of the three years in the period ended December 31, 1999, Occidental's net productive and dry-exploratory and development wells drilled.

NET PRODUCTIVE AND DRY-EXPLORATORY AND DEVELOPMENT WELLS DRILLED


                                                                                 Other
                                                                United         Western          Eastern            Total
For the years ended December 31,                                States      Hemisphere       Hemisphere        Worldwide
=====================================================       ==========      ==========       ==========       ==========

1999
     Oil -- Exploratory                                            1.0              --               --              1.0
            Development                                           76.8             5.4            105.1            187.3
     Gas -- Exploratory                                             --              --               .5               .5
            Development                                           13.4              --              4.5             17.9
     Dry -- Exploratory                                            1.9              --               --              1.9
            Development                                           13.3              --              1.1             14.4
-----------------------------------------------------       ----------       ---------       ----------       ----------

1998
     Oil -- Exploratory                                             --             0.2              1.1              1.3
            Development                                          109.7             9.8            114.3            233.8
     Gas -- Exploratory                                             --              --              1.8              1.8
            Development                                           32.4              --              2.3             34.7
     Dry -- Exploratory                                             .5             1.8              5.9              8.2
            Development                                           14.5              --              1.8             16.3
-----------------------------------------------------       ----------        ---------       ----------       ----------

1997
     Oil -- Exploratory                                             --             2.3              1.0              3.3
            Development                                           98.8            15.6             43.6            158.0
     Gas -- Exploratory                                            1.2              --              1.4              2.6
            Development                                           76.0              --              2.1             78.1
     Dry -- Exploratory                                            5.6              --             10.2             15.8
            Development                                           18.1             1.0              1.1             20.2
-----------------------------------------------------       ----------       ---------       ----------       ----------

     The following table sets forth, as of December 31, 1999, Occidental's productive oil and gas wells (both producing wells and wells capable of production). The numbers in parentheses indicate the number of wells with multiple completions.

PRODUCTIVE OIL AND GAS WELLS

                                                                                Other
                                                             United           Western           Eastern             Total
Wells at December 31, 1999                                   States        Hemisphere        Hemisphere         Worldwide
=================================================     =============     =============     =============     =============
Oil -- Gross(a)                                       3,765     (50)    382      (--)     643      (72)     4,790   (122)
       Net(b)                                         3,064     (29)    284      (--)     363      (47)     3,711    (76)
Gas -- Gross(a)                                       2,128     (28)     --      (--)      33       (1)     2,161    (29)
       Net(b)                                         1,762     (10)     --      (--)      13       (1)     1,775    (11)
-------------------------------------------------     -------------     -------------     -------------     -------------

(a) The total number of wells in which interests are owned or which are operated under service contracts.
(b)  The sum of fractional interests.

     The following table sets forth, as of December 31, 1999, Occidental's participation in exploratory and development wells being drilled.

PARTICIPATION IN EXPLORATORY AND DEVELOPMENT WELLS BEING DRILLED

                                                                                   Other
                                                                    United       Western       Eastern         Total
Wells at December 31, 1999                                          States    Hemisphere    Hemisphere     Worldwide
============================================================    ==========    ==========    ==========    ==========
Exploratory and development wells -- Gross                              16            --             4            20
                                     Net                                11            --             2            13
------------------------------------------------------------    ----------    ----------    ----------    ----------


     At December 31, 1999, Occidental was participating in 52 pressure maintenance and waterflood projects in the United States, 3 in Latin America, 17 in the Middle East and 2 in Russia.

     The following table sets forth, as of December 31, 1999, Occidental's holdings of developed and undeveloped oil and gas acreage.

OIL AND GAS ACREAGE

                                                                                   Other
                                                                    United       Western       Eastern         Total
Thousands of acres at December 31, 1999                             States    Hemisphere    Hemisphere     Worldwide
============================================================    ==========    ==========    ==========    ==========

Developed(a)  -- Gross(b)                                            2,458           109        12,605        15,172
                 Net(c)                                              1,365           102         5,963         7,430
------------------------------------------------------------    ----------    ----------    ----------    ----------

Undeveloped(d) --  Gross(b)                                          1,061         6,153        12,055        19,269
                   Net(c)                                              669         4,351         5,823        10,843
------------------------------------------------------------    ----------    ----------    ----------    ----------

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

     The following table sets forth, for each of the three years in the period ended December 31, 1999, Occidental's domestic oil and natural gas production.

OIL AND NATURAL GAS PRODUCTION -- DOMESTIC

                                                        Oil Production            Natural Gas Production
                                          Thousands of barrels per day    Millions of cubic feet per day
                                         -----------------------------    ------------------------------
                                            1999       1998       1997       1999       1998        1997
=====================================    =======    =======    =======    =======    =======     =======
California                                    44         41          1        286        149          --
Gulf of Mexico                                 9         11         12        106        122         138
Kansas                                         2          3          6        115        164         190
Louisiana                                     --          2          5         --         17          39
Mississippi                                   --         --         --         --          1           5
New Mexico                                     2          2          2         35         35          28
Oklahoma                                       1          1          4         43         36          50
Texas                                         12         17         22         77         83         123
Wyoming                                       --         --         --         --          4           9
Other States                                   3          4          5         --          3          14
                                         -------    -------    -------    -------    -------     -------
TOTAL                                         73         81         57        662        614         596
=====================================    =======    =======    =======    =======    =======     =======

     The following table sets forth, for each of the three years in the period ended December 31, 1999, Occidental's international oil and natural gas production.

OIL AND NATURAL GAS PRODUCTION -- INTERNATIONAL

                                                             Oil Production              Natural Gas Production
                                               Thousands of barrels per day      Millions of cubic feet per day
                                            -------------------------------     -------------------------------
                                               1999        1998        1997        1999        1998        1997
=======================================     =======     =======     =======     =======     =======     =======
Bangladesh                                       --          --          --           8          --          --
Colombia                                         43          27          24          --          --          --
Ecuador                                          15          12          15          --          --          --
Netherlands                                      --          --          --          --          50          72
Oman                                             15          17          14          --          --          --
Pakistan                                          5           5           7          44          39          38
Peru                                             38          48          50          --          --          --
Qatar                                            58          75          45          --          --          --
Russia                                           27          29          26          --          --          --
Venezuela                                        --           2          25          --          --          --
Yemen                                            32          25          14          --          --          --
                                            -------     -------     -------     -------     -------     -------

TOTAL                                           233         240         220          52          89         110
=======================================     =======     =======     =======     =======     =======     =======

               OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)


                                                                               Additions
                                                                       --------------------------
                                                       Balance at      Charged to      Charged to                      Balance at
                                                        Beginning       Costs and           Other                          End of
                                                        of Period        Expenses        Accounts      Deductions          Period
=================================================      ==========      ==========      ==========      ==========      ==========
1999
     Allowance for doubtful accounts                   $       23      $        2      $       --      $       (1)     $       24
                                                       ==========      ==========      ==========      ==========      ==========
     Environmental                                     $      578      $       --      $       11      $     (135)(a)  $      454

     Foreign and other taxes, litigation and
       other reserves                                         801             164               1            (109)            857
                                                       ----------      ----------      ----------      ----------      ----------

                                                       $    1,379      $      164      $       12      $     (244)     $    1,311(b)
=================================================      ==========      ==========      ==========      ==========      ==========

1998
     Allowance for doubtful accounts                   $       24      $        4      $       --      $       (5)     $       23
                                                       ==========      ==========      ==========      ==========      ==========
     Environmental                                     $      646      $       --      $        9      $      (77)(a)  $      578

     Foreign and other taxes, litigation and
       other reserves                                         846             187               7            (239)            801
                                                       ----------      ----------      ----------      ----------      ----------

                                                       $    1,492      $      187      $       16      $     (316)     $    1,379(b)
=================================================      ==========      ==========      ==========      ==========      ==========

1997
     Allowance for doubtful accounts                   $       24      $        3      $       --      $       (3)     $       24
                                                       ==========      ==========      ==========      ==========      ==========
     Environmental                                     $      641      $      136      $        6      $     (137)(a)  $      646

     Foreign and other taxes, litigation and
       other reserves                                         879              94              16            (143)(a)         846
                                                       ----------      ----------      ----------      ----------      ----------

                                                       $    1,520      $      230      $       22      $     (280)     $    1,492(b)
=================================================      ==========      ==========      ==========      ==========      ==========

(a)  Primarily represents payments.
(b) Of these amounts, $155 million, $172 million and $170 million in 1999, 1998 and 1997, respectively, is classified as current.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" in Occidental's definitive proxy statement filed in connection with its April 28, 2000, Annual Meeting of Stockholders (the "2000 Proxy Statement"). See also the list of Occidental's executive officers and related information under "Executive Officers of the Registrant" in Part I hereof.

ITEM 11    EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information appearing under the captions "Executive Compensation" (excluding, however, the information appearing under the subcaptions "Report of the Compensation Committee" and "Performance Graphs") and "Election of Directors -- Information Regarding the Board of Directors and Its Committees" in the 2000 Proxy Statement.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information appearing under the caption "Election of Directors --Certain Relations and Related Transactions" in the 2000 Proxy Statement.

PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2). FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

(a) (3). EXHIBITS

      3.(i)     Restated Certificate of Incorporation of Occidental, dated
                November 12, 1999.

      3.(ii)* Bylaws of Occidental, as amended through April 30, 1999 (filed as Exhibit 3.(ii) to the Registration Statement on Form S-8 of
                Occidental, File No. 333-78031.

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

      4.3* Second Amendment dated as of March 15, 1999, amending that certain Credit Agreement dated as of March 20, 1997, among Occidental and the Banks named therein (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1999, File No. 1-9210).

      4.4 Instruments defining the rights of holders of other long-term debt of Occidental and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Occidental and its subsidiaries on a consolidated basis.
                Occidental agrees to furnish a copy of any such instrument to the Commission upon request. All of the Exhibits numbered 10.1 to 10.42 are management contracts and compensatory plans required to be identified specifically as responsive to Item
                601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 14(c) of
                Form 10-K.

      10.1*     Employment Agreement, dated May 14, 1997, between Occidental and
                J. Roger Hirl (filed as Exhibit 10.1 to the Quarterly Report on
                Form 10-Q of Occidental for the quarterly period ended June 30, 1997, File No. 1-9210).

--------
* Incorporated herein by reference

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

      10.7 Employment Agreement, dated April 3, 1998, between Occidental and Donald P. de Brier.

      10.8* Form of Indemnification Agreement between Occidental and each of its directors and certain executive officers (filed as Exhibit B to the Proxy Statement of Occidental for its May 21, 1987,
                Annual Meeting of Stockholders, File No. 1-9210).

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

      10.11* Occidental Petroleum Corporation 1978 Stock Option Plan (as amended and restated effective May 21, 1987) (filed as Exhibit
                28(a) to the Registration Statement on Form S-8 of Occidental,
                File No. 33-14662).

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


--------
* Incorporated herein by reference

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

      10.22* Occidental Petroleum Corporation Deferred Compensation Plan (as amended and restated effective as of January 1, 1999) (filed as
                Exhibit 10.23 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1999, File No.
                1-9210).

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

      10.26*    Amendment to Occidental Petroleum Corporation Senior Executive
                Supplemental Retirement Plan (filed as Exhibit 10.1 to the
                Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1998, File No. 1-9210).

      10.27*    Occidental Petroleum Corporation Senior Executive Survivor
                Benefit Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit
                10.27 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).

      10.28 Occidental Petroleum Corporation 1995 Incentive Stock Plan, as amended.

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

      10.34*    Occidental Petroleum Corporation 1996 Restricted Stock Plan for
                Non-Employee Directors (as amended April 29, 1999) (filed as
                Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).

      10.35*    Form of Incentive Stock Option Agreement under Occidental
                Petroleum Corporation 1996 Restricted Stock Plan for
                Non-Employee Directors (filed as Exhibit 10.2 to the Quarterly
                Report on Form 10-Q of Occidental for the quarterly period ended
                June 30, 1999, File No. 1-9210).

      10.36*    Form of Nonqualified Stock Option Agreement under Occidental
                Petroleum Corporation 1996 Restricted Stock Plan for
                Non-Employee Directors (filed as Exhibit 10.3 to the Quarterly
                Report on Form 10-Q of Occidental for the quarterly period ended
                June 30, 1999, File No. 1-9210).

      10.37*    Form of Restricted Stock Option Assignment under Occidental
                Petroleum Corporation 1996 Restricted Stock Plan for
                Non-Employee Directors (filed as Exhibit 99.2 to the
                Registration Statement on Form S-8 of Occidental, File No.
                333-02901).


--------
* Incorporated herein by reference

      10.38*    Form of Incentive Stock Option Agreement under Occidental
                Petroleum Corporation 1995 Incentive Stock Plan (filed as
                Exhibit 10.2 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed
                January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit 10.1 to the Registration Statement on Form S-8 of
                Occidental, File No. 33-64719 and incorporated by reference as
                Exhibit 10.39 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).

      10.39*    Form of Nonqualified Stock Option Agreement under Occidental
                Petroleum Corporation 1995 Incentive Stock Plan (filed as
                Exhibit 10.3 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed
                January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit 10.2 to the Registration Statement on Form S-8 of
                Occidental, File No. 33-64719 and incorporated by reference as
                Exhibit 10.40 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).

      10.40*    Occidental Petroleum Corporation 1988 Deferred Compensation Plan
                (as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of
                Occidental for the fiscal quarter ended September 30, 1996, File
                No. 1-9210).

      10.41*    Occidental Petroleum Corporation Supplemental Retirement Plan,
                Amended and Restated Effective as of January 1, 1999 (filed as
                Exhibit 10.1 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed
                January 6, 1999, File No. 1-9210).

      10.42*    Form of 1997 Performance Stock Option Agreement under the 1995
                Incentive Stock Plan of Occidental Petroleum Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of
                Occidental for the quarterly period ended June 30, 1997, File
                No. 1-9210).

      10.43 Form of Amendment to 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum
                Corporation.

      10.44*    Master Transaction Agreement, dated May 15, 1998, by and among
                Equistar Chemicals, LP, Occidental, Lyondell Petrochemical
                Company and Millennium Chemicals Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated May 15, 1998
                (date of earliest event reported), filed May 29, 1998, File No.
                1-9210).

      10.45*    Amended and Restated Limited Partnership Agreement of Equistar
                Chemicals, LP, dated May 15, 1998, by and among the partners named therein (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No. 1-9210).

      10.46* Agreement and Plan of Merger and Asset Contribution, dated as of May 15, 1998, by and among Equistar Chemicals, LP, Occidental
                Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc.,
                Oxy Petrochemicals Inc. and PDG Chemical Inc. (filed as Exhibit
                10.3 to the Current Report on Form 8-K of Occidental dated May
                15, 1998 (date of earliest event reported), filed May 29, 1998,
                File No. 1-9210).

      10.47* Amended and Restated Parent Agreement, dated as of May 15, 1998, among Occidental Chemical Corporation, Oxy CH Corporation,
                Occidental, Lyondell Petrochemical Company, Millennium Chemicals
                Inc. and Equistar Chemicals, LP (filed as Exhibit 10.4 to the
                Current Report on Form 8-K of Occidental dated May 15, 1998
                (date of earliest event reported), filed May 29, 1998, File No.
                1-9210).

      12 Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31, 1999.

      21        List of subsidiaries of Occidental at December 31, 1999.

      23        Consent of Independent Public Accountants.

      27        Financial data schedule of Occidental for the fiscal year ended
                December 31, 1999 (included only in the copy of this report filed electronically with the Securities and Exchange
                Commission).


--------
* Incorporated herein by reference

(b) REPORTS ON FORM 8-K

During the fourth quarter of 1999, Occidental filed the following Current Reports on Form 8-K:

     1. Current Report on Form 8-K dated October 19, 1999 (date of earliest event reported), filed on October 20, 1999, for the purpose of reporting, under
Item 5, Occidental's results of operations for the third quarter ended September 30, 1999.

     2. Current Report on Form 8-K dated November 18, 1999 (date of earliest event reported), filed on November 19, 1999, for the purpose of reporting, under
Item 5, a settlement agreement between Occidental's OXY USA subsidiary and Chevron U.S.A. Inc.

     3. Current Report on Form 8-K dated November 30, 1999 (date of earliest event reported), filed on December 1, 1999, for the purpose of reporting, under
Item 5, Occidental's announcement of two debt tender offers.

During the first quarter of 2000 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

     1. Current Report on Form 8-K dated January 25, 2000 (date of earliest event reported), filed on January 26, 2000, for the purpose of reporting, under
Item 5, Occidental's results of operations for the fourth quarter and fiscal year ended December 31, 1999.

     2. Current Report on Form 8-K dated March 1, 2000 (date of earliest event reported), filed on March 2, 2000, for the purpose of reporting, under Item 5, the sale of Occidental's interest in Canadian Occidental Petroleum Ltd.

     3. Current Report on Form 8-K dated March 7, 2000 (date of earliest event reported), filed on March 15, 2000, for the purpose of reporting, under Items 2 and 7, the acquisition by Occidental of all the common partnership interest in Altura Energy Ltd.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OCCIDENTAL PETROLEUM CORPORATION


March 15, 2000                         By:  /s/ RAY R. IRANI
                                            ------------------------------------
                                            Ray R. Irani
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer


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

             SIGNATURE                                    TITLE                            DATE
             ---------                                    -----                            ----
       /s/ RAY R. IRANI                          Chairman of the Board of             March 15, 2000
--------------------------------------              Directors and Chief
           Ray R. Irani                              Executive Officer


    /s/ STEPHEN I. CHAZEN                        Executive Vice President -           March 15, 2000
--------------------------------------              Corporate Development
        Stephen I. Chazen                        and Chief Financial Officer


  /s/ SAMUEL P. DOMINICK, JR.                       Vice President and                March 15, 2000
--------------------------------------               Controller (Chief
      Samuel P. Dominick, Jr.                       Accounting Officer)


     /s/ RONALD W. BURKLE                              Director                       March 15, 2000
--------------------------------------
         Ronald W. Burkle

       /s/ JOHN S. CHALSTY                             Director                       March 15, 2000
--------------------------------------
          John S. Chalsty


    /s/ EDWARD P. DJEREJIAN                            Director                       March 15, 2000
--------------------------------------
        Edward P. Djerejian


       /s/ JOHN E. FEICK                               Director                       March 15, 2000
--------------------------------------
           John E. Feick


       /s/ J. ROGER HIRL                               Director                       March 15, 2000
--------------------------------------
           J. Roger Hirl


       /s/ JOHN W. KLUGE                               Director                       March 15, 2000
--------------------------------------
           John W. Kluge


     /s/ DALE R. LAURANCE                              Director                       March 15, 2000
--------------------------------------
         Dale R. Laurance

             SIGNATURE                                    TITLE                            DATE
             ---------                                    -----                            ----
      /s/ IRVIN W. MALONEY                              Director                      March 15, 2000
--------------------------------------
         Irvin W. Maloney


      /s/ RODOLFO SEGOVIA                               Director                      March 15, 2000
--------------------------------------
          Rodolfo Segovia


      /s/ AZIZ D. SYRIANI                               Director                      March 15, 2000
--------------------------------------
          Aziz D. Syriani


      /s/ ROSEMARY TOMICH                               Director                      March 15, 2000
--------------------------------------
          Rosemary Tomich

                                INDEX TO EXHIBITS

EXHIBITS

    3.(I) Restated Certificate of Incorporation of Occidental, dated November 12, 1999.
    3.(II)*   Bylaws of Occidental, as amended through April 30, 1999 (filed as
              Exhibit 3.(ii) to the Registration Statement on Form S-8 of Occidental, File No. 333-78031.
    4.1* Occidental Petroleum Corporation Credit Agreement, dated as of March 20, 1997 (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1997, File No. 1-9210).
    4.2* First Amendment dated as of August 31, 1998, amending that certain Credit Agreement dated as of March 20, 1997, among Occidental and the Banks named therein (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1998, File No. 1-9210).
    4.3* Second Amendment dated as of March 15, 1999, amending that certain Credit Agreement dated as of March 20, 1997, among Occidental and the Banks named therein (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1999, File No. 1-9210).
    4.4 Instruments defining the rights of holders of other long-term debt of Occidental and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Occidental and its subsidiaries on a consolidated basis. Occidental agrees to furnish a copy of any such instrument to the Commission upon request. All of the Exhibits numbered 10.1 to
              10.42 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 14(c) of Form 10-K.
   10.1*      Employment Agreement, dated May 14, 1997, between Occidental and
              J. Roger Hirl (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1997, File No. 1-9210).
   10.2* Employment Agreement, dated as of September 11, 1997, between Occidental and Dr. Ray R. Irani (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).
   10.3*      Receipt and Acknowledgment, dated September 11, 1997, of Dr. Ray
              R. Irani and Ghada Irani (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).
   10.4* Employment Agreement, dated as of September 11, 1997, between Occidental and Dr. Dale R. Laurance (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).
   10.5*      Receipt and Acknowledgment, dated September 11, 1997, of Dr. Dale
              R. Laurance and Lynda E. Laurance (filed as Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated October 6, 1997 (date of earliest event reported), File No. 1-9210).
   10.6* Employment Agreement, dated as of April 4, 1994, between Occidental and Stephen I. Chazen (filed as Exhibit 10.9 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).
   10.7 Employment Agreement, dated April 3, 1998, between Occidental and Donald P. de Brier.
   10.8* Form of Indemnification Agreement between Occidental and each of its directors and certain executive officers (filed as Exhibit B to the Proxy Statement of Occidental for its May 21, 1987,
              Annual Meeting of Stockholders, File No. 1-9210).
   10.9* Occidental Petroleum Corporation Split Dollar Life Insurance Program and Related Documents (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).
   10.10* Occidental Petroleum Insured Medical Plan, as amended and restated effective April 29, 1994, amending and restating the Occidental Petroleum Corporation Executive Medical Plan (as amended and restated effective April 1, 1993) (filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ending March 31, 1994, File No. 1-9210).
   10.11* Occidental Petroleum Corporation 1978 Stock Option Plan (as amended and restated effective May 21, 1987) (filed as Exhibit 28(a) to the Registration Statement on Form S-8 of Occidental, File No. 33-14662).

---------------------
*Incorporated herein by reference

   10.12* Form of Nonqualified Stock Option Grant under Occidental Petroleum Corporation 1978 Stock Option Plan (filed as Exhibit 10.19 to the Registration Statement on Form 8-B, dated June 26, 1986, of Occidental, File No. 1- 9210).
   10.13* Form of Incentive Stock Option Grant under Occidental Petroleum Corporation 1978 Stock Option Plan (filed as Exhibit 10.20 to the Registration Statement on Form 8-B, dated June 26, 1986, of Occidental, File No. 1- 9210).
   10.14* Occidental Petroleum Corporation 1987 Stock Option Plan, as amended through April 29, 1992 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
   10.15* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit
              10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
   10.16* Form of Nonqualified Stock Option Agreement, with Stock Appreciation Right, under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
   10.17* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit
              10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
   10.18* Form of Incentive Stock Option Agreement, with Stock Appreciation Right, under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
   10.19* Occidental Petroleum Corporation 1977 Executive Long-term Incentive Stock Purchase Plan, as amended through December 10, 1992 (filed as Exhibit 10.20 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File No. 1-9210).
   10.20* Form of award letter utilized under Occidental Petroleum Corporation 1977 Executive Long-term Incentive Stock Purchase Plan (filed as Exhibit 10.21 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1992, File No. 1-9210).
   10.21* Occidental Petroleum Corporation Incentive Compensation Plan, effective as of October 28, 1991 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1991, File No. 1-9210).
   10.22* Occidental Petroleum Corporation Deferred Compensation Plan (as amended and restated effective as of January 1, 1999) (filed as
              Exhibit 10.23 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1999, File No. 1-9210).
   10.23* Occidental Petroleum Corporation Senior Executive Deferred Compensation Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996)(filed as Exhibit 10.24 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
   10.24* Occidental Petroleum Corporation Senior Executive Supplemental Life Insurance Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996)(filed as Exhibit
              10.25 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
   10.25* Occidental Petroleum Corporation Senior Executive Supplemental Retirement Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.26 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
   10.26* Amendment to Occidental Petroleum Corporation Senior Executive Supplemental Retirement Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1998, File No. 1-9210).
   10.27* Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.27 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
   10.28 Occidental Petroleum Corporation 1995 Incentive Stock Plan, as amended.
   10.29* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as
              Exhibit 99.2 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).


-------------------
*Incorporated herein by reference

   10.30* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as
              Exhibit 99.3 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
   10.31* Form of Stock Appreciation Rights Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as
              Exhibit 99.4 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
   10.32* Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.5 to the Registration Statement on Form S-8 of Occidental,
              File No. 33-64719).
   10.33* Form of Performance Stock Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.6 to the Registration Statement on Form S-8 of Occidental,
              File No. 33-64719).
   10.34* Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (as amended April 29, 1999) (filed as
              Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).
   10.35* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).
   10.36* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).
   10.37* Form of Restricted Stock Option Assignment under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 99.2 to the Registration Statement on Form S-8 of Occidental, File No. 333-02901).
   10.38* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
              10.2 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit
              10.1 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.39 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).
   10.39* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
              10.3 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit
              10.2 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).
   10.40* Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended September 30, 1996, File No. 1-9210).
   10.41* Occidental Petroleum Corporation Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 1999 (filed as
              Exhibit 10.1 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210).
   10.42* Form of 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation (filed as
              Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1997, File No. 1-9210).
   10.43 Form of Amendment to 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation.
   10.44* Master Transaction Agreement, dated May 15, 1998, by and among Equistar Chemicals, LP, Occidental, Lyondell Petrochemical Company and Millennium Chemicals Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No. 1-9210).
   10.45* Amended and Restated Limited Partnership Agreement of Equistar Chemicals, LP, dated May 15, 1998, by and among the partners named therein (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No. 1-9210).
   10.46* Agreement and Plan of Merger and Asset Contribution, dated as of May 15, 1998, by and among Equistar Chemicals, LP, Occidental Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc., Oxy Petrochemicals Inc. and PDG Chemical Inc. (filed as
              Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed
              May 29, 1998, File No. 1-9210).

--------------------
*Incorporated herein by reference

   10.47*     Amended and Restated Parent Agreement, dated as of May 15, 1998, among Occidental Chemical Corporation, Oxy CH Corporation,
              Occidental, Lyondell Petrochemical Company, Millennium Chemicals
              Inc. and Equistar Chemicals, LP (filed as Exhibit 10.4 to the
              Current Report on Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No. 1-9210).
   12         Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31,
              1999.
   21         List of subsidiaries of Occidental at December 31, 1999.
   23         Consent of Independent Public Accountants.
   27         Financial data schedule of Occidental for the fiscal year ended
              December 31, 1999 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).





--------------------
* Incorporated herein by reference