Form 10-Q
period 2000-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2000-05-15
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                Yes  [X]   No  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at March 31, 2000
     ---------------------------               -----------------------------
     Common stock $.20 par value                     368,624,676 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                    CONTENTS

                                                                                      PAGE
PART I         FINANCIAL INFORMATION

               Item 1.  Financial Statements

                        Consolidated Condensed Balance Sheets--
                             March 31, 2000 and December 31, 1999                       2

                        Consolidated Condensed Statements of Operations--
                             Three months ended March 31, 2000 and 1999                 4

                        Consolidated Condensed Statements of Cash Flows--
                             Three months ended March 31, 2000 and 1999                 5

                        Notes to Consolidated Condensed Financial Statements            6

               Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                       11

               Item 3.  Quantitative and Qualitative Disclosures About Market Risk     15


PART II        OTHER INFORMATION

               Item 1.  Legal Proceedings                                              16

               Item 4.  Submission of Matters to a Vote of Security-Holders            16

               Item 6.  Exhibits and Reports on Form 8-K                               17

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2000 and DECEMBER 31, 1999
                              (Amounts in millions)

                                                                                            2000            1999
=================================================================================    ===========    ============
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $       128    $        214

     Receivables, net                                                                        745             774

     Inventories                                                                             486             503

     Prepaid expenses and other                                                              188             197
                                                                                     -----------    ------------
         Total current assets                                                              1,547           1,688


LONG-TERM RECEIVABLES, net                                                                   183             168


EQUITY INVESTMENTS                                                                         1,794           1,754


PROPERTY, PLANT AND EQUIPMENT, at cost, net of
     accumulated depreciation, depletion and amortization of $7,856
     at March 31, 2000 and $7,675 at December 31, 1999                                     9,953          10,029


OTHER ASSETS                                                                                 866             486



                                                                                     -----------    ------------
                                                                                     $    14,343    $     14,125
=================================================================================    ===========    ============

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2000 and December 31, 1999
                              (Amounts in millions)

                                                                                           2000             1999
=================================================================================   ===========     ============
LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt and capital lease liabilities             $        16     $          5
     Notes payable                                                                           38               29
     Accounts payable                                                                       706              812
     Accrued liabilities                                                                    894              953
     Domestic and foreign income taxes                                                      192              168
                                                                                    -----------     ------------

         Total current liabilities                                                        1,846            1,967
                                                                                    -----------     ------------

LONG-TERM DEBT, net of current maturities and unamortized discount                        4,513            4,368
                                                                                    -----------     ------------

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred and other domestic and foreign income taxes                                 1,053              995
     Obligation under natural gas delivery commitment                                       380              411
     Other                                                                                2,086            2,123
                                                                                    -----------     ------------
                                                                                          3,519            3,529
                                                                                    -----------     ------------

MINORITY INTEREST                                                                           264              252
                                                                                    -----------     ------------

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF A SUBSIDIARY
     TRUST HOLDING SOLELY SUBORDINATED NOTES OF
     OCCIDENTAL                                                                             479              486
                                                                                    ------------    -------------

STOCKHOLDERS' EQUITY

     Common stock, at par value                                                              74               73
     Additional paid-in capital                                                           3,710            3,787
     Retained earnings (deficit)                                                            (15)            (286)
     Accumulated other comprehensive income                                                 (47)             (51)
                                                                                    -----------     ------------

                                                                                          3,722            3,523
                                                                                    -----------     ------------
                                                                                    $    14,343     $     14,125
=================================================================================   ===========     ============

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                 (Amounts in millions, except per-share amounts)

                                                                                              Three Months Ended
                                                                                                        March 31
                                                                                     ----------------------------
                                                                                            2000            1999
=================================================================================    ===========     ===========
REVENUES

     Net sales

         Oil and gas operations                                                      $     1,527     $       746
         Chemical operations                                                                 981             598
                                                                                     -----------     -----------
                                                                                           2,508           1,344
     Interest, dividends and other income                                                     37              43
     Gains on disposition of assets, net                                                       4               3
     Income (loss) from equity investments                                                    33              (8)
                                                                                     -----------     -----------
                                                                                           2,582           1,382
                                                                                     -----------     -----------
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                                                         1,721           1,087
     Selling, general and administrative and other operating expenses                        154             160
     Exploration expense                                                                       6              16
     Minority interest                                                                        30               9
     Interest and debt expense, net                                                          104             126
                                                                                     -----------     -----------
                                                                                           2,015           1,398
                                                                                     -----------     -----------
Income (loss) before taxes                                                                   567             (16)
Provision for domestic and foreign income and other taxes                                    296              41
                                                                                     -----------     -----------
Income (loss) before effect of changes in accounting principles                              271             (57)
Cumulative effect of changes in accounting principles, net                                    --             (13)
                                                                                     -----------     -----------
NET INCOME (LOSS)                                                                            271             (70)
Preferred dividends                                                                           --              (4)
Effect of repurchase of Trust Preferred Securities                                             1              --
                                                                                     -----------     -----------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                                           $       272     $       (74)
                                                                                     ===========     ===========

BASIC EARNINGS PER COMMON SHARE
     Income (loss) before effect of changes in accounting principles                 $       .74     $      (.17)
     Cumulative effect of changes in accounting principles, net                               --            (.04)
                                                                                     -----------     -----------
Basic earnings (loss) per common share                                               $       .74     $      (.21)
                                                                                     ===========     ===========

DILUTED EARNINGS PER COMMON SHARE
     Income (loss) before effect of changes in accounting principles                 $       .74     $      (.17)
     Cumulative effect of changes in accounting principles, net                               --            (.04)
                                                                                     -----------     -----------
Diluted earnings (loss) per common share                                             $       .74     $      (.21)
                                                                                     ===========     ===========

DIVIDENDS PER COMMON SHARE                                                           $       .25     $       .25
                                                                                     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                 368.1           347.8
=================================================================================    ===========     ===========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                              (Amounts in millions)

                                                                                                 2000         1999
=========================================================================================   =========    =========
CASH FLOW FROM OPERATING ACTIVITIES
     Net income (loss) before effect of changes in accounting principles                    $     271    $     (57)
     Adjustments to reconcile income to net cash provided by operating activities:
         Depreciation, depletion and amortization of assets                                       185          197
         Deferred income tax provision                                                             67           23
         Other noncash charges (credits) to income                                                 19           (6)
         Gains on disposition of assets, net                                                       (4)          (3)
         (Income) loss from equity investments                                                    (33)           8
         Exploration expense                                                                        6           16
     Changes in operating assets and liabilities                                                 (116)         (62)
     Other operating, net                                                                         (47)         (41)
                                                                                            ---------    ---------
         Net cash provided by operating activities                                                348           75
                                                                                            ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                        (122)        (132)
     Sale of businesses and disposal of property, plant and equipment, net                         23            2
     Collection of note receivable                                                                 --        1,395
     Purchase of businesses, net (including deposits)                                            (375)         (13)
     Other investing, net                                                                         (13)          47
                                                                                            ---------    ---------
         Net cash provided (used) by investing activities                                        (487)       1,299
                                                                                            ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                                  --          792
     Net proceeds from (payments on) commercial paper and revolving credit
        agreements                                                                                156       (2,107)
     Proceeds from issuance of trust preferred securities                                          --          508
     Repurchase of trust preferred securities                                                      (6)          --
     Purchases for gas delivery commitment                                                        (28)          --
     Payments on long-term debt and capital lease liabilities                                      (1)          (5)
     Proceeds from issuance of common stock                                                        16            6
     Proceeds (payments) of notes payable                                                           9           (3)
     Cash dividends paid                                                                          (92)         (91)
     Other financing, net                                                                          (1)           1
                                                                                            ---------    ---------
         Net cash provided (used) by financing activities                                          53         (899)
                                                                                            ---------    ---------

Increase (decrease) in cash and cash equivalents                                                  (86)         475

Cash and cash equivalents--beginning of period                                                    214           96
                                                                                            ---------    ---------

Cash and cash equivalents--end of period                                                    $     128    $     571
=========================================================================================   =========    =========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2000

1.   General

     The accompanying unaudited consolidated condensed financial statements have been prepared by Occidental Petroleum Corporation (Occidental) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental's Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K).

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of March 31, 2000, and the consolidated results of operations and cash flows for the three months then ended. The results of operations and cash flows for the period ended March 31, 2000, are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 2000 presentation.

     Reference is made to Note 1 to the consolidated financial statements in the 1999 Form 10-K for a summary of significant accounting policies.

2.   Comprehensive Income

     The following table presents Occidental's comprehensive income items (in millions):

     Three Months Ended March 31,                               2000         1999
     ===================================================   =========    =========
     Net income (loss)                                     $     271    $     (70)
     Other comprehensive income items
          Foreign currency translation adjustments                 4           (8)
                                                           ---------    ---------
     Other comprehensive income, net of tax                        4           (8)
                                                           ---------    ---------
     Comprehensive income (loss)                           $     275    $     (78)
                                                           =========    =========

3.   Asset Acquisitions and Dispositions

     Reference is made to Note 3 to the consolidated financial statements in the 1999 Form 10-K for a description of asset acquisitions and dispositions.

     In December 1999, Occidental entered into an agreement to sell its producing properties in Peru to Pluspetrol. The transaction, which was subject to governmental approval, closed on May 8, 2000. In connection with this transaction, Occidental recorded an after-tax charge of approximately $29 million in December 1999 to write-down the properties to their fair values.

4.   Supplemental Cash Flow Information

     Cash payments during the three months ended March 31, 2000 and 1999 included federal, foreign and state income taxes of approximately $109 million and $25 million, respectively. Interest paid (net of interest capitalized) totaled approximately $96 million and $90 million for the three months ended March 31, 2000 and 1999, respectively.

5.   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $58 million and $162 million at March 31, 2000, and December 31, 1999, respectively.

6.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

                     Balance at                      March 31, 2000         December 31, 1999
                     ========================     ====================    =====================
                     Raw materials                     $     80                 $     60
                     Materials and supplies                 134                      167
                     Work in process                          8                        7
                     Finished goods                         262                      294
                                                       --------                 --------
                                                            484                      528
                     LIFO adjustment                          2                      (25)
                                                       --------                 --------
                     Total                             $    486                 $    503
                                                       ========                 ========

7.   Property, Plant and Equipment

     Reference is made to the consolidated balance sheets and Note 1 thereto in the 1999 Form 10-K for a description of investments in property, plant and equipment.

8.   Trust Preferred Securities

     Reference is made to Note 12 to the consolidated financial statements in the 1999 Form 10-K for a description of the Trust Preferred Securities. The Trust Preferred Securities balances reflected in the consolidated financial statements at March 31, 2000, and December 31, 1999, are net of issue costs and also reflect amortization of a portion of the issue costs, and the repurchase during 2000 and 1999 of 298,373 shares and 937,436 shares with liquidation values of $7.5 million and $23.4 million, respectively.

9.   Retirement Plans and Postretirement Benefits

     Reference is made to Note 14 to the consolidated financial statements in the 1999 Form 10-K for a description of the retirement plans and postretirement benefits of Occidental and its subsidiaries.

10.  Lawsuits, Claims, Commitments, Contingencies and Related Matters

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

     Reference is made to Note 9 to the consolidated financial statements in the 1999 Form 10-K for information concerning Occidental's long-term purchase obligations for certain products and services.

11.  Income Taxes

     The provision for taxes based on income for the 2000 and 1999 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income.

     At December 31, 1999, Occidental had, for U.S. federal income tax return purposes, an alternative minimum tax credit carryforward of $60 million available to reduce future income taxes. The alternative minimum tax credit carryforward does not expire.

12.  Investments

     Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At March 31, 2000, Occidental's equity investments consisted primarily of a 29.5 percent interest in Equistar acquired in May 1998, an investment of 29.2 percent in the common shares of Canadian Occidental Petroleum Ltd. (CanOxy) and various chemical partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                Three Months Ended March 31,                     2000          1999
                ==================================        ===========   ===========
                Revenues                                  $       689   $       504
                Costs and expenses                                656           512
                                                          -----------   -----------
                Net income (loss)                         $        33   $        (8)
                                                          ===========   ===========

13.  Industry Segments

     The following table presents Occidental's interim industry segment disclosures (in millions):

                                                       Oil and Gas         Chemical           Corporate            Total
================================================      =============      =============      =============      =============
Quarter ended March 31, 2000
    Net sales                                         $       1,527      $         981      $          --      $       2,508
                                                      =============      =============      =============      =============
    Pretax operating profit (loss)                    $         542      $         149      $        (124)(a)  $         567
    Income taxes                                               (148)                (6)              (142)(b)           (296)
                                                      -------------      -------------      -------------      -------------
    Net income (loss)                                 $         394      $         143      $        (266)     $         271
================================================      =============      =============      =============      =============
Quarter ended March 31, 1999
    Net sales                                         $         746      $         598      $          --      $       1,344
                                                      =============      =============      =============      =============
    Pretax operating profit (loss)                    $         113      $          14      $        (143)(a)  $         (16)
    Income taxes                                                (48)                (2)                 9 (b)            (41)
    Cumulative effect of changes in
       accounting principles, net                                --                 --                (13)               (13)
                                                      -------------      -------------      -------------      -------------
    Net income (loss)                                 $          65      $          12      $        (147)     $         (70)
================================================      =============      =============      =============      =============

(a) Includes unallocated net interest expense, administration expense and other items.
(b)  Includes unallocated income taxes.

14.  Subsequent Events

     On April 18, 2000, Occidental completed the sale of its 29.2 percent stake in CanOxy for gross proceeds of approximately $1.2 billion Canadian, following approval of the sale by CanOxy stockholders. Of Occidental's 40.2 million shares of CanOxy, 20.2 million were sold to the Ontario Teachers Pension Plan Board and 20 million to CanOxy. In addition, Occidental and CanOxy exchanged their respective 15 percent interests in joint businesses of approximately equal value, resulting in Occidental owning 100 percent of an oil and gas operation in Ecuador and CanOxy owning 100 percent of a sodium chlorate operation in Canada and Louisiana.

     On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura, the largest oil producer in Texas. Occidental, through its subsidiaries, paid approximately $1.2 billion to the sellers, affiliates of BP Amoco plc and Shell Oil Company, to acquire the common limited partnership interest and control of the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership borrowed approximately $2.4 billion, which has recourse only to the Altura assets. The partnership also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and are entitled to certain distributions from the partnership. The acquisition is valued at approximately $3.6 billion.

     On April 24, 2000, Occidental completed the acquisition of ARCO Long Beach Inc., owner of the Long Beach Unit's operating contractor, THUMS, for approximately $57 million.

     On April 25, 2000, Occidental announced that it will call for redemption on June 1, 2000, all of its outstanding 11-1/8% Senior Debentures due June 1, 2019, at a redemption price of 100% of the principal amount thereof. The outstanding aggregate principal amount is $75 million; the Debentures were issued on May 15, 1989.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Occidental Petroleum Corporation (Occidental) reported net income for the first quarter of 2000 of $271 million, on net sales of $2.5 billion, compared with a net loss of $70 million, on net sales of $1.3 billion, for the same period of 1999. Basic earnings per common share were income of $.74 for the first quarter of 2000, compared with a loss of $.21 for the same period of 1999.

Earnings before special items were $264 million for the first quarter of 2000, compared with a loss before special items of $68 million for the first quarter of 1999. The first quarter of 1999 included an after-tax charge of $13 million, reflecting the cumulative effect of adopting accounting principles changes mandated by the American Institute of Certified Public Accountants and the Emerging Issues Task Force of the Financial Accounting Standards Board.

The increase in net sales in the first quarter of 2000, compared with the same period in 1999, primarily reflected higher oil and gas prices and higher prices and sales volume for most of Occidental's chemical products. Minority interest includes distributions on the Trust Originated Preferred Securities (Trust Preferred Securities) and the minority interest in the net income of subsidiaries and partnerships. The income from equity investments for the three months ended March 31, 2000 compared with losses from equity investments for the same period in 1999, was the result of higher worldwide crude oil prices and improved export prices for vinyl chloride monomer (VCM). The provision for income taxes increased to $296 million for the first quarter of 2000, compared with $41 million for the same period in 1999, primarily due to higher earnings in 2000.

The following table sets forth the sales and earnings of each industry segment and corporate items (in millions):

                                                                                        First Quarter
                                                                           --------------------------
                                                                                 2000            1999
                                                                           ==========      ==========
  DIVISIONAL NET SALES

       Oil and gas                                                         $    1,527      $      746
       Chemical                                                                   981             598
                                                                           ----------      ----------

  NET SALES                                                                $    2,508      $    1,344
                                                                           ==========      ==========
  DIVISIONAL EARNINGS

       Oil and gas                                                         $      394      $       65
       Chemical                                                                   143              12
                                                                           ----------      ----------
                                                                                  537              77
  UNALLOCATED CORPORATE ITEMS

       Interest expense, net                                                      (99)           (116)
       Income taxes, administration and other                                    (167)            (18)
                                                                           ----------      ----------
  INCOME (LOSS) BEFORE EFFECT OF CHANGES IN

  ACCOUNTING PRINCIPLES                                                           271             (57)

       Cumulative effect of changes in
          accounting principles, net                                               --             (13)
                                                                           ----------      ----------

  NET INCOME (LOSS)                                                        $      271      $      (70)
                                                                           ==========      ==========

Oil and gas earnings for the first quarter of 2000 were $394 million, compared with $65 million for the same period of 1999. Higher worldwide crude oil and natural gas prices contributed to an increase in quarterly earnings for oil and gas. Operating and overhead costs were also lower in 2000. However, lower production volumes, mainly resulting from the pending agreement to sell producing assets in Peru, partially offset the overall improvement in earnings from the prior year.

Chemical earnings for the first quarter of 2000 were $143 million, compared with $12 million for the same period of 1999. The increased earnings in 2000 resulted primarily from higher prices and higher sales volume for VCM, ethylene dichloride (EDC), polyvinyl chloride (PVC) resins and chlorine. Partially offsetting these increases were higher raw material costs.

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first quarter of 2000 and 1999, divisional earnings benefited by $5 million and $6 million, respectively, from credits allocated. This included credits of $1 million and $4 million at oil and gas and chemical, respectively, in the first quarter of 2000 and $2 million and $4 million at oil and gas and chemical, respectively, for the first quarter of 1999.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $348 million for the first quarter of 2000, compared with $75 million for the same period of 1999. The 2000 amount is primarily attributed to higher net income before special items. The improved earnings reflected the impact of higher oil and gas and chemical prices. Changes in operating assets and liabilities reflected higher net working capital usage in 2000 compared with 1999.

Occidental's net cash used by investing activities was $487 million for the first quarter of 2000, compared with net cash provided of $1.299 billion for the same period of 1999. The 2000 amount included a $375 million deposit for the acquisition of the Altura Energy Ltd. Partnership (Altura) described below, which was recorded in other assets. The 1999 amount included the proceeds from a $1.4 billion note receivable received in connection with the sale of MidCon, Occidental's natural gas pipeline subsidiary.

Financing activities provided net cash of $53 million in the first quarter of 2000, compared with cash used of $899 million for the same period of 1999. The 1999 amount reflected the use of the proceeds from the $1.4 billion note receivable to repay approximately $1.3 billion in debt and for the payment of dividends of $91 million. The 1999 amount also reflected net proceeds of $508 million from the issuance of the Trust Preferred Securities.

On April 24, 2000, Occidental completed the acquisition of ARCO Long Beach Inc., owner of the Long Beach Unit's operating contractor, THUMS, for approximately $57 million. The acquisition adds approximately 95 million barrels of net oil reserves and approximately 27,000 barrels per day of net oil production to Occidental's growing California operations.

On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura, the largest oil producer in Texas. Occidental, through its subsidiaries, paid approximately $1.2 billion to the sellers, affiliates of BP Amoco plc and Shell Oil Company, to acquire the common limited partnership interest and control of the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership borrowed approximately $2.4 billion, which has recourse only to the Altura assets. The partnership also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and are entitled to certain distributions from the partnership. As a result of the acquisition, which is valued at approximately $3.6 billion, Occidental's worldwide oil and gas production is expected to increase by approximately 135,000 barrels per day of oil equivalent and Occidental's worldwide production is expected to increase by 13 percent to an average of approximately 480,000 barrels of oil equivalent per day this year versus 425,000 barrels per day in 1999. Proved reserves at Altura were 850 million barrels of oil equivalent at December 31, 1999. This acquisition will bring Occidental's proved reserves to approximately 2.2 billion barrels of oil equivalent.

On April 18, 2000, Occidental completed the sale of its 29.2 percent stake in Canadian Occidental Petroleum Ltd. (CanOxy) for gross proceeds of approximately $1.2 billion Canadian, following approval of the sale by CanOxy stockholders. Of Occidental's 40.2 million shares of CanOxy, 20.2 million were sold to the Ontario Teachers Pension Plan Board and 20 million to CanOxy. In addition, Occidental and CanOxy exchanged their respective 15 percent interests in joint businesses of approximately equal value, resulting in Occidental owning 100 percent of an oil and gas operation in Ecuador and CanOxy owning 100 percent of a sodium chlorate operation in Canada and Louisiana. Approximately $750 million of combined after-tax proceeds from the CanOxy disposition and the disposition of the Peru producing operations was applied to the acquisition of the Altura and THUMS properties.

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

In December 1999, Occidental entered into an agreement to sell its producing properties in Peru to Pluspetrol. The transaction, which was subject to governmental approval, closed on May 8, 2000. In connection with this transaction, Occidental recorded an after-tax charge of approximately $29 million in December 1999 to write-down the properties to their fair values.

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

Effective April 30, 1999, Occidental and The Geon Company (Geon) formed two partnerships. Occidental has a 76 percent interest in the PVC commodity resin partnership, OxyVinyls, LP (OxyVinyls), which is larger of the partnerships, and a 10 percent interest in a PVC powder compounding partnership. OxyVinyls also has entered into long-term agreements to supply PVC resin to Geon and VCM to Occidental and Geon. In addition, as part of the transaction, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to Geon.

On April 25, 2000, Occidental announced that it will call for redemption on June 1, 2000, all of its outstanding 11-1/8% Senior Debentures due June 1, 2019, at a redemption price of 100% of the principal amount thereof. The outstanding aggregate principal amount is $75 million; the Debentures were issued on May 15, 1989.

In February 1999, Occidental issued $450 million of 7.65 percent senior notes due 2006 and $350 million of 8.45 percent senior notes due 2029 for net proceeds of approximately $792 million.

In January 1999, a subsidiary of Occidental issued $525 million of 8.16 percent Trust Preferred Securities due in 2039, for net proceeds of $508 million. The net proceeds were used to repay commercial paper. The Trust Preferred Securities balances reflected in the consolidated financial statements at March 31, 2000 and December 31, 1999 are net of issue costs and also reflect amortization of a portion of the issue costs, and the repurchase during 2000 and 1999 of 298,373 shares and 937,436 shares with liquidation values of $7.5 million and $23.4 million, respectively.

Occidental expects to have sufficient cash in 2000 for its operating needs, capital expenditure requirements, dividend payments and debt repayments. Occidental currently expects to spend $950 million on its capital spending program in 2000. Available but unused lines of committed bank credit totaled approximately $2.0 billion at March 31, 2000, compared with $2.1 billion at December 31, 1999. Subsequent to March 31, Occidental borrowed substantial amounts to fund the Altura acquisition partially offset by proceeds from asset dispositions.

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

Costs for Y2K efforts were not accumulated separately and much of the cost was accounted for as part of normal operations. Overall, the costs were approximately $29 million. The costs did not have a significant effect on Occidental's consolidated financial position or results of operations.

Contingency plans that addressed a reasonably likely worst case scenario were put in place. These plans also addressed and analyzed the resources necessary to restore operations in the event an interruption occurred. No interruptions caused by third parties occurred.

Because of these company-wide efforts, Occidental believes it took appropriate actions to minimize the risk associated with Y2K to its operations and financial condition. Occidental's operations moved into the year 2000 without interruption and the Y2K program was considered a success.

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

As of March 31, 2000, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 125 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement). The 125 sites include 34 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability. Of the remaining 91 sites, Occidental has denied involvement at 10 sites and has yet to determine involvement in 20 sites. With respect to the remaining 61 of these sites, Occidental is in various stages of evaluation, and the extent of liability retained by Maxus Energy Corporation is disputed at 2 of these sites. For 54 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 54 sites include 11 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect and the timing of remediation and cost-sharing arrangements. For the remaining 7 of the 61 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the information provided under Item 305 of Regulation S-X included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) - Derivative Activities" in Occidental's 1999 Annual Report on Form 10-K for the period ended March 31, 2000.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Note 10 to the consolidated condensed financial statements in
Part I hereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Occidental's 2000 Annual Meeting of Stockholders (the Annual Meeting) was held on April 28, 2000. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

     1. The eleven nominees proposed by the Board of Directors were elected as directors by the following votes:

                       Name                             For                        Withheld
          -------------------------------      -----------------------      -----------------------
              Dr. Ray R. Irani                      319,272,792                   6,838,953
              Dr. Dale R. Laurance                  319,831,619                   6,280,126
              Ronald W. Burkle                      319,590,655                   6,521,090
              John S. Chalsty                       318,463,798                   7,647,947
              Edward P. Djerejian                   321,291,537                   4,820,208
              John E. Feick                         321,388,874                   4,722,871
              J. Roger Hirl                         319,806,221                   6,305,524
              Irvin W. Maloney                      319,430,529                   6,681,216
              Rodolfo Segovia                       321,338,167                   4,773,578
              Aziz D. Syriani                       319,889,761                   6,221,984
              Rosemary Tomich                       318,079,108                   8,032,637

     2. A proposal to ratify the selection of Arthur Andersen LLP as Occidental's independent public accountants for 2000 was approved by a vote of 323,088,056 for versus 1,552,414 against. There were 1,471,273 abstentions and 2 broker non-votes.

     3. A proposal to amend Occidental's 1996 Restricted Stock Plan for Non-Employee Directors (the Plan) to increase, among other things, the number of shares of Common Stock available for issuance under the Plan was approved by a vote of 306,833,212 for versus 16,762,430 against. There were 2,516,097 abstentions and 6 broker non-votes.

     4. A stockholder proposal to maximize value by selling Occidental was defeated by a vote of 19,005,552 for versus 247,840,546 against. There were 10,226,544 abstentions and 49,039,103 broker non-votes.

     5. A stockholder proposal to have prepared and distribute a risk analysis was defeated by a vote of 15,686,039 for versus 238,272,189 against. There were 23,115,714 abstentions and 49,037,803 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          4.1 Credit Agreement, dated as of April 19, 2000, among Occidental Permian Ltd., Chase Securities Inc., as Arranger, Bank of America, N.A., as Syndication Agent, Morgan Guaranty Trust Company of New York and UBS AG, as Documentation Agents, and The Chase Manhattan Bank, as Administrative Agent.

          10.1 Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (as amended April 28, 2000).

          11 Statement regarding the computation of earnings per share for the three months ended March 31, 2000 and 1999.

          12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2000 and 1999 and the five years ended December 31, 1999.

          27 Financial data schedule for the three month period ended March 31, 2000 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).

     (b)  Reports on Form 8-K

          During the quarter ended March 31, 2000, Occidental filed the following Current Reports on Form 8-K:

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

          From March 31, 2000 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

          1. Current Report on Form 8-K dated April 19, 2000 (date of earliest event reported), filed on April 2, 2000, for the purpose of reporting, under Item 5, Occidental's results of operations for the first quarter ended March 31, 2000.

          2. Current Report on Form 8-K dated March 15, 2000 (date of earliest event reported), filed on May 12, 2000, for the purpose of reporting, under Item 7, certain financial statements and pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OCCIDENTAL PETROLEUM CORPORATION







DATE: May 15, 2000                      S. P. Dominick, Jr.
                                        ----------------------------------------
                                        S. P. Dominick, Jr., Vice President and
                                        Controller (Chief Accounting and Duly
                                        Authorized Officer)

                                  EXHIBIT INDEX

EXHIBITS
--------

     4.1 Credit Agreement, dated as of April 19, 2000, among Occidental Permian Ltd., Chase Securities Inc., as Arranger, Bank of America, N.A., as Syndication Agent, Morgan Guaranty Trust Company of New York and UBS AG, as Documentation Agents, and The Chase Manhattan Bank, as Administrative Agent.

    10.1 Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (as amended April 28, 2000).

     11 Statement regarding the computation of earnings per share for the three months ended March 31, 2000 and 1999.

     12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2000 and 1999 and the five years ended December 31, 1999.

     27 Financial data schedule for the three month period ended March 31, 2000 (included only in the copy of this report filed electronically with the Securities and Exchange Commission).