Form 10-Q
period 2000-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2000-08-10
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                Yes  [X]   No  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at June 30, 2000
   ---------------------------                 ----------------------------
   Common stock $.20 par value                      368,879,875 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                    CONTENTS

                                                                                      PAGE
PART I         FINANCIAL INFORMATION

               Item 1.  Financial Statements

                        Consolidated Condensed Balance Sheets--
                             June 30, 2000 and December 31, 1999                        2

                        Consolidated Condensed Statements of Operations--
                             Three and six months ended June 30, 2000 and 1999          4

                        Consolidated Condensed Statements of Cash Flows--
                             Six months ended June 30, 2000 and 1999                    5

                        Notes to Consolidated Condensed Financial Statements            6

               Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                       11

               Item 3.  Quantitative and Qualitative Disclosures About Market Risk     17


PART II        OTHER INFORMATION

               Item 1.  Legal Proceedings                                              18

               Item 6.  Exhibits and Reports on Form 8-K                               18

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2000 and DECEMBER 31, 1999
                              (Amounts in millions)

                                                                                             2000            1999
=================================================================================    ============   =============
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $         97     $       214

     Receivables, net                                                                       1,196             774

     Inventories                                                                              510             503

     Prepaid expenses and other                                                               176             197
                                                                                     ------------   -------------

         Total current assets                                                               1,979           1,688


LONG-TERM RECEIVABLES, net                                                                  2,119             168


EQUITY INVESTMENTS                                                                          1,434           1,754


PROPERTY, PLANT AND EQUIPMENT, at cost, net of
accumulated depreciation, depletion and amortization of $6,814
     at June 30, 2000 and $7,675 at December 31, 1999                                      13,547          10,029


OTHER ASSETS                                                                                  477             486



                                                                                     ------------   -------------
                                                                                     $     19,556    $     14,125
=================================================================================    ============   =============

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2000 and DECEMBER 31, 1999
                              (Amounts in millions)

                                                                                             2000           1999
=================================================================================   =============   ============

LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt and capital lease liabilities             $           5   $          5
     Current portion of non-recourse debt                                                      35             --
     Notes payable                                                                             49             29
     Accounts payable                                                                         944            812
     Accrued liabilities                                                                    1,070            953
     Domestic and foreign income taxes                                                        174            168
                                                                                    -------------   ------------

         Total current liabilities                                                          2,277          1,967
                                                                                    -------------   ------------

LONG-TERM DEBT, net of current maturities and unamortized discount                          4,421          4,368
                                                                                    -------------   ------------

NON-RECOURSE DEBT                                                                           2,240             --
                                                                                    -------------   ------------


DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred and other domestic and foreign income taxes                                   1,225            995
     Obligation under natural gas delivery commitment                                         348            411
     Other                                                                                  2,097          2,123
                                                                                    -------------   ------------

                                                                                            3,670          3,529
                                                                                    -------------   ------------

MINORITY INTEREST                                                                           2,270            252
                                                                                    -------------   ------------

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF A SUBSIDIARY
     TRUST HOLDING SOLELY SUBORDINATED NOTES OF
     OCCIDENTAL                                                                               476            486
                                                                                    -------------   ------------

STOCKHOLDERS' EQUITY

     Common stock, at par value                                                                74             73
     Additional paid-in capital                                                             3,714          3,787
     Retained earnings (deficit)                                                              456           (286)
     Accumulated other comprehensive income                                                   (42)           (51)
                                                                                    -------------   ------------

                                                                                            4,202          3,523
                                                                                    -------------   ------------

                                                                                    $      19,556   $     14,125
=================================================================================   =============   ============

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 (Amounts in millions, except per-share amounts)

                                                                           Three Months Ended             Six Months Ended
                                                                                      June 30                      June 30
                                                                     ------------------------     ------------------------
                                                                           2000          1999            2000         1999
=================================================================    ==========   ===========     ===========   ==========
REVENUES
     Net sales
        Oil and gas operations                                       $    2,122   $       944     $     3,649   $    1,690
        Chemical operations                                               1,006           703           1,987        1,301
                                                                     ----------   -----------     -----------   ----------
                                                                          3,128         1,647           5,636        2,991
     Interest, dividends and other income                                    63            43             100           86
     Gains (losses) on disposition of assets, net                           491           (21)            495          (18)
     Income from equity investments                                          52            15              85            7
                                                                     ----------   -----------     -----------   ----------
                                                                          3,734         1,684           6,316        3,066
                                                                     ----------   -----------     -----------   ----------
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                                        2,175         1,280           3,897        2,367
     Selling, general and administrative and other
        operating expenses                                                  291           160             445          320
     Minority interest                                                       57            11              86           20
     Exploration expense                                                     16            36              21           52
     Interest and debt expense, net                                         142           129             247          255
                                                                     ----------   -----------     -----------   ----------
                                                                          2,681         1,616           4,696        3,014
                                                                     ----------   -----------     -----------   ----------
Income before taxes                                                       1,053            68           1,620           52
Provision for domestic and foreign income and
   other taxes                                                              489            56             785           97
                                                                     ----------   -----------     -----------   ----------
Income (loss) before extraordinary item and effect of changes
     in accounting principles                                               564            12             835          (45)
Extraordinary loss, net                                                      --            (3)             --           (3)
Cumulative effect of changes in accounting principles, net                   --            --              --          (13)
                                                                     ----------   -----------     -----------   ----------
NET INCOME (LOSS)                                                           564             9             835          (61)
Preferred dividends                                                          --            (3)             --           (7)
Effect of repurchase of Trust Preferred Securities                           --            --               1           --
                                                                     ----------   -----------     -----------   ----------
EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                           $      564   $         6     $       836   $      (68)
                                                                     ==========   ===========     ===========   ==========
BASIC EARNINGS PER COMMON SHARE
     Income (loss) before extraordinary item and effect of
        changes in accounting principles                             $     1.53   $       .03     $      2.27   $     (.15)
     Extraordinary loss, net                                                 --          (.01)             --         (.01)
     Cumulative effect of changes in accounting principles, net              --            --              --         (.04)
                                                                     ----------   -----------     -----------   ----------
Basic earnings (loss) per common share                               $     1.53   $       .02     $      2.27   $     (.20)
                                                                     ==========   ===========     ===========   ==========
DILUTED EARNINGS PER COMMON SHARE
     Income (loss) before extraordinary item and effect of
        changes in accounting principles                             $     1.53   $       .03     $     2.27    $     (.15)
     Extraordinary loss, net                                                 --          (.01)           --           (.01)
     Cumulative effect of changes in accounting principles, net              --            --            --           (.04)
                                                                     ----------   -----------     -----------   ----------
Diluted earnings (loss) per common share                             $     1.53   $       .02     $     2.27    $     (.20)
                                                                     ==========   ===========     ===========   ==========
DIVIDENDS PER COMMON SHARE                                           $      .25   $       .25     $      .50    $      .50
                                                                     ==========   ===========     ===========   ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                368.8         348.4           368.5        348.1
=================================================================    ==========   ===========     ===========   ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                              (Amounts in millions)

                                                                                                  2000         1999
=========================================================================================   ==========   ==========
CASH FLOW FROM OPERATING ACTIVITIES
     Income (loss) before extraordinary item and effect of changes in accounting
        principles                                                                          $      835   $      (45)
     Adjustments to reconcile income (loss) to net cash provided by operating activities:
          Depreciation, depletion and amortization of assets                                       419          400
          Deferred income tax provision                                                            244           74
          Other noncash charges to income                                                          168            4
          (Gains) losses on disposition of assets, net                                            (495)          18
          Income from equity investments                                                           (85)          (7)
          Exploration expense                                                                       21           52
     Changes in operating assets and liabilities                                                  (108)        (204)
     Other operating, net                                                                          (77)        (100)
                                                                                            ----------   ----------
         Net cash provided by operating activities                                                 922          192
                                                                                            ----------   ----------
CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                         (333)        (263)
     Purchase of businesses, net                                                                (3,701)        (126)
     Proceeds from sale of businesses and other assets                                             842           17
     Collection of note receivable                                                                  --        1,395
     Other investing, net                                                                           47           83
                                                                                            ----------   ----------
         Net cash (used) provided by investing activities                                       (3,145)       1,106
                                                                                            ----------   ----------
CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term and non-recourse debt                                               2,432          792
     Net proceeds (payments) from commercial paper and revolving credit agreements                 265       (2,123)
     Proceeds from issuance of trust preferred securities                                           --          508
     Repurchase of trust preferred securities                                                       (9)          --
     Purchases for gas sales commitment                                                            (56)          --
     Payments on long-term and non-recourse debt and capital lease liabilities                    (380)        (138)
     Proceeds from issuance of common stock                                                         19           12
     Proceeds from notes payable                                                                    20            3
     Cash dividends paid                                                                          (184)        (181)
     Other financing, net                                                                           (1)          --
                                                                                            ----------   ----------
         Net cash provided (used) by financing activities                                        2,106       (1,127)
                                                                                            ----------   ----------
(Decrease) increase in cash and cash equivalents                                                  (117)         171
Cash and cash equivalents--beginning of period                                                     214           96
                                                                                            ----------   ----------
Cash and cash equivalents--end of period                                                    $       97   $      267
=========================================================================================   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2000

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

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of June 30, 2000 and the consolidated results of operations for the three and six months then ended and the consolidated cash flows for the six months then ended. The results of operations and cash flows for the periods ended June 30, 2000 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 2000 presentation.

     Reference is made to Note 1 to the consolidated financial statements in the 1999 Form 10-K for a summary of significant accounting policies.

2.   Comprehensive Income

     The following table presents Occidental's comprehensive income items (in millions):

                                                                                           Periods Ended June 30
                                                           -----------------------------------------------------
                                                                        Three Months                  Six Months
                                                           -------------------------   -------------------------
                                                                  2000          1999          2000          1999
      ==================================================   ===========  ============   ===========  ============
      Net income (loss)                                    $       564  $          9   $       835  $        (61)
      Other comprehensive income items
           Foreign currency translation adjustments                  6           (20)           10           (28)
           Other                                                    (1)            1            (1)            1
                                                           -----------  ------------   -----------  ------------
      Other comprehensive income, net of tax                         5           (19)            9           (27)
                                                           -----------  ------------   -----------  ------------
      Comprehensive income (loss)                          $       569  $        (10)  $       844  $        (88)
                                                           ===========  ============   ===========  ============

3.   Asset Acquisitions and Dispositions

     Reference is made to Note 3 to the consolidated financial statements in the 1999 Form 10-K for a description of asset acquisitions and dispositions.

     In June 2000, Occidental announced that it had signed a letter of intent with Olin Corporation to combine the companies' chlor-alkali and related businesses for contribution to a newly-formed partnership. Occidental, through its subsidiaries, will own approximately 66 percent of the partnership. The transaction, which is subject to regulatory approvals, is expected to close by the fourth quarter of 2000.

     On May 8, 2000, Occidental completed an agreement to sell its producing properties in Peru to Pluspetrol. In connection with this transaction, Occidental recorded an after-tax charge of approximately $29 million in December 1999 to write-down the properties to their fair values.

     On April 24, 2000, Occidental completed the acquisition of ARCO Long Beach Inc. (THUMS), an oil producing property, for approximately $67 million.

     On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura Energy Ltd. (now "Occidental Permian Ltd.") (Altura), the largest oil producer in Texas. Occidental, through its subsidiaries, paid approximately $1.2 billion to the sellers, affiliates of BP Amoco plc and Shell Oil Company, to acquire the common limited partnership interest and control of the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership borrowed approximately $2.4 billion, which has recourse only to the Altura assets. The partnership also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and are entitled to certain distributions from the partnership. The acquisition is valued at approximately $3.6 billion. Occidental's results of operations include the operations of the Altura assets from the date of acquisition. Pro forma net income for the three and six months ended June 30, 2000, including historical Altura results as if the acquisition had occurred on January 1, 2000, would have been $573 million ($1.55 earnings per share) and $915 million ($2.48 earnings per share), respectively. Pro forma net income for the three and six months ended June 30, 1999, including historical Altura results as if the acquisition had occurred on January 1, 1999, would have been income of $7 million ($.02 earnings per share) and a loss of $93 million ($.27 loss per share), respectively. Pro forma revenues would have been $6.7 billion and $3.4 billion for the six months ended June 30, 2000 and 1999, respectively, and $3.8 billion and $1.9 billion for the three months ended June 30, 2000 and 1999, respectively. The pro forma calculations were made with historical operating results from Altura prior to ownership by Occidental and give effect to certain adjustments including increased depreciation, depletion and amortization to reflect the value assigned to the Altura property, plant and equipment, increased interest expense, and income tax effects. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future. Also, the pro forma calculations do not reflect anticipated cost savings, synergies, changes in realized prices or production rates and certain other adjustments that are expected to result from the acquisition and operation of Altura.

     On April 18, 2000, Occidental completed the sale of its 29.2 percent stake in Canadian Occidental Petroleum Ltd. (CanOxy) for gross proceeds of approximately $1.2 billion Canadian, following approval of the sale by CanOxy stockholders. Of Occidental's 40.2 million shares of CanOxy, 20.2 million were sold to the Ontario Teachers Pension Plan Board and 20 million to CanOxy. These sales resulted in a net pre-tax gain of approximately $493 million. In addition, Occidental and CanOxy exchanged their respective 15 percent interests in joint businesses of approximately equal value, resulting in Occidental owning 100 percent of an oil and gas operation in Ecuador and CanOxy owning 100 percent of sodium chlorate operations in Canada and Louisiana.

4.   Supplemental Cash Flow Information

     Cash payments during the six months ended June 30, 2000 and 1999 included federal, foreign and state income taxes of approximately $343 million and $51 million, respectively. Interest paid (net of interest capitalized) totaled approximately $241 million and $219 million for the six months ended June 30, 2000 and 1999, respectively.

5.   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $43 million and $162 million at June 30, 2000, and December 31, 1999, respectively.

6.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

                     Balance at                       June 30, 2000          December 31, 1999
                     ========================     =====================    =====================
                     Raw materials                      $      61                $      60
                     Materials and supplies                   137                      167
                     Work in process                            3                        7
                     Finished goods                           314                      294
                                                        ---------                ---------
                                                              515                      528
                     LIFO adjustment                           (5)                     (25)
                                                        ---------                ---------
                     Total                              $     510                $     503
                                                        =========                =========

7.   Property, Plant and Equipment

     Reference is made to the consolidated balance sheets and Note 1 thereto in the 1999 Form 10-K for a description of investments in property, plant and equipment.

8.   Trust Preferred Securities

     Reference is made to Note 12 to the consolidated financial statements in the 1999 Form 10-K for a description of the Trust Preferred Securities. The Trust Preferred Securities balances reflected in the consolidated financial statements at June 30, 2000, and December 31, 1999, are net of issue costs and also reflect amortization of a portion of the issue costs, and the repurchase during 2000 and 1999 of 433,560 shares and 937,436 shares with liquidation values of $10.8 million and $23.4 million, respectively.

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

11.  Income Taxes

     The provision for taxes based on income for the 2000 and 1999 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pre-tax income.

     At December 31, 1999, Occidental had, for U.S. federal income tax return purposes, an alternative minimum tax credit carryforward of $60 million available to reduce future income taxes. The alternative minimum tax credit carryforward does not expire.

12.  Investments

     Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At June 30, 2000, Occidental's equity investments consisted primarily of a 29.5 percent interest in Equistar acquired in May 1998 and interests in various chemical partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                                                             Periods Ended June 30
                                                       -----------------------------------------------------------
                                                                      Three Months                      Six Months
                                                       ---------------------------     ---------------------------
                                                              2000            1999            2000            1999
                                                       ===========     ===========     ===========     ===========
            Revenues                                   $       674     $       548     $     1,363     $     1,052
            Costs and expenses                                 622             533           1,278           1,045
                                                       -----------     -----------     -----------     -----------
            Net income                                 $        52     $        15     $        85     $         7
                                                       ===========     ===========     ===========     ===========

13.  Industry Segments

     The following table presents Occidental's interim industry segment disclosures (in millions):

                                                  Oil and Gas          Chemical         Corporate                Total
      ========================================   ============      ============      ============         ============
      Six months ended June 30, 2000
          Net sales                              $      3,649      $      1,987      $         --         $      5,636
                                                 ============      ============      ============         ============
          Pre-tax operating profit (loss)        $      1,242      $        187 (c)  $        191 (a)(d)  $      1,620
          Income taxes                                   (291)              (10)             (484)(b)(e)          (785)
                                                 ------------      ------------      ------------         ------------
          Net income (loss)                      $        951      $        177      $       (293)        $        835
      ========================================   ============      ============      ============         ============
      Six months ended June 30, 1999
          Net sales                              $      1,690      $      1,301      $         --         $      2,991
                                                 ============      ============      ============         ============
          Pre-tax operating profit (loss)        $        340      $         50      $       (338)(a)     $         52
          Income taxes                                   (109)               (5)               17 (b)              (97)
          Extraordinary loss, net                          --                --                (3)                  (3)
          Cumulative effect of changes in
             accounting principles, net                    --                --               (13)                 (13)
                                                 ------------      ------------      ------------         ------------
          Net income (loss)                      $        231      $         45      $       (337)        $        (61)
      ========================================   ============      ============      ============         ============

     (a) Includes unallocated net interest expense, administration expense and other items.
     (b)  Includes unallocated income taxes.
     (c) Includes pre-tax charge of $120 million related to the decision to exit several chemical intermediate businesses.
     (d) Includes pre-tax gain of approximately $493 million related to the sale of the CanOxy investment.
     (e) Includes income taxes of approximately $193 million related to the sale of the CanOxy investment.


14.  Subsequent Event

     On July 20, 2000, Occidental announced that it had entered into agreements with respect to two transactions with Apache Corporation ("Apache") involving Occidental's interests in the Continental Shelf of the Gulf of Mexico ("GOM"). In one transaction, Occidental agreed to sell its share of future gas production from these GOM interests for approximately $280 million. In the second transaction, Occidental agreed to sell an interest in the subsidiary that holds the GOM assets for approximately $61 million, with an option for Apache to purchase additional interests for $44 million over the next four years. As a result of these transactions, which are expected to close in August 2000, and the consequent elimination of a portion of Occidental's responsibility for abandonment liabilities, Occidental expects to record a pre-tax gain of approximately $65 million in the third quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Occidental reported net income for the first six months of 2000 of $835 million, on net sales of $5.6 billion, compared with a net loss of $61 million, on net sales of $3.0 billion, for the same period of 1999. Occidental's net income for the second quarter of 2000 was $564 million, on net sales of $3.1 billion, compared with net income of $9 million, on net sales of $1.6 billion, for the same period of 1999. Basic earnings per common share were $2.27 for the first six months of 2000, compared with a loss of $.20 per share for the same period of 1999. Basic earnings per common share were $1.53 for the second quarter of 2000, compared with earnings per share of $.02 for the same period of 1999.

The 2000 results included an after-tax gain of approximately $300 million related to the sale of Occidental's 29.2 percent interest in Canadian Occidental Petroleum Ltd. (CanOxy), an after-tax charge of approximately $80 million for the decision to exit several of Occidental's chemical intermediate businesses and a pre-tax insurance dividend of $11 million. Earnings before special items were $343 million and $607 million for the three and six months ended June 30, 2000, respectively, compared with earnings of $4 million and a loss of $64 million for the same periods in 1999, respectively. The increase in earnings before special items for the three months ended June 30, 2000, compared with the same period in 1999, reflected the impact of higher worldwide crude oil, natural gas and chemical prices, higher production volumes and lower costs. The increase in earnings before special items for the six months ended June 30, 2000, compared with the same period in 1999, reflected higher worldwide oil, natural gas and chemical prices and lower costs. The 1999 second quarter earnings included an after-tax extraordinary loss of $3 million related to the early extinguishment of debt and a second quarter gain of $12 million related to the sale of a chemical plant by an equity affiliate. The 1999 results also included a pre-tax insurance dividend of $18 million in the first quarter and an after-tax charge of $13 million, reflecting the cumulative effect of adopting accounting principles changes mandated by the American Institute of Certified Public Accountants and the Emerging Issues Task Force of the Financial Accounting Standards Board.

The increase in net sales for the three and six months ended June 30, 2000, compared with the same periods in 1999, primarily reflected higher crude oil, natural gas and chemical prices, higher oil and gas trading revenues and higher domestic oil production as a result of acquisitions, partially offset by lower international production.

Interest, dividends and other income for 2000 included interest income of $30 million on notes receivable from Altura partners. Gains on disposition of assets for 2000 included a pre-tax gain of $493 million on the sale of the investment in CanOxy. Selling, general and administrative and other operating expenses for 2000 included a pre-tax charge of $120 million to exit several chemical intermediate businesses. Minority interest includes distributions on the Trust Preferred Securities and the minority interest in the net income of subsidiaries and partnerships and, for 2000, also included a $30 million preferred distribution to the Altura partners. The provision for income taxes increased for the three and six months ended June 30, 2000, compared with the same periods in 1999, primarily due to higher earnings and asset sales.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):

                                                                                               Periods Ended June 30
                                                                 ---------------------------------------------------
                                                                             Three Months                 Six Months
                                                                 ------------------------    -----------------------
                                                                       2000          1999          2000         1999
=============================================================    ==========    ==========    ==========   ==========
DIVISIONAL NET SALES
     Oil and Gas                                                 $    2,122    $      944    $    3,649   $    1,690
     Chemical                                                         1,006           703         1,987        1,301
                                                                 ----------    ----------    ----------   ----------
NET SALES                                                        $    3,128    $    1,647    $    5,636   $    2,991
                                                                 ==========    ==========    ==========   ==========
DIVISIONAL EARNINGS
     Oil and Gas                                                 $      557    $      166    $      951   $      231
     Chemical                                                            34            33           177           45
                                                                 ----------    ----------    ----------   ----------
                                                                        591           199         1,128          276
UNALLOCATED CORPORATE ITEMS
     Interest expense, net                                             (104)         (123)         (203)        (239)
     Permian preferred distributions                                    (30)           --           (30)          --
     Gain on sale of CanOxy investment                                  493            --           493           --
     Income taxes, administration and other                            (386)          (64)         (553)         (82)
                                                                 ----------    ----------    ----------   ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND EFFECT OF
CHANGES IN ACCOUNTING PRINCIPLES                                        564            12           835          (45)
Extraordinary loss, net                                                  --            (3)           --           (3)
Cumulative effect of changes in accounting
     principles, net                                                     --            --            --          (13)
                                                                 ----------    ----------    ----------   ----------
NET INCOME (LOSS)                                                $      564    $        9    $      835   $      (61)
                                                                 ==========    ==========    ==========   ==========

EARNINGS BEFORE SPECIAL ITEMS (a)                                $      343    $        4    $      607   $      (64)
=============================================================    ==========    ==========    ==========   ==========

(a) Earnings before special items reflect adjustments to net income (loss) to exclude the after-tax effect of certain infrequent transactions that may affect comparability between periods. These transactions are discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and are shown in the table below. Management believes the presentation of earnings before special items provides a meaningful comparison of earnings between periods to the readers of the consolidated financial statements. Earnings before special items is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.

The following table sets forth the special items for each operating division and corporate (if applicable):

                                                                                              Periods Ended June 30
                                                                 --------------------------------------------------
                                                                            Three Months                 Six Months
Benefit (Charge)                                                 -----------------------    -----------------------
(in millions)                                                          2000         1999          2000         1999
=============================================================    ==========   ==========    ==========   ==========
CHEMICAL
     Write-down of chemical intermediate businesses              $     (120)  $       --    $     (120)  $       --
     Gain on sale of chemical plant by Equistar                          --           12            --           12
-------------------------------------------------------------    ----------   ----------    ----------   ----------

CORPORATE
     Gain on sale of CanOxy investment                                  493           --           493           --
     Insurance dividend                                                  --           --            11           18
     Changes in accounting principles, net *                             --           --            --          (13)
     Extraordinary loss on debt redemption, net *                        --           (3)           --           (3)
=============================================================    ==========   ==========    ==========   ==========

* These amounts are shown after-tax.

Oil and gas earnings for the first six months of 2000 were $951 million, compared with $231 million for the same period of 1999. Oil and gas earnings for the second quarter of 2000 were $557 million, compared with $166 million for the same period of 1999. The increase in earnings for the three months ended June 30, 2000, compared with the same period in 1999, reflected the impact of higher worldwide crude oil and natural gas prices, higher production volumes and lower costs. The increase in earnings for the six months ended June 30, 2000, compared with the same period in 1999, reflected the impact of higher worldwide crude oil and natural gas prices and lower costs. The increase in revenues for the three and six months ended June 30, 2000, compared with the same periods in 1999, reflected the impact of higher worldwide crude oil and natural gas prices and higher oil and gas trading activity. Approximately 44 percent and 38 percent of oil and gas net sales were attributable to oil and gas trading activities in the first six months of 2000 and 1999, respectively. The results of oil and gas trading activity were not significant. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental, therefore, we are unable to predict with certainty the direction, magnitude or impact of future trends in sales prices of oil and gas. Occidental will continue to implement its strategy of focusing on competitive core assets with economies of scale to further reduce both operating and overhead costs. The strong mix of long-lived oil and gas assets that we have acquired through acquisitions and asset swaps should continue to shape Occidental's performance in the future.

Chemical earnings for the first six months of 2000 were $177 million, compared with $45 million for the same period of 1999. Chemical earnings before special items were $297 million for the first six months of 2000, compared with $33 million for the first six months of 1999. Chemical earnings for the second quarter of 2000 were $34 million, compared with $33 million for the same period of 1999. Chemical earnings before special items were $154 million for the second quarter of 2000, compared with $21 million for the second quarter of 1999. The 2000 results include a $120 million pre-tax charge resulting from the decision to exit several chemical intermediate businesses. The 1999 results included a second quarter gain of $12 million related to the sale of a chemical plant by an equity affiliate. The increase in 2000 earnings before special items is due to higher prices and sales volumes for polyvinyl chloride resins (PVC), ethylene dichloride, vinyl chloride monomer and chlorine. Partially offsetting these increases were higher raw material and feedstock costs. Occidental will continue to implement its strategy of focusing on competitive core assets and developing economies of scale and cost reductions through strategic alliances. Occidental's strong chemical asset mix should continue to result in improved efficiencies and reductions in overhead costs despite the higher raw material costs that were absorbed in 2000. Occidental expects a moderate decrease in demand for PVC during the second half of 2000 which in turn will temper demand for chlorine and result in a tightening in the caustic soda markets.

Divisional earnings include credits in lieu of U.S. federal income taxes. In the first six months of 2000 and 1999, divisional earnings benefited by $11 million and $41 million, respectively, from credits allocated. This included credits of $3 million and $8 million at oil and gas and chemical, respectively, in the first six months of 2000 and credits of $33 million and $8 million at oil and gas and chemical, respectively, for the first six months of 1999. The higher 1999 amounts related to the transactions with Unocal which is discussed below under Financial Condition, Liquidity and Capital Resources.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities from continuing operations was $922 million for the first six months of 2000, compared with net cash provided of $192 million for the same period of 1999. The 2000 amount is primarily attributed to higher net income before special items.

Occidental's net cash used by investing activities was $3.1 billion for the first six months of 2000, compared with net cash provided of $1.1 billion for the same period of 1999. The 2000 amount primarily reflected the $3.6 billion cost of the Altura acquisition partially offset by pre-tax asset sale proceeds mainly from the sale of Occidental's 29.2 percent interest in CanOxy for approximately $800 million. The 1999 amount included the proceeds from the $1.4 billion note receivable received in connection with the sale of MidCon, Occidental's natural gas pipeline subsidiary. The 1999 amount also reflected net cash used of $113 million in connection with the formation of a PVC resin partnership. Capital expenditures for the first six months of 2000 were $333 million, including $287 million in oil and gas and $44 million in chemical. Capital expenditures for the first six months of 1999 were $263 million, including $205 million in oil and gas and $55 million in chemical.

Financing activities provided net cash of $2.1 billion in the first six months of 2000, compared with cash used of $1.1 billion for the same period of 1999. The 2000 amount mainly reflects proceeds of $2.4 billion from non-recourse debt and cash dividends paid of $184 million. The 1999 amount reflected the use of the proceeds from the $1.4 billion note receivable to repay outstanding debt and also reflected the payment of dividends of $181 million.

On July 20, 2000, Occidental announced that it had entered into agreements with respect to two transactions with Apache Corporation ("Apache") involving its interests in the Continental Shelf of the Gulf of Mexico ("GOM"). In one transaction, Occidental agreed to sell its share of gas production from these GOM interests for approximately $280 million. In the second transaction, Occidental agreed to sell an interest in the subsidiary that holds the GOM assets for approximately $61 million, with an option for Apache to purchase additional interests for $44 million over the next four years. As a result of these transactions, which are expected to close in August 2000, and the consequent elimination of a portion of Occidental's responsibility for abandonment liabilities, Occidental expects to record a pre-tax gain of approximately $65 million in the third quarter of 2000.

In June 2000, Occidental announced that it had signed a letter of intent with Olin Corporation to combine the companies' chlor-alkali and related businesses for contribution to a newly-formed partnership. Occidental, through its subsidiaries, will own approximately 66 percent of the partnership. The transaction, which is subject to regulatory approvals, is expected to close by the fourth quarter of 2000. The partnership is expected to have annual sales of approximately $1.2 billion and to achieve annual cost savings of $60 million from operating efficiencies and consolidation of administrative functions.

On May 8, 2000, Occidental completed an agreement to sell its producing properties in Peru to Pluspetrol. In connection with this transaction, Occidental recorded an after-tax charge of approximately $29 million in December 1999 to write-down the properties to their fair values.

On April 24, 2000, Occidental completed the acquisition of ARCO Long Beach Inc. (THUMS), an oil producing property, for approximately $67 million. The acquisition adds approximately 95 million barrels of net oil reserves and approximately 25,000 barrels per day of net oil production to Occidental's growing California operations.

On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura Energy Ltd. (now "Occidental Permian Ltd.") (Altura), the largest oil producer in Texas. Occidental, through its subsidiaries, paid approximately $1.2 billion to the sellers, affiliates of BP Amoco plc and Shell Oil Company, to acquire the common limited partnership interest and control of the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership borrowed approximately $2.4 billion, which has recourse only to the Altura assets. The partnership also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and are entitled to certain distributions from the partnership. As a result of the acquisition, which is valued at approximately $3.6 billion, Occidental's worldwide oil and gas production is expected to increase by approximately 135,000 barrels per day of oil equivalent and Occidental's worldwide production is expected to increase by 12 percent to an average of approximately 475,000 barrels of oil equivalent per day this year versus 425,000 barrels per day in 1999. Proved reserves at Altura were 850 million barrels of oil equivalent at December 31, 1999. This acquisition will bring Occidental's proved reserves to approximately 2.2 billion barrels of oil equivalent.

On April 18, 2000, Occidental completed the sale of its 29.2 percent stake in Canadian Occidental Petroleum Ltd. (CanOxy) for gross proceeds of approximately $1.2 billion Canadian, following approval of the sale by CanOxy stockholders. Of Occidental's 40.2 million shares of CanOxy, 20.2 million were sold to the Ontario Teachers Pension Plan Board and 20 million to CanOxy. In addition, Occidental and CanOxy exchanged their respective 15 percent interests in joint businesses of approximately equal value, resulting in Occidental owning 100 percent of an oil and gas operation in Ecuador and CanOxy owning 100 percent of sodium chlorate operations in Canada and Louisiana. After-tax proceeds from the CanOxy disposition together with tax benefits from the disposition of the Peru producing properties totaled approximately $700 million and were applied to the acquisition of the Altura and THUMS acquisition.

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

Effective April 30, 1999, Occidental and The Geon Company (Geon) formed two partnerships. Occidental has a 76 percent interest in the PVC commodity resin partnership, OxyVinyls, LP (OxyVinyls), which is the larger of the partnerships, and a 10 percent interest in a PVC powder compounding partnership. OxyVinyls also has entered into long-term agreements to supply PVC resin to Geon and VCM to Occidental and Geon. In addition, as part of the transaction, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to Geon.

On June 1, 2000, Occidental redeemed all of its outstanding 11-1/8 percent senior debentures due June 1, 2019, at a redemption price of 100 percent of the principal amount thereof. The outstanding aggregate principal amount of the debentures, which were issued on May 15, 1989, was $75 million.

On June 30, 1999, Occidental established a program under which Occidental may offer, from time to time, up to $1 billion aggregate initial offering price of its Medium-Term Senior Notes, Series C and its Medium-Term Subordinated Notes, Series A.

On June 1, 1999, Occidental called for redemption $68.7 million of its 11-1/8 percent senior debentures due June 1, 2019, at a redemption price of 105.563 percent of the principal amount thereof. Occidental recorded an after-tax extraordinary loss of $3 million in the second quarter of 1999 related to the redemption.

In February 1999, Occidental issued $450 million of 7.65 percent senior notes due 2006 and $350 million of 8.45 percent senior notes due 2029 for net proceeds of approximately $792 million.

In January 1999, a subsidiary of Occidental issued $525 million of 8.16 percent Trust Preferred Securities due in 2039, for net proceeds of $508 million. The net proceeds were used to repay commercial paper. The Trust Preferred Securities balances reflected in the consolidated financial statements at June 30, 2000 and December 31, 1999 are net of issue costs and also reflect amortization of a portion of the issue costs, and the repurchase during 2000 and 1999 of 433,560 shares and 937,436 shares, respectively, with liquidation values of $10.8 million and $23.4 million, respectively.

Occidental expects to have sufficient cash in 2000 for its operating needs, capital expenditure requirements, dividend payments and debt repayments. Occidental currently expects to spend, in total, approximately $1.0 billion on its 2000 capital spending program, of which approximately $800 million has been allocated to the oil and gas division and approximately $200 million has been allocated to the chemical division. Available but unused lines of committed bank credit totaled approximately $1.8 billion at June 30, 2000, compared with $2.1 billion at December 31, 1999.

Occidental has a projected target of reducing total debt by $2.0 billion by the end of 2000. In April, total debt, which includes the Trust Preferred Securities and the obligation under natural gas delivery commitment but excludes non-recourse debt, was $6.6 billion, mainly resulting from $1.2 billion of short-term borrowings to finance the cash cost of the Altura acquisition. Since April, Occidental has reduced total debt by approximately $1.2 billion, with $700 million generated from asset sales and $500 million from internal cash flow. Additionally, Occidental reduced non-recourse debt related to Altura by $125 million. Occidental plans to meet this debt reduction target through internal cash flow and further asset sales in the second half of the year.

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

As of June 30, 2000, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 126 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 126 sites include 34 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability. Of the remaining 92 sites, Occidental has denied involvement at 10 sites and has yet to determine involvement in 20 sites. With respect to the remaining 62 of these sites, Occidental is in various stages of evaluation, and the extent of liability retained by Maxus Energy Corporation is disputed at 2 of these sites. For 54 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 54 sites include 11 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 8 of the 62 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended June 30, 2000 there were no material changes in the information provided under Item 305 of Regulation S-K included under the caption "Hedging Activities" as part of Occidental's Management's Discussion and Analysis section of Occidental's 1999 Annual Report on Form 10-K.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Note 10 to the consolidated condensed financial statements in
Part I hereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 2000 and 1999

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2000 and 1999 and the five years ended December 31, 1999

               27 Financial data schedule for the six-month period ended June 30, 2000 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)

         (b)   Reports on Form 8-K

               During the quarter ended June 30, 2000, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated April 19, 2000 (date of earliest event reported), filed on April 20, 2000, for the purpose of reporting, under Item 5, Occidental's results of operations for the first quarter ended March 31, 2000.

               2. Current Report on Form 8-K dated March 7, 2000 (date of earliest event reported), filed on May 12, 2000, for the purpose of reporting, under Item 7, certain financial statements and pro forma financial information.

               3. Current Report on Form 8-K dated June 16, 2000 (date of earliest event reported), filed on June 19, 2000, for the purpose of reporting, under Item 5, Occidental's intention to exit several of its chemical intermediate businesses.

               From June 30, 2000 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

               4. Current Report on Form 8-K dated June 28, 2000 (date of earliest event reported), filed on July 13, 2000, for the purpose of reporting, under Item 5, the signing of a letter of intent with Olin Corporation to form a partnership.

               5. Current Report on Form 8-K dated July 19, 2000 (date of earliest event reported), filed on July 20, 2000, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended June 30, 2000 and Occidental's agreement to monetize its Gulf of Mexico assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        OCCIDENTAL PETROLEUM CORPORATION







DATE: August 10, 2000                   S. P. Dominick, Jr.
                                        ----------------------------------------
                                        S. P. Dominick, Jr., Vice President and
                                        Controller (Chief Accounting and Duly
                                        Authorized Officer)

                                  EXHIBIT INDEX

EXHIBITS
--------

   11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 2000 and 1999

   12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2000 and 1999 and the five years ended December 31, 1999

   27 Financial data schedule for the six-month period ended June 30, 2000 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)