Form 10-Q
period 2000-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2000-11-14
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                Yes  [X]   No  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at September 30, 2000
   ---------------------------              ---------------------------------
   Common stock $.20 par value                      369,373,874 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                    CONTENTS

                                                                                      PAGE
PART I         FINANCIAL INFORMATION

               Item 1.  Financial Statements

                        Consolidated Condensed Balance Sheets--
                             September 30, 2000 and December 31, 1999                  2

                        Consolidated Condensed Statements of Operations--
                             Three and nine months ended September 30, 2000 and 1999   4

                        Consolidated Condensed Statements of Cash Flows--
                             Nine months ended September 30, 2000 and 1999             5

                        Notes to Consolidated Condensed Financial Statements           6

               Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                      12

               Item 3.  Quantitative and Qualitative Disclosures About Market Risk    20


PART II        OTHER INFORMATION

               Item 1.  Legal Proceedings                                             21

               Item 6.  Exhibits and Reports on Form 8-K                              21

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2000 and DECEMBER 31, 1999
                              (Amounts in millions)

                                                                                             2000            1999
=================================================================================    ============   =============
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $        268   $         214

     Receivables, net                                                                       1,336             774

     Inventories                                                                              530             503

     Prepaid expenses and other                                                               165             197
                                                                                     ------------   -------------

         Total current assets                                                               2,299           1,688


LONG-TERM RECEIVABLES, net                                                                  2,113             168


EQUITY INVESTMENTS                                                                          1,400           1,754


PROPERTY, PLANT AND EQUIPMENT, at cost, net of
     accumulated depreciation, depletion and amortization of $6,828
     at September 30, 2000 and $7,675 at December 31, 1999                                 13,483          10,029


OTHER ASSETS                                                                                  479             486



                                                                                     ------------   -------------
                                                                                     $     19,774   $      14,125
=================================================================================    ============   =============

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2000 and DECEMBER 31, 1999
                              (Amounts in millions)

                                                                                            2000           1999
=================================================================================   =============   ============
LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt and capital lease liabilities             $         205   $          5
     Notes payable                                                                             18             29
     Accounts payable                                                                       1,200            812
     Accrued liabilities                                                                    1,130            953
     Domestic and foreign income taxes                                                        103            168
                                                                                    -------------   ------------

         Total current liabilities                                                          2,656          1,967
                                                                                    -------------   ------------

LONG-TERM DEBT, net of current maturities and unamortized discount                          3,814          4,368
                                                                                    -------------   ------------

NON-RECOURSE DEBT                                                                           2,080             --
                                                                                    -------------   ------------

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred and other domestic and foreign income taxes                                   1,342            995
     Obligation under natural gas delivery commitment                                         315            411
     Other                                                                                  2,300          2,123
                                                                                    -------------   ------------

                                                                                            3,957          3,529
                                                                                    -------------   ------------

MINORITY INTEREST                                                                           2,272            252
                                                                                    -------------   ------------

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF A SUBSIDIARY
     TRUST HOLDING SOLELY SUBORDINATED NOTES OF
     OCCIDENTAL                                                                               473            486
                                                                                    -------------   ------------

STOCKHOLDERS' EQUITY
     Common stock, at par value                                                                74             73
     Additional paid-in capital                                                             3,727          3,787
     Retained earnings (deficit)                                                              766           (286)
     Accumulated other comprehensive income                                                   (45)           (51)
                                                                                    -------------   ------------

                                                                                            4,522          3,523
                                                                                    -------------   ------------

                                                                                    $      19,774   $      14,125
=================================================================================   =============   =============

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                 (Amounts in millions, except per-share amounts)

                                                                           Three Months Ended            Nine Months Ended
                                                                                 September 30                 September 30
                                                                     ------------------------     ------------------------
                                                                           2000          1999            2000         1999
=================================================================    ==========   ===========     ===========   ==========
REVENUES
     Net sales
        Oil and gas operations                                       $    2,965   $     1,265     $     6,614   $    2,955
        Chemical operations                                                 840           848           2,827        2,149
                                                                     ----------   -----------     -----------   ----------
                                                                          3,805         2,113           9,441        5,104
     Interest, dividends and other income                                    68            32             168          118
     Gains (losses) on disposition of assets, net                           127             7             622          (11)
     Income from equity investments                                          22            27             107           34
                                                                     ----------   -----------     -----------   ----------
                                                                          4,022         2,179          10,338        5,245
                                                                     ----------   -----------     -----------   ----------
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                                        2,769         1,600           6,666        3,967
     Selling, general and administrative and other
        operating expenses                                                  262           168             707          488
     Minority interest                                                       55            16             141           36
     Exploration expense                                                     44            11              65           63
     Interest and debt expense, net                                         140           125             387          380
                                                                     ----------   -----------     -----------   ----------
                                                                          3,270         1,920           7,966        4,934
                                                                     ----------   -----------     -----------   ----------
Income before taxes                                                         752           259           2,372          311
Provision for domestic and foreign income and
   other taxes                                                              351           133           1,136          230
                                                                     ----------   -----------     -----------   ----------
Income before extraordinary items and effect of changes
   in accounting principles                                                 401           126           1,236           81
Extraordinary gain (loss), net                                                1            --               1           (3)
Cumulative effect of changes in accounting principles, net                   --            --              --          (13)
                                                                     ----------   -----------     -----------   ----------
NET INCOME                                                                  402           126           1,237           65
Preferred dividends                                                          --            --              --           (7)
Effect of repurchase of Trust Preferred Securities                           --            --               1           --
                                                                     ----------   -----------     -----------   ----------
EARNINGS APPLICABLE TO COMMON STOCK                                  $      402   $       126     $     1,238   $       58
                                                                     ==========   ===========     ===========   ==========
BASIC EARNINGS PER COMMON SHARE
     Income before extraordinary items and effect of changes         $     1.09   $       .35     $      3.36   $      .22
       accounting principles
     Extraordinary gain (loss), net                                          --            --              --         (.01)
     Cumulative effect of changes in accounting principles, net              --            --              --         (.04)
                                                                     ----------   -----------     -----------   ----------
Basic earnings per common share                                      $     1.09   $       .35     $      3.36   $      .17
                                                                     ==========   ===========     ===========   ==========
DILUTED EARNINGS PER COMMON SHARE
     Income before extraordinary items and effect of changes in
       accounting principles                                         $     1.09   $       .35     $      3.36   $      .22
     Extraordinary gain (loss), net                                          --            --              --         (.01)
     Cumulative effect of changes in accounting principles, net              --            --              --         (.04)
                                                                     ----------   -----------     -----------   ----------
Diluted earnings per common share                                    $     1.09   $       .35     $      3.36   $      .17
                                                                     ==========   ===========     ===========   ==========
DIVIDENDS PER COMMON SHARE                                           $      .25   $       .25     $       .75   $      .75
                                                                     ==========   ===========     ===========   ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                369.2         357.6           368.7        351.3
=================================================================    ==========   ===========     ===========   ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                              (Amounts in millions)

                                                                                                  2000         1999
=========================================================================================   ==========   ==========
CASH FLOW FROM OPERATING ACTIVITIES
     Income before extraordinary items and effect of changes in accounting principles       $    1,236   $       81
     Adjustments to reconcile income  to net cash provided by
       operating activities:
         Depreciation, depletion and amortization of assets                                        687          598
         Deferred income tax provision                                                             371           53
         Other noncash charges to income                                                           217           12
         (Gains) losses on disposition of assets, net                                             (622)          11
         Income from equity investments                                                           (107)         (34)
         Exploration expense                                                                        65           63
     Changes in operating assets and liabilities                                                   (36)        (131)
     Other operating, net                                                                         (113)        (144)
                                                                                            ----------   ----------
       Net cash provided by operating activities                                                 1,698          509
                                                                                            ----------   ----------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                         (608)        (383)
     Purchase of businesses, net                                                                (3,702)        (127)
     Proceeds from sale of businesses and other assets                                           1,238           39
     Collection of note receivable                                                                  --        1,395
     Buyout of operating lease                                                                      --          (17)
     Other investing, net                                                                           68           96
                                                                                            ----------   ----------
       Net cash (used) provided by investing activities                                         (3,004)       1,003
                                                                                            ----------   ----------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term and non-recourse debt                                               2,447          792
     Net payments on commercial paper and revolving credit agreements                               --       (2,050)
     Proceeds from issuance of trust preferred securities                                           --          508
     Repurchase of trust preferred securities                                                      (12)          --
     Purchases for gas sales commitment                                                            (85)          --
     Payments on long-term and non-recourse debt and capital lease liabilities                    (731)        (459)
     Proceeds from issuance of common stock                                                         28           17
     (Payments) proceeds of notes payable                                                          (10)           7
     Cash dividends paid                                                                          (276)        (272)
     Other financing, net                                                                           (1)          --
                                                                                            ----------   ----------
       Net cash provided (used) by financing activities                                          1,360       (1,457)
                                                                                            ----------   ----------
Increase in cash and cash equivalents                                                               54           55
Cash and cash equivalents--beginning of period                                                     214           96
                                                                                            ----------   ----------
Cash and cash equivalents--end of period                                                    $      268   $      151
=========================================================================================   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 2000

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

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of September 30, 2000, and the consolidated results of operations for the three and nine months then ended and the consolidated cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 30, 2000, are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 2000 presentation.

     Reference is made to Note 1 to the consolidated financial statements in the 1999 Form 10-K for a summary of significant accounting policies.

2.   Extraordinary Items

     During the third quarter of 2000, Occidental repurchased some of its outstanding public debt securities in open market transactions, with principal balances totaling $127 million, at current market prices. Occidental recorded an after-tax extraordinary gain of $1 million that resulted from these purchases.

     On June 1, 1999, Occidental called for redemption $68.7 million of its 11 1/8 percent senior debentures due June 1, 2019, at a redemption price of
     105.563 percent of the principal amount thereof. Occidental recorded an after-tax extraordinary loss of $3 million in the second quarter of 1999 related to the redemption.

3.   Comprehensive Income

     Occidental's comprehensive income is composed primarily of net income, foreign currency translation adjustments and mark to market adjustments. Occidental's comprehensive income was $1,243 million and $37 million for the nine months ended September 30, 2000, and 1999, respectively, and $399 million and $125 million for the third quarter of 2000 and 1999, respectively.

     The following table presents Occidental's comprehensive income items (in millions):

                                                                                      Periods Ended September 30
                                                           -----------------------------------------------------
                                                                        Three Months                 Nine Months
                                                           -------------------------   -------------------------
                                                                  2000          1999          2000          1999
      ==================================================   ===========  ============   ===========  ============
      Net income                                           $       402  $        126   $     1,237  $         65
      Other comprehensive income items
           Foreign currency translation adjustments                 (3)           (1)            7           (29)
           Other                                                    --            --            (1)            1
                                                           -----------  ------------   -----------  ------------
      Other comprehensive income, net of tax                        (3)           (1)            6           (28)
                                                           -----------  ------------   -----------  ------------
      Comprehensive income                                 $       399  $        125   $     1,243  $         37
                                                           ===========  ============   ===========  ============

4.   Asset Acquisitions and Dispositions

     Reference is made to Note 3 to the consolidated financial statements in the 1999 Form 10-K for a description of asset acquisitions and dispositions.

     On August 15, 2000, Occidental completed agreements with respect to two transactions with Apache Corporation (Apache) involving Occidental's interests in the Continental Shelf of the Gulf of Mexico (GOM). In one transaction, Occidental agreed to transfer a production payment interest from its share of future gas production from these GOM interests for approximately $280 million. In the second transaction, Occidental agreed to sell an interest in the subsidiary that holds the GOM assets for approximately $62 million, with an option for Apache to purchase additional interests for $44 million over the next four years. As a result of these transactions, and the consequent elimination of a portion of Occidental's responsibility for abandonment liabilities, Occidental recorded an after-tax gain of $39 million.

     On May 8, 2000, Occidental completed an agreement to sell its producing properties in Peru to Pluspetrol. In connection with this transaction, Occidental recorded an after-tax charge of approximately $29 million in December 1999 to write-down the properties to their fair values.

     On April 24, 2000, Occidental completed the acquisition of ARCO Long Beach Inc. (THUMS), an oil producing entity, for approximately $68 million.

     On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura Energy Ltd. (now "Occidental Permian Ltd.") (Altura), the largest oil producer in Texas. Occidental, through its subsidiaries, paid approximately $1.2 billion to the sellers, affiliates of BP Amoco plc and Shell Oil Company, to acquire the common limited partnership interest and control of the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership borrowed approximately $2.4 billion, which has recourse only to the Altura assets. The partnership also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and are entitled to certain distributions from the partnership. The acquisition is valued at approximately $3.6 billion. Occidental's results of operations include the operations of the Altura assets from the date of acquisition. Pro forma net income for the nine months ended September 30, 2000, including historical Altura results as if the acquisition had occurred on January 1, 2000, would have been $1.3 billion ($3.57 earnings per share). Pro forma net income for the three and nine months ended September 30, 1999, including historical Altura results as if the acquisition had occurred on January 1, 1999, would have been $152 million ($0.43 earnings per share) and $59 million ($0.17 earnings per share), respectively. Pro forma revenues would have been $10.7 billion and $5.8 billion for the nine months ended September 30, 2000, and 1999, respectively, and $2.4 billion for the three months ended September 30, 1999. The pro forma calculations were made with historical operating results from Altura prior to ownership by Occidental and give effect to certain adjustments, including increased depreciation, depletion and amortization to reflect the value assigned to the Altura property, plant and equipment, increased interest expense, and income tax effects. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future. Also, the pro forma calculations do not reflect anticipated cost savings, synergies, changes in realized prices or production rates and certain other adjustments that are expected to result from the acquisition and operation of Altura.

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

5.   Supplemental Cash Flow Information

     Cash payments during the nine months ended September 30, 2000, and 1999, included federal, foreign and state income taxes of approximately $530 million and $65 million, respectively. Interest paid (net of interest capitalized) totaled approximately $385 million and $336 million for the nine months ended September 30, 2000, and 1999, respectively.

6.   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $237 million and $109 million at September 30, 2000 and December 31, 1999, respectively.

7.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

                     Balance at                    September 30, 2000       December 31, 1999
                     ========================    ======================  ======================
                     Raw materials                     $       61              $       60
                     Materials and supplies                   136                     167
                     Work in process                            3                       7
                     Finished goods                           328                     294
                                                       ----------              ----------
                                                              528                     528
                     LIFO adjustment                            2                     (25)
                                                       ----------              ----------
                     Total                             $      530              $      503
                                                       ==========              ==========

8.   Property, Plant and Equipment

     Reference is made to the consolidated balance sheets and Note 1 thereto in the 1999 Form 10-K for a description of investments in property, plant and equipment.

9.   Trust Preferred Securities

     Reference is made to Note 12 to the consolidated financial statements in the 1999 Form 10-K for a description of the Trust Preferred Securities. The balance reflected in the accompanying consolidated condensed financial statements at September 30, 2000, and December 31, 1999, is net of issue costs and also reflects amortization of a portion of the issue costs, and the repurchase during 2000 and 1999 of 555,760 shares and 937,436 shares with liquidation values of $13.9 million and $23.4 million, respectively.

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

12.  Income Taxes

     The provision for taxes based on income for the 2000 and 1999 interim periods was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income.

     At December 31, 1999, Occidental had, for U.S. federal income tax return purposes, an alternative minimum tax credit carryforward of $60 million available to reduce future income taxes. The alternative minimum tax credit carryforward does not expire.

13.  Investments

     Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At September 30, 2000, Occidental's equity investments consisted primarily of a 29.5 percent interest in Equistar acquired in May 1998, and interests in various chemical partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                                                        Periods Ended September 30
                                                       -----------------------------------------------------------
                                                                      Three Months                     Nine Months
                                                       ---------------------------     ---------------------------
                                                              2000            1999            2000            1999
                                                       ===========     ===========     ===========     ===========
            Revenues                                   $       668     $       646     $     2,031     $     1,698
            Costs and expenses                                 646             619           1,924           1,664
                                                       -----------     -----------     -----------     -----------
            Net income                                 $        22     $        27     $       107     $        34
                                                       ===========     ===========     ===========     ===========

14.  Industry Segments

     The following table presents Occidental's interim industry segment disclosures (in millions):

                                                  Oil and Gas          Chemical         Corporate                Total
      ========================================   ============      ============      ============         ============
      Nine months ended September 30, 2000
          Net sales                              $      6,614      $      2,827      $         --         $      9,441
                                                 ============      ============      ============         ============
          Pretax operating profit (loss)         $      2,084      $        239 (c)  $         49 (a),(d) $      2,372
          Income taxes                                   (437)              (15)             (684)(b),(e)       (1,136)
          Extraordinary gain (loss), net                   --                --                 1                    1
                                                 ------------      ------------      ------------         ------------
          Net income (loss)                      $      1,647 (f)  $        224      $       (634)        $      1,237
      ========================================   ============      ============      ============         ============
      Nine months ended September 30, 1999
          Net sales                              $      2,955      $      2,149      $         --         $      5,104
                                                 ============      ============      ============         ============
          Pretax operating profit (loss)         $        713      $         96      $       (498)(a)     $        311
          Income taxes                                   (202)               (7)              (21)(b)             (230)
          Extraordinary loss, net                          --                --                (3)                  (3)
          Cumulative effect of changes in
             accounting principles, net                    --                --               (13)                 (13)
                                                 ------------      ------------      ------------         ------------
          Net income (loss)                      $        511      $         89      $       (535)        $         65
      ========================================   ============      ============      ============         ============

     (a) Includes unallocated net interest expense, administration expense and other items.
     (b)  Includes unallocated income taxes.
     (c) Includes pre-tax charge of $120 million related to the decision to exit several chemical intermediate businesses.
     (d) Includes pre-tax gain of approximately $493 million related to the sale of the CanOxy investment.
     (e) Includes income taxes of approximately $193 million related to the sale of the CanOxy investment.
     (f) Includes an after-tax gain of $39 million related to the partial sale of Occidental's Gulf of Mexico assets, an after-tax gain on receipt of a contingency payment of $41 million related to a prior year sale of a Dutch North Sea subsidiary, and a pre-tax charge of approximately $74 million for the write-down of various oil and gas assets, real estate and investments.

15.  Subsequent Events

     On November 1, 2000, Occidental announced it had agreed to farm out part of its interest in its Block 15 operations in Ecuador to Alberta Energy Company Ltd. of Calgary (AEC). AEC will earn a 40 percent interest in the block and will assume certain capital costs through 2004. Occidental will remain the operator of Block 15.

     On November 1, 2000, Occidental announced it completed the sale of its Durez phenolic resins and compounding businesses and assets to Sumitomo Bakelite Co., Ltd. The net after-tax proceeds of approximately $120 million from the sale will be applied to Occidental's debt reduction program. Manufacturing facilities included in the sale are located in Niagara Falls, New York; Kenton, Ohio; Fort Erie, Ontario, Canada; and Genk, Belgium. There was no significant gain or loss on this transaction.

     On October 17, 2000, Occidental entered into an agreement with BP Amoco
     (BP) to obtain BP's interest in a carbon dioxide field in New Mexico and related pipelines in exchange for Occidental's interest in the Milne Point oil field in Alaska, together with additional cash consideration. This transaction, which is subject to regulatory approval, is expected to be completed in the fourth quarter.

     On October 2, 2000, Olin Corporation announced that the previously announced letter of intent among it, Occidental, and Occidental Chemical Corporation, with respect to the possible formation of a chlor-alkali business joint venture, expired by its own terms and was not renewed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Occidental's net income for the first nine months of 2000 was $1.2 billion, on net sales of $9.4 billion, compared with net income of $65 million, on net sales of $5.1 billion, for the same period of 1999. Occidental's net income for the third quarter of 2000 was $402 million, on net sales of $3.8 billion, compared with net income of $126 million, on net sales of $2.1 billion, for the same period of 1999. Basic earnings per common share were $3.36 for the first nine months of 2000, compared with earnings per share of $.17 for the same period of 1999. Basic earnings per common share were $1.09 for the third quarter of 2000, compared with earnings per share of $.35 for the same period of 1999.

The 2000 third quarter results included an after-tax gain of $39 million related to the sale of an interest in certain of Occidental's Gulf of Mexico assets, an after-tax gain on a receipt of a contingency payment of $41 million related to a prior year sale of a Dutch North Sea subsidiary, a pre-tax charge of approximately $74 million for the write-down of various oil and gas assets, real estate and investments and a $1 million extraordinary after-tax gain resulting from the early extinguishment of debt. The results for the first nine months of 2000 also included an after-tax gain of approximately $300 million related to the sale of Occidental's 29.2 percent interest in Canadian Occidental Petroleum Ltd. (CanOxy), an after-tax charge of approximately $80 million for the decision to exit several of Occidental's chemical intermediate businesses and a pre-tax insurance dividend of $11 million.

Earnings before special items were $370 million and $977 million for the three and nine months ended September 30, 2000, respectively, compared with earnings of $125 million and $61 million for the same periods in 1999, respectively. The increase in earnings before special items for the three and nine months ended September 30, 2000, compared with the same periods in 1999, reflected higher worldwide oil, natural gas and chemical prices and overall higher production volumes as a result of the Altura Energy Ltd. (now "Occidental Permian Ltd.") (Altura) and ARCO Long Beach Inc. (THUMS) acquisitions, which are discussed below under the caption Financial Condition, Liquidity and Capital Resources. The 1999 third quarter earnings included a charge of $10 million for the relocation of oil and gas headquarters and income of $11 million related to a contingency payment on the sale of Occidental's interests in the Netherlands. The 1999 results also included an after-tax extraordinary loss of $3 million related to the early extinguishment of debt, a gain of $12 million related to the sale of a chemical plant by an equity affiliate, a pre-tax insurance dividend of $18 million and an after-tax charge of $13 million, reflecting the cumulative effect of adopting accounting principles changes mandated by the American Institute of Certified Public Accountants and the Emerging Issues Task Force of the Financial Accounting Standards Board.

The increase in net sales for the three and nine months ended September 30, 2000, compared with the same periods in 1999, primarily reflected higher worldwide crude oil, natural gas and chemical prices and higher domestic oil production as a result of acquisitions, partially offset by lower international production, and higher oil and gas trading activities.

Interest, dividends and other income for the three and nine months ended September 30, 2000 included interest income on notes receivable from Altura partners of $38 million and $68 million, respectively. Gains on disposition of assets for the nine months ended September 30, 2000 included a pre-tax gain of $493 million on the sale of the investment in CanOxy. Selling, general and administrative and other operating expenses for the nine months ended September 30, 2000, included a pre-tax charge of $120 million to exit several chemical intermediate businesses. Minority interest includes distributions on the Trust Preferred Securities, the minority interest in the net income of subsidiaries and partnerships and, for the three and nine months ended September 30, 2000, also included a preferred distribution to the Altura partners totaling $38 million and $68 million, respectively. The provision for income taxes increased for the three and nine months ended September 30, 2000, compared with the same periods in 1999, primarily due to higher operating earnings and asset sales.

The following table sets forth the sales and earnings of each operating division and corporate items (in millions):

                                                                                          Periods Ended September 30
                                                                 ---------------------------------------------------
                                                                             Three Months                Nine Months
                                                                 ------------------------    -----------------------
                                                                       2000          1999          2000         1999
=============================================================    ==========    ==========    ==========   ==========
DIVISIONAL NET SALES
     Oil and Gas                                                 $    2,965    $    1,265    $    6,614   $    2,955
     Chemical                                                           840           848         2,827        2,149
                                                                 ----------    ----------    ----------   ----------
NET SALES                                                        $    3,805    $    2,113    $    9,441   $    5,104
                                                                 ==========    ==========    ==========   ==========
DIVISIONAL EARNINGS
     Oil and Gas                                                 $      696    $      280    $    1,647   $      511
     Chemical                                                            47            44           224           89
                                                                 ----------    ----------    ----------   ----------
                                                                        743           324         1,871          600
UNALLOCATED CORPORATE ITEMS
     Interest expense, net                                              (97)         (118)         (300)        (357)
     Income taxes, administration and other                            (169)          (41)         (668)         (65)
     Trust preferred distributions & other                              (17)          (16)          (50)         (45)
     Other                                                              (59)          (23)          383          (52)
                                                                 ----------    ----------    ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEMS AND EFFECT OF
     CHANGES IN ACCOUNTING PRINCIPLES                                   401           126         1,236           81
Extraordinary gain (loss), net                                            1            --             1           (3)
Cumulative effect of changes in accounting
     principles, net                                                     --            --            --          (13)
                                                                 ----------    ----------    ----------   ----------
NET INCOME                                                       $      402    $      126    $    1,237   $       65
=============================================================    ==========    ==========    ==========   ==========

The following table sets forth the special items for each operating division and corporate:

                                                                                         Periods Ended September 30
                                                                 --------------------------------------------------
                                                                            Three Months                Nine Months
Benefit (Charge)                                                 -----------------------    -----------------------
(in millions)                                                          2000         1999          2000         1999
=============================================================    ==========   ==========    ==========   ==========
OIL AND GAS
     Gain on partial sale of Gulf of Mexico assets *             $       39   $       --    $       39   $       --
     Gain on receipt of contingency payment                              41*          11            41*          11
     Write-down of various assets, real estate and
       investments                                                      (74)          --           (74)          --
     Reorganization                                                      --          (10)           --          (10)
-------------------------------------------------------------    ----------   ----------    ----------   ----------

CHEMICAL
     Write-down of chemical intermediate businesses              $       --   $       --    $     (120)  $       --
     Gain on sale of chemical plant by Equistar                          --           --            --           12
-------------------------------------------------------------    ----------   ----------    ----------   ----------

CORPORATE
     Gain on sale of CanOxy investment                           $       --   $       --    $      493   $       --
     Insurance dividend                                                  --           --            11           18
     Changes in accounting principles, net *                             --           --            --          (13)
     Extraordinary gain (loss) on debt redemption, net *                  1           --             1           (3)
=============================================================    ==========   ==========    ==========   ==========

* These amounts are shown after-tax.

OIL AND GAS DIVISION

                                                                                         Periods Ended September 30
                                                                 --------------------------------------------------
                                                                            Three Months                Nine Months
                                                                 -----------------------    -----------------------
Summary of Operating Statistics                                        2000         1999          2000         1999
=============================================================    ==========   ==========    ==========   ==========
NET PRODUCTION PER DAY:
     CRUDE OIL AND NATURAL GAS LIQUIDS (MBL)
       United States                                                    210           71           159           73
       Other Western Hemisphere                                          42           95            52          102
       Eastern Hemisphere                                               124          128           124          141

     NATURAL GAS (MMCF)
       United States                                                    687          673           677          664
       Eastern Hemisphere                                                47           51            49           53

BARRELS OF OIL EQUIVALENT (MBOE)                                        499          414           456          436
-------------------------------------------------------------    ----------   ----------    ----------   ----------

AVERAGE WTI PRICE                                                $    31.58   $    21.73    $    29.65   $    17.48
AVERAGE NYMEX PRICE                                              $     4.24   $     2.36    $     3.28   $     2.08

AVERAGE SALES PRICE:
     CRUDE OIL ($/BBL)
       United States                                             $    28.10   $    17.67    $    26.19   $    14.17
       Other Western Hemisphere                                  $    26.18   $    15.73    $    26.13   $    11.62
       Eastern Hemisphere                                        $    26.39   $    18.42    $    24.76   $    13.92

     NATURAL GAS ($/MCF)
       United States                                             $     4.18   $     2.12    $     3.23   $     1.94
       Eastern Hemisphere                                        $     1.98   $     1.11    $     1.80   $     1.14
=============================================================    ==========   ==========    ==========   ==========

Oil and gas earnings for the first nine months of 2000 were $1.6 billion, compared with $511 million for the same period of 1999. Oil and gas earnings before special items were $1.6 billion for the first nine months of 2000, compared with $510 million for the first nine months of 1999. Oil and gas earnings for the third quarter of 2000 were $696 million, compared with $280 million for the same period of 1999. Oil and gas earnings before special items were $690 million for the third quarter of 2000, compared with $279 million for the same period of 1999. The 2000 third quarter results included an after-tax gain of $39 million related to the sale of an interest in certain of Occidental's Gulf of Mexico assets, an after-tax gain on a receipt of a contingency payment of $41 million related to a prior year sale of a Dutch North Sea subsidiary, and a pre-tax charge of $74 million for the write-down of various oil and gas assets, real estate and investments.

The increase in earnings for the three and nine months ended September 30, 2000, compared with the same periods in 1999, reflected the impact of higher worldwide crude oil and natural gas prices, higher overall production volumes and lower costs. The higher production volumes were achieved despite the fact that liftings of Colombian crude oil have been significantly reduced since June 2000 due to disruptions of the Cano Limon pipeline. Occidental presently anticipates that it will be able to recover the proved reserves attributable to its contract with the Colombian government in advance of the expiration of such contract, which amount to approximately 3 percent of Occidental's proved oil and gas reserves. The increase in revenues for the three and nine months ended September 30, 2000, compared with the same periods in 1999, reflected the impact of higher worldwide crude oil and natural gas prices, higher domestic oil production as a result of acquisitions, partially offset by lower international oil production, and higher oil and gas trading activity. Approximately 48 percent and 40 percent of oil and gas net sales were attributable to oil and gas trading activities in the first nine months of 2000 and 1999, respectively. The results of oil and gas trading activity were not significant.

Occidental's net price realization as a percentage of benchmark West Texas Intermediate (WTI) prices have significantly improved. The asset restructuring over the last three years has included selling properties with lower net price realizations and adding properties with higher net price realizations. In the third quarter of 2000, Occidental's United States net oil price realization was about 90 percent of WTI prices compared to about 80 percent of WTI prices for the same period in 1999. The third quarter 2000 United States net natural gas price realization was 99 percent of New York Mercantile Exchange (NYMEX) prices compared to 90 percent for the same period in 1999. Oil and gas prices are sensitive to complex factors, which are outside the control of Occidental; therefore, we are unable to predict with certainty the direction, magnitude or impact of future trends in sales prices of oil and gas.

CHEMICAL DIVISION

                                                                                         Periods Ended September 30
                                                                 --------------------------------------------------
                                                                            Three Months                Nine Months
                                                                 -----------------------    -----------------------
Summary of Operating Statistics                                        2000         1999          2000         1999
=============================================================    ==========   ==========    ==========   ==========
MAJOR PRODUCT VOLUMES (M TONS)
     Chlorine                                                           690          819         2,294        2,347
     Caustic                                                            825          847         2,470        2,390
     Ethylene Dichloride                                                128          254           674          768
     PVC Resins                                                         413          505         1,350        1,444

MAJOR PRODUCT PRICE INDEX (BASE 1987-1990  = 1.0)
     Chlorine                                                          1.72         0.85          1.60         0.73
     Caustic                                                           0.59         0.54          0.66         0.68
     Ethylene Dichloride                                               1.22         1.07          1.57         0.79
     PVC Resins                                                        0.99         0.73          0.99         0.64
=============================================================    ==========   ==========    ==========   ==========

Chemical earnings for the first nine months of 2000 were $224 million, compared with $89 million for the same period of 1999. Chemical earnings before special items were $344 million for the first nine months of 2000, compared with $77 million for the first nine months of 1999. Chemical earnings for the third quarter of 2000 were $47 million, compared with $44 million for the same period of 1999. The results for the first nine months of 2000 include a $120 million pre-tax charge resulting from the decision to exit several chemical intermediate businesses. The 1999 nine month results included a second quarter gain of $12 million related to the sale of a chemical plant by an equity affiliate.

The increase in earnings before special items for the nine months of 2000, compared with the same period in 1999, is due to higher prices for polyvinyl chloride resins (PVC), ethylene dichloride, vinyl chloride monomer and chlorine. Partially offsetting these increases were higher raw material and feedstock costs. The increase in earnings for the three months of 2000, compared to the same period in 1999, is due to higher prices for PVC and chlorine mostly offset by higher raw material and feedstock costs.

CORPORATE AND OTHER

Divisional earnings include charges and credits in lieu of U.S. federal income taxes. In the first nine months of 2000 and 1999, divisional earnings were (reduced) or benefited by $(27) million and $44 million, respectively, from (charges) and credits allocated. This included (charges) and credits of $(39) million and $12 million at oil and gas and chemical, respectively, in the first nine months of 2000 and $32 million and $12 million at oil and gas and chemical, respectively, for the first nine months of 1999. The charges in 2000 relate to the previously discussed sale of an interest in the subsidiary that owned the Gulf of Mexico shelf assets and to the receipt of contingency payments related to a prior year sale of a Dutch North Sea subsidiary. The higher 1999 amounts related to the asset transactions with UNOCAL which are discussed below under the caption Financial Condition, Liquidity and Capital Resources.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $1.7 billion for the first nine months of 2000, compared with net cash provided of $509 million for the same period of 1999. The increase in the 2000 amount is primarily attributed to higher net income before special items.

Occidental's net cash used by investing activities was $3.0 billion for the first nine months of 2000, compared with net cash provided by $1.0 billion for the same period of 1999. The 2000 amount primarily reflected the $3.6 billion cost of the Altura acquisition partially offset by pre-tax asset sale proceeds mainly from the sale of Occidental's 29.2 percent interest in CanOxy for approximately $800 million, the transfer of a production payment interest from Occidental's share of gas production from its Gulf of Mexico shelf assets totaling $280 million, of which $273 million was received to date, and the sale of an interest in the subsidiary that holds certain of the Gulf of Mexico assets for approximately $62 million. The 1999 amount included the proceeds from the $1.4 billion note receivable received in connection with the sale of MidCon, Occidental's natural gas pipeline subsidiary. The 1999 amount also reflected net cash used of $113 million in connection with the formation of a PVC resin partnership. Capital expenditures for the first nine months of 2000 were $608 million, including $518 million in oil and gas and $84 million in chemical. Capital expenditures were $383 million for the first nine months of 1999, including $306 million in oil and gas and $74 million in chemical.

Financing activities provided net cash of $1.4 billion in the first nine months of 2000, compared with cash used of $1.5 billion for the same period of 1999. The 2000 amount mainly reflects proceeds of $2.4 billion from non-recourse debt, debt payments of $731 million and cash dividends paid of $276 million. The 1999 amount reflected the use of the proceeds from the $1.4 billion note receivable and $508 million of net proceeds from the issuance of the Trust Preferred Securities to repay outstanding debt and for the payment of dividends of $272 million.

On November 1, 2000, Occidental announced it had agreed to farm out part of its interest in its Block 15 operations in Ecuador to Alberta Energy Company Ltd. of Calgary (AEC). AEC will earn a 40 percent interest in the block and will assume certain capital costs through 2004. Occidental will remain the operator of Block 15.

On November 1, 2000, Occidental announced it completed the sale of its Durez phenolic resins and compounding businesses and assets to Sumitomo Bakelite Co., Ltd. The net after-tax proceeds of approximately $120 million from the sale will be applied to Occidental's debt reduction program. Manufacturing facilities included in the sale are located in Niagara Falls, New York; Kenton, Ohio; Fort Erie, Ontario, Canada; and Genk, Belgium. There was no significant gain or loss on this transaction.

On October 17, 2000, Occidental entered into an agreement with BP Amoco (BP) to obtain BP's interest in a carbon dioxide field in New Mexico and related pipelines in exchange for Occidental's interest in the Milne Point oil field in Alaska, together with additional cash consideration. This transaction, which is subject to regulatory approval, is expected to be completed in the fourth quarter.

On October 2, 2000, Olin Corporation announced that the previously announced letter of intent among it, Occidental, and Occidental Chemical Corporation, with respect to the possible formation of a chlor-alkali business joint venture, expired by its own terms and was not renewed.

On August 15, 2000, Occidental completed agreements with respect to two transactions with Apache Corporation (Apache) involving Occidental's interests in the Continental Shelf of the Gulf of Mexico (GOM). In one transaction, Occidental agreed to transfer a production payment interest from its share of future gas production from these GOM interests for approximately $280 million. In the second transaction, Occidental agreed to sell an interest in the subsidiary that holds the GOM assets for approximately $62 million, with an option for Apache to purchase additional interests for $44 million over the next four years. As a result of these transactions, and the consequent elimination of a portion of Occidental's responsibility for abandonment liabilities, Occidental recorded an after-tax gain of $39 million.

On May 8, 2000, Occidental completed an agreement to sell its producing properties in Peru to Pluspetrol. In connection with this transaction, Occidental recorded an after-tax charge of approximately $29 million in December 1999 to write-down the properties to their fair values.

On April 24, 2000, Occidental completed the acquisition of THUMS, an oil producing entity, for approximately $68 million. The acquisition adds approximately 95 million barrels of net oil reserves and approximately 25,000 barrels per day of net oil production to Occidental's growing California operations.

On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura, the largest oil producer in Texas. Occidental, through its subsidiaries, paid approximately $1.2 billion to the sellers, affiliates of BP Amoco plc and Shell Oil Company, to acquire the common limited partnership interest and control of the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership borrowed approximately $2.4 billion, which has recourse only to the Altura assets. The partnership also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and are entitled to certain distributions from the partnership. As a result of the acquisition, which is valued at approximately $3.6 billion, Occidental's worldwide oil and gas production is expected to increase in 2000 by approximately 135,000 barrels per day of oil equivalent, or 9 percent, to an average of approximately 465,000 barrels of oil equivalent per day over the entire year versus 425,000 barrels per day in 1999. Proved reserves at Altura were 850 million barrels of oil equivalent at December 31, 1999. This acquisition will bring Occidental's proved reserves to approximately 2.2 billion barrels of oil equivalent.

On April 18, 2000, Occidental completed the sale of its 29.2 percent stake in CanOxy for gross proceeds of approximately $1.2 billion Canadian, following approval of the sale by CanOxy stockholders. Of Occidental's 40.2 million shares of CanOxy, 20.2 million were sold to the Ontario Teachers Pension Plan Board and 20 million to CanOxy. In addition, Occidental and CanOxy exchanged their respective 15 percent interests in joint businesses of approximately equal value, resulting in Occidental owning 100 percent of an oil and gas operation in Ecuador and CanOxy owning 100 percent of sodium chlorate operations in Canada and Louisiana. After-tax proceeds from the CanOxy disposition together with tax benefits from the disposition of the Peru producing properties totaled approximately $700 million and were applied to the acquisition of Altura and THUMS.

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

Effective April 30, 1999, Occidental and The Geon Company (now "PolyOne Corporation") (Geon) formed two partnerships. Occidental has a 76 percent interest in the PVC commodity resin partnership, OxyVinyls, LP (OxyVinyls), which is the larger of the partnerships, and a 10 percent interest in a PVC powder compounding partnership. OxyVinyls also has entered into long-term agreements to supply PVC resin to Geon and VCM to Occidental and Geon. In addition, as part of the transaction, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to Geon.

During the third quarter of 2000, Occidental repurchased some of its outstanding public debt securities in open market transactions, with principal balances totaling $127 million, at current market prices. Occidental recorded an after-tax extraordinary gain of $1 million that resulted from these purchases.

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

In January 1999, a subsidiary of Occidental issued $525 million of 8.16 percent Trust Preferred Securities due in 2039, for net proceeds of $508 million. The net proceeds were used to repay commercial paper. The Trust Preferred Securities balances reflected in the consolidated financial statements at September 30, 2000 and December 31, 1999 are net of issue costs and also reflect amortization of a portion of the issue costs, and the repurchase during 2000 and 1999 of 555,760 shares and 937,436 shares, respectively, with liquidation values of $13.9 million and $23.4 million, respectively.

Occidental expects to have sufficient cash in 2000 for its operating needs, capital expenditure requirements, dividend payments and debt repayments. Occidental currently expects to spend, in total, approximately $900 million on its 2000 capital spending program, of which approximately $750 million has been allocated to the oil and gas division and approximately $150 million has been allocated to the chemical division. Available but unused lines of committed bank credit totaled approximately $2.1 billion at September 30, 2000 and December 31, 1999.

Occidental had a target of reducing total debt by $2.0 billion by the end of 2000. In April, total debt, which includes the Trust Preferred Securities and the obligation under natural gas delivery commitment, but excludes the initial $2.4 billion of non-recourse debt, reached a pro forma level of $6.6 billion, mainly resulting from $1.2 billion of short-term borrowings to finance the cash cost of the Altura acquisition. Since April, Occidental has reduced total debt by approximately $2.1 billion, with about $1.0 billion generated from asset sales and $1.1 billion from internal cash flow. Included in the debt reduction is a $320 million reduction in the non-recourse debt related to

Altura. Even though Occidental has exceeded its debt reduction target, Occidental expects to continue to reduce its debt level in the last quarter of the year through internal cash flow and asset sales proceeds.

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

As of September 30, 2000, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 125 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 125 sites include 34 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability. Of the remaining 91 sites, Occidental has denied involvement at 10 sites and has yet to determine involvement in 20 sites. With respect to the remaining 61 of these sites, Occidental is in various stages of evaluation, and the extent of liability retained by Maxus Energy Corporation is disputed at 2 of these sites. For 53 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 53 sites include 11 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 8 of the 61 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND FORWARD-LOOKING INFORMATION

Portions of this report contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity and cash flows. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations for oil, gas and chemicals; competitive pricing pressures; higher than expected costs including feedstocks; the supply/demand considerations for Occidental's products; any general economic recession domestically or internationally; regulatory uncertainties; and not successfully completing any development of new fields, expansion, capital expenditure, efficiency improvement, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "believes" or "expect", that convey the uncertainty of future events or outcomes. Occidental undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended September 30, 2000 there were no material changes in the information provided under Item 305 of Regulation S-K included under the caption "Derivative Activities" as part of Occidental's Management's Discussion and Analysis section of Occidental's 1999 Annual Report on Form 10-K.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of Occidental's 1999 Annual Report on Form 10-K,
Item 3 of Part II of Occidental's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000 and Note 11 to the consolidated condensed financial statements in Part I hereof.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2000 and 1999

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2000 and 1999 and the five years ended December 31, 1999

               27 Financial data schedule for the nine-month period ended September 30, 2000 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)


          (b)  Reports on Form 8-K

               During the quarter ended September 30, 2000, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated June 28, 2000 (date of earliest event reported), filed on July 13, 2000, for the purpose of reporting, under Item 5, the signing of a letter of intent with Olin Corporation to form a partnership.

               2. Current Report on Form 8-K dated July 19, 2000 (date of earliest event reported), filed on July 20, 2000, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended June 30, 2000 and Occidental's agreement to monetize its Gulf of Mexico assets.


               From September 30, 2000 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated October 18, 2000 (date of earliest event reported), filed on October 18, 2000, for the purpose of reporting, under Item 5, Occidental's results of operations for the quarter ended September 30, 2000 and under Item 9, text and financial schedules from Occidental's third quarter conference call.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        OCCIDENTAL PETROLEUM CORPORATION







DATE: November 13, 2000                 S. P. Dominick, Jr.
                                        ----------------------------------------
                                        S. P. Dominick, Jr., Vice President and
                                        Controller (Chief Accounting and Duly
                                        Authorized Officer)

                                  EXHIBIT INDEX

EXHIBITS
--------

   11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2000 and 1999

   12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2000 and 1999 and the five years ended December 31, 1999

   27 Financial data schedule for the nine-month period ended September 30, 2000 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)