Form 10-K
period 2000-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2001-03-09
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d)       [ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934                  of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000             FOR THE TRANSITION PERIOD FROM    TO

                          COMMISSION FILE NUMBER 1-9210

                        OCCIDENTAL PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization        Delaware
I.R.S. Employer Identification No.                                  95-4035997
Address of principal executive offices                              10889 Wilshire Blvd., Los Angeles, CA
Zip Code                                                            90024
Registrant's telephone number, including area code                  (310) 208-8800

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
10 1/8% Senior Notes due 2001                                       New York Stock Exchange
10 1/8% Senior Debentures due 2009                                  New York Stock Exchange
9 1/4% Senior Debentures due 2019                                   New York Stock Exchange
Oxy Capital Trust I 8.16% Trust Originated Preferred Securities     New York Stock Exchange
Common Stock                                                        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.
[X] YES      [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on February 28, 2001, was approximately $8.8 billion, based on the closing price on the New York Stock Exchange composite tape of $23.99 per share of Common Stock on February 28, 2001. Shares of Common Stock held by each executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

At February 28, 2001, there were approximately 370,304,584 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement, filed in connection with its April 20, 2001, Annual Meeting of Stockholders, are incorporated by reference into Part III.

                TABLE OF CONTENTS

PART I                                                                                                      Page
ITEMS 1 AND 2   Business and Properties..................................................................   1
                General..................................................................................   1
                Segment Information......................................................................   1
                Oil and Gas Operations...................................................................   1
                Chemical Operations......................................................................   5
                Capital Expenditures.....................................................................   11
                Employees................................................................................   11
                Environmental Regulation.................................................................   11
ITEM 3          Legal Proceedings........................................................................   11
                Environmental Proceedings................................................................   11
ITEM 4          Submission of Matters to a Vote of Security Holders......................................   12
                Executive Officers of the Registrant.....................................................   12

PART II
ITEM 5          Market for Registrant's Common Equity and Related Stockholder Matters....................   13
ITEM 6          Selected Financial Data..................................................................   14
ITEM 7          Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Incorporating Item 7A).......................................................   14
                2000 Business Environment................................................................   14
                Strategic Overview and Review of Business Results - 1998 - 2000..........................   15
                2001 Outlook.............................................................................   19
                Income Summary...........................................................................   19
                Segment Operations.......................................................................   19
                Special Items............................................................................   21
                Consolidated Operations - Revenues.......................................................   21
                Consolidated Operations - Expenses.......................................................   22
                Liquidity and Capital Resources..........................................................   22
                Analysis of Financial Position...........................................................   23
                Acquisitions, Dispositions and Commitments...............................................   25
                Derivative Activities....................................................................   27
                Taxes....................................................................................   28
                Lawsuits, Claims, Commitments, Contingencies and Related Matters.........................   28
                Environmental Expenditures...............................................................   28
                Foreign Investments......................................................................   29
                Accounting Changes.......................................................................   29
                Safe Harbor Statement Regarding Outlook and Other Forward-Looking Data...................   30
                Report of Management.....................................................................   30
ITEM 8          Financial Statements and Supplementary Data..............................................   31
                     Report of Independent Public Accountants............................................   31
                     Consolidated Statements of Operations...............................................   32
                     Consolidated Balance Sheets.........................................................   33
                     Consolidated Statements of Stockholders' Equity.....................................   35
                     Consolidated Statements of Comprehensive Income.....................................   35
                     Consolidated Statements of Cash Flows...............................................   36
                     Notes to Consolidated Financial Statements..........................................   37
                     Quarterly Financial Data (Unaudited)................................................   62
                     Supplemental Oil and Gas Information (Unaudited)....................................   64
                Financial Statement Schedule:
                     Schedule II - Valuation and Qualifying Accounts.....................................   69
ITEM 9          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....   70

PART III
ITEM 10         Directors and Executive Officers of the Registrant.......................................   70
ITEM 11         Executive Compensation...................................................................   70
ITEM 12         Security Ownership of Certain Beneficial Owners and Management...........................   70
ITEM 13         Certain Relationships and Related Transactions...........................................   70

PART IV
ITEM 14         Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................   70

PART I
ITEMS 1 AND 2    BUSINESS AND PROPERTIES

GENERAL
     Occidental Petroleum Corporation, a Delaware corporation ("Occidental"), explores for, develops, produces and markets crude oil and natural gas. Occidental also manufactures and markets basic chemicals, including chlorine, caustic soda, and ethylene dichloride ("EDC"), vinyls, including polyvinyl chloride ("PVC") resins and vinyl chloride monomer ("VCM"), through its 76 percent interest in Oxy Vinyls, LP ("OxyVinyls"), and specialty chemicals. Occidental conducts its operations through various oil and gas and chemical subsidiaries and affiliates. Occidental also has an interest in petrochemicals through its 29.5 percent ownership in Equistar Chemicals, LP ("Equistar"). Occidental's executive offices are located at 10889 Wilshire Boulevard, Los Angeles, California 90024; telephone (310) 208-8800.

     Effective May 21, 1986, Occidental became the successor to a California corporation of the same name organized in 1920. As used herein, the term "Occidental" refers to Occidental alone or together with one or more of its subsidiaries.

     During 2000, Occidental continued its program to redeploy assets in its worldwide oil and gas and chemical segments. For additional information regarding these developments, see the information appearing below under the captions "Oil and Gas Operations", "Chemical Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report below.

  SEGMENT INFORMATION
     Occidental's principal businesses constitute two industry segments, the operations of which are described below. For information with respect to the revenues, net income and assets of Occidental's industry segments and of its operations in various geographic areas for each of the three years in the period ended December 31, 2000, see Note 16 to the Consolidated Financial Statements of Occidental ("Consolidated Financial Statements"), which is included in this report, and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

OIL AND GAS OPERATIONS
MAJOR ACQUISITIONS AND DISPOSITIONS IN 2000

     On April 18, 2000, Occidental sold its 29.2 percent common stock interest in Canadian Occidental Petroleum Ltd., now renamed Nexen Inc. ("CanadianOxy" or "Nexen") to CanadianOxy and the Ontario Teachers' Pension Plan Board for gross proceeds of approximately $1.2 billion Canadian. In addition, Occidental acquired CanadianOxy's interest in Occidental's oil producing properties in Ecuador.

     On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura Energy Ltd. from the sellers, BP Amoco plc ("BP") and Shell Oil Company. Altura Energy Ltd. was renamed Occidental Permian Ltd. ("OPL"), and this business was combined operationally with Occidental's existing holdings in the Permian Basin of southwest Texas and southeast New Mexico. The OPL acquisition added over 850 million barrels of proved net oil reserves and about 142,000 barrels per day of net oil production, both on a BOE basis. In December, Occidental obtained a low cost source of carbon dioxide for its floods in the Permian Basin by completing its swap of its Milne Point oil assets in Alaska for BP's interest in the Bravo Dome CO2 unit in New Mexico.

     On April 24, 2000, Occidental completed the acquisition of ARCO Long Beach Inc., the owner of the operator of the Long Beach Unit in the Wilmington Field, California, known as THUMS ("THUMS"), for approximately $68 million in cash. The acquisition added approximately 95 million barrels of proved net oil reserves and approximately 25,000 barrels per day of net oil production.

     On August 15, 2000, Occidental completed agreements with respect to two transactions with Apache Corporation involving Occidental's interests in the Continental Shelf of the Gulf of Mexico ("GOM").

     On November 1, 2000, Occidental completed a farm-out of a 40 percent economic interest in Block 15 in Ecuador to Alberta Energy Company Ltd. ("AEC"). AEC will earn its 40 percent interest through the payment of certain capital costs through 2004 and Occidental will remain the operator.

EXPLORATION AND PRODUCTION
GENERAL
     Through its subsidiaries, Occidental produces or participates in the production of crude oil, condensate and natural gas in the United States, Colombia, Ecuador, Oman, Pakistan, Qatar, Russia and Yemen. Occidental is also conducting exploration and development activities in several of these countries, as well as in Albania, Indonesia and Peru.

COMPARATIVE OIL AND GAS RESERVES AND PRODUCTION
Oil in millions of barrels; natural gas in billions of cubic feet

                                            2000                             1999                             1998
============================  ===============================  ===============================  ===============================
                                 OIL        GAS      TOTAL(a)     OIL        GAS      TOTAL(a)     OIL        GAS      TOTAL(a)
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    U.S. Reserves                1,346      2,094      1,695        464      1,806        765        445      1,898         761
    International Reserves         457        116        476        573         86        587        621        251         663
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Total                    1,803      2,210      2,171      1,037      1,892      1,352      1,066      2,149       1,424
                              =========  =========  =========  =========  =========  =========  =========  =========  =========

    U.S. Production                 63        241        104         27        242         67         29        224          66
    International Production        62         18         65         85         19         89         88         32          94
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Total                      125        259        169        112        261        156        117        256         160
============================  =========  =========  =========  =========  =========  =========  =========  =========  =========

(a) Natural gas volumes have been converted to equivalent barrels based on energy content of 6,000 cubic feet (one thousand cubic feet shall be referred to as an "Mcf") of gas to one barrel of oil.

RESERVES
     At December 31, 2000, Occidental's oil and gas reserve base, on a barrels of oil equivalent ("BOE") basis, was 2.171 billion equivalent barrels, compared with 1.352 billion equivalent barrels at December 31, 1999. In 2000, Occidental, excluding the effect of acquisitions and sales, replaced 119 percent of 2000 worldwide combined oil and natural gas production, on a BOE basis, of 169 million barrels. Proved reserve additions from all sources, including the net effect of acquisitions and property sales, replaced 588 percent of 2000 production. Occidental's consolidated worldwide net proved developed and undeveloped reserves of crude oil and condensate were 1.803 billion barrels at year-end 2000, compared with 1.037 billion barrels at year-end 1999. Domestic reserves of crude oil and condensate increased to 1.346 billion barrels at year-end 2000, compared with 464 million barrels at year-end 1999, while international crude oil reserves decreased to 457 million barrels from 573 million barrels at year-end 1999. This calculation of reserve additions does not take into account dispositions of approximately 183 million barrels of oil equivalent of proved reserves in Peru, Ecuador and the GOM during 2000. Worldwide net proved developed and undeveloped reserves of natural gas were approximately 2.2 trillion cubic feet ("Tcf") at year-end 2000, with 2.1 Tcf attributable to domestic operations. Worldwide net proved developed and undeveloped natural gas reserves were about 1.9 Tcf at the end of 1999.

COMPETITION
     As a producer of crude oil and natural gas, Occidental competes with numerous other producers, as well as with non-petroleum energy producers. Crude oil and natural gas are commodities that are sensitive to prevailing conditions of supply and demand and generally are sold at "spot", contract prices or on exchange traded futures markets. Occidental competes through the cost-efficient development and production of its worldwide oil and gas reserves and through acquiring contracts for the exploration of blocks in areas with known oil and gas deposits. Occidental also pursues opportunities to increase production through enhanced oil recovery projects and strategic acquisitions. In recent years, Occidental has focused domestic exploration and development efforts on core assets in California, the Permian Basin and Hugoton, and has focused its international exploration and development efforts on core assets in Qatar, Yemen and Colombia.
     Occidental's oil and gas operations are affected by international, foreign, federal, state and local laws and regulations relating to, among other things, increases in taxes and royalties, production limits and environmental matters.
     Portions of Occidental's oil and gas assets outside North America are exposed to varying degrees of political and economic risk. Occidental conducts its financial affairs so as to mitigate its exposure against such risks. At December 31, 2000, the carrying value of Occidental's oil and gas assets in countries outside North America aggregated approximately $1.7 billion, or approximately 9 percent of Occidental's total assets at that date. Approximately $1.2 billion of such assets were located in the Middle East, and approximately $271 million of such assets were located in Latin America. Substantially all of the remainder was located in Russia and Pakistan.

OIL AND GAS PRODUCTION AND MARKETING
     Net daily worldwide oil and condensate production in 2000 averaged 343,000 barrels per day, compared with 306,400 barrels per day in 1999, and net worldwide natural gas production averaged 708 million cubic feet ("MMcf") per day, compared with 714 MMcf per day in 1999. International operations accounted for approximately 54 percent of Occidental's oil production, while approximately 93 percent of gas production came from the United States. On a BOE basis, Occidental produced 461,000 net barrels per day in 2000 from operations in 8 countries, including the United States (but excluding Peru, where producing operations were sold in 2000).

     In February 1998, Occidental entered into a fifteen-year contract with Tosco Corporation ("Tosco") through which Tosco purchases the majority of Occidental's interest in the gross oil production of Elk Hills at market-related prices.

     Net daily domestic oil and condensate production averaged approximately 172,000 barrels in 2000, compared with 72,800 barrels in 1999. The 2000 production is net of approximately 9,000 barrels per day assigned pursuant to a pre-sale agreement. The main reasons for the increase in domestic oil production are the OPL and THUMS acquisitions. See "Oil and Gas Operations - Major Acquisitions and Dispositions in 2000". Net daily domestic production of natural gas averaged 659 MMcf in 2000, compared with 662 MMcf in 1999.
     Occidental's average sales price for domestic crude oil was $26.66 per barrel in 2000, compared with $15.81 in the previous year. The average domestic natural gas sales price in 2000 was $3.66 per Mcf, compared with $2.09 per Mcf during 1999.
     Set forth below are descriptions of the important production areas for Occidental. These producing areas are the United States, the Middle East and Latin America. Following this discussion is a description of other international operations.

UNITED STATES
     Occidental produces crude oil and natural gas, principally in California, the Permian Basin and the Hugoton area encompassing portions of Kansas, Oklahoma and Texas.

     Gross crude oil production at the Elk Hills field in California averaged approximately 59,000 barrels of oil per day in 2000, including natural gas liquids production of 12,500 barrels per day, with gas sales averaging approximately 377 MMcf of gas per day. Occidental is the operator of Elk Hills. Chevron USA is the other unit interest holder, with an approximate 22 percent interest.

     The THUMS properties offshore Long Beach, California are currently averaging about 25,000 net barrels of oil production per day.
     Including the Elk Hills and THUMS producing properties, Occidental has a very significant acreage position in California, comprising almost 850,000 acres. Additional properties include exploration properties in the southern San Joaquin valley around Elk Hills and Buena Vista Hills. Occidental also has gas production in the Sacramento valley.

     Occidental continues to own an interest in the Horn Mountain prospect in the deepwater GOM, with first production expected in 2002. BP is the operator.

     The Altura properties have been integrated with Occidental's existing Permian Basin operation so that OPL today operates more than 14,000 wells in Southwest Texas and Southeast New Mexico. During the fourth quarter of 2000, OPL combined production averaged 163,000 BOE per day.
     A large number of OPL's fields are CO2 floods, in which CO2 is injected into worked-over fields as a tertiary recovery technique. These fields account for approximately 50% of OPL's production. Through injection of CO2, the recovery of oil and liquids is greatly improved. CO2 flooding is the most common tertiary enhanced oil recovery flooding method used in light oil reservoirs. In this process, CO2 acts as a solvent to overcome forces that trap oil within the rock matrix, helping sweep the immobile oil remaining after primary or secondary recovery. Soluble in crude oil at higher pressure, CO2 swells the oil, thereby reducing viscosity and making it more mobile. Rock and fluid characteristics for most reservoirs in the Permian Basin make them ideal targets for CO2 projects.
     Occidental has recently added to its Permian portfolio BP's 75 percent working interest in the Bravo Dome CO2 Unit in northern New Mexico, which encompasses 910,000 net acres and has gross CO2 production of 315 MMcf per day.

     Occidental owns a large concentration of gas reserves, production and royalty interests in the Hugoton area. Net production from these fields during 2000 averaged 168 MMcf of gas per day or approximately one-fourth of the domestic total. Occidental has approximately 701 billion cubic feet of gas reserves and 9 million barrels of oil reserves in the Hugoton area.
     Occidental has various agreements to supply certain gas marketing companies with volumes ranging from 38,100 million British thermal units ("MMBtu") down to 1,482 MMBtu per day from 2001 through 2010. Prices under the different agreements are based on market-sensitive prices, contract prices, or energy equivalent crude oil prices, some with a yearly escalation provision.

MIDDLE EAST
     Occidental has implemented a development plan to increase production and reserves from the Idd el Shargi North Dome field ("ISND") in Qatar. Occidental is the operator of the field and is completing development of the field's three main reservoirs. Gross production in 2000 averaged approximately 95,000 barrels per day under OPEC quotas, compared with approximately 98,300 barrels per day for 1999. Occidental has also entered a production sharing agreement to develop and operate, as a satellite, the Idd el Shargi South Dome field ("ISSD"), 15 miles south of the ISND field. Production began in the fourth quarter of 1999 and has increased from under 2,000 gross barrels of oil per day at the end of 1999 to over 10,000 gross barrels per day at the end of 2000. Average net production from the combined assets (ISND and ISSD) decreased to 49,000 gross barrels per day from 57,800 barrels per day in 1999. As is expected with a production sharing arrangement, Occidental's contractual share of production fluctuates as the market price of the crude oil changes, decreasing as the market price of crude oil goes up and increasing as the market price goes down.
     Net proved developed and undeveloped reserves for ISND are presently estimated by Occidental to be approximately 131 million barrels, compared with 140 million barrels at December 31, 1999. Net proved developed and undeveloped reserves for ISSD are presently estimated by Occidental to be approximately 23 million barrels, compared with 24 million barrels at the end of 1999. Each year reserve estimates are based on Occidental's estimated percentage share of remaining production from the field pursuant to the terms of the applicable production sharing agreement.

     Occidental owns a 38 percent working interest in the 310,000 acre Masila Block in Yemen. Occidental's net share under the Masila production-sharing contract was 27,000 barrels per day in 2000, compared to 30,000 barrels per day in 1999. The decrease in net production in 2000 was due to the increase in market prices for crude oil, as the contractual net share of production is inversely related to such prices. The impact of higher prices on net share more than offsets the higher share entitlement resulting from increases in gross production in Masila to 217,000 barrels per day in 2000 from 209,000 barrels per day in 1999.

     Occidental also owns a 28.6 percent working interest in the East Shabwa Block. Occidental's net share under the East Shabwa production sharing contract averaged 5,000 barrels per day in 2000, compared to 1,850 barrels per day in 1999.

     In Yemen, Occidental has added new exploration blocks that complement the existing production operations in Masila and East Shabwa. Occidental recently announced exploration activity in four northern border blocks adjacent to Saudi Arabia and Block 20 in the west central part of the country. In addition, Occidental recently signed production sharing agreements for Block 44 (70 percent participating interest), located just to the north of Masila in the Suyun-Masila Basin, and Block 59 (40 percent participating interest) along the Yemen-Saudi border in northern Yemen. Both of these production sharing agreements are awaiting government ratification, which is expected shortly.

     In Oman, Occidental is the operator, with a 65 percent working interest, of Block 9, which contains the Safah field and six small fields along the southern border of the block. Occidental's net share of production from the block in 2000 averaged approximately 9,000 barrels per day of crude oil, compared with 14,650 barrels per day in 1999. As with Occidental's properties in Qatar and Yemen, the contractual net share of production fluctuates inversely with the market prices of oil. Occidental is also pursuing exploration opportunities in Block 27.

LATIN AMERICA
     Occidental conducts exploration and production operations in Colombia under contracts with Ecopetrol, the Colombian national oil company. These contracts cover the producing Cano Limon area in the Llanos region of northeastern Colombia, one exploration area in the Llanos fold belt and an exploration area in the Llanos Foreland. After giving effect to a government royalty, Occidental's net share of existing production is 35 percent. All of Occidental's share of production is exported through a trans-Andean pipeline system operated by Ecopetrol that carries crude oil to an export terminal at Covenas. Occidental has an approximate 44 percent ownership interest in the pipeline and marine terminal, both of which are operated by Ecopetrol. Gross production from Occidental's Cano Limon area declined to approximately 93,000 barrels per day in 2000, compared with 125,000 barrels per day in 1999. The reduction is due primarily to a natural decline and to pipeline disruptions stemming from insurgent activity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Occidental's net share of production decreased to 32,000 barrels per day in 2000, compared with 43,300 barrels per day in 1999, reflecting the lower gross production.

     Occidental obtained exploration and exploitation rights to the Siriri (formerly Samore) block in 1992, and is the operator and would have an approximate 33 percent net working interest after determination of commerciality. As a result of concerns raised by a tribe of indigenous people called the U'wa, Occidental voluntarily relinquished the southern 75 percent of the block in 1998. The Colombian government more than tripled the size of the U'wa reservation. The U'wa, who number approximately 4,000 people, now control a territory that is 70 percent of the size of Rhode Island. Occidental's drilling operations are outside the revised U'wa reservation. A Colombian government commission, including a representative of the U'wa, inspected Occidental's drill site and issued a report that concluded that Occidental is in full compliance with all regulations and requirements specified in its environmental license. Drilling began in the Siriri block in November 2000 and was in progress at year-end. Occidental expects to complete drilling of the Gibraltar exploration well later this year.

     In Ecuador, Occidental operates the 494,000 acre Block 15, in the Oriente Basin, under a production sharing agreement, converted in 1999 from a risk-service contract. Six oil fields were discovered from 1985 to 1992. Net production was approximately 17,000 barrels per day in 2000, compared with net production of approximately 15,300 barrels per day in 1999. Occidental acquired an additional 15 percent interest from Nexen early in 2000, and farmed out a 40 percent economic interest to AEC in November 2000.

     Both Occidental and AEC are members of a consortium of producers that have formed an independent pipeline company to build a new heavy oil pipeline in Ecuador. Ecuador is currently pipeline-capacity constrained, so the new pipeline is expected to foster oil development. The independent pipeline company has signed an agreement with the government to build a 500-kilometer pipeline from the interior Oriente Basin to the coast of Ecuador over a two-year period. The pipeline is expected to make it feasible for Occidental to develop the potentially significant Eden Yuturi field it discovered several years ago in the southeastern edge of Block 15.

OTHER INTERNATIONAL OPERATIONS
     Occidental also has important oil and gas exploration and production assets in other areas of the world. Set forth below are descriptions of Occidental's properties in Pakistan, Russia and Indonesia.

EXPLORATION
     In addition to the exploration activities described above, Occidental is also engaged in active exploration in Albania, Peru and Indonesia.
     In Indonesia, Occidental has a 22.9 percent interest in the Berau Block, offshore Irian Jaya, where five major natural gas discoveries have been made by Occidental and BP, the operator. The Berau Block discoveries, together with BP's Wiriagar Block discovery, are expected to contain sufficient natural gas to justify construction of a multi-train liquid natural gas ("LNG") project slated for start-up in the next several years. Certain fields in the Berau and Wiriagar Blocks, together with the Muturi Block operated by British Gas, are expected to be unitized before project approval, and Occidental expects to own an approximate 16 percent interest in the overall project. The partners in this project, led by Pertamina, the Indonesian national oil company, are seeking buyers for the LNG. This project will involve significant expenditures and several years will be required to complete project development.
     In addition, Occidental holds exploration rights in the Central Indus Gas Basin of southern Pakistan totaling 2.9 million acres, and contiguous to the producing property described below.

PRODUCTION
     In southern Pakistan, Occidental has working interests in the three Badin Blocks, which vary from 25 to 30 percent. In 2000, the blocks produced a net share of 6,000 barrels of oil per day and 49 MMcf of gas per day, compared to 5,700 barrels of oil per day and 45 MMcf of gas per day in 1999. Development drilling should help maintain production at current rates.

     In Russia, Occidental owns a 50 percent interest in a joint venture company, Vanyoganneft, in the western Siberian oil basin. During 2000, gross production averaged 54,000 barrels per day, which was approximately the same level of production as in 1999. Approximately 44 percent of Occidental's share of the oil was exported in 2000.

RESERVES, PRODUCTION AND RELATED INFORMATION
     See Note 17 to the Consolidated Financial Statements and the information under the caption "Supplemental Oil and Gas Information" in Item 8 of this report for information with respect to Occidental's oil and gas reserves, the production from and other changes in such reserves, the discounted present value of estimated future net cash flows therefrom, certain costs and other financial and statistical information regarding Occidental's oil and gas exploration and production operations. Estimates of reserves have been made by Occidental engineers and include reserves under which Occidental holds an economic interest under service contracts and other arrangements. Occidental's crude oil reserves include natural gas liquids and condensate. The reserves are stated after applicable royalties. The definitions used are in accordance with applicable Securities and Exchange Commission regulations. Accordingly, proved oil and gas reserves are those estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty will be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Unless otherwise stated, all references to reserves are made on a net basis. On May 8, 2000, Occidental reported to the U.S. Department of Energy on Form EIA-28 proved oil and gas reserves at December 31, 1999.

CHEMICAL OPERATIONS
GENERAL
     Occidental conducts its chemical operations through Occidental Chemical Corporation and its various subsidiaries and affiliates (collectively, "OxyChem"). OxyChem is a chemical manufacturer, with interests in basic chemicals, vinyls, petrochemicals and specialty chemicals. OxyChem owns its interest in petrochemicals through its Equistar investment. OxyChem's operations are affected by cyclical economic factors and by specific chemical industry conditions.
     OxyChem's products are commodity in nature. They are equivalent to products manufactured by others that are generally available in the marketplace and are produced and sold in large volumes to industrial customers for use as raw materials. Many of OxyChem's products are both sold to others and further processed by OxyChem into other chemical products. OxyChem's operations are affected by environmental regulation and associated costs. See the information appearing under the caption "Environmental Expenditures" in this report.

ALLIANCES AND STRATEGIC DEVELOPMENTS
     In 1998, Occidental acquired an interest in Equistar, a petrochemical partnership. Lyondell Chemical Company owns 41 percent of Equistar, while Millennium Chemicals, Inc. and Occidental Petroleum Corporation each own 29.5 percent. Equistar is one of the largest producers of ethylene, propylene and polyethylene in the world today with an annual capacity of more than 11 billion pounds of ethylene and more than six billion pounds of polyethylene. Its principal worldwide competition includes Exxon Mobil Chemical Company, Dow Chemical Company and Shell. Equistar is the second largest producer of ethylene in North America. Headquartered in Houston, Equistar has 17 manufacturing facilities along the United States Gulf Coast and in the Midwest, including an approximate 1,400 mile ethylene/propylene distribution system which spans the Texas Gulf Coast.

     Equistar supplies the ethylene requirements (up to 2.55 billion pounds per year) for OxyChem's chlor-alkali business and OxyVinyls' business.

     OxyChem and The Geon Company, now known as PolyOne Corporation ("PolyOne"), formed the OxyVinyls partnership, combining the commodity PVC resin and VCM assets of both companies, and two chlor-alkali and co-generation plants of OxyChem. Ownership is shared between OxyChem and PolyOne on a 76 percent and 24 percent basis, respectively. The partners also formed a smaller partnership, PVC Powder Blends, LP, a powder compounding business in which OxyChem owns a 10 percent interest.

     OxyVinyls has annual capacities of 4.4 billion pounds of PVC resin, 4.8 billion pounds of VCM and 0.9 million tons of chlor-alkali electrochemical units. Because chlorine and caustic soda are co-products, the chemical industry uses electrochemical units as a standard metric corresponding to one ton of chlorine and approximately 1.1 tons of caustic soda. The manufacturing plants of OxyVinyls are described on page 9.

     In connection with the sale of CanadianOxy shares in April 2000, Occidental transferred to CanadianOxy its interest in two sodium chlorate chemicals partnerships controlled by CanadianOxy.

     In June of 2000, OxyChem announced its decision to withdraw from several of its chemical intermediates businesses principally located in Niagara Falls, NY and Ashtabula, Ohio. Most of the Niagara Falls production units have been shut down and discussions are underway concerning the sale or disposal of these assets and the remaining chemical intermediates businesses. As part of the initiative, OxyChem sold its Chlorowax(R) chlorinated paraffins business in October 2000.

     Effective July 14, 2000, OxyChem sold its 45 percent interest in Aqua Clear, a manufacturer and re-packager of water treatment chemicals for swimming pools, to a subsidiary of Great Lakes Chemical.

     Effective October 31, 2000, OxyChem sold its interest in the Durez phenolic resins and compound business to its joint venture partner Sumitomo Bakelite Co. Ltd. Operations sold included the following plant properties: Niagara Falls, New York; Kenton, Ohio; Fort Erie, Ontario, Canada; and Genk, Belgium. In addition, OxyChem sold its share in joint ventures in Canada, Japan, Singapore and Indonesia.

     On November 29, 2000, an OxyChem subsidiary purchased a 28.6 percent interest in OxyMar (representing .7 billion pounds of VCM capacity), a Texas general partnership that owns the Ingleside, Texas VCM facility operated by OxyChem. The interest was purchased from U.S. VCM Corporation, an affiliate of Marubeni Corporation, which continues to own a 21.4 percent interest and remains a 50 percent partner for corporate governance purposes. OxyVinyls owns the remaining 50 percent interest.

BASIC CHEMICALS
     OxyChem's basic chemicals group manufactures and markets inorganic chemicals, including high-volume commodity products. Chlorine and caustic soda are supplied to a large list of manufacturers, including those in the pulp and paper, plastics, water-purification, bleach and sanitation industries. Major EDC plants at Corpus Christi, Texas, and Convent, Louisiana, use part of the chlorine production from OxyChem's adjacent chlor-alkali facilities and ethylene from Equistar's nearby olefins plants. The principal manufacturing plants of basic chemicals are described in the chart below. EDC is used primarily in making VCM, the raw material used in the production of PVC. Potassium hydroxide, or caustic potash, is used by fertilizer, soap and detergent and rubber manufacturers. It also is used by an OxyChem joint venture with Church & Dwight Co., Inc. to produce potassium carbonate.

SPECIALTY CHEMICALS
     OxyChem produces organic and inorganic compounds, intermediate chemicals and chlorinated isocyanurates, as well as certain specialty resins and PVC film products that were not contributed to the commodity business of OxyVinyls. Specialty performance chemicals are produced for the plastics, metal-plating, wood, water sanitation and food-service industries. In addition, OxyChem's performance chemical products business and Occidental's INDSPEC Holding Corporation ("INDSPEC") subsidiary focus on smaller-volume specialty and intermediate chemical markets. INDSPEC is a leading manufacturer of resorcinol. Resorcinol is a binding agent principally used in tires and as a flame retardant.

PRINCIPAL PRODUCTS
OxyChem produces the following chemical products:

                        Principal Products                              Major Uses
                        ---------------------------------------------   ---------------------------------------------------------
Basic Chemicals         Chlor-alkali chemicals:
                           Chlorine                                     Raw material for vinyl chloride monomer, chemical
                                                                        manufacturing, pulp and paper production, water treatment

                           Caustic soda                                 Chemical manufacturing, pulp and paper production,
                                                                        cleaning products

                           Potassium chemicals                          Glass, fertilizers, cleaning products and rubber
                           (including potassium hydroxide and,
                           through its Armand Products joint
                           venture with Church & Dwight,
                           potassium carbonate)
                        ---------------------------------------------   ---------------------------------------------------------
                        Ethylene dichloride ("EDC")                     Raw material for vinyl chloride monomer
                        ---------------------------------------------   ---------------------------------------------------------
Specialty Chemicals     Sodium silicates                                Soaps and detergents, catalysts, paint pigments
                        ---------------------------------------------   ---------------------------------------------------------
                        Chrome chemicals                                Metal and wood treatments, leather tanning
                        ---------------------------------------------   ---------------------------------------------------------
                        Chlorinated isocyanurates                       Swimming pool, household and industrial disinfecting
                                                                        and sanitizing products
                        ---------------------------------------------   ---------------------------------------------------------
                        Polyvinyl chloride ("PVC") resin and films      Resins for flooring, medical gloves and other flexible
                                                                        vinyl applications. Calendered films for automotive,
                                                                        packaging, and consumer products
                        ---------------------------------------------   ---------------------------------------------------------
                        Mercaptans                                      Warning agents for natural gas and propane and raw
                                                                        material for agricultural chemical intermediates
                        ---------------------------------------------   ---------------------------------------------------------
                        Antimony oxide                                  Flame retardant synergist and catalysts
                        ---------------------------------------------   ---------------------------------------------------------
                        Resorcinol                                      Tire manufacture, wood adhesives and flame retardant
                                                                        synergist
                        ---------------------------------------------   ---------------------------------------------------------
Vinyls (through         Vinyl chloride monomer ("VCM")                  Raw material for polyvinyl chloride
   its 76 percent
   interest in
   OxyVinyls)
                        ---------------------------------------------   ---------------------------------------------------------
                        Polyvinyl chloride resin                        PVC pipe for municipal, plumbing and electrical uses.
                                                                        External construction materials such as window and door
                                                                        profiles, fencing, and decking. Flooring, medical and
                                                                        automotive products, wire and cable insulation, and
                                                                        packaging.
                        ---------------------------------------------   ---------------------------------------------------------
Petrochemicals          Ethylene                                        Raw material for production of polyethylene, EDC
   (through its                                                         (precursor to VCM) and for ethylene oxide and ethylene
   29.5 percent                                                         oxide derivatives such as ethylene glycols
   interest in
   Equistar)
                        ---------------------------------------------   ---------------------------------------------------------
                        Benzene                                         Raw material for production of styrene, phenolic
                                                                        polymers and nylon
                        ---------------------------------------------   ---------------------------------------------------------
                        Propylene                                       Raw material for production of polypropylene and
                                                                        acrylonitrile
                        ---------------------------------------------   ---------------------------------------------------------
                        Ethylene glycols, ethylene oxide and            Polyester products, antifreeze and brake fluids
                        ethylene oxide derivatives
                        ---------------------------------------------   ---------------------------------------------------------
                        Polyethylene                                    Grocery and trash bags, food packaging films, plastic
                                                                        bottles and containers
                        ---------------------------------------------   ---------------------------------------------------------
                        Polypropylene                                   Carpet fibers, injection molding applications
                        ---------------------------------------------   ---------------------------------------------------------

     Based on internal market assessments, including reviews of statistics in chemical industry publications, Occidental believes that during 2000, it was the largest merchant marketer of chlorine and caustic soda and the largest producer of chrome chemicals in North America. Through its 76 percent interest in OxyVinyls, Occidental is the largest producer of PVC resins and the second-largest producer of VCM in North America, and, through its 29.5 percent interest in Equistar, Occidental is North America's second largest producer of ethylene. In addition, based on these assessments, Occidental believes that it is the world's largest producer of potassium hydroxide, chlorinated isocyanurate products and resorcinol, the world's largest marketer of EDC, the second-largest producer of antimony oxide, the third-largest producer of mercaptan warning agents, and the second-largest producer of sodium silicates in North America.

RAW MATERIALS
     Nearly all raw materials utilized in OxyChem's operations are readily available from a variety of sources. Most of OxyChem's key raw materials purchases are made through both short and long-term contracts. OxyChem is not dependent on any single nonaffiliated supplier for a material amount of its raw material or energy requirements. Although earnings have been adversely affected by higher natural gas, electricity and feedstock prices for most of the past year, operations have not been curtailed as a result of any supply interruptions.

PATENTS, TRADEMARKS AND PROCESSES
     OxyChem owns and licenses a large number of patents and trademarks and uses a variety of processes in connection with its operations, some of which are proprietary and some of which are licensed. OxyChem does not regard its business as being materially dependent on any single patent or trademark it owns or licenses or any process it uses.

SALES AND MARKETING
     OxyChem's products are sold to industrial users or distributors located in the United States, largely by its own sales force. OxyChem sells its products principally at current market or current market-related prices through both short and long-term sales agreements. Except for sales in the export market, OxyChem generally does not use spot markets to sell products.
     No significant portion of OxyChem's business is dependent on a single customer. However, Occidental has entered into significant supply arrangements with certain of its affiliates. In 2000, PolyOne purchased goods and services (principally pursuant to PVC resin and VCM sale contracts at market-related prices) from OxyVinyls valued at in excess of $300 million. Consequently, changes in demand by PolyOne will impact OxyVinyls. In addition, OxyChem and OxyVinyls purchased ethylene at market-related prices from Equistar pursuant to a sales contract valued at approximately $630 million in 2000. Finally, OxyMar, which is owned in part by OxyChem and OxyVinyls, sold VCM resin at market-related prices valued at approximately $300 million to Occidental affiliates in 2000. In general, OxyChem does not manufacture its products against a backlog of firm orders.

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

PROPERTIES
     As of December 31, 2000, OxyChem, which is headquartered in Dallas, Texas, operated 28 chemical product-manufacturing facilities in the United States. Many of the larger facilities are located in the Gulf Coast areas of Texas and Louisiana. In addition, OxyChem operates eight chemical product-manufacturing facilities in four foreign countries; its largest investment is in Brazil. A number of additional facilities process, blend and store the chemical products. OxyChem owns or leases an extensive fleet of railroad cars.
     All of OxyChem's manufacturing facilities are owned, except for a portion of OxyVinyls' plant at La Porte, Texas, which is leased on a long-term basis. The charts below list the principal facilities and plant capacities of the basic chemicals group, specialty chemicals group and OxyVinyls.

BASIC AND OXYVINYLS
Principal Products and U.S. Production Capacities at December 31, 2000(a)

                                             Chlorine             Caustic Soda           Caustic Potash                      EDC
Plants                                         (Tons)                   (Tons)                   (Tons)     (millions of pounds)
----------------------------   ----------------------   ----------------------   ----------------------   ----------------------
BASIC
-----
Mobile, Alabama                                48,000                                            75,000
Muscle Shoals, Alabama                        151,000                                           238,000
Delaware City, Delaware                       146,000                  123,000                  110,000
Convent, Louisiana                            389,000                  435,000                                             1,500
Taft, Louisiana                               750,000                  861,000
Niagara Falls, New York                       335,000                  371,000
Ingleside, Texas (b)                          604,000                  676,000                                             1,500
----------------------------   ----------------------   ----------------------   ----------------------   ----------------------
Total                                       2,423,000                2,466,000                  423,000                    3,000
============================   ======================   ======================   ======================   ======================

(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.
(b) Plant assets also comprise an interest in an electric power co-generation facility.

                                             Chlorine             Caustic Soda                      VCM               PVC Resins
Plants                                         (Tons)                   (Tons)     (millions of pounds)     (millions of pounds)
----------------------------   ----------------------   ----------------------   ----------------------   ----------------------
OXYVINYLS
---------
Louisville, Kentucky                                                                                                         585
Pedricktown, New Jersey                                                                                                      360
Deer Park, Texas (b)                          377,000                  422,000                    1,275                      555
Ingleside, Texas (c)                                                                              2,300
LaPorte, Texas (b)                            525,000                  589,000                    2,400
Pasadena, Texas                                                                                                            2,020
----------------------------   ----------------------   ----------------------   ----------------------   ----------------------
Total                                         902,000                1,011,000                    5,975                    3,520
============================   ======================   ======================   ======================   ======================

(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.
(b)  Plant assets also comprise an electric power co-generation facility.
(c) OxyMar owns plant (78.6% with OxyChem affiliates; 21.4% with Marubeni affiliate).

SPECIALTY CHEMICALS
Principal Products and U.S. Production Capacities(a)

Plants                                                                         Product         Capacity(a) Volumes
----------------------------------------------------------   -------------------------   -------------------------
ACL; Illinois and Louisiana                                  Chlorinated Isocyanurates                  122 mm lbs
Chrome; North Carolina                                                    Chromic Acid                 47,000 tons
Chrome, North Carolina                                               Sodium Bichromate                114,000 tons
INDSPEC; Pennsylvania                                                       Resorcinol                   52 mm lbs
Laurel Industries; Texas                                                Antimony Oxide                   33 mm lbs
Natural Gas Odorizing; Texas                                                Mercaptans                   20 mm lbs
PVC; Pennsylvania                                                           PVC Resins                  213 mm lbs
Silicates; Georgia/Ohio/Texas/Illinois/New Jersey/Alabama             Sodium Silicates                730,000 tons
----------------------------------------------------------   -------------------------   -------------------------

(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.

INTERNATIONAL
Principal Products (in metric tons) and Production Capacities(a)

                                                                                                           Basic
                                          % Oxy                    Caustic                                 Chrome       PVC
Country      Location                   Ownership     Chlorine       Soda      Vinyl Film       EDC        Sulfate     Resins
----------   ------------------------   ----------   ----------   ----------   ----------   ----------   ----------  ---------
Brazil       Cubatao                           50%      253,000      284,000                   144,000
Brazil       Rio de Janeiro                   100%                                 34,000
Canada       Niagara Falls, Ontario            76%                                                                     256,000
Canada       Scotford, Alberta                 76%                                                                     154,000
Chile        Talcahuano                       100%       52,000       59,000
Thailand     Bangkok (b)                       49%       46,000       52,000                                 12,000
Thailand     Rayong                            49%                                                                      25,000
--------------------------------------------------   ----------   ----------   ----------   ----------   ----------  ---------
Total                                                   351,000      395,000       34,000      144,000       12,000    435,000
==================================================   ==========   ==========   ==========   ==========   ==========  =========

(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.
(b)  The facilities in Bangkok comprise two separate and distinct plants.

CAPITAL EXPENDITURES
     Occidental's oil and gas operations, based on depletable resources, are capital intensive, involving large-scale expenditures. In particular, in the search for and development of new reserves, long lead times are often required. In addition, Occidental's oil and gas and chemical businesses require capital expenditures to remain competitive and to comply with safety and environmental laws. Occidental's capital expenditures for its ongoing businesses totaled approximately $952 million in 2000, $601 million in 1999, and $1.074 billion in 1998, exclusive of the acquisition cost of Elk Hills, OPL, THUMS and the noncash consideration for other acquisitions. The 2000 amount included capital expenditures aggregating $791 million for oil and gas, $155 million for chemical and $6 million for corporate and other. Occidental's total capital expenditures, exclusive of acquisitions, if any, for 2001 are expected to approximate $1.1 billion, with $1 billion allocated to oil and gas operations and $100 million to chemical operations.

EMPLOYEES
     Occidental and its subsidiaries employed 8,791 people at December 31, 2000, of whom 6,761 were located in the United States. Occidental employed 2,494 persons in oil and gas operations and 5,355 persons in chemical operations. An additional 269 people were employed at corporate headquarters and 99 at other Occidental subsidiaries. In addition, 574 people were employed by Oxy Services, Inc., Occidental's shared services subsidiary, and are currently based primarily in Dallas, Houston and Los Angeles. Approximately 771 U.S. based employees are represented by labor unions.
     Occidental has a long-standing policy to ensure that fair and equal employment opportunities are extended to all persons without regard to race, color, religion, ethnicity, gender, national origin, disability, age, sexual orientation, veteran status or any other legally impermissible factor. Occidental maintains diversity and outreach programs.

ENVIRONMENTAL REGULATION
     Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations are also subject to environmental protection laws. Applicable U.S. laws include the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act ("Superfund"), the Resource Conservation and Recovery Act, as amended by the Hazardous and Solid Waste Amendments, the Clean Air Act, the Federal Water Pollution Control Act, and similar state environmental laws. The laws that require or address environmental remediation may apply retroactively to previous waste disposal practices and, in many cases, the laws apply regardless of fault, legality of the original activities or ownership or control of sites. Occidental and certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites. Also, Occidental and certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites, including, in some instances, having been named as defendants, as potentially responsible parties ("PRPs"), or as both defendants and PRPs under the federal Superfund law. These proceedings seek remediation, funding for remediation, or both, and, in some cases, compensation for alleged personal injury or property damage, punitive damages and civil penalties, aggregating substantial amounts.
     Occidental has accrued reserves for its environmental liabilities. As of December 31, 2000 and 1999, Occidental had environmental reserves of approximately $402 million and $454 million, respectively. Occidental made no provision for additional environmental reserves in 1998 or 1999, but in 2000 made a provision for reserves of $23 million in respect of the OPL acquisition.
     Occidental's estimated operating expenses in 2000 relating to compliance with environmental laws and regulations governing ongoing operations were approximately $74 million, compared with $64 million in 1999 and $70 million in 1998. In addition, capital expenditures for environmental compliance were $38 million in 2000, compared with $36 million in 1999 and $56 million in 1998. The 2000 amount included $20 million in the oil and gas division and $18 million in the chemical division. Occidental presently estimates that divisional capital expenditures for environmental compliance (including environmental control facilities) will be in the range of $40 million for each of 2001 and 2002.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of Occidental's security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

                            Age at
                            February 28,
Name                        2001           Positions with Occidental and Subsidiaries and Five-Year Employment History
-------------------------   ------------   -------------------------------------------------------------------------------
Dr. Ray R. Irani            66             Chairman of the Board of Directors and Chief Executive Officer since 1990;
                                           President from 1984 to 1996; Chief Operating Officer from 1984-1990; Director since 1984; member of Executive Committee.
Dr. Dale R. Laurance        55             President since 1996; Chairman and Chief Executive Officer of Occidental Oil and
                                           Gas Corporation since 1999; 1990-1996, Executive Vice President and Senior
                                           Operating Officer; 1984-1990, Executive Vice President -- Operations; Director
                                           since 1990; member of Executive Committee.
Stephen I. Chazen           54             Chief Financial Officer and Executive Vice President -- Corporate Development
                                           since 1999; 1994-1999, Executive Vice President -- Corporate Development.
Donald P. de Brier          60             Executive Vice President, General Counsel and Secretary since 1993.
Richard W. Hallock          56             Executive Vice President -- Human Resources since 1994.
J. Roger Hirl               69             Executive Vice President since 1984; Director since 1988; President and Chief
                                           Executive Officer of Occidental Chemical Corporation since 1991.
John W. Morgan              47             Executive Vice President -- Operations since 1998; 1991-1998, Vice President --
                                           Operations.
Howard Collins              57             Vice President -- Public Relations since 1993.
Samuel  P.  Dominick, Jr.   60             Vice President and Controller since 1991.
James R. Havert             59             Vice President and Treasurer since 1998; 1992-1998, Senior Assistant Treasurer.
Kenneth J. Huffman          56             Vice President -- Investor Relations since 1991.
Anthony R. Leach            61             Vice President Finance since 1999; 1991-1999, Executive Vice President and Chief
                                           Financial Officer.
Robert M. McGee             54             Vice President since 1994; President of Occidental International Corporation
                                           since 1991.
Lawrence P. Meriage         58             Vice President -- Communications and Public Affairs since 2000; 1995-2000, Vice
                                           President -- Executive Services and Public Affairs of Occidental Oil and Gas
                                           Corporation.
Richard A. Swan             53             Vice President -- Health, Environment and Safety since 1995; 1991-1995, Director --
                                           Investor Relations.
Aurmond  A.  Watkins, Jr.   58             Vice President -- Tax since 1991.

The current term of office of each Executive Officer will expire at the April 19, 2001, organizational meeting of the Occidental Board of Directors or at such time as his successor shall be elected.

PART II
ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TRADING PRICE RANGE AND DIVIDENDS
     There is hereby incorporated by reference the quarterly financial data appearing under the caption "Quarterly Financial Data" and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in this report. Occidental's common stock was held by approximately 74,175 stockholders of record at December 31, 2000, with an estimated 133,000 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded principally on the New York Stock Exchange and also is listed on certain foreign exchanges. The quarterly financial data on pages 62 and 63 of this report set forth the range of trading prices for the common stock as reported on the composite tape of the New York Stock Exchange and quarterly dividend information.
     The quarterly dividend rate for the common stock is $.25 per share. On February 8, 2001, a dividend of $.25 per share was declared on the common stock, payable on April 15, 2001 to stockholders of record on March 9, 2001. The declaration of future cash dividends is a business decision made by the Board of Directors from time to time, and will depend on Occidental's financial condition and other factors deemed relevant by the Board.

ITEM 6    SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA                                       Occidental Petroleum Corporation
Dollar amounts in millions, except per-share amounts                                               and Subsidiaries

For the years ended December 31,                               2000        1999        1998        1997        1996
=======================================================   =========   =========   =========   =========   =========
RESULTS OF OPERATIONS(a)
    Net sales                                             $  13,574   $   7,820   $   6,805   $   8,325   $   8,278
    Income from continuing operations                     $   1,569   $     568   $     325   $     217   $     514
    Net income(loss)                                      $   1,570   $     448   $     363   $    (390)  $     668
    Earnings(loss) applicable to common stock             $   1,571   $     442   $     346   $    (478)  $     575
    Basic earnings per common share from
      continuing operations                               $    4.26   $    1.58   $     .88   $     .39   $    1.30
    Basic earnings(loss) per common share                 $    4.26   $    1.24   $     .99   $   (1.43)  $    1.77
    Diluted earnings(loss) per common share               $    4.26   $    1.24   $     .99   $   (1.43)  $    1.73

    Earnings before special items(b)                      $   1,326   $     253   $     104   $     691   $     643

FINANCIAL POSITION(a)
    Total assets                                          $  19,414   $  14,125   $  15,252   $  15,291   $  14,981
    Long-term debt, net and non-recourse debt             $   5,185   $   4,368   $   5,367   $   4,925   $   4,511
    Trust Preferred Securities and preferred stock        $     473   $     486   $     243   $   1,177   $   1,331
    Common stockholders' equity                           $   4,774   $   3,523   $   3,120   $   3,109   $   3,809

    Dividends per common share                            $    1.00   $    1.00   $    1.00   $    1.00   $    1.00

AVERAGE SHARES OUTSTANDING (thousands)                      368,973     355,381     350,173     334,341     323,782
-------------------------------------------------------   ---------   ---------   ---------   ---------   ---------

(a) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements" for information regarding accounting changes, asset acquisitions and dispositions, discontinued operations, and charges for asset write-downs, litigation matters, environmental remediation and other costs and other special items affecting comparability.
(b) Earnings before special items reflect adjustments to net income(loss) to exclude the after-tax effect of certain infrequent transactions that may affect comparability between years. See the "Special Items" table for the specific nature of these items in 2000, 1999 and 1998. Management believes the presentation of earnings before special items provides a meaningful comparison of earnings between years to the readers of the consolidated financial statements. Earnings before special items is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCORPORATING ITEM 7A)

2000 BUSINESS ENVIRONMENT
OIL AND NATURAL GAS INDUSTRY
     During 2000, West Texas Intermediate ("WTI") crude oil traded in a wide range, dipping briefly below $24/bbl in April and above $37/bbl in September. The highest prices were seen in the third and fourth quarter, but they slipped considerably in December, ending the year at under $27/bbl. However, average crude oil prices for the year were slightly above $30/bbl, the highest annual average since 1983. Overall, the crude oil market continues to indicate uncertainty, both in long-term direction and in short-term price equilibrium.
     NYMEX domestic natural gas prices were also volatile in 2000, ranging from approximately $2.20/thousand cubic feet ("Mcf") to $10.00/Mcf. Natural gas prices finished the year very strong, with the fourth quarter averaging over $5/Mcf, more than double the average prices in the first quarter. A supply shortage, depleting inventories and an early winter all combined to raise gas prices to record levels.

CHEMICAL INDUSTRY
     In the first half of 2000, the chemical industry experienced strong product demand and overall economic growth, but in the second half experienced a slowdown in product demand that triggered significant inventory corrections among customers and distributors. In the second half of 2000, the U.S. economy started showing signs of softening in the housing, auto and other consumer products related industries. Also, U.S. exports of major commodities were constrained as Asia and Latin America continued to struggle to improve domestic demand. The combination of high energy and feedstock costs and reduced product demand decreased profit margins significantly.
     Domestic chlorine demand increased in 2000 over 1999 due to overall strong chlorine demand in chemicals, other than vinyls. Chlorine pricing improved in the first quarter through the third quarter before falling as fourth quarter demand dropped. Caustic soda prices declined through the first three quarters due to over-supply, but strengthened significantly in the fourth quarter as supply became limited due to major cutbacks in chlorine production. Polyvinyl chloride ("PVC") prices continued to improve during the first half before reaching a peak in June. Then prices weakened as a combination of poor demand and inventory corrections took hold.

STRATEGIC OVERVIEW AND REVIEW OF BUSINESS RESULTS - 1998 - 2000

STRATEGY
     Occidental's strategy is unchanged since 1997 and consists of two basic elements:

o Shift corporate assets to large, long-lived oil and gas assets with growth potential

     Occidental will continue to swap or sell marginal assets or assets that are nearing the end of their economic life cycle and replace them with assets such as Altura and Elk Hills that give it critical mass in its core markets.
     Occidental also refocused its exploration and enhanced recovery programs to concentrate primarily in the U.S., the Middle East and Latin America.

o    Harvest cash from chemicals

     To invest in profitable growth opportunities and support debt reduction, Occidental enhanced its position in core chemical product markets by entering into strategic alliances that have resulted in cost saving synergies.

SPECIFIC ACTIONS
OIL AND GAS
     In implementing its strategy, Occidental has significantly strengthened its operations in the U.S., Middle East and Latin America.
     By concentrating on large assets in these core areas, Occidental has used economies of scale to reduce operating costs and improve margins.
     Occidental has taken a series of steps since 1997 to improve overall domestic oil and gas performance - beginning with the 1998 acquisition of the Elk Hills field in California. Each action is discussed below in the "Business Review." Occidental also consolidated its operations by focusing on 5 states and exiting 11 others. Occidental has interests in California, Kansas, New Mexico, Oklahoma and Texas, with California and Texas being the primary areas of focus. Occidental is no longer active in Alabama, Alaska, Arkansas, Colorado, Louisiana, Mississippi, Montana, North and South Dakota, Utah and Wyoming.
     Outside the U.S., Occidental reduced the number of countries in which it was involved from 24 in 1997 to 10 in 2000. Today, Occidental operates in Albania, Colombia, Ecuador, Indonesia, Oman, Pakistan, Peru, Qatar, Russia and Yemen. Occidental sold producing properties in Venezuela, the Dutch North Sea and Peru and exited Angola, China, Egypt, Gabon, Hungary, Ireland and Vietnam, among others. Occidental also completed asset swaps that strengthened its position in its core areas. These are discussed below by individual country.

CHEMICALS
     In its chemicals business, Occidental focused on the chlorovinyls chain where it takes ethylene and chlorine, which is co-produced with caustic soda, and converts them through a series of intermediate products into PVC. Additionally, to strengthen its position along the chlorovinyls chain, Occidental entered into two major business alliances: in 1999, a vinyls partnership with Geon (now known as "PolyOne") named Oxy Vinyls, LP ("OxyVinyls"); and in 1998 a petrochemicals investment in Equistar Chemicals, LP ("Equistar").

CORPORATE
     Occidental sold all the shares of MidCon Corp ("MidCon"), its natural gas transmission and marketing business, and exchanged a related note for a total of $3.5 billion in January 1998. Given the prospects for limited growth in its key markets, Occidental concluded that MidCon was a non-strategic asset.
     In addition, Occidental redeemed 15 million preferred shares in March 1998, which saved approximately $58 million annually in preferred stock dividend costs.
     Occidental received $775 million from Chevron in a litigation settlement in November 1999, which was used mainly to reduce high-cost debt.
     In April 2000, Occidental sold its interest in Canadian Occidental Petroleum Ltd., now renamed Nexen Inc. ("CanadianOxy" or "Nexen"). After-tax proceeds, together with tax benefits from the disposition of the Peru producing properties, totaled $700 million and were used in its debt reduction program following the Altura acquisition.

DEBT STRUCTURE
     Occidental's total debt comprises three components, as shown in the table below (amounts in millions):

                           Occidental         Other   Altura Non-
                               Public      Recourse      Recourse
Date                             Debt          Debt          Debt    Total Debt (a)
=======================   ===========   ===========   ===========   ===========
12/31/97                  $     4,965   $     1,361   $        --   $     6,326
12/31/98                  $     5,402   $       776   $        --   $     6,178
12/31/99                  $     4,401   $     1,047   $        --   $     5,448
April 2000*               $     5,766   $     1,009   $     2,400   $     9,175
12/31/00                  $     3,544   $       912   $     1,900   $     6,356
* Pro-forma Post Altura
    Acquisition
-----------------------   -----------   -----------   -----------   -----------

(a) Includes Trust Preferred Securities, natural gas delivery commitment, preferred stock and capital lease obligations, but excludes unamortized discount.

     The table above reflects, on a pro-forma basis, the effect of the $1.2 billion Altura acquisition debt on Occidental's public debt as of April 2000.
     Occidental's public debt at year-end 2000 is more than $1.4 billion below the year-end 1997 level, and more than $850 million below 1999.
     Occidental's other recourse debt, which includes preferred stock and Trust Preferred Securities in the above table, decreased from $1.4 billion in 1997 to $912 million in 2000.
     Compared to the pro-forma debt level in April, after the addition of both the Altura recourse and non-recourse debt, year-end 2000 total debt is approximately $900 million higher than at the end of 1999. For that $900 million increase, net proved reserves increased 60 percent from 1.35 billion BOE at the end of 1999 to 2.17 billion BOE at the end of 2000.

                       Total Debt/Capitalization Ratio (%)
                       -----------------------------------

Date                                    Total Debt/Capitalization Ratio
=====================================   ===============================
12/31/97                                               67
12/31/98                                               66
12/31/99                                               61
April 2000*                                            71
12/31/00                                               57
* Pro-forma Post Altura Acquisition
-------------------------------------   -------------------------------

     Despite reflecting the Altura acquisition during the year, Occidental's year-end 2000 total debt-to-capitalization ratio has declined to approximately 57 percent from the 67 percent level that existed at the end of 1997. The debt-to-capitalization ratio is computed by dividing total debt by total capitalization, excluding minority interest. Occidental intends to achieve additional debt reduction from free cash flow in 2001.

RETURN ON EQUITY

                               Average Years (a)                    Annual(b)
==============   =============================================   =========
                  10 Years     7 Years     5 Years     3 Years        2000
                 ---------   ---------   ---------   ---------   ---------
Return on
  Equity (%)           7.7        10.6        12.9        20.8        37.9
--------------   ---------   ---------   ---------   ---------   ---------

(a) The return on equity for the multi-year periods was calculated by computing the return on equity for each year, using earnings applicable to common stock and the average equity balance, and then averaging the return over the respective periods.
(b) The return in 2000 was calculated by dividing Occidental's 2000 earnings applicable to common stock by the average equity balance in 2000.

     The table above shows Occidental's return on equity for the most recent 10, 7, 5 and 3-year periods, as well as the return for the year 2000. These results include non-recurring items such as asset sales and asset write-downs.
     This table shows significant and steady progress in improving Occidental's returns on equity. The improvement over the last three years reflects the growth of the oil and gas business, higher oil and gas prices and the effect of the special items. These improvements also include an increase in Occidental's equity of over $1.2 billion during 2000.

BUSINESS REVIEW - OIL AND GAS
ALTURA ACQUISITION
     Occidental completed the acquisition of the Altura properties, valued at $3.6 billion, on April 19, 2000. Since the acquisition, the Altura properties have generated approximately $674 million in operating cash flow after capital expenditures.
     Net production averaged 142,000 BOE per day - 7,000 barrels per day more than Occidental initially projected.
     The Altura properties have been successfully integrated with Occidental's existing Permian operations making Occidental the largest oil producer in Texas.

OCCIDENTAL'S PERMIAN BASIN
     Occidental's portfolio of assets in the Permian Basin includes interests in 10 of the 50 largest fields ever discovered in the U.S. and 8 of the 10 largest fields in the Permian Basin. These fields are expected to provide a steady base of long-lived production, as well as an opportunity for expansion through additional enhanced recovery operations.
     With the Altura acquisition, Occidental has become a world leader in CO2 flood technology, an enhanced oil recovery technique. Currently, Occidental has more than 50 active CO2 floods which provide about half of Occidental's production in the Permian Basin.

MILNE POINT - BRAVO DOME SWAP
     Occidental recently swapped its 9 percent interest in the Milne Point field in Alaska operated by British Petroleum ("BP") for BP's 75 percent working interest in the Bravo Dome CO2 unit in northern New Mexico.
     Production of CO2 at Bravo Dome is roughly equal to Occidental's total CO2 requirements in the Permian Basin. Because of third-party sales commitments, Bravo Dome currently meets approximately 50 percent of Occidental Permian's CO2 demand.
     This transaction assures Occidental of a long-term, secure supply of CO2 to support the exploitation of its Permian assets and enhances the value of its Altura investment.

THUMS
     The purchase of the THUMS oil properties in Long Beach, California essentially offset production from the property Occidental sold in Peru. THUMS production generates significantly higher price realizations than the Peru operation and it has a much longer life. At year end, net production was averaging 25,000 barrels per day.

GULF OF MEXICO
     Occidental monetized its interests on the Continental Shelf in the Gulf of Mexico ("GOM"), which would have required significant capital expenditures for future development.

ELK HILLS ACQUISITION
     Elk Hills has generated total free cash flow, after capital expenditures, of approximately $1.27 billion since the acquisition. Beginning in 1999, the first full year that Occidental owned the field, production has held steady at approximately 96,000 BOE per day.
     Since the date of acquisition, Occidental has replaced 114 percent of its total oil and gas production at Elk Hills.
     Additionally, Occidental has succeeded at driving down its costs at Elk Hills. Since gas production in Southern California has been selling at premium prices compared to almost all other domestic markets, the combination of high prices and low costs has resulted in very strong earnings from Elk Hills.

     By the end of 2000, Occidental produced a total of 100 million BOE at Elk Hills since its acquisition in 1998, and the property still has an estimated 438 million BOE of proved reserves.
     Occidental is currently in the early stages of a three-year exploration program that has already achieved positive results. The first test well was successful - yielding 2.5 million gross proved barrels. Production from this discovery has already begun.

MIDDLE EAST
OMAN
     Occidental is the operator on Block 9 in Oman where it is actively developing six fields. Occidental holds a 65 percent interest under a production-sharing agreement and it operates the Safah field in the northwest part of the block and the Wadi Latham/Al Barakah fields in the south-central part. Current gross production is 39,000 barrels of oil per day with more than 9,000 net to Occidental.
     The Safah waterflood is now in its second year. The field remains Occidental's most important development project in Oman and it expects to increase ultimate recovery from the Safah field from 20 percent to 30 percent of the oil in place. Occidental's contract, which runs through 2015, can be extended to 2025 upon completion of the waterflood.
     Occidental is also the operator and owner of a 100 percent oil interest and a 65 percent gas interest in Block 27, where it began to drill the first exploration wells in the fourth quarter of 2000.

PAKISTAN
     Occidental holds interests in the Badin Blocks in Pakistan, which are operated by BP. Current gross production is 58,000 BOE per day. Occidental's net share is approximately 14,000 BOE per day.
     Data obtained from a three-dimensional seismic survey on the Badin Blocks in 1996 and 1997 has significantly increased the success rate for both exploration and development while, at the same time, reducing dry hole costs.
     Current plans call for drilling 13 to 15 wells per year to develop existing and newly developed fields by the end of 2002, and it is also continuing to evaluate additional exploration opportunities.

YEMEN
     In 1998, Occidental swapped its holdings in Malaysia and the Philippines, which had long lead times and intensive capital requirements, for Shell's production interests in Colombia and Yemen. In Yemen, the asset swap allowed Occidental to more than double its interest in the Masila Block, which is operated by Nexen, to a 38 percent working interest. Gross production has increased from 120,000 barrels per day early in 1994, when operations began, to 217,000 barrels per day in 2000. Occidental's net share was approximately 27,000 barrels per day in 2000.
     The current plan is to continue to exploit identified reserves through a focused drilling program over the next five years. Occidental believes this program will maintain gross production at approximately 230,000 barrels per day through 2002.
     In adjacent East Shabwa, production has risen substantially since Occidental acquired its 29 percent interest in 1999 in a swap with Unocal. Current gross production is averaging 28,000 barrels of oil per day from three fields, approximately 6,000 barrels of oil per day net to Occidental, up from 16,000 at the time of the swap. Three-dimensional seismic surveys planned for 2001 will help identify additional exploration objectives in East Shabwa. Occidental is also evaluating exploration acreage.

QATAR
     In Qatar, Occidental's strategy is to continue development of the offshore North Dome and South Dome fields. Since 1994, it has produced about 190 million gross barrels of oil in Qatar. Total year-end 2000 proved oil reserves net to Occidental for both fields are estimated to be approximately 153 million barrels. Combined production for the two fields in 2000 was approximately 105,000 barrels per day gross and approximately 49,000 barrels per day net to Occidental.
     At the North Dome field, Occidental is implementing a waterflood project to develop the Shuaiba reservoir. Occidental expects to complete a water injection plant by the end of the first quarter of 2001 with injection capacity of 160,000 barrels of water per day and it plans to drill 15 wells - 8 producers and 7 injectors - in 2001.
     In 2002, Occidental expects to begin further development of non-Shuaiba reserves.
     Occidental is also evaluating second-generation enhanced-recovery projects at the North Dome field.
     Occidental has completed its evaluation of the South Dome field and has submitted a full field development plan to the government.

SAUDI ARABIA
     The government of Saudi Arabia has decided to open its natural gas sector to foreign investment to help meet the Kingdom's needs for fuel, electric power and water. Occidental was one of the firms invited by Saudi authorities to submit letters of intent to participate in two of the three core natural gas and infrastructure ventures approved for development. Occidental, jointly with Enron, has submitted proposals that include (1) upstream exploration, development and production, (2) midstream gathering, processing and transmission and (3) downstream distribution.

LIBYA
     Occidental is also evaluating a series of opportunities in Libya that focus on returning to operate the assets that it operated before the U.S. government imposed sanctions in 1986. Occidental sees significant potential for enhancing production from these older fields as well as applying state-of-the-art technology to its existing exploration prospects. Occidental has a long track record of success in Libya, but its return is contingent upon a shift in U.S. policy permitting U.S. companies to resume operation of their existing Libyan assets.

LATIN AMERICA
COLOMBIA

     In Colombia, Occidental is pursuing an aggressive drilling program to optimize the recovery of reserves from Cano Limon. Occidental completed 16 development wells in 2000, and expects to complete another 20 wells in 2001 and 11 wells in 2002. Production in 2000 was 93,000 gross barrels of oil per day, 32,000 barrels per day net to Occidental.
     Although liftings have been significantly reduced since June 2000 due to disruptions of the Cano Limon pipeline, Occidental presently anticipates that it will recover the proved reserves attributable to its contract, which amount to less than 3 percent of its worldwide proved oil and gas reserves.
     Occidental began drilling the Gibraltar exploration well in November 2000. The well location is approximately 100 miles west of Cano Limon and less than two miles from a major pipeline that is connected to the export market. The pipeline has a capacity of 250,000 barrels per day and is currently 40 percent full. Occidental expects to complete the well in mid year.

ECUADOR
     Gross production from Occidental's Block 15 interests in Ecuador is currently averaging approximately 30,000 barrels of oil per day, net to Occidental of 17,000 barrels per day.
     Occidental recently farmed out a 40 percent economic interest in Block 15 to Alberta Energy Company Ltd. ("AEC"). This transaction reduces Occidental's business and political risk in Ecuador and is expected to largely fund its capital program in-country for the next four years.
     Both Occidental and AEC are members of a consortium of producers that have formed an independent pipeline company to build a new heavy oil pipeline in Ecuador. Ecuador is currently pipeline-capacity constrained, so the new pipeline is expected to foster oil development. The independent pipeline company has signed an agreement with the government to build a 500-kilometer pipeline from the interior Oriente Basin to the coast of Ecuador over a two-year period. The pipeline is expected to make it feasible for Occidental to develop the potentially significant Eden Yuturi field it discovered several years ago in the southeastern edge of Block 15.

BUSINESS REVIEW - CHEMICALS
     The performance of the chemical business is difficult to forecast from year to year, but when the market is strong, these businesses are capable of contributing strong earnings and cash flow.
     After a strong first half of 2000 in the PVC business, sales declined in the second half as customers began to draw down inventories that had grown with the expectation of higher prices.
     In Occidental's chlor-alkali business, the reduced demand for vinyls in the second half of 2000 has adversely impacted the chlorine market. Chlorine sales and operating rates have declined. Operating rates dropped to 85 percent in the second half - down from 99 percent in the first half of the year.
     Feedstock and energy cost increases adversely affected earnings in the third and fourth quarter.
     The upside to the reduced demand for chlorine is supply shortages in the caustic soda markets where demand has remained stable and prices are increasing.
     Petrochemical prices are expected to remain under increasing pressure with the startup of significant new capacity this year and next from BASF/Fina, Formosa Plastics and Union Carbide/Nova Chemicals. Margins are expected to remain compressed under the pressure of sustained high feedstock costs.
     The primary goal of Occidental's chemicals business is to harvest cash that can be used to reduce debt and to fund new opportunities. As shown below, from 1995 through 2000, total cash flow from the chemicals business was $3.6 billion
- with $2.5 billion in cash after capital expenditures coming from Occidental's core chemical businesses. Asset sales, net of acquisitions, accounted for $1.1 billion.

                        Chemicals Cash Flow - 1995 - 2000
                        ---------------------------------

Operating Cash Flow After Capital Expenditures          $2.5 Billion
Asset Sales, Net of Acquisitions                        $1.1 Billion
                                                        ------------
    Total                                               $3.6 Billion
                                                        ============

SUMMARY OF RESULTS AND PLANS FOR FUTURE GROWTH
     In summary, the strategic moves made in the past three years have resulted in significant growth for Occidental.
     In oil and gas, Occidental's profitability per barrel has grown significantly. Occidental has increased production by a compound annual growth rate of 6 percent and it has increased its reserves-to-production ratio by 40 percent. Upgrading its portfolio of assets has enabled Occidental to improve both oil and gas price realizations. Operating and administrative costs have been reduced significantly since 1997. These actions contributed to substantial improvements in recurring earnings from Occidental's oil and gas business.
     In chemicals, Occidental has delivered the synergies expected from its alliances. When the chemical cycle turns upward, the chemical business will generate more cash flow.
     From its pro-forma high debt level in April, Occidental exceeded its $2 billion debt reduction target for 2000 by an additional $800 million. It has also improved its return on equity. The growth in Occidental's return on equity over the past three years demonstrates that its strategy for creating value is sound.
     Occidental has ongoing growth initiatives within its base assets to achieve the kind of growth necessary to exceed its financial targets. In oil and gas, it will rely on a three-pronged strategy that encompasses enhanced oil recovery, exploration and acquisitions. In enhanced oil recovery, Occidental has focused on two core areas - the Middle East and Latin America - where it has a long history of success. In exploration, Occidental has a focused program targeting opportunities in its core areas in the U.S., the Middle East and Latin America.
     The commodity chemicals industry is currently under the pressure of high energy prices and soft demand. When the industry begins to recover, Occidental expects its core operations to generate strong cash flow.
     Overall, however, higher energy prices are a significant net benefit to Occidental's earnings and cash flow.

2001 OUTLOOK
OIL AND NATURAL GAS
     The petroleum industry is a highly competitive business subject to significant volatility due to numerous external market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand and the availability of supply.
     While fundamentals are a decisive factor affecting crude oil prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, which make it difficult to accurately predict oil and natural gas prices. However, weather patterns do have a more immediate effect, particularly on natural gas prices. In the United States, the initially severe 2000-2001 winter season increased demand for natural gas, and tight supply led to very low inventory levels. Inventories at the end of 2000 were at their lowest levels for that time of year since 1993.
     Gas production in California of approximately 300 million cubic feet per day accounts for about 45 percent of Occidental's total U.S. gas production. The California border and the Henry Hub prices are usually close in value. In the late fall of 2000, the price differential between Henry Hub and the California border began to increase driving California prices higher than the NYMEX index. The reasons behind the increased differential are complex, but the change is due partially to supply disruptions caused when a major pipeline transporting gas from the southwestern states to California was temporarily out of commission. Subsequently, a myriad of other factors contributed to a further widening in the differential that exceeded $3.00 in December and remains volatile on a day-to-day basis.
     Since there is a time lag of one month between Occidental's gas production and recorded sales, the results from high gas prices in December 2000 will have a significant impact on the company's financial performance in the first quarter of 2001. The combination of high gas prices and low inventory levels, which continue in the first quarter of 2001, and the unique characteristics of the California gas market, is expected to result in higher average gas price realizations for Occidental in 2001 than in 2000.

CHEMICAL
     The widely reported slowdown in the U.S. economy reduced operating rates in petrochemicals and Occidental's chlor-alkali/vinyls business to the low 80 percent level. These low operating rates are continuing in the first quarter. Normally, the chemical industry is profitable when operating rates range from the high 80 to low 90 percent levels. Under current conditions, Occidental is unable to pass through to its customers the full cost of higher electricity and natural gas prices.
     Although overall pricing may improve in the chemical segment in the second half of 2001, from the decline experienced in the second half of 2000, higher energy and feedstock costs and lower demand would continue to have a negative effect on chemical margins. Specific comments by sub-segment are given below.

CHLOR-ALKALI
     Domestic demand for chlorine is expected to grow approximately 2 percent in 2001, but industry capacity additions are expected to limit operating rates. Caustic soda markets should remain tight until the vinyls demand for chlorine strengthens.
     Chlorine prices peaked early in the third quarter of 2000 due to strong global demand for ethylene dichloride ("EDC") and strong domestic demand for PVC in the first half of the year. Later in the third quarter, reduced demand for chlorine resulted in falling prices and reduced operating rates. Liquid caustic soda demand remained steady and prices increased due to the reduced supply. This trend of increasing prices for liquid caustic and declining prices for chlorine is expected to continue in 2001. Occidental announced February 21, 2001 that it will temporarily suspend production at its Convent, Louisiana, chlor-alkali and EDC plant, effective February 28, 2001. The decision was made in response to sharply higher costs for raw materials, particularly ethylene feedstock and electricity. The facility will remain idle until economic conditions improve.

VINYLS
     For 2001, demand is expected to increase from second half 2000 levels. However, overall growth will remain modest, tempered by higher energy costs and lower consumer confidence. Excess PVC resin is expected to be available, and operating rates constrained, as the marketplace begins to absorb new capacity from the staged startup of the industry's major new PVC plant addition in Louisiana. Overall, vinyls margins are expected to decline.

PETROCHEMICALS (EQUISTAR)
     Industry forecasts project continued pressure on margins due to continued high feedstock costs combined with weak demand and capacity additions in the industry.

INCOME SUMMARY
     Occidental reported net income of $1.6 billion ($4.26 per share) in 2000, on net sales of $13.6 billion, compared with net income of $448 million ($1.24 per share) in 1999, on net sales of $7.8 billion. Earnings before special items were $1.3 billion in 2000 and $253 million in 1999.

SEGMENT OPERATIONS
     The following discussion of Occidental's two operating segments and corporate items should be read in conjunction with Note 16 to the Consolidated Financial Statements.

     Segment earnings exclude interest income, interest expense, unallocated corporate expenses and extraordinary items, but include gains and losses from dispositions of segment assets and results from equity investments.
     Foreign income and other taxes and certain state taxes are included in segment earnings on the basis of operating results. U.S. federal income taxes are not allocated to segments except for amounts in lieu thereof that represent the tax effect of operating charges resulting from purchase accounting adjustments, and the tax effects resulting from major, infrequently occurring transactions such as asset dispositions and legal settlements that relate to segment results. Segment earnings in 2000 were affected by $25 million from net charges allocated comprising $32 million of charges and $7 million in credits in oil and gas and chemical, respectively. Segment earnings in 1999 were affected by $212 million from net charges allocated comprising $228 million of charges and $16 million of credits in oil and gas and chemical, respectively. The oil and gas amount included a charge related to the income on the Chevron litigation settlement and a credit for losses on sales of assets. Segment earnings in 1998 were affected by $176 million from net charges comprising $202 million of charges and $26 million in credits in oil and gas and chemical, respectively.
     The following table sets forth the sales and earnings of each operating segment and corporate items:

SEGMENT OPERATIONS
In millions

For the years ended December 31,          2000       1999       1998
===================================   ========   ========   ========
SALES
Oil and Gas                           $  9,779   $  4,599   $  3,650
Chemical                                 3,795      3,221      3,155
                                      --------   --------   --------
                                      $ 13,574   $  7,820   $  6,805
===================================   ========   ========   ========

EARNINGS(LOSS)
Oil and Gas                           $  2,417   $  1,267   $    592
Chemical                                   169        (37)       287
                                      --------   --------   --------
                                         2,586      1,230        879

Unallocated corporate items
    Interest expense, net (a)             (380)      (468)       (451)
    Income taxes                          (861)       (68)        (14)
    Trust preferred distributions          (67)       (62)        (20)
      and other
    Other (b)                              291        (64)        (69)
                                      --------   --------   ---------

Income from continuing
  operations                             1,569        568         325
Discontinued operations, net                --         --          38
Extraordinary gain(loss), net                1       (107)         --
Cumulative effect of changes in
  accounting principles, net                --        (13)         --
                                      --------   --------   ---------

Net Income                            $  1,570   $    448   $     363
===================================   ========   ========   =========

(a) The 2000 amount is net of $106 million interest income on notes receivable from Altura partners.
(b) The 2000 amount includes the pre-tax gain on the sale of the CanadianOxy investment of $493 million, partially offset by preferred distributions to the Altura partners of $107 million. These preferred distributions are essentially offset by the interest income discussed in (a) above.

OIL AND GAS

In millions, except as indicated              2000       1999       1998
=======================================   ========   ========   ========
SEGMENT SALES                             $  9,779   $  4,599   $  3,650
SEGMENT EARNINGS                          $  2,417   $  1,267   $    592
EARNINGS BEFORE SPECIAL ITEMS(a)          $  2,404   $    841   $    316
AVERAGE SALES PRICES
   CRUDE OIL PRICES (per barrel)
     U.S.                                 $  26.66   $  15.81   $  12.06
     Latin America                        $  26.01   $  13.20   $   8.78
     Eastern Hemisphere                   $  25.14   $  15.86   $  11.12
   GAS PRICES (per thousand cubic feet)
     U.S.                                 $   3.66   $   2.09   $   2.05
     Eastern Hemisphere                   $   1.99   $   1.17   $   2.03
EXPENSED EXPLORATION(b)                   $     94   $     75   $    128
CAPITAL EXPENDITURES
   Development                            $    582   $    302   $    545
   Exploration                            $    132   $    103   $    140
   Acquisitions and other(c, d)           $     77   $     69   $     66
---------------------------------------   --------   --------   --------

(a) Earnings before special items represents segment earnings adjusted for the effect of certain infrequent transactions that may affect comparability between years. Earnings before special items is not considered to be an alternative to operating income in accordance with generally accepted accounting principles. See "Special Items" table for a list of special items affecting earnings.
(b) Includes certain amounts previously shown in exploration capital expenditures.
(c) Includes mineral acquisitions only but excludes significant acquisitions individually discussed in this report.
(d)  Includes capitalized CO2 of $44 million in 2000.

     Occidental explores for and produces oil and natural gas, domestically and internationally. Occidental seeks long-term growth and improvement in profitability and cash flow through a combination of improved operations in existing fields, enhanced oil recovery projects, selected exploration opportunities and complementary property acquisitions.
     Earnings before special items in 2000 were $2.4 billion, compared with earnings before special items of $841 million in 1999. The increase in earnings before special items reflected primarily the impact of higher worldwide crude oil and natural gas prices, higher domestic production volumes and lower overhead costs, partially offset by lower international production.
     Earnings before special items in 1999 were $841 million, compared with earnings before special items of $316 million in 1998. The increase in earnings before special items reflected the impact of higher worldwide crude oil prices, lower operating and exploration costs, and higher natural gas volumes, partially offset by lower crude oil volumes.
     Approximately 50 percent of oil and gas sales revenues for 2000 were attributable to oil and gas trading activity, compared with approximately 43 percent in 1999 and 44 percent in 1998. Occidental participates in oil and gas trading to optimize its long-term global marketing efforts. The results were not significant.

CHEMICAL

In millions, except as indicated                 2000       1999       1998
==========================================   ========   ========   ========
SEGMENT SALES                                $  3,795   $  3,221   $  3,155
SEGMENT EARNINGS (LOSS)                      $    169   $    (37)  $    287
EARNINGS BEFORE SPECIAL ITEMS(a)             $    293   $    147   $    317
KEY PRODUCT INDEXES (1987 through
     1990 average price = 1.0)
   Chlorine                                      1.58       0.79       1.13
   Caustic soda                                  0.69       0.66       1.02
   Ethylene Dichloride                           1.37       0.97       0.46
   PVC commodity resins (c)                      0.95       0.70        .60
KEY PRODUCT VOLUMES
   Chlorine (thousands of tons)                 2,977      3,230      2,983
   Caustic soda (thousands of tons)             3,165      3,223      3,208
   Ethylene Dichloride (thousands of tons)        979      1,080        843
   PVC commodity resins
      (millions of pounds)                      4,484      3,454      1,755
CAPITAL EXPENDITURES(b)
   Basic chemicals                           $     49   $     35   $    126
   Vinyls                                    $     61   $     25   $     34
   Specialty businesses                      $     41   $     50   $    148
   Other                                     $      4   $      6   $     13
------------------------------------------   --------   --------   --------

(a) Earnings before special items represents segment earnings adjusted for the effect of certain infrequent transactions that may affect comparability between years. Earnings before special items is not considered to be an alternative to operating income in accordance with generally accepted accounting principles. See "Special Items" table for a list of special items affecting earnings.
(b) Excludes the formation of OxyVinyls and the acquisition of the balance of INDSPEC.
(c) Product volumes produced at PolyOne facilities contributed to OxyVinyls are excluded from the product indexes.

     Earnings before special items were $293 million in 2000, compared with $147 million in 1999. The increase in earnings before special items reflected the impact of higher average prices for chlorine, EDC and PVC resins, partially offset by higher raw material and feedstock costs.
     Earnings before special items were $147 million in 1999, compared with $317 million in 1998. The decrease in earnings before special items primarily reflected the impact of lower prices for chlorine and caustic soda, as well as higher costs for ethylene and natural gas.

SPECIAL ITEMS
     Special items are significant, infrequent items reflected in the Consolidated Statements of Operations that may affect comparability between years. The special items included in the 2000, 1999 and 1998 results are detailed below. For further information, see Note 16 to the Consolidated Financial Statements and the discussion above.

SPECIAL ITEMS

Benefit (Charge) In millions                 2000       1999       1998
======================================   ========   ========   ========
OIL AND GAS
   Gain on partial sale of Gulf of
      Mexico assets (a)                  $     39   $     --   $     --
   Write-down of various assets, real
      estate and investments                  (53)        (9)       (30)
   Loss on sale of office building (a)        (14)        --         --
   Chevron litigation settlement (a)           --        488         --
   Write-down of Peru
      producing operations (a)                 --        (29)        --
   Claims, settlements,
      reorganization and other                 --        (35)       (12)
   Gain on buyout of contingency
      payment (a)                              41         --         --
   Gain on receipt of contingency
      payment                                  --         11         --
   Gains on sales of major
      nonstrategic assets (a)                  --         --        317
--------------------------------------   --------   --------   --------

CHEMICAL
   Write-down of chemical
      intermediate businesses and
      various assets                     $   (135)  $   (159)  $     --
   Gain on sale of Durez business (a)          13         --         --
   Loss on foreign investment
      abandonment (a)                          (2)        --         --
   Write-downs by Equistar                     --        (28)        --
   Gain on sale of chemical plant by
      Equistar                                 --         12         --
   Claims and settlements                      --         (9)        --
   Reorganization and other                    --         --        (30)
--------------------------------------   --------   --------   --------

CORPORATE
   Gain on sale of CanadianOxy
      investment                         $    493   $     --   $     --
   Claims and settlements                     (17)        --         --
   Extraordinary gain(loss) on debt
     redemption (a)                             1       (107)        --
   Insurance dividend                          11         18          9
   Changes in accounting
      principles (a)                           --        (13)        --
   Discontinued operations (a)                 --         --         38
--------------------------------------   --------   --------   --------

(a)  These amounts are shown after-tax.

CONSOLIDATED OPERATIONS--REVENUES

SELECTED REVENUE ITEMS

In millions                                        2000       1999       1998
============================================   ========   ========   ========
Net sales                                      $ 13,574   $  7,820   $  6,805
Interest, dividends and other income           $    263   $    913   $    261
Gains(losses) on disposition of assets, net    $    639   $    (13)  $    546
Income(loss) from equity investments           $     67   $     41   $    (22)
--------------------------------------------   --------   --------   --------

     The increase in sales in 2000, compared with 1999, primarily reflected higher worldwide crude oil and natural gas prices, higher domestic oil production, mainly from the Altura and THUMS acquisitions, higher oil and gas trading activity and the inclusion of the full year revenues from OxyVinyls, partially offset by lower international oil production.

     The increase in sales in 1999, compared with 1998, primarily reflected higher worldwide crude oil prices in the oil and gas segment, and the inclusion of eight months of revenues from OxyVinyls, partially offset by lower prices for chlorine and caustic soda and the absence of revenues related to the petrochemical assets contributed to Equistar in May 1998 in the chemical segment.
     Interest, dividends and other income in 2000 included interest income on the notes receivable from the Altura partners of $106 million. Interest, dividends and other income in 1999 included the favorable litigation settlement of $775 million. Interest, dividends and other income in 1998 included interest earned on a $1.4 billion note (the $1.4 billion note receivable) received in exchange for a note previously issued to Occidental by the MidCon Corp. Employee Stock Ownership Plan ("ESOP") Trust.
     Gains on disposition of assets in 2000 included the pre-tax gain of $493 million on the sale of the CanadianOxy investment, the pre-tax gain of $61 million on the partial sale of the Gulf of Mexico assets, the pre-tax gain of $63 million on the receipt of contingency payments related to a prior year sale of a Dutch North Sea subsidiary and the pre-tax gain of $34 million on the sale of the Durez business. Gains on disposition of assets in 1998 included net pre-tax gains of $532 million on major nonstrategic assets sold as part of an asset redeployment program.
     The increase in income from equity investments in 2000, compared with 1999, was due to higher earnings at Equistar.
     The increase in income from equity investments in 1999, compared with 1998, primarily reflected the impact of higher worldwide crude oil prices and improved export prices for vinyl chloride monomer ("VCM").

CONSOLIDATED OPERATIONS--EXPENSES

SELECTED EXPENSE ITEMS

In millions                                 2000       1999       1998
=====================================   ========   ========   ========
Cost of sales                           $  8,963   $  5,269   $  4,671
Selling, general and administrative
   and other operating expenses         $    691   $    645   $    678
Write-downs of assets                   $    180   $    212   $     30
Minority interest                       $    185   $     58   $      1
Interest and debt expense, net          $    518   $    498   $    559
-------------------------------------   --------   --------   --------

     The increase in cost of sales in 2000, compared with 1999, primarily reflected the higher costs related to oil and gas trading, higher domestic oil production volumes and higher raw material and energy costs in the chemical segment.
     The increase in cost of sales in 1999, compared with 1998, primarily reflected higher costs related to oil and gas trading, the inclusion of cost of sales related to the acquired PolyOne facilities and higher raw material and energy costs in the chemical segment. These were partially offset by the absence of costs related to the petrochemical assets contributed to Equistar in May 1998 and cost reductions.
     Selling, general and administrative and other operating expenses increased in 2000, compared to 1999, due to the increase in oil and gas production taxes resulting from higher oil and gas prices and the acquisition-related higher production, partially offset by lower other costs.
     Selling, general and administrative and other operating expenses decreased in 1999, compared with 1998, due to ongoing cost reduction programs.
     The increase in minority interest in 2000, compared with 1999, was due to the preferred distributions to the Altura partners of $107 million.
     The increase in interest and debt expense, net in 2000, compared to 1999, reflected the interest on the Altura non-recourse debt, partially offset by lower outstanding corporate debt levels.
     The decrease in interest and debt expense in 1999, compared with 1998, reflected lower outstanding debt levels, partially offset by higher rates.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

In millions                         2000       1999       1998
                                ========   ========   ========
NET CASH PROVIDED               $  2,401   $  1,044   $     80

     The higher operating cash flow in 2000, compared with 1999, resulted from higher earnings before special items. Depreciation, depletion and amortization of assets increased due to the increase in property, plant and equipment from the Altura acquisition.
     The higher operating cash flow in 1999, compared with 1998, resulted from higher earnings before special items. Other non-cash charges to income were higher in 1999 compared with 1998, which reflected the non-cash write-downs in the chemical and oil and gas segments. See the "Special Items" table on page 21. Changes in operating assets and liabilities reflected lower net working capital usage in 1999, compared with 1998. Other operating expenses in 1999 reflected lower payments for other operating uses such as litigation and environmental costs. Included in total cash flow from operating activities in 1998 was cash used by discontinued operations of $244 million, which included the negative effect of $250 million of receivables repurchased in connection with the sale of MidCon.
     Other non-cash charges in 2000 included the write-down of the chemical intermediate businesses and other miscellaneous items. Other non-cash charges in 1999 included the write-down of chemical assets and other miscellaneous items. Other noncash charges in 1998 included a charge for the write off of an investment in certain exploration properties, previously announced reorganization expense accruals and other miscellaneous items. See the "Special Items" table on page 21. Each of the three years also included charges for employee benefit plans and other items.

INVESTING ACTIVITIES

In millions                         2000       1999       1998
                                ========   ========   ========
NET CASH(USED) PROVIDED         $ (3,097)  $  1,591   $ (1,216)

     The 2000 amount includes the gross proceeds of approximately $800 million from the sale of the CanadianOxy investment, gross proceeds of $150 million from the sale of the Durez business and approximately $342 million from the monetization of the GOM assets. The 2000 amount also includes the purchases of Altura and THUMS.
     The 1999 amount included the proceeds from the $1.4 billion note receivable and the $775 million proceeds from the Chevron litigation settlement. The 1999 amount reflected lower capital expenditures and also reflected net cash used of $113 million in connection with the formation of OxyVinyls. The 1998 amount reflected cash used of $3.5 billion for the purchase of the Elk Hills field. The 1998 amount also included the proceeds of $3.4 billion, primarily from the sale of MidCon and nonstrategic oil and gas properties. Cash used in investing activities included Occidental's capital expenditure program as discussed below.
     Included in investing activities was net cash used by investing activities of discontinued operations of $6 million in 1998.

CAPITAL EXPENDITURES

IN MILLIONS                         2000        1999       1998
=============================   ========   =========   ========
Oil and Gas                     $    791   $     474   $    751
Chemical                             155         116        321
Corporate and other                    6          11          2
                                --------   ---------   --------
                                $    952   $     601   $  1,074
=============================   ========   =========   ========

     Oil and gas capital expenditures were higher in 2000 reflecting higher development spending resulting, in part, from a larger asset base. Amounts from all three years exclude significant acquisitions.
     Occidental's capital spending budget for 2001 is $1.1 billion. Of the total, approximately $1 billion will be allocated to oil and gas, with the Permian Basin, Elk Hills and Qatar again receiving the highest priority. The remainder will be allocated to chemicals.
     As part of the asset redeployment program, Occidental completed the sale in 1998 of various international and domestic nonstrategic oil and gas properties. Net proceeds from all major nonstrategic oil and gas asset sales were $1.1 billion, and the total net pre-tax gain was $532 million, which is included in the total gain from disposition of assets of $546 million. Additionally, Occidental made a cash payment of $89 million to Shell in connection with the exchange of certain oil and gas interests.

FINANCING ACTIVITIES

In millions                         2000       1999       1998
                                ========   ========   ========
NET CASH PROVIDED(USED)         $    579   $ (2,517)  $  1,119

     The 2000 amount reflected the proceeds from the $2.4 billion non-recourse debt offset by repayments of $1.4 billion on the long-term and non-recourse debt. The 2000 amount also includes the first year of purchases made to satisfy delivery commitments under the gas pre-sale commitment that was signed in 1998.
     The 1999 amount reflected the repayment of commercial paper and long-term debt.
     The 1998 amount reflected net cash provided of $1.9 billion, primarily from proceeds from borrowings, to fund a portion of the acquisition of the Elk Hills field in February 1998. Cash used for financing activities in 1998 included $937 million for the common stock repurchase program announced in October 1997. Under the program, Occidental repurchased a total of 39.3 million shares, of which,
35.1 million shares were repurchased in 1998.
     Occidental paid common stock dividends of $369 million in 2000 and paid preferred and common stock dividends of $363 million in 1999 and $387 million in 1998. In 1999, a total of 4,847,130 shares of CXY-indexed convertible preferred stock were converted by the holders into 15,708,176 shares of Occidental's common stock. The holders of the $3.875 preferred stock converted all of the
15.1 million shares into 33.2 million shares of Occidental common stock in March 1998. At the end of 2000 and 1999, Occidental had no preferred stock outstanding. However, the Trust Preferred Securities issued in January 1999 by Oxy Capital Trust I, a wholly-owned subsidiary of Occidental, remain outstanding at December 31, 2000.
     Occidental has a centralized cash-management system that funds the working capital and capital expenditure requirements of its various subsidiaries. There are no provisions under existing debt agreements that significantly restrict the ability to move funds among operating entities.

ANALYSIS OF FINANCIAL POSITION
     The changes in the following components of Occidental's balance sheet are discussed below:

SELECTED BALANCE SHEET COMPONENTS

In millions                                              2000       1999
==================================================   ========   ========
Trade receivables, net                               $    809   $    559
Receivables from joint ventures, partnerships
   and other                                         $    517   $    215
Long-term receivables, net                           $  2,119   $    168
Equity investments                                   $  1,327   $  1,754
Property, plant and equipment, net                   $ 13,471   $ 10,029
Current maturities of long-term debt and capital
   lease liabilities                                 $    258   $      5
Accounts payable                                     $  1,091   $    812
Current obligation under natural gas delivery
   commitment                                        $    129   $    122
Long-term debt, net                                  $  3,285   $  4,368
Non-recourse debt                                    $  1,900   $     --
Long-term obligation under natural gas delivery
   commitment                                        $    282   $    411
Other deferred credits and liabilities               $  2,415   $  2,123
Minority interest                                    $  2,265   $    252
Trust Preferred Securities                           $    473   $    486
Stockholders' equity                                 $  4,774   $  3,523
--------------------------------------------------   --------   --------

     The higher balance in trade receivables at December 31, 2000, compared with December 31, 1999 reflected additional receivables resulting from higher sales prices and an increase in production during the year. The increase in receivables from joint ventures, partnerships and other was due to higher mark-to-market adjustments in the oil and gas trading group, which are almost entirely offset by higher mark-to-market adjustments included in accounts payable. The increase in long-term receivables was due to the addition of notes receivable from the Altura partners related to the acquisition of Altura. The lower balance in equity investments primarily reflected the sale of the equity investment in CanadianOxy in April 2000. The increase in the net balance in property, plant and equipment reflected the impact of capital spending and the Altura and THUMS acquisitions, offset in part by depreciation, depletion and amortization.
     The increase in accounts payable was due to higher mark-to-market adjustments in the oil and gas trading group that are almost entirely offset by mark-to-market adjustments in accounts receivable. The increase in current maturities of long-term debt reflects debt maturities due in 2001. The decrease in long-term debt primarily reflected debt repaid from the proceeds of the CanadianOxy disposition, the monetization of the GOM assets and free cash flow, as well as the reclassification of debt that matures in 2001 to current maturities. The non-recourse debt was incurred as a result of the Altura acquisition. The original balance of the non-recourse debt was approximately $2.4 billion but Occidental paid down the debt by approximately $500 million during the year from Altura's free cash flow. The long-term balance of the obligations under the natural gas delivery commitment decreased from December 31, 1999, which reflected a portion of the obligation that is due within one year and is shown as a current liability. Other deferred credits and liabilities includes deferred compensation, primarily other post-employment benefits related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, environmental reserves, contract advances, deferred revenue and other deferred items. The increase in this account was primarily the result of the increase in deferred revenue from the GOM monetization. The increase in minority interest was the result of the preferred limited interest retained by the Altura partners. The increase in stockholders' equity primarily reflected net income, partially offset by dividends on common stock.
     The table below presents principal amounts by currency by year of maturity for Occidental's long-term debt obligations, excluding $16 million in unamortized discount, at December 31, 2000:

DEBT CURRENCY DENOMINATIONS AND INTEREST RATES
In millions of U.S. dollars, except rates

                             U.S. Dollar     U.S. Dollar
Year of Maturity              Fixed Rate   Variable Rate     Grand Total(a)
========================   =============   =============   =============
2002                       $         201   $          60   $         261
2003                                 514             300             814
2004                                 325             300             625
2005                                 177           1,268           1,445
2006                                   2               0               2
Thereafter                         1,939             115           2,054
                           -------------   -------------   -------------
Total                      $       3,158   $       2,043   $       5,201
                           =============   =============   =============
Average interest rate              7.90%           7.48%           7.74%
========================   =============   =============   =============

(a)  Excludes $16 million of unamortized discounts.

     The estimated fair value of Occidental's long-term debt at December 31, 2000 was $6.1 billion. Occidental has the option to call certain issues of long-term debt prior to their maturity dates.
     On December 20, 2000, Occidental redeemed all $270 million of its outstanding floating rate extendible notes due 2008 at par.
     During the third and fourth quarters of 2000, Occidental repurchased some of its outstanding public debt securities in open market transactions, with principal balances totaling $154 million, at current market prices. Occidental recorded an after-tax extraordinary gain of $1 million that resulted from these purchases.
     On June 1, 2000, Occidental redeemed all of its outstanding 11-1/8 percent senior debentures due June 1, 2019, at a redemption price of 100 percent of the principal amount thereof. The outstanding aggregate principal amount of the debentures, which were issued on May 15, 1989, was $75 million.
     In December 1999, Occidental repurchased for cash, $240 million principal amount of its 10.125 percent Senior Notes due November 15, 2001, and $138 million principal amount of its 11.125 percent Senior Notes due August 1, 2010 and redeemed all of OXY USA's $274 million principal amount of 7 percent debentures due 2011, for a total of $722 million, including premium, expenses and accrued interest. Occidental recorded an after-tax extraordinary loss of $104 million in the fourth quarter of 1999 related to these transactions.
     In September 1999, Occidental redeemed $250 million of its 8.5 percent medium-term notes due 2004 at par.
     In August 1999, Occidental called for redemption all of the outstanding shares of its $3.00 cumulative CXY-indexed convertible preferred stock. Holders of 3,125,837 shares of such preferred stock converted their shares into approximately 9.9 million shares of Occidental common stock. Occidental redeemed the remaining outstanding shares in September 1999.
     In June 1999, Occidental registered a shelf registration statement for up to $1 billion of its senior debt securities, subordinated debt securities, preferred stock, depositary shares, preferred securities of two subsidiary trusts and Occidental's guarantees of such preferred securities. Occidental may issue, at its option, the entire $1 billion under its medium-term notes program, which includes its Medium-Term Senior Notes, Series C and its Medium-Term Subordinated Notes, Series A. At December 31, 2000, no notes were issued and outstanding under the program.
     Also in June 1999, Occidental redeemed $68.7 million of its 11.125 percent senior debentures due June 1, 2019, at a redemption price of 105.563 percent of the principal amount thereof. Occidental recorded an after-tax extraordinary loss of $3 million in the second quarter of 1999 related to the redemption.
     In February 1999, Occidental issued $450 million of 7.65 percent senior notes due 2006 and $350 million of 8.45 percent senior notes due 2029 for net proceeds of approximately $792 million. The net proceeds were used for general corporate purposes, which included the repayment of commercial paper and the redemption of other debt.
     In January 1999, Occidental issued $525 million of 8.16 percent Trust Preferred Securities due in 2039, and callable in 2004, for net proceeds of $508 million. The net proceeds were used to repay commercial paper. The Trust Preferred Securities balance reflects the issuance of preferred securities, net of unamortized issue costs and repurchases.
     At December 31, 2000, Occidental had available approximately $2.1 billion of committed credit lines, which are utilized, as needed, for daily operating and other purposes. These lines of credit are primarily used to back up the issuance of commercial paper.
     Occidental expects to have sufficient cash in 2001 for its operating needs, capital expenditure requirements, dividend payments and mandatory debt repayments.

ACQUISITIONS, DISPOSITIONS AND COMMITMENTS

2000
MILNE POINT ASSET SWAP
     On December 4, 2000, Occidental completed an agreement with BP to obtain BP's interest in a carbon dioxide field in New Mexico and related pipelines in exchange for Occidental's interest in the Milne Point oil field in Alaska, together with additional cash consideration. The gain on this transaction was not significant.

OXYMAR PURCHASE
     On November 29, 2000, an OxyChem subsidiary purchased a 28.6 percent interest in OxyMar, a Texas general partnership that owns the Ingleside, Texas VCM facility operated by OxyChem. The interest was purchased from U.S. VCM Corporation, an affiliate of Marubeni Corporation, which continues to own a 21.4 percent interest and remains a 50 percent partner for corporate governance purposes. OxyVinyls owns the remaining 50 percent interest.

ECUADOR FARM OUT TO AEC
     On November 1, 2000, Occidental agreed to farm out a partial economic interest in its Block 15 operations in Ecuador to AEC. AEC will earn a 40 percent interest in the block and will assume certain capital costs through 2004. Occidental will remain the operator of Block 15. The gain on this transaction was not significant.

SALE OF DUREZ
     On November 1, 2000, Occidental completed the sale of its Durez phenolic resins and compounding businesses and assets to Sumitomo Bakelite Co., Ltd. for net after-tax proceeds of approximately $120 million. There was a $13 million after-tax gain on this transaction.

GULF OF MEXICO ASSETS MONETIZED
     On August 15, 2000, Occidental completed agreements with respect to two transactions with Apache Corporation ("Apache") involving Occidental's interests in the Continental Shelf of the GOM. Occidental entered into a transaction to deliver, over four years, substantially all of its share of future gas production from these GOM interests to Apache for approximately $280 million. Occidental also agreed to sell an interest in the subsidiary that holds the GOM assets for approximately $62 million, with an option for Apache to purchase additional interests for $44 million over the next four years. As a result of these transactions, and the consequent elimination of a portion of Occidental's responsibility for abandonment liabilities, Occidental recorded an after-tax gain of $39 million.

SALE OF PERU PROPERTIES
     On May 8, 2000, Occidental completed an agreement to sell its producing properties in Peru to Pluspetrol. In connection with this transaction, Occidental recorded an after-tax charge of approximately $29 million in December 1999 to write-down the properties to their fair values.

THUMS ACQUISITION
     On April 24, 2000, Occidental completed the acquisition of THUMS, an oil producing entity, for approximately $68 million. The acquisition added approximately 95 million barrels of net oil reserves and approximately 25,000 barrels per day of net oil production to Occidental's growing California operations.

ALTURA ACQUISITION
     On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura, the largest oil producer in Texas. Occidental, through its subsidiaries, paid approximately $1.2 billion to the sellers, affiliates of BP Amoco plc and Shell Oil Company, to acquire the common limited partnership interest and control of the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership borrowed approximately $2.4 billion, which has recourse only to the Altura assets. The partnership also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and are entitled to certain distributions from the partnership. The acquisition is valued at approximately $3.6 billion. Proved reserves at Altura were 882 million barrels of oil equivalent at December 31, 2000.

SALE OF CANADIANOXY INVESTMENT
     On April 18, 2000, Occidental completed the sale of its 29.2 percent stake in CanadianOxy for gross proceeds of approximately $1.2 billion Canadian. Of Occidental's 40.2 million shares of CanadianOxy, 20.2 million were sold to the Ontario Teachers Pension Plan Board and 20 million to CanadianOxy. In addition, Occidental and CanadianOxy exchanged their respective 15 percent interests in joint businesses of approximately equal value, resulting in Occidental owning 100 percent of an oil and gas operation in Ecuador and CanadianOxy owning 100 percent of sodium chlorate operations in Canada and Louisiana. After-tax proceeds from the CanadianOxy disposition together with tax benefits from the disposition of the Peru producing properties totaled approximately $700 million.

1999
ASSET SWAP WITH EOG
     In December 1999, Occidental and EOG Resources, Inc. ("EOG") exchanged certain oil and gas assets. Occidental received producing properties and exploration acreage in its expanding California asset base, as well as producing properties in the western Gulf of Mexico near existing operations, in exchange for oil and gas production and reserves in east Texas. The exchange increased Occidental's exploration acreage in California from approximately 89,000 acres to approximately 850,000 acres.
     Occidental also farmed out Oklahoma panhandle properties to EOG, retaining a carried interest, and expects to benefit from EOG's drilling program. Occidental was not planning on drilling this acreage and, under this program, EOG will fund all the capital and Occidental will share in the results.

INDSPEC ACQUISITION
     In the third quarter of 1999, Occidental acquired the remaining ownership of INDSPEC through the issuance of approximately 3.2 million shares of Occidental common stock at an estimated value of approximately $68 million and the assumption of approximately $80 million of bank debt. As a result of the transactions, Occidental owns 100 percent of the stock of INDSPEC.

YEMEN ASSET SWAP WITH UNOCAL
     In the third quarter of 1999, Occidental acquired oil and gas interests in Yemen from Unocal International Corporation ("UNOCAL") and UNOCAL acquired Occidental's properties in Bangladesh. The results, after tax benefits, did not have a significant impact on earnings.

OXYVINYLS PARTNERSHIP
     Effective April 30, 1999, Occidental and PolyOne formed two partnerships. Occidental has a 76 percent interest in OxyVinyls, the PVC commodity resin partnership, which is the larger of the partnerships, and a 10 percent interest in a PVC powder compounding partnership. OxyVinyls also has entered into long-term agreements to supply PVC resin to PolyOne and VCM to Occidental and PolyOne. In addition, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to PolyOne. As part of the transaction, PolyOne received $104 million through the retention of working capital and the distribution of cash from OxyVinyls, and OxyVinyls undertook approximately $180 million in obligations, for certain PolyOne plant facilities, which are treated as operating leases for accounting purposes. Occidental did not record a significant gain or loss on the transaction.

1998
GAS PRESALE
     In November 1998, Occidental entered into a natural gas delivery commitment for proceeds of $500 million, which obligates Occidental to deliver 263 billion cubic feet of natural gas over a four-year period beginning in 2000. The imputed interest rate in the transaction is approximately 6 percent. In connection with this transaction, Occidental simultaneously entered into a natural gas price swap with a third party based on identical volumes of natural gas and a delivery schedule that corresponds to the natural gas delivery commitment.

EQUISTAR
     In May 1998, Occidental contributed its ethylene, propylene, ethylene oxide ("EO"), ethylene glycol and EO derivatives businesses to Equistar, in return for a 29.5 percent interest in the partnership, receipt of approximately $420 million in cash and the assumption by Equistar of approximately $205 million of Occidental capital lease liabilities. Occidental guaranteed $625 million of Equistar's debt related to these amounts. Lyondell Petrochemical Company ("Lyondell") and Millennium Chemicals, Inc. ("Millennium"), through their respective subsidiaries, were the original partners of Equistar. Lyondell owns 41 percent of Equistar, and Occidental and Millennium each own 29.5 percent.

ELK HILLS ACQUISITION
     In February 1998, Occidental acquired the U.S. government's approximate 78 percent interest in the Elk Hills field for approximately $3.5 billion.

ASSET SALES PROGRAM
     In 1998, Occidental completed a number of international and domestic asset sales as part of an asset redeployment program. Net proceeds from all major nonstrategic oil and gas asset sales were $1.1 billion, and the total net pre-tax gain was $532 million, which is included in the total gains from disposition of assets of $546 million.

ROYAL DUTCH/SHELL ASSET SWAP
     Additionally in 1998, Occidental and the Royal Dutch/Shell Group ("Shell") exchanged Occidental's oil and gas interests in the Philippines and Malaysia for Shell's oil and gas interests in Yemen and Colombia. Shell also received a cash payment of approximately $89 million. No gain or loss was recorded on the transaction.

SALE OF MIDCON
     Occidental completed the sale of all of the issued and outstanding shares of common stock and a related note of MidCon, its natural gas transmission and marketing business, to KN Energy, Inc. ("KN Energy"), on January 31, 1998 for a cash payment of $2.1 billion. The estimated net cash proceeds from the transaction were approximately $1.7 billion. Additionally, KN Energy issued a fixed-rate interest bearing note, which was repaid on January 4, 1999, to Occidental in the amount of $1.4 billion, in exchange for a note previously issued to Occidental by the MidCon Corp. ESOP Trust. MidCon retained responsibility for certain Texas intrastate gas pipeline lease obligations to an Occidental entity. In connection with the sale, the Cumulative MidCon-Indexed Convertible Preferred Stock was redeemed.

CAPITAL EXPENDITURES
     Commitments at December 31, 2000 for major capital expenditures during 2001 and thereafter were approximately $73 million. Total capital expenditures for 2001 are estimated to be approximately $1.1 billion. Occidental will fund these commitments and capital expenditures with cash from operations and proceeds from existing credit facilities as necessary.

DERIVATIVE ACTIVITIES
     Occidental's market risk exposures relate primarily to commodity prices, interest rates and foreign currency. Therefore, Occidental periodically uses commodity futures contracts, options and swaps to hedge the impact of oil and natural gas price fluctuations; uses interest rate swaps and futures contracts to hedge interest rates on debt; and uses forward exchange contracts to hedge the risk associated with fluctuations in foreign currency exchange rates. Emerging Issues Task Force ("EITF") Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, was adopted in the first quarter of 1999. Oil and gas trading contracts are measured at fair value on the balance sheet date. Gains and losses on such contracts are recognized in periodic income. Gains and losses on commodity futures contracts that qualify for hedge accounting, essentially those associated with equity production or purchases, are deferred until recognized as an adjustment to sales revenue or purchase costs when the related transaction being hedged is finalized. Gains and losses on foreign currency forward exchange contracts that hedge identifiable future commitments are deferred until recognized when the related item being hedged is settled. All other contracts are recognized in periodic income.
     At December 31, 2000, Occidental was a party to commodity exchange and over-the-counter forward obligations. The financial instruments held for purposes other than trading expire during the period from January 2001 to December 2003, and relate to the hedging of natural gas and crude oil prices. The fair value of these instruments at December 31, 2000 was $511 million. Offsetting the value of these instruments are related physical positions with a $528 million loss. The principal components of these instruments and related physical positions are the related natural gas price swap and the natural gas delivery commitment, which is discussed in Note 7 of the accompanying financial statements. At December 31, 2000, the difference between the carrying value and the fair value of these obligations was an unrealized loss of approximately $17 million, which is currently deferred. Any gain or loss will be recognized when the related transactions are finalized. The financial instruments held or issued for trading purposes mostly expire in 2001, with the exception of a long-term sales contract that expires in 2010. The fair value of these instruments at December 31, 2000 was $31 million. Offsetting the value of these instruments are related physical positions with a $12 million loss. The approximate $19 million net gain was reflected in the "Consolidated Statements of Operations." The majority of the gain was from the mark-to-market adjustment of a long-term sales contract under EITF Issue No. 98-10. The results of oil and gas trading activities, excluding the long-term sales contract, were not significant.
     Interest rate swaps are entered into as part of Occidental's overall strategy to maintain part of its debt on a floating-rate basis. All of Occidental's remaining interest rate swaps converting fixed-rate debt to floating-rate debt matured during November 2000. The swap rate difference resulted in approximately $1 million of expense in 2000, less than $1 million of income in 1999 and approximately $2 million of expense in 1998, compared to what interest expense would have been had the debt remained at fixed rates. The impact of the swaps on the weighted average interest rates for all debt in 2000, 1999 and 1998 was not significant. Occidental will continue its strategy of maintaining part of its debt on a floating-rate basis.
     At December 31, 2000, Occidental was a party to a series of forward interest rate locks that are required to be settled on or prior to December 31, 2002. These financial instruments relate to debt raised by a third party to construct a co-generation plant that will be subject to a long-term operating lease to an OxyChem affiliate. As the lease payments will be directly related to the amount of interest paid on the underlying debt, the forward rate locks were put in place to hedge the future lease payments. The lease payments are expected to commence on or before December 31, 2002. The fair value of these financial instruments at December 31, 2000 was an unrealized loss of $29 million.
     Occidental is exposed to interest rate risk with respect to its variable rate $2.1 billion credit facilities. At December 31, 2000, there were no outstanding aggregate balances under these credit facilities. Therefore, a change in interest rates would have had no effect on Occidental's results of operations.
     Many of Occidental's foreign oil and gas operations and foreign chemical operations are located in countries whose currencies generally depreciate against the U.S. dollar on a continuing basis. Generally, an effective currency forward market does not exist for these countries; therefore, Occidental attempts to manage its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes. Additionally, all of Occidental's oil and gas foreign entities have the U.S. dollar as the functional currency since the cash flows are mainly denominated in U.S. dollars. The effect of exchange rate transactions in foreign currencies is included in periodic income. Foreign currencies that are in a net liability position are thus protected from the unfavorable effects of devaluation. However, in certain foreign chemical subsidiaries and equity basis joint ventures where the local currency is the functional currency, Occidental has exposure on joint-venture debt that is denominated in U.S. dollars. For entities that have a net foreign currency asset position, Occidental strives to maintain those positions at low levels to mitigate exposure to currency devaluation.

TAXES
     Deferred tax liabilities were $1.2 billion at December 31, 2000, net of deferred tax assets of $845 million. The current portion of the deferred tax assets of $117 million is included in prepaid expenses and other. The net deferred tax assets are expected to be realized through future operating income and reversal of taxable temporary differences.

LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS
     Occidental and certain of its subsidiaries have been named as defendants or as potentially responsible parties ("PRP's") in a substantial number of lawsuits, claims and proceedings, including governmental proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and corresponding state acts. These governmental proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties, aggregating substantial amounts. Occidental is usually one of many companies in these proceedings, and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs which can be reasonably estimated. In December 1998, David Croucher and others filed suit in the Federal District Court in Houston, Texas on behalf of persons claiming to have been beneficiaries of the MidCon ESOP. The suit has been certified as a class action. The plaintiffs allege that each of the U.S. Trust Company of California (the "ESOP Trustee") and the MidCon ESOP Administrative Committee breached its fiduciary duty to the plaintiffs by failing to properly value the securities held by the ESOP, and allege that Occidental actively participated in such conduct. The plaintiffs claim that, as a result of this alleged breach, the ESOP participants are entitled to an additional aggregate distribution of at least $200 million and that Occidental has been unjustly enriched and is liable for failing to make that distribution. In December 2000, the named plaintiffs and defendants reached a proposed settlement of the action. This settlement provides for Occidental to pay the class $25 million and fees and expenses of plaintiffs' counsel as awarded by the Court. The Court has scheduled a hearing on March 15, 2001 to consider approving the settlement. Occidental has adequate reserves.
     During the course of its operations, Occidental is subject to audit by taxing authorities for varying periods in various tax jurisdictions.
     It is impossible at this time to determine the ultimate liabilities that Occidental and its subsidiaries may incur resulting from the foregoing lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. Several of these matters may involve substantial amounts, and if these were to be ultimately resolved unfavorably to the full amount of their maximum potential exposure, an event not currently anticipated, it is possible that such event could have a material adverse effect upon Occidental's consolidated financial position or results of operations. However, in management's opinion, after taking into account reserves, it is unlikely that any of the foregoing matters will have a material adverse effect upon Occidental's consolidated financial position or results of operations.

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

ENVIRONMENTAL REMEDIATION
     The laws which require or address environmental remediation may apply retroactively to previous waste disposal practices. And, in many cases, the laws apply regardless of fault, legality of the original activities or ownership or control of sites. Occidental is currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites. Also, Occidental and certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites including, in some instances, having been named as defendants and/or as PRP's under the federal Superfund law. These proceedings seek funding and/or remediation and, in some cases, compensation for alleged personal injury or property damage, punitive damages and civil penalties, aggregating substantial amounts.
     Occidental does not consider the number of Superfund and comparable state sites at which it has been notified that it has been identified as being involved to be a relevant measure of exposure. Although the liability of a PRP, and in many cases its equivalent under state law, may be joint and several, Occidental is usually one of many companies cited as a PRP at these sites and has, to date, been successful in sharing cleanup costs with other financially sound companies. Also, many of these sites are still under investigation by the Environmental Protection Agency ("EPA") or the equivalent state agencies. Prior to actual cleanup, the parties involved assess site conditions and responsibility and determine the appropriate remedy. The majority of remediation costs are incurred after the parties obtain EPA or equivalent state agency approval to proceed. The ultimate future cost of remediation of certain of the sites for which Occidental has been notified that it has been identified as being involved cannot be reasonably determined at this time.

     As of December 31, 2000, Occidental had been notified by the EPA or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 125 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 125 sites include 34 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability. Of the remaining 91 sites, Occidental has denied involvement at 9 sites and has yet to determine involvement in 20 sites. With respect to the remaining 62 of these sites, Occidental is in various stages of evaluation, and the extent of liability retained by Maxus Energy Corporation is disputed at 2 of these sites. For 54 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 54 sites include 11 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is insignificant. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 8 of the 62 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above in the "Lawsuits, Claims, Commitments, Contingencies and Related Matters" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations." For management's opinion on lawsuits and proceedings and on other environmental loss contingencies, see the above noted section.

ENVIRONMENTAL COSTS
     Occidental's costs, some of which may include estimates, relating to compliance with environmental laws and regulations are shown below for each segment:

In millions                          2000       1999       1998
=============================    ========   ========   ========
OPERATING EXPENSES
   Oil and Gas                   $     23   $     13   $     15
   Chemical                            51         51         55
                                 --------   --------   --------
                                 $     74   $     64   $     70
                                 ========   ========   ========
CAPITAL EXPENDITURES
   Oil and Gas                   $     20   $     19   $     31
   Chemical                            18         17         25
                                 --------   --------   --------
                                 $     38   $     36   $     56
                                 ========   ========   ========
ENVIRONMENTAL RESERVES
   Corporate                     $    402   $    454   $    578
=============================    ========   ========   ========

     Operating expenses are incurred on a continual basis. Remediation expenses relate to existing conditions caused by past operations and do not contribute to current or future revenue generation. Occidental did not incur any additional remediation expenses in 2000, 1999 and 1998. Capital expenditures relate to longer lived improvements in facilities. Although total costs may vary in any one year, over the long term, segment operating and capital expenditures for environmental compliance generally are expected to increase. The environmental reserves, as shown in the table above, have been provided for environmental remediation liabilities at the Superfund and comparable state sites discussed above, and for Resource Conservation and Recovery Act and other sites where Occidental has environmental remediation responsibility. The net decrease in environmental reserves reflects payments for remediation programs and settlement agreements.
     Occidental manages its environmental remediation efforts through a wholly owned subsidiary, Glenn Springs Holdings, Inc. ("GSH"). In 1998, GSH was given full management authority over all remediation sites and reports directly to Occidental's corporate management.

FOREIGN INVESTMENTS
     Portions of Occidental's assets outside North America are exposed to political and economic risks. Occidental conducts its financial affairs so as to mitigate its exposure against such risks. At December 31, 2000, the carrying value of Occidental's assets in countries outside North America aggregated approximately $1.8 billion, or approximately 10 percent of Occidental's total assets at that date. Of such assets, approximately $1.2 billion was located in the Middle East, approximately $428 million was located in Latin America, and substantially all of the remainder were located in Russia and Pakistan.

ACCOUNTING CHANGES
EITF ISSUE NO. 00-10
     In the fourth quarter of 2000, Occidental adopted the provisions of EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which establishes accounting and reporting standards for the treatment of shipping and handling costs. Among its provisions, EITF Issue No. 00-10 requires that transportation costs that had been accounted for as deductions from revenues should now be recorded as an expense. The implementation of EITF Issue No. 00-10 had no effect on net income. All prior year balances have been adjusted to reflect this accounting change. The transportation costs that have been removed as deductions from revenues and included in cost of sales on Occidental's Statements of Operations totaled $245 million in 2000, $210 million in 1999 and $209 million in 1998.

SFAS NO. 140
     In the fourth quarter of 2000, Occidental adopted the disclosure provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, which revises disclosure standards for asset securitizations and other financial asset transfers. SFAS No. 140 also contains provisions which revise certain criteria for accounting for securitizations, financial-asset transfers and collateral. These accounting provisions will be adopted by Occidental on April 1, 2001. The implementation of all of the provisions of SFAS No. 140 will not have an impact on Occidental's consolidated financial positions or results of operations.

SFAS NOS. 138, 137 AND 133
     SFAS No. 133, Accounting for Derivative Instruments and Hedging, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for Occidental as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments and hedging activities and require an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value. Changes in the derivative instrument's fair value must be recognized in earnings unless specific hedge accounting criteria are met. Adoption of these new accounting standards will result in cumulative after-tax reductions in net income of approximately $24 million and other comprehensive income of approximately $27 million in the first quarter of 2001. The adoption will also increase total assets by $588 million and total liabilities by $639 million on the balance sheet.

SAB NO. 101
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The bulletin was effective in the fourth quarter of 2000. Occidental was in compliance with these standards; accordingly, the adoption of SAB No. 101 did not have an impact on its consolidated financial statements.

EITF ISSUE NO. 98-10
     Effective January 1, 1999, Occidental adopted the provisions of EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, which establishes accounting and reporting standards for certain energy trading contracts. EITF Issue No. 98-10 requires that energy trading contracts must be marked-to-market with gains and losses included in earnings and separately disclosed in the financial statements or footnotes thereto. The initial adoption of EITF Issue No. 98-10 resulted in a first quarter noncash after-tax benefit of $2 million, recorded as a cumulative effect of a change in accounting principle in 1999.

SOP NO. 98-5
     Effective January 1, 1999, Occidental adopted the provisions of American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs of start-up activities, including organizational costs, be expensed as incurred. The initial application of the statement resulted in a charge to income for costs of previously capitalized start-up activities that have not yet been fully amortized. The initial adoption of SOP 98-5 resulted in a first quarter noncash after-tax charge of $15 million, net of $8 million in taxes, which has been recorded as a cumulative effect of a change in accounting principle.

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA
     Portions of this report, including Items 1 and 2 and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the information under the sub-caption "2001 Outlook," contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; competitive pricing pressures; higher than expected costs including feedstocks; crude oil and natural gas prices; chemical prices; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental's production or manufacturing facilities due to accidents or political events; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental's products; any general economic recession domestically or internationally; regulatory uncertainties; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency improvement, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "believes" or "expect", that convey the uncertainty of future events or outcomes. Occidental undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors, Occidental Petroleum Corporation:

     We have audited the accompanying consolidated balance sheets of OCCIDENTAL PETROLEUM CORPORATION (a Delaware corporation) and consolidated subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2000 (included on pages 32 through 60). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and consolidated subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.
     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the exhibit index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP
Los Angeles, California
February 7, 2001

CONSOLIDATED STATEMENTS OF OPERATIONS                                     Occidental Petroleum Corporation
In millions, except per-share amounts                                                     and Subsidiaries

For the years ended December 31,                                              2000        1999        1998
======================================================================   =========   =========   =========
REVENUES
    Net sales                                                            $  13,574   $   7,820   $   6,805
    Interest, dividends and other income                                       263         913         261
    Gains (losses) on disposition of assets, net                               639         (13)        546
    Income (loss) from equity investments                                       67          41         (22)
                                                                         ---------   ---------   ---------
                                                                            14,543       8,761       7,590
                                                                         ---------   ---------   ---------

COSTS AND OTHER DEDUCTIONS
    Cost of sales                                                            8,963       5,269       4,671
    Selling, general and administrative and other operating expenses           691         645         678
    Write-down of assets                                                       180         212          30
    Depreciation, depletion and amortization of assets                         901         805         835
    Minority interest                                                          185          58           1
    Exploration expense                                                         94          75         128
    Interest and debt expense, net                                             518         498         559
                                                                         ---------   ---------   ---------
                                                                            11,532       7,562       6,902
                                                                         ---------   ---------   ---------

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES                               3,011       1,199         688
Provision for domestic and foreign income and other taxes                    1,442         631         363
                                                                         ---------   ---------   ---------

INCOME FROM CONTINUING OPERATIONS                                            1,569         568         325
Discontinued operations, net                                                    --          --          38
Extraordinary gain(loss), net                                                    1        (107)         --
Cumulative effect of changes in accounting principles, net                      --         (13)         --
                                                                         ---------   ---------   ---------

NET INCOME                                                                   1,570         448         363
Effect of repurchase of Trust Preferred Securities                               1           1          --
Preferred dividends                                                             --          (7)        (17)
                                                                         ---------   ---------   ---------
EARNINGS APPLICABLE TO COMMON STOCK                                      $   1,571   $     442   $     346
                                                                         =========   =========   =========

BASIC EARNINGS PER COMMON SHARE
    Income from continuing operations                                    $    4.26   $    1.58   $     .88
    Discontinued operations, net                                                --          --         .11
    Extraordinary loss, net                                                     --        (.30)         --
    Cumulative effect of changes in accounting principles, net                  --        (.04)         --
                                                                         ---------   ---------   ---------

BASIC EARNINGS PER COMMON SHARE                                          $    4.26   $    1.24   $     .99
                                                                         =========   =========   =========

DILUTED EARNINGS PER COMMON SHARE                                        $    4.26   $    1.24   $     .99
======================================================================   =========   =========   =========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS                                                Occidental Petroleum Corporation
In millions, except share amounts                                                          and Subsidiaries

Assets at December 31,                                                                     2000        1999
===================================================================================   =========   =========
CURRENT ASSETS
    Cash and cash equivalents                                                         $      97   $     214

    Trade receivables, net of reserves of $25 in 2000 and $24 in 1999                       809         559

    Receivables from joint ventures, partnerships and other                                 517         215

    Inventories                                                                             485         503

    Prepaid expenses and other                                                              159         197
                                                                                      ---------   ---------

      TOTAL CURRENT ASSETS                                                                2,067       1,688
                                                                                      ---------   ---------


LONG-TERM RECEIVABLES, NET                                                                2,119         168
                                                                                      ---------   ---------


EQUITY INVESTMENTS
                                                                                          1,327       1,754
                                                                                      ---------   ---------


PROPERTY, PLANT AND EQUIPMENT, AT COST

    Oil and gas segment                                                                  14,084      11,106

    Chemical segment                                                                      3,990       4,062

    Corporate and other                                                                   1,438       1,451
                                                                                      ---------   ---------
                                                                                         19,512      16,619

    Accumulated depreciation, depletion and amortization                                 (6,041)     (6,590)
                                                                                      ---------   ---------
                                                                                         13,471      10,029




OTHER ASSETS                                                                                430         486
                                                                                      ---------   ---------
                                                                                      $  19,414   $  14,125
===================================================================================   =========   =========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS                                                Occidental Petroleum Corporation
In millions, except share amounts                                                          and Subsidiaries

Liabilities and Equity at December 31,                                                     2000        1999
===================================================================================   =========   =========
CURRENT LIABILITIES
    Current maturities of long-term debt and capital lease liabilities                $     258   $       5
    Notes payable                                                                             2          29
    Accounts payable                                                                      1,091         812
    Accrued liabilities                                                                   1,089         738
    Dividends payable                                                                        93          93
    Obligation under natural gas delivery commitment                                        129         122
    Domestic and foreign income taxes                                                        78         168
                                                                                      ---------   ---------
      TOTAL CURRENT LIABILITIES                                                           2,740       1,967
                                                                                      ---------   ---------

LONG-TERM DEBT, NET OF CURRENT MATURITIES AND UNAMORTIZED DISCOUNT                        3,285       4,368
                                                                                      ---------   ---------

NON-RECOURSE DEBT                                                                         1,900          --
                                                                                      ---------   ---------

DEFERRED CREDITS AND OTHER LIABILITIES
    Deferred and other domestic and foreign income taxes                                  1,280         995
    Obligation under natural gas delivery commitment                                        282         411
    Other                                                                                 2,415       2,123
                                                                                      ---------   ---------
                                                                                          3,977       3,529
                                                                                      ---------   ---------

CONTINGENT LIABILITIES AND COMMITMENTS

MINORITY INTEREST                                                                         2,265         252
                                                                                      ---------   ---------

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
      TRUST PREFERRED SECURITIES OF A SUBSIDIARY
      TRUST HOLDING SOLELY SUBORDINATED NOTES OF
      OCCIDENTAL                                                                            473         486
                                                                                      ---------   ---------

STOCKHOLDERS' EQUITY
    Nonredeemable preferred stock; $1.00 par value, authorized 50 million shares;
        outstanding shares:  2000 and 1999--none                                             --          --
    Common stock, $.20 par value; authorized 500 million shares;
        outstanding shares:  2000--369,984,447 and 1999--367,916,297                         74          73
    Additional paid-in capital                                                            3,743       3,787
    Retained earnings(deficit)                                                            1,007        (286)
    Accumulated other comprehensive income                                                  (50)        (51)
                                                                                      ---------   ---------
                                                                                          4,774       3,523
                                                                                      ---------   ---------
                                                                                      $  19,414   $  14,125
===================================================================================   =========   =========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                                  Occidental Petroleum Corporation
In millions                                                                                                      and Subsidiaries

                                                                                                                           Accum-
                                                                                                                           ulated
                                                     Non-                                                                   Other
                                               Redeemable        ESOP    Unearned              Additional    Retained     Compre-
                                                Preferred   Preferred        ESOP      Common     Paid-in    Earnings     hensive
                                                    Stock       Stock      Shares       Stock     Capital   (Deficit)      Income
=============================================  ==========  ==========  ==========  ==========  ==========  ==========  ==========
BALANCE, DECEMBER 31, 1997                     $    1,125  $    1,400  $   (1,348) $       68  $    4,149  $   (1,097) $      (11)
    Net income                                         --          --          --          --          --         363          --
    Other comprehensive income, net of tax             --          --          --          --          --          --         (18)
    Dividends on common stock                          --          --          --          --        (354)         --          --
    Dividends on preferred stock                       --          --          --          --         (17)         --          --
    Issuance of common stock                           --          --          --          --          28          --          --
    Release/Retirement of ESOP shares                  --      (1,400)      1,348          --          52          --          --
    Repurchase and retirement of common stock          --          --          --          (7)       (930)         --          --
    Preferred stock conversions                      (882)         --          --           8         874          --          --
    Exercises of options and other, net                --          --          --          --          12          --          --
---------------------------------------------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
BALANCE, DECEMBER 31, 1998                     $      243  $       --  $       --  $       69  $    3,814  $     (734) $      (29)
    Net income                                         --          --          --          --          --         448          --
    Other comprehensive income, net of tax             --          --          --          --          --          --         (22)
    Dividends on common stock                          --          --          --          --        (358)         --          --
    Dividends on preferred stock                       --          --          --          --          (7)         --          --
    Issuance of common stock                           --          --          --           1          88          --          --
    Preferred stock conversions/redemptions          (243)         --          --           3         240          --          --
    Exercises of options and other, net                --          --          --          --          10          --          --
---------------------------------------------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
BALANCE, DECEMBER 31, 1999                     $       --  $       --  $       --  $       73  $    3,787  $     (286) $      (51)
    Net income                                         --          --          --          --          --       1,570          --
    Other comprehensive income, net of tax             --          --          --          --          --          --           1
    Dividends on common stock                          --          --          --          --         (92)       (277)         --
    Issuance of common stock                           --          --          --           1          40          --          --
    Exercises of options and other, net                --          --          --          --           8          --          --
---------------------------------------------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
BALANCE, DECEMBER 31, 2000                     $       --  $       --  $       --  $       74  $    3,743  $    1,007  $      (50)
=============================================  ==========  ==========  ==========  ==========  ==========  ==========  ==========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In millions

For the years ended December 31,                             2000        1999        1998
=====================================================   =========   =========   =========
Net income                                              $   1,570   $     448   $     363
    Other comprehensive income items:
      Foreign currency translation adjustments                  2         (23)        (14)
      Minimum pension liability adjustment                      2          --          --
      Other                                                    (3)          1          (4)
                                                        ---------   ---------   ---------
    Other comprehensive income, net of tax                      1         (22)        (18)
                                                        ---------   ---------   ---------
Comprehensive income                                    $   1,571   $     426   $     345
=====================================================   =========   =========   =========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                      Occidental Petroleum Corporation
In millions                                                                                                and Subsidiaries

For the years ended December 31,                                                               2000        1999        1998
=======================================================================================   =========   =========   =========
CASH FLOW FROM OPERATING ACTIVITIES
    Income from continuing operations                                                     $   1,569   $     568   $     325
    Adjustments to reconcile income to net cash provided by operating activities:
        Depreciation, depletion and amortization of assets                                      901         805         835
        Amortization of debt discount and deferred financing costs                                7          12          22
        Deferred income tax provision                                                           413         183         275
        Other noncash charges to income                                                         170         275          10
        Gains on disposition of assets, net and litigation settlement                          (639)       (762)       (546)
        (Income)loss from equity investments                                                    (67)        (41)         22
        Exploration expense                                                                      94          75         128
    Changes in operating assets and liabilities:
        (Increase)decrease in accounts and notes receivable                                    (201)       (269)         54
        (Increase)decrease in inventories                                                       (39)         27         (43)
        Decrease(increase) in prepaid expenses and other assets                                  34          13         (65)
        Increase(decrease) in accounts payable and accrued liabilities                          367          90        (176)
        (Decrease)increase in current domestic and foreign income taxes                         (53)        263        (242)
    Other operating, net                                                                       (155)       (195)       (275)
                                                                                          ---------   ---------   ---------
                                                                                              2,401       1,044         324
    Operating cash flow from discontinued operations                                             --          --        (244)
                                                                                          ---------   ---------   ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                             2,401       1,044          80
                                                                                          ---------   ---------   ---------

CASH FLOW FROM INVESTING ACTIVITIES
    Capital expenditures                                                                       (952)       (601)     (1,074)
    Sale of businesses and disposal of property, plant and equipment, net                     1,488          52       3,378
    Proceeds from litigation settlement                                                          --         775          --
    Collection of note receivable                                                                --       1,395          --
    Buyout of operating leases                                                                   --         (17)        (41)
    Purchase of businesses, net                                                              (3,715)       (127)     (3,528)
    Dividends from equity investments and other, net                                             82         114          55
                                                                                          ---------   ---------   ---------
                                                                                             (3,097)      1,591      (1,210)
    Investing cash flow from discontinued operations                                             --          --          (6)
                                                                                          ---------   ---------   ---------
        NET CASH(USED)PROVIDED BY INVESTING ACTIVITIES                                       (3,097)      1,591      (1,216)
                                                                                          ---------   ---------   ---------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from long-term debt and non-recourse debt                                        2,447         835       1,775
    (Repayments of)proceeds from commercial paper and revolving credit agreements, net           --      (2,201)        811
    Payments of long-term debt, non-recourse debt and capital lease liabilities              (1,389)     (1,305)       (679)
    Proceeds from issuance of common stock                                                       41          21          29
    Proceeds from issuance of Trust Preferred Securities                                         --         508          --
    Repurchase of Trust Preferred Securities                                                    (12)        (21)         --
    Proceeds from natural gas delivery commitment                                                --          --         500
    Purchases for natural gas delivery commitment                                              (115)         --          --
    (Payments)proceeds of notes payable, net                                                    (25)          9          (4)
    Repurchase of common stock                                                                   --          --        (937)
    Cash dividends paid                                                                        (369)       (363)       (387)
    Other financing, net                                                                          1          --          11
                                                                                          ---------   ---------   ---------
        NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES                                         579      (2,517)      1,119
                                                                                          ---------   ---------   ---------
(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                                                (117)        118         (17)
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR                                                    214          96         113
                                                                                          ---------   ---------   ---------
CASH AND CASH EQUIVALENTS--END OF YEAR                                                    $      97   $     214   $      96
=======================================================================================   =========   =========   =========

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Occidental Petroleum Corporation
                                                                and Subsidiaries

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Occidental Petroleum Corporation, all entities where Occidental has majority ownership of voting interests and Occidental's proportionate interests in oil and gas exploration and production ventures. All material intercompany accounts and transactions have been eliminated. Investments in less than majority-owned enterprises, except for oil and gas exploration and production ventures, are accounted for on the equity method (see Note 15).
     In addition, certain financial statements, notes and supplementary data for prior years have been changed to conform to the 2000 presentation.

NATURE OF OPERATIONS
     Occidental is a multinational organization whose principal business segments are oil and gas exploration, production and marketing and chemicals production and marketing. In oil and gas, Occidental has active exploration and production in the United States and in ten other countries. Occidental's OxyChem subsidiary has interests in basic chemicals (principally chlorine and caustic soda), vinyls, petrochemicals and specialty products.

RISKS AND UNCERTAINTIES
     The process of preparing consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts, generally not by material amounts. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of Occidental's financial position and results of operations.
     Included in the accompanying balance sheet is net property, plant and equipment at a carrying value of approximately $13.5 billion as of December 31, 2000. These carrying values are based on Occidental's plans and intentions to continue to operate, maintain and, where it is economically desirable, to expand its businesses. If future economic conditions result in changes in management's plans or intentions, the carrying values of the affected assets will be reviewed again and any appropriate adjustments made.
     Included in the accompanying consolidated balance sheet are deferred tax assets of $845 million as of December 31, 2000, the noncurrent portion of which is netted against deferred income tax liabilities. Realization of these assets is dependent upon Occidental generating sufficient future taxable income. Occidental expects to realize the recorded deferred tax assets through future operating income and reversal of taxable temporary differences.
     The accompanying consolidated balance sheet includes assets of approximately $1.8 billion as of December 31, 2000, relating to Occidental's operations in countries outside North America. Some of these countries may be considered politically and economically unstable. These assets and the related operations are subject to the risk of actions by governmental authorities and insurgent groups. Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would expect to receive compensation in the event of nationalization.
     Since Occidental's major products are commodities, significant changes in the prices of oil and gas and chemical products could have a significant impact on Occidental's results of operations for any particular year.

FOREIGN CURRENCY TRANSLATION
     The functional currency applicable to all Occidental's foreign oil and gas operations is the U.S. dollar since cash flows are denominated principally in U.S. dollars. Occidental's chemical operations in Brazil use the Real as the functional currency. Brazil devalued the Real in January 1999. The devaluation had an unfavorable pre-tax income effect in 1999 on Occidental of approximately $13 million. The effect of exchange-rate changes on transactions denominated in nonfunctional currencies generated a gain of less than $1 million in 2000, a loss of $11 million in 1999 and a loss of $17 million in 1998. The 1998 loss was primarily due to the currency devaluation in Russia.

CASH AND CASH EQUIVALENTS
     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled approximately $46 million and $162 million at December 31, 2000 and 1999, respectively.

TRADE RECEIVABLES
     In 1992, Occidental entered into a new agreement to sell, under a revolving sale program, an undivided percentage ownership interest in a designated pool of trade receivables, with limited recourse. Under this program, Occidental serves as the collection agent with respect to the receivables sold. An interest in new receivables is sold as collections are made from customers. As of December 31, 2000 and 1999, Occidental had received net cash proceeds totaling $360 million. Fees and expenses under this program are included in selling, general and administrative and other operating expenses. During the years ended December 31, 2000, 1999 and 1998, the cost of this program amounted to approximately 6.7 percent, 5.5 percent, and 5.9 percent, respectively, of the weighted average amount of proceeds received. In January 2001, Occidental replaced the existing agreement with a similar one.

INVENTORIES

     Product and raw material inventories, except certain domestic chemicals, are stated at cost determined on the first-in, first-out ("FIFO") and average-cost methods and did not exceed market value. The remaining product and raw material inventories are stated at cost using the last-in, first-out ("LIFO") method and also did not exceed market value. Inventories of materials and supplies are valued at cost or less (see Note 5).

PROPERTY, PLANT AND EQUIPMENT
     Property additions and major renewals and improvements are capitalized at cost. Interest costs incurred in connection with major capital expenditures are capitalized and amortized over the lives of the related assets (see Note 16). Depreciation and depletion of oil and gas producing properties is determined principally by the unit-of-production method and is based on estimated recoverable reserves. The unit-of-production method of depreciation, based on estimated total productive life, also is used for certain chemical plant and equipment. Depreciation of other plant and equipment has been provided primarily using the straight-line method.
     Oil and gas properties are accounted for using the successful-efforts method. Costs of acquiring nonproducing acreage, costs of drilling successful exploration wells and development costs are capitalized. Producing and nonproducing properties are evaluated periodically and, if conditions warrant, an impairment reserve is provided. Annually, a determination is made whether it is probable that significant impairment of the carrying cost for individual fields or groups of fields has occurred, considering a number of factors, including profitability, political risk and Occidental's estimate of future oil and gas prices. If impairment is believed probable, a further analysis is performed using Occidental's estimate of future oil and gas prices to determine any impairment to be recorded for specific fields or groups of fields. Annual lease rentals and exploration costs, including geologic and geophysical costs and exploratory dry-hole costs, are expensed as incurred.
     At December 31, 2000 and 1999 corporate property, plant and equipment included $1.2 billion for an intrastate gas pipeline owned by Occidental. Accumulated depreciation, depletion and amortization included $436 million and $407 million at December 31, 2000 and 1999, respectively, for such pipeline.

OTHER ASSETS
     Other assets include tangible and intangible assets, certain of which are amortized over the estimated periods to be benefited.

NOTES PAYABLE
     Notes payable at December 31, 2000 and 1999 consisted of short-term notes due to financial institutions and other corporations. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2000 and 1999 was 17.4 percent and 11.2 percent, respectively. The notes payable balance at December 31, 2000 and 1999 included high-rate notes denominated in Brazilian Reals.

ACCRUED LIABILITIES--CURRENT
     Accrued liabilities include the following (in millions):

Balance at December 31,                                      2000        1999
======================================================   ========   =========
Accrued payroll, commissions and related expenses        $    180   $     130
Accrued interest expense                                 $     88   $     101
------------------------------------------------------   --------   ---------

ENVIRONMENTAL COSTS
     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Reserves for estimated costs that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. The environmental reserves are based on management's estimate of the most likely cost to be incurred and are reviewed periodically and adjusted as additional or new information becomes available. Probable recoveries or reimbursements are recorded as an asset. The environmental reserves are included in accrued liabilities and other noncurrent liabilities and amounted to $79 million and $323 million, respectively, at December 31, 2000 and $88 million and $366 million, respectively, at December 31, 1999.
     Environmental reserves are discounted only when the aggregate amount of the estimated costs for a specific site and the timing of cash payments are reliably determinable. As of December 31, 2000 and 1999, reserves that were recorded on a discounted basis were not material.

DISMANTLEMENT, RESTORATION AND RECLAMATION COSTS
     The estimated future abandonment costs of oil and gas properties and removal costs for offshore production platforms, net of salvage value, are accrued over their operating lives. Such costs are calculated at unit-of-production rates based upon estimated proved recoverable reserves and are taken into account in determining depreciation, depletion and amortization. For all other operations, appropriate reserves are provided when a decision is made to dispose of a property, since Occidental makes capital renewal expenditures on a continual basis while an asset is in operation. Reserves for dismantlement, restoration and reclamation costs are included in accrued liabilities and in other noncurrent liabilities and amounted to $2 million and $28 million, respectively, at December 31, 2000, and $3 million and $76 million, respectively, at December 31, 1999.

DERIVATIVE ACTIVITIES
     Occidental periodically uses commodity futures contracts, options and swaps to hedge the impact of oil and natural gas price fluctuations and uses forward exchange contracts to hedge the risk associated with fluctuations in foreign currency exchange rates. Emerging Issues Task Force ("EITF") Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, was implemented in the first quarter of 1999. Oil and gas trading contracts are measured at fair value on the balance sheet date. Gains and losses on such contracts are recognized in periodic income. Except where a right of setoff exists, gains are recognized as accrued receivables and losses are recognized as accrued payables. Gains and losses on commodity futures contracts that qualify for hedge accounting, essentially those associated with equity production or purchases, are deferred until recognized as an adjustment to sales revenue or purchase costs when the related transaction being hedged is finalized. Gains and losses on foreign currency forward exchange contracts that hedge identifiable future commitments are deferred until recognized when the related item being hedged is settled. All other contracts are recognized in periodic income. The cash flows from such contracts are included in operating activities in the consolidated statements of cash flows.
     Interest rate swaps and futures are entered into, from time to time, on specific debt as part of Occidental's overall strategy to maintain part of its debt on a floating-rate basis. There were no interest rate swaps outstanding at December 31, 2000.
     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for Occidental as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments and hedging activities and require an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value. Changes in the derivative instrument's fair value must be recognized into earnings unless specific hedge accounting criteria are met. Adoption of these new accounting standards will result in cumulative after-tax reductions in net income of approximately $24 million and other comprehensive income of approximately $27 million in the first quarter of 2001. The adoption will also increase total assets by $588 million and total liabilities by $639 million on the balance sheet.

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash payments during the years 2000, 1999 and 1998 included federal, foreign and state income taxes of approximately $686 million, $105 million and $212 million, respectively. Interest paid (net of interest capitalized) totaled approximately $516 million, $468 million and $491 million for the years 2000, 1999 and 1998, respectively. See Note 3 for detail of noncash investing and financing activities regarding certain acquisitions.


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

     Additionally, all of Occidental's oil and gas foreign entities have the U.S. dollar as the functional currency since the cash flows are mainly denominated in U.S. dollars. The effect of exchange rate transactions in foreign currencies is included in periodic income. Foreign currencies which are in a net liability position are thus protected from the unfavorable effects of devaluation. For entities that have a net foreign currency asset position, Occidental attempts to maintain those positions at low levels to mitigate exposure to currency devaluation. At December 31, 2000, Occidental had no foreign currency contracts outstanding.
     From time to time, Occidental enters into interest rate swaps and futures contracts to hedge interest rates on debt. In November 1993, Occidental entered into interest rate swaps on newly issued fixed-rate debt for notional amounts totaling $530 million. This converted fixed-rate debt into variable-rate debt, based on the London Interbank Offered Rate. All remaining agreements matured in November 2000. Notional amounts did not represent cash flow. Credit risk exposure, which was not material, was limited to the net interest differentials. The swap rate difference resulted in approximately $1 million of expense in 2000, less than $1 million of income in 1999 and approximately $2 million of expense in 1998, compared to what interest expense would have been had the debt remained at fixed rates. The impact of the swaps on the weighted average interest rates for all debt in 2000, 1999 and 1998 was not significant.
     At December 31, 2000, Occidental was a party to a series of forward rate locks that are required to be settled on or prior to December 31, 2002. These financial instruments relate to debt raised by a third party to construct a co-generation plant that will be subject to a long-term operating lease to an OxyChem affiliate. As the lease payments will be directly related to the amount of interest paid on the underlying debt, the forward rate locks were put in place to hedge the future lease payments. The lease will commence on or before December 31, 2002. The fair value of these financial instruments at December 31, 2000 was an unrealized loss of $29 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS
     Occidental values financial instruments as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents and short-term notes payable approximate fair value because of the short maturity of those instruments. Occidental estimates the fair value of its long-term debt based on the quoted market prices for the same or similar issues or on the yields offered to Occidental for debt of similar rating and similar remaining maturities. The estimated fair value of Occidental's total debt, including the non-recourse debt and Trust Preferred Securities, at December 31, 2000 and 1999 was approximately $6.1 billion and approximately $4.9 billion, respectively, compared with a carrying value of approximately $5.9 billion, and approximately $4.9 billion, respectively. Occidental will continue its strategy of maintaining part of its debt on a floating-rate basis.
     The carrying value of other on-balance sheet financial instruments approximates fair value and the cost, if any, to terminate off-balance sheet financial instruments is not significant.
     Occidental values derivative financial instruments (a futures, forward, swap, or option contract, or other financial instrument with similar characteristics) as required by the SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. The average fair value of derivative financial instruments held or issued for trading purposes during 2000 was $2 million. The fair value of these instruments at December 31, 2000 was $31 million. Offsetting the value of these instruments are related physical positions with a $12 million loss. The approximate $19 million net gain was reflected in the consolidated statements of operations. The majority of the gain realized from derivative financial instruments held or issued for trading purposes was from the mark-to-market under EITF Issue No. 98-10 of a long-term sales contract. The gross value of these positions has been reflected on the accompanying consolidated balance sheet as $252 million of accrued receivables and $233 million of accrued liabilities. Excluding the long-term sales contract that was marked-to-market under EITF Issue No. 98-10, the obligations' net positions, most of which expire in 2001, cover 5 billion cubic feet of natural gas and 50 thousand barrels of crude oil. The long-term sales contract volume commitment is 38,100 MMBtu per day through October 2010. The risk portfolio is spread out over numerous counterparties. The majority of the exposure is with institutional banks and with market leaders in the industry. No defaults are expected nor anticipated. Counterparty creditworthiness is reviewed before doing business with a new counterparty and on an on-going basis. The derivative financial instruments held for purposes other than trading expire during the period from January 2001 to December 2003 and relate to the hedging of natural gas and crude oil prices. The fair value of these instruments at December 31, 2000 was $511 million. Offsetting the value of these instruments are related physical positions with a $528 million loss. The principal components of these instruments and related physical positions are the natural gas delivery commitment and the related natural gas price swap discussed in Note 7. At December 31, 2000, the difference between the carrying value and the fair value of financial instruments held for purposes other than trading was an unrealized loss of approximately $17 million, which is currently deferred. Any gain or loss will be recognized when the related transactions are finalized.
     The results of oil and gas trading activities, excluding the long-term sales contract, were not significant.

NOTE 3    BUSINESS COMBINATIONS, ASSET ACQUISITIONS AND DISPOSITIONS,
          AND DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------
     On December 4, 2000, Occidental completed an agreement with BP Amoco ("BP") to obtain BP's interest in a carbon dioxide field in New Mexico and related pipelines in exchange for Occidental's interest in the Milne Point oil field in Alaska, together with additional cash consideration. The gain on this transaction was not significant.
     On November 29, 2000, an OxyChem subsidiary purchased a 28.6 percent interest in OxyMar, a Texas general partnership that owns the Ingleside, Texas vinyl chloride monomer ("VCM") facility operated by OxyChem. The interest was purchased from U.S. VCM Corporation, an affiliate of Marubeni Corporation, which continues to own a 21.4 percent interest and remains a 50 percent partner for corporate governance purposes. Oxy Vinyls, LP ("OxyVinyls") owns the remaining 50 percent interest.
     On November 1, 2000, Occidental agreed to farm out a partial economic interest in its Block 15 operations in Ecuador to Alberta Energy Company Ltd. ("AEC"). AEC will earn a 40 percent interest in the block and will assume certain capital costs through 2004. Occidental will remain the operator of Block
15. The gain on this transaction was not significant.
     On November 1, 2000, Occidental completed the sale of its Durez phenolic resins and compounding businesses and assets to Sumitomo Bakelite Co., Ltd. The net after-tax proceeds of approximately $120 million from the sale will be applied to Occidental's debt reduction program. Manufacturing facilities included in the sale are located in Niagara Falls, New York; Kenton, Ohio; Fort Erie, Ontario, Canada; and Genk, Belgium, as well as OxyChem's share in joint ventures located in Japan, Singapore, Indonesia and Canada. There was a $13 million after-tax gain on this transaction.
     On August 15, 2000, Occidental completed agreements with respect to two transactions with Apache Corporation ("Apache") involving Occidental's interests in the Continental Shelf of the Gulf of Mexico ("GOM"). Occidental entered into a transaction to deliver, over four years, substantially all of its share of future gas production from these GOM interests to Apache for approximately $280 million. Occidental also agreed to sell an interest in the subsidiary that holds the GOM assets for approximately $62 million, with an option for Apache to purchase additional interests for $44 million over the next four years. As a result of these transactions, and the consequent elimination of a portion of Occidental's responsibility for abandonment liabilities, Occidental recorded an after-tax gain of $39 million.
     On May 8, 2000, Occidental completed an agreement to sell its producing properties in Peru to Pluspetrol. In connection with this transaction, Occidental recorded an after-tax charge of approximately $29 million in December 1999 to write-down the properties to their fair values.
     On April 24, 2000, Occidental completed the acquisition of ARCO Long Beach Inc. ("THUMS"), an oil producing entity, for approximately $68 million.
     On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura Energy Ltd. (now "Occidental Permian Ltd.") ("Altura"), the largest oil producer in Texas. Occidental, through its subsidiaries, paid approximately $1.2 billion to the sellers, affiliates of BP Amoco plc and Shell Oil Company, to acquire the common limited partnership interest and control of the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership borrowed approximately $2.4 billion, which has recourse only to the Altura assets. The partnership also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes recorded as long-term receivables, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and are entitled to certain distributions from the partnership. The acquisition is valued at approximately $3.6 billion. Occidental's results of operations include the operations of the Altura assets from the date of acquisition. Pro-forma net income for the year ended December 31, 2000, including historical Altura results as if the acquisition had occurred on January 1, 2000, would have been $1.6 billion ($4.47 earnings per share). Pro-forma net income for the year ended December 31, 1999, including historical Altura results as if the acquisition had occurred on January 1, 1999, would have been $601 million ($1.69 earnings per share). Pro-forma revenues would have been $14.9 billion and $9.4 billion for the year ended December 31, 2000, and 1999, respectively. The pro-forma calculations were made with historical operating results from Altura prior to ownership by Occidental and give effect to certain adjustments, including increased depreciation, depletion and amortization to reflect the value assigned to the Altura property, plant and equipment, increased interest expense, and income tax effects. The pro-forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future. Also, the pro-forma calculations do not reflect anticipated cost savings, synergies, changes in realized prices or production rates and certain other adjustments that are expected to result from the acquisition and operation of Altura.
     On April 18, 2000, Occidental completed the sale of its 29.2 percent stake in Canadian Occidental Petroleum Ltd. ("CanadianOxy") for gross proceeds of approximately $1.2 billion Canadian, following approval of the sale by CanadianOxy stockholders. Of Occidental's 40.2 million shares of CanadianOxy,
20.2 million were sold to the Ontario Teachers Pension Plan Board and 20 million to CanadianOxy. These sales resulted in a net pre-tax gain of approximately $493 million. In addition, Occidental and CanadianOxy sold their respective 15 percent interests in joint businesses of approximately equal value, resulting in Occidental owning 100 percent of an oil and gas operation in Ecuador and CanadianOxy owning 100 percent of sodium chlorate operations in Canada and Louisiana.

     In December 1999, Occidental and EOG Resources, Inc. ("EOG") exchanged certain oil and gas assets. Occidental received assets that will enhance its programs to further focus exploration and production activities and achieve cost savings through operational benefits. Occidental received producing properties and exploration acreage in its expanding California asset base, as well as producing properties in the western Gulf of Mexico near existing operations in exchange for oil and gas production and reserves in east Texas. Occidental also farmed out Oklahoma panhandle properties to EOG and retained a carried interest.
     In the third quarter of 1999, pursuant to a series of transactions, Occidental indirectly acquired the remaining ownership of INDSPEC Chemical Corporation ("INDSPEC") through the issuance of approximately 3.2 million shares of Occidental common stock at an estimated value of approximately $68 million and the assumption of approximately $80 million of bank debt. As a result of the transactions, Occidental owns 100 percent of the stock of INDSPEC, which is a leading manufacturer of resorcinol, a bonding agent principally used in tires and as a flame retardant.
     In the third quarter of 1999, Occidental acquired Unocal International Corporation's ("UNOCAL") oil and gas interests in Yemen and UNOCAL acquired Occidental's properties in Bangladesh. The results, after tax benefits, did not have a significant impact on earnings.
     Effective April 30, 1999, Occidental and The Geon Company (now known as "PolyOne") formed two partnerships. Occidental has a 76 percent interest in the polyvinyl chloride ("PVC") commodity resin partnership, OxyVinyls, which is the larger of the partnerships, and a 10 percent interest in a PVC powder compounding partnership. OxyVinyls also has entered into long-term agreements to supply PVC resin to PolyOne and VCM to Occidental and PolyOne. In addition, as part of the transaction, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to PolyOne. As part of the transaction, PolyOne received approximately $104 million through the retention of working capital and the distribution of cash from OxyVinyls, and OxyVinyls undertook approximately $180 million in obligations for certain PolyOne plant facilities, which are treated as operating leases for accounting purposes. Occidental did not record a significant gain or loss on the transaction.
     In May 1998, Occidental contributed its ethylene, propylene, ethylene oxide and ethylene glycol derivatives businesses (collectively, "the petrochemicals business") to a partnership called Equistar Chemicals, LP ("Equistar"), in return for a 29.5 percent interest in such partnership, receipt of approximately $420 million in cash and the assumption by Equistar of approximately $205 million of Occidental capital lease liabilities. Occidental guaranteed $625 million of Equistar's debt related to these amounts. Lyondell Petrochemical Company ("Lyondell") and Millennium Chemicals, Inc. ("Millennium"), through their respective subsidiaries, were the original partners of Equistar. Lyondell owns 41 percent of Equistar and Occidental and Millennium each own 29.5 percent. Occidental did not record a gain or loss on the transaction.
     In February 1998, Occidental acquired the U.S. government's approximate 78 percent interest in the Elk Hills Naval Petroleum Reserve oil and gas fields ("Elk Hills field") for approximately $3.5 billion. Occidental's results of operations include the operations of the Elk Hills field from the date of acquisition. Pro-forma net income for the year ended December 31, 1998, including historical Elk Hills results as if the acquisition had occurred at January 1, 1998, would not have been materially different. Pro-forma revenues would have been $7.4 billion for the year ended December 31, 1998. The pro-forma calculations were made with historical operating results for the Elk Hills field prior to ownership by Occidental and give effect to certain adjustments including increased depreciation, depletion and amortization to reflect the value assigned to Elk Hills property, plant and equipment, increased interest expense assuming the acquisition was completely financed, and income and property tax effects, but did not reflect anticipated future production enhancements in the Elk Hills field and operational cost improvements expected to be realized.
     In 1998, Occidental completed a number of international and domestic asset sales as part of an asset redeployment program. The sale of major nonstrategic oil and gas properties included Occidental's entire interest in an oilfield development project in Venezuela, the stock of the subsidiary which owned its oil and gas assets in the Netherlands and the North Sea, as well as various domestic properties. Net proceeds from all major nonstrategic oil and gas asset sales were $1.1 billion, and the total net pre-tax gain was $532 million, which is included in the total gain from disposition of assets of $546 million.
     Additionally in 1998, Occidental and the Royal Dutch/Shell Group ("Shell") exchanged Occidental's oil and gas interests in the Philippines and Malaysia for Shell's oil and gas interests in Yemen and Colombia. Shell also received a cash payment of approximately $89 million. No gain or loss was recorded on the transaction.
     Occidental completed the sale of all of the issued and outstanding shares of common stock of MidCon, its natural gas transmission and marketing business, to KN Energy, Inc. ("KN Energy"), on January 31, 1998 in return for a cash payment of $2.1 billion. The estimated net cash proceeds from the transaction were approximately $1.7 billion. Additionally, KN Energy issued a fixed-rate interest bearing note, payable January 4, 1999, to Occidental in the amount of $1.4 billion, in exchange for a note previously issued to Occidental by the MidCon Corp. Employee Stock Ownership Plan ("ESOP") Trust. The $1.4 billion note was repaid on January 4, 1999. MidCon also retained responsibility for certain Texas intrastate pipeline lease obligations to an Occidental subsidiary. In connection with the sale, the Cumulative MidCon-Indexed Convertible Preferred Stock ("CMIC Preferred Stock") was redeemed.

NOTE 4    EXTRAORDINARY ITEMS AND ACCOUNTING CHANGES AND OTHER TRANSACTIONS
--------------------------------------------------------------------------------
     The 2000 results included pre-tax charges of $120 million for the write-down of the chemical intermediate businesses to net realizable value, $53 million for the write-down of various oil and gas assets and investments and $15 million for the write-down of various chemical assets.
     During the third and fourth quarters of 2000, Occidental repurchased some of its outstanding public debt securities in open market transactions, with principal balances totaling $154 million, at current market prices. Occidental recorded an after-tax extraordinary gain of $1 million that resulted from these purchases.
     In the fourth quarter of 2000, Occidental adopted the provisions of EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which establishes accounting and reporting standards for the treatment of shipping and handling costs. Among its provisions, EITF Issue No. 00-10 requires that transportation costs that had been accounted for as deductions from revenues should now be recorded as an expense. The implementation of EITF Issue No. 00-10 had no effect on net income. All prior year balances have been adjusted to reflect this accounting change. The transportation costs that have been removed as deductions from revenues and included in cost of sales on Occidental's "Statements of Operations" totaled $245 million in 2000, $210 million in 1999 and $209 million in 1998.
     The 1999 results included pre-tax charges of $159 million for the write-down to realizable value of certain chemical assets, $28 million for write-downs by Equistar and $9 million for various oil and gas assets.
     Effective January 1, 1999, Occidental adopted the provisions of American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs of start-up activities, including organizational costs, be expensed as incurred. The initial application of the statement resulted in a charge to income for costs of previously capitalized start-up activities that have not yet been fully amortized. The initial adoption of SOP 98-5 resulted in a first quarter noncash after-tax charge of $15 million, net of $8 million in taxes, which has been recorded as a cumulative effect of a change in accounting principle.
     Effective January 1, 1999, Occidental adopted the provisions of EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, which establishes accounting and reporting standards for certain energy trading contracts. EITF Issue No. 98-10 requires that energy trading contracts must be marked-to-market with gains and losses included in earnings and separately disclosed in the financial statements or footnotes thereto. The initial adoption of EITF Issue No. 98-10 resulted in a first quarter noncash after-tax benefit of $2 million, recorded as a cumulative effect of a change in accounting principle.
     In June 1999, Occidental redeemed $68.7 million of its 11.125 percent senior debentures due June 1, 2019 and recorded an after-tax extraordinary loss of $3 million in the second quarter of 1999 related to the redemption.
     In December 1999, OXY USA settled its long-standing litigation with Chevron U.S.A. Inc. ("Chevron") for a cash payment of $775 million from Chevron. The related pre-tax income of $775 million is reported as interest, dividends and other income in the accompanying consolidated statements of operations. Occidental then repurchased for cash, $240 million principal amount of its
10.125 percent Senior Notes due November 15, 2001, and $138 million principal amount of its 11.125 percent Senior Notes due August 1, 2010 and redeemed all of OXY USA's $274 million principal amount of 7 percent debentures due 2011 for a total of $722 million, including premium, expenses and accrued interest. Occidental recorded an after-tax extraordinary loss of $104 million in the fourth quarter of 1999 related to the transactions. The 1999 total year results included a net extraordinary loss of $107 million, which resulted from the early extinguishment of high-cost debt.
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The bulletin was effective in the fourth quarter of 2000. Occidental was in compliance with these standards; accordingly, the adoption of SAB No. 101 did not have an impact on its consolidated financial statements.
     Effective January 1, 1998, Occidental adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The implementation of SFAS No. 130 did not have an impact on Occidental's results of operations. The prior year financial statements have been restated to conform to the new presentation. Occidental's comprehensive income is composed primarily of net income or loss, foreign currency translation adjustments and minimum pension liability adjustments. Occidental's comprehensive income was $1,571 million in 2000, $426 million in 1999 and $345 million in 1998.
     Effective January 1, 1998, Occidental adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for reporting and display of information about operating segments. It supersedes or amends several Financial Accounting Standards Board ("FASB") statements, most notably, SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The implementation of SFAS No. 131 did not have an impact on Occidental's consolidated financial position or results of operations.

NOTE 5    INVENTORIES
--------------------------------------------------------------------------------
     Inventories of approximately $268 million and $246 million were valued under the LIFO method at December 31, 2000 and 1999, respectively. Inventories consisted of the following (in millions):

Balance at December 31,               2000        1999
==============================   =========   =========
Raw materials                    $      68   $      60
Materials and supplies                 125         167
Work in process                          3           7
Finished goods                         343         294
                                 ---------   ---------

                                       539         528
LIFO reserve                           (54)        (25)
                                 ---------   ---------

TOTAL                            $     485   $     503
==============================   =========   =========

NOTE 6    LONG-TERM DEBT AND NON-RECOURSE DEBT
--------------------------------------------------------------------------------
     Long-term debt consisted of the following (in millions):

Balance at December 31,                                                                     2000        1999
====================================================================================   =========   =========
OCCIDENTAL PETROLEUM CORPORATION
    7.65% senior notes due 2006                                                        $     450   $     450
    6.4% senior notes due 2013, subject to remarketing April 1, 2003                         450         450
    7.375% senior notes due 2008                                                             395         400
    8.45% senior notes due 2029                                                              350         350
    9.25% senior debentures due 2019, putable August 1, 2004 at par                          300         300
    10.125% senior debentures due 2009                                                       276         276
    7.2% senior debentures due 2028                                                          200         200
    6.75% senior notes due 2002                                                              163         200
    6.5% senior notes due 2005                                                               157         250
    Medium-term notes due 2001 through 2008 (7.18% to 9.75% at December 31, 2000)            150         427
    8.5% senior notes due 2001                                                               132         150
    8.75% medium-term notes due 2023                                                         100         100
    10.125% senior notes due 2001                                                             89          90
    11.125% senior notes due 2010                                                             12          12
    Floating rate extendible notes due 2008                                                   --         270
    11.125% senior debentures due 2019, redeemed on June 1, 2000 at par                       --          75
                                                                                       ---------   ---------
                                                                                           3,224       4,000
                                                                                       ---------   ---------

OXY USA INC.
    5.7% to 7.8% unsecured notes due 2001 through 2007                                        34          48
    7.2% unsecured notes due 2020                                                              7           7
                                                                                       ---------   ---------
                                                                                              41          55
                                                                                       ---------   ---------

OTHER SUBSIDIARY DEBT
    4.4% to 7.85% unsecured notes due 2001 through 2030                                      276         321
    6% secured notes due 2001 through 2007                                                    17          17
                                                                                       ---------   ---------
                                                                                             293         338
                                                                                       ---------   ---------
                                                                                           3,558       4,393
Less:
    Unamortized discount, net                                                                (16)        (21)
    Current maturities                                                                      (257)         (4)
                                                                                       ---------   ---------
TOTAL LONG-TERM DEBT                                                                       3,285       4,368
                                                                                       ---------   ---------

    Occidental Permian Ltd. non-recourse term loan due 2005
      (7.66% weighted average interest rate at December 31, 2000)                          1,900          --
                                                                                       ---------   ---------
TOTAL LONG-TERM DEBT AND NON-RECOURSE DEBT                                             $   5,185   $   4,368
====================================================================================   =========   =========

     At December 31, 2000, Occidental had available lines of committed bank credit of approximately $2.1 billion. Bank fees on these committed lines of credit ranged from 0.125 percent to 0.175 percent.
     At December 31, 2000, minimum principal payments on long-term debt and non-recourse debt subsequent to December 31, 2001 aggregated $5.2 billion, of which $261 million is due in 2002, $814 million in 2003, $625 million in 2004, $1.4 billion in 2005, $2 million in 2006 and $2.1 billion thereafter. Unamortized discount is generally being amortized to interest expense on the effective interest method over the lives of the related issues.
     At December 31, 2000, under the most restrictive covenants of certain financing agreements, the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental's capital stock was approximately $2.5 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowings.


NOTE 7    NATURAL GAS DELIVERY COMMITMENT
--------------------------------------------------------------------------------
     In November 1998, Occidental entered into a natural gas delivery commitment for proceeds of $500 million, which obligates Occidental to deliver 263 billion cubic feet of natural gas over a four-year period beginning in 2000. The imputed interest rate in the transaction is approximately 6 percent. In connection with this transaction, Occidental simultaneously entered into a natural gas price swap based on identical volumes of natural gas and a delivery schedule that corresponds to the natural gas delivery commitment. Under the terms of the swap, Occidental will pay an average fixed price of $2.27 per MMBtu of gas and will receive a floating price that will approximate market which mitigates Occidental's price exposure. At December 31, 2000, the fair value of this price swap is a $525 million gain, which is offset by a $525 million loss applicable to the related physical positions. This price swap is the principal component of the fair value for derivative financial instruments disclosed in Note 2. Occidental has the ability to satisfy the delivery commitment with open market purchases and has not reduced its natural gas reserves for the commitment. At December 31, 2000, the future minimum delivery commitment under the contract expressed in dollars and in volumes is as follows (dollars in millions, volumes in billions of cubic feet):

                                                                                    VALUE     VOLUMES
=============================================================================   =========   =========
2001                                                                            $     150          66
2002                                                                                  150          66
2003                                                                                  147          65
                                                                                ---------   ---------

TOTAL                                                                                 447         197
                                                                                            =========
Less:
    Imputed interest                                                                  (36)
    Current portion                                                                  (129)
                                                                                ---------

PRESENT VALUE OF NATURAL GAS DELIVERY COMMITMENT, NET OF CURRENT PORTION        $     282
=============================================================================   =========

NOTE 8    LEASE COMMITMENTS
--------------------------------------------------------------------------------
     The present value of net minimum capital lease payments, net of the current portion, totaled $26 million and $27 million at December 31, 2000 and 1999, respectively. These amounts are included in other liabilities.
     Operating and capital lease agreements, which include leases for manufacturing facilities, office space, railcars and tanks, frequently include renewal and/or purchase options and require Occidental to pay for utilities, taxes, insurance and maintenance expense.
    At December 31, 2000, future net minimum lease payments for capital and operating leases (excluding oil and gas and other mineral leases) were the following (in millions):

                                                                                  CAPITAL   OPERATING
=============================================================================   =========   =========
2001                                                                            $       4   $      79
2002                                                                                    2          54
2003                                                                                    1          44
2004                                                                                    1          30
2005                                                                                    1          22
Thereafter                                                                             42         172
                                                                                ---------   ---------

TOTAL MINIMUM LEASE PAYMENTS                                                           51   $     401
                                                                                            =========
Less:
    Executory costs                                                                    (1)
    Imputed interest                                                                  (22)
    Current portion                                                                    (2)
                                                                                ---------

PRESENT VALUE OF NET MINIMUM CAPITAL LEASE PAYMENTS, NET OF CURRENT PORTION     $      26
=============================================================================   =========

     Rental expense for operating leases, net of sublease rental income, was $98 million in 2000, $93 million in 1999 and $106 million in 1998. Rental expense was net of sublease income of $8 million in 2000, $9 million in 1999 and $10 million in 1998. At December 31, 2000, sublease rental amounts included in the future operating lease payments totaled $98 million, as follows (in millions):
2001--$8, 2002--$7, 2003--$7, 2004--$7, 2005--$7, and 2006 and thereafter--$62.
In addition, Occidental has undertaken certain commitments in connection with the construction and leasing of a co-generation facility in Louisiana. Upon completion of construction and satisfaction of certain other conditions, lease payments are expected to commence on or before December 31, 2002.
     Occidental has guaranteed the residual value of certain leased assets of approximately $152 million. If the assets are not purchased at the end of the lease-term, Occidental would be obligated to pay any deficiency between the fair value of the assets and the guaranteed residual; however, Occidental does not expect to make payments under this provision.
     Included in the 2000 and 1999 property, plant and equipment accounts were $62 million and $59 million, respectively, of property leased under capital leases and $57 million and $52 million, respectively, of related accumulated amortization.


NOTE 9    LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS
--------------------------------------------------------------------------------

     Occidental and certain of its subsidiaries have been named as defendants or as potentially responsible parties in a substantial number of lawsuits, claims and proceedings, including governmental proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and corresponding state acts. These governmental proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties, aggregating substantial amounts. Occidental is usually one of many companies in these proceedings, and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs which can be reasonably estimated.
     In December 1998, David Croucher and others filed suit in the Federal District Court in Houston, Texas on behalf of persons claiming to have been beneficiaries of the MidCon ESOP. The suit has been certified as a class action. The plaintiffs allege that each of the U.S. Trust Company of California (the "ESOP Trustee") and the MidCon ESOP Administrative Committee breached its fiduciary duty to the plaintiffs by failing to properly value the securities held by the ESOP, and allege that Occidental actively participated in such conduct. The plaintiffs claim that, as a result of this alleged breach, the ESOP participants are entitled to an additional aggregate distribution of at least $200 million and that Occidental has been unjustly enriched and is liable for failing to make that distribution. In December 2000, the named plaintiffs and defendants reached a proposed settlement of the action. This settlement provides for Occidental to pay the class $25 million and fees and expenses of plaintiffs' counsel as awarded by the Court. The Court has scheduled a hearing on March 15, 2001 to consider approving the settlement. Occidental has adequate reserves.
     During the course of its operations, Occidental is subject to audit by taxing authorities for varying periods in various tax jurisdictions.

     At December 31, 2000, commitments for major capital expenditures during 2001 and thereafter were approximately $73 million.
     Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling services, electrical power, steam and certain chemical raw materials. At December 31, 2000, the net present value of the fixed and determinable portion of the obligations under these agreements, which were used to collateralize financings of the respective suppliers, aggregated $251 million, which was payable as follows (in millions):
2001--$29, 2002--$27, 2003--$26, 2004--$23, 2005--$22 and 2006 through
2016--$131. Payments under these agreements, including any variable component, were $42 million in 2000, $20 million in 1999 and $19 million in 1998.
     Occidental has certain other commitments under contracts, guarantees and joint ventures, and certain other contingent liabilities. Many of these commitments, although not fixed or determinable, involve capital expenditures and are part of the $1.1 billion capital expenditures estimated for 2001.
     It is impossible at this time to determine the ultimate liabilities that Occidental and its subsidiaries may incur resulting from the foregoing lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. Several of these matters may involve substantial amounts, and if these were to be ultimately resolved unfavorably to the full amount of their maximum potential exposure, an event not currently anticipated, it is possible that such event could have a material adverse effect upon Occidental's consolidated financial position or results of operations. However, in management's opinion, after taking into account reserves, it is unlikely that any of the foregoing matters will have a material adverse effect upon Occidental's consolidated financial position or results of operations.


NOTE 10    DOMESTIC AND FOREIGN INCOME AND OTHER TAXES
--------------------------------------------------------------------------------
     The domestic and foreign components of income(loss) from continuing operations before domestic and foreign income and other taxes were as follows (in millions):

For the years ended December 31,       Domestic     Foreign       Total
===================================   =========   =========   =========
2000                                  $   1,534   $   1,477   $   3,011
                                      =========   =========   =========

1999                                  $     473   $     726   $   1,199
                                      =========   =========   =========

1998                                  $     388   $     300   $     688
===================================   =========   =========   =========

     The provisions(credits) for domestic and foreign income and other taxes consisted of the following (in millions):

                                           U.S.       State
For the years ended December 31,        Federal   and Local     Foreign       Total
===================================   =========   =========   =========   =========
2000
    Current                           $     433   $      18   $     578   $   1,029
    Deferred                                403           9           1         413
                                      ---------   ---------   ---------   ---------
                                      $     836   $      27   $     579   $   1,442
===================================   =========   =========   =========   =========

1999
    Current                           $      76   $      26   $     346   $     448
    Deferred                                184           7          (8)        183
                                      ---------   ---------   ---------   ---------
                                      $     260   $      33   $     338   $     631
===================================   =========   =========   =========   =========

1998
    Current                           $    (113)  $      23   $     178   $      88
    Deferred                                249          29          (3)        275
                                      ---------   ---------   ---------   ---------
                                      $     136   $      52   $     175   $     363
===================================   =========   =========   =========   =========

     The following is a reconciliation, stated as a percentage of pre-tax income, of the U.S. statutory federal income tax rate to Occidental's effective tax rate on income from continuing operations:

For the years ended December 31,                 2000       1999       1998
==========================================   ========   ========   ========
U.S. federal statutory tax rate                    35%        35%        35%
Operations outside the United States(a)            11         12         15
State taxes, net of federal benefit                 1          2          5
Capital loss benefit                               --         --         (5)
Other                                               1          4          3
                                             --------   --------   --------

Tax rate provided by Occidental                    48%        53%        53%
==========================================   ========   ========   ========

(a) Included in these figures is the impact of not providing U.S. taxes on the unremitted earnings of certain foreign subsidiaries. The effect of this is to reduce the U.S. federal tax rate by approximately 7 percent in 1999 and 6 percent in 1998. The effect on 2000 due to distributions from these subsidiaries was insignificant.

     The tax effects of temporary differences and carryforwards resulting in deferred income taxes at December 31, 2000 and 1999 were as follows (in millions):

                                                                                     2000                        1999
                                                                -------------------------   -------------------------
                                                                   DEFERRED      DEFERRED      Deferred      Deferred
                                                                        TAX           TAX           Tax           Tax
Items resulting in temporary differences and carryforwards           ASSETS   LIABILITIES        Assets   Liabilities
=============================================================   ===========   ===========   ===========   ===========
Property, plant and equipment differences                       $       188   $       884   $       190   $       695
Equity investments including partnerships                                --         1,066            --         1,046
Environmental reserves                                                  145            --           152            --
Postretirement benefit accruals                                         184            --           140            --
State income taxes                                                      108            --            95            --
Tax credit carryforwards                                                 --            --            60            --
All other                                                               243            58           427           141
                                                                -----------   -----------   -----------   -----------

    Subtotal                                                            868         2,008         1,064         1,882
Valuation allowance                                                     (23)           --           (32)           --
                                                                -----------   -----------   -----------   -----------

Total deferred taxes                                            $       845   $     2,008   $     1,032   $     1,882
=============================================================   ===========   ===========   ===========   ===========

     Included in total deferred tax assets was a current portion aggregating $117 million and $145 million as of December 31, 2000 and 1999, respectively, that was reported in prepaid expenses and other.
     A deferred tax liability of approximately $145 million at December 31, 2000 has not been recognized for temporary differences related to Occidental's investment in certain foreign subsidiaries primarily as a result of unremitted earnings of consolidated subsidiaries, as it is Occidental's intention, generally, to reinvest such earnings permanently.
     The foreign currency translation adjustment included in other comprehensive income was net of an income tax charge of $6 million in 2000, a charge of $5 million in 1999 and a benefit of $6 million in 1998.
     The extraordinary loss that resulted from the early extinguishment of debt was reduced by an income tax benefit of $61 million in 1999.
     The cumulative effect of changes in accounting principles in 1999 was reduced by an income tax benefit of $7 million.
     Discontinued operations included income tax charges of $21 million in 1998. During 2000, Occidental utilized, for U.S. federal income tax return purposes, the entire alternative minimum tax credit carryforward balance of $60 million.

NOTE 11   NONREDEEMABLE PREFERRED STOCK AND COMMON STOCK
--------------------------------------------------------------------------------
     The following is an analysis of nonredeemable preferred stock and common stock (shares in thousands):

                                                     Nonredeemable            Common
                                                   Preferred Stock             Stock
================================================   ===============   ===============
BALANCE, DECEMBER 31, 1997                                  22,491           341,127
    Issued                                                      --             1,246
    Preferred stock conversions                            (17,639)           40,098
    Repurchase program                                          --           (35,142)
    Options exercised and other, net                            --               393
------------------------------------------------   ---------------   ---------------

BALANCE, DECEMBER 31, 1998                                   4,852           347,722
    Issued                                                      --             4,610
    Preferred stock conversions/redemptions                 (4,852)           15,708
    Options exercised and other, net                            --              (124)
------------------------------------------------   ---------------   ---------------

BALANCE, DECEMBER 31, 1999                                      --           367,916
    Issued                                                                     2,244
    Options exercised and other, net                                            (176)
------------------------------------------------   ---------------   ---------------

BALANCE, DECEMBER 31, 2000                                      --           369,984
================================================   ===============   ===============

NONREDEEMABLE PREFERRED STOCK
     Occidental has authorized 50,000,000 shares of preferred stock with a par value of $1.00 per share. In February 1994, Occidental issued 11,388,340 shares of $3.00 cumulative CXY-indexed convertible preferred stock in a public offering for net proceeds of approximately $557 million. The shares were convertible into Occidental common stock in accordance with a conversion formula that was indexed to the market price of the common shares of CanadianOxy. In August 1999, Occidental called for redemption all of the outstanding shares of such preferred stock. In 1999 and 1998, 4,847,130 shares and 2,532,740 shares of CXY-indexed convertible preferred stock were converted by the holders into 15,708,176 shares and 6,911,913 shares of Occidental's common stock, respectively.
     At December 31, 2000 and 1999, Occidental had no outstanding shares of preferred stock.

COMMON STOCK REPURCHASE PROGRAM
     In 1998, Occidental completed the common stock repurchase program announced in October 1997. Under the program, 39.3 million shares were repurchased and retired for a total cost of $1.06 billion of which 35.1 million shares were repurchased and retired in 1998 at a cost of $937 million.

STOCK INCENTIVE PLANS
STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
     Options to purchase common stock of Occidental have been granted to officers and employees under stock option plans adopted in 1987 and 1995. During 2000, options for 2,987,348 shares became exercisable, and options for 8,373,508 shares were exercisable at December 31, 2000 at a weighted-average exercise price of $22.84. Generally, these options vest over three years with a maximum term of ten years and one month. At December 31, 2000, options with stock appreciation rights ("SAR") for 473,000 shares were outstanding, all of which were exercisable.

     The following is a summary of stock option transactions during 2000, 1999 and 1998 (shares in thousands):

                                                2000                        1999                        1998
                           -------------------------   -------------------------   -------------------------
                                            WEIGHTED                    Weighted                    Weighted
                                             AVERAGE                     Average                     Average
                             SHARES   EXERCISE PRICE     Shares   Exercise Price     Shares   Exercise Price
========================   ========   ==============   ========   ==============   ========   ==============
BEGINNING BALANCE            13,033   $       23.249      8,169   $       24.065      6,769   $       23.274
Granted or issued             5,577   $       20.144      5,221   $       19.577      2,443   $       26.032
Exercised                       (93)  $       19.968         (7)  $       17.750       (605)  $       22.310
Canceled or expired            (300)  $       25.018       (350)  $       26.874       (438)  $       25.222
                           --------                    --------                    --------

ENDING BALANCE               18,217   $       21.532     13,033   $       23.249      8,169   $       24.065
                           ========                    ========                    ========

OPTIONS EXERCISABLE
     AT YEAR-END              8,374                       5,761                       4,400
========================   ========                    ========                    ========

     The following is a summary of stock options outstanding at December 31, 2000 (shares in thousands):

                                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                        -------------------------------------     --------------------------------
                                          WEIGHTED AVERAGE           WEIGHTED                             WEIGHTED
RANGE OF                                         REMAINING            AVERAGE                              AVERAGE
EXERCISE PRICES         OUTSTANDING       CONTRACTUAL LIFE     EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
=================     =============     ==================   ================     =============   ================
$14.88 to $20.06              7,365                   8.26   $          19.17             1,397   $          17.76
$20.50 to $23.88              5,979                   7.47   $          21.23             2,896   $          21.76
$24.38 to $29.44              4,873                   6.76   $          25.46             4,081   $          25.35
-----------------     -------------     ------------------   ----------------     -------------   ----------------

RESTRICTED STOCK AWARDS
     Pursuant to the 1995 Incentive Stock Plan, employees may be awarded Occidental restricted common stock at the par value of $.20 per share, with such shares vesting after four years or earlier under certain conditions. The related expense is amortized over the vesting period. In 2000, 40,000 shares were awarded at a weighted-average grant-date value of $21.875 per share; in 1999, 223,902 shares were awarded at a weighted-average grant-date value of $20.563 per share; 85,451 shares were awarded in 1998 at a weighted-average grant-date value of $28.519 per share; 149,885 shares were awarded in 1997 at a weighted-average grant-date value of $23.375 per share; 171,649 shares were awarded in 1996 at a weighted-average grant-date value of $21.431 per share; and 21,339 shares were awarded in 1995 at a weighted-average grant-date value of $20.875 per share.

PERFORMANCE STOCK AWARDS AND OPTIONS
     Performance stock awards have been made to various executive officers pursuant to the 1995 Incentive Stock Plan. The number of shares of common stock to be received, under these awards, by such officers at the end of the performance period will depend on the attainment of performance objectives based either on a peer company comparison of total stockholder return for such period, or in the case of segment employees, a combination of total stockholder return and return on assets of the segment. The grantees will receive shares of common stock in an amount ranging from zero to 200 percent of the Target Share Award (as such amount is defined in the grant). The shares vest or fail to vest by the end of the four-year performance term. In 2000, awards for 375,654 target shares were granted at a weighted-average grant-date value of $21.625 per share; in 1999, awards for 502,531 target shares were granted at a weighted-average grant-date value of $16.875 per share; 134,705 target shares were granted in 1998 at a weighted-average grant-date value of $29.3125 per share; awards for 97,832 target shares were granted in 1997 at a weighted-average grant-date value of $23.375 per share; and 101,630 target shares were granted in 1996 at a weighted-average grant-date value of $21.375 per share. In 2000, 101,630 shares were issued in respect of the target shares granted in 1996.
     In 1997, 4,655,000 Performance Stock Options were granted to certain executive officers at an exercise price of $25.375. Under the terms of these grants, as amended in 1999, these options expire 10 years from the grant date and will become vested upon the earlier of the following events occurring, at which time the grants become fully vested and exercisable: (a) for twenty consecutive trading days, the New York Stock Exchange closing price of Occidental common stock must be $25 or more per share; or (b) July 2, 2002. As of December 31, 2000, none of the options were exercisable.
     Under the 1995 Stock Incentive Plan, a total of 25,000,000 shares may be awarded. At December 31, 2000, 2,519,848 shares were available for future awards under the 1995 Plan, all of which were available to issue stock options, SARs, restricted stocks and performance stock awards.
     Occidental accounts for these plans under Accounting Principles Board Opinion No. 25. Had the compensation expense for these plans been determined in accordance with SFAS No. 123, Accounting for Stock Based Compensation, Occidental's pro-forma net income would have been $1.6 billion in 2000, $439 million in 1999 and $358 million in 1998. Basic and diluted earnings per share would have been $4.23 for 2000, $1.22 for 1999 and $.97 for 1998. The method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995; therefore, the resulting pro-forma compensation expense may not be representative of that to be expected in future years. The fair value of each option grant, for pro-forma calculation purposes, is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 4.97, 4.60 and 3.84 percent; expected volatility of 28.37, 23.57 and 22.91 percent; risk-free rate of return of 6.27, 5.86 and 5.45 percent; and expected lives of 5 years.

1996 RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS
     Under the 1996 Restricted Stock Plan for Non-Employee Directors, each non-employee Director of the Company will receive awards of restricted common stock each year as additional compensation for their services as a member of the Board of Directors. A maximum of 150,000 shares of common stock may be awarded under the Directors Plan and 21,000, 18,800 and 3,500 shares of common stock were awarded during 2000, 1999 and 1998, respectively. At December 31, 2000, 99,950 shares of common stock were available for the granting of future awards.

NOTE 12    TRUST PREFERRED SECURITIES
--------------------------------------------------------------------------------
     In January 1999, Oxy Capital Trust I, a wholly-owned subsidiary of Occidental, issued 21,000,000 shares of 8.16 percent Trust Originated Preferred Securities ("Trust Preferred Securities") to the public and 649,485 shares of Trust Originated Common Securities ("Common Securities") to Occidental. The proceeds of such issuances were invested by Oxy Capital Trust I in $541.2 million aggregate principal amount of Occidental's 8.16 percent Subordinated Deferrable Interest Notes due 2039 ("Trust Subordinated Notes"). The Trust Subordinated Notes represent the sole assets of Oxy Capital Trust I. The Trust Subordinated Notes mature on January 20, 2039, bear interest at the rate of 8.16 percent payable quarterly and are redeemable in whole, or in part, by Occidental beginning on January 20, 2004 at 100 percent of the principal amount thereof, plus any accrued and unpaid interest to the redemption date. The Trust Subordinated Notes are unsecured obligations of Occidental and are junior in right of payment to all present and future senior indebtedness of Occidental and are also effectively subordinate to certain indebtedness of Occidental's consolidated subsidiaries. Occidental may defer interest payments on the Trust Subordinated Notes from time to time for a period not exceeding twenty consecutive quarters. However, any unpaid quarterly interest payments on the Trust Subordinated Notes will continue to accrue interest at 8.16 percent per annum.
     Holders of the Trust Preferred Securities and Common Securities are entitled to cumulative cash distributions at an annual rate of 8.16 percent of the liquidation amount of $25 per security. The Trust Preferred Securities and Common Securities will be redeemed upon repayment of the Trust Subordinated Notes. If Occidental defers interest payments on the Trust Subordinated Notes, Oxy Capital Trust I will defer distributions on the Trust Preferred Securities and Common Securities during any deferral period. However, any unpaid quarterly distributions on the Trust Preferred Securities and Common Securities will continue to accrue with interest at 8.16 percent per annum.
     Occidental has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities ("the Guarantee"). The Guarantee, when taken together with Occidental's obligations under the Trust Subordinated Notes and the indenture pursuant to which the Trust Subordinated Notes were issued and Occidental's obligations under the Amended and Restated Declaration of Trust governing Oxy Capital Trust I, provides a full and unconditional guarantee of amounts due on the Trust Preferred Securities.
     The Trust Subordinated Notes and the related Oxy Capital Trust I investment in the Trust Subordinated Notes have been eliminated in consolidation and the Trust Preferred Securities are reported as Occidental Obligated Mandatorily Redeemable Trust Preferred Securities of a Subsidiary Trust Holding Solely Subordinated Notes of Occidental in the accompanying consolidated financial statements. Distributions on the Trust Preferred Securities are reported under the caption minority interest in the statement of operations. Total net proceeds to Occidental were $508 million. The balance reflected in the accompanying consolidated financial statements at December 31, 2000 and 1999 is net of issue costs and also reflects amortization of a portion of the issue costs, and the repurchase in 2000 and 1999 of 555,760 and 937,436 shares with a liquidation value of $13.9 million and $23.4 million, respectively.

NOTE 13    EARNINGS PER SHARE
--------------------------------------------------------------------------------
     Basic earnings per share was computed by dividing net income, less preferred dividend requirements, plus the effect of repurchase of Trust Preferred Securities by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share further assumes the dilutive effect of stock options and the conversion of preferred stocks.
     The following is a calculation of earnings per share for the years ended December 31 (in millions, except per-share amounts):

                                                          2000                              1999                              1998
                               -------------------------------   -------------------------------   -------------------------------
                                                     PER-SHARE                         Per-Share                         Per-Share
                                  INCOME     SHARES     AMOUNT      Income     Shares     Amount      Income     Shares     Amount
============================   =========  =========  =========   =========  =========  =========   =========  =========  =========
BASIC EARNINGS PER SHARE
------------------------
Earnings from continuing
    operations applicable to
    common stock               $ 1,570.5      369.0  $    4.26   $   562.6      355.4  $    1.58   $   308.1      350.2  $     .88
Discontinued operations, net                                            --                    --        38.4                   .11
Extraordinary gain(loss), net        1.2                    --      (107.4)                 (.30)         --                    --
Cumulative effect of
    changes in accounting
    principles, net                   --                    --       (13.4)                 (.04)         --                    --
                               ---------             ---------   ---------             ---------   ---------             ---------
Earnings applicable to
    common stock               $ 1,571.7             $    4.26   $   441.8             $    1.24   $   346.5             $     .99
                               =========             =========   =========             =========   =========             =========

DILUTED EARNINGS PER SHARE
--------------------------
Earnings from continuing
    operations applicable to
    common stock               $ 1,570.5      369.0              $   562.6      355.4              $   308.1      350.2
Dilutive effect of exercise of
    options outstanding               --         .2                     --         .1                     --         .4
                               ---------  ---------              ---------  ---------              ---------  ---------
Earnings from continuing
    operations applicable to
    common stock                 1,570.5      369.2  $    4.26       562.6      355.5  $    1.58       308.1      350.6  $     .88
Discontinued operations, net                                            --                    --        38.4                   .11
Extraordinary gain(loss), net        1.2                    --      (107.4)                 (.30)         --                    --
Cumulative effect of
    changes in accounting
    principles, net                   --                    --       (13.4)                 (.04)         --                    --
                               ---------             ---------  ----------             ---------   ---------             ---------
Earnings applicable to
    common stock               $ 1,571.7             $    4.26    $  441.8             $    1.24   $   346.5             $     .99
============================   =========             =========   =========             =========   =========             =========

     The following items were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the years ended December 31:

                                                     2000                 1999                 1998
====================================   ==================   ==================   ==================
Stock Options
    Number of shares                                  5.6                  4.6                  1.7
    Price range                        $ 21.250 - $29.438   $ 21.250 - $29.625   $ 24.375 - $29.625
    Expiration range                   4/28/03 - 11/10/09     1/14/00 - 7/8/08    8/20/99 - 12/1/07
Convertible Preferred Stock $3.00
    Number of shares                                   --                   --                 10.5
    Dividends paid                     $               --   $               --   $             16.5
------------------------------------   ------------------   ------------------   ------------------

NOTE 14    RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
--------------------------------------------------------------------------------
     Occidental has various defined contribution retirement plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, age level and/or employee contributions. Occidental expensed $55 million in 2000, $46 million in 1999 and $49 million in 1998 under the provisions of these plans.
     Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. The benefits generally are funded by Occidental as the benefits are paid during the year. The cost of providing these benefits is based on claims filed and insurance premiums paid for the period. The total benefit costs including the postretirement costs were approximately $69 million in 2000, $67 million in 1999 and $75 million in 1998.
     Pension costs for Occidental's defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.
     The following table sets forth the components of the net periodic benefit costs for Occidental's defined benefit pension and postretirement benefit plans for 2000, 1999 and 1998 (in millions):

                                                                   Pension Benefits             Postretirement Benefits
                                                  ---------------------------------   ---------------------------------
For the years ended December 31,                       2000        1999        1998        2000        1999        1998
===============================================   =========   =========   =========   =========   =========   =========
NET PERIODIC BENEFIT COSTS:
Service cost--benefits earned during the period   $       9   $       4   $       5   $       4   $       5   $       5
Interest cost on benefit obligation                      23          24          22          29          25          25
Expected return on plan assets                          (23)        (19)        (17)         --          --          --
Amortization of net transition obligation                --           1           1          --          --          --
Amortization of prior service cost                        1           3           3           1           1           1
Recognized actuarial loss                                (1)         (5)         (2)         (1)         (1)         (2)
Curtailments and settlements                             --          (1)          4          (8)         (4)         --
Currency adjustments                                     (5)         (6)         (3)         --          --          --
                                                  ---------   ---------   ---------   ---------   ---------   ---------
Net period benefit cost                           $       4   $       1   $      13   $      25   $      26   $      29
===============================================   =========   =========   =========   =========   =========   =========

     Occidental recorded adjustments to accumulated other comprehensive income of $2 million in 2000 and credits of less than $1 million in 1999 and 1998, to reflect the net-of-tax difference between the additional liability required under pension accounting provisions and the corresponding intangible asset.
     Occidental's defined benefit pension and postretirement benefit plans are accrued based on various assumptions and discount rates, as described below. The actuarial assumptions used could change in the near term as a result of changes in expected future trends and other factors which, depending on the nature of the changes, could cause increases or decreases in the liabilities accrued.
     The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation for Occidental's defined benefit pension and postretirement benefit plans (in millions):

                                                                    Pension Benefits     Postretirement Benefits
                                                             -----------------------     -----------------------
                                                                  2000          1999          2000          1999
========================================================     =========     =========     =========     =========
CHANGES IN BENEFIT OBLIGATION:
Benefit obligation -- beginning of year                      $     261     $     241     $     372     $     344
    Service cost -- benefits earned during the period                9             4             4             5
    Interest cost on projected benefit obligation                   23            24            29            25
    Actuarial (gain)loss                                            --           (22)           15             8
    Foreign currency exchange rate changes                          (6)          (12)           --            --
    Benefits paid                                                  (18)          (19)          (43)          (38)
    Businesses acquired                                             41 (a)        45 (c)        14 (a)        32 (c)
    Divestitures                                                   (16)(b)        --            --            --
    Curtailments and settlements                                     1            --            (8)           (4)
                                                             ---------     ---------     ---------     ---------

Benefit obligation -- end of year                            $     295     $     261     $     383     $     372
========================================================     =========     =========     =========     =========

(a)  Relates to Altura and THUMS.
(b)  Primarily relates to Durez.
(c)  Primarily relates to INDSPEC.

     The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Occidental's defined benefit pension plans (in millions):

                                                             Pension Benefits
                                                      -----------------------
                                                           2000          1999
=================================================     =========     =========
CHANGES IN PLAN ASSETS:
Fair value of plan assets -- beginning of year        $    254      $     234
    Actual return on plan assets                            10              8
    Foreign currency exchange rate changes                  (1)            (4)
    Employer contribution                                    2              7
    Benefits paid                                          (18)           (19)
    Businesses acquired                                     21 (a)         28 (c)
    Divestitures                                           (14)(b)         --
                                                      ---------     ---------
Fair value of plan assets -- end of year              $     254     $     254
=================================================     =========     =========

(a)  Relates to Altura and THUMS.
(b)  Primarily relates to Durez.
(c)  Primarily relates to INDSPEC.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $103 million, $84 million and $41 million, respectively, as of December 31, 2000 and $60 million, $58 million and $23 million, respectively, as of December 31, 1999.
     The weighted average discount rate used in determining the benefit obligations was 7.75 percent as of December 31, 2000 and 1999. The weighted average rate of increase in future compensation levels used in determining the benefit obligations was approximately 4.5 percent in 2000 and 1999. The expected long-term rate of return on assets was 9.0 percent in 2000 and 1999.
     The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates projected at a Consumer Price Index (CPI) increase of 3.0 percent as of December 31, 2000 and 1999, (beginning in 1993, participants other than certain union employees pay for all medical cost increases in excess of increases in the CPI). For certain union employees, the health care cost trend rates were projected at annual rates ranging ratably from 7.0 percent in 2000 to 5.0 percent through the year 2004 and level thereafter. A 1.0 percent increase or a 1.0 percent decrease in these assumed health care cost trend rates would result in an increase of $15 million or a reduction of $14 million, respectively, in the postretirement benefit obligation as of December 31, 2000, and an increase or reduction of $1 million in interest cost in 2000. The annual service costs would not be materially affected by these changes.
     The following table sets forth the funded status and amounts recognized in Occidental's consolidated balance sheets for the defined benefit pension and postretirement benefit plans at December 31, 2000 and 1999 (in millions):

                                                     Pension Benefits     Postretirement Benefits
                                              -----------------------     -----------------------
Balance at December 31,                            2000          1999          2000          1999
=========================================     =========     =========     =========     =========
Funded status                                 $     (41)    $      (7)    $    (383)    $    (372)
Unrecognized net transition obligation                2             2            --            --
Unrecognized prior service cost                       3             3             9            10
Unrecognized net (gain)loss                           7            (5)          (20)          (35)
                                              ---------     ---------     ---------     ---------
Net amount recognized                         $     (29)    $      (7)    $    (394)    $    (397)
                                              =========     =========     =========     =========

Prepaid benefit cost                          $      36     $      37     $      --     $      --
Accrued benefit liability                           (66)          (44)         (394)         (397)
Accumulated other comprehensive income                1            --            --            --
                                              ---------     ---------     ---------     ---------

Net amount recognized                         $     (29)    $      (7)    $    (394)    $    (397)
=========================================     =========     =========     =========     =========

NOTE 15   INVESTMENTS AND TRANSACTIONS WITH AFFILIATES
--------------------------------------------------------------------------------
     Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At December 31, 2000, Occidental's equity investments consisted of a 29.5 percent interest in Equistar acquired in May 1998 and various chemical partnerships and joint ventures. Equity investments paid dividends of $99 million, $100 million and $69 million to Occidental in 2000, 1999 and 1998, respectively. Cumulative undistributed earnings since acquisition, in the amount of $49 million, of 50-percent-or-less-owned companies have been accounted for by Occidental under the equity method. At December 31, 2000 and 1999, Occidental's investment in equity investees exceeded the historical underlying equity in net assets by approximately $128 million and $155 million, respectively, which is being amortized into income over periods not exceeding 40 years.
     Occidental and its subsidiaries' purchases from certain chemical partnerships, in which it has investments, were $755 million, $860 million and $350 million in 2000, 1999 and 1998, respectively. Occidental and its subsidiaries' sales to certain chemical partnerships, in which it has investments, were $217 million, $251 million and $266 million, in 2000, 1999 and 1998, respectively.
     The following table presents Occidental's proportional interest in the summarized financial information of its equity method investments (in millions):

For the years ended December 31,             2000        1999        1998
=====================================   =========   =========   =========
Revenues                                $   2,735   $   2,491   $   2,118
Costs and expenses                          2,668       2,450       2,140
                                        ---------   ---------   ---------
Net income(loss)                        $      67   $      41   $     (22)
=====================================   =========   =========   =========

Balance at December 31,                      2000        1999
=====================================   =========   =========

Current assets                          $   1,576   $     680
Noncurrent assets                       $   5,950   $   2,890
Current liabilities                     $     867   $     483
Noncurrent liabilities                  $   2,915   $   1,632
Stockholders' equity                    $   3,744   $   1,455
-------------------------------------   ---------   ---------

    Investments also include certain cost method investments, in which Occidental owns less than 20 percent of the voting stock.


NOTE 16    INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
--------------------------------------------------------------------------------
     Effective January 1, 1998, Occidental adopted the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." Occidental has identified two reportable segments through which it conducts its continuing operations: oil and gas and chemical. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The oil and gas segment explores for, develops, produces and markets crude oil and natural gas domestically and internationally. The chemical segment manufactures and markets, domestically and internationally, basic chemicals, specialty chemicals and vinyls. Additionally, it has an investment in a petrochemical partnership.
     Earnings of industry segments and geographic areas exclude interest income, interest expense, environmental remediation expenses, unallocated corporate expenses, discontinued operations, cumulative effect of changes in accounting principles and extraordinary items, but include income from equity investments and gains and losses from dispositions of segment and geographic area assets. Intersegment sales and transfers between geographic areas are made at prices approximating current market values.
     Foreign income and other taxes and certain state taxes are included in segment earnings on the basis of operating results. U.S. federal income taxes are not allocated to segments except for amounts in lieu thereof that represent the tax effect of operating charges resulting from purchase accounting adjustments, which arose from the implementation in 1992 of SFAS No. 109 - "Accounting for Income Taxes," and the tax effects resulting from major, infrequently occurring transactions such as asset sales and legal settlements that relate to segment results.
     Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, short-term investments, certain corporate receivables, an intrastate pipeline and other assets.

INDUSTRY SEGMENTS
In millions

                                                                    Oil and Gas        Chemical       Corporate           Total
===============================================================     ===========     ===========     ===========     ===========
YEAR ENDED DECEMBER 31, 2000
    Net sales (a)                                                   $     9,779 (b) $     3,795 (c) $        --     $    13,574
                                                                    ===========     ===========     ===========     ===========

    Pretax operating profit(loss) (d)                               $     3,012     $       176     $      (177)(f) $     3,011
    Income taxes                                                           (595)             (7)           (840)(g)      (1,442)
    Extraordinary loss, net                                                  --              --               1               1
    Cumulative effect of changes in accounting principles, net               --              --              --              --
                                                                    -----------     -----------     -----------     -----------
    Net income(loss) (e)                                            $     2,417 (h) $       169 (i) $    (1,016)(j) $     1,570
                                                                    ===========     ===========     ===========     ===========
    Unconsolidated equity investments                               $        67     $     1,203     $        57     $     1,327
                                                                    ===========     ===========     ===========     ===========
    Property, plant and equipment additions, net (n)                $       791     $       155     $         6     $       952
                                                                    ===========     ===========     ===========     ===========
    Depreciation, depletion and amortization                        $       670     $     190       $        41     $       901
                                                                    ===========     ===========     ===========     ===========
    Total assets                                                    $    13,384     $     4,848     $     1,182 (o) $    19,414
===============================================================     ===========     ===========     ===========     ===========

YEAR ENDED DECEMBER 31, 1999
    Net sales (a)                                                   $     4,599 (b) $     3,221 (p) $        --     $     7,820
                                                                    ===========     ===========     ===========     ===========

    Pretax operating profit(loss) (d)                               $     1,841     $       (23)    $      (619)(f) $     1,199
    Income taxes                                                           (574)            (14)            (43)(g)        (631)
    Extraordinary loss, net                                                  --              --            (107)           (107)
    Cumulative effect of changes in accounting principles, net               --              --             (13)            (13)
                                                                    -----------     -----------     -----------     -----------
    Net income(loss) (e)                                            $     1,267 (k) $       (37)(l) $      (782)(m) $       448
                                                                    ===========     ===========     ===========     ===========
    Unconsolidated equity investments                               $       119     $     1,388     $       247     $     1,754
                                                                    ===========     ===========     ===========     ===========
    Property, plant and equipment additions, net (n)                $       474     $       116     $        11     $       601
                                                                    ===========     ===========     ===========     ===========
    Depreciation, depletion and amortization                        $       577     $       190     $        38     $       805
                                                                    ===========     ===========     ===========     ===========
    Total assets                                                    $     7,271     $     5,346     $     1,508 (o) $    14,125
===============================================================     ===========     ===========     ===========     ===========

YEAR ENDED DECEMBER 31, 1998
    Net sales (a)                                                   $     3,650 (b) $     3,155 (q) $        --     $     6,805
                                                                    ===========     ===========     ===========     ===========

    Pretax operating profit(loss) (d)                               $       982     $       283     $      (577)(f) $       688
    Income taxes                                                           (390)              4              23 (g)        (363)
    Discontinued operations, net                                             --              --              38              38
                                                                    -----------     -----------     -----------     -----------
    Net income(loss)(e)                                             $       592 (r) $       287 (s) $      (516)(t) $       363
                                                                    ===========     ===========     ===========     ===========
    Unconsolidated equity investments                               $       120     $     1,586     $       253     $     1,959
                                                                    ===========     ===========     ===========     ===========
    Property, plant and equipment additions, net (n)                $       751     $       321     $         2     $     1,074
                                                                    ===========     ===========     ===========     ===========
    Depreciation, depletion and amortization                        $       603     $       199     $        33     $       835
                                                                    ===========     ===========     ===========     ===========
    Total assets                                                    $     7,570     $     4,799     $     2,883 (o) $    15,252
===============================================================     ===========     ===========     ===========     ===========

See footnotes on following page

(a) Occidental has implemented EITF Issue No. 00-10, "Shipping and Handling Fees and Costs" effective with the fourth quarter of 2000. As a result of this adoption, Occidental has added to revenues and cost of sales amounts of transportation costs that previously had been accounted for as deductions from revenues. There is no effect on income. Oil and gas revenues include $29 million, $27 million and $29 million for 2000, 1999 and 1998, respectively. Chemical revenues include $216 million, $183 million and $180 million for 2000, 1999 and 1998, respectively.
(b) Oil sales represented approximately 70 percent, 71 percent and 76 percent of net sales for the periods ending December 31, 2000, 1999 and 1998, respectively.
(c) Of total product sales, approximately 32 percent were in basic chemicals, 47 percent in commodity vinyl resins and 18 percent in specialty chemicals prior to intercompany eliminations.
(d) Research and development costs were $16 million in 2000, $20 million in 1999 and $18 million in 1998.
(e) Segment earnings include charges and credits in lieu of U.S. federal income taxes. In 2000, the amounts allocated to the segments were charges of $32 million and a credit of $7 million in oil and gas and chemical, respectively. In 1999, the amounts allocated to the segments were a charge of $228 million and a credit of $16 million in oil and gas and chemical, respectively. In 1998, the amounts allocated to the segments were charges of $202 million and credits of $26 million in oil and gas and chemical, respectively. 2000, 1999 and 1998 reflect allocation of taxes to segments for major, infrequently occurring transactions.
(f) Includes unallocated net interest expense, administration expense, pipeline lease income, pipeline depreciation expense and other items.
(g)  Includes unallocated income taxes.
(h) Includes an after-tax gain of $39 million related to the sale of an interest in certain of Occidental's Gulf of Mexico assets, an after-tax gain on a receipt of a contingency payment of $41 million related to a prior year sale of a Dutch North Sea subsidiary, a net pre-tax charge of $53 million for the write-down of various oil and gas assets and investments and an after-tax loss of $14 million related to the sale of an office building.
(i) Includes a pre-tax charge of $120 million resulting from the decision to exit several chemical intermediate businesses, an after-tax gain of $13 million on the sale of the Durez business, a pre-tax charge of $15 million for the write-down of various assets, and a $2 million after-tax loss resulting from a decision to abandon a foreign investment.
(j) Includes an after-tax gain of approximately $300 million related to the sale of Occidental's 29.2 percent interest in CanadianOxy, a pre-tax gain of $11 million related to an insurance dividend and a $17 million charge for litigation settlement.
(k) Includes a net after-tax gain of $488 million related to a litigation settlement with Chevron, a gain of $11 million related to the receipt of a contingency payment, a charge of $9 million for the write-down of various assets, a charge of $25 million for claims and settlements, a charge of $10 million for the closing of the oil and gas offices in Bakersfield, California and a $29 million, net after-tax charge for the write-down of Occidental's Peru producing assets.
(l) Includes pre-tax charges of $159 million for the write-down of various assets, $28 million for write-downs by Equistar, $9 million for claims and settlements and a gain of $12 million related to the sale of a chemical plant by Equistar.
(m)  Includes a pre-tax gain of $18 million related to an insurance dividend.
(n) Excludes acquisitions of other businesses and formation of OxyVinyls. Amounts exclude $3.8 billion in oil and gas in 2000, $976 million in chemical in 1999 and $3.5 billion in oil and gas in 1998, but include capitalized interest of $3 million in 2000, $4 million in 1999 and $16 million in 1998.
(o) Includes the net assets of an intrastate pipeline. At December 31, 1998, this amount also includes a note receivable of approximately $1.4 billion.
(p) Of total product sales, approximately 35 percent were in basic chemicals, 40 percent in commodity vinyl resins and 23 percent in specialty chemicals prior to intercompany eliminations.
(q) Of total product sales, approximately 41 percent were in basic chemicals, 19 percent in commodity vinyl resins and 24 percent in specialty chemicals prior to intercompany eliminations.
(r) Includes net after-tax gains of approximately $317 million from the sale of major nonstrategic oil and gas properties, a pre-tax $30 million charge for the write-off of certain exploration projects and a $12 million pre-tax reorganization charge.
(s)  Includes $30 million pre-tax for reorganization and other charges.
(t) Includes an after-tax $38 million benefit which reflects the closing of the sale of MidCon and the finalization of the discontinued operations reserve.

GEOGRAPHIC AREAS
In millions

                                                  Net sales (a)               Property, plant and equipment, net
                                      ------------------------------------   ------------------------------------
For the years ended December 31,            2000         1999         1998         2000         1999         1998
===================================   ==========   ==========   ==========   ==========   ==========   ==========
    United States                     $   11,101   $    5,958   $    5,453   $   11,890   $    8,504   $    8,162
    Qatar                                    747          507          426          825          794          790
    Yemen                                    435          254          123          229          222          183
    Colombia                                 392          329          142          104           78           89
    Canada                                   189          117           10           29            7            6
    Russia                                   180          111           83           66           72           82
    Ecuador                                  148           76           51           85          102          114
    Oman                                     116          116           93           99           88          101
    Other Foreign                            266          352          424          144          162          378
                                      ----------   ----------   ----------   ----------   ----------   ----------
        Total                         $   13,574   $    7,820   $    6,805   $   13,471   $   10,029   $    9,905
===================================   ==========   ==========   ==========   ==========   ==========   ==========

(a) Sales are shown by individual country based on the location of the entity making the sale.

NOTE 17    COSTS AND RESULTS OF OIL AND GAS PRODUCING ACTIVITIES
--------------------------------------------------------------------------------
     Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization, were as follows (in millions):

                                                                      United          Latin        Eastern          Total
                                                                      States        America     Hemisphere      Worldwide
=============================================================     ==========     ==========     ==========     ==========
DECEMBER 31, 2000
    Proved properties                                             $    8,616     $      618     $    2,369     $   11,603
    Unproved properties                                                1,970             19             77          2,066
                                                                  ----------     ----------     ----------     ----------

    TOTAL PROPERTY COSTS(a)                                           10,586            637          2,446         13,669
    Support facilities                                                   244             40             76            360
                                                                  ----------     ----------     ----------     ----------

    TOTAL CAPITALIZED COSTS                                           10,830            677          2,522         14,029
    Accumulated depreciation, depletion and amortization              (2,299)          (484)        (1,213)        (3,996)
                                                                  ----------     ----------     ----------     ----------
NET CAPITALIZED COSTS                                             $    8,531     $      193     $    1,309     $   10,033
=============================================================     ==========     ==========     ==========     ==========

DECEMBER 31, 1999
    Proved properties                                             $    4,884     $    1,580     $    2,141     $    8,605
    Unproved properties                                                2,136             25             45          2,206
                                                                  ----------     ----------     ----------     ----------

    TOTAL PROPERTY COSTS(a)                                            7,020          1,605          2,186         10,811
    Support facilities                                                    23             94             72            189
                                                                  ----------     ----------     ----------     ----------

    TOTAL CAPITALIZED COSTS                                            7,043          1,699          2,258         11,000
    Accumulated depreciation, depletion and amortization              (2,103)        (1,500)        (1,006)        (4,609)
                                                                  ----------     ----------     ----------     ----------

NET CAPITALIZED COSTS                                             $    4,940     $      199     $    1,252     $    6,391
                                                                  ==========     ==========     ==========     ==========
Share of equity investees' net capitalized costs(b)               $       94     $      337 (c) $       94     $      525
=============================================================     ==========     ==========     ==========     ==========

DECEMBER 31, 1998
    Proved properties                                             $    5,821     $    1,571     $    2,015     $    9,407
    Unproved properties                                                1,749              9             58          1,816
                                                                  ----------     ----------     ----------     ----------

    TOTAL PROPERTY COSTS(a)                                            7,570          1,580          2,073         11,223
    Support facilities                                                    16            141             69            226
                                                                  ----------     ----------     ----------     ----------

    TOTAL CAPITALIZED COSTS                                            7,586          1,721          2,142         11,449
    Accumulated depreciation, depletion and amortization              (2,561)        (1,401)          (812)        (4,774)
                                                                  ----------     ----------     ----------     ----------

NET CAPITALIZED COSTS                                             $    5,025     $      320     $    1,330     $    6,675
                                                                  ==========     ==========     ==========     ==========
Share of equity investees' net capitalized costs(b)               $       50     $      150 (c) $      112     $      312
=============================================================     ==========     ==========     ==========     ==========

(a) Includes costs related to leases, exploration costs, lease and well equipment, pipelines and terminals, gas plants and other equipment.
(b)  Excludes amounts applicable to synthetic fuels.
(c)  Includes amounts in Latin America and Canada.

     Costs incurred relating to oil and gas producing activities, whether capitalized or expensed, were as follows (in millions):

                                              United          Latin        Eastern          Total
                                              States        America     Hemisphere      Worldwide
=====================================     ==========     ==========     ==========     ==========
DECEMBER 31, 2000
    Acquisition of properties
        Proved                            $    3,690     $       42     $       21     $    3,753
        Unproved                                   7             --              1              8
    Exploration costs                             56             58             20            134
    Development costs                            339 (a)         32            208            579
                                          ----------     ----------     ----------     ----------
                                          $    4,092     $      132     $      250     $    4,474
=====================================     ==========     ==========     ==========     ==========

DECEMBER 31, 1999
    Acquisition of properties
        Proved                            $       26     $       --     $       22     $       48
        Unproved                                  16             --              2             18
    Exploration costs                             66             11             26            103
    Development costs                            126             12            164            302
                                          ----------     ----------     ----------     ----------
                                          $      234     $       23     $      214     $      471
                                          ==========     ==========     ==========     ==========
Share of equity investees' costs          $       18     $       39 (b) $       45     $      102
=====================================     ==========     ==========     ==========     ==========

DECEMBER 31, 1998
    Acquisition of properties
        Proved                            $    1,834     $       --     $       26     $    1,860
        Unproved                               1,709             --              2          1,711
    Exploration costs                             32             24             84            140
    Development costs                            169             35            341            545
                                          ----------     ----------     ----------     ----------
                                          $    3,744     $       59     $      453     $    4,256
                                          ==========     ==========     ==========     ==========
Share of equity investees' costs          $      46      $       62 (b) $       66     $      174
=====================================     ==========     ==========     ==========     ==========

(a) Excludes costs related to the acquisition of CO2 properties and capitalized CO2.
(b)  Includes amounts in Latin America and Canada.

     The results of operations of Occidental's oil and gas producing activities, which exclude oil and gas trading activities and items such as asset dispositions, corporate overhead and interest, were as follows (in millions):

                                                                   United          Latin        Eastern          Total
                                                                   States        America (a) Hemisphere      Worldwide
==========================================================     ==========     ==========     ==========     ==========
FOR THE YEAR ENDED DECEMBER 31, 2000
    Revenues                                                   $    2,762     $      461     $    1,567 (b) $    4,790
    Production costs                                                  540             66            179            785
    Exploration expenses                                               50             31             13             94
    Other operating expenses                                          141             27             47            215
    Depreciation, depletion and amortization                          444 (c)         35            182            661
                                                               ----------     ----------     ----------     ----------

    PRETAX INCOME                                                   1,587            302          1,146          3,035
    Income tax expense(d)                                             366            147            538 (b)      1,051
                                                               ----------     ----------     ----------     ----------
    RESULTS OF OPERATIONS                                      $    1,221     $      155     $      608     $    1,984
==========================================================     ==========     ==========     ==========     ==========

FOR THE YEAR ENDED DECEMBER 31, 1999
    Revenues                                                   $    1,011     $      450     $    1,042 (b) $    2,503
    Production costs                                                  218             92            142            452
    Exploration expenses                                               40              9             26             75
    Other operating expenses                                           49             44             77            170
    Other expense--asset write-downs                                   --             44             --             44
    Depreciation, depletion and amortization                          290 (c)         57            207            554
                                                               ----------     ----------     ----------     ----------

    PRETAX INCOME                                                     414            204            590          1,208
    Income tax expense(d)                                              34             81            251 (b)        366
                                                               ----------     ----------     ----------     ----------
    RESULTS OF OPERATIONS                                      $      380     $      123     $      339     $      842
                                                               ==========     ==========     ==========     ==========
    Share of equity investees' results of operations(e)        $       (1)    $      (11)(f) $       33     $       21
==========================================================     ==========     ==========     ==========     ==========

FOR THE YEAR ENDED DECEMBER 31, 1998
    Revenues                                                   $      860     $      280     $      818 (b) $    1,958
    Production costs                                                  242            106            168            516
    Exploration expenses                                               43             26             59            128
    Other operating expenses                                           79             36             98            213
    Other expense--asset write-downs                                   --             --             30             30
    Depreciation, depletion and amortization                          285 (c)         68            239            592
                                                               ----------     ----------     ----------     ----------

    PRETAX INCOME                                                     211             44            224            479
    Income tax expense(d)                                              --             25            145 (b)        170
                                                               ----------     ----------     ----------     ----------
    RESULTS OF OPERATIONS                                      $      211     $       19     $       79     $      309
                                                               ==========     ==========     ==========     ==========
    Share of equity investees' results of operations(e)        $       --     $      (28)(f) $       18     $      (10)
==========================================================     ==========     ==========     ==========     ==========

(a) Includes amounts applicable to operating interests in which Occidental received an agreed-upon fee per barrel of crude oil produced in 1999 and 1998.
(b) Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf.
(c) Includes credits of $5 million in 2000, $8 million in 1999 and $12 million in 1998, under the method of allocating amounts in lieu of taxes.
(d) U.S. federal income taxes reflect expense allocations related to oil and gas activities, including allocated interest and corporate overhead. Foreign income taxes were included in geographic areas on the basis of operating results.
(e) Equity investee results of operations are reflected in the geographic area in which the producing operation is located.
(f)  Includes amounts in Latin America and Canada.

RESULTS PER UNIT OF PRODUCTION (Unaudited)

                                                          United          Latin        Eastern          Total
                                                          States        America     Hemisphere      Worldwide
=================================================     ==========     ==========     ==========     ==========
FOR THE YEAR ENDED DECEMBER 31, 2000
    Revenues from net production
        Oil ($/bbl.)                                  $    27.40     $    25.85     $    34.06 (a) $    29.51
                                                      ==========     ==========     ==========     ==========
        Natural gas ($/Mcf)                           $     3.73     $       --     $     2.02     $     3.61
                                                      ==========     ==========     ==========     ==========

    Barrel of oil equivalent ($/bbl.)(b,c)            $    25.57     $    25.85     $    32.65 (a) $    27.53
    Production costs                                        5.00           3.67           3.73           4.51
    Exploration expenses                                     .46           1.72            .27            .54
    Other operating expenses                                1.31           1.50            .98           1.24
    Depreciation, depletion and amortization                4.11           1.94           3.79           3.80
                                                      ----------     ----------     ----------     ----------
    PRETAX INCOME                                          14.69          17.02          23.88          17.44
    Income tax expense                                      3.39           8.17          11.21 (a)       6.04
                                                      ----------     ----------     ----------     ----------
    RESULTS OF OPERATIONS                             $    11.30     $     8.85     $    12.67     $    11.40
=================================================     ==========     ==========     ==========     ==========

FOR THE YEAR ENDED DECEMBER 31, 1999
    Revenues from net production
        Oil ($/bbl.)                                  $    16.56     $    12.84     $    20.32 (a) $    17.06
                                                      ==========     ==========     ==========     ==========
        Natural gas ($/Mcf)                           $     2.09     $       --     $     1.17     $     2.02
                                                      ==========     ==========     ==========     ==========

    Barrel of oil equivalent ($/bbl.)(b,c)            $    14.24     $    12.84     $    19.66 (a) $    15.74
    Production costs                                        3.07           2.63           2.68           2.84
    Exploration expenses                                     .56            .25            .50            .47
    Other operating expenses                                 .69           1.25           1.45           1.07
    Other expense--asset write-downs                          --           1.25             --            .28
    Depreciation, depletion and amortization                4.09           1.63           3.90           3.48
                                                      ----------     ----------     ----------     ----------
    PRETAX INCOME                                           5.83           5.83          11.13           7.60
    Income tax expense                                       .48           2.30           4.73 (a)       2.30
                                                      ----------     ----------     ----------     ----------
    RESULTS OF OPERATIONS                             $     5.35     $     3.53     $     6.40     $     5.30
=================================================     ==========     ==========     ==========     ==========

FOR THE YEAR ENDED DECEMBER 31, 1998
    Revenues from net production
        Oil ($/bbl.)                                  $    11.79     $     8.48     $    13.43 (a) $    11.65
                                                      ==========     ==========     ==========     ==========
        Natural gas ($/Mcf)                           $     2.05     $       --     $     2.03     $     2.04
                                                      ==========     ==========     ==========     ==========

    Barrel of oil equivalent ($/bbl.)(b,c)            $    12.11     $     8.48     $    13.41 (a) $    11.87
    Production costs                                        3.41           3.21           2.75           3.13
    Exploration expenses                                     .61            .79            .98            .78
    Other operating expenses                                1.11           1.09           1.61           1.29
    Other expense--asset write-downs                          --             --            .49            .18
    Depreciation, depletion and amortization                4.01           2.06           3.91           3.59
                                                      ----------     ----------     ----------     ----------
    PRETAX INCOME                                           2.97           1.33           3.67           2.90
    Income tax expense                                        --            .75           2.37 (a)       1.03
                                                      ----------     ----------     ----------     ----------
    RESULTS OF OPERATIONS                             $     2.97     $      .58     $     1.30     $     1.87
=================================================     ==========     ==========     ==========     ==========

(a) Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf; however, oil revenues from net production per barrel, as shown in the "Management's Discussion and Analysis," excludes these taxes.
(b) Natural gas volumes have been converted to equivalent barrels based on energy content of six Mcf of gas to one barrel of oil.
(c) Revenues from net production exclude royalty payments and other adjustments.

2000 QUARTERLY FINANCIAL DATA (Unaudited)                                           Occidental Petroleum Corporation
In millions, except per-share amounts                                                               and Subsidiaries

Three months ended                                       MARCH 31          JUNE 30     SEPTEMBER 30      DECEMBER 31
================================================     ============     ============     ============     ============
Segment net sales
    Oil and gas                                      $      1,534     $      2,128     $      2,972     $      3,145
    Chemical                                                1,040            1,067              891              797
                                                     ------------     ------------     ------------     ------------
Net sales                                            $      2,574     $      3,195     $      3,863     $      3,942
                                                     ============     ============     ============     ============

Gross profit                                         $        787     $        952     $      1,036     $        967
                                                     ============     ============     ============     ============

Segment earnings(loss)
    Oil and gas                                      $        394     $        557     $        696     $        770
    Chemical                                                  143               34               47              (55)
                                                     ------------     ------------     ------------     ------------
                                                              537              591              743              715
Unallocated corporate items
    Interest expense, net                                     (99)            (104)             (97)             (80)
    Income taxes                                             (150)            (349)            (169)            (193)
    Trust preferred distributions and other                   (17)             (16)             (17)             (17)
    Other                                                      --              442              (59)             (92)
                                                     ------------     ------------     ------------     ------------

Income before extraordinary items                             271              564              401              333
Extraordinary gain, net                                        --               --                1               --
                                                     ------------     ------------     ------------     ------------
Net income                                           $        271 (a) $        564 (b) $        402 (c) $        333 (d)
                                                     ============     ============     ============     ============

Basic earnings per common share
    Income before extraordinary items                $       0.74     $       1.53     $       1.09     $       0.90
    Extraordinary gain, net                                    --               --               --               --
                                                     ------------     ------------     ------------     ------------
Basic earnings per common share                      $       0.74     $       1.53     $       1.09     $       0.90
                                                     ============     ============     ============     ============

Diluted earnings per common share
    Income before extraordinary items                $       0.74     $       1.53     $       1.09     $       0.90
    Extraordinary gain, net                                    --               --               --               --
                                                     ------------     ------------     ------------     ------------
Diluted earnings per common share                    $       0.74     $       1.53     $       1.09     $       0.90
                                                     ============     ============     ============     ============


Dividends per common share                           $       0.25     $       0.25     $       0.25     $       0.25
                                                     ============     ============     ============     ============

Market price per common share
    High                                             $      22.38     $      24.13     $      24.46     $      25.50
    Low                                              $      15.75     $      20.13     $      18.69     $      19.38
================================================     ============     ============     ============     ============

(a)  Includes an insurance dividend of $11 million.
(b) Includes a gain of $493 million related to the sale of CanadianOxy and a charge of $120 million to write-down the chemical intermediate businesses.
(c) Includes an after-tax gain of $39 million related to the sale of an interest in Occidental's Gulf of Mexico assets, an after-tax gain of $41 million on the receipt of a contingency payment related to a prior year sale of a Dutch North Sea subsidiary, and a charge of $53 million for the write-down of various oil and gas assets and investments and a write-down of a building of $21 million.
(d) Includes a $13 million gain on sale of the Durez business, a charge of $17 million related to a litigation settlement, a charge of $15 million related to a write-down of various chemical assets and an after-tax loss of $2 million on the abandonment of a foreign investment.

1999 QUARTERLY FINANCIAL DATA (Unaudited)                                                 Occidental Petroleum Corporation
In millions, except per-share amounts                                                                     and Subsidiaries

Three months ended                                             March 31          June 30     September 30      December 31
======================================================     ============     ============     ============     ============
Segment net sales
    Oil and gas                                            $        752     $        950     $      1,271     $      1,626
    Chemical                                                        634              746              899              942
                                                           ------------     ------------     ------------     ------------
Net sales                                                  $      1,386     $      1,696     $      2,170     $      2,568
                                                           ============     ============     ============     ============

Gross profit                                               $        257     $        367     $        513     $        664
                                                           ============     ============     ============     ============

Segment earnings (loss)
    Oil and gas                                            $         65     $        166     $        280     $        756
    Chemical                                                         12               33               44             (126)
                                                           ------------     ------------     ------------     ------------
                                                                     77              199              324              630
Unallocated corporate items
    Interest expense, net                                          (116)            (123)            (118)            (111)
    Income taxes                                                      3              (27)             (41)              (3)
    Trust preferred distributions and other                         (14)             (15)             (16)             (17)
    Other                                                            (7)             (22)             (23)             (12)
                                                           ------------     ------------     ------------     ------------

Income(loss) before extraordinary items and effect
    of changes in accounting principles                             (57)              12              126              487
Extraordinary loss, net                                              --               (3)              --             (104)
Cumulative effect of changes in accounting
    principles, net                                                 (13)              --               --               --
                                                           ------------     ------------     ------------     ------------
Net income(loss)                                           $        (70)    $          9 (a) $        126 (b) $        383 (c)
                                                           ============     ============     ============     ============

Basic earnings per common share
    Income(loss) before extraordinary items and effect
        of changes in accounting principles                $       (.17)    $       .03      $        .35     $       1.33
    Extraordinary loss, net                                          --            (.01)               --             (.29)
    Cumulative effect of changes in accounting
        principles, net                                            (.04)             --                --               --
                                                           ------------     ------------     ------------     ------------
Basic earnings(loss) per common share                      $       (.21)    $        .02     $       .35      $       1.04
                                                           ============     ============     ============     ============

Diluted earnings per common share
    Income(loss) before extraordinary items and effect
        of changes in accounting principles                $       (.17)    $        .03     $        .35     $       1.33
    Extraordinary loss, net                                          --             (.01)              --             (.29)
    Cumulative effect of changes in accounting
        principles, net                                            (.04)              --               --               --
                                                           ------------     ------------     ------------     ------------
Diluted earnings(loss) per common share                    $       (.21)    $        .02     $        .35     $       1.04
                                                           ============     ============     ============     ============
Dividends per common share                                 $        .25     $        .25     $        .25     $        .25
                                                           ============     ============     ============     ============

Market price per common share
    High                                                   $      18.25     $      22.25     $      23.81     $      24.19
    Low                                                    $      14.75     $      18.06     $      19.00     $      19.94
======================================================     ============     ============     ============     ============

(a)  Includes $12 million gain on the sale of a chemical plant by Equistar.
(b) Includes net pre-tax gains of $11 million related to the receipt of a contingent payment and a $10 million charge for the closing of the oil and gas offices in Bakersfield, California.
(c) Includes net after-tax gains of $488 million for a favorable litigation settlement, and charges of $29 million (after-tax benefits) related to the sale of Occidental's Peru producing assets, and pre-tax charges of $34 million for claims and settlements, $28 million for Occidental's share of asset write-downs in Equistar and asset write-downs of $168 million.

SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

     The following tables set forth Occidental's net interests in quantities of proved developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities. Crude oil reserves (in millions of barrels) include condensate. The reserves are stated after applicable royalties. Estimates of reserves have been made by Occidental engineers. These estimates include reserves in which Occidental holds an economic interest under service contracts, production sharing contracts and other arrangements.

RESERVES
Oil in millions of barrels, natural gas in billions of cubic feet

                                                                United                Latin             Eastern               Total
                                                                States              America          Hemisphere           Worldwide
                                                        --------------      ---------------     ---------------     ---------------
                                                         Oil       Gas       Oil  (a)  Gas       Oil       Gas       Oil       Gas
===================================================     =====     =====     =====     =====     =====     =====     =====     =====
PROVED DEVELOPED AND UNDEVELOPED RESERVES

BALANCE AT DECEMBER 31, 1997                              197     1,635       316        --       387       823       900     2,458
    Revisions of previous estimates                        (6)       40       (21)       --        (5)       20       (32)       60
    Improved recovery                                      10         6        --        --        49        --        59         6
    Extensions and discoveries                              1        48        --        --        27        81        28       129
    Purchases of proved reserves                          318       710        45        --        35        --       398       710
    Sales of proved reserves                              (46)     (317)     (113)       --       (11)     (641)     (170)     (958)
    Production                                            (29)     (224)      (33)       --       (55)      (32)     (117)     (256)
---------------------------------------------------     -----     -----     -----     -----     -----     -----     -----     -----

BALANCE AT DECEMBER 31, 1998                              445     1,898       194        --       427       251     1,066     2,149
    Revisions of previous estimates                         2       111        78        --       (65)       12        15       123
    Improved recovery                                      32        54        --        --         9        --        41        54
    Extensions and discoveries                             31        49        --        --         9        --        40        49
    Purchases of proved reserves                            3        66        --        --         8        --        11        66
    Sales of proved reserves                              (22)     (130)       --        --        (2)     (158)      (24)     (288)
    Production                                            (27)     (242)      (35)       --       (50)      (19)     (112)     (261)
---------------------------------------------------     -----     -----     -----     -----     -----     -----     -----     -----

BALANCE AT DECEMBER 31, 1999                              464     1,806       237        --       336        86     1,037     1,892
    Revisions of previous estimates                        29       179        12        --        22        44        63       223
    Improved recovery                                      41        25        --        --         1        --        42        25
    Extensions and discoveries                             24       108         5        --         7         4        36       112
    Purchases of proved reserves                          881       417        19        --        --        --       900       417
    Sales of proved reserves                              (30)     (200)     (120)       --        --        --      (150)     (200)
    Production                                            (63)     (241)      (18)       --       (44)      (18)     (125)     (259)
---------------------------------------------------     -----     -----     -----     -----     -----     -----     -----     -----

BALANCE AT DECEMBER 31, 2000                            1,346     2,094       135        --       322       116     1,803     2,210
===================================================     =====     =====     =====     =====     =====     =====     =====     =====

PROPORTIONAL INTEREST IN EQUITY INVESTEES' RESERVES

    December 31, 1997                                       5        45        45 (b)   168 (b)    27        25        77       238
                                                        =====     =====     =====     =====     =====     =====     =====     =====
    December 31, 1998                                       5        49        44 (b)   138 (b)    34        --        83       187
                                                        =====     =====     =====     =====     =====     =====     =====     =====
    December 31, 1999                                       6        46        45 (b)   133 (b)    36        --        87       179
===================================================     =====     =====     =====     =====     =====     =====     =====     =====

PROVED DEVELOPED RESERVES

    December 31, 1997                                     151     1,571       235        --       251       207       637     1,778
                                                        =====     =====     =====     =====     =====     =====     =====     =====
    December 31, 1998                                     367     1,836       171        --       306       190       844     2,026
                                                        =====     =====     =====     =====     =====     =====     =====     =====
    December 31, 1999                                     339     1,670       153        --       245        61       737     1,731
                                                        =====     =====     =====     =====     =====     =====     =====     =====
    DECEMBER 31, 2000                                   1,079     1,814        82        --       249        84     1,410     1,898
===================================================     =====     =====     =====     =====     =====     =====     =====     =====

PROPORTIONAL INTEREST IN EQUITY INVESTEES' RESERVES

    December 31, 1997                                       4        31        38 (b)   140 (b)    21        20        63       191
                                                        =====     =====     =====     =====     =====     =====     =====     =====

    December 31, 1998                                       5        48        35 (b)   127 (b)    24        --        64       175
                                                        =====     =====     =====     =====     =====     =====     =====     =====

    December 31, 1999                                       5        41        36 (b)   115 (b)    21        --        62       156
===================================================     =====     =====     =====     =====     =====     =====     =====     =====

(a) Portions of these reserves are being produced pursuant to exclusive service contracts.
(b)  Includes amounts in Latin America and Canada.

STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS

     For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices to Occidental's share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 percent discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at each of December 31, 2000, 1999 and 1998. However, such arbitrary assumptions have not necessarily proven to be the case in the past. Other assumptions of equal validity would give rise to substantially different results.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
In millions

                                                                 United          Latin        Eastern          Total
                                                                 States        America (a) Hemisphere      Worldwide
========================================================     ==========     ==========     ==========     ==========
AT DECEMBER 31, 2000
    Future cash flows                                        $   53,195     $    2,744     $    6,868     $   62,807
    Future costs
        Production costs and other operating expenses           (13,236)          (785)        (1,767)       (15,788)
        Development costs(b)                                     (1,962)           (47)          (539)        (2,548)
                                                             ----------     ----------     ----------     ----------

    FUTURE NET CASH FLOWS BEFORE INCOME TAXES                    37,997          1,912          4,562         44,471
    Future income tax expense                                   (11,023)          (896)          (623)       (12,542)
                                                             ----------     ----------     ----------     ----------

    FUTURE NET CASH FLOWS                                        26,974          1,016          3,939         31,929
    Ten percent discount factor                                 (14,608)          (392)        (1,585)       (16,585)
                                                             ----------     ----------     ----------     ----------
    STANDARDIZED MEASURE                                     $   12,366     $      624     $    2,354     $   15,344
========================================================     ==========     ==========     ==========     ==========

AT DECEMBER 31, 1999
    Future cash flows                                        $   14,604     $    3,619     $    7,329     $   25,552
    Future costs
        Production costs and other operating expenses            (3,162)          (754)        (1,879)        (5,795)
        Development costs(b)                                     (1,166)          (185)          (716)        (2,067)
                                                             ----------     ----------     ----------     ----------

    FUTURE NET CASH FLOWS BEFORE INCOME TAXES                    10,276          2,680          4,734         17,690
    Future income tax expense                                    (2,306)        (1,076)          (345)        (3,727)
                                                             ----------     ----------     ----------     ----------

    FUTURE NET CASH FLOWS                                         7,970          1,604          4,389         13,963
    Ten percent discount factor                                  (4,177)          (624)        (1,754)        (6,555)
                                                             ----------     ----------     ----------     ----------

    STANDARDIZED MEASURE                                          3,793            980          2,635          7,408
    Share of equity investees' standardized measure                 104            312            344            760
                                                             ----------     ----------     ----------     ----------
                                                             $    3,897     $    1,292     $    2,979     $    8,168
========================================================     ==========     ==========     ==========     ==========

AT DECEMBER 31, 1998
    Future cash flows                                        $    7,898     $    1,437     $    4,346     $   13,681
    Future costs
        Production costs and other operating expenses            (3,199)          (908)        (1,788)        (5,895)
        Development costs(b)                                       (652)           (75)          (718)        (1,445)
                                                             ----------     ----------     ----------     ----------

    FUTURE NET CASH FLOWS BEFORE INCOME TAXES                     4,047            454          1,840          6,341
    Future income tax expense                                       (24)          (159)           (54)          (237)
                                                             ----------     ----------     ----------     ----------

    FUTURE NET CASH FLOWS                                         4,023            295          1,786          6,104
    Ten percent discount factor                                  (1,900)           (75)          (760)        (2,735)
                                                             ----------     ----------     ----------     ----------

    STANDARDIZED MEASURE                                          2,123            220          1,026          3,369
    Share of equity investees' standardized measure                  50            150            112            312
                                                             ----------     ----------     ----------     ----------
                                                             $    2,173     $      370     $    1,138     $    3,681
========================================================     ==========     ==========     ==========     ==========

(a) Includes amounts applicable to operating interests in which Occidental receives an agreed-upon fee per barrel of crude oil produced in 1999 and 1998.
(b)  Includes dismantlement and abandonment costs.

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS FROM PROVED RESERVE QUANTITIES
In millions

For the years ended December 31,                                                       2000        1999        1998
===============================================================================   =========   =========   =========
BEGINNING OF YEAR                                                                 $   7,408   $   3,369   $   3,690
                                                                                  ---------   ---------   ---------

    Sales and transfers of oil and gas produced, net of production costs and
       other operating expenses                                                      (3,546)     (1,838)       (925)
    Net change in prices received per barrel, net of production costs and other
       operating expenses                                                             6,219       7,712      (2,661)
    Extensions, discoveries and improved recovery, net of future production and
       development costs                                                              1,222         660         236
    Change in estimated future development costs                                        (95)       (299)        330
    Revisions of quantity estimates                                                   1,315        (808)        390
    Development costs incurred during the period                                        576         298         535
    Accretion of discount                                                               783         308         307
    Net change in income taxes                                                       (3,954)     (1,694)        881
    Purchases and sales of reserves in place, net                                     5,927        (150)        625
    Changes in production rates and other                                              (511)       (150)        (39)
                                                                                  ---------   ---------   ---------
NET CHANGE                                                                            7,936       4,039        (321)
                                                                                  ---------   ---------   ---------
END OF YEAR                                                                       $  15,344   $   7,408   $   3,369
===============================================================================   =========   =========   =========

     The information set forth below does not include information with respect to operations of equity investees.
     The following table sets forth, for each of the three years in the period ended December 31, 2000, Occidental's approximate average sales prices and average production costs of oil and gas. Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, treating, primary processing, field storage, property taxes and insurance on proved properties, but do not include depreciation, depletion and amortization, royalties, income taxes, interest, general and administrative and other expenses.

AVERAGE SALES PRICES AND AVERAGE PRODUCTION COSTS OF OIL AND GAS

                                                              United            Latin          Eastern
For the years ended December 31,                              States          America(a,b)  Hemisphere(a)
===================================================       ==========       ==========       ==========
2000
    Oil -- Average sales price ($/bbl.)                   $    26.66       $    26.01       $    25.14
    Gas -- Average sales price ($/Mcf)                    $     3.66       $       --       $     1.99

    Average oil and gas production cost ($/bbl.)(c)       $     5.00       $     3.67       $     3.73
---------------------------------------------------       ----------       ----------       ----------

1999
    Oil -- Average sales price ($/bbl.)                   $    15.81       $    13.20       $    15.86
    Gas -- Average sales price ($/Mcf)                    $     2.09       $       --       $     1.17

    Average oil and gas production cost ($/bbl.)(c)       $     3.07       $     2.63       $     2.68
---------------------------------------------------       ----------       ----------       ----------

1998
    Oil -- Average sales price ($/bbl.)                   $    12.06       $     8.78       $    11.12
    Gas -- Average sales price ($/Mcf)                    $     2.05       $       --       $     2.03

    Average oil and gas production cost ($/bbl.)(c)       $     3.41       $     3.21       $     2.75
---------------------------------------------------       ----------       ----------       ----------

(a) Sales prices include royalties with respect to certain of Occidental's interests.
(b)  Sales prices include fees received under service contracts.
(c) Natural gas volumes have been converted to equivalent barrels based on energy content of six Mcf of gas to one barrel of oil.

     The following table sets forth, for each of the three years in the period ended December 31, 2000, Occidental's net productive and dry-exploratory and development wells drilled.

NET PRODUCTIVE AND DRY -- EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                          United        Latin      Eastern        Total
For the years ended December 31,          States      America   Hemisphere    Worldwide
===================================   ==========   ==========   ==========   ==========
2000
    Oil -- Exploratory                       1.6          1.3           --          2.9
           Development                     273.9          8.1        119.0        401.0
    Gas -- Exploratory                       3.4           --          0.6          4.0
           Development                      32.9           --          4.3         37.2
    Dry -- Exploratory                       1.2          2.7          1.0          4.9
           Development                      25.3           --          1.2         26.5
-----------------------------------   ----------   ----------   ----------   ----------

1999
    Oil -- Exploratory                       1.0           --           --          1.0
           Development                      76.8          5.4        105.1        187.3
    Gas -- Exploratory                        --           --           .5           .5
           Development                      13.4           --          4.5         17.9
    Dry -- Exploratory                       1.9           --           --          1.9
           Development                      13.3           --          1.1         14.4
-----------------------------------   ----------   ----------   ----------   ----------

1998
    Oil -- Exploratory                        --          0.2          1.1          1.3
           Development                     109.7          9.8        114.3        233.8
    Gas -- Exploratory                        --           --          1.8          1.8
           Development                      32.4           --          2.3         34.7
    Dry -- Exploratory                        .5          1.8          5.9          8.2
           Development                      14.5           --          1.8         16.3
-----------------------------------   ----------   ----------   ----------   ----------

     The following table sets forth, as of December 31, 2000, Occidental's productive oil and gas wells (both producing wells and wells capable of production). The numbers in parentheses indicate the number of wells with multiple completions.

PRODUCTIVE OIL AND GAS WELLS

                                   United          Latin        Eastern          Total
Wells at December 31,              States        America     Hemisphere      Worldwide
==========================   ============   ============   ============   ============
Oil -- Gross(a)              13,943  (244)     215   (--)     872   (81)  15,030  (325)
       Net(b)                8,754   (168)     100   (--)     478   (51)   9,332  (219)
Gas -- Gross(a)              2,222    (20)      --   (--)      32    (1)   2,254   (21)
       Net(b)                1,890    (11)      --   (--)      13    (1)   1,903   (12)
--------------------------   ------------   ------------   ------------   ------------

(a) The total number of wells in which interests are owned or which are operated under service contracts.
(b)  The sum of fractional interests.

     The following table sets forth, as of December 31, 2000, Occidental's participation in exploratory and development wells being drilled.

PARTICIPATION IN EXPLORATORY AND DEVELOPMENT WELLS BEING DRILLED

                                                      United        Latin      Eastern        Total
Wells at December 31,                                 States      America   Hemisphere    Worldwide
===============================================   ==========   ==========   ==========   ==========
Exploratory and development wells -- Gross                25            3           17           45
                                     Net                  16            3            9           28
-----------------------------------------------   ----------   ----------   ----------   ----------

     At December 31, 2000, Occidental was participating in 112 pressure maintenance and waterflood projects in the United States, 4 in Latin America, 17 in the Middle East and 2 in Russia.

     The following table sets forth, as of December 31, 2000, Occidental's holdings of developed and undeveloped oil and gas acreage.

OIL AND GAS ACREAGE

                                              United        Latin      Eastern        Total
Thousands of acres at December 31,            States      America   Hemisphere    Worldwide
=======================================   ==========   ==========   ==========   ==========
Developed(a)   --  Gross(b)                    3,625           19       15,329       18,973
                   Net(c)                      1,870           10        7,553        9,433
---------------------------------------   ----------   ----------   ----------   ----------

Undeveloped(d) --  Gross(b)                    2,649        2,236       14,803       19,688
                   Net(c)                      1,267        1,793        7,084       10,144
---------------------------------------   ----------   ----------   ----------   ----------

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

     The following table sets forth, for each of the three years in the period ended December 31, 2000, Occidental's U.S. oil, NGL and natural gas production.

OIL AND NATURAL GAS PRODUCTION -- U.S.

                                  Liquids Production              Natural Gas Production
                        Thousands of barrels per day      Millions of cubic feet per day
                   ---------------------------------   ---------------------------------
                        2000        1999        1998        2000        1999        1998
================   =========   =========   =========   =========   =========   =========
California                70          52          41         306         287         149
Permian                  101          13          14         119          55          70
Hugoton                   --          --          --         168         172         248
Others                     1           8          26          66         148         147
                   ---------   ---------   ---------   ---------   ---------   ---------
TOTAL                    172          73          81         659         662         614
================   =========   =========   =========   =========   =========   =========

     The following table sets forth, for each of the three years in the period ended December 31, 2000, Occidental's international oil and natural gas production.

OIL AND NATURAL GAS PRODUCTION -- INTERNATIONAL

                                      Oil Production              Natural Gas Production
                        Thousands of barrels per day      Millions of cubic feet per day
                   ---------------------------------   ---------------------------------
                        2000        1999        1998        2000        1999        1998
================   =========   =========   =========   =========   =========   =========
Bangladesh                --          --          --          --           8          --
Colombia                  32          43          27          --          --          --
Ecuador                   17          15          12          --          --          --
Netherlands               --          --          --          --          --          50
Oman                       9          15          17          --          --          --
Pakistan                   6           5           5          49          44          39
Peru                      --          38          48          --          --          --
Qatar                     49          58          75          --          --          --
Russia                    26          27          29          --          --          --
Venezuela                 --          --           2          --          --          --
Yemen                     32          32          25          --          --          --
                   ---------   ---------   ---------   ---------   ---------   ---------

TOTAL                    171         233         240          49          52          89
================   =========   =========   =========   =========   =========   =========

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                                       Occidental Petroleum Corporation
In millions                                                                                           and Subsidiaries

                                                                             Additions
                                                                     -------------------------
                                                      Balance at     Charged to     Charged to                    Balance at
                                                       Beginning      Costs and        Other                        End of
                                                       of Period      Expenses       Accounts      Deductions       Period
=================================================     ==========     ==========     ==========     ==========     ==========
2000
    Allowance for doubtful accounts                   $       24              2     $       --     $       (1)    $       25
                                                      ==========     ==========     ==========     ==========     ==========

    Environmental                                     $      454             --     $       23     $      (75)(a) $      402
    Foreign and other taxes, litigation and other
       reserves                                              857             42            231           (129)         1,001
                                                      ----------     ----------     ----------     ----------     ----------

                                                      $    1,311             42     $      254     $     (204)    $    1,403 (b)
=================================================     ==========     ==========     ==========     ==========     ==========

1999
    Allowance for doubtful accounts                   $       23              2     $       --     $       (1)    $       24
                                                      ==========     ==========     ==========     ==========     ==========

    Environmental                                     $      578             --     $       11     $     (135)(a) $      454
    Foreign and other taxes, litigation and other
       reserves                                              801            164              1           (109)           857
                                                      ----------     ----------     ----------     ----------     ----------

                                                      $    1,379            164     $       12     $     (244)    $    1,311 (b)
=================================================     ==========     ==========     ==========     ==========     ==========

1998
    Allowance for doubtful accounts                   $       24              4     $       --     $       (5)    $       23
                                                      ==========     ==========     ==========     ==========     ==========

    Environmental                                     $      646             --     $        9     $      (77)(a) $      578
    Foreign and other taxes, litigation and other
       reserves                                              846            187              7           (239)           801
                                                      ----------     ----------     ----------     ----------     ----------

                                                      $    1,492            187     $       16     $     (316)    $    1,379 (b)
=================================================     ==========     ==========     ==========     ==========     ==========

(a)  Primarily represents payments.
(b) Of these amounts, $143 million, $155 million and $172 million in 2000, 1999 and 1998, respectively, is classified as current.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     There is hereby incorporated by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" in Occidental's definitive proxy statement filed in connection with its April 20, 2001, Annual Meeting of Stockholders (the "2001 Proxy Statement"). See also the list of Occidental's executive officers and related information under "Executive Officers of the Registrant" in Part I hereof.

ITEM 11  EXECUTIVE COMPENSATION
     There is hereby incorporated by reference the information appearing under the captions "Executive Compensation" (excluding, however, the information appearing under the subcaptions "Report of the Compensation Committee" and "Performance Graphs") and "Election of Directors -- Information Regarding the Board of Directors and Its Committees" in the 2001 Proxy Statement.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     There is hereby incorporated by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     There is hereby incorporated by reference the information appearing under the caption "Election of Directors --Certain Relations and Related Transactions" in the 2001 Proxy Statement.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2). FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

(a) (3). EXHIBITS

     3.(i)* Restated Certificate of Incorporation of Occidental, dated November 12, 1999 (filed as Exhibit 3.(i) to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).
     3.(ii)*   Bylaws of Occidental, as amended through April 30, 1999 (filed as
               Exhibit 3.(ii) to the Registration Statement on Form S-8 of Occidental, File No. 333-78031).
     4.1 Occidental Petroleum Corporation Five-Year Credit Agreement, dated as of January 4, 2001 among Occidental, Chase Securities Inc. and Bank of America Securities, LLC, as Co-Lead Arrangers, The Chase Manhattan Bank, as Syndication Agent, Bank of America, N.A. and ABN Amro Bank N.V., as Co-Documentation Agents, and The Bank of Nova Scotia, as Administrative Agent.
     4.2* Credit Agreement, dated as of April 19, 2000, among Occidental Permian Ltd., Chase Securities Inc., as Arranger, Bank of America, N.A., as Syndication Agent, Morgan Guaranty Trust Company of New York and UBS AG, as Documentation Agents, and The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit
               4.1 of the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2000, File No. 1-9210).
     4.3 Instruments defining the rights of holders of other long-term debt of Occidental and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Occidental and its subsidiaries on a consolidated basis. Occidental agrees to furnish a copy of any such instrument to the Commission upon request. All of the Exhibits numbered 10.1 to
               10.36 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 14(c) of Form 10-K.

---------------------------------
*Incorporated herein by reference

     10.1*     Employment Agreement, dated May 14, 1997, between Occidental and
               J. Roger Hirl (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1997, File No. 1-9210).
     10.2 Employment Agreement, dated as of November 17, 2000, between Occidental and Dr. Ray R. Irani.
     10.3 Employment Agreement, dated as of November 17, 2000, between Occidental and Dr. Dale R. Laurance.
     10.4 Employment Agreement, dated as of November 17, 2000, between Occidental and Stephen I. Chazen.
     10.5* Employment Agreement, dated April 3, 1998, between Occidental and Donald P. de Brier (filed as Exhibit 10.7 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).
    10.6 Amendment, dated November 17, 2000, to Employment Agreement, dated April 3, 1998, between Occidental and Donald P. de Brier.
    10.7* Form of Indemnification Agreement between Occidental and each of its directors and certain executive officers (filed as Exhibit B to the Proxy Statement of Occidental for its May 21, 1987, Annual Meeting of Stockholders, File No. 1-9210).
    10.8* Occidental Petroleum Corporation Split Dollar Life Insurance Program and Related Documents (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).
    10.9* Occidental Petroleum Insured Medical Plan, as amended and restated effective April 29, 1994, amending and restating the Occidental Petroleum Corporation Executive Medical Plan (as amended and restated effective April 1, 1993) (filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ending March 31, 1994, File No. 1-9210).
    10.10* Occidental Petroleum Corporation 1987 Stock Option Plan, as amended through April 29, 1992 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
    10.11* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit
               10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
    10.12* Form of Nonqualified Stock Option Agreement, with Stock Appreciation Right, under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
    10.13* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit
               10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
    10.14* Form of Incentive Stock Option Agreement, with Stock Appreciation Right, under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
    10.15* Occidental Petroleum Corporation Deferred Compensation Plan (as amended and restated effective as of January 1, 1999) (filed as
               Exhibit 10.23 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1999, File No. 1-9210).
    10.16* Occidental Petroleum Corporation Senior Executive Deferred Compensation Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit
               10.24 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
    10.17* Occidental Petroleum Corporation Senior Executive Supplemental Life Insurance Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit
               10.25 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
    10.18* Occidental Petroleum Corporation Senior Executive Supplemental Retirement Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.26 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
    10.19* Amendment to Occidental Petroleum Corporation Senior Executive Supplemental Retirement Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1998, File No. 1-9210).

---------------------------------
*Incorporated herein by reference

    10.20* Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.27 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
    10.21* Occidental Petroleum Corporation 1995 Incentive Stock Plan, as amended (filed as Exhibit 10.28 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).
    10.22* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               99.2 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
    10.23* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               99.3 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
    10.24* Form of Stock Appreciation Rights Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               99.4 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
    10.25* Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.5 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
    10.26* Form of Performance Stock Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.6 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
    10.27* Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (as amended April 28, 2000) (filed as
               Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2000, File No. 1-9210).
    10.28* Form of Restricted Stock Option Assignment under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 99.2 to the Registration Statement on Form S-8 of Occidental, File No. 333-02901).
    10.29* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               10.2 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit
               10.1 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.39 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).
    10.30* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               10.3 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit
               10.2 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).
    10.31* Form of Incentive Stock Option Agreement (With Accelerated Performance Vesting) under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).
    10.32* Form of Nonqualified Stock Option Agreement (With Accelerated Performance Vesting) under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).
    10.33* Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended September 30, 1996, File No. 1-9210).
    10.34* Occidental Petroleum Corporation Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 1999 (filed as
               Exhibit 10.1 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210).
    10.35* Form of 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1997, File No. 1-9210).
    10.36* Form of Amendment to 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation (filed as Exhibit 10.43 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).

---------------------------------
*Incorporated herein by reference

    10.37*     Master Transaction Agreement, dated May 15, 1998, by and among
               Equistar Chemicals, LP, Occidental, Lyondell Petrochemical
               Company and Millennium Chemicals Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated May 15, 1998
               (date of earliest event reported), filed May 29, 1998, File No.
               1-9210).
    10.38*     Amended and Restated Limited Partnership Agreement of Equistar
               Chemicals, LP, dated May 15, 1998, by and among the partners named therein (filed as Exhibit 10.2 to the Current Report on
               Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No. 1-9210).
    10.39*     Agreement and Plan of Merger and Asset Contribution, dated as of
               May 15, 1998, by and among Equistar Chemicals, LP, Occidental
               Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc.,
               Oxy Petrochemicals Inc. and PDG Chemical Inc. (filed as Exhibit
               10.3 to the Current Report on Form 8-K of Occidental dated May
               15, 1998 (date of earliest event reported), filed May 29, 1998,
               File No. 1-9210).
    10.40*     Amended and Restated Parent Agreement, dated as of May 15, 1998, among Occidental Chemical Corporation, Oxy CH Corporation,
               Occidental, Lyondell Petrochemical Company, Millennium Chemicals
               Inc. and Equistar Chemicals, LP (filed as Exhibit 10.4 to the
               Current Report on Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No.
               1-9210).
    10.41*     Purchase and Sale Agreement dated March 7, 2000, by and among
               Amoco D. T. Company, Amoco X. T. Company, Amoco Y. T. Company,
               SWEPI LP, Shell Land & Energy Company, Shell Onshore Ventures
               Inc., Shell K2 Inc., and Shell Everest, Inc., as Sellers, and
               Occidental Petroleum Corporation, as Buyer (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated March 7,
               2000 (date of earliest event reported), filed March 15, 2000,
               File No. 1-9210).
    12         Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31,
               2000.
    21         List of subsidiaries of Occidental at December 31, 2000.
    23         Consent of Independent Public Accountants.

---------------------------------
*Incorporated herein by reference

(b) REPORTS ON FORM 8-K
During the fourth quarter of 2000, Occidental filed the following Current Reports on Form 8-K:

     1. Current Report on Form 8-K dated October 18, 2000 (date of earliest event reported), filed on October 18, 2000, for the purpose of reporting, under
Item 5, Occidental's results of operations for the third quarter ended September 30, 2000, and under Item 9, speeches and supplemental investor information relating to Occidental's third quarter 2000 earnings announcement.

     2. Current Report on Form 8-K dated November 16, 2000 (date of earliest event reported), filed on November 16, 2000, for the purpose of reporting, under
Item 9, a financial analyst presentation by Dr. Ray R. Irani, Chief Executive Officer.

During the first quarter of 2001 to the date hereof, Occidental filed the following Current Report on Form 8-K:

     1. Current Report on Form 8-K dated January 24, 2001 (date of earliest event reported), filed on January 24, 2001, for the purpose of reporting, under
Item 5, Occidental's results of operations for the fourth quarter and fiscal year ended December 31, 2000, and under Item 9, speeches and supplemental investor information relating to Occidental's fourth quarter 2000 earnings announcement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OCCIDENTAL PETROLEUM CORPORATION


March 8, 2001                       By:             /s/ RAY R. IRANI
                                       -----------------------------------------
                                                       Ray R. Irani
                                          Chairman of the Board of Directors and
                                                  Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                         TITLE                    DATE
            ---------                         -----                    ----

        /s/ RAY R. IRANI             Chairman of the Board of     March 8, 2001
-------------------------------        Directors and Chief
          Ray R. Irani                  Executive Officer

     /s/ STEPHEN I. CHAZEN          Executive Vice President -    March 8, 2001
-------------------------------       Corporate Development
       Stephen I. Chazen           and Chief Financial Officer

  /s/ SAMUEL P. DOMINICK, JR.           Vice President and        March 8, 2001
-------------------------------         Controller (Chief
    Samuel P. Dominick, Jr.            Accounting Officer)

      /s/ RONALD W. BURKLE                   Director             March 8, 2001
-------------------------------
        Ronald W. Burkle

      /s/ JOHN S. CHALSTY                    Director             March 8, 2001
-------------------------------
        John S. Chalsty

    /s/ EDWARD P. DJEREJIAN                  Director             March 8, 2001
-------------------------------
      Edward P. Djerejian

       /s/ JOHN E. FEICK                     Director             March 8, 2001
-------------------------------
         John E. Feick

       /s/ J. ROGER HIRL                     Director             March 8, 2001
-------------------------------
         J. Roger Hirl

      /s/ DALE R. LAURANCE                   Director             March 8, 2001
-------------------------------
        Dale R. Laurance

      /s/ IRVIN W. MALONEY                   Director             March 8, 2001
-------------------------------
        Irvin W. Maloney

      /s/ RODOLFO SEGOVIA                    Director             March 8, 2001
-------------------------------
        Rodolfo Segovia

      /s/ AZIZ D. SYRIANI                    Director             March 8, 2001
-------------------------------
        Aziz D. Syriani

      /s/ ROSEMARY TOMICH                    Director             March 8, 2001
-------------------------------
        Rosemary Tomich

                               INDEX TO EXHIBITS

Exhibit
 Number                                  Description
-------                                  -----------

   4.1 Occidental Petroleum Corporation Five-Year Credit Agreement, dated as of January 4, 2001 among Occidental, Chase Securities Inc. and Bank of America Securities, LLC, as Co-Lead Arrangers, The Chase Manhattan Bank, as Syndication Agent, Bank of America, N.A. and ABN Amro Bank N.V., as Co-Documentation Agents, and The Bank of Nova Scotia, as Administrative Agent.

  10.2 Employment Agreement, dated as of November 17, 2000, between Occidental and Dr. Ray R. Irani.

  10.3 Employment Agreement, dated as of November 17, 2000, between Occidental and Dr. Dale R. Laurance.

  10.4 Employment Agreement, dated as of November 17, 2000, between Occidental and Stephen I. Chazen.

  10.6 Amendment, dated November 17, 2000, to Employment Agreement, dated April 3, 1998, between Occidental and Donald P. de Brier.

  12 Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31, 2000.

  21        List of subsidiaries of Occidental at December 31, 2000.

  23        Consent of Independent Public Accountants.