Form 10-Q
period 2001-03-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2001-05-14
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-9210
_____________________

OCCIDENTAL PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4035997 (I.R.S. Employer Identification No.)

10889 Wilshire Boulevard Los Angeles, California (Address of principal executive offices)	90024 (Zip Code)

(310) 208-8800
(Registrant’s telephone number, including area code)

_____________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2001

Common stock $.20 par value	370,482,032 shares

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS MARCH 31, 2001 AND DECEMBER 31, 2000
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security-Holders
Item 6. Exhibits and Reports on Form 8-K
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 11
EXHIBIT 12

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets — March 31, 2001 and December 31, 2000	2

		Consolidated Condensed Statements of Operations — Three months ended March 31, 2001 and 2000	4

		Consolidated Condensed Statements of Cash Flows — Three months ended March 31, 2001 and 2000	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Part II	Other Information

	Item 1.	Legal Proceedings	18

	Item 4.	Submission of Matters to a Vote of Security-Holders	18

	Item 6.	Exhibits and Reports on Form 8-K	20

PART I      FINANCIAL INFORMATION

Item 1. Financial Statements

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
(Amounts in millions)

	2001	2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$299	$97

Receivables, net	1,404	1,326

Inventories	437	485

Prepaid expenses and other	175	159

Total current assets	2,315	2,067

LONG-TERM RECEIVABLES, net	2,357	2,119

EQUITY INVESTMENTS	1,346	1,327

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation, depletion and amortization of $6,139 at March 31, 2001 and $6,041 at December 31, 2000	13,443	13,471

OTHER ASSETS	422	430

	$19,883	$19,414

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
(Amounts in millions)

	2001	2000

LIABILITIES AND EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt and capital lease liabilities	$260	$258

Notes payable	—	2

Accounts payable	931	1,091

Accrued liabilities	1,390	1,311

Domestic and foreign income taxes	212	78

Total current liabilities	2,793	2,740

LONG-TERM DEBT, net of current maturities and unamortized discount	3,286	3,285

NON-RECOURSE DEBT	1,700	1,900

DEFERRED CREDITS AND OTHER LIABILITIES

Deferred and other domestic and foreign income taxes	1,356	1,280

Obligation under natural gas delivery commitment	249	282

Other	2,632	2,415

	4,237	3,977

MINORITY INTEREST	2,254	2,265

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE

TRUST PREFERRED SECURITIES OF A SUBSIDIARY

TRUST HOLDING SOLELY SUBORDINATED NOTES OF

OCCIDENTAL	471	473

STOCKHOLDERS’ EQUITY

Common stock, at par value	74	74

Additional paid-in capital	3,753	3,743

Retained earnings	1,398	1,007

Accumulated other comprehensive income	(83)	(50)

	5,142	4,774

	$19,883	$19,414

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Amounts in millions, except per-share amounts)

	Three Months Ended
	March 31

	2001	2000

REVENUES

Net sales	$4,475	$2,574

Interest, dividends and other income	81	37

Gains on disposition of assets, net	3	4

Income (loss) from equity investments	(35)	33

	4,524	2,648

COSTS AND OTHER DEDUCTIONS

Cost of sales	3,289	1,787

Selling, general and administrative and other operating expenses	198	154

Exploration expense	21	6

Environmental remediation	49	—

Minority interest	32	30

Interest and debt expense, net	116	104

	3,705	2,081

Income before taxes	819	567

Provision for domestic and foreign income and other taxes	308	296

Income before extraordinary item and effect of changes in accounting principles	511	271

Extraordinary loss, net	(3)	—

Cumulative effect of changes in accounting principles, net	(24)	—

NET INCOME	484	271

Effect of repurchase of Trust Preferred Securities	—	1

EARNINGS APPLICABLE TO COMMON STOCK	$484	$272

BASIC EARNINGS PER COMMON SHARE

Income before extraordinary item and effect of changes in accounting principles	$1.38	$.74

Extraordinary loss, net	(.01)	—

Cumulative effect of changes in accounting principles, net	(.06)	—

Basic earnings per common share	$1.31	$.74

DILUTED EARNINGS PER COMMON SHARE

Income before extraordinary item and effect of changes in accounting principles	$1.37	$.74

Extraordinary loss, net	(.01)	—

Cumulative effect of changes in accounting principles, net	(.06)	—

Diluted earnings per common share	$1.30	$.74

DIVIDENDS PER COMMON SHARE	$.25	$.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	370.2	368.1

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Amounts in millions)

	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES

Income before extraordinary items and effect of changes in accounting principles	$511	$271

Adjustments to reconcile income to net cash provided by operating activities:

Depreciation, depletion and amortization of assets	245	185

Deferred income tax provision	40	67

Other noncash charges to income	50	19

Gains on disposition of assets, net	(3)	(4)

Loss (income) from equity investments	35	(33)

Exploration expense	21	6

Changes in operating assets and liabilities	(36)	(116)

Other operating, net	(42)	(47)

Net cash provided by operating activities	821	348

CASH FLOW FROM INVESTING ACTIVITIES

Capital expenditures	(238)	(122)

Sale of businesses and disposal of property, plant and equipment, net	—	23

Purchase of businesses, net (including deposits)	—	(375)

Other investing, net	(61)	(13)

Net cash used by investing activities	(299)	(487)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from long-term debt	33	—

Net proceeds from commercial paper and revolving credit agreements	—	156

Repurchase of trust preferred securities	(2)	(6)

Purchases for natural gas delivery commitment	(29)	(28)

Payments on long-term debt, non-recourse debt and capital lease liabilities	(238)	(1)

Proceeds from issuance of common stock	6	16

(Payments) proceeds of notes payable	(2)	9

Cash dividends paid	(92)	(92)

Other financing, net	4	(1)

Net cash (used) provided by financing activities	(320)	53

Increase (decrease) in cash and cash equivalents	202	(86)

Cash and cash equivalents—beginning of period	97	214

Cash and cash equivalents—end of period	$299	$128

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2001

1.	General

The accompanying unaudited consolidated condensed financial statements have been prepared by Occidental Petroleum Corporation (Occidental) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2000 (2000 Form 10-K).

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental’s consolidated financial position as of March 31, 2001, and the consolidated results of operations and cash flows for the three months then ended. The results of operations and cash flows for the period ended March 31, 2001, are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been changed to conform to the 2001 presentation.

Reference is made to Note 1 to the consolidated financial statements in the 2000 Form 10-K for a summary of significant accounting policies.

2.	Extraordinary Items and Accounting Changes

On March 5, 2001, Occidental retired $20.5 million of 7.8 percent pollution control revenue bonds due on December 1, 2005. As a result of this transaction, Occidental recognized an after-tax extraordinary loss of $3 million.

In the fourth quarter of 2000, Occidental adopted the provisions of EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, which establishes accounting and reporting standards for the treatment of shipping and handling costs. Among its provisions, EITF Issue No. 00-10 requires that transportation costs that had been accounted for as deductions from revenues should now be recorded as an expense. The implementation of EITF Issue No. 00-10 had no effect on net income. All prior year balances have been adjusted to reflect this accounting change. Transportation costs in the amount of $66 million have been removed as deductions from revenues and included in cost of sales for the three months ended March 31, 2000.

See Note 10 regarding accounting changes related to derivatives.

3.	Comprehensive Income

The following table presents Occidental’s comprehensive income items (in millions):

Three Months Ended March 31,	2001	2000

Net income	$484	$271

Other comprehensive income items

Foreign currency translation adjustments	(8)	4

Cumulative effect of change in accounting principle	(27)	—

Other	2	—

Other comprehensive income, net of tax	(33)	4

Comprehensive income	$451	$275

4.	Asset Acquisitions and Dispositions

Reference is made to Note 3 to the consolidated financial statements in the 2000 Form 10-K for a description of asset acquisitions and dispositions.

On April 19, 2000, Occidental completed its acquisition of all of the common limited partnership interest in Altura Energy Ltd. (now “Occidental Permian Ltd.”) (“Altura”), the largest oil producer in Texas. Occidental, through its subsidiaries, paid approximately $1.2 billion to the sellers, affiliates of BP Amoco plc and Shell Oil Company, to acquire the common limited partnership interest and control of the general partner that manages, operates and controls Altura. Altura borrowed approximately $2.4 billion, with recourse only to the Altura assets. Altura also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes recorded as long-term receivables, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and are entitled to certain distributions from Altura. The acquisition was valued at approximately $3.6 billion. Occidental’s results of operations include the operations of Altura from the date of acquisition. For the three months ended March 31, 2000, pro forma net income, including historical Altura results as if the acquisition had occurred on January 1, 2000, would have been $342 million ($.93 earnings per share) and pro forma revenues would have been $3.0 billion. The pro forma calculations were made utilizing the historical operating results of Altura prior to ownership by Occidental and give effect to certain adjustments, including increased depreciation, depletion and amortization to reflect the value assigned to the Altura property, plant and equipment, increased interest expense, and income tax effects. However, the pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future and do not reflect anticipated cost savings, synergies, changes in realized prices and certain other adjustments that are expected to result from the acquisition and operation of Altura.

5.	Supplemental Cash Flow Information

Cash payments during the three months ended March 31, 2001 and 2000 included federal, foreign and state income taxes of approximately $26 million and $109 million, respectively. Interest paid (net of interest capitalized) totaled approximately $125 million and $96 million for the three months ended March 31, 2001 and 2000, respectively.

6.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $250 million and $46 million at March 31, 2001, and December 31, 2000, respectively.

7.	Inventories

A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management’s estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

	March 31,	December 31,
Balance at	2001	2000

Raw materials	$62	$68

Materials and supplies	128	125

Work in process	2	3

Finished goods	281	343

	473	539

LIFO adjustment	(36)	(54)

Total	$437	$485

8.	Property, Plant and Equipment

Reference is made to the consolidated balance sheets and Note 1 thereto in the 2000 Form 10-K for a description of investments in property, plant and equipment.

9.	Trust Preferred Securities

Reference is made to Note 12 to the consolidated financial statements in the 2000 Form 10-K for a description of the Trust Preferred Securities. The Trust Preferred Securities amounts reflected in the consolidated condensed balance sheets at March 31, 2001, and December 31, 2000, are net of issue costs and also reflect amortization of a portion of the issue costs, and the repurchase during 2001 and 2000 of 87,900 shares and 555,760 shares with liquidation values of $2.2 million and $13.9 million, respectively.

10.	Derivative Activities

Effective January 1, 2001, Occidental implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These statements establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities and require an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value, and classify them as either assets or liabilities on the condensed consolidated balance sheet. Changes in the derivative instruments’ fair value must be recognized in earnings unless specific hedge accounting criteria are met. Occidental’s initial adoption of SFAS No. 133 resulted in (i) a first quarter after-tax reduction in net income of $24 million recorded as a cumulative effect of a change in accounting principles and (ii) an after-tax reduction in other comprehensive income (OCI) of approximately $27 million.

Occidental uses commodity futures contracts, options and swaps to hedge the impact of oil and natural gas price fluctuations and to engage in trading activities. Occidental also uses forward rate locks and interest rate swaps to hedge changes in interest rates. Gains and losses from derivatives that qualify for cash flow hedge accounting are deferred until recognized as an adjustment to earnings when the hedged transaction is finalized. For cash flow hedges, the portion of the change in the value of the derivative that is not offset by an equal change in the value of the underlying transaction is referred to as hedge ineffectiveness and is recorded in earnings. Gains or losses on derivatives that do not qualify for hedge accounting are recognized in earnings. At March 31, 2001, Occidental had no derivatives that qualified as fair value hedges.

For the three months ended March 31, 2001, the results of operations included a net gain of $13 million related to derivative mark-to-market adjustments. During the three months ended March 31, 2001, a $6 million loss was reclassified from OCI to income resulting from the expiration of cash flow hedges. A net unrealized loss of $6 million related to changes in current cash flow hedges was recorded to OCI during the three months ended March 31, 2001. During the next twelve months, Occidental expects that $12 million of net derivative losses included in OCI, based on their valuation at March 31, 2001, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three months ended March 31, 2001.

11.	Retirement Plans and Postretirement Benefits

Reference is made to Note 14 to the consolidated financial statements in the 2000 Form 10-K for a description of the retirement plans and postretirement benefits of Occidental and its subsidiaries.

12.	Lawsuits, Claims, Commitments, Contingencies and Related Matters

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

It is impossible at this time to determine the ultimate liabilities that Occidental and its subsidiaries may incur resulting from the foregoing lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. Several of these matters may involve substantial amounts, and if these were to be ultimately resolved unfavorably to the full amount of their maximum potential exposure, an event not currently anticipated, it is possible that such event could have a material adverse effect upon Occidental’s consolidated financial position or results of operations. However, in management’s opinion, after taking into account reserves, it is unlikely that any of the foregoing matters will have a material adverse effect upon Occidental’s consolidated financial position or results of operations.

Reference is made to Note 9 to the consolidated financial statements in the 2000 Form 10-K for information concerning Occidental’s long-term purchase obligations for certain products and services.

13.	Income Taxes

The provision for taxes based on income for the 2001 and 2000 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income. The provision for taxes for the three months ended March 31, 2001, includes an after-tax benefit of $45 million (pre-federal tax benefit of $70 million) related to a settlement of a state tax issue.

14.	Investments

Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At March 31, 2001, Occidental’s equity investments consisted of a 29.5 percent interest in Equistar acquired in May 1998, and various chemical partnerships and joint ventures. The following table presents Occidental’s proportionate interest in the summarized financial information of its equity method investments (in millions):

Three Months Ended March 31	2001	2000

Revenues	$662	$689

Costs and expenses	697	656

Net income (loss)	$(35)	$33

15.	Industry Segments

The following table presents Occidental’s interim industry segment disclosures (in millions):

	Oil and Gas	Chemical		Corporate		Total

Quarter ended March 31, 2001

Net sales	$3,612	$863		$—		$4,475

Pretax operating profit (loss)	$1,082	$(77	)(c)	$(186	)(a),	$819

					(d)

Income taxes	(136)	(2)		(170	)(b),	(308)

					(e)

Extraordinary loss, net	—	—		(3)		(3)

Cumulative effect of changes in accounting principles, net	—	—		(24)		(24)

Net income (loss)	$946	$(79)		$(383)		$484

Quarter ended March 31, 2000

Net sales	$1,534	$1,040		$—		$2,574

Pretax operating profit (loss)	$542	$149		$(124	)(a),	$567

					(f)

Income taxes	(148)	(6)		(142	)(b)	(296)

Net income (loss)	$394	$143		$(266)		$271

(a)	Includes unallocated net interest expense, administration expense and other items.

(b)	Includes unallocated income taxes.

(c)	Includes a pre-tax charge of $26 million related to severance and plant shut-down costs.

(d)	Includes a pre-tax charge of $49 million related to environmental remediation costs and an insurance dividend of $6 million.

(e)	Includes an after-tax benefit of $45 million (pre-federal tax benefit of $70 million) related to a settlement of a state tax issue.

(f)	Includes an insurance dividend of $11 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Occidental Petroleum Corporation (Occidental) reported net income for the first quarter of 2001 of $484 million, on net sales of $4.5 billion, compared with net income of $271 million, on net sales of $2.6 billion, for the same period of 2000. Basic earnings per common share were $1.31 for the first quarter of 2001, compared with earnings per share of $.74 for the same period of 2000.

Earnings before special items were $510 million for the first quarter of 2001, compared with earnings before special items of $264 million for the first quarter of 2000. See the Special Item table below for a description of special items. The increase in earnings before special items for the three months ended March 31, 2001, compared with the same period in 2000, reflected higher domestic gas prices and higher domestic crude oil production from acquisitions, partially offset by lower crude oil and chemical prices, higher exploration expense, lower chemical product demand and higher energy and feedstock costs.

The increase in net sales in the first quarter of 2001, compared with the same period in 2000, primarily reflected higher domestic gas prices, higher domestic crude oil production from acquisitions and higher oil and gas trading activities, partially offset by lower international oil production, lower chemical product demand and lower chemical prices.

Interest, dividends and other income for the three months ended March 31, 2001 included interest income on notes receivable from affiliates of the Altura partners of $33 million. The loss from equity investments for the three months ended March 31, 2001, compared with income from equity investments for the same period in 2000, was primarily the result of a 2001 loss from operations in the Equistar and OxyMar equity investments. The increase in cost of sales for the three months ended March 31, 2001, compared with the same period in 2000, primarily reflected the higher oil and gas trading activity, higher domestic oil production volumes and higher raw material costs, primarily energy-driven, in the chemical segment. The increase in selling, general and administrative and other operating costs for the three months ended March 31, 2001, compared to the same period in 2000, reflected severance charges for the chemical segment and higher oil and gas production taxes and other operating costs as a result of the acquisition of Altura. Minority interest includes distributions on the Trust Preferred Securities, the minority interest in the net income (loss) of subsidiaries and partnerships and, for the three months ended March 31, 2001, also included a preferred distribution to the Altura partners totaling $34 million. The provision for income taxes for the three months ended March 31, 2001 included a $45 million after-tax benefit ( $70 million pre-federal tax benefit) for the settlement of a state tax issue.

Although energy prices remain at historically high levels, increasing the costs of electricity and impacting Occidental’s chemical segment adversely, Occidental does not generally perceive that its business has been or will be impacted adversely by changing prices or inflation in other areas. Although Occidental expects its THUMS operations may be interrupted from time to time by the rolling curtailments of electricity supply predicted by California officials during the peak demand summer months, Occidental does not expect these interruptions to have a material effect on its operations. Occidental does not expect that interruptions in the electric grid will adversely impact its operations at Elk Hills because of the extensive electrical co-generation capabilities at the site.

The following table sets forth the sales and earnings of each industry segment and corporate items (in millions):

	Three Months Ended
	March 31

	2001	2000

Segment Net Sales

Oil and gas	$3,612	$1,534

Chemical	863	1,040

Net Sales	$4,475	$2,574

Segment Earnings (Loss)

Oil and gas	$946	$394

Chemical	(79)	143

	867	537

Unallocated corporate items

Interest expense, net	(76)	(99)

Income taxes	(175)	(150)

Trust preferred distributions and other	(16)	(17)

Other	(89)	—

Income before extraordinary item and effect of changes in accounting principles	511	271

Extraordinary loss, net	(3)	—

Cumulative effect of changes in accounting principles, net	(24)	—

Net Income	$484	$271

The following table sets forth the special items for each operating segment, if applicable, and corporate:

	Three Months Ended
	March 31
Benefit (Charge)
(in millions)	2001	2000

Chemical

Severance, plant shutdown and plant writedown costs	$(26)	$—

Corporate

Settlement of state tax issue	$70	$—

Environmental remediation	(49)	—

Insurance dividend	6	11

Changes in accounting principles, net *	(24)	—

Extraordinary loss on debt redemption, net *	(3)	—

*	These amounts are shown after-tax.

Oil and Gas Segment

	Three Months Ended
	March 31

Summary of Operating Statistics	2001	2000

Net Production per Day:

Crude Oil and Natural Gas Liquids (MBL)

United States	207	70

Latin America	34	52

Eastern Hemisphere	123	117

Natural Gas (MMCF)

United States	632	630

Eastern Hemisphere	50	50

Barrels of Oil Equivalent — thousands (MBOE)	478	352

Average Sales Price:

Crude Oil ($/BBL)

United States	$24.32	$23.96

Latin America	$22.69	$26.40

Eastern Hemisphere	$22.04	$24.24

Natural Gas ($/MCF)

United States	$10.01	$2.42

Eastern Hemisphere	$2.20	$1.73

Oil and gas earnings for the first quarter of 2001 were $946 million, compared with $394 million for the same period of 2000. The increase in earnings for the first quarter of 2001, compared to the first quarter of 2000, reflected the impact of higher domestic natural gas prices and higher domestic oil production volumes as a result of acquisitions completed in the second quarter of 2000, partially offset by lower crude oil prices and higher exploration expense.

The first quarter 2001 results also benefited by approximately $200 million from a California gas market price premium above NYMEX prices at Occidental’s Elk Hills operations. The California operations produced over 300 million cubic feet per day of natural gas in the first quarter and Occidental expects its second quarter California production to remain at or near that level. Most of Occidental’s California gas sales are based on the Southern California border price at the end of the prior month, with smaller amounts being sold into Northern California and spot markets, where prices are significantly lower than Southern California prices. Although the second quarter historically has the weakest gas prices, Occidental continues to expect to receive higher gas price realizations in the second quarter of 2001 than in 2000. The current California supply-demand imbalance that caused the pricing premium is expected to continue for the next two to three years.

Oil liftings in Colombia continued to be significantly limited by disruptions at the Caño Limón pipeline. Occidental expects to recover the reserves attributable to its contract, which amount to less than 3 percent of its proved worldwide oil and gas reserves.

The increase in revenues for the first quarter of 2001, compared to the first quarter of 2000, reflected higher domestic natural gas prices, higher domestic oil production from acquisitions and higher oil and gas trading activity, partially offset by lower crude oil prices. Approximately 55 percent and 45 percent of oil and gas net sales were attributable to oil and gas trading activities in the first quarter of 2001 and 2000, respectively. The results of oil and gas trading activity were not significant.

Chemical Segment

	Three Months Ended
	March 31

Summary of Operating Statistics	2001	2000

Major Product Volumes (M Tons)

Chlorine	705	853

Caustic	669	803

Ethylene Dichloride	222	304

PVC Resins	501	450

Major Product Price Index (Base 1987-1990 = 1.0)

Chlorine	0.92	1.40

Caustic	1.31	0.72

Ethylene Dichloride	0.81	1.64

PVC Resins	0.72	0.94

Chemical results for the first quarter of 2001 were a loss of $79 million, compared with income of $143 million for the same period of 2000. The chemical segment had a loss before special items of $53 million for the first quarter of 2001. See Special Item table for a description of special items. The decrease in results before special items reflected higher energy and feedstock costs, lower sales prices and volumes for chlorine and ethylene dichloride (EDC), lower sales prices for polyvinyl chloride (PVC) and vinyl chloride monomer (VCM) and lower results from equity investments, partially offset by higher prices for caustic soda. The decrease in revenues from the first quarter of 2001, compared to the first quarter of 2000, reflected lower sales prices and volumes for chlorine and EDC and lower sales prices for PVC and VCM) partially offset by higher prices for caustic soda.

With the slowdown in the economy, the chemical segment experienced a worsening of market conditions beginning in July 2000 and continuing through January 2001. This was followed by improvements in February and March 2001, due mainly to lower natural gas prices. Meaningful improvements in the results of the chemical business will depend largely on any improvements in general economic conditions.

Corporate and Other

Segment earnings include credits in lieu of U.S. federal income taxes. In the first quarter of 2001 and 2000, segment earnings benefited by $5 million from credits allocated. This included credits of $1 million and $4 million at oil and gas and chemical, respectively, in the first quarter of 2001 and 2000.

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

It is impossible at this time to determine the ultimate liabilities that Occidental and its subsidiaries may incur resulting from the foregoing lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. Several of these matters may involve substantial amounts, and if these were to be ultimately resolved unfavorably to the full amount of their maximum potential exposure, an event not currently anticipated, it is possible that such event could have a material adverse effect upon Occidental’s consolidated financial position or results of operations. However, in management’s opinion, after taking into account reserves, it is unlikely that any of the foregoing matters will have a material adverse effect upon Occidental’s consolidated financial position or results of operations.

Financial Condition, Liquidity and Capital Resources

Occidental’s net cash provided by operating activities was $821 million for the first quarter of 2001, compared with $348 million for the same period of 2000. The increase in the 2001 amount is primarily attributed to higher net income.

Occidental’s net cash used by investing activities was $299 million for the first quarter of 2001, compared with $487 million for the same period of 2000. The 2000 amount included a $375 million deposit for the Altura Energy Ltd. acquisition.

Occidental’s net cash used by financing activities was $320 million in the first quarter of 2001, compared with net cash provided of $53 million for the same period of 2000. The 2001 amount includes debt payments of approximately $238 million. The 2000 amount includes net proceeds from commercial paper and revolving credit agreements of approximately $156 million.

Occidental expects to generate sufficient cash from operations in 2001 to fund its operating needs, capital expenditure requirements, dividend payments and debt repayments. Occidental currently expects to spend $1.1 billion on its capital spending program in 2001. Available but unused lines of committed bank credit totaled approximately $2.1 billion at March 31, 2001 and December 31, 2000. In the first quarter of 2001, Occidental reduced total debt by $233 million. In addition, Occidental expects to reduce total debt by $1.0 billion by the end of 2001, thereby strengthening its balance sheet and decreasing interest expense.

Derivative Activities

Effective January 1, 2001, Occidental implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These statements establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities and require an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value, and classify them as either assets or liabilities on the condensed consolidated balance sheet. Changes in the derivative instruments’ fair value must be recognized in earnings unless specific hedge accounting criteria are met. Occidental’s initial adoption of SFAS No. 133 resulted in (i) a first quarter after-tax reduction in net income of $24 million recorded as a cumulative effect of a change in accounting principles and (ii) an after-tax reduction in other comprehensive income (OCI) of approximately $27 million.

Occidental uses commodity futures contracts, options and swaps to hedge the impact of oil and natural gas price fluctuations and to engage in trading activities. Occidental also uses forward rate locks and interest rate swaps to hedge changes in interest rates. Gains and losses from derivatives that qualify for cash flow hedge accounting are deferred until recognized as an adjustment to earnings when the hedged transaction is finalized. For cash flow hedges, the portion of the change in the value of the derivative that is not offset by an equal change in the value of the underlying transaction is referred to as hedge ineffectiveness and is recorded in earnings. Gains or losses on derivatives that do not qualify for hedge accounting are recognized in earnings. At March 31, 2001, Occidental had no derivatives that qualified as fair value hedges.

For the three months ended March 31, 2001, the results of operations included a net gain of $13 million related to derivative mark-to-market adjustments. During the three months ended March 31, 2001, a $6 million loss was reclassified from OCI to income resulting from the expiration of cash flow hedges. A net unrealized loss of $6 million related to changes in current cash flow hedges was recorded to OCI during the three months ended March 31,

2001. During the next twelve months, Occidental expects that $12 million of net derivative losses included in OCI, based on their valuation at March 31, 2001, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three months ended March 31, 2001.

Environmental Matters

Occidental’s operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations also are subject to varied environmental protection laws. Costs associated with environmental compliance have increased over time and may continue to rise in the future.

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

Occidental does not consider the number of Superfund and comparable state sites, at which it has been notified that it has been identified as being involved, to be a relevant measure of exposure. Although the liability of a potentially responsible party (PRP), and in many cases its equivalent under state law, may be joint and several, Occidental is usually one of many companies cited as a PRP at these sites and has, to date, been successful in sharing cleanup costs with other financially sound companies. Also, many of these sites are still under investigation by the Environmental Protection Agency (“EPA”) or the equivalent state agencies. Prior to actual cleanup, the parties involved assess site conditions and responsibility and determine the appropriate remedy. The majority of remediation costs are incurred after the parties obtain EPA or other equivalent state agency approval to proceed. The ultimate future cost of remediation of certain of the sites for which Occidental has been notified that it has been identified as being involved cannot reasonably be determined at this time.

As of March 31, 2001, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 125 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement). The 125 sites include 34 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability. Of the remaining 91 sites, Occidental has denied involvement at 9 sites and has yet to determine involvement in 20 sites. With respect to the remaining 62 of these sites, Occidental is in various stages of evaluation, and the extent of liability retained by Maxus Energy Corporation is disputed at 2 of these sites. For 54 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 54 sites include 11 sites as to which present information indicates that it is probable that Occidental’s aggregate exposure is insignificant. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 8 of the 62 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption “Results of Operations.”

Accounting Changes

In the fourth quarter of 2000, Occidental adopted the provisions of EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, which establishes accounting and reporting standards for the treatment of shipping and handling costs. Among its provisions, EITF Issue No. 00-10 requires that transportation costs that had been accounted for as deductions from revenues should now be recorded as an expense. The implementation of EITF Issue No. 00-10 had no effect on net income. All prior year balances have been adjusted to reflect this accounting change. Transportation costs in the amount of $66 million have been removed as deductions from revenues and included in cost of sales for the three months ended March 31, 2000.

See “Derivative Activities” for accounting change related to derivatives.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; competitive pricing pressures; higher than expected costs including feedstocks; crude oil and natural gas prices; chemical prices; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental’s production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental’s products; any general economic recession domestically or internationally; regulatory uncertainties; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency improvement, acquisition or disposition. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. Occidental undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2001, there were no material changes in the information required to be provided under Item 305 of Regulation S-X included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) — Derivative Activities” in Occidental’s 2000 Annual Report on Form 10-K.

PART II      OTHER INFORMATION

Item 1. Legal Proceedings

General

There is incorporated by reference herein the information regarding legal proceedings in Note 12 to the consolidated condensed financial statements in Part I hereof.

In connection with the class action brought by David Croucher and others, as previously reported in Note 9 to the Consolidated Financial Statements in Occidental’s 2000 Annual Report on Form 10-K, the court approved the settlement on March 15, 2001. The time for appeal has expired and Occidental has paid the amounts due.

In April 1998, a civil action was filed on behalf of the U.S. Environmental Protection Agency against OxyChem relating to the Centre County Kepone Superfund Site at State College, Pennsylvania. The lawsuit seeks approximately $12 million in penalties and governmental response costs, a declaratory judgment that OxyChem is a liable party under CERCLA, and an order requiring OxyChem to carry out the remedy that is being performed by the site owner. In October 1998, the U.S. District Court for the Middle District of Pennsylvania granted OxyChem’s motion to dismiss the United States’ case. In December 1999, the United States Court of Appeals for the Third Circuit reversed the dismissal and remanded the case to the District Court. The court has stayed all proceedings so the parties can attempt to finalize a resolution to this matter.

Item 4. Submission of Matters to a Vote of Security-Holders

Occidental’s 2001 Annual Meeting of Stockholders (the Annual Meeting) was held on April 20, 2001. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

1.	The eleven nominees proposed by the Board of Directors were elected as directors by the following votes:

Name	For	Withheld

Dr. Ray R. Irani	312,956,039	5,294,648

Dr. Dale R. Laurance	313,473,742	4,776,945

Ronald W. Burkle	313,642,767	4,607,920

John S. Chalsty	307,983,184	10,267,503

Edward P. Djerejian	313,521,233	4,729,454

John E. Feick	313,617,697	4,632,990

J. Roger Hirl	313,338,588	4,912,099

Irvin W. Maloney	313,265,247	4,985,440

Rodolfo Segovia	313,521,365	4,729,322

Aziz D. Syriani	313,479,037	4,771,650

Rosemary Tomich	313,415,271	4,835,416

2.	A proposal to ratify the selection of Arthur Andersen LLP as Occidental’s independent public accountants for 2001 was approved by a vote of 314,066,209 for versus 2,703,724 against. There were 1,480,754 abstentions.

3.	A proposal to approve Occidental’s 2001 Stock Incentive Compensation Plan (the 2001 Plan) was approved by a vote of 261,827,777 for versus 53,876,996 against. There were 2,545,913 abstentions and 1 broker non-vote.

4.	A stockholder proposal to have each nominee for director prepare a report was defeated by a vote of 17,207,370 for versus 253,116,621 against. There were 5,011,859 abstentions and 42,914,837 broker non-votes.

5.	A stockholder proposal to have Occidental prepare and distribute a report on operations in Northeastern Colombia was defeated by a vote of 21,554,122 for versus 236,360,381 against. There were 17,421,346 abstentions and 42,914,838 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Occidental Petroleum Corporation 2001 Incentive Compensation Plan, as amended.

10.2	Occidental Petroleum Corporation Executive Incentive Compensation Plan.

10.3	Occidental Petroleum Corporation Supplemental Retirement Plan, Amended and Restated effective as of January 1, 1999 [Reflecting Amendments Effective through March 1, 2001]

10.4	Occidental Petroleum Corporation Deferred Compensation Plan (Amended and Restated Effective as of January 1, 1999)

11	Statement regarding the computation of earnings per share for the three months ended March 31, 2001 and 2000.

12	Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2001 and 2000 and the five years ended December 31, 2000.

(b)	Reports on Form 8-K

During the quarter ended March 31, 2001, Occidental filed the following Current Reports on Form 8-K:

1	Current Report on Form 8-K dated January 24, 2001 (date of earliest event reported), filed on January 24, 2001, for the purpose of reporting, under Item 5, Occidental’s results of operations for the fiscal year ended December 31, 2000, and under Item 9, text and supplemental financial schedules from Occidental’s fourth quarter 2000 conference call.

2	Current Report on Form 8-K dated March 28, 2001 (date of earliest event reported), filed on March 28, 2001, for the purpose of reporting under Item 9, text and schedules from a presentation by Dr. Dale R. Laurance, President, at the Howard Weil Energy Conference.

From March 31, 2001 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

1	Current report on Form 8-K dated April 18, 2001 (date of earliest event reported), filed on April 18, 2001, for the purpose of reporting, under Item 5, Occidental’s results of operations for the first quarter ended March 31, 2001, and under Item 9, text and supplemental financial schedules from Occidental’s first quarter 2001 conference call.

2	Current report on Form 8-K dated April 20, 2001 (date of earliest event reported), filed on April 20, 2001, for the purpose of reporting, under Item 9, text and schedules from speech made by Dr. Ray R. Irani, Chairman and Chief Executive Officer, at Occidental’s 2001 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

DATE: May 14, 2001	S. P. Dominick, Jr. S. P. Dominick, Jr., Vice President and Controller (Chief Accounting and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBITS

10.1	Occidental Petroleum Corporation 2001 Incentive Compensation Plan, as amended.

10.2	Occidental Petroleum Corporation Executive Incentive Compensation Plan.

10.3	Occidental Petroleum Corporation Supplemental Retirement Plan, Amended and Restated effective as of January 1, 1999 [Reflecting Amendments Effective through March 1, 2001]

10.4	Occidental Petroleum Corporation Deferred Compensation Plan (Amended and Restated Effective as of January 1, 1999)

11	Statement regarding the computation of earnings per share for the three months ended March 31, 2001 and 2000.

12	Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2001 and 2000 and the five years ended December 31, 2000.