Form 10-Q
period 2001-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2001-08-10
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                               Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at June 30, 2001
     ---------------------------               ----------------------------
     Common stock $.20 par value                    373,317,772 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                    CONTENTS

                                                                                        PAGE
PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets--
                        June 30, 2001 and December 31, 2000                               2

                   Consolidated Condensed Statements of Operations--
                        Three and six months ended June 30, 2001 and 2000                 4

                   Consolidated Condensed Statements of Cash Flows--
                        Six months ended June 30, 2001 and 2000                           5

                   Notes to Consolidated Condensed Financial Statements                   6

          Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                              11

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk            18


PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings                                                     19

          Item 6.  Exhibits and Reports on Form 8-K                                      19

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                              (Amounts in millions)

                                                                                             2001            2000
=================================================================================    ============   =============
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $        163   $          97

     Receivables, net                                                                       1,223           1,326

     Inventories                                                                              436             485

     Prepaid expenses and other                                                               172             159
                                                                                     ------------   -------------

         Total current assets                                                               1,994           2,067


LONG-TERM RECEIVABLES, net                                                                  2,279           2,119


EQUITY INVESTMENTS                                                                          1,326           1,327


PROPERTY, PLANT AND EQUIPMENT, at cost, net of
accumulated depreciation, depletion and amortization of $6,158
     at June 30, 2001 and $6,041 at December 31, 2000                                      13,482          13,471


OTHER ASSETS                                                                                  405             430

                                                                                     ------------   -------------
                                                                                     $     19,486   $      19,414
=================================================================================    ============   =============

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                              (Amounts in millions)

                                                                                             2001            2000
=================================================================================    ============   =============
LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt and capital lease liabilities              $        242   $         258
     Notes payable                                                                              1               2
     Accounts payable                                                                         842           1,091
     Accrued liabilities                                                                    1,153           1,311
     Domestic and foreign income taxes                                                        103              78
                                                                                     ------------   -------------

         Total current liabilities                                                          2,341           2,740
                                                                                     ------------   -------------

LONG-TERM DEBT, net of current maturities and unamortized discount                          3,294           3,285
                                                                                     ------------   -------------

NON-RECOURSE DEBT                                                                           1,500           1,900
                                                                                     ------------   -------------


DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred and other domestic and foreign income taxes                                   1,384           1,280
     Obligation under natural gas delivery commitment                                         215             282
     Other                                                                                  2,467           2,415
                                                                                     ------------   -------------

                                                                                            4,066           3,977
                                                                                     ------------   -------------

MINORITY INTEREST                                                                           2,222           2,265
                                                                                     ------------   -------------

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF A SUBSIDIARY
     TRUST HOLDING SOLELY SUBORDINATED NOTES OF
     OCCIDENTAL                                                                               468             473
                                                                                     ------------   -------------

STOCKHOLDERS' EQUITY
     Common stock, at par value                                                                75              74
     Additional paid-in capital                                                             3,820           3,743
      Retained earnings                                                                     1,778           1,007
     Accumulated other comprehensive income                                                   (78)            (50)
                                                                                     ------------   -------------

                                                                                            5,595           4,774
                                                                                     ------------   -------------

                                                                                     $     19,486   $      19,414
=================================================================================    ============   =============

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 (Amounts in millions, except per-share amounts)

                                                                          Three Months Ended              Six Months Ended
                                                                                     June 30                       June 30
                                                                   -------------------------     -------------------------
                                                                         2001           2000            2001          2000
===============================================================    ==========    ===========     ===========    ==========
REVENUES
     Net sales                                                          3,845          3,195           8,320         5,769
     Interest, dividends and other income                                  53             63             134           100
     Gains on disposition of assets, net                                   10            491              13           495
     Income (loss) from equity investments                                 --             52             (35)           85
                                                                   ----------    -----------     -----------    ----------
                                                                        3,908          3,801           8,432         6,449
                                                                   ----------    -----------     -----------    ----------
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                                      2,750          2,243           6,039         4,030
     Selling, general and administrative and other
        operating expenses                                                178            291             376           445
     Exploration expense                                                   18             15              39            21
     Environmental remediation                                             --             --              49            --
     Minority interest                                                     44             56              76            86
     Interest and debt expense, net                                       106            143             222           247
                                                                   ----------    -----------     -----------    ----------
                                                                        3,096          2,748           6,801         4,829
                                                                   ----------    -----------     -----------    ----------
Income before taxes                                                       812          1,053           1,631         1,620
Provision for domestic and foreign income and
   other taxes                                                            339            489             647           785
                                                                   ----------    -----------     -----------    ----------
Income before extraordinary item and effect of changes
     in accounting principles                                             473            564             984           835
Extraordinary loss, net                                                    --             --              (3)           --
Cumulative effect of changes in accounting principles, net                 --             --             (24)           --
                                                                   ----------    -----------     -----------    ----------
NET INCOME                                                                473            564             957           835
Effect of repurchase of Trust Preferred Securities                         --             --              --             1
                                                                   ----------    -----------     -----------    ----------
EARNINGS APPLICABLE TO COMMON STOCK                                $      473    $       564     $       957    $      836
                                                                   ==========    ===========     ===========    ==========

BASIC EARNINGS PER COMMON SHARE
     Income before extraordinary item and effect of changes
        in accounting principles                                   $     1.27    $      1.53     $      2.65    $     2.27
     Extraordinary loss, net                                               --             --            (.01)           --
     Cumulative effect of changes in accounting principles, net            --             --            (.06)           --
                                                                   ----------    -----------     -----------    ----------
Basic earnings per common share                                    $     1.27    $      1.53     $      2.58    $     2.27
                                                                   ==========    ===========     ===========    ==========
DILUTED EARNINGS PER COMMON SHARE
     Income before extraordinary item and effect of changes
        in accounting principles                                   $     1.26    $      1.53     $      2.64    $     2.27
     Extraordinary loss, net                                               --             --            (.01)           --
     Cumulative effect of changes in accounting principles, net            --             --            (.06)           --
                                                                   ----------    -----------     -----------    ----------
Diluted earnings per common share                                  $     1.26    $      1.53     $      2.57    $     2.27
                                                                   ==========    ===========     ===========    ==========
DIVIDENDS PER COMMON SHARE                                         $      .25    $       .25     $       .50    $      .50
                                                                   ==========    ===========     ===========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                              372.0          368.8           371.1         368.5
===============================================================    ==========    ===========     ===========    ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                              (Amounts in millions)

                                                                                                   2001          2000
=========================================================================================   ===========   ===========
CASH FLOW FROM OPERATING ACTIVITIES
     Income before extraordinary item and effect of changes in accounting principles        $       984   $       835
     Adjustments to reconcile income to net cash provided by
        operating activities:
         Depreciation, depletion and amortization of assets                                         482           419
         Deferred income tax provision                                                               66           244
         Other noncash charges to income                                                             47           168
         Gains on disposition of assets, net                                                        (13)         (495)
         Loss (income) from equity investments                                                       35           (85)
         Exploration expense                                                                         39            21
     Changes in operating assets and liabilities                                                   (254)         (108)
     Other operating, net                                                                           (77)          (77)
                                                                                            -----------   -----------
         Net cash provided by operating activities                                                1,309           922
                                                                                            -----------   -----------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                          (547)         (333)
     Sales of businesses and disposal of property, plant and equipment, net                          10           842
     Purchase of businesses, net                                                                    (38)       (3,701)
     Other investing, net                                                                           (75)           47
                                                                                            -----------   -----------
         Net cash used by investing activities                                                     (650)       (3,145)
                                                                                            -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term debt and non-recourse debt                                              42         2,432
     Net proceeds from commercial paper and revolving credit agreements                              --           265
     Repurchase of trust preferred securities                                                        (5)           (9)
     Purchases for natural gas delivery commitment                                                  (59)          (56)
     Payments on long-term debt, non-recourse debt and capital lease liabilities                   (459)         (380)
     Proceeds from issuance of common stock                                                           9            19
     (Payments) proceeds from notes payable                                                          (2)           20
     Cash dividends paid                                                                           (186)         (184)
     Stock options exercised                                                                         67            --
     Other financing, net                                                                            --            (1)
                                                                                            -----------   -----------
         Net cash (used) provided by financing activities                                          (593)        2,106
                                                                                            -----------   -----------
Increase (decrease) in cash and cash equivalents                                                     66          (117)
Cash and cash equivalents--beginning of period                                                       97           214
                                                                                            -----------   -----------
Cash and cash equivalents--end of period                                                    $       163   $        97
=========================================================================================   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2001

1.   General

     The accompanying unaudited consolidated condensed financial statements have been prepared by Occidental Petroleum Corporation (Occidental) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental's Annual Report on Form 10-K for the year ended December 31, 2000 (2000 Form 10-K).

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of June 30, 2001 and the consolidated results of operations for the three and six months then ended and the consolidated cash flows for the six months then ended. The results of operations and cash flows for the periods ended June 30, 2001 are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 2001 presentation.

     Reference is made to Note 1 to the consolidated financial statements in the 2000 Form 10-K for a summary of significant accounting policies.

2.   Extraordinary Items and Accounting Changes

     On March 5, 2001, Occidental retired $20.5 million of 7.8 percent pollution control revenue bonds due on December 1, 2005. As a result of this transaction, Occidental recognized an after-tax extraordinary loss of $3 million in the first quarter of 2001.

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting business combinations including the elimination of the pooling method of accounting. The standard applies to all business combinations initiated after June 30, 2001. Occidental has implemented the provisions of SFAS No. 141, which had no impact on the financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting and reporting requirements for acquired goodwill and intangible assets. The provisions of this statement must be applied starting with fiscal years beginning after December 15, 2001. Occidental must implement SFAS No. 142 by the first quarter of 2002 and has not yet made a determination of its impact on the financial statements.

     In the fourth quarter of 2000, Occidental adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which establishes accounting and reporting standards for the treatment of shipping and handling costs. Among its provisions, EITF Issue No. 00-10 requires that transportation costs that had been accounted for as deductions from revenues should now be recorded as an expense. The implementation of EITF Issue No. 00-10 had no effect on net income. All prior year balances have been adjusted to reflect this accounting change. Transportation costs in the amount of $67 million and $133 million have been removed as deductions from revenues and included in cost of sales for the three months and six months ended June 30, 2000, respectively.

     See Note 10 regarding accounting changes related to derivatives.


3.   Comprehensive Income

     The following table presents Occidental's comprehensive income items (in millions):

                                                                                                    Periods Ended June 30
                                                             ------------------------------------------------------------
                                                                             Three Months                      Six Months
                                                             ----------------------------    ----------------------------
                                                                     2001            2000            2001            2000
      ===================================================    ============    ============    ============    ============
      Net income                                             $        473    $        564    $        957    $        835
      Other comprehensive income items
           Foreign currency translation adjustments                    (4)              6             (12)             10
           Net derivative gain                                          9              --               9              --
           Cumulative effect of change in
              accounting principles                                    --              --             (27)             --
           Other                                                       --              (1)              2              (1)
                                                             ------------    ------------    ------------    ------------
      Other comprehensive income, net of tax                            5               5             (28)              9
                                                             ------------    ------------    ------------    ------------
      Comprehensive income                                   $        478    $        569    $        929    $        844
                                                             ============    ============    ============    ============

4.   Asset Acquisitions and Dispositions

     Reference is made to Note 3 to the consolidated financial statements in the 2000 Form 10-K for a description of asset acquisitions and dispositions.


5.   Supplemental Cash Flow Information

     Cash payments during the six months ended June 30, 2001 and 2000 included federal, foreign and state income taxes of approximately $362 million and $343 million, respectively. Interest paid (net of interest capitalized) totaled approximately $223 million and $241 million for the six months ended June 30, 2001 and 2000, respectively.


6.   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $121 million and $46 million at June 30, 2001, and December 31, 2000, respectively.

7.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

                     Balance at                      June 30, 2001         December 31, 2000
                     ========================     ===================    =====================
                     Raw materials                     $      61               $      68
                     Materials and supplies                  138                     125
                     Work in process                           2                       3
                     Finished goods                          271                     343
                                                       ---------               ---------
                                                             472                     539
                     LIFO adjustment                         (36)                    (54)
                                                       ---------               ---------
                     Total                             $     436               $     485
                                                       =========               =========

8.   Property, Plant and Equipment

     Reference is made to the consolidated balance sheets and Note 1 thereto in the 2000 Form 10-K for a description of investments in property, plant and equipment.


9.   Trust Preferred Securities

     Reference is made to Note 12 to the consolidated financial statements in the 2000 Form 10-K for a description of the Trust Preferred Securities. The Trust Preferred Securities balances reflected in the consolidated financial statements at June 30, 2001, and December 31, 2000, are net of issue costs and also reflect amortization of a portion of the issue costs, and the repurchase during 2001 and 2000 of 197,500 shares and 555,760 shares with liquidation values of $4.9 million and $13.9 million, respectively.


10.  Derivative Activities

     Effective January 1, 2001, Occidental implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities and require an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value, and classify them as either assets or liabilities on the condensed consolidated balance sheet. Changes in the derivative instruments' fair value must be recognized in earnings unless specific hedge accounting criteria are met. Occidental's initial adoption of SFAS No. 133 resulted in (i) a first quarter after-tax reduction in net income of $24 million recorded as a cumulative effect of a change in accounting principles and (ii) an after-tax reduction in other comprehensive income (OCI) of approximately $27 million.

     Occidental uses commodity futures contracts, options and swaps to hedge the impact of oil and natural gas price fluctuations and to engage in trading activities. Occidental also uses forward rate locks and interest rate swaps to hedge changes in interest rates. Gains and losses from derivatives that qualify for cash flow hedge accounting are deferred until recognized as an adjustment to earnings when the hedged transaction is finalized. For cash flow hedges, the portion of the change in the value of the derivative that is not offset by an equal change in the value of the underlying transaction is referred to as hedge ineffectiveness and is recorded in earnings. Gains or losses on derivatives that do not qualify for hedge accounting are recognized in earnings. At June 30, 2001, Occidental had no derivatives that qualified as fair value hedges.

     For the three and six months ended June 30, 2001, the results of operations included a net gain of $26 million and $40 million, respectively, related to derivative mark-to-market adjustments. During the three and six months ended June 30, 2001, a $2 million loss and a $8 million loss, respectively, were reclassified from OCI to income resulting from the expiration of cash flow hedges. During the three and six months ended June 30, 2001, net unrealized gains of $7 million and $1 million, respectively, were recorded to OCI relating to changes in current cash flow hedges. During the next twelve months, Occidental expects that $5 million of net derivative losses included in OCI, based on their valuation at June 30, 2001, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three and six months ended June 30, 2001.


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

     Reference is made to Note 9 to the consolidated financial statements in the 2000 Form 10-K for information concerning Occidental's long-term purchase obligations for certain products and services.


13.  Income Taxes

     The provision for taxes based on income for the 2001 and 2000 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pre-tax income.

     The provision for taxes for the six months ended June 30, 2001, includes an after-tax benefit of $45 million (pre-federal tax benefit of $70 million) related to a settlement of a state tax issue.

14.  Investments

     Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At June 30, 2001, Occidental's equity investments consisted primarily of a 29.5 percent interest in Equistar acquired in May 1998 and interests in various chemical partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                                                             Periods Ended June 30
                                                       -----------------------------------------------------------
                                                                      Three Months                      Six Months
                                                       ---------------------------     ---------------------------
                                                              2001            2000            2001            2000
                                                       ===========     ===========     ===========     ===========
            Revenues                                   $       614     $       674     $     1,276     $     1,363
            Costs and expenses                                 614             622           1,311           1,278
                                                       -----------     -----------     -----------     -----------
            Net income                                 $        --     $        52     $       (35)    $        85
                                                       ===========     ===========     ===========     ===========

15.  Industry Segments

     The following table presents Occidental's interim industry segment disclosures (in millions):

                                                    Oil and Gas              Chemical             Corporate                 Total
     ========================================     =============         =============         =============         =============
      Six months ended June 30, 2001
          Net sales                               $       6,576         $       1,744         $          --         $       8,320
                                                  =============         =============         =============         =============
          Pre-tax operating profit (loss)         $       1,996 (g)     $         (16)(c)     $        (349)(a)(d)  $       1,631
          Income taxes                                     (244)                   (5)                 (398)(b)(e)           (647)
          Extraordinary loss, net                            --                    --                    (3)                   (3)
          Cumulative effect of changes in
            accounting principles, net                       --                    --                   (24)                  (24)
                                                  -------------         -------------         -------------         -------------
          Net income (loss)                       $       1,752         $         (21)        $        (774)        $         957
     ========================================     =============         =============         =============         =============
      Six months ended June 30, 2000
          Net sales                               $       3,662         $       2,107         $          --         $       5,769
                                                  =============         =============         =============         =============
          Pre-tax operating profit                $       1,242         $         187 (h)     $         191 (a)(f)  $       1,620
          Income taxes                                     (291)                  (10)                 (484)(b)(i)           (785)
                                                  -------------         -------------         -------------         -------------
          Net income (loss)                       $         951         $         177         $        (293)        $         835
     ========================================     =============         =============         =============         =============

     (a) Includes unallocated net interest expense, administration expense and other items.
     (b)  Includes unallocated income taxes.
     (c) Includes a pre-tax charge of $26 million related to severance and plant shut-down costs.
     (d) Includes a pre-tax charge of $49 million related to environmental remediation costs and an insurance dividend of $6 million.
     (e) Includes an after-tax benefit of $45 million (pre-federal tax benefit of $70 million) related to a settlement of a state tax issue.
     (f) Includes an insurance dividend of $11 million and a pre-tax gain of approximately $493 million related to the sale of the CanOxy investment.
     (g) Includes an after-tax gain of $7 million related to the sale of additional interests in Gulf of Mexico assets.
     (h) Includes a pre-tax charge of $120 million related to the decision to exit several chemical intermediate businesses.
     (i) Includes income taxes of approximately $193 million related to the sale of the CanOxy investment.

16.  Subsequent Event

     On July 10, 2001, Occidental completed the sale of its interest in the Tangguh LNG project in Indonesia to Mitsubishi Corporation of Japan for a sale price of $480 million. On July 18, 2001, Occidental announced the sale of its residual interest in a Texas pipeline to Kinder Morgan Energy Partners, L.P. for $360 million. The sale is expected to close in the third quarter of 2001. These transactions will generate a net after-tax gain of approximately $125 million in the third quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Occidental Petroleum Corporation (Occidental) reported net income for the first six months of 2001 of $957 million, on net sales of $8.3 billion, compared with net income of $835 million, on net sales of $5.8 billion, for the same period of 2000. Occidental's net income for the second quarter of 2001 was $473 million, on net sales of $3.8 billion, compared with net income of $564 million, on net sales of $3.2 billion, for the same period of 2000. Basic earnings per common share were $2.58 for the first six months of 2001, compared with $2.27 per share for the same period of 2000. Basic earnings per common share were $1.27 for the second quarter of 2001, compared with earnings per share of $1.53 for the same period of 2000.

Earnings before special items were $976 million for the first six months of 2001, compared with earnings before special items of $607 million, for the same period of 2000. Earnings before special items were $466 million for the second quarter of 2001, compared with earnings before special items of $343 million, for the same period of 2000. See the Special Item table below for a description of special items. The increase in earnings before special items for the six months ended June 30, 2001, compared with the same period in 2000, reflected higher domestic gas prices and higher domestic crude oil production from acquisitions, partially offset by lower crude oil and chemical prices, lower international production primarily in Colombia, higher exploration expense, lower earnings from equity affiliates and higher energy costs. The increase in earnings before special items for the three months ended June 30, 2001, compared with the same period in 2000, reflected higher domestic gas prices, partially offset by lower worldwide crude oil and chemical prices, lower international production primarily in Colombia, lower earnings from equity affiliates and higher energy costs.

The increase in net sales for the three and six months ended June 30, 2001, compared with the same periods in 2000, primarily reflected higher natural gas prices and higher oil and gas trading revenues, partially offset by lower crude oil and chemical prices and lower international production primarily in Colombia. Additionally, for the six months ended June 30, 2001, domestic crude oil production was higher than the same period in 2000 as a result of acquisitions.

Interest, dividends and other income for the three and six months ended June 30, 2001 includes $28 million and $61 million, respectively, of interest income on notes receivable from Altura partners, compared to $30 million for both the three and six months ended June 30, 2000. Gains on disposition of assets for three and six months ended June 30, 2000 included a pre-tax gain of $493 million on the sale of the investment in CanOxy. The loss from equity investments for the three and six months ended June 30, 2001, compared with income from equity investments for the same periods in 2000, was primarily the result of a 2001 loss from operations in the Equistar and OxyMar equity investments. The increase in cost of sales for the three and six months ended June 30, 2001, compared with the same periods in 2000, primarily reflected the higher oil and gas trading activity and higher energy costs in the chemical segment. Selling, general and administrative and other operating (SG&A) expenses for the six months ended June 30, 2001 include severance charges for the chemical segment and additional oil and gas production taxes and other costs as a result of the acquisition of Altura. SG&A expenses for the three and six months ended June 30, 2000 included a pre-tax charge of $120 million to exit several chemical intermediate businesses. The provision for income taxes for the six months ended June 30, 2001 included a $45 million after-tax benefit ($70 million pre-federal tax benefit) for the settlement of a state tax issue.

Although energy prices remain near historically high levels, increasing the costs of electricity and impacting Occidental's chemical segment adversely, Occidental does not generally perceive that its business has been or will be impacted adversely by changing prices or inflation in other areas.

The following table sets forth the sales and earnings of each operating segment and corporate items (in millions):

                                                                                              Periods Ended June 30
                                                            -------------------------------------------------------
                                                                         Three Months                    Six Months
                                                            -------------------------     -------------------------
                                                                  2001           2000           2001           2000
=======================================================     ==========     ==========     ==========     ==========
SEGMENT NET SALES
     Oil and Gas                                            $    2,964     $    2,128     $    6,576     $    3,662
     Chemical                                                      881          1,067          1,744          2,107
                                                            ----------     ----------     ----------     ----------

NET SALES                                                   $    3,845     $    3,195     $    8,320     $    5,769
                                                            ==========     ==========     ==========     ==========
SEGMENT EARNINGS (LOSS)
     Oil and Gas                                            $      806     $      557     $    1,752     $      951
     Chemical                                                       58             34            (21)           177
                                                            ----------     ----------     ----------     ----------
                                                                   864            591          1,731          1,128
UNALLOCATED CORPORATE ITEMS
     Interest expense, net                                         (71)          (104)          (147)          (203)
     Income taxes                                                 (249)          (349)          (424)          (499)
     Trust preferred distributions and others                      (14)           (16)           (30)           (33)
     Other                                                         (57)           442           (146)           442
                                                            ----------     ----------     ----------     ----------
INCOME BEFORE EXTRAORDINARY ITEMS AND EFFECT OF CHANGES
IN ACCOUNTING PRINCIPLES                                           473            564            984            835
Extraordinary loss, net                                             --             --             (3)            --
Cumulative effect of changes in accounting
     principles, net                                                --             --            (24)            --
                                                            ----------     ----------     ----------     ----------

NET INCOME                                                  $      473     $      564     $      957     $      835
                                                            ==========     ==========     ==========     ==========

EARNINGS BEFORE SPECIAL ITEMS (A)                           $      466     $      343     $      976     $      607
=======================================================     ==========     ==========     ==========     ==========

(a) Earnings before special items reflect adjustments to net income to exclude the after-tax effect of certain infrequent transactions that may affect comparability between periods. These transactions are shown in the table below. Management believes the presentation of earnings before special items provides a meaningful comparison of earnings between periods to the readers of the consolidated financial statements. Earnings before special items is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.

The following table sets forth the special items for each operating segment and corporate:

                                                                                                    Periods Ended June 30
                                                                  -------------------------------------------------------
                                                                               Three Months                    Six Months
Benefit (Charge)                                                  -------------------------     -------------------------
(in millions)                                                           2001           2000           2001           2000
=============================================================     ==========     ==========     ==========     ==========
OIL AND GAS
    Sale of additional interests in Gulf of Mexico assets *       $        7     $       --     $        7     $       --
-------------------------------------------------------------     ----------     ----------     ----------     ----------

CHEMICAL
     Severance, plant shutdown and plant writedown costs          $       --     $       --     $      (26)    $       --
     Write-down of chemical intermediate businesses                       --           (120)            --           (120)
-------------------------------------------------------------     ----------     ----------     ----------     ----------

CORPORATE
    Settlement of state tax issue                                 $       --     $       --     $       70     $       --
    Environmental remediation                                             --             --            (49)            --
    Insurance dividend                                                    --             --              6             11
    Gain on sale of CanOxy investment                                     --            493             --            493
    Changes in accounting principles, net *                               --             --            (24)            --
    Extraordinary loss on debt redemption, net *                          --             --             (3)            --
=============================================================     ==========     ==========     ==========     ==========

* These amounts are shown after-tax.

OIL AND GAS SEGMENT

                                                                                    Periods Ended June 30
                                                     ----------------------------------------------------
                                                                 Three Months                  Six Months
                                                     ------------------------    ------------------------
Summary of Operating Statistics                            2001          2000          2001          2000
=================================================    ==========    ==========    ==========    ==========
NET PRODUCTION PER DAY:
     CRUDE OIL AND NATURAL GAS LIQUIDS (MBL)
       United States                                        209           192           208           131
       Latin America                                         14            62            23            57
       Eastern Hemisphere                                   118           130           121           124

     NATURAL GAS (MMCF)
       United States                                        607           680           619           652
       Eastern Hemisphere                                    49            51            50            51

BARRELS OF OIL EQUIVALENT - THOUSANDS (MBOE)                450           506           463           429
-------------------------------------------------    ----------    ----------    ----------    ----------

AVERAGE SALES PRICE:
     CRUDE OIL ($/BBL)
       United States                                      23.11         24.98         23.71         24.68
       Latin America                                      18.90         25.86         21.69         26.11
       Eastern Hemisphere                                 23.36         23.64         22.69         23.93

     NATURAL GAS ($/MCF)
       United States                                       8.55          2.81          9.30          2.63
       Eastern Hemisphere                                  2.41          1.69          2.30          1.71
=================================================    ==========    ==========    ==========    ==========

Oil and gas earnings for the first six months of 2001 were $1.752 billion, compared with $951 million for the same period of 2000. Oil and gas earnings for the second quarter of 2001 were $806 million, compared with $557 million for the same period of 2000. The oil and gas segment had earnings before special items of $1.745 billion for the six months ended June 30, 2001 and $799 million for the three months ended June 30, 2001. See Special Items table for a description of special items. The increase in earnings for the three and six months ended June 30, 2001, compared with the same periods in 2000, reflected higher domestic gas prices, partially offset by lower crude oil prices and lower international production primarily in Colombia. Additionally, for the six months ended June 30, 2001, domestic crude oil production and exploration expenses were higher than the same period in 2000.

The second quarter 2001 average domestic natural gas price realizations were approximately three times higher this year at $8.55 per thousand cubic feet compared to $2.81 per thousand cubic feet in the same quarter of 2000. The primary driver behind Occidental's higher gas prices was the premium of approximately $8.00 per million BTUs above the average NYMEX price received on California gas production. For the third quarter of 2001, Occidental expects a softening of California natural gas prices and a narrowing of the differential to about $2.50 per thousand cubic feet above the NYMEX price. Occidental produces about 300 million cubic feet per day in California and a differential of one dollar in price per thousand cubic feet equates to approximately $27 million in quarterly oil and gas earnings.

Oil price realizations declined during the second quarter from an average price of $24.69 per barrel in the second quarter of 2000 to $23.02 per barrel in the second quarter of 2001. A $1.00 per barrel change in oil prices will impact quarterly oil and gas earnings by $28 million.

During the second quarter of 2001, there was no oil production in Colombia due to an outage at the Cano Limon pipeline. Occidental expects to recover the reserves attributable to its contract in Colombia, which amount to less than 3 percent of its proved worldwide oil and gas reserves.

In July 2001, Occidental's Colombian subsidiary announced it encountered hydrocarbon shows from its Gibraltar-1 wildcat in the Siriri Block. The hydrocarbon shows appear to be primarily natural gas and condensate. Additional seismic surveys are being planned to evaluate the commercial potential of the hydrocarbon shows. The drilling rig currently on location will be demobilized after the well has been suspended to allow additional operations, such as testing to be conducted at a later date. The appraisal phase of the Gibraltar structure and further exploration of the Siriri Block will require the acquisition of both 2-D and 3-D seismic data and possibly the implementation of an appropriate testing program. The commercial potential of the Siriri Block will depend on the results of these exploration and appraisal activities.

The increase in net sales for the three and six months ended June 30, 2001, compared with the same periods in 2000, primarily reflected higher natural gas prices and higher oil and gas trading revenues, partially offset by lower crude oil prices and lower international production primarily in Colombia. Additionally, for the six months ended June 30, 2001, domestic crude oil production was higher than the same period in 2000 as a result of acquisitions. Approximately 54 percent and 44 percent of oil and gas net sales were attributable to oil and gas trading activities in the first six months of 2001 and 2000, respectively. The results of oil and gas trading activity were not significant.

CHEMICAL SEGMENT

                                                                 Three Months Ended            Six Months Ended
                                                                            June 30                     June 30
                                                           ------------------------    ------------------------
Summary of Operating Statistics                                  2001          2000          2001          2000
=======================================================    ==========    ==========    ==========    ==========
MAJOR PRODUCT VOLUMES
     Chlorine (M Tons)                                            786           751         1,491         1,604
     Caustic (M Tons)                                             750           842         1,419         1,645
     Ethylene Dichloride (M Tons)                                 154           242           376           546
     PVC Resins (MM Lbs.)                                         496           487           997           937

MAJOR PRODUCT PRICE INDEX (BASE 1987-1990 = 1.0)
     Chlorine                                                    0.76          1.67          0.82          1.49
     Caustic                                                     1.42          0.65          1.37          0.69
     Ethylene Dichloride                                         0.74          1.66          0.78          1.65
     PVC Resins                                                  0.77          1.03          0.75          0.99
=======================================================    ==========    ==========    ==========    ==========

Chemical results for the first six months of 2001 were a loss of $21 million, compared with earnings of $177 million for the same period of 2000. Chemical earnings for the second quarter of 2001 were $58 million, compared with $34 million for the same period of 2000. Chemical earnings before special items were $5 million for the first six months of 2001, compared with $297 million for the first six months of 2000. Chemical earnings before special items were $58 million for the second quarter of 2001, compared with $154 million for the second quarter of 2000. See Special Items table for a description of special items. The decrease in six months and second quarter 2001 earnings before special items was the result of lower sales prices for polyvinyl chloride resins
(PVC), ethylene dichloride (EDC) and chlorine, lower earnings from the equity investments in Equistar and Oxymar and higher energy costs, partially offset by higher prices for caustic soda. Credits in lieu of U.S. federal income taxes and asset writedowns offset each other.

The decrease in net sales for the three and six months ended June 30, 2001, compared with the same periods in 2000, primarily reflected lower sales prices for PVC, EDC and chlorine, lower chemical sales volumes and the disposition of the Durez businesses, partially offset by higher prices for caustic soda.

Although the inventory liquidations that occurred over the last several quarters appear to be over, the fundamental weakness in chemicals demand is continuing. Meaningful improvement in the results of the chemical business will depend largely on any improvements in general economic conditions.

CORPORATE AND OTHER

Segment earnings include credits/(charges) in lieu of U.S. federal income taxes. In the first six months of 2001 and 2000, segment earnings benefited by $20 million and $11 million, respectively, from credits allocated. This included a charge of $2 million at oil and gas and a credit of $22 million at chemicals in the first six months of 2001 and credits of $3 million and $8 million at oil and gas and chemical, respectively, for the first six months of 2000.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities from continuing operations was $1.3 billion for the first six months of 2001, compared with net cash provided of $922 million for the same period of 2000. The 2001 amount is primarily attributed to higher net income before special items.

Occidental's net cash used by investing activities was $650 million for the first six months of 2001, compared with net cash used of $3.1 billion for the same period of 2000. The 2000 amount primarily reflected the $3.6 billion cost of the Altura acquisition partially offset by pre-tax asset sale proceeds mainly from the sale of Occidental's 29.2 percent interest in CanOxy for approximately $800 million. Capital expenditures for the first six months of 2001 were $547 million, including $498 million in oil and gas and $45 million in chemical. Capital expenditures for the first six months of 2000 were $333 million, including $287 million in oil and gas and $44 million in chemical.

Financing activities used net cash of $593 million in the first six months of 2001, compared with cash provided of $2.1 billion for the same period of 2000. The 2001 amount primarily reflects debt payments from free cash flow and cash dividends paid of $186 million. The 2000 amount mainly reflects proceeds of $2.4 billion from non-recourse debt and cash dividends paid of $184 million.

On July 10, 2001, Occidental completed the sale of its interest in the Tangguh LNG project in Indonesia to Mitsubishi Corporation of Japan for a sale price of $480 million. On July 18, 2001, Occidental announced the sale of its residual interest in a Texas pipeline to Kinder Morgan Energy Partners, L.P. for $360 million. This sale is expected to close in the third quarter of 2001. These transactions will generate a net after-tax gain of approximately $125 million in the third quarter of 2001. The combined after-tax proceeds from these transactions will provide approximately $750 million, which will be used for debt reduction purposes.

Occidental expects to generate sufficient cash from operations in 2001 to fund its operating needs, capital expenditure requirements, dividend payments and required debt repayments. Occidental also expects to have sufficient cash for such requirements in 2002. Occidental currently expects to spend approximately $1.3 billion on its 2001 capital spending program with about $100 million for chemicals. Available but unused lines of committed bank credit totaled approximately $2.1 billion at June 30, 2001, compared with $2.1 billion at December 31, 2000. During the first six months of 2001, Occidental reduced total debt by $478 million including payments for gas presale delivery commitments. Occidental expects to continue to use free cash flow to pay down debt for the remainder of 2001 and for fiscal year 2002.

DERIVATIVE ACTIVITIES

Effective January 1, 2001, Occidental implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities and require an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value, and classify them as either assets or liabilities on the condensed consolidated balance sheet. Changes in the derivative instruments' fair value must be recognized in earnings unless specific hedge accounting criteria are met. Occidental's initial adoption of SFAS No. 133 resulted in (i) a first quarter after-tax reduction in net income of $24 million recorded as a cumulative effect of a change in accounting principles and (ii) an after-tax reduction in other comprehensive income (OCI) of approximately $27 million.

Occidental uses commodity futures contracts, options and swaps to hedge the impact of oil and natural gas price fluctuations and to engage in trading activities. Occidental also uses forward rate locks and interest rate swaps to hedge changes in interest rates. Gains and losses from derivatives that qualify for cash flow hedge accounting are deferred until recognized as an adjustment to earnings when the hedged transaction is finalized. For cash flow hedges, the portion of the change in the value of the derivative that is not offset by an equal change in the value of the underlying transaction is referred to as hedge ineffectiveness and is recorded in earnings. Gains or losses on derivatives that do not qualify for hedge accounting are recognized in earnings. At June 30, 2001, Occidental had no derivatives that qualified as fair value hedges.

For the three and six months ended June 30, 2001, the results of operations included a net gain of $26 million and $40 million, respectively, related to derivative mark-to-market adjustments. During the three and six months ended June 30, 2001, a $2 million loss and a $8 million loss, respectively, were reclassified from OCI to income resulting from the expiration of cash flow hedges. During the three and six months ended June 30, 2001, net unrealized gains of $7 million and $1 million, respectively, were recorded to OCI relating to changes in current cash flow hedges. During the next twelve months, Occidental expects that $5 million of net derivative losses included in OCI, based on their valuation at June 30, 2001, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three and six months ended June 30, 2001.

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

As of June 30, 2001, Occidental had been notified by the EPA or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 125 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 125 sites include 34 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability. Of the remaining 91 sites, Occidental has denied involvement at 9 sites and has yet to determine involvement in 20 sites. With respect to the remaining 62 of these sites, Occidental is in various stages of evaluation, and the extent of liability retained by Maxus Energy Corporation is disputed at 2 of these sites. For 54 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 54 sites include 11 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is insignificant. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 8 of the 62 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting business combinations including the elimination of the pooling method of accounting. The standard applies to all business combinations initiated after June 30, 2001. Occidental has implemented the provisions of SFAS No. 141, which had no impact on the financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting and reporting requirements for acquired goodwill and intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Occidental must implement SFAS No. 142 by the first quarter of 2002 and has not yet made a determination of its impact on the financial statements.

In the fourth quarter of 2000, Occidental adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which establishes accounting and reporting standards for the treatment of shipping and handling costs. Among its provisions, EITF Issue No. 00-10 requires that transportation costs that had been accounted for as deductions from revenues should now be recorded as an expense. The implementation of EITF Issue No. 00-10 had no effect on net income. All prior year balances have been adjusted to reflect this accounting change. Transportation costs in the amount of $67 million and $133 million have been removed as deductions from revenues and included in cost of sales for the three months and six months ended June 30, 2000, respectively.

See "Derivative Activities" for accounting change related to derivatives.

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND FORWARD-LOOKING INFORMATION

Portions of this report contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; competitive pricing pressures; higher than expected costs including feedstocks; crude oil and natural gas prices; chemical prices; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental's production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental's products; any general economic recession domestically or internationally; regulatory uncertainties; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency improvement, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "believes" or "expect", that convey the uncertainty of future events or outcomes. Occidental undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended June 30, 2001, there were no material changes in the information required to be provided under Item 305 of Regulation S-X included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) - Derivative Activities" in Occidental's 2000 Annual Report on Form 10-K.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 2001 and 2000

                 12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2001 and 2000 and the five years ended December 31, 2000



         (b)     Reports on Form 8-K

                 During the quarter ended June 30, 2001, Occidental filed the following Current Reports on Form 8-K:

                 1. Current Report on Form 8-K dated April 18, 2001 (date of earliest event reported), filed on April 18, 2001, for the purpose of reporting, under Item 5, Occidental's results of operations for the first quarter ended March 31, 2001, and under Item 9, text and supplemental financial schedules from Occidental's first quarter 2001 conference call.

                 2. Current Report on Form 8-K dated April 20, 2001 (date of earliest event reported), filed on April 20, 2001, for the purpose of reporting, under Item 9, text and schedules from speech made by Dr. Ray R. Irani, Chairman and Chief Executive Officer, at Occidental's 2001 Annual Meeting of Stockholders.

                 From June 30, 2001 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

                 1. Current Report on Form 8-K dated July 11, 2001 (date of earliest event reported), filed on July 11, 2001, for the purpose of reporting under Item 5, the sale of Occidental's interest in Tangguh LNG project.

                 2. Current Report on Form 8-K dated July 19, 2001 (date of earliest event reported), filed on July 19, 2001, for the purpose of reporting, under Item 5, Occidental's results of operations for the second quarter ended June 30, 2001, and under Item 9, text and supplemental financial schedules from Occidental's second quarter 2001 conference call.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OCCIDENTAL PETROLEUM CORPORATION







DATE: August 9, 2001                    /s/ S. P. DOMINICK, JR.
                                        ----------------------------------------
                                        S. P. Dominick, Jr., Vice President and
                                        Controller (Chief Accounting and Duly
                                        Authorized Officer)

                                  EXHIBIT INDEX

EXHIBITS
--------

     11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 2001 and 2000

     12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2001 and 2000 and the five years ended December 31, 2000