Form 10-Q
period 2001-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2001-11-14
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                               Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                 Outstanding at September 30, 2001
     ---------------------------          ---------------------------------
     Common stock $.20 par value                  373,591,925 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                    CONTENTS

                                                                                        PAGE
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets--
                         September 30, 2001 and December 31, 2000                         2

                    Consolidated Condensed Statements of Operations--
                         Three and nine months ended September 30, 2001 and 2000          4

                    Consolidated Condensed Statements of Cash Flows--
                         Nine months ended September 30, 2001 and 2000                    5

                    Notes to Consolidated Condensed Financial Statements                  6

          Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                             12

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk           19



PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                                    20

          Item 6.   Exhibits and Reports on Form 8-K                                     20

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                              (Amounts in millions)

                                                                                             2001            2000
=================================================================================    ============   =============
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                         $        569   $          97

   Receivables, net                                                                         1,017           1,326

   Inventories                                                                                445             485

   Prepaid expenses and other                                                                 168             159
                                                                                     ------------   -------------

       Total current assets                                                                 2,199           2,067


LONG-TERM RECEIVABLES, net                                                                  2,186           2,119


EQUITY INVESTMENTS                                                                          1,343           1,327


PROPERTY, PLANT AND EQUIPMENT, at cost, net of
   accumulated depreciation, depletion and amortization of $5,724
   at September 30, 2001 and $6,041 at December 31, 2000                                   12,708          13,471


OTHER ASSETS                                                                                  327             430

                                                                                     ------------   -------------
                                                                                     $     18,763   $      19,414
=================================================================================    ============   =============

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                              (Amounts in millions)

                                                                                             2001            2000
=================================================================================    ============   =============
LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt and capital lease liabilities                $        252   $         258
   Notes payable                                                                                2               2
   Accounts payable                                                                           814           1,091
   Accrued liabilities                                                                      1,256           1,311
   Domestic and foreign income taxes                                                          194              78
                                                                                     ------------   -------------

       Total current liabilities                                                            2,518           2,740
                                                                                     ------------   -------------

LONG-TERM DEBT, net of current maturities and unamortized discount                          3,255           3,285
                                                                                     ------------   -------------

NON-RECOURSE DEBT                                                                             700           1,900
                                                                                     ------------   -------------

DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred and other domestic and foreign income taxes                                     1,220           1,280
   Obligation under natural gas delivery commitment                                           180             282
   Other                                                                                    2,332           2,415
                                                                                     ------------   -------------

                                                                                            3,732           3,977
                                                                                     ------------   -------------

MINORITY INTEREST                                                                           2,228           2,265
                                                                                     ------------   -------------

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
   TRUST PREFERRED SECURITIES OF A SUBSIDIARY
   TRUST HOLDING SOLELY SUBORDINATED NOTES OF
   OCCIDENTAL                                                                                467              473
                                                                                     ------------   -------------

STOCKHOLDERS' EQUITY
   Common stock, at par value                                                                  75              74
   Additional paid-in capital                                                               3,843           3,743
   Retained earnings                                                                        2,035           1,007
   Accumulated other comprehensive income                                                     (90)            (50)
                                                                                     ------------   -------------

                                                                                            5,863           4,774
                                                                                     ------------   -------------

                                                                                     $     18,763   $      19,414
=================================================================================    ============   =============

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                 (Amounts in millions, except per-share amounts)

                                                                          Three Months Ended             Nine Months Ended
                                                                                September 30                  September 30
                                                                   -------------------------     -------------------------
                                                                         2001           2000            2001          2000
===============================================================    ==========    ===========     ===========    ==========
REVENUES
   Net sales                                                            3,285          3,863          11,605         9,632
   Interest, dividends and other income                                    61             68             195           168
   Gains (losses) on disposition of assets, net                            (5)           127               8           622
   Income (loss) on equity investments                                    (28)            22             (63)          107
                                                                   ----------    -----------     -----------    ----------
                                                                        3,313          4,080          11,745        10,529
                                                                   ----------    -----------     -----------    ----------
COSTS AND OTHER DEDUCTIONS
   Cost of sales                                                        2,417          2,827           8,456         6,857
   Selling, general and administrative and other
      operating expenses                                                  159            262             535           707
   Exploration expense                                                     91             44             130            65
   Environmental remediation                                               --             --              49            --
   Minority interest                                                       41             55             117           141
   Interest and debt expense, net                                          91            140             313           387
                                                                   ----------    -----------     -----------    ----------
                                                                        2,799          3,328           9,600         8,157
                                                                   ----------    -----------     -----------    ----------
Income before taxes                                                       514            752           2,145         2,372
Provision for domestic and foreign income and
   other taxes                                                             70            351             717         1,136
                                                                   ----------    -----------     -----------    ----------
Income before extraordinary items and effect of changes
     in accounting principles                                             444            401           1,428         1,236
Extraordinary gain (loss), net                                             --              1              (3)            1
Cumulative effect of changes in accounting principles, net                 --             --             (24)           --
                                                                   ----------    -----------     -----------    ----------
NET INCOME                                                                444            402           1,401         1,237
Effect of repurchase of Trust Preferred Securities                         --             --              --             1
                                                                   ----------    -----------     -----------    ----------
EARNINGS APPLICABLE TO COMMON STOCK                                $      444    $       402     $     1,401    $    1,238
                                                                   ==========    ===========     ===========    ==========
BASIC EARNINGS PER COMMON SHARE
   Income before extraordinary items and effect of changes in
      accounting principles                                        $     1.19    $      1.09     $      3.84    $     3.36
   Extraordinary loss, net                                                 --             --            (.01)           --
   Cumulative effect of changes in accounting principles, net              --             --            (.06)           --
                                                                   ----------    -----------     -----------    ----------
Basic earnings per common share                                    $     1.19    $      1.09     $      3.77    $     3.36
                                                                   ==========    ===========     ===========    ==========
DILUTED EARNINGS PER COMMON SHARE
   Income before extraordinary items and effect of changes in
      accounting principles                                        $     1.18    $      1.09     $      3.82    $     3.36
   Extraordinary loss, net                                                 --             --            (.01)           --
   Cumulative effect of changes in accounting principles, net              --             --            (.06)           --
                                                                   ----------    -----------     -----------    ----------
Diluted earnings per common share                                  $     1.18    $      1.09     $      3.75    $     3.36
                                                                   ==========    ===========     ===========    ==========
DIVIDENDS PER COMMON SHARE                                         $      .25    $       .25     $       .75    $      .75
                                                                   ==========    ===========     ===========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                              373.5          369.2           371.9         368.7
===============================================================    ==========    ===========     ===========    ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                              (Amounts in millions)

                                                                                                   2001          2000
=========================================================================================   ===========   ===========
CASH FLOW FROM OPERATING ACTIVITIES
     Income before extraordinary items and effect of changes in accounting principles       $     1,428   $     1,236
     Adjustments to reconcile income to net cash provided by
        operating activities:
         Depreciation, depletion and amortization of assets                                         726           687
         Deferred income tax provision                                                              (97)          371
         Other noncash charges to income                                                             58           217
         Gains on disposition of assets, net                                                         (8)         (622)
         Loss (Income) on equity investments                                                         63          (107)
         Exploration expense                                                                        130            65
     Changes in operating assets and liabilities                                                     78           (36)
     Other operating, net                                                                          (114)         (113)
                                                                                            -----------   -----------
       Net cash provided by operating activities                                                  2,264         1,698
                                                                                            -----------   -----------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                          (965)         (608)
     Sale of businesses and disposal of property, plant and equipment, net                          847         1,238
     Purchases of businesses, net                                                                   (38)       (3,702)
     Other investing, net                                                                           (83)           68
                                                                                            -----------   -----------
         Net cash used by investing activities                                                     (239)       (3,004)
                                                                                            -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term debt and non-recourse debt                                              42         2,447
     Repurchase of trust preferred securities                                                        (7)          (12)
     Purchases for natural gas delivery commitment                                                  (90)          (85)
     Payments on long-term debt and non-recourse debt and capital lease liabilities              (1,303)         (731)
     Proceeds from issuance of common stock                                                          12            28
     Payments of notes payable                                                                       --           (10)
     Cash dividends paid                                                                           (278)         (276)
     Stock options exercised                                                                         70            --
     Other financing, net                                                                             1            (1)
                                                                                            -----------   -----------
         Net cash (used) provided by financing activities                                        (1,553)        1,360
                                                                                            -----------   -----------
Increase in cash and cash equivalents                                                               472            54
Cash and cash equivalents--beginning of period                                                       97           214
                                                                                            -----------   -----------
Cash and cash equivalents--end of period                                                    $       569   $       268
=========================================================================================   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 2001

1.   General

     The accompanying unaudited consolidated condensed financial statements have been prepared by Occidental Petroleum Corporation (Occidental) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The consolidated condensed financial statements should be read together with the consolidated financial statements and accompanying notes in Occidental's Annual Report on Form 10-K for the year ended December 31, 2000 (2000 Form 10-K).

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of September 30, 2001, and the consolidated results of operations for the three and nine months then ended and the consolidated cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 30, 2001 are not necessarily indicative of the results of operations or cash flows expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 2001 presentation.

     Refer to Note 1 to the consolidated financial statements in the 2000 Form 10-K for a summary of significant accounting policies.

2.   Extraordinary Items and Accounting Changes

     On March 5, 2001, Occidental retired $20.5 million of 7.8 percent pollution control revenue bonds due on December 1, 2005. As a result of this transaction, Occidental recognized an after-tax extraordinary loss of $3 million in the first quarter of 2001.

     During the third quarter of 2000, Occidental repurchased some of its outstanding public debt securities in open market transactions, with principal balances totaling $127 million, at current market prices. Occidental recorded an after-tax extraordinary gain of $1 million from these purchases.

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Occidental must implement SFAS No. 144 in the first quarter of 2002. Certain transitional provisions of the statement can be implemented as late as the fourth quarter of 2002, provided that the transitional effect, if any, is recorded retroactive to the first quarter of 2002. Occidental has not yet determined its impact on the financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. Occidental must implement SFAS No. 143 in the first quarter of 2003 and has not yet determined its impact on the financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting and reporting requirements for acquired goodwill and intangible assets. The provisions of this statement must be applied starting with fiscal years beginning after December 15, 2001. At September 30, 2001 the balance sheet included approximately $110.0 million of goodwill and intangible assets with quarterly amortization expense of approximately $1.5 million recorded in the income statement. Occidental must implement SFAS No. 142 by the first quarter of 2002 and has not yet determined its impact on the financial statements.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 establishes new standards for accounting and reporting business combinations including eliminating the pooling method of accounting. The standard applies to all business combinations initiated after June 30, 2001. Occidental has implemented the provisions of SFAS No. 141, which had no impact on the financial statements.

     In the fourth quarter of 2000, Occidental adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which establishes accounting and reporting standards for the treatment of shipping and handling costs. Among its provisions, EITF Issue No. 00-10 requires that transportation costs that had been accounted for as deductions from revenues should now be recorded as an expense. The implementation of EITF Issue No. 00-10 had no effect on net income. All prior year balances have been adjusted to reflect this accounting change. Transportation costs in the amount of $58 million and $191 million have been removed as deductions from revenues and included in costs of sales for the three months and nine months ended September 30, 2000, respectively.

     Refer to Note 10 for a description of accounting changes related to derivatives.

3.   Comprehensive Income

     The following table presents Occidental's comprehensive income items (in millions):

                                                                                               Periods Ended September 30
                                                             ------------------------------------------------------------
                                                                             Three Months                     Nine Months
                                                             ----------------------------    ----------------------------
                                                                     2001            2000            2001            2000
      ===================================================    ============    ============    ============    ============
      Net income                                             $        444    $        402    $      1,401    $      1,237

      Other comprehensive income items
          Foreign currency translation adjustments                     (9)             (3)            (21)              7
          Cumulative effect of change in
            accounting principles                                      --              --             (27)             --
          Derivative activity                                          (3)             --               6              --
          Other                                                        --              --               2              (1)
                                                             ------------    ------------    ------------    ------------
      Other comprehensive (loss) income, net of tax                   (12)             (3)            (40)              6
                                                             ------------    ------------    ------------    ------------
      Comprehensive income                                   $        432    $        399    $      1,361    $      1,243
                                                             ============    ============    ============    ============

4.   Asset Acquisitions and Dispositions

     Refer to Note 3 to the consolidated financial statements in the 2000 Form 10-K for a description of asset acquisitions and dispositions.

     On August 31, 2001, Occidental sold the entity that owns pipelines in Texas that are leased to a former subsidiary. The entity was sold to Kinder Morgan Energy Partners, L.P. Occidental recorded an after-tax loss of approximately $272 million in connection with this transaction.

     On July 10, 2001, Occidental completed the sale of its interest in the Tangguh LNG project in Indonesia to Mitsubishi Corporation of Japan. Occidental recorded an after-tax gain of approximately $399 million for this transaction.

5.   Supplemental Cash Flow Information

     Cash payments during the nine months ended September 30, 2001 and 2000 included federal, foreign and state income taxes of approximately $382 million and $530 million, respectively. Interest paid (net of interest capitalized) totaled approximately $312 million and $385 million for the nine months ended September 30, 2001, and 2000, respectively.

6.   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $524 million and $46 million at September 30, 2001 and December 31, 2000, respectively.

7.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

                     Balance at                   September 30, 2001      December 31, 2000
                     ========================     ==================    =====================
                     Raw materials                     $     59                $     68
                     Materials and supplies                 131                     125
                     Work in process                          2                       3
                     Finished goods                         288                     343
                                                       --------                --------
                                                            480                     539
                     LIFO adjustment                        (35)                    (54)
                                                       --------                --------
                     Total                             $    445                $    485
                                                       ========                ========

8.   Property, Plant and Equipment

     Refer to the consolidated balance sheets and Note 1 in the 2000 Form 10-K for a description of investments in property, plant and equipment.

     Refer to Note 4 for a description of the sale of the entity that owns pipelines in Texas that are leased to a former subsidiary.

9.   Trust Preferred Securities

     Refer to Note 12 to the consolidated financial statements in the 2000 Form 10-K for a description of the Trust Preferred Securities. The balance reflected in the accompanying consolidated condensed financial statements at September 30, 2001, and December 31, 2000, is net of unamortized issue costs and also reflects the repurchase during 2001 and 2000 of 270,200 shares and 555,760 shares with liquidation values of $6.8 million and $13.9 million, respectively.

10.  Derivative Activities

     Effective January 1, 2001, Occidental implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for

     Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities and require an entity to recognize all derivatives in the statement of financial position, measure those instruments at fair value, and classify them as either assets or liabilities on the condensed consolidated balance sheet. Changes in the derivative instruments' fair value must be recognized in earnings unless specific hedge accounting criteria are met. Occidental's initial adoption of SFAS No. 133 resulted in
     (i) a first quarter after-tax reduction in net income of $24 million recorded as a cumulative effect of a change in accounting principles and
     (ii) an after-tax reduction in other comprehensive income (OCI) of approximately $27 million.

     Occidental uses commodity futures contracts, options and swaps to hedge the impact of oil and natural gas price fluctuations and to engage in trading activities. Occidental also uses forward rate locks and interest rate swaps to manage its interest-rate exposure. Gains and losses from derivatives that qualify for cash flow hedge accounting are deferred until recognized as an adjustment to earnings when the hedged transaction is finalized. For cash flow hedges, the portion of the change in the value of the derivative that is not offset by an equal change in the value of the underlying transaction is referred to as hedge ineffectiveness and is recorded in earnings. Gains and losses from derivatives that qualify for fair-value hedge accounting will be recognized in earnings as partial offsets to the changes in fair value recorded on the related hedged asset or liability. Gains or losses on derivatives that do not qualify for hedge accounting are recognized in earnings.

     For the three and nine months ended September 30, 2001, the results of operations included a net gain of $1 million and $41 million, respectively, related to derivative mark-to-market adjustments. Net interest expense was reduced by $0.8 million for the three and nine months ended September 30, 2001 to reflect net gains from fair-value hedges. During the three and nine months ended September 30, 2001, a $4 million loss and a $4 million gain, respectively, were reclassified from OCI to income resulting from the expiration of cash flow hedges. During the three and nine months ended September 30, 2001, net unrealized gains of $1 million and $2 million, respectively, were recorded to OCI relating to changes in current cash flow hedges. During the next twelve months, Occidental expects that $1 million of net derivative gains included in OCI, based on their valuation at September 30, 2001, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three and nine months ended September 30, 2001.

11.  Retirement Plans and Postretirement Benefits

     Refer to Note 14 to the consolidated financial statements in the 2000 Form 10-K for a description of the retirement plans and postretirement benefits of Occidental and its subsidiaries.

12.  Lawsuits, Claims, Commitments, Contingencies and Related Matters

     Occidental and certain of its subsidiaries have been named as defendants or as potentially responsible parties in a substantial number of lawsuits, claims and proceedings, including governmental proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and corresponding state acts. These governmental proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties aggregating substantial amounts. Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs that can be reasonably estimated.

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

     Refer to Note 9 to the consolidated financial statements in the 2000 Form 10-K for information concerning Occidental's long-term purchase obligations for certain products and services.

13.  Income Taxes

     The provision for taxes based on income for the 2001 and 2000 interim periods was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income.

     The provision for income taxes for the three months and nine months ended September 30, 2001 reflected the tax effects of the loss on the sale of the entity that owns pipelines in Texas that are leased to a former subsidiary and the gain recognized on the sale of the Tangguh LNG interest net of the effects of foreign tax credits. The provision for taxes for the nine months ended September 30, 2001, included an after-tax benefit of $45 million (pre-federal tax benefit of $70 million) related to a settlement of a state tax issue. The provision for income taxes for the nine months ended September 30, 2000 reflected the tax effect of the gain on the sale of the investment in Canadian Occidental Petroleum (CanOxy).

14.  Investments

     Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At September 30, 2001, Occidental's equity investments consisted primarily of a 29.5 percent interest in Equistar acquired in May 1998, and interests in various chemical partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                                                        Periods Ended September 30
                                                       -----------------------------------------------------------
                                                                      Three Months                     Nine Months
                                                       ---------------------------     ---------------------------
                                                              2001            2000            2001            2000
                                                       ===========     ===========     ===========     ===========
            Revenues                                   $       512     $       668     $     1,790     $     2,031
            Costs and expenses                                 540             646           1,853           1,924
                                                       -----------     -----------     -----------     -----------
            Net income                                 $       (28)    $        22     $       (63)    $       107
                                                       ===========     ===========     ===========     ===========

15.  Industry Segments

     The following table presents Occidental's interim industry segment disclosures (in millions):

                                                    Oil and Gas              Chemical             Corporate                 Total
     ========================================     =============         =============         =============         =============
      Nine months ended September 30, 2001
         Net sales                                $       9,097         $       2,508         $          --         $      11,605
                                                  =============         =============         =============         =============
         Pretax operating profit (loss)           $       3,069         $          (5)(d)     $        (919)(a)(e)  $       2,145
         Income taxes                                      (390)                   24                  (351)(b)(f)           (717)
         Extraordinary (loss), net                           --                    --                    (3)                   (3)
         Cumulative effect, net                              --                    --                   (24)                  (24)
                                                  -------------         -------------         -------------         -------------
         Net income (loss)                        $       2,679 (c)     $          19         $      (1,297)(g)     $       1,401
     ========================================     =============         =============         =============         =============
      Nine months ended September 30, 2000
         Net sales                                $       6,634         $       2,998         $          --         $       9,632
                                                  =============         =============         =============         =============
         Pretax operating profit                  $       2,118         $         236 (i)     $          18 (a)(j)  $       2,372
         Income taxes                                      (471)                  (12)                 (653)(b)(k)         (1,136)
         Extraordinary gain, net                             --                    --                     1                     1
                                                  -------------         -------------         -------------         -------------
         Net income (loss)                        $       1,647 (h)     $         224         $        (634)        $       1,237
     ========================================     =============         =============         =============         =============

     (a) Includes unallocated net interest expense, administration expense and other items.
     (b)  Includes unallocated income taxes.
     (c) Includes an after-tax gain of $399 million related to the sale of an interest in the Tangguh LNG project and an after-tax gain of $7 million related to the sale of additional interests in Gulf of Mexico assets.
     (d) Includes a pre-tax charge of $26 million related to severance and plant shut-down costs.
     (e) Includes a pre-tax charge of $49 million related to environmental remediation costs and a pre-tax insurance dividend of $6 million.
     (f) Includes an after-tax benefit of $45 million (pre-federal tax benefit of $70 million) related to a settlement of a state tax issue.
     (g) Includes an after-tax loss of $272 million on the sale of the entity that owns pipelines in Texas that are leased to a former subsidiary.
     (h) Includes an after-tax gain of $39 million related to the partial sale of Occidental's Gulf of Mexico assets, an after-tax gain on receipt of a contingency payment of $41 million related to the sale of its interest in the Netherlands, and a pre-tax charge of approximately $74 million for the write-down of various oil and gas assets, real estate and investments.
     (i) Includes pre-tax charge of $120 million related to the decision to exit several chemical intermediate businesses.
     (j) Includes pre-tax gain of approximately $493 million related to the sale of the CanOxy investment.
     (k) Includes income taxes of approximately $193 million related to the sale of the CanOxy investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Occidental Petroleum Corporation (Occidental) reported net income for the first nine months of 2001 of $1.4 billion, on net sales of $11.6 billion, compared with net income of $1.2 billion, on net sales of $9.6 billion, for the same period of 2000. Occidental's net income for the third quarter of 2001 was $444 million, on net sales of $3.3 billion, compared with net income of $402 million, on net sales of $3.9 billion, for the same period of 2000. Basic earnings per common share were $3.77 for the first nine months of 2001, compared with earnings per share of $3.36 for the same period of 2000. Basic earnings per common share were $1.19 for the third quarter of 2001, compared with earnings per share of $1.09 for the same period of 2000.

Earnings before special items were $317 million and $1.3 billion for the three and nine months ended September 30, 2001, respectively, compared with earnings of $370 million and $977 million for the same periods in 2000, respectively. See the Special Items table below for a description of special items. The decrease in earnings before special items for the three months ended September 30, 2001, compared with the same period in 2000, reflected lower worldwide crude oil and chemical prices, higher exploration expense and a loss from equity affiliates compared with income in the prior period, partially offset by higher natural gas prices and lower energy, feedstock and overhead costs. The increase in earnings before special items for the nine months ended September 30, 2001, compared with the same period in 2000, reflected higher natural gas prices and lower feedstock costs, partially offset by lower worldwide crude oil and chemical prices, higher exploration expense and a loss from equity affiliates compared with income in the prior period.

The decrease in net sales for the three months ended September 30, 2001, compared with the same period in 2000, primarily reflected lower worldwide crude oil and chemical prices and lower oil and gas trading revenue mainly due to lower oil and gas prices partially offset by higher gas volumes. The increase in net sales for the nine months ended September 30, 2001, compared with the same period in 2000, primarily reflected higher natural gas prices and higher oil and gas trading revenue mainly due to higher oil and gas volumes and higher gas prices, partially offset by lower worldwide crude oil and chemical prices. Interest, dividends and other income for the three and nine months ended September 30, 2001 included interest income on notes receivable from Altura partners of $24 million and $85 million, respectively, compared to $38 million and $68 million, respectively, for the same periods in 2000. Gains on disposition of assets for the three months and nine months ended September 30, 2001, included the pre-tax gain on the sale of the interest in the Tangguh LNG project and the pre-tax loss on the sale of an interest in the subsidiary that leased a pipeline to Occidental's former MidCon subsidiary. Gains on disposition of assets for the three months and nine months ended September 30, 2000 included pre-tax gains from the partial sale of Occidental's interest in the Continental Shelf of the Gulf of Mexico and the receipt of a contingency payment on the sale of its interest in the Netherlands. Gains on disposition of assets for the nine months ended September 30, 2000 included a pre-tax gain of $493 million on the sale of its investment in Canadian Occidental Petroleum (CanOxy). The loss from equity investments for the three and nine months ended September 30, 2001, compared with income from equity investments for the same periods in 2000, primarily resulted from the Equistar investment's operating loss in 2001.

The decrease in cost of sales for the three months ended September 30, 2001, compared to the same period in 2000, primarily reflected lower oil and gas trading activities during the quarter as discussed above. The increase in cost of sales for the nine months ended September 30, 2001, compared with the same period in 2000, primarily reflected higher oil and gas trading activities during the nine-month period as discussed above. Selling, general and administrative and other operating expenses for the nine months ended September 30, 2000, included a pre-tax charge of $120 million to exit several chemical intermediate businesses. Exploration expense for the three and nine months ended September 30, 2001, included a $66 million write-off of the Gibraltar well in Colombia. The provision for income taxes decreased for the three and nine months ended September 30, 2001, compared with the same periods in 2000. The tax provision included in the three months and nine months ended September 30, 2001 reflected the tax effects of the loss on the sale of the entity that owns pipelines in Texas that are leased to a former subsidiary and the gain recognized on the sale of the Tangguh LNG interest net of foreign tax credits. The provision for income taxes for the nine months ended September 30, 2001 also included a $45 million after-tax benefit ($70 million pre-federal tax benefit) for the settlement of a state tax issue. The provision for income taxes for the nine months ended September 30, 2000 reflected the tax effect of the gain on the sale of the investment in CanOxy.

The following table sets forth the sales and earnings of each operating segment and corporate items (in millions):

                                                                                      Periods Ended September 30
                                                            -------------------------------------------------------
                                                                         Three Months                   Nine Months
                                                            -------------------------     -------------------------
                                                                  2001           2000           2001           2000
=======================================================     ==========     ==========     ==========     ==========
SEGMENT NET SALES
     Oil and Gas                                            $    2,521     $    2,972     $    9,097     $    6,634
     Chemical                                                      764            891          2,508          2,998
                                                            ----------     ----------     ----------     ----------

NET SALES                                                   $    3,285     $    3,863     $   11,605     $    9,632
                                                            ==========     ==========     ==========     ==========
SEGMENT EARNINGS
     Oil and Gas                                            $      927     $      696     $    2,679     $    1,647
     Chemical                                                       40             47             19            224
                                                            ----------     ----------     ----------     ----------
                                                                   967            743          2,698          1,871
UNALLOCATED CORPORATE ITEMS
     Interest expense, net                                         (60)           (97)          (207)          (300)
     Income taxes                                                 (129)          (169)          (553)          (668)
     Trust preferred distributions & other                         (13)           (17)           (43)           (50)
     Other                                                        (321)           (59)          (467)           383
                                                            ----------     ----------     ----------     ----------
INCOME BEFORE EXTRAORDINARY ITEMS AND EFFECT OF CHANGES
     IN ACCOUNTING PRINCIPLES                                      444            401          1,428          1,236
Extraordinary gain (loss), net                                      --              1             (3)             1
Cumulative effect of changes in accounting
     principles, net                                                --             --            (24)            --
                                                            ----------     ----------     ----------     ----------

NET INCOME                                                  $      444     $      402     $    1,401     $    1,237
                                                            ==========     ==========     ==========     ==========

EARNINGS BEFORE SPECIAL ITEMS (a)                           $      317     $      370     $    1,293     $      977
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

The following table sets forth the Special Items for each operating segment and corporate:

                                                                                               Periods Ended September 30
                                                                  -------------------------------------------------------
                                                                               Three Months                   Nine Months
Benefit (Charge)                                                  -------------------------     -------------------------
(in millions)                                                           2001           2000           2001           2000
=============================================================     ==========     ==========     ==========     ==========
OIL AND GAS
    Gain on sale of interest in the Indonesian
        Tangguh LNG project *                                     $      399     $       --     $      399     $       --
    Gain on sale of additional interests in Gulf
        of Mexico assets *                                                --             --              7             --
    Gain on partial sale of Gulf of Mexico assets *                       --             39             --             39
    Gain on receipt of contingency payment *                              --             41             --             41
    Write-down of various assets, real estate and
       investments                                                        --            (74)            --            (74)

CHEMICAL
    Severance, plant shutdown and plant writedown costs           $       --     $       --     $      (26)    $       --
    Write-down of chemical intermediate businesses                        --             --             --           (120)

CORPORATE
    Loss on sale of pipeline-owning entity *                      $     (272)    $       --     $     (272)    $       --
    Settlement of state tax issue                                         --             --             70             --
    Environmental remediation                                             --             --            (49)            --
    Gain on sale of CanOxy investment                                     --             --             --            493
    Insurance dividend                                                    --             --              6             11
    Changes in accounting principles, net *                               --             --            (24)            --
    Extraordinary gain (loss) on debt redemption, net *                   --              1             (3)             1
=============================================================     ==========     ==========     ==========     ==========

*    These amounts are shown after tax.

OIL AND GAS SEGMENT

                                                                               Periods Ended September 30
                                                     ----------------------------------------------------
                                                                 Three Months                 Nine Months
                                                     ------------------------    ------------------------
Summary of Operating Statistics                            2001          2000          2001          2000
=================================================    ==========    ==========    ==========    ==========
NET PRODUCTION PER DAY:
    CRUDE OIL AND NATURAL GAS LIQUIDS (MBL)
      United States                                         215           210           211           159
      Latin America                                          48            42            32            52
      Eastern Hemisphere                                    121           124           120           124

    NATURAL GAS (MMCF)
      United States                                         602           687           613           665
      Eastern Hemisphere                                     52            47            50            49

BARRELS OF OIL EQUIVALENT - (MBOE)                          493           499           473           454
-------------------------------------------------    ----------    ----------    ----------    ----------

AVERAGE SALES PRICE:
    CRUDE OIL ($/BBL)
      United States                                  $    23.03    $    28.10    $    23.48    $    26.19
      Latin America                                  $    21.14    $    26.18    $    21.40    $    26.13
      Eastern Hemisphere                             $    22.60    $    26.39    $    22.66    $    24.76

    NATURAL GAS ($/MCF)
      United States                                  $     4.59    $     4.18    $     7.74    $     3.21
      Eastern Hemisphere                             $     2.16    $     1.98    $     2.25    $     1.80
=================================================    ==========    ==========    ==========    ==========

Oil and gas earnings for the third quarter of 2001 were $927 million, compared with $696 million for the same period of 2000. Oil and gas earnings before special items were $528 million for the third quarter of 2001, compared with $690 million for the same period of 2000. Oil and gas earnings for the first nine months of 2001 were $2.7 billion, compared with $1.6 billion for the same period of 2000. Oil and gas earnings before special items were $2.3 billion for the first nine months of 2001, compared with $1.6 billion for the first nine months of 2000. See the Special Items table for a description of special items. The decrease in earnings before special items for the three months ended September 30, 2001, compared with the same period in 2000, primarily reflected lower worldwide crude oil prices and higher exploration expense. The increase in earnings before special items for the nine months ended September 30, 2001, compared with the same period in 2000, primarily reflected higher natural gas prices, partially offset by lower worldwide crude oil prices and higher exploration expense.

Realized crude oil prices for the quarter averaged $22.61 per barrel compared to $27.26 per barrel during the same period last year. Domestic natural gas prices for the quarter averaged $4.59 per MCF versus $4.18 during last year's third quarter. During the third quarter, the premium for California natural gas was approximately $2.70 per MCF above the NYMEX price. No California gas premium is expected in the fourth quarter; the loss of this premium is expected to reduce fourth quarter segment earnings by $70 million compared with the third quarter. Additionally, a $1.00 per million BTUs swing in NYMEX gas prices will have approximately a $62 million impact on quarterly segment earnings, and a $1.00 per barrel change in oil prices will impact quarterly earnings by approximately $28 million. The fourth quarter usually is the weakest period for gas prices since it comprises production from the low gas storage injection months of September, October and November that fall between the summer air conditioning and winter heating seasons. Gas prices during the period are generally set at the beginning of each of these months.

The decrease in net sales for the three months ended September 30, 2001, compared with the same period in 2000, primarily reflected lower worldwide crude oil prices and lower oil and gas trading revenue mainly due to lower oil and gas prices partially offset by higher gas volumes. The increase in net sales for the nine months ended September 30, 2001, compared with the same period in 2000, primarily reflected higher natural gas prices and higher oil and gas trading revenue mainly due to higher oil and gas volumes and higher gas prices, partially offset by lower worldwide crude oil prices. Approximately 51 percent and 53 percent of oil and gas net sales were attributable to oil and gas trading activities in the third quarter of 2001 and 2000, respectively. Approximately 53 percent and 48 percent of oil and gas net sales were attributable to oil and gas trading activities in the first nine months of 2001 and 2000, respectively. The results of oil and gas trading activities were not significant in any period.

CHEMICAL SEGMENT

                                                                                     Periods Ended September 30
                                                           ----------------------------------------------------
                                                                       Three Months                 Nine Months
                                                           ------------------------    ------------------------
Summary of Operating Statistics                                  2001          2000          2001          2000
=======================================================    ==========    ==========    ==========    ==========
MAJOR PRODUCT VOLUMES
   Chlorine (M Tons)                                              720           690         2,211         2,294
   Caustic Soda (M Tons)                                          760           825         2,179         2,470
   Ethylene Dichloride (M Tons)                                   208           128           584           674
   PVC Resins (MM Lbs.)                                           475           413         1,472         1,350

MAJOR PRODUCT PRICE INDEX (BASE 1987-1990  = 1.0)
   Chlorine                                                      0.68          1.72          0.78          1.60
   Caustic                                                       1.36          0.59          1.37          0.66
   Ethylene Dichloride                                           0.43          1.22          0.66          1.57
   PVC Resins                                                    0.65          0.99          0.71          0.99
=======================================================    ==========    ==========    ==========    ==========

Chemical earnings for the third quarter of 2001 were $40 million, compared with $47 million for the same period of 2000. There were no special items in the third quarter of 2001 and 2000. Chemical earnings for the first nine months of 2001 were $19 million, compared with $224 million for the same period of 2000. Chemical earnings before special items were $45 million for the first nine months of 2001, compared with $344 million for the first nine months of 2000. See the Special Items table for a description of special items. The decrease in third quarter and nine months 2001 earnings before special items, compared with the same periods in 2000, is due to lower prices for polyvinyl chloride resins (PVC), ethylene dichloride (EDC) and chlorine and a loss from the Equistar equity investment compared with income in the prior year, partially offset by lower feedstock costs. Credits in lieu of U.S. federal income taxes, asset writedowns and self-insurance reserve adjustments essentially offset each other in total.

The decrease in net sales for the three months and nine months ended September 30, 2001, compared with the same periods in 2000, primarily reflected lower sales prices for PVC, EDC and chlorine and the disposition in 2000 of the Durez businesses, partially offset by higher prices for caustic soda.

The fundamental weakness in chemical demand is continuing with no signs of an early recovery. The petrochemical industry in particular appears to be operating on approximately a cash break-even basis. Meaningful improvement in the results of the chemical business will depend largely on an improvement in general economic conditions.

CORPORATE AND OTHER

Segment earnings include credits/(charges) in lieu of U.S. federal income taxes. In the first nine months of 2001 and 2000, segment earnings benefited or were (reduced) by $1 million and $(27) million, respectively, from credits and (charges) allocated. This included (charges) and credits of $(37) million and $38 million at oil and gas and chemical, respectively, in the first nine months of 2001 and $(39) million and $12 million at oil and gas and chemical, respectively, for the first nine months of 2000. The 2001 amount includes a charge for the tax effects of the sale of the interest in the Tangguh LNG project in Indonesia and credits for chemical asset dispositions. The 2000 amount includes charges for the sale of an interest in the subsidiary that owned the Gulf of Mexico shelf assets and for the receipt of contingency payments related to a prior year sale of a Dutch North Sea subsidiary.

Occidental and certain of its subsidiaries have been named as defendants or as potentially responsible parties in a substantial number of lawsuits, claims and proceedings, including governmental proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and corresponding state acts. These governmental proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties aggregating substantial amounts. Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs that can be reasonably estimated.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $2.3 billion for the first nine months of 2001, compared with net cash provided of $1.7 billion for the same period of 2000. The increase in the 2001 amount is primarily attributable to higher net income before special items and deferred taxes.

Occidental's net cash used by investing activities was $239 million for the first nine months of 2001, compared with net cash used of $3.0 billion for the same period of 2000. The 2000 amount primarily reflected the $3.6 billion cost of the Altura acquisition, partially offset by pre-tax asset sale proceeds mainly from the sale of Occidental's 29.2 percent interest in CanOxy for approximately $800 million. Capital expenditures for the first nine months of 2001 were $965 million, including $69 million in chemical. Capital expenditures for the first nine months of 2000 were $608 million, including $84 million in chemical.

Occidental's financing activities used net cash of $1.6 billion in the first nine months of 2001, compared with cash provided of $1.4 billion for the same period of 2000. The 2001 amount primarily reflects debt payments of $1.3 billion from free cash flow and from proceeds of asset sales and cash dividends paid of $278 million. The 2000 amount mainly reflects proceeds of $2.4 billion from non-recourse debt, debt payments of $731 million and cash dividends paid of $276 million.

On August 31, 2001, Occidental sold the entity that owns pipelines in Texas that are leased to a former subsidiary. The entity was sold to Kinder Morgan Energy Partners, L.P. Occidental recorded an after-tax loss of approximately $272 million in connection with this transaction.

On July 10, 2001, Occidental completed the sale of its interest in the Tangguh LNG project in Indonesia to Mitsubishi Corporation of Japan. Occidental recorded an after-tax gain of approximately $399 million for this transaction.

Occidental currently expects to spend approximately $1.4 billion on its 2001 capital spending program, including about $100 million for the chemical segment. Occidental expects to generate sufficient cash from operations in 2001 to fund its operating needs, capital-expenditure requirements, dividend payments and required debt repayments. Occidental also expects to have sufficient cash for these requirements in 2002 and currently expects to spend about $1.1 billion for capital expenditures in 2002. Available but unused lines of committed bank credit totaled approximately $1.91 billion at September 30, 2001 and $2.1 billion at December 31, 2000. During the first nine months of 2001, Occidental reduced total debt by over $1.3 billion. Occidental expects to continue to use free cash flow to pay down debt for the remainder of 2001 as well as in fiscal year 2002.

DERIVATIVE ACTIVITIES

Effective January 1, 2001, Occidental implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities and require an entity to recognize all derivatives in the statement of financial position, measure those instruments at fair value, and classify them as either assets or liabilities on the condensed consolidated balance sheet. Changes in the derivative instruments' fair value must be recognized in earnings unless specific hedge accounting criteria are met. Occidental's initial adoption of SFAS No. 133 resulted in (i) a first quarter after-tax reduction in net income of $24 million recorded as a cumulative effect of a change in accounting principles and (ii) an after-tax reduction in other comprehensive income (OCI) of approximately $27 million.

Occidental uses commodity futures contracts, options and swaps to hedge the impact of oil and natural gas price fluctuations and to engage in trading activities. Occidental also uses forward rate locks and interest rate swaps to manage its interest-rate exposure. Gains and losses from derivatives that qualify for cash flow hedge accounting are deferred until recognized as an adjustment to earnings when the hedged transaction is finalized. For cash flow hedges, the portion of the change in the value of the derivative that is not offset by an equal change in the value of the underlying transaction is referred to as hedge ineffectiveness and is recorded in earnings. Gains and losses from derivatives that qualify for fair-value hedge accounting will be recognized in earnings as partial offsets to the changes in fair value recorded on the related hedged asset or liability. Gains or losses on derivatives that do not qualify for hedge accounting are recognized in earnings.

For the three and nine months ended September 30, 2001, the results of operations included a net gain of $1 million and $41 million, respectively, related to derivative mark-to-market adjustments. Net interest expense was reduced by $0.8 million for the three and nine months ended September 30, 2001 to reflect net gains from fair-value hedges. During the three and nine months ended September 30, 2001, a $4 million loss and a $4 million gain, respectively, were reclassified from OCI to income resulting from the expiration of cash flow hedges. During the three and nine months ended September 30, 2001, net unrealized gains of $1 million and $2 million, respectively, were recorded to OCI relating to changes in current cash flow hedges. During the next twelve months, Occidental expects that $1 million of net derivative gains included in OCI, based on their valuation at September 30, 2001, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three and nine months ended September 30, 2001.

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

As of September 30, 2001, Occidental had been notified by the Environmental Protection Agency (EPA) or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 126 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 126 sites include 34 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability. Of the remaining 92 sites, Occidental has denied involvement at 9 sites and has yet to determine involvement in 20 sites. With respect to the remaining 63 of these sites, Occidental is in various stages of evaluation, and the extent of liability retained by Maxus Energy Corporation is disputed at 2 of these sites. For 43 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 43 sites include 11 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 9 of the 63 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

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

potential disruption or interruption of Occidental's production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental's products; any general economic recession domestically or internationally; regulatory uncertainties; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency improvement, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believes," "expect," "will," "should," or "could," which convey the uncertainty of future events or outcomes. Occidental undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended September 30, 2001 there were no material changes in the information provided under Item 305 of Regulation S-K included under the caption "Derivative Activities" as part of Occidental's Management's Discussion and Analysis section of Occidental's 2000 Annual Report on Form 10-K.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

GENERAL

This item incorporates by reference the information regarding legal proceedings in Note 12 to the consolidated condensed financial statements in Part I of this Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Form of Incentive Stock Option Agreement under Occidental
                    Petroleum Corporation 2001 Incentive Compensation Plan

               10.2 Form of Nonqualified Stock Option Agreement under Occidental
                    Petroleum Corporation 2001 Incentive Compensation Plan

               10.3 Form of Nonqualified Stock Option Agreement (for
                    foreign-based employees) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan

               11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2001 and 2001

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2001 and 2000 and the five years ended December 31, 2000


          (b)  Reports on Form 8-K

               During the quarter ended September 30, 2001, Occidental filed the following Current Reports on Form 8-K:

               1 Current Report on Form 8-K dated July 11, 2001 (date of earliest event reported), filed on July 11, 2001, for the purpose of reporting, under Item 5, the sale of Occidental's interest in Tangguh LNG project.

               2 Current Report on Form 8-K dated July 19, 2001 (date of earliest event reported), filed on July 19, 2001, for the purpose of reporting, under Item 5, Occidental's results of operations for the second quarter ended June 30, 2001, and under Item 9, text and supplemental financial schedules from Occidental's second quarter 2001 conference call.

               From September 30, 2001 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

               1 Current Report on Form 8-K dated October 16, 2001 (date of earliest event reported), filed on October 16, 2001 (date of earliest event reported), for the purpose of reporting under
                    Item 9, text and schedules from speeches by Dr. Ray R. Irani, Chairman and Chief

                    Executive Officer and Stephen I. Chazen, Chief Financial Officer and Executive Vice President-Corporate Development.

               2 Current Report on Form 8-K dated October 17, 2001 (date of earliest event reported), filed on October 17, 2001, for the purpose of reporting, under Item 5, Occidental's results of operations for the third quarter ended September 30, 2001, and under Item 9, text and supplemental financial schedules from Occidental's third quarter 2001 conference call.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OCCIDENTAL PETROLEUM CORPORATION







DATE: November 13, 2001                 /s/ S. P. DOMINICK, JR.
                                        ----------------------------------------
                                        S. P. Dominick, Jr., Vice President and
                                        Controller (Chief Accounting and Duly
                                        Authorized Officer)

                                  EXHIBIT INDEX

EXHIBITS
--------

  10.1 Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan

  10.2 Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan

  10.3 Form of Nonqualified Stock Option Agreement (for foreign-based employees) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan

  11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2001 and 2000

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2001 and 2000 and the five years ended December 31, 2000