Form 10-K
period 2001-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2002-03-13
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d)       [ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act                          of the Securities Exchange Act of 1934
of 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001     FOR THE TRANSITION PERIOD FROM       TO

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

TITLE OF EACH CLASS                                                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
10 1/8% Senior Debentures due 2009                                      New York Stock Exchange
9 1/4% Senior Debentures due 2019                                       New York Stock Exchange
Oxy Capital Trust I 8.16% Trust Originated Preferred Securities         New York Stock Exchange
Common Stock                                                            New York Stock Exchange

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant on February 28, 2002, was approximately $10.0 billion, based on the closing price on the New York Stock Exchange composite tape of $26.84 per share of Common Stock on February 28, 2002. Shares of Common Stock held by each executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.


At February 28, 2002, there were approximately 374,455,513 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement, filed in connection with its May 3, 2002, Annual Meeting of Stockholders, are incorporated by reference into Part III.

                      TABLE OF CONTENTS

PART I                                                                                                        PAGE
ITEMS 1 AND 2   Business and Properties..................................................................     3
                General..................................................................................     3
                Segment Information......................................................................     3
                Oil and Gas Operations...................................................................     3
                Chemical Operations......................................................................     5
                Capital Expenditures.....................................................................     9
                Employees................................................................................     9
                Environmental Regulation.................................................................     9
ITEM 3          Legal Proceedings........................................................................     9
                Environmental Proceedings................................................................     9
ITEM 4          Submission of Matters to a Vote of Security Holders......................................     10
                Executive Officers of the Registrant.....................................................     10
PART II
ITEM 5          Market for Registrant's Common Equity and Related Stockholder Matters....................     11
ITEM 6          Selected Financial Data..................................................................     12
ITEM 7          Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Incorporating Item 7A).......................................................     12
                2001 Business Environment................................................................     12
                        Strategic Overview and Review of Business Results - 1999 - 2001..................     13
                        2002 Outlook.....................................................................     16
                        Income Summary...................................................................     17
                        Segment Operations...............................................................     17
                        Special Items....................................................................     19
                        Consolidated Operations - Revenues...............................................     20
                        Consolidated Operations - Expenses...............................................     20
                        Liquidity and Capital Resources..................................................     20
                        Analysis of Financial Position...................................................     24
                        Acquisitions, Dispositions and Commitments.......................................     25
                        Derivative and Hedging Activities................................................     27
                        Taxes............................................................................     30
                        Lawsuits, Claims, Commitments, Contingencies and Related Matters.................     30
                        Environmental Expenditures.......................................................     30
                        Foreign Investments..............................................................     31
                        Critical Accounting Policies.....................................................     31
                        Additional Accounting Changes....................................................     32
                        Safe Harbor Statement Regarding Outlook and Other Forward-Looking Data...........     33
                        Report of Management.............................................................     33
ITEM 8          Financial Statements and Supplementary Data..............................................     34
                        Report of Independent Public Accountants.........................................     34
                        Consolidated Statements of Operations............................................     35
                        Consolidated Balance Sheets......................................................     36
                        Consolidated Statements of Stockholders' Equity..................................     38
                        Consolidated Statements of Comprehensive Income..................................     38
                        Consolidated Statements of Cash Flows............................................     39
                        Notes to Consolidated Financial Statements.......................................     40
                        Quarterly Financial Data (Unaudited).............................................     69
                        Supplemental Oil and Gas Information (Unaudited).................................     71
                Financial Statement Schedule:
                        Schedule II - Valuation and Qualifying Accounts (Unaudited)......................     76
ITEM 9          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....     77
PART III
ITEM 10         Directors and Executive Officers of the Registrant.......................................     77
ITEM 11         Executive Compensation...................................................................     77
ITEM 12         Security Ownership of Certain Beneficial Owners and Management...........................     77
ITEM 13         Certain Relationships and Related Transactions...........................................     77
PART IV
ITEM 14         Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................     77

PART I
ITEMS 1 AND 2  BUSINESS AND PROPERTIES
     In this report, the term "Occidental" refers to Occidental Petroleum Corporation, a Delaware corporation, and/or one or more entities in which it owns a majority voting interest (subsidiaries).

GENERAL
     Occidental explores for, develops, produces and markets crude oil and natural gas. Occidental also manufactures and markets basic chemicals, including chlorine, caustic soda and ethylene dichloride (EDC), vinyls, including polyvinyl chloride (PVC) resins and vinyl chloride monomer (VCM), through its 76-percent interest in Oxy Vinyls, LP (OxyVinyls), and performance chemicals. Occidental conducts its operations through various oil and gas and chemical subsidiaries and affiliates. Occidental also has an interest in petrochemicals through its 29.5-percent ownership in Equistar Chemicals, LP (Equistar), which it intends to sell to Lyondell Chemical Company (Lyondell). See further information in the "Chemical Operations" section. Occidental's executive offices are located at 10889 Wilshire Boulevard, Los Angeles, California 90024; telephone (310) 208-8800.

     During 2001, Occidental continued its program to redeploy assets in its worldwide oil and gas and chemical segments. For information regarding these developments, see the information under "Oil and Gas Operations", "Chemical Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) in this report.

     For information on foreign investments, see the information under "Foreign Investments" in the MD&A section of this report.

     For information on acquisitions and dispositions, see the information under "Acquisitions, Dispositions and Commitments" in the MD&A section of this report.

SEGMENT INFORMATION
     Occidental's principal businesses constitute two industry segments, the operations of which are described below. For information with respect to the revenues, net income and assets of Occidental's industry segments and of its operations in various geographic areas for each of the three years in the period ended December 31, 2001, see Note 15 to the Consolidated Financial Statements of Occidental (Consolidated Financial Statements), which is included in this report, and the information appearing in the MD&A section of this report.


OIL AND GAS OPERATIONS

EXPLORATION AND PRODUCTION
GENERAL
     Occidental produces or participates in the production of crude oil, condensate and natural gas in the United States, Colombia, Ecuador, Oman, Pakistan, Qatar, Russia and Yemen. Occidental also conducts exploration and/or development activities in several of these countries, as well as in Albania and Peru.

COMPARATIVE OIL AND GAS RESERVES AND PRODUCTION
Oil in millions of barrels; natural gas in billions of cubic feet

                                               2001                           2000                           1999
================================   ============================   ============================   ============================
                                      OIL       GAS    TOTAL(A)      OIL       GAS    TOTAL(A)      OIL       GAS    TOTAL(A)
                                   --------  --------  --------   --------  --------  --------   --------  --------  --------
     U.S. Reserves                    1,371     1,962     1,698      1,346     2,094     1,695        464     1,806       765
     International Reserves             526       106       543        457       116       476        573        86       587
                                   --------  --------  --------   --------  --------  --------   --------  --------  --------
          Total                       1,897     2,068     2,241      1,803     2,210     2,171      1,037     1,892     1,352
                                   ========  ========  ========   ========  ========  ========   ========  ========  ========

     U.S. Production                     78       223       115         63       241       104         27       242        67
     International Production            55        18        59         62        18        65         85        19        89
                                   --------  --------  --------   --------  --------  --------   --------  --------  --------
        Total                           133       241       174        125       259       169        112       261       156
================================   ========  ========  ========   ========  ========  ========   ========  ========  ========

(a) Natural gas volumes have been converted to equivalent barrels based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as an "Mcf") of gas to one barrel of oil.

RESERVES
     At December 31, 2001, Occidental's oil and gas reserve base, on a barrels of oil equivalent (BOE) basis, was 2.241 billion equivalent barrels, compared with 2.171 billion equivalent barrels at December 31, 2000. In 2001, excluding the effect of acquisitions and sales, Occidental replaced 138 percent of 2001 worldwide combined oil and natural gas production of 174 million barrels, on a BOE basis. Proved reserve additions from all sources, including the net effect of acquisitions and property sales, replaced 141 percent of 2001 production. Occidental's consolidated worldwide net proved developed and undeveloped reserves of crude oil and condensate were 1.897 billion barrels at year-end 2001, compared with 1.803 billion barrels at year-end 2000. Domestic reserves of crude oil and condensate increased to 1.371 billion barrels at year-end 2001, compared with 1.346 billion barrels at year-end 2000, and international crude oil reserves increased to 526 million barrels from 457 million barrels at year-end 2000. Worldwide net proved developed and undeveloped reserves of natural gas were approximately 2.1 trillion cubic feet (Tcf) at year-end 2001, with 2.0 Tcf attributable to domestic operations. Worldwide net proved developed and undeveloped natural gas reserves were about 2.2 Tcf at the end of 2000.

COMPETITION
     As a producer of crude oil and natural gas, Occidental competes with numerous other producers, as well as with non-petroleum energy producers. Crude oil and natural gas are commodities that are sensitive to prevailing conditions of supply and demand and generally are sold at "spot", contract prices or on futures markets. Occidental competes through the cost-efficient development and production of its worldwide oil and gas reserves and through acquiring contracts for the exploration of blocks in areas with known oil and gas deposits. Occidental also pursues opportunities to increase production through enhanced oil recovery projects and strategic acquisitions. In recent years, Occidental has focused domestic exploration and development efforts on core assets in California, the Permian Basin and Hugoton, and has focused its international exploration and development efforts on core assets in the Middle East and Latin America.
     Occidental's oil and gas operations are affected by foreign, federal, state and local laws and regulations relating to, among other things, increases in taxes and royalties, production limits and environmental matters.

OIL AND GAS PRODUCTION AND MARKETING
     Net daily worldwide oil and condensate production in 2001 averaged 366,000 barrels per day, compared with 343,000 barrels per day in 2000, and net worldwide natural gas production averaged 660 million cubic feet (MMcf) per day, compared with 708 MMcf per day in 2000. U.S. operations accounted for approximately 58 percent of Occidental's oil production and 92 percent of gas production. On a BOE basis, Occidental produced 476,000 net barrels per day in 2001 from operations in 8 countries, including the United States. For production information by country, see the production table appearing under the caption "Segment Operations - Oil and Gas" in the MD&A section of this report.

     Set forth below are descriptions of the producing areas for Occidental. The core producing areas for Occidental are the United States, the Middle East and Latin America.

UNITED STATES
     Occidental produces crude oil and natural gas, principally in California, the Permian Basin and the Hugoton area encompassing portions of Kansas, Oklahoma and Texas.

     Occidental is the operator of the Elk Hills oil and gas field in California with an approximate 78-percent interest. The field, which is the tenth largest in the lower-48 states, encompasses 75 square miles and is located in the southern portion of the prolific oil-producing San Joaquin Valley.
     The THUMS oil property offshore Long Beach, CA was purchased in 2000. The THUMS operation encompasses a portion of the Wilmington field, the fourth largest oil field in the continental U.S.
     Including the Elk Hills and THUMS properties, Occidental has mineral rights on approximately 850,000 acres in California, including exploration properties near Elk Hills and Buena Vista Hills. Occidental also has gas production in the Sacramento Valley.

     Occidental owns a 33-percent interest in the Horn Mountain prospect in the deepwater Gulf of Mexico (GOM), with first production expected late in 2002. BP p.l.c. (BP) is the operator.

     Occidental has integrated the Altura properties purchased in April 2000 from BP and the Royal Dutch/Shell Group (Shell) with its previously existing Permian Basin operation (Oxy Permian) in Southwest Texas and Southeast New Mexico. Over half of Oxy Permian's production is from fields into which carbon dioxide (CO2) is injected as a tertiary recovery technique.

     In late 2000, Occidental purchased BP's 75-percent working interest in the Bravo Dome CO2 unit in northern New Mexico, which has gross CO2 production of approximately 320 MMcf per day.

     Occidental also owns a large concentration of gas reserves, production interests and royalty interests in the Hugoton area of Kansas and Oklahoma. The Hugoton field is the largest natural gas field ever discovered in North America.

MIDDLE EAST
     In Qatar, Occidental is the operator of the Idd el Shargi North and South Dome fields under separate production-sharing contracts.

     In Yemen, Occidental owns working interests in the Masila field in Block 14 (38 percent) and the East Shabwa field in Block 10 (28.6 percent). In addition, Occidental has interests in seven exploration blocks encompassing nearly 15 million acres. Of these, Occidental is the operator of Blocks 44 and 20 with working interests of 75 percent and 50 percent, respectively, and has a 40-percent working interest in each of five blocks - Blocks 11, 12, 36, 56 and 59 - on the border with Saudi Arabia.

     In Oman, Occidental is the operator of Block 9, with a 65-percent working interest, which contains the Safah oil field and six small oil fields along the southern border of the block. Occidental also is pursuing exploration opportunities in Block 27.

     Operations in Qatar, Oman and Yemen are all conducted under production-sharing contracts. Occidental's contractual net share of production in each of these operations varies annually depending on the market price of oil and the level of investment.

     In 2001, Occidental was selected to participate in Core Venture Two of the Kingdom of Saudi Arabia's Natural Gas Initiative, which includes exploration acreage, appraisal and development of discovered gas fields, a power plant and an optional petrochemical plant. Final agreements are currently expected to be signed in 2002.

OTHER EASTERN HEMISPHERE
     In southern Pakistan, Occidental has working interests, which vary from 25 to 30 percent, in the three Badin Blocks.

     In Russia, Occidental owns a 50-percent interest in a joint venture company, Vanyoganneft, in the western Siberian oil basin.

LATIN AMERICA
     Occidental has a 35-percent working interest and is operator of the Cano Limon oil field in Colombia. Occidental also has an approximately 44-percent interest in the Cano Limon-Covenas oil pipeline and a marine export terminal operated by Colombia's national oil company, Ecopetrol. The pipeline transports oil produced from the Cano Limon field for export to international markets. In addition, Occidental has an 88-percent working interest in three exploration blocks encompassing 9,325 square miles in the Central Llanos Basin.

     In Ecuador, Occidental has a 60-percent working interest and is operator of Block 15, in the Oriente Basin, under a production-sharing agreement, converted in 1999 from a risk-service contract.
     Occidental also has an approximately 12-percent interest in a 500-kilometer heavy oil pipeline being constructed to transport oil from the Oriente Basin to the port of Esmeraldas. The pipeline is expected to be operational in the first half of 2003.

RESERVES, PRODUCTION AND RELATED INFORMATION
     See Note 16 to the Consolidated Financial Statements and the information under the caption "Supplemental Oil and Gas Information" in Item 8 of this report for information regarding Occidental's oil and gas reserves, the production from and other changes in these reserves, the discounted present value of estimated future net cash flows from these reserves, certain costs and other financial and statistical information regarding Occidental's oil and gas exploration and production operations. Estimates of reserves have been made by Occidental engineers and include reserves under which Occidental holds an economic interest under service contracts and other arrangements. Occidental's crude oil reserves include natural gas liquids and condensate. The reserves are stated after applicable royalties. The definitions used are in accordance with applicable Securities and Exchange Commission regulations. Accordingly, proved oil and gas reserves are those estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate, with reasonable certainty, will be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Unless otherwise stated, all references to reserves are made on a net basis. On May 1, 2001, Occidental reported to the U.S. Department of Energy on Form EIA-28 proved oil and gas reserves at December 31, 2000.

CHEMICAL OPERATIONS
GENERAL
     Occidental conducts its chemical operations through Occidental Chemical Corporation and its various subsidiaries and affiliates (collectively, OxyChem). OxyChem is a chemical manufacturer, with interests in basic chemicals, vinyls, petrochemicals and performance chemicals. OxyChem's operations are affected by cyclical economic factors and by specific chemical-industry conditions.

     OxyChem's products are commodity in nature. They are equivalent to products manufactured by others that are generally available in the marketplace and are produced and sold in large volumes to industrial customers for use as raw materials. Many of OxyChem's products are both sold to others and further processed by OxyChem into other chemical products. OxyChem's operations are affected by environmental regulation and associated costs. See the information appearing under the caption "Environmental Expenditures" in the MD&A section of this report.

ALLIANCES AND STRATEGIC DEVELOPMENTS
     In 1998, Occidental became a partner in Equistar by contributing certain assets. Lyondell owns 41 percent of Equistar, while Millennium Chemicals, Inc. and Occidental each own 29.5 percent. Equistar is one of the largest producers of ethylene, propylene and polyethylene in the world today with an annual capacity of more than 11 billion pounds of ethylene and more than six billion pounds of polyethylene.
     In January 2002, Occidental and Lyondell agreed in principle for Occidental to sell its share of Equistar to Lyondell and to purchase an equity interest of approximately 21 percent in Lyondell. These transactions are subject to the execution of definitive documents and corporate and regulatory approvals. In connection with the agreement in principle, Occidental wrote down its investment in the Equistar partnership by $240 million, after tax, in December 2001. The transactions are expected to close in the second quarter of 2002.

     Because of decreased demand for its products and deteriorating prices, on June 1, 2001, OxyChem temporarily idled the Ingleside, TX EDC plant and on December 27, 2001, OxyChem temporarily idled the Deer Park chlor-alkali plant in Houston, TX. These facilities will remain idle until market conditions improve.

     In June 2000, OxyChem announced its decision to withdraw from several of its chemical intermediates businesses principally located in Niagara Falls, NY and Ashtabula, OH. As part of the initiative, OxyChem sold its Chlorowax(R) chlorinated paraffins business in October 2000 and the Ashtabula facility in June 2001. Although a few products continue to be manufactured for sale, almost all of the Niagara Falls chemical intermediates production units have been shut down, and the sale or disposal of these assets is underway.


     In April 1999, OxyChem and The Geon Company, now known as PolyOne Corporation (PolyOne), formed the OxyVinyls partnership, combining the commodity PVC resin and VCM assets of both companies, and two chlor-alkali and cogeneration plants of OxyChem. Ownership is shared between OxyChem and PolyOne on a 76-percent and 24-percent basis, respectively. The partners also formed a smaller partnership, PVC Powder Blends, LP, a powder compounding business in which OxyChem owns a 10-percent interest.
     OxyVinyls has annual capacities of 4.4 billion pounds of PVC resin, 4.9 billion pounds of VCM and 1.0 million tons of chlor-alkali electrochemical units. Because chlorine and caustic soda are co-products, the chemical industry uses electrochemical units as a standard metric corresponding to one ton of chlorine and approximately 1.1 tons of caustic soda.

BASIC CHEMICALS
     OxyChem's basic chemicals group manufactures and markets inorganic chemicals, including high-volume commodity products, primarily consisting of chlorine, caustic soda and their derivatives. Chlorine and caustic soda are supplied to a number of manufacturers, including those in the pulp and paper, plastics, water-purification, bleach and sanitation industries. EDC plants at Ingleside, TX (currently idle), and Convent, LA, use part of the chlorine production from OxyChem's adjacent chlor-alkali facilities and ethylene from Equistar's nearby olefins plants. EDC is used primarily in making VCM, the raw material used in the production of PVC. Potassium hydroxide, or caustic potash, is used by fertilizer, soap and detergent and rubber manufacturers. It also is used by an OxyChem joint venture with Church & Dwight Co., Inc. to produce potassium carbonate.

PERFORMANCE CHEMICALS
     OxyChem produces organic and inorganic chemicals that are used as raw materials by customers to enhance the performance of their end products. OxyChem also produces chlorinated isocyanurates for use in swimming pools and as cleaning compounds. In addition, OxyChem produces antimony trioxide, used in the production of polyethylene terephthalate resins and as a flame retardant, and resorcinol, which is used mainly as an adhesive in tire manufacturing. Other facilities produce chrome chemicals, which are used in leather tanning, metal plating and wood preservation and sodium silicates, which are used for detergents, adhesives and numerous other applications. OxyChem also produces mercaptans that are used as warning agents in natural gas and propane.

PRINCIPAL PRODUCTS
OxyChem produces the following chemical products:

                          Principal Products                         Major Uses
-----------------------   ----------------------------------------   ------------------------------------------------------
Basic Chemicals           Chlor-alkali chemicals:
                               Chlorine                              Raw material for vinyl chloride monomer, chemical
                                                                     manufacturing, pulp and paper production, water
                                                                     treatment
                               Caustic soda                          Chemical manufacturing, pulp and paper production,
                                                                     cleaning products
                          ----------------------------------------   ------------------------------------------------------
                          Potassium chemicals (including potassium   Glass, fertilizers, cleaning products and rubber
                          hydroxide and, through its Armand
                          Products joint venture with Church &
                          Dwight Co., Inc., potassium carbonate)
                          ----------------------------------------   ------------------------------------------------------
                          Ethylene dichloride (EDC)                  Raw material for vinyl chloride monomer
-----------------------   ----------------------------------------   ------------------------------------------------------
Performance Chemicals     Sodium silicates                           Soaps and detergents, catalysts, paint pigments
                          ----------------------------------------   ------------------------------------------------------
                          Chrome chemicals                           Metal and wood treatments, leather tanning
                          ----------------------------------------   ------------------------------------------------------
                          Chlorinated isocyanurates                  Swimming pool, household and industrial disinfecting
                                                                     and sanitizing products
                          ----------------------------------------   ------------------------------------------------------
                          Mercaptans                                 Warning agents for natural gas and propane and raw
                                                                     material for agricultural chemical intermediates
                          ----------------------------------------   ------------------------------------------------------
                          Antimony oxide                             Flame retardant synergist and catalysts
                          ----------------------------------------   ------------------------------------------------------
                          Resorcinol                                 Tire manufacture, wood adhesives and flame retardant
                                                                     synergist
-----------------------   ----------------------------------------   ------------------------------------------------------
Vinyls                    Vinyl chloride monomer (VCM)               Raw material for polyvinyl chloride
                          ----------------------------------------   ------------------------------------------------------
                          Polyvinyl chloride resin                   PVC pipe for municipal, plumbing and electrical uses.
                                                                     External construction materials such as window and
                                                                     door profiles, fencing, and decking. Flooring, medical
                                                                     and automotive products, wire and cable insulation,
                                                                     and packaging.
-----------------------   ----------------------------------------   ------------------------------------------------------
Specialty Vinyls          Polyvinyl chloride (PVC) resin and films   Resins for flooring, medical gloves and other flexible
                                                                     vinyl applications. Calendered films for automotive,
                                                                     packaging and consumer products
-----------------------   ----------------------------------------   ------------------------------------------------------

RAW MATERIALS
     Nearly all raw materials used in OxyChem's operations are readily available from a variety of sources. Most of OxyChem's key raw materials purchases are made through both short and long-term contracts. OxyChem is not dependent on any single nonaffiliated supplier for a material amount of its raw-material or energy requirements. Equistar supplies virtually all of the ethylene requirements (up to 2.55 billion pounds per year) for OxyChem's chlor-alkali business and OxyVinyls' business. Although earnings have been adversely affected by higher natural gas, electricity and feedstock prices for most of the past year, operations have not been curtailed as a result of any supply interruptions.

PATENTS, TRADEMARKS AND PROCESSES
     OxyChem owns and licenses a large number of patents and trademarks and uses a variety of processes in connection with its operations, some of which are proprietary and some of which are licensed. OxyChem does not regard its business as being materially dependent on any single patent, trademark or process.

SALES AND MARKETING
     OxyChem's products are sold to industrial users or distributors located in the United States, largely by its own sales force. OxyChem sells its products principally at current market or current market-related prices through both short and long-term sales agreements.
     No significant portion of OxyChem's business is dependent on a single third-party customer. However, OxyChem has entered into significant supply arrangements with certain of its affiliates. In 2001, PolyOne purchased raw materials pursuant to PVC resin and VCM sale contracts at market-related prices from OxyVinyls valued at approximately $184 million. Consequently, changes in demand by PolyOne will affect OxyVinyls. In addition, in 2001, OxyChem and OxyMar purchased a combined total of approximately $490 million of ethylene at market-related prices from Equistar. Finally, OxyMar, which is OxyChem's affiliate, sold VCM resin at market-related prices valued at approximately $291 million to OxyChem affiliates in 2001. In general, OxyChem does not manufacture its products against a backlog of firm orders.

COMPETITION
     The chemical business is very competitive. Since most of OxyChem's products are commodity in nature, they compete primarily on the basis of price, quality characteristics and timely delivery. Because OxyChem's products generally do not occupy proprietary positions, OxyChem endeavors to be an efficient, low-cost producer. OxyChem's size and the number and location of its plants also produce competitive advantages, principally in its ability to meet customer delivery requirements.

PROPERTIES
     As of December 31, 2001, OxyChem, which is headquartered in Dallas, Texas, operated 27 chemical-manufacturing plants in the United States. Many of the larger facilities are located in the Gulf Coast areas of Texas and Louisiana. In addition, OxyChem operates six chemical-manufacturing plants in four foreign countries; its largest investment is in Brazil. A number of additional facilities process, blend and store the chemical products. OxyChem owns or leases an extensive fleet of railroad cars.
     All of OxyChem's chemical-manufacturing plants are owned, except for a portion of OxyVinyls' plant at La Porte, Texas, which is leased. The charts below list OxyChem's principal facilities and plant capacities.

CHLOROVINYLS
Principal Products and U.S. Production Capacities at December 31, 2001

                                         Chlorine           Caustic Soda         Caustic Potash                    EDC
Plants (a)                                 (tons)                 (tons)                 (tons)   (millions of pounds)
--------------------------   --------------------   --------------------   --------------------   --------------------
BASIC
Mobile, Alabama                            49,000                                        77,000
Muscle Shoals, Alabama                    154,000                                       242,000
Delaware City, Delaware                   146,000                123,000                110,000
Convent, Louisiana                        389,000                435,000                                         1,500
Taft, Louisiana                           743,000                846,000
Niagara Falls, New York                   335,000                371,000
Ingleside, Texas (b, c)                   604,000                676,000                                         1,500
--------------------------   --------------------   --------------------   --------------------   --------------------
Total                                   2,420,000              2,451,000                429,000                  3,000
==========================   ====================   ====================   ====================   ====================

(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.
(b) Plant assets also comprise an interest in an electric power cogeneration facility.
(c)  As of June 1, 2001, the Ingleside EDC plant was temporarily idled.

                                         Chlorine           Caustic Soda                    VCM             PVC Resins
Plants (a)                                 (tons)                 (tons)   (millions of pounds)   (millions of pounds)
--------------------------   --------------------   --------------------   --------------------   --------------------
OXYVINYLS
Louisville, Kentucky                                                                                               585
Pedricktown, New Jersey                                                                                            360
Deer Park, Texas (b, d)                   410,000                471,000                  1,300                    555
Ingleside, Texas (c)                                                                      2,400
LaPorte, Texas (b)                        546,000                628,000                  2,400
Pasadena, Texas                                                                                                  2,020
--------------------------   --------------------   --------------------   --------------------   --------------------
Total                                     956,000              1,099,000                  6,100                  3,520
==========================   ====================   ====================   ====================   ====================

(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.
(b)  Plant assets also comprise an electric power cogeneration facility.
(c) OxyMar owns plant (78.6% with OxyChem affiliates; 21.4% with Marubeni affiliate).
(d) As of December 27, 2001, the Deer Park chlor-alkali facility was temporarily idled.

                                                                                                            PVC Resins
Plants (a)                                                                                        (millions of pounds)
-----------------------------------------------------------------------------------------------   --------------------
SPECIALTY VINYLS
Pottstown, Pennsylvania                                                                                            220
-----------------------------------------------------------------------------------------------   --------------------
Total                                                                                                              220
===============================================================================================   ====================

(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.

PERFORMANCE CHEMICALS
Principal Products and U.S. Production Capacities(a)

Plants                                                                            Product     Capacity Volumes
-----------------------------------------------------------   ---------------------------   ------------------
ACL; Illinois and Louisiana                                     Chlorinated Isocyanurates           131 mm lbs
Chrome; North Carolina                                                       Chromic Acid          47,000 tons
Chrome; North Carolina                                                  Sodium Bichromate         114,000 tons
INDSPEC; Pennsylvania                                                          Resorcinol            52 mm lbs
Laurel Industries; Texas                                                   Antimony Oxide            33 mm lbs
Natural Gas Odorizing; Texas                                                   Mercaptans            18 mm lbs
Silicates; Georgia/Ohio/Texas/Illinois/New Jersey/Alabama                Sodium Silicates         746,000 tons
-----------------------------------------------------------   ---------------------------   ------------------

(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.

INTERNATIONAL
Principal Products and Production Capacities (in metric tons)(a)

                                                                                                      Basic
                                      % Oxy                    Caustic                                Chrome         PVC
Country    Location                  Ownership    Chlorine       Soda      Vinyl Film      EDC        Sulfate       Resins
--------   ----------------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Brazil     Cubatao                         50%      253,000      284,000                   144,000
Brazil     Rio de Janeiro                 100%                                 32,000
Canada     Niagara Falls, Ontario          76%                                                                       268,000
Canada     Scotford, Alberta               76%                                                                       154,000
Chile      Talcahuano                     100%       55,000       62,000
Thailand   Bangkok                         49%                                                           12,000
----------------------------------------------   ----------   ----------   ----------   ----------   ----------   ----------
Total                                               308,000      346,000       32,000      144,000       12,000      422,000
==============================================   ==========   ==========   ==========   ==========   ==========   ==========

(a) All of the volumes listed in the table above are based on estimated capacities only. Actual results of production may differ materially from capacities listed.

CAPITAL EXPENDITURES
     Occidental's oil and gas operations, based on depletable resources, are capital intensive, involving large-scale expenditures. In particular, in the search for and development of new reserves, long lead times are often required. In addition, Occidental's oil and gas and chemical businesses require capital expenditures to remain competitive and to comply with safety and environmental laws. For additional information on capital expenditures, see the information under the caption "Capital Expenditures" in the MD&A section of this report.

EMPLOYEES
     Occidental employed 8,235 people at December 31, 2001, 6,338 of whom were located in the United States. Occidental employed 2,645 people in oil and gas operations and 4,555 people in chemical operations. An additional 1,035 people were employed in administrative and headquarters functions. Approximately 733 U.S.-based employees are represented by labor unions.
     Occidental has a long-standing policy to ensure that fair and equal employment opportunities are extended to all people without regard to race, color, religion, ethnicity, gender, national origin, disability, age, sexual orientation, veteran status or any other legally impermissible factor. Occidental maintains diversity and outreach programs.

ENVIRONMENTAL REGULATION
     For environmental regulation information, see "Environmental Expenditures" in the MD&A section of this report.

ITEM 3    LEGAL PROCEEDINGS
     This section incorporates by reference information regarding lawsuits, claims, commitments, contingencies and related matters in Note 9 to the Consolidated Financial Statements.

ENVIRONMENTAL PROCEEDINGS
     In April 1998, a civil action was filed on behalf of the U.S. Environmental Protection Agency against OxyChem relating to the Centre County Kepone Superfund Site at State College, Pennsylvania. The lawsuit seeks approximately $12 million in penalties and governmental response costs, a declaratory judgment that OxyChem is a liable party under the Comprehensive Environmental Response, Compensation and Liability Act, and an order requiring OxyChem to carry out the remedy that is being performed by the site owner. In October 1998, the U.S. District Court for the Middle District of Pennsylvania granted OxyChem's motion to dismiss the United States' case. In December 1999, the United States Court of Appeals for the Third Circuit reversed the dismissal and remanded the case to the District Court. While OxyChem contests the United States' allegations, the parties are discussing settlement.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of Occidental's security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

                          Age at
                          February 28,
Name                      2002             Positions with Occidental and Subsidiaries and Five-Year Employment History
-----------------------   ------------     ---------------------------------------------------------------------------
Dr. Ray R. Irani          67               Chairman of the Board of Directors and Chief Executive Officer since 1990;
                                           President from 1984 to 1996; Chief Operating Officer from 1984-1990;
                                           Director since 1984; member of Executive Committee.

Dr. Dale R. Laurance      56               President since 1996; Chairman and Chief Executive Officer of Occidental
                                           Oil and Gas Corporation (OOGC) since 1999; Director since 1990; member of
                                           Executive Committee.

Stephen I. Chazen         55               Chief Financial Officer and Executive Vice President -- Corporate
                                           Development since 1999; 1994-1999, Executive Vice President -- Corporate
                                           Development.

Donald P. de Brier        61               Executive Vice President, General Counsel and Secretary since 1993.

Richard W. Hallock        57               Executive Vice President -- Human Resources since 1994.

J. Roger Hirl             70               Executive Vice President since 1984; Director since 1988; President and
                                           Chief Executive Officer of Occidental Chemical Corporation from 1991 through 2001.

John W. Morgan            48               Executive Vice President since 2001; Executive Vice President -- Worldwide
                                           Production of OOGC since 2001; 1998-2001, Executive Vice President --
                                           Operations; 1991-1998, Vice President -- Operations.

Samuel P. Dominick, Jr.   61               Vice President and Controller since 1991.

James R. Havert           60               Vice President and Treasurer since 1998; 1992-1998, Senior Assistant
                                           Treasurer.

Kenneth J. Huffman        57               Vice President -- Investor Relations since 1991.

Anthony R. Leach          62               Vice President Finance since 1999; 1991-1999, Executive Vice President and
                                           Chief Financial Officer.

Robert M. McGee           55               Vice President since 1994; President of Occidental International
                                           Corporation since 1991.

Lawrence P. Meriage       59               Vice President -- Communications and Public Affairs since 2000; 1995-2000,
                                           Vice President -- Executive Services and Public Affairs of OOGC.

Donald L. Moore, Jr.      53               Vice President and Chief Information Officer since 2002; 2000-2002, Vice
                                           President Information Technology of Oxy Services, Inc.; 1999-2000, Vice
                                           President and Chief Information Officer of KN Energy, Inc.; 1997-1999, Vice
                                           President Information Technology of MidCon Corp.

R. Casey Olson            48               Vice President since 2001; President of Occidental Middle East Development
                                           Company since 2001; Executive Vice President of OOGC since 2001; 2000-2001,
                                           Executive Vice President -- Business Development of OOGC; 1998-2000, Senior
                                           Vice President -- Business Development of OOGC; 1997-1998, Senior Vice
                                           President -- Acquisitions of OOGC; Prior to 1997, Managing Director, Global
                                           Energy of Canadian Imperial Bank of Commerce.

Richard A. Swan           54               Vice President -- Health, Environment and Safety since 1995.

Aurmond A. Watkins, Jr.   59               Vice President -- Tax since 1991.

The current term of office of each Executive Officer will expire at the May 3, 2002, organizational meeting of the Occidental Board of Directors or at such time as his successor shall be elected.

PART II
ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TRADING PRICE RANGE AND DIVIDENDS
     This section incorporates by reference the quarterly financial data appearing under the caption "Quarterly Financial Data" and the information appearing under the caption "Liquidity and Capital Resources" in the MD&A section of this report. Occidental's common stock was held by approximately 59,853 stockholders of record at December 31, 2001, with an estimated 124,000 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded principally on the New York Stock Exchange and also is listed on certain foreign exchanges. The quarterly financial data on pages 69 and 70 of this report set forth the range of trading prices for the common stock as reported on the composite tape of the New York Stock Exchange and quarterly dividend information.
     The quarterly dividend rate for the common stock is $.25 per share. On February 14, 2002, a dividend of $.25 per share was declared on the common stock, payable on April 15, 2002 to stockholders of record on March 8. The declaration of future cash dividends is a business decision made by the Board of Directors from time to time, and will depend on Occidental's financial condition and other factors deemed relevant by the Board.



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
     Occidental has three equity compensation plans for its employees pursuant to which options, rights or warrants may be granted. See Note 11 to the Consolidated Financial Statements for further information on the material terms of these plans.
     The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans approved by Occidental's stockholders as of December 31, 2001:

(a)  Number of             (b)  Weighted-              (c)  Number of securities
     securities to be           average                     remaining available
     issued, upon               exercise price              for future issuance
     exercise of out-           of outstanding              under equity
     standing options,          options,                    compensation plans,
     warrants and               warrants and                excluding securities
     rights                     rights                      in column (a)
------------------------   -------------------------   -------------------------
              25,390,177                    $23.3963                  13,245,385*

* Includes 2,820,885 shares and 3,316 shares reserved for issuance pursuant to outstanding performance stock awards and restricted stock awards under the 1995 Incentive Stock Plan and the 2001 Incentive Compensation Plan, respectively. The remaining 10,421,184 shares are available under the 2001 Incentive Compensation Plan, all of which may be issued or reserved for issuance for options, rights and warrants as well as performance stock awards, restricted stock awards and stock bonuses.

     At December 31, 2001, Occidental had no equity compensation plans, pursuant to which options, rights or warrants could be granted, that were not approved by shareholders.

ITEM 6    SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA                                             Occidental Petroleum Corporation
Dollar amounts in millions, except per-share amounts                                                     and Subsidiaries
For the years ended December 31,                                 2001         2000         1999         1998         1997
========================================================   ==========   ==========   ==========   ==========   ==========
RESULTS OF OPERATIONS(a)
   Net sales                                               $   13,985   $   13,574   $    7,820   $    6,805   $    8,325
   Income from continuing operations                       $    1,186   $    1,569   $      568   $      325   $      217
   Net income(loss)                                        $    1,154   $    1,570   $      448   $      363   $     (390)
   Earnings(loss) applicable to common stock               $    1,154   $    1,571   $      442   $      346   $     (478)
   Basic earnings per common share from
      continuing operations                                $     3.18   $     4.26   $     1.58   $      .88   $      .39
   Basic earnings(loss) per common share                   $     3.10   $     4.26   $     1.24   $      .99   $    (1.43)
   Diluted earnings(loss) per common share                 $     3.09   $     4.26   $     1.24   $      .99   $    (1.43)

   Earnings before special items(b)                        $    1,328   $    1,326   $      253   $      104   $      691

FINANCIAL POSITION(a)
   Total assets                                            $   17,850   $   19,414   $   14,125   $   15,252   $   15,291
   Long-term debt, net and Altura non-recourse debt        $    4,065   $    5,185   $    4,368   $    5,367   $    4,925
   Trust Preferred Securities and preferred stock          $      463   $      473   $      486   $      243   $    1,177
   Common stockholders' equity                             $    5,634   $    4,774   $    3,523   $    3,120   $    3,109

   Dividends per common share                              $     1.00   $     1.00   $     1.00   $     1.00   $     1.00

AVERAGE SHARES OUTSTANDING (thousands)                        372,382      368,973      355,381      350,173      334,341
--------------------------------------------------------   ----------   ----------   ----------   ----------   ----------

(a) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements" for information regarding accounting changes, asset acquisitions and dispositions, discontinued operations, and charges for asset write-downs, litigation matters, environmental remediation and other costs and other special items affecting comparability.
(b) Earnings before special items reflects adjustments to net income(loss) to exclude the after-tax effect of certain infrequent transactions that may affect comparability between years. See the "Special Items" table for the specific nature of these items in 2001, 2000 and 1999. Management believes the presentation of earnings before special items provides a meaningful comparison of earnings between years to the readers of the consolidated financial statements. Earnings before special items is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCORPORATING ITEM 7A)

2001 BUSINESS ENVIRONMENT
     In this report, the term "Occidental" refers to Occidental Petroleum Corporation and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental is divided into two major operating businesses.

OIL AND NATURAL GAS INDUSTRY
     The market price of West Texas Intermediate (WTI) declined considerably during 2001, falling from around $30/bbl in January to less than $20/bbl in December. The fourth quarter was the weakest for oil prices since the third quarter of 1999. Overall, the crude oil market continued to indicate both long-term and short-term price uncertainty.
     NYMEX domestic natural gas prices were subject to greater volatility in 2001. Natural gas prices, which were over $5/thousand cubic feet (Mcf) in the fourth quarter of 2000, rose to $7/Mcf in the first quarter of 2001 and then declined significantly to less than $3/Mcf by year-end. Increased supply from heavy investment in drilling by the industry in 2000 and 2001, higher inventories and decreased demand combined to lower gas prices back to the level last seen in the first quarter of 2000.
     The number of U.S. onshore rigs in use climbed from under 500 in mid-1999 to over 1,100 in mid-2001, but the decline in oil and gas prices resulted in fewer than 800 rigs in use by the end of the year.

CHEMICAL INDUSTRY
     The chemical industry experienced a significant decrease in demand as the decade-long U.S. economic expansion gave way to a recession in March 2001 following a slowdown that began midway through 2000. Due to a pessimistic outlook and no near-term signs of economic recovery, customers and distributors continued with inventory reduction and limited purchases. Most Asian, European and South American countries also experienced an economic downturn similar to North American trends. Record-high energy prices and feedstock costs began to drop in the second quarter, but poor product demand for the year resulted in overall weaker prices and profit margins.

     Domestic chlorine demand decreased significantly in 2001, compared with 2000, due to poor demand for chlorine derivatives including vinyls, polyurethane chemicals, epichlorohydrin and others, which are primarily used in durable goods and consumer products. The poor chlorine demand resulted in chlorine prices declining throughout the year. Caustic soda prices peaked in the first half of the year due to major cutbacks in chlorine production. Demand was stable in the first half of the year but began to soften in the third quarter. Polyvinyl chloride (PVC) prices, but not margins, improved for a short time reflecting higher energy and feedstock prices during the first few months before reaching a peak in April, but weakened throughout the remainder of the year due to poor demand and increased industry capacity.

STRATEGIC OVERVIEW AND REVIEW OF BUSINESS RESULTS - 1999 - 2001

STRATEGY
     Occidental's overall strategy to add value for shareholders consists of three basic elements:

>> Shift corporate assets to large, long-lived oil and gas assets with growth potential
>>   Maintain financial discipline and strengthen the balance sheet
>>   Harvest cash from chemicals

     Implementation of this strategy included divesting interests in the natural gas pipeline segment and buying large "legacy" oil and gas assets in California and Texas that are expected to provide stable production, strong earnings and cash flow and a solid platform for new growth initiatives.

     At Occidental, financial discipline means prudently investing capital in projects that are expected to produce superior returns while strengthening the balance sheet to reduce both risk and earnings volatility.

     The chemicals business is being used to provide free cash flow.

SPECIFIC ACTIONS
OIL AND GAS
     The oil and gas business strategy has three parts that, together, are focused on adding new oil and natural gas reserves at a pace well ahead of production, while simultaneously keeping finding and development costs among the lowest in the industry.

>> Continue to add commercial reserves in and around core areas in the U.S., Middle East and Latin America through a combination of focused exploration and development programs.

>> Pursue commercial opportunities with host governments in core areas to enhance the development of mature fields with large volumes of remaining oil in place by applying appropriate technology and innovative reservoir-management practices.

>> Maintain a disciplined approach in buying and selling assets at attractive prices.

     Occidental's oil and gas business is currently concentrated in five U.S. states and nine foreign countries.
     The asset mix within each of these areas has been strengthened by the sale of properties with low or no current return and investment in assets with much higher performance potential. The results of these changes are discussed below in "Business Review - Oil & Gas."

CHEMICAL
     Occidental conducts its chemical operations through Occidental Chemical Corporation and its various subsidiaries and affiliates (collectively, OxyChem). OxyChem focuses on the chlorovinyls chain where it begins with ethylene and chlorine, which is co-produced with caustic soda, and converts them through a series of intermediate products into PVC. In order to strengthen its position along the chlorovinyls chain, Occidental entered into a major business alliance in 1999, a vinyls partnership with Geon (now known as PolyOne) named OxyVinyls, LP (OxyVinyls).

CORPORATE
     In July 2001, Occidental sold its interests in a subsidiary that owned a Texas intrastate pipeline and its interest in a liquefied natural gas (LNG) project in Indonesia. After-tax proceeds of approximately $750 million from these transactions were used to reduce debt.
     In April 2000, Occidental sold its interest in Canadian Occidental Petroleum Ltd., renamed Nexen Inc. (CanadianOxy or Nexen). After-tax proceeds, together with tax benefits from the disposition of oil-producing properties in Peru, totaling $700 million were used to reduce debt following the Altura acquisition.
     Occidental received $775 million from Chevron in a litigation settlement in November 1999, which was used mainly to reduce high-cost debt.

DEBT STRUCTURE
     Occidental's total debt comprises three components, as shown in the table below (amounts in millions):

                      Occidental           Other     Altura Non-
                          Public        Recourse        Recourse           Total
Date                        Debt            Debt            Debt            Debt(a)
================     ===========     ===========     ===========     ===========
12/31/97             $     4,965     $     1,361     $        --     $     6,326
12/31/98             $     5,402     $       776     $        --     $     6,178
12/31/99             $     4,401     $     1,047     $        --     $     5,448
April 2000(b)        $     5,766     $     1,009     $     2,400     $     9,175
12/31/00             $     3,544     $       912     $     1,900     $     6,356
12/31/01             $     4,119     $       771     $        --     $     4,890
----------------     -----------     -----------     -----------     -----------

(a) Includes Trust Preferred Securities, natural gas delivery commitment, preferred stock and capital lease obligations.
(b) Reflects, on a pro-forma basis, the effect of $1.2 billion in debt from the Altura acquisition on Occidental's debt as of April 2000.

     Occidental took full advantage of its increased production profile and high oil and gas prices over an eighteen-month period in 2000 and 2001 to reduce total debt. The Altura purchase increased pro-forma debt to nearly $9.2 billion in April 2000. By the end of 2001, total debt had been lowered to $4.9 billion, $1.4 billion below the year-end total in 1997. Occidental's public debt at year-end 2001 is more than $800 million below the year-end 1997 level and more than $275 million below year-end 1999.
     Occidental's other recourse debt, which includes preferred stock and Trust Preferred Securities in the above table, decreased from $1.4 billion in 1997 to $771 million in 2001.

          Total Debt/Capitalization Ratio (%)

Date                                Total Debt/Capitalization Ratio
===============================     ===============================
12/31/97                                          67%
12/31/98                                          66%
12/31/99                                          61%
April 2000(a)                                     71%
12/31/00                                          57%
12/31/01                                          46%
-------------------------------     -------------------------------

(a) Reflects, on a pro-forma basis, the effect of $1.2 billion in debt from the Altura acquisition on Occidental's public debt as of April 2000.

     Occidental's year-end 2001 total debt-to-capitalization ratio has declined to approximately 46 percent from the 67-percent level that existed at the end of 1997. The debt-to-capitalization ratio is computed by dividing total debt by total capitalization, excluding minority interest.

BUSINESS REVIEW - OIL AND GAS
     Occidental's overall performance during the past three years reflected the successful implementation of its oil and gas business strategy, beginning with the 1998 $3.5 billion acquisition of the Elk Hills oil and gas field in California. Elk Hills is one of the top ten oil and gas fields in the U.S. and the largest source of gas in California. The Elk Hills acquisition was followed in April 2000 by the purchases of Altura Energy in Texas for $3.6 billion and the much smaller THUMS property in Long Beach for $110 million.
     At the end of 2001, these three assets made up 65 percent of Occidental's worldwide proven oil reserves and 52 percent of its proven gas reserves. On a barrel of oil equivalent (BOE) basis, they accounted for 63 percent of worldwide reserves. In 2001, the combined production from these assets averaged approximately 266,000 BOE per day, which represents 56 percent of Occidental's total worldwide production.

ALTURA ACQUISITION
     Occidental completed the acquisition of the Altura properties on April 19, 2000. In the relatively short period since the acquisition, the Altura properties have generated nearly $1.2 billion in operating cash flow after capital expenditures of approximately $350 million.
     Net production averaged 140,000 BOE per day in 2001.
     The Altura properties were successfully integrated with Occidental's existing Permian operations, making Occidental the largest oil producer in Texas.
     With the Altura acquisition, Occidental has become a world leader in carbon dioxide (CO2) flood technology, an enhanced oil recovery technique that involves injecting CO2 into oil reservoirs where it acts as a solvent causing the oil to flow more freely so it can be pumped to the surface. Currently, Occidental's CO2 floods provide about half of its oil production in the Permian Basin.

MILNE POINT - BRAVO DOME SWAP
     In late 2000, Occidental swapped its 9-percent interest in the Milne Point oil field in Alaska operated by BP p.l.c. (BP) for BP's 75-percent working interest in the Bravo Dome CO2 unit in northern New Mexico. Bravo Dome CO2 production averaged approximately 320 million cubic feet per day in 2001.
     Because of third-party sales commitments, Bravo Dome currently meets approximately one-third of Occidental's CO2 demand in the Permian Basin.

THUMS
     At year-end 2001, net production from the THUMS oil property in Long Beach, CA was averaging 30,000 barrels per day, an increase from approximately 25,000 barrels per day at the end of 2000.
     In December 2001, work began on a 3-D vertical seismic profile survey, which is expected to be completed in the first quarter of 2002. The results of this survey are expected to assist in planning for the future development of the properties.
     Occidental plans to build a 45-megawatt gas-fired power plant to enhance THUMS' value. Since production at THUMS depends on electric submersible pumps, electricity is the single largest component of this operation's cost structure. Moreover, the supply of electricity is interruptible, meaning that when power is in short supply, service may be interrupted to accommodate other users such as domestic households. The new power plant will allow THUMS to generate its own secure supply of electricity from its untapped natural gas resources, while simultaneously lowering operating costs. Any excess electricity can be sold back to the local electricity grid. The permitting process and pre-construction activities are progressing well, and construction is expected to commence in the first half of 2002.

GULF OF MEXICO
     In July 2000, Occidental monetized its interests on the Continental Shelf in the Gulf of Mexico (GOM) and the proceeds were used to reduce debt. Also refer to "Acquisitions, Dispositions and Commitments - 2000" for further information.
     The development in the GOM is currently focused on the deep water Horn Mountain oil discovery in which Occidental has a one-third interest and BP is the operator. The discovery well, which was drilled to a depth of nearly 14,000 feet, is located about 60 miles off the Louisiana-Mississippi coast in 5,400 feet of water.

     Gross proved reserves exceed 100 million BOE with production scheduled to begin late in 2002. Production is expected to peak in 2003 with Occidental's peak share estimated at 21,000 BOE per day.

ELK HILLS
     As a result of sustained capital investment, production increased in 2001 to approximately 99,000 BOE per day from approximately 96,000 BOE per day in 1999 and 2000. Elk Hills has generated total free cash flow, after capital expenditures, of approximately $2.4 billion since Occidental acquired the asset in early 1998.
     Since the date of acquisition, Occidental has replaced 108 percent of its total Elk Hills oil and gas production of 136 million BOE. At the end of 2001, the property still had an estimated 437 million BOE of proved reserves, compared to the 425 million BOE that were recorded at the time of the acquisition.

MIDDLE EAST
OMAN
     Occidental's Oman business centers on its 300-million barrel discovery in Block 9. Occidental has produced more than 150 million gross barrels from the Block, most of it from the Safah field.
     Net production to Occidental averaged 14,000 barrels of oil per day in the fourth quarter, and Occidental expects to expand its Oman business over the next few years.
     Occidental uses multi-lateral horizontal wells to increase production and recovery rates and to minimize the number of wells needed. Today, 60 percent of Occidental's production in Oman relies on horizontal wells. A new waterflood program is currently under way at Safah that will enhance production and improve the ultimate recovery of reserves from the field.

YEMEN
     In Yemen, Occidental's net production averaged 33,000 barrels of oil per day in 2001, with 29,000 coming from the Masila field and the remainder from East Shabwa. A series of step-out wells are planned for Masila in 2002 that are expected to add new reserves.
     In 2001, Occidental completed a 3-D seismic program in Block 20. Preliminary analysis of these data was completed, and plans are under way to begin drilling two exploratory wells in Block 20 in late 2002. In addition, a 3-D seismic program is beginning in the first quarter of 2002 in Block 44. Analysis of seismic data for Block 59, which is part of the under-explored southern portion of the Rub al Khali desert, has been completed and a test well began drilling in January 2002.

QATAR
     In Qatar, Occidental successfully reversed 25 years of declining production in the Idd el Shargi North Dome field. By introducing advanced drilling systems and by applying new waterflooding and reservoir characterization techniques, gross production increased from 20,000 barrels per day to more than 100,000 barrels per day, peaking at 138,000 barrels in 1998.
     Occidental is developing the South Dome field as a satellite to the North Dome, which reduces the overall capital requirement of the two projects. Combined production from the two fields in the fourth quarter of 2001 was 43,000 barrels per day, net to Occidental.
     Occidental also has implemented a waterflood program in the North Dome's Shuaiba Reservoir and is currently evaluating a second-generation redevelopment project.
     Occidental is also pursuing new exploration opportunities in Qatar.

SAUDI ARABIA
     In Saudi Arabia, Occidental has a 20-percent interest in the Core Venture Two consortium, which expects to invest in the Red Sea area to help the Kingdom identify and develop new natural gas reserves for the domestic market.
     The Red Sea venture currently consists of development of discovered gas from the Midyan and Barqan fields in the northwest part of the Kingdom, and construction of related gas-processing and pipeline facilities. The consortium expects to build at least one power plant and possibly a water-desalination unit and will also evaluate the potential for a petrochemical plant.
     The project also calls for onshore and offshore exploration in Blocks 40 to 49 located in and along the Red Sea. Exploration success in these blocks will lay the foundation for additional investment opportunities in power generation, water desalination and petrochemicals in the western part of the Kingdom.
     An initial agreement was signed with the Kingdom on June 3, 2001. Final agreements are currently expected to be signed in 2002.

OTHER EASTERN HEMISPHERE
PAKISTAN
     Occidental holds oil and gas interests in the Badin Blocks in Pakistan, which BP operates. Current gross production is 65,000 BOE per day. Occidental's net share is approximately 16,000 BOE per day.
     Current plans call for drilling 13 to 15 wells per year to develop new and existing fields by the end of 2003, and Occidental continues to evaluate additional exploration opportunities.

RUSSIA
     In Russia, Occidental's 50-percent joint venture company, Vanyoganneft, produced approximately 28,000 BOE, net to Occidental, in the fourth quarter of 2001.

INDONESIA
     In July 2001, Occidental sold its interest in the Tangguh LNG project in Indonesia, which was in its initial phase of development, to Mitsubishi Corporation of Japan for a sale price of $480 million. The proceeds were used in Occidental's debt-reduction program.

LATIN AMERICA
COLOMBIA
     In 2001, production from Occidental's Cano Limon operations in Colombia was substantially reduced from 2000 and 1999 levels due to a record number of attacks by local left-wing terrorist groups on the pipeline, which is operated by Ecopetrol. Nevertheless, Occidental's net share of 2001 production averaged 18,000 barrels of oil per day and this operation continues to be profitable. This operation accounts for less than one percent of Occidental's worldwide assets and only three percent of total worldwide reserves and four percent of worldwide oil and gas production at year-end 2001. Occidental presently anticipates that it will recover the proved reserves attributable to its contract. The potential rewards are significant when the pipeline is fully operational.
     The Gibraltar exploration well, which was drilled approximately 100 miles west of Cano Limon, did not encounter commercial quantities of hydrocarbons, and the $66 million cost of the well was written off in 2001.

ECUADOR
     In 2000, Occidental farmed out a 40-percent economic interest in Block 15 in Ecuador to Alberta Energy Company Ltd. (AEC). This transaction reduced Occidental's exposure in Ecuador and is expected to largely fund its capital program in-country through 2004.
     Gross production in Block 15 is currently flat with 2001 average production of approximately 30,000 barrels of oil per day, with 13,000 barrels net to Occidental.
     Occidental has begun development of the Eden-Yuturi oil field in the southeastern corner of Block 15. The start-up of production is scheduled to coincide with the completion of the Oleoducto de Crudos Pesados (OCP) Ltd. heavy-oil pipeline in 2003. In addition, work is being carried out in the western portion of the block in and around fields currently in production. The combined effect of these projects is expected to add net incremental production of 30,000 barrels per day to Occidental's production profile.
     In addition, Occidental is expanding its exploration activities in Block 15 with an aggressive 3-D seismic program.
     Foreign oil companies, including Occidental, have been paying Value Added Tax (VAT), generally calculated on the basis of 10-12 percent of expenditures for goods and services used in the production of oil for export. Until 2001, these VAT payments were reimbursed to the oil companies because they are incurred for the production of an export product. In 2001, the Ecuador tax authority announced that these VAT payments do not qualify for reimbursement. In response, the affected oil companies filed actions in the Ecuador Tax Court to seek a judicial determination that the expenditures are subject to reimbursement. Occidental believes that it has a valid claim for reimbursement under applicable Ecuador tax law and historic precedent.

BUSINESS REVIEW - CHEMICAL
     Although industry volumes improved in early 2001 following weak second-half 2000 demand, PVC resin sales in North America lagged 2000 levels by 8 percent through June 2001. Overall demand declined 2.6 percent from 2000 to 2001. Significant oversupply of PVC resin combined with continued inventory reductions by customers resulted in North American PVC industry operating rates of around 80 percent in 2001, versus 85 percent in 2000.
     PVC resin prices increased only slightly in the first half of 2001, but declined throughout the remainder of the year. Higher exports in 2001 prevented operating rates from falling lower, but export sales returned only minimal margins.
     On June 1, 2001, OxyChem temporarily idled its Ingleside, TX ethylene dichloride (EDC) plant and on December 27, 2001, OxyChem temporarily idled the Deer Park chlor-alkali plant in Houston, TX due to a combination of deteriorating prices and weak demand. These facilities will remain idle until economic conditions improve.
     In Occidental's chlor-alkali business, reduced demand for chlorine led to significantly reduced operating rates. OxyChem's operating rate, as a percent of capacity, fell from 92 percent in 2000 to 84 percent in 2001. The chlorine industry's 2001 operating rate was 85 percent compared to 92 percent for 2000. Despite reduced liquid caustic production, caustic prices declined in the second half of the year on weak demand. As 2001 progressed, chlorine prices fell due to declining demand, especially in the global vinyls market. Operations at the Convent chlor-alkali and EDC plant, which had been curtailed, were recommenced in 2001.
     Record-high energy costs in the first quarter of 2001 adversely affected earnings. For the total year, energy costs were higher than 2000, but well below first quarter levels. Feedstock costs followed the same trend as energy costs.
     Petrochemical margins were under pressure throughout 2001 due to weak demand and significant capacity additions by BASF/AtoFina, Formosa Plastics and Union Carbide/Nova Chemical. Lower feedstock costs in the fourth quarter were offset by lower prices due to continued weak demand.
     The primary goal of Occidental's chemical business is to provide free cash flow. From 1995 through 2001, total cash flow from the chemicals business was $3.8 billion, including asset sales, net of acquisitions, of $1.0 billion.

2002 OUTLOOK
OIL AND GAS
     The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand and the availability of supply.

     In the fourth quarter of 2001, worldwide oil prices weakened considerably and have remained lower than their ten-year averages in the first quarter of 2002. Sustained low prices will significantly impact profitability and returns for Occidental and other upstream producers. However, the industry has historically experienced wide fluctuations within price cycles.
     While fundamentals are a decisive factor affecting crude oil prices over the long term, day-to-day prices may be more volatile in the futures markets; such as on the NYMEX and other exchanges, which make it difficult to accurately predict oil and natural gas prices. In the short term, other factors such as weather patterns do have a significant effect, particularly on natural gas prices. In the United States, increased gas supplies from large capital investment over the past year, combined with a later winter, resulted in inventory levels at the end of 2001 exceeding the average of the preceding five years by 20 percent.
     The combination of higher gas supplies and lower demand, which is continuing into the first quarter of 2002, is expected to result in significantly lower average gas price realizations for Occidental in 2002 than in 2001.

CHEMICAL
     The performance of the chemical business is difficult to forecast, but this business is capable of contributing significant earnings and cash flow when demand is strong.
     Industry operating rates in the chlor-alkali/vinyls business are expected to recover gradually in 2002.

CHLOR-ALKALI
     Domestic chlorine demand is expected to increase by nearly 2 percent in 2002, which should allow the industry's operating rates to improve in the absence of capacity additions. Liquid caustic pricing is expected to continue to be weak.
     The domestic chlorine market price is expected to improve gradually throughout 2002 as the vinyls demand for chlorine increases. Liquid caustic pricing peaked in the second quarter of 2001 and is expected to decline through the second quarter of 2002. In late 2001, OxyChem temporarily idled its Deer Park, TX chlor-alkali facility until economic conditions improve.

VINYLS
     While the beginning of a weak recovery is expected in the second half of 2002, continued supply/demand imbalances in PVC markets will likely prevent all but seasonal product price increases. Continued pressure on raw materials, particularly ethylene, should result in relatively stable, albeit low, price spreads over raw materials.
     Overall, North American PVC growth is expected to average only 2.6 percent in 2002, reflecting weak consumer confidence and low GDP growth. While PVC will continue to make inroads into new markets, the high-volume construction and automotive end markets for PVC products will likely remain well below peak demand levels. North American PVC industry operating rates are expected to average between 80-85 percent for the year.

PETROCHEMICALS (EQUISTAR PARTNERSHIP)
     In January 2002, Occidental and Lyondell Chemical Company (Lyondell) agreed, in principle, for Occidental to sell its share of Equistar to Lyondell and to purchase an equity interest of approximately 21 percent in Lyondell. These transactions are subject to the execution of definitive documents and corporate and regulatory approvals. In connection with the agreement in principle, Occidental wrote down its investment in the Equistar partnership by $240 million, after tax, in December 2001. Occidental will continue to reflect its share of Equistar's results until the transaction closes, which is expected in the second quarter of 2002.

INCOME SUMMARY
     Occidental reported net income of $1.2 billion ($3.10 per share) in 2001, on net sales of $14.0 billion, compared with net income of $1.6 billion ($4.26 per share) in 2000, on net sales of $13.6 billion. Earnings before special items were $1.3 billion in 2001 and 2000.

SEGMENT OPERATIONS
     The following discussion of Occidental's two operating segments and corporate items should be read in conjunction with Note 15 to the Consolidated Financial Statements.
     Segment earnings exclude interest income, interest expense, unallocated corporate expenses and extraordinary items, but include gains and losses from dispositions of segment assets and results from equity investments.

     Foreign income and other taxes and certain state taxes are included in segment earnings on the basis of operating results. U.S. federal income taxes are not allocated to segments except for amounts in lieu thereof that represent the tax effect of operating charges resulting from purchase accounting adjustments, and the tax effects resulting from major, infrequently occurring transactions, such as asset dispositions and legal settlements that relate to segment results. Segment earnings in 2001 were affected by $14 million of net charges allocated comprising $56 million of charges and $42 million of credits in oil and gas and chemical, respectively. The oil and gas amount included a charge for the sale of the Indonesian Tangguh LNG project. The chemical amount included credits for the sale of certain chemical operations. Segment earnings in 2000 were affected by $25 million from net charges allocated comprising $32 million of charges and $7 million in credits in oil and gas and chemical, respectively. The oil and gas amount included a charge for the monetization of the GOM Continental Shelf assets. The chemical amount included a net charge for the sale of certain chemical operations. Segment earnings in 1999 were affected by $212 million from net charges allocated comprising $228 million of charges and $16 million of credits in oil and gas and chemical, respectively. The oil and gas amount included a charge related to the income on the Chevron litigation settlement and a credit for losses on sales of assets.

     The following table sets forth the sales and earnings of each operating segment and corporate items:

SEGMENT OPERATIONS

In millions
For the years ended December 31,       2001       2000       1999
================================   ========   ========   ========
SALES
Oil and Gas                        $ 10,893   $  9,779   $  4,599
Chemical                              3,092      3,795      3,221
                                   --------   --------   --------
                                   $ 13,985   $ 13,574   $  7,820
================================   ========   ========   ========
EARNINGS(LOSS)
Oil and Gas                        $  2,845   $  2,417   $  1,267
Chemical                               (394)       169        (37)
                                   --------   --------   --------
                                      2,451      2,586      1,230
Unallocated corporate items
   Interest expense, net(a)            (263)      (380)      (468)
   Income taxes(c)                     (366)      (861)       (68)
   Trust preferred distributions        (56)       (67)       (62)
     and other
   Other (b)                           (580)       291        (64)
                                   --------   --------   --------

Income before extraordinary
  items and effect of changes in
  accounting principles               1,186      1,569        568
Extraordinary gain(loss), net            (8)         1       (107)
Cumulative effect of changes in
  accounting principles, net            (24)        --        (13)
                                   --------   --------   --------
Net Income                         $  1,154   $  1,570   $    448
================================   ========   ========   ========

(a) The 2001 and 2000 amounts are net of $102 million and $106 million, respectively, of interest income on notes receivable from Altura partners.
(b) The 2001 amount includes the after-tax loss of $272 million related to the sale of the entity that owns pipelines in Texas that were leased to a former subsidiary, a $109 million charge for environmental remediation expenses and $104 million of preferred distributions to the Altura partners. The 2000 amount includes the pre-tax gain on the sale of the CanadianOxy investment of $493 million, partially offset by preferred distributions to the Altura partners of $107 million. The preferred distributions are essentially offset by the interest income discussed in
     (a) above.
(c) The 2001 amount excludes the income tax benefit of $188 million attributed to the sale of the entity that owns pipelines in Texas.

<
OIL AND GAS

In millions, except as indicated              2001         2000         1999
=====================================     ========     ========     ========
SEGMENT SALES                             $ 10,893     $  9,779     $  4,599
SEGMENT EARNINGS                          $  2,845     $  2,417     $  1,267
EARNINGS BEFORE SPECIAL ITEMS(a)          $  2,439     $  2,404     $    841
NET PRODUCTION PER DAY
  UNITED STATES
     Crude oil and liquids (MBBL)
        California                              76           70           52
        Permian                                137          101           13
        U.S. Other                              --            1            8
                                          --------     --------     --------
           Total                               213          172           73
     Natural Gas (MMCF)
        California                             303          306          287
        Hugoton                                159          168          172
        Permian                                148          119           55
        U.S. Other                              --           66          148
                                          --------     --------     --------
           Total                               610          659          662
  LATIN AMERICA
     Crude oil & condensate (MBBL)
        Colombia                                18           32           43
        Ecuador                                 13           17           15
        Peru                                    --           --           38
                                          --------     --------     --------
           Total                                31           49           96
  EASTERN HEMISPHERE
     Crude oil & condensate (MBBL)
        Oman                                    12            9           15
        Pakistan                                 7            6            5
        Qatar                                   43           49           58
        Russia                                  27           26           27
        Yemen                                   33           32           32
                                          --------     --------     --------
           Total                               122          122          137
     Natural Gas (MMCF)
        Bangladesh                              --           --            8
        Pakistan                                50           49           44
                                          --------     --------     --------
           Total                                50           49           52

BARRELS OF OIL EQUIVALENT (MBOE)               476          461          425
AVERAGE SALES PRICES
  CRUDE OIL PRICES (per barrel)
     U.S.                                 $  21.74     $   26.66    $  15.81
     Latin America                        $  19.95     $   26.01    $  13.20
     Eastern Hemisphere                   $  21.32     $   25.14    $  15.86
  GAS PRICES (per thousand cubic feet)
     U.S.                                 $   6.40     $   3.66     $   2.09
     Eastern Hemisphere                   $   2.29     $   1.99     $   1.17
EXPENSED EXPLORATION(b)                   $    184     $     94     $     75
CAPITAL EXPENDITURES
   Development                            $    918     $    582     $    302
   Exploration                            $    171     $    132     $    103
   Acquisitions and other(c, d)           $    134     $     77     $     69
-------------------------------------     --------     --------     --------

(a) Earnings before special items represents segment earnings adjusted for the effect of certain infrequent transactions that may affect comparability between years. Earnings before special items is not considered to be an alternative to operating income in accordance with generally accepted accounting principles. See "Special Items" table for a list of special items affecting earnings.
(b) Includes certain amounts previously shown in exploration capital expenditures. The 2001 amount includes a $66 million write-off of the Gibraltar well in Colombia.
(c) Includes mineral acquisitions but excludes significant acquisitions individually discussed in this report.
(d) Includes capitalized portion of injected CO2 of $48 million and $44 million in 2001 and 2000, respectively.

     Occidental explores for and produces oil and natural gas, domestically and internationally. Occidental seeks long-term growth and improvement in profitability and cash flow through a combination of increased operating efficiencies in core assets, enhanced oil recovery projects, focused exploration opportunities and complementary property acquisitions.

     Earnings before special items in 2001 were $2.44 billion compared with $2.40 billion in 2000. The increase in earnings before special items reflected primarily the impact of higher natural gas prices and higher production volumes, partially offset by lower worldwide crude oil prices and higher exploration expense.
     Approximately 54 percent of oil and gas sales revenues for 2001 were attributable to oil and gas trading activity, compared with approximately 50 percent in 2000 and 43 percent in 1999. These trading activities focus on obtaining the highest sale price available. Occidental also occasionally engages in hedging activities for relatively small parts of its total production to reduce exposure to price risk, thereby mitigating cash-flow volatility. Refer to "Derivative and Hedging Activities" for a complete discussion. Other than the positive effect on oil and gas realized prices, the results of trading activities are not significant.
     The increase in oil and gas trading revenues from 2000 to 2001 was due to a 14-percent increase in the volume of oil and gas trades and a 49-percent increase in gas prices. The revenue was also positively affected by an increase in the volume of Natural Gas Liquids (NGLs), although this impact was not significant. These positive effects were partially offset by an 18-percent decrease in oil prices associated with the trading contracts.

CHEMICAL

In millions, except as indicated                   2001         2000         1999
==========================================     ========     ========     ========
SEGMENT SALES                                  $  3,092     $  3,795     $  3,221
SEGMENT (LOSS) EARNINGS                        $   (394)    $    169     $    (37)
EARNINGS BEFORE SPECIAL ITEMS(a)               $     41     $    293     $    147
KEY PRODUCT INDEXES (1987 through
     1990 average price = 1.0)
   Chlorine                                        0.74         1.58         0.79
   Caustic soda                                    1.33         0.69         0.66
   Ethylene Dichloride                             0.61         1.37         0.97
   PVC commodity resins(c)                         0.68         0.95         0.70
KEY PRODUCT VOLUMES
   Chlorine (thousands of tons)                   2,847        2,977        3,230
   Caustic soda (thousands of tons)               2,857        3,168        3,223
   Ethylene Dichloride (thousands of tons)          735          979        1,080
   PVC commodity resins
      (millions of pounds)                        3,950        3,902        3,454
CAPITAL EXPENDITURES(b)
   Basic chemicals                             $     37     $     49     $     35
   Vinyls                                      $     55     $     61     $     25
   Specialty businesses                        $     25     $     41     $     50
   Other                                       $      3     $      4     $      6
------------------------------------------     --------     --------     --------

(a) Earnings before special items represents segment earnings adjusted for the effect of certain infrequent transactions that may affect comparability between years. Earnings before special items is not considered to be an alternative to operating income in accordance with generally accepted accounting principles. See "Special Items" table for a list of special items affecting earnings.
(b) Excludes the formation of OxyVinyls and the acquisition of the balance of INDSPEC in 1999.
(c) Product volumes produced at PolyOne facilities contributed to OxyVinyls are excluded from the product indexes.

     Earnings before special items were $41 million in 2001, compared with $293 million in 2000. The decrease in earnings before special items reflected the impact of lower average prices for chlorine, EDC and PVC resins and a loss from the Equistar equity investment compared with income from the prior year, partially offset by higher prices for caustic soda and lower raw-material and feedstock costs.
     Earnings before special items were $293 million in 2000, compared with $147 million in 1999. The increase in earnings before special items primarily reflected the impact of higher average prices for chlorine, EDC and PVC resins, partially offset by higher raw-material and feedstock costs.

SPECIAL ITEMS
     Special items are significant, infrequent items reflected in the Consolidated Statements of Operations that may affect comparability between years. These items are listed below to assist in understanding the results of Occidental's operations on an ongoing basis. The special items included in the 2001, 2000 and 1999 results are detailed below. For further information, see
Note 15 to the Consolidated Financial Statements and the discussion above.

SPECIAL ITEMS

Benefit (Charge)  In millions                    2001        2000        1999
=========================================     =======     =======     =======
OIL AND GAS
  Gain on sale of interest in the
    Indonesian Tangguh LNG project(a)         $   399     $    --     $    --
  Gain on sale of additional interests in
    Gulf of Mexico assets(a)                        7          --          --
  Gain on partial sale of Gulf of Mexico
    assets(a)                                      --          39          --
  Write-down of various assets, real
    estate and investments                         --         (53)         (9)
  Loss on sale of office building(a)               --         (14)         --
  Chevron litigation  settlement(a)                --          --         488
  Write-down of Peru producing
    operations(a)                                  --          --         (29)
  Claims, settlements,
    reorganization and other                       --          --         (35)
  Gain on buyout of contingency
   payment(a)                                      --          41          --
  Gain on receipt of contingency
    payment                                        --          --          11
-----------------------------------------     -------     -------     -------
CHEMICAL
  Write-down of Equistar investment           $  (412)    $    --     $    --
  Credit from state tax rate adjustment            14          --          --
  Write-down of chemical intermediate
    businesses and various assets                  --        (135)       (159)
  Gain on sale of Durez business(a)                --          13          --
  Loss on foreign investment
    abandonment (a)                                --          (2)         --
  Write-downs by Equistar                          --          --         (28)
  Severance, plant shutdown, idling and
    plant write-down costs                        (37)         --          --
  Gain on sale of chemical plant by
    Equistar                                       --          --          12
  Claims and settlements                           --          --          (9)
-----------------------------------------     -------     -------     -------
CORPORATE
  Loss on sale of pipeline-owning
   entity (a)                                 $  (272)    $    --     $    --
  Environmental remediation                      (109)         --          --
  Settlement of state tax issue                    70          --          --
  Gain on sale of CanadianOxy
    investment                                     --         493          --
  Claims and settlements                           --         (17)         --
  Extraordinary (loss)gain on debt
    redemption(a)                                  (8)          1        (107)
  Insurance dividend                                6          11          18
  Changes in accounting principles(a)             (24)         --         (13)
  Tax effect of pre-tax adjustments               192        (133)         55
-----------------------------------------     -------     -------     -------

(a)  These amounts are shown after-tax.

CONSOLIDATED OPERATIONS - REVENUES

SELECTED REVENUE ITEMS

In millions                                         2001         2000         1999
===========================================     ========     ========     ========
Net sales                                       $ 13,985     $ 13,574     $  7,820
Interest, dividends and other income            $    223     $    263     $    913
Gains(losses) on disposition of assets, net     $     10     $    639     $    (13)
(Loss)income from equity investments            $    (92)    $     67     $     41
-------------------------------------------     --------     --------     --------

     The increase in sales in 2001, compared to 2000, primarily reflected higher natural gas prices and higher oil and gas trading revenue, in turn, due to higher oil and gas trading volumes and higher gas prices, partially offset by lower crude oil and chemical prices. The increase in sales in 2000, compared with 1999, primarily reflected higher worldwide crude oil and natural gas prices, higher domestic oil production, mainly from the Altura and THUMS acquisitions, higher oil and gas trading activity and the inclusion of the full year revenues from OxyVinyls, partially offset by lower international oil production.
     Interest, dividends and other income in 2001 and 2000 included interest income on the notes receivable from the Altura partners of $102 million and $106 million, respectively. Interest, dividends and other income in 1999 included the favorable litigation settlement of $775 million.
     Gains on disposition of assets in 2001 included the pre-tax gain of $454 million on the sale of the interest in the Tangguh LNG project and the pre-tax loss on the sale of an interest in the subsidiary that leased a pipeline to Occidental's former MidCon subsidiary of $459 million. Gains on disposition of assets in 2000 included the pre-tax gain of $493 million on the sale of the CanadianOxy investment, the pre-tax gain of $61 million on the partial sale of the Gulf of Mexico assets, the pre-tax gain of $63 million on the receipt of contingency payments related to a prior-year sale of a Dutch North Sea subsidiary and the pre-tax gain of $34 million on the sale of the Durez business.
     The loss from equity investments in 2001, compared with income from equity investments in 2000, was primarily due to a loss of $89 million from the Equistar equity investment in 2001. The increase in income from equity investments in 2000, compared with 1999, was due to higher earnings at Equistar.

CONSOLIDATED OPERATIONS - EXPENSES

SELECTED EXPENSE ITEMS

In millions                                 2001         2000         1999
===================================     ========     ========     ========
Cost of sales                           $  9,488     $  8,963     $  5,269
Selling, general and administrative
  and other operating expenses          $    675     $    691     $    645
Write-down of assets                    $    415     $    180     $    212
Minority interest                       $    143     $    185     $     58
Exploration expense                     $    184     $     94     $     75
Interest and debt expense, net          $    392     $    518     $    498
-----------------------------------     --------     --------     --------

     The increase in cost of sales in 2001, compared with 2000, primarily reflected higher costs related to increased oil and gas trading volumes, higher prices for gas trading and higher production volumes. The increase in cost of sales in 2000, compared with 1999, primarily reflected the higher costs related to oil and gas trading, higher domestic oil production volumes and higher raw-material and energy costs in the chemical segment.
     Selling, general and administrative and other operating expenses decreased in 2001, compared to 2000, due mainly to a decrease in chemical selling costs. Selling, general and administrative and other operating expenses increased in 2000, compared to 1999, due to the increase in oil and gas production taxes resulting from higher oil and gas prices and the acquisition-related higher production, partially offset by lower other costs.
     Write-down of assets in 2001 included the write-down of the Equistar equity investment. The 2000 amount includes the write-down of certain oil and gas investments and the write-down of the chemical intermediate businesses. The 1999 amount includes the write-down of the Peru producing operations and the write-down of the chemical intermediate business.
     Minority interest in 2001 and 2000 included preferred distributions to the Altura partners of $104 million and $107 million, respectively.
     Exploration expense in 2001 included expensing higher-cost exploration wells, primarily the Gibraltar well in Colombia of $66 million.
     The decrease in interest and debt expense in 2001, compared with 2000, reflected lower outstanding debt levels and lower interest rates. The increase in interest and debt expense, net in 2000, compared to 1999, reflected the interest on the Altura non-recourse debt, partially offset by lower outstanding corporate debt levels.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

In millions                        2001        2000        1999
                                =======     =======     =======
NET CASH PROVIDED               $ 2,652     $ 2,401     $ 1,044

     The higher operating cash flow in 2001, compared with 2000, resulted from higher recurring non-cash charges, including depreciation, depletion and amortization, exploration expenses and a loss from equity investments.
     The higher operating cash flow in 2000, compared with 1999, resulted mainly from higher earnings before special items. Depreciation, depletion and amortization of assets increased due to the increase in property, plant and equipment from the Altura acquisition.
     Other non-cash charges in 2001 included the write-down of the Equistar investment and environmental remediation accruals. Other non-cash charges in 2000 included the write-down of the chemical intermediate businesses and other miscellaneous items. Other non-cash charges in 1999 included the write-down of chemical assets and other miscellaneous items. See the "Special Items" table on page 19. Each of the three years also included charges for employee benefit plans and other items.

INVESTING ACTIVITIES

In millions                        2001        2000        1999
                                =======     =======     =======
NET CASH(USED) PROVIDED         $  (736)    $(3,097)    $ 1,591

     The 2001 amount included the gross proceeds of $863 million from the sale of the entity that owns pipelines in Texas and the sale of Occidental's interest in the Tangguh LNG project in Indonesia.
     The 2000 amount included the gross proceeds of approximately $800 million from the sale of the CanadianOxy investment, gross proceeds of $150 million from the sale of the Durez business and approximately $342 million from the monetization of the GOM assets. The 2000 amount also included approximately $3.7 billion for the purchases of Altura and THUMS.
     The 1999 amount included the proceeds from the $1.4 billion note receivable and the $775 million proceeds from the Chevron litigation settlement. The 1999 amount reflected lower capital expenditures and also reflected net cash used of $113 million in connection with the formation of OxyVinyls.

CAPITAL EXPENDITURES

IN MILLIONS                        2001        2000        1999
===========================     =======     =======     =======
Oil and Gas                     $ 1,223     $   791     $   474
Chemical                            120         155         116
Corporate and other                  58           6          11
                                -------     -------     -------
TOTAL                           $ 1,401     $   952     $   601
===========================     =======     =======     =======

     Oil and gas capital expenditures were significantly higher in 2001 reflecting higher oil field service costs and higher development spending resulting, primarily, from a larger asset base. Amounts from all three years exclude any significant acquisitions.
     Occidental's capital spending budget for 2002 is $1.1 billion. Of the total, approximately $1 billion will be allocated to oil and gas, with Qatar, Elk Hills and the Permian Basin receiving the highest priority.

FINANCING ACTIVITIES

In millions                        2001        2000        1999
                                =======     =======     =======
NET CASH (USED)PROVIDED         $(1,814)    $   579     $(2,517)

     The 2001 amount reflected the repayment of $2.3 billion of long-term and non-recourse debt, partially offset by proceeds of $861 million from new long-term debt.
     The 2000 amount reflected the proceeds from the $2.4 billion non-recourse debt offset by repayments of $1.4 billion on the long-term and non-recourse debt. The 2000 amount also includes the first year of purchases made to satisfy delivery commitments under the gas pre-sale commitment that was signed in 1998.
     The 1999 amount reflected the repayment of commercial paper and long-term debt.
     Occidental paid common stock dividends of $372 million in 2001 and $369 million in 2000 and paid preferred and common stock dividends of $363 million in 1999. In 1999, a total of 4,847,130 shares of CXY-indexed convertible preferred stock were converted by the holders into 15,708,176 shares of Occidental's common stock. At the end of 2001, 2000 and 1999, Occidental had no preferred stock outstanding. However, most of the Trust Preferred Securities issued in January 1999 by Oxy Capital Trust I, a wholly-owned subsidiary of Occidental, remain outstanding at December 31, 2001.
     Occidental has a centralized cash-management system that funds the working capital and capital expenditure requirements of its various subsidiaries. There are no provisions under existing debt agreements that significantly restrict the ability to move funds among operating entities.

ADDITIONAL CONSIDERATIONS REGARDING FUNDING AND LIQUIDITY
     In the course of its business activities, Occidental pursues a number of projects and transactions to meet its core business objectives. The accounting and financial statement treatment of these transactions is a result of the varying methods of funding employed. Occidental also makes commitments on behalf of unconsolidated entities. These transactions, or groups of transactions, are recorded in compliance with generally accepted accounting principles and, unless otherwise noted, are not recorded on Occidental's balance sheets. The following is a description of the business purpose and nature of these transactions.

>> CHEMICAL TRANSACTIONS
TAFT COGENERATION FACILITY
     Occidental has undertaken certain commitments in connection with the construction and leasing of a cogeneration facility in Taft, LA. This facility will supply all the steam and electric power requirements for Occidental's Taft chlor-alkali plant for less cost than if the plant were to generate its own steam and purchase electricity from a public utility. An owner trust with investors as participating beneficiaries owns the project, with Occidental acting as general contractor during construction. The equity participant in the owner trust has committed to fund the owner trust with equity in the amount of three percent of the total project cost during construction and 13 percent of the total project cost upon commencement of the lease term. During the construction period, Occidental is fully liable for total project costs if an event of termination occurs due to its willful misconduct or bankruptcy, and Occidental is liable to pay up to 89.9 percent of the eligible construction costs if an event of termination occurs for reasons other than force majeure. Upon completion of construction and satisfaction of certain other conditions, expected to occur by December 31, 2002, Occidental will enter into a 26-year operating lease of the facility. The total cost of the project at the inception of the lease is expected to be approximately $450 million. The total accumulated costs of the project as of December 31, 2001 amount to approximately $328 million. If these costs were recorded as liabilities on Occidental's balance sheet, either during construction or during the lease term, the Taft cogeneration facility would also be recorded as an asset on the balance sheet.

LEASES
     Occidental has entered into various operating lease agreements, mainly for railcars, manufacturing facilities and office space. The leased assets are used in Occidental's operations where leasing offers advantages of greater operating flexibility and generally costs less than alternative methods of funding. Lease payments are charged to Occidental's operations, mainly as cost of sales. Occidental estimates the present value of the remaining lease payments to be $310 million at December 31, 2001. Occidental has fixed-price purchase options associated with certain leases at various dates ranging from 2003 to 2015, with an estimated present value of $285 million. These obligations are not recorded as liabilities on Occidental's consolidated balance sheets. If they were so recorded, the leased properties also would be included on the balance sheets as assets.

OXYMAR
     Occidental has a 78.6-percent ownership interest in OxyMar, a general partnership that owns a vinyl chloride monomer (VCM) facility in Texas operated by OxyChem. Marubeni Corporation (Marubeni) owns the remaining 21.4 percent of OxyMar, but has a 50-percent voting interest. The OxyMar VCM plant is a modern, efficient manufacturing facility. Occidental's chlorovinyls business derives economic benefit as the supplier of chlorine, a major raw material, to OxyMar. OxyMar, in turn, supplies VCM required by Occidental to manufacture PVC, one of its major products. This investment in OxyMar is recorded as an equity investment on the consolidated balance sheet. Occidental owns 28.6 percent of OxyMar directly and the OxyVinyls partnership, which is 76-percent owned by Occidental, owns 50 percent. Therefore, because of the effect of a third party's minority ownership interest, Occidental's total share of OxyMar's results is only approximately 67 percent. Occidental guarantees 50 percent of OxyMar's $165 million private placement bonds due 2016 and 100 percent of a $220 million revolving line of credit which matures in 2005, under which $105 million was outstanding at December 31, 2001. These amounts are reflected as debt on OxyMar's balance sheet. Marubeni has a right to put its interest in OxyMar to Occidental in 2004 by paying approximately $30 million to Occidental and, in connection with this transfer, require Occidental to assume Marubeni's guarantee of OxyMar's debt. If Occidental acquires the Marubeni interest, it will consolidate OxyMar. If OxyMar were to be consolidated, its assets, including the VCM facility, and its liabilities, including debt to third parties, would be recorded on Occidental's consolidated balance sheets. As of December 31, 2001, Occidental had advanced $144 million to OxyMar and had a net equity investment of $52 million.

INGLESIDE
     Occidental and Conoco Inc. (Conoco) each has a 50-percent interest in Ingleside Cogeneration Limited Partnership, a limited partnership (Ingleside
LP), which operates a cogeneration plant in Texas. The cogeneration facility supplies all of the steam and electric power requirements to Occidental's Ingleside chlor-alkali plant and the VCM plant Occidental owns with Marubeni, at less cost than if these facilities were to produce their own steam and purchase electric power from a public utility. At December 31, 2001, Ingleside LP had approximately $178 million in debt, which is secured by its assets. Occidental has not guaranteed this debt; however, Occidental and Conoco currently each guarantee half of a debt service reserve amount of approximately $8.5 million. Occidental accounts for this investment using the equity method.

EQUISTAR
     Occidental has entered into an indemnity agreement with Equistar, its 29.5-percent equity investee, to contribute to Equistar an amount equal to the lesser of approximately $420 million or the principal amount of Equistar's notes due 2009 then outstanding, together with interest. At December 31, 2001, the outstanding principal amount of Equistar's notes due 2009 was almost $600 million. Occidental is only required to pay this amount to Equistar if the holders of the notes have not been able to obtain payment after having pursued and exhausted all their remedies to compel payment by Equistar, including the liquidation of assets. The indemnity expressly does not create any right in the holders of the notes or any person other than Occidental, Equistar and the partners of Equistar. Occidental may elect to terminate the indemnity in certain circumstances.

v OIL AND GAS TRANSACTIONS
ECUADOR
     In Ecuador, Occidental has a 12-percent interest in a company currently constructing a pipeline, which is expected to be completed in 2003. Construction of the pipeline has made it feasible for Occidental to begin developing the Eden Yuturi field it discovered several years ago in the southeastern corner of Block 15. The development of Eden Yuturi, together with ongoing work in the western portion of the block that is currently in production, is expected to add net incremental production of 30,000 barrels per day, all of which is expected to be shipped through the new pipeline. Occidental has committed to make capital contributions up to its share (approximately $148 million) of the estimated total project costs, less an equivalent percentage (up to approximately $110 million under existing financing arrangements) of any senior project debt incurred by the pipeline company. The pipeline company's senior project debt is to be repaid with the proceeds of ship-or-pay tariffs of certain upstream producers in Ecuador, including Occidental. Under their ship-or-pay commitments, Occidental and the other upstream producers have each assumed their respective share of project-specific risks, including construction risk, operating risk and force-majeure risk. Under certain circumstances, Occidental could be required to pay an advanced tariff payment that would in turn be used by the pipeline company to service or prepay project debt. As of December 31, 2001, Occidental has contributed $9 million to the company. Occidental reports this investment in its consolidated financial statements using the equity method of accounting.

ELK HILLS POWER
     Occidental and Sempra Energy (Sempra) each has a 50-percent interest in Elk Hills Power LLC, a limited liability company that is currently constructing a gas-fired, power-generation plant in California. Occidental accounts for this investment using the equity method. In January 2002, Elk Hills Power LLC entered into a $400 million construction loan facility. Occidental guarantees $200 million (50 percent) of the loan facility. At January 31, 2002, approximately $94 million of the $200 million guaranteed amount was outstanding.

v OTHER TRANSACTIONS
RECEIVABLES SALE PROGRAM
     Occidental has an agreement in place to sell, under a revolving sale program, an undivided interest in a designated pool of trade receivables. This program is used by Occidental as a low-cost source of working capital funding. The amount of proceeds, which totaled $360 million outstanding in each of 2001 and 2000, that Occidental has received on the sale of the undivided interest and the related accounts receivable that have been sold, are not included in the debt and trade receivables accounts, respectively, on Occidental's consolidated balance sheets. Fees and expenses under this program are included in selling, general and administrative and other operating expense. Under the program, receivables must meet certain criteria. The program terminates upon certain events, including Occidental's senior debt rating falling below investment grade. In such an event, the amount of proceeds outstanding at that time would have to be funded through other means, which could result in an increase in debt recorded on the consolidated balance sheets along with a corresponding increase in the accounts receivable balance. The consolidated income statement effect of such an event would not be significant.

v CONTRACTUAL OBLIGATIONS
     The table below summarizes and cross-references certain contractual obligations that are disclosed in the Consolidated Balance Sheets (CBS) and/or the accompanying Notes.

(In millions)                                        Payments Due by Year
                                   -------------------------------------------------------
Contractual                                          2003           2005         2007 and
Obligations            Total          2002          to 2004        to 2006      thereafter
===============     ==========     ==========     ==========     ==========     ==========
Long-Term
  Debt (CBS
  and Note 6)(a)    $    4,065     $       --     $      829     $      852     $    2,384
Capital
  Leases (CBS
  and Note 8)               27              1              1              1             24
Operating
  Leases
  (Note 8)(b)              426             67            102             70            187
Fixed and
  Determinable
  Purchase
  Obligations
  (Note 9)(c)               81             15             26             22             18
Other Long-Term
  Contracts
  (Notes 1, 7
  and 12)(e)             1,105            137            145            360 (d)        463
                    ----------     ----------     ----------     ----------     ----------
TOTAL               $    5,704     $      220     $    1,103     $    1,305     $    3,076
===============     ==========     ==========     ==========     ==========     ==========

(a) Includes principal payments, unamortized discounts and mark-to-market adjustments related to fair-value hedges.
(b)  Offset by sub lease rental income.
(c)  Excludes capital commitments.
(d) The $360 million receivable securitization amount is reflected in the 2005-2006 year column since Occidental could finance the amount with its committed credit line, which becomes due in 2006, if the program was terminated.
(e) Includes the $282 million natural gas delivery commitment (CBS), the $360 million receivable securitization program and the $463 million Trust Preferred Securities (CBS).

COMMITMENTS
     In addition to those discussed above, Occidental has entered into commitments on behalf of entities, whether or not affiliated with Occidental, including performance bonds and guarantees of environmental, financial or other obligations. Occidental's liability under these commitments arises only if the entity primarily responsible fails to perform its contractual obligations. In management's opinion, it is unlikely that any of these commitments will have a material adverse effect upon Occidental's consolidated financial position or results of operations.

ANALYSIS OF FINANCIAL POSITION
     The changes in the following components of Occidental's balance sheet are discussed below:

SELECTED BALANCE SHEET COMPONENTS

In millions                                              2001         2000
================================================     ========     ========
Trade receivables, net                               $    360     $    809
Receivables from joint ventures, partnerships
   and other                                         $    327     $    517
Long-term receivables, net                           $  2,186     $  2,119
Equity investments                                   $    993     $  1,327
Property, plant and equipment, net                   $  12,858    $ 13,471
Current maturities of long-term debt and capital
    lease liabilities                                $     --     $    258
Accounts payable                                     $    720     $  1,091
Accrued liabilities                                  $    858     $  1,089
Current obligation under natural gas delivery
   commitment                                        $    137     $    129
Long-term debt, net                                  $  4,065     $  3,285
Altura non-recourse debt                             $     --     $  1,900
Long-term obligation under natural gas delivery
   commitment                                        $    145     $    282
Other deferred credits and liabilities               $  2,326     $  2,415
Minority interest                                    $  2,224     $  2,265
Trust Preferred Securities                           $    463     $    473
Stockholders' equity                                 $  5,634     $  4,774
------------------------------------------------     --------     --------

     The lower balance in trade receivables at December 31, 2001, compared with December 31, 2000, reflected lower product prices during the fourth quarter of 2001 versus 2000. The decrease in receivables from joint ventures, partnerships and other was due to lower mark-to-market adjustments on derivative financial instruments in the oil and gas trading group. The lower balance in equity investments primarily reflected the write-down of the equity investment in Equistar in December 2001. The decrease in the net balance in property, plant and equipment reflected depreciation, depletion and amortization and the sale of the entity that owns pipelines in Texas, offset in part by capital spending.
     The decrease in current maturities of long-term debt reflected a reclassification of the current portion of long-term debt, since it is management's intention to refinance the amount on a long-term basis by issuing long-term debt. The decrease in accounts payable was due to lower trade payable balances in the oil and gas marketing and trading operations. The decrease in accrued liabilities was due to lower mark-to-market adjustments on derivative financial instruments in the oil and gas trading group, a lower accrual for interest expense and other miscellaneous items. The increase in long-term debt primarily reflected the $800 million senior notes that were issued in 2001 mainly to extinguish the non-recourse debt, which was originally incurred as a result of the Altura acquisition. The non-recourse debt was extinguished in 2001 using free operating cash flow and senior-note proceeds. The long-term balance of the obligations under the natural gas delivery commitment decreased from December 31, 2000, which reflected the reduction in the overall amount of the obligation. Other deferred credits and liabilities included deferred compensation, primarily other post-retirement benefits, environmental reserves, contract advances, deferred revenue and other deferred items. The decrease in this account was primarily the result of the decrease in deferred revenue from the GOM monetization. The increase in stockholders' equity primarily reflected net income, partially offset by dividends on common stock.
     The table below presents principal amounts, by currency and by year of maturity for Occidental's long-term debt obligations, excluding $9 million in unamortized discount, at December 31, 2001:

DEBT CURRENCY DENOMINATIONS AND INTEREST RATES
In millions of U.S. dollars, except rates

                            U.S. Dollar       U.S. Dollar
Year of Maturity            Fixed Rate       Variable Rate(a)   Grand Total(b)
======================     =============     =============     =============
2003                       $         507     $          --     $         507
2004                                 324                --               324
2005                                   1               157               158
2006                                 246               450               696
2007                                   2               300               302
Thereafter                         1,576               510             2,086
                           -------------     -------------     -------------
TOTAL                      $       2,656     $       1,417     $       4,073
                           =============     =============     =============
Average interest rate              7.67%             3.48%             6.21%
======================     =============     =============     =============

(a)  Includes fixed-rate debt with fair-value hedges.
(b)  Excludes $9 million of unamortized discounts.

     The estimated fair value of Occidental's long-term debt at December 31, 2001 was $4.3 billion. Occidental has the option to call certain issues of long-term debt before their maturity dates.
     In February 2002, Occidental filed a shelf registration statement for up to $1 billion of its senior debt securities, subordinated debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units, preferred securities of two subsidiary trusts and Occidental's guarantees of such preferred securities. Occidental, at its option, may issue the entire $1 billion under its medium-term notes program, which includes its Medium-Term Senior Notes, Series C and its Medium-Term Subordinated Notes, Series A. Currently, no notes are issued and outstanding under the program.
     In December 2001, Occidental issued $300 million of 5.875-percent senior notes due 2007 and $500 million of 6.750-percent senior notes due 2012 for net combined proceeds of approximately $794 million. Approximately $700 million of the net proceeds were used to extinguish the Altura non-recourse debt. Occidental recorded an after-tax extraordinary loss of $4 million from this transaction. The remaining proceeds were used for general corporate purposes.
     On March 5, 2001, Occidental retired $20.5 million of 7.8-percent pollution control revenue bonds due on December 1, 2005. As a result of this transaction, Occidental recognized an after-tax extraordinary loss of $3 million in the first quarter of 2001.

     On December 20, 2000, Occidental redeemed all $270 million of its outstanding floating-rate extendible notes due 2008 at par.
     During the third and fourth quarters of 2000, Occidental repurchased some of its outstanding public debt securities in open market transactions, with principal balances totaling $154 million, at current market prices. Occidental recorded an after-tax extraordinary gain of $1 million that resulted from these purchases.
     On June 1, 2000, Occidental redeemed all of its outstanding 11.125-percent senior debentures due June 1, 2019, at a redemption price of 100 percent of the principal amount thereof. The outstanding aggregate principal amount of the debentures, which were issued on May 15, 1989, was $75 million.
     In December 1999, Occidental repurchased for cash, $240 million principal amount of its 10.125-percent senior notes due November 15, 2001, and $138 million principal amount of its 11.125-percent senior notes due August 1, 2010 and redeemed all of OXY USA's $274 million principal amount of 7-percent debentures due 2011, for a total of $722 million, including premium, expenses and accrued interest. Occidental recorded an after-tax extraordinary loss of $104 million in the fourth quarter of 1999 related to these transactions.
     In September 1999, Occidental redeemed $250 million of its 8.5-percent medium-term notes due 2004 at par.
     In August 1999, Occidental called for redemption all of the outstanding shares of its $3.00 cumulative CXY-indexed convertible preferred stock. Holders of 3,125,837 shares of such preferred stock converted their shares into approximately 9.9 million shares of Occidental common stock. Occidental redeemed the remaining outstanding shares in September 1999.
     Also in June 1999, Occidental redeemed $68.7 million of its 11.125-percent senior debentures due June 1, 2019, at a redemption price of 105.563 percent of their principal amount. Occidental recorded an after-tax extraordinary loss of $3 million in the second quarter of 1999 related to the redemption.
     In February 1999, Occidental issued $450 million of 7.65-percent senior notes due 2006 and $350 million of 8.45-percent senior notes due 2029 for net proceeds of approximately $792 million. The net proceeds were used for general corporate purposes, which included the repayment of commercial paper and the redemption of other debt.
     In January 1999, Occidental issued $525 million of 8.16-percent Trust Preferred Securities due in 2039, and callable in 2004, for net proceeds of $508 million. The net proceeds were used to repay commercial paper. The Trust Preferred Securities balance reflects the issuance of preferred securities, net of unamortized issue costs and repurchases.
     At December 31, 2001, Occidental had approximately $2.1 billion of committed credit lines, which are all available and are utilized, as needed, for daily operating and other purposes. These lines of credit are primarily used to back up the issuance of commercial paper. Occidental has reclassified $199 million of maturities due 2002 to long-term debt based on its ability to refinance this debt on a long-term basis utilizing the committed credit lines mentioned above.
     Occidental expects to have sufficient cash in 2002 from operations, and from proceeds from existing credit facilities, as necessary, for its operating needs, capital expenditure requirements, dividend payments and mandatory debt repayments. In the event of fluctuations in operating cash flow, Occidental has the ability to vary its discretionary cash outflow, such as capital expenditures.

ACQUISITIONS, DISPOSITIONS AND COMMITMENTS

2001
SALE OF INTRASTATE PIPELINE
     On August 31, 2001, Occidental sold the entity that owns pipelines in Texas that are leased to a former subsidiary. The entity was sold to Kinder Morgan Energy Partners, L.P. Occidental recorded an after-tax loss of approximately $272 million in connection with this transaction.

SALE OF INDONESIA GAS PROPERTIES
     On July 10, 2001, Occidental completed the sale of its interest in the Tangguh LNG project in Indonesia to Mitsubishi Corporation of Japan. Occidental recorded an after-tax gain of approximately $399 million for this transaction.

2000
MILNE POINT ASSET SWAP
     On December 4, 2000, Occidental completed an agreement with BP to obtain BP's interest in a carbon dioxide field in New Mexico and related pipelines in exchange for Occidental's interest in the Milne Point oil field in Alaska, together with additional cash consideration. The gain on this transaction was not significant.

OXYMAR PURCHASE
     On November 29, 2000, OxyChem purchased a 28.6-percent interest in OxyMar, a Texas general partnership that owns the Ingleside, Texas VCM facility operated by OxyChem. The interest was purchased from U.S. VCM Corporation, an affiliate of Marubeni Corporation, which continues to own a 21.4-percent interest and remains a 50-percent partner for corporate-governance purposes. OxyVinyls owns the remaining 50-percent interest.

ECUADOR FARM OUT TO AEC
     On November 1, 2000, Occidental agreed to farm out a partial economic interest in its Block 15 operations in Ecuador to AEC. AEC will earn a 40-percent interest in the block and will assume certain capital costs through 2004. Occidental will remain the operator of Block 15. The gain on this transaction was not significant.

SALE OF DUREZ
     On November 1, 2000, Occidental completed the sale of its Durez phenolic resins and compounding businesses and assets to Sumitomo Bakelite Co., Ltd. for gross proceeds of approximately $150 million. There was a $13 million after-tax gain on this transaction.

GULF OF MEXICO ASSETS MONETIZED
     On August 15, 2000, Occidental completed agreements with respect to two transactions with Apache Corporation (Apache) involving Occidental's interests in the Continental Shelf of the GOM. Occidental entered into a transaction to deliver, over four years, substantially all of its share of future gas production from these GOM interests to Apache for approximately $280 million. Occidental also agreed to sell an interest in the subsidiary that holds the GOM assets for approximately $62 million, with an option for Apache to purchase additional interests for $44 million over the next four years. As a result of these transactions, and the consequent elimination of a portion of Occidental's responsibility for abandonment liabilities, Occidental recorded an after-tax gain of $39 million.

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

ALTURA ACQUISITION
     On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura, the largest oil producer in Texas. Occidental, through its subsidiaries, paid approximately $1.2 billion to the sellers, affiliates of BP and Shell, to acquire the common limited partnership interest and control of the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership borrowed approximately $2.4 billion, which had recourse only to the Altura assets. The partnership also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and are entitled to certain distributions from the partnership. The acquisition is valued at approximately $3.6 billion. The $2.4 billion loan had been completely paid by the end of 2001. Proved reserves at Altura were 882 million barrels of oil equivalent at December 31, 2001.

SALE OF CANADIANOXY INVESTMENT
     On April 18, 2000, Occidental completed the sale of its 29.2-percent stake in CanadianOxy for gross proceeds of approximately $1.2 billion Canadian. Of Occidental's 40.2 million shares of CanadianOxy, 20.2 million were sold to the Ontario Teachers Pension Plan Board and 20 million to CanadianOxy. In addition, Occidental and CanadianOxy exchanged their respective 15-percent interests in joint businesses of approximately equal value, resulting in Occidental owning 100 percent of an oil and gas operation in Ecuador and CanadianOxy owning 100 percent of sodium chlorate operations in Canada and Louisiana. After-tax proceeds from the CanadianOxy disposition together with tax benefits from the disposition of the Peru producing properties totaled approximately $700 million.

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

YEMEN ASSET SWAP WITH UNOCAL
     In the third quarter of 1999, Occidental acquired oil and gas interests in Yemen from Unocal International Corporation (UNOCAL) and UNOCAL acquired Occidental's properties in Bangladesh. The results, after tax benefits, did not have a significant impact on earnings.

OXYVINYLS PARTNERSHIP
     Effective April 30, 1999, Occidental and PolyOne formed two partnerships. Occidental has a 76-percent interest in OxyVinyls, the PVC commodity resin partnership, which is the larger of the partnerships, and a 10-percent interest in a PVC powder compounding partnership. OxyVinyls also has entered into long-term agreements to supply PVC resin to PolyOne and VCM to Occidental and PolyOne. In addition, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to PolyOne. As part of the transaction, PolyOne received $104 million through the retention of working capital and the distribution of cash from OxyVinyls, and OxyVinyls undertook approximately $180 million in obligations, for certain PolyOne plant facilities, which are treated as operating leases for accounting purposes. Occidental did not record a significant gain or loss on the transaction.

CAPITAL EXPENDITURES
     Commitments at December 31, 2001 for major capital expenditures during 2002 and thereafter were approximately $167 million. Total capital expenditures for 2002 are estimated to be approximately $1.1 billion. Occidental will fund these commitments and capital expenditures with cash from operations and proceeds from existing credit facilities as necessary.

DERIVATIVE AND HEDGING ACTIVITIES
GENERAL
     Occidental's market-risk exposures relate primarily to commodity prices, and, to a lesser extent, interest rates and foreign currency exchange rates. Occidental's results are sensitive mainly to crude oil and natural gas prices and fluctuations in those prices have an impact on Occidental's results. Based on current levels of production, if oil prices vary overall by $1 per barrel, they would have approximately a $108 million annual affect, before U.S. income tax. If natural gas prices vary by $0.25 per million Btu (MMBtu), they would have approximately a $60 million annual effect, before U.S. income tax. If production levels change in the future, the sensitivity of Occidental's results to oil and gas prices also would change. Occidental may periodically use different types of derivative instruments to achieve the best prices for oil and gas, to reduce its exposure to price volatility and thus mitigate fluctuations in commodity-related cash flows. Usually Occidental remains unhedged to long-term oil and gas prices. Overall, Occidental's use of derivatives in hedging activity remains at a relatively low level. However, current rules require extensive disclosure regarding any level of derivative use. The following disclosures describe each area of Occidental's derivative activity in detail.
     Effective January 1, 1999, Occidental adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", which establishes accounting and reporting standards for certain energy trading contracts. EITF 98-10 requires that energy trading contracts must be marked to fair value with gains and losses included in earnings and separately disclosed in the financial statements or accompanying footnotes. The initial adoption of EITF 98-10 resulted in a first quarter non-cash after-tax benefit of $2 million, recorded as a cumulative effect of a change in accounting principle in 1999.
     Effective January 1, 2001, Occidental adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 (collectively SFAS No. 133, as amended). These statements establish accounting and reporting standards for derivative instruments and hedging activities and require an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value unless the instrument qualifies as a normal purchase or sale contract. Changes in the derivative instrument's fair value must be recognized in earnings unless specific hedge accounting criteria are met. Changes in the fair value of derivative instruments that meet specific cash-flow hedge accounting criteria are reported in other comprehensive income (OCI). The gains and losses on cash-flow hedge transactions that are reported in OCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. Gains and losses from derivatives that qualify for fair-value hedge accounting are recorded in earnings along with the change in fair value of the hedged item. The ineffective portions of all hedges are recognized in current period earnings. Prior to the adoption of SFAS No. 133, gains and losses on commodity futures contracts that qualified for hedge accounting, essentially those associated with equity production or purchases, were deferred until recognized as an adjustment to sales revenue or purchase costs when the related transaction being hedged was finalized.
     Occidental's initial adoption of SFAS No. 133, as amended, resulted in a first quarter after-tax reduction in net income of $24 million recorded as a cumulative effect of a change in accounting principles and an after-tax reduction in OCI of approximately $27 million. The adoption also increased total assets by $588 million and total liabilities by $639 million as of January 1, 2001.

COMMODITY PRICE DERIVATIVES
GENERAL
     With respect to derivatives used in its oil and gas marketing operations, Occidental used a combination of futures, options and swaps to offset various open price positions.
     The fair value recorded for derivative instruments is based on quoted market prices, dealer quotes or synthetic price curves established from quoted prices (adjusted for time, location and quality differentials).

CASH-FLOW COMMODITY HEDGES
     Occidental used cash-flow hedges for the sale of crude oil and natural gas in 2001, with the objective of mitigating price risk arising from fluctuating values for these commodities. Crude oil hedges were executed for Occidental's West Texas production. Its strategy to achieve these objectives included a combination of purchased put options and written call options resulting in no net premium received for crude oil hedging. Purchased put options were used for natural gas hedging and were executed for the Mid-continent production area to establish a minimum sales price for its production. Occidental used no fair-value hedges for crude oil or natural gas production during 2001.
     Occidental's cash-flow-hedging instruments, which consist of natural gas put option contracts, are highly effective. During 2001, net gains of $0.6 million were recorded to OCI relating to changes in current cash-flow hedges and net losses of $7.6 million were reclassified from OCI into earnings as a reduction to net sales revenue, as the forecasted transactions actually occurred. The fair value at December 31, 2001 of derivative financial instruments that have been designated and have qualified as cash-flow-hedging instruments was $0.2 million. The gain was recorded as an increase to OCI and will be reclassified into earnings during 2002 when the forecasted transactions actually occur.

MARKETING AND TRADING OPERATIONS

    The fair value at December 31, 2001 of derivative instruments used in marketing and trading operations is a net gain of $9 million. Gains of $24 million were recorded in earnings due to the change in fair value of these financial derivative instruments during 2001. Offsetting the value of these instruments are related physical positions with a fair value of $2 million loss at December 31, 2001. Gains of $15 million were recorded in earnings due to the change in the fair value of related physical positions during 2001. The net positions mostly expire in 2002. Additionally, a long-term sales contract volume commitment is 38,100 MMBtu per day through October 2010. The approximate $39 million net gain from the change in fair value during 2001 of derivative instruments used in marketing and trading operations was reflected in the income statement. The $39 million net gain represents a reversal of negative mark-to-market adjustments resulting from the adoption of SFAS No. 133, as amended.
     At December 31, 2001, total assets and liabilities include $108 million and $101 million for the fair value of derivative instruments used in marketing and trading operations.

     Prior to the physical settlement of any energy contract held for trading purposes, favorable or unfavorable price movement is reported in the income statement. An offsetting amount is recorded on the balance sheet as unrealized gains or unrealized losses on trading transactions. When a contract to sell energy is physically settled, the above entries are reversed and the gross amount invoiced to the customer is included as net sales in the income statement. Similarly, when a contract to purchase energy is physically settled, the purchase price is included as cost of sales in the income statement. Until a contract is physically settled, the unrealized gain or loss is reclassified to a receivable or payable account. Other than the positive effect on oil and gas realized prices, the results of trading activities are not significant.

RECONCILIATION OF FAIR VALUE OF CONTRACTS FROM
JANUARY 1, 2001 TO DECEMBER 31, 2001 (in millions)

======================================================================
Fair value of contracts outstanding at January 1, 2001         $   (66)
Contracts realized or otherwise settled during the period
   gains/(losses)                                                  (30)
Changes in fair value attributable to changes in valuation
   techniques and assumptions                                       --
Other changes in fair values                                       103
                                                               -------
Fair value of contracts outstanding at December 31, 2001       $     7
                                                               =======

                                        Maturity Periods
                    -------------------------------------------------------
                                                                    2007           Total
Source of                             2003           2005           and            Fair
Fair Value             2002          to 2004        to 2006      thereafter        Value
===============     ==========     ==========     ==========     ==========     ==========
Prices actively
   quoted           $      (12)    $       --     $       --     $       --     $      (12)
Prices
   provided by
   other
   external
   sources                  20              1             --             --             21
Prices based
   on models
   and other
   valuation
   methods                  --             (1)            (1)            --             (2)
                    ----------     ----------     ----------     ----------     ----------
TOTAL               $        8     $       --     $       (1)    $       --     $        7
===============     ==========     ==========     ==========     ==========     ==========

GAS PRESALE
     In November 1998, Occidental entered into a natural gas delivery commitment for proceeds of $500 million, which obligates Occidental to deliver 263 billion cubic feet of natural gas over a four-year period ending in December 2003. This transaction resulted in less expensive financing and enables Occidental to satisfy the delivery commitment at a fixed price with open market purchases without reducing its own natural gas reserves. The imputed interest rate in the transaction is approximately 6 percent. The current portion of Occidental's natural gas delivery commitment ($137 million at December 31, 2001) is shown as a current liability on Occidental's consolidated balance sheets. The present value of the non-current commitment ($145 million at December 31, 2001) is shown under deferred credits and other liabilities on Occidental's consolidated balance sheets. In connection with this transaction, Occidental simultaneously entered into a natural gas price swap based on identical volumes of natural gas and a delivery schedule that corresponds to the natural gas delivery commitment. Under the terms of the swap, Occidental will pay an average fixed price of $2.27 per MMBtu of gas and will receive a floating price that will approximate market, which essentially eliminates Occidental's exposure to commodity price fluctuations that could affect this transaction. At December 31, 2001, the fair value of this price swap is an $84 million gain, which is offset by an $84 million loss applicable to the related physical positions.

ACTIVITIES PRIOR TO SFAS 133 IMPLEMENTATION
     At December 31, 2000, Occidental was a party to commodity-exchange and over-the-counter forward obligations. The instruments held for purposes other than trading expire during the period from January 2001 to December 2003, and relate to the hedging of natural gas and crude oil prices. The fair value of these instruments at December 31, 2000 was $511 million. Offsetting the value of these instruments were related physical positions with a $528 million loss. The principal components of these instruments and related physical positions are the related natural gas price swap and the natural gas delivery commitment, which is discussed above. At December 31, 2000, the difference between the carrying value and the fair value of these obligations was an unrealized loss of approximately $17 million. The instruments held or issued for trading purposes mostly expired in 2001, with the exception of a long-term sales contract that expires in 2010. The fair value of these instruments at December 31, 2000 was $31 million. Offsetting the value of these instruments were related physical positions with a $12 million loss. The net gain of approximately $19 million was reflected in the income statement. The majority of the gain was from the mark-to-market adjustment under EITF Issue No. 98-10 of a long-term sales contract.

INTEREST-RATE DERIVATIVES
FAIR-VALUE HEDGES
     Interest-rate swaps, forward locks and futures contracts are entered into as part of Occidental's overall strategy to manage interest-rate exposure. During 2001, Occidental entered into several interest-rate swaps that qualified for fair-value hedge accounting. These derivatives effectively convert approximately $1.3 billion of fixed-rate debt to variable-rate debt with maturities ranging from 2005 to 2008. In 2000 and 1999, Occidental also had interest-rate swaps converting fixed-rate debt to floating-rate debt that matured in November 2000. Net interest expense was impacted by $6.6 million of income in 2001, $1.0 million of expense in 2000 and income of almost $1.0 million in 1999 to reflect the effects of the fair-value hedges.

CASH-FLOW HEDGES
     Occidental is a party to a series of forward interest-rate locks, which qualified as a cash-flow hedge, that are required to be settled on or prior to December 31, 2002. These financial instruments relate to debt raised by a third party to construct a cogeneration plant that will be subject to a long-term operating lease to OxyChem. As the lease payments will be directly related to the amount of interest paid on the underlying debt, the forward rate locks were put in place to hedge the future lease payments. The lease payments are expected to commence on or before January 15, 2003. The fair value of these financial instruments at December 31, 2001 was an unrealized loss of $28 million, that would be offset by potentially lower lease payments due to the lower interest-rate environment.
     Occidental and its equity investees have also entered into additional derivative instruments that qualified as cash-flow hedges. The amounts related to these hedges are included below.
     For the year ended 2001, a $4 million gain was reclassified from OCI to income due to the expiration of cash-flow hedges and a $3 million loss was recorded to OCI relating to changes in current cash-flow hedges. During the next twelve months, Occidental expects that less than about $0.1 million of net derivative losses included in OCI, based on their valuation at December 31, 2001, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the year.

FOREIGN CURRENCY DERIVATIVES
     Many of Occidental's foreign oil and gas operations and foreign chemical operations are located in countries whose currencies generally depreciate against the U.S. dollar on a continuing basis. Generally, an effective currency forward market does not exist for these countries. Therefore, Occidental attempts to manage its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes. Additionally, all of Occidental's oil and gas foreign entities have the U.S. dollar as the functional currency since the cash flows are mainly denominated in U.S. dollars. However, in one foreign chemical subsidiary where the local currency is the functional currency, Occidental has exposure on debt that is denominated in U.S. dollars that is not material. At December 31, 2001 and 2000, Occidental had not entered into any foreign currency derivative instruments. The effect of exchange-rate transactions in foreign currencies is included in periodic income.

CREDIT RISK
     Occidental's derivative contracts are spread among numerous banks and market leaders in the industry. Creditworthiness is reviewed before doing business with a new counterparty and on an on-going basis. Occidental monitors aggregated counter-party exposure relative to credit limits, and manages credit-enhancement requirements such as collateral, parental guarantees and letters of credit. Credit limits for all customers (whether financial or physical) are established and entered into Occidental's risk-management systems, and these limits are monitored for compliance on an aggregated basis across all traded commodities. Credit exposure for each customer is monitored for outstanding balances, current month activity, and forward mark-to-market exposure. The credit-determination process takes into consideration the creditworthiness of the counter-party, the counter-party's parent, parental guarantees, letters of credit, and other credit-enhancing instruments.

TAXES
     Deferred tax liabilities were $989 million at December 31, 2001, net of deferred tax assets of $768 million. The current portion of the deferred tax assets of $114 million is included in prepaid expenses and other. The net deferred tax assets are expected to be realized through future operating income and reversal of taxable temporary differences.

LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS
     Occidental and certain of its subsidiaries have been named as defendants in a substantial number of lawsuits, claims and proceedings. They have also been named as potentially responsible parties (PRPs) in governmental proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and corresponding state acts. These governmental proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties, aggregating substantial amounts. Occidental is usually one of many companies in these proceedings, and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs which can be reasonably estimated.
     During the course of its operations, Occidental is subject to audit by taxing authorities for varying periods in various tax jurisdictions.
     It is impossible at this time to determine the ultimate liabilities that Occidental and its subsidiaries may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. Several of these matters may involve substantial amounts, and if these were to be ultimately resolved unfavorably to the full amount of their maximum potential exposure, an event not currently anticipated, it is possible that such event could have a material adverse effect upon Occidental's consolidated financial position or results of operations. However, in management's opinion, after taking into account reserves, it is unlikely that any of the foregoing matters will have a material adverse effect upon Occidental's consolidated financial position or results of operations.

ENVIRONMENTAL EXPENDITURES
     Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations also are subject to environmental-protection laws. Costs associated with environmental compliance have increased over time and may continue to rise in the future. Environmental expenditures related to current operations are factored into the overall business planning process. These expenditures are mainly considered an integral part of production in manufacturing quality products responsive to market demand.

ENVIRONMENTAL REMEDIATION
     The laws that require or address environmental remediation may apply retroactively to previous waste-disposal practices. In many cases, the laws apply regardless of fault, legality of the original activities or ownership or control of sites. Occidental is currently participating in environmental assessments and cleanups under these laws at federal CERCLA sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites. Also, Occidental and certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites including, in some instances, having been named as defendants and/or as PRPs under the federal CERCLA law. These proceedings seek funding and/or remediation and, in some cases, compensation for alleged personal injury or property damage, punitive damages and civil penalties, aggregating substantial amounts.
     Occidental does not consider the number of CERCLA and similar state sites at which it has been notified that it has been identified as being involved to be a relevant measure of exposure. Although the liability of a PRP may be joint and several, Occidental is usually one of many companies cited as a PRP at these sites and has, to date, been successful in sharing cleanup costs with other financially sound companies. Also, many of these sites are still under investigation by the Environmental Protection Agency (EPA) or the equivalent state agencies. Before actual cleanup, the parties involved assess site conditions and responsibility and determine the appropriate remedy. The majority of remediation costs are incurred after the parties obtain EPA or equivalent state agency approval to proceed. The ultimate future cost of remediation of certain of the sites for which Occidental has been notified that it has been identified as being involved cannot be reasonably determined at this time.
     As of December 31, 2001, Occidental had been notified by the EPA or equivalent state agencies, or otherwise had become aware, that it had been identified as being involved at 126 CERCLA or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 126 sites include 34 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability. Of the remaining 92 sites, Occidental has denied involvement at 9 sites and has yet to determine involvement in 20 sites. With respect to the remaining 63 of these sites, Occidental is in various stages of evaluation, and the extent of liability retained by Maxus Energy Corporation is disputed at 2 of these sites. For 54 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 54 sites include 11 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is insignificant. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 9 of the 63 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above in the "Lawsuits, Claims, Commitments, Contingencies and Related Matters" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations." For management's opinion on lawsuits and proceedings and on other environmental loss contingencies, see the above-noted section.

ENVIRONMENTAL COSTS
     Occidental's environmental costs, some of which may include estimates, relating to compliance with environmental laws and regulations are shown below for each segment:

In millions                          2001        2000        1999
=============================     =======     =======     =======
OPERATING EXPENSES
   Oil and Gas                    $    22     $    17     $    13
   Chemical                            47          51          51
                                  -------     -------     -------
                                  $    69     $    68     $    64
                                  =======     =======     =======
CAPITAL EXPENDITURES
   Oil and Gas                    $    60     $    27     $    19
   Chemical                            19          20          17
                                  -------     -------     -------
                                  $    79     $    47     $    36
                                  =======     =======     =======
REMEDIATION EXPENSES
   Corporate                      $   109     $    --     $    --
                                  =======     =======     =======
ENVIRONMENTAL RESERVES
   Corporate                      $   454     $   402     $   454
=============================     =======     =======     =======

     Operating expenses are incurred on a continual basis. Capital expenditures relate to long-lived improvements in currently operating facilities. Remediation expenses relate to existing conditions caused by past operations and do not contribute to current or future revenue generation. Although total costs may vary in any one year, over the long term, segment operating and capital expenditures for environmental compliance generally are expected to increase.
     Occidental manages its environmental remediation efforts through a wholly owned subsidiary, Glenn Springs Holdings, Inc. (GSH). GSH has full management authority over all remediation sites and reports directly to Occidental's corporate management. The environmental reserves, as shown in the table above, have been provided for environmental remediation liabilities at the Superfund and comparable state sites discussed above, and for Resource Conservation and Recovery Act and other sites where Occidental has environmental remediation responsibility.
     Eight counties in the Houston-Galveston area are subject to a federal EPA mandate to adopt a plan for implementing certain requirements of the federal Clean Air Act, known as a State Implementation Plan. In October 2001, the EPA approved a State Implementation Plan for the Houston Galveston area (the Plan). The Plan contains provisions requiring the reduction of 80 - 90 percent of current nitrogen oxide (NOx) emissions in the Houston-Galveston area by November 2007. Occidental operates five facilities that will be subject to the Plan's NOx-reduction requirements. Occidental estimates that its capital expenditures will increase by between $80 - $120 million for environmental control and monitoring equipment necessary to comply with the Plan's enacted or proposed NOx-reduction requirements. Occidental began expending the capital necessary to comply with the Plan in 2001 and expects expenditures to end in 2007, although the timing of the expenditures will vary by facility.
     Occidental presently estimates that divisional capital expenditures for environmental compliance (including the SIP discussed above) will be in the range of $38 million for 2002 and $46 million for 2003.

FOREIGN INVESTMENTS
     Portions of Occidental's assets outside North America are exposed to political and economic risks. Occidental conducts its financial affairs so as to mitigate its exposure against those risks. At December 31, 2001, the carrying value of Occidental's assets in countries outside North America aggregated approximately $2.0 billion, or approximately 11 percent of Occidental's total assets at that date. Of such assets, approximately $1.3 billion was located in the Middle East, approximately $502 million was located in Latin America, and substantially all of the remainder were located in Pakistan and Russia.

CRITICAL ACCOUNTING POLICIES
     Generally accepted accounting principles require the use of management judgments and estimates in addition to the rules and regulations established by accounting pronouncements.
     Occidental has adopted a number of accounting policies, the most important of which are discussed in Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies." Occidental believes the most critical accounting policy, including judgments in its application, that may have an impact on Occidental's financial statements relates to the accounting for capitalized, long-term assets. The rates at which these assets are depreciated or otherwise written off are subject to a number of judgments about future events, many of which are beyond management's control.

     Oil and gas properties are accounted for using the successful-efforts method. Costs of acquiring proved and unproved properties, costs of drilling successful exploration wells and development costs are capitalized. Annual lease rentals and exploration costs, including geological and geophysical costs and exploratory dry-hole costs, are expensed as incurred. Depreciation and depletion of oil and gas producing properties is determined principally by the unit-of-production method and is based on estimated recoverable reserves. These reserves are subject to revision based upon actual performance as well as changes in the price of oil and gas. Significantly higher or lower product prices will lead to changes in the amount of reserves due to economic limits or the effects of production-sharing contracts. The process of estimation of reserves is inherently judgmental, especially during the early life of a field. Estimation of future production and development costs is also subject to change partially due to factors beyond Occidental's control, such as energy costs and inflation or deflation of oil field service costs. Thus, Occidental's depreciation and depletion expense could change in the future. At December 31, 2001, the costs attributable to unproved properties were approximately $1.6 billion, as shown in Note 16 to the Consolidated Financial Statements. These costs are not subject to depreciation or depletion on a current basis. As development work progresses and the reserves on these properties are proven, capitalized cost of the properties will be subject to depreciation and depletion. If the development work were to be unsuccessful, the capitalized cost of the properties related to this unsuccessful work would be expensed in the year in which the determination was made. The rate at which these unproven properties are written off, therefore, depends upon future exploration and development activities as well as the product price environment. Occidental believes its development and exploration efforts will result in the addition of sufficient reserves to fully realize this investment in unproved properties.
     Chemical facilities are depreciated using either the unit-of-production method or straight-line method, both based upon the estimated productive life of the facilities. Occidental makes annual capital renewal expenditures for its chemical plants on a continual basis while the plants are in operation. Impairment reserves are provided when a decision is made to dispose of a property or when operations have been curtailed on other than a temporary basis. Judgments about the useful life of a chemical plant can change depending on a number of factors, such as sustained higher or lower energy prices, environmental regulations, foreign competition and technological change. Thus, Occidental's depreciation expense could be higher or lower depending on these and other factors.

ADDITIONAL ACCOUNTING CHANGES
     Listed below are additional changes in accounting principles applicable to Occidental.

SFAS NO. 144
     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Occidental will adopt this statement in the first quarter of 2002 and it is not expected to have an impact on the financial statements.

SFAS NO. 143
     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. Occidental must implement SFAS No. 143 in the first quarter of 2003 and has not yet determined its impact on the financial statements.

SFAS NO. 142
     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting and reporting requirements for acquired goodwill and intangible assets. The provisions of this statement must be applied starting with fiscal years beginning after December 15, 2001. Certain transitional provisions of the statement can be implemented as late as the fourth quarter of 2002, provided that the transitional effect, if any, is recorded retroactive to the first quarter of 2002. At December 31, 2001, the balance sheet included approximately $108 million of goodwill and intangible assets with annual amortization expense of approximately $6 million recorded in the income statement. Occidental expects to implement SFAS No. 142 in the first quarter of 2002. The adoption of this accounting standard is expected to result in a cumulative effect of changes in accounting principles after-tax reduction in net income of approximately $95 million due to the anticipated impairment of the goodwill.

SFAS NO. 141
     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 establishes new standards for accounting and reporting business combinations including eliminating the pooling method of accounting. The standard applies to all business combinations initiated after June 30, 2001. Occidental has implemented the provisions of SFAS No. 141, which had no impact on the financial statements.

EITF ISSUE NO. 00-10
     In the fourth quarter of 2000, Occidental adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which establishes accounting and reporting standards for the treatment of shipping and handling costs. Among its provisions, EITF Issue No. 00-10 requires that transportation costs that had been accounted for as deductions from revenues should now be recorded as an expense. The implementation of EITF Issue No. 00-10 had no effect on net income. All prior-year balances have been adjusted to reflect this accounting change. The transportation costs that have been removed as deductions from revenues and included in cost of sales on Occidental's Statements of Operations totaled $245 million in 2000 and $210 million in 1999.

SFAS NO. 140
     In the fourth quarter of 2000, Occidental adopted the disclosure provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125", which revises disclosure standards for asset securitizations and other financial asset transfers. SFAS No. 140 also contains provisions which revise certain criteria for accounting for securitizations, financial-asset transfers and collateral. These accounting provisions were adopted by Occidental on April 1, 2001. The implementation of all of the provisions of SFAS No. 140 did not have an impact on Occidental's consolidated financial positions or results of operations.

SAB NO. 101
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The bulletin was effective in the fourth quarter of 2000. Occidental was in compliance with these standards; accordingly, the adoption of SAB No. 101 did not have an impact on its consolidated financial statements.

SOP NO. 98-5
     Effective January 1, 1999, Occidental adopted the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which requires that costs of start-up activities, including organizational costs, be expensed as incurred. The initial application of the statement resulted in a charge to income for costs of previously capitalized start-up activities that have not yet been fully amortized. The initial adoption of SOP 98-5 resulted in a first quarter noncash after-tax charge of $15 million, net of $8 million in taxes, which has been recorded as a cumulative effect of a change in accounting principle.


SAFE HARBOR STATEMENT REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA
     Portions of this report, including Items 1 and 2 and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the information under the sub-caption "2002 Outlook," contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; competitive pricing pressures; higher than expected costs including feedstocks; crude oil and natural gas prices; chemical prices; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental's production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental's products; any general economic recession or slowdown domestically or internationally; regulatory uncertainties; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency improvement project, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "will", "anticipate", "plan", "intend", "believe", "expect" or similar expressions that convey the uncertainty of future events or outcomes. Occidental undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Stockholders and Board of Directors, Occidental Petroleum
Corporation:

     We have audited the accompanying consolidated balance sheets of OCCIDENTAL PETROLEUM CORPORATION (a Delaware corporation) and consolidated subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001 (included on pages 35 through 67). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and consolidated subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.
     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the exhibit index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
February 8, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS                                              Occidental Petroleum Corporation
In millions, except per-share amounts                                                              and Subsidiaries

For the years ended December 31,                                                 2001           2000           1999
======================================================================     ==========     ==========     ==========
REVENUES
   Net sales                                                               $   13,985     $   13,574     $    7,820
   Interest, dividends and other income                                           223            263            913
   Gains (losses) on disposition of assets, net                                    10            639            (13)
   Income (loss) from equity investments                                          (92)            67             41
                                                                           ----------     ----------     ----------
                                                                               14,126         14,543          8,761
                                                                           ----------     ----------     ----------

COSTS AND OTHER DEDUCTIONS
   Cost of sales                                                                9,488          8,963          5,269
   Selling, general and administrative and other operating expenses               675            691            645
   Write-down of assets                                                           415            180            212
   Depreciation, depletion and amortization of assets                             971            901            805
   Minority interest                                                              143            185             58
   Environmental remediation                                                      109             --             --
   Exploration expense                                                            184             94             75
   Interest and debt expense, net                                                 392            518            498
                                                                           ----------     ----------     ----------
                                                                               12,377         11,532          7,562
                                                                           ----------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES                                  1,749          3,011          1,199
Provision for domestic and foreign income and other taxes                         563          1,442            631
                                                                           ----------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS                                               1,186          1,569            568
Extraordinary (loss) gain, net                                                     (8)             1           (107)
Cumulative effect of changes in accounting principles, net                        (24)            --            (13)
                                                                           ----------     ----------     ----------

NET INCOME                                                                      1,154          1,570            448
Effect of repurchase of Trust Preferred Securities                                 --              1              1
Preferred dividends                                                                --             --             (7)
                                                                           ----------     ----------     ----------

EARNINGS APPLICABLE TO COMMON STOCK                                        $    1,154     $    1,571     $      442
                                                                           ==========     ==========     ==========

BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                                       $     3.18     $     4.26     $     1.58
   Extraordinary loss, net                                                       (.02)            --           (.30)
   Cumulative effect of changes in accounting principles, net                    (.06)            --           (.04)
                                                                           ----------     ----------     ----------

BASIC EARNINGS PER COMMON SHARE                                            $     3.10     $     4.26     $     1.24
                                                                           ==========     ==========     ==========

DILUTED EARNINGS PER COMMON SHARE                                          $     3.09     $     4.26     $     1.24
======================================================================     ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS                                          Occidental Petroleum Corporation
In millions, except share amounts                                                    and Subsidiaries

Assets at December 31,                                                            2001           2000
=======================================================================     ==========     ==========
CURRENT ASSETS

   Cash and cash equivalents                                                $      199     $       97

   Trade receivables, net of reserves of $35 in 2001 and $25 in 2000               360            809

   Receivables from joint ventures, partnerships and other                         327            517

   Inventories                                                                     444            485

   Prepaid expenses and other                                                      153            159
                                                                            ----------     ----------
      TOTAL CURRENT ASSETS                                                       1,483          2,067
                                                                            ----------     ----------


LONG-TERM RECEIVABLES, NET                                                       2,186          2,119
                                                                            ----------     ----------


EQUITY INVESTMENTS
                                                                                   993          1,327
                                                                            ----------     ----------


PROPERTY, PLANT AND EQUIPMENT, AT COST

   Oil and gas segment                                                          14,414         14,084

   Chemical segment                                                              3,876          3,990

   Corporate and other                                                             273          1,438
                                                                            ----------     ----------

                                                                                18,563         19,512

   Accumulated depreciation, depletion and amortization                         (5,705)        (6,041)
                                                                            ----------     ----------

                                                                                12,858         13,471


OTHER ASSETS                                                                       330            430
                                                                            ----------     ----------
                                                                            $   17,850     $   19,414
=======================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS                                                      Occidental Petroleum Corporation
In millions, except share amounts                                                                and Subsidiaries

Liabilities and Equity at December 31,                                                        2001           2000
===================================================================================     ==========     ==========
CURRENT LIABILITIES
   Current maturities of long-term debt and capital lease liabilities                   $       --     $      258
   Notes payable                                                                                54              2
   Accounts payable                                                                            720          1,091
   Accrued liabilities                                                                         858          1,089
   Dividends payable                                                                            94             93
   Obligation under natural gas delivery commitment                                            137            129
   Domestic and foreign income taxes                                                            27             78
                                                                                        ----------     ----------
      TOTAL CURRENT LIABILITIES                                                              1,890          2,740
                                                                                        ----------     ----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES AND UNAMORTIZED DISCOUNT                           4,065          3,285
                                                                                        ----------     ----------

NON-RECOURSE DEBT                                                                               --          1,900
                                                                                        ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred and other domestic and foreign income taxes                                      1,103          1,280
   Obligation under natural gas delivery commitment                                            145            282
   Other                                                                                     2,326          2,415
                                                                                        ----------     ----------
                                                                                             3,574          3,977
                                                                                        ----------     ----------

CONTINGENT LIABILITIES AND COMMITMENTS

MINORITY INTEREST                                                                            2,224          2,265
                                                                                        ----------     ----------

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF A SUBSIDIARY
     TRUST HOLDING SOLELY SUBORDINATED NOTES OF
     OCCIDENTAL
                                                                                               463            473
                                                                                        ----------     ----------

STOCKHOLDERS' EQUITY
   Nonredeemable preferred stock; $1.00 par value, authorized 50 million shares;
       outstanding shares:  2001 and 2000 -- none                                               --             --
   Common stock, $.20 par value; authorized 500 million shares;
       outstanding shares:  2001 -- 374,125,825 and 2000 -- 369,984,447                         75             74
   Additional paid-in capital                                                                3,857          3,743
   Retained earnings                                                                         1,788          1,007
   Accumulated other comprehensive income                                                      (86)           (50)
                                                                                        ----------     ----------
                                                                                             5,634          4,774
                                                                                        ----------     ----------
                                                                                        $   17,850     $   19,414
===================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                             Occidental Petroleum Corporation
In millions                                                                                                 and Subsidiaries

                                                     Non-
                                               Redeemable                    Additional       Retained     Accumulated Other
                                                Preferred         Common        Paid-in       Earnings         Comprehensive
                                                    Stock          Stock        Capital      (Deficit)                Income
==========================================     ==========     ==========     ==========     ==========     =================
BALANCE, DECEMBER 31, 1998                     $      243     $       69     $    3,814     $     (734)    $             (29)
   Net income                                          --             --             --            448                    --
   Other comprehensive income, net of tax              --             --             --             --                   (22)
   Dividends on common stock                           --             --           (358)            --                    --
   Dividends on preferred stock                        --             --             (7)            --                    --
   Issuance of common stock                            --              1             88             --                    --
   Preferred stock conversions/redemptions           (243)             3            240             --                    --
   Exercises of options and other, net                 --             --             10             --                    --
------------------------------------------     ----------     ----------     ----------     ----------     -----------------
BALANCE, DECEMBER 31, 1999                     $       --     $       73     $    3,787     $     (286)    $             (51)
   Net income                                          --             --             --          1,570                    --
   Other comprehensive income, net of tax              --             --             --             --                     1
   Dividends on common stock                           --             --            (92)          (277)                   --
   Issuance of common stock                            --              1             40             --                    --
   Exercises of options and other, net                 --             --              8             --                    --
------------------------------------------     ----------     ----------     ----------     ----------     -----------------
BALANCE, DECEMBER 31, 2000                     $       --     $       74     $    3,743     $    1,007     $             (50)
   Net income                                          --             --             --          1,154                    --
   Other comprehensive income, net of tax              --             --             --             --                   (36)
   Dividends on common stock                           --             --             --           (373)                   --
   Issuance of common stock                            --             --             19             --                    --
   Exercises of options and other, net                 --              1             95             --                    --
------------------------------------------     ----------     ----------     ----------     ----------     -----------------
BALANCE, DECEMBER 31, 2001                     $       --     $       75     $    3,857     $    1,788     $             (86)
==========================================     ==========     ==========     ==========     ==========     =================


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In millions

For the years ended December 31,                            2001           2000           1999
=================================================     ==========     ==========     ==========
Net income                                            $    1,154     $    1,570     $      448
   Other comprehensive income items:
      Foreign currency translation adjustments               (12)             2            (23)
      Derivative mark-to-market adjustments                  (20)            --             --
      Minimum pension liability adjustments                   (6)             2             --
      Unrealized gains(losses) on securities                   2             (3)             1
                                                      ----------     ----------     ----------
   Other comprehensive income, net of tax                    (36)             1            (22)
                                                      ----------     ----------     ----------
Comprehensive income                                  $    1,118     $    1,571     $      426
=================================================     ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                        Occidental Petroleum Corporation
In millions                                                                                                  and Subsidiaries

For the years ended December 31,                                                           2001           2000           1999
================================================================================     ==========     ==========     ==========
CASH FLOW FROM OPERATING ACTIVITIES
   Income from continuing operations                                                 $    1,186     $    1,569     $      568
   Adjustments to reconcile income to net cash provided by operating activities:
      Depreciation, depletion and amortization of assets                                    971            901            805
      Amortization of debt discount and deferred financing costs                              5              7             12
      Deferred income tax (benefit) provision                                              (181)           413            183
      Other noncash charges to income                                                       508            170            275
      Gains on disposition of assets, net and litigation settlement                         (10)          (639)          (762)
      Loss(income) from equity investments                                                   92            (67)           (41)
      Exploration expense                                                                   184             94             75
   Changes in operating assets and liabilities:
      Decrease(increase) in accounts and notes receivable                                 1,085           (201)          (269)
      Decrease(increase) in inventories                                                      37            (39)            27
      Decrease(increase) in prepaid expenses and other assets                                72             34             13
      (Decrease)increase in accounts payable and accrued liabilities                     (1,150)           367             90
      Increase(decrease) in current domestic and foreign income taxes                         4            (53)           263
   Other operating, net                                                                    (151)          (155)          (195)
                                                                                     ----------     ----------     ----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                                           2,652          2,401          1,044
                                                                                     ----------     ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                  (1,401)          (952)          (601)
   Sale of businesses and disposal of property, plant and equipment, net                    852          1,488             52
   Proceeds from litigation settlement                                                       --             --            775
   Collection of note receivable                                                             --             --          1,395
   Buyout of operating leases                                                                --             --            (17)
   Purchase of businesses, net                                                              (46)        (3,715)          (127)
   Equity investments and other, net                                                       (141)            82            114
                                                                                     ----------     ----------     ----------

      NET CASH(USED)PROVIDED BY INVESTING ACTIVITIES                                       (736)        (3,097)         1,591
                                                                                     ----------     ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from long-term debt and non-recourse debt                                       861          2,447            835
   Repayments of commercial paper and revolving credit agreements, net                       --             --         (2,201)
   Payments of long-term debt, non-recourse debt and capital lease liabilities           (2,258)        (1,389)        (1,305)
   Proceeds from issuance of common stock                                                    18             41             21
   Proceeds from issuance of Trust Preferred Securities                                      --             --            508
   Repurchase of Trust Preferred Securities                                                 (11)           (12)           (21)
   Purchases for natural gas delivery commitment                                           (121)          (115)            --
   (Payments)proceeds of notes payable, net                                                  (2)           (25)             9
   Cash dividends paid                                                                     (372)          (369)          (363)
   Stock options exercised                                                                   72              2             --
   Other financing, net                                                                      (1)            (1)            --
                                                                                     ----------     ----------     ----------

      NET CASH (USED)PROVIDED BY FINANCING ACTIVITIES                                    (1,814)           579         (2,517)
                                                                                     ----------     ----------     ----------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                             102           (117)           118
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR                                                 97            214             96
                                                                                     ----------     ----------     ----------

CASH AND CASH EQUIVALENTS--END OF YEAR                                               $      199     $       97     $      214
================================================================================     ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Occidental Petroleum Corporation
                                                                and Subsidiaries

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Occidental Petroleum Corporation, all entities where it owns a majority voting interest (subsidiaries) and their proportionate interests in oil and gas exploration and production ventures. In these Notes, the term "Occidental" refers to Occidental Petroleum Corporation and/or one or more of its subsidiaries. All material intercompany accounts and transactions have been eliminated. Investments in less than majority-owned enterprises, except for oil and gas exploration and production ventures, are accounted for on the equity method (see Note 14).
     In addition, certain financial statements, notes and supplementary data for prior years have been changed to conform to the 2001 presentation.

NATURE OF OPERATIONS
     Occidental is a multinational organization whose principal business segments are oil and gas exploration, production and marketing and chemicals production and marketing. In oil and gas, Occidental has active exploration and production in the United States and in nine other countries. Occidental has interests in basic chemicals (principally chlorine and caustic soda), vinyls, petrochemicals and specialty products.

RISKS AND UNCERTAINTIES
     The process of preparing consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts, generally not by material amounts. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of Occidental's financial position and results of operations.
     Included in the accompanying balance sheet is net property, plant and equipment at a carrying value of approximately $12.9 billion as of December 31, 2001. The carrying value is based on Occidental's plans and intentions to continue to operate, maintain, develop and, where it is economically desirable, to expand its businesses. If future economic conditions result in changes in management's plans or intentions, the carrying values of the affected assets will be reviewed again and any appropriate adjustments made.
     Included in the accompanying consolidated balance sheet are deferred tax assets of $768 million as of December 31, 2001, the noncurrent portion of which is netted against deferred income tax liabilities. Realization of these assets is dependent upon Occidental generating sufficient future taxable income. Occidental expects to realize the recorded deferred tax assets through future operating income and reversal of taxable temporary differences.
     The accompanying consolidated balance sheet includes assets of approximately $2.0 billion as of December 31, 2001, relating to Occidental's operations in countries outside North America. Some of these countries may be considered politically and economically unstable. These assets and the related operations are subject to the risk of actions by governmental authorities and insurgent groups. Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would expect to receive compensation in the event of nationalization.
     Since Occidental's major products are commodities, significant changes in the prices of oil and gas and chemical products could have a significant impact on Occidental's results of operations for any particular year.

FOREIGN CURRENCY TRANSLATION
     The functional currency applicable to all Occidental's foreign oil and gas operations is the U.S. dollar since cash flows are denominated principally in U.S. dollars. Occidental's chemical operations in Brazil use the Real as the functional currency. Brazil devalued the Real in January 1999. The devaluation had an unfavorable pre-tax income effect in 1999 on Occidental of approximately $13 million. The effect of exchange-rate changes on transactions denominated in nonfunctional currencies generated a gain of less than $1 million in both 2001 and 2000 and a loss of $11 million in 1999.

CASH AND CASH EQUIVALENTS
     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled approximately $139 million and $46 million at December 31, 2001 and 2000, respectively.

TRADE RECEIVABLES
     Occidental has an agreement in place to sell, under a revolving sale program, an undivided interest in a designated pool of trade receivables. This program is used by Occidental as a low-cost source of working capital funding. The amount of proceeds, which totaled $360 million outstanding in each of 2001 and 2000, that Occidental has received on the sale of the undivided interest and the related accounts receivable that have been sold, are not included in the debt and trade receivables accounts, respectively, on Occidental's consolidated balance sheets. Fees and expenses under this program are included in selling, general and administrative and other operating expense. Under the program, receivables must meet certain criteria. The program terminates upon certain events, including Occidental's senior debt rating falling below investment grade. In such an event, the amount of proceeds outstanding at that time would have to be funded through other means, which could result in an increase in debt recorded on the consolidated balance sheets along with a corresponding increase in the accounts receivable balance. The consolidated income statement effect of such an event would not be significant.
     Under this program, Occidental serves as the collection agent with respect to the receivables sold. An interest in new receivables is sold as collections are made from customers. Fees and expenses under this program are included in selling, general and administrative and other operating expenses. During the years ended December 31, 2001, 2000 and 1999, the cost of this program amounted to approximately 4.5 percent, 6.7 percent and 5.5 percent, respectively, of the weighted average amount of proceeds received.

INVENTORIES
     Product and raw-material inventories, except certain domestic chemicals, are stated at cost determined on the first-in, first-out (FIFO) and average-cost methods and did not exceed market value. The remaining product and raw-material inventories are stated at cost using the last-in, first-out (LIFO) method and also did not exceed market value. Inventories of materials and supplies are valued at cost or less (see Note 5).

PROPERTY, PLANT AND EQUIPMENT
     Property additions and major renewals and improvements are capitalized at cost. Interest costs incurred in connection with major capital expenditures are capitalized and amortized over the lives of the related assets (see Note 15).
     Oil and gas properties are accounted for using the successful-efforts method. Costs of acquiring proved and unproved properties, costs of drilling successful exploration wells and development costs are capitalized. Annual lease rentals and exploration costs, including geological and geophysical costs and exploratory dry-hole costs, are expensed as incurred. Depreciation and depletion of oil and gas producing properties is determined principally by the unit-of-production method and is based on estimated recoverable reserves. These reserves are subject to revision based upon actual performance as well as changes in the price of oil and gas. Significantly higher or lower product prices will lead to changes in the amount of reserves due to economic limits or the effects of production-sharing contracts. The process of estimation of reserves is inherently judgmental, especially during the early life of a field. Estimation of future production and development costs is also subject to change partially due to factors beyond Occidental's control, such as energy costs and inflation or deflation of oil field service costs. Thus, Occidental's depreciation and depletion expense could change in the future. At December 31, 2001, the costs attributable to unproved properties were approximately $1.6 billion, as shown in Note 16 to the Consolidated Financial Statements. These costs are not subject to depreciation or depletion on a current basis. As development work progresses and the reserves on these properties are proven, capitalized cost of the properties will be subject to depreciation and depletion. If the development work were to be unsuccessful, the capitalized cost of the properties related to this unsuccessful work would be expensed in the year in which the determination was made. The rate at which these unproven properties are written off, therefore, depends upon future exploration and development activities as well as the product price environment. Occidental believes its development and exploration efforts will result in the addition of sufficient reserves to fully realize this investment in unproved properties.
     Chemical facilities are depreciated using either the unit-of-production method or straight-line method, both based upon the estimated productive life of the facilities. Occidental makes annual capital renewal expenditures for its chemical plants on a continual basis while the plants are in operation. Impairment reserves are provided when a decision is made to dispose of a property or when operations have been curtailed on other than a temporary basis. Judgments about the useful life of a chemical plant can change depending on a number of factors, such as sustained higher or lower energy prices, environmental regulations, foreign competition and technological change. Thus, Occidental's depreciation expense could be higher or lower depending on these and other factors.
     At December 31, 2000 corporate property, plant and equipment and accumulated depreciation, depletion and amortization included $1.2 billion and $436 million, respectively, for an intrastate gas pipeline owned by Occidental. The entity that owned this pipeline was sold in 2001. See Note 3 for more information.

OTHER ASSETS
     Other assets include tangible and intangible assets, certain of which are amortized over the estimated periods to be benefited.

GOODWILL
     Goodwill, which is included in the Other Assets account, has been amortized over periods ranging from 5 to 40 years.

NOTES PAYABLE
     Notes payable at December 31, 2001 and 2000 consisted of short-term notes due to financial institutions and other corporations. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2001 and 2000 was 2.9 percent and 17.4 percent, respectively.

ACCRUED LIABILITIES--CURRENT
     Accrued liabilities include the following (in millions):

Balance at December 31,                                        2001         2000
======================================================     ========     ========
Accrued payroll, commissions and related expenses          $    143     $    180
Accrued environmental reserves                             $     96     $     79
Derivative financial instruments                           $    102     $    250
------------------------------------------------------     --------     --------

ENVIRONMENTAL COSTS
     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Reserves for estimated costs that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. The environmental reserves are based on management's estimate of the most likely cost to be incurred and are reviewed periodically and adjusted as additional or new information becomes available. Probable recoveries or reimbursements are recorded as an asset. The environmental reserves are included in accrued liabilities and other noncurrent liabilities and amounted to $96 million and $358 million, respectively, at December 31, 2001 and $79 million and $323 million, respectively, at December 31, 2000.
     Environmental reserves are discounted only when the aggregate amount of the estimated costs for a specific site and the timing of cash payments are reliably determinable. As of December 31, 2001 and 2000, reserves that were recorded on a discounted basis were not material.

DISMANTLEMENT, RESTORATION AND RECLAMATION COSTS
     The estimated future abandonment costs of oil and gas properties and removal costs for offshore production platforms, net of salvage value, are accrued over their operating lives. Such costs are calculated at unit-of-production rates based upon estimated proved recoverable reserves and are taken into account in determining depreciation, depletion and amortization. For onshore production, Occidental assumes that the salvage value of the oil and gas property will equal the dismantlement restoration and reclamation costs so no accrual is necessary. For the chemical segment, appropriate reserves are provided when a decision is made to dispose of a property, since Occidental makes capital renewal expenditures on a continual basis while an asset is in operation. Reserves for dismantlement, restoration and reclamation costs are included in accrued liabilities and in other noncurrent liabilities and amounted to $1 million and $21 million, respectively, at December 31, 2001, and $2 million and $28 million, respectively, at December 31, 2000.

DERIVATIVE INSTRUMENTS
     Occidental's market-risk exposures relate primarily to commodity prices, and, to a lesser extent, interest rates and foreign currency exchange rates. Occidental may periodically use different types of derivative instruments to achieve the best prices for oil and gas, to reduce its exposure to price volatility and thus mitigate fluctuations in commodity-related cash flows. Usually Occidental remains unhedged to long-term oil and gas prices. Overall, Occidental's use of derivatives in hedging activity remains at a relatively low level. However, current rules require extensive disclosure regarding any level of derivative use.

     Effective January 1, 1999, Occidental adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", which establishes accounting and reporting standards for certain energy trading contracts. EITF 98-10 requires that energy trading contracts must be marked to fair value with gains and losses included in earnings and separately disclosed in the financial statements or accompanying footnotes. The initial adoption of EITF 98-10 resulted in a first quarter non-cash after-tax benefit of $2 million, recorded as a cumulative effect of a change in accounting principle in 1999.
     Effective January 1, 2001, Occidental adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 (collectively SFAS No. 133, as amended). These statements establish accounting and reporting standards for derivative instruments and hedging activities and require an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value unless the instrument qualifies as a normal purchase or sale contract. Changes in the derivative instrument's fair value must be recognized in earnings unless specific hedge accounting criteria are met. Changes in the fair value of derivative instruments that meet specific cash-flow hedge accounting criteria are reported in other comprehensive income (OCI). The gains and losses on cash-flow hedge transactions that are reported in OCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. Gains and losses from derivatives that qualify for fair-value hedge accounting are recorded in earnings along with the change in fair value of the hedged item. The ineffective portions of all hedges are recognized in current period earnings. Prior to the adoption of SFAS No. 133, gains and losses on commodity futures contracts that qualified for hedge accounting, essentially those associated with equity production or purchases, were deferred until recognized as an adjustment to sales revenue or purchase costs when the related transaction being hedged was finalized.
     Except where a right of setoff exists, gains are recognized as assets and losses are recognized as liabilities.

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

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash payments during the years 2001, 2000 and 1999 included federal, foreign and state income taxes of approximately $472 million, $686 million and $105 million, respectively. Interest paid (net of interest capitalized) totaled approximately $389 million, $516 million and $468 million for the years 2001, 2000 and 1999, respectively. See Note 3 for detail of noncash investing and financing activities regarding certain acquisitions.


NOTE 2    DERIVATIVE ACTIVITIES INCLUDING FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------
     Occidental adopted the provisions of SFAS No. 133, as amended, in January 2001. The derivative financial instrument balances included in the consolidated balance sheets were as follows (in millions):

Balance at December 31, 2001
================================================     ========
Derivative financial instrument assets
   Current                                           $    116
   Non-current                                            120
                                                     --------
                                                     $    236
                                                     ========
Derivative financial instrument liabilities
   Current                                           $    102
   Non-current                                            119
                                                     --------
                                                     $    221
================================================     ========

COMMODITY PRICE DERIVATIVES
GENERAL
     With respect to derivatives used in its oil and gas marketing operations, Occidental used a combination of futures, options and swaps to offset various open price positions.
     The fair value recorded for derivative instruments is based on quoted market prices, dealer quotes or synthetic price curves established from quoted prices (adjusted for time, location and quality differentials).

CASH-FLOW COMMODITY HEDGES
     Occidental used cash-flow hedges for the sale of crude oil and natural gas in 2001, with the objective of mitigating price risk arising from fluctuating values for these commodities. Crude oil hedges were executed for Occidental's West Texas production. Its strategy to achieve these objectives included a combination of purchased put options and written call options resulting in no net premium received for crude oil hedging. Purchased put options were used for natural gas hedging and were executed for the Mid-continent production area to establish a minimum sales price for its production. Occidental used no fair-value hedges for crude oil or natural gas production during 2001.
     Occidental's cash-flow-hedging instruments, which consist of natural gas put option contracts, are highly effective. During 2001, net gains of $0.6 million were recorded to OCI relating to changes in current cash-flow hedges and net losses of $7.6 million were reclassified from OCI into earnings as a reduction to net sales revenue, as the forecasted transactions actually occurred. The fair value at December 31, 2001 of derivative financial instruments that have been designated and have qualified as cash-flow-hedging instruments was $0.2 million. The gain was recorded as an increase to OCI and will be reclassified into earnings during 2002 when the forecasted transactions actually occur.

MARKETING AND TRADING OPERATIONS
     The fair value at December 31, 2001 of derivative instruments used in marketing and trading operations is a net gain of $9 million. Gains of $24 million were recorded in earnings due to the change in fair value of these financial derivative instruments during 2001. Offsetting the value of these instruments are related physical positions with a fair value of $2 million loss at December 31, 2001. Gains of $15 million were recorded in earnings due to the change in the fair value of related physical positions during 2001. The net positions mostly expire in 2002. Additionally, a long-term sales contract volume commitment is 38,100 MMBtu per day through October 2010. The approximate $39 million net gain from the change in fair value during 2001 of derivative instruments used in marketing and trading operations was reflected in the income statement. The $39 million net gain represents a reversal of negative mark-to-market adjustments resulting from the adoption of SFAS No. 133, as amended.
     At December 31, 2001, total assets and liabilities include $108 million and $101 million for the fair value of derivative instruments used in marketing and trading operations.
     Prior to the physical settlement of any energy contract held for trading purposes, favorable or unfavorable price movement is reported in the income statement. An offsetting amount is recorded on the balance sheet as unrealized gains or unrealized losses on trading transactions. When a contract to sell energy is physically settled, the above entries are reversed and the gross amount invoiced to the customer is included as net sales in the income statement. Similarly, when a contract to purchase energy is physically settled, the purchase price is included as cost of sales in the income statement. Until a contract is physically settled, the unrealized gain or loss is reclassified to a receivable or payable account. Other than the positive effect on oil and gas realized prices, the results of trading activities are not significant.

RECONCILIATION OF FAIR VALUE OF CONTRACTS FROM JANUARY 1, 2001 TO DECEMBER 31, 2001 (in millions)

==============================================================================================================     ==========
Fair value of contracts outstanding at January 1, 2001                                                             $      (66)
Contracts realized or otherwise settled during the period gains/(losses)                                                  (30)
Changes in fair value attributable to changes in valuation techniques and assumptions                                      --
Other changes in fair values                                                                                              103
                                                                                                                   ----------
Fair value of contracts outstanding at December 31, 2001                                                           $        7
                                                                                                                   ==========

                                                                                  Maturity Periods
                                                       ----------------------------------------------------------------------
                                                                         2003           2005         2007 and           Total
Source of Fair Value                                      2002          to 2004        to 2006      thereafter     Fair Value
==================================================     ==========     ==========     ==========     ==========     ==========
Prices actively quoted                                 $      (12)    $       --     $       --     $       --     $      (12)
Prices provided by other external sources                      20              1             --             --             21
Prices based on models and other valuation methods             --             (1)            (1)            --             (2)
                                                       ----------     ----------     ----------     ----------     ----------
TOTAL                                                  $        8     $       --     $       (1)    $       --     $        7
==================================================     ==========     ==========     ==========     ==========     ==========

ACTIVITIES PRIOR TO SFAS 133 IMPLEMENTATION
     At December 31, 2000, Occidental was a party to commodity-exchange and over-the-counter forward obligations. The instruments held for purposes other than trading expire during the period from January 2001 to December 2003, and relate to the hedging of natural gas and crude oil prices. The fair value of these instruments at December 31, 2000 was $511 million. Offsetting the value of these instruments were related physical positions with a $528 million loss. The principal components of these instruments and related physical positions are the related natural gas price swap and the natural gas delivery commitment, which is discussed in Note 7. At December 31, 2000, the difference between the carrying value and the fair value of these obligations was an unrealized loss of approximately $17 million. The instruments held or issued for trading purposes mostly expired in 2001, with the exception of a long-term sales contract that expires in 2010. The fair value of these instruments at December 31, 2000 was $31 million. Offsetting the value of these instruments were related physical positions with a $12 million loss. The net gain of approximately $19 million was reflected in the income statement. The majority of the gain was from the mark-to-market adjustment under EITF Issue No. 98-10 of a long-term sales contract.

CREDIT RISK
     Occidental's derivative contracts are spread among numerous banks and market leaders in the industry. Creditworthiness is reviewed before doing business with a new counterparty and on an on-going basis. Occidental monitors aggregated counter-party exposure relative to credit limits, and manages credit-enhancement requirements such as collateral, parental guarantees and letters of credit. Credit limits for all customers (whether financial or physical) are established and entered into Occidental's risk-management systems, and these limits are monitored for compliance on an aggregated basis across all traded commodities. Credit exposure for each customer is monitored for outstanding balances, current month activity, and forward mark-to-market exposure. The credit-determination process takes into consideration the creditworthiness of the counter-party, the counter-party's parent, parental guarantees, letters of credit, and other credit-enhancing instruments.

INTEREST-RATE DERIVATIVES
FAIR-VALUE HEDGES
     Interest-rate swaps, forward locks and futures contracts are entered into as part of Occidental's overall strategy to manage interest-rate exposure. During 2001, Occidental entered into several interest-rate swaps that qualified for fair-value hedge accounting. These derivatives effectively convert approximately $1.3 billion of fixed-rate debt to variable-rate debt with maturities ranging from 2005 to 2008. In 2000 and 1999, Occidental also had interest-rate swaps converting fixed-rate debt to floating-rate debt that matured in November 2000. Net interest expense was impacted by $6.6 million of income in 2001, $1.0 million of expense in 2000 and income of almost $1.0 million in 1999 to reflect the effects of the fair-value hedges.

CASH-FLOW HEDGES
     Occidental is a party to a series of forward interest-rate locks, which qualified as a cash-flow hedge, that are required to be settled on or prior to December 31, 2002. These financial instruments relate to debt raised by a third party to construct a cogeneration plant that will be subject to a long-term operating lease to OxyChem. As the lease payments will be directly related to the amount of interest paid on the underlying debt, the forward rate locks were put in place to hedge the future lease payments. The lease payments are expected to commence on or before January 15, 2003. The fair value of these financial instruments at December 31, 2001 was an unrealized loss of $28 million, that would be offset by potentially lower lease payments due to the lower interest rate environment.
     Occidental and its equity investees have also entered into additional derivative instruments that qualified as cash-flow hedges. The amounts related to these hedges are included below.
     For the year ended 2001, a $4 million gain was reclassified from OCI to income due to the expiration of cash-flow hedges and a $3 million loss was recorded to OCI relating to changes in current cash-flow hedges. During the next twelve months, Occidental expects that less than about $0.1 million of net derivative losses included in OCI, based on their valuation at December 31, 2001, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the year.

FOREIGN CURRENCY DERIVATIVES
     Many of Occidental's foreign oil and gas operations and foreign chemical operations are located in countries whose currencies generally depreciate against the U.S. dollar on a continuing basis. Generally, an effective currency forward market does not exist for these countries. Therefore, Occidental attempts to manage its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes. Additionally, all of Occidental's oil and gas foreign entities have the U.S. dollar as the functional currency since the cash flows are mainly denominated in U.S. dollars. However, in one foreign chemical subsidiary where the local currency is the functional currency, Occidental has exposure on debt that is denominated in U.S. dollars that is not material. At December 31, 2001 and 2000, Occidental had not entered into any foreign currency derivative instruments. The effect of exchange-rate transactions in foreign currencies is included in periodic income.

NOTE 3    BUSINESS COMBINATIONS AND ASSET ACQUISITIONS AND DISPOSITIONS
--------------------------------------------------------------------------------
2001
     On August 31, 2001, Occidental sold the entity that owns pipelines in Texas that are leased to a former subsidiary. The entity was sold to Kinder Morgan Energy Partners, L.P. Occidental recorded an after-tax loss of approximately $272 million in connection with this transaction.
     On July 10, 2001, Occidental completed the sale of its interest in the Tangguh LNG project in Indonesia to Mitsubishi Corporation of Japan. Occidental recorded an after-tax gain of approximately $399 million for this transaction.

2000
     On December 4, 2000, Occidental completed an agreement with BP p.l.c. (BP) to obtain BP's interest in a carbon dioxide field in New Mexico and related pipelines in exchange for Occidental's interest in the Milne Point oil field in Alaska, together with additional cash consideration. The gain on this transaction was not significant.
     On November 29, 2000, an OxyChem subsidiary purchased a 28.6-percent interest in OxyMar, a Texas general partnership that owns the Ingleside, Texas vinyl chloride monomer (VCM) facility operated by OxyChem. The interest was purchased from U.S. VCM Corporation, an affiliate of Marubeni Corporation, which continues to own a 21.4-percent interest and remains a 50-percent partner for corporate governance purposes. Oxy Vinyls, LP (OxyVinyls) owns the remaining 50-percent interest.
     On November 1, 2000, Occidental agreed to farm out a partial economic interest in its Block 15 operations in Ecuador to Alberta Energy Company Ltd.
(AEC). AEC will earn a 40-percent interest in the block and will assume certain capital costs through 2004. Occidental will remain the operator of Block 15. The gain on this transaction was not significant.
     On November 1, 2000, Occidental completed the sale of its Durez phenolic resins and compounding businesses and assets to Sumitomo Bakelite Co., Ltd. The gross proceeds of approximately $150 million from the sale will be applied to Occidental's debt-reduction program. Manufacturing facilities included in the sale are located in Niagara Falls, New York; Kenton, Ohio; Fort Erie, Ontario, Canada; and Genk, Belgium, as well as OxyChem's share in joint ventures located in Japan, Singapore, Indonesia and Canada. There was a $13 million after-tax gain on this transaction.
     On August 15, 2000, Occidental completed agreements with respect to two transactions with Apache Corporation (Apache) involving Occidental's interests in the Continental Shelf of the Gulf of Mexico (GOM). Occidental entered into a transaction to deliver, over four years, substantially all of its share of future gas production from these GOM interests to Apache for approximately $280 million. Occidental also agreed to sell an interest in the subsidiary that holds the GOM assets for approximately $62 million, with an option for Apache to purchase additional interests for $44 million over the next four years. As a result of these transactions, and the consequent elimination of a portion of Occidental's responsibility for abandonment liabilities, Occidental recorded an after-tax gain of $39 million.
     On May 8, 2000, Occidental completed an agreement to sell its producing properties in Peru to Pluspetrol. In connection with this transaction, Occidental recorded an after-tax charge of approximately $29 million in December 1999 to write-down the properties to their fair values.
     On April 24, 2000, Occidental completed the acquisition of ARCO Long Beach Inc. (THUMS), an oil producing entity, for approximately $68 million.
     On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura Energy Ltd. (Altura) (now "Occidental Permian Ltd."), the largest oil producer in Texas. Occidental, through its subsidiaries, paid approximately $1.2 billion to the sellers, affiliates of BP Amoco plc and Shell Oil Company, to acquire the common limited partnership interest and control of the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership borrowed approximately $2.4 billion, which had recourse only to the Altura assets. The partnership also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes recorded as long-term receivables, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and are entitled to certain distributions from the partnership. The acquisition is valued at approximately $3.6 billion. Occidental's results of operations include the operations of the Altura assets from the date of acquisition. Pro-forma net income for the year ended December 31, 2000, including historical Altura results as if the acquisition had occurred on January 1, 2000, would have been $1.6 billion ($4.47 earnings per share). Pro-forma net income for the year ended December 31, 1999, including historical Altura results as if the acquisition had occurred on January 1, 1999, would have been $601 million ($1.69 earnings per share). Pro-forma revenues would have been $14.9 billion and $9.4 billion for the year ended December 31, 2000, and 1999, respectively. The pro-forma calculations were made with historical operating results from Altura prior to ownership by Occidental and give effect to certain adjustments, including increased depreciation, depletion and amortization to reflect the value assigned to the Altura property, plant and equipment, increased interest expense, and income tax effects. The pro-forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future. Also, the pro-forma calculations do not reflect anticipated cost savings, synergies, changes in realized prices or production rates and certain other adjustments that are expected to result from the acquisition and operation of Altura.

     On April 18, 2000, Occidental completed the sale of its 29.2-percent stake in Canadian Occidental Petroleum Ltd. (CanadianOxy) for gross proceeds of approximately $1.2 billion Canadian, following approval of the sale by CanadianOxy stockholders. Of Occidental's 40.2 million shares of CanadianOxy,
20.2 million were sold to the Ontario Teachers Pension Plan Board and 20 million to CanadianOxy. These sales resulted in a net pre-tax gain of approximately $493 million. In addition, Occidental and CanadianOxy sold their respective 15-percent interests in joint businesses of approximately equal value, resulting in Occidental owning 100 percent of an oil and gas operation in Ecuador and CanadianOxy owning 100 percent of sodium chlorate operations in Canada and Louisiana.

1999
     In December 1999, Occidental and EOG Resources, Inc. (EOG) exchanged certain oil and gas assets. Occidental received assets that will enhance its programs to further focus exploration and production activities and achieve cost savings through operational benefits. Occidental received producing properties and exploration acreage in its expanding California asset base, as well as producing properties in the western Gulf of Mexico near existing operations in exchange for oil and gas production and reserves in east Texas. Occidental also farmed out Oklahoma panhandle properties to EOG and retained a carried interest.
     In the third quarter of 1999, pursuant to a series of transactions, Occidental indirectly acquired the remaining ownership of INDSPEC Chemical Corporation (INDSPEC) through the issuance of approximately 3.2 million shares of Occidental common stock at an estimated value of approximately $68 million and the assumption of approximately $80 million of bank debt. As a result of the transactions, Occidental owns 100 percent of the stock of INDSPEC, which is a leading manufacturer of resorcinol, a bonding agent principally used in tires and as a flame retardant.
     In the third quarter of 1999, Occidental acquired Unocal International Corporation's (UNOCAL) oil and gas interests in Yemen and UNOCAL acquired Occidental's properties in Bangladesh. The results, after tax benefits, did not have a significant impact on earnings.
     Effective April 30, 1999, Occidental and The Geon Company (now known as "PolyOne") formed two partnerships. Occidental has a 76-percent interest in the polyvinyl chloride (PVC) commodity resin partnership, OxyVinyls, which is the larger of the partnerships, and a 10-percent interest in a PVC powder compounding partnership. OxyVinyls also has entered into long-term agreements to supply PVC resin to PolyOne and VCM to Occidental and PolyOne. In addition, as part of the transaction, Occidental sold its pellet compounding plant in Pasadena, Texas and its vinyl film assets in Burlington, New Jersey to PolyOne. As part of the transaction, PolyOne received approximately $104 million through the retention of working capital and the distribution of cash from OxyVinyls, and OxyVinyls undertook approximately $180 million in obligations for certain PolyOne plant facilities, which are treated as operating leases for accounting purposes. Occidental did not record a significant gain or loss on the transaction.

NOTE 4    ASSET WRITE-DOWNS, EXTRAORDINARY ITEMS AND ACCOUNTING CHANGES
--------------------------------------------------------------------------------
2001
     In January 2002, Occidental and Lyondell Chemical Company (Lyondell) agreed, in principle, for Occidental to sell its share of Equistar to Lyondell and to purchase an equity interest of approximately 21 percent in Lyondell. These transactions are subject to the execution of definitive documents and corporate and regulatory approvals. In connection with the agreement in principle, Occidental wrote down its investment in the Equistar partnership by $240 million, after tax, in December 2001. The transactions are expected to close in the second quarter of 2002.
     In December 2001, Occidental issued $300 million of 5.875-percent senior notes due 2007 and $500 million of 6.750-percent senior notes due 2012 for net combined proceeds of approximately $794 million. Approximately $700 million of the net proceeds were used to extinguish the Altura non-recourse debt. Occidental recorded an after-tax extraordinary loss of $4 million from this transaction.
     On March 5, 2001, Occidental retired $20.5 million of 7.8-percent pollution control revenue bonds due on December 1, 2005. As a result of this transaction, Occidental recognized an after-tax extraordinary loss of $3 million in the first quarter of 2001.
     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Occidental will adopt this statement in the first quarter of 2002 and it is not expected to have an impact on the financial statements.
     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. Occidental must implement SFAS No. 143 in the first quarter of 2003 and has not yet determined its impact on the financial statements.
     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting and reporting requirements for acquired goodwill and intangible assets. The provisions of this statement must be applied starting with fiscal years beginning after December 15, 2001. Certain transitional provisions of the statement can be implemented as late as the fourth quarter of 2002, provided that the transitional effect, if any, is recorded retroactive to the first quarter of 2002. At December 31, 2001, the balance sheet included approximately

$108 million of goodwill and intangible assets with annual amortization expense of approximately $6 million recorded in the income statement. Occidental expects to implement SFAS No. 142 in the first quarter of 2002. The adoption of this accounting standard is expected to result in a cumulative effect of changes in accounting principles after-tax reduction in net income of approximately $95 million due to the anticipated impairment of the goodwill.
     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 establishes new standards for accounting and reporting business combinations including eliminating the pooling method of accounting. The standard applies to all business combinations initiated after June 30, 2001. Occidental has implemented the provisions of SFAS No. 141, which had no impact on the financial statements.
     On January 1, 2001, Occidental adopted SFAS No. 133, as amended. These statements established accounting and reporting standards for derivative instruments and hedging activities and required an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value. Changes in the derivative instrument's fair value must be recognized in earnings unless specific hedge accounting criteria are met. Adoption of these new accounting standards resulted in cumulative after-tax reductions in net income of approximately $24 million and OCI of approximately $27 million in the first quarter of 2001. The adoption also increased total assets by $588 million and total liabilities by $639 million as of January 1, 2001.

2000
     The 2000 results included pre-tax charges of $120 million for the write-down of the chemical intermediate businesses to net realizable value, $53 million for the write-down of various oil and gas assets and investments and $15 million for the write-down of various chemical assets.
     During the third and fourth quarters of 2000, Occidental repurchased some of its outstanding public debt securities in open market transactions, with principal balances totaling $154 million, at current market prices. Occidental recorded an after-tax extraordinary gain of $1 million that resulted from these purchases.
     In the fourth quarter of 2000, Occidental adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which establishes accounting and reporting standards for the treatment of shipping and handling costs. Among its provisions, EITF Issue No. 00-10 requires that transportation costs that had been accounted for as deductions from revenues should now be recorded as an expense. The implementation of EITF Issue No. 00-10 had no effect on net income. All prior-year balances have been adjusted to reflect this accounting change. The transportation costs that have been removed as deductions from revenues and included in cost of sales on Occidental's "Statements of Operations" totaled $245 million in 2000 and $210 million in 1999.

1999
     The 1999 results included pre-tax charges of $159 million for the write-down to realizable value of certain chemical assets, $28 million for write-downs by Equistar and $9 million for various oil and gas assets.
     Effective January 1, 1999, Occidental adopted the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which requires that costs of start-up activities, including organizational costs, be expensed as incurred. The initial application of the statement resulted in a charge to income for costs of previously capitalized start-up activities that have not yet been fully amortized. The initial adoption of SOP 98-5 resulted in a first quarter noncash after-tax charge of $15 million, net of $8 million in taxes, which has been recorded as a cumulative effect of a change in accounting principle.
     Effective January 1, 1999, Occidental adopted the provisions of EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", which establishes accounting and reporting standards for certain energy trading contracts. EITF Issue No. 98-10 requires that energy trading contracts must be marked-to-market with gains and losses included in earnings and separately disclosed in the financial statements or footnotes thereto. The initial adoption of EITF Issue No. 98-10 resulted in a first quarter noncash after-tax benefit of $2 million, recorded as a cumulative effect of a change in accounting principle.
     In June 1999, Occidental redeemed $68.7 million of its 11.125 percent senior debentures due June 1, 2019 and recorded an after-tax extraordinary loss of $3 million in the second quarter of 1999 related to the redemption.
     In December 1999, OXY USA settled its long-standing litigation with Chevron U.S.A. Inc. (Chevron) for a cash payment of $775 million from Chevron. The related pre-tax income of $775 million is reported as interest, dividends and other income in the accompanying consolidated statements of operations. Occidental then repurchased for cash, $240 million principal amount of its
10.125 percent senior notes due November 15, 2001, and $138 million principal amount of its 11.125 percent senior notes due August 1, 2010 and redeemed all of OXY USA's $274 million principal amount of 7 percent debentures due 2011 for a total of $722 million, including premium, expenses and accrued interest. Occidental recorded an after-tax extraordinary loss of $104 million in the fourth quarter of 1999 related to the transactions. The 1999 total year results included a net extraordinary loss of $107 million, which resulted from the early extinguishment of high-cost debt.
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The bulletin was effective in the fourth quarter of 2000. Occidental was in compliance with these standards; accordingly, the adoption of SAB No. 101 did not have an impact on its consolidated financial statements.

NOTE 5    INVENTORIES
--------------------------------------------------------------------------------
     Inventories of approximately $214 million and $268 million were valued under the LIFO method at December 31, 2001 and 2000, respectively. Inventories consisted of the following (in millions):

Balance at December 31,                                                                  2001         2000
================================================================================     ========     ========
Raw materials                                                                        $     62     $     68
Materials and supplies                                                                    123          125
Work in process                                                                             2            3
Finished goods                                                                            268          343
                                                                                     --------     --------

                                                                                          455          539
LIFO reserve                                                                              (11)         (54)
                                                                                     --------     --------

TOTAL                                                                                $    444     $    485
================================================================================     ========     ========

NOTE 6    LONG-TERM DEBT AND NON-RECOURSE DEBT
--------------------------------------------------------------------------------
     Long-term debt consisted of the following (in millions):

Balance at December 31,                                                                  2001         2000
================================================================================     ========     ========
OCCIDENTAL PETROLEUM CORPORATION
   6.75% senior notes due 2012                                                       $    500     $     --
   7.65% senior notes due 2006 (a)                                                        457          450
   6.4% senior notes due 2013, subject to remarketing April 1, 2003                       450          450
   7.375% senior notes due 2008 (a)                                                       394          395
   8.45% senior notes due 2029                                                            350          350
   9.25% senior debentures due 2019, putable August 1, 2004 at par                        300          300
   5.875% senior notes due 2007 (a)                                                       297           --
   10.125% senior debentures due 2009                                                     276          276
   7.2% senior debentures due 2028                                                        200          200
   6.75% senior notes due 2002                                                            163          163
   6.5% senior notes due 2005 (a)                                                         155          157
   Medium-term notes due 2002 through 2008 (7.18% to 8.34% at December 31, 2001)          120          150
   8.5% senior notes due 2001                                                              --          132
   8.75% medium-term notes due 2023                                                       100          100
   10.125% senior notes due 2001                                                           --           89
   11.125% senior notes due 2010                                                           12           12
                                                                                     --------     --------
                                                                                        3,774        3,224
                                                                                     --------     --------

OXY USA INC.
   4.8% unsecured notes due 2006                                                           20           --
   7.2% unsecured notes due 2020                                                            7            7
   5.7% to 7.8% unsecured notes due 2001 through 2007                                      --           34
                                                                                     --------     --------
                                                                                           27           41
                                                                                     --------     --------

OTHER SUBSIDIARY DEBT
   1.45% to 7.67% unsecured notes due 2003 through 2030                                   273          276
   6% secured notes due 2001 through 2007                                                  --           17
                                                                                     --------     --------
                                                                                          273          293
                                                                                     --------     --------

                                                                                        4,074        3,558
Less:
   Unamortized discount, net                                                               (9)         (16)
   Current maturities                                                                      --         (257)
                                                                                     --------     --------
TOTAL LONG-TERM DEBT                                                                    4,065        3,285
                                                                                     --------     --------

   Occidental Permian Ltd. non-recourse term loan due 2005                                 --        1,900
                                                                                     --------     --------
TOTAL LONG-TERM DEBT AND NON-RECOURSE DEBT                                           $  4,065     $  5,185
================================================================================     ========     ========

(a)  2001 amount includes a mark-to-market adjustment due to a fair-value hedge.

     At December 31, 2001, $199 million of notes due in 2002 were classified as non-current since it is management's intention to refinance this amount on a long-term basis by issuing long-term debt. In addition, at December 31, 2001, Occidental had available lines of committed bank credit of approximately $2.1 billion. Bank fees on these committed lines of credit ranged from 0.125 percent to 0.175 percent.
     At December 31, 2001, minimum principal payments on long-term debt subsequent to December 31, 2002 aggregated $4,073 billion, of which $507 million is due in 2003, $324 million in 2004, $158 million in 2005, $696 million in 2006, $302 million in 2007 and $2,086 billion thereafter. These amounts do not include the mark-to-market adjustments, which netted to $1 million, related to fair-value hedges on debt of $1.3 billion. Unamortized discount is generally being amortized to interest expense on the effective interest method over the lives of the related issuances.
     At December 31, 2001, under the most restrictive covenants of certain financing agreements, the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental's capital stock was approximately $3.4 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowings.
     Occidental estimates the fair value of its long-term debt based on the quoted market prices for the same or similar issues or on the yields offered to Occidental for debt of similar rating and similar remaining maturities. The estimated fair value of Occidental's total debt, including the non-recourse debt and Trust Preferred Securities, at December 31, 2001 and 2000 was approximately $4.8 billion and approximately $6.1 billion, respectively, compared with a carrying value of approximately $4.5 billion, and approximately $5.9 billion, respectively.

NOTE 7    NATURAL GAS DELIVERY COMMITMENT
--------------------------------------------------------------------------------
     In November 1998, Occidental entered into a natural gas delivery commitment for proceeds of $500 million, which obligates Occidental to deliver 263 billion cubic feet of natural gas over a four-year period ending in December 2003. This transaction resulted in less expensive financing and enables Occidental to satisfy the delivery commitment at a fixed price with open market purchases without reducing its own natural gas reserves. The imputed interest rate in the transaction is approximately 6 percent. The current portion of Occidental's natural gas delivery commitment ($137 million at December 31, 2001) is shown as a current liability on Occidental's consolidated balance sheets. The present value of the non-current commitment ($145 million at December 31, 2001) is shown under deferred credits and other liabilities on Occidental's consolidated balance sheets. In connection with this transaction, Occidental simultaneously entered into a natural gas price swap based on identical volumes of natural gas and a delivery schedule that corresponds to the natural gas delivery commitment. Under the terms of the swap, Occidental will pay an average fixed price of $2.27 per MMBtu of gas and will receive a floating price that will approximate market, which essentially eliminates Occidental's exposure to commodity price fluctuations that could affect this transaction. At December 31, 2001, the fair value of this price swap is an $84 million gain, which is offset by an $84 million loss applicable to the related physical positions. Occidental has the ability to satisfy the delivery commitment with open market purchases and has not reduced its natural gas reserves for the commitment. At December 31, 2001, the future minimum delivery commitment under the contract expressed in dollars and in volumes is as follows (dollars in millions, volumes in billions of cubic feet):

                                                                                       VALUE        VOLUMES
=============================================================================     ==========     ==========
2002                                                                              $      150             66
2003                                                                                     147             65
                                                                                  ----------     ----------
TOTAL                                                                                    297            131
                                                                                                 ==========
Less:
   Imputed interest                                                                      (15)
   Current portion                                                                      (137)
                                                                                  ----------
PRESENT VALUE OF NATURAL GAS DELIVERY COMMITMENT, NET OF CURRENT PORTION          $      145
=============================================================================     ==========

NOTE 8    LEASE COMMITMENTS
--------------------------------------------------------------------------------
     The present value of net minimum capital lease payments, net of the current portion, totaled $26 million at both December 31, 2001 and 2000. These amounts are included in other liabilities.
     Operating and capital lease agreements, which include leases for manufacturing facilities, office space, railcars and tanks, frequently include renewal and/or purchase options and require Occidental to pay for utilities, taxes, insurance and maintenance expense.
     At December 31, 2001, future net minimum lease payments for capital and operating leases (excluding oil and gas and other mineral leases) were the following (in millions):

                                                                                    CAPITAL      OPERATING
============================================================================     ==========     ==========
2002                                                                             $        1     $       67
2003                                                                                      1             57
2004                                                                                      1             45
2005                                                                                      1             37
2006                                                                                      1             33
Thereafter                                                                               30            187
                                                                                 ----------     ----------
TOTAL MINIMUM LEASE PAYMENTS                                                             35     $      426
                                                                                                ==========
Less:
    Imputed interest                                                                     (8)
    Current portion                                                                      (1)
                                                                                 ----------
PRESENT VALUE OF MINIMUM CAPITAL LEASE PAYMENTS, NET OF CURRENT PORTION          $       26
============================================================================     ==========

     Rental expense for operating leases, net of sublease rental income, was $84 million in 2001, $98 million in 2000 and $93 million in 1999. Rental expense was net of sublease income of $8 million in 2001 and 2000 and $9 million in 1999. At December 31, 2001, sublease rental amounts included in the future operating lease payments totaled $93 million, as follows (in millions): 2002--$7, 2003--$7, 2004--$8, 2005--$8, 2006--$8, and 2007 and thereafter--$55.
     Occidental has guaranteed the residual value of certain leased assets of approximately $152 million. If the assets are not purchased at the end of the lease-term, Occidental would be obligated to pay any deficiency between the fair value of the assets and the guaranteed residual; however, Occidental does not expect to make payments under this provision.
     Included in the 2001 and 2000 property, plant and equipment accounts were $11 million and $62 million, respectively, of property leased under capital leases and $8 million and $57 million, respectively, of related accumulated amortization.
     Occidental has undertaken certain commitments in connection with the construction and leasing of a cogeneration facility in Taft, LA. This facility will supply all the steam and electric power requirements for Occidental's Taft chlor-alkali plant for less cost than if the plant were to generate its own steam and purchase electricity from a public utility. An owner trust with investors as participating beneficiaries owns the project, with Occidental acting as general contractor during construction. The equity participant in the owner trust has committed to fund the owner trust with equity in the amount of three percent of the total project cost during construction and 13 percent of the total project cost upon commencement of the lease term. During the construction period, Occidental is fully liable for total project costs if an event of termination occurs due to its willful misconduct or bankruptcy, and Occidental is liable to pay up to 89.9 percent of the eligible construction costs if an event of termination occurs for reasons other than force majeure. Upon completion of construction and satisfaction of certain other conditions, expected to occur by December 31, 2002, Occidental will enter into a 26-year operating lease of the facility. The total cost of the project at the inception of the lease is expected to be approximately $450 million. The total accumulated costs of the project as of December 31, 2001 amount to approximately $328 million. If these costs were recorded as liabilities on Occidental's balance sheet, either during construction or during the lease term, the Taft cogeneration facility would also be recorded as an asset on the balance sheet.
     Occidental has entered into various operating lease agreements, mainly for railcars, manufacturing facilities and office space. The leased assets are used in Occidental's operations where leasing offers advantages of greater operating flexibility and generally costs less than alternative methods of funding. Lease payments are charged to Occidental's operations, mainly as cost of sales. Occidental estimates the present value of the remaining lease payments to be $310 million at December 31, 2001. Occidental has fixed-price purchase options associated with certain leases at various dates ranging from 2003 to 2015, with an estimated present value of $285 million. These obligations are not recorded as liabilities on Occidental's consolidated balance sheets. If they were so recorded, the leased properties also would be included on the balance sheets as assets.

NOTE 9    LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS
--------------------------------------------------------------------------------
     Occidental and certain of its subsidiaries have been named as defendants in a substantial number of lawsuits, claims and proceedings. They have also been named as potentially responsible parties in governmental proceedings under the Comprehensive Environmental Response, Compensation and Liability Act and similar state acts. These governmental proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties, aggregating substantial amounts. Occidental is usually one of many companies in these proceedings, and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs which can be reasonably estimated.
     During the course of its operations, Occidental is subject to audit by taxing authorities for varying periods in various tax jurisdictions.
     At December 31, 2001, commitments for major capital expenditures during 2002 and thereafter were approximately $167 million.
     Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling services, electrical power, steam and certain chemical raw materials. At December 31, 2001, the net present value of the fixed and determinable portion of the obligations under these agreements, which were used to collateralize financings of the respective suppliers, aggregated $81 million, which was payable as follows (in millions):
2002--$15, 2003--$14, 2004--$12, 2005--$11, 2006--$11 and 2007 through
2018--$18. Fixed payments under these agreements, were $19 million in 2001, $42 million in 2000 and $20 million in 1999.
     Occidental has certain other commitments under contracts, guarantees and joint ventures, and certain other contingent liabilities. Many of these commitments, although not fixed or determinable, involve capital expenditures and are part of the $1.1 billion capital expenditures estimated for 2002.
     It is impossible at this time to determine the ultimate liabilities that Occidental and its subsidiaries may incur resulting from the foregoing lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. Several of these matters may involve substantial amounts, and if these were to be ultimately resolved unfavorably to the full amount of their maximum potential exposure, an event not currently anticipated, it is possible that such event could have a material adverse effect upon Occidental's consolidated financial position or results of operations. However, in management's opinion, after taking into account reserves, it is unlikely that any of the foregoing matters will have a material adverse effect upon Occidental's consolidated financial position or results of operations.

NOTE 10   DOMESTIC AND FOREIGN INCOME AND OTHER TAXES
--------------------------------------------------------------------------------
     The domestic and foreign components of income(loss) from continuing operations before domestic and foreign income and other taxes were as follows (in millions):

For the years ended December 31,                                                 Domestic        Foreign          Total
==========================================================================     ==========     ==========     ==========
2001                                                                           $      293     $    1,456     $    1,749
                                                                               ==========     ==========     ==========

2000                                                                           $    1,534     $    1,477     $    3,011
                                                                               ==========     ==========     ==========

1999                                                                           $      473     $      726     $    1,199
==========================================================================     ==========     ==========     ==========

    The provisions(credits) for domestic and foreign income and other taxes consisted of the following (in millions):

                                                                      U.S.          State
For the years ended December 31,                                   Federal      and Local        Foreign          Total
===========================================================     ==========     ==========     ==========     ==========
2001
   Current                                                      $      331     $       17     $      396     $      744
   Deferred                                                            (38)          (141)            (2)          (181)
                                                                ----------     ----------     ----------     ----------
                                                                $      293     $     (124)    $      394     $      563
===========================================================     ==========     ==========     ==========     ==========
2000
   Current                                                      $      433     $       18     $      578     $    1,029
   Deferred                                                            403              9              1            413
                                                                ----------     ----------     ----------     ----------
                                                                $      836     $       27     $      579     $    1,442
===========================================================     ==========     ==========     ==========     ==========
1999
   Current                                                      $       76     $       26     $      346     $      448
   Deferred                                                            184              7             (8)           183
                                                                ----------     ----------     ----------     ----------
                                                                $      260     $       33     $      338     $      631
===========================================================     ==========     ==========     ==========     ==========

     The credit for deferred state and local income taxes in 2001 reflects a benefit of $70 million related to the settlement of a state tax issue, deferred tax reversing due to the sale of the entity owning pipelines in Texas that are leased to a former subsidiary and an adjustment to reflect lower effective state tax rates.
     The following is a reconciliation, stated as a percentage of pre-tax income, of the U.S. statutory federal income tax rate to Occidental's effective tax rate on income from continuing operations:

For the years ended December 31,                                                         2001         2000         1999
================================================================================     ========     ========     ========
U.S. federal statutory tax rate                                                           35%          35%          35%
Operations outside the United States(a)                                                     2           11           12
State taxes, net of federal benefit                                                        (5)           1            2
Other                                                                                      --            1            4
                                                                                     --------     --------     --------
Tax rate provided by Occidental                                                           32%          48%          53%
================================================================================     ========     ========     ========

(a) Included in these figures is the impact of not providing U.S. taxes on the unremitted earnings of certain foreign subsidiaries. The effect of this is to reduce the U.S. federal tax rate by approximately 7 percent in 1999. The effect on 2001 and 2000 was insignificant due to distributions from these subsidiaries.

     The tax effects of temporary differences resulting in deferred income taxes at December 31, 2001 and 2000 were as follows (in millions):

                                                                                   2001                            2000
                                                            ---------------------------     ---------------------------
                                                               DEFERRED        DEFERRED        Deferred        Deferred
                                                                    TAX             TAX             Tax             Tax
Items resulting in temporary differences                         ASSETS     LIABILITIES          Assets     Liabilities
=======================================================     ===========     ===========     ===========     ===========
Property, plant and equipment differences                   $       100     $       967     $       188     $       884
Equity investments including partnerships                            --             694              --           1,066
Environmental reserves                                              178              --             145              --
Postretirement benefit accruals                                     180              --             184              --
State income taxes                                                   54              --             108              --
All other                                                           264              96             243              58
                                                            -----------     -----------     -----------     -----------
    Subtotal                                                        776           1,757             868           2,008
Valuation allowance                                                  (8)             --             (23)             --
                                                            -----------     -----------     -----------     -----------
Total deferred taxes                                        $       768     $     1,757     $       845     $     2,008
=======================================================     ===========     ===========     ===========     ===========

     Included in total deferred tax assets was a current portion aggregating $114 million and $117 million as of December 31, 2001 and 2000, respectively, that was reported in prepaid expenses and other.
     A deferred tax liability of approximately $135 million at December 31, 2001 has not been recognized for temporary differences related to Occidental's investment in certain foreign subsidiaries primarily as a result of unremitted earnings of consolidated subsidiaries, as it is Occidental's intention, generally, to reinvest such earnings permanently.
     The extraordinary loss that resulted from the early extinguishment of debt was reduced by an income tax benefit of $4 million in 2001 and $61 million in 1999.
     The cumulative effect of changes in accounting principles was reduced by an income tax benefit of $13 million in 2001 and $7 million in 1999.
     Additional paid-in capital was credited $7 million in 2001 for a tax benefit resulting from the exercise of certain stock options.
     Items included in OCI are net of a tax benefit of $14 million in 2001 and charges of $6 million and $5 million in 2000 and 1999, respectively.

NOTE 11   STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

     The following is an analysis of nonredeemable preferred stock and common stock (shares in thousands):

                                                    Nonredeemable              Common
                                                  Preferred Stock               Stock
=============================================     ===============     ===============
BALANCE, DECEMBER 31, 1998                                  4,852             347,722
   Issued                                                      --               4,610
   Preferred stock conversions/redemptions                 (4,852)             15,708
   Options exercised and other, net                            --                (124)
---------------------------------------------     ---------------     ---------------

BALANCE, DECEMBER 31, 1999                                     --             367,916
   Issued                                                                       2,244
   Options exercised and other, net                                              (176)
-------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                                     --             369,984
   Issued                                                                       1,064
   Options exercised and other, net                                             3,078
---------------------------------------------     ---------------     ---------------

BALANCE, DECEMBER 31, 2001                                     --             374,126
=============================================     ===============     ===============

NONREDEEMABLE PREFERRED STOCK
     Occidental has authorized 50,000,000 shares of preferred stock with a par value of $1.00 per share. In February 1994, Occidental issued 11,388,340 shares of $3.00 cumulative CXY-indexed convertible preferred stock in a public offering for net proceeds of approximately $557 million. The shares were convertible into Occidental common stock in accordance with a conversion formula that was indexed to the market price of the common shares of CanadianOxy. In August 1999, Occidental called for redemption all of the outstanding shares of such preferred stock. In 1999, 4,847,130 shares of CXY-indexed convertible preferred stock were converted by the holders into 15,708,176 shares of Occidental's common stock.
     At December 31, 2001 and 2000, Occidental had no outstanding shares of preferred stock.

STOCK INCENTIVE PLANS
STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
     The 1987 Stock Plan, as amended, provided for the grant of incentive stock options (ISOs), nonqualified stock options (NQSOs) and stock appreciation rights
(SARs) to the executive officers and other key employees of Occidental and its subsidiaries. An aggregate of 9,000,000 shares of common stock was reserved for issuance upon exercise of ISOs, NQSOs or SARs granted. Options granted under the plan were granted at an exercise price not less than the fair market value on the date of grant and the price may not be changed except to reflect a change in capitalization. The 1987 Plan provides that outstanding options and SARs will be accelerated if Occidental enters into one or more agreements to dispose of substantially all the assets or 50 percent, or more of the capital stock, of Occidental by sale, merger, reorganization or liquidation in one transaction or a related series of transactions. In an acceleration event, optionees subject to
Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") will receive a cash payment equal to the difference between the fair market value of the shares subject to the option and the exercise price. The 1987 Plan was terminated for the purposes of further grants upon the effective date of the 1995 Incentive Stock Plan.
     The 1995 Incentive Stock Plan, as amended, provided for the grant of awards in the form of options, SARs, performance stock or restricted stock to salaried employees of Occidental and its subsidiaries or persons who have agreed to become salaried employees. An aggregate of 25,000,000 shares of common stock was reserved for issuance in connection with awards under the plan. Adjustments to the number of shares covered by an award or the option or base price of an option or SAR may be made by the Committee in order to prevent the dilution or expansion in participants rights due to a change in capitalization, merger, consolidation, reorganization or similar corporate transaction. Stockholder approval is required to extend the maximum period for exercising stock options or SARs (10 years from the date of grant), to reduce the option price or base price of any outstanding options or SARs, or for any material amendment of the Plan as defined in Rule 16b-3 of the Exchange Act. The 1995 Incentive Stock Plan was terminated for the purposes of further grants upon the effective date of the 2001 Incentive Stock Plan.

     The 2001 Incentive Compensation Plan, as amended, provides for the grant of awards in the form of common stock, options, SARs, restricted stock, stock units or similar rights to purchase shares. Any of the awards may be granted as performance-based awards. An aggregate of 17,000,000 shares was initially reserved for issuance under the plan. The plan administrator will proportionately adjust outstanding awards in the event of an extraordinary dividend or distribution or any reclassification, recapitalization, reorganization, merger or other extraordinary corporate transaction, or a sale of substantially all of the assets of Occidental as a whole. In such events, an adjustment may be made to the number and type of shares subject to an award, the grant, purchase or exercise price of outstanding awards; the securities, cash or property deliverable upon exercise of an outstanding award or the performance goals or objectives applicable to an outstanding award. Upon the occurrence of a change of control event (the dissolution or liquidation of Occidental, consummation of a business combination, any person acquires more than 20 percent of the voting power of Occidental or, a significant change in Board composition) and unless the Administrator determines to the contrary, options and SARs become immediately exercisable, restricted stock immediately vests, performance based awards become immediately payable and any rights of a participant under any other award are accelerated to give the participant the benefit of the award. Stockholder approval is required for any reduction in the exercise price of any option or SAR below the fair market value on the date of grant and for any amendment to the plan that would materially increase the benefits to participants under the Plan or the number of securities which may be issued or materially modify the requirements for eligibility. No awards may be made under the plan after April 20, 2011. At December 31, 2001, 10,421,184 shares were available for future awards under this plan, all of which were available to issue stock options, SARs, restricted stock and performance stock awards.
     Options to purchase common stock of Occidental have been granted to officers and employees under stock option plans adopted in 1987, 1995 and 2001, as discussed above. During 2001, options for 10,380,946 shares became exercisable, and options for 15,023,102 shares were exercisable at December 31, 2001 at a weighted-average exercise price of $22.95. Generally, these options vest over three years with a maximum term of ten years and one month. At December 31, 2001, options with SARs for 235,000 shares were outstanding, all of which were exercisable.

     The following is a summary of stock option transactions during 2001, 2000 and 1999 (shares in thousands):

                                                        2001                         2000                         1999
                                    ------------------------     ------------------------     ------------------------
                                                    WEIGHTED                     Weighted                     Weighted
                                                     AVERAGE                      Average                      Average
                                     SHARES   EXERCISE PRICE      Shares   Exercise Price      Shares   Exercise Price
===============================     =======   ==============     =======   ==============     =======   ==============
BEGINNING BALANCE                    18,217   $       21.532      13,033   $       23.249       8,169   $       24.065
Granted or issued                    11,039   $       26.171       5,577   $       20.144       5,221   $       19.577
Exercised                            (3,395)  $       22.398         (93)  $       19.968          (7)  $       17.750
Canceled or expired                    (471)  $       23.495        (300)  $       25.018        (350)  $       26.874
                                    -------                      -------                      -------

ENDING BALANCE                       25,390   $       23.396      18,217   $       21.532      13,033   $       23.249

OPTIONS EXERCISABLE AT YEAR END      15,023                        8,374                        5,761
===============================     =======                      =======                      =======


     The following is a summary of stock options outstanding at December 31, 2001 (shares in thousands):

                                                  OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                        ---------------------------------------     ----------------------------------
                                          WEIGHTED AVERAGE             WEIGHTED                               WEIGHTED
RANGE OF                                         REMAINING              AVERAGE                                AVERAGE
EXERCISE PRICES         OUTSTANDING       CONTRACTUAL LIFE       EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
=================     =============     ==================     ================     =============     ================
$14.88 to $20.06          6,710                7.69            $          19.19         2,911         $          18.63
$20.50 to $23.88          4,266                6.53            $          21.17         4,041         $          21.10
$24.38 to $29.44         14,414                7.36            $          26.01         8,071         $          25.43
-----------------     -------------     ------------------     ----------------     -------------     ----------------

RESTRICTED STOCK AWARDS
     Pursuant to the 2001 Incentive Compensation Plan and the 1995 Incentive Stock Plan, employees have been awarded Occidental restricted common stock at the par value of $.20 per share, with such shares vesting after three or four years, respectively, or earlier under certain conditions. The related expense is amortized over the vesting period. In 2001, 275,384 shares were awarded at a weighted-average grant-date value of $24.59; in 2000, 40,000 shares were awarded at a weighted-average grant-date value of $21.875 per share; in 1999, 223,902 shares were awarded at a weighted-average grant-date value of $20.563 per share; 85,451 shares were awarded in 1998 at a weighted-average grant-date value of $28.519 per share; 149,885 shares were awarded in 1997 at a weighted-average grant-date value of $23.375 per share; 171,649 shares were awarded in 1996 at a weighted-average grant-date value of $21.431 per share; and 21,339 shares were awarded in 1995 at a weighted-average grant-date value of $20.875 per share.

PERFORMANCE STOCK AWARDS AND OPTIONS
     Performance stock awards have been made to various executive officers pursuant to the 2001 Incentive Compensation Plan and the 1995 Incentive Stock Plan. The number of shares of common stock to be received, under these awards, by such officers at the end of the performance period will depend on the attainment of performance objectives based either on a peer company comparison of total stockholder return for such period, or in the case of segment employees, a combination of total stockholder return and return on assets of the segment. The grantees will receive shares of common stock in an amount ranging from zero to 200 percent of the Target Share Award (as such amount is defined in the grant). The shares vest or fail to vest by the end of the four-year performance term. In 2001, awards for 336,642 target shares were granted at a weighted-average grant-date value of $24.27; in 2000, awards for 375,654 target shares were granted at a weighted-average grant-date value of $21.625 per share; in 1999, awards for 502,531 target shares were granted at a weighted-average grant-date value of $16.875 per share; 134,705 target shares were granted in 1998 at a weighted-average grant-date value of $29.3125 per share; awards for 97,832 target shares were granted in 1997 at a weighted-average grant-date value of $23.375 per share; and 101,630 target shares were granted in 1996 at a weighted-average grant-date value of $21.375 per share. In 2001 and 2000, 47,782 and 101,630 shares, respectively, were issued for the target shares granted in 1997 and 1996, respectively.
     In 1997, 4,655,000 Performance Stock Options were granted to certain executive officers at an exercise price of $25.375. Under the terms of these grants, as amended in 1999, these options expire 10 years from the grant date and will become vested upon the earlier of the following events occurring, at which time the grants become fully vested and exercisable: (a) for twenty consecutive trading days, the New York Stock Exchange closing price of Occidental common stock must be $25 or more per share; or (b) July 2, 2002. As of December 31, 2001, all of the Performance Stock Options were exercisable.

PRO-FORMA DISCLOSURE
     Occidental accounts for these plans under Accounting Principles Board Opinion No. 25. Had the compensation expense for these plans been determined in accordance with SFAS No. 123, "Accounting for Stock Based Compensation", Occidental's pro-forma net income would have been $1.1 billion in 2001, $1.6 billion in 2000 and $439 million in 1999. Basic and diluted earnings per share would have been $3.05 for 2001, $4.22 for 2000 and $1.22 for 1999. The method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995; therefore, the resulting pro-forma compensation expense may not be representative of that to be expected in future years. The fair value of each option grant, for pro-forma calculation purposes, is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 3.74, 4.97 and 4.60 percent; expected volatility of 29.33, 28.37 and 23.57 percent; risk-free rate of return of 4.84, 6.27 and 5.86 percent; and expected lives of 5 years.

1996 RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS
     Under the 1996 Restricted Stock Plan for Non-Employee Directors, each non-employee Director of the Company will receive awards of restricted common stock each year as additional compensation for their services as a member of the Board of Directors. A maximum of 150,000 shares of common stock may be awarded under the Directors Plan and 21,000, 21,000 and 18,800 shares of common stock were awarded during 2001, 2000 and 1999, respectively. At December 31, 2001, 81,789 shares of common stock were available for the granting of future awards.

EARNINGS PER SHARE AND ANTI-DILUTIVE COMPUTATIONS
     Basic earnings per share was computed by dividing net income, less preferred dividend requirements, plus the effect of repurchase of Trust Preferred Securities by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share further assumes the dilutive effect of stock options.

     The following are the share amounts used to compute the basic and diluted earnings per share for the years ended December 31 (in millions, except per-share amounts):

                                                                                        2001         2000         1999
===============================================================================     ========     ========     ========
BASIC EARNINGS PER SHARE
  Weighted average common shares outstanding                                           372.4        369.0        355.4
                                                                                    ========     ========     ========
DILUTED EARNINGS PER SHARE
  Weighted average common shares outstanding                                           372.4        369.0        355.4
  Dilutive effect of exercise of options outstanding                                     1.8           .2           .1
                                                                                    --------     --------     --------
  Dilutive shares                                                                      374.2        369.2        355.5
                                                                                    ========     ========     ========

     The following items were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the years ended December 31:

                                                                  2001                    2000                   1999
==============================================     ===================     ===================     ===================
STOCK OPTIONS
  Number of shares (in millions)                                  0.02                    5.64                    4.63
  Price range                                      $  29.063 - $29.438     $  21.250 - $29.438     $  21.250 - $29.625
  Expiration range                                   12/1/07 - 4/29/08      4/28/03 - 11/10/09        1/14/00 - 7/8/08
----------------------------------------------     -------------------     -------------------     -------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
     AOCI consisted of the following (in millions):

Balance at December 31,                                                                              2001         2000
============================================================================================     ========     ========
Foreign currency translation adjustments                                                         $    (61)    $    (49)
Derivative mark-to-market adjustments                                                                 (20)          --
Minimum pension liability adjustments                                                                  (5)           1
Unrealized losses on securities                                                                        --           (2)
                                                                                                 --------     --------
TOTAL                                                                                            $    (86)    $    (50)
============================================================================================     ========     ========

NOTE 12   TRUST PREFERRED SECURITIES
--------------------------------------------------------------------------------

     In January 1999, Oxy Capital Trust I, a wholly-owned subsidiary of Occidental, issued 21,000,000 shares of 8.16 percent Trust Originated Preferred Securities (Trust Preferred Securities) to the public and 649,485 shares of Trust Originated Common Securities (Common Securities) to Occidental. The proceeds of such issuances were invested by Oxy Capital Trust I in $541.2 million aggregate principal amount of Occidental's 8.16 percent Subordinated Deferrable Interest Notes due 2039 (Trust Subordinated Notes). The Trust Subordinated Notes represent the sole assets of Oxy Capital Trust I. The Trust Subordinated Notes mature on January 20, 2039, bear interest at the rate of 8.16 percent payable quarterly and are redeemable in whole, or in part, by Occidental beginning on January 20, 2004 at 100 percent of the principal amount thereof, plus any accrued and unpaid interest to the redemption date. The Trust Subordinated Notes are unsecured obligations of Occidental and are junior in right of payment to all present and future senior indebtedness of Occidental and are also effectively subordinate to certain indebtedness of Occidental's consolidated subsidiaries. Occidental may defer interest payments on the Trust Subordinated Notes from time to time for a period not exceeding twenty consecutive quarters. However, any unpaid quarterly interest payments on the Trust Subordinated Notes will continue to accrue interest at 8.16 percent per annum.
     Holders of the Trust Preferred Securities and Common Securities are entitled to cumulative cash distributions at an annual rate of 8.16 percent of the liquidation amount of $25 per security. The Trust Preferred Securities and Common Securities will be redeemed upon repayment of the Trust Subordinated Notes. If Occidental defers interest payments on the Trust Subordinated Notes, Oxy Capital Trust I will defer distributions on the Trust Preferred Securities and Common Securities during any deferral period. However, any unpaid quarterly distributions on the Trust Preferred Securities and Common Securities will continue to accrue with interest at 8.16 percent per annum.
     Occidental has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities (the Guarantee). The Guarantee, when taken together with Occidental's obligations under the Trust Subordinated Notes and the indenture pursuant to which the Trust Subordinated Notes were issued and Occidental's obligations under the Amended and Restated Declaration of Trust governing Oxy Capital Trust I, provides a full and unconditional guarantee of amounts due on the Trust Preferred Securities.
     The Trust Subordinated Notes and the related Oxy Capital Trust I investment in the Trust Subordinated Notes have been eliminated in consolidation and the Trust Preferred Securities are reported as Occidental Obligated Mandatorily Redeemable Trust Preferred Securities of a Subsidiary Trust Holding Solely Subordinated Notes of Occidental in the accompanying consolidated financial statements. Distributions on the Trust Preferred Securities are reported under the caption minority interest in the statement of operations. Total net proceeds to Occidental were $508 million. The balance reflected in the accompanying consolidated financial statements at December 31, 2001 and 2000 is net of unamortized issue costs and also reflects the repurchase in 2001 and 2000 of 437,100 and 555,760 shares with a liquidation value of $10.9 million and $13.9 million, respectively. At December 31, 2001, 19,069,704 Trust Preferred Securities and 649,485 Common Securities were outstanding.

NOTE 13   RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
--------------------------------------------------------------------------------
     Occidental has various defined contribution retirement plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, age level and/or employee contributions. Occidental expensed $57 million in 2001, $55 million in 2000, and $46 million in 1999 under the provisions of these plans.
     Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. The benefits generally are funded by Occidental as the benefits are paid during the year. The cost of providing these benefits is based on claims filed and insurance premiums paid for the period. The total benefit costs including the postretirement costs were approximately $82 million in 2001, $69 million in 2000, and $67 million in 1999.
     Pension costs for Occidental's defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.
     The following table sets forth the components of the net periodic benefit costs for Occidental's defined benefit pension and postretirement benefit plans for 2001, 2000 and 1999 (in millions):

                                                                  Pension Benefits            Postretirement Benefits
                                                    ------------------------------     ------------------------------
For the years ended December 31,                        2001       2000       1999         2001       2000       1999
===============================================     ========   ========   ========     ========   ========   ========
NET PERIODIC BENEFIT COSTS:
Service cost--benefits earned during the period     $      9   $      9   $      4     $      5   $      4   $      5
Interest cost on benefit obligation                       25         23         24           31         29         25
Expected return on plan assets                           (24)       (23)       (19)          --         --         --
Amortization of net transition obligation                 --         --          1           --         --         --
Amortization of prior service cost                         1          1          3           --          1          1
Recognized actuarial loss                                  4         (1)        (5)          --         (1)        (1)
Curtailments and settlements                              --         --         (1)          --         (8)        (4)
Currency adjustments                                      (1)        (5)        (6)          --         --         --
                                                    --------   --------   --------     --------   --------   --------

Net period benefit cost                             $     14   $      4   $      1     $     36   $     25   $     26
===============================================     ========   ========   ========     ========   ========   ========

     Occidental recorded adjustments to accumulated other comprehensive income of a credit of $6 million in 2001, a charge of $2 million in 2000, and credits of less than $1 million in 1999, to reflect the net-of-tax difference between the additional liability required under pension accounting provisions and the corresponding intangible asset.
     Occidental's defined benefit pension and postretirement defined benefit plans are accrued based on various assumptions and discount rates, as described below. The actuarial assumptions used could change in the near term as a result of changes in expected future trends and other factors which, depending on the nature of the changes, could cause increases or decreases in the liabilities accrued.
     The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation for Occidental's defined benefit pension and postretirement benefit plans (in millions):

                                                                       Pension Benefits       Postretirement Benefits
                                                              -------------------------     -------------------------
                                                                    2001           2000           2001           2000
=========================================================     ==========     ==========     ==========     ==========
CHANGES IN BENEFIT OBLIGATION:
Benefit obligation -- beginning of year                       $      295     $      261     $      383     $      372
   Service cost--benefits earned during the period                     9              9              5              4
   Interest cost on projected benefit obligation                      25             23             31             29
   Actuarial (gain)loss                                               28             --             95             15
   Foreign currency exchange rate changes                             (3)            (6)            --             --
   Benefits paid                                                     (20)           (18)           (49)           (43)
   Plan amendments                                                     3             --             --             --
   Businesses acquired                                                --             41 (a)         --             14 (a)
   Divestitures                                                       --            (16)(b)         --             --
   Curtailments and settlements                                       --              1             --             (8)
                                                              ----------     ----------     ----------     ----------

Benefit obligation -- end of year                             $      337     $      295     $      465     $      383
=========================================================     ==========     ==========     ==========     ==========

(a)  Relates to Oxy Permian and THUMS.
(b)  Primarily relates to Durez.

     The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Occidental's defined benefit pension plans (in millions):

                                                                                                     Pension Benefits
                                                                                            -------------------------
                                                                                                  2001           2000
=======================================================================================     ==========     ==========
CHANGES IN PLAN ASSETS:
Fair value of plan assets-- beginning of year                                               $      254     $      254
    Actual return on plan assets                                                                    14             10
    Foreign currency exchange rate changes                                                          (1)            (1)
    Employer contribution                                                                            8              2
    Benefits paid                                                                                  (20)           (18)
    Businesses acquired                                                                             --             21 (a)
    Divestitures                                                                                    --            (14)(b)
                                                                                            ----------     ----------
Fair value of plan assets-- end of year                                                     $      255     $      254
=======================================================================================     ==========     ==========

(a)  Relates to Oxy Permian and THUMS.
(b)  Primarily relates to Durez.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligation in excess of plan assets were $212 million, $193 million and $123 million, respectively, as of December 31, 2001 and $103 million, $84 million and $41 million, respectively, as of December 31, 2000.
     The weighted average discount rate used in determining the benefit obligation was 7 percent and 7.75 percent, respectively as of December 31, 2001 and 2000. The weighted average rate of increase in future compensation levels used in determining the benefit obligations was approximately 4.5 percent in 2001 and 2000. The expected long-term rate of return on assets was 9.0 percent in 2001 and 2000.
     The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates projected at a Consumer Price Index (CPI) increase of 3.0 percent as of December 31, 2001 and 2000 (participants other than certain union employees pay for all medical cost increases in excess of increases in the CPI). For certain union employees, the health care cost trend rates were projected at annual rates ranging ratably from 12 percent in 2001 to 6.0 percent through the year 2007 and level thereafter. A 1-percent increase or a 1-percent decrease in these assumed health care cost trend rates would result in an increase of $19 million or a reduction of $17 million, respectively, in the postretirement benefit obligation as of December 31, 2001, and an increase or reduction of $1 million, in interest cost in 2001. The annual service costs would not be materially affected by these changes.
     The following table sets forth the funded status and amounts recognized in Occidental's consolidated balance sheets for the defined benefit pension and postretirement benefit plans at December 31, 2001 and 2000 (in millions):

                                                                       Pension Benefits       Postretirement Benefits
                                                              -------------------------     -------------------------
Balance at December 31,                                             2001           2000           2001           2000
=========================================================     ==========     ==========     ==========     ==========

Unfunded obligation                                           $      (83)    $      (41)    $     (465)    $     (383)
Unrecognized net transition obligation                                 2              2             --             --
Unrecognized prior service cost                                        5              3              9              9
Unrecognized net (gain)loss                                           41              7             75            (20)
                                                              ----------     ----------     ----------     ----------
Net amount recognized                                         $      (35)    $      (29)    $     (381)    $     (394)
                                                              ==========     ==========     ==========     ==========

Prepaid benefit cost                                          $       38     $       36     $       --     $       --
Accrued benefit liability                                            (83)           (66)          (381)          (394)
Intangible assets                                                      1             --             --             --
Accumulated other comprehensive income                                 9              1             --             --
                                                              ----------     ----------     ----------     ----------
Net amount recognized                                         $      (35)    $      (29)    $     (381)    $     (394)
=========================================================     ==========     ==========     ==========     ==========

NOTE 14   INVESTMENTS AND TRANSACTIONS WITH AFFILIATES
--------------------------------------------------------------------------------

     Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At December 31, 2001, Occidental's equity investments consisted of a 29.5-percent interest in Equistar acquired in May 1998 and various partnerships and joint ventures, discussed below. As discussed in Note 4, in December 2001, Occidental wrote down its investment in Equistar by $412 million. Equity investments paid dividends of $27 million, $99 million and $100 million to Occidental in 2001, 2000 and 1999, respectively. Cumulative undistributed earnings since acquisition, in the amount of $51 million, of 50-percent-or-less-owned companies have been accounted for by Occidental under the equity method. At December 31, 2000, Occidental's investment in equity investees exceeded the historical underlying equity in net assets by approximately $128 million. This excess was eliminated in 2001 in connection with the Equistar write-down. Investments also include certain cost method investments, in which Occidental owns less than 20 percent of the voting stock.
     Occidental and its subsidiaries' purchases from certain chemical partnerships at market-related prices, in which it has investments, were $656 million, $755 million and $860 million in 2001, 2000 and 1999, respectively. Occidental and its subsidiaries' sales to certain chemical partnerships at market-related prices, in which it has investments, were $68 million, $217 million and $251 million, in 2001, 2000 and 1999, respectively.
     The following table presents Occidental's proportional interest in the summarized financial information of its equity method investments (in millions):

For the years ended December 31,                       2001           2000           1999
============================================     ==========     ==========     ==========
Revenues                                         $    2,223     $    2,735     $    2,491
Costs and expenses                                    2,315          2,668          2,450
                                                 ----------     ----------     ----------

Net (loss)income                                 $      (92)    $       67     $       41
============================================     ==========     ==========     ==========

Balance at December 31,                                2001           2000
============================================     ==========     ==========

Current assets                                   $      429     $      512
Noncurrent assets                                $    1,951     $    1,975
Current liabilities                              $      298     $      285
Long-term debt                                   $      960     $    1,034
Other non-current liabilities                    $      172     $       74
Stockholders' equity                             $      950     $    1,094
--------------------------------------------     ----------     ----------

     Occidental has a 78.6-percent ownership interest in OxyMar, a general partnership that owns a vinyl chloride monomer (VCM) facility in Texas operated by OxyChem. Marubeni Corporation (Marubeni) owns the remaining 21.4 percent of OxyMar, but has a 50-percent voting interest. The OxyMar VCM plant is a modern, efficient manufacturing facility. Occidental's chlorovinyls business derives economic benefit as the supplier of chlorine, a major raw material, to OxyMar. OxyMar, in turn, supplies VCM required by Occidental to manufacture PVC, one of its major products. This investment in OxyMar is recorded as an equity investment on the consolidated balance sheet. Occidental owns 28.6 percent of OxyMar directly and the OxyVinyls partnership, which is 76-percent owned by Occidental, owns 50 percent. Therefore, because of the effect of a third party's minority ownership interest, Occidental's total share of OxyMar's results is only approximately 67 percent. Occidental guarantees 50 percent of OxyMar's $165 million private placement bonds due 2016 and 100 percent of a $220 million revolving line of credit which matures in 2005, under which $105 million was outstanding at December 31, 2001. These amounts are reflected as debt on OxyMar's balance sheet. Marubeni has a right to put its interest in OxyMar to Occidental in 2004 by paying approximately $30 million to Occidental and, in connection with this transfer, require Occidental to assume Marubeni's guarantee of OxyMar's debt. If Occidental acquires the Marubeni interest, it will consolidate OxyMar. If OxyMar were to be consolidated, its assets, including the VCM facility, and its liabilities, including debt to third parties, would be recorded on Occidental's consolidated balance sheets. As of December 31, 2001, Occidental had advanced $144 million to OxyMar and had a net equity investment of $52 million.
     Occidental and Conoco Inc. (Conoco) each has a 50-percent interest in Ingleside Cogeneration Limited Partnership, a limited partnership (Ingleside
LP), which operates a cogeneration plant in Texas. The cogeneration facility supplies all of the steam and electric power requirements to Occidental's Ingleside chlor-alkali plant and the VCM plant Occidental owns with Marubeni, at less cost than if these facilities were to produce their own steam and purchase electric power from a public utility. At December 31, 2001, Ingleside LP had approximately $178 million in debt, which is secured by its assets. Occidental has not guaranteed this debt; however, Occidental and Conoco currently each guarantee half of a debt service reserve amount of approximately $8.5 million. Occidental accounts for this investment using the equity method.

     In Ecuador, Occidental has a 12-percent interest in a company currently constructing a pipeline, which is expected to be completed in 2003. Construction of the pipeline has made it feasible for Occidental to begin developing the Eden Yuturi field it discovered several years ago in the southeastern corner of Block
15. The development of Eden Yuturi, together with ongoing work in the western portion of the block that is currently in production, is expected to add net incremental production of 30,000 barrels per day, all of which is expected to be shipped through the new pipeline. Occidental has committed to make capital contributions up to its share (approximately $148 million) of the estimated total project costs, less an equivalent percentage (up to approximately $110 million under existing financing arrangements) of any senior project debt incurred by the pipeline company. The pipeline company's senior project debt is to be repaid with the proceeds of ship-or-pay tariffs of certain upstream producers in Ecuador, including Occidental. Under their ship-or-pay commitments, Occidental and the other upstream producers have each assumed their respective share of project-specific risks, including construction risk, operating risk and force-majeure risk. Under certain circumstances, Occidental could be required to pay an advanced tariff payment that would in turn be used by the pipeline company to service or prepay project debt. As of December 31, 2001, Occidental has contributed $9 million to the company. Occidental reports this investment in its consolidated financial statements using the equity method of accounting.
     Occidental and Sempra Energy (Sempra) each has a 50-percent interest in Elk Hills Power LLC, a limited liability company that is currently constructing a gas-fired, power-generation plant in California. Occidental accounts for this investment using the equity method. In January 2002, Elk Hills Power LLC entered into a $400 million construction loan facility. Occidental guarantees $200 million (50 percent) of the loan facility. At January 31, 2002, approximately $94 million of the $200 million guarantee was outstanding.
     Occidental has entered into an indemnity agreement with Equistar, its 29.5-percent equity investee, to contribute to Equistar an amount equal to the lesser of approximately $420 million or the principal amount of Equistar's notes due 2009 then outstanding, together with interest. At December 31, 2001, the outstanding principal amount of Equistar's notes due 2009 was almost $600 million. Occidental is only required to pay this amount to Equistar if the holders of the notes have not been able to obtain payment after having pursued and exhausted all their remedies to compel payment by Equistar, including the liquidation of assets. The indemnity expressly does not create any right in the holders of the notes or any person other than Occidental, Equistar and the partners of Equistar. Occidental may elect to terminate the indemnity in certain circumstances.

NOTE 15   INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
--------------------------------------------------------------------------------
     Effective January 1, 1998, Occidental adopted the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." Occidental has identified two reportable segments through which it conducts its continuing operations: oil and gas and chemical. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The oil and gas segment explores for, develops, produces and markets crude oil and natural gas domestically and internationally. The chemical segment manufactures and markets, domestically and internationally, basic chemicals, specialty chemicals and vinyls. Additionally, it has an investment in a petrochemical partnership.
     Earnings of industry segments and geographic areas exclude interest income, interest expense, environmental remediation expenses, unallocated corporate expenses, cumulative effect of changes in accounting principles and extraordinary items, but include income from equity investments and gains and losses from dispositions of segment and geographic area assets.
     Foreign income and other taxes and certain state taxes are included in segment earnings on the basis of operating results. U.S. federal income taxes are not allocated to segments except for amounts in lieu thereof that represent the tax effect of operating charges resulting from purchase accounting adjustments, which arose from the implementation in 1992 of SFAS No. 109 - "Accounting for Income Taxes," and the tax effects resulting from major, infrequently occurring transactions such as asset sales and legal settlements that relate to segment results.
     Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, short-term investments, certain corporate receivables, an intrastate pipeline (sold in the third quarter of 2001) and other assets.

INDUSTRY SEGMENTS
In millions

                                                                   Oil and Gas         Chemical        Corporate            Total
=============================================================      ===========      ===========      ===========      ===========
YEAR ENDED DECEMBER 31, 2001
   Net sales(a)                                                    $    10,893 (b)  $     3,092 (c)  $        --      $    13,985
                                                                   ===========      ===========      ===========      ===========
   Pretax operating profit(loss)(d)                                $     3,292      $      (437)     $    (1,106)(f)  $     1,749
   Income taxes                                                           (447)              43             (159)(g)         (563)
   Extraordinary loss, net                                                  --               --               (8)              (8)
   Cumulative effect of changes in accounting principles, net               --               --              (24)             (24)
                                                                   -----------      -----------      -----------      -----------
   Net income(loss)(e)                                             $     2,845 (h)  $      (394)(i)  $    (1,297)(j)  $     1,154
                                                                   ===========      ===========      ===========      ===========
   Unconsolidated equity investments                               $        75      $       663      $       255      $       993
                                                                   ===========      ===========      ===========      ===========
   Property, plant and equipment additions, net (l)                $     1,223      $       120      $        58      $     1,401
                                                                   ===========      ===========      ===========      ===========
   Depreciation, depletion and amortization                        $       750      $       190      $        31      $       971
                                                                   ===========      ===========      ===========      ===========
   Total assets                                                    $    13,316      $     4,074      $       460      $    17,850
=============================================================      ===========      ===========      ===========      ===========

YEAR ENDED DECEMBER 31, 2000
   Net sales(a)                                                    $     9,779 (b)  $     3,795 (c)  $        --      $    13,574
                                                                   ===========      ===========      ===========      ===========
   Pretax operating profit(loss)(d)                                $     3,012      $       176      $      (177)(f)  $     3,011
   Income taxes                                                           (595)              (7)            (840)(g)       (1,442)
   Extraordinary loss, net                                                  --               --                1                1
   Cumulative effect of changes in accounting principles, net               --               --               --               --
                                                                   -----------      -----------      -----------      -----------
   Net income(loss)(e)                                             $     2,417 (h)  $       169 (i)  $    (1,016)(j)  $     1,570
                                                                   ===========      ===========      ===========      ===========
   Unconsolidated equity investments                               $        67      $     1,203      $        57      $     1,327
                                                                   ===========      ===========      ===========      ===========
   Property, plant and equipment additions, net(l)                 $       791      $       155      $         6      $       952
                                                                   ===========      ===========      ===========      ===========
   Depreciation, depletion and amortization                        $       670      $       190      $        41      $       901
                                                                   ===========      ===========      ===========      ===========
   Total assets                                                    $    13,384      $     4,848      $     1,182 (k)  $    19,414
=============================================================      ===========      ===========      ===========      ===========

YEAR ENDED DECEMBER 31, 1999
   Net sales(a)                                                    $     4,599 (b)  $     3,221 (c)  $        --      $     7,820
                                                                   ===========      ===========      ===========      ===========
   Pretax operating profit(loss)(d)                                $     1,841      $       (23)     $      (619)(f)  $     1,199
   Income taxes                                                           (574)             (14)             (43)(g)         (631)
   Extraordinary loss, net                                                  --               --             (107)            (107)
   Cumulative effect of changes in accounting principles, net               --               --              (13)             (13)
                                                                   -----------      -----------      -----------      -----------
   Net income(loss)(e)                                             $     1,267 (h)  $       (37)(i)  $      (782)(j)  $       448
                                                                   ===========      ===========      ===========      ===========
   Unconsolidated equity investments                               $       119      $     1,388      $       247      $     1,754
                                                                   ===========      ===========      ===========      ===========
   Property, plant and equipment additions, net(l)                 $       474      $       116      $        11      $       601
                                                                   ===========      ===========      ===========      ===========
   Depreciation, depletion and amortization                        $       577      $       190      $        38      $       805
                                                                   ===========      ===========      ===========      ===========
   Total assets                                                    $     7,271      $     5,346      $     1,508 (k)  $    14,125
=============================================================      ===========      ===========      ===========      ===========

Footnotes:
(a) Occidental has implemented EITF Issue No. 00-10, "Shipping and Handling Fees and Costs" effective with the fourth quarter of 2000. As a result of this adoption, Occidental has added to revenues and cost of sales amounts of transportation costs that previously had been accounted for as deductions from revenues. There is no effect on income. Oil and gas revenues include $34 million, $29 million and $27 million for 2001, 2000 and 1999, respectively. Chemical revenues include $238 million, $216 million and $183 million for 2001, 2000 and 1999, respectively.
(b) Approximately 54 percent of oil and gas sales revenues for 2001 were attributable to oil and gas trading activity, compared with approximately 50 percent in 2000 and 43 percent in 1999. Oil sales represented approximately 58 percent, 70 percent and 71 percent of net sales for the periods ending December 31, 2001, 2000 and 1999, respectively.

Footnotes continued:
(c)  Total product sales for the chemical segment were as follows:

                                          Basic Chemicals        Commodity Vinyl Resins      Performance Chemicals
                                      ======================     ======================     ======================
     YEAR ENDED DECEMBER 31, 2001               37%                        46%                        17%
     Year ended December 31, 2000               32%                        47%                        21%
     Year ended December 31, 1999               35%                        40%                        25%

(d) Research and development costs were $8 million in 2001, $16 million in 2000 and $20 million in 1999.
(e) Segment earnings include charges and credits in lieu of U.S. federal income taxes. In 2001, the amounts allocated to the segments were charges of $56 million and a credit of $42 million in oil and gas and chemical, respectively. In 2000, the amounts allocated to the segments were charges of $32 million and a credit of $7 million in oil and gas and chemical, respectively. In 1999, the amounts allocated to the segments were a charge of $228 million and a credit of $16 million in oil and gas and chemical, respectively. 2001, 2000 and 1999 reflect allocation of taxes to segments for major, infrequently occurring transactions.
(f) Includes unallocated net interest expense, administration expense, pipeline lease income, pipeline depreciation expense and other items.
(g)  Includes unallocated income taxes.
(h)  Includes the following special items for the years ended December 31:

     Benefit (Charge)  In millions                                                  2001           2000           1999
     ====================================================================     ==========     ==========     ==========
     OIL AND GAS
        Gain on sale of interest in the Indonesian Tangguh LNG project(a)     $      399     $       --     $       --
        Gain on sale of additional interests in Gulf of Mexico assets(a)               7             --             --
        Gain on partial sale of Gulf of Mexico assets(a)                              --             39             --
        Write-down of various assets, real estate and investments                     --            (53)            (9)
        Loss on sale of office building(a)                                            --            (14)            --
        Chevron litigation settlement(a)                                              --             --            488
        Write-down of Peru producing operations(a)                                    --             --            (29)
        Claims, settlements, reorganization and other                                 --             --            (35)
        Gain on buyout of contingency payment(a)                                      --             41             --
        Gain on receipt of contingency  payment                                       --             --             11
     --------------------------------------------------------------------     ----------     ----------     ----------

     (a)  These amounts are shown after-tax.

(i)  Includes the following special items for the years ended December 31:

     Benefit (Charge)  In millions                                                  2001           2000           1999
     ====================================================================     ==========     ==========     ==========
     CHEMICAL
        Write-down of Equistar investment                                     $     (412)    $       --     $       --
        Credit from state tax rate adjustment                                         14             --             --
        Write-down of chemical intermediate businesses and various assets             --           (135)          (159)
        Gain on sale of Durez business(a)       `                                     --             13             --
        Loss on foreign investment abandonment(a)                                     --             (2)            --
        Write-downs by Equistar                                                       --             --            (28)
        Severance, plant shutdown, idling and plant write-down costs                 (37)            --             --
        Gain on sale of a chemical plant by Equistar                                  --             --             12
        Claims and settlements                                                        --             --             (9)
     --------------------------------------------------------------------     ----------     ----------     ----------

     (a)  These amounts are shown after-tax.

(j)  Includes the following special items for the years ended December 31:

     Benefit (Charge)  In millions                                                  2001           2000           1999
     ====================================================================     ==========     ==========     ==========
     CORPORATE
        Loss on sale of pipeline-owning entity(a)                             $     (272)    $       --     $       --
        Environmental remediation                                                   (109)            --             --
        Settlement of state tax issue                                                 70             --             --
        Gain on sale of CanadianOxy investment                                        --            493             --
        Claims and settlements                                                        --            (17)            --
        Extraordinary (loss)gain on debt redemption(a)                                (8)             1           (107)
        Insurance dividend                                                             6             11             18
        Changes in accounting principles(a)                                          (24)            --            (13)
        Tax effect of pre-tax adjustments                                            192           (133)            55
     --------------------------------------------------------------------     ----------     ----------     ----------

     (a)  These amounts are shown after-tax.

(k) 2000 and 1999 include the net assets of an intrastate pipeline, which was sold in the third quarter of 2001.
(l) Excludes acquisitions of other businesses and formation of OxyVinyls. Amounts exclude $3.8 billion in oil and gas in 2000 and $976 million in chemical in 1999, but include capitalized interest of $5 million in 2001, $3 million in 2000 and $4 million in 1999.

GEOGRAPHIC AREAS
In millions

                                                     Net sales(a)                    Property, plant and equipment, net
                                     ----------------------------------------     ----------------------------------------
For the years ended December 31,           2001           2000           1999           2001           2000           1999
================================     ==========     ==========     ==========     ==========     ==========     ==========
    United States                    $   12,132     $   11,101     $    5,958     $   11,217     $   11,890     $    8,504
    Qatar                                   539            747            507            859            825            794
    Yemen                                   377            435            254            273            229            222
    Colombia                                179            392            329             81            104             78
    Russia                                  157            180            111             64             66             72
    Oman                                    151            116            116            122             99             88
    Canada                                  136            189            117             31             29              7
    Pakistan                                113            102             57             49             44             38
    Ecuador                                  82            148             76            109             85            102
    Other Foreign                           119            164            295             53            100            124
                                     ----------     ----------     ----------     ----------     ----------     ----------
        Total                        $   13,985     $   13,574     $    7,820     $   12,858     $   13,471     $   10,029
================================     ==========     ==========     ==========     ==========     ==========     ==========

(a) Sales are shown by individual country based on the location of the entity making the sale.

NOTE 16   COSTS AND RESULTS OF OIL AND GAS PRODUCING ACTIVITIES
--------------------------------------------------------------------------------
     Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization, were as follows (in millions):

                                                                    United           Latin         Eastern           Total
                                                                    States         America      Hemisphere       Worldwide
==========================================================      ==========      ==========      ==========      ==========
DECEMBER 31, 2001
   Proved properties                                            $    9,027      $      659      $    2,642      $   12,328
   Unproved properties(d)                                            1,606               2              13           1,621
                                                                ----------      ----------      ----------      ----------
   TOTAL PROPERTY COSTS                                             10,633             661           2,655          13,949
   Support facilities                                                  290              37              82             409
                                                                ----------      ----------      ----------      ----------
   TOTAL CAPITALIZED COSTS(a)                                       10,923             698           2,737          14,358
   Accumulated depreciation, depletion and amortization             (2,210)           (507)         (1,364)         (4,081)
                                                                ----------      ----------      ----------      ----------
NET CAPITALIZED COSTS                                           $    8,713      $      191      $    1,373      $   10,277
==========================================================      ==========      ==========      ==========      ==========

DECEMBER 31, 2000
   Proved properties                                            $    8,616      $      618      $    2,369      $   11,603
   Unproved properties(d)                                            1,970              19              77           2,066
                                                                ----------      ----------      ----------      ----------
   TOTAL PROPERTY COSTS                                             10,586             637           2,446          13,669
   Support facilities                                                  244              40              76             360
                                                                ----------      ----------      ----------      ----------
   TOTAL CAPITALIZED COSTS(a)                                       10,830             677           2,522          14,029
   Accumulated depreciation, depletion and amortization             (2,299)           (484)         (1,213)         (3,996)
                                                                ----------      ----------      ----------      ----------
NET CAPITALIZED COSTS                                           $    8,531      $      193      $    1,309      $   10,033
==========================================================      ==========      ==========      ==========      ==========

DECEMBER 31, 1999
   Proved properties                                            $    4,884      $    1,580      $    2,141      $    8,605
   Unproved properties(d)                                            2,136              25              45           2,206
                                                                ----------      ----------      ----------      ----------
   TOTAL PROPERTY COSTS                                              7,020           1,605           2,186          10,811
   Support facilities                                                   23              94              72             189
                                                                ----------      ----------      ----------      ----------
   TOTAL CAPITALIZED COSTS(a)                                        7,043           1,699           2,258          11,000
   Accumulated depreciation, depletion and amortization             (2,103)         (1,500)         (1,006)         (4,609)
                                                                ----------      ----------      ----------      ----------
NET CAPITALIZED COSTS                                           $    4,940      $      199      $    1,252      $    6,391
                                                                ==========      ==========      ==========      ==========
Share of equity investees' net capitalized costs(b)             $       94      $      337 (c)  $       94      $      525
==========================================================      ==========      ==========      ==========      ==========

(a) Includes costs related to leases, exploration costs, lease and well equipment, pipelines and terminals, gas plants and other equipment.
(b)  Excludes amounts applicable to synthetic fuels.
(c)  Includes amounts in Latin America and Canada.
(d)  Primarily consists of California properties.

     Costs incurred relating to oil and gas producing activities, whether capitalized or expensed, were as follows (in millions):

                                                           United              Latin            Eastern              Total
                                                           States            America         Hemisphere          Worldwide
==============================================         ==========         ==========         ==========         ==========
DECEMBER 31, 2001
   Acquisition of properties
      Proved                                           $        7         $       --         $       19         $       26
      Unproved                                                 46                 --                 10                 56
   Exploration costs                                           57                 60                 54                171
   Development costs                                          602 (c)             56                260                918
                                                       ----------         ----------         ----------         ----------
                                                       $      712         $      116         $      343         $    1,171
==============================================         ==========         ==========         ==========         ==========

DECEMBER 31, 2000
   Acquisition of properties
      Proved                                           $    3,690         $       42         $       21        $     3,753
      Unproved                                                  7                 --                  1                  8
   Exploration costs                                           56                 58                 20                134
   Development costs                                          339 (a,c)           32                208                579
                                                       ----------         ----------         ----------         ----------
                                                       $    4,092         $      132         $      250         $    4,474
==============================================         ==========         ==========         ==========         ==========

DECEMBER 31, 1999
   Acquisition of properties
      Proved                                           $       26         $       --         $       22         $       48
      Unproved                                                 16                 --                  2                 18
   Exploration costs                                           66                 11                 26                103
   Development costs                                          126                 12                164                302
                                                       ----------         ----------         ----------         ----------
                                                       $      234         $       23         $      214         $      471
                                                       ==========         ==========         ==========         ==========
Share of equity investees' costs                       $       18         $       39 (b)     $       45         $      102
==============================================         ==========         ==========         ==========         ==========

(a)  Excludes costs related to the acquisition of CO2 properties.
(b)  Includes amounts in Latin America and Canada.
(c)  Excludes capitalized CO2 of $48 million in 2001 and $44 million in 2000.

     The results of operations of Occidental's oil and gas producing activities, which exclude oil and gas trading activities and items such as asset dispositions, corporate overhead and interest, were as follows (in millions):

                                                                    United           Latin         Eastern           Total
                                                                    States         America (a)  Hemisphere       Worldwide
==========================================================      ==========      ==========      ==========      ==========
FOR THE YEAR ENDED DECEMBER 31, 2001
   Revenues                                                     $    3,471      $      225      $    1,323 (b)  $    5,019
   Production costs                                                    773              63             195           1,031
   Exploration expenses                                                 42              81              61             184
   Other operating expenses                                            141               4              70             215
   Depreciation, depletion and amortization                            535              24             188             747
                                                                ----------      ----------      ----------      ----------
   PRETAX INCOME                                                     1,980              53             809           2,842
   Income tax expense(c)                                               530              18             458 (b)       1,006
                                                                ----------      ----------      ----------      ----------
   RESULTS OF OPERATIONS                                        $    1,450      $       35      $      351      $    1,836
==========================================================      ==========      ==========      ==========      ==========

FOR THE YEAR ENDED DECEMBER 31, 2000
   Revenues                                                     $    2,762      $      461      $    1,567 (b)  $    4,790
   Production costs                                                    540              66             179             785
   Exploration expenses                                                 50              31              13              94
   Other operating expenses                                            141              27              47             215
   Depreciation, depletion and amortization                            444              35             182             661
                                                                ----------      ----------      ----------      ----------
   PRETAX INCOME                                                     1,587             302           1,146           3,035
   Income tax expense(c)                                               366             147             538 (b)       1,051
                                                                ----------      ----------      ----------      ----------
   RESULTS OF OPERATIONS                                        $    1,221      $      155      $      608      $    1,984
==========================================================      ==========      ==========      ==========      ==========

FOR THE YEAR ENDED DECEMBER 31, 1999
   Revenues                                                     $    1,011      $      450      $    1,042 (b)  $    2,503
   Production costs                                                    218              92             142             452
   Exploration expenses                                                 40               9              26              75
   Other operating expenses                                             49              44              77             170
   Other expense--asset write-downs                                     --              44              --              44
   Depreciation, depletion and amortization                            290              57             207             554
                                                                ----------      ----------      ----------      ----------
   PRETAX INCOME                                                       414             204             590           1,208
   Income tax expense(c)                                                34              81             251 (b)         366
                                                                ----------      ----------      ----------      ----------
   RESULTS OF OPERATIONS                                        $      380      $      123      $      339      $      842
                                                                ==========      ==========      ==========      ==========
   Share of equity investees' results of operations(d)          $       (1)     $      (11)(e)  $       33      $       21
==========================================================      ==========      ==========      ==========      ==========

(a) Includes amounts applicable to operating interests in which Occidental received an agreed-upon fee per barrel of crude oil produced in 1999.
(b) Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf.
(c) U.S. federal income taxes reflect expenses allocated for U.S. income tax purposes only related to oil and gas activities, including allocated interest and corporate overhead. Foreign income taxes were included in geographic areas on the basis of operating results.
(d) Equity investee results of operations are reflected in the geographic area in which the producing operation is located.
(e)  Includes amounts in Latin America and Canada.

RESULTS PER UNIT OF PRODUCTION (Unaudited)

                                                                    United           Latin         Eastern           Total
                                                                    States         America      Hemisphere       Worldwide
==========================================================      ==========      ==========      ==========      ==========
FOR THE YEAR ENDED DECEMBER 31, 2001
   Revenues from net production
      Oil ($/bbl.)                                              $    22.76      $    19.70      $    28.83 (a)  $    24.48
                                                                ==========      ==========      ==========      ==========
      Natural gas ($/Mcf)                                       $     6.52      $       --      $     2.40      $     6.25
                                                                ==========      ==========      ==========      ==========
   Barrel of oil equivalent ($/bbl.)(b,c)                       $    28.22      $    19.70      $    28.15 (a)  $    27.73
   Production costs                                                   6.28            5.73            4.15            5.70
   Exploration expenses                                                .34            7.36            1.30            1.02
   Other operating expenses                                           1.15             .36            1.49            1.19
   Depreciation, depletion and amortization                           4.35            2.18            4.00            4.13
                                                                ----------      ----------      ----------      ----------
   PRETAX INCOME                                                     16.10            4.07           17.21           15.69
   Income tax expense                                                 4.31            1.64            9.74 (a)        5.56
                                                                ----------      ----------      ----------      ----------
   RESULTS OF OPERATIONS                                        $    11.79      $     2.43      $     7.47      $    10.13
==========================================================      ==========      ==========      ==========      ==========

FOR THE YEAR ENDED DECEMBER 31, 2000
   Revenues from net production
      Oil ($/bbl.)                                              $    27.40      $    25.85      $    34.06 (a)  $    29.51
                                                                ==========      ==========      ==========      ==========
      Natural gas ($/Mcf)                                       $     3.73      $       --      $     2.02      $     3.61
                                                                ==========      ==========      ==========      ==========
   Barrel of oil equivalent ($/bbl.)(b,c)                       $    25.57      $    25.85      $    32.65 (a)  $    27.53
   Production costs                                                   5.00            3.67            3.73            4.51
   Exploration expenses                                                .46            1.72             .27             .54
   Other operating expenses                                           1.31            1.50             .98            1.24
   Depreciation, depletion and amortization                           4.11            1.94            3.79            3.80
                                                                ----------      ----------      ----------      ----------
   PRETAX INCOME                                                     14.69           17.02           23.88           17.44
   Income tax expense                                                 3.39            8.17           11.21 (a)        6.04
                                                                ----------      ----------      ----------      ----------
   RESULTS OF OPERATIONS                                        $    11.30      $     8.85      $    12.67      $    11.40
==========================================================      ==========      ==========      ==========      ==========

FOR THE YEAR ENDED DECEMBER 31, 1999
   Revenues from net production
      Oil ($/bbl.)                                              $    16.56      $    12.84      $    20.32 (a)  $    17.06
                                                                ==========      ==========      ==========      ==========
      Natural gas ($/Mcf)                                       $     2.09      $       --      $     1.17      $     2.02
                                                                ==========      ==========      ==========      ==========
   Barrel of oil equivalent ($/bbl.)(b,c)                       $    14.24      $    12.84      $    19.66 (a)  $    15.74
   Production costs                                                   3.07            2.63            2.68            2.84
   Exploration expenses                                                .56             .25             .50             .47
   Other operating expenses                                            .69            1.25            1.45            1.07
   Other expense--asset write-downs                                     --            1.25              --             .28
   Depreciation, depletion and amortization                           4.09            1.63            3.90            3.48
                                                                ----------      ----------      ----------      ----------
   PRETAX INCOME                                                      5.83            5.83           11.13            7.60
   Income tax expense                                                  .48            2.30            4.73 (a)        2.30
                                                                ----------      ----------      ----------      ----------
   RESULTS OF OPERATIONS                                        $     5.35      $     3.53      $     6.40      $     5.30
==========================================================      ==========      ==========      ==========      ==========

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

2001 QUARTERLY FINANCIAL DATA (Unaudited)                                                       Occidental Petroleum Corporation
In millions, except per-share amounts                                                                           and Subsidiaries

Three months ended                                                MARCH 31           JUNE 30      SEPTEMBER 30       DECEMBER 31
========================================================      ============      ============      ============      ============
Segment net sales
   Oil and gas                                                $      3,612      $      2,964      $      2,521      $      1,796
   Chemical                                                            863               881               764               584
                                                              ------------      ------------      ------------      ------------
Net sales                                                     $      4,475      $      3,845      $      3,285      $      2,380
                                                              ============      ============      ============      ============

Gross profit                                                  $      1,186      $      1,095      $        868      $        413
                                                              ============      ============      ============      ============

Segment earnings(loss)
   Oil and gas                                                $        946      $        806      $        927      $        166
   Chemical                                                            (79)               58                40              (413)
                                                              ------------      ------------      ------------      ------------
                                                                       867               864               967              (247)
Unallocated corporate items
   Interest expense, net                                               (76)              (71)              (60)              (56)
   Income taxes                                                       (175)             (249)             (129)              187
   Trust preferred distributions and other                             (16)              (14)              (13)              (13)
   Other                                                               (89)              (57)             (321)             (113)
                                                              ------------      ------------      ------------      ------------

Income before extraordinary items                                      511               473               444              (242)
Extraordinary loss, net                                                 (3)               --                --                (5)
Cumulative effect of changes in accounting principles,
  net                                                                  (24)               --                --                --
                                                              ------------      ------------      ------------      ------------
Net income                                                    $        484 (a)  $        473 (b)  $        444 (c)  $       (247)(d)
                                                              ============      ============      ============      ============


Basic earnings per common share
   Income before extraordinary items                          $       1.38      $       1.27      $       1.19      $       (.65)
   Extraordinary loss, net                                            (.01)               --                --              (.01)
   Cumulative effect of changes in accounting
     principles, net                                                  (.06)               --                --                --
                                                              ------------      ------------      ------------      ------------
Basic earnings per common share                               $       1.31      $       1.27      $       1.19      $       (.66)
                                                              ============      ============      ============      ============


Diluted earnings per common share
   Income before extraordinary items                          $       1.37      $       1.26      $       1.18      $       (.65)
   Extraordinary loss, net                                            (.01)               --                --              (.01)
   Cumulative effect of changes in accounting
     principles, net                                                  (.06)               --                --                --
                                                              ------------      ------------      ------------      ------------
Diluted earnings per common share                             $       1.30      $       1.26      $       1.18      $       (.66)
                                                              ============      ============      ============      ============


Dividends per common share                                    $        .25      $        .25      $        .25      $        .25
                                                              ============      ============      ============      ============


Market price per common share
   High                                                       $      26.39      $      31.08      $      28.55      $      26.93
   Low                                                        $      22.10      $      24.39      $      21.90      $      23.56
========================================================      ============      ============      ============      ============

(a) Includes $26 million after-tax in special items for severance and plant write-downs and an increase in environmental reserves, $24 million after-tax charge for a change in accounting standards for derivatives.
(b) Includes a $7 million gain, net of tax, from the sale of additional interest in the Gulf of Mexico.
(c) Includes a net after-tax gain of $127 million from the sale of interest in the Tangguh LNG project and the sale of the entity that leased a pipeline in Texas to Occidental's former MidCon subsidiary.
(d) Includes a $240 million after-tax write-down related to the agreement in principle to sell Occidental's interest in Equistar, a $60 million pre-tax charge for environmental remediation expenses, an $11 million pre-tax charge to idle a chemical facility in Texas, a $5 million after-tax extraordinary loss from early debt extinguishments and a $14 million benefit from lower effective state tax rates.

2000 QUARTERLY FINANCIAL DATA (Unaudited)                                              Occidental Petroleum Corporation
In millions, except per-share amounts                                                                  and Subsidiaries

Three months ended                                       March 31           June 30      September 30       December 31
===============================================      ============      ============      ============      ============
Segment net sales
   Oil and gas                                       $      1,534     $       2,128      $      2,972      $      3,145
   Chemical                                                 1,040             1,067               891               797
                                                     ------------      ------------      ------------      ------------
Net sales                                            $      2,574      $      3,195      $      3,863      $      3,942
                                                     ============      ============      ============      ============


Gross profit                                         $        787      $        952      $      1,036      $        967
                                                     ============      ============      ============      ============

Segment earnings(loss)
   Oil and gas                                       $        394      $        557      $        696      $        770
   Chemical                                                   143                34                47               (55)
                                                     ------------      ------------      ------------      ------------
                                                              537               591               743               715
Unallocated corporate items
   Interest expense, net                                      (99)             (104)              (97)              (80)
   Income taxes                                              (150)             (349)             (169)             (193)
   Trust preferred distributions and other                    (17)              (16)              (17)              (17)
   Other                                                       --               442               (59)              (92)
                                                     ------------      ------------      ------------      ------------

Income before extraordinary items                             271               564               401               333
Extraordinary gain, net                                        --                --                 1                --
                                                     ------------      ------------      ------------      ------------
Net income                                           $        271 (a)  $        564 (b)  $        402 (c)  $        333 (d)
                                                     ============      ============      ============      ============


Basic earnings per common share
   Income before extraordinary items                 $       0.74      $       1.53      $       1.09      $       0.90
   Extraordinary gain, net                                     --                --                --                --
                                                     ------------      ------------      ------------      ------------
Basic earnings per common share                      $       0.74      $       1.53      $       1.09      $       0.90
                                                     ============      ============      ============      ============


Diluted earnings per common share
   Income before extraordinary items                 $       0.74      $       1.53      $       1.09      $       0.90
   Extraordinary gain, net                                     --                --                --                --
                                                     ------------      ------------      ------------      ------------
Diluted earnings per common share                    $       0.74      $       1.53      $       1.09      $       0.90
                                                     ============      ============      ============      ============


Dividends per common share                           $       0.25      $       0.25      $       0.25      $       0.25
                                                     ============      ============      ============      ============


Market price per common share
   High                                              $      22.38      $      24.13      $      24.46      $      25.50
   Low                                               $      15.75      $      20.13      $      18.69      $      19.38
===============================================      ============      ============      ============      ============

(a)  Includes an insurance dividend of $11 million.
(b) Includes a gain of $493 million related to the sale of CanadianOxy and a charge of $120 million to write-down the chemical intermediate businesses.
(c) Includes an after-tax gain of $39 million related to the sale of an interest in Occidental's Gulf of Mexico assets, an after-tax gain of $41 million on the receipt of a contingency payment related to a prior-year sale of a Dutch North Sea subsidiary, and a charge of $53 million for the write-down of various oil and gas assets and investments and a write-down of a building of $21 million.
(d) Includes a $13 million gain on sale of the Durez business, a charge of $17 million related to a litigation settlement, a charge of $15 million related to a write-down of various chemical assets and an after-tax loss of $2 million on the abandonment of a foreign investment.

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

RESERVES
Oil in millions of barrels, natural gas in billions of cubic feet

                                                           United                 Latin               Eastern                 Total
                                                           States               America            Hemisphere             Worldwide
                                                 ----------------      ----------------      ----------------      ----------------
                                                  Oil        Gas        Oil  (a)   Gas        Oil        Gas        Oil        Gas
===========================================      =====      =====      =====      =====      =====      =====      =====      =====
PROVED DEVELOPED AND UNDEVELOPED RESERVES

BALANCE AT DECEMBER 31, 1998                       445      1,898        194         --        427        251      1,066      2,149
   Revisions of previous estimates                   2        111         78         --        (65)        12         15        123
   Improved recovery                                32         54         --         --          9         --         41         54
   Extensions and discoveries                       31         49         --         --          9         --         40         49
   Purchases of proved reserves                      3         66         --         --          8         --         11         66
   Sales of proved reserves                        (22)      (130)        --         --         (2)      (158)       (24)      (288)
   Production                                      (27)      (242)       (35)        --        (50)       (19)      (112)      (261)
-------------------------------------------      -----      -----      -----      -----      -----      -----      -----      -----

BALANCE AT DECEMBER 31, 1999                       464      1,806        237         --        336         86      1,037      1,892
   Revisions of previous estimates                  29        179         12         --         22         44         63        223
   Improved recovery                                41         25         --         --          1         --         42         25
   Extensions and discoveries                       24        108          5         --          7          4         36        112
   Purchases of proved reserves                    881        417         19         --         --         --        900        417
   Sales of proved reserves                        (30)      (200)      (120)        --         --         --       (150)      (200)
   Production                                      (63)      (241)       (18)        --        (44)       (18)      (125)      (259)
-------------------------------------------      -----      -----      -----      -----      -----      -----      -----      -----

BALANCE AT DECEMBER 31, 2000                     1,346      2,094        135         --        322        116      1,803      2,210
   Revisions of previous estimates                 (14)       (53)        10         --         33          4         29        (49)
   Improved recovery                                92         23         --         --         47         --        139         23
   Extensions and discoveries                       22        118         10         --         24          4         56        122
   Purchases of proved reserves                      3          4         --         --         --         --          3          4
   Sales of proved reserves                         --         (1)        --         --         --         --         --         (1)
   Production                                      (78)      (223)       (11)        --        (44)       (18)      (133)      (241)
-------------------------------------------      -----      -----      -----      -----      -----      -----      -----      -----
BALANCE AT DECEMBER 31, 2001                     1,371      1,962        144         --        382        106      1,897      2,068
===========================================      =====      =====      =====      =====      =====      =====      =====      =====

PROPORTIONAL INTEREST IN EQUITY INVESTEES'
RESERVES

    December 31, 1998                                5         49         44 (b)    138 (b)     34         --         83        187
                                                 =====      =====      =====      =====      =====      =====      =====      =====
    December 31, 1999                                6         46         45 (b)    133 (b)     36         --         87        179
===========================================      =====      =====      =====      =====      =====      =====      =====      =====

PROVED DEVELOPED RESERVES

    December 31, 1998                              367      1,836        171         --        306        190        844      2,026
                                                 =====      =====      =====      =====      =====      =====      =====      =====
    December 31, 1999                              339      1,670        153         --        245         61        737      1,731
                                                 =====      =====      =====      =====      =====      =====      =====      =====
    December 31, 2000                            1,079      1,814         82         --        249         84      1,410      1,898
                                                 =====      =====      =====      =====      =====      =====      =====      =====
    DECEMBER 31, 2001                            1,106      1,718         83         --        283         89      1,472      1,807
===========================================      =====      =====      =====      =====      =====      =====      =====      =====

PROPORTIONAL INTEREST IN EQUITY INVESTEES'
RESERVES

    December 31, 1998                                5         48         35 (b)    127 (b)     24         --         64        175
                                                 =====      =====      =====      =====      =====      =====      =====      =====
    December 31, 1999                                5         41         36 (b)    115 (b)     21         --         62        156
===========================================      =====      =====      =====      =====      =====      =====      =====      =====

(a) Portions of these reserves are being produced pursuant to exclusive service contracts.
(b)  Includes amounts in Latin America and Canada.

STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS
     For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices to Occidental's share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 percent discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at each of December 31, 2001, 2000 and 1999. However, such arbitrary assumptions have not necessarily proven to be the case in the past. Other assumptions of equal validity would give rise to substantially different results.
     The year-end prices used to calculate future cash flows vary by producing area and market conditions. For the 2001, 2000 and 1999 disclosures, the West Texas Intermediate oil prices used were $19.84/bbl, $26.80/bbl and $25.60/bbl, respectively. The NYMEX gas prices used for the 2001, 2000 and 1999 disclosures were $2.57/MMBtu, $9.78/MMBtu and $2.32/MMBtu, respectively.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
In millions

                                                                      United           Latin         Eastern           Total
                                                                      States         America (a)  Hemisphere       Worldwide
============================================================      ==========      ==========      ==========      ==========
AT DECEMBER 31, 2001
   Future cash flows                                              $  28,146       $    2,119      $    6,619      $   36,884
   Future costs
      Production costs and other operating expenses                 (14,404)            (821)         (2,250)        (17,475)
      Development costs(b)                                           (2,282)            (200)           (611)         (3,093)
                                                                  ----------      ----------      ----------      ----------

   FUTURE NET CASH FLOWS BEFORE INCOME TAXES                          11,460           1,098           3,758          16,316
   Future income tax expense                                          (2,224)           (447)           (458)         (3,129)
                                                                  ----------      ----------      ----------      ----------

   FUTURE NET CASH FLOWS                                               9,236             651           3,300          13,187
   Ten percent discount factor                                        (5,088)           (188)         (1,309)         (6,585)
                                                                  ----------      ----------      ----------      ----------

   STANDARDIZED MEASURE                                           $    4,148      $      463      $    1,991      $    6,602
============================================================      ==========      ==========      ==========      ==========
AT DECEMBER 31, 2000
   Future cash flows                                              $   53,195      $    2,744      $    6,868      $   62,807
   Future costs
      Production costs and other operating expenses                  (13,236)           (785)         (1,767)        (15,788)
      Development costs(b)                                            (1,962)            (47)           (539)         (2,548)
                                                                  ----------      ----------      ----------      ----------

   FUTURE NET CASH FLOWS BEFORE INCOME TAXES                          37,997           1,912           4,562          44,471
   Future income tax expense                                         (11,023)           (896)           (623)        (12,542)
                                                                  ----------      ----------      ----------      ----------

   FUTURE NET CASH FLOWS                                              26,974           1,016           3,939          31,929
   Ten percent discount factor                                       (14,608)           (392)         (1,585)        (16,585)
                                                                  ----------      ----------      ----------      ----------

   STANDARDIZED MEASURE                                           $   12,366      $      624      $    2,354      $   15,344
============================================================      ==========      ==========      ==========      ==========
AT DECEMBER 31, 1999
   Future cash flows                                              $   14,604      $    3,619      $    7,329      $   25,552
   Future costs
      Production costs and other operating expenses                   (3,162)           (754)         (1,879)         (5,795)
      Development costs(b)                                            (1,166)           (185)           (716)         (2,067)
                                                                  ----------      ----------      ----------      ----------

   FUTURE NET CASH FLOWS BEFORE INCOME TAXES                          10,276           2,680           4,734          17,690
   Future income tax expense                                          (2,306)         (1,076)           (345)         (3,727)
                                                                  ----------      ----------      ----------      ----------

   FUTURE NET CASH FLOWS                                               7,970           1,604           4,389          13,963
   Ten percent discount factor                                        (4,177)           (624)         (1,754)         (6,555)
                                                                  ----------      ----------      ----------      ----------

   STANDARDIZED MEASURE                                                3,793             980           2,635           7,408
   Share of equity investees' standardized measure                       104             312             344             760
                                                                  ----------      ----------      ----------      ----------
   STANDARDIZED MEASURE INCLUDING SHARE OF EQUITY INVESTEES'
     STANDARDIZED MEASURE                                         $    3,897      $    1,292      $    2,979      $    8,168
============================================================      ==========      ==========      ==========      ==========

(a) Includes amounts applicable to operating interests in which Occidental receives an agreed-upon fee per barrel of crude oil produced in 1999.
(b)  Includes dismantlement and abandonment costs.

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS FROM PROVED RESERVE QUANTITIES
In millions

For the years ended December 31,                                                          2001         2000         1999
=================================================================================     ========     ========     ========
BEGINNING OF YEAR                                                                     $ 15,344     $  7,408     $  3,369
                                                                                      --------     --------     --------
   Sales and transfers of oil and gas produced, net of production costs and
     other operating expenses                                                           (3,433)      (3,546)      (1,838)
   Net change in prices received per barrel, net of production costs and other
     operating expenses                                                                (12,850)       6,219        7,712
   Extensions, discoveries and improved recovery, net of future production and
     development costs                                                                   1,238        1,222          660
   Change in estimated future development costs                                           (923)         (95)        (299)
   Revisions of quantity estimates                                                          83        1,315         (808)
   Development costs incurred during the period                                            913          576          298
   Accretion of discount                                                                 1,910          783          308
   Net change in income taxes                                                            4,174       (3,954)      (1,694)
   Purchases and sales of reserves in place, net                                            19        5,927         (150)
   Changes in production rates and other                                                   127         (511)        (150)
                                                                                      --------     --------     --------

NET CHANGE                                                                              (8,742)       7,936        4,039
                                                                                      --------     --------     --------

END OF YEAR                                                                           $  6,602     $ 15,344     $  7,408
=================================================================================     ========     ========     ========

     The information set forth below does not include information with respect to operations of equity investees. The following table sets forth, for each of the three years in the period ended December 31, 2001, Occidental's approximate average sales prices and average production costs of oil and gas. Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, treating, primary processing, field storage, property taxes and insurance on proved properties, but do not include depreciation, depletion and amortization, royalties, income taxes, interest, general and administrative and other expenses.

AVERAGE SALES PRICES AND AVERAGE PRODUCTION COSTS OF OIL AND GAS

                                                                             United             Latin           Eastern
For the years ended December 31,                                             States           America (a,b)  Hemisphere (a)
=================================================================        ==========        ==========        ==========
2001
   Oil  --  Average sales price ($/bbl.)                                 $    21.74        $    19.95        $    21.32
   Gas  --  Average sales price ($/Mcf)                                  $     6.40        $       --        $     2.29

   Average oil and gas production cost ($/bbl.)(c)                       $     6.28        $     5.73        $     4.15
-----------------------------------------------------------------        ----------        ----------        ----------

2000
   Oil  --  Average sales price ($/bbl.)                                 $    26.66        $    26.01        $    25.14
   Gas  --  Average sales price ($/Mcf)                                  $     3.66        $       --        $     1.99

   Average oil and gas production cost ($/bbl.)(c)                       $     5.00        $     3.67        $     3.73
-----------------------------------------------------------------        ----------        ----------        ----------

1999
   Oil  --  Average sales price ($/bbl.)                                 $    15.81        $    13.20        $    15.86
   Gas  --  Average sales price ($/Mcf)                                  $     2.09        $       --        $     1.17

   Average oil and gas production cost ($/bbl.)(c)                       $     3.07        $     2.63        $     2.68
-----------------------------------------------------------------        ----------        ----------        ----------

(a) Sales prices include royalties with respect to certain of Occidental's interests.
(b)  Sales prices include fees received under service contracts.
(c) Natural gas volumes have been converted to equivalent barrels based on energy content of six Mcf of gas to one barrel of oil.

     The following table sets forth, for each of the three years in the period ended December 31, 2001, Occidental's net productive and dry-exploratory and development wells completed.

NET PRODUCTIVE AND DRY -- EXPLORATORY AND DEVELOPMENT WELLS COMPLETED

                                                        United          Latin        Eastern          Total
For the years ended December 31,                        States        America     Hemisphere      Worldwide
===============================================     ==========     ==========     ==========     ==========

2001
   Oil  --  Exploratory                                    3.0             --            3.1            6.1
            Development                                  432.1           14.0           60.4          506.5
   Gas  --  Exploratory                                    7.8             --             --            7.8
            Development                                   38.1             --             .5           38.6
   Dry  --  Exploratory                                   10.1             .9            1.8           12.8
            Development                                   34.7             --             .3           35.0
-----------------------------------------------     ----------     ----------     ----------     ----------

2000
   Oil  --  Exploratory                                    1.6            1.3             --            2.9
            Development                                  273.9            8.1          119.0          401.0
   Gas  --  Exploratory                                    3.4             --            0.6            4.0
            Development                                   32.9             --            4.3           37.2
   Dry  --  Exploratory                                    1.2            2.7            1.0            4.9
            Development                                   25.3             --            1.2           26.5
-----------------------------------------------     ----------     ----------     ----------     ----------

1999
   Oil  --  Exploratory                                    1.0             --             --            1.0
            Development                                   76.8            5.4          105.1          187.3
   Gas  --  Exploratory                                     --             --             .5             .5
            Development                                   13.4             --            4.5           17.9
   Dry  --  Exploratory                                    1.9             --             --            1.9
            Development                                   13.3             --            1.1           14.4
-----------------------------------------------     ----------     ----------     ----------     ----------

     The following table sets forth, as of December 31, 2001, Occidental's productive oil and gas wells (both producing wells and wells capable of production). The numbers in parentheses indicate the number of wells with multiple completions.

PRODUCTIVE OIL AND GAS WELLS

                                                  United            Latin          Eastern            Total
Wells at December 31, 2001                        States          America       Hemisphere        Worldwide
=======================================     ============     ============     ============     ============

Oil  --  Gross(a)                           16,673 (246)         241 (--)         951 (72)     17,865 (318)
         Net(b)                             11,413 (167)         114 (--)         517 (47)     12,044 (214)
Gas  --  Gross(a)                            2,226  (20)          -- (--)          32  (1)      2,258  (21)
         Net(b)                              1,858  (13)          -- (--)          13  (1)      1,871  (14)
---------------------------------------     ------------     ------------     ------------     ------------

(a) The total number of wells in which interests are owned or which are operated under service contracts.
(b)  The sum of fractional interests.

     The following table sets forth, as of December 31, 2001, Occidental's participation in exploratory and development wells being drilled.

PARTICIPATION IN EXPLORATORY AND DEVELOPMENT WELLS BEING DRILLED

                                                        United          Latin        Eastern          Total
Wells at December 31, 2001                              States        America     Hemisphere      Worldwide
===============================================     ==========     ==========     ==========     ==========
Exploratory and development wells  --  Gross                35              5             11             51
                                       Net                  24              3              5             32
-----------------------------------------------     ----------     ----------     ----------     ----------

     At December 31, 2001, Occidental was participating in 115 pressure maintenance projects in the United States, 4 in Latin America and 16 in the Eastern Hemisphere.

     The following table sets forth, as of December 31, 2001, Occidental's holdings of developed and undeveloped oil and gas acreage.

OIL AND GAS ACREAGE

                                                        United          Latin        Eastern          Total
Thousands of acres at December 31, 2001                 States        America     Hemisphere      Worldwide
===============================================     ==========     ==========     ==========     ==========

Developed(a)    --  Gross(b)                             3,622             20          1,198          4,840
                    Net(c)                               2,760             10            408          3,178
-----------------------------------------------     ----------     ----------     ----------     ----------

Undeveloped(d)  --  Gross(b)                             1,536          8,853         24,000         34,389
                    Net(c)                               1,116          7,423         11,441         19,980
-----------------------------------------------     ----------     ----------     ----------     ----------

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

     The following table sets forth, for each of the three years in the period ended December 31, 2001, Occidental's U.S. oil, NGL and natural gas production.

OIL AND NATURAL GAS PRODUCTION -- U.S.

                                                      Liquids Production             Natural Gas Production
                                            Thousands of barrels per day     Millions of cubic feet per day
                                          ------------------------------     ------------------------------
                                              2001       2000       1999         2001       2000       1999
=====================================     ========   ========   ========     ========   ========   ========
California                                      76         70         52          303        306        287
Permian                                        137        101         13          148        119         55
Hugoton                                         --         --         --          159        168        172
Others                                          --          1          8           --         66        148
                                          --------   --------   --------     --------   --------   --------
TOTAL                                          213        172         73          610        659        662
=====================================     ========   ========   ========     ========   ========   ========

     The following table sets forth, for each of the three years in the period ended December 31, 2001, Occidental's international oil and natural gas production.

OIL AND NATURAL GAS PRODUCTION -- INTERNATIONAL

                                                          Oil Production             Natural Gas Production
                                            Thousands of barrels per day     Millions of cubic feet per day
                                          ------------------------------     ------------------------------
                                              2001       2000       1999         2001       2000       1999
=====================================     ========   ========   ========     ========   ========   ========
Bangladesh                                      --         --         --           --         --          8
Colombia                                        18         32         43           --         --         --
Ecuador                                         13         17         15           --         --         --
Oman                                            12          9         15           --         --         --
Pakistan                                         7          6          5           50         49         44
Peru                                            --         --         38           --         --         --
Qatar                                           43         49         58           --         --         --
Russia                                          27         26         27           --         --         --
Yemen                                           33         32         32           --         --         --
                                          --------   --------   --------     --------   --------   --------
TOTAL                                          153        171        233           50         49         52
=====================================     ========   ========   ========     ========   ========   ========

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (Unaudited)                                     Occidental Petroleum Corporation
In millions                                                                                                     and Subsidiaries

                                                                               Additions
                                                                      --------------------------
                                                      Balance at      Charged to      Charged to                      Balance at
                                                      Beginning       Costs and         Other                           End of
                                                      of Period        Expenses        Accounts       Deductions        Period
================================================      ==========      ==========      ==========      ==========      ==========
2001
   Allowance for doubtful accounts                    $       25      $       12      $       --      $       (2)     $       35
                                                      ==========      ==========      ==========      ==========      ==========

   Environmental                                      $      402      $      109      $       18      $      (75)(a)  $      454
   Foreign and other taxes, litigation and other
     reserves                                              1,001              10              27            (108)            930
                                                      ----------      ----------      ----------      ----------      ----------

                                                      $    1,403      $      119      $       45      $     (183)     $    1,384 (b)
================================================      ==========      ==========      ==========      ==========      ==========

2000
   Allowance for doubtful accounts                    $       24      $        2      $       --      $       (1)     $       25
                                                      ==========      ==========      ==========      ==========      ==========

   Environmental                                      $      454      $       --      $       23      $      (75)(a)  $      402
   Foreign and other taxes, litigation and other
     reserves                                                857              42             231            (129)          1,001
                                                      ----------      ----------      ----------      ----------      ----------

                                                      $    1,311      $       42      $      254      $     (204)     $    1,403 (b)
================================================      ==========      ==========      ==========      ==========      ==========

1999
   Allowance for doubtful accounts                    $       23      $        2      $       --      $       (1)     $       24
                                                      ==========      ==========      ==========      ==========      ==========

   Environmental                                      $      578      $       --      $       11      $     (135)(a)  $      454
   Foreign and other taxes, litigation and other
     reserves                                                801             164               1            (109)            857
                                                      ----------      ----------      ----------      ----------      ----------

                                                      $    1,379      $      164      $       12      $     (244)     $    1,311 (b)
================================================      ==========      ==========      ==========      ==========      ==========

(a)  Primarily represents payments.
(b) Of these amounts, $165 million, $143 million and $155 million in 2001, 2000 and 1999, respectively, is classified as current.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     There is hereby incorporated by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" in Occidental's definitive proxy statement filed in connection with its May 3, 2002, Annual Meeting of Stockholders (the "2002 Proxy Statement"). See also the list of Occidental's executive officers and related information under "Executive Officers of the Registrant" in Part I hereof.

ITEM 11   EXECUTIVE COMPENSATION
     There is hereby incorporated by reference the information appearing under the captions "Executive Compensation" (excluding, however, the information appearing under the subcaptions "Report of the Compensation Committee" and "Performance Graph") and "Election of Directors -- Information Regarding the Board of Directors and Its Committees" in the 2002 Proxy Statement.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     There is hereby incorporated by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Not applicable.

PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) AND (2). FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

(a)(3). EXHIBITS
   3.(i)*      Restated Certificate of Incorporation of Occidental, dated
               November 12, 1999 (filed as Exhibit 3.(i) to the Annual Report on
               Form 10-K of Occidental for the fiscal year ended December 31,
               1999, File No. 1-9210).
   3.(i)(a)*   Certificate of Change of Location of Registered Office and of
               Registered Agent, dated July 6, 2001. (filed as Exhibit 3.1(i) to the Registration Statement on Form S-3 of Occidental, File No.
               333-82246).
   3.(ii)*     Bylaws of Occidental, as amended through April 30, 1999 (filed as
               Exhibit 3.(ii) to the Registration Statement on Form S-8 of
               Occidental, File No. 333-78031).
   4.1*        Occidental Petroleum Corporation Five-Year Credit Agreement,
               dated as of January 4, 2001 among Occidental, Chase Securities
               Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers,
               The Chase Manhattan Bank, as Syndication Agent, Bank of America,
               N.A. and ABN Amro Bank N.V., as Co-Documentation Agents, and The
               Bank of Nova Scotia, as Administrative Agent (filed as Exhibit
               4.1 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
   4.2*        Indenture (Senior Debt Securities), dated as of April 1, 1998, between Occidental and The Bank of New York, as Trustee (filed as
               Exhibit 4 to the Registration Statement on Form S-3 of
               Occidental, File No. 333-52053).
   4.3*        Specimen certificate for shares of Common Stock (filed as Exhibit
               4.9 to the Registration Statement on Form S-3 of Occidental, File
               No. 333-82246).
   4.4         Instruments defining the rights of holders of other long-term debt of Occidental and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Occidental and its subsidiaries on a consolidated basis.
               Occidental agrees to furnish a copy of any such instrument to the Commission upon request.

--------------------
*Incorporated herein by reference

     All of the Exhibits numbered 10.1 to 10.42 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 14(c) of Form 10-K.

  10.1 Employment Agreement, dated as of December 13, 2001, between Occidental and J. Roger Hirl.
  10.2* Employment Agreement, dated as of November 17, 2000, between Occidental and Dr. Ray R. Irani (filed as Exhibit 10.2 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
  10.3* Employment Agreement, dated as of November 17, 2000, between Occidental and Dr. Dale R. Laurance (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
  10.4* Employment Agreement, dated as of November 17, 2000, between Occidental and Stephen I. Chazen (filed as Exhibit 10.4 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
  10.5* Employment Agreement, dated April 3, 1998, between Occidental and Donald P. de Brier (filed as Exhibit 10.7 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).
  10.6* Amendment, dated November 17, 2000, to Employment Agreement, dated April 3, 1998, between Occidental and Donald P. de Brier (filed as Exhibit 10.6 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
  10.7* Form of Indemnification Agreement between Occidental and each of its directors and certain executive officers (filed as Exhibit B to the Proxy Statement of Occidental for its May 21, 1987, Annual Meeting of Stockholders, File No. 1-9210).
  10.8* Occidental Petroleum Corporation Split Dollar Life Insurance Program and Related Documents (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).
  10.9* Occidental Petroleum Insured Medical Plan, as amended and restated effective April 29, 1994, amending and restating the Occidental Petroleum Corporation Executive Medical Plan (as amended and restated effective April 1, 1993) (filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ending March 31, 1994, File No. 1-9210).
  10.10* Occidental Petroleum Corporation 1987 Stock Option Plan, as amended through April 29, 1992 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
  10.11* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit
               10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
  10.12* Form of Nonqualified Stock Option Agreement, with Stock Appreciation Right, under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
  10.13* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit
               10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
  10.14* Form of Incentive Stock Option Agreement, with Stock Appreciation Right, under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
  10.15* Occidental Petroleum Corporation Deferred Compensation Plan, Amended and Restated Effective as of January 1, 1999 (filed as
               Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2001, File No. 1-9210).
  10.16* Occidental Petroleum Corporation Senior Executive Deferred Compensation Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit
               10.24 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
  10.17* Occidental Petroleum Corporation Senior Executive Supplemental Life Insurance Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit
               10.25 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).

--------------------
*Incorporated herein by reference

  10.18* Occidental Petroleum Corporation Senior Executive Supplemental Retirement Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.26 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
  10.19* Amendment to Occidental Petroleum Corporation Senior Executive Supplemental Retirement Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1998, File No. 1-9210).
  10.20* Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.27 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
  10.21* Occidental Petroleum Corporation 1995 Incentive Stock Plan, as amended (filed as Exhibit 10.28 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).
  10.22* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               99.2 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
  10.23* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               99.3 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
  10.24* Form of Stock Appreciation Rights Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               99.4 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
  10.25* Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.5 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
  10.26* Form of Performance Stock Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.6 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
  10.27* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               10.2 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit
               10.1 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.39 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).
  10.28* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               10.3 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit
               10.2 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).
  10.29* Form of Incentive Stock Option Agreement (With Accelerated Performance Vesting) under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).
  10.30* Form of Nonqualified Stock Option Agreement (With Accelerated Performance Vesting) under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).
  10.31* Form of 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1997, File No. 1-9210).
  10.32* Form of Amendment to 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation (filed as Exhibit 10.43 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).
  10.33* Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (as amended April 28, 2000) (filed as
               Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2000, File No. 1-9210).
  10.34* Form of Restricted Stock Option Assignment under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 99.2 to the Registration Statement on Form S-8 of Occidental, File No. 333-02901).

--------------------
*Incorporated herein by reference

  10.35*       Occidental Petroleum Corporation 1988 Deferred Compensation Plan
               (as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of
               Occidental for the fiscal quarter ended September 30, 1996, File
               No. 1-9210).
  10.36*       Occidental Petroleum Corporation Supplemental Retirement Plan,
               Amended and Restated Effective as of January 1, 1999, reflecting amendments effective through March 1, 2001] (filed as Exhibit
               10.3 to the Quarterly Report on Form 10-Q of Occidental for the
               quarterly period ended March 31, 2001, File No. 1-9210).
  10.37*       Occidental Petroleum Corporation 2001 Incentive Compensation
               Plan, as amended (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March
               31, 2001, File No. 1-9210).
  10.38*       Form of Incentive Stock Option Agreement under Occidental
               Petroleum Corporation 2001 Incentive Compensation Plan (filed as
               Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental
               for the quarterly period ended September 30, 2001, File No.
               1-9210).
  10.39*       Form of Nonqualified Stock Option Agreement under Occidental
               Petroleum Corporation 2001 Incentive Compensation Plan (filed as
               Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental
               for the quarterly period ended September 30, 2001, File No.
               1-9210).
  10.40        Form of Restricted Common Share Agreement under Occidental
               Petroleum Corporation 2001 Incentive Compensation Plan
  10.41        Form of Performance Based Stock Agreement under Occidental
               Petroleum Corporation 2001 Incentive Compensation Plan
  10.42*       Occidental Petroleum Corporation Executive Incentive Compensation
               Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2001, File
               No. 1-9210)
  10.43*       Master Transaction Agreement, dated May 15, 1998, by and among
               Equistar Chemicals, LP, Occidental, Lyondell Petrochemical
               Company and Millennium Chemicals Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated May 15, 1998
               (date of earliest event reported), filed May 29, 1998, File No.
               1-9210).
  10.44*       Amended and Restated Limited Partnership Agreement of Equistar
               Chemicals, LP, dated May 15, 1998, by and among the partners named therein (filed as Exhibit 10.2 to the Current Report on
               Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No. 1-9210).
  10.45*       Agreement and Plan of Merger and Asset Contribution, dated as of
               May 15, 1998, by and among Equistar Chemicals, LP, Occidental
               Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc.,
               Oxy Petrochemicals Inc. and PDG Chemical Inc. (filed as Exhibit
               10.3 to the Current Report on Form 8-K of Occidental dated May
               15, 1998 (date of earliest event reported), filed May 29, 1998,
               File No. 1-9210).
  10.46*       Amended and Restated Parent Agreement, dated as of May 15, 1998, among Occidental Chemical Corporation, Oxy CH Corporation,
               Occidental, Lyondell Petrochemical Company, Millennium Chemicals
               Inc. and Equistar Chemicals, LP (filed as Exhibit 10.4 to the
               Current Report on Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No.
               1-9210).
  10.47*       Purchase and Sale Agreement dated March 7, 2000, by and among
               Amoco D. T. Company, Amoco X. T. Company, Amoco Y. T. Company,
               SWEPI LP, Shell Land & Energy Company, Shell Onshore Ventures
               Inc., Shell K2 Inc., and Shell Everest, Inc., as Sellers, and
               Occidental Petroleum Corporation, as Buyer (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated March 7,
               2000 (date of earliest event reported), filed March 15, 2000,
               File No. 1-9210).
  12           Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31,
               2001.
  21           List of subsidiaries of Occidental at December 31, 2001.
  23           Consent of Independent Public Accountants.

--------------------
*Incorporated herein by reference

(b) REPORTS ON FORM 8-K
During the fourth quarter of 2001, Occidental filed the following Current Reports on Form 8-K:

     1. Current Report on Form 8-K dated October 16, 2001 (date of earliest event reported), filed on October 16, 2001, for the purpose of reporting, under
Item 9, a presentation by Dr. Ray R. Irani, Chief Executive Officer, and Stephen
I. Chazen, Chief Financial Officer and Executive Vice President - Corporate Development.

     2. Current Report on Form 8-K dated October 17, 2001 (date of earliest event reported), filed on October 17, 2001, for the purpose of reporting, under
Item 5, Occidental's results of operations for the third quarter ended September 30, 2000, and under Item 9, speeches and supplemental investor information relating to Occidental's third quarter 2000 earnings announcement.

     3. Current Report on Form 8-K dated November 29, 2001 (date of earliest event reported), filed on December 3, 2001, for the purpose of reporting, under
Item 5, the filing of exhibits with respect to the sale of $300 million aggregate principal amount of 5.875% Senior Notes due January 15, 2007, and $500 million aggregate principal amount of 6.750% Senior Notes due January 15, 2012, and under Item 7, certain exhibits related to the sale.

During the first quarter of 2002 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

     1. Current Report on Form 8-K dated January 8, 2002 (date of earliest event reported), filed on January 8, 2002, for the purpose of reporting, under Item 9, a presentation by Dr. Ray R. Irani, Chief Executive Officer.

     2. Current Report on Form 8-K dated January 31, 2002 (date of earliest event reported), filed on February 4, 2002, for the purpose of reporting, under
Item 5, an agreement in principle to sell Occidental's partnership interest in Equistar Chemicals, LP, and Occidental's results of operations for the fourth quarter and fiscal year ended December 31, 2001, and under Item 9, speeches and supplemental investor information relating to Occidental's fourth quarter 2001 earnings announcement.

     3. Current Report on Form 8-K dated March 6, 2002 (date of earliest event reported), filed on March 7, 2002, for the purpose of reporting, under item 5, the commencement of Occidental's program offering from time to time up to $1,000,000,000 aggregate initial offering price of its Medium-Term Senior Notes, Series C, and its Medium-Term Subordinated Notes, Series A, and under Item 7, the filing of certain exhibits related to such program.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OCCIDENTAL PETROLEUM CORPORATION


March 13, 2002                         By:          /s/ RAY R. IRANI
                                          --------------------------------------
                                                        Ray R. Irani
                                          Chairman of the Board of Directors and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                           TITLE                     DATE
           ---------                           -----                     ----
      /s/ RAY R. IRANI                Chairman of the Board of      March 13, 2002
-------------------------------         Directors and Chief
          Ray R. Irani                   Executive Officer

   /s/ STEPHEN I. CHAZEN             Executive Vice President -     March 13, 2002
-------------------------------        Corporate Development
       Stephen I. Chazen            and Chief Financial Officer

/s/ SAMUEL P. DOMINICK, JR.              Vice President and         March 13, 2002
-------------------------------          Controller (Chief
    Samuel P. Dominick, Jr.             Accounting Officer)

    /s/ RONALD W. BURKLE                      Director              March 13, 2002
-------------------------------
        Ronald W. Burkle

    /s/ JOHN S. CHALSTY                       Director              March 13, 2002
-------------------------------
        John S. Chalsty

  /s/ EDWARD P. DJEREJIAN                     Director              March 13, 2002
-------------------------------
      Edward P. Djerejian

     /s/ JOHN E. FEICK                        Director              March 13, 2002
-------------------------------
         John E. Feick

     /s/ J. ROGER HIRL                        Director              March 13, 2002
-------------------------------
         J. Roger Hirl

    /s/ DALE R. LAURANCE                      Director              March 13, 2002
-------------------------------
        Dale R. Laurance

           SIGNATURE                           TITLE                     DATE
           ---------                           -----                     ----
    /s/ IRVIN W. MALONEY                      Director              March 13, 2002
-------------------------------
        Irvin W. Maloney

    /s/ RODOLFO SEGOVIA                       Director              March 13, 2002
-------------------------------
        Rodolfo Segovia

    /s/ AZIZ D. SYRIANI                       Director              March 13, 2002
-------------------------------
        Aziz D. Syriani

    /s/ ROSEMARY TOMICH                       Director              March 13, 2002
-------------------------------
        Rosemary Tomich

                                INDEX TO EXHIBITS


Exhibit
 Number                                 Description
-------                                 -----------

 10.1 Employment Agreement, dated as of December 13, 2001, between Occidental and J. Roger Hirl

 10.40 Form of Restricted Common Share Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan

 10.41 Form of Performance Based Stock Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan

 12 Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31, 2001

 21        List of subsidiaries of Occidental at December 31, 2001

 23        Consent of Independent Public Accountants