Form 10-Q
period 2002-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2002-05-13
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                               Yes [X]       No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at March 31, 2002
---------------------------------            -----------------------------------
   Common stock $.20 par value                        374,942,119 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS


                                                                                        PAGE

PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets--
                         March 31, 2002 and December 31, 2001                             2

                    Consolidated Condensed Statements of Income--
                         Three months ended March 31, 2002 and 2001                       4

                    Consolidated Condensed Statements of Cash Flows--
                         Three months ended March 31, 2002 and 2001                       5

                    Notes to Consolidated Condensed Financial Statements                  6

          Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                             10

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk           16


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                                    17

          Item 6.   Exhibits and Reports on Form 8-K                                     17

                          PART I FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                              (Amounts in millions)

                                                                                       2002            2001
===========================================================================       =========       =========
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                    $      95       $     199

     Receivables, net                                                                   941             687

     Inventories                                                                        421             444

     Prepaid expenses and other                                                         151             153
                                                                                  ---------       ---------

         Total current assets                                                         1,608           1,483


LONG-TERM RECEIVABLES, net                                                            2,207           2,186


EQUITY INVESTMENTS                                                                      822             993


PROPERTY, PLANT AND EQUIPMENT, at cost, net of
     accumulated depreciation, depletion and amortization of $6,030
     at March 31, 2002 and $5,705 at December 31, 2001                               12,853          12,858


OTHER ASSETS                                                                            224             330


                                                                                  ---------       ---------
                                                                                  $  17,714       $  17,850
===========================================================================       =========       =========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                              (Amounts in millions)

                                                                                       2002            2001
===========================================================================       =========       =========

LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Notes payable                                                                $      --       $      54
     Accounts payable                                                                   736             720
     Accrued liabilities                                                              1,046           1,089
     Domestic and foreign income taxes                                                   55              27
                                                                                  ---------       ---------

         Total current liabilities                                                    1,837           1,890
                                                                                  ---------       ---------

LONG-TERM DEBT, net of unamortized discount                                           4,051           4,065
                                                                                  ---------       ---------

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred and other domestic and foreign income taxes                             1,125           1,103
     Obligation under natural gas delivery commitment                                   110             145
     Other                                                                            2,327           2,326
                                                                                  ---------       ---------

                                                                                      3,562           3,574
                                                                                  ---------       ---------


MINORITY INTEREST                                                                     2,224           2,224
                                                                                  ---------       ---------


OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF A SUBSIDIARY
     TRUST HOLDING SOLELY SUBORDINATED NOTES OF
     OCCIDENTAL                                                                         461             463
                                                                                  ---------       ---------

STOCKHOLDERS' EQUITY
     Common stock, at par value                                                          75              75
     Additional paid-in capital                                                       3,873           3,857
     Retained earnings                                                                1,719           1,788
     Accumulated other comprehensive income                                             (88)            (86)
                                                                                  ---------       ---------
                                                                                      5,579           5,634
                                                                                  ---------       ---------
                                                                                  $  17,714       $  17,850
===========================================================================       =========       =========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                 (Amounts in millions, except per-share amounts)

                                                                                         Three Months Ended
                                                                                                   March 31
                                                                                  -------------------------
                                                                                       2002            2001
===========================================================================       =========       =========
REVENUES
     Net sales                                                                    $   2,525       $   4,475
     Interest, dividends and other income                                                25              81
     Gains on disposition of assets, net                                                 --               3
     Loss from equity investments                                                       (35)            (35)
                                                                                  ---------       ---------
                                                                                      2,515           4,524
                                                                                  ---------       ---------
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                                                    1,990           3,289
     Selling, general and administrative and other operating expenses                   154             198
     Exploration expense                                                                 27              21
     Environmental remediation                                                           --              49
     Minority interest                                                                   25              32
     Interest and debt expense, net                                                      74             116
                                                                                  ---------       ---------
                                                                                      2,270           3,705
                                                                                  ---------       ---------
Income before taxes                                                                     245             819
Provision for domestic and foreign income and other taxes                               125             308
                                                                                  ---------       ---------
Income before extraordinary item and effect of changes in accounting
     principles                                                                         120             511
Extraordinary loss, net of tax                                                           --              (3)
Cumulative effect of changes in accounting principles, net of tax                       (95)            (24)
                                                                                  ---------       ---------
NET INCOME AND EARNINGS APPLICABLE TO COMMON STOCK                                $      25       $     484
                                                                                  =========       =========

BASIC EARNINGS PER COMMON SHARE
     Income before extraordinary items and effect of changes in accounting
     principles                                                                   $     .32       $    1.38
     Extraordinary loss, net of tax                                                      --            (.01)
     Cumulative effect of changes in accounting principles, net of tax                 (.25)           (.06)
                                                                                  ---------       ---------
Basic earnings per common share                                                   $     .07       $    1.31
                                                                                  =========       =========

DILUTED EARNINGS PER COMMON SHARE
     Income before extraordinary items and effect of changes in accounting
     principles                                                                   $     .32       $    1.37
     Extraordinary loss, net of tax                                                      --            (.01)
     Cumulative effect of changes in accounting principles, net of tax                 (.25)           (.06)
                                                                                  ---------       ---------
Diluted earnings per common share                                                 $     .07       $    1.30
                                                                                  =========       =========

DIVIDENDS PER COMMON SHARE                                                        $     .25       $     .25
                                                                                  =========       =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                            374.5           370.2

DILUTIVE SHARES                                                                       376.6           371.0
===========================================================================       =========       =========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                              (Amounts in millions)

                                                                                                     2002            2001
=========================================================================================       =========       =========
CASH FLOW FROM OPERATING ACTIVITIES
     Income before extraordinary items and effect of changes in accounting principles           $     120       $     511
     Adjustments to reconcile income to net cash provided by operating activities:
         Depreciation, depletion and amortization of assets                                           261             245
         Deferred income tax provision                                                                 28              40
         Other non-cash charges to income                                                              22              50
         Gains on disposition of assets, net                                                           --              (3)
         Loss from equity investments                                                                  35              35
         Exploration expense                                                                           27              21
     Changes in operating assets and liabilities                                                     (233)            (36)
     Other operating, net                                                                             (52)            (42)
                                                                                                ---------       ---------
         Net cash provided by operating activities                                                    208             821
                                                                                                ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                            (274)           (238)
     Purchase of businesses, net                                                                       (5)             --
     Equity investments and other investing, net                                                       79             (61)
                                                                                                ---------       ---------
         Net cash used by investing activities                                                       (200)           (299)
                                                                                                ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                                      --              33
     Repurchase of trust preferred securities                                                          (2)             (2)
     Purchases for natural gas delivery commitment                                                    (31)            (29)
     Payments on long-term debt, non-recourse debt and capital lease liabilities                       (3)           (238)
     Proceeds from issuance of common stock                                                             6               6
     Payments of notes payable, net                                                                    --              (2)
     Cash dividends paid                                                                              (94)            (92)
     Other financing, net                                                                              12               4
                                                                                                ---------       ---------
         Net cash used by financing activities                                                       (112)           (320)
                                                                                                ---------       ---------

(Decrease) increase in cash and cash equivalents                                                     (104)            202

Cash and cash equivalents--beginning of period                                                        199              97
                                                                                                ---------       ---------
Cash and cash equivalents--end of period                                                        $      95       $     299
=========================================================================================       =========       =========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2002

1.   General

     The accompanying unaudited consolidated condensed financial statements have been prepared by Occidental Petroleum Corporation (Occidental) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental's Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K).

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of March 31, 2002, and the consolidated statements of income and cash flows for the three months then ended. The income and cash flows for the period ended March 31, 2002, are not necessarily indicative of the income or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 2002 presentation.

     Reference is made to Note 1 to the consolidated financial statements in the 2001 Form 10-K for a summary of significant accounting policies including critical accounting policies.


2.   Accounting Changes

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Occidental adopted this statement in the first quarter of 2002 and it did not have a significant impact on the financial statements.

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting and reporting requirements for acquired goodwill and intangible assets. The provisions of this statement must be applied starting with fiscal years beginning after December 15, 2001. At December 31, 2001, the balance sheet included approximately $108 million of goodwill and intangible assets with annual amortization expense of approximately $6 million recorded in the income statement. Occidental implemented SFAS No. 142 in the first quarter of 2002. The adoption of this accounting standard resulted in a cumulative effect of changes in accounting principles after-tax reduction in net income of approximately $95 million due to the impairment of the goodwill. Occidental now has no goodwill remaining on its books.

3.   Comprehensive Income

     The following table presents Occidental's comprehensive income items (in millions):

     Three Months Ended March 31,                                    2002            2001
     ====================================================       =========       =========
     Net income                                                 $      25       $     484
     Other comprehensive income items
           Foreign currency translation adjustments                    --              (8)
           Derivative mark-to-market adjustments                       (2)            (27)
           Unrealized gain on securities                               --               2
                                                                ---------       ---------
     Other comprehensive income, net of tax                            (2)            (33)
                                                                ---------       ---------
     Comprehensive income                                       $      23       $     451
                                                                =========       =========


4.   Supplemental Cash Flow Information

     During the three months ended March 31, 2002 and 2001, net cash payments (refunds) for federal, foreign and state income taxes were approximately $3 million and $(25) million, respectively. Interest paid (net of interest capitalized) totaled approximately $68 million and $125 million for the three months ended March 31, 2002 and 2001, respectively.


5.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

                Balance at                        March 31, 2002        December 31, 2001
                =========================       =================       =================
                Raw materials                       $      51               $      62
                Materials and supplies                    126                     123
                Work in process                             2                       2
                Finished goods                            244                     268
                                                    ---------               ---------
                                                          423                     455
                LIFO adjustment                            (2)                    (11)
                                                    ---------               ---------
                Total                               $     421               $     444
                                                    =========               =========


6.   Derivative Activities

     Occidental's market-risk exposures relate primarily to commodity prices, and, to a lesser extent, interest rates and foreign currency exchange rates. Occidental's results are sensitive mainly to fluctuations in crude oil and natural gas prices. Occidental may periodically use different types of derivative instruments to achieve the best prices for oil and gas, to reduce its exposure to price volatility and thus mitigate fluctuations in commodity-related cash flows. Usually, Occidental remains unhedged to long-term oil and gas prices. Overall, Occidental's use of derivatives in hedging activity remains at a relatively low level. Changes in a derivative instrument's fair value must be recognized in earnings unless specific hedge accounting criteria are met. Changes in the fair value of derivative instruments that meet specific cash-flow hedge accounting criteria are reported in other comprehensive income (OCI). The gains and losses on cash-flow hedge transactions that are reported in OCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. Gains and losses from derivatives that qualify for fair-value hedge accounting are recorded in earnings along with the change in fair value of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.

     For the three months ended March 31, 2002 and 2001, the results of operations included a net gain of $9 million and $13 million, respectively, related to derivative mark-to-market adjustments. Net interest expense was reduced by $10.6 million for the three months ended March 31, 2002, to reflect net gains from fair-value hedges. During the three months ended March 31, 2002 and 2001, losses of $48 thousand and $6 million, respectively, were reclassified from OCI to income resulting from the expiration of cash-flow hedges. Net unrealized losses of $2 million and $6 million related to changes in current cash-flow hedges were recorded to OCI during the three months ended March 31, 2002 and 2001, respectively. During the next twelve months, Occidental expects that $1 million of net derivative losses included in OCI, based on their valuation at March 31, 2002, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three months ended March 31, 2002 and 2001.


7.   Lawsuits, Claims, Commitments, Contingencies and Related Matters

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


8.   Income Taxes

     The provision for taxes based on income for the 2002 and 2001 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income. The provision for taxes for the three months ended March 31, 2001, includes an after-tax benefit of $45 million (pre-federal tax benefit of $70 million) related to settlement of a state tax issue.


9.   Investments

     Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At March 31, 2002, Occidental's equity investments consisted of a 29.5 percent interest in Equistar and various partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

          Three Months Ended March 31                                2002            2001
          ===================================                   =========       =========
          Revenues                                              $     432       $     662
          Costs and expenses                                          467             697
                                                                ---------       ---------
          Net loss from continuing operations                   $     (35)      $     (35)
                                                                =========       =========

     In January 2002, Occidental and Lyondell Chemical Company (Lyondell) agreed, in principle, for Occidental to sell its share of Equistar to Lyondell and to purchase an equity interest of approximately 21 percent in Lyondell. These transactions are subject to the execution of definitive documents and corporate and regulatory approvals. In connection with the agreement in principle, Occidental wrote down its investment in the Equistar partnership by $240 million, after tax, in December 2001. The transactions are expected to close in the third quarter of 2002.

     In January 2002, Equistar recorded a $1.1 billion cumulative effect of a change in accounting principles to reflect the impairment of its entire balance of goodwill. This write-down did not affect Occidental's investment in Equistar as there is no significant difference between Occidental's basis in the Equistar investment and the underlying equity in net assets of Equistar subsequent to the write-down.


10.  Industry Segments

     The following table presents Occidental's interim industry segment disclosures (in millions):

                                                      Oil and Gas         Chemical         Corporate              Total
===============================================       ===========       ===========       ===========          ===========
Quarter ended March 31, 2002
     Net sales                                        $     1,937       $       588       $        --          $     2,525
                                                      ===========       ===========       ===========          ===========
     Pretax operating profit (loss)                   $       390       $       (33)(c)   $      (112)(a)      $       245
     Income taxes                                             (84)               (2)              (39)(b)             (125)
     Cumulative effect of changes in accounting
          principles, net                                      --                --               (95)                 (95)
                                                      -----------       -----------       -----------          -----------
     Net income (loss)                                $       306       $       (35)      $      (246)         $        25
===============================================       ===========       ===========       ===========          ===========
Quarter ended March 31, 2001
     Net sales                                        $     3,612       $       863       $        --          $     4,475
                                                      ===========       ===========       ===========          ===========
     Pretax operating profit (loss)                   $     1,082       $       (77)(d)   $      (186)(a),(e)  $       819
     Income taxes                                            (136)               (2)             (170)(b),(f)         (308)
     Extraordinary loss, net                                   --                --                (3)                  (3)
     Cumulative effect of changes in accounting
          principles, net                                      --                --               (24)                 (24)
                                                      -----------       -----------       -----------          -----------
     Net income (loss)                                $       946       $       (79)      $      (383)         $       484
===============================================       ===========       ===========       ===========          ===========

(a) Includes unallocated net interest expense, administration expense and other items.
(b)  Includes unallocated income taxes.
(c)  Includes a pre-tax charge of $14 million related to severance costs.
(d) Includes a pre-tax charge of $26 million related to severance and plant shut-down costs.
(e) Includes a pre-tax charge of $49 million related to environmental remediation costs and an insurance dividend of $6 million.
(f) Includes an after-tax benefit of $45 million (pre-federal tax benefit of $70 million) related to settlement of a state tax issue.

11.  Subsequent Event

     On May 8, 2002, Occidental announced that it had been selected by the United Arab Emirates' (UAE) Offsets Group as the successful bidder for a
     24.5 percent interest in the Dolphin Project and Dolphin Energy Limited
     (DEL), a partnership that includes the Offsets Group (51 percent interest) and TotalFinaElf (24.5 percent interest). Occidental and the Offsets Group expect to complete a definitive agreement by June 1. The DEL partners will collaborate on the $3.5 billion Dolphin Project which consists of two parts: (1) a development and production sharing agreement with Qatar to develop and produce natural gas and condensate in Qatar's North Field and
     (2) the rights for DEL to build, own and operate a 260-mile-long, 48-inch export pipeline to transport 2 billion cubic feet per day of dry natural gas from Qatar to markets in the UAE for a period of 25 years. The project is expected to add incremental production of about 125 million cubic feet of gas and 9,000 barrels of liquids, net to Oxy, which is approximately 30,000 barrels of oil equivalent (BOE) per day. The project also is expected to add approximately 900 billion cubic feet of gas, which is equivalent to 150 million BOE, to Occidental's proved reserves. Construction on the upstream production and processing facilities and the pipeline is expected to begin in 2003. Production is scheduled to begin in late 2005. The partners anticipate securing project financing.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Occidental Petroleum Corporation (Occidental) reported net income for the first quarter of 2002 of $25 million, on net sales of $2.5 billion, compared with net income of $484 million, on net sales of $4.5 billion, for the same period of 2001. Basic earnings per common share were $0.07 for the first quarter of 2002, compared with earnings per share of $1.31 for the same period of 2001.

Earnings before special items were $129 million for the first quarter of 2002, compared with earnings before special items of $510 million for the first quarter of 2001. See the Special Item table below for a description of special items. The decrease of $381 million in earnings before special items for the three months ended March 31, 2002, compared with the same period in 2001, reflected lower worldwide crude oil, natural gas and chemical prices and higher Equistar petrochemical joint venture losses, partially offset by higher crude oil volumes and lower energy and feedstock costs.

The decrease of $2.0 billion in net sales in the first quarter of 2002, compared with the same period in 2001, primarily reflected lower worldwide crude oil, natural gas and chemical prices and lower oil and gas trading revenues partially offset by higher crude oil volumes. The lower oil and gas trading revenues mainly resulted from lower oil and gas prices partially offset by higher gas volumes. Interest, dividends and other income for the three months ended March 31, 2002 included interest income on notes receivable from affiliates of the Altura partners of $14 million compared to $33 million for the same period in 2001.

The decrease of $1.3 billion in cost of sales for the three months ended March 31, 2002, compared with the same period in 2001, primarily reflected lower oil and gas trading activity as discussed above and lower energy and feedstock costs. The decrease of $44 million in selling, general and administrative and other operating costs for the three months ended March 31, 2002, compared to the same period in 2001, primarily reflected smaller 2002 severance charges, compared with 2001 severance and plant shut-down costs, for the chemical segment and lower oil and gas production taxes. The decrease of $42 million in interest and debt expense, net for the three months ended March 31, 2002, compared to the same period in 2001, primarily reflected lower outstanding debt and lower interest rates. The provision for income taxes for the three months ended March 31, 2001 included a $45 million after-tax benefit ($70 million pre-federal tax benefit) for the settlement of a state tax issue.

SEGMENT OPERATIONS

The following table sets forth the sales and earnings of each industry segment and corporate items (in millions):

                                                                                       Three Months Ended
                                                                                                 March 31
                                                                                -------------------------
                                                                                     2002            2001
=========================================================================       =========       =========
 SEGMENT NET SALES
 Oil and gas                                                                    $   1,937       $   3,612
 Chemical                                                                             588             863
                                                                                ---------       ---------
NET SALES                                                                       $   2,525       $   4,475
                                                                                =========       =========
SEGMENT EARNINGS (LOSS)
 Oil and gas                                                                    $     306       $     946
 Chemical                                                                             (35)            (79)
                                                                                ---------       ---------
                                                                                      271             867
UNALLOCATED CORPORATE ITEMS
Interest expense, net                                                                 (56)            (76)
Income taxes                                                                          (43)           (175)
Trust preferred distributions and other                                               (11)            (16)
Other                                                                                 (41)            (89)
                                                                                ---------       ---------
INCOME BEFORE EXTRAORDINARY ITEMS AND EFFECT OF CHANGES IN ACCOUNTING
     PRINCIPLES                                                                       120             511
Extraordinary loss, net                                                                --              (3)
Cumulative effect of changes in accounting principles, net                            (95)            (24)
                                                                                ---------       ---------
NET INCOME                                                                      $      25       $     484
=========================================================================       =========       =========


SPECIAL ITEMS

The following table sets forth the special items for each operating segment, if applicable, and corporate:

                                                                               Three Months Ended
                                                                                         March 31
Benefit (Charge)                                                        -------------------------
(in millions)                                                                2002            2001
=================================================================       =========       =========
CHEMICAL
     Severance, plant shutdown and plant writedown costs                $     (14)      $     (26)
-----------------------------------------------------------------       ---------       ---------

CORPORATE
     Settlement of state tax issue                                      $      --       $      70
     Environmental remediation                                                 --             (49)
     Insurance dividend                                                        --               6
     Changes in accounting principles, net *                                  (95)            (24)
     Extraordinary loss on debt redemption, net *                              --              (3)
     Tax effect of pre-tax adjustments                                          5              --
=================================================================       =========       =========

*    These amounts are shown after-tax.

OIL AND GAS SEGMENT

                                                                               Three Months Ended
                                                                                         March 31
                                                                        -------------------------
Summary of Operating Statistics                                              2002            2001
=================================================================       =========       =========
NET PRODUCTION PER DAY:
     CRUDE OIL AND NATURAL GAS LIQUIDS (MBL)
       United States                                                          233             207
       Latin America                                                           44              34
       Eastern Hemisphere                                                     141             123

     NATURAL GAS (MMCF)
       United States                                                          591             632
       Eastern Hemisphere                                                      50              49

BARRELS OF OIL EQUIVALENT - THOUSANDS (MBOE)                                  525             478
-----------------------------------------------------------------       ---------       ---------

AVERAGE SALES PRICE:
     CRUDE OIL ($/BBL)
       United States                                                    $   18.83       $   24.32
       Latin America                                                    $   18.22       $   22.69
       Eastern Hemisphere                                               $   18.47       $   22.04

     NATURAL GAS ($/MCF)
       United States                                                    $    2.38       $   10.01
       Eastern Hemisphere                                               $    2.51       $    2.20
=================================================================       =========       =========


Oil and gas earnings for the first quarter of 2002 were $306 million, compared with $946 million for the same period of 2001. The decrease of $640 million in earnings for the first quarter of 2002, compared to the first quarter of 2001, reflected the impact of lower prices for worldwide crude oil and natural gas, partially offset by higher crude oil volumes.

The decrease of $1.7 billion in net sales in the first quarter of 2002, compared with the same period in 2001, primarily reflected lower worldwide crude oil and natural gas prices and lower oil and gas trading revenues partially offset by higher crude oil volumes. The lower oil and gas trading revenues mainly resulted from lower oil and gas prices partially offset by higher gas volumes. Approximately 52 percent and 55 percent of oil and gas net sales were attributable to oil and gas trading activities in the first quarter of 2002 and 2001, respectively. The results of oil and gas trading activity were profitable but were not significant in either period.

Occidental's sensitivity to changes in oil and gas prices is similar to prior quarters. The average West Texas Intermediate price in the first quarter was $21.64 per barrel and Occidental's average price realization for natural gas was $2.38 per thousand cubic feet. A swing of 25-cents per million BTU's in New York Mercantile Exchange gas prices impacts quarterly oil and gas segment earnings by $13.5 million while a $1.00 per barrel change in oil prices has a quarterly impact of $28 million. Occidental expects second quarter 2002 production to be approximately 495,000 barrels of oil equivalent (BOE) per day.

CHEMICAL SEGMENT

                                                                               Three Months Ended
                                                                                         March 31
                                                                        -------------------------
Summary of Operating Statistics                                              2002            2001
=================================================================       =========       =========
MAJOR PRODUCT VOLUMES (M TONS)
     Chlorine                                                                 701             705
     Caustic                                                                  574             669
     Ethylene Dichloride                                                      152             222
     PVC Resins                                                             1,042           1,063

MAJOR PRODUCT PRICE INDEX (BASE 1987-1990  = 1.0)
     Chlorine                                                                0.50            0.92
     Caustic                                                                 0.95            1.31
     Ethylene Dichloride                                                     0.61            0.81
     PVC Resins                                                              0.54            0.72
=================================================================       =========       =========


Chemical results for the first quarter of 2002 were a loss of $35 million, compared with a loss of $79 million for the same period of 2001. The chemical segment had a loss before special items of $21 million for the first quarter of 2002 compared with a loss before special items of $53 million for the first quarter of 2001. See Special Items table for a description of special items. The improvement of $32 million in the results before special items reflected lower energy and feedstock costs, partially offset by lower caustic soda, chlorine and polyvinyl chloride (PVC) prices and higher Equistar petrochemical joint venture losses.

The decrease of $275 million in net sales in the first quarter of 2002, compared with the same period in 2001, primarily reflected lower chlorine, caustic soda and PVC prices.

Occidental's core chemical operations had earnings before special items of $15 million for the first quarter of 2002, but these results were more than offset by a loss of $36 million from the Equistar petrochemical joint venture.

Occidental expects the chlorovinyls and chloralkali businesses to recover gradually in 2002, led by PVC. PVC demand and price increases are being driven by improved economic conditions and re-stocking of inventories that has also led to a surge in demand for the key intermediates: ethylene dichloride (EDC) and vinyl chloride monomer (VCM). Margins for PVC, EDC and VCM have increased and are expected to continue to improve. Due to seasonal factors, the first quarter is generally the weakest quarter in the chemical industry and is typically followed by a stronger second quarter due to a seasonal upturn in demand. Since the Lyondell-Equistar transactions are expected to close in the third quarter of 2002, the depressed state of the petrochemicals business will continue to negatively affect Occidental's results during the second quarter. See "Acquisitions, Dispositions and Other Transactions" section below for a discussion of these transactions.

CORPORATE AND OTHER

Segment earnings include credits in lieu of U.S. federal income taxes. In the first quarters of both 2002 and 2001, segment earnings benefited by $5 million from credits allocated: $1 million to oil and gas and $4 million to chemical.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $208 million for the first quarter of 2002, compared with $821 million for the same period of 2001. The decrease of $613 million in the 2002 amount is primarily attributed to lower earnings before special items and increased working capital usage compared with the first quarter of the prior year.

Occidental's net cash used by investing activities was $200 million for the first quarter of 2002, compared with $299 million for the same period of 2001. The 2002 amount includes the receipt of partial repayments of amounts that were advanced to equity affiliates in 2001. Capital expenditures for the first quarter of 2002 were $274 million, including $15 million in chemical. Capital expenditures for the first quarter of 2001 were $238 million, including $18 million in chemical.

Occidental's net cash used by financing activities was $112 million in the first quarter of 2002, compared with $320 million for the same period of 2001. The 2001 amount includes debt payments of approximately $238 million.

On May 8, 2002, Occidental announced that it had been selected by the United Arab Emirates' (UAE) Offsets Group as the successful bidder for a 24.5 percent interest in the Dolphin Project and Dolphin Energy Limited (DEL), a partnership that includes the Offsets Group (51 percent interest) and TotalFinaElf (24.5 percent interest). Occidental and the Offsets Group expect to complete a definitive agreement by June 1. The DEL partners will collaborate on the $3.5 billion Dolphin Project which consists of two parts: (1) a development and production sharing agreement with Qatar to develop and produce natural gas and condensate in Qatar's North Field and (2) the rights for DEL to build, own and operate a 260-mile-long, 48-inch export pipeline to transport 2 billion cubic feet per day of dry natural gas from Qatar to markets in the UAE for a period of 25 years. The project is expected to add incremental production of about 125 million cubic feet of gas and 9,000 barrels of liquids, net to Oxy, which is approximately 30,000 BOE per day. The project also is expected to add approximately 900 billion cubic feet of gas, which is equivalent to 150 million BOE, to Occidental's proved reserves. Construction on the upstream production and processing facilities and the pipeline is expected to begin in 2003. Production is scheduled to begin in late 2005. The partners anticipate securing project financing.

Available but unused lines of committed bank credit totaled approximately $2.0 billion at March 31, 2002 and approximately $2.1 billion at December 31, 2001. Occidental currently expects to spend $1.1 billion on its capital spending program in 2002, exclusive of capital required for the Dolphin projects described above. Occidental expects to have sufficient cash in 2002 from operations, and from proceeds from existing credit facilities, as necessary, to fund its operating needs, capital expenditure requirements (including the Dolphin projects described above), dividend payments and mandatory debt repayments.

ACQUISITIONS, DISPOSITIONS AND OTHER TRANSACTIONS

In January 2002, Occidental and Lyondell Chemical Company (Lyondell) agreed, in principle, for Occidental to sell its share of Equistar to Lyondell and to purchase an equity interest of approximately 21 percent in Lyondell. These transactions are subject to the execution of definitive documents and corporate and regulatory approvals. In connection with the agreement in principle, Occidental wrote down its investment in the Equistar partnership by $240 million, after tax, in December 2001. The transactions are expected to close in the third quarter of 2002.

DERIVATIVE ACTIVITIES

Occidental's market-risk exposures relate primarily to commodity prices, and, to a lesser extent, interest rates and foreign currency exchange rates. Occidental's results are sensitive mainly to fluctuations in crude oil and natural gas prices. Occidental may periodically use different types of derivative instruments to achieve the best prices for oil and gas, to reduce its exposure to price volatility and thus mitigate fluctuations in commodity-related cash flows. Usually, Occidental remains unhedged to long-term oil and gas prices. Overall, Occidental's use of derivatives in hedging activity remains at a relatively low level. Changes in a derivative instrument's fair value must be recognized in earnings unless specific hedge accounting criteria are met. Changes in the fair value of derivative instruments that meet specific cash-flow hedge accounting criteria are reported in other comprehensive income (OCI). The gains and losses on cash-flow hedge transactions that are reported in OCI are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. Gains and losses from derivatives that qualify for fair-value hedge accounting are recorded in earnings along with the change in fair value of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.

For the three months ended March 31, 2002 and 2001, the results of operations included a net gain of $9 million and $13 million, respectively, related to derivative mark-to-market adjustments. Net interest expense was reduced by $10.6 million for the three months ended March 31, 2002, to reflect net gains from fair-value hedges. During the three months ended March 31, 2002 and 2001, losses of $48 thousand and $6 million, respectively, were reclassified from OCI to income resulting from the expiration of cash-flow hedges. Net unrealized losses of $2 million and $6 million related to changes in current cash-flow hedges were recorded to OCI during the three months ended March 31, 2002 and 2001, respectively. During the next twelve months, Occidental expects that $1 million of net derivative losses included in OCI, based on their valuation at March 31, 2002, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three months ended March 31, 2002 and 2001.

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

The laws that require or address environmental remediation may apply retroactively to previous waste disposal practices. Also, in many cases, the laws apply regardless of fault, legality of the original activities or ownership or control of sites. Occidental is currently participating in environmental assessments and cleanups under these laws at federal CERCLA sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites. Also, Occidental and certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites including, in some instances, having been named as defendants and/or as PRPs under the federal CERCLA law. These proceedings seek funding and/or remediation and, in some cases, compensation for alleged personal injury or property damage, punitive damages and civil penalties, aggregating substantial amounts.

Occidental does not consider the number of CERCLA and similar state sites, at which it has been notified that it has been identified as being involved, to be a relevant measure of exposure. Although the liability of a potentially responsible party (PRP) may be joint and several, Occidental is usually one of many companies cited as a PRP at these sites and has, to date, been successful in sharing cleanup costs with other financially sound companies. Also, many of these sites are still under investigation by the Environmental Protection Agency
(EPA) or the equivalent state agencies. Prior to actual cleanup, the parties involved assess site conditions and responsibility and determine the appropriate remedy. The majority of remediation costs are incurred after the parties obtain EPA or other equivalent state agency approval to proceed. The ultimate future cost of remediation of certain of the sites for which Occidental has been notified that it has been identified as being involved cannot reasonably be determined at this time.

As of March 31, 2002, Occidental had been notified by the EPA or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 126 CERCLA or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 126 sites include 34 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability. Of the remaining 92 sites, Occidental has denied involvement at 9 sites and has yet to determine involvement in 20 sites. With respect to the remaining 63 of these sites, Occidental is in various stages of evaluation, and the extent of liability retained by Maxus Energy Corporation is disputed at 2 of these sites.

For 54 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 54 sites include 11 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is insignificant. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 9 of the 63 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Consolidated Results of Operations - Corporate and Other."

ACCOUNTING CHANGES

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Occidental adopted this statement in the first quarter of 2002 and it did not have a significant impact on the financial statements.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting and reporting requirements for acquired goodwill and intangible assets. The provisions of this statement must be applied starting with fiscal years beginning after December 15, 2001. At December 31, 2001, the balance sheet included approximately $108 million of goodwill and intangible assets with annual amortization expense of approximately $6 million recorded in the income statement. Occidental implemented SFAS No. 142 in the first quarter of 2002. The adoption of this accounting standard resulted in a cumulative effect of changes in accounting principles after-tax reduction in net income of approximately $95 million due to the impairment of the goodwill. Occidental now has no goodwill remaining on its books.

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND FORWARD-LOOKING INFORMATION

Portions of this report contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; competitive pricing pressures; higher-than-expected costs including feedstocks; crude oil and natural gas prices; chemical prices; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental's production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental's products; any general economic recession or slowdown domestically or internationally; regulatory uncertainties; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency improvement project, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "will", "anticipate", "plan", "intend", "believe", "expect" or similar expressions that convey the uncertainty of future events or outcomes. Occidental undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended March 31, 2002, there were no material changes in the information required to be provided under Item 305 of Regulation S-X included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) - Derivative Activities" in Occidental's 2001 Annual Report on Form 10-K.

                            PART II OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

GENERAL

This item incorporates by reference the information regarding legal proceedings in Note 7 to the consolidated condensed financial statements in Part I of this Form 10-Q.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Occidental's 2002 Annual Meeting of Stockholders (the Annual Meeting) was held on May 3, 2002. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

     1. The ten nominees proposed by the Board of Directors were elected as directors by the following votes:

                    Name                           For                          Withheld
          ------------------------       ------------------------       ------------------------
          Ronald W. Burkle                      316,758,300                     2,988,695
          John S. Chalsty                       316,673,018                     3,073,977
          Edward P. Djerejian                   316,697,000                     3,049,995
          John E. Feick                         316,798,872                     2,948,123
          Dr. Ray R. Irani                      316,361,697                     3,385,298
          Dr. Dale R. Laurance                  316,704,684                     3,042,311
          Irvin W. Maloney                      316,540,662                     3,206,333
          Rodolfo Segovia                       316,777,282                     2,969,713
          Aziz D. Syriani                       316,712,093                     3,034,902
          Rosemary Tomich                       316,571,657                     3,175,338

     2. A Stockholder proposal requesting the board to adopt a stockholder vote policy on poison pills was approved. The proposal received 197,345,692 votes for, 73,881,838 votes against and 5,613,970 abstentions.

     3. A stockholder proposal to have Occidental prepare and distribute a report on greenhouse gas emissions was defeated. The proposal received 49,455,987 votes for, 212,098,495 votes against and 15,287,020 abstentions.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits

               10.1 Split Dollar Life Insurance Agreement, dated January 24,
                    2002, by and between Occidental and Donald P. de Brier.

               10.2 Amendment No. 1 to Occidental Petroleum Corporation Senior
                    Executive Survivor Benefit Plan, dated February 28, 2002.

               11 Statement regarding the computation of earnings per share for the three months ended March 31, 2002 and 2001.

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2002 and 2001 and the five years ended December 31, 2001.

          (b)  Reports on Form 8-K

               During the quarter ended March 31, 2002, Occidental filed the following Current Reports on Form 8-K:

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

               4. Current Report on Form 8-K dated March 22, 2002 (date of earliest event reported), filed on March 22, 2002, for the purpose of reporting, under Item 4, a change in Occidental's certifying public accountant, and under Item 7, the filing of certain exhibits related thereto.

               From March 31, 2002 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated April 10, 2002 (date of earliest event reported), filed on April 10, 2002, for the purpose of reporting, under Item 9, a presentation by Dr. Ray R. Irani, Chief Executive Officer, at the Howard Weil Energy Conference.

               2. Current Report on Form 8-K dated April 25, 2002 (date of earliest event reported), filed on April 25, 2002, for the purpose of reporting, under Item 5, Occidental's results of operations for the first quarter ended March 31, 2002, and under Item 9, speeches and supplemental investor information relating to Occidental's first quarter 2002 earnings announcement.

               3. Current Report on Form 8-K dated May 3, 2002 (date of earliest event reported), filed on May 3, 2002, for the purpose of reporting, under Item 9, a speech made by Dr. Ray
                    R. Irani, Chief Executive Officer, at Occidental's 2002 Annual Meeting of Stockholders.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OCCIDENTAL PETROLEUM CORPORATION



DATE: May 10, 2002            S. P. Dominick, Jr.
                              --------------------------------------------------
                              S. P. Dominick, Jr., Vice President and Controller
                              (Chief Accounting and Duly Authorized Officer)

                                  EXHIBIT INDEX

EXHIBITS

  10.1 Split Dollar Life Insurance Agreement, dated January 24, 2002, by and between Occidental and Donald P. de Brier.

  10.2 Amendment No. 1 to Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan, dated February 28, 2002.

  11 Statement regarding the computation of earnings per share for the three months ended March 31, 2002 and 2001.

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2002 and 2001 and the five years ended December 31, 2001.