Form 10-K/A
period 2001-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2002-07-22
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         Amendment No. 1 on Form 10-K/A

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

EXPLANATORY NOTES
-----------------
     As reported in Occidental's 8-K filing dated March 22, 2002, effective that date the Board of Directors of Occidental Petroleum Corporation (the "Company") decided to no longer engage Arthur Andersen LLP ("Arthur Andersen" or "AA") as the Company's independent auditors and engaged KPMG LLP ("KPMG") to serve as the Company's independent auditors for the fiscal year 2002, in accordance with the recommendation of the Board's Audit Committee.
     Arthur Andersen's audit reports on the Company's consolidated financial statements for each of the fiscal years ended December 31, 2001, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Subsequent to the appointment of KPMG, Occidental requested that they perform audits of the Company's consolidated financial statements for the fiscal years ended December 31, 2001, 2000 and 1999 to avoid administrative requirements attendant to using those financial statements in the future. The audits by KPMG were made in accordance with generally accepted auditing standards and included a review of the system of internal controls to the extent considered necessary to determine the audit procedures required to support their opinion on the consolidated financial statements. Their report dated June 25, 2002 is included herein. There were no changes in the balance sheet, net income, cash flow or earnings per share as a result of the audits performed by KPMG. The only modifications made in connection with the re-audits are to update the Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements to reflect disclosures about accounting pronouncements issued and effective after the dates the original audits were completed, and to update the Management's Discussion and Analysis and the Notes to Consolidated Financial Statements to 1) disclose the period in which a transaction is expected to close, and 2) to disclose the actual redemption of certain oil and gas partnership interests which occurred subsequent to the Company's filing of its 2001 Annual Report on Form 10-K. These modifications, as outlined below, appear in Items 1 and 2, and Items 7, 8 and 14 of the 10-K/A. There were no other changes in the statements.


ITEMS 1 AND 2 - BUSINESS AND PROPERTIES -
     CHEMICAL OPERATIONS, ALLIANCES AND STRATEGIC DEVELOPMENTS
     With respect to the Lyondell/Equistar transaction, the transaction is now expected to close in the third quarter of 2002.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS -
     2002 OUTLOOK, CHEMICAL, PETROCHEMICALS (EQUISTAR PARTNERSHIP)
     With respect to the Lyondell/Equistar transaction, the transaction is now expected to close in the third quarter of 2002.

     ACQUISITIONS, DISPOSITIONS AND COMMITMENTS, ALTURA ACQUISITION
     With respect to Altura Energy Ltd., the sellers retained a preferred limited partnership interest of approximately $2.0 billion and were entitled to certain distributions from the partnership. The partnership exercised an option in May 2002 to redeem the remaining partnership interests of $1.9 billion held by BP Amoco and Shell in exchange for their existing note payable of $1.9 billion to the partnership.

     ADDITIONAL ACCOUNTING CHANGES -
          EITF ISSUE NO. 02-3
          In June 2002, the Emerging Issues Task Force (EITF) reached consensus on certain issues in EITF Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Consensus was reached on two issues: 1) that gains and losses on energy trading contracts (whether realized or unrealized) should be shown net in the income statement, and 2) that entities should disclose the types of contracts that are accounted for as energy trading contracts along with a variety of other data regarding values, sensitivity to changes in estimates, maturity dates and other factors. Occidental is required to implement this consensus in the third quarter 2002 and all comparative financial statements will be reclassified to conform to the consensus on the first issue. Occidental has concluded the impact of this recent consensus will not have any effect on net income, cash flow or earnings per share. However, Occidental expects the consensus will require significant reductions in sales and cost of sales by equal amounts.

          SFAS NO. 145
          In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. Occidental must implement SFAS No. 145 in the first quarter of 2003 and all comparative financial statements will be reclassified to conform to the 2003 presentation. The anticipated effects of the statement include the reclassification of an extraordinary loss to net income from continuing operations of $8 million ($0.02 per share) in 2001 and of $107 million ($0.30 per share) in 1999. There will be no effect on net income or basic earnings per common share.

          SFAS NO. 142
          In June 2001, the FASB issued SFAS No, 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting and reporting requirements for acquired goodwill and intangible assets. The provisions of this statement must be applied starting with fiscal years beginning after December 15, 2001. At December 31, 2001, the balance sheet included approximately $108 million of goodwill and intangible assets with annual amortization expense of approximately $6 million recorded in each of the years' income statements for the three-year period ended December 31, 2001. As a result, elimination of goodwill amortization would not have had a material impact on net income or earnings per share of any of the years presented and, as a result, the transitional disclosures of adjusted net income excluding goodwill amortization described by SFAS No. 142 have not been presented. Occidental implemented SFAS No. 142 in the first quarter of 2002. The adoption of this accounting standard resulted in a cumulative effect of changes in accounting principles after-tax reduction in net income of approximately $95 million due to the impairment of the goodwill. Occidental now has no remaining goodwill on its financial statements.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -
     REPORT OF INDEPENDENT AUDITORS

     NOTE 3 BUSINESS COMBINATIONS AND ASSET ACQUISITIONS AND DISPOSITIONS
     With respect to Altura Energy Ltd., the sellers retained a preferred limited partnership interest of approximately $2.0 billion and were entitled to certain distributions from the partnership. The partnership exercised an option in May 2002 to redeem the remaining partnership interests of $1.9 billion held by BP Amoco and Shell in exchange for their existing note payable of $1.9 billion to the partnership.

     NOTE 4 ASSET WRITE-DOWNS, EXTRAORDINARY ITEMS AND ACCOUNTING CHANGES
     With respect to the Lyondell/Equistar transaction, the transaction is now expected to close in the third quarter of 2002.


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -
     EXHIBIT 23 - CONSENT OF INDEPENDENT AUDITORS

                      TABLE OF CONTENTS

                                                                                                              PAGE
                Explanatory Notes........................................................................     i

PART I
ITEMS 1 AND 2   Business and Properties..................................................................     3
                General..................................................................................     3
                Segment Information......................................................................     3
                Oil and Gas Operations...................................................................     3
                Chemical Operations......................................................................     5
                Capital Expenditures.....................................................................     9
                Employees................................................................................     9
                Environmental Regulation.................................................................     9
PART II
ITEM 7          Management's Discussion and Analysis of Financial Condition and Results of
                Operations (Incorporating Item 7A).......................................................     10
                2001 Business Environment................................................................     10
                        Strategic Overview and Review of Business Results - 1999 - 2001..................     10
                        2002 Outlook.....................................................................     14
                        Income Summary...................................................................     15
                        Segment Operations...............................................................     15
                        Special Items....................................................................     17
                        Consolidated Operations - Revenues...............................................     17
                        Consolidated Operations - Expenses...............................................     17
                        Liquidity and Capital Resources..................................................     18
                        Analysis of Financial Position...................................................     21
                        Acquisitions, Dispositions and Commitments.......................................     23
                        Derivative and Hedging Activities................................................     24
                        Taxes............................................................................     27
                        Lawsuits, Claims, Commitments, Contingencies and Related Matters.................     27
                        Environmental Expenditures.......................................................     27
                        Foreign Investments..............................................................     29
                        Critical Accounting Policies.....................................................     29
                        Additional Accounting Changes....................................................     29
                        Safe Harbor Statement Regarding Outlook and Other Forward-Looking Data...........     31
                        Report of Management.............................................................     31
ITEM 8          Financial Statements and Supplementary Data..............................................     32
                        Report of Independent Auditors...................................................     32
                        Consolidated Statements of Operations............................................     33
                        Consolidated Balance Sheets......................................................     34
                        Consolidated Statements of Stockholders' Equity..................................     36
                        Consolidated Statements of Comprehensive Income..................................     36
                        Consolidated Statements of Cash Flows............................................     37
                        Notes to Consolidated Financial Statements.......................................     38
                        Quarterly Financial Data (Unaudited).............................................     67
                        Supplemental Oil and Gas Information (Unaudited).................................     69
                Financial Statement Schedule:
                        Schedule II - Valuation and Qualifying Accounts (Unaudited)......................     74
PART IV
ITEM 14         Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................     75

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

PETROCHEMICALS (EQUISTAR PARTNERSHIP)
     In January 2002, Occidental and Lyondell Chemical Company (Lyondell) agreed, in principle, for Occidental to sell its share of Equistar to Lyondell and to purchase an equity interest of approximately 21 percent in Lyondell. These transactions are subject to the execution of definitive documents and corporate and regulatory approvals. In connection with the agreement in principle, Occidental wrote down its investment in the Equistar partnership by $240 million, after tax, in December 2001. Occidental will continue to reflect its share of Equistar's results until the transaction closes, which is expected in the third quarter of 2002.

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

ALTURA ACQUISITION
     On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura, the largest oil producer in Texas. Occidental, through its subsidiaries, paid approximately $1.2 billion to the sellers, affiliates of BP and Shell, to acquire the common limited partnership interest and control of the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership borrowed approximately $2.4 billion, which had recourse only to the Altura assets. The partnership also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and were entitled to certain distributions from the partnership. The partnership exercised an option in May 2002 to redeem the remaining partnership interests of $1.9 billion held by BP Amoco and Shell in exchange for their existing note payable of $1.9 billion to the partnership. The acquisition is valued at approximately $3.6 billion. The $2.4 billion loan had been completely paid by the end of 2001. Proved reserves at Altura were 882 million barrels of oil equivalent at December 31, 2001.

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

EITF ISSUE NO. 02-3
     In June 2002, the Emerging Issues Task Force (EITF) reached consensus on certain issues in EITF Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Consensus was reached on two issues: 1) that gains and losses on energy trading contracts (whether realized or unrealized) should be shown net in the income statement, and 2) that entities should disclose the types of contracts that are accounted for as energy trading contracts along with a variety of other data regarding values, sensitivity to changes in estimates, maturity dates and other factors. Occidental is required to implement this consensus in the third quarter 2002 and all comparative financial statements will be reclassified to conform to the consensus on the first issue. Occidental has concluded the impact of this recent consensus will not have any effect on net income, cash flow or earnings per share. However, Occidental expects the consensus will require significant reductions in sales and cost of sales by equal amounts.

SFAS NO. 145
     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. Occidental must implement SFAS No. 145 in the first quarter of 2003 and all comparative financial statements will be reclassified to conform to the 2003 presentation. The anticipated effects of the statement include the reclassification of an extraordinary loss to net income from continuing operations of $8 million ($0.02 per share) in 2001 and of $107 million ($0.30 per share) in 1999. There will be no effect on net income or basic earnings per common share.

SFAS NO. 144
     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Occidental will adopt this statement in the first quarter of 2002 and it is not expected to have an impact on the financial statements.

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

SFAS NO. 142
    In June 2001, the FASB issued SFAS No, 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting and reporting requirements for acquired goodwill and intangible assets. The provisions of this statement must be applied starting with fiscal years beginning after December 15, 2001. At December 31, 2001, the balance sheet included approximately $108 million of goodwill and intangible assets with annual amortization expense of approximately $6 million recorded in each of the years' income statements for the three-year period ended December 31, 2001. As a result, elimination of goodwill amortization would not have had a material impact on net income or earnings per share of any of the years presented and, as a result, the transitional disclosures of adjusted net income excluding goodwill amortization described by SFAS No. 142 have not been presented. Occidental implemented SFAS No. 142 in the first quarter of 2002. The adoption of this accounting standard resulted in a cumulative effect of changes in accounting principles after-tax reduction in net income of approximately $95 million due to the impairment of the goodwill. Occidental now has no remaining goodwill on its financial statements.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders, Occidental Petroleum Corporation:

We have audited the consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001 and the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Los Angeles, California
June 25, 2002

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

2000
     On December 4, 2000, Occidental completed an agreement with BP p.l.c. (BP) to obtain BP's interest in a carbon dioxide field in New Mexico and related pipelines in exchange for Occidental's interest in the Milne Point oil field in Alaska, together with additional cash consideration. The gain on this transaction was not significant.
     On November 29, 2000, an OxyChem subsidiary purchased a 28.6-percent interest in OxyMar, a Texas general partnership that owns the Ingleside, Texas vinyl chloride monomer (VCM) facility operated by OxyChem. The interest was purchased from U.S. VCM Corporation, an affiliate of Marubeni Corporation, which continues to own a 21.4-percent interest and remains a 50-percent partner for corporate governance purposes. Oxy Vinyls, LP (OxyVinyls) owns the remaining 50-percent interest.
     On November 1, 2000, Occidental agreed to farm out a partial economic interest in its Block 15 operations in Ecuador to Alberta Energy Company Ltd.
(AEC). AEC will earn a 40-percent interest in the block and will assume certain capital costs through 2004. Occidental will remain the operator of Block 15. The gain on this transaction was not significant.
     On November 1, 2000, Occidental completed the sale of its Durez phenolic resins and compounding businesses and assets to Sumitomo Bakelite Co., Ltd. The gross proceeds of approximately $150 million from the sale will be applied to Occidental's debt-reduction program. Manufacturing facilities included in the sale are located in Niagara Falls, New York; Kenton, Ohio; Fort Erie, Ontario, Canada; and Genk, Belgium, as well as OxyChem's share in joint ventures located in Japan, Singapore, Indonesia and Canada. There was a $13 million after-tax gain on this transaction.
     On August 15, 2000, Occidental completed agreements with respect to two transactions with Apache Corporation (Apache) involving Occidental's interests in the Continental Shelf of the Gulf of Mexico (GOM). Occidental entered into a transaction to deliver, over four years, substantially all of its share of future gas production from these GOM interests to Apache for approximately $280 million. Occidental also agreed to sell an interest in the subsidiary that holds the GOM assets for approximately $62 million, with an option for Apache to purchase additional interests for $44 million over the next four years. As a result of these transactions, and the consequent elimination of a portion of Occidental's responsibility for abandonment liabilities, Occidental recorded an after-tax gain of $39 million.
     On May 8, 2000, Occidental completed an agreement to sell its producing properties in Peru to Pluspetrol. In connection with this transaction, Occidental recorded an after-tax charge of approximately $29 million in December 1999 to write-down the properties to their fair values.
     On April 24, 2000, Occidental completed the acquisition of ARCO Long Beach Inc. (THUMS), an oil producing entity, for approximately $68 million.
     On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura Energy Ltd. (Altura) (now "Occidental Permian Ltd."), the largest oil producer in Texas. Occidental, through its subsidiaries, paid approximately $1.2 billion to the sellers, affiliates of BP Amoco plc and Shell Oil Company, to acquire the common limited partnership interest and control of the general partner which manages, operates and controls 100 percent of the Altura assets. The partnership borrowed approximately $2.4 billion, which had recourse only to the Altura assets. The partnership also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes recorded as long-term receivables, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and were entitled to certain distributions from the partnership. The partnership exercised an option in May 2002 to redeem the remaining partnership interests of $1.9 billion held by BP Amoco and Shell in exchange for their existing note payable of $1.9 billion to the partnership. The acquisition is valued at approximately $3.6 billion. Occidental's results of operations include the operations of the Altura assets from the date of acquisition. Pro-forma net income for the year ended December 31, 2000, including historical Altura results as if the acquisition had occurred on January 1, 2000, would have been $1.6 billion ($4.47 earnings per share). Pro-forma net income for the year ended December 31, 1999, including historical Altura results as if the acquisition had occurred on January 1, 1999, would have been $601 million ($1.69 earnings per share). Pro-forma revenues would have been $14.9 billion and $9.4 billion for the year ended December 31, 2000, and 1999, respectively. The pro-forma calculations were made with historical operating results from Altura prior to ownership by Occidental and give effect to certain adjustments, including increased depreciation, depletion and amortization to reflect the value assigned to the Altura property, plant and equipment, increased interest expense, and income tax effects. The pro-forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future. Also, the pro-forma calculations do not reflect anticipated cost savings, synergies, changes in realized prices or production rates and certain other adjustments that are expected to result from the acquisition and operation of Altura.

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

  10.1* Employment Agreement, dated as of December 13, 2001, between Occidental and J. Roger Hirl (filed as Exhibit 10.1 to the
               Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2001, File No. 1-9210).
  10.2* Employment Agreement, dated as of November 17, 2000, between Occidental and Dr. Ray R. Irani (filed as Exhibit 10.2 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
  10.3* Employment Agreement, dated as of November 17, 2000, between Occidental and Dr. Dale R. Laurance (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
  10.4* Employment Agreement, dated as of November 17, 2000, between Occidental and Stephen I. Chazen (filed as Exhibit 10.4 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
  10.5* Employment Agreement, dated April 3, 1998, between Occidental and Donald P. de Brier (filed as Exhibit 10.7 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).
  10.6* Amendment, dated November 17, 2000, to Employment Agreement, dated April 3, 1998, between Occidental and Donald P. de Brier (filed as Exhibit 10.6 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
  10.7* Form of Indemnification Agreement between Occidental and each of its directors and certain executive officers (filed as Exhibit B to the Proxy Statement of Occidental for its May 21, 1987, Annual Meeting of Stockholders, File No. 1-9210).

--------------------
*Incorporated herein by reference

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

--------------------
*Incorporated herein by reference

  10.26* Form of Performance Stock Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.6 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
  10.27* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               10.2 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit
               10.1 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.39 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).
  10.28* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               10.3 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit
               10.2 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).
  10.29* Form of Incentive Stock Option Agreement (With Accelerated Performance Vesting) under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).
  10.30* Form of Nonqualified Stock Option Agreement (With Accelerated Performance Vesting) under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).
  10.31* Form of 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1997, File No. 1-9210).
  10.32* Form of Amendment to 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation (filed as Exhibit 10.43 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).
  10.33* Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (as amended April 28, 2000) (filed as
               Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2000, File No. 1-9210).
  10.34* Form of Restricted Stock Option Assignment under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 99.2 to the Registration Statement on Form S-8 of Occidental, File No. 333-02901).
  10.35* Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended September 30, 1996, File No. 1-9210).
  10.36* Occidental Petroleum Corporation Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 1999, reflecting amendments effective through March 1, 2001] (filed as Exhibit
               10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2001, File No. 1-9210).
  10.37* Occidental Petroleum Corporation 2001 Incentive Compensation Plan, as amended (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2001, File No. 1-9210).
  10.38* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as
               Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2001, File No. 1-9210).
  10.39* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as
               Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2001, File No. 1-9210).
  10.40* Form of Restricted Common Share Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as
               Exhibit 10.40 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2001, File No. 1-9210)
  10.41* Form of Performance Based Stock Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as
               Exhibit 10.41 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2001, File No. 1-9210).
  10.42* Occidental Petroleum Corporation Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2001, File No. 1-9210).

--------------------
*Incorporated herein by reference

  10.43*       Master Transaction Agreement, dated May 15, 1998, by and among
               Equistar Chemicals, LP, Occidental, Lyondell Petrochemical
               Company and Millennium Chemicals Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated May 15, 1998
               (date of earliest event reported), filed May 29, 1998, File No.
               1-9210).
  10.44*       Amended and Restated Limited Partnership Agreement of Equistar
               Chemicals, LP, dated May 15, 1998, by and among the partners named therein (filed as Exhibit 10.2 to the Current Report on
               Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No. 1-9210).
  10.45*       Agreement and Plan of Merger and Asset Contribution, dated as of
               May 15, 1998, by and among Equistar Chemicals, LP, Occidental
               Petrochem Partner 1, Inc., Occidental Petrochem Partner 2, Inc.,
               Oxy Petrochemicals Inc. and PDG Chemical Inc. (filed as Exhibit
               10.3 to the Current Report on Form 8-K of Occidental dated May
               15, 1998 (date of earliest event reported), filed May 29, 1998,
               File No. 1-9210).
  10.46*       Amended and Restated Parent Agreement, dated as of May 15, 1998, among Occidental Chemical Corporation, Oxy CH Corporation,
               Occidental, Lyondell Petrochemical Company, Millennium Chemicals
               Inc. and Equistar Chemicals, LP (filed as Exhibit 10.4 to the
               Current Report on Form 8-K of Occidental dated May 15, 1998 (date of earliest event reported), filed May 29, 1998, File No.
               1-9210).
  10.47*       Purchase and Sale Agreement dated March 7, 2000, by and among
               Amoco D. T. Company, Amoco X. T. Company, Amoco Y. T. Company,
               SWEPI LP, Shell Land & Energy Company, Shell Onshore Ventures
               Inc., Shell K2 Inc., and Shell Everest, Inc., as Sellers, and
               Occidental Petroleum Corporation, as Buyer (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated March 7,
               2000 (date of earliest event reported), filed March 15, 2000,
               File No. 1-9210).
  12*          Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31,
               2001 (filed as Exhibit 12 to the Annual Report on Form 10-K of
               Occidental for the fiscal year ended December 31, 2001, File No.
               1-9210).
  21*          List of subsidiaries of Occidental at December 31, 2001 (filed as
               Exhibit 21 to the Annual Report on Form 10-K of Occidental for
               the fiscal year ended December 31, 2001, File No. 1-9210).
  23           Independent Auditors' Consent.

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

During the first quarter of 2002 to March 13, 2002 (the date of filing of the Annual Report on Form 10-K), Occidental filed the following Current Reports on Form 8-K:

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

--------------------
*Incorporated herein by reference

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                               OCCIDENTAL PETROLEUM CORPORATION
                                         (Registrant)



DATE:  July 19, 2002           /s/ STEPHEN I. CHAZEN
                               -------------------------------------------------
                               Stephen I. Chazen, Executive Vice President -
                               Corporate Development and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
 Number                  Description
-------                  -----------

 23             Independent Auditors' Consent