Form 10-Q
period 2002-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2002-08-09
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                               Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at June 30, 2002
-----------------------------------         ------------------------------------
    Common stock $.20 par value                      376,390,779 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS

                                                                                        PAGE
PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets--
                        June 30, 2002 and December 31, 2001                               2

                   Consolidated Condensed Statements of Operations--
                        Three and six months ended June 30, 2002 and 2001                 4

                   Consolidated Condensed Statements of Cash Flows--
                        Six months ended June 30, 2002 and 2001                           5

                   Notes to Consolidated Condensed Financial Statements                   6

          Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                              12

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk            20



PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings                                                     21

          Item 6.  Exhibits and Reports on Form 8-K                                      21

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2002 and December 31, 2001
                              (Amounts in millions)

                                                                                           2002           2001
================================================================================     ==========     ==========
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                         $      430     $      199

   Receivables, net                                                                         886            687

   Inventories                                                                              420            444

   Prepaid expenses and other                                                               148            153
                                                                                     ----------     ----------

       Total current assets                                                               1,884          1,483


LONG-TERM RECEIVABLES, net                                                                  264          2,186


INVESTMENTS IN UNCONSOLIDATED ENTITIES                                                    1,103            993


PROPERTY, PLANT AND EQUIPMENT, at cost, net of
accumulated depreciation, depletion and amortization of $6,148
   at June 30, 2002 and $5,705 at December 31, 2001                                      12,937         12,858


OTHER ASSETS                                                                                293            330


                                                                                     ----------     ----------
                                                                                     $   16,481     $   17,850
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2002 and December 31, 2001
                              (Amounts in millions)

                                                                                           2002           2001
================================================================================     ==========     ==========
LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Notes payable                                                                     $       --     $       54
   Accounts payable                                                                         807            720
   Accrued liabilities                                                                    1,370          1,089
   Domestic and foreign income taxes                                                         80             27
                                                                                     ----------     ----------

      Total current liabilities                                                           2,257          1,890
                                                                                     ----------     ----------

LONG-TERM DEBT, net of unamortized discount                                               4,090          4,065
                                                                                     ----------     ----------


DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred and other domestic and foreign income taxes                                   1,252          1,103
   Obligation under natural gas delivery commitment                                          74            145
   Other                                                                                  2,258          2,326
                                                                                     ----------     ----------

                                                                                          3,584          3,574
                                                                                     ----------     ----------

MINORITY INTEREST                                                                           259          2,224
                                                                                     ----------     ----------

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
   TRUST PREFERRED SECURITIES OF A SUBSIDIARY
   TRUST HOLDING SOLELY SUBORDINATED NOTES OF
   OCCIDENTAL                                                                               459            463
                                                                                     ----------     ----------

STOCKHOLDERS' EQUITY
   Common stock, at par value                                                                75             75
   Additional paid-in capital                                                             3,916          3,857
   Retained earnings                                                                      1,866          1,788
   Accumulated other comprehensive income                                                   (25)           (86)
                                                                                     ----------     ----------
                                                                                          5,832          5,634
                                                                                     ----------     ----------
                                                                                     $   16,481     $   17,850
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 (Amounts in millions, except per-share amounts)

                                                                     Three Months Ended        Six Months Ended
                                                                                June 30                 June 30
                                                                   --------------------    --------------------
                                                                      2002         2001        2002        2001
===============================================================    ========    ========    ========    ========
REVENUES
   Net sales                                                       $  3,141    $  3,845    $  5,666    $  8,320
   Interest, dividends and other income                                  26          53          51         134
   Gains (losses) on disposition of assets, net                          (1)         10          (1)         13
   Income (loss) from equity investments                                  9          --         (26)        (35)
                                                                   --------    --------    --------    --------
                                                                      3,175       3,908       5,690       8,432
                                                                   --------    --------    --------    --------
COSTS AND OTHER DEDUCTIONS
   Cost of sales                                                      2,398       2,750       4,388       6,039
   Selling, general and administrative and other
      operating expenses                                                163         178         317         376
   Exploration expense                                                   59          18          86          39
   Environmental remediation                                             --          --          --          49
   Minority interest                                                     16          44          41          76
   Interest and debt expense, net                                        78         106         152         222
                                                                   --------    --------    --------    --------
                                                                      2,714       3,096       4,984       6,801
                                                                   --------    --------    --------    --------
Income before taxes                                                     461         812         706       1,631
Provision for domestic and foreign income and
   other taxes                                                          221         339         346         647
                                                                   --------    --------    --------    --------
Income before extraordinary item and effect of changes
   in accounting principles                                             240         473         360         984
Extraordinary loss, net                                                  --          --          --          (3)
Cumulative effect of changes in accounting principles, net               --          --         (95)        (24)
                                                                   --------    --------    --------    --------
NET INCOME AND EARNINGS APPLICABLE TO
  COMMON STOCK                                                     $    240    $    473    $    265    $    957
                                                                   ========    ========    ========    ========

BASIC EARNINGS PER COMMON SHARE
   Income before extraordinary item and effect of changes
      in accounting principles                                     $    .64    $   1.27    $    .96    $   2.65
   Extraordinary loss, net                                               --          --          --        (.01)
   Cumulative effect of changes in accounting principles, net            --          --        (.25)       (.06)
                                                                   --------    --------    --------    --------
Basic earnings per common share                                    $    .64    $   1.27    $    .71    $   2.58
                                                                   ========    ========    ========    ========
DILUTED EARNINGS PER COMMON SHARE
   Income before extraordinary item and effect of changes
      in accounting principles                                     $    .63    $   1.26    $    .95    $   2.64
   Extraordinary loss, net                                               --          --          --        (.01)
   Cumulative effect of changes in accounting principles, net            --          --        (.25)       (.06)
                                                                   --------    --------    --------    --------
Diluted earnings per common share                                  $    .63    $   1.26    $    .70    $   2.57
                                                                   ========    ========    ========    ========
DIVIDENDS PER COMMON SHARE                                         $    .25    $    .25    $    .50    $    .50
                                                                   ========    ========    ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            375.8       372.0       375.1       371.1
                                                                   ========    ========    ========    ========

DILUTIVE SHARES                                                       381.5       374.7       380.3       372.8
===============================================================    ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                              (Amounts in millions)

                                                                                                  2002           2001
=======================================================================================     ==========     ==========
CASH FLOW FROM OPERATING ACTIVITIES
     Income before extraordinary item and effect of changes in accounting principles        $      360     $      984
     Adjustments to reconcile income to net cash provided by  operating activities:
         Depreciation, depletion and amortization of assets                                        515            482
         Deferred income tax provision                                                             114             66
         Other noncash charges to income                                                            18             47
         Losses (gains) on disposition of assets, net                                                1            (13)
         Loss from equity investments                                                               26             35
         Exploration expense                                                                        86             39
     Changes in operating assets and liabilities                                                   (78)          (254)
     Other operating, net                                                                          (93)           (77)
                                                                                            ----------     ----------
         Net cash provided by operating activities                                                 949          1,309
                                                                                            ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                         (600)          (547)
     Sales of businesses and disposal of property, plant and equipment, net                          1             10
     Purchase of businesses, net                                                                   (77)           (38)
     Equity investments and other investing, net                                                   169            (75)
                                                                                            ----------     ----------
         Net cash used by investing activities                                                    (507)          (650)
                                                                                            ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                                   --             42
     Repurchase of trust preferred securities                                                       (4)            (5)
     Purchases for natural gas delivery commitment                                                 (63)           (59)
     Payments on long-term debt, non-recourse debt and capital lease liabilities                    (3)          (459)
     Proceeds from issuance of common stock                                                          7              9
     Payments of notes payable, net                                                                 --             (2)
     Cash dividends paid                                                                          (187)          (186)
     Stock options exercised                                                                        40             67
     Other financing, net                                                                           (1)            --
                                                                                            ----------     ----------
         Net cash used by financing activities                                                    (211)          (593)
                                                                                            ----------     ----------
Increase in cash and cash equivalents                                                              231             66
Cash and cash equivalents--beginning of period                                                     199             97
                                                                                            ----------     ----------
Cash and cash equivalents--end of period                                                    $      430     $      163
=======================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2002

1.   General

     The accompanying unaudited consolidated condensed financial statements have been prepared by Occidental Petroleum Corporation (Occidental) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. Subsequent to the appointment of Occidental's new independent auditors, at Occidental's request, the new independent auditors conducted a re-audit of the consolidated financial statements for the fiscal years ended December 31, 2001, 2000 and 1999. There were no changes in Occidental's balance sheets, income statements, cash flow statements or earnings per share as a result of the re-audit. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental's Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A, filed July 19, 2002 (2001 Form 10-K).

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of June 30, 2002 and the consolidated statements of income for the three and six months then ended and the consolidated cash flows for the six months then ended. The income and cash flows for the periods ended June 30, 2002 are not necessarily indicative of the income or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 2002 presentation.

     Reference is made to Note 1 to the consolidated financial statements in the 2001 Form 10-K for a summary of significant accounting policies including critical accounting policies.

2.   Acquisitions, Dispositions and Commitments

     On June 2, 2002, Occidental signed a definitive agreement with the United Arab Emirates (UAE) Offsets Group to acquire a 24.5 percent interest in the Dolphin Project and Dolphin Energy Limited (DEL) for $310 million, plus a payment of $12 million to account for historical costs through May 31, 2002. DEL is a company that also includes the UAE Offsets Group (51 percent interest) and TotalFinaElf (24.5 percent interest). The total payment, which is expected to be made in the third quarter, has been accrued and the amount has been allocated, on a preliminary basis, primarily to investment in unconsolidated entities. Occidental will also be responsible for its
     24.5 percent share of costs on an ongoing basis. The Dolphin participants will collaborate on the $3.5 billion Dolphin Project, which consists of two parts: (1) a development and production sharing agreement with Qatar to develop and produce natural gas and condensate in Qatar's North Field and
     (2) the rights for DEL to build, own and operate a 260-mile-long, 48-inch export pipeline to transport 2 billion cubic feet per day of dry natural gas from Qatar to markets in the UAE for a period of 25 years. Construction on the upstream production and processing facilities and the pipeline is expected to begin in 2003. Production is scheduled to begin in late 2005. The partners anticipate securing project financing.

     In connection with the acquisition of Altura Energy Ltd. in April 2000, the sellers retained a preferred limited partnership interest of approximately $2.0 billion, which was recorded as minority interest. Altura also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes recorded as long-term receivables. The partnership exercised an option in May 2002 to redeem the sellers' remaining partnership interests in exchange for the outstanding balance on the two notes. Both minority interest and long-term receivables were reduced by $2.0 billion to reflect this transaction on the balance sheet.

3.   Accounting Changes

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability be recognized for exit and disposal costs only when the liability has been incurred and when it can be measured at fair value. The statement is effective for exit and disposal activities that are initiated after December 31, 2002. Occidental does not expect that the adoption of SFAS No. 146 will have a material impact on its financial statements.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. Occidental must implement SFAS No. 145 in the first quarter of 2003 and all comparative financial statements will be reclassified to conform to the 2003 presentation. The anticipated effect of the statement includes the reclassification of an extraordinary loss to net income from continuing operations of $3 million ($0.01 per share) in the six months ended June 30, 2001. There will be no effect on net income or basic earnings per common share.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations for long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Occidental adopted this statement in the first quarter of 2002 and it did not have an impact on the financial statements.

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

4.   Comprehensive Income

     The following table presents Occidental's comprehensive income items (in millions):

                                                                                                   Periods Ended June 30
                                                               ---------------------------------------------------------
                                                                            Three Months                      Six Months
                                                               -------------------------       -------------------------
                                                                    2002            2001            2002            2001
     ===================================================       =========       =========       =========       =========
     Net income                                                $     240       $     473       $     265       $     957
     Other comprehensive income items
           Foreign currency translation adjustments                  (12)             (4)            (12)            (12)
           Derivative mark-to-market adjustments                      (7)              9              (9)              9
           Cumulative effect of change in
              accounting principles                                   --              --              --             (27)
           Unrealized gains on securities                             82 (a)          --              82 (a)           2
                                                               ---------       ---------       ---------       ---------
     Other comprehensive income, net of tax                           63               5              61             (28)
                                                               ---------       ---------       ---------       ---------
     Comprehensive income                                      $     303       $     478       $     326       $     929
     ===================================================       =========       =========       =========       =========

     (a)  See Note 10 for further information.



5.   Supplemental Cash Flow Information


     During the six months ended June 30, 2002 and 2001, net cash (refunds) payments for federal, foreign and state income taxes were approximately $(18) million and $310 million, respectively. Interest paid (net of interest capitalized) totaled approximately $120 million and $223 million for the six months ended June 30, 2002 and 2001, respectively.


6.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

                    Balance at                      June 30, 2002         December 31, 2001
                    ========================     ===================     ===================
                     Raw materials                    $      51               $      62
                     Materials and supplies                 129                     123
                     Work in process                          2                       2
                     Finished goods                         240                     268
                                                      ---------               ---------
                                                            422                     455
                     LIFO adjustment                         (2)                    (11)
                                                      ---------               ---------
                     Total                            $     420               $     444
                                                      =========               =========

7.   Derivative Activities

     Occidental's market-risk exposures relate primarily to commodity prices, and, to a lesser extent, interest rates and foreign currency exchange rates. Occidental's results are sensitive mainly to fluctuations in crude oil and natural gas prices. Occidental may periodically use different types of derivative instruments to achieve the best prices for oil and gas and to reduce its exposure to price volatility, thus mitigating fluctuations in commodity-related cash flows. Usually, Occidental does not hedge against fluctuations in long-term oil and gas prices. Overall, Occidental's use of derivatives in commodity hedging activity remains at a relatively low dollar level. Changes in a derivative instrument's fair value must be recognized in earnings unless specific hedge accounting criteria are met. Changes in the fair value of derivative instruments that meet specific cash-flow hedge accounting criteria are reported in other comprehensive income (OCI). The gains and losses on cash-flow hedge transactions that are reported in OCI are reclassified to earnings in the periods in which earnings are affected by the variability of the hedged item's cash flows. Mark-to-market gains and losses from derivatives that qualify for fair-value hedge accounting are recorded in earnings throughout the life of the hedge and are generally offset by the change in fair-value of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.

     For the three and six months ended June 30, 2002, the results of operations included a net pre-tax (loss) gain of $(5) million and $4 million, respectively, related to derivative mark-to-market adjustments. For the three and six months ended June 30, 2001, the results of operations included a net pre-tax gain of $26 million and $40 million, respectively, related to derivative mark-to-market adjustments. The amount of interest expense recorded in the income statement was lower by approximately $11 million and $22 million for the three and six months ended June 30, 2002, respectively, to reflect net pre-tax gains from fair-value hedges. At June 30, 2002, approximately $8 million of the $22 million had been received in cash. During both the three and six months ended June 30, 2002, a $3 million after-tax loss was reclassified from OCI to income resulting from the expiration of cash-flow hedges. During the three and six months ended June 30, 2001, a $2 million after-tax loss and a $8 million after-tax loss, respectively, were reclassified from OCI to income resulting from the expiration of cash-flow hedges. During the three and six months ended June 30, 2002, net unrealized after-tax losses of $10 million and $12 million, respectively, were recorded to OCI relating to changes in current cash-flow hedges. During the three and six months ended June 30, 2001, net unrealized after-tax gains of $7 million and $1 million, respectively, were recorded to OCI relating to changes in current cash-flow hedges. During the next twelve months, Occidental expects that $7 million of net derivative after-tax losses included in OCI, based on their valuation at June 30, 2002, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three and six months ended June 30, 2002 and 2001.


8.   Lawsuits, Claims, Commitments, Contingencies and Related Matters

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

9.   Income Taxes

     The provision for taxes based on income for the 2002 and 2001 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pre-tax income excluding significant unusual items. The provision for taxes for the six months ended June 30, 2001, includes an after-tax benefit of $45 million (pre-federal tax benefit of $70 million) related to a settlement of a state tax issue.


10.  Investments in Unconsolidated Entities

     At June 30, 2002, Occidental's equity investments consisted primarily of a
     29.5 percent interest in Equistar Chemical, LP (Equistar), an interest in the Dolphin Project (See Note 2) and interests in various chemical partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                                               Periods Ended June 30
                                                  --------------------------------------------------
                                                            Three Months                  Six Months
                                                  ----------------------     -----------------------
                                                       2002         2001          2002          2001
                                                  =========    =========     =========     =========
          Revenues                                $     557    $     614     $     989     $   1,276
          Costs and expenses                            548          614         1,015         1,311
                                                  ---------    ---------     ---------     ---------
          Net income                              $       9    $      --     $     (26)    $     (35)
                                                  =========    =========     =========     =========

     In July 2002, Occidental and Lyondell Chemical Company (Lyondell) signed definitive agreements for Occidental to sell its share of Equistar to Lyondell and to purchase an equity interest of approximately 21 percent in Lyondell. These transactions are subject to corporate and regulatory approvals. In connection with the agreement in principle that preceded the definitive agreements, Occidental wrote down its investment in the Equistar partnership by $240 million, after tax, in December 2001. The transactions are expected to close in the third quarter of 2002.

     In January 2002, Equistar recorded a $1.1 billion cumulative effect of a change in accounting principles to reflect the impairment of its entire balance of goodwill. This write-down did not affect Occidental's investment in Equistar because there was no significant difference between Occidental's basis in the Equistar investment and the underlying equity in net assets of Equistar subsequent to the write-down.

     At June 30, 2002, investments in unconsolidated entities also included an interest in Premcor, Inc., which became a publicly-traded company in April 2002. In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", this investment is being accounted for as an available-for-sale security and was adjusted to fair value with an unrealized gain of $82 million, net of tax, recorded to OCI in stockholders' equity.

11.  Industry Segments

     The following table presents Occidental's interim industry segment disclosures (in millions):

                                                    Oil and Gas           Chemical           Corporate                Total
     =====================================         ============       ============        ============         ============
     Six months ended June 30, 2002
        Net sales                                  $      4,347       $      1,319        $         --         $      5,666
                                                   ============       ============        ============         ============
        Pre-tax operating profit (loss)            $        932       $          4 (c)    $       (230)(a)     $        706
        Income taxes                                       (205)                (6)               (135)(b)             (346)
        Cumulative effect of changes in
          accounting principles, net                         --                 --                 (95)                 (95)
                                                   ------------       ------------        ------------         ------------
        Net income (loss)                          $        727       $         (2)       $       (460)        $        265
     =====================================         ============       ============        ============         ============
     Six months ended June 30, 2001
        Net sales                                  $      6,576       $      1,744        $         --         $      8,320
                                                   ============       ============        ============         ============
        Pre-tax operating profit                   $      1,996 (d)   $        (16)(e)    $       (349)(a)(f)  $      1,631
        Income taxes                                       (244)                (5)               (398)(b)(g)          (647)
        Extraordinary loss, net                              --                 --                  (3)                  (3)
        Cumulative effect of changes in
          accounting principles, net                         --                 --                 (24)                 (24)
                                                   ------------       ------------        ------------         ------------
        Net income (loss)                          $      1,752       $        (21)       $       (774)        $        957
     =====================================         ============       ============        ============         ============

(a) Includes unallocated net interest expense, administration expense and other items.
(b)  Includes unallocated income taxes.
(c)  Includes a pre-tax charge of $14 million related to severance costs.
(d) Includes an after-tax gain of $7 million related to the sale of additional interests in Gulf of Mexico assets.
(e) Includes a pre-tax charge of $26 million related to severance and plant shut-down costs.
(f) Includes a pre-tax charge of $49 million related to environmental remediation costs and an insurance dividend of $6 million.
(g) Includes an after-tax benefit of $45 million (pre-federal tax benefit of $70 million) related to settlement of a state tax issue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Occidental Petroleum Corporation (Occidental) reported net income for the first six months of 2002 of $265 million, on net sales of $5.7 billion, compared with net income of $957 million, on net sales of $8.3 billion, for the same period of 2001. Occidental's net income for the second quarter of 2002 was $240 million, on net sales of $3.1 billion, compared with net income of $473 million, on net sales of $3.8 billion, for the same period of 2001. Basic earnings per common share were $0.71 for the first six months of 2002, compared with $2.58 per share for the same period of 2001. Basic earnings per common share were $0.64 for the second quarter of 2002, compared with $1.27 per share for the same period of 2001.

Earnings before special items were $369 million for the first six months of 2002, compared with earnings before special items of $976 million, for the same period of 2001. Earnings before special items were $240 million for the second quarter of 2002, compared with earnings before special items of $466 million for the second quarter of 2001. See the Special Item table below for a description of special items. The decrease in earnings before special items for the three and six months ended June 30, 2002, compared with the same periods in 2001, reflected lower natural gas and chemical prices and higher exploration expense, partially offset by higher oil production and lower energy costs. Additionally, the six months ended June 30, 2002 reflected lower net sales due to lower crude oil prices and higher Equistar Chemical, LP (Equistar) petrochemical joint venture losses than the same period in 2001.

The decrease in net sales of $704 million and $2.7 billion for the three and six months ended June 30, 2002, compared with the same periods in 2001, primarily reflected lower natural gas and chemical prices and lower oil and gas trading revenues, partially offset by higher oil production. Additionally, for the six months ended June 30, 2002, net sales decreased due to lower crude oil prices compared with the same period in 2001. The lower trading revenues resulted from lower oil and gas prices partially offset by higher gas volumes. Interest, dividends and other income for the three and six months ended June 30, 2002 includes $8 million and $22 million, respectively, of interest income on notes receivable from Altura partners, compared to $28 million and $61 million, respectively, for the three and six months ended June 30, 2001.

The decrease in cost of sales of $352 million and $1.7 billion for the three and six months ended June 30, 2002, compared with the same periods in 2001, primarily reflected lower oil and gas trading costs and lower energy costs in the chemical segment. The lower trading costs resulted from lower oil and gas prices partially offset by higher gas volumes. The decrease of $15 million and $59 million in selling, general and administrative and other operating expenses for the three and six months ended June 30, 2002, respectively, compared with the same periods in 2001, primarily reflected lower oil and gas production taxes. Additionally, for the six months ended June 30, 2002, severance costs for the chemical segment were lower than severance and plant shutdown costs for the six months ended June 30, 2001. The increase in exploration expense of $41 million and $47 million for the three and six months ended June 30, 2002, respectively, compared with the same periods in 2001, reflected the write-off of leases in the San Joaquin Valley. The decrease in minority interest of $28 million and $35 million for the three and six months ended June 30, 2002, respectively, compared with the same periods in 2001, was primarily the result of the redemption of the remaining minority interests held by BP plc and Royal Dutch/Shell relating to the Altura acquisition. The decrease in interest and debt expense, net of $28 million and $70 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001, was primarily due to lower outstanding debt and lower interest rates. The provision for income taxes for the six months ended June 30, 2001 included a $45 million after-tax benefit ($70 million pre-federal tax benefit) for the settlement of a state tax issue.

SEGMENT OPERATIONS

The following table sets forth the sales and earnings of each operating segment and corporate items (in millions):

                                                                                                Periods Ended June 30
                                                                  ---------------------------------------------------
                                                                             Three Months                  Six Months
                                                                  -----------------------     -----------------------
                                                                       2002          2001          2002          2001
=============================================================     =========     =========     =========     =========
SEGMENT NET SALES
   Oil and Gas                                                    $   2,410     $   2,964     $   4,347     $   6,576
   Chemical                                                             731           881         1,319         1,744
                                                                  ---------     ---------     ---------     ---------

NET SALES                                                         $   3,141     $   3,845     $   5,666     $   8,320
                                                                  =========     =========     =========     =========
SEGMENT EARNINGS (LOSS)
   Oil and Gas                                                    $     421     $     806     $     727     $   1,752
   Chemical                                                              33            58            (2)          (21)
                                                                  ---------     ---------     ---------     ---------
                                                                        454           864           725         1,731
UNALLOCATED CORPORATE ITEMS
   Interest expense, net                                                (66)          (71)         (122)         (147)
   Income taxes                                                        (101)         (249)         (144)         (424)
   Trust preferred distributions and others                             (12)          (14)          (23)          (30)
   Other                                                                (35)          (57)          (76)         (146)
                                                                  ---------     ---------     ---------     ---------
INCOME BEFORE EXTRAORDINARY ITEMS AND EFFECT OF CHANGES IN
ACCOUNTING PRINCIPLES                                                   240           473           360           984
Extraordinary loss, net                                                  --            --            --            (3)
Cumulative effect of changes in accounting
   principles, net                                                       --            --           (95)          (24)
                                                                  ---------     ---------     ---------     ---------

NET INCOME                                                        $     240     $     473     $     265     $     957
                                                                  =========     =========     =========     =========


EARNINGS BEFORE SPECIAL ITEMS (a)                                 $     240     $     466     $     369     $     976
=============================================================     =========     =========     =========     =========

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

SPECIAL ITEMS

The following table sets forth the special items for each operating segment and corporate:

                                                                                               Periods Ended June 30
                                                                 ---------------------------------------------------
                                                                            Three Months                  Six Months
Benefit (Charge)                                                 -----------------------     -----------------------
(in millions)                                                         2002          2001          2002          2001
=============================================================    =========     =========     =========     =========

OIL AND GAS
   Sale of additional interests in Gulf of Mexico assets *       $      --     $       7     $      --     $       7
-------------------------------------------------------------    ---------     ---------     ---------     ---------

CHEMICAL
   Severance, plant shutdown and plant writedown costs           $      --     $      --     $     (14)    $     (26)
-------------------------------------------------------------    ---------     ---------     ---------     ---------

CORPORATE
   Settlement of state tax issue                                 $      --     $      --     $      --     $      70
   Environmental remediation                                            --            --            --           (49)
   Insurance dividend                                                   --            --            --             6
   Changes in accounting principles, net *                              --            --           (95)          (24)
   Extraordinary loss on debt redemption, net *                         --            --            --            (3)
   Tax effect of pre-tax adjustments                                    --            --             5            --
=============================================================    =========     =========     =========     =========

*    These amounts are shown after-tax.


OIL AND GAS SEGMENT

                                                                                               Periods Ended June 30
                                                                 ---------------------------------------------------
                                                                            Three Months                  Six Months
                                                                 -----------------------     -----------------------
Summary of Operating Statistics                                       2002          2001          2002          2001
=============================================================    =========     =========     =========     =========
NET PRODUCTION PER DAY:
   CRUDE OIL AND NATURAL GAS LIQUIDS (MBL)
     United States                                                     232           209           232           208
     Latin America                                                      49            14            47            23
     Eastern Hemisphere                                                128           118           134           121

   NATURAL GAS (MMCF)
     United States                                                     565           607           579           619
     Eastern Hemisphere                                                 50            47            50            48

BARRELS OF OIL EQUIVALENT - THOUSANDS (MBOE)                           512           450           518           463
-------------------------------------------------------------    ---------     ---------     ---------     ---------

AVERAGE SALES PRICE:
   CRUDE OIL ($/BBL)
     United States                                                   23.88         23.11         21.35         23.71
     Latin America                                                   22.77         18.90         20.65         21.69
     Eastern Hemisphere                                              22.16         23.36         20.24         22.69

   NATURAL GAS ($/MCF)
     United States                                                    2.92          8.55          2.64          9.30
     Eastern Hemisphere                                               2.04          2.41          2.28          2.30
=============================================================    =========     =========     =========     =========

Oil and gas earnings for the first six months of 2002 were $727 million, compared with $1.752 billion for the same period of 2001. Oil and gas earnings for the second quarter of 2002 were $421 million, compared with $806 million for the same period of 2001. The oil and gas segment had no special items in 2002. The oil and gas segment had earnings before special items of $799 million and $1.745 billion for the three and six months ended June 30, 2001. See Special Items table for a description of special items. The decline in earnings for the three and six months ended June 30, 2002 compared with the same periods in 2001, reflected the effect of lower gas prices and higher exploration expense, partially offset by higher oil production volumes. Additionally, for the six months ended June 30, 2002, earnings decreased due to lower crude oil prices compared with the same period in 2001.

The decrease in net sales of $554 million and $2.2 billion for the three and six months ended June 30, 2002, respectively, compared with the same periods in 2001, primarily reflected lower natural gas prices and lower oil and gas trading revenues, partially offset by higher oil production. Additionally, for the six months ended June 30, 2002, net sales decreased due to lower crude oil prices compared with the same period in 2001. The lower trading revenues resulted from lower oil and gas prices partially offset by higher gas volumes. Approximately 52 percent and 54 percent of oil and gas net sales were attributable to oil and gas trading activities in the first six months of 2002 and 2001, respectively. These trading activities focus primarily on obtaining the highest sales price available. Other than the positive effect on oil and gas realized prices, the results of oil and gas trading activities were not significant.

Occidental's sensitivity to changes in oil and gas prices is similar to prior quarters. The average West Texas Intermediate price in the second quarter of 2002 was $26.25 per barrel and Occidental's average price realization for natural gas was $2.92 per thousand cubic feet. A swing of 25-cents per million BTU's in New York Mercantile Exchange gas prices impacts quarterly oil and gas segment earnings by $13.5 million while a $1.00 per barrel change in oil prices has a quarterly impact of $28 million.

For the first six months of 2002, production volumes increased approximately 12 percent to 518,000 barrels of oil equivalent (BOE) per day compared with 463,000 BOE per day for the same period of 2001. For the second quarter of 2002, production volumes increased approximately 14 percent to 512,000 BOE per day compared with 450,000 BOE per day for the same period in 2001. The increase reflects higher worldwide crude oil and liquids production, particularly in California, Colombia and the Middle East. Occidental expects third quarter 2002 oil and gas production to remain at approximately the same level as the second quarter 2002.

CHEMICAL SEGMENT

                                                                    Three Months Ended            Six Months Ended
                                                                               June 30                     June 30
                                                               -----------------------     -----------------------
Summary of Operating Statistics                                     2002          2001          2002          2001
==========================================================     =========     =========     =========     =========
MAJOR PRODUCT VOLUMES
   Chlorine (M Tons)                                                 735           786         1,436         1,491
   Caustic (M Tons)                                                  743           750         1,317         1,419
   Ethylene Dichloride (M Tons)                                      140           154           292           376
   PVC Resins (MM Lbs.)                                            1,151         1,050         2,193         2,113

MAJOR PRODUCT PRICE INDEX (BASE 1987-1990 = 1.0)
   Chlorine                                                         0.77          0.76          0.64          0.82
   Caustic                                                          0.66          1.42          0.79          1.37
   Ethylene Dichloride                                              1.29          0.74          0.94          0.78
   PVC Resins                                                       0.70          0.77          0.62          0.75
==========================================================     =========     =========     =========     =========

Chemical results for the first six months of 2002 were a loss of $2 million, compared with a loss of $21 million for the same period of 2001. Chemical earnings for the second quarter of 2002 were $33 million, compared with $58 million for the same period of 2001. Chemical earnings before special items were $12 million for the first six months of 2002, compared with $5 million for the first six months of 2001. There were no special items for the second quarter of 2002 or 2001. See Special Items table for a description of special items. The decrease in second quarter 2002 earnings was the result of lower sales prices, mainly for caustic soda and polyvinyl chloride resins (PVC), partially offset by higher ethylene dichloride (EDC) prices and lower energy and raw material costs, compared to the same period in 2001. The increase in six months 2002 earnings before special items was the result of lower energy and raw material costs and higher EDC prices, partially offset by lower sales prices mainly for caustic soda and PVC and higher Equistar petrochemical joint venture losses, compared with the same period in 2001.

The decrease in net sales of $150 million and $425 million for the three and six months ended June 30, 2002, compared with the same periods in 2001, primarily reflected lower sales prices, mainly for caustic soda and PVC, and lower chemical sales volumes, partially offset by higher prices for EDC.

The sale of Occidental's interest in Equistar to Lyondell Chemical Company (Lyondell) is anticipated to close in the third quarter 2002. It is currently expected that an after-tax gain will be recognized at that time. The chrome business is expected to be adversely affected by the phase-out of a wood-treatment product that uses chromic acid. The chrome business is an immaterial portion of Occidental's earnings. Occidental anticipates that the chemical business, as a whole, will improve in the third quarter 2002, compared to the second quarter 2002, because of continued strengthening in chemical prices.

CORPORATE AND OTHER

Segment earnings include credits/(charges) in lieu of U.S. federal income taxes. In the first six months of 2002 and 2001, segment earnings benefited by $9 million and $20 million, respectively, from credits allocated. This includes a credit of $1 million to oil and gas and $8 million to chemical results in the first six months of 2002 and a charge of $(2) million to oil and gas and a credit of $22 million to chemical results in the first six months of 2001.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities from continuing operations was $949 million for the first six months of 2002, compared with net cash provided of $1.3 billion for the same period of 2001. The decrease of approximately $360 million from 2001 to 2002 is primarily attributed to lower earnings before special items partially offset by lower working capital usage compared with the first six months of the prior year.

Occidental's net cash used by investing activities was $507 million for the first six months of 2002, compared with net cash used of $650 million for the same period of 2001. The 2002 amount includes the receipt of partial repayments of amounts that were advanced to equity affiliates in 2001. Capital expenditures for the first six months of 2002 were $600 million, including $537 million in oil and gas. Capital expenditures for the first six months of 2001 were $547 million, including $498 million in oil and gas.

Financing activities used net cash of $211 million in the first six months of 2002, compared with cash used of $593 million for the same period of 2001. The 2001 amount included net debt payments of approximately $417 million.

Available but unused lines of committed bank credit totaled approximately $2.1 billion at June 30, 2002 and December 31, 2001. Occidental currently expects to spend approximately $1.2 billion on its 2002 capital spending program with about $1.1 billion for oil and gas, excluding the capital for the Dolphin Project which is discussed below. Occidental expects to have sufficient cash in 2002 from operations, and from proceeds from existing credit facilities, as necessary, to fund its operating needs, capital expenditure requirements (including the Dolphin Project), dividend payments and mandatory debt repayments.

ACQUISITIONS, DISPOSITIONS AND COMMITMENTS

In July 2002, Occidental and Lyondell signed definitive agreements for Occidental to sell its share of Equistar to Lyondell and to purchase an equity interest of approximately 21 percent in Lyondell. These transactions are subject to corporate and regulatory approvals. In connection with the agreement in principle that preceded the definitive agreements, Occidental wrote down its investment in the Equistar partnership by $240 million, after tax, in December 2001. The transactions are expected to close in the third quarter of 2002, and Occidental expects to recognize an after-tax gain at that time.

On June 2, 2002, Occidental signed a definitive agreement with the United Arab Emirates (UAE) Offsets Group to acquire a 24.5 percent interest in the Dolphin Project and Dolphin Energy Limited (DEL) for $310 million, plus a payment of $12 million to account for historical costs through May 31, 2002. DEL is a company that also includes the UAE Offsets Group (51 percent interest) and TotalFinaElf (24.5 percent interest). The total payment, which is expected to be made in the third quarter, has been accrued and the amount has been allocated, on a preliminary basis, primarily to investment in unconsolidated entities. Occidental will also be responsible for its 24.5 percent share of costs on an ongoing basis. The Dolphin participants will collaborate on the $3.5 billion Dolphin Project, which consists of two parts: (1) a development and production sharing agreement with Qatar to develop and produce natural gas and condensate in Qatar's North Field and (2) the rights for DEL to build, own and operate a 260-mile-long, 48-inch export pipeline to transport 2 billion cubic feet per day of dry natural gas from Qatar to markets in the UAE for a period of 25 years. When fully operational, the Dolphin Project is expected to add incremental production of about 125 million cubic feet of gas and 9,000 barrels of liquids, net to Oxy, which is approximately 30,000 barrels of oil equivalent (BOE) per day. The project is also expected to add approximately 900 billion cubic feet of gas equivalent, which is equivalent to 150 million BOE, to Occidental's proved reserves. Construction on the upstream production and processing facilities and the pipeline is expected to begin in 2003. Production is scheduled to begin in late 2005. The partners anticipate securing project financing.

In connection with the acquisition of Altura Energy Ltd. in April 2000, the sellers retained a preferred limited partnership interest of approximately $2.0 billion, which was recorded as minority interest. Altura also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes recorded as long-term receivables. The partnership exercised an option in May 2002 to redeem the sellers' remaining partnership interests in exchange for the outstanding balance on the two notes. Both minority interest and long-term receivables were reduced by $2.0 billion to reflect this transaction on the balance sheet.

DERIVATIVE ACTIVITIES

Occidental's market-risk exposures relate primarily to commodity prices, and, to a lesser extent, interest rates and foreign currency exchange rates. Occidental's results are sensitive mainly to fluctuations in crude oil and natural gas prices. Occidental may periodically use different types of derivative instruments to achieve the best prices for oil and gas and to reduce its exposure to price volatility, thus mitigating fluctuations in commodity-related cash flows. Usually, Occidental does not hedge against fluctuations in long-term oil and gas prices. Overall, Occidental's use of derivatives in commodity hedging activity remains at a relatively low dollar level. Changes in a derivative instrument's fair value must be recognized in earnings unless specific hedge accounting criteria are met. Changes in the fair value of derivative instruments that meet specific cash-flow hedge accounting criteria are reported in other comprehensive income (OCI). The gains and losses on cash-flow hedge transactions that are reported in OCI are reclassified to earnings in the periods in which earnings are affected by the variability of the hedged item's cash flows. Mark-to-market gains and losses from derivatives that qualify for fair-value hedge accounting are recorded in earnings throughout the life of the hedge and are generally offset by the change in fair-value of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.

For the three and six months ended June 30, 2002, the results of operations included a net pre-tax (loss) gain of $(5) million and $4 million, respectively, related to derivative mark-to-market adjustments. For the three and six months ended June 30, 2001, the results of operations included a net pre-tax gain of $26 million and $40 million, respectively, related to derivative mark-to-market adjustments. The amount of interest expense recorded in the income statement was lower by approximately $11 million and $22 million for the three and six months ended June 30, 2002, respectively, to reflect net pre-tax gains from fair-value hedges. At June 30, 2002, approximately $8 million of the $22 million had been received in cash. During both the three and six months ended June 30, 2002, a $3 million after-tax loss was reclassified from OCI to income resulting from the expiration of cash-flow hedges. During the three and six months ended June 30, 2001, a $2 million after-tax loss and a $8 million after-tax loss, respectively, were reclassified from OCI to income resulting from the expiration of cash-flow hedges. During the three and six months ended June 30, 2002, net unrealized after-tax losses of $10 million and $12 million, respectively, were recorded to OCI relating to changes in current cash-flow hedges. During the three and six months ended June 30, 2001, net unrealized after-tax gains of $7 million and $1 million, respectively, were recorded to OCI relating to changes in current cash-flow hedges. During the next twelve months, Occidental expects that $7 million of net derivative after-tax losses included in OCI, based on their valuation at June 30, 2002, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three and six months ended June 30, 2002 and 2001.

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

Occidental does not consider the number of CERCLA and similar state sites, at which it has been notified that it has been identified as being involved, to be a relevant measure of exposure. Although the liability of a potentially responsible party may be joint and several, Occidental is usually one of many companies cited as a PRP at these sites and has, to date, been successful in sharing cleanup costs with other financially sound companies. Also, many of these sites are still under investigation by the Environmental Protection Agency
(EPA) or the equivalent state agencies. Prior to actual cleanup, the parties involved assess site conditions and responsibility and determine the appropriate remedy. The majority of remediation costs are incurred after the parties obtain EPA or other equivalent state agency approval to proceed. The ultimate future cost of remediation of certain of the sites for which Occidental has been notified that it has been identified as being involved cannot reasonably be determined at this time.

As of June 30, 2002, Occidental had been notified by the EPA or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 124 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 124 sites include 34 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability. Of the remaining 90 sites, Occidental has denied involvement at 9 sites and has yet to determine involvement in 19 sites. With respect to the remaining 62 of these sites, Occidental is in various stages of evaluation, and the extent of liability retained by Maxus Energy Corporation is disputed at 2 of these sites. For 53 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 53 sites include 10 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is insignificant. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 9 of the 62 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Results of Operations."

ACCOUNTING CHANGES

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability be recognized for exit and disposal costs only when the liability has been incurred and when it can be measured at fair value. The statement is effective for exit and disposal activities that are initiated after December 31, 2002. Occidental does not expect that the adoption of SFAS No. 146 will have a material impact on its financial statements.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. Occidental must implement SFAS No. 145 in the first quarter of 2003 and all comparative financial statements will be reclassified to conform to the 2003 presentation. The anticipated effect of the statement includes the reclassification of an extraordinary loss to net income from continuing operations of $3 million ($0.01 per share) in the six months ended June 30, 2001. There will be no effect on net income or basic earnings per common share.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations for long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Occidental adopted this statement in the first quarter of 2002 and it did not have an impact on the financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended June 30, 2002, there were no material changes in the information required to be provided under Item 305 of Regulation S-X included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) - Derivative Activities" in Occidental's 2001 Annual Report on Form 10-K.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Note 8 to the consolidated condensed financial statements in Part I hereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1 Amendment No. 1 to Occidental Petroleum Corporation Supplemental Retirement Plan (as amended and restated effective January 1, 1999)

              11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 2002 and 2001

              12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2002 and 2001 and the five years ended December 31, 2001

         (b)  Reports on Form 8-K

              During the quarter ended June 30, 2002, Occidental filed the following Current Reports on Form 8-K:

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

              4. Current Report on Form 8-K of the Occidental Petroleum Corporation Savings Plan (including by merger the Occidental Chemical Corporation Savings and Investment Plan and the Oxy Vinyls, LP Savings Plan) dated June 10, 2002 (date of earliest event reported), filed on June 12, 2002, for the purpose of reporting, under Item 4, a change in the certifying public accountant, and under Item 7, the filing of certain exhibits related thereto.

              5. Current Report on Form 8-K dated June 18, 2002 (date of earliest event reported), filed on June 19, 2002, for the purpose of reporting, under Item 9, a presentation by Stephen
                  I. Chazen, Chief Financial Officer and Executive Vice President - Corporate Development, at the Bank of America Securities Energy & Power Conference

              From June 30, 2002 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

              1. Current Report on Form 8-K dated July 22, 2002 (date of earliest event reported), filed on July 22, 2002, for the purpose of reporting, under Item 5, Occidental's results of operations.

                  for the second quarter ended June 30, 2002, and under Item 9, speeches and supplemental investor information relating to Occidental's second quarter 2002 earnings announcement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OCCIDENTAL PETROLEUM CORPORATION



DATE: August 9, 2002          S. P. Dominick, Jr.
                              --------------------------------------------------
                              S. P. Dominick, Jr., Vice President and Controller
                              (Chief Accounting and Duly Authorized Officer)

                                  EXHIBIT INDEX


EXHIBITS
--------
  10.1 Amendment No. 1 to Occidental Petroleum Corporation Supplemental Retirement Plan (as amended and restated effective January 1, 1999)

  11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 2002 and 2001

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2002 and 2001 and the five years ended December 31, 2001