Form 10-Q
period 2002-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2002-11-12
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                              Yes  [X]     No  [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at September 30, 2002
---------------------------------        ---------------------------------------
   Common stock $.20 par value                      376,950,570 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS

                                                                                     PAGE
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets--
                         September 30, 2002 and December 31, 2001                      2

                    Consolidated Condensed Statements of Operations--
                         Three and nine months ended September 30, 2002 and 2001       4

                    Consolidated Condensed Statements of Cash Flows--
                         Nine months ended September 30, 2002 and 2001                 5

                    Notes to Consolidated Condensed Financial Statements               6

          Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                          13

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk        23

          Item 4.   Controls and Procedures                                           23

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                                 24

          Item 6.   Exhibits and Reports on Form 8-K                                  24

SIGNATURES                                                                            26

CERTIFICATIONS                                                                        27

EXHIBIT INDEX                                                                         29

                          PART I FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                              (Amounts in millions)

                                                                                      2002           2001
===========================================================================     ==========     ==========
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                    $      298     $      198

   Receivables, net                                                                    910            661

   Inventories                                                                         471            414

   Prepaid expenses and other                                                          148            153

   Assets held for sale                                                                 47            131
                                                                                ----------     ----------

      Total current assets                                                           1,874          1,557


LONG-TERM RECEIVABLES, net                                                             263          2,185


INVESTMENTS IN UNCONSOLIDATED ENTITIES                                                 989            993


PROPERTY, PLANT AND EQUIPMENT, at cost, net of
   accumulated depreciation, depletion and amortization of $6,200
   at September 30, 2002 and $5,653 at December 31, 2001                            12,871         12,791


OTHER ASSETS                                                                           342            324


                                                                                ----------     ----------
                                                                                $   16,339     $   17,850
===========================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                              (Amounts in millions)

                                                                                      2002           2001
===========================================================================     ==========     ==========
LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Notes payable                                                                $       --     $       54
   Accounts payable                                                                    808            715
   Accrued liabilities                                                               1,293          1,080
   Liabilities held for sale                                                            17             18
   Domestic and foreign income taxes                                                   182             27
                                                                                ----------     ----------

      Total current liabilities                                                      2,300          1,894
                                                                                ----------     ----------

LONG-TERM DEBT, net of unamortized discount                                          4,141          4,065
                                                                                ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred and other domestic and foreign income taxes                                968          1,103
   Obligation under natural gas delivery commitment                                     --            145
   Other                                                                             2,193          2,322
                                                                                ----------     ----------

                                                                                     3,161          3,570
                                                                                ----------     ----------

MINORITY INTEREST                                                                      260          2,224
                                                                                ----------     ----------

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
   TRUST PREFERRED SECURITIES OF A SUBSIDIARY
   TRUST HOLDING SOLELY SUBORDINATED NOTES OF
   OCCIDENTAL                                                                          456            463
                                                                                ----------     ----------

STOCKHOLDERS' EQUITY
   Common stock, at par value                                                           75             75
   Additional paid-in capital                                                        3,939          3,857
   Retained earnings                                                                 2,079          1,788
   Accumulated other comprehensive income                                              (72)           (86)
                                                                                ----------     ----------

                                                                                     6,021          5,634
                                                                                ----------     ----------

                                                                                $   16,339     $   17,850
===========================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                 (Amounts in millions, except per-share amounts)

                                                                         Three Months Ended           Nine Months Ended
                                                                               September 30                September 30
                                                                   ------------------------    ------------------------
                                                                         2002          2001          2002          2001
===============================================================    ==========    ==========    ==========    ==========
REVENUES
   Net sales                                                       $    1,963    $    1,983    $    5,353    $    6,718
   Interest, dividends and other income                                    21            61            72           195
   Gains (losses) on disposition of assets, net                          (231)           (5)         (232)            8
   Income (loss) on equity investments                                     25           (28)           (1)          (63)
                                                                   ----------    ----------    ----------    ----------
                                                                        1,778         2,011         5,192         6,858
                                                                   ----------    ----------    ----------    ----------
COSTS AND OTHER DEDUCTIONS
   Cost of sales                                                        1,125         1,119         3,237         3,584
   Selling, general and administrative and other
      operating expenses                                                  207           157           519           525
   Exploration expense                                                     29            91           115           130
   Environmental remediation                                                8            --             8            49
   Minority interest                                                       22            41            63           117
   Interest and debt expense, net                                          79            91           231           313
                                                                   ----------    ----------    ----------    ----------
                                                                        1,470         1,499         4,173         4,718
                                                                   ----------    ----------    ----------    ----------
Income before taxes                                                       308           512         1,019         2,140
Provision (benefit)  for domestic and foreign income and
   other taxes                                                           (168)           69           179           714
                                                                   ----------    ----------    ----------    ----------
Income from continuing operations                                         476           443           840         1,426
Discontinued operations, net                                              (74)            1           (78)            2
Extraordinary loss, net                                                    --            --            --            (3)
Cumulative effect of changes in accounting principles, net                 --            --           (95)          (24)
                                                                   ----------    ----------    ----------    ----------
NET INCOME AND EARNINGS APPLICABLE TO
   COMMON STOCK                                                    $      402    $      444    $      667    $    1,401
                                                                   ==========    ==========    ==========    ==========

BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                               $     1.26    $     1.19    $     2.23    $     3.83
   Discontinued operations, net                                          (.19)           --          (.21)          .01
   Extraordinary loss, net                                                 --            --            --          (.01)
   Cumulative effect of changes in accounting principles, net              --            --          (.25)         (.06)
                                                                   ----------    ----------    ----------    ----------
Basic earnings per common share                                    $     1.07    $     1.19    $     1.77    $     3.77
                                                                   ==========    ==========    ==========    ==========

DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations                               $     1.25    $     1.18    $     2.22    $     3.81
   Discontinued operations, net                                          (.19)           --          (.21)          .01
   Extraordinary loss, net                                                 --            --            --          (.01)
   Cumulative effect of changes in accounting principles, net              --            --          (.25)         (.06)
                                                                   ----------    ----------    ----------    ----------
Diluted earnings per common share                                  $     1.06    $     1.18    $     1.76    $     3.75
                                                                   ==========    ==========    ==========    ==========
DIVIDENDS PER COMMON SHARE                                         $      .25    $      .25    $      .75    $      .75
                                                                   ==========    ==========    ==========    ==========

WEIGHTED AVERAGE BASIC COMMON SHARES                                    377.1         373.5         376.0         371.9
                                                                   ==========    ==========    ==========    ==========

DILUTIVE SHARES                                                         380.4         375.7         378.8         373.8
===============================================================    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                              (Amounts in millions)

                                                                                                2002           2001
=====================================================================================     ==========     ==========
CASH FLOW FROM OPERATING ACTIVITIES
   Income from continuing operations                                                      $      840     $    1,426
   Adjustments to reconcile income to net cash provided by
    operating activities:
      Depreciation, depletion and amortization of assets                                         759            722
      Deferred income tax benefit                                                               (265)           (97)
      Other noncash charges to income                                                             86             58
      Losses (gains) on disposition of assets, net                                               232             (8)
      Loss on equity investments                                                                   1             63
      Dry hole and impairment expense                                                             50             72
   Changes in operating assets and liabilities                                                   (26)            78
   Other operating, net                                                                         (141)          (109)
                                                                                          ----------     ----------
     Operating cash flow from continuing operations                                            1,536          2,205
     Operating cash flow from discontinued operations                                             (6)             7
                                                                                          ----------     ----------
     Net cash provided by operating activities                                                 1,530          2,212
                                                                                          ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                         (840)          (908)
   Sale of businesses and disposal of property, plant and equipment, net                          12            847
   Purchases of businesses, net                                                                  (98)           (38)
   Equity investments and other, net                                                              32            (83)
                                                                                          ----------     ----------
     Investing cash flow from continuing operations                                             (894)          (182)
     Investing cash flow from discontinued operations                                             (4)            (5)
                                                                                          ----------     ----------
     Net cash used by investing activities                                                      (898)          (187)
                                                                                          ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                                                   --             42
   Repurchase of trust preferred securities                                                       (7)            (7)
   Purchases for natural gas delivery commitment                                                 (95)           (90)
   Buyout of natural gas delivery commitment                                                    (179)            --
   Payments on long-term debt and non-recourse debt and capital lease liabilities                (29)        (1,303)
   Proceeds from issuance of common stock                                                         14             12
   Cash dividends paid                                                                          (281)          (278)
   Stock options exercised                                                                        47             70
   Other financing, net                                                                           (2)             1
                                                                                          ----------     ----------
     Net cash used by financing activities                                                      (532)        (1,553)
                                                                                          ----------     ----------
Increase in cash and cash equivalents                                                            100            472
Cash and cash equivalents--beginning of period                                                   198             97
                                                                                          ----------     ----------
Cash and cash equivalents--end of period                                                  $      298     $      569
=====================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 2002

1.   General

     The accompanying unaudited consolidated condensed financial statements have been prepared by Occidental Petroleum Corporation (Occidental) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental's Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A, filed July 19, 2002 (2001 Form 10-K). Amendment No. 1 was filed subsequent to a re-audit of the consolidated financial statements for the fiscal years ended December 31, 2001, 2000 and 1999, which was performed at Occidental's request. There were no changes in the balance sheet, net income, cash flow or earnings per share as a result of the re-audit.

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Occidental's consolidated financial position as of September 30, 2002, and the consolidated results of operations for the three and nine months then ended and the consolidated cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 30, 2002 are not necessarily indicative of the results of operations or cash flows expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 2002 presentation.

     Refer to Note 1 to the consolidated financial statements in the 2001 Form 10-K for a summary of significant accounting policies.

2.   Acquisitions, Dispositions and Commitments

     On June 2, 2002, Occidental signed a binding agreement with the United Arab Emirates (UAE) Offsets Group to acquire a 24.5 percent interest in the Dolphin Project and Dolphin Energy Limited (DEL) for $310 million, plus a payment of $12 million to account for historical costs through May 31, 2002. DEL is a company that also includes the UAE Offsets Group (51 percent interest) and TotalFinaElf (24.5 percent interest). The total payment, which is expected to be made in the fourth quarter, has been accrued and the amount has been allocated, on a preliminary basis, primarily to investment in unconsolidated entities. Occidental will also be responsible for its 24.5 percent share of costs on an ongoing basis. The Dolphin participants will collaborate on the $3.5 billion Dolphin Project, which consists of two parts: (1) a development and production sharing agreement with Qatar to develop and produce natural gas and condensate in Qatar's North Field; and (2) the rights for DEL to build, own and operate a 260-mile-long, 48-inch export pipeline to transport 2 billion cubic feet per day of dry natural gas from Qatar to markets in the UAE for a period of 25 years. Construction on the upstream production and processing facilities and the pipeline is expected to begin in 2003 and production is currently scheduled to begin in early 2006. The partners anticipate securing project financing. Because operations have not commenced, Occidental has not recorded any revenue or expense for this project and no oil and gas reserves have been recognized.

     In January 2002, Occidental and Lyondell Chemical Company (Lyondell) agreed, in principle, for Occidental to sell its 29.5-percent share of Equistar to Lyondell and to purchase an equity interest of approximately 21 percent in Lyondell. Occidental entered into this transaction to reduce its direct exposure to petrochemicals volatility, yet maintain a presence and preserve, through its Lyondell investment, an economic upside when the petrochemicals industry recovers. In connection with the agreement in principle, Occidental wrote down its investment in the Equistar partnership to fair value by recording a $240 million after-tax charge as of December 2001. After the writedown, the net book value of Occidental's investment in Equistar at December 31, 2001, after considering tax effects, approximated the fair value of the Lyondell shares Occidental expected to receive, less transaction costs. Occidental recorded an after-tax gain of $164 million in the third quarter of 2002 as a result of closing these transactions. Occidental's initial carrying value in the Lyondell investment was $489 million which represented the fair value of Lyondell's shares at August 22, 2002.

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

3.   Asset Write-downs and Discontinued Operations

     The results for the third quarter 2002 included pre-tax chemical asset write-downs of $25 million for a PVC dispersion resin plant and $12 million for production assets at a chlor-alkali facility. The fair value of these assets, which are classified as held for use, was determined by internal valuation methodologies. The write-downs were the result of continued depressed market conditions and regulatory requirements. In addition, Occidental recorded impairment charges of $30 million, after-tax, for the pending sale of its chromium business at Castle Hayne, N.C. and $39 million for the write-down of its Brazilian calendering operations in Rio de Janeiro, both of which are classified as discontinued operations. The fair value of these assets, which are classified as held for sale, was determined by reference to the expected sales proceeds from interested third party buyers.

4.   Accounting Changes

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

     In June 2002, the Emerging Issues Task Force (EITF) issued EITF issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which states that gains and losses on energy trading contracts (whether realized or unrealized) should be shown net in the income statement. In October 2002, the EITF clarified that all energy-trading contracts, including those contracts that are also derivatives under SFAS 133, should be shown net. Occidental implemented this EITF in the third quarter of 2002 and all comparative financial statements have been reclassified to conform to the current presentation. There was no change in gross margins, net income, cash flow or earnings per share for any period as a result of adopting this requirement. However, net sales and cost of sales were reduced by equal and offsetting amounts to reflect the adoption of this requirement. For the nine months ended September 30, 2002, net sales and costs of sales were both reduced by approximately $2.2 billion to conform to this requirement. For the three and nine months ended September 30, 2001, net sales and costs of sales were reduced by approximately $1.3 billion and $4.8 billion, respectively, to conform to the current presentation.

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

     The anticipated effect of the statement includes the reclassification of an extraordinary loss to net income from continuing operations of $3 million ($0.01 per share) in the nine months ended September 30, 2001. There will be no effect on net income or basic earnings per common share.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations for long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Occidental adopted this statement in the first quarter of 2002 and it did not have an impact on the financial statements when adopted.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Occidental's current policy for dismantlement, restoration and reclamation costs is to accrue the estimated future abandonment and removal costs of offshore production platforms, net of salvage value, over their operating lives. For onshore oil and gas production, Occidental estimates that the salvage value of the oil and gas properties generally will approximate the dismantlement, restoration and reclamation costs or that the net cost will not be material; therefore, no accrual is recorded. Occidental makes capital renewal expenditures for its chemical plants on a continual basis while an asset is in operation. Retirement obligations are provided for when a decision is made to dispose of a property or when operations have been curtailed on other than a temporary basis. Under SFAS No. 143, which is required to be adopted in the first quarter of 2003, companies are required to recognize the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of the useful life. Legal reviews of contracts and statutory retirement obligations are ongoing. If it is determined that a legal obligation exists, the cost of asset retirement obligations will be estimated, and the fair value of the obligations will be recorded, when SFAS No. 143 is adopted.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting and reporting requirements for acquired goodwill and intangible assets. The provisions of this statement must be applied starting with fiscal years beginning after December 15, 2001. At December 31, 2001, the balance sheet included approximately $108 million of goodwill and intangible assets with annual amortization expense of approximately $6 million recorded in each of the years' income statements for the three-year period ended December 31, 2001. As a result, elimination of goodwill amortization would not have had a material impact on net income or earnings per share of any of the years presented and, as a result, the transitional disclosures of adjusted net income excluding goodwill amortization described by SFAS No. 142 have not been presented. Upon implementation of SFAS No. 142 in the first quarter of 2002, three separate specialty chemical businesses were identified as separate reporting units and tested for goodwill impairment. All three of these businesses are components of the chemical segment and were the only reporting units having any goodwill on the balance sheet. The fair value of each of the three reporting units was determined through third party appraisals. The appraisals determined fair value to be the price that the assets could be sold for in a current transaction between willing parties. As a result of the impairment testing, Occidental recorded a "cumulative effect of changes in accounting principles" after-tax reduction in net income of approximately $95 million due to the impairment of all the goodwill attributed to these reporting units. Occidental now has no remaining goodwill on its financial statements.

5.   Comprehensive Income

     The following table presents Occidental's comprehensive income items (in millions):

                                                                             Periods Ended September 30
                                                          ---------------------------------------------
                                                                   Three Months             Nine Months
                                                          ---------------------   ---------------------
                                                               2002        2001        2002        2001
     ==================================================   =========   =========   =========   =========
     Net income                                           $     402   $     444   $     667   $   1,401
     Other comprehensive income items
        Foreign currency translation adjustments                 12          (9)         --         (21)
        Derivative activity                                      (9)         (3)        (18)          6
        Cumulative effect of change in
          accounting principles                                  --          --          --         (27)
        Unrealized gains (losses) on securities                 (50)         --          32           2
                                                          ---------   ---------   ---------   ---------
     Other comprehensive (loss) income, net of tax              (47)        (12)         14         (40)
                                                          ---------   ---------   ---------   ---------
     Comprehensive income                                 $     355   $     432   $     681   $   1,361
                                                          =========   =========   =========   =========

6.   Supplemental Cash Flow Information

     During the nine months ended September 30, 2002 and 2001, net cash (refunds) payments for federal, foreign and state income taxes totaled approximately $(3) million and $326 million, respectively. Interest paid (net of interest capitalized) totaled approximately $212 million and $312 million for the nine months ended September 30, 2002 and 2001, respectively.

7.   Inventories

     Oil & Gas Segment
     -----------------
     Materials and supplies are valued at the lower of average cost or market. Inventories are reviewed periodically (at least annually) for obsolescence. Oil and gas product inventories, which typically represent the last few days of production at the end of each period with the exception of the natural gas storage program, are valued at the lower of cost or market. Trading inventory is valued at market.

     Chemical Segment
     ----------------
     In countries where allowable, Occidental values its inventories using the last-in, first-out (LIFO) method as it better matches current costs and current revenue. Accordingly, Occidental accounts for domestic inventories in its chemical business, other than materials and supplies, on the LIFO method. For other countries, Occidental uses the first-in, first-out (FIFO) method (if the costs of goods are specifically identifiable) or the average-cost method (if the costs of goods are not specifically identifiable). Materials and supplies are accounted for using a weighted average cost method.

     The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

                    Balance at                  September 30, 2002     December 31, 2001
                    ========================    ==================    ==================
                    Raw materials                    $     44              $     53
                    Materials and supplies                133                   119
                    Work in process                         1                    --
                    Finished goods                        292                   252
                                                     --------              --------
                                                          470                   424
                    LIFO adjustment                         1                   (10)
                                                     --------              --------
                    Total                            $    471              $    414
                                                     ========              ========

8.   Derivative Activities

     Occidental's market-risk exposures relate primarily to commodity prices, and, to a lesser extent, interest rates and foreign currency exchange rates. Occidental's oil and gas segment results are sensitive mainly to fluctuations in crude oil and natural gas prices. Occidental may periodically use different types of derivative instruments to achieve the best prices for oil and gas and to reduce its exposure to price volatility, thus mitigating fluctuations in commodity-related cash flows. Usually, Occidental does not hedge against fluctuations in long-term oil and gas prices. Overall, Occidental's use of derivatives in commodity hedging activity remains at a relatively low dollar level. Changes in a derivative instrument's fair value must be recognized in earnings unless specific hedge accounting criteria are met. Changes in the fair value of derivative instruments that meet specific cash-flow hedge accounting criteria are reported in other comprehensive income (OCI). The gains and losses on cash-flow hedge transactions that are reported in OCI are reclassified to earnings in the periods in which earnings are affected by the variability of the hedged item's cash flows. Mark-to-market gains and losses from derivatives that qualify for fair-value hedge accounting are recorded in earnings throughout the life of the hedge and are generally offset by the change in fair value of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.

     For the three and nine months ended September 30, 2002, the results of operations included a net pre-tax loss of $4 million and $175 thousand, respectively, related to derivative mark-to-market adjustments. For the three and nine months ended September 30, 2001, the results of operations included a net pre-tax gain of $1 million and $41 million, respectively, related to derivative mark-to-market adjustments. The amount of interest expense recorded in the income statement was lower by approximately $11 million and $32 million for the three and nine months ended September 30, 2002, respectively, to reflect net pre-tax gains from fair-value hedges. Net interest expense was lower by $0.8 million for the three and nine months ended September 30, 2001 to reflect net pre-tax gains from fair-value hedges. During both the three and nine months ended September 30, 2002, a $8 million after-tax loss was reclassified from OCI to income resulting from the expiration of cash-flow hedges. During the three and nine months ended September 30, 2001, a $4 million after-tax loss and a $4 million after-tax gain, respectively, were reclassified from OCI to income resulting from the expiration of cash-flow hedges. During the three and nine months ended September 30, 2002, net unrealized after-tax losses of $17 million and $27 million, respectively, were recorded to OCI relating to changes in current cash-flow hedges. During the three and nine months ended September 30, 2001, net unrealized after-tax gains of $1 million and $2 million, respectively, were recorded to OCI relating to changes in current cash-flow hedges. During the next twelve months, Occidental expects that $14 million of net derivative after-tax losses included in OCI, based on their valuation at September 30, 2002, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three and nine months ended September 30, 2002 and 2001.

9.   Lawsuits, Claims, Commitments, Contingencies and Related Matters

     Occidental and certain of its subsidiaries have been named as defendants or as potentially responsible parties in a substantial number of lawsuits, claims and proceedings. They have also been named as potentially responsible parties in governmental proceedings under the Comprehensive Environmental Response, Compensation and

     Liability Act and similar state acts. These governmental proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties aggregating substantial amounts. Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs that can be reasonably estimated.

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

10.  Income Taxes

     The provision for taxes based on income for the 2002 and 2001 interim periods was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pre-tax income excluding significant unusual items.

     The provision for income taxes for the three months and nine months ended September 30, 2002 reflected the tax benefit resulting from the sale of the Equistar equity investment. The provision for income taxes for the three months and nine months ended September 30, 2001 reflected the tax effects of the loss on the sale of the entity that owns pipelines in Texas that are leased to a former subsidiary and the gain recognized on the sale of the Tangguh LNG interest, net of the effects of foreign tax credits. The provision for taxes for the nine months ended September 30, 2001, included an after-tax benefit of $45 million (pre-federal tax benefit of $70 million) related to a settlement of a state tax issue.

11.  Investments in Unconsolidated Entities

     At September 30, 2002, Occidental's equity investments consisted primarily of a 21 percent interest in Lyondell, acquired in August 2002 (See Note 2), and interests in various partnerships and joint ventures. The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                                 Periods Ended September 30
                                        ---------------------------------------------------
                                                   Three Months                 Nine Months
                                        -----------------------     -----------------------
                                             2002(1)       2001          2002(2)       2001
                                        =========     =========     =========     =========
          Revenues                      $     501     $     512     $   1,490     $   1,790
          Costs and expenses                  476           540         1,491         1,853
                                        ---------     ---------     ---------     ---------
          Net income                    $      25     $     (28)    $      (1)    $     (63)
          =================================================================================

          (1) Includes the QTD August 2002 results of Equistar and the September 2002 results of Lyondell.

          (2) Includes the YTD August 2002 results of Equistar and the September 2002 results of Lyondell.

     In December 2001, Occidental recorded an impairment of its Equistar investment. See Note 2 for further information. In January 2002, Equistar recorded a $1.1 billion cumulative effect of a change in accounting principles to reflect the impairment of its entire balance of goodwill. Occidental did not reflect this write-down in its investment in Equistar because (1) Occidental had, in effect, already recorded this write-down in December 2001, (2) Occidental's carrying value in January 2002 was realizable based on the estimated value of the pending sale (as discussed in Note 2) and (3) there was no significant difference between Occidental's carrying value of its Equistar investment and the underlying equity in net assets of Equistar subsequent to both Occidental's and Equistar's write-downs.

     At September 30, 2002, investments in unconsolidated entities also included an interest in Premcor, Inc., which became a publicly-traded company in April 2002. In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," this investment is being accounted for as an available-for-sale security and was adjusted to fair value with an unrealized gain (loss) of $(50) million and $32 million, net of tax, recorded to OCI in stockholders' equity for the three and nine months ended September 30, 2002.

12.  Industry Segments

     The following table presents Occidental's interim industry segment disclosures (in millions):

                                                Oil and Gas          Chemical          Corporate               Total
     ====================================      =============      =============      =============         =============
     Nine months ended September 30, 2002
        Net sales                              $       3,347      $       2,006      $          --         $       5,353
                                               =============      =============      =============         =============
        Pretax operating profit (loss)         $       1,556      $        (180)     $        (357) (a)    $       1,019
        Income taxes                                    (339)               397               (237) (b)             (179)
        Discontinued operations, net                      --                 --                (78)                  (78)
        Extraordinary (loss), net                         --                 --                 --                    --
        Cumulative effect of changes in
          accounting principles, net                      --                 --                (95)                  (95)
                                               -------------      -------------      -------------         -------------
        Net income (loss)                      $       1,217 (c)  $         217 (d)  $        (767)        $         667
     ====================================      =============      =============      =============         =============
     Nine months ended September 30, 2001
        Net sales                              $       4,310      $       2,408      $          --         $       6,718
                                               =============      =============      =============         =============
        Pretax operating profit (loss)         $       3,069      $         (10)(f)  $        (919)(a)(g)  $       2,140
        Income taxes                                    (390)                24               (348)(b)(h)           (714)
        Discontinued operations, net                      --                 --                  2                     2
        Extraordinary loss, net                           --                 --                 (3)                   (3)
        Cumulative effect of changes in
          accounting principles, net                      --                 --                (24)                  (24)
                                               -------------      -------------      -------------         -------------
        Net income (loss)                      $       2,679 (e)  $          14      $      (1,292)(i)     $       1,401
     ====================================      =============      =============      =============         =============

    (a) Includes unallocated net interest expense, administration expense and other items.
    (b) Includes unallocated income taxes.
    (c) Includes an after-tax gain of $7 million related to the sale of additional interests in Gulf of Mexico assets.
    (d) Includes an after-tax gain of $164 million related to the sale of the Equistar investment and a pre-tax charge of $51 million for severance and asset write-downs.
    (e) Includes an after-tax gain of $399 million related to the sale of an interest in the Tangguh LNG project and an after-tax gain of $7 million related to the sale of additional interests in Gulf of Mexico assets.
    (f) Includes a pre-tax charge of $26 million related to severance and plant shut-down costs.
    (g) Includes a pre-tax charge of $49 million related to environmental remediation costs and a pre-tax insurance dividend of $6 million.
    (h) Includes an after-tax benefit of $45 million (pre-federal tax benefit of $70 million) related to a settlement of a state tax issue.
    (i) Includes an after-tax loss of $272 million on the sale of the entity that owns pipelines in Texas that are leased to a former subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Occidental Petroleum Corporation (Occidental) reported net income for the first nine months of 2002 of $667 million, on net sales of $5.4 billion, compared with net income of $1.4 billion, on net sales of $6.7 billion, for the same period of 2001. Occidental's net income for the third quarter of 2002 was $402 million compared with net income of $444 million for the third quarter of 2001, with net sales of $2.0 billion for both periods. Basic earnings per common share were $1.77 for the first nine months of 2002, compared with $3.77 for the same period of 2001. Basic earnings per common share were $1.07 for the third quarter of 2002, compared with $1.19 for the same period of 2001.

Net income for the three and nine months ended September 30, 2002 included an after-tax gain of $164 million on the sale of the Equistar investment, a pre-tax charge of $37 million for chemical asset write-downs, an after-tax charge of $74 million for discontinued operations and an after-tax gain of $7 million on the sale of additional interests in the Gulf of Mexico (GOM) assets. Net income for the nine months ended September 30, 2002 also included a $95 million after-tax cumulative effect of a change in accounting principles and a pre-tax charge of $14 million for chemical severance costs. Net income for the three and nine months ended September 30, 2001 included an after-tax gain of $399 million on the sale of Occidental's interest in the Indonesian Tangguh LNG project and an after-tax loss of $272 million on the sale of an entity that owned pipelines. Net income for the nine months ended September 30, 2001 also included a pre-tax charge of $26 million for chemical severance and plant shutdown costs, a pre-tax gain of $70 million from a settlement of a state tax issue, a pre-tax charge of $49 million for environmental remediation, a $24 million after-tax cumulative effect of a change in accounting principles, an after-tax gain of $7 million on the sale of additional interests in the GOM assets and a $6 million pre-tax insurance dividend. Additionally, net income for the three months ended September 30, 2002, compared with the same period in 2001, reflected higher worldwide crude oil and chemical prices, lower exploration expense and income from the investment in Equistar (compared to a loss in the prior period), partially offset by lower natural gas prices. Net income for the nine months ended September 30, 2002, compared with the same period in 2001, reflected lower worldwide crude oil, natural gas and chemical prices, partially offset by higher crude oil volumes, lower exploration expense and lower raw material and feedstock costs.

There was no significant change in net sales for the three months ended September 30, 2002, compared with the same period in 2001, because the effect of higher worldwide crude oil prices was mostly offset by lower natural gas prices. The decrease in net sales for the nine months ended September 30, 2002, compared with the same period in 2001, primarily reflected lower worldwide crude oil, natural gas and chemical prices and lower natural gas and chemical volumes, partially offset by higher crude oil volumes. Interest, dividends and other income for the three months ended September 30, 2001 included $24 million of interest income on notes receivable from the Altura partners. Interest, dividends and other income for the nine months ended September 30, 2002 included interest income on notes receivable from the Altura partners of $22 million, compared to $85 million for the same period in 2001. The notes receivable from the Altura partners were paid in April 2002. See "Acquisitions, Dispositions and Commitments" below for more information. Gains (losses) on disposition of assets for the three months and nine months ended September 30, 2002 included the pre-tax loss on the sale of the Equistar equity investment. Gains (losses) on disposition of assets for the three months and nine months ended September 30, 2001, included the pre-tax gain on the sale of the interest in the Tangguh LNG project and the pre-tax loss on the sale of an interest in the subsidiary that leased a pipeline to Occidental's former MidCon subsidiary. The increase in income from equity investments for the three and nine months ended September 30, 2002, compared with the same periods in 2001, primarily resulted from improved results from the Equistar and OxyMar equity investments.

In the third quarter 2002, Occidental adopted Emerging Issues Task Force Issue
(EITF) No. 02-3, which prescribed significant changes in how revenue from energy trading is recorded. Occidental has two major types of oil and gas revenues: (1) revenues from its equity production; and (2) revenues from the sale of oil and gas produced by other companies, but purchased and resold by Occidental, referred to as revenue from trading activities. Both types of sales involve physical deliveries and have been historically recorded on a gross basis in accordance with generally accepted accounting principles. With the adoption of EITF Issue No. 02-3 (see "Accounting Changes" below for further information) in the third quarter 2002, Occidental now reflects the revenue from trading activities on a net basis.

There was no change in gross margins, net income, cash flow or earnings per share for any period as a result of adopting this requirement. However, net sales and cost of sales were reduced by equal and offsetting amounts to reflect the adoption of this requirement. Occidental has not engaged in any of the round-trip trading activities that were the focus of the FERC's energy-industry investigatory activity earlier this year. For the nine months ended September 30, 2002, net sales and cost of sales were reduced by approximately $2.2 billion to conform to this requirement. For the three and nine months ended September 30, 2001, net sales and costs of sales were reduced by approximately $1.3 billion and $4.8 billion, respectively, to conform to the current presentation.

Exploration expense for the nine months ended September 30, 2002 included the write-off of leases in the San Joaquin Valley. Exploration expense for the three and nine months ended September 30, 2001, included a $66 million write-off of the Gibraltar well in Colombia. The decrease in minority interest of $19 million and $54 million for the three and nine months ended September 30, 2002, respectively, compared with the same periods in 2001, primarily resulted from redeeming the remaining minority interests held by BP plc and Royal Dutch/Shell in the Altura partnership. The decrease in interest and debt expense, net of $12 million and $82 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001, was primarily due to lower outstanding debt and lower interest rates. The provision for income taxes for the three months and nine months ended September 30, 2002 reflected the tax benefit resulting from the sale of the Equistar equity investment. The tax provision included in the three months and nine months ended September 30, 2001 reflected the tax effects of the loss on the sale of the entity that owns pipelines in Texas that were leased to a former subsidiary and the gain recognized on the sale of the Tangguh LNG interest net of foreign tax credits. The provision for income taxes for the nine months ended September 30, 2001 also included a $45 million after-tax benefit ($70 million pre-federal tax benefit) for the settlement of a state tax issue.

SEGMENT OPERATIONS

The following table sets forth the sales and earnings of each operating segment and corporate items (in millions):

                                                                             Periods Ended September 30
                                                    ---------------------------------------------------
                                                               Three Months                 Nine Months
                                                    -----------------------     -----------------------
                                                         2002          2001          2002          2001
===============================================     =========     =========     =========     =========
SEGMENT NET SALES
   Oil and Gas                                      $   1,224     $   1,251     $   3,347     $   4,310
   Chemical                                               739           732         2,006         2,408
                                                    ---------     ---------     ---------     ---------

NET SALES                                           $   1,963     $   1,983     $   5,353     $   6,718
                                                    =========     =========     =========     =========
SEGMENT EARNINGS
   Oil and Gas                                      $     490     $     927     $   1,217     $   2,679
   Chemical                                               214            38           217            14
                                                    ---------     ---------     ---------     ---------
                                                          704           965         1,434         2,693
UNALLOCATED CORPORATE ITEMS
   Interest expense, net                                  (73)          (60)         (195)         (207)
   Income taxes                                          (105)         (128)         (250)         (550)
   Trust preferred distributions & other                  (12)          (13)          (35)          (43)
   Other                                                  (38)         (321)         (114)         (467)
                                                    ---------     ---------     ---------     ---------
INCOME FROM CONTINUING OPERATIONS                         476           443           840         1,426
Discontinued operations, net                              (74)            1           (78)            2
Extraordinary loss, net                                    --            --            --            (3)
Cumulative effect of changes in accounting
   principles, net                                         --            --           (95)          (24)
                                                    ---------     ---------     ---------     ---------

NET INCOME                                          $     402     $     444     $     667     $   1,401
===============================================     =========     =========     =========     =========

SIGNIFICANT ITEMS AFFECTING EARNINGS


Occidental's results of operations often include significant items affecting earnings that vary widely and unpredictably in nature and amount. Therefore, management uses a measure called "core earnings", which excludes those items. This non-GAAP measure is not meant to disassociate those items from management's performance, but rather is meant to provide useful information to investors interested in comparing Occidental's earnings performance between periods. Core earnings is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.


The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate:

                                                                                         Periods Ended September 30
                                                                ---------------------------------------------------
                                                                           Three Months                 Nine Months
                                                                -----------------------     -----------------------
(in millions)                                                        2002          2001          2002          2001
===========================================================     =========     =========     =========     =========
OIL AND GAS
Segment Earnings                                                $     490     $     927     $   1,217     $   2,679
Less: Significant items affecting earnings
   Gain on sale of additional interests in Gulf
      Of Mexico assets *                                                7            --             7             7
   Gain on sale of interest in the Indonesian
      Tangguh LNG project *                                            --           399            --           399
                                                                ---------     ---------     ---------     ---------
Segment Core Earnings                                                 483           528         1,210         2,273
                                                                ---------     ---------     ---------     ---------

CHEMICAL
Segment Earnings                                                      214            38           217            14
Less: Significant items affecting earnings
   Gain on sale of Equistar investment *                              164            --           164            --
   Severance, plant shutdown costs and asset write-downs              (37)           --           (51)          (26)
                                                                ---------     ---------     ---------     ---------
Segment Core Earnings                                                  87            38           104            40
                                                                ---------     ---------     ---------     ---------

CORPORATE
Segment Earnings (Loss)                                              (302)         (521)         (767)       (1,292)
Less: Significant items affecting earnings
   Loss on sale of pipeline-owning entity *                            --          (272)           --          (272)
   Settlement of state tax issue                                       --            --            --            70
   Environmental remediation                                           --            --            --           (49)
   Insurance dividend                                                  --            --            --             6
   Changes in accounting principles, net *                             --            --           (95)          (24)
   Discontinued operations, net *                                     (74)            1           (78)            2
   Extraordinary loss on debt redemption, net *                        --            --            --            (3)
   Tax effect of pre-tax adjustments                                   13            --            18            --
                                                                ---------     ---------     ---------     ---------
Segment Core Earnings (Loss)                                         (241)         (250)         (612)       (1,022)
                                                                ---------     ---------     ---------     ---------

TOTAL CORE EARNINGS                                             $     329     $     316     $     702     $   1,291
===========================================================     =========     =========     =========     =========

* These amounts are shown after tax.

OIL AND GAS SEGMENT

                                                                                         Periods Ended September 30
                                                                ---------------------------------------------------
                                                                           Three Months                 Nine Months
                                                                -----------------------     -----------------------
Summary of Operating Statistics                                      2002          2001          2002          2001
===========================================================     =========     =========     =========     =========
NET PRODUCTION PER DAY:
     CRUDE OIL AND NATURAL GAS LIQUIDS (MBL)
       United States                                                  230           215           231           211
       Latin America                                                   46            48            47            32
       Eastern Hemisphere                                             120           121           130           120

     NATURAL GAS (MMCF)
       United States                                                  564           602           574           613
       Eastern Hemisphere                                              74            50            58            49

BARRELS OF OIL EQUIVALENT - (MBOE)                                    502           493           513           473
-----------------------------------------------------------     ---------     ---------     ---------     ---------

AVERAGE SALES PRICE:
     CRUDE OIL ($/BBL)
       United States                                            $   25.75     $   23.03     $   22.81     $   23.48
       Latin America                                            $   25.35     $   21.14     $   22.21     $   21.40
       Eastern Hemisphere                                       $   24.59     $   22.60     $   21.61     $   22.66

     NATURAL GAS ($/MCF)
       United States                                            $    2.94     $    4.49     $    2.74     $    7.71
       Eastern Hemisphere                                       $    1.95     $    2.16     $    2.14     $    2.25
===========================================================     =========     =========     =========     =========

Oil and gas earnings for the third quarter of 2002 were $490 million, compared with $927 million for the same period of 2001. Oil and gas core earnings were $483 million for the third quarter of 2002, compared with $528 million for the same period of 2001. Oil and gas earnings for the first nine months of 2002 were $1.2 billion, compared with $2.7 billion for the same period of 2001. Oil and gas core earnings were $1.2 billion for the first nine months of 2002, compared with $2.3 billion for the first nine months of 2001. The decrease in core earnings for the three months ended September 30, 2002, compared with the same period in 2001, primarily reflected lower natural gas prices, partially offset by higher worldwide crude oil prices and lower exploration expenses. The decrease in core earnings for the nine months ended September 30, 2002, compared with the same period in 2001, primarily reflected lower worldwide crude oil and natural gas prices, partially offset by higher crude oil volumes and lower exploration expense.

The decrease in net sales of $27 million for the three months ended September 30, 2002, compared with the same period in 2001, primarily reflected lower natural gas prices, partially offset by higher crude oil prices. The decrease in net sales of $963 million for the nine months ended September 30, 2002, compared with the same period in 2001, primarily reflected lower crude oil and natural gas prices and lower natural gas volumes, partially offset by higher crude oil volumes.

Occidental's sensitivity to changes in oil and gas prices is similar to prior quarters. A $1.00 per million BTUs swing in NYMEX gas prices will have an approximately $54 million impact on quarterly segment earnings, and a $1.00 per barrel change in oil prices will impact quarterly earnings by approximately $28 million.

For the first nine months of 2002, production volumes increased approximately 8 percent to 513,000 barrels of oil equivalent (BOE) per day compared with 473,000 BOE per day for the same period in 2001. Occidental expects fourth quarter 2002 oil and gas production to remain at approximately the same level as third quarter 2002 production. Occidental expects 2003 production to increase to an average of 525,000 BOE per day due to the expected startup of Horn Mountain in the deepwater Gulf of Mexico at the end of 2002 and the expected startup of the Eden Yuturi field in Ecuador in the second half of 2003.

CHEMICAL SEGMENT

                                                                                         Periods Ended September 30
                                                                ---------------------------------------------------
                                                                           Three Months                 Nine Months
                                                                -----------------------     -----------------------
Summary of Operating Statistics                                      2002          2001          2002          2001
===========================================================     =========     =========     =========     =========
MAJOR PRODUCT VOLUMES
     Chlorine (M Tons)                                                685           720         2,121         2,211
     Caustic Soda (M Tons)                                            716           760         2,033         2,179
     Ethylene Dichloride (M Tons)                                      94           208           386           584
     PVC Resins (MM Lbs.)                                           1,022         1,015         3,215         3,128

MAJOR PRODUCT PRICE INDEX (BASE 1987-1990  = 1.0)
     Chlorine                                                        1.37          0.68          0.83          0.78
     Caustic                                                         0.61          1.36          0.72          1.37
     Ethylene Dichloride                                             1.30          0.43          1.02          0.66
     PVC Resins                                                      0.88          0.65          0.70          0.71
===========================================================     =========     =========     =========     =========

Chemical earnings for the third quarter of 2002 were $214 million, compared with $38 million for the same period of 2001. Chemical core earnings were $87 million for the third quarter of 2002, compared with $38 million for the same period of 2001. Chemical earnings for the first nine months of 2002 were $217 million, compared with $14 million for the same period of 2001. Chemical core earnings were $104 million for the first nine months of 2002, compared with $40 million for the first nine months of 2001. The increase in core earnings for the three months ended September 30, 2002, compared with the same period in 2001, is primarily due to higher prices for polyvinyl chloride resins (PVC), ethylene dichloride (EDC) and chlorine and income from the Equistar and OxyMar equity investments compared with a loss in the prior period, partially offset by lower caustic soda prices. The increase in core earnings for the nine months ended September 30, 2002, compared with the same period in 2001, is primarily the result of lower raw material and feedstock costs, higher prices for EDC and improved results from the Equistar equity investment, partially offset by lower sales prices for caustic soda and PVC.

The increase in net sales of $7 million for the three months ended September 30, 2002, compared with the same period in 2001, primarily reflected higher sales prices for PVC, EDC and chlorine, partially offset by lower prices for caustic soda and lower sales volumes. The decrease in net sales of $402 million for the nine months ended September 30, 2002, compared with the same period in 2001, primarily reflected lower sales prices for caustic soda and PVC and lower sales volumes, partially offset by higher sales prices for EDC.

In the third quarter 2002, Occidental closed the sale of its interest in Equistar in exchange for an equity interest in Lyondell Chemical Company and recorded an after-tax gain of $164 million. Occidental entered into this transaction to reduce its direct exposure to petrochemicals volatility. Occidental's chloro-vinyls business conditions differ substantially from those that prevail in the petrochemical industry; while there has been significant expansion of capacity in the petrochemical industry, current capacity has declined in the chloro-vinyls chain due to the closure and temporary idling of a number of chlor-alkali facilities. These factors have contributed to stronger prices and margins in the vinyls chain while margin improvement for caustic soda has lagged due to a slowdown in the industrial sector.

CORPORATE AND OTHER

Segment earnings include credits/(charges) in lieu of U.S. federal income taxes. In the first nine months of 2002 and 2001, segment earnings benefited by $401 million and $1 million, respectively, from credits allocated. This included (charges) credits of $(2) million and $403 million at oil and gas and chemical, respectively, in the first nine months of 2002 and $(37) million and $38 million at oil and gas and chemical, respectively, for the first nine months of 2001. The 2002 amount in chemicals includes a credit for the tax effects of the sale of the Equistar investment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $1.5 billion for the first nine months of 2002, compared with net cash provided of $2.2 billion for the same period of 2001. The decrease in the 2002 amount of approximately $682 million is primarily attributable to lower core earnings.

Occidental's net cash used by investing activities was $898 million for the first nine months of 2002, compared with net cash used of $187 million for the same period of 2001. The 2001 amount includes the pre-tax proceeds from the sale of the interest in the Tangguh LNG project and the sale of an interest in the subsidiary that leased a pipeline to Occidental's former MidCon subsidiary. Capital expenditures for the first nine months of 2002 were $840 million, including $742 million in oil and gas. Capital expenditures for the first nine months of 2001 were $908 million, including $800 million in oil and gas.

Occidental's financing activities used net cash of $532 million in the first nine months of 2002, compared with cash used of $1.6 billion for the same period of 2001. The 2002 amount includes $179 million for the net buyout of the natural gas delivery commitment. The 2001 amount primarily reflects debt payments of $1.3 billion from free cash flow and from proceeds of asset sales.

Occidental has reclassified approximately $650 million of maturities due in the next 12 months to long-term debt based on its ability to refinance this debt on a long-term basis utilizing its committed credit lines. Of this amount, $450 million are notes due in 2013, subject to remarketing at a specified 10 year Treasury yield in 2003. As current market levels are below the specified yield, remarketing or refinancing is likely. Available but unused lines of committed bank credit totaled approximately $2.1 billion at September 30, 2002 and December 31, 2001 (before consideration of the $650 million of current maturities mentioned above).

Occidental currently expects to spend approximately $1.2 billion on its 2002 capital spending program with about $1.1 billion for oil and gas, excluding the purchase price for the Dolphin project, which is discussed below. Occidental expects to have sufficient cash in 2002 from operations, and from proceeds from existing credit facilities, as necessary, to fund its operating needs, capital expenditure requirements (including the Dolphin project), dividend payments and mandatory debt repayments.

ACQUISITIONS, DISPOSITIONS AND COMMITMENTS

On June 2, 2002, Occidental signed a binding agreement with the United Arab Emirates (UAE) Offsets Group to acquire a 24.5 percent interest in the Dolphin Project and Dolphin Energy Limited (DEL) for $310 million, plus a payment of $12 million to account for historical costs through May 31, 2002. DEL is a company that also includes the UAE Offsets Group (51 percent interest) and TotalFinaElf (24.5 percent interest). The total payment, which is expected to be made in the fourth quarter, has been accrued and the amount has been allocated, on a preliminary basis, primarily to investment in unconsolidated entities. Occidental will also be responsible for its 24.5 percent share of costs on an ongoing basis. The Dolphin participants will collaborate on the $3.5 billion Dolphin Project, which consists of two parts: (1) a development and production sharing agreement with Qatar to develop and produce natural gas and condensate in Qatar's North Field; and (2) the rights for DEL to build, own and operate a 260-mile-long, 48-inch export pipeline to transport 2 billion cubic feet per day of dry natural gas from Qatar to markets in the UAE for a period of 25 years. Construction on the upstream production and processing facilities and the pipeline is expected to begin in 2003 and production is currently scheduled to begin in early 2006. The partners anticipate securing project financing. Because operations have not commenced, Occidental has not recorded any revenue or expense for this project and no oil and gas reserves have been recognized.

In January 2002, Occidental and Lyondell Chemical Company (Lyondell) agreed, in principle, for Occidental to sell its 29.5-percent share of Equistar to Lyondell and to purchase an equity interest of approximately 21 percent in Lyondell. Occidental entered into this transaction to reduce its direct exposure to petrochemicals volatility, yet maintain a presence and preserve, through its Lyondell investment, an economic upside when the petrochemicals industry recovers. In connection with the agreement in principle, Occidental wrote down its investment in the Equistar partnership to fair value by recording a $240 million after-tax charge as of December 2001. After the write-down, the net book value of Occidental's investment in Equistar at December 31, 2001, after considering tax effects, approximated the fair value of the Lyondell shares Occidental expected to receive, less transaction costs. Occidental recorded an after-tax gain of $164 million in the third quarter of 2002 as a result of closing these transactions. Occidental's initial carrying value in the Lyondell investment was $489 million which represented the fair value of Lyondell's shares at August 22, 2002.

As described in the preceding paragraph, in December 2001, Occidental recorded an impairment of its Equistar investment. In January 2002, Equistar recorded a $1.1 billion cumulative effect of a change in accounting principles to reflect the impairment of its entire balance of goodwill. Occidental did not reflect this write-down in its investment in Equistar because (1) Occidental had, in effect, already recorded this write-down as of December 2001, (2) Occidental's carrying value in January 2002 was realizable based on the estimated value of the pending sale (as discussed above) and (3) there was no significant difference between Occidental's carrying value of its Equistar investment and the underlying equity in net assets of Equistar subsequent to both Occidental's and Equistar's write-downs.

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

DERIVATIVE ACTIVITIES

Occidental's market-risk exposures relate primarily to commodity prices, and, to a lesser extent, interest rates and foreign currency exchange rates. Occidental's results are sensitive mainly to fluctuations in crude oil and natural gas prices. Occidental may periodically use different types of derivative instruments to achieve the best prices for oil and gas and to reduce its exposure to price volatility, thus mitigating fluctuations in commodity-related cash flows. Usually, Occidental does not hedge against fluctuations in long-term oil and gas prices. Overall, Occidental's use of derivatives in commodity hedging activity remains at a relatively low dollar level. Changes in a derivative instrument's fair value must be recognized in earnings unless specific hedge accounting criteria are met. Changes in the fair value of derivative instruments that meet specific cash-flow hedge accounting criteria are reported in other comprehensive income (OCI). The gains and losses on cash-flow hedge transactions that are reported in OCI are reclassified to earnings in the periods in which earnings are affected by the variability of the hedged item's cash flows. Mark-to-market gains and losses from derivatives that qualify for fair-value hedge accounting are recorded in earnings throughout the life of the hedge and are generally offset by the change in fair value of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.

For the three and nine months ended September 30, 2002, the results of operations included a net pre-tax loss of $4 million and $175 thousand, respectively, related to derivative mark-to-market adjustments. For the three and nine months ended September 30, 2001, the results of operations included a net pre-tax gain of $1 million and $41 million, respectively, related to derivative mark-to-market adjustments. The amount of interest expense recorded in the income statement was lower by approximately $11 million and $32 million for the three and nine months ended September 30, 2002, respectively, to reflect net pre-tax gains from fair-value hedges. Net interest expense was lower by $0.8 million for the three and nine months ended September 30, 2001 to reflect net pre-tax gains from fair-value hedges. During both the three and nine months ended September 30, 2002, a $8 million after-tax loss was reclassified from OCI to income resulting from the expiration of cash-flow hedges. During the three and nine months ended September 30, 2001, a $4 million after-tax loss and a $4 million after-tax gain, respectively, were reclassified from OCI to income resulting from the expiration of cash-flow hedges. During the three and nine months ended September 30, 2002, net unrealized after-tax losses of $17 million and $27 million, respectively, were recorded to OCI relating to changes in current cash-flow hedges. During the three and nine months ended September 30, 2001, net unrealized after-tax gains of $1 million and $2 million, respectively, were recorded to OCI relating to changes in current cash-flow hedges. During the next twelve months, Occidental expects that $14 million of net derivative after-tax losses included in OCI, based on their valuation at September 30, 2002, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three and nine months ended September 30, 2002 and 2001.

LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS

Occidental and certain of its subsidiaries have been named as defendants or as potentially responsible parties in a substantial number of lawsuits, claims and proceedings. They have also been named as potentially responsible parties in governmental proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state acts. These governmental proceedings seek funding, remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties aggregating substantial amounts. Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies. Occidental has accrued reserves at the most likely cost to be incurred in those proceedings where it is probable that Occidental will incur remediation costs that can be reasonably estimated.

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

ENVIRONMENTAL MATTERS

Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations also are subject to varied environmental protection laws. Costs associated with environmental compliance have increased over time and may continue to rise in the future. Environmental expenditures related to current operations are factored into the overall business planning process. These expenditures are considered an integral part of production in manufacturing quality products responsive to market demand.

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

As of September 30, 2002, Occidental had been notified by the EPA or equivalent state agencies or otherwise had become aware that it had been identified as being involved at 124 Superfund or comparable state sites. (This number does not include those sites where Occidental has been successful in resolving its involvement.) The 124 sites include 34 former Diamond Shamrock Chemical sites as to which Maxus Energy Corporation has retained all liability. Of the remaining 90 sites, Occidental has denied involvement at 9 sites and has yet to determine involvement in 19 sites. With respect to the remaining 62 of these sites, Occidental is in various stages of evaluation, and the extent of liability retained by Maxus Energy Corporation is disputed at 2 of these sites. For 53 of these sites, where environmental remediation efforts are probable and the costs can be reasonably estimated, Occidental has accrued reserves at the most likely cost to be incurred. The 53 sites include 10 sites as to which present information indicates that it is probable that Occidental's aggregate exposure is immaterial. In determining the reserves, Occidental uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. For the remaining 9 of the 62 sites being evaluated, Occidental does not have sufficient information to determine a range of liability, but Occidental does have sufficient information on which to base the opinion expressed above under the caption "Lawsuits, Claims, Commitments, Contingencies and Related Matters."

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

In June 2002, the Emerging Issues Task Force (EITF) issued EITF issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which states that gains and losses on energy trading contracts (whether realized or unrealized) should be shown net in the income statement. In October 2002, the EITF clarified that all energy-trading contracts, including those contracts that are also derivatives under SFAS 133, should be shown net. Occidental implemented this EITF in the third quarter of 2002 and all comparative financial statements have been reclassified to conform to the current presentation. There was no change in gross margins, net income, cash flow or earnings per share for any period as a result of adopting this requirement. However, net sales and cost of sales were reduced by equal and offsetting amounts to reflect the adoption of this requirement. For the nine months ended September 30, 2002, net sales and costs of sales were both reduced by approximately $2.2 billion to conform to this requirement. For the three and nine months ended September 30, 2001, net sales and costs of sales were reduced by approximately $1.3 billion and $4.8 billion, respectively, to conform to the current presentation.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. Occidental must implement SFAS No. 145 in the first quarter of 2003 and all comparative financial statements will be reclassified to conform to the 2003 presentation. The anticipated effect of the statement includes the reclassification of an extraordinary loss to net income from continuing operations of $3 million ($0.01 per share) in the nine months ended September 30, 2001. There will be no effect on net income or basic earnings per common share.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations for long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Occidental adopted this statement in the first quarter of 2002 and it did not have an impact on the financial statements when adopted.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Occidental's current policy for dismantlement, restoration and reclamation costs is to accrue the estimated future abandonment and removal costs of offshore production platforms, net of salvage value, over their operating lives. For onshore oil and gas production, Occidental estimates that the salvage value of the oil and gas properties generally will approximate the dismantlement, restoration and reclamation costs or that the net cost will not be material; therefore, no accrual is recorded. Occidental makes capital renewal expenditures for its chemical plants on a continual basis while an asset is in operation. Retirement obligations are provided for when a decision is made to dispose of a property or when operations have been curtailed on other than a temporary basis. Under SFAS No. 143, which is required to be adopted in the first quarter of 2003, companies are required to recognize the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of the useful life. Legal reviews of contracts and statutory retirement obligations are ongoing. If it is determined that a legal obligation exists, the cost of asset retirement obligations will be estimated, and the fair value of the obligations will be recorded, when SFAS No. 143 is adopted.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting and reporting requirements for acquired goodwill and intangible assets. The provisions of this statement must be applied starting with fiscal years beginning after December 15, 2001. At December 31, 2001, the balance sheet included approximately $108 million of goodwill and intangible assets with annual amortization expense of approximately $6 million recorded in each of the years' income statements for the three-year period ended December 31, 2001. As a result, elimination of goodwill amortization would not have had a material impact on net income or earnings per share of any of the years presented and, as a result, the transitional disclosures of adjusted net income excluding goodwill amortization described by SFAS No. 142 have not been presented. Upon implementation of SFAS No. 142 in the first quarter of 2002, three separate specialty chemical businesses were identified as separate reporting units and tested for goodwill impairment. All three of these businesses are components of the chemical segment and were the only reporting units having any goodwill on the balance sheet. The fair value of each of the three reporting units was determined through third party appraisals. The appraisals determined fair value to be the price that the assets could be sold for in a current transaction between willing parties. As a result of the impairment testing, Occidental recorded a "cumulative effect of changes in accounting principles" after-tax reduction in net income of approximately $95 million due to the impairment of all the goodwill attributed to these reporting units. Occidental now has no remaining goodwill on its financial statements.

SEC REVIEW

In late 2001, the Securities and Exchange Commission (SEC) announced a new initiative to significantly expand its review of SEC filings made by all Fortune 500 companies. Recently, Occidental received comments from the SEC staff regarding its 2001 Annual Report on Form 10-K and quarterly reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002. The comments principally request supplemental information and propose additional disclosure and, in some cases, revisions of these filings. Occidental is in the process of responding to the staff's comments and believes that compliance with such comments would not have a material effect on the accuracy or adequacy of its current filings.

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND FORWARD-LOOKING INFORMATION

Portions of this report contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; competitive pricing pressures; higher-than-expected costs including electricity and feedstocks; crude oil and natural gas prices; chemical prices; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental's production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental's products; any general economic recession or slowdown domestically or internationally; regulatory uncertainties; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency improvement project, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "will", "anticipate", "plan", "intend", "believe", "expect" or similar expressions that convey the uncertainty of future events or outcomes. Occidental expressly disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended September 30, 2002 there were no material changes in the information provided under Item 305 of Regulation S-K included under the caption "Derivative Activities" as part of Occidental's Management's Discussion and Analysis section of Occidental's 2001 Annual Report on Form 10-K.


ITEM 4.   CONTROLS AND PROCEDURES

Within 90 days before filing this Quarterly Report, Occidental's Chief Executive Officer and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental's periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, Occidental's Chief Executive Officer and Chief Financial Officer concluded that Occidental's disclosure controls and procedures are effective.

There have been no significant changes in Occidental's internal controls or in other factors that could significantly affect internal controls after the date Occidental carried out its evaluation.

PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


GENERAL

This item incorporates by reference the information regarding lawsuits, claims, commitments, contingencies and related matters in Note 9 to the consolidated condensed financial statements in Part I of this Form 10-Q.

ENVIRONMENTAL PROCEEDINGS

In April 1998, a civil action was filed on behalf of the United States Environmental Protection Agency against Occidental Chemical Corporation (OxyChem) relating to the Centre County Kepone Superfund Site at State College, Pennsylvania. The lawsuit sought approximately $12 million in penalties and governmental response costs, a declaratory judgment that OxyChem is a liable party under the Comprehensive Environmental Response, Compensation, and Liability Act, and an order requiring OxyChem to carry out the remedy that is being performed by the site owner. On October 8, 2002, the Court approved a Consent Decree between OxyChem and the United States. Pursuant to the decree, OxyChem agreed to pay to the United States and the site owner a total of $886,000, which included payment of a $21,000 penalty to the United States and an obligation to carry out a supplemental environmental project with an estimated cost of $84,000, in exchange for, among other things, a release of all past and future response costs associated with the site and dismissal of the United States' lawsuit with prejudice.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 10.1 Occidental Petroleum Corporation 1987 Stock Option Plan (as amended through September 12, 2002).

                 10.2 Occidental Petroleum Corporation 2001 Incentive Compensation Plan (as amended through September 12,
                        2002).

                 10.3   Occidental Petroleum Corporation Deferred Stock Program.

                 10.4 Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2002 version).

                 10.5 Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2002 version).

                 10.6 Form of Restricted Common Share Agreement (with mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan.

                 10.7 Securities Purchase Agreement, dated as of July 8, 2002, by and between Lyondell Chemical Company and Occidental Chemical Holding Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

                 10.8 Stockholders Agreement, dated as of August 22, 2002, by and among Lyondell Chemical Company and the Stockholders as defined therein (incorporated by reference to Exhibit
                        10.2 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

                 10.9 Warrant for the Purchase of Shares of Common Stock, issued August 22, 2002 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

                 10.10 Registration Rights Agreement, dated as of August 22, 2002, by and between Occidental Chemical Holding Corporation and Lyondell Chemical Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

                 10.11 Occidental Partner Sub Purchase Agreement, dated July 8, 2002, by and among Lyondell Chemical Company, Occidental Chemical Holding Corporation, Oxy CH Corporation and Occidental Chemical Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

                 11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2002 and 2001.

                 12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2002 and 2001 and the five years ended December 31, 2001.


          (b)    Reports on Form 8-K

                 During the quarter ended September 30, 2002, Occidental filed the following Current Reports on Form 8-K:

                 1. Current Report on Form 8-K dated July 22, 2002 (date of earliest event reported), filed on July 22, 2002, for the purpose of reporting, under Item 5, Occidental's results of operations for the second quarter ended June 30, 2002, and under Item 9, speeches and supplemental investor information relating to Occidental's second quarter 2002 earnings announcement.

                 2. Current Report on Form 8-K dated August 9, 2002 (date of earliest event reported), filed on August 12, 2002, for the purpose of reporting under Item 9, a certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                 3. Current Report on Form 8-K dated August 22, 2002 (date of earliest event reported), filed on September 6, 2002, for the purpose of reporting under Item 5, the completion of the sale of the entities holding Occidental's 29.5 percent equity interest in Equistar to Lyondell Chemical Company.


                 From September 30, 2002 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

                 1. Current Report on Form 8-K dated October 21, 2002 (date of earliest event reported), filed on October 21, 2002, for the purpose of reporting under Item 5, Occidental's results of operations for the third quarter ended September 30, 2002, and under Item 9, speeches and supplemental investor information relating to Occidental's third quarter 2002 earnings announcement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  OCCIDENTAL PETROLEUM CORPORATION



DATE: November 12, 2002           S. P. Dominick, Jr.
                                  ----------------------------------------------
                                  S. P. Dominick, Jr.,
                                  Vice President and Controller
                                  (Chief Accounting and Duly Authorized Officer)

                                 CERTIFICATIONS


I, Ray R. Irani, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Occidental Petroleum Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002


                                   Ray R. Irani
                                   ---------------------------------------------
                                   Ray R. Irani
                                   Chief Executive Officer

I, Stephen I. Chazen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Occidental Petroleum Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002


                                   Stephen I. Chazen
                                   ---------------------------------------------
                                   Stephen I. Chazen
                                   Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBITS
--------

 10.1 Occidental Petroleum Corporation 1987 Stock Option Plan (as amended through September 12, 2002).

 10.2 Occidental Petroleum Corporation 2001 Incentive Compensation Plan (as amended through September 12, 2002).

 10.3     Occidental Petroleum Corporation Deferred Stock Program.

 10.4 Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2002 version).

 10.5 Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2002 version).

 10.6 Form of Restricted Common Share Agreement (with mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan.

 10.7 Securities Purchase Agreement, dated as of July 8, 2002, by and between Lyondell Chemical Company and Occidental Chemical Holding Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

 10.8 Stockholders Agreement, dated as of August 22, 2002, by and among Lyondell Chemical Company and the Stockholders as defined therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

 10.9 Warrant for the Purchase of Shares of Common Stock, issued August 22, 2002 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

 10.10 Registration Rights Agreement, dated as of August 22, 2002, by and between Occidental Chemical Holding Corporation and Lyondell Chemical Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

 10.11 Occidental Partner Sub Purchase Agreement, dated July 8, 2002, by and among Lyondell Chemical Company, Occidental Chemical Holding Corporation, Oxy CH Corporation and Occidental Chemical Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

 11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2002 and 2001.

 12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2002 and 2001 and the five years ended December 31, 2001.