Form 10-K
period 2002-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2003-03-04
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d)                     [ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934                                of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002                           FOR THE TRANSITION PERIOD FROM ____ TO ____

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). [X] YES   [ ] NO

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $11.3 billion, computed by reference to the closing price on the New York Stock Exchange composite tape of $29.99 per share of Common Stock on June 28, 2002. Shares of Common Stock held by each executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

At January 31, 2003, there were approximately 377,933,436 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement, filed in connection with its April 25, 2003, Annual Meeting of Stockholders, are incorporated by reference into Part III.

                    TABLE OF CONTENTS

                                                                                                                   PAGE
PART I
ITEMS 1 AND 2       Business and Properties......................................................................  3
                    General......................................................................................  3
                    Developments.................................................................................  3
                    Oil and Gas Operations.......................................................................  3
                    Chemical Operations..........................................................................  4
                    Capital Expenditures.........................................................................  5
                    Employees....................................................................................  5
                    Environmental Regulation.....................................................................  5
                    Available Information........................................................................  5
ITEM 3              Legal Proceedings............................................................................  5
ITEM 4              Submission of Matters to a Vote of Security Holders..........................................  6
                    Executive Officers of the Registrant.........................................................  6
PART II
ITEM 5              Market for Registrant's Common Equity and Related Stockholder Matters........................  7
ITEM 6              Selected Financial Data......................................................................  8
ITEM 7              Management's Discussion and Analysis of Financial Condition and Results of
                    Operations (MD&A) (Incorporating Item 7A)....................................................  8
                         2002 Business Environment...............................................................  8
                         Strategic Overview and Review of Business Results - 2000 - 2002.........................  9
                         2003 Outlook............................................................................  13
                         Income Summary..........................................................................  14
                         Segment Operations......................................................................  14
                         Significant Items Affecting Earnings....................................................  15
                         Consolidated Operations.................................................................  16
                         Liquidity and Capital Resources.........................................................  17
                         Analysis of Financial Position..........................................................  20
                         Acquisitions, Dispositions and Commitments..............................................  21
                         Derivative Activities and Market Risk...................................................  22
                         Taxes...................................................................................  25
                         Lawsuits, Claims, Commitments, Contingencies and Related Matters........................  26
                         Environmental Expenditures..............................................................  26
                         Foreign Investments.....................................................................  28
                         Critical Accounting Policies............................................................  28
                         Additional Accounting Changes...........................................................  31
                         Safe Harbor Statement Regarding Outlook and Other Forward-Looking Data..................  33
                         Report of Management....................................................................  33
ITEM 8              Financial Statements and Supplementary Data..................................................  34
                         Report of Independent Auditors..........................................................  34
                         Consolidated Statements of Operations...................................................  35
                         Consolidated Balance Sheets.............................................................  36
                         Consolidated Statements of Stockholders' Equity.........................................  38
                         Consolidated Statements of Comprehensive Income.........................................  38
                         Consolidated Statements of Cash Flows...................................................  39
                         Notes to Consolidated Financial Statements..............................................  40
                         Quarterly Financial Data (Unaudited)....................................................  73
                         Supplemental Oil and Gas Information (Unaudited)........................................  75
                    Financial Statement Schedule:
                         Schedule II - Valuation and Qualifying Accounts.........................................  82
ITEM 9              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........  83
PART III
ITEM 10             Directors and Executive Officers of the Registrant...........................................  83
ITEM 11             Executive Compensation.......................................................................  83
ITEM 12             Security Ownership of Certain Beneficial Owners and Management...............................  83
ITEM 13             Certain Relationships and Related Transactions...............................................  83
ITEM 14             Controls and Procedures......................................................................  83
PART IV
ITEM 15             Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................  83

PART I
ITEMS 1 AND 2    BUSINESS AND PROPERTIES
     In this report, "Occidental" refers to Occidental Petroleum Corporation, a Delaware corporation, and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental's executive offices are located at 10889 Wilshire Boulevard, Los Angeles, California 90024; telephone (310) 208-8800.

GENERAL
     Occidental's principal businesses constitute two industry segments. The oil and gas segment explores for, develops, produces and markets crude oil and natural gas. The chemicals segment manufactures and markets basic chemicals, vinyls, and performance chemicals. For financial information about these segments, see Note 15 to the Consolidated Financial Statements of Occidental (Consolidated Financial Statements).

DEVELOPMENTS
     Significant developments during 2002 included:

>> The oil and gas segment's acquisition of a 24.5-percent interest in the Dolphin natural gas project involving the United Arab Emirates and Qatar; and

>> The chemicals segment's sale of its interest in Equistar Chemicals, L.P. (Equistar) and its purchase of a 21-percent equity interest in Lyondell Chemical Company (Lyondell).


     For information regarding these and other developments, see the information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) section of this report.

OIL AND GAS OPERATIONS
GENERAL
     Occidental's oil and gas operations are located in California, Kansas, Oklahoma, New Mexico and Texas domestically and in Colombia, Ecuador, Oman, Pakistan, Qatar, Russia, United Arab Emirates, and Yemen internationally. Occidental also has interests in several other countries.

RESERVES, PRODUCTION AND PROPERTIES
     The table below shows Occidental's total reserves and production in 2002, 2001 and 2000. In 2002, including the effect of acquisitions, Occidental replaced 140 percent of 2002 worldwide combined oil and natural gas production of 188 million barrels, on a barrels of oil equivalent (BOE) basis. See the MD&A section of this report, Note 16 to the Consolidated Financial Statements and the information under the caption "Supplemental Oil and Gas Information" in Item 8 of this report for certain details regarding Occidental's oil and gas reserves, the estimation process and production by country. On April 23, 2002, Occidental reported to the U.S. Department of Energy on Form EIA-28 proved oil and gas reserves at December 31, 2001. The amounts reported were the same as the amounts reported in Occidental's 2001 Annual Report.


COMPARATIVE OIL AND GAS RESERVES AND PRODUCTION
Oil in millions of barrels; natural gas in billions of cubic feet

                                         2002                             2001                             2000
========================    =============================    =============================    =============================
                              OIL  (b)   GAS       TOTAL (c)   Oil  (b)   Gas       Total (c)   Oil  (b)   Gas       Total (c)
                            -------    -------    -------    -------    -------    -------    -------    -------    -------
U.S. Reserves                 1,452      1,821      1,755      1,371      1,962      1,698      1,346      2,094      1,695
International Reserves          518        228        556        526        106        543        457        116        476
                            -------    -------    -------    -------    -------    -------    -------    -------    -------
     Total                    1,970      2,049      2,311(a)   1,897      2,068      2,241(a)   1,803      2,210      2,171(a)
                            =======    =======    =======    =======    =======    =======    =======    =======    =======

U.S. Production                  85        206        119         78        223        115         63        241        104
International Production         65         23         69         55         18         59         62         18         65
                            -------    -------    -------    -------    -------    -------    -------    -------    -------
     Total                      150        229        188        133        241        174        125        259        169
========================    =======    =======    =======    =======    =======    =======    =======    =======    =======

(a) Stated on a net basis and after applicable royalties. Includes reserves related to production-sharing contracts, other economic arrangements and Occidental's share of reserves from equity investees. Proved reserves from production-sharing contracts in the Middle East and Other Eastern Hemisphere and from other economic arrangements in the U.S. were 324 million barrels of oil equivalent (MMBOE) and 94 MMBOE in 2002, 321 MMBOE and 99 MMBOE in 2001 and 258 MMBOE and 87 MMBOE in 2000, respectively.
(b)  Includes natural gas liquids and condensate.
(c) Natural gas volumes have been converted to equivalent barrels based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as an "Mcf") of gas to one barrel of oil.

COMPETITION

     As a producer of crude oil and natural gas, Occidental competes with numerous other producers. Crude oil and natural gas are commodities that are sensitive to prevailing conditions of supply and demand and are sold at "spot", contract prices or on futures markets. Occidental competes by developing and producing its worldwide oil and gas reserves cost-effectively and acquiring contracts to explore in areas with known oil and gas deposits. Occidental also competes by increasing production through enhanced oil recovery projects and making strategic acquisitions. Occidental focuses in its core areas of the United States, the Middle East and Latin America.

CHEMICAL OPERATIONS
GENERAL
     Occidental manufactures and markets basic chemicals, vinyls and performance chemicals directly and through various affiliates (collectively, OxyChem). OxyChem's operations are affected by cyclical economic factors and by specific chemical-industry conditions. For additional information regarding Occidental's chemical segment, see the information under the caption "Business Review - Chemical" in the MD&A section of this report.

PRODUCTS AND PROPERTIES
     OxyChem, which is headquartered in Dallas, Texas, operates chemical manufacturing plants at 26 sites in the United States. Many of the larger facilities are located in the Gulf Coast region of Texas and Louisiana. In addition, OxyChem operates two chemical-manufacturing plants in Canada, and one in Chile. All of OxyChem's manufacturing plants are owned, except for a portion of the LaPorte, Texas vinyl chloride monomer (VCM) plant, which is leased. A number of additional facilities process, blend and store products. OxyChem owns and leases an extensive fleet of railcars.

BASIC CHEMICALS
     OxyChem's basic chemicals primarily consist of chlorine, caustic soda, potassium chemicals and their derivatives.
     Chlorine is used for chemical manufacturing in the chlorovinyl chain and for water treatment. OxyChem produces chlorine in Alabama, Delaware, Louisiana, New York, Texas, Brazil and Chile. Estimated annual capacity, including one temporarily idled plant, at December 31, 2002, was 3.3 million tons in the United States (includes the 0.9 million-ton annual capacity of the OxyVinyls partnership, owned 76 percent by Occidental and 24 percent by PolyOne Corporation) and 0.3 million tons in Brazil and Chile. (Includes gross annual capacity for a Brazilian corporation, 50-percent owned by Occidental).
     Caustic soda is co-produced with chlorine and is used for pulp and paper production, alumina production and other chemical manufacturing. OxyChem produces caustic soda in Delaware, Louisiana, New York, Texas, Brazil and Chile. Estimated annual capacity, including one temporarily idled plant, at December 31, 2002, was 3.5 million tons in the United States (includes the 1 million-ton annual capacity of the OxyVinyls partnership) and 0.4 million tons in Brazil and Chile. (Includes gross annual capacity for a Brazilian corporation, 50-percent owned by Occidental).
     Potassium chemicals are used in glass, fertilizer, cleaning products and rubber. OxyChem produces potassium chemicals in Alabama and Delaware. Estimated annual capacity at December 31, 2002, was 429,000 tons.
     Ethylene dichloride (EDC), a chlorine derivative, is a raw material for VCM. OxyChem produces EDC in Louisiana, Texas and Brazil. Estimated annual capacity, including one temporarily idled plant, at December 31, 2002, was 3.0 billion pounds in the United States and 0.3 billion pounds in a Brazilian corporation, 50-percent owned by Occidental.

VINYLS
     The OxyVinyls partnership is OxyChem's principal producer of vinyls. OxyChem's vinyls products include VCM and polyvinyl chloride (PVC) resins.
     OxyChem produces VCM, which is used as a raw material for PVC, in Texas. At December 31, 2002, estimated annual capacity was 6.1 billion pounds (includes the 2.4 billion-pound annual capacity of OxyMar, which is 67-percent owned by Occidental).
     PVC resins are used in piping and electrical insulation, external construction materials, flooring, medical and automotive products and packaging. OxyChem produces PVC resins in Kentucky, New Jersey, Pennsylvania, Texas, and Canada. At December 31, 2002, estimated annual capacity was 4.7 billion pounds.

PERFORMANCE CHEMICALS
     OxyChem's performance chemicals include chlorinated isocyanurates (estimated capacity of 131 million pounds produced in Illinois and Louisiana), resorcinol (estimated capacity of 52 million pounds produced in Pennsylvania), antimony oxide (estimated capacity of 33 million pounds produced in Texas), mercaptans (estimated capacity of 18 million pounds produced in Texas) and sodium silicates (estimated capacity of 753,000 tons produced in Georgia, Ohio, Illinois, New Jersey, Texas and Alabama). Information regarding production capacity reflects estimated annual capacity at December 31, 2002.

RAW MATERIALS
     Nearly all raw materials used in OxyChem's operations are readily available from a variety of sources. Most of OxyChem's key raw-materials purchases are made through contractual relationships, rather than on the spot market. OxyChem is not dependent on any single nonaffiliated supplier for a material amount of its raw-material or energy requirements. Operations have not been curtailed as a result of any supply interruptions.

PATENTS, TRADEMARKS AND PROCESSES
     OxyChem's operations use a large number of patents, trademarks and processes, some of which are proprietary and some of which are licensed. OxyChem does not regard its business as being materially dependent on any single patent, trademark or process.

SALES AND MARKETING
     OxyChem's products are sold to industrial users or distributors located in the United States, largely by its own sales force. OxyChem sells its products at current market or market-related prices through short- and long-term sales agreements.
     No significant portion of OxyChem's business is dependent on a single third-party customer. However, OxyChem has entered into significant sales arrangements with certain of its affiliates and partners. In 2002, PolyOne purchased from OxyVinyls raw materials pursuant to PVC resin and VCM sale contracts at market-related prices valued at approximately $179 million. Also, OxyMar sold VCM resin at market-related prices valued at approximately $309 million to OxyChem affiliates in 2002. OxyChem generally does not manufacture its products against a backlog of firm orders.

COMPETITION
     Occidental's chemical business competes with numerous producers. Since most of OxyChem's products are commodity in nature, they compete primarily on the basis of price. Because OxyChem's products generally do not occupy proprietary positions, OxyChem endeavors to be an efficient, low-cost producer.

CAPITAL EXPENDITURES
     For information on capital expenditures, see the information under the heading "Capital Expenditures" in the MD&A section of this report.

EMPLOYEES
     Occidental employed 7,244 people at December 31, 2002, 5,878 of whom were located in the United States. Occidental employed 2,827 people in oil and gas operations and 3,370 people in chemical operations. An additional 1,047 people were employed in administrative and headquarters functions. Approximately 666 U.S.-based employees are represented by labor unions.
     Occidental has a long-standing policy to ensure that fair and equal employment opportunities are extended to all people without regard to race, color, religion, ethnicity, gender, national origin, disability, age, sexual orientation, veteran status or any other legally impermissible factor. Occidental maintains diversity and outreach programs.


ENVIRONMENTAL REGULATION
     For environmental-regulation information, including associated costs, see the information under the heading "Environmental Expenditures" in the MD&A section of this report.

AVAILABLE INFORMATION
     Occidental makes the following information available free of charge through its website at www.oxy.com:

>> Forms 10-K, 10-Q, 8-K and amendments to these forms as soon as reasonably practicable after they are filed electronically with the SEC;
>>   Other SEC filings, including Forms 3, 4 and 5; and
>> Corporate-governance information, including its corporate-governance guidelines, board-committee charters and Code of Business Conduct.


ITEM 3    LEGAL PROCEEDINGS
     For information regarding lawsuits, claims, commitments, contingencies and related matters, see the information in Note 9 to the Consolidated Financial Statements.
     In April 1998, a civil action was filed on behalf of the United States Environmental Protection Agency (EPA) against OxyChem relating to the Centre County Kepone Superfund Site at State College, Pennsylvania. The lawsuit sought approximately $12 million in penalties and governmental response costs, a declaratory judgment that OxyChem is a liable party under the Comprehensive Environmental Response, Compensation, and Liability Act, and an order requiring OxyChem to carry out the remedy that is being performed by the site owner. In October 2002, the U.S. District Court for the Middle District of Pennsylvania approved a Consent Decree between OxyChem and the United States. Pursuant to the decree, OxyChem agreed to pay to the United States and the site owner a total of $886,000, which included payment of a $21,000 penalty to the United States and an obligation to fund a supplemental environmental project to acquire an environmental easement for up to $84,000, in exchange for, among other things, a release of all past and future response costs associated with the site and dismissal of the United States' lawsuit, with prejudice. In November 2002, all payments required under the Consent Decree were made, except the amount for the supplemental environmental project, the terms of which remain under negotiation between the EPA and the affected landowner.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of Occidental's security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

                               Age at
                            February 28,
Name                            2003         Positions with Occidental and Subsidiaries and Five-Year Employment History
-----------------------     ------------     ---------------------------------------------------------------------------
Dr. Ray R. Irani            68               Chairman of the Board of Directors and Chief Executive Officer since 1990;
                                             President from 1984 to 1996; Chief Operating Officer from 1984-1990;
                                             Director since 1984; member of Executive Committee.
Dr. Dale R. Laurance        57               President since 1996; Chairman and Chief Executive Officer of Occidental
                                             Oil and Gas Corporation (OOGC) since 1999; Director since 1990; member of
                                             Executive Committee.
Stephen I. Chazen           56               Chief Financial Officer and Executive Vice President - Corporate
                                             Development since 1999; 1994-1999, Executive Vice President - Corporate
                                             Development.
Donald P. de Brier          62               Executive Vice President, General Counsel and Secretary since 1993.
Richard W. Hallock          58               Executive Vice President - Human Resources since 1994.
J. Roger Hirl               71               Executive Vice President since 1984; 1988-2002, Director; President and
                                             Chief Executive Officer of Occidental Chemical Corporation from 1991 through 2001.
John W. Morgan              49               Executive Vice President since 2001; Executive Vice President - Worldwide
                                             Production of OOGC since 2001; 1998-2001, Executive Vice President -
                                             Operations; 1991-1998, Vice President - Operations.
Samuel P. Dominick, Jr.     62               Vice President and Controller since 1991.
James R. Havert             61               Vice President and Treasurer since 1998; 1992-1998, Senior Assistant
                                             Treasurer.
Kenneth J. Huffman          58               Vice President - Investor Relations since 1991.
Anthony R. Leach            63               Vice President Finance since 1999; 1991-1999, Executive Vice President and
                                             Chief Financial Officer.
Robert M. McGee             56               Vice President since 1994; President of Occidental International
                                             Corporation since 1991.
Lawrence P. Meriage         60               Vice President - Communications and Public Affairs since 2000; 1995-2000,
                                             Vice President - Executive Services and Public Affairs of OOGC.
Donald L. Moore, Jr.        54               Vice President and Chief Information Officer since 2002; 2000-2002, Vice
                                             President Information Technology of Oxy Services, Inc.; 1999-2000, Vice
                                             President and Chief Information Officer of KN Energy, Inc.; 1997-1999, Vice
                                             President Information Technology of MidCon Corp.
R. Casey Olson              49               Vice President since 2001; President - Middle East since 2002; 2001-2002,
                                             President of Occidental Middle East Development Company; Executive Vice
                                             President of OOGC since 2000;  1998-2000, Senior Vice President - Business
                                             Development of OOGC;
Richard A. Swan             55               Vice President - Health, Environment and Safety since 1995.
Aurmond A. Watkins, Jr.     60               Vice President - Tax since 1991.

The current term of office of each Executive Officer will expire at the April 25, 2003, organizational meeting of the Occidental Board of Directors or when his successor is elected.

PART II
ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TRADING PRICE RANGE AND DIVIDENDS
     This section incorporates by reference the quarterly financial data appearing under the caption "Quarterly Financial Data" and the information appearing under the caption "Liquidity and Capital Resources" in the MD&A section of this report. Occidental's common stock was held by approximately 56,367 stockholders of record at December 31, 2002, with an estimated 146,377 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded principally on the New York Stock Exchange and also is listed on certain foreign exchanges. The quarterly financial data on pages 73 and 74 of this report set forth the range of trading prices for the common stock as reported on the composite tape of the New York Stock Exchange and quarterly dividend information.
     In 2002, the quarterly dividend rate for the common stock was $.25 per share. On December 10, 2002, a dividend of $.26 per share was declared on the common stock, payable on April 15, 2003 to stockholders of record on March 10, 2003. The declaration of future cash dividends is a business decision made by the Board of Directors from time to time, and will depend on Occidental's financial condition and other factors deemed relevant by the Board.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
     Occidental has three equity compensation plans for its employees that were approved by the stockholders, pursuant to which options, rights or warrants may be granted and one equity compensation plan for its nonemployee directors that was approved by the stockholders. See Note 11 to the Consolidated Financial Statements for further information on the material terms of these plans. Occidental has no other equity compensation plans pursuant to which options, rights or warrants could be granted.
     The following is a summary of the shares reserved for issuance as of December 31, 2002, pursuant to outstanding options, rights or warrants granted under Occidental's equity compensation plans:

(a)  Number of           (b)  Weighted-        (c)  Number of securities
     securities to be         average               remaining available
     issued, upon             exercise price        for future issuance
     exercise of out-         of outstanding        under equity
     standing options,        options,              compensation plans,
     warrants and             warrants and          excluding securities in
     rights                   rights                column (a)
----------------------   -------------------   -------------------------
      26,971,625               $24.2191                8,202,122 *

* Includes, with respect to the 1995 Incentive Stock Plan, 2,231,700 shares at maximum target level (1,115,850 at target level) reserved for issuance pursuant to outstanding performance stock awards, including 855,372 shares at maximum target level (427,686 at target level) eligible for certification in February 2003, and 313,276 deferred performance and restricted stock awards and, with respect to the 2001 Incentive Compensation Plan, 623,094 shares at maximum target level (311,547 at target level) reserved for issuance pursuant to outstanding performance stock awards, 923,224 shares reserved for issuance pursuant to restricted stock awards and 2,025 shares reserved for issuance as dividend equivalents under the 2001 Incentive Compensation Plan. Of the remaining 4,108,803 shares, 4,049,638 shares are available under the 2001 Incentive Compensation Plan, all of which may be issued or reserved for issuance for options, rights and warrants as well as performance stock awards, restricted stock awards, stock bonuses and dividend equivalents and 59,165 shares are available for issuance under the Restricted Stock Plan for nonemployee directors.

ITEM 6    SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
Dollar amounts in millions, except per-share amounts

For the years ended December 31,                                      2002         2001         2000         1999         1998
==============================================================     ==========   ==========   ==========   ==========   ==========
RESULTS OF OPERATIONS(a)
   Net sales                                                       $    7,338   $    8,102   $    8,504   $    5,594   $    5,015
   Income from continuing operations                               $    1,163   $    1,179   $    1,557   $      461   $      327
   Net income                                                      $      989   $    1,154   $    1,570   $      448   $      363
   Earnings applicable to common stock                             $      989   $    1,154   $    1,571   $      442   $      346
   Basic earnings per common share from
     continuing operations                                         $     3.09   $     3.16   $     4.22   $     1.28   $     0.89
   Basic earnings per common share                                 $     2.63   $     3.10   $     4.26   $     1.24   $     0.99
   Diluted earnings per common share                               $     2.61   $     3.09   $     4.26   $     1.24   $     0.99

   Core earnings(b)                                                $      999   $    1,246   $    1,349   $       37   $        9

FINANCIAL POSITION(a)
   Total assets                                                    $   16,548   $   17,850   $   19,414   $   14,125   $   15,252
   Long-term debt, net                                             $    3,997   $    4,065   $    5,185   $    4,368   $    5,367
   Trust Preferred Securities and preferred stock                  $      455   $      463   $      473   $      486   $      243
   Common stockholders' equity                                     $    6,318   $    5,634   $    4,774   $    3,523   $    3,120

CASH FLOW
   Cash provided (used) by operating activities                    $    2,100   $    2,566   $    2,348   $    1,004   $       (2)
   Capital expenditures                                            $   (1,236)  $   (1,308)  $     (892)  $     (557)  $     (982)
   Cash (used) provided by all other investing activities, net     $     (460)  $      657   $   (2,152)  $    2,189   $     (153)


DIVIDENDS PER COMMON SHARE                                         $     1.00   $     1.00   $     1.00   $     1.00   $     1.00

BASIC SHARES OUTSTANDING (thousands)                                  376,190      372,119      368,750      355,073      349,931
--------------------------------------------------------------     ----------   ----------   ----------   ----------   ----------

(a) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements" for information regarding accounting changes, asset acquisitions and dispositions, discontinued operations, and charges for asset write-downs, litigation matters, environmental remediation and other costs and other items affecting comparability.
(b) Occidental's results of operations often include the effects of significant transactions and events affecting earnings that vary widely and unpredictably in timing, nature and amount. Therefore, management uses a measure called "core earnings", which excludes those items. This non-GAAP measure is not meant to disassociate those items from management's performance, but rather is meant to provide useful information to investors interested in comparing Occidental's earnings performance between periods. Reported earnings are considered representative of management's performance over the long term. Core earnings is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A) (INCORPORATING ITEM 7A)

     In this report, the term "Occidental" refers to Occidental Petroleum Corporation and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental is divided into two segments: oil and gas and chemical.

2002 BUSINESS ENVIRONMENT
OIL AND NATURAL GAS INDUSTRY
     Oil and gas prices are the key variables that drive the industry's financial performance. Prices can vary even on a short-term basis. The average West Texas Intermediate (WTI) market price for 2002 was $26.08/barrel (bbl) compared with $25.97/bbl in 2001. From a low point of less than $20.00/bbl in 2001, prices have improved to a fourth quarter of 2002 average price of $28.15/bbl, which was the strongest quarter for oil prices since the first quarter of 2001.
     NYMEX domestic natural gas prices began 2002 at approximately $2.50 per thousand cubic feet (Mcf), but increased during the year. For the fourth quarter of 2002, gas prices averaged $3.57/Mcf compared with $2.55/Mcf for the fourth quarter of 2001.

CHEMICAL INDUSTRY
     The chemical industry continued to struggle throughout the year due to poor economic conditions. However, several commodity chemical product prices improved moderately due to the resilient building and construction industry and marginal improvement in demand for general durable goods.

     Domestic chlorine demand improved slightly in 2002, compared to 2001 due to the modest growth across all markets other than vinyl chloride monomer (VCM). Despite modest growth in chlorine demand, prices remained strong and improved significantly through the year. Strong chlorine prices resulted from a 5 percent overall decrease in industry capacity and unplanned production outages. Caustic soda prices declined through the second quarter due to a slow rebound in downstream product demand, but improved in the fourth quarter as supply became tighter. Polyvinyl chloride (PVC) prices improved reflecting the ability to pass through price increases in feedstock costs as well as strong demand in building and construction markets, resulting in some margin improvement.

STRATEGIC OVERVIEW AND REVIEW OF BUSINESS RESULTS - 2000 - 2002

STRATEGY
     Occidental's overall corporate strategy aims to generate competitive total returns to stockholders and consists of three basic elements:

>>   Focus on large, long-lived oil and gas assets with growth potential.
>>   Maintain financial discipline and strengthen the balance sheet.
>>   Harvest cash from chemicals.

     Large, long-lived "legacy" oil and gas assets like those in California, the Permian Basin in Texas and Qatar tend to have moderate decline rates, enhanced secondary and tertiary recovery opportunities and economies of scale that lead to cost-effective production. These assets are expected to contribute strong earnings and cash flow and serve as a strong foundation for new growth initiatives.
     At Occidental, maintaining financial discipline means prudently investing capital in projects that are expected to generate above-cost-of-capital returns from these investments throughout the business cycle. During periods of high commodity prices, Occidental will use the bulk of its cash flow after capital and dividends to reduce the volatility of its earnings either through debt reduction or, to a lesser extent, by acquiring additional properties with low-risk characteristics. Occidental may also sell properties to reduce debt and to fund other higher-return acquisitions, while strengthening the balance sheet to reduce risk and increase earnings.
     The chemicals business provides free cash flow. From 1995 through 2002, cash flow, after subtracting capital expenditures, from the chemicals business totaled $3.0 billion. This does not include asset sales, net of acquisitions, which provided an additional $1.0 billion.


SPECIFIC ACTIONS
OIL AND GAS
     The oil and gas business strategy has three parts that, together, are focused on adding new oil and natural gas reserves at a pace well ahead of production, while simultaneously keeping finding and development costs among the lowest in the industry:
>> Continue to add commercial reserves in and around Occidental's core areas, which are the U.S., Middle East and Latin America, through a combination of focused exploration and development programs.
>> Pursue commercial opportunities with host governments in core areas to enhance the development of mature fields with large volumes of remaining oil in place by applying appropriate technology and innovative reservoir-management practices.
>> Maintain a disciplined approach in buying and selling assets at attractive prices.

     Occidental's oil and gas operations are located in California, Kansas, Oklahoma, New Mexico and Texas domestically and in Colombia, Ecuador, Oman, Pakistan, Qatar, Russia, United Arab Emirates and Yemen internationally. Occidental also has interests in several other countries.
     The asset mix within each of the core areas has been strengthened. Occidental has sold properties with low or no current return and invested in assets with higher performance potential. The results of these changes are discussed below in "Business Review - Oil and Gas."

CHEMICAL
     Occidental manufactures and markets basic chemicals, vinyls and performance chemicals directly and through various affiliates (collectively, OxyChem). OxyChem focuses on the chlorovinyls chain where it begins with chlorine, which is co-produced with caustic soda, and then converts chlorine and ethylene, through a series of intermediate products, into PVC.
     In August 2002, Occidental and Lyondell Chemical Company completed an agreement for Occidental to sell its 29.5-percent share of Equistar to Lyondell and to purchase a 21-percent equity interest in Lyondell. Occidental entered into these transactions to diversify its petrochemicals interest. These transactions reduced Occidental's direct exposure to petrochemicals volatility, yet allowed it to maintain a presence and preserve, through its Lyondell investment, an economic upside when the petrochemicals industry recovers.

CORPORATE
     In July 2001, Occidental sold its interests in a subsidiary that owned a Texas intrastate pipeline system and its interest in a liquefied natural gas
(LNG) project in Indonesia. After-tax proceeds of approximately $750 million from these transactions were used to reduce debt.
     In April 2000, Occidental sold its interest in Canadian Occidental Petroleum Ltd., renamed Nexen Inc. (CanadianOxy or Nexen). After-tax proceeds, together with tax benefits from the disposition of oil-producing properties in Peru at the same time, totaling $700 million were used to reduce debt following the Altura acquisition.

DEBT STRUCTURE
     The components of Occidental's total debt are shown in the table below (amounts in millions):

                                           Other
                         Occidental      Recourse         Total
Date                        Debt           Debt (a)       Debt (a)
====================     ==========     ==========     ==========
12/31/98                 $    5,382     $      776     $    6,158
12/31/99                 $    4,380     $    1,047     $    5,427
12/31/00                 $    5,441     $      913     $    6,354
12/31/01                 $    4,119     $      771     $    4,890
12/31/02                 $    4,203     $      556     $    4,759
--------------------     ----------     ----------     ----------

(a) Includes Trust Preferred Securities, natural gas delivery commitment (which was terminated in 2002), corporate and subsidiary preferred stock and capital lease obligations.

     Occidental's year-end 2002 total debt-to-capitalization ratio has declined to approximately 43 percent from the 66-percent level that existed at the end of 1998, as shown in the table below. The debt-to-capitalization ratio is computed by dividing total debt by total capitalization.

           Total Debt/Capitalization Ratio (%)
           -----------------------------------

Date                     Total Debt/Capitalization Ratio
====================     ===============================
12/31/98                               66%
12/31/99                               61%
12/31/00                               57%
12/31/01                               46%
12/31/02                               43%
--------------------     -------------------------------

BUSINESS REVIEW - OIL AND GAS
     Occidental's overall performance during the past several years reflects the successful implementation of its oil and gas business strategy, beginning with the 1998 $3.5 billion acquisition of the Elk Hills oil and gas field in California. The Elk Hills acquisition was followed in April 2000 by the purchases of both Altura Energy in Texas for $3.6 billion and the THUMS property in Long Beach, California for $68 million.
     At the end of 2002, these three assets made up 69 percent of Occidental's worldwide proven oil reserves and 55 percent of its proven gas reserves. On a barrel of oil equivalent (BOE) basis, they accounted for 67 percent of Occidental's worldwide reserves. In 2002, the combined production from these assets averaged approximately 290,000 BOE per day, which represents 56 percent of Occidental's total worldwide production. These businesses also contributed approximately 60 percent of oil and gas segment earnings and 85 percent of oil and gas segment free cash flow.

ELK HILLS
     Occidental operates the Elk Hills oil and gas field in the southern portion of California's San Joaquin Valley with an approximate 78-percent interest. The field reserves are among the top ten in the lower 48 United States and the field is the largest producer of gas in California. Production increased in 2002 to approximately 101,000 BOE per day from approximately 99,000 BOE per day in 2001. Elk Hills has generated total net cash flow, after subtracting $696 million of capital expenditures, of approximately $2.8 billion since Occidental acquired the asset in early 1998.
     Since the date of acquisition, Occidental has replaced 109 percent of its total Elk Hills oil and gas production of 173 million BOE. At the end of 2002, the property still had an estimated 440 million BOE of proved reserves, compared to the 425 million BOE that were recorded at the time of the acquisition.

PERMIAN BASIN
     Occidental integrated the Altura properties with its previously existing Permian Basin properties in Southwest Texas and Southeast New Mexico. Since the acquisition, the former Altura properties have generated more than $1.8 billion in total net cash flow, after subtracting capital expenditures of approximately $400 million.
     One element of Occidental's strategy in the Permian Basin is to acquire producing properties at attractive prices that offer synergies with its existing operations. In 2002, Occidental made a number of small acquisitions in the Permian Basin for a total purchase price of $73 million. These acquisitions accounted for total proven reserve additions of 53.3 million BOE for an average cost of $1.36 per BOE.
     Total Permian oil and gas production averaged 164,000 BOE per day in 2002 compared to 162,000 BOE per day in 2001. Net Permian oil production averaged 142,000 barrels per day in 2002 compared to 137,000 barrels per day in 2001. Occidental is the largest oil producer in Texas.
     Approximately 50 percent of Occidental's Permian Basin production is reliant upon the application of carbon dioxide (CO2) flood technology, an enhanced oil recovery technique, a portion of which is supplied by the Bravo Dome CO2 unit. This involves injecting CO2 into oil reservoirs where it acts as a solvent, causing the oil to flow more freely so it can be pumped to the surface. The size of these CO2 flood operations makes Occidental a world leader in the development and application of this technology. In 2002, Occidental implemented two large CO2 projects, one in the Cogdell field in West Texas and the other in Hobbs, New Mexico. When these two projects become fully operational, they are expected to add approximately 10,000 BOE per day to Occidental's production.

THUMS
     Occidental purchased THUMS, the field contractor of the Long Beach Unit, an oil and gas production unit offshore Long Beach, California, in 2000. It is part of the Wilmington field, which is the fourth largest oil field in the continental U.S. At year-end 2002, net production from the THUMS oil property was averaging 26,000 barrels per day.
     Occidental completed construction of a 45-megawatt gas-fired power plant and began generating electricity in December 2002. Previously, the oil field's operations depended on the local utility for power to operate electric pumps critical to production. The electricity supply from the utility was interruptible, meaning that when power was in short supply, service could be temporarily discontinued. Electricity is the largest component of operating costs for this field and by securing a reliable source of electricity, it will be possible to reduce overall field production costs.

GULF OF MEXICO
     In July 2000, Occidental completed agreements with respect to two transactions involving its interests on the Continental Shelf in the Gulf of Mexico (GOM) and the proceeds were used to reduce debt.
     Occidental has a one-third interest in the deep water Horn Mountain oil field, which is its primary asset in the GOM. BP p.l.c. (BP) is the operator. The discovery well, which was drilled to a depth of nearly 14,000 feet, is located about 60 miles off the Louisiana-Mississippi coast in 5,400 feet of water.
     Development work was completed on time and under budget and the field began production in November 2002, with a year-end exit rate of approximately 9,000 net BOE per day. Net proved reserves are approximately 36 million BOE.

HUGOTON
     Occidental owns a large concentration of gas reserves, production interests and royalty interests in the Hugoton area of Kansas and Oklahoma. The Hugoton field is the largest natural gas field discovered to date in North America. Occidental's Hugoton operations produced 148,000 Mcf of natural gas and 3,000 barrels of oil per day in 2002.

MIDDLE EAST
DOLPHIN PROJECT
     In 2002, Occidental purchased a 24.5-percent interest in Dolphin Energy Limited (DEL), the operator of the Dolphin Project. The Dolphin Project, which is expected to cost its owners $3.5 billion in total, consists of two parts: (1) a development and production sharing agreement with Qatar to develop and produce natural gas and condensate in Qatar's North Field; and (2) the rights for DEL to build, own and operate a 260-mile-long, 48-inch export pipeline to transport 2 billion cubic feet per day of dry natural gas from Qatar to markets in the UAE for a period of 25 years. The pipeline will have capacity to transport up to 3.2 billion cubic feet per day, which will allow for additional business development projects. DEL is currently negotiating contracts to market the gas with users in the UAE. Construction on the upstream production and processing facilities and the pipeline is expected to begin in 2003 and production is scheduled to begin in early 2006. The Dolphin partners anticipate securing project financing. Occidental has not recorded any revenue or production costs for this project and no oil and gas reserves have been included in its 2002 proved oil and gas reserves.

OMAN
     Occidental's Oman business centers on its 300-million barrel discovery in Block 9, in which it has a 65-percent working interest. Occidental has produced more than 150 million gross barrels from the Block, most of it from the Safah field.
     Net production to Occidental averaged 13,000 barrels of oil per day in the fourth quarter.
     Occidental uses multi-lateral horizontal wells to increase production and recovery rates and to minimize the number of wells needed. Today, 60 percent of Occidental's production in Oman relies on horizontal wells. A new waterflood program is currently under way at Safah that will enhance production and improve the ultimate recovery of reserves from the field.
     Occidental recently entered into an agreement, which is awaiting government approval, to sell an estimated 120 - 130 million cubic feet of natural gas per day from Block 9 operations to the Omani government, beginning in early 2004 and extending through 2007. The Occidental-Omani agreement is expected to open up a market for previously stranded gas that is associated with oil production from the Safah field. Occidental also continues its exploration program in the adjacent Block 27.

YEMEN
     In Yemen, Occidental owns direct working interests in the Masila field in Block 14 (38 percent) and the East Shabwa field in Block 10 (28.6 percent). In addition, Occidental has interests in seven exploration blocks encompassing nearly 15 million acres. Of these, Occidental is the operator of Blocks 44 and 20, with working interests of 75 percent and 50 percent, respectively, and has a 40-percent working interest in each of five blocks -- Blocks 11, 12, 36, 54 and 59 -- on the border with Saudi Arabia. Occidental's net production averaged 38,000 barrels of oil per day in 2002, with 32,000 coming from the Masila field and the remainder from East Shabwa. A series of step-out wells at Masila in 2002 added 5 million barrels of new reserves.
     Occidental drilled and completed two exploratory wells in Block 20 in late 2002 and completed a 2-D seismic program in the third quarter of 2002 in Block 44.

QATAR
     In Qatar, Occidental successfully reversed 25 years of declining production in the Idd El Shargi North Dome (ISND) field. By introducing advanced drilling systems and by applying new waterflooding and reservoir characterization techniques, Occidental is increasing production and recoverable reserves from the field's 4 billion barrels of remaining oil in place.

     Occidental is moving forward under a new agreement with a second phase in the development of ISND. The new phase is targeting the development and recovery of 145 million gross barrels of additional reserves from ISND.
     Occidental is also engaged in full-field development of the Idd El Shargi South Dome (ISSD) field which, as a satellite to the North Dome, reduces the overall capital requirement of the two projects.
     Combined production from the two fields averaged 42,000 barrels per day, net to Occidental, in 2002.
     When the second phase of ISND and the full-field development of ISSD are fully completed, Occidental expects its total net production from Qatar to increase to approximately 76,000 barrels per day in 2006. Reserves, net to Occidental, related to these projects are expected to total 94 million barrels.
     Also, see the Dolphin Project discussed above.

SAUDI ARABIA
     In Saudi Arabia, Occidental has a 20-percent interest in the Core Venture Two consortium, which is proposing to invest in the Red Sea area to help the Kingdom identify and develop new natural gas reserves for the domestic market.
     An initial agreement was signed with the Kingdom on June 3, 2001.

OTHER EASTERN HEMISPHERE
PAKISTAN
     Occidental holds oil and gas working interests, that vary from 25 to 50 percent, in four Badin Blocks in Pakistan. BP is the operator. In 2002, Occidental purchased additional interests in two of these blocks from the government of Pakistan for approximately $72 million. Current gross production is 65,000 BOE per day, while Occidental's net share is approximately 25,000 BOE per day.
     Current plans call for drilling 13 to 15 wells per year to develop new and existing fields. Additionally, Occidental continues to evaluate various exploration opportunities.

RUSSIA
     In Russia, Occidental owns 50 percent of a joint venture company, Vanyoganneft, that operates in the western Siberian oil basin. Production for 2002 was approximately 27,000 BOE per day, net to Occidental.

LATIN AMERICA
COLOMBIA
     Occidental has a 35-percent net share of production and is operator of the Cano Limon oil field in Colombia. Colombia's national oil company, Ecopetrol, operates the Cano Limon-Covenas oil pipeline and marine-export terminal. The pipeline transports oil produced from the Cano Limon field for export to international markets. In addition, Occidental has an 88-percent working interest in two exploration blocks encompassing 6,647 square miles in the Central Llanos Basin.
     In 2002, production from Occidental's Cano Limon operations in Colombia increased substantially from 2001 due to improved security along the export pipeline that reduced the number of attacks by local terrorist groups. The pipeline was subjected to a record number of attacks in 2001. Occidental's net share of 2002 production averaged 35,000 barrels of oil per day compared to 18,000 barrels per day in 2001. This operation accounts for less than one percent of Occidental's worldwide assets, only two percent of total worldwide reserves and less than seven percent of average worldwide oil and gas production in 2002. Occidental presently anticipates that it will recover the proved reserves attributable to its contract.

ECUADOR
     Gross production in Block 15 in 2002, which Occidental operates with a 60-percent working interest, averaged approximately 13,000 barrels of oil per day net to Occidental.
     Full field development of the Eden Yuturi oil field in the southeastern corner of Block 15 is complete. Full-scale production is scheduled to coincide with the anticipated completion, in the second half of 2003, of the Oleoducto de Crudos Pesados (OCP) Ltd. oil export pipeline, in which Occidental has a 12-percent interest. In addition, work continues in the producing areas in the western portion of the block. The combined effect of these projects is expected to add total net incremental production of 30,000 barrels per day to Occidental's production profile in 2004.
     In addition, Occidental is expanding its exploration activities in Block 15 with aggressive 3-D seismic and drilling programs.
     In 2000, Occidental farmed out a 40-percent economic interest in Block 15 in Ecuador to Alberta Energy Company Ltd. (AEC), now EnCana. As a result of this transaction, EnCana agreed to fund a significant portion of the capital program.
     Foreign oil companies, including Occidental, have been paying Value Added Tax (VAT), generally calculated on the basis of 10-12 percent of expenditures for goods and services used in the production of oil for export. Until 2001, oil companies, like other companies producing products for export, filed for and received reimbursement of VAT. In 2001, the Ecuador tax authority announced that the oil companies' VAT payments did not qualify for reimbursement. In response, the affected oil companies filed actions in the Ecuador Tax Court to seek a judicial determination that the expenditures are subject to reimbursement. In November 2002, Occidental initiated an international arbitration proceeding against the Ecuadorian Government under the United States-Ecuador bilateral investment treaty based on Occidental's belief that the Ecuadorian Government is arbitrarily and discriminatorily refusing to refund the VAT to Occidental. Occidental believes that it has a valid claim for reimbursement under applicable Ecuador tax law and the treaty. In the event of an unfavorable outcome, the potential income statement effect would not be significant.

PRODUCTION-SHARING CONTRACTS
     Occidental conducts its operations in Qatar, Oman and Yemen under production-sharing contracts. Occidental receives a share of production from production-sharing contracts to recover its costs and an additional share for profit. Occidental's share of production from these contracts decreases when oil prices improve and increases when oil prices decline. Overall, Occidental's net economic benefit from these contracts is greater at higher oil prices.

BUSINESS REVIEW - CHEMICAL
CHLOR-ALKALI
     2002 saw increased demand for chlorine in all major market segments, particularly VCM, propylene oxide and epichlorohydrin. Domestic demand for co-product caustic soda was flat year over year and exports from the U.S. declined.
     The chlor-alkali industry entered 2002 coming off the lowest operating rate since 1985. As a result of increased demand, coupled with a full year of capacity reductions in 2002, industry-operating rates increased from 81 percent in the fourth quarter of 2001 to a peak of 93 percent in the third quarter of 2002. Annual operating rates increased from 85 percent for 2001 to 89 percent for 2002.
     Prices for chlorine followed the demand curve and increased steadily throughout the year. Declining total demand for caustic soda coupled with increased electrochemical unit (ECU) production led to falling caustic soda prices through the third quarter.
     Although markets have improved steadily in 2002, OxyChem has maintained its Deer Park chlor-alkali production facility in Houston, Texas in a standby mode pending further strengthening in overall economic conditions and improved demand for caustic soda.
     OxyChem successfully began commercial operation of a 778-megawatt cogeneration facility in Taft, Louisiana in the fourth quarter of 2002. This facility provides all of the steam and electric power requirements for the Taft, Louisiana chlor-alkali plant at a lower cost than if the plant were to generate its own steam and purchase electricity from a public utility. It sells excess power in the merchant market.

VINYLS
     2002 saw improvement in North American PVC resin demand following a strengthening trend which began in early 2001. For the year, North American PVC resin demand grew at a rate of approximately 5 percent. The 2002 market exhibited strong growth through July, with more moderate growth in the third quarter, followed by seasonal contraction in the fourth quarter.
     As a result of higher demand, together with lower inventory levels, in much of the chain, industry-operating rates climbed from the low 80 percent levels of the second half of 2001 to above 90 percent for the second and third quarters of 2002. Although PVC resin capacity remains in oversupply, tightness in VCM and chlorine feedstocks have constrained vinyls production levels throughout the year.
     Vinyls prices reflected this tightness by rising 14 cents/lb in the first seven months of 2002. Prices to vinyls export markets peaked somewhat earlier in the year then retreated during the third quarter, due primarily to a sharp reduction in Chinese imports. Prices posted improvements in late fourth quarter as spot buyers anticipated supply constraints for 2003 coupled with an overall improvement in demand in Southeast Asia.

2003 OUTLOOK
OIL AND GAS
     The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand and the availability of supply.
     In the last half of 2002, worldwide oil prices strengthened due to increasing political and economic turmoil in Venezuela and the growing threat of conflict with Iraq. Venezuela alone accounts for approximately 13 percent of total U.S. oil imports. These uncertainties raised concerns about the security and availability of ample supplies to meet growing demand. In 2003, continued unrest in Venezuela and the Middle East portend significant volatility for short-term crude oil prices and continued price uncertainty over the long-term. If the turmoil continues well into 2003, the result could be a continued tightening of crude oil supplies and correspondingly higher prices. Conversely, a lessening of the uncertainties could result in greater crude oil supply and lower prices.
     Sustained high oil prices will significantly impact profitability and returns for Occidental and other upstream producers. However, the industry has historically experienced wide fluctuations within price cycles. For example, the average price of WTI crude oil in the first quarter of 2002 was $21.64/bbl compared to $28.15 in the fourth quarter. Although oil prices cannot be predicted with any certainty, WTI price has averaged approximately $21.25/barrel over the past ten years.
     While supply-demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, which make it difficult to predict prices with any degree of confidence.
     Over the long-term, volatile prices, sharp production decline rates and the uncertain timing of new gas supplies, in response to new gas-related drilling, place constraints on the domestic gas supply industry. Record high gas-related drilling rates in the first half of 2001 added very little new domestic production capacity, increasing uncertainty about the 2003 gas supply outlook, particularly as drilling declined in the wake of falling prices in the first half of 2002.
     The early onset of severe winter weather for the 2002-2003 heating season contributed to an increase in gas prices in the second half of 2002. However, this did not spark a corresponding increase in gas-driven drilling activity, giving rise to expectations of steeper production decline rates in 2003. Robust prices in 2003 could lead to a new upsurge in gas-related drilling to address longer-term supply uncertainties.

CHEMICAL
     The performance of the chemical business is difficult to forecast, but this business is capable of contributing significant earnings and cash flow when demand is strong. The major factors that have an impact on the performance of the chemicals business are general economic conditions, energy and feedstock costs, and the effect of changes in productive capacity.

CHLOR-ALKALI
     Further improvement in ECU operating rates is expected as domestic demand for both chlorine and caustic soda are forecasted to increase over 2 percent in 2003 and industry capacity is expected to decline further. PVC, and other derivatives not manufactured by Occidental, are leading the growth in demand for chlorine. Growth in demand for caustic soda is expected to track overall manufacturing activity.
     With increasing demand and increased capacity utilization, pricing for chlorine is expected to improve slightly over the fourth quarter 2002 levels. Caustic soda prices are expected to show a marked improvement over 2002 as contracts reflect previously announced price increases and overall supply and demand become more balanced.
     Energy costs for 2003 are expected to increase over 2002 levels.

VINYLS
     Occidental expects North American PVC resin demand to grow 4 - 5 percent for 2003, based on annual U.S. and global GDP growth expectations of approximately 2.5 percent. North American PVC operating rates are expected to continue to move upward in 2003, averaging 1 - 2 percent higher than 2002 rates.
     Chlorovinyls supply constraints, together with spiking energy costs, have created conditions for vinyls price increases early in 2003. In addition, VCM intermediates will be in shorter supply than PVC because of industry capacity rationalizations and maintenance requirements. Operating rates for North American VCM producers are expected to average well above 90 percent.
     Energy and raw material price escalation will limit margin growth in 2003. Tightness in chlorine supply for vinyls production will remain a concern in 2003.

INCOME SUMMARY
     Occidental reported net income of $1.0 billion ($2.63 per share) in 2002, on net sales of $7.3 billion, compared with net income of $1.2 billion ($3.10 per share) in 2001, on net sales of $8.1 billion. Core earnings were $1.0 billion in 2002 and $1.2 billion in 2001.

SEGMENT OPERATIONS
     The following discussion of Occidental's two operating segments and corporate items should be read in conjunction with Note 15 to the Consolidated Financial Statements.
     Segment earnings exclude interest income, interest expense, unallocated corporate expenses, discontinued operations and cumulative effect of changes in accounting principles, but include gains and losses from dispositions of segment assets and results from equity investments.
     Foreign income and other taxes and certain state taxes are included in segment earnings based on their operating results. U.S. federal income taxes are not allocated to segments except for amounts in lieu thereof that represent the tax effect of operating charges resulting from purchase accounting adjustments, and the tax effects resulting from major, infrequently occurring transactions, such as asset dispositions and legal settlements that relate to segment results.

     The following table sets forth the sales and earnings of each operating segment and corporate items:

SEGMENT OPERATIONS
In millions

For the years ended December 31,      2002        2001        2000
================================    ========    ========    ========
SALES
Oil and Gas                         $  4,634    $  5,134    $  4,875
Chemical                               2,704       2,968       3,629
                                    --------    --------    --------
                                    $  7,338    $  8,102    $  8,504
================================    ========    ========    ========
EARNINGS(LOSS)
Oil and Gas (a)                     $  1,707    $  2,845    $  2,417
Chemical (a)                             275        (399)        141
                                    --------    --------    --------
                                       1,982       2,446       2,558
Unallocated corporate items
    Interest expense, net (b)           (253)       (272)       (372)
    Income taxes (c)                    (364)       (359)       (853)
    Trust preferred distributions
      and other                          (47)        (56)        (67)
    Other (c, d)                        (155)       (580)        291
                                    --------    --------    --------

Income from continuing
  operations                           1,163       1,179       1,557
Discontinued operations, net             (79)         (1)         13
Cumulative effect of changes in
  accounting principles, net             (95)        (24)         --
                                    --------    --------    --------
Net Income                          $    989    $  1,154    $  1,570
================================    ========    ========    ========

(a) Segment earnings in 2002 were affected by $402 million of net credits allocated, comprising $1 million of charges and $403 million of credits in oil and gas and chemical, respectively. The chemical amount includes a $392 million credit for the sale of the Equistar investment. Segment earnings in 2001 were affected by $14 million of net charges allocated, comprising $56 million of charges and $42 million of credits in oil and gas and chemical, respectively. The oil and gas amount includes a charge for the sale of the Indonesian Tangguh LNG project. The chemical amount includes credits for the sale of certain chemical operations. Segment earnings in 2000 were affected by $25 million from net charges allocated, comprising $32 million of charges and $7 million in credits in oil and gas and chemical, respectively. The oil and gas amount includes a charge for the GOM Continental Shelf transactions. The chemical amount includes a net charge for the sale of certain chemical operations.
(b) The 2002, 2001 and 2000 amounts are net of $21 million, $102 million and $106 million, respectively, of interest income on notes receivable from Altura partners.
(c) The 2001 tax amount excludes the income tax benefit of $188 million attributed to the sale of the entity that owns a Texas intrastate pipeline system. The tax benefit is included in Other.
(d) The 2002 amount includes $22 million of preferred distributions to the Altura partners. The 2001 amount includes the after-tax loss of $272 million related to the sale of the entity that owns a Texas intrastate pipeline system, a $109 million charge for environmental remediation expenses and $104 million of preferred distributions to the Altura partners. The 2000 amount includes the pre-tax gain on the sale of the CanadianOxy investment of $493 million, partially offset by preferred distributions to the Altura partners of $107 million. The preferred distributions are essentially offset by the interest income discussed in
     (b) above.

OIL AND GAS

In millions, except as indicated               2002        2001        2000
=========================================    ========    ========    ========
SEGMENT SALES                                $  4,634    $  5,134    $  4,875
SEGMENT EARNINGS                             $  1,707    $  2,845    $  2,417
CORE EARNINGS (a)                            $  1,707    $  2,446    $  2,417
NET PRODUCTION PER DAY
   UNITED STATES
     Crude oil and liquids (MBBL)
        California                                 86          76          70
        Permian                                   142         137         101
        U.S. Other                                  4          --           1
                                             --------    --------    --------
           Total                                  232         213         172
     Natural Gas (MMCF)
        California                                286         303         306
        Hugoton                                   148         159         168
        Permian                                   130         148         119
        U.S. Other                                 --          --          66
                                             --------    --------    --------
           Total                                  564         610         659
   LATIN AMERICA
     Crude oil & condensate (MBBL)
        Colombia                                   40          21          37
        Ecuador                                    13          13          17
                                             --------    --------    --------
           Total                                   53          34          54
   MIDDLE EAST AND
    OTHER EASTERN HEMISPHERE
     Crude oil & condensate (MBBL)
        Oman                                       13          12           9
        Pakistan                                   10           7           6
        Qatar                                      42          43          49
        Yemen                                      37          33          32
                                             --------    --------    --------
           Total                                  102          95          96
     Natural Gas (MMCF)
        Pakistan                                   63          50          49
                                             --------    --------    --------
           Total                                   63          50          49
   CONSOLIDATED SUBSIDIARIES (MBOE)               492         452         440
     Less: Colombia-minority interest              (5)         (3)         (5)
     Add:  Russia-Occidental net interest          27          27          26
     Add:  Yemen-Occidental net interest            1          --          --
                                             --------    --------    --------
     TOTAL WORLDWIDE PRODUCTION                   515         476         461
                                             ========    ========    ========
AVERAGE SALES PRICES
   CRUDE OIL PRICES ($ per barrel)
     U.S.                                    $  23.47    $  21.74    $  26.66
     Latin America                           $  23.14    $  20.10    $  26.07
     Middle East and
       Other Eastern Hemisphere (e)          $  24.01    $  22.97    $  26.92
     Total consolidated subsidiaries         $  23.56    $  21.91    $  26.62
     Other interests                         $  14.80    $  15.57    $  18.60
     Total worldwide                         $  22.91    $  21.41    $  25.99
   GAS PRICES ($ per thousand cubic feet)
     U.S.                                    $   2.89    $   6.40    $   3.66
     Middle East and
       Other Eastern Hemisphere              $   2.08    $   2.29    $   1.99
     Total worldwide                         $   2.81    $   6.09    $   3.53
EXPENSED EXPLORATION (b)                     $    176    $    184    $     94
CAPITAL EXPENDITURES
   Development                               $    897    $    918    $    582
   Exploration                               $     55    $     86    $     79
   Acquisitions and other (c, d)             $     86    $    134    $     77
-----------------------------------------    --------    --------    --------

(a) Occidental's results of operations often include the effects of significant transactions and events affecting earnings that vary widely and unpredictably in nature, timing and amount. Therefore, management uses a measure called "core earnings", which excludes those items. This non-GAAP measure is not meant to disassociate those items from management's performance, but rather is meant to provide useful information to investors interested in comparing Occidental's earnings performance between periods. Core earnings is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.
(b) The 2002 amount includes a $33 million write-off for Lost Hills leases and a $25 million write-off of the Thunderball well, both in California, and the 2001 amount includes a $66 million write-off of the Gibraltar well in Colombia.
(c) Includes mineral acquisitions but excludes significant acquisitions individually discussed in this report.
(d) Includes capitalized portion of injected CO2 of $42 million, $48 million and $44 million in 2002, 2001 and 2000, respectively.
(e)  These amounts exclude implied taxes.

     Occidental explores for and produces oil and natural gas, domestically and internationally. Occidental seeks long-term growth and improvement in profitability and cash flow through a combination of increased operating efficiencies in core assets, enhanced oil recovery projects, focused exploration opportunities and complementary property acquisitions.
     Core earnings in 2002 were $1.7 billion compared with $2.4 billion in 2001. The decrease in core earnings primarily reflects the impact of lower natural gas prices and production volumes, partially offset by higher crude oil prices and production volumes.

CHEMICAL

In millions, except as indicated                2002        2001        2000
==========================================    ========    ========    ========
SEGMENT SALES                                 $  2,704    $  2,968    $  3,629
SEGMENT EARNINGS (LOSS)                       $    275    $   (399)   $    141
CORE EARNINGS (a)                             $    111    $     13    $    281
KEY PRODUCT INDEXES (1987 through
      1990 average price = 1.0)
   Chlorine                                       1.01        0.74        1.58
   Caustic soda                                   0.71        1.33        0.69
   Ethylene Dichloride                            1.01        0.61        1.37
   PVC commodity resins (b)                       0.73        0.68        0.95
KEY PRODUCT VOLUMES
   Chlorine (thousands of tons) (c)              2,807       2,847       2,977
   Caustic soda (thousands of tons)              2,717       2,857       3,168
   Ethylene Dichloride (thousands of tons)         573         735         979
   PVC commodity resins
      (millions of pounds)                       4,132       3,950       3,902
CAPITAL EXPENDITURES
   Basic chemicals                            $     50    $     37    $     49
   Vinyls                                     $     40    $     55    $     61
   Specialty businesses                       $     16    $     19    $     37
   Other                                      $      3    $      1    $      1
------------------------------------------    --------    --------    --------

(a) Occidental's results of operations often include the effects of significant transactions and events affecting earnings that vary widely and unpredictably in nature, timing and amount. Therefore, management uses a measure called "core earnings", which excludes those items. This non-GAAP measure is not meant to disassociate those items from management's performance, but rather is meant to provide useful information to investors interested in comparing Occidental's earnings performance between periods. Core earnings is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.
(b) Product volumes produced at former PolyOne facilities, now part of OxyVinyls, are excluded from the product indexes.
(c)  Product volumes include products produced and consumed internally.

     Core earnings were $111 million in 2002, compared with $13 million in 2001. The increase in core earnings reflects the impact of higher average prices for chlorine, EDC and PVC resins and lower raw material costs, partially offset by lower prices for caustic soda and overall lower volumes.

SIGNIFICANT ITEMS AFFECTING EARNINGS
     Occidental's results of operations often include the effects of significant transactions and events affecting earnings that vary widely and unpredictably in nature, timing and amount. Therefore, management uses a measure called "core earnings", which excludes those items. This non-GAAP measure is not meant to disassociate those items from management's performance, but rather is meant to provide useful information to investors interested in comparing Occidental's earnings performance between periods. Reported earnings are considered representative of management's performance over the long term. Core earnings is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.

SIGNIFICANT ITEMS AFFECTING EARNINGS

Benefit (Charge)  In millions                  2002        2001        2000
=========================================    ========    ========    ========
TOTAL REPORTED EARNINGS                      $    989    $  1,154    $  1,570
=========================================    ========    ========    ========
OIL AND GAS
Segment Earnings                             $  1,707    $  2,845    $  2,417
Less:
  Gain on sale of interest in the
    Indonesian Tangguh LNG Project (a)             --         399          --
                                             --------    --------    --------
Segment Core Earnings                        $  1,707    $  2,446    $  2,417
-----------------------------------------    --------    --------    --------
CHEMICAL
Segment Results                              $    275    $   (399)   $    141
Less:
  Gain on sale of Equistar investment (a)         164          --          --
  Equistar writedown                               --        (412)         --
  Writedown of intermediates                       --          --        (140)
                                             --------    --------    --------
Segment Core Earnings                        $    111    $     13    $    281
-----------------------------------------    --------    --------    --------
CORPORATE
Results                                      $   (993)   $ (1,292)   $   (988)
Less:
  Loss on sale of pipeline-owning
    entity (a)                                     --        (272)         --
  Settlement of state tax issue                    --          70          --
  Gain on sale of CanadianOxy
    investment                                     --          --         493
  Changes in accounting principles,
    net (a)                                       (95)        (24)         --
  Discontinued operations, net (a)                (79)         (1)         13
  Tax effect of pre-tax adjustments                --         148        (145)
-----------------------------------------    --------    --------    --------
TOTAL CORE EARNINGS                          $    999    $  1,246    $  1,349
=========================================    ========    ========    ========

(a)  These amounts are shown after-tax.

CONSOLIDATED OPERATIONS

SELECTED REVENUE ITEMS

In millions                                  2002       2001       2000
========================================   ========   ========   ========
Net sales                                  $  7,338   $  8,102   $  8,504
Interest, dividends and other income       $    143   $    223   $    263
Gains on disposition of assets, net        $     10   $     10   $    639
----------------------------------------   --------   --------   --------

     The decrease in sales in 2002, compared to 2001, primarily reflects lower natural gas and chemical prices and lower natural gas and chemical volumes, partially offset by higher crude oil prices and higher crude oil production.
     The decrease in sales in 2001, compared to 2000, primarily reflects lower crude oil and chemical prices, partially offset by higher natural gas prices.
     Interest, dividends and other income in 2002, 2001 and 2000 includes interest income on the notes receivable from the Altura partners of $21 million, $102 million and $106 million, respectively. Occidental exercised an option in May 2002 to redeem the sellers' remaining partnership interests in exchange for the notes receivable.
     Gains on disposition of assets in 2001 includes the pre-tax gain of $454 million on the sale of the interest in the Tangguh LNG project and the pre-tax loss of $459 million on the sale of its interests in a subsidiary that owned a Texas intrastate pipeline system. Gains on disposition of assets in 2000 includes the pre-tax gain of $493 million on the sale of the CanadianOxy investment, the pre-tax gain of $61 million on the partial sale of the Gulf of Mexico assets, the pre-tax gain of $63 million on the receipt of contingency payments related to a prior-year sale of a Dutch North Sea subsidiary and the pre-tax gain of $34 million on the sale of the Durez business.

SELECTED EXPENSE ITEMS

In millions                               2002       2001       2000
=====================================   ========   ========   ========
Cost of sales                           $  3,385   $  3,626   $  3,933
Selling, general and administrative
   and other operating expenses         $    635   $    665   $    686
Write-down of assets                    $     42   $      3   $    180
Exploration expense                     $    176   $    184   $     94
Interest and debt expense, net          $    295   $    401   $    510
-------------------------------------   --------   --------   --------

     Cost of sales decreased in 2002, compared to 2001, and 2001 compared to 2000, due mainly to lower chemical raw material costs.
     Selling, general and administrative and other operating expenses decreased in 2002, compared to 2001, due mainly to 2001 severance and other charges. Selling, general and administrative and other operating expenses decreased in 2001, compared to 2000, due mainly to a decrease in chemical selling costs.
     The 2002 write-down of assets amount includes write-downs for certain chemical assets. The 2000 amount includes the write-down of certain oil and gas investments and the chemical intermediate businesses.
     Exploration expense in 2002 includes a $33 million write-off for Lost Hills leases and a $25 million write-off for the Thunderball deep gas well, both in California. Exploration expense in 2001 includes expensing higher-cost exploration wells, primarily the Gibraltar well in Colombia of $66 million.
     The decrease in interest and debt expense in 2002, compared to 2001, and 2001 compared to 2000, reflects lower outstanding debt levels and lower interest rates.

OTHER ITEMS

In millions                               2002       2001       2000
=====================================   ========   ========   ========
Provision for income taxes              $    422   $    556   $  1,434
Minority interest                       $     77   $    143   $    185
Loss (income) from equity investments   $    261   $    504   $    (67)
-------------------------------------   --------   --------   --------

     The 2002 provision for income taxes includes an income tax benefit of $406 million for the sale of the Equistar investment. The 2001 provision includes income tax benefits of $172 million resulting from the write-down of the Equistar investment, $188 million from the sale of the entity that owns a Texas intrastate pipeline system, and a $70 million settlement of a state-tax issue. The 2000 provision includes an income tax charge for the gain on the sale of the CanadianOxy investment.
     The decrease in minority interest in 2002, compared to 2001, was due to an $84 million decrease in preferred distributions to the Altura partners. The remaining Altura partnership interests were redeemed in May 2002. The decrease in minority interest in 2001, compared to 2000, was due to a $38 million decrease in the minority interest attributable to PolyOne, the minority interest partner in OxyVinyls.

     The 2002 loss from equity investments includes a pre-tax loss of $242 million from the sale of the Equistar investment in August 2002. The loss from equity investments in 2001 includes a $412 million pre-tax write-down of Equistar and a loss of $89 million from the Equistar equity investment.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

In millions                2002       2001       2000
                         ========   ========   ========
NET CASH PROVIDED        $  2,100   $  2,566   $  2,348

     The lower operating cash flow in 2002, compared with 2001, results from lower core earnings and higher working capital usage.
     The higher operating cash flow in 2001, compared with 2000, results from lower core earnings and higher working capital usage more than offset by additional significant non-cash items.
     Other non-cash charges in 2002 include environmental remediation accruals and the asset writedown for two chemical facilities. Other non-cash charges in 2001 include environmental remediation accruals. Other non-cash charges in 2000 include the write-down of the chemical intermediate businesses and other miscellaneous items. Each of the three years also includes charges for employee benefit plans and other items.

INVESTING ACTIVITIES

In millions                2002       2001       2000
                         ========   ========   ========
NET CASH USED            $ (1,696)  $   (651)  $ (3,044)

     The 2002 amount includes approximately $349 million for a 24.5-percent interest in DEL, the operator of the Dolphin Project.
     The 2001 amount includes the gross proceeds of $863 million from the sale of the entity that owns a Texas intrastate pipeline system and the sale of Occidental's interest in the Tangguh LNG project in Indonesia.
     The 2000 amount includes the gross proceeds of approximately $800 million from the sale of the CanadianOxy investment, gross proceeds of $150 million from the sale of the Durez business and approximately $342 million from the GOM asset transactions. The 2000 amount also includes approximately $3.7 billion for the purchases of Altura and THUMS.

CAPITAL EXPENDITURES

In millions                     2002        2001       2000
==========================    ========    ========   ========
Oil and Gas                   $  1,038    $  1,138   $    738
Chemical                           109         112        148
Corporate and other                 89          58          6
                              --------    --------   --------
TOTAL                         $  1,236    $  1,308   $    892
==========================    ========    ========   ========

     Occidental's capital spending estimate for 2003 is $1.3 billion. Of the total, approximately $1.2 billion will be allocated to oil and gas, with Qatar, Elk Hills and the Permian Basin receiving the highest priority.

FINANCING ACTIVITIES

In millions                     2002        2001        2000
                              ========    ========    ========
NET CASH (USED)PROVIDED       $   (456)   $ (1,814)   $    579

     The 2002 amount reflects the net $179 million buyout of the natural gas delivery commitment and $72 million of net proceeds from the issuance of a subsidiary's preferred stock.
     The 2001 amount reflects the repayment of $2.3 billion of long-term and non-recourse debt, partially offset by proceeds of $861 million from new long-term debt.
     The 2000 amount reflects the proceeds from the $2.4 billion non-recourse debt, partially offset by repayments of $1.4 billion on the long-term and non-recourse debt. The 2000 amount also includes the first year of purchases made to satisfy delivery commitments under the natural gas delivery commitment that was signed in 1998.
     Occidental paid common stock dividends of $375 million in 2002, $372 million in 2001 and $369 million in 2000.
     Occidental has a centralized cash-management system that funds the working capital and capital expenditure requirements of its various subsidiaries. There are no provisions under existing debt agreements that significantly restrict Occidental's ability to move funds among operating entities.

ADDITIONAL CONSIDERATIONS REGARDING FUNDING AND LIQUIDITY
     In the course of its business activities, Occidental pursues a number of projects and transactions to meet its core business objectives. The accounting and financial statement treatment of these transactions is a result of the varying methods of funding employed. Occidental also makes commitments on behalf of unconsolidated entities. These transactions, or groups of transactions, are recorded in compliance with generally accepted accounting principles and, unless otherwise noted, are not reflected on Occidental's balance sheets. The following is a description of the business purpose and nature of these transactions.

* OIL AND GAS TRANSACTIONS
ECUADOR
     In Ecuador, Occidental has a 12-percent interest in a company currently constructing an oil export pipeline, which is expected to be completed in 2003. Construction of the pipeline has made it feasible for Occidental to develop the Eden Yuturi field it discovered several years ago in the southeastern corner of Block 15. The development of Eden Yuturi, together with ongoing work in the western portion of the block that is currently in production, is expected to add net incremental production of 30,000 barrels per day in 2004, all of which is expected to be transported through the new pipeline. Occidental has committed to make capital contributions up to its share (currently estimated to be approximately $64 million) of the estimated total project capital requirements. As of December 31, 2002, Occidental has contributed $9 million to the project. Occidental reports this investment in its consolidated statements using the equity method of accounting.
     The project is being funded in part by senior project debt. The senior project debt is to be repaid with the proceeds of ship-or-pay tariffs of certain upstream producers in Ecuador, including Occidental. Under their ship-or-pay commitments, Occidental and the other upstream producers have each assumed their respective share of project-specific risks, including construction risk, operating risk and force-majeure risk. Occidental would be required to make an advance tariff payment in the event of termination of the agreement authorizing the pipeline company to build the pipeline, prolonged delay in project completion, prolonged force majeure, upstream expropriation events, bankruptcy of the pipeline company or its parent company, abandonment of the project, termination of an investment guarantee agreement with Ecuador, or certain defaults by Occidental. This advance tariff would be used by the pipeline company to service or prepay project debt. Occidental's obligation relating to the pipeline company's senior project debt totaled $101 million, and the completion bonds and other bonds totaled $17 million at December 31, 2002. As Occidental ships product using the pipeline, its overall obligations will decrease with the reduction of the pipeline company's senior project debt.

ELK HILLS POWER
     Occidental and Sempra Energy (Sempra) each has a 50-percent interest in Elk Hills Power LLC, a limited liability company that is currently constructing a gas-fired, power-generation plant in California. Occidental accounts for this investment using the equity method. In January 2002, Elk Hills Power LLC entered into a $400 million construction loan facility. Occidental guarantees $200 million (50 percent) of the loan facility. At December 31, 2002, approximately $162 million of debt guaranteed by Occidental was outstanding.

* CHEMICAL TRANSACTIONS
TAFT COGENERATION FACILITY
     Occidental is leasing a cogeneration facility which was completed in 2002. This facility supplies all the steam and electric power requirements for Occidental's Taft chlor-alkali plant at a lower cost than if the plant were to generate its own steam and purchase electricity from a public utility. An owner trust with investors as participating beneficiaries owns the project. The equity participants in the owner trust funded the owner trust with equity during construction in the amount of three percent of the cumulative project costs throughout the period and in an amount in excess of 14 percent of the final project costs upon the commencement of the lease term. In connection with the completion of construction and satisfaction of certain other conditions, the 26-year term of the operating lease commenced in December 2002. At December 31, 2002, Occidental estimates the present value of the remaining lease payments to be $455 million.


LEASES
     Occidental has entered into various operating lease agreements, mainly for railcars, power plants, manufacturing facilities and office space. The leased assets are used in Occidental's operations where leasing offers advantages of greater operating flexibility and generally costs less than alternative methods of funding that were available at the time financing decisions were made. Lease payments are charged to Occidental's operations, mainly as cost of sales.
     The accounting treatment for the leases described above, including the Taft lease, is dictated by Statement of Financial Accounting Standards (SFAS) No. 13 and other related pronouncements issued by the Financial Accounting Standards Board (FASB). These leases have been classified as operating leases in accordance with the operating lease criteria. As discussed under "Additional Accounting Changes" (below), FASB Interpretation (FIN) No. 46 is expected to result in the consolidation of certain variable interest entities that are owners of plant and equipment Occidental leases from them. The probable consolidation would affect the LaPorte, Texas VCM plant lease. If consolidation were to take place, there would be no significant effect on Occidental's financial condition; however, consolidation would result in an increase in assets of approximately $132 million and liabilities of $154 million, with an after-tax charge of approximately $22 million in the third quarter of 2003 that would be recorded as a cumulative effect of a change in accounting principles. Annual expense for depreciation would increase by approximately $12 million pre-tax. If Occidental chose to terminate the leases prior to adoption, there would be no cumulative effect of a change in accounting principles.

OXYMAR
     Occidental has a 78.6-percent ownership interest (before minority interest) in OxyMar. Occidental owns 28.6 percent of OxyMar directly and the OxyVinyls partnership, which is 76-percent owned by Occidental, owns 50 percent. Therefore, after minority interest, Occidental's effective ownership interest is 67 percent. Marubeni Corporation (Marubeni) owns the remaining 21.4 percent of OxyMar, but has a 50-percent voting interest. The OxyMar VCM plant is a modern, efficient manufacturing facility. Occidental's chlorovinyls business derives significant economic benefit from OxyMar's operations as the supplier of certain products to OxyMar. OxyMar, in turn, supplies VCM required by Occidental to manufacture PVC. This investment in OxyMar is recorded as an equity investment on the consolidated balance sheet. Occidental guarantees 50 percent of OxyMar's $165 million private placement bonds due 2016 and 100 percent of a $220 million revolving line of credit which matures in 2005, under which $105 million was outstanding at December 31, 2002. These amounts are reflected as debt on OxyMar's balance sheet. Marubeni has a right to put its interest in OxyMar to Occidental in 2004 by paying approximately $25 million to Occidental and, in connection with this transfer, require Occidental to assume Marubeni's guarantee of OxyMar's debt. Occidental determined that Marubeni's strike price was equal to fair value as of the issue date and assigned a fair value of zero to the option. Therefore, Occidental did not record an asset or liability associated with this put option in the consolidated financial statements. Since the put price was negotiated on arms'-length terms and has no predetermined conditions that would require exercise of the option, Occidental cannot determine whether Marubeni will exercise its option. Occidental does not expect to record a loss if the option is exercised. If OxyMar were to be consolidated at December 31, 2002, assets would increase by $172 million and liabilities would increase by $163 million on Occidental's consolidated balance sheets. As of December 31, 2002, Occidental had advanced $95 million to OxyMar and had a net equity investment of $30 million. As discussed under "Additional Accounting Changes" (below), FIN No. 46 is expected to result in the consolidation of OxyMar in the third quarter of 2003. This consolidation is not expected to have a significant effect on Occidental's financial condition and will not change Occidental's results of operations.

INGLESIDE
     Occidental and ConocoPhillips (Conoco) each has a 50-percent interest in Ingleside Cogeneration Limited Partnership, a limited partnership (Ingleside
LP), which operates a cogeneration plant in Texas. The cogeneration facility supplies all of the steam and electric power requirements to Occidental's Ingleside chlor-alkali plant and OxyMar's VCM plant at less cost than if these facilities were to produce their own steam and purchase electric power from a public utility. At December 31, 2002, Ingleside LP had approximately $171 million in debt, which is secured by its assets. Occidental has not guaranteed this debt; however, Occidental and Conoco currently each guarantee half of a debt service reserve amount of approximately $8 million. Occidental accounts for this investment using the equity method.

* OTHER TRANSACTIONS
RECEIVABLES SALE PROGRAM
    Occidental has an agreement in place to sell, under a revolving sale program, an undivided interest in a designated pool of trade receivables. This program is used by Occidental as a low-cost source of working capital funding. The balance of receivables sold at December 31, 2002 and 2001 was $360 million. This amount is not included in the debt and related trade receivables accounts, respectively, on Occidental's consolidated balance sheets. Receivables must meet certain criteria to qualify for the program.
     Under this program, Occidental serves as the collection agent with respect to the receivables sold. An interest in new receivables is sold as collections are made from customers. Fees and expenses under this program are included in selling, general and administrative and other operating expenses. The fair value of any retained interests in the receivables sold is not material. The buyers of the receivables are protected against significant risk of loss on their purchase of receivables. Occidental provides for allowances for any doubtful receivables based on its periodic evaluation of such receivables. The provisions for such receivables were not material in the years ended December 31, 2002, 2001 and 2000.
     The program terminates upon certain events, including Occidental's senior debt rating falling below investment grade. In such an event, alternative funding would have to be arranged, which could result in an increase in debt recorded on the consolidated balance sheet, with a corresponding increase in the accounts receivable balance. The consolidated income statement effect of such an event would not be significant.

* CONTRACTUAL OBLIGATIONS
     The table below summarizes and cross-references certain contractual obligations that are reflected in the Consolidated Balance Sheets and/or disclosed in the accompanying Notes.

In millions                                        Payments Due by Year
                            ------------------------------------------------------------------
                                                           2004          2006          2008
Contractual                                                 to            to            and
Obligations                    Total         2003          2005          2007       thereafter
========================    ==========    ==========    ==========    ==========    ==========
CONSOLIDATED
BALANCE SHEETS
  Long-Term Debt
    (Note 6) (a)            $    4,105    $      206    $      480    $    1,346    $    2,073
  Capital Leases
    (Note 7)                        26             1             1             1            23
  Trust Preferred
    Securities
    (Note 12)                      455            --            --            --           455
FOOTNOTE DISCLOSURES
  Operating Leases
    (Note 7) (b)                 1,347            88           167           134           958
  Fixed and
    Determinable
    Purchase Obligations
    (Note 9) (c)                    94            21            35            25            13
  Receivable Sale
    Program (Note 1) (d)           360            --            --           360            --
                            ----------    ----------    ----------    ----------    ----------
TOTAL                       $    6,387    $      316    $      683    $    1,866    $    3,522
========================    ==========    ==========    ==========    ==========    ==========

(a) Includes principal payments only. Excludes unamortized discounts and mark-to-market adjustments related to fair-value hedges.
(b)  Offset by sublease rental income.
(c)  Excludes capital commitments.
(d) The $360 million receivable sale amount is reflected in the 2006-2007 year column since Occidental could finance the amount with its committed credit line, which becomes due in 2006, if the program is terminated.

COMMITMENTS
     At December 31, 2002, commitments for major capital expenditures during 2003 and thereafter were approximately $158 million.

ANALYSIS OF FINANCIAL POSITION
     The changes in the following components of Occidental's balance sheet are discussed below:

SELECTED BALANCE SHEET COMPONENTS

In millions                                           2002        2001
================================================    ========    ========
Trade receivables, net                              $    608    $    360
Receivables from joint ventures, partnerships
   and other                                        $    321    $    266
Inventories                                         $    491    $    414
Income tax receivable                               $    150    $     35
Long-term receivables, net                          $    275    $  2,185
Investments in unconsolidated subsidiaries          $  1,056    $    993
Property, plant and equipment, net                  $ 13,036    $ 12,791
Current maturities of long-term debt and capital
   lease liabilities                                $    206    $     --
Accounts payable                                    $    785    $    715
Accrued liabilities                                 $    914    $    849
Dividends payable                                   $    193    $     94
Current obligation under natural gas delivery
   commitment                                       $     --    $    137
Long-term debt, net                                 $  3,997    $  4,065
Long-term obligation under natural gas delivery
   commitment                                       $     --    $    145
Other deferred credits and liabilities              $  2,228    $  2,322
Minority interest                                   $    333    $  2,224
Trust Preferred Securities                          $    455    $    463
Stockholders' equity                                $  6,318    $  5,634
-----------------------------------------------     --------    --------

     The higher balance in trade receivables at December 31, 2002, compared with December 31, 2001, reflects higher product prices during the fourth quarter of 2002 versus 2001. The increase in receivables from joint ventures, partnerships and other is due to higher mark-to-market adjustments on derivative financial instruments in the marketing and trading group. The increase in inventories was primarily the result of higher gas trading inventory. The increase in income tax receivable was due to a tax receivable from the Equistar sale. The decrease in the long-term receivables, net, account is due to the redemption of the notes from the Altura partners. The higher balance in investments in unconsolidated subsidiaries primarily reflects the Dolphin Project and Lyondell acquisitions, partially offset by the sale of the Equistar investment. The increase in the net balance in property, plant and equipment reflects capital spending, partially offset by depreciation, depletion and amortization.
     The increase in current maturities of long-term debt reflects a reclassification of the current portion of long-term debt. The increase in accounts payable is due to higher payable balances in the oil and gas marketing and trading operations. The increase in accrued liabilities is due to the timing of interest accruals on debt. The increase in dividends payable is due to an early declaration of the first quarter 2003 dividend payable in April 2003. The decrease in long-term debt primarily reflects the reclassification of long-term debt to current maturities, partially offset by mark-to-market adjustments related to fair value hedges on a portion of the debt. In accordance with hedge accounting, applicable debt balances are also marked to fair value, which offsets the change in fair value of the derivative. The current and long-term portions of the obligations under the natural gas delivery commitment were eliminated since this commitment was terminated in 2002. Other deferred credits and liabilities include deferred compensation, other post-retirement benefits, environmental remediation reserves, contract advances, deferred revenue and other deferred items. The decrease in minority interest is due to the redemption of the remaining Altura interests in May 2002. The 2002 minority interest balance also includes $75 million of preferred stock issued to a financial institution by a subsidiary of Occidental in December 2002. The increase in stockholders' equity primarily reflects net income, partially offset by dividends on common stock.

FINANCING ACTIVITY
     In 2003, Occidental expects to record a pre-tax interest charge of $50 - $70 million to repay a $450 million 6.4-percent senior notes issue that has ten years of remaining life, but is subject to remarketing on April 1, 2003. Occidental intends to refinance part of this issue on a long-term basis.
     In February 2002, Occidental filed a shelf registration statement for up to $1 billion of its senior debt securities, subordinated debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units, preferred securities of two subsidiary trusts and Occidental's guarantees of such preferred securities. In November 2002, Occidental issued $175 million of 4-percent Medium-Term Senior Notes, Series C, and $75 million of 4.101-percent Medium-Term Senior Notes, Series C, due 2007 for net combined proceeds of approximately $249 million. The net proceeds were used for general corporate purposes. Occidental may issue the remaining $750 million under its medium-term notes program, which includes its Medium-Term Senior Notes, Series C and its Medium-Term Subordinated Notes, Series A.
     On November 15, 2002, Occidental repaid $163 million of 6.75-percent senior notes. During 2002, Occidental also redeemed approximately $35 million of medium-term notes with a weighted-average coupon rate of approximately 7.66 percent.
     In December 2002, a subsidiary of Occidental issued $75 million of preferred stock to a financial institution. Occidental retains all common shares of the subsidiary and elects the majority of the directors. The subsidiary is the holding company for a number of international subsidiaries of Occidental. In the event that the subsidiary fails to pay preferred dividends for two consecutive quarters or upon the occurrence of certain other events, the holder of the preferred stock could gain control of the subsidiary's board of directors.
     In December 2001, Occidental issued $300 million of 5.875-percent senior notes due 2007 and $500 million of 6.750-percent senior notes due 2012 for net combined proceeds of approximately $794 million. Approximately $700 million of the net proceeds were used to extinguish the Altura non-recourse debt. The remaining proceeds were used for general corporate purposes.
     On March 5, 2001, Occidental retired $20.5 million of 7.8-percent pollution control revenue bonds due on December 1, 2005.
     At January 2, 2003, Occidental had approximately $1.8 billion of committed credit lines, which are all available and are utilized, as needed, for daily operating and other purposes. These lines of credit are primarily used to back up the issuance of commercial paper.
     Occidental expects to have sufficient cash in 2003 from operations, and from proceeds from existing credit facilities, as necessary, for its operating needs, capital expenditure requirements, dividend payments, mandatory debt repayments and other commitments. In the event of fluctuations in operating cash flow, Occidental has the ability to vary its discretionary cash outflow, such as capital expenditures.

ACQUISITIONS, DISPOSITIONS AND COMMITMENTS

2002
DOLPHIN PROJECT INVESTMENT
     In November 2002, Occidental closed a transaction with the United Arab Emirates' (UAE) Offsets Group in which Occidental acquired a 24.5 percent interest in DEL, the operator of the Dolphin Project, for a total of $342 million. DEL is a company that also includes as shareholders the UAE Offsets Group (51 percent interest) and TotalFinaElf (24.5 percent interest). The amount has been allocated, on a preliminary basis, primarily to investment in unconsolidated entities. Occidental will also be responsible for its 24.5 percent share of costs on an ongoing basis.

LYONDELL-EQUISTAR TRANSACTION
     In August 2002, Occidental and Lyondell Chemical Company completed an agreement for Occidental to sell its 29.5-percent share of Equistar to Lyondell and to purchase a 21-percent equity interest in Lyondell. Occidental entered into these transactions to diversify its petrochemicals interests. These transactions also reduced Occidental's direct exposure to petrochemicals volatility, yet allowed it to preserve, through its Lyondell investment, an economic upside when the petrochemicals industry recovers. In connection with these transactions, Occidental wrote down its investment in the Equistar partnership to fair value by recording a $412 million pre-tax charge as of December 2001. After the write-down, the net book value of Occidental's investment in Equistar at December 31, 2001, after considering tax effects, approximated the fair value of the Lyondell shares Occidental expected to receive, less transaction costs. Occidental recorded an after-tax gain of $164 million in the third quarter of 2002, as a result of closing these transactions on August 22, 2002. Occidental's initial carrying value of the Lyondell investment was $489 million, which represented the fair value of Lyondell's shares at closing.

PAKISTAN ACQUISITION
     In 2002, Occidental increased its ownership in Badin Block 1 and 2R by purchasing additional interests in these two blocks from the government of Pakistan for approximately $72 million.

DISPOSITION OF CHROME AND VULCAN
     In the fourth quarter of 2002, Occidental sold its chrome business at Castle Hayne, North Carolina for $25 million and its calendering operations (Vulcan) for a $6 million note receivable. In the third quarter of 2002, Occidental recorded an after-tax impairment charge of $69 million and classified both of these businesses as discontinued operations. The fair value of these businesses was determined by the expected sales proceeds from third party buyers. When these transactions closed, no significant gain or loss was recorded.

2001
SALE OF INTRASTATE PIPELINE
     On August 31, 2001, Occidental sold its interest in a subsidiary that owned a Texas intrastate pipeline system. The entity was sold to Kinder Morgan Energy Partners, L.P. for $360 million. Occidental recorded an after-tax loss of approximately $272 million in connection with this transaction.

SALE OF INDONESIA GAS PROPERTIES
     On July 10, 2001, Occidental completed the sale of its interest in the Tangguh LNG project in Indonesia to Mitsubishi Corporation of Japan for proceeds of $503 million. Occidental recorded an after-tax gain of approximately $399 million for this transaction.

2000
MILNE POINT ASSET SWAP
     On December 4, 2000, Occidental completed an agreement with BP to obtain BP's interest in a carbon dioxide field in New Mexico and related pipelines in exchange for Occidental's interest in the Milne Point oil field in Alaska, together with additional cash consideration. The BP properties acquired had a book value of $51 million, and Occidental paid $14 million as additional consideration. The gain on this transaction was immaterial.

OXYMAR PURCHASE
     On November 29, 2000, OxyChem purchased a 28.6-percent interest in OxyMar, a Texas general partnership that owns the Ingleside, Texas VCM facility operated by OxyChem. The interest was purchased from U.S. VCM Corporation, an affiliate of Marubeni Corporation, which continues to own a 21.4-percent interest and remains a 50-percent partner for corporate-governance purposes. Occidental received approximately $37 million relating to the purchase and, as a result, agreed to guarantee an additional $110 million of OxyMar's debt. The $37 million was recorded as a reduction to Occidental's investment in OxyMar. OxyVinyls owns the remaining 50-percent interest. No gain or loss was recognized on this transaction.

ECUADOR FARM OUT
     On November 1, 2000, Occidental agreed to farm out a partial economic interest in its Block 15 operations in Ecuador to AEC, now EnCana, for $68 million. EnCana earns a 40-percent interest in the block and will reimburse Occidental for certain capital costs through 2004 estimated at $110 million. Occidental remains the operator of Block 15. The gain on this transaction was not significant.

SALE OF DUREZ
     On November 1, 2000, Occidental completed the sale of its Durez phenolic resins and compounding businesses and assets to Sumitomo Bakelite Co., Ltd. for gross proceeds of approximately $150 million. There was a $13 million after-tax gain on this transaction.

GULF OF MEXICO TRANSACTIONS
     On August 15, 2000, Occidental completed agreements with respect to two transactions with Apache Corporation involving Occidental's interests in the Continental Shelf of the Gulf of Mexico (GOM).
     Occidental entered into a volumetric production payment (VPP) transaction to deliver, over 36 months, a substantial portion of its share of the proved developed producing gas reserves from these GOM interests to Apache amounting to 86 Bcf, for approximately $280 million. The value attributed to the production payment was based on price curves existing at the time the transaction was entered into. The $280 million, which represented the initial fair value of Occidental's obligation to deliver future gas production, was deferred and is being recognized in income as the gas is delivered. Occidental retained ownership of the first 2.7 million barrels of oil, which is being used to pay for the VPP production costs. Occidental believes this amount is sufficient to cover these costs. The remaining amount of this retained interest at December 31, 2002 was 0.4 million barrels, or approximately $12 million.
     Occidental also agreed to sell a 60 percent interest in the subsidiary that holds a residual interest, post-VPP, in the GOM assets for approximately $62 million. As a result of this sale and the consequent elimination of a portion of Occidental's responsibility for abandonment liabilities, Occidental recorded an after-tax gain of $39 million. Approximately 70 percent of the gain was the result of the elimination of the abandonment liability.
     As part of these transactions, Apache was granted four annual call options, each of which gives them the right to purchase for $11 million an additional 10 percent of the entity holding the residual interest in the GOM assets. Occidental also was granted four annual put options with generally similar provisions. Nominal value was attributed to the call and put options. Apache exercised the call options that became available in 2001 and 2002. Gains resulting from each exercise of the options were not material.

SALE OF PERU PROPERTIES
     On May 8, 2000, Occidental completed an agreement to sell its producing properties in Peru to Pluspetrol for $30 million. In connection with this transaction, Occidental recorded an after-tax charge of approximately $29 million in December 1999 to write-down the properties to their fair values.

THUMS ACQUISITION
     On April 24, 2000, Occidental completed the acquisition of THUMS, the field contractor of the Long Beach Unit, an oil and gas production unit, for approximately $68 million.

ALTURA ACQUISITION
     On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura, the largest oil producer in Texas. The acquisition was valued at approximately $3.6 billion. Occidental paid approximately $1.2 billion to the sellers, affiliates of BP and Royal Dutch/Shell Group (Shell), to acquire the common limited partnership interest and control of the general partner, which manages, operates and controls 100 percent of the Altura assets. The partnership borrowed approximately $2.4 billion, which had recourse only to the Altura assets. The $2.4 billion loan had been completely repaid by the end of 2001. The partnership also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and were entitled to certain distributions from the partnership. Occidental exercised an option in May 2002 to redeem the remaining partnership interests of $2.0 billion held by affiliates of BP and Shell in exchange for the notes receivable of $2.0 billion to the partnership.

SALE OF CANADIANOXY INVESTMENT
     On April 18, 2000, Occidental completed the sale of its 29.2-percent stake in CanadianOxy for gross proceeds of approximately $1.2 billion Canadian. This sale resulted in a net pre-tax gain of approximately $493 million. In addition, Occidental and CanadianOxy exchanged their respective 15-percent interests in joint businesses of approximately equal value, resulting in Occidental owning 100 percent of an oil and gas operation in Ecuador and CanadianOxy owning 100 percent of sodium chlorate operations in Canada and Louisiana.

CAPITAL EXPENDITURES
     Commitments at December 31, 2002 for major capital expenditures during 2003 and thereafter were approximately $158 million. Total capital expenditures for 2003 are estimated to be approximately $1.3 billion. Occidental will fund these commitments and capital expenditures with cash from operations and proceeds from existing credit facilities as necessary.

DERIVATIVE ACTIVITIES AND MARKET RISK
GENERAL
     Occidental's market risk exposures relate primarily to commodity prices and, to a lesser extent, interest rates and foreign currency exchange rates. Occidental periodically enters into derivative instrument transactions to reduce these price and rate fluctuations. A derivative is a financial instrument which derives its value from another instrument or variable.
     In general, the fair value recorded for derivative instruments is based on quoted market prices, dealer quotes and the Black-Scholes or similar valuation models.

ACCOUNTING FOR DERIVATIVES AND DEFINITIONS
     Occidental accounts for its derivatives under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 (collectively SFAS No. 133). Under SFAS No. 133, recognition of the gain or loss that results from recording and adjusting a derivative to fair market value depends on the purpose for issuing or holding the derivative. Gains and losses from derivatives that are not designated as hedges are recognized immediately in earnings. A hedge is considered effective if changes in its value are offset exactly by changes in the value of the item being hedged. A hedge is ineffective to the extent changes in its value are not matched by offsetting changes in value for the item being hedged. If a derivative is used to hedge the fair value of an asset or liability (fair value hedge), the gains or losses from adjusting the derivative to its market value are recognized in earnings immediately and to the extent the hedge is effective, offset the concurrent recognition in earnings of changes in the fair value of the hedged item. Gains or losses from derivatives used to hedge future cash flows (cash flow hedges) are recorded on the balance sheet in accumulated other comprehensive income (OCI), a component of stockholders' equity, until the transaction that is hedged is recognized in earnings. However, to the extent the value of the derivative differs from the value of the anticipated cash flows of the hedged transaction, the hedge is considered partly ineffective and the resulting gains or losses are recognized immediately in earnings.

COMMODITY PRICE RISK
GENERAL
     Occidental's results are sensitive to fluctuations in crude oil and natural gas prices. Based on current levels of production, if oil prices vary overall by $1 per barrel, it would have approximately a $110 million annual effect on income, before U.S. income tax. If natural gas prices vary by $0.10 per million Btu (MMBtu), it would have approximately a $19 million annual effect on income, before U.S. income tax. If production levels change in the future, the sensitivity of Occidental's results to oil and gas prices also would change.
     Occidental's results are also sensitive to fluctuations in chemical prices. If chlorine or caustic soda prices vary by $10/ton, it would have approximately a $10 million and $26 million, respectively, annual effect on income before U.S. income taxes. If PVC prices vary by $.01/lb, it would have approximately a $35 million annual effect on income, before U.S. income taxes. If EDC prices vary by $10/ton, it would have approximately a $6 million annual effect on income, before U.S. income taxes. According to Chemical Market Associates, Inc., December 2002 average contract prices were: chlorine - $215/ton, caustic soda - $148/ton, PVC - $0.37/lb and EDC - $220/ton.

MARKETING AND TRADING OPERATIONS
     Occidental periodically uses different types of derivative instruments to achieve the best prices for oil and gas. Derivatives are also used by Occidental to reduce its exposure to price volatility and mitigate fluctuations in commodity-related cash flows. Occidental enters into low-risk marketing and trading activities through its separate marketing organization, which operates under established policy controls and procedures. With respect to derivatives used in its oil and gas marketing operations, Occidental utilizes a combination of futures, forwards, options and swaps to offset various physical transactions. Overall, Occidental usually remains unhedged to long-term oil and gas prices and its use of derivatives in hedging activity remains at a low level.
     In September 2002, Occidental unwound its natural gas delivery commitment and corresponding natural gas price swap which were entered into in November 1998. Occidental recognized a pre-tax loss of $3 million related to these transactions.

RISK MANAGEMENT
     Occidental conducts its risk management activities for energy commodities (which include buying, selling, marketing, trading, and hedging activities) under the controls and governance of the Risk Management Policy. The Chief Financial Officer and Risk Management Committee oversee these controls, which are implemented and enforced by the Trading Control Officer. The Trading Control Officer provides an independent and separate check on results of marketing and trading activities. Controls for energy commodities include limits on credit, limits on trading, segregation of duties, delegation of authority and a number of other policy and procedural controls.

FAIR VALUE OF CONTRACTS
     The following tables reconcile the changes in the fair value of Occidental's marketing and trading contracts during 2002 and 2001 and segregate the open contracts at December 31, 2002 by maturity periods.

in millions                                                      2002        2001
===========================================================    ========    ========
Fair value of contracts outstanding at beginning of year       $      7    $    (66)
Gains on contracts realized or otherwise settled during the
   year                                                              (1)        (30)
Changes in fair value attributable to changes in valuation
   techniques and assumptions                                        --          --
Other changes in fair values                                         28         103
                                                               --------    --------
Fair value of contracts outstanding at end of year             $     34    $      7
===========================================================    ========    ========


                                             Maturity Periods
                    ------------------------------------------------------------------
                                     2004          2006          2008          Total
Source of                             to            to            and          Fair
Fair Value             2003          2005          2007       thereafter       Value
================    ==========    ==========    ==========    ==========    ==========
Prices actively
 quoted             $      (12)   $        6    $        2    $        2    $       (2)
Prices provided
 by other
 external
 sources                    35             7            (8)            2            36
Prices based on
 models and
 other valuation
 methods                    (5)            5            --            --            --
                    ----------    ----------    ----------    ----------    ----------
TOTAL               $       18    $       18    $       (6)   $        4    $       34
================    ==========    ==========    ==========    ==========    ==========

     The tables above include the fair value of physical positions and the fair value of the related financial instruments for trading and marketing operations. At December 31, 2002 and 2001, the physical positions were a net gain of $42 million and a net loss of $2 million, respectively. The value of the derivative financial instruments that offset these physical positions are a net loss of $8 million at December 31, 2002 and a net gain of $9 million at December 31, 2001. Gains and losses are netted in the statement of operations. On the balance sheets, except where a right of set-off exists, gains are recognized as assets and losses are recognized as liabilities.

COMMODITY HEDGES
     On a limited basis, Occidental uses cash-flow hedges for the sale of crude oil and natural gas. Crude oil cash-flow hedges were executed for approximately 20 percent and 29 percent of total U.S. oil production in 2002 and 2001, respectively. Natural gas cash-flow hedges were executed for approximately 7 percent of total U.S. 2002 gas production. Occidental's commodity cash-flow-hedging instruments were highly effective. At December 31, 2002, all of these cash-flow hedges were settled. No fair value hedges were used for oil and gas production during 2002.

QUANTITATIVE INFORMATION
     Occidental uses value at risk to estimate the potential effects of changes in fair values of derivatives and commodity contracts used in trading activities. This method determines the maximum potential negative short-term change in fair value with a 95 percent level of confidence. For non-trading activities, there were no material amounts outstanding at December 31, 2002.

     The value at risk for both oil and natural gas is summarized below:

MARKETING AND TRADING VALUE AT RISK

For the years ended December 31 (in millions)     2002       2001
=============================================   ========   ========
Value at Risk - Oil
   High during the year                         $      1   $      1
   Low during the year                                --         --
   Average for the year                                1          1

Value at Risk - Natural Gas
   High during the year                         $      1   $      1
   Low during the year                                --         --
   Average for the year                                1          1
---------------------------------------------   --------   --------

INTEREST RATE RISK
GENERAL
     Occidental is exposed to risk resulting from changes in interest rates and it enters into various derivative financial instruments to manage interest-rate exposure. Interest-rate swaps, forward locks and futures contracts are entered into periodically as part of Occidental's overall strategy.


HEDGING ACTIVITIES
     Occidental has entered into several interest-rate swaps that qualified for fair-value hedge accounting. These derivatives effectively convert approximately $1.3 billion of fixed-rate debt to variable-rate debt with maturities ranging from 2005 to 2008.
     Occidental was a party to a series of forward interest-rate locks, which qualified as cash-flow hedges. The hedges were related to the construction of a cogeneration plant that was completed in December 2002 and leased by Occidental concurrently. The associated loss on the hedges through December 2002 is approximately $21 million after-tax, which is recorded in accumulated Other Comprehensive Income (OCI) and will be recognized in earnings over the lease term of 26 years on a straight-line basis.
     Certain of Occidental's equity investees have entered into additional derivative instruments that qualified as cash-flow hedges. Occidental reflects its proportionate share of these cash-flow hedges in OCI.

TABULAR PRESENTATION OF INTEREST RATE RISK
In millions of U.S. dollars, except rates

                                U.S. Dollar          U.S.Dollar
Year of Maturity                 Fixed Rate        Variable Rate (a)    Grand Total  (a,b)
=========================     ===============     ===============     ===============
2004                          $           323     $            --     $           323
2005                                       --                 157                 157
2006                                      346                 450                 796
2007                                      250                 300                 550
2008                                       10                 395                 405
Thereafter                              1,553                 115               1,668
                              ---------------     ---------------     ---------------
TOTAL                         $         2,482     $         1,417     $         3,899
                              ===============     ===============     ===============
Average interest rate                   7.44%               3.01%               5.83%
                              ===============     ===============     ===============
Fair Value                    $         2,953     $         1,581     $         4,534
=========================     ===============     ===============     ===============

(a) Includes fixed-rate debt with fair-value hedges but excludes $106 million of mark-to- market adjustments related to such hedges.
(b)  Excludes $8 million of unamortized discounts.

CREDIT RISK
     Occidental's energy contracts are spread among numerous counterparties. Creditworthiness is reviewed before doing business with a new counterparty and on an ongoing basis. Occidental monitors aggregated counterparty exposure relative to credit limits, and manages credit-enhancement issues. Credit exposure for each customer is monitored for outstanding balances, current month activity, and forward mark-to-market exposure.

FOREIGN CURRENCY RISK
     Several of Occidental's foreign operations are located in countries whose currencies generally depreciate against the U.S. dollar on a continuing basis. Typically, effective currency forward markets do not exist for these countries. Therefore, Occidental attempts to manage its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes. Generally, international crude oil sales are denominated in U.S. dollars. Additionally, all of Occidental's oil and gas foreign entities have the U.S. dollar as the functional currency. However, in one foreign chemical subsidiary where the local currency is the functional currency, Occidental has exposure on U.S. dollar-denominated debt that is not material. At December 31, 2002 and 2001, Occidental had not entered into any foreign currency derivative instruments. The effect of exchange-rate transactions in foreign currencies is included in periodic income.

DERIVATIVE AND FAIR VALUE DISCLOSURES
     The following table shows derivative financial instruments included in the consolidated balance sheets:

Balance at December 31, (in millions)                   2002        2001
==================================================    ========    ========
Derivative financial instrument assets (a)
    Current                                           $    164    $    116
    Non-current                                            157         120
                                                      --------    --------
                                                      $    321    $    236
==================================================    ========    ========

Derivative financial instrument liabilities (a)
    Current                                           $    115    $    102
    Non-current                                             23         119
                                                      --------    --------
                                                      $    138    $    221
==================================================    ========    ========

(a)  Amounts include energy-trading contracts.

     As a result of fair-value swaps, the amount of interest expense recorded in the income statement is lower by approximately $45 million and $7 million for the years ended December 31, 2002 and 2001, respectively.

     The following table summarizes after-tax derivative activity recorded in
OCI:

For the years ended December 31 (in millions)            2002       2001
====================================================   ========   ========
Beginning Balance                                      $    (20)  $     --
Cumulative effect of change in accounting principle          --        (27)
(Losses) gains from changes in current cash flow
  hedges                                                    (14)        11
Amount reclassified to income                                 8         (4)
                                                       --------   --------
Ending Balance                                         $    (26)  $    (20)
====================================================   ========   ========

     During the years ended December 31, 2002 and 2001, an $8 million after-tax loss and a $4 million after-tax gain, respectively, were reclassified from OCI into earnings, resulting from the expiration of cash-flow hedges when the hedged transactions closed. During the years ended December 31, 2002 and 2001, a net unrealized after-tax loss of $14 million and a net unrealized after-tax gain of $11 million, respectively, were recorded to OCI relating to changes in current cash-flow hedges. During the next twelve months, Occidental expects that $3 million of net derivative after-tax losses included in OCI, based on their valuation at December 31, 2002, will be reclassified into earnings when the hedged transactions close. Hedge ineffectiveness did not have a significant impact on earnings for the years ended December 31, 2002 and 2001.

ACCOUNTING FOR ENERGY-TRADING ACTIVITIES
     In the third quarter of 2002, Occidental adopted certain provisions of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues involved in Accounting for Contracts under Issue No. 98-10." These provisions prescribe significant changes in how revenue from energy trading is recorded. Occidental has two major types of oil and gas revenues: (1) Revenues from its equity production; and (2) revenues from the sale of oil and gas produced by other companies, but purchased and resold by Occidental, referred to as revenue from trading activities. Both types of sales involve physical deliveries and had been historically recorded on a gross basis in accordance with generally accepted accounting principles. With the adoption of EITF Issue No. 02-3, Occidental now reflects the revenue from trading activities on a net basis. There were no changes in gross margins, net income, cash flow or earnings per share for any period as a result of adopting this requirement. However, net sales and cost of sales were reduced by equal and offsetting amounts to reflect the adoption of this requirement. Occidental has not engaged in any of the round-trip trading activities that were the focus of the FERC's energy-industry investigation activity in 2002. For the years ended December 31, 2002, 2001 and 2000, net sales and cost of sales were reduced from amounts previously reported by approximately $2.2 billion (representing amounts for the first two quarters of 2002), $5.8 billion and $4.9 billion, respectively, to conform to the current presentation.
     Since 1999, Occidental has accounted for certain energy-trading contracts in accordance with EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue No. 98-10 required that all energy-trading contracts must be marked to fair value with gains and losses included in earnings, whether the contracts were derivatives or not. In October 2002, the EITF rescinded EITF Issue No. 98-10 thus precluding mark-to-market accounting for all energy-trading contracts that are not derivatives and fair value accounting for inventories purchased from third parties. Also, the rescission requires derivative gains and losses to be presented net on the income statement, whether or not they are physically settled, if the derivative instruments are held for trading purposes. Occidental will adopt this accounting change in the first quarter of 2003 and expects to record a cumulative effect of a change in accounting principles charge of approximately $19 million, after tax. Starting January 1, 2003, Occidental no longer records energy-trading contracts that are not derivatives on a mark-to-market basis.

TAXES
     Deferred tax liabilities were $868 million at December 31, 2002, net of deferred tax assets of $733 million. The current portion of the deferred tax assets of $114 million is included in prepaid expenses and other. The net deferred tax assets are expected to be realized through future operating income and reversal of taxable temporary differences.

LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS
     Occidental Petroleum Corporation (OPC) and certain of its subsidiaries have been named in a substantial number of lawsuits, claims and other legal proceedings. These actions seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses; or injunctive or declaratory relief. OPC and certain of its subsidiaries also have been named in proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar federal, state and local environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially-sound companies. With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.
     During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 1996 are closed for U.S. federal income tax purposes. Taxable years 1996 through 2000 are in various stages of audit by the Internal Revenue Service. Disputes arise during the course of such audits as to facts and matters of law.
     At December 31, 2002, commitments for major capital expenditures during 2003 and thereafter were approximately $158 million.
     Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling services, electrical power, steam and certain chemical raw materials. At December 31, 2002, the net present value of the fixed and determinable portion of the obligations under these agreements, which were used to collateralize financings of the respective suppliers, aggregated $94 million, which was payable as follows (in millions):
2003--$21, 2004--$19, 2005--$16, 2006--$14, 2007--$11 and 2008 through
2019--$13. Fixed payments under these agreements were $27 million in 2002, $20 million in 2001 and $42 million in 2000.
     Occidental has certain other commitments under contracts, guarantees and joint ventures, and certain other contingent liabilities. Many of these commitments, although not fixed or determinable, involve capital expenditures and are part of the $1.3 billion capital expenditures estimated for 2003.
     As discussed under "Additional Accounting Changes" (below), FIN No. 45 requires the disclosure in Occidental's financial statements of information relating to guarantees issued by Occidental and outstanding at December 31, 2002.
     These guarantees encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations ("guarantees").
     At December 31, 2002, the notional amount of the guarantees was approximately $1 billion. Of this amount, approximately $700 million relates to Occidental's guarantee of equity investees' debt and other commitments. An additional $200 million relates to the LaPorte, Texas VCM plant operating lease and other equipment leases. The foregoing items have also been discussed above in the "Additional Considerations Regarding Funding and Liquidity" section, specifically, the debt guarantees relating to OxyMar and Elk Hills Power, the guarantees on debt and other commitments relating to the Ecuador pipeline and the residual value guarantee of the LaPorte, Texas VCM plant operating lease. The remaining $100 million relates to various indemnities and guarantees provided to third parties.
     Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2002, Occidental is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.
     It is impossible at this time to determine the ultimate liabilities that OPC and its subsidiaries may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. If these matters were to be ultimately resolved unfavorably at amounts substantially exceeding Occidental's reserves, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon Occidental's consolidated financial position or results of operations. However, after taking into account reserves, management does not expect the ultimate resolution of any of these matters to have a material adverse effect upon Occidental's consolidated financial position or results of operations.

ENVIRONMENTAL EXPENDITURES
     Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations also are subject to environmental-protection laws. Costs associated with environmental compliance have increased over time and are generally expected to rise in the future. Environmental expenditures related to current operations are factored into the overall business planning process. These expenditures are mainly considered an integral part of production in manufacturing quality products responsive to market demand.

ENVIRONMENTAL REMEDIATION
     The laws which require or address environmental remediation may apply retroactively to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites.

OPC or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites. Also, OPC and certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites including, in some instances, having been named in proceedings under CERCLA and similar federal, state and local environmental laws. These proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties.
     Occidental manages its environmental remediation efforts through a wholly owned subsidiary, Glenn Springs Holdings, Inc. (GSH), which reports its results directly to Occidental's corporate management.
     The following table presents Occidental's environmental remediation reserves at December 31, 2002, 2001 and 2000 grouped by three categories of environmental remediation sites:

($ amounts in millions)         2002              2001              2000
=======================   ===============   ===============   ===============
                          # of              # of              # of
                          Sites   Reserve   Sites   Reserve   Sites   Reserve
                          -----   -------   -----   -------   -----   -------
CERCLA &
  Equivalent Sites          124   $   284     126   $   320     127   $   263
Active Facilities            14        46      14        59      14        66
Closed or Sold
  Facilities                 44        63      47        75      49        73
                          -----   -------   -----   -------   -----   -------
TOTAL                       182   $   393     187   $   454     190   $   402
=======================   =====   =======   =====   =======   =====   =======

     In determining the environmental remediation reserves, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental expects that it will continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $400 million beyond the amount accrued. Many factors could result in changes to Occidental's environmental reserves and reasonably possible range of loss. The most significant are:
>>   The original cost estimate may have been inaccurate.
>> Modified remedial measures might be necessary to achieve the required remediation results. Occidental generally assumes that the remedial objective can be achieved using the most cost-effective technology reasonably expected to achieve that objective. Such technologies may include air sparging or phyto-remediation of shallow groundwater, or limited surface soil removal or in-situ treatment producing acceptable risk assessment results. Should such remedies fail to achieve remedial objectives, more intensive or costly measures may be required.
>> The remedial measure might take more or less time than originally anticipated to achieve the required contaminant reduction. Site-specific time estimates can be affected by factors such as groundwater capture rates, anomalies in subsurface geology, interactions between or among water-bearing zones and non-water-bearing zones, or the ability to identify and control contaminant sources.
>> The regulatory agency might ultimately reject or modify Occidental's proposed remedial plan and insist upon a different course of action.

     Additionally, other events might occur that could affect Occidental's future remediation costs, such as:

>> The discovery of more extensive contamination than had been originally anticipated. For some sites with impacted groundwater, accurate definition of contaminant plumes requires years of monitoring data and computer modeling. Migration of contaminants may follow unexpected pathways along geologic anomalies that could initially go undetected. Additionally, the size of the area requiring remediation may change based upon risk assessment results following site characterization or interim remedial measures.
>> Remediation technology might improve to decrease the cost of remediation. In particular, for groundwater remediation sites with projected long-term operation and maintenance, the development of more effective treatment technology, or acceptance of alternative and more cost-effective treatment methodologies such as bio-remediation, could significantly affect remediation costs.
>> Laws and regulations might change to impose more or less stringent remediation requirements.

     For Management's opinion, refer to the "Lawsuits, Claims, Commitments, Contingencies and Related Matters" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CERCLA AND EQUIVALENT SITES
     At December 31, 2002, OPC or certain of its subsidiaries have been named in 124 CERCLA or state equivalent proceedings, as shown below.

                                          Number       Reserve
Description ($ amounts in millions)      of Sites      Balance
=====================================   ==========   ==========
Minimal/No Exposure (a)                        102   $        7
Reserves between $1-10 MM                       14           54
Reserves over $10 MM                             8          223
                                        ----------   ----------
TOTAL                                          124   $      284
=====================================   ==========   ==========

(a) Includes 33 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 48 sites where Occidental's reserves are less than $50,000 each, and 14 sites where reserves are between $50,000 and $1 million each.

     The eight sites with individual reserves over $10 million in 2002 are a former copper mining and smelting operation in Tennessee, two closed landfills in Western New York, groundwater treatment facilities at three former chemical plants (Western New York, Montague, Michigan and Tacoma, Washington), replacement of a municipal drinking water treatment plant in Western New York, and various sediment clean-up actions in Washington.

ACTIVE FACILITIES
     Certain subsidiaries of OPC are currently addressing releases of substances from past operations at 14 active facilities. Three facilities -- certain oil and gas properties in the southwestern United States, a chemical plant in Louisiana, and a phosphorous recovery operation in Tennessee -- account for 62 percent of the reserves associated with these facilities.

CLOSED OR SOLD FACILITIES
     There are 44 sites formerly owned or operated by certain subsidiaries of OPC that have ongoing environmental remediation requirements. Three sites account for 66 percent of the reserves associated with this group. The three sites are: an active refinery in Louisiana where Occidental indemnifies the current owner and operator for certain remedial actions, a water treatment facility at a former coal mine in Pennsylvania, and a former chemical plant in West Virginia.

ENVIRONMENTAL COSTS
     Occidental's costs, some of which may include estimates, relating to compliance with environmental laws and regulations, are shown below for each segment:

In millions                       2002       2001       2000
=============================   ========   ========   ========
OPERATING EXPENSES
   Oil and Gas                  $     32   $     22   $     17
   Chemical                           46         47         51
                                --------   --------   --------
                                $     78   $     69   $     68
                                ========   ========   ========
CAPITAL EXPENDITURES
   Oil and Gas                  $     70   $     60   $     27
   Chemical                           16         19         20
                                --------   --------   --------
                                $     86   $     79   $     47
                                ========   ========   ========
REMEDIATION EXPENSES
   Corporate                    $     23   $    109   $     --
                                ========   ========   ========
ENVIRONMENTAL RESERVES
   Corporate                    $    393   $    454   $    402
=============================   ========   ========   ========

     Operating expenses are incurred on a continual basis. Capital expenditures relate to longer-lived improvements in currently operating facilities. Remediation expenses relate to existing conditions caused by past operations and do not contribute to current or future revenue generation. Although total costs may vary in any one year, over the long term, segment operating and capital expenditures for environmental compliance generally are expected to increase.
     Eight counties in the Houston-Galveston area are subject to a federal Environmental Protection Agency (EPA) mandate to adopt a plan for implementing certain requirements of the federal Clean Air Act, known as a State Implementation Plan. In October 2001, the EPA approved a State Implementation Plan for the Houston-Galveston area (the Plan). In December 2002, the Texas Commission on Environmental Quality revised the regulations associated with the Plan. The revised Plan contains provisions requiring the reduction of 80 percent of current nitrogen oxide (NOx) emissions and 60 percent of the volatile organic compound (VOC) emissions in the Houston-Galveston area by November 2007. Occidental operates six facilities that will be subject to the Plan's NOx and VOC-reduction requirements. Occidental estimates that over the next several years its capital expenditures will increase by a total of $70 - $120 million for environmental control and monitoring equipment necessary to comply with the Plan, depending on the amount of emissions reduction that is ultimately required. Occidental began expending the capital necessary to comply with the Plan in 2001 and expects expenditures to end in 2007, although the timing of the expenditures will vary by facility.
     Occidental presently estimates that capital expenditures for environmental compliance (including the Plan discussed above) will be approximately $72 million for 2003 and $95 million for 2004.

FOREIGN INVESTMENTS
     Portions of Occidental's assets outside North America are exposed to political and economic risks. Occidental conducts its financial affairs so as to mitigate its exposure against those risks. At December 31, 2002, the carrying value of Occidental's assets in countries outside North America aggregated approximately $2.8 billion, or approximately 17 percent of Occidental's total assets at that date. Of such assets, approximately $1.9 billion are located in the Middle East, approximately $628 million are located in Latin America, and substantially all of the remainder are located in Pakistan.

CRITICAL ACCOUNTING POLICIES
     The process of preparing financial statements in accordance with GAAP requires the management of Occidental to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Occidental considers the following to be its most critical accounting policies which involve the judgment of Occidental's management.

OIL AND GAS PROPERTIES
     Occidental uses the successful efforts method to account for its oil and gas properties. Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized. Annual lease rentals, exploration costs, geological, geophysical and seismic costs and exploratory dry-hole costs are expensed as incurred.
     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids (NGLs) that geological and engineering data demonstrate with reasonable certainty can be recovered in future years from known reservoirs under existing economic and operating conditions considering future production and development costs. There are several factors which could change Occidental's recorded oil and gas reserves. Significantly higher or lower product prices could lead to changes in the amount of reserves due to economic limits or the effects of production-sharing contracts. Occidental receives a share of production from production-sharing contracts to recover its costs and an additional share for profit. Occidental's share of production from these contracts decreases when oil prices improve and increases when oil prices decline. Overall, Occidental's net economic benefit from these contracts is greater at higher oil prices. In other contractual arrangements, sustained lower product prices may lead to a situation where production of reserves becomes uneconomical. This, in turn, could lead to a reduction in the quantity of recorded reserves. An additional factor that could result in a change of recorded reserves is the reservoir decline rates being different than those assumed when the reserves were initially recorded. Estimation of future production and development costs is also subject to change partially due to factors beyond Occidental's control, such as energy costs and inflation or deflation of oil field service costs. Overall, Occidental's revisions to recorded proved reserves were positive for 2002, 2001 and 2000 and amounted to less than 1 percent, 1 percent and 7 percent, respectively. Additionally, Occidental is required to perform impairment tests pursuant to SFAS No. 144 when prices decline and/or reserve estimates change significantly. There have been no impairments over the past three years.
     Depreciation and depletion of oil and gas producing properties is determined by the unit-of-production method and could change with revisions to estimated proved recoverable reserves. The change in the depreciation and depletion rate over the past three years due to revisions of previous reserve estimates has been immaterial.
     If Occidental's oil and gas reserves were to change based on the factors mentioned above, the most significant impact would be on the depreciation and depletion rate. A 5 percent increase in the amount of oil and gas reserves would change the rate from $4.27/barrel to $4.06/barrel, which would increase net income by $26 million annually. A 5 percent decrease in the oil and gas reserves would change the rate from $4.27/barrel to $4.48/barrel and would result in a decrease in net income of $26 million annually.
     A portion of the carrying value of Occidental's oil and gas properties are attributable to unproved properties. At December 31, 2002, the costs attributable to unproved properties were approximately $1.3 billion. These costs are not currently being depreciated or depleted. As exploration and development work progresses and the reserves on these properties are proven, capitalized costs of the properties will be subject to depreciation and depletion. If the development work were to be unsuccessful, the capitalized costs of the properties related to this unsuccessful work would be expensed in the year in which the determination was made. The timing of any writedowns of these unproven properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results. Occidental believes its exploration and development efforts will allow it to fully realize the unproved property balance.

CHEMICAL ASSETS
     The most critical accounting policy affecting Occidental's chemical assets is the determination of the estimated useful lives of its property, plant and equipment. The estimated useful lives of Occidental's chemical assets, which range from 3 years to 50 years, are used to compute depreciation expense and are also used for impairment tests. The estimated useful lives used for the chemical facilities were based on the assumption that Occidental would provide an appropriate level of annual capital expenditures while the plants are still in operation. Without these continued capital expenditures, the useful lives of these plants could significantly decrease. Other factors which could change the estimated useful lives of Occidental's chemical plants include higher or lower product prices, feedstock costs, energy prices, environmental regulations, competition and technological changes.
     Occidental is required to perform impairment tests on its assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management's plans change with respect to those assets. Under the provisions of SFAS No. 144, Occidental must compare the undiscounted future cash flows of an asset to its carrying value. The key factors that could significantly affect future cash flows are future product prices, feedstock costs, energy costs and remaining estimated useful life.
     Due to a temporary decrease in demand for some of its products, Occidental temporarily idled an EDC plant in June 2001, and a chlor-alkali plant in December 2001. These facilities will remain idle until market conditions improve. Management expects that both of these plants will become operational in the future. The net book value of these two plants was $150 million at December 31, 2002. These facilities were tested for impairment at the time they were temporarily idled and, based on the results, no impairment was deemed necessary for these two facilities. Occidental continues to depreciate these facilities based on their remaining estimated useful lives.
     Occidental's chemical plants are depreciated using either the unit-of-production or straight-line method based upon the estimated useful life of the facilities. The change in the depreciation rate over the prior three years has been immaterial.
     If the estimated useful lives of Occidental's chemical plants were to decrease based on the factors mentioned above, the most significant impact would be on depreciation expense. If the estimated remaining useful lives were to decrease by 10 percent, the annual depreciation charge would increase from $164 million to $182 million.

ENVIRONMENTAL COSTS AND CONTINGENCIES
     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Reserves for estimated costs that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. The environmental reserves are based on management's estimate of the most likely cost to be incurred and are reviewed periodically and adjusted as additional or new information becomes available. For the years ended December 31, 2002 and 2001, Occidental has not accrued any reimbursements or recoveries as assets. Recoveries and reimbursements are recorded in income when receipt is probable. Environmental reserves are recorded on a discounted basis only when a reserve is initially established and the aggregate amount of the estimated costs for a specific site and the timing of cash payments are reliably determinable. The reserve methodology for a specific site is not modified once it has been established.
     At sites involving multiple parties, Occidental provides environmental reserves based upon its expected share of liability. When other parties are jointly liable, the financial viability of the parties, the degree of their commitment to participate and the consequences to Occidental of their failure to participate are evaluated when estimating the company's ultimate share of liability. Occidental believes that it will not be required to assume a share of liability of other potentially responsible parties, with whom it is alleged to be jointly liable, in an amount that would have a material effect on Occidental's consolidated financial position or liquidity or results of operations.
     Most cost sharing arrangements with other parties fall into one of the following three categories:

     Category 1: CERCLA or state-equivalent sites wherein Occidental and other alleged potentially responsible parties share the cost of remediation in accordance with negotiated or prescribed allocations;
     Category 2: Oil and gas joint ventures wherein each joint venture partner pays its proportionate share of remedial cost; and
     Category 3: Contractual arrangements typically relating to purchases and sales of property wherein the parties to the transaction agree to methods of allocating the costs of environmental remediation.

     In all three of these categories, Occidental records as a reserve its expected net cost of remedial activities, as adjusted by recognition for any non-performing parties.
     In addition to the costs of investigating and implementing remedial measures, which often take in excess of ten years at CERCLA sites, Occidental's reserves include management's estimates of the cost of operation and maintenance of remedial systems. To the extent that the remedial systems are modified over time in response to significant changes in site-specific data, laws, regulations, technologies or engineering estimates, Occidental reviews and changes the reserves accordingly on a site-specific basis.

     The following table shows environmental reserve activity for the past three reporting periods:

In millions                                2002        2001       2000
=====================================    ========    ========   ========
Balance - Beginning of Year              $    454    $    402   $    454
   Increases to provision including
     interest accretion                        25         111          2
   Changes from
     acquisitions/dispositions                 --           5         23
   Payments                                   (84)        (75)       (85)
   Other                                       (2)         11          8
                                         --------    --------   --------
Balance - End of Year                    $    393    $    454   $    402
=====================================    ========    ========   ========

     Occidental expects to expend funds equivalent to about half of the current environmental reserve over the next three years and the balance over the next ten or more years.
     If the environmental reserve balance were to either increase or decrease based on the factors mentioned above, the amount of the increase or decrease would be immediately recognized in earnings. If the reserve balance were to decrease by 10 percent, the company would record a pre-tax gain of $39 million. If the reserve balance were to increase by 10 percent, the company would record an additional pre-tax remediation expense of $39 million.

OTHER LOSS CONTINGENCIES
     Occidental is involved with numerous lawsuits, claims, proceedings and audits in the normal course of its operations. Occidental records a loss contingency for these matters when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In addition, Occidental discloses, in aggregate, its exposure to loss in excess of the amount recorded on the balance sheet for these matters if it is reasonably possible that an additional material loss may be incurred. In order to assess its loss contingencies, Occidental reviews its loss contingencies on an on-going basis so that they are adequately reserved on the balance sheet.
     These reserves are based on judgments made by management with respect to the likely outcome of these matters and are adjusted as appropriate. Management's judgments could change based on new information, changes in laws or regulations, changes in management's plans or intentions, the outcome of legal proceedings, settlements or other factors.

ADDITIONAL ACCOUNTING CHANGES
     Listed below are additional changes in accounting principles applicable to Occidental.

FIN NO. 46
     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. Occidental will adopt the provisions of FIN No. 46 in the third quarter of 2003 for existing entities that are within the scope of this interpretation. The statement also has disclosure requirements, some of which are required to be disclosed for financial statements issued after January 31, 2003. On a preliminary basis, Occidental believes that its OxyMar investment and its LaPorte, Texas VCM plant lease will be consolidated under the provisions of this statement. (See further discussion in "Additional Considerations Regarding Funding and Liquidity" in the MD&A).

FIN NO. 45
     In January 2003, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. (See further discussion in "Lawsuits, Claims, Commitments, Contingencies and Related Matters" in the MD&A). Occidental will adopt the measurement provisions of this statement in the first quarter of 2003. The adoption of the statement is not expected to have a material effect on the financial statements when adopted.

SFAS NO. 148
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The statement is not expected to have a material impact on the financial statements when adopted.

SFAS NO. 146
     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability be recognized for exit and disposal costs only when the liability has been incurred and when it can be measured at fair value. The statement is effective for exit and disposal activities that are initiated after December 31, 2002. Occidental will adopt SFAS No. 146 in the first quarter of 2003 and it is not expected to have a material impact on its financial statements.

SFAS NO. 145
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. Occidental implemented SFAS No. 145 in the fourth quarter of 2002 and all comparative financial statements have been reclassified to conform to the 2002 presentation. Since Occidental had no 2002 extraordinary items, there was no effect on the 2002 presentation. The effects of the statement on prior years include the reclassification of an extraordinary loss to net income from continuing operations of $8 million ($0.02 per share) in 2001 and of $1 million (no per share effect) in 2000. There was no effect on net income or basic earnings per common share upon adoption.

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

SFAS NO. 143
     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Occidental's current policy for dismantlement, restoration and reclamation costs is to accrue the estimated future abandonment and removal costs of offshore production platforms, net of salvage value, over their operating lives. For onshore oil and gas production, Occidental estimates that the salvage value of the oil and gas properties generally will approximate the dismantlement, restoration and reclamation costs or that the net cost will not be material; therefore, no accrual is recorded. Occidental makes capital renewal expenditures for its chemical plants on a continual basis while an asset is in operation. Thus, retirement obligations are provided for when a decision is made to dispose of a property or when operations have been curtailed on other than a temporary basis. Under SFAS No. 143, companies are required to recognize the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of the useful life. Occidental will adopt SFAS No. 143 in the first quarter of 2003. The initial adoption is expected to result in an after-tax charge of $50 - $60 million, which will be recorded as a cumulative effect of a change in accounting principles. The adoption is also expected to increase net property, plant and equipment by $59 million, increase asset retirement obligation by $150 million and decrease deferred tax liabilities by $33 million. In addition, Occidental will record a pre-tax charge to income of approximately $17 million a year to reflect the accretion of the liability and higher depreciation expense beginning in 2003.

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

SFAS NO. 141
     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 establishes new standards for accounting and reporting business combinations including eliminating the pooling method of accounting. The standard applies to all business combinations initiated after June 30, 2001. Occidental implemented the provisions of SFAS No. 141, which had no impact on the financial statements.

SFAS NO. 133
     On January 1, 2001, Occidental adopted SFAS No. 133, as amended. These statements established accounting and reporting standards for derivative instruments and hedging activities and required an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value. Changes in the derivative instrument's fair value must be recognized in earnings unless specific hedge accounting criteria are met. Adoption of these new accounting standards resulted in cumulative after-tax reductions in net income of approximately $24 million and OCI of approximately $27 million in the first quarter of 2001. The adoption also increased total assets by $588 million and total liabilities by $639 million as of January 1, 2001.

EITF ISSUE NO. 00-10
     In the fourth quarter of 2000, Occidental adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which establishes accounting and reporting standards for the treatment of shipping and handling costs. Among its provisions, EITF Issue No. 00-10 requires that transportation costs that had been accounted for as deductions from revenues should now be recorded as an expense. The implementation of EITF Issue No. 00-10 had no effect on net income. All prior-year balances have been adjusted to reflect this accounting change. The transportation costs that have been removed as deductions from revenues and included in cost of sales on Occidental's Statements of Operations totaled $245 million in 2000.

SFAS NO. 140
     In the fourth quarter of 2000, Occidental adopted the disclosure provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125", which revises disclosure standards for asset securitizations and other financial asset transfers. SFAS No. 140 also contains provisions which revise certain criteria for accounting for securitizations, financial-asset transfers and collateral. These accounting provisions were adopted by Occidental on April 1, 2001. The implementation of the provisions of SFAS No. 140 did not have an impact on Occidental's consolidated financial position or results of operations.

     See "Derivative Activities and Market Risk" above for other accounting changes.

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA

     Portions of this report, including Items 1 and 2 and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the information under the sub-caption "2003 Outlook," contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; competitive pricing pressures; higher than expected costs including feedstocks; crude oil and natural gas prices; chemical prices; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental's production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental's products; any general economic recession or slowdown domestically or internationally; regulatory uncertainties; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency improvement project, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "will", "anticipate", "plan", "intend", "believe", "expect" or similar expressions that convey the uncertainty of future events or outcomes. Occidental expressly disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

REPORT OF MANAGEMENT
     The management of Occidental Petroleum Corporation is responsible for the integrity of the financial data reported by Occidental and its subsidiaries. Fulfilling this responsibility requires the preparation and presentation of consolidated financial statements in accordance with generally accepted accounting principles. Management uses internal accounting controls, corporate-wide policies and procedures and judgment so that such statements reflect fairly Occidental's consolidated financial position, results of operations and cash flows.

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT AUDITORS

     To the Board of Directors and Stockholders, Occidental Petroleum
Corporation:

     We have audited the consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As explained in Note 4 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for the impairment of goodwill and other intangibles. Effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.


/s/ KPMG LLP

Los Angeles, California
February 7, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS           Occidental Petroleum Corporation
In millions, except per-share amounts                           and Subsidiaries

For the years ended December 31,                                              2002           2001           2000
======================================================================     ==========     ==========     ==========
REVENUES
    Net sales                                                              $    7,338     $    8,102     $    8,504
    Interest, dividends and other income                                          143            223            263
    Gains on disposition of assets, net                                            10             10            639
                                                                           ----------     ----------     ----------
                                                                                7,491          8,335          9,406
                                                                           ----------     ----------     ----------

COSTS AND OTHER DEDUCTIONS
    Cost of sales                                                               3,385          3,626          3,933
    Selling, general and administrative and other operating expenses              635            665            686
    Write-down of assets                                                           42              3            180
    Depreciation, depletion and amortization of assets                          1,012            965            894
    Environmental remediation                                                      23            109             --
    Exploration expense                                                           176            184             94
    Interest and debt expense, net                                                295            401            510
                                                                           ----------     ----------     ----------
                                                                                5,568          5,953          6,297
                                                                           ----------     ----------     ----------

INCOME BEFORE TAXES AND OTHER ITEMS                                             1,923          2,382          3,109
Provision for domestic and foreign income and other taxes                         422            556          1,434
Minority interest                                                                  77            143            185
Loss (income) from equity investments                                             261            504            (67)
                                                                           ----------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS                                               1,163          1,179          1,557
Discontinued operations, net                                                      (79)            (1)            13
Cumulative effect of changes in accounting principles, net                        (95)           (24)            --
                                                                           ----------     ----------     ----------

NET INCOME                                                                        989          1,154          1,570
Effect of repurchase of Trust Preferred Securities                                 --             --              1
                                                                           ----------     ----------     ----------

EARNINGS APPLICABLE TO COMMON STOCK                                        $      989     $    1,154     $    1,571
                                                                           ==========     ==========     ==========

BASIC EARNINGS PER COMMON SHARE
    Income from continuing operations                                      $     3.09     $     3.16     $     4.22
    Discontinued operations, net                                                (0.21)            --           0.04
    Cumulative effect of changes in accounting principles, net                  (0.25)         (0.06 )           --
                                                                           ----------     ----------     ----------

BASIC EARNINGS PER COMMON SHARE                                            $     2.63     $     3.10     $     4.26
                                                                           ==========     ==========     ==========

DILUTED EARNINGS PER COMMON SHARE
    Income from continuing operations                                      $     3.07     $     3.15     $     4.22
    Discontinued operations, net                                                (0.21)            --           0.04
    Cumulative effect of changes in accounting principles, net                  (0.25)         (0.06)            --
                                                                           ----------     ----------     ----------

DILUTED EARNINGS PER COMMON SHARE                                          $     2.61     $     3.09     $     4.26
======================================================================     ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS                     Occidental Petroleum Corporation
In millions, except share amounts                               and Subsidiaries

Assets at December 31,                                                                  2002           2001
================================================================================     ==========     ==========
CURRENT ASSETS
   Cash and cash equivalents                                                         $      146     $      198

   Trade receivables, net of reserves of $28 in 2002 and $35 in 2001                        608            360

   Receivables from joint ventures, partnerships and other                                  321            266

   Inventories                                                                              491            414

   Assets held for sale                                                                      --            131

   Income tax receivable                                                                    150             35

   Prepaid expenses and other                                                               157            153
                                                                                     ----------     ----------

      TOTAL CURRENT ASSETS                                                                1,873          1,557
                                                                                     ----------     ----------


LONG-TERM RECEIVABLES, NET                                                                  275          2,185
                                                                                     ----------     ----------


INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES
                                                                                          1,056            993
                                                                                     ----------     ----------


PROPERTY, PLANT AND EQUIPMENT

   Oil and gas segment, successful efforts method                                        15,440         14,414

   Chemical segment                                                                       3,689          3,757

   Corporate and other                                                                      302            273
                                                                                     ----------     ----------

                                                                                         19,431         18,444

   Accumulated depreciation, depletion and amortization                                  (6,395)        (5,653)
                                                                                     ----------     ----------

                                                                                         13,036         12,791




OTHER ASSETS                                                                                308            324
                                                                                     ----------     ----------
                                                                                     $   16,548     $   17,850
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS                     Occidental Petroleum Corporation
In millions, except share amounts                               and Subsidiaries

Liabilities and Equity at December 31,                                                  2002           2001
================================================================================     ==========     ==========
CURRENT LIABILITIES
   Current maturities of long-term debt and capital lease liabilities                $      206     $       --
   Notes payable                                                                             --             54
   Accounts payable                                                                         785            715
   Accrued liabilities                                                                      914            849
   Dividends payable                                                                        193             94
   Obligation under natural gas delivery commitment                                          --            137
   Liabilities held for sale                                                                 --             18
   Domestic and foreign income taxes                                                        137             27
                                                                                     ----------     ----------
      TOTAL CURRENT LIABILITIES                                                           2,235          1,894
                                                                                     ----------     ----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES AND UNAMORTIZED DISCOUNT                        3,997          4,065
                                                                                     ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred and other domestic and foreign income taxes                                     982          1,103
   Obligation under natural gas delivery commitment                                          --            145
   Other                                                                                  2,228          2,322
                                                                                     ----------     ----------
                                                                                          3,210          3,570
                                                                                     ----------     ----------

CONTINGENT LIABILITIES AND COMMITMENTS

MINORITY INTEREST                                                                           333          2,224
                                                                                     ----------     ----------

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF A SUBSIDIARY
     TRUST HOLDING SOLELY SUBORDINATED NOTES OF
     OCCIDENTAL                                                                             455            463
                                                                                     ----------     ----------

STOCKHOLDERS' EQUITY
   Nonredeemable preferred stock; $1.00 par value, authorized 50 million shares;
      outstanding shares:  2002 and 2001--none                                               --             --
   Common stock, $.20 par value; authorized 500 million shares;
      outstanding shares:  2002--377,860,191 and 2001--374,125,825                           75             75
   Additional paid-in capital                                                             3,967          3,857
   Retained earnings                                                                      2,303          1,788
   Accumulated other comprehensive income                                                   (27)           (86)
                                                                                     ----------     ----------
                                                                                          6,318          5,634
                                                                                     ----------     ----------
                                                                                     $   16,548     $   17,850
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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                      Occidental Petroleum Corporation
In millions                                                                                          and Subsidiaries

                                                                                                         Accumulated
                                                                          Additional       Retained         Other
                                                            Common         Paid-in         Earnings     Comprehensive
                                                            Stock          Capital         (Deficit)        Income
=====================================================   =============   =============   =============   =============
BALANCE, DECEMBER 31, 1999                              $          73   $       3,787   $        (286)  $         (51)
   Net income                                                      --              --           1,570              --
   Other comprehensive income, net of tax                          --              --              --               1
   Dividends on common stock                                       --             (92)           (277)             --
   Issuance of common stock                                         1              40              --              --
   Exercises of options and other, net                             --               8              --              --
-----------------------------------------------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2000                              $          74   $       3,743   $       1,007   $         (50)
   Net income                                                      --              --           1,154              --
   Other comprehensive income, net of tax                          --              --              --             (36)
   Dividends on common stock                                       --              --            (373)             --
   Issuance of common stock                                        --              19              --              --
   Exercises of options and other, net                              1              95              --              --
-----------------------------------------------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2001                              $          75   $       3,857   $       1,788   $         (86)
   Net income                                                      --              --             989              --
   Other comprehensive income, net of tax                          --              --              --              59
   Dividends on common stock                                       --              --            (474)             --
   Issuance of common stock                                        --              22              --              --
   Exercises of options and other, net                             --              88              --              --
-----------------------------------------------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2002                              $          75   $       3,967   $       2,303   $         (27)
=====================================================   =============   =============   =============   =============



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In millions

For the years ended December 31,                                         2002           2001           2000
=================================================================     ==========     ==========     ==========
Net income                                                            $      989     $    1,154     $    1,570
    Other comprehensive income items:
      Foreign currency translation adjustments                                 5            (12)             2
      Derivative mark-to-market adjustments                                   (6)           (20)            --
      Minimum pension liability adjustments                                   (5)            (6)             2
      Unrealized gains(losses) on securities                                  65              2             (3)
                                                                      ----------     ----------     ----------
    Other comprehensive income, net of tax                                    59            (36)             1
                                                                      ----------     ----------     ----------
Comprehensive income                                                  $    1,048     $    1,118     $    1,571
=================================================================     ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS           Occidental Petroleum Corporation
In millions                                                     and Subsidiaries

For the years ended December 31,                                                        2002           2001           2000
================================================================================     ==========     ==========     ==========
CASH FLOW FROM OPERATING ACTIVITIES
   Income from continuing operations                                                 $    1,163     $    1,179     $    1,557
   Adjustments to reconcile income to net cash provided by operating activities:
      Depreciation, depletion and amortization of assets                                  1,012            965            894
      Amortization of debt discount and deferred financing costs                              7              5              7
      Deferred income tax (benefit) provision                                              (141)          (183)           413
      Other noncash charges to income                                                        62            106            169
      Gains on disposition of assets, net and litigation settlement                         (10)           (10)          (639)
      Loss (income) from equity investments                                                 261            504            (67)
      Dry hole and impairment expense                                                        96             99             41
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts and notes receivable                                 (342)         1,085           (201)
      Decrease (increase) in inventories                                                    (73)            37            (39)
      Decrease (increase) in prepaid expenses and other assets                              (39)            72             34
      Increase (decrease) in accounts payable and accrued liabilities                       172         (1,150)           367
      Increase (decrease) in current domestic and foreign income taxes                      115              4            (53)
   Other operating, net                                                                    (174)          (152)          (155)
                                                                                     ----------     ----------     ----------
      Operating cash flow from continuing operations                                      2,109          2,561          2,328
      Operating cash flow from discontinued operations                                       (9)             5             20
                                                                                     ----------     ----------     ----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                                           2,100          2,566          2,348
                                                                                     ----------     ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                  (1,236)        (1,308)          (892)
   Sale of businesses and disposal of property, plant and equipment, net                     41            852          1,488
   Purchase of businesses, net                                                             (492)           (46)        (3,715)
   Equity investments and other, net                                                         (5)          (141)            82
                                                                                     ----------     ----------     ----------
      Investing cash flow from continuing operations                                     (1,692)          (643)        (3,037)
      Investing cash flow from discontinued operations                                       (4)            (8)            (7)
                                                                                     ----------     ----------     ----------

      NET CASH USED BY INVESTING ACTIVITIES                                              (1,696)          (651)        (3,044)
                                                                                     ----------     ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from long-term debt and non-recourse debt                                       248            861          2,447
   Payments of long-term debt, non-recourse debt and capital lease liabilities             (199)        (2,258)        (1,389)
   Proceeds from issuance of common stock                                                    22             18             41
   Repurchase of Trust Preferred Securities                                                  (9)           (11)           (12)
   Purchases for natural gas delivery commitment                                            (95)          (121)          (115)
   Buyout of natural gas commitment, net                                                   (179)            --             --
   Payments of notes payable, net                                                            --             (2)            (6)
   Proceeds from subsidiary preferred stock issuance                                         72             --             --
   Cash dividends paid                                                                     (375)          (372)          (369)
   Stock options exercised                                                                   60             72              2
   Other financing, net                                                                      (1)            (1)            (1)
                                                                                     ----------     ----------     ----------
      Financing cash flow from continuing operations                                       (456)        (1,814)           598
      Financing cash flow from discontinued operations                                       --             --            (19)
                                                                                     ----------     ----------     ----------

      NET CASH (USED)PROVIDED BY FINANCING ACTIVITIES                                      (456)        (1,814)           579
                                                                                     ----------     ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (52)           101           (117)
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR                                                198             97            214
                                                                                     ----------     ----------     ----------

CASH AND CASH EQUIVALENTS--END OF YEAR                                               $      146     $      198     $       97
================================================================================     ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Occidental Petroleum Corporation
                                                                and Subsidiaries

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Occidental Petroleum Corporation, entities where it owns a majority voting interest and its undivided interests in oil and gas exploration and production ventures. In these Notes, the term "Occidental" or "the Company" refers to Occidental Petroleum Corporation and/or one or more entities where it owns a majority voting interest and ventures. The Company's proportionate share of oil and gas exploration and production ventures is accounted for using the pro-rata method of consolidation. Proportionate shares of assets, liabilities, revenues and costs are reported within the relevant lines of the balance sheets, income statements and cash flow statements. Occidental's oil and gas ventures accounted for in this manner are held in joint ventures, partnerships, limited liability companies or comparable legal forms that are direct working interests. Amounts representing Occidental's percentage interest in the underlying net assets of other affiliates in which it does not have a majority voting interest, but as to which it exercises significant influence, are accounted for under the equity method. Investments in which Occidental does not exercise significant influence are accounted for under the cost method. All material intercompany accounts and transactions have been eliminated (see Note 15).
     In addition, certain financial statements, notes and supplementary data for prior years have been changed to conform to the 2002 presentation.

REVENUE RECOGNITION
     For oil and gas, title passes to the customer when product is shipped. Revenue is recognized after title has passed to the customer. Prices are either fixed or based on a market index. For marketing and trading activities, revenue is recognized on settled transactions upon completion of contract terms, and for physical deliveries, upon title transfer. For unsettled transactions, contracts that meet specified accounting criteria are marked to market. (See "Accounting Changes" in Note 4).
     Revenue from chemical product sales is recognized after the product is shipped and title has passed to the customer. Prices are fixed at the time of shipment. Customer incentive programs provide for payments or credits to be made to customers based on the volume of product purchased over a defined period. Total customer incentive payments over a given period are estimated and recorded as a reduction to revenue ratably over the contract period. Such estimates are evaluated and revised as warranted.

NATURE OF OPERATIONS
     Occidental is a multinational organization whose principal business segments are oil and gas exploration, production and marketing and chemicals production and marketing. In oil and gas, Occidental has active exploration and production in the United States and in ten other countries. Occidental has interests in basic chemicals (principally chlorine and caustic soda), vinyls and performance chemicals.

RISKS AND UNCERTAINTIES
     The process of preparing consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts, generally not by material amounts. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of Occidental's financial position and results of operations.
     The carrying value of Occidental's property, plant and equipment (PP&E) is based on the historical cost incurred to acquire the PP&E, net of accumulated depreciation and net of any impairment charges. Occidental is required to perform impairment tests on its assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management's plans change with respect to those assets. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Occidental must compare the undiscounted future cash flows of an asset to its carrying value.
     Included in the accompanying consolidated balance sheet are deferred tax assets of $733 million as of December 31, 2002, the noncurrent portion of which is netted against deferred income tax liabilities. Realization of these assets is dependent upon Occidental generating sufficient future taxable income. Occidental expects to realize the recorded deferred tax assets through future operating income and reversal of taxable temporary differences.
     The accompanying consolidated balance sheet includes assets of approximately $2.8 billion as of December 31, 2002, relating to Occidental's operations in countries outside North America. Some of these countries may be considered politically and economically unstable. These assets and the related operations are subject to the risk of actions by governmental authorities and insurgent groups. Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would expect to receive compensation in the event of nationalization.
     Since Occidental's major products are commodities, significant changes in the prices of oil and gas and chemical products would have a significant impact on Occidental's results of operations for any particular year.

FOREIGN CURRENCY TRANSLATION
     The functional currency applicable to all of Occidental's foreign oil and gas operations is the U.S. dollar since cash flows are denominated principally in U.S. dollars. Occidental's chemical operations in Brazil use the Real as the functional currency. The effect of exchange-rate changes on transactions denominated in nonfunctional currencies generated a loss of $26 million in 2002 and a gain of less than $1 million in both 2001 and 2000. The 2002 amount related to the writedown and sale of Occidental's Vulcan subsidiary.

CASH AND CASH EQUIVALENTS
     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled approximately $116 million and $139 million at December 31, 2002 and 2001, respectively.

TRADE RECEIVABLES
     Occidental has an agreement in place to sell, under a revolving sale program, an undivided interest in a designated pool of trade receivables. This program is used by Occidental as a low-cost source of working capital funding. The balance of receivables sold at December 31, 2002 and 2001 was $360 million. This amount is not included in the debt and related trade receivables accounts, respectively, on Occidental's consolidated balance sheets. Receivables must meet certain criteria to qualify for the program.
     Under this program, Occidental serves as the collection agent with respect to the receivables sold. An interest in new receivables is sold as collections are made from customers. Fees and expenses under this program are included in selling, general and administrative and other operating expenses. During the years ended December 31, 2002, 2001 and 2000, the cost of this program amounted to approximately 2.1 percent, 4.5 percent and 6.7 percent, respectively, of the weighted average amount of the receivables sold in each year. The fair value of any retained interests in the receivables sold is not material. The buyers of the receivables are protected against significant risk of loss on their purchase of receivables. Occidental provides for allowances for any doubtful receivables based on its periodic evaluation of such receivables. The provisions for such receivables were not material in the years ended December 31, 2002, 2001 and 2000.
     The program terminates upon certain events, including Occidental's senior debt rating falling below investment grade. In such an event, alternative funding would have to be arranged, which could result in an increase in debt recorded on the consolidated balance sheet, with a corresponding increase in the accounts receivable balance. The consolidated income statement effect of such an event would not be significant.

INVENTORIES
     For the oil and gas segment, materials and supplies are valued at the lower of average cost or market. Inventories are reviewed periodically (at least annually) for obsolescence. Oil and natural gas liquids (NGLs) inventories, which typically represent the last few days of production at the end of each period, are valued at the lower of cost or market. Natural gas trading inventory is valued at market. (See "Accounting Changes" in Note 4).
     For the chemical segment, in countries where allowable, Occidental values its inventories using the last-in, first-out (LIFO) method as it better matches current costs and current revenue. Accordingly, Occidental accounts for domestic inventories in its chemical business, other than materials and supplies, on the LIFO method. For other countries, Occidental uses the first-in, first-out (FIFO) method (if the costs of goods are specifically identifiable) or the average-cost method (if the costs of goods are not specifically identifiable). Materials and supplies are accounted for using a weighted average cost method.

PROPERTY, PLANT AND EQUIPMENT
     Property additions and major renewals and improvements are capitalized at cost. Interest costs incurred in connection with major capital expenditures are capitalized and amortized over the lives of the related assets (see Note 16).
     Occidental uses the successful efforts method to account for its oil and gas properties. Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized. Annual lease rentals, exploration costs, geological, geophysical and seismic costs and exploratory dry-hole costs are expensed as incurred.
     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and NGLs that geological and engineering data demonstrate with reasonable certainty can be recovered in future years from known reservoirs under existing economic and operating conditions considering future production and development costs. Depreciation and depletion of oil and gas producing properties is determined by the unit-of-production method.
     A portion of the carrying value of Occidental's oil and gas properties are attributable to unproved properties. At December 31, 2002, the costs attributable to unproved properties were approximately $1.3 billion. These costs are not currently being depreciated or depleted. As exploration and development work progresses and the reserves on these properties are proven, capitalized costs of the properties will be subject to depreciation and depletion. If the development work were to be unsuccessful, the capitalized costs of the properties related to this unsuccessful work would be expensed in the year in which the determination was made. The timing of any writedowns of these unproven properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results. Occidental believes its exploration and development efforts will allow it to fully realize the unproved property balance.
     The estimated useful lives of Occidental's chemical assets, which range from 3 years to 50 years, are used to compute depreciation expense and are also used for impairment tests. The estimated useful lives used for the chemical facilities were based on the assumption that Occidental would provide an appropriate level of annual capital expenditures while the plants are still in operation. Without these continued capital expenditures, the useful lives of these plants could significantly decrease. Other factors which could change the estimated useful lives of Occidental's chemical plants include higher or lower product prices, feedstock costs, energy prices, environmental regulations, competition and technological changes.
     Occidental is required to perform impairment tests on its chemical assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that its carrying amount may not be recoverable, or when management's plans change with respect to those assets. Under the provisions of SFAS No. 144, Occidental must compare the undiscounted future cash flows of an asset to its carrying value. The key factors which could significantly affect future cash flows are future product prices, feedstock costs, energy costs and remaining estimated useful life.
     Due to a temporary decrease in demand for some of its products, Occidental has temporarily idled an EDC plant in June 2001, and a chlor-alkali plant in December 2001. These facilities will remain idle until market conditions improve. Management expects that both of these plants will become operational in the future. The net book value of these two plants was $150 million at December 31, 2002. These facilities were tested for impairment at the time they were temporarily idled and, based on the results, no impairment was deemed necessary for these two facilities. Occidental continues to depreciate these facilities based on their remaining estimated useful lives.
     Occidental's chemical plants are depreciated using either the unit-of-production or straight-line method based upon the estimated useful life of the facilities.

OTHER ASSETS
     Other assets include tangible and intangible assets, certain of which are amortized over the estimated periods to be benefited.

NOTES PAYABLE
     Notes payable at December 31, 2001 consisted of short-term notes due to financial institutions and other corporations. The weighted average interest rate on short-term borrowings outstanding as of 2001 was 2.9 percent.

ACCRUED LIABILITIES--CURRENT
     Accrued liabilities include the following (in millions):

Balance at December 31,                                                  2002           2001
=================================================================     ==========     ==========
Accrued payroll, commissions and related expenses                     $      159     $      143
Accrued environmental reserves                                        $       84     $       96
Derivative financial instruments                                      $      115     $      102
-----------------------------------------------------------------     ----------     ----------

ENVIRONMENTAL COSTS
     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Reserves for estimated costs that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. The environmental reserves are based on management's estimate of the most likely cost to be incurred and are reviewed periodically and adjusted as additional or new information becomes available. For the years ended December 31, 2002 and 2001, Occidental has not accrued any reimbursements or recoveries as assets. Recoveries and reimbursements are recorded in income when receipt is probable. Environmental reserves are recorded on a discounted basis only when a reserve is initially established and the aggregate amount of the estimated costs for a specific site and the timing of cash payments are reliably determinable. The reserve methodology for a specific site is not modified once it has been established.
     At sites involving multiple parties, Occidental provides environmental reserves based upon its expected share of liability. When other parties are jointly liable, the financial viability of the parties, the degree of their commitment to participate and the consequences to Occidental of their failure to participate are evaluated when estimating the company's ultimate share of liability. Occidental believes that it will not be required to assume a share of liability of other potentially responsible parties with whom it is alleged to be jointly liable in an amount that would have a material effect on Occidental's consolidated financial position or liquidity or results of operations.

     Most cost sharing arrangements with other parties fall into one of the following three categories:

     Category 1: Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state-equivalent sites wherein Occidental and other alleged potentially responsible parties share the cost of remediation in accordance with negotiated or prescribed allocations;

     Category 2: Oil and gas joint ventures wherein each joint venture partner pays its proportionate share of remedial cost; and

     Category 3: Contractual arrangements typically relating to purchases and sales of property wherein the parties to the transaction agree to methods of allocating the costs of environmental remediation.

     In all three of these categories, Occidental records as a reserve its expected net cost of remedial activities, as adjusted by recognition for any non-performing parties.
     In addition to the costs of investigating and implementing remedial measures, which often take in excess of ten years at CERCLA sites, Occidental's reserves include management's estimates of the cost of operation and maintenance of remedial systems. To the extent that the remedial systems are modified over time in response to significant changes in site-specific data, laws, regulations, technologies or engineering estimates, Occidental reviews and changes the reserves accordingly on a site-specific basis.
     The following shows environmental reserve activity for the past three reporting periods:

                                                                  12 Months      12 Months      12 Months
                                                                   Ended           Ended          Ended
(In millions)                                                     12/31/02       12/31/01       12/31/00
============================================================     ==========     ==========     ==========
Balance - Beginning of Year                                      $      454     $      402     $      454
   Increases to provision including interest accretion                   25            111              2
   Changes from acquisitions/dispositions                                --              5             23
   Payments                                                             (84)           (75)           (85)
   Other                                                                 (2)            11              8
                                                                 ----------     ----------     ----------
Balance - End of Year                                            $      393     $      454     $      402
============================================================     ==========     ==========     ==========

     Occidental expects to expend funds equivalent to about half of the current environmental reserve over the next three years and the balance over the next ten or more years.

DISMANTLEMENT, RESTORATION AND RECLAMATION COSTS
     For offshore production, the estimated future abandonment costs of oil and gas properties and removal costs for platforms, net of salvage value, are accrued over their operating lives. Such costs are calculated at unit-of-production rates based upon estimated proved recoverable reserves and are taken into account in determining depreciation, depletion and amortization. For onshore production, Occidental assumes that the salvage value of the oil and gas property will equal the dismantlement restoration and reclamation costs so no accrual is necessary. For the chemical segment, appropriate reserves are provided when a decision is made to dispose of a property, since Occidental makes capital renewal expenditures on a continual basis while an asset is in operation. Reserves for dismantlement, restoration and reclamation costs are included in accrued liabilities and in other noncurrent liabilities and amounted to $0 million and $14 million, respectively, at December 31, 2002, and amounted to $1 million and $21 million, respectively, at December 31, 2001. (See "Accounting Changes" in Note 4.)

DERIVATIVE INSTRUMENTS
     Occidental accounts for its derivatives under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 (collectively SFAS No. 133). Under SFAS No. 133, recognition of the gain or loss that results from recording and adjusting a derivative to fair market value depends on the purpose for issuing or holding the derivative. Gains and losses from derivatives that are not designated as hedges are recognized immediately in earnings. A hedge is considered effective if changes in its value are offset exactly by changes in the value of the item being hedged. A hedge is ineffective to the extent changes in its value are not matched by offsetting changes in value for the item being hedged. If a derivative is used to hedge the fair value of an asset or liability (fair value hedge), the gains or losses from adjusting the derivative to its market value are recognized in earnings immediately and to the extent the hedge is effective, offset the concurrent recognition in earnings of changes in the fair value of the hedged item. Gains or losses from derivatives used to hedge future cash flows are recorded on the balance sheet in accumulated other comprehensive income (OCI), a component of stockholders' equity, until the transaction that is hedged is recognized in earnings. However, to the extent the value of the derivative differs from the value of the anticipated cash flows of the hedged transaction, the hedge is considered partly ineffective and the resulting gains or losses are recognized immediately in earnings.

FINANCIAL INSTRUMENTS
     Occidental values financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents and short-term notes payable approximate fair value because of the short maturity of those instruments. The carrying value of other on-balance sheet financial instruments other than debt approximates fair value and the cost, if any, to terminate off-balance sheet financial instruments is not significant.

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash payments, net of refunds, during the years 2002, 2001 and 2000 included federal, foreign and state income taxes of approximately $111 million, $408 million and $682 million, respectively. Interest paid (net of interest capitalized) totaled approximately $250 million, $389 million and $516 million for the years 2002, 2001 and 2000, respectively. (See Note 3 for detail of noncash investing and financing activities regarding certain acquisitions).

NOTE 2    DERIVATIVE ACTIVITIES INCLUDING FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------
     Occidental's market risk exposures relate primarily to commodity prices and, to a lesser extent, interest rates and foreign currency exchange rates. Occidental periodically enters into derivative instrument transactions to reduce these price and rate fluctuations. A derivative is a financial instrument which derives its value from another instrument or variable.
     In general, the fair value recorded for derivative instruments is based on quoted market prices, dealer quotes and the Black-Scholes or similar valuation models.

COMMODITY PRICE DERIVATIVES
GENERAL
     Occidental's results are sensitive to fluctuations in crude oil and natural gas prices.

MARKETING AND TRADING OPERATIONS
     Occidental periodically uses different types of derivative instruments to achieve the best prices for oil and gas. Derivatives are also used by Occidental to reduce its exposure to price volatility and mitigate fluctuations in commodity-related cash flows. Occidental enters into low-risk marketing and trading activities through its separate marketing organization, which operates under established policy controls and procedures. With respect to derivatives used in its oil and gas marketing operations, Occidental utilizes a combination of futures, forwards, options and swaps to offset various physical transactions. Overall, Occidental usually remains unhedged to long-term oil and gas prices and its use of derivatives in hedging activity remains at a low level.
     In September 2002, Occidental unwound its natural gas delivery commitment and corresponding natural gas price swap, which were entered into in November 1998. Occidental recognized a pre-tax loss of $3 million related to these transactions.

FAIR VALUE OF CONTRACTS
     The following tables reconcile the changes in the fair value of Occidental's marketing and trading contracts during 2002 and 2001 and segregate the open contracts at December 31, 2002 by maturity periods.

(in millions)                                                                                     2002           2001
==========================================================================================     ==========     ==========
Fair value of contracts outstanding at beginning of year                                       $        7     $      (66)
Gains on contracts realized or otherwise settled during the year                                       (1)           (30)
Changes in fair value attributable to changes in valuation techniques and assumptions                  --             --
Other changes in fair values                                                                           28            103
                                                                                               ----------     ----------
Fair value of contracts outstanding at end of year                                             $       34     $        7
==========================================================================================     ==========     ==========

                                                                           Maturity Periods
                                                          -------------------------------------------------
                                                                          2004         2006       2008 and       Total
Source of Fair Value                                         2003        to 2005      to 2007    thereafter   Fair Value
=======================================================   ==========   ==========   ==========   ==========   ==========
Prices actively quoted                                    $      (12)  $        6   $        2   $        2   $       (2)
Prices provided by other external sources                         35            7           (8)           2           36
Prices based on models and other valuation methods                (5)           5           --           --           --
                                                          ----------   ----------   ----------   ----------   ----------
TOTAL                                                     $       18   $       18   $       (6)  $        4   $       34
=======================================================   ==========   ==========   ==========   ==========   ==========

     The tables above include the fair value of physical positions and the fair value of the related financial instruments for trading and marketing operations. At December 31, 2002 and 2001, the physical positions were a net gain of $42 million and a net loss of $2 million, respectively. The value of the derivative financial instruments that offset these physical positions are a net loss of $8 million at December 31, 2002 and a net gain of $9 million at December 31, 2001. Gains and losses are netted in the statement of operations. On the balance sheets, except where a right of set-off exists, gains are recognized as assets and losses are recognized as liabilities.

COMMODITY HEDGES
    On a limited basis, Occidental uses cash-flow hedges for the sale of crude oil and natural gas. Occidental's commodity cash-flow-hedging instruments were highly effective. At December 31, 2002, all of these cash-flow hedges were settled. No fair value hedges were used for oil and gas production during 2002.

INTEREST RATE RISK
GENERAL
     Occidental is exposed to risk resulting from changes in interest rates and it enters into various derivative financial instruments to manage interest-rate exposure. Interest-rate swaps, forward locks and futures contracts are entered into periodically as part of Occidental's overall strategy.

HEDGING ACTIVITIES
     Occidental has entered into several interest-rate swaps that qualified for fair-value hedge accounting. These derivatives effectively convert approximately $1.3 billion of fixed-rate debt to variable-rate debt with maturities ranging from 2005 to 2008.
     Occidental was a party to a series of forward interest-rate locks, which qualified as cash-flow hedges. The hedges were related to the construction of a cogeneration plant that was completed in December 2002 and leased by Occidental concurrently. The associated loss on the hedges through December 2002 is approximately $21 million after-tax, which is recorded in accumulated OCI and will be recognized in earnings over the lease term of 26 years on a straight-line basis.
     Certain of Occidental's equity investees have entered into additional derivative instruments that qualified as cash-flow hedges. Occidental reflects its proportionate share of these cash-flow hedges in OCI.

CREDIT RISK
     Occidental's energy contracts are spread among numerous counterparties. Creditworthiness is reviewed before doing business with a new counterparty and on an ongoing basis. Occidental monitors aggregated counterparty exposure relative to credit limits, and manages credit-enhancement issues. Credit exposure for each customer is monitored for outstanding balances, current month activity, and forward mark-to-market exposure.

FOREIGN CURRENCY RISK
     Several of Occidental's foreign operations are located in countries whose currencies generally depreciate against the U.S. dollar on a continuing basis. Typically, effective currency forward markets do not exist for these countries. Therefore, Occidental attempts to manage its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes. Generally, international crude oil sales are denominated in U.S. dollars. Additionally, all of Occidental's oil and gas foreign entities have the U.S. dollar as the functional currency. However, in one foreign chemical subsidiary where the local currency is the functional currency, Occidental has exposure on U.S. dollar-denominated debt that is not material. At December 31, 2002 and 2001, Occidental had not entered into any foreign currency derivative instruments. The effect of exchange-rate transactions in foreign currencies is included in periodic income.

DERIVATIVE AND FAIR VALUE DISCLOSURES
     The following table shows derivative financial instruments included in the consolidated balance sheets:

Balance at December 31, (in millions)                          2002           2001
=======================================================     ==========     ==========
Derivative financial instrument assets (a)
   Current                                                  $      164     $      116
   Non-current                                                     157            120
                                                            ----------     ----------
                                                            $      321     $      236
=======================================================     ==========     ==========

Derivative financial instrument liabilities (a)
   Current                                                  $      115     $      102
   Non-current                                                      23            119
                                                            ----------     ----------
                                                            $      138     $      221
=======================================================     ==========     ==========

(a) Amounts include energy-trading contracts

     As a result of fair-value swaps, the amount of interest expense recorded in the income statement is lower by approximately $45 million and $7 million for the years ended December 31, 2002 and 2001, respectively.

     The following table summarizes after-tax derivative activity recorded in OCI (in millions):

Balance at December 31,                                                  2002           2001
=================================================================     ==========     ==========
Beginning  Balance                                                    $      (20)    $       --
Cumulative effect of change in accounting principle                           --            (27)
(Losses) gains from changes in current cash flow hedges                      (14)            11
Amount reclassified to income                                                  8             (4)
                                                                      ----------     ----------
Ending Balance                                                        $      (26)    $      (20)
=================================================================     ==========     ==========

     During the years ended December 31, 2002 and 2001, an $8 million after-tax loss and a $4 million after-tax gain, respectively, were reclassified from OCI into earnings, resulting from the expiration of cash-flow hedges when the hedged transactions closed. During the years ended December 31, 2002 and 2001, a net unrealized after-tax loss of $14 million and a net unrealized after-tax gain of $11 million, respectively, were recorded to OCI relating to changes in current cash-flow hedges. During the next twelve months, Occidental expects that $3 million of net derivative after-tax losses included in OCI, based on their valuation at December 31, 2002, will be reclassified into earnings when the hedged transactions close. Hedge ineffectiveness did not have a significant impact on earnings for the years ended December 31, 2002 and 2001.

NOTE 3    BUSINESS COMBINATIONS AND ASSET ACQUISITIONS AND DISPOSITIONS
--------------------------------------------------------------------------------
2002
     In November 2002, Occidental closed a transaction with the United Arab Emirates' (UAE) Offsets Group in which Occidental acquired a 24.5 percent interest in Dolphin Energy Limited (DEL), the operator of the Dolphin Project, for a total of $342 million. DEL is a company that also includes as shareholders the UAE Offsets Group (51 percent interest) and TotalFinaElf (24.5 percent interest). The amount has been allocated, on a preliminary basis, primarily to investment in unconsolidated entities. Occidental will also be responsible for its 24.5 percent share of costs on an ongoing basis. The Dolphin Project, which is expected to cost its owners $3.5 billion in total, consists of two parts: (1) a development and production sharing agreement with Qatar to develop and produce natural gas and condensate in Qatar's North Field; and (2) the rights for DEL to build, own and operate a 260-mile-long, 48-inch export pipeline to transport 2 billion cubic feet per day of dry natural gas from Qatar to markets in the UAE for a period of 25 years. The pipeline will have capacity to transport up to 3.2 billion cubic feet per day, which will allow for additional business development projects. DEL is currently negotiating contracts to market the gas with users in the UAE. Construction on the upstream production and processing facilities and the pipeline is expected to begin in 2003 and production is scheduled to begin in early 2006. The Dolphin partners anticipate securing project financing. Occidental has not recorded any revenue or production costs for this project and no oil and gas reserves have been included in its 2002 proved oil and gas reserves.
     In August 2002, Occidental and Lyondell Chemical Company completed an agreement for Occidental to sell its 29.5-percent share of Equistar to Lyondell and to purchase a 21-percent equity interest in Lyondell. Occidental entered into these transactions to diversify its petrochemicals interests. These transactions also reduced Occidental's direct exposure to petrochemicals volatility, yet allowed it to preserve, through its Lyondell investment, an economic upside when the petrochemicals industry recovers. In connection with these transactions, Occidental wrote down its investment in the Equistar partnership to fair value by recording a $412 million pre-tax charge as of December 2001. After the write-down, the net book value of Occidental's investment in Equistar at December 31, 2001, after considering tax effects, approximated the fair value of the Lyondell shares Occidental expected to receive, less transaction costs. Occidental recorded an after-tax gain of $164 million in the third quarter of 2002, as a result of closing these transactions on August 22, 2002. Occidental's initial carrying value of the Lyondell investment was $489 million, which represented the fair value of Lyondell's shares at closing.
     In 2002, Occidental increased its ownership in Badin Block 1 and 2R by purchasing additional interests in these two blocks from the government of Pakistan for approximately $72 million.
     In the fourth quarter of 2002, Occidental sold its chrome business at Castle Hayne, North Carolina for $25 million and its calendering operations (Vulcan) for a $6 million note receivable. In the third quarter of 2002, Occidental recorded an after-tax impairment charge of $69 million and classified both of these businesses as discontinued operations. The fair value of these businesses was determined by the expected sales proceeds from third party buyers. When these transactions closed, no significant gain or loss was recorded. For the years ended December 31, 2002, 2001 and 2000, the discontinued operations had revenues of $91 million, $124 million and $166 million, respectively, and pre-tax income (loss) of $(98) million, $2 million and $22 million, respectively.

2001
     On August 31, 2001, Occidental sold its interest in a subsidiary that owned a Texas intrastate pipeline system. The entity was sold to Kinder Morgan Energy Partners, L.P. for $360 million. Occidental recorded an after-tax loss of approximately $272 million in connection with this transaction.
     On July 10, 2001, Occidental completed the sale of its interest in the Tangguh LNG project in Indonesia to Mitsubishi Corporation of Japan for proceeds of $503 million. Occidental recorded an after-tax gain of approximately $399 million for this transaction.

2000
     On December 4, 2000, Occidental completed an agreement with BP to obtain BP's interest in a carbon dioxide field in New Mexico and related pipelines in exchange for Occidental's interest in the Milne Point oil field in Alaska, together with additional cash consideration. The BP properties acquired had a book value of $51 million, and Occidental paid $14 million as additional consideration. The gain on this transaction was immaterial.
     On November 29, 2000, OxyChem purchased a 28.6-percent interest in OxyMar, a Texas general partnership that owns the Ingleside, Texas VCM facility operated by OxyChem. The interest was purchased from U.S. VCM Corporation, an affiliate of Marubeni Corporation, which continues to own a 21.4-percent interest and remains a 50-percent partner for corporate-governance purposes. Occidental received approximately $37 million relating to the purchase and, as a result, agreed to guarantee an additional $110 million of OxyMar's debt. The $37 million was recorded as a reduction to Occidental's investment in OxyMar. OxyVinyls owns the remaining 50-percent interest. No gain or loss was recognized on this transaction.
     On November 1, 2000, Occidental agreed to farm out a partial economic interest in its Block 15 operations in Ecuador to AEC, now EnCana, for $68 million. EnCana earns a 40-percent interest in the block and will reimburse Occidental for certain capital costs through 2004 estimated at $110 million. Occidental remains the operator of Block 15. The gain on this transaction was not significant.
     On November 1, 2000, Occidental completed the sale of its Durez phenolic resins and compounding businesses and assets to Sumitomo Bakelite Co., Ltd. for gross proceeds of approximately $150 million. There was a $13 million after-tax gain on this transaction.
     On August 15, 2000, Occidental completed agreements with respect to two transactions with Apache Corporation involving Occidental's interests in the Continental Shelf of the Gulf of Mexico (GOM). Occidental entered into a volumetric production payment (VPP) transaction to deliver, over 36 months, a substantial portion of its share of the proved developed producing gas reserves from these GOM interests to Apache amounting to 86 Bcf, for approximately $280 million. The value attributed to the production payment was based on price curves existing at the time the transaction was entered into. The $280 million, which represented the initial fair value of Occidental's obligation to deliver future gas production, was deferred and is being recognized in income as the gas is delivered. Occidental retained ownership of the first 2.7 million barrels of oil, which is being used to pay for the VPP production costs. Occidental believes this amount is sufficient to cover these costs. The remaining amount of this retained interest at December 31, 2002 was 0.4 million barrels, or approximately $12 million. Occidental also agreed to sell a 60 percent interest in the subsidiary that holds a residual interest, post-VPP, in the GOM assets for approximately $62 million. As a result of this sale and the consequent elimination of a portion of Occidental's responsibility for abandonment liabilities, Occidental recorded an after-tax gain of $39 million. Approximately 70 percent of the gain was the result of the elimination of the abandonment liability. As part of these transactions, Apache was granted four annual call options, each of which gives them the right to purchase for $11 million an additional 10 percent of the entity holding the residual interest in the GOM assets. Occidental also was granted four annual put options with generally similar provisions. Nominal value was attributed to the call and put options. Apache exercised the call options that became available in 2001 and 2002. Gains resulting from each exercise of the options were not material.
     On May 8, 2000, Occidental completed an agreement to sell its producing properties in Peru to Pluspetrol for $30 million. In connection with this transaction, Occidental recorded an after-tax charge of approximately $29 million in December 1999 to write-down the properties to their fair values.
     On April 24, 2000, Occidental completed the acquisition of THUMS, the field contractor of the Long Beach Unit, an oil and gas production unit, for approximately $68 million.
     On April 19, 2000, Occidental completed its acquisition of all of the common interest in Altura, the largest oil producer in Texas. The acquisition was valued at approximately $3.6 billion. Occidental paid approximately $1.2 billion to the sellers, affiliates of BP and Royal Dutch/Shell Group (Shell), to acquire the common limited partnership interest and control of the general partner, which manages, operates and controls 100 percent of the Altura assets. The partnership borrowed approximately $2.4 billion, which had recourse only to the Altura assets. The $2.4 billion loan had been completely repaid by the end of 2001. The partnership also loaned approximately $2.0 billion to affiliates of the sellers, evidenced by two notes, which provide credit support to the partnership. The sellers retained a preferred limited partnership interest of approximately $2.0 billion and were entitled to certain distributions from the partnership. Occidental exercised an option in May 2002 to redeem the remaining partnership interests of $2.0 billion held by affiliates of BP and Shell in exchange for the notes receivable of $2.0 billion to the partnership. Occidental's results of operations include the operations of the Altura assets from the date of acquisition. Pro-forma net income for the year ended December 31, 2000, including historical Altura's results as if the acquisition had occurred on January 1, 2000, would have been $1.6 billion ($4.47 earnings per share). Pro-forma revenues would have been $9.8 billion for the year ended December 31, 2000. The pro-forma calculations were made with historical operating results from Altura prior to ownership by Occidental and give effect to certain adjustments, including increased depreciation, depletion and amortization to reflect the value assigned to the Altura property, plant and equipment, increased interest expense, and income tax effects. The pro-forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future. Also, the pro-forma calculations do not reflect anticipated cost savings, synergies, changes in realized prices or production rates and certain other adjustments that are expected to result from the acquisition and operation of Altura.
     On April 18, 2000, Occidental completed the sale of its 29.2-percent stake in CanadianOxy for gross proceeds of approximately $1.2 billion Canadian. This sale resulted in a net pre-tax gain of approximately $493 million. In addition, Occidental and CanadianOxy exchanged their respective 15-percent interests in joint businesses of approximately equal value, resulting in Occidental owning 100 percent of an oil and gas operation in Ecuador and CanadianOxy owning 100 percent of sodium chlorate operations in Canada and Louisiana.

NOTE 4    ASSET WRITE-DOWNS AND ACCOUNTING CHANGES
--------------------------------------------------------------------------------
ASSET WRITE-DOWNS
     The 2002 results included pre-tax chemical asset write-downs of $25 million for a polyvinyl chloride (PVC) dispersion resin plant and $17 million for production assets at a chlor-alkali facility. The fair value of these assets, which are classified as held for use, was determined by internal valuation methodologies. The write-downs were the result of continued depressed market conditions and regulatory requirements.
     The 2000 results included pre-tax charges of $120 million for the write-down of the chemical intermediate businesses to net realizable value, $53 million for the write-down of various oil and gas assets and investments and $15 million for the write-down of various chemical assets.
     The write-down of the chemical intermediate businesses was based on management's decision to exit this business through a sale or shutdown. The write-down was for costs associated with plant shutdown, employee severance, pension and retiree medical costs, inventory write-downs, decommissioning equipment, loss contract obligations and PP&E write-downs. The fair value of these assets, which were classified as held for sale, was determined by estimated sales proceeds from interested third party buyers.
     In July 2000, Occidental received an investment bankers' report for Premcor (formerly Clark) that reviewed public market options if Premcor were to decide to make an initial public offering of its common stock. Occidental accounts for its investment in Premcor on the cost method of accounting. Based on the study, Occidental believed its investment was impaired on an other-than-temporary basis. Occidental assumed the mid point of the range in the study, of approximately $60 million, to be a reasonable estimate of the implied fair value of its Premcor investment. Therefore, to reflect the impairment in value of its investment, Occidental recorded a writedown in the third quarter of 2000 of $35 million.

ACCOUNTING CHANGES
FIN NO. 46
     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. Occidental will adopt the provisions of FIN No. 46 in the third quarter of 2003 for existing entities that are within the scope of this interpretation. The statement also has disclosure requirements, some of which are required to be disclosed for financial statements issued after January 31, 2003. On a preliminary basis, Occidental believes that its OxyMar investment and its LaPorte, Texas VCM plant lease will be consolidated under the provisions of this statement. (See further discussion in Notes 7 and 14).

FIN NO. 45
     In January 2003, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. (See further discussion in Note 9). Occidental will adopt the measurement provisions of this statement in the first quarter of 2003. The adoption of the statement is not expected to have a material effect on the financial statements when adopted.

SFAS NO. 148
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The statement is not expected to have a material impact on the financial statements when adopted.

EITF ISSUE NO. 02-3
     In the third quarter of 2002, Occidental adopted certain provisions of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues involved in Accounting for Contracts under Issue No. 98-10." These provisions prescribed significant changes in how revenue from energy trading is recorded. Occidental has two major types of oil and gas revenues: (1) Revenues from its equity production; and (2) revenues from the sale of oil and gas produced by other companies, but purchased and resold by Occidental, referred to as revenue from trading activities. Both types of sales involve physical deliveries and had been historically recorded on a gross basis in accordance with generally accepted accounting principles. With the adoption of EITF Issue No. 02-3, Occidental now reflects the revenue from trading activities on a net basis. There were no changes in gross margins, net income, cash flow or earnings per share for any period as a result of adopting this requirement. However, net sales and cost of sales were reduced by equal and offsetting amounts to reflect the adoption of this requirement. Occidental has not engaged in any of the round-trip trading activities that were the focus of the FERC's energy-industry investigation activity in 2002. For the years ended December 31, 2002, 2001 and 2000, net sales and cost of sales were reduced from amounts previously reported by approximately $2.2 billion (representing amounts for the first two quarters of 2002), $5.8 billion and $4.9 billion, respectively, to conform to the current presentation.
     Since 1999, Occidental has accounted for certain energy-trading contracts in accordance with EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue No. 98-10 required that all energy-trading contracts must be marked to fair value with gains and losses included in earnings, whether the contracts were derivatives or not. In October 2002, the EITF rescinded EITF Issue No. 98-10 thus precluding mark-to-market accounting for all energy-trading contracts that are not derivatives and fair value accounting for inventories purchased from third parties. Also, the rescission requires derivative gains and losses to be presented net on the income statement, whether or not they are physically settled, if the derivative instruments are held for trading purposes. Occidental will adopt this accounting change in the first quarter of 2003 and expects to record a cumulative effect of a change in accounting principles charge of approximately $19 million, after tax. Starting January 1, 2003, Occidental no longer records energy-trading contracts that are not derivatives on a mark-to-market basis.

SFAS NO. 146
     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability be recognized for exit and disposal costs only when the liability has been incurred and when it can be measured at fair value. The statement is effective for exit and disposal activities that are initiated after December 31, 2002. Occidental will adopt SFAS No. 146 in the first quarter of 2003 and it is not expected to have a material impact on its financial statements.

SFAS NO. 145
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. Occidental implemented SFAS No. 145 in the fourth quarter of 2002 and all comparative financial statements have been reclassified to conform to the 2002 presentation. Since Occidental had no 2002 extraordinary items, there was no effect on the 2002 presentation. The effects of the statement on prior years include the reclassification of an extraordinary loss to net income from continuing operations of $8 million ($0.02 per share) in 2001 and of $1 million (no per share effect) in 2000. There was no effect on net income or basic earnings per common share upon adoption.

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

SFAS NO. 143
     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Occidental's current policy for dismantlement, restoration and reclamation costs is to accrue the estimated future abandonment and removal costs of offshore production platforms, net of salvage value, over their operating lives. For onshore oil and gas production, Occidental estimates that the salvage value of the oil and gas properties generally will approximate the dismantlement, restoration and reclamation costs or that the net cost will not be material; therefore, no accrual is recorded. Occidental makes capital renewal expenditures for its chemical plants on a continual basis while an asset is in operation. Thus, retirement obligations are provided for when a decision is made to dispose of a property or when operations have been curtailed on other than a temporary basis. Under SFAS No. 143, companies are required to recognize the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of the useful life. Occidental will adopt SFAS No. 143 in the first quarter of 2003. The initial adoption is expected to result in an after-tax charge of $50 - $60 million, which will be recorded as a cumulative effect of a change in accounting principles. The adoption is also expected to increase net property, plant and equipment by $59 million, increase asset retirement obligation by $150 million and decrease deferred tax liabilities by $33 million. In addition, Occidental will record a pre-tax charge to income of approximately $17 million a year to reflect the accretion of the liability and higher depreciation expense beginning in 2003.

SFAS NO. 142
     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting and reporting requirements for acquired goodwill and intangible assets. The provisions of this statement must be applied starting with fiscal years beginning after December 15, 2001. At December 31, 2001, the balance sheet included approximately $108 million of goodwill and intangible assets with annual amortization expense of approximately $6 million recorded in each of the years' income statements for the three-year period ended December 31, 2001. As a result, elimination of goodwill amortization would not have had a material impact on net income or earnings per share of any of the years presented and, as a result, the transitional disclosures of adjusted net income excluding goodwill amortization described by SFAS No. 142 have not been presented. Upon implementation of SFAS No. 142 in the first quarter of 2002, three separate specialty chemical businesses were identified as separate reporting units and tested for goodwill impairment. All three of these businesses are components of the chemical segment and were the only reporting units having any goodwill on the balance sheet. The fair value of each of the three reporting units was determined through third party appraisals. The appraisals determined fair value to be the price that the assets could be sold for in a current transaction between willing parties. As a result of the impairment testing, Occidental recorded a cumulative effect of changes in accounting principles after-tax reduction in net income of approximately $95 million due to the impairment of all the goodwill attributed to these reporting units. Occidental now has no remaining goodwill on its financial statements.

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

SFAS NO. 133
     On January 1, 2001, Occidental adopted SFAS No. 133, as amended. These statements established accounting and reporting standards for derivative instruments and hedging activities and required an entity to recognize all derivatives in the statement of financial position and measure those instruments at fair value. Changes in the derivative instrument's fair value must be recognized in earnings unless specific hedge accounting criteria are met. Adoption of these new accounting standards resulted in cumulative after-tax reductions in net income of approximately $24 million and OCI of approximately $27 million in the first quarter of 2001. The adoption also increased total assets by $588 million and total liabilities by $639 million as of January 1, 2001.

EITF ISSUE NO. 00-10
     In the fourth quarter of 2000, Occidental adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which establishes accounting and reporting standards for the treatment of shipping and handling costs. Among its provisions, EITF Issue No. 00-10 requires that transportation costs that had been accounted for as deductions from revenues should now be recorded as an expense. The implementation of EITF Issue No. 00-10 had no effect on net income. All prior-year balances have been adjusted to reflect this accounting change. The transportation costs that have been removed as deductions from revenues and included in cost of sales on Occidental's Statements of Operations totaled $245 million in 2000.

SFAS NO. 140
     In the fourth quarter of 2000, Occidental adopted the disclosure provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125", which revises disclosure standards for asset securitizations and other financial asset transfers. SFAS No. 140 also contains provisions which revise certain criteria for accounting for securitizations, financial-asset transfers and collateral. These accounting provisions were adopted by Occidental on April 1, 2001. The implementation of the provisions of SFAS No. 140 did not have an impact on Occidental's consolidated financial position or results of operations.

NOTE 5    INVENTORIES
--------------------------------------------------------------------------------
     Inventories of approximately $190 million and $214 million were valued under the LIFO method at December 31, 2002 and 2001, respectively. Inventories consisted of the following (in millions):

Balance at December 31,                              2002           2001
=============================================     ==========     ==========
Raw materials                                     $       54     $       53
Materials and supplies                                   125            119
Work in process                                           --             --
Finished goods                                           319            252
                                                  ----------     ----------
                                                         498            424
LIFO reserve                                              (7)           (10)
                                                  ----------     ----------
TOTAL                                             $      491     $      414
=============================================     ==========     ==========

NOTE 6    LONG-TERM DEBT
--------------------------------------------------------------------------------
     Long-term debt consisted of the following (in millions):

Balance at December 31,                                                                      2002           2001
=====================================================================================     ==========     ==========
OCCIDENTAL PETROLEUM CORPORATION
   6.75% senior notes due 2012                                                            $      500     $      500
   7.65% senior notes due 2006 (a)                                                               485            457
   6.4% senior notes due 2013, subject to remarketing April 1, 2003                              450            450
   7.375% senior notes due 2008 (a)                                                              436            394
   8.45% senior notes due 2029                                                                   350            350
   5.875% senior notes due 2007 (a)                                                              323            297
   9.25% senior debentures due 2019, putable August 1, 2004 at par                               300            300
   10.125% senior debentures due 2009                                                            276            276
   7.2% senior debentures due 2028                                                               200            200
   4% medium-term notes due 2007                                                                 175             --
   6.75% senior notes due 2002                                                                    --            163
   6.5% senior notes due 2005 (a)                                                                164            155
   8.75% medium-term notes due 2023                                                              100            100
   Medium-term notes due 2003 through 2008 (7.45% to 8.25% at December 31, 2002)                  85            120
   4.101% medium-term notes due 2007                                                              75             --
   11.125% senior notes due 2010                                                                  12             12
                                                                                          ----------     ----------
                                                                                               3,931          3,774
                                                                                          ----------     ----------
SUBSIDIARY DEBT
   4.8% unsecured notes due 2006                                                                  20             20
   7.2% unsecured notes due 2020                                                                   7              7
   1.05% to 7% unsecured notes due 2003 through 2030                                             253            273
                                                                                          ----------     ----------
                                                                                               4,211          4,074
Less:
   Unamortized discount, net                                                                      (8)           (9)
   Current maturities                                                                           (206)            --
                                                                                          ----------     ----------
TOTAL LONG-TERM DEBT                                                                      $    3,997     $    4,065
=====================================================================================     ==========     ==========

(a) Amounts include mark-to-market adjustments due to fair-value hedges.

     Occidental intends to repurchase rather than remarket its 6.4 percent senior notes due 2013. At December 31, 2002, the balance of the notes was $450 million and $300 million was classified as non-current since Occidental intends to refinance this portion on a long-term basis initially using available lines of bank credit with maturities extending to 2006. At January 2, 2003, Occidental had available lines of committed bank credit of approximately $1.8 billion. Bank fees on these committed lines of credit ranged from 0.125 percent to 0.225 percent.
     At December 31, 2002, minimum principal payments on long-term debt subsequent to December 31, 2003 aggregated $3,899 million, of which $323 million is due in 2004, $157 million in 2005, $796 million in 2006, $550 million in 2007, $405 million in 2008 and $1,668 million thereafter. These amounts do not include the mark-to-market adjustments, which netted to $106 million, related to fair-value hedges on debt of $1.3 billion. Unamortized discount is generally being amortized to interest expense on the effective interest method over the lives of the related issuances.
     At December 31, 2002, under the most restrictive covenants of certain financing agreements, the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental's capital stock was approximately $4.1 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowings.
     Occidental estimates the fair value of its long-term debt based on the quoted market prices for the same or similar issues or on the yields offered to Occidental for debt of similar rating and similar remaining maturities. The estimated fair value of Occidental's total debt, including Trust Preferred Securities, at December 31, 2002 and 2001 was approximately $5.2 billion and $4.8 billion, respectively, compared with a carrying value of approximately $4.7 billion, and approximately $4.5 billion, respectively.

NOTE 7    LEASE COMMITMENTS
--------------------------------------------------------------------------------
     The present value of net minimum capital lease payments, net of the current portion, totaled $26 million at both December 31, 2002 and 2001. These amounts are included in other liabilities.
     Operating and capital lease agreements, which include leases for manufacturing facilities, office space, railcars and tanks, frequently include renewal and/or purchase options and require Occidental to pay for utilities, taxes, insurance and maintenance expense.
     At December 31, 2002, future net minimum lease payments for capital and operating leases (excluding oil and gas and other mineral leases) were the following (in millions):

                                                                                     Capital     Operating
================================================================================    =========    =========
2003                                                                                $       1    $      88
2004                                                                                        1           87
2005                                                                                        1           80
2006                                                                                        1           72
2007                                                                                        1           62
Thereafter                                                                                 28          958
                                                                                    ---------    ---------
TOTAL MINIMUM LEASE PAYMENTS                                                               33    $   1,347
                                                                                                 =========
Less:
    Imputed interest                                                                       (7)
    Current portion                                                                        --
                                                                                    ---------
PRESENT VALUE OF MINIMUM CAPITAL LEASE PAYMENTS, NET OF CURRENT PORTION             $      26
================================================================================    =========

     Rental expense for operating leases, net of sublease rental income, was $81 million in 2002, $84 million in 2001 and $98 million in 2000. Rental expense was net of sublease income of $7 million in 2002 and $8 million in 2001 and 2000. At December 31, 2002, sublease rental amounts included in the future operating lease payments totaled $95 million, as follows (in millions): 2003--$8, 2004--$8, 2005--$9, 2006--$9, 2007--$8 and 2008 and thereafter--$53.
     Occidental has guaranteed the residual value of certain leased assets of approximately $190 million, including the LaPorte, Texas VCM plant. If the assets are not purchased at the end of the lease-term, Occidental would be obligated to pay any deficiency between the fair value of the assets and the guaranteed residual; however, Occidental does not expect to make payments under this provision.
     Included in the 2002 and 2001 property, plant and equipment accounts were $10 million and $11 million, respectively, of property leased under capital leases and $7 million and $8 million, respectively, of related accumulated amortization.
     Occidental is leasing a cogeneration facility which was completed in 2002. This facility supplies all the steam and electric power requirements for Occidental's Taft chlor-alkali plant at a lower cost than if the plant were to generate its own steam and purchase electricity from a public utility. An owner trust with investors as participating beneficiaries owns the project. The equity participants in the owner trust funded the owner trust with equity during construction in the amount of three percent of the cumulative project costs throughout the period and in an amount in excess of 14 percent of the final project costs upon the commencement of the lease term. In connection with the completion of construction and satisfaction of certain other conditions, the 26-year term of the operating lease commenced in December 2002. At December 31, 2002, Occidental estimates the present value of the remaining lease payments to be $455 million.

     Occidental has entered into various operating lease agreements, mainly for railcars, power plants, manufacturing facilities and office space. The leased assets are used in Occidental's operations where leasing offers advantages of greater operating flexibility and generally costs less than alternative methods of funding that were available at the time financing decisions were made. Lease payments are charged to Occidental's operations, mainly as cost of sales.
     The accounting treatment for the leases described above, including the Taft lease, is dictated by SFAS 13 and other related pronouncements. These leases have been classified as operating leases in accordance with the operating lease criteria.
     As discussed in Note 4, FIN No. 46 is expected to result in the consolidation of certain variable interest entities that are owners of plant and equipment Occidental leases from them. The probable consolidation will affect the LaPorte, Texas VCM plant lease. If consolidation were to take place, there would be no significant effect on Occidental's financial condition, however, consolidation would result in an increase in assets of approximately $132 million and liabilities of $154 million, with an after-tax charge of approximately $22 million in the third quarter of 2003. Occidental expects to record this charge as a cumulative effect of a change in accounting principles. Annual expense for depreciation will increase by approximately $12 million pre-tax. If Occidental chose to terminate the leases prior to adoption, there would be no cumulative effect of a change in accounting principles.

NOTE 8    ENVIRONMENTAL EXPENDITURES
--------------------------------------------------------------------------------
     Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations also are subject to environmental-protection laws. Costs associated with environmental compliance have increased over time and are generally expected to rise in the future. Environmental expenditures related to current operations are factored into the overall business planning process. These expenditures are mainly considered an integral part of production in manufacturing quality products responsive to market demand.
     The laws which require or address environmental remediation may apply retroactively to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. Occidental Petroleum Corporation (OPC) or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other remediation sites, including Occidental facilities and previously owned sites. Also, OPC and certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites including, in some instances, having been named in proceedings under CERCLA and similar federal, state and local environmental laws. These proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties.
     Occidental manages its environmental remediation efforts through a wholly owned subsidiary, Glenn Springs Holdings, Inc. (GSH), which reports its results directly to Occidental's corporate management. The following table presents Occidental's environmental remediation reserves at December 31, 2002, 2001 and 2000 grouped by three categories of environmental remediation sites:

($ amounts in millions)                     2002                        2001                        2000
==============================   =========================   =========================   =========================
                                 NUMBER OF SITES   RESERVE   Number of Sites   Reserve   Number of Sites   Reserve
                                 ---------------   -------   ---------------   -------   ---------------   -------
CERCLA & Equivalent Sites                    124   $   284               126   $   320               127   $   263
Active Facilities                             14        46                14        59                14        66
Closed or Sold Facilities                     44        63                47        75                49        73
                                 ---------------   -------   ---------------   -------   ---------------   -------
TOTAL                                        182   $   393               187   $   454               190   $   402
==============================   ===============   =======   ===============   =======   ===============   =======

     In determining the environmental remediation reserves, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental expects that it will continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $400 million beyond the amount accrued. Many factors could result in changes to Occidental's environmental reserves and reasonably possible range of loss. The most significant are:

>>   The original cost estimate may have been inaccurate.
>> Modified remedial measures might be necessary to achieve the required remediation results. Occidental generally assumes that the remedial objective can be achieved using the most cost-effective technology reasonably expected to achieve that objective. Such technologies may include air sparging or phyto-remediation of shallow groundwater, or limited surface soil removal or in-situ treatment producing acceptable risk assessment results. Should such remedies fail to achieve remedial objectives, more intensive or costly measures may be required.
>> The remedial measure might take more or less time than originally anticipated to achieve the required contaminant reduction. Site-specific time estimates can be affected by factors such as groundwater capture rates, anomalies in subsurface geology, interactions between or among water-bearing zones and non-water-bearing zones, or the ability to identify and control contaminant sources.

>> The regulatory agency might ultimately reject or modify Occidental's proposed remedial plan and insist upon a different course of action.

     Additionally, other events might occur that could affect Occidental's future remediation costs, such as:

>> The discovery of more extensive contamination than had been originally anticipated. For some sites with impacted groundwater, accurate definition of contaminant plumes requires years of monitoring data and computer modeling. Migration of contaminants may follow unexpected pathways along geologic anomalies that could initially go undetected. Additionally, the size of the area requiring remediation may change based upon risk assessment results following site characterization or interim remedial measures.
>> Remediation technology might improve to decrease the cost of remediation. In particular, for groundwater remediation sites with projected long-term operation and maintenance, the development of more effective treatment technology, or acceptance of alternative and more cost-effective treatment methodologies such as bio-remediation, could significantly affect remediation costs.
>> Laws and regulations might change to impose more or less stringent remediation requirements.

     For Management's opinion, refer to Note 9.

     At December 31, 2002, OPC or certain of its subsidiaries have been named in 124 CERCLA or state equivalent proceedings, as shown below.

Description ($ amounts in millions)                              Number of Sites     Reserve Balance
============================================================     ===============     ===============
Minimal/No Exposure (a)                                                      102     $             7
Reserves between $1-10 MM                                                     14                  54
Reserves over $10 MM                                                           8                 223
                                                                 ---------------     ---------------
TOTAL                                                                        124     $           284
============================================================     ===============     ===============

(a) Includes 33 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 48 sites where Occidental's reserves are less than $50,000 each, and 14 sites where reserves are between $50,000 and $1 million each.

     The eight sites with individual reserves over $10 million in 2002 are a former copper mining and smelting operation in Tennessee, two closed landfills in Western New York, groundwater treatment facilities at three former chemical plants (Western New York, Montague, Michigan and Tacoma, Washington), replacement of a municipal drinking water treatment plant in Western New York, and various sediment clean-up actions in Washington.
     Certain subsidiaries of OPC are currently addressing releases of substances from past operations at 14 active facilities. Three facilities - certain oil and gas properties in the southwestern United States, a chemical plant in Louisiana, and a phosphorous recovery operation in Tennessee -- account for 62 percent of the reserves associated with these facilities.
     There are 44 sites formerly owned or operated by certain subsidiaries of OPC that have ongoing environmental remediation requirements. Three sites account for 66 percent of the reserves associated with this group. The three sites are: an active refinery in Louisiana where Occidental indemnifies the current owner and operator for certain remedial actions, a water treatment facility at a former coal mine in Pennsylvania, and a former chemical plant in West Virginia.
     Occidental's costs, some of which may include estimates, relating to compliance with environmental laws and regulations are shown below for each segment:

In millions                                        2002        2001        2000
=============================================    ========    ========    ========
OPERATING EXPENSES
   Oil and Gas                                   $     32    $     22    $     17
   Chemical                                            46          47          51
                                                 --------    --------    --------
                                                 $     78    $     69    $     68
                                                 ========    ========    ========
CAPITAL EXPENDITURES
   Oil and Gas                                   $     70    $     60    $     27
   Chemical                                            16          19          20
                                                 --------    --------    --------
                                                 $     86    $     79    $     47
                                                 ========    ========    ========
REMEDIATION EXPENSES
   Corporate                                     $     23    $    109    $     --
                                                 ========    ========    ========
ENVIRONMENTAL RESERVES
   Corporate                                     $    393    $    454    $    402
=============================================    ========    ========    ========

     Operating expenses are incurred on a continual basis. Capital expenditures relate to longer-lived improvements in currently operating facilities. Remediation expenses relate to existing conditions caused by past operations and do not contribute to current or future revenue generation. Although total costs may vary in any one year, over the long term, segment operating and capital expenditures for environmental compliance generally are expected to increase.
     Eight counties in the Houston-Galveston area are subject to a federal EPA mandate to adopt a plan for implementing certain requirements of the federal Clean Air Act, known as a State Implementation Plan. In October 2001, the EPA approved a State Implementation Plan for the Houston Galveston area (the Plan). In December 2002, the Texas Commission on Environmental Quality revised the regulations associated with the Plan. The revised Plan contains provisions requiring the reduction of 80 percent of current nitrogen oxide (NOx) emissions and 60 percent of the volatile organic compound (VOC) emissions in the Houston-Galveston area by November 2007. Occidental operates six facilities that will be subject to the Plan's NOx and VOC-reduction requirements. Occidental estimates that over the next several years its capital expenditures will increase by a total of $70 - $120 million for environmental control and monitoring equipment necessary to comply with the Plan, depending on the amount of emissions reduction that is ultimately required. Occidental began expending the capital necessary to comply with the Plan in 2001 and expects expenditures to end in 2007, although the timing of the expenditures will vary by facility.
     Occidental presently estimates that capital expenditures for environmental compliance (including the Plan discussed above) will be approximately $72 million for 2003 and $95 million for 2004.

NOTE 9    LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS
--------------------------------------------------------------------------------
     OPC and certain of its subsidiaries have been named in a substantial number of lawsuits, claims and other legal proceedings. These actions seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses; or injunctive or declaratory relief. OPC and certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state and local environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially-sound companies. With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.
     During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 1996 are closed for U.S. federal income tax purposes. Taxable years 1996 through 2000 are in various stages of audit by the Internal Revenue Service. Disputes arise during the course of such audits as to facts and matters of law.
     At December 31, 2002, commitments for major capital expenditures during 2003 and thereafter were approximately $158 million.
     Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling services, electrical power, steam and certain chemical raw materials. At December 31, 2002, the net present value of the fixed and determinable portion of the obligations under these agreements, which were used to collateralize financings of the respective suppliers, aggregated $94 million, which was payable as follows (in millions):
2003--$21, 2004--$19, 2005--$16, 2006--$14, 2007--$11 and 2008 through
2019--$13. Fixed payments under these agreements were $27 million in 2002, $20 million in 2001 and $42 million in 2000.
     Occidental has certain other commitments under contracts, guarantees and joint ventures, and certain other contingent liabilities. Many of these commitments, although not fixed or determinable, involve capital expenditures and are part of the $1.3 billion capital expenditures estimated for 2003.
     As discussed in Note 4, FIN No. 45 requires the disclosure in Occidental's financial statements of information relating to guarantees issued by Occidental and outstanding at December 31, 2002.
     These guarantees encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations ("guarantees").
     At December 31, 2002, the notional amount of the guarantees was approximately $1 billion. Of this amount, approximately $700 million relates to Occidental's guarantee of equity investees' debt and other commitments. An additional $200 million relates to the LaPorte, Texas VCM plant operating lease and other equipment leases. The foregoing items have also been discussed in Note 7 and in Note 14, specifically, the debt guarantees relating to OxyMar and Elk Hills Power, the guarantees on debt and other commitments relating to the Ecuador pipeline and the residual value guarantee of the LaPorte, Texas VCM plant operating lease. The remaining $100 million relates to various indemnities and guarantees provided to third parties.
     Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2002, Occidental is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.
     It is impossible at this time to determine the ultimate liabilities that OPC and its subsidiaries may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. If these matters were to be ultimately resolved unfavorably at amounts substantially exceeding Occidental's reserves, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon Occidental's consolidated financial position or results of operations. However, after taking into account reserves, management does not expect the ultimate resolution of any of these matters to have a material adverse effect upon Occidental's consolidated financial position or results of operations.

NOTE 10   DOMESTIC AND FOREIGN INCOME AND OTHER TAXES
--------------------------------------------------------------------------------
     The domestic and foreign components of income(loss) from continuing operations before domestic and foreign income and other taxes were as follows (in millions):

For the years ended December 31,                        Domestic        Foreign         Total
==================================================     ==========     ==========     ==========
2002                                                   $      438     $    1,147     $    1,585
                                                       ==========     ==========     ==========

2001                                                   $      272     $    1,463     $    1,735
                                                       ==========     ==========     ==========

2000                                                   $    1,511     $    1,480     $    2,991
==================================================     ==========     ==========     ==========

     The provisions(credits) for domestic and foreign income and other taxes consisted of the following (in millions):

                                                               U.S.           State
For the years ended December 31,                              Federal       and Local       Foreign         Total
=======================================================     ==========     ==========     ==========     ==========
2002
   Current                                                  $       79     $        9     $      475     $      563
   Deferred                                                       (112)           (26)            (3)          (141)
                                                            ----------     ----------     ----------     ----------
                                                            $      (33)    $      (17)    $      472     $      422
=======================================================     ==========     ==========     ==========     ==========
2001
   Current                                                  $      326     $       17     $      396     $      739
   Deferred                                                        (40)          (141)            (2)          (183)
                                                            ----------     ----------     ----------     ----------
                                                            $      286     $     (124)    $      394     $      556
=======================================================     ==========     ==========     ==========     ==========
2000
   Current                                                  $      425     $       18     $      578     $    1,021
   Deferred                                                        403              9              1            413
                                                            ----------     ----------     ----------     ----------
                                                            $      828     $       27     $      579     $    1,434
=======================================================     ==========     ==========     ==========     ==========

     The credit for deferred federal and state and local income taxes in 2002 results primarily from the sale of the investment in Equistar.
     The credit for deferred state and local income taxes in 2001 reflects a benefit of $70 million related to the settlement of a state tax issue, deferred tax reversing due to the sale of the entity owning pipelines in Texas that are leased to a former subsidiary and an adjustment to reflect lower effective state tax rates.

     The following is a reconciliation, stated as a percentage of pre-tax income, of the U.S. statutory federal income tax rate to Occidental's effective tax rate on income from continuing operations:

For the years ended December 31,                                    2002           2001           2000
============================================================     ==========     ==========     ==========
U.S. federal statutory tax rate                                          35 %           35 %           35 %
Operations outside the United States (a)                                 12              2             11
Benefit from sale of subsidiary stock                                   (21)            --             --
State taxes, net of federal benefit                                      --             (5)             1
Other                                                                     1             --              1
                                                                 ----------     ----------     ----------
Tax rate provided by Occidental                                          27 %           32 %           48 %
============================================================     ==========     ==========     ==========


(a) Included in these figures is the impact of not providing U.S. taxes on the unremitted earnings of certain foreign subsidiaries. The effect of this is to reduce the U.S. federal tax rate by approximately 7 percent in 2002. The effect on 2001 and 2000 was insignificant due to distributions from these subsidiaries.

     The tax effects of temporary differences resulting in deferred income taxes at December 31, 2002 and 2001 were as follows (in millions):

                                                                            2002                          2001
                                                                 --------------------------    --------------------------
                                                                   DEFERRED      DEFERRED        Deferred      Deferred
                                                                     TAX           TAX             Tax           Tax
Items resulting in temporary differences                            ASSETS      LIABILITIES       Assets      Liabilities
=============================================================    ===========    ===========    ===========    ===========
Property, plant and equipment differences                        $        87    $     1,166    $       100    $       967
Equity investments including partnerships                                 --            375             --            694
Environmental reserves                                                   155             --            178             --
Postretirement benefit accruals                                          129             --            130             --
Deferred compensation and fringe benefits                                135             --            117             --
State income taxes                                                        41             --             54             --
All other                                                                186             60            197             96
                                                                 -----------    -----------    -----------    -----------
   Subtotal                                                              733          1,601            776          1,757
Valuation allowance                                                       --             --             (8)            --
                                                                 -----------    -----------    -----------    -----------
Total deferred taxes                                             $       733    $     1,601    $       768    $     1,757
=============================================================    ===========    ===========    ===========    ===========

     Included in total deferred tax assets was a current portion aggregating $114 million as of both December 31, 2002 and 2001 that was reported in prepaid expenses and other.
     A deferred tax liability of approximately $165 million at December 31, 2002 has not been recognized for temporary differences related to Occidental's investment in certain foreign subsidiaries primarily as a result of unremitted earnings of consolidated subsidiaries, as it is Occidental's intention, generally, to reinvest such earnings permanently.
     The discontinued operations include an income tax benefit of $18 million in 2002, income tax expense of $3 million in 2001 and income tax expense of $9 million in 2000.
     The cumulative effect of changes in accounting principles was reduced by an income tax benefit of $6 million in 2002 and $13 million in 2001.
     Additional paid-in capital was credited $7 million in 2002 and 2001 for a tax benefit resulting from the exercise of certain stock options.
     Items included in OCI are net of a tax charge of $27 million in 2002, benefit of $14 million in 2001 and charge of $6 million in 2000.

NOTE 11   STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
     The following is an analysis of common stock (shares in thousands):

                                                                   Common Stock
=============================================================    ================
BALANCE, DECEMBER 31, 1999                                                367,916
   Issued                                                                   2,244
   Options exercised and other, net                                          (176)
-------------------------------------------------------------    ----------------

BALANCE, DECEMBER 31, 2000                                                369,984
   Issued                                                                   1,064
   Options exercised and other, net                                         3,078
-------------------------------------------------------------    ----------------

BALANCE, DECEMBER 31, 2001                                                374,126
   Issued                                                                   1,027
   Options exercised and other, net                                         2,707
-------------------------------------------------------------    ----------------

BALANCE, DECEMBER 31, 2002                                                377,860
=============================================================    ================

NONREDEEMABLE PREFERRED STOCK
     Occidental has authorized 50,000,000 shares of preferred stock with a par value of $1.00 per share. At December 31, 2002, 2001 and 2000, Occidental had no outstanding shares of preferred stock.

STOCK INCENTIVE PLANS
STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
     The 1987 Stock Plan, as amended, provided for the grant of incentive stock options (ISOs), nonqualified stock options (NQSOs) and stock appreciation rights
(SARs) to the executive officers and other key employees of Occidental and its subsidiaries. An aggregate of 9,000,000 shares of common stock was reserved for issuance upon exercise of ISOs, NQSOs or SARs granted. Options granted under the plan were granted at an exercise price not less than the fair market value on the date of grant and the price may not be changed except to reflect a change in capitalization. The 1987 Plan provides that outstanding options and SARs will be accelerated if Occidental enters into one or more agreements to dispose of substantially all the assets or 50 percent, or more of the capital stock, of Occidental by sale, merger, reorganization or liquidation in one transaction or a related series of transactions. In an acceleration event, optionees subject to
Section 16 of the Securities Exchange Act of 1934 (Exchange Act) will receive a cash payment equal to the difference between the fair market value of the shares subject to the option and the exercise price. The 1987 Plan was terminated for the purposes of further grants upon the effective date of the 1995 Incentive Stock Plan.
     The 1995 Incentive Stock Plan, as amended, provided for the grant of awards in the form of options, SARs, performance stock or restricted stock to salaried employees of Occidental or persons who have agreed to become salaried employees. An aggregate of 25,000,000 shares of common stock were reserved for issuance in connection with awards under the 1995 Plan. Adjustments to the number of shares covered by an award or the option or base price of an option or SAR may be made by the Committee in order to prevent the dilution or expansion in participants' rights due to a change in capitalization, merger, consolidation, reorganization or similar corporate transaction. Stockholder approval is required to extend the maximum period for exercising stock options or SARs (10 years from the date of grant), to reduce the option price or base price of any outstanding options or SARs, or for any material amendment of the 1995 Plan as defined in Rule 16b-3 of the Exchange Act. The 1995 Incentive Stock Plan was terminated for the purposes of further grants upon the effective date of the 2001 Incentive Stock Plan.
     The 2001 Incentive Compensation Plan, as amended, provides for the grant of awards in the form of common stock, options, SARs, restricted stock, stock units or similar rights to purchase shares. Any of the awards may be granted as performance-based awards. An aggregate of 17,000,000 shares were initially reserved for issuance under the 2001 Plan. The plan administrator will proportionately adjust outstanding awards in the event of an extraordinary dividend or distribution or any reclassification, recapitalization, reorganization, merger or other extraordinary corporate transaction, or a sale of substantially all of the assets of Occidental as a whole. In such events, an adjustment may be made to the number and type of shares subject to an award, the grant, purchase or exercise price of outstanding awards; the securities, cash or property deliverable upon exercise of an outstanding award or the performance goals or objectives applicable to an outstanding award. Upon the occurrence of a change of control event (the dissolution or liquidation of Occidental, consummation of a business combination, any person acquiring more than 20 percent of the voting power of Occidental or a significant change in Occidental's Board of Directors composition) and unless the administrator determines to the contrary, options and SARs become immediately exercisable, restricted stock immediately vests, performance-based awards become immediately payable and any rights of a participant under any other award are accelerated to give the participant the benefit of the award. Stockholder approval is required for any reduction in the exercise price of any option or SAR below the fair market value on the date of grant and for any amendment to the plan that would materially increase the benefits to participants under the 2001 Plan or the number of securities that may be issued or would materially modify the requirements for eligibility. No awards may be made under the 2001 Plan after April 20, 2011. At December 31, 2002, 4,049,638 shares were available under this plan for future awards, which may include stock options, SARs, restricted stock, performance stock and dividend equivalents.
     Options to purchase common stock of Occidental have been granted to officers and employees under stock option plans adopted in 1987, 1995 and 2001, as discussed above. During 2002, options for 4,289,285 shares became exercisable, and options for 16,185,809 shares were exercisable at December 31, 2002 at a weighted-average exercise price of $23.33. Generally, these options vest over three years with a maximum term of ten years and one month. At December 31, 2002, no SARs were outstanding.

     The following is a summary of stock option transactions during 2002, 2001 and 2000 (shares in thousands):

                                                  2002                          2001                          2000
                                       --------------------------    --------------------------    --------------------------
                                                      WEIGHTED                      Weighted                      Weighted
                                                       AVERAGE                       Average                       Average
                                        SHARES     EXERCISE PRICE     Shares     Exercise Price     Shares     Exercise Price
===================================    ========    ==============    ========    ==============    ========    ==============
BEGINNING BALANCE                        25,390    $       23.396      18,217    $       21.532      13,033    $       23.249
Granted or issued                         4,904    $       26.430      11,039    $       26.171       5,577    $       20.144
Exercised                                (3,097)   $       21.115      (3,395)   $       22.398         (93)   $       19.968
Canceled or expired                        (225)   $       22.518        (471)   $       23.495        (300)   $       25.018
                                       --------                      --------                      --------

ENDING BALANCE                           26,972    $       24.219      25,390    $       23.396      18,217    $       21.532

OPTIONS EXERCISABLE AT YEAR END          16,186                        15,023                         8,374
===================================    ========                      ========                      ========

     The following is a summary of stock options outstanding at December 31, 2002 (shares in thousands):

                                                     OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                          -----------------------------------------     -------------------------------
                                               WEIGHTED               WEIGHTED                               WEIGHTED
                                                AVERAGE                AVERAGE                                AVERAGE
RANGE OF                                       REMAINING              EXERCISE                               EXERCISE
EXERCISE PRICES          OUTSTANDING       CONTRACTUAL LIFE             PRICE            EXERCISABLE          PRICE
===================     =============     ==================     ==================     =============     =============
$14.88 to $22.00                7,732             6.85 Years     $            19.67             6,013     $       19.54
$23.12 to $26.00                8,091             4.55 Years     $            25.26             8,091     $       25.26
$26.43 to $29.44               11,149             8.97 Years     $            26.62             2,082     $       26.78
-------------------     -------------     ------------------     ------------------     -------------     -------------

MANDATORY DEFERRED RESTRICTED STOCK AWARDS
     Pursuant to the 2001 Incentive Compensation Plan, employees have been awarded mandatory deferred Occidental restricted common stock, with the right to receive shares vesting between 3 and 5 years, or earlier under certain conditions. The mandatory deferred restricted shares are not issued until the end of the deferral period, but employees receive dividend equivalents on the deferred shares. The related expense is amortized over the vesting period. Vested shares are included in both basic and diluted shares outstanding, while unvested shares are only included in diluted shares outstanding. In 2002, rights to receive 923,224 shares were awarded at a weighted-average grant-date value of $26.73.

RESTRICTED STOCK AWARDS
     Pursuant to the 2001 Incentive Compensation Plan and the 1995 Incentive Stock Plan, certain executives have been awarded Occidental restricted common stock at the par value of $.20 per share, with such shares vesting after three or four years, respectively, or earlier under certain conditions. The related expense is amortized over the vesting period. Restricted shares are issued when granted, but are subject to recall if certain conditions are not satisfied. Unvested shares are included in diluted shares outstanding. In 2002, 3,784 shares were awarded at a weighted-average grant date value of $25.99; in 2001, 275,384 shares were awarded at a weighted-average grant-date value of $24.59; in 2000, 40,000 shares were awarded at a weighted-average grant-date value of $21.875 per share. Shares granted prior to 2000 totaled 652,226 with a weighted-average grant-date price of $22.41.

PERFORMANCE STOCK AWARDS
     Performance stock awards have been made to various employees pursuant to the 2001 Incentive Compensation Plan and the 1995 Incentive Stock Plan. The number of shares of common stock to be received under these awards by such officers at the end of the performance period will depend on the attainment of performance objectives based either on a peer company comparison of total stockholder return for such period, or in the case of segment employees, a combination of total stockholder return and return on assets of the segment. The expected cost of these shares is reflected in income over the performance period. The grantees will receive shares of common stock in an amount ranging from zero to 200 percent of the Target Share Award (as such amount is defined in the grant). Since performance-based unvested stock is contingent upon satisfying conditions, those unvested shares are considered to be contingently issuable shares and are not included in the computation of diluted earnings per share until all conditions for issuance are met. Performance stock awards are included in basic shares outstanding when issued. In 2002, awards for 310,913 target shares were granted at a weighted-average grant-date value of $26.53; in 2001, awards for 336,642 target shares were granted at a weighted-average grant-date value of $24.27; in 2000, awards for 375,654 target shares were granted at a weighted-average grant-date value of $21.625 per share. Target shares granted prior to 2000 are 836,698 with a weighted-average grant-date value of $20.18 per share. In 2002, 2001 and 2000, 187,780, 47,782 and 101,630 shares, respectively, were issued for the target shares granted in prior years.

PRO-FORMA DISCLOSURE
     Occidental accounts for these plans under Accounting Principles Board Opinion No. 25. Had the compensation expense for these plans been determined in accordance with SFAS No. 123, "Accounting for Stock Based Compensation", Occidental's pro-forma net income would have been $1.0 billion in 2002, $1.1 billion in 2001 and $1.6 billion in 2000. Basic and diluted earnings per share would have been $2.58 for 2002, $3.05 for 2001 and $4.22 for 2000. The method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1, 1995; therefore, the resulting pro-forma compensation expense may not be representative of that to be expected in future years. The fair value of each option grant, for pro-forma calculation purposes, is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 3.93, 3.74 and 4.97 percent; expected volatility of 31.70, 29.33 and 28.37 percent; risk-free rate of return of 3.89, 4.84 and 6.27 percent; and expected lives of 3.5, 5 and 5 years.
     These grants have limitations on transferability. In the case of executive management, such options may not be exercised for approximately two months of each calendar quarter. The use of short-term volatility measures as a proxy for long-term volatility provides significant uncertainty as to the value of the options. These factors could result in the market value of the options being less than the Black-Scholes values.

1996 RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS
     Under the 1996 Restricted Stock Plan for Non-Employee Directors, each non-employee Director of the Company will receive awards of restricted common stock each year as additional compensation for their services as a member of the Board of Directors. A maximum of 150,000 shares of common stock may be awarded under the Directors Plan and 23,500, 21,000 and 21,000 shares of common stock were awarded during 2002, 2001 and 2000, respectively. At December 31, 2002, 59,165 shares of common stock were available for the granting of future awards.

EARNINGS PER SHARE AND ANTI-DILUTIVE COMPUTATIONS
    Basic earnings per share was computed by dividing net income plus the effect of repurchase of Trust Preferred Securities by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share further assumes the dilutive effect of stock options.

    The following are the share amounts used to compute the basic and diluted earnings per share for the years ended December 31 (in millions):

                                                                         2002           2001           2000
=================================================================     ==========     ==========     ==========
BASIC EARNINGS PER SHARE
  Weighted average common shares outstanding                               376.1          372.4          369.0
  Issued, unvested restricted stock                                          (.2)           (.4)           (.2)
  Deferred shares                                                             .3             .1             --
                                                                      ----------     ----------     ----------
     Basic Shares Outstanding                                              376.2          372.1          368.8
                                                                      ==========     ==========     ==========
DILUTED EARNINGS PER SHARE
  Basic shares outstanding                                                 376.2          372.1          368.8
  Dilutive effect of exercise of options outstanding                         2.7            1.8             .2
  Issued, unvested restricted stock                                           .2             .4             .2
  Dilutive effect of deferred, restricted shares                              .4             --             --
                                                                      ----------     ----------     ----------
     Dilutive Shares                                                       379.5          374.3          369.2
                                                                      ==========     ==========     ==========


     The following items were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the years ended December 31:

                                                    2002                  2001                  2000
========================================     =================     =================     ==================
STOCK OPTIONS
  Number of shares (in millions)                          0.02                  0.02                   5.64
  Price range                                $29.063 - $29.438     $29.063 - $29.438      $21.250 - $29.438
  Expiration range                           12/1/07 - 4/29/08     12/1/07 - 4/29/08     4/28/03 - 11/10/09
----------------------------------------     -----------------     -----------------     ------------------


ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
     AOCI consisted of the following (in millions):

Balance at December 31,                                        2002           2001
=======================================================     ==========     ==========
Foreign currency translation adjustments                    $      (56)    $      (61)
Derivative mark-to-market adjustments                              (26)           (20)
Minimum pension liability adjustments                              (10)            (5)
Unrealized gains on securities                                      65             --
                                                            ----------     ----------
TOTAL                                                       $      (27)    $      (86)
=======================================================     ==========     ==========

NOTE 12   TRUST PREFERRED SECURITIES
--------------------------------------------------------------------------------
     In January 1999, Oxy Capital Trust I, a wholly-owned subsidiary of Occidental, issued 21,000,000 shares of 8.16 percent Trust Originated Preferred Securities (Trust Preferred Securities) to the public and 649,485 shares of Trust Originated Common Securities (Common Securities) to Occidental. The proceeds of such issuances were invested by Oxy Capital Trust I in $541.2 million aggregate principal amount of Occidental's 8.16 percent Subordinated Deferrable Interest Notes due 2039 (Trust Subordinated Notes). The Trust Subordinated Notes represent the sole assets of Oxy Capital Trust I. The Trust Subordinated Notes mature on January 20, 2039, bear interest at the rate of 8.16 percent payable quarterly and are redeemable in whole, or in part, by Occidental beginning on January 20, 2004 at 100 percent of the principal amount thereof, plus any accrued and unpaid interest to the redemption date. The Trust Subordinated Notes are unsecured obligations of Occidental and are junior in right of payment to all present and future senior indebtedness of Occidental and are also effectively subordinate to certain indebtedness of Occidental's consolidated subsidiaries. Occidental may defer interest payments on the Trust Subordinated Notes from time to time for a period not exceeding twenty consecutive quarters. However, any unpaid quarterly interest payments on the Trust Subordinated Notes will continue to accrue interest at 8.16 percent per annum.
     Holders of the Trust Preferred Securities and Common Securities are entitled to cumulative cash distributions at an annual rate of 8.16 percent of the liquidation amount of $25 per security. The Trust Preferred Securities and Common Securities will be redeemed upon repayment of the Trust Subordinated Notes. If Occidental defers interest payments on the Trust Subordinated Notes, Oxy Capital Trust I will defer distributions on the Trust Preferred Securities and Common Securities during any deferral period. However, any unpaid quarterly distributions on the Trust Preferred Securities and Common Securities will continue to accrue with interest at 8.16 percent per annum.
     Occidental has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities (the Guarantee). The Guarantee, when taken together with Occidental's obligations under the Trust Subordinated Notes and the indenture pursuant to which the Trust Subordinated Notes were issued and Occidental's obligations under the Amended and Restated Declaration of Trust governing Oxy Capital Trust I, provides a full and unconditional guarantee of amounts due on the Trust Preferred Securities.
     The Trust Subordinated Notes and the related Oxy Capital Trust I investment in the Trust Subordinated Notes have been eliminated in consolidation and the Trust Preferred Securities are reported as Occidental Obligated Mandatorily Redeemable Trust Preferred Securities of a Subsidiary Trust Holding Solely Subordinated Notes of Occidental in the accompanying consolidated financial statements. Distributions on the Trust Preferred Securities are reported under the caption minority interest in the statement of operations. Total net proceeds to Occidental were $508 million. The balance reflected in the accompanying consolidated financial statements at December 31, 2002 and 2001 is net of unamortized issue costs and also reflects the repurchase in 2002 and 2001 of 353,150 and 437,100 shares with a liquidation value of $8.8 million and $10.9 million, respectively. At December 31, 2002, 18,716,554 Trust Preferred Securities and 649,485 Common Securities were outstanding.

NOTE 13   RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
--------------------------------------------------------------------------------
     Occidental has various defined benefit and defined contribution retirement plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees. Participation in the defined benefit plans is limited and approximately 1,400 domestic and 500 foreign national employees, mainly union and non-union hourly employees, are currently accruing benefits under these plans.
     All domestic employees and certain foreign national employees are eligible to participate in one or more of the defined contribution retirement or savings plans that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, age level, and/or employee contributions. Certain salaried employees participate in a supplemental retirement plan that provides restoration of benefits lost due to governmental limitations on qualified retirement benefits. The accrued liabilities for the supplemental retirement plan were $49 million, $42 million, and $38 million as of December 31, 2002, 2001 and 2000. Occidental expensed $57 million in 2002, $57 million in 2001, and $55 million in 2000 under the provisions of these defined contribution and supplemental retirement plans.
     Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. The benefits generally are funded by Occidental as the benefits are paid during the year. The cost of providing these benefits is based on claims filed and insurance premiums paid for the period. The total benefit costs including the postretirement costs were approximately $91 million in 2002, $82 million in 2001, and $69 million in 2000.
     Pension costs for Occidental's defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.
     The following table sets forth the components of the net periodic benefit costs for Occidental's defined benefit pension and postretirement benefit plans for 2002, 2001, and 2000 (in millions):

                                                                Pension Benefits                 Postretirement Benefits
                                                        --------------------------------    --------------------------------
For the years ended December 31,                          2002        2001        2000        2002        2001        2000
====================================================    ========    ========    ========    ========    ========    ========
NET PERIODIC BENEFIT COSTS:
Service cost--benefits earned during the period         $     10    $      9    $      9    $      6    $      5    $      4
Interest cost on benefit obligation                           26          25          23          34          31          29
Expected return on plan assets                               (20)        (24)        (23)         --          --          --
Amortization of net transition obligation                     --          --          --          --          --          --
Amortization of prior service cost                             1           1           1          --          --           1
Recognized actuarial loss                                      1           4          (1)          6          --          (1)
Curtailments and settlements                                   1          --          --          --          --          (8)
Currency adjustments                                          (8)         (1)         (5)         --          --          --
                                                        --------    --------    --------    --------    --------    --------
Net periodic benefit cost                               $     11    $     14    $      4    $     46    $     36    $     25
====================================================    ========    ========    ========    ========    ========    ========

     Occidental recorded a charge to accumulated other comprehensive income of $5 million in 2002, a credit of $6 million in 2001, and a charge of $2 million in 2000, to reflect the net-of-tax difference between the additional liability required under pension accounting provisions and the corresponding intangible asset. The decrease in accumulated other comprehensive income in 2002 was attributable to an actual return on plan assets that was less than the expected return on plan assets and a decrease in the discount rate. The increase was mitigated by an additional pension contribution of $10 million in 2002.
     Occidental's defined benefit pension and postretirement defined benefit plans are accrued based on various assumptions and discount rates, as described below. Occidental uses the fair value of assets rather than a smoothed value of assets to determine pension expense. Occidental funds and expenses negotiated pension increases for domestic union employees over the term of the collective bargaining agreement.
     The actuarial assumptions used could change in the near term as a result of changes in expected future trends and other factors which, depending on the nature of the changes, could cause increases or decreases in the plan liabilities accrued.

     The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation for Occidental's defined benefit pension and postretirement benefit plans (in millions):

                                                                      Pension Benefits          Postretirement Benefits
                                                                 -------------------------     -------------------------
                                                                    2002           2001           2002           2001
============================================================     ==========     ==========     ==========     ==========
CHANGES IN BENEFIT OBLIGATION:
Benefit obligation -- beginning of year                          $      337     $      295     $      465     $      383
   Service cost--benefits earned during the period                       10              9              6              5
   Interest cost on projected benefit obligation                         26             25             34             31
   Actuarial (gain)loss                                                  10             28             61             95
   Foreign currency exchange rate changes                               (11)            (3)            --             --
   Benefits paid                                                        (21)           (20)           (51)           (49)
   Plan amendments                                                        2              3             --             --
   Cost recovery percentage                                               6             --             --             --
   Divestitures                                                          (3)            --             --             --
   Special termination benefits                                           1             --             --             --
                                                                 ----------     ----------     ----------     ----------
Benefit obligation -- end of year                                $      357     $      337     $      515     $      465
============================================================     ==========     ==========     ==========     ==========


     The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Occidental's defined benefit pension plans (in millions):

                                                                    Pension Benefits
                                                                ------------------------
                                                                   2002          2001
============================================================    ==========    ==========
CHANGES IN PLAN ASSETS:
Fair value of plan assets -- beginning of year                  $      255    $      254
    Actual return on plan assets                                        (1)           14
    Foreign currency exchange rate changes                              (3)           (1)
    Employer contribution                                               23             8
    Benefits paid                                                      (21)          (20)
    Divestitures                                                        (2)           --
                                                                ----------    ----------
Fair value of plan assets -- end of year                        $      251    $      255
============================================================    ==========    ==========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligation in excess of plan assets were $231 million, $211 million, and $124 million respectively, as of December 31, 2002 and $212 million, $193 million and $123 million, respectively, as of December 31, 2001.
     For domestic pension plans, the weighted average discount rate used in determining the benefit obligation was 6.65 percent and 7 percent, respectively as of December 31, 2002 and 2001. Occidental bases the discount rate on the average yield provided by the Moody's Aa Corporate Bond Index. The weighted average rate of increase in future compensation levels used in determining the benefit obligations was approximately 4.0 percent in 2002, and 4.5 percent in 2001. These compensation increase assumptions are consistent with Occidental's past and anticipated future compensation increases for employees participating in retirement plans that determine benefits using compensation. The expected long-term rate of return on assets was 8.0 percent in 2002 and 9.0 percent in 2001. This assumption is based on Occidental's expected return on plan assets with a targeted mix of approximately 60 percent in equities and 40 percent in fixed income securities.
     For pension plans outside of the United States, the assumptions used in determining the benefit obligation vary by country. The discount rates used in determining the benefit obligation range from a low of 4 percent to a high of 13 percent as of December 31, 2002 and a low of 4 percent to a high of 25 percent as of December 31, 2001. Occidental bases its discount rate for foreign pension plans on rates indicative of government and or investment grade corporate debt in the applicable country. The average rate of increase in future compensation levels ranged from a low of 3 percent to a high of 9 percent in 2002 and from a low of 3 percent to a high of 19 percent in 2001 dependent on local economic conditions and salary budgets. The expected long-term rates of return on plan assets were 5.5 percent in excess of local inflation in both 2002 and 2001.
     The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates projected at a Consumer Price Index (CPI) increase of 3.0 percent as of December 31, 2002 and 2001, (beginning in 1993, participants other than certain union employees pay for all medical cost increases in excess of increases in the CPI). For certain union employees, the health care cost trend rates were projected at annual rates ranging ratably from 11 percent in 2002 to 6.0 percent through the year 2007 and level thereafter. A 1-percent increase or a 1-percent decrease in these assumed health care cost trend rates would result in an increase of $16 million or a reduction of $15 million, respectively, in the postretirement benefit obligation as of December 31, 2002, and an increase or reduction of $1 million, in interest cost in 2002. The annual service costs would not be materially affected by these changes.

     The following table sets forth the funded status and amounts recognized in Occidental's consolidated balance sheets for the defined benefit pension and postretirement benefit plans at December 31, 2002 and 2001 (in millions):

                                                                 Pension Benefits          Postretirement Benefits
                                                            -------------------------     -------------------------
Balance at December 31,                                        2002           2001           2002           2001
=======================================================     ==========     ==========     ==========     ==========
Unfunded obligation                                         $     (106)    $      (83)    $     (515)    $     (465)
Unrecognized net transition obligation                              --              2             --             --
Unrecognized prior service cost                                      6              5              9              9
Unrecognized net (gain)loss                                         76             41            130             75
                                                            ----------     ----------     ----------     ----------

Net amount recognized                                       $      (24)    $      (35)    $     (376)    $     (381)
                                                            ==========     ==========     ==========     ==========

Prepaid benefit cost                                        $       49     $       38     $       --     $       --
Accrued benefit liability                                          (96)           (83)          (376)          (381)
Intangible assets                                                    1              1             --             --
Accumulated other comprehensive income                              22              9             --             --
                                                            ----------     ----------     ----------     ----------

Net amount recognized                                       $      (24)    $      (35)    $     (376)    $     (381)
=======================================================     ==========     ==========     ==========     ==========


NOTE 14   INVESTMENTS AND TRANSACTIONS WITH AFFILIATES
--------------------------------------------------------------------------------
     Investments in entities, other than oil and gas exploration and production companies, in which Occidental has a voting stock interest of at least 20 percent, but not more than 50 percent, and certain partnerships are accounted for on the equity method. At December 31, 2002, Occidental's equity investments consisted of a 21-percent interest in Lyondell acquired in August 2002, a 24.5-percent interest in the entity that will own the pipeline being constructed by DEL, the operator of the Dolphin Project, and other various partnerships and joint ventures, discussed below. Equity investments paid dividends of $22 million, $27 million and $99 million to Occidental in 2002, 2001 and 2000, respectively. Cumulative undistributed earnings since acquisition, in the amount of $58 million, of 50-percent-or-less-owned companies have been accounted for by Occidental under the equity method. At December 31, 2002, Occidental's investments in unconsolidated subsidiaries exceeded the underlying equity in net assets by $471 million.
     Investments also include certain cost method investments, in which Occidental owns less than 20 percent of the voting stock. Occidental's most significant cost method investment is in Premcor, Inc, which became a publicly-traded company in April 2002. In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," this investment is being accounted for as an available-for-sale security and was adjusted to fair value. As of December 31, 2002, an unrealized gain of $65 million, net of tax, is reflected in OCI.
     Occidental's purchases from certain chemical partnerships at market-related prices, in which it has investments, were $604 million, $656 million and $755 million in 2002, 2001 and 2000, respectively. Occidental's sales to certain chemical partnerships at market-related prices, in which it has investments, were $105 million, $68 million and $217 million, in 2002, 2001 and 2000, respectively.

     The following table presents Occidental's proportional interest in the summarized financial information of its equity method investments (in millions):

For the years ended December 31,                          2002           2001           2000
==================================================     ==========     ==========     ==========
Revenues                                               $    1,782     $    2,223     $    2,735
Costs and expenses                                          2,043          2,315          2,668
                                                       ----------     ----------     ----------
Net (loss)income                                       $     (261)    $      (92)    $       67
==================================================     ==========     ==========     ==========

Balance at December 31,                                   2002           2001
==================================================     ==========     ==========

Current assets                                         $      421     $      429
Noncurrent assets                                      $    1,946     $    1,951
Current liabilities                                    $      225     $      298
Long-term debt                                         $    1,458     $      960
Other non-current liabilities                          $      404     $      172
Stockholders' equity                                   $      280     $      950
--------------------------------------------------     ----------     ----------

     Occidental has a 78.6-percent ownership interest (before minority interest) in OxyMar. Occidental owns 28.6 percent of OxyMar directly and the OxyVinyls partnership, which is 76-percent owned by Occidental, owns 50 percent. Therefore, after minority interest, Occidental's effective ownership interest is 67 percent. Marubeni Corporation (Marubeni) owns the remaining 21.4 percent of OxyMar, but has a 50-percent voting interest. The OxyMar VCM plant is a modern, efficient manufacturing facility. Occidental's chlorovinyls business derives significant economic benefit from OxyMar's operations as the supplier of certain products to OxyMar. OxyMar, in turn, supplies VCM required by Occidental to manufacture PVC. This investment in OxyMar is recorded as an equity investment on the consolidated balance sheet. Occidental guarantees 50 percent of OxyMar's $165 million private placement bonds due 2016 and 100 percent of a $220 million revolving line of credit which matures in 2005, under which $105 million was outstanding at December 31, 2002. These amounts are reflected as debt on OxyMar's balance sheet. Marubeni has a right to put its interest in OxyMar to Occidental in 2004 by paying approximately $25 million to Occidental and, in connection with this transfer, require Occidental to assume Marubeni's guarantee of OxyMar's debt. Occidental determined that Marubeni's strike price was equal to fair value as of the issue date and assigned a fair value of zero to the option. Therefore, Occidental did not record an asset or liability associated with this put option in the consolidated financial statements. Since the put price was negotiated on arms'-length terms and has no predetermined conditions that would require exercise of the option, Occidental cannot determine whether Marubeni will exercise its option. Occidental does not expect to record a loss if the option is exercised. If OxyMar were to be consolidated at December 31, 2002, assets would increase by $172 million and liabilities would increase by $163 million on Occidental's consolidated balance sheets. As of December 31, 2002, Occidental had advanced $95 million to OxyMar and had a net equity investment of $30 million. As discussed in Note 4, FIN No. 46 is expected to result in the consolidation of OxyMar in the third quarter of 2003. This consolidation is not expected to have a significant effect on Occidental's financial condition and will not change Occidental's results of operations.
     Occidental and ConocoPhillips (Conoco) each has a 50-percent interest in Ingleside Cogeneration Limited Partnership, a limited partnership (Ingleside
LP), which operates a cogeneration plant in Texas. The cogeneration facility supplies all of the steam and electric power requirements to Occidental's Ingleside chlor-alkali plant and OxyMar's VCM plant at less cost than if these facilities were to produce their own steam and purchase electric power from a public utility. At December 31, 2002, Ingleside LP had approximately $171 million in debt, which is secured by its assets. Occidental has not guaranteed this debt; however, Occidental and Conoco currently each guarantee half of a debt service reserve amount of approximately $8 million. Occidental accounts for this investment using the equity method.
     In Ecuador, Occidental has a 12-percent interest in a company currently constructing an oil export pipeline, which is expected to be completed in 2003. Construction of the pipeline has made it feasible for Occidental to develop the Eden Yuturi field it discovered several years ago in the southeastern corner of Block 15. The development of Eden Yuturi, together with ongoing work in the western portion of the block that is currently in production, is expected to add net incremental production of 30,000 barrels per day in 2004, all of which is expected to be transported through the new pipeline. Occidental has committed to make capital contributions up to its share (currently estimated to be approximately $64 million) of the estimated total project capital requirements. As of December 31, 2002, Occidental has contributed $9 million to the project. Occidental reports this investment in its consolidated statements using the equity method of accounting.
     This project is being funded in part by senior project debt. The senior project debt is to be repaid with the proceeds of ship-or-pay tariffs of certain upstream producers in Ecuador, including Occidental. Under their ship-or-pay commitments, Occidental and the other upstream producers have each assumed their respective share of project-specific risks, including construction risk, operating risk and force-majeure risk. Occidental would be required to make an advance tariff payment in the event of termination of the agreement authorizing the pipeline company to build the pipeline, prolonged delay in project completion, prolonged force majeure, upstream expropriation events, bankruptcy of the pipeline company or its parent company, abandonment of the project, termination of an investment guarantee agreement with Ecuador, or certain defaults by Occidental. This advance tariff would be used by the pipeline company to service or prepay project debt. Occidental's obligation relating to the pipeline company's senior project debt totaled $101 million, and the completion bonds and other bonds totaled $17 million at December 31, 2002. As Occidental ships product using the pipeline, its overall obligations will decrease with the reduction of the pipeline company's senior project debt.
     Occidental and Sempra Energy (Sempra) each has a 50-percent interest in Elk Hills Power LLC, a limited liability company that is currently constructing a gas-fired, power-generation plant in California. Occidental accounts for this investment using the equity method. In January 2002, Elk Hills Power LLC entered into a $400 million construction loan facility. Occidental guarantees $200 million (50 percent) of the loan facility. At December 31, 2002, approximately $162 million of debt guaranteed by Occidental was outstanding.

NOTE 15   INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
--------------------------------------------------------------------------------
     In compliance with the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information," Occidental has identified two reportable segments through which it conducts its continuing operations: oil and gas and chemical. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The oil and gas segment explores for, develops, produces and markets crude oil and natural gas domestically and internationally. The chemical segment manufactures and markets, domestically and internationally, basic chemicals, vinyls and performance chemicals.
     Earnings of industry segments and geographic areas exclude interest income, interest expense, environmental remediation expenses, unallocated corporate expenses, discontinued operations and cumulative effect of changes in accounting principles, but include income from equity investments and gains and losses from dispositions of segment and geographic area assets.
     Foreign income and other taxes and certain state taxes are included in segment earnings on the basis of operating results. U.S. federal income taxes are not allocated to segments except for amounts in lieu thereof that represent the tax effect of operating charges resulting from purchase accounting adjustments, which arose from the implementation in 1992 of SFAS No. 109 - "Accounting for Income Taxes," and the tax effects resulting from major, infrequently occurring transactions such as asset sales and legal settlements that relate to segment results.
     Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, short-term investments, certain corporate receivables, an investment in Lyondell, an intrastate pipeline (sold in the third quarter of 2001) and other assets.

INDUSTRY SEGMENTS
In millions

                                                                  Oil and Gas       Chemical       Corporate         Total
=============================================================     ===========     ===========     ===========     ===========
YEAR ENDED DECEMBER 31, 2002
   Net sales                                                      $     4,634 (a) $     2,704 (b) $        --     $     7,338
                                                                  ===========     ===========     ===========     ===========

   Pretax operating profit(loss) (c)                              $     2,181     $      (128)    $      (468)(e) $     1,585
   Income taxes                                                          (474)            403            (351)(f)        (422)
   Discontinued operations, net                                            --              --             (79)            (79)
   Cumulative effect of changes in accounting principles, net              --              --             (95)            (95)
                                                                  -----------     -----------     -----------     -----------

   Net income(loss) (d)                                           $     1,707 (g) $       275 (h) $      (993)(i) $       989
                                                                  ===========     ===========     ===========     ===========

   Unconsolidated equity investments                              $       475     $       (11)    $       592     $     1,056
                                                                  ===========     ===========     ===========     ===========

   Property, plant and equipment additions, net (k)               $     1,038     $       109     $        89     $     1,236
                                                                  ===========     ===========     ===========     ===========

   Depreciation, depletion and amortization                       $       819     $       183     $        10     $     1,012
                                                                  ===========     ===========     ===========     ===========

   Total assets                                                   $    12,483     $     3,069     $       996     $    16,548
=============================================================     ===========     ===========     ===========     ===========

YEAR ENDED DECEMBER 31, 2001
   Net sales                                                      $     5,134 (a) $     2,968 (b) $        --     $     8,102
                                                                  ===========     ===========     ===========     ===========

   Pretax operating profit(loss) (c)                              $     3,292     $      (442)    $    (1,115)(e) $     1,735
   Income taxes                                                          (447)             43            (152)(f)        (556)
   Discontinued operations, net                                            --              --              (1)             (1)
   Cumulative effect of changes in accounting principles, net              --              --             (24)            (24)
                                                                  -----------     -----------     -----------     -----------

   Net income(loss) (d)                                           $     2,845 (g) $      (399)(h) $    (1,292)(i) $     1,154
                                                                  ===========     ===========     ===========     ===========

   Unconsolidated equity investments                              $        75     $       663     $       255     $       993
                                                                  ===========     ===========     ===========     ===========

   Property, plant and equipment additions, net (k)               $     1,138     $       112     $        58     $     1,308
                                                                  ===========     ===========     ===========     ===========

   Depreciation, depletion and amortization                       $       750     $       184     $        31     $       965
                                                                  ===========     ===========     ===========     ===========

   Total assets                                                   $    13,316     $     3,943     $       591     $    17,850
=============================================================     ===========     ===========     ===========     ===========

YEAR ENDED DECEMBER 31, 2000
   Net sales                                                      $     4,875 (a) $     3,629 (b) $        --     $     8,504
                                                                  ===========     ===========     ===========     ===========

   Pretax operating profit(loss) (c)                              $     3,012     $       148     $      (169)(e) $     2,991
   Income taxes                                                          (595)             (7)           (832)(f)      (1,434)
   Discontinued operations, net                                            --              --              13              13
                                                                  -----------     -----------     -----------     -----------

   Net income(loss) (d)                                           $     2,417 (g) $       141 (h) $      (988)(i) $     1,570
                                                                  ===========     ===========     ===========     ===========

   Unconsolidated equity investments                              $        67     $     1,203     $        57     $     1,327
                                                                  ===========     ===========     ===========     ===========

   Property, plant and equipment additions, net (k)               $       738     $       148     $         6     $       892
                                                                  ===========     ===========     ===========     ===========

   Depreciation, depletion and amortization                       $       670     $       183     $        41     $       894
                                                                  ===========     ===========     ===========     ===========

   Total assets                                                   $    13,384     $     4,701     $     1,329 (j) $    19,414
=============================================================     ===========     ===========     ===========     ===========

Footnotes:
----------
(a) Oil sales represented approximately 77 percent, 60 percent and 75 percent of net sales for the periods ended December 31, 2002, 2001 and 2000, respectively.
(b)  Total product sales for the chemical segment were as follows:

                                                 Basic Chemicals        Commodity Vinyl Resins      Performance Chemicals
                                             ======================     ======================     ======================
          YEAR ENDED DECEMBER 31, 2002                 32%                        50%                        18%
          Year ended December 31, 2001                 38%                        48%                        14%
          Year ended December 31, 2000                 33%                        49%                        18%

(c) Research and development costs were $7 million in 2002, $8 million in 2001 and $16 million in 2000.

Footnotes continued:
--------------------
(d) Segment earnings include charges and credits in lieu of U.S. federal income taxes. In 2002, the amounts allocated to the segments were charges of $1 million and a credit of $403 million in oil and gas and chemical, respectively. In 2001, the amounts allocated to the segments were charges of $56 million and a credit of $42 million in oil and gas and chemical, respectively. In 2000, the amounts allocated to the segments were charges of $32 million and a credit of $7 million in oil and gas and chemical, respectively. 2002, 2001 and 2000 reflect allocation of taxes to segments for major, infrequently occurring transactions.
(e) Includes unallocated net interest expense, administration expense, environmental remediation and other items. 2000 and 2001 also include pipeline lease income and pipeline depreciation expense. 2002 includes the equity results from the Lyondell investment from the date of the acquisition.
(f)  Includes unallocated income taxes.
(g) Includes the following significant items affecting earnings for the years ended December 31:

          Benefit (Charge)  In millions                                                     2002        2001        2000
          ============================================================================    ========    ========    ========
          OIL AND GAS
            Gain on sale of interest in the Indonesian Tangguh LNG project, net of tax    $     --    $    399    $     --
          ----------------------------------------------------------------------------    --------    --------    --------

(h) Includes the following significant items affecting earnings for the years ended December 31:

          Benefit (Charge)  In millions                                            2002        2001        2000
          ===================================================================    ========    ========    ========
          CHEMICAL
            Gain on sale of Equistar investment, net of tax                      $    164    $     --    $     --
            Write-down of Equistar investment                                          --        (412)         --
            Write-down of chemical intermediate businesses and various assets          --          --        (140)
          -------------------------------------------------------------------    --------    --------    --------

(i) Includes the following significant items affecting earnings for the years ended December 31:

          Benefit (Charge)  In millions                           2002        2001        2000
          ==================================================    ========    ========    ========
          CORPORATE
            Gain on sale of CanadianOxy investment              $     --    $     --    $    493
            Loss on sale of pipeline-owning entity (a)                --        (272)         --
            Discontinued operations, net (a)                         (79)         (1)         13
            Settlement of state tax issue                             --          70          --
            Tax effect of pre-tax items                               --         148        (145)
            Changes in accounting principles, net (a)                (95)        (24)         --
          --------------------------------------------------    --------    --------    --------

          (a)  Amounts shown after-tax.

(j) 2000 includes the net assets of an intrastate pipeline system, which was sold in 2001.
(k) Excludes acquisitions of other businesses and formation of OxyVinyls. Amounts exclude $3.8 billion in oil and gas in 2000, but include capitalized interest of $12 million in 2002, $5 million in 2001 and $3 million in 2000.


GEOGRAPHIC AREAS
In millions

                                                     Net sales (a)                Property, plant and equipment, net
                                      --------------------------------------    --------------------------------------
For the years ended December 31,         2002          2001          2000          2002          2001          2000
==================================    ==========    ==========    ==========    ==========    ==========    ==========
   United States                      $    5,198    $    6,288    $    6,084    $   10,996    $   11,170    $   11,845
   Qatar                                     566           539           747           955           859           825
   Yemen                                     422           377           435           316           273           229
   Colombia                                  381           179           392            98            81           104
   Oman                                      158           151           116           155           122            99
   Pakistan                                  151           113           102           189            49            44
   Canada                                    150           136           189            33            31            29
   Russia                                    144           157           180            --            64            66
   Ecuador                                    98            82           148           176           109            85
   United Arab Emirates                       --            --            --            93             1            --
   Other Foreign                              70            80           111            25            32            75
                                      ----------    ----------    ----------    ----------    ----------    ----------
      Total                           $    7,338    $    8,102    $    8,504    $   13,036    $   12,791    $   13,401
==================================    ==========    ==========    ==========    ==========    ==========    ==========

(a) Sales are shown by individual country based on the location of the entity making the sale.

NOTE 16   COSTS AND RESULTS OF OIL AND GAS PRODUCING ACTIVITIES
--------------------------------------------------------------------------------
     Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization, were as follows (in millions):

                                                           Consolidated Subsidiaries
                                             -----------------------------------------------------
                                                                         Middle East
                                                                          and Other
                                                United        Latin        Eastern                      Other         Total
                                                States       America      Hemisphere      Total      Interests(c)   Worldwide
==========================================   ===========   ===========   ===========   ===========   ===========   ===========
DECEMBER 31, 2002
   Proved properties                         $     9,736   $       883   $     2,965   $    13,584   $        35   $    13,619
   Unproved properties (b)                         1,205             2           102         1,309            --         1,309
                                             -----------   -----------   -----------   -----------   -----------   -----------

   TOTAL PROPERTY COSTS                           10,941           885         3,067        14,893            35        14,928
   Support facilities                                332            50           109           491            --           491
                                             -----------   -----------   -----------   -----------   -----------   -----------

   TOTAL CAPITALIZED COSTS (a)                    11,273           935         3,176        15,384            35        15,419
   Accumulated depreciation, depletion
     and amortization                             (2,560)         (661)       (1,469)       (4,690)            9        (4,681)
                                             -----------   -----------   -----------   -----------   -----------   -----------

NET CAPITALIZED COSTS                        $     8,713   $       274   $     1,707   $    10,694   $        44   $    10,738
==========================================   ===========   ===========   ===========   ===========   ===========   ===========
DECEMBER 31, 2001
   Proved properties                         $     9,027   $       789   $     2,514   $    12,330   $        (2)  $    12,328
   Unproved properties (b)                         1,606             2            13         1,621            --         1,621
                                             -----------   -----------   -----------   -----------   -----------   -----------

   TOTAL PROPERTY COSTS                           10,633           791         2,527        13,951            (2)       13,949
   Support facilities                                290            43            57           390            19           409
                                             -----------   -----------   -----------   -----------   -----------   -----------

   TOTAL CAPITALIZED COSTS (a)                    10,923           834         2,584        14,341            17        14,358
   Accumulated depreciation, depletion
     and amortization                             (2,210)         (622)       (1,276)       (4,108)           27        (4,081)
                                             -----------   -----------   -----------   -----------   -----------   -----------
NET CAPITALIZED COSTS                        $     8,713   $       212   $     1,308   $    10,233   $        44   $    10,277
==========================================   ===========   ===========   ===========   ===========   ===========   ===========

DECEMBER 31, 2000
   Proved properties                         $     8,616   $       750   $     2,254   $    11,620   $       (17)  $    11,603
   Unproved properties (b)                         1,970            19            77         2,066            --         2,066
                                             -----------   -----------   -----------   -----------   -----------   -----------

   TOTAL PROPERTY COSTS                           10,586           769         2,331        13,686           (17)       13,669
   Support facilities                                244            46            53           343            17           360
                                             -----------   -----------   -----------   -----------   -----------   -----------

   TOTAL CAPITALIZED COSTS (a)                    10,830           815         2,384        14,029            --        14,029
   Accumulated depreciation, depletion
     and amortization                             (2,299)         (596)       (1,141)       (4,036)           40        (3,996)
                                             -----------   -----------   -----------   -----------   -----------   -----------
NET CAPITALIZED COSTS                        $     8,531   $       219   $     1,243   $     9,993   $        40   $    10,033
==========================================   ===========   ===========   ===========   ===========   ===========   ===========

(a) Includes costs related to leases, exploration costs, lease and well equipment, pipelines and terminals, gas plants and other equipment.
(b)  Primarily consists of California properties.
(c) Includes capitalized costs for equity investees in Russia and Yemen, partially offset by minority interest for a Colombian affiliate.

     Costs incurred relating to oil and gas producing activities, whether capitalized or expensed, were as follows (in millions):

                                                             Consolidated Subsidiaries
                                             ---------------------------------------------------------
                                                                             Middle East
                                                                              and Other
                                                United            Latin        Eastern                      Other         Total
                                                States           America      Hemisphere      Total      Interests(c)   Worldwide
==========================================   ===========       ===========   ===========   ===========   ===========   ===========
DECEMBER 31, 2002
   Acquisition of properties
      Proved                                 $        72       $        --   $        91   $       163   $        --   $       163
      Unproved                                        --                --            29            29            --            29
   Exploration costs                                  54                30            50           134            --           134
   Development costs                                 457 (b)            97           336           890             7           897
                                             -----------       -----------   -----------   -----------   -----------   -----------
                                             $       583       $       127   $       506   $     1,216   $         7   $     1,223
==========================================   ===========       ===========   ===========   ===========   ===========   ===========

DECEMBER 31, 2001
   Acquisition of properties
      Proved                                 $        10       $        --   $        19   $        29   $        --   $        29
      Unproved                                        43                --            10            53            --            53
   Exploration costs                                  57                65            54           176            (5)          171
   Development costs                                 602 (b)            58           247           907            11           918
                                             -----------       -----------   -----------   -----------   -----------   -----------
                                             $       712       $       123   $       330   $     1,165   $         6   $     1,171
==========================================   ===========       ===========   ===========   ===========   ===========   ===========

DECEMBER 31, 2000
   Acquisition of properties
      Proved                                 $     3,690       $        42   $        21   $     3,753   $        --   $     3,753
      Unproved                                         7                --             1             8            --             8
   Exploration costs                                  56                62            20           138            (4)          134
   Development costs                                 339 (a,b)          34           200           573             6           579
                                             -----------       -----------   -----------   -----------   -----------   -----------
                                             $     4,092       $       138   $       242   $     4,472   $         2   $     4,474
==========================================   ===========       ===========   ===========   ===========   ===========   ===========

(a)  Excludes costs related to the acquisition of CO2 properties.
(b) Excludes capitalized CO2 of $42 million in 2002, $48 million in 2001 and $44 million in 2000.
(c) Includes equity investees' costs in Russia and Yemen, partially offset by minority interest for a Colombian affiliate.

     The results of operations of Occidental's oil and gas producing activities, which exclude oil and gas trading activities and items such as asset dispositions, corporate overhead and interest, were as follows (in millions):

                                                             Consolidated Subsidiaries
                                              -------------------------------------------------------
                                                                          Middle East
                                                                           and Other
                                                 United        Latin        Eastern                        Other         Total
                                                 States       America      Hemisphere        Total      Interests(c)   Worldwide
===========================================   ===========   ===========   ===========     ===========   ===========   ===========
FOR THE YEAR ENDED DECEMBER 31, 2002
   Revenues                                   $     2,622   $       453   $     1,279 (a) $     4,354   $       107   $     4,461
   Production costs                                   753            92           158           1,003            61         1,064
   Exploration expenses                               105            27            43             175             1           176
   Other operating expenses                           152            (7)           67             212            10           222
   Depreciation, depletion and amortization           570            41           195             806            13           819
                                              -----------   -----------   -----------     -----------   -----------   -----------

   PRETAX INCOME                                    1,042           300           816           2,158            22         2,180
   Income tax expense(b)                              210           113           385 (a)         708            10           718
                                              -----------   -----------   -----------     -----------   -----------   -----------

   RESULTS OF OPERATIONS                      $       832   $       187   $       431     $     1,450   $        12   $     1,462
===========================================   ===========   ===========   ===========     ===========   ===========   ===========

FOR THE YEAR ENDED DECEMBER 31, 2001
   Revenues                                   $     3,471   $       245   $     1,166 (a) $     4,882   $       137   $     5,019
   Production costs                                   773            68           123             964            67         1,031
   Exploration expenses                                42            91            61             194           (10)          184
   Other operating expenses                           141             5            65             211             4           215
   Depreciation, depletion and amortization           535            27           171             733            14           747
                                              -----------   -----------   -----------     -----------   -----------   -----------

   PRETAX INCOME                                    1,980            54           746           2,780            62         2,842
   Income tax expense(b)                              530            20           430 (a)         980            26         1,006
                                              -----------   -----------   -----------     -----------   -----------   -----------

   RESULTS OF OPERATIONS                      $     1,450   $        34   $       316     $     1,800   $        36   $     1,836
===========================================   ===========   ===========   ===========     ===========   ===========   ===========

FOR THE YEAR ENDED DECEMBER 31, 2000
   Revenues                                   $     2,762   $       506   $     1,387 (a) $     4,655   $       135   $     4,790
   Production costs                                   540            71           110             721            64           785
   Exploration expenses                                50            31            13              94            --            94
   Other operating expenses                           141            27            38             206             9           215
   Depreciation, depletion and amortization           444            40           167             651            10           661
                                              -----------   -----------   -----------     -----------   -----------   -----------
   PRETAX INCOME                                    1,587           337         1,059           2,983            52         3,035
   Income tax expense(b)                              366           162           505 (a)       1,033            18         1,051
                                              -----------   -----------   -----------     -----------   -----------   -----------

   RESULTS OF OPERATIONS                      $     1,221   $       175   $       554     $     1,950   $        34   $     1,984
===========================================   ===========   ===========   ===========     ===========   ===========   ===========

(a) Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf.
(b) U.S. federal income taxes reflect expenses allocated for U.S. income tax purposes only related to oil and gas activities, including allocated interest and corporate overhead. Foreign income taxes were included in geographic areas on the basis of operating results.
(c) Includes results of operations for equity investees in Russia and Yemen, partially offset by minority interest for a Colombian affiliate.

RESULTS PER UNIT OF PRODUCTION (Unaudited)

                                                             Consolidated Subsidiaries
                                              -------------------------------------------------------
                                                                          Middle East
                                                                           and Other
                                                 United        Latin        Eastern                        Other         Total
                                                 States       America      Hemisphere        Total      Interests(d)  Worldwide(e)
===========================================   ===========   ===========   ===========     ===========   ===========   ==========

FOR THE YEAR ENDED DECEMBER 31, 2002
   Revenues from net production
      Oil ($/bbl.)                            $     23.47   $     23.26   $     33.05 (a) $     26.20   $     14.98   $    25.37 (a)
                                              ===========   ===========   ===========     ===========   ===========   ==========
      Natural gas ($/Mcf)                     $      2.89   $        --   $      2.08     $      2.81   $        --   $     2.81
                                              ===========   ===========   ===========     ===========   ===========   ==========

   Barrel of oil equivalent ($/bbl.)(b,c)     $     21.30   $     23.26   $     31.14 (a) $     23.71   $     14.98   $    23.24 (a)
   Production costs                                  6.12          4.72          3.85            5.46          6.75         5.54
   Exploration expenses                              0.85          1.39          1.05            0.95          0.10         0.92
   Other operating expenses                          1.23         (0.36)         1.63            1.15          0.78         1.16
   Depreciation, depletion and amortization          4.63          2.11          4.75            4.39          1.76         4.27
                                              -----------   -----------   -----------     -----------   -----------   ----------
   PRETAX INCOME                                     8.47         15.40         19.86           11.76          5.59        11.35
   Income tax expense                                1.71          5.80          9.37 (a)        3.86          2.35         3.74 (a)
                                              -----------   -----------   -----------     -----------   -----------   ----------

   RESULTS OF OPERATIONS                      $      6.76   $      9.60   $     10.49     $      7.90   $      3.24   $     7.61
===========================================   ===========   ===========   ===========     ===========   ===========   ==========

FOR THE YEAR ENDED DECEMBER 31, 2001
   Revenues from net production
      Oil ($/bbl.)                            $     22.82   $     19.87   $     32.68 (a) $     25.41   $     15.70   $    24.65 (a)
                                              ===========   ===========   ===========     ===========   ===========   ==========

      Natural gas ($/Mcf)                     $      6.40   $        --   $      2.29     $      6.11   $        --   $     6.11
                                              ===========   ===========   ===========     ===========   ===========   ==========

   Barrel of oil equivalent ($/bbl.)(b,c)     $     28.34   $     19.87   $     31.18 (a) $     28.35   $     15.70   $    27.69 (a)
   Production costs                                  6.31          5.51          3.29            5.60          7.20         5.70
   Exploration expenses                              0.34          7.38          1.63            1.13            --         1.02
   Other operating expenses                          1.15          0.41          1.74            1.23          0.50         1.19
   Depreciation, depletion and amortization          4.37          2.19          4.57            4.26          1.70         4.12
                                              -----------   -----------   -----------     -----------   -----------   ----------

   PRETAX INCOME                                    16.17          4.38         19.95           16.13          6.30        15.66
   Income tax expense                                4.33          1.62         11.50 (a)        5.69          2.80         5.55 (a)
                                              -----------   -----------   -----------     -----------   -----------   ----------

   RESULTS OF OPERATIONS                      $     11.84   $      2.76   $      8.45     $     10.44   $      3.50   $    10.11
===========================================   ===========   ===========   ===========     ===========   ===========   ==========

FOR THE YEAR ENDED DECEMBER 31, 2000
   Revenues from net production
      Oil ($/bbl.)                            $     26.66   $     25.92   $     38.29 (a) $     30.19   $     18.62   $    29.31 (a)
                                              ===========   ===========   ===========     ===========   ===========   ==========

      Natural gas ($/Mcf)                     $      3.65   $        --   $      1.99     $      3.53   $        --   $     3.53
                                              ===========   ===========   ===========     ===========   ===========   ==========

   Barrel of oil equivalent ($/bbl.)(b,c)     $     25.42   $     25.92   $     36.23 (a) $     27.96   $     18.62   $    27.46 (a)
   Production costs                                  4.97          3.64          2.87            4.33          7.14         4.50
   Exploration expenses                              0.46          1.59          0.34            0.56            --         0.54
   Other operating expenses                          1.30          1.38          0.99            1.24          0.93         1.23
   Depreciation, depletion and amortization          4.09          2.05          4.36            3.91          1.55         3.79
                                              -----------   -----------   -----------     -----------   -----------   ----------

   PRETAX INCOME                                    14.60         17.26         27.67           17.92          9.00        17.40
   Income tax expense                                3.37          8.30         13.19 (a)        6.21          3.41         6.02 (a)
                                              -----------   -----------   -----------     -----------   -----------   ----------

   RESULTS OF OPERATIONS                      $     11.23   $      8.96   $     14.48     $     11.71   $      5.59   $    11.38
===========================================   ===========   ===========   ===========     ===========   ===========   ==========

(a) Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf.
(b) Natural gas volumes have been converted to equivalent barrels based on energy content of six Mcf of gas to one barrel of oil.
(c) Revenues from net production exclude royalty payments and other adjustments.
(d)  Includes results of operations for equity investees in Russia and Yemen.
(e) The computation of results per unit of production included in the denominator 4.2 mmboe, 7.8 mmboe and 5.7 mmboe produced by Occidental that were subject to volumetric production payments for the years 2002, 2001 and 2000, respectively.

2002 QUARTERLY FINANCIAL DATA (Unaudited)       Occidental Petroleum Corporation
In millions, except per-share amounts                           and Subsidiaries

Three months ended                                                 MARCH 31         JUNE 30      SEPTEMBER 30      DECEMBER 31
=============================================================    ============    ============    ============     ============
Segment net sales
   Oil and gas                                                   $        958    $      1,165    $      1,224     $      1,287
   Chemical                                                               565             702             739              698
                                                                 ------------    ------------    ------------     ------------

Net sales                                                        $      1,523    $      1,867    $      1,963     $      1,985
                                                                 ============    ============    ============     ============

Gross profit                                                     $        536    $        742    $        838     $        856
                                                                 ============    ============    ============     ============

Segment earnings(loss)
   Oil and gas                                                   $        306    $        421    $        490     $        490
   Chemical                                                               (31)             34             214               58
                                                                 ------------    ------------    ------------     ------------
                                                                          275             455             704              548
Unallocated corporate items
   Interest expense, net                                                  (56)            (66)            (73)             (58)
   Income taxes                                                           (44)           (101)           (105)            (114)
   Trust preferred distributions and other                                (11)            (12)            (12)             (12)
   Other                                                                  (41)            (35)            (38)             (41)
                                                                 ------------    ------------    ------------     ------------

Income from continuing operations                                         123             241             476              323
Discontinued operations, net                                               (3)             (1)            (74)              (1)
Cumulative effect of changes in accounting principles, net                (95)             --              --               --
                                                                 ------------    ------------    ------------     ------------

Net income                                                       $         25    $        240    $        402 (a) $        322
                                                                 ============    ============    ============     =============


Basic earnings per common share
   Income from continuing operations                             $        .33    $        .64    $       1.26     $        .85
   Discontinued operations, net                                          (.01)             --            (.19)              --
   Cumulative effect of changes in accounting principles, net            (.25)             --              --               --
                                                                 ------------    ------------    ------------     ------------

Basic earnings per common share                                  $        .07    $        .64    $       1.07     $        .85
                                                                 ============    ============    ============     ============


Diluted earnings per common share
   Income from continuing operations                             $        .33    $        .63    $       1.25     $        .84
   Discontinued operations, net                                          (.01)             --            (.19)              --
   Cumulative effect of changes in accounting principles, net            (.25)             --              --               --
                                                                 ------------    ------------    ------------     ------------

Diluted earnings per common share                                $        .07    $        .63    $       1.06     $        .84
                                                                 ============    ============    ============     ============


Dividends per common share                                       $        .25    $        .25    $        .25     $        .25
                                                                 ============    ============    ============     ============


Market price per common share
   High                                                          $      29.19    $      30.75    $      30.08     $      30.74
   Low                                                           $      24.29    $      28.05    $      22.98     $      26.47
=============================================================    ============    ============    ============     ============

(a) Includes $164 million net of tax gain related to the sale of the investment in Equistar.

2001 QUARTERLY FINANCIAL DATA (Unaudited)       Occidental Petroleum Corporation
In millions, except per-share amounts                           and Subsidiaries

Three months ended                                                 MARCH 31       JUNE 30      SEPTEMBER 30     DECEMBER 31
=============================================================     ==========     =========     ============     ===========
Segment net sales
   Oil and gas                                                    $    1,620     $   1,439     $      1,251     $       824
   Chemical                                                              831           845              732             560
                                                                  ----------     ---------     ------------     -----------
Net sales                                                         $    2,451     $   2,284     $      1,983     $     1,384
                                                                  ==========     =========     ============     ===========


Gross profit                                                      $    1,183     $   1,087     $        864     $       413
                                                                  ==========     =========     ============     ===========

Segment earnings(loss)
   Oil and gas                                                    $      946     $     806     $        927     $       166
   Chemical                                                              (79)           54               38            (412)
                                                                  ----------     ---------     ------------     -----------
                                                                         867           860              965           (246)
Unallocated corporate items
   Interest expense, net                                                 (79)          (71)             (60)           (62)
   Income taxes                                                         (174)         (247)            (128)           190
   Trust preferred distributions and other                               (16)          (14)             (13)           (13)
   Other                                                                 (89)          (57)            (321)          (113)
                                                                  ----------     ---------     ------------     -----------

Income from continuing operations                                        509           471              443            (244)
Discontinued operations, net                                              (1)            2                1              (3)
Cumulative effect of changes in accounting principles, net               (24)           --               --              --
                                                                  ----------     ---------     ------------     -----------

Net income                                                        $      484 (a) $     473     $        444 (b) $      (247) (c)
                                                                  ==========     =========     ============     ===========


Basic earnings per common share
   Income from continuing operations                              $     1.37     $    1.27     $       1.19     $      (.65)
   Discontinued operations, net                                           --            --               --            (.01)
   Cumulative effect of changes in accounting principles, net           (.06)           --               --              --
                                                                  ----------     ---------     ------------     -----------
Basic earnings per common share                                   $     1.31     $    1.27     $       1.19     $      (.66)
                                                                  ==========     =========     ============     ===========


Diluted earnings per common share
   Income from continuing operations                              $     1.36     $    1.26     $       1.18     $      (.65)
   Discontinued operations, net                                           --            --               --            (.01)
   Cumulative effect of changes in accounting principles, net           (.06)           --               --              --
                                                                  ----------     ---------     ------------     -----------
Diluted earnings per common share                                 $     1.30     $    1.26     $       1.18     $      (.66)
                                                                  ==========     =========     ============     ===========


Dividends per common share                                        $      .25     $     .25     $        .25     $       .25
                                                                  ==========     =========     ============     ===========


Market price per common share
   High                                                           $    26.39     $   31.08     $      28.55     $     26.93
   Low                                                            $    22.10     $   24.39     $      21.90     $     23.56
=============================================================     ==========     =========     ============     ===========

(a)  Includes a $70 million pre-tax gain on the settlement of a state-tax issue.
(b) Includes a $399 million after-tax gain from the sale of interest in the Tangguh LNG project and an after-tax loss of $272 million from the sale of a pipeline-owning entity.
(c)  Includes a $412 million pre-tax writedown of the Equistar investment.

SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

     The following tables set forth Occidental's net interests in quantities of proved developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities. Crude oil reserves (in millions of barrels) include condensate. The reserves are stated after applicable royalties. Estimates of reserves have been made by Occidental engineers. These estimates include reserves in which Occidental holds an economic interest under production-sharing contracts and other economic arrangements.

OIL RESERVES
In millions of barrels

                                                             Consolidated Subsidiaries
                                             --------------------------------------------------------
                                                                           Middle East
                                                                            and Other
                                                United         Latin         Eastern                        Other          Total
                                                States        America       Hemisphere       Total       Interests(a)    Worldwide
=========================================    ===========    ===========    ===========    ===========    ===========    ===========
PROVED DEVELOPED AND UNDEVELOPED RESERVES

BALANCE AT DECEMBER 31, 1999                         464            247            273            984             53          1,037
   Revisions of previous estimates                    29             12             21             62              1             63
   Improved recovery                                  41             --              1             42             --             42
   Extensions and discoveries                         24              6              7             37             (1)            36
   Purchases of proved reserves                      881             19             --            900             --            900
   Sales of proved reserves                          (30)          (120)            --           (150)            --           (150)
   Production (c)                                    (63)           (20)           (34)          (117)            (8)          (125)
-----------------------------------------    -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2000 (B)                   1,346            144            268          1,758             45          1,803
   Revisions of previous estimates                   (14)            10             25             21              8             29
   Improved recovery                                  92             --             47            139             --            139
   Extensions and discoveries                         22             10             24             56             --             56
   Purchases of proved reserves                        3             --             --              3             --              3
   Sales of proved reserves                           --             --             --             --             --             --
   Production (c)                                    (78)           (12)           (34)          (124)            (9)          (133)
-----------------------------------------    -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2001 (B)                   1,371            152            330          1,853             44          1,897
   Revisions of previous estimates                    28             13            (28)            13             (1)            12
   Improved recovery                                  69              1             42            112              5            117
   Extensions and discoveries                         22             11              7             40             --             40
   Purchases of proved reserves                       51             --              5             56              2             58
   Sales of proved reserves                           (4)            --             --             (4)            --             (4)
   Production                                        (85)           (19)           (38)          (142)            (8)          (150)
-----------------------------------------    -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2002 (B)                   1,452            158            318          1,928             42          1,970
=========================================    ===========    ===========    ===========    ===========    ===========    ===========

PROVED DEVELOPED RESERVES

   December 31, 1999                                 339            162            195            696             41            737
                                             ===========    ===========    ===========    ===========    ===========    ===========

   December 31, 2000                               1,079             90            205          1,374             36          1,410
                                             ===========    ===========    ===========    ===========    ===========    ===========

   December 31, 2001                               1,106             91            240          1,437             35          1,472
                                             ===========    ===========    ===========    ===========    ===========    ===========

   DECEMBER 31, 2002                               1,183             85            240          1,508             34          1,542
=========================================    ===========    ===========    ===========    ===========    ===========    ===========

(a) Includes reserves applicable to equity investees in Russia and Yemen, partially offset by minority interests for a Colombian affiliate.
(b) Includes proved reserves from production-sharing contracts in the Middle East and Other Eastern Hemisphere and from other economic arrangements in the United States, in million barrels of oil as follows:

                                                                        2002        2001        2000
          ==================================================     ==========     ==========     ==========
          United States                                                  94             99             87
          Middle East and Other Eastern Hemisphere                      304            321            258
          Other Interests                                                 2             --             --
          --------------------------------------------------     ----------     ----------     ----------

(c) Production excludes 3.1 million barrels for 2001 and 3.2 million barrels for 2000, which were subject to volumetric production payments.

GAS RESERVES
In billions of cubic feet

                                                            Consolidated Subsidiaries
                                            ---------------------------------------------------------
                                                                           Middle East
                                                                            and Other
                                               United          Latin         Eastern                        Other          Total
                                               States         America     Hemisphere(c)      Total      Interests(b)     Worldwide
=========================================   ============   ============   ============   ============   ============   ============
PROVED DEVELOPED AND UNDEVELOPED RESERVES

BALANCE AT DECEMBER 31, 1999                       1,806             --             86          1,892             --          1,892
    Revisions of previous estimates                  179             --             44            223             --            223
    Improved recovery                                 25             --             --             25             --             25
    Extensions and discoveries                       108             --              4            112             --            112
    Purchases of proved reserves                     417             --             --            417             --            417
    Sales of proved reserves                        (200)            --             --           (200)            --           (200)
    Production (a)                                  (241)            --            (18)          (259)            --           (259)
-----------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 2000                       2,094             --            116          2,210             --          2,210
    Revisions of previous estimates                  (53)            --              4            (49)            --            (49)
    Improved recovery                                 23             --             --             23             --             23
    Extensions and discoveries                       118             --              4            122             --            122
    Purchases of proved reserves                       4             --             --              4             --              4
    Sales of proved reserves                          (1)            --             --             (1)            --             (1)
    Production (a)                                  (223)            --            (18)          (241)            --           (241)
-----------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 2001                       1,962             --            106          2,068             --          2,068
    Revisions of previous estimates                  (39)            --            (15)           (54)            --            (54)
    Improved recovery                                 39             --            112            151             --            151
    Extensions and discoveries                        57             --              3             60             --             60
    Purchases of proved reserves                      14             --             45             59             --             59
    Sales of proved reserves                          (6)            --             --             (6)            --             (6)
    Production (a)                                  (206)            --            (23)          (229)            --           (229)
-----------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 2002                       1,821             --            228          2,049             --          2,049
=========================================   ============   ============   ============   ============   ============   ============

PROVED DEVELOPED RESERVES

    December 31, 1999                              1,670             --             61          1,731             --          1,731
                                            ============   ============   ============   ============   ============   ============

    December 31, 2000                              1,814             --             84          1,898             --          1,898
                                            ============   ============   ============   ============   ============   ============

    December 31, 2001                              1,718             --             89          1,807             --          1,807
                                            ============   ============   ============   ============   ============   ============

    DECEMBER 31, 2002                              1,630             --            110          1,740             --          1,740
=========================================   ============   ============   ============   ============   ============   ============

(a) Production excludes 25.3 bcf, 28.0 bcf and 15.0 bcf subject to volumetric production payments for the years 2002, 2001 and 2000, respectively.
(b) There were no gas reserves associated with equity investees in Russia or Yemen.
(c) Includes proved reserves from production-sharing contracts in the Middle East and Other Eastern Hemisphere of 106 bcf in 2002.

STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS
     For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices to Occidental's share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 percent discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at each of December 31, 2002, 2001 and 2000. However, such arbitrary assumptions have not necessarily proven to be the case in the past. Other assumptions of equal validity would give rise to substantially different results.
     The year-end prices used to calculate future cash flows vary by producing area and market conditions. For the 2002, 2001 and 2000 disclosures, the West Texas Intermediate oil prices used were $31.17/bbl, $19.84/bbl and $26.80/bbl, respectively. The NYMEX gas prices used for the 2002, 2001 and 2000 disclosures were $4.75/MMBtu, $2.57/MMBtu and $9.78/MMBtu, respectively.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
In millions

                                                                         Consolidated Subsidiaries
                                                       ------------------------------------------------------------
                                                                                        Middle East
                                                                                         and Other
                                                          United           Latin          Eastern                          Other
                                                          States          America       Hemisphere         Total       Interests(a)
===================================================    ============    ============    ============    ============    ============
AT DECEMBER 31, 2002
   Future cash flows                                   $     46,806    $      3,407    $      9,183    $     59,396    $        429
   Future costs
      Production costs and other operating expenses         (18,288)           (907)         (2,329)        (21,524)           (286)
      Development costs (b)                                  (1,997)           (165)           (997)         (3,159)            (40)
                                                       ------------    ------------    ------------    ------------    ------------

   FUTURE NET CASH FLOWS BEFORE INCOME TAXES                 26,521           2,335           5,857          34,713             103
   Future income tax expense                                 (7,929)           (906)           (523)         (9,358)             --
                                                       ------------    ------------    ------------    ------------    ------------

   FUTURE NET CASH FLOWS                                     18,592           1,429           5,334          25,355             103
   Ten percent discount factor                              (10,342)           (440)         (2,144)        (12,926)            (22)
                                                       ------------    ------------    ------------    ------------    ------------

   STANDARDIZED MEASURE                                $      8,250    $        989    $      3,190    $     12,429    $         81
===================================================    ============    ============    ============    ============    ============
AT DECEMBER 31, 2001
   Future cash flows                                   $     28,146    $      2,259    $      6,010    $     36,415    $        469
   Future costs
      Production costs and other operating expenses         (14,404)           (868)         (1,882)        (17,154)           (321)
      Development costs (b)                                  (2,282)           (204)           (575)         (3,061)            (32)
                                                       ------------    ------------    ------------    ------------    ------------

   FUTURE NET CASH FLOWS BEFORE INCOME TAXES                 11,460           1,187           3,553          16,200             116
   Future income tax expense                                 (2,224)           (483)           (396)         (3,103)            (26)
                                                       ------------    ------------    ------------    ------------    ------------

   FUTURE NET CASH FLOWS                                      9,236             704           3,157          13,097              90
   Ten percent discount factor                               (5,088)           (199)         (1,276)         (6,563)            (22)
                                                       ------------    ------------    ------------    ------------    ------------

   STANDARDIZED MEASURE                                $      4,148    $        505    $      1,881    $      6,534    $         68
===================================================    ============    ============    ============    ============    ============
AT DECEMBER 31, 2000
   Future cash flows                                   $     53,195    $      2,923    $      6,207    $     62,325    $        482
   Future costs
      Production costs and other operating expenses         (13,236)           (823)         (1,599)        (15,658)           (130)
      Development costs (b)                                  (1,962)            (51)           (490)         (2,503)            (45)
                                                       ------------    ------------    ------------    ------------    ------------

   FUTURE NET CASH FLOWS BEFORE INCOME TAXES                 37,997           2,049           4,118          44,164             307
   Future income tax expense                                (11,023)           (969)           (468)        (12,460)            (82)
                                                       ------------    ------------    ------------    ------------    ------------

   FUTURE NET CASH FLOWS                                     26,974           1,080           3,650          31,704             225
   Ten percent discount factor                              (14,608)           (408)         (1,508)        (16,524)            (61)
                                                       ------------    ------------    ------------    ------------    ------------

   STANDARDIZED MEASURE                                $     12,366    $        672    $      2,142    $     15,180    $        164
===================================================    ============    ============    ============    ============    ============

(a) Includes future net cash flows applicable to equity investees in Russia and Yemen, partially offset by minority interests for a Colombian affiliate.
(b)  Includes dismantlement and abandonment costs.

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS FROM PROVED RESERVE QUANTITIES
In millions

For the years ended December 31,                                                                       2002      2001      2000
===================================================================================================  =======   =======   =======
BEGINNING OF YEAR                                                                                    $ 6,534   $15,180   $ 7,249
                                                                                                     -------   -------   -------

  Sales and transfers of oil and gas produced, net of production costs and other operating expenses   (2,910)   (3,383)   (3,455)
  Net change in prices received per barrel, net of production costs and other operating expenses       9,731   (12,737)    6,196
  Extensions, discoveries and improved recovery, net of future production and development costs        1,496     1,238     1,222
  Change in estimated future development costs                                                          (538)     (931)      (78)
  Revisions of quantity estimates                                                                        (87)       58     1,315
  Development costs incurred during the period                                                           954       902       569
  Accretion of discount                                                                                  757     1,895       768
  Net change in income taxes                                                                          (2,820)    4,138    (3,993)
  Purchases and sales of reserves in place, net                                                          522        19     5,928
  Changes in production rates and other                                                               (1,210)      155     (541)
                                                                                                     -------   -------   -------

NET CHANGE                                                                                             5,895    (8,646)    7,931
                                                                                                     -------   -------   -------

END OF YEAR                                                                                          $12,429   $ 6,534   $15,180
===================================================================================================  =======   =======   =======


AVERAGE SALES PRICES AND AVERAGE PRODUCTION COSTS OF OIL AND GAS
     The following table sets forth, for each of the three years in the period ended December 31, 2002, Occidental's approximate average sales prices and average production costs of oil and gas. Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, treating, primary processing, field storage, property taxes and insurance on proved properties, but do not include depreciation, depletion and amortization, royalties, income taxes, interest, general and administrative and other expenses.

                                                                 Consolidated Subsidiaries
                                                    ---------------------------------------------------
                                                                            Middle East
                                                                             and Other
                                                    United     Latin          Eastern                         Other         Total
                                                    States   America (a)   Hemisphere (a,b)      Total    Interests (c)   Worldwide
=================================================   ======   ===========   ================     =======   =============   =========
2002
  Oil -- Average sales price ($/bbl.)               $23.47   $     23.14   $          24.01 (d) $ 23.56   $       14.80   $   22.91
  Gas -- Average sales price ($/Mcf)                $ 2.89   $        --   $           2.08     $  2.81   $          --   $    2.81

  Average oil and gas production cost ($/bbl.)(b)   $ 6.12   $      4.72   $           3.85     $  5.46   $        7.30   $    5.54
-------------------------------------------------   ------   -----------   ----------------     -------   -------------   ---------

2001
  Oil -- Average sales price ($/bbl.)               $21.74   $     20.10   $          22.97 (d) $ 21.91   $       15.57   $   21.41
  Gas -- Average sales price ($/Mcf)                $ 6.40   $        --   $           2.29     $  6.09   $          --   $    6.09

  Average oil and gas production cost ($/bbl.)(b)   $ 6.31   $      5.51   $           3.29     $  5.60   $        7.39   $    5.70
-------------------------------------------------   ------   -----------   ----------------     -------   -------------   ---------

2000
  Oil -- Average sales price ($/bbl.)               $26.66   $     26.07   $          26.92 (d) $ 26.62   $       18.60   $   25.99
  Gas -- Average sales price ($/Mcf)                $ 3.66   $        --   $           1.99     $  3.53   $          --   $    3.53

  Average oil and gas production cost ($/bbl.)(b)   $ 4.97   $      3.64   $           2.87     $  4.33   $        8.01   $    4.50
-------------------------------------------------   ------   -----------   ----------------     -------   -------------   ---------

(a) Sales prices include royalties with respect to certain of Occidental's interests.
(b) Natural gas volumes have been converted to equivalent barrels based on energy content of six Mcf of gas to one barrel of oil.
(c) Includes prices and costs applicable to equity investees in Russia and Yemen.
(d)  Excludes implied taxes.

NET PRODUCTIVE AND DRY -- EXPLORATORY AND DEVELOPMENT WELLS COMPLETED
     The following table sets forth, for each of the three years in the period ended December 31, 2002, Occidental's net productive and dry-exploratory and development wells completed.

                                               Consolidated Subsidiaries
                           -----------------------------------------------------------------
                                                              Middle East
                                                               and Other
                               United            Latin           Eastern                            Other            Total
                               States           America        Hemisphere          Total        Interests (a)      Worldwide
========================   ==============   ==============   ==============   ==============   ==============   ==============
2002
   Oil -- Exploratory                 2.9              1.2              3.8              7.9               --              7.9
          Development               258.5             16.8             60.8            336.1              8.6            344.7
   Gas -- Exploratory                  --               --              0.5              0.5               --              0.5
          Development                17.9               --              0.6             18.5               --             18.5
   Dry -- Exploratory                 5.1              1.2              2.1              8.4               --              8.4
          Development                20.8              1.1              0.8             22.7             (0.1)            22.6
------------------------   --------------   --------------   --------------   --------------   --------------   --------------

2001
   Oil -- Exploratory                 3.0               --              3.1              6.1               --              6.1
          Development               432.1             15.1             47.9            495.1             11.4            506.5
   Gas -- Exploratory                 7.8               --               --              7.8               --              7.8
          Development                38.1               --               .5             38.6               --             38.6
   Dry -- Exploratory                10.1              1.2              1.8             13.1             (0.3)            12.8
          Development                34.7               --               .3             35.0               --             35.0
------------------------   --------------   --------------   --------------   --------------   --------------   --------------

2000
   Oil -- Exploratory                 1.6              1.5               --              3.1             (0.2)             2.9
          Development               273.9              9.1            115.5            398.5              2.5            401.0
   Gas -- Exploratory                 3.4               --              0.6              4.0               --              4.0
          Development                32.9               --              4.3             37.2               --             37.2
   Dry -- Exploratory                 1.2              2.7              1.0              4.9               --              4.9
          Development                25.3               --              0.7             26.0              0.5             26.5
------------------------   --------------   --------------   --------------   --------------   --------------   --------------

(a) Includes amounts applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.

PRODUCTIVE OIL AND GAS WELLS
     The following table sets forth, as of December 31, 2002, Occidental's productive oil and gas wells (both producing wells and wells capable of production). The numbers in parentheses indicate the number of wells with multiple completions.

                                                 Consolidated Subsidiaries
                             -----------------------------------------------------------------
                                                                Middle East
                                                                 and Other
                                 United            Latin           Eastern                            Other            Total
Wells at December 31, 2002       States           America        Hemisphere          Total        Interests (c)      Worldwide
==========================   ==============   ==============   ==============   ==============   ==============   ==============
Oil -- Gross (a)             16,586   (393)      272    (--)      696    (21)   17,554   (414)      421    (49)   17,975   (463)
       Net (b)               10,723   (287)      142    (--)      374    (21)   11,239   (308)      199    (25)   11,438   (333)
Gas -- Gross (a)              2,399    (50)       --    (--)       41     (1)    2,440    (51)        2    (--)    2,442    (51)
       Net (b)                2,014    (33)       --    (--)       13     (1)    2,027    (34)        1    (--)    2,028    (34)
--------------------------   --------------   --------------   --------------   --------------   --------------   --------------

(a)  The total number of wells in which interests are owned.
(b)  The sum of fractional interests.
(c) Includes amounts applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.

PARTICIPATION IN EXPLORATORY AND DEVELOPMENT WELLS BEING DRILLED
     The following table sets forth, as of December 31, 2002, Occidental's participation in exploratory and development wells being drilled.

                                                             Consolidated Subsidiaries
                                             ---------------------------------------------------------
                                                                            Middle East
                                                                             and Other
                                                United          Latin         Eastern                        Other          Total
Wells at December 31, 2002                      States         America      Hemisphere        Total      Interests(a)     Worldwide
==========================================   ============   ============   ============   ============   ============   ============
Exploratory and development wells -- Gross             31              4             10             45             --             45
                                     Net               20              2              5             27             --             27
------------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------

(a) Includes amounts applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.

     At December 31, 2002, Occidental was participating in 95 pressure maintenance projects in the United States, 5 in Latin America and 20 in the Eastern Hemisphere.


OIL AND GAS ACREAGE
     The following table sets forth, as of December 31, 2002, Occidental's holdings of developed and undeveloped oil and gas acreage.

                                                          Consolidated Subsidiaries
                                          ---------------------------------------------------------
                                                                         Middle East
                                                                          and Other
                                             United          Latin         Eastern                        Other          Total
Thousands of acres at December 31, 2002      States         America      Hemisphere        Total      Interests(e)     Worldwide
=======================================   ============   ============   ============   ============   ============   ============
Developed (a)   -- Gross (b)                     3,836             20          1,676          5,532             15          5,547
                   Net (c)                       2,782             11            501          3,294              8          3,302
---------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------
Undeveloped (d) -- Gross (b)                     1,463          7,882         21,831         31,176              6         31,182
                   Net (c)                       1,092          6,509          9,661         17,262           (717)        16,545
---------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------

(a)  Acres spaced or assigned to productive wells.
(b)  Total acres in which interests are held.
(c) Sum of the fractional interests owned based on working interests, or interests under production-sharing contracts and other economic arrangements.
(d) Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether the acreage contains proved reserves.
(e) Includes amounts applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.

OIL AND NATURAL GAS PRODUCTION PER DAY
     The following table sets forth, for each of the three years in the period ended December 31, 2002, Occidental's oil, NGL and natural gas production per day.

                                                               2002           2001           2000
=======================================================     ==========     ==========     ==========
   United States
      Crude oil and liquids (MBL)
         California                                                 86             76             70
         Permian                                                   142            137            101
         U.S. Other                                                  4             --              1
                                                            ----------     ----------     ----------
            TOTAL                                                  232            213            172

      Natural Gas (MMCF)
         California                                                286            303            306
         Hugoton                                                   148            159            168
         Permian                                                   130            148            119
         Other                                                      --             --             66
                                                            ----------     ----------     ----------
            TOTAL                                                  564            610            659

   Latin America
      Crude oil (MBL)
         Colombia                                                   40             21             37
         Ecuador                                                    13             13             17
                                                            ----------     ----------     ----------
            TOTAL                                                   53             34             54

   Middle East and Other Eastern Hemisphere
      Crude oil (MBL)
         Oman                                                       13             12              9
         Pakistan                                                   10              7              6
         Qatar                                                      42             43             49
         Yemen                                                      37             33             32
                                                            ----------     ----------     ----------
            TOTAL                                                  102             95             96

      Natural Gas (MMCF)
         Pakistan                                                   63             50             49

Barrels of Oil Equivalent (MBOE)
--------------------------------
Consolidated subsidiaries                                          492            452            440
      Colombia - minority interest                                  (5)            (3)            (5)
      Russia - Occidental net interest                              27             27             26
      Yemen - Occidental net interest                                1             --             --
                                                            ----------     ----------     ----------

Other interests                                                     23             24             21
                                                            ----------     ----------     ----------

Total worldwide production                                         515            476            461
=======================================================     ==========     ==========     ==========

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                                              Occidental Petroleum Corporation
In millions                                                                                                  and Subsidiaries


                                                                                Additions
                                                                         -----------------------
                                                           Balance at    Charged to   Charged to                   Balance at
                                                            Beginning     Costs and      Other                       End of
                                                            of Period     Expenses     Accounts    Deductions        Period
=========================================================   ==========   ==========   ==========   ==========      ==========
2002
   Allowance for doubtful accounts                          $       35   $       --   $       --   $       (7)     $       28
                                                            ==========   ==========   ==========   ==========      ==========

   Environmental                                            $      454   $       25   $       --   $      (86)(a)  $      393
   Foreign and other taxes, litigation and other reserves          930            8          193          (27)          1,104
                                                            ----------   ----------   ----------   ----------      ----------

                                                            $    1,384   $       33   $      193   $     (113)     $    1,497 (b)
=========================================================   ==========   ==========   ==========   ==========      ==========

2001
   Allowance for doubtful accounts                          $       25   $       12   $       --   $       (2)     $       35
                                                            ==========   ==========   ==========   ==========      ==========

   Environmental                                            $      402   $      111   $       16   $      (75)(a)  $      454
   Foreign and other taxes, litigation and other reserves        1,001           10           27         (108)(c)         930
                                                            ----------   ----------   ----------   ----------      ----------

                                                            $    1,403   $      121   $       43   $     (183)     $    1,384 (b)
=========================================================   ==========   ==========   ==========   ==========      ==========

2000
   Allowance for doubtful accounts                          $       24   $        2   $       --   $       (1)     $       25
                                                            ==========   ==========   ==========   ==========      ==========

   Environmental                                            $      454   $        2   $       31   $      (85)(a)  $      402
   Foreign and other taxes, litigation and other reserves          857           42          231         (129)(d)       1,001
                                                            ----------   ----------   ----------   ----------      ----------

                                                            $    1,311   $       44   $      262   $     (214)     $    1,403 (b)
=========================================================   ==========   ==========   ==========   ==========      ==========

(a)  Primarily represents payments.
(b) Of these amounts, $160 million, $165 million and $143 million in 2002, 2001 and 2000, respectively, is classified as current.
(c) Included a reclassification of $46 million to the "Deferred and other domestic and foreign income taxes" account.
(d) Included a $52 million credit to the consolidated income statement, which reflects a reduction in abandonment liabilities, mainly from the GOM transactions discussed in Note 3.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    Not applicable.

PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     There is hereby incorporated by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" in Occidental's definitive proxy statement filed in connection with its April 25, 2003, Annual Meeting of Stockholders (the "2003 Proxy Statement"). See also the list of Occidental's executive officers and related information under "Executive Officers of the Registrant" in Part I hereof.

ITEM 11   EXECUTIVE COMPENSATION
     There is hereby incorporated by reference the information appearing under the captions "Executive Compensation" (excluding, however, the information appearing under the subcaptions "Report of the Compensation Committee" and "Performance Graph") and "Election of Directors -- Information Regarding the Board of Directors and Its Committees" in the 2003 Proxy Statement.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     There is hereby incorporated by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Not applicable.

ITEM 14  CONTROLS AND PROCEDURES
     Within 90 days before filing this Annual Report, Occidental's Chief Executive Officer and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental's periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, Occidental's Chief Executive Officer and Chief Financial Officer concluded that Occidental's disclosure controls and procedures are effective. (See Signatures and Certifications following Exhibits).

     There have been no significant changes in Occidental's internal controls or in other factors that could significantly affect internal controls after the date Occidental carried out its evaluation.

PART IV

ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2). FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

(a) (3). EXHIBITS
   3.(I)*      Restated Certificate of Incorporation of Occidental, dated
               November 12, 1999 (filed as Exhibit 3.(i) to the Annual Report on
               Form 10-K of Occidental for the fiscal year ended December 31,
               1999, File No. 1-9210).
   3.(I)(A)*   Certificate of Change of Location of Registered Office and of
               Registered Agent, dated July 6, 2001. (filed as Exhibit 3.1(i) to the Registration Statement on Form S-3 of Occidental, File No.
               333-82246).
   3.(II)      Bylaws of Occidental, as amended through February 13, 2003.
   4.1*        Occidental Petroleum Corporation Five-Year Credit Agreement,
               dated as of January 4, 2001 among Occidental, Chase Securities
               Inc. and Banc of America Securities, LLC, as Co-Lead Arrangers,
               The Chase Manhattan Bank, as Syndication Agent, Bank of America,
               N.A. and ABN Amro Bank N.V., as Co-Documentation Agents, and The
               Bank of Nova Scotia, as Administrative Agent (filed as Exhibit
               4.1 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
   4.2*        Indenture (Senior Debt Securities), dated as of April 1, 1998, between Occidental and The Bank of New York, as Trustee (filed as
               Exhibit 4 to the Registration Statement on Form S-3 of
               Occidental, File No. 333-52053).

----------------------------------
*Incorporated herein by reference.

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

     All of the Exhibits numbered 10.1 to 10.49 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(c) of Form 10-K.

  10.1* Employment Agreement, dated as of December 13, 2001, between Occidental and J. Roger Hirl (filed as Exhibit 10.1 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2001, File No, 1-9210).
  10.2* Employment Agreement, dated as of November 17, 2000, between Occidental and Dr. Ray R. Irani (filed as Exhibit 10.2 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
  10.3* Employment Agreement, dated as of November 17, 2000, between Occidental and Dr. Dale R. Laurance (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
  10.4* Employment Agreement, dated as of November 17, 2000, between Occidental and Stephen I. Chazen (filed as Exhibit 10.4 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
  10.5* Employment Agreement, dated April 3, 1998, between Occidental and Donald P. de Brier (filed as Exhibit 10.7 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).
  10.6* Amendment, dated November 17, 2000, to Employment Agreement, dated April 3, 1998, between Occidental and Donald P. de Brier (filed as Exhibit 10.6 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
  10.7* Form of Indemnification Agreement between Occidental and each of its directors and certain executive officers (filed as Exhibit B to the Proxy Statement of Occidental for its May 21, 1987, Annual Meeting of Stockholders, File No. 1-9210).
  10.8* Occidental Petroleum Corporation Split Dollar Life Insurance Program and Related Documents (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).
  10.9* Split Dollar Life Insurance Agreement, dated January 24, 2002, by and between Occidental and Donald P. de Brier (filed as Exhibit
               10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2002, File No. 1-9210).
  10.10* Occidental Petroleum Insured Medical Plan, as amended and restated effective April 29, 1994, amending and restating the Occidental Petroleum Corporation Executive Medical Plan (as amended and restated effective April 1, 1993) (filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ending March 31, 1994, File No. 1-9210).
  10.11* Occidental Petroleum Corporation 1987 Stock Option Plan, as amended through September 12, 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2002, File No. 1-9210).
  10.12* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit
               10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
  10.13* Form of Nonqualified Stock Option Agreement, with Stock Appreciation Right, under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
  10.14* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit
               10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).

----------------------------------
*Incorporated herein by reference.

  10.15* Form of Incentive Stock Option Agreement, with Stock Appreciation Right, under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
  10.16 Occidental Petroleum Corporation Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2003.
  10.17* Occidental Petroleum Corporation Senior Executive Deferred Compensation Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit
               10.24 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
  10.18* Occidental Petroleum Corporation Senior Executive Supplemental Life Insurance Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit
               10.25 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
  10.19* Occidental Petroleum Corporation Senior Executive Supplemental Retirement Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.26 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
  10.20* Amendment to Occidental Petroleum Corporation Senior Executive Supplemental Retirement Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1998, File No. 1-9210).
  10.21* Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.27 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
  10.22* Amendment No. 1 to Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan, dated February 28, 2002 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2002, File No. 1-9210).
  10.23* Occidental Petroleum Corporation 1995 Incentive Stock Plan, as amended (filed as Exhibit 10.28 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).
  10.24* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               99.2 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
  10.25* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               99.3 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
  10.26* Form of Stock Appreciation Rights Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               99.4 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
  10.27* Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.5 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
  10.28* Form of Performance Stock Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.6 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
  10.29* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               10.2 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit
               10.1 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.39 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).
  10.30* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               10.3 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit
               10.2 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).
  10.31* Form of Incentive Stock Option Agreement (With Accelerated Performance Vesting) under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).

----------------------------------
*Incorporated herein by reference.

  10.32* Form of Nonqualified Stock Option Agreement (With Accelerated Performance Vesting) under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).
  10.33* Form of 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1997, File No. 1-9210).
  10.34* Form of Amendment to 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation (filed as Exhibit 10.43 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).
  10.35* Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (as amended April 28, 2000) (filed as
               Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2000, File No. 1-9210).
  10.36* Form of Restricted Stock Option Assignment under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 99.2 to the Registration Statement on Form S-8 of Occidental, File No. 333-02901).
  10.37* Occidental Petroleum Corporation 1988 Deferred Compensation Plan (as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended September 30, 1996, File No. 1-9210).
  10.38* Occidental Petroleum Corporation Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 1999, reflecting amendments effective through March 1, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2001, File No. 1-9210).
  10.39* Occidental Petroleum Corporation 2001 Incentive Compensation Plan (as amended through September 12, 2002) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2002, File No. 1-9210).
  10.40* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as
               Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2001, File No. 1-9210).
  10.41* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as
               Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2001, File No. 1-9210).
  10.42* Form of Restricted Common Share Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as
               Exhibit 10.40 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2001, File No. 1-9210).
  10.43* Form of Performance Based Stock Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as
               Exhibit 10.41 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2001, File No. 1-9210).
  10.44* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2002 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, File No. 1-9210).
  10.45* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2002 version) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, File No. 1-9210).
  10.46* Form of Restricted Common Share Agreement (with mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit
               10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, File No. 1-9210).
  10.47 Form of Restricted Common Share Agreement (with mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2002 version).
  10.48*       Occidental Petroleum Corporation Deferred Stock Program (filed as
               Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2002, File No. 1-9210).
  10.49* Occidental Petroleum Corporation Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2001, File No. 1-9210)

----------------------------------
*Incorporated herein by reference.

  10.50*       Purchase and Sale Agreement dated March 7, 2000, by and among
               Amoco D. T. Company, Amoco X. T. Company, Amoco Y. T. Company,
               SWEPI LP, Shell Land & Energy Company, Shell Onshore Ventures
               Inc., Shell K2 Inc., and Shell Everest, Inc., as Sellers, and
               Occidental Petroleum Corporation, as Buyer (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated March 7,
               2000 (date of earliest event reported), filed March 15, 2000,
               File No. 1-9210).
  10.51*       Securities Purchase Agreement, dated as of July 8, 2002, by and between Lyondell Chemical Company and Occidental Chemical Holding
               Corporation (incorporated by reference to Exhibit 10.1 to the
               Current Report on Form 8-K of Occidental dated August 22, 2002
               (date of earliest event reported), filed September 6, 2002, File
               No. 1-9210).
  10.52*       Stockholders Agreement, dated as of August 22, 2002, by and among
               Lyondell Chemical Company and the Stockholders as defined therein
               (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).
  10.53*       Warrant for the Purchase of Shares of Common Stock, issued August
               22, 2002 (incorporated by reference to Exhibit 10.3 to the
               Current Report on Form 8-K of Occidental dated August 22, 2002
               (date of earliest event reported), filed September 6, 2002, File
               No. 1-9210).
  10.54*       Registration Rights Agreement, dated as of August 22, 2002, by and between Occidental Chemical Holding Corporation and Lyondell
               Chemical Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated August 22,
               2002 (date of earliest event reported), filed September 6, 2002,
               File No. 1-9210).
  10.55*       Occidental Partner Sub Purchase Agreement, dated July 8, 2002, by and among Lyondell Chemical Company, Occidental Chemical Holding
               Corporation, Oxy CH Corporation and Occidental Chemical
               Corporation (incorporated by reference to Exhibit 10.5 to the
               Current Report on Form 8-K of Occidental dated August 22, 2002
               (date of earliest event reported), filed September 6, 2002, File
               No. 1-9210).
  12           Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31,
               2002.
  16           Letter from Arthur Andersen LLP to the Securities and Exchange
               Commission dated March 22, 2002 (incorporated by reference to
               Exhibit 16.1 to the Current Report on Form 8-K of Occidental
               dated March 22, 2002 (date of earliest event reported), filed
               March 22, 2002, File No. 1-9210).
  21           List of subsidiaries of Occidental at December 31, 2002.
  23           Independent Auditors' Consent.


(b) REPORTS ON FORM 8-K
During the fourth quarter of 2002, Occidental filed the following Current Reports on Form 8-K:

     1. Current Report on Form 8-K dated October 21, 2002 (date of earliest event reported), filed on October 21, 2002, for the purpose of reporting, under
Item 5, Occidental's results of operations for the third quarter ended September 30, 2002, and under Item 9, speeches and supplemental investor information relating to Occidental's third quarter 2002 earnings announcement (which information under Item 9 shall not be deemed to be filed).

     2. Current Report on Form 8-K dated November 26, 2002 (date of earliest event reported), filed on November 27, 2002, for the purpose of reporting, under
Item 5, Occidental's Dolphin project acquisition and the Rule 10b5-1 plan of Dr. Irani.

During the first quarter of 2003, Occidental filed the following Current Reports on Form 8-K:

     1. Current Report on Form 8-K dated January 29, 2003 (date of earliest event reported), filed on January 29, 2003, for the purpose of reporting, under
Item 5, Occidental's results of operations for the fourth quarter and fiscal year ended December 31, 2002, and under Item 9, speeches and supplemental investor information relating to Occidental's fourth quarter 2002 earnings announcement (which information under Item 9 shall not be deemed to be filed).

----------------------------------
*Incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OCCIDENTAL PETROLEUM CORPORATION


March 4, 2003                          By:          /s/ RAY R. IRANI
                                          --------------------------------------
                                                        Ray R. Irani
                                          Chairman of the Board of Directors and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                           TITLE                    DATE
           ---------                           -----                    ----
      /s/ RAY R. IRANI                Chairman of the Board of      March 4, 2003
-------------------------------         Directors and Chief
          Ray R. Irani                   Executive Officer

   /s/ STEPHEN I. CHAZEN             Executive Vice President -     March 4, 2003
-------------------------------        Corporate Development
       Stephen I. Chazen            and Chief Financial Officer

/s/ SAMUEL P. DOMINICK, JR.              Vice President and         March 4, 2003
-------------------------------          Controller (Chief
    Samuel P. Dominick, Jr.             Accounting Officer)

    /s/ RONALD W. BURKLE                      Director              March 4, 2003
-------------------------------
        Ronald W. Burkle

    /s/ JOHN S. CHALSTY                       Director              March 4, 2003
-------------------------------
        John S. Chalsty

  /s/ EDWARD P. DJEREJIAN                     Director              March 4, 2003
-------------------------------
      Edward P. Djerejian

     /s/ R. CHAD DREIER                       Director              March 4, 2003
-------------------------------
         R. Chad Dreier

     /s/ JOHN E. FEICK                        Director              March 4, 2003
-------------------------------
         John E. Feick

    /s/ DALE R. LAURANCE                      Director              March 4, 2003
-------------------------------
        Dale R. Laurance

           SIGNATURE                           TITLE                    DATE
           ---------                           -----                    ----
    /s/ IRVIN W. MALONEY                      Director              March 4, 2003
-------------------------------
        Irvin W. Maloney

    /s/ RODOLFO SEGOVIA                       Director              March 4, 2003
-------------------------------
        Rodolfo Segovia

    /s/ AZIZ D. SYRIANI                       Director              March 4, 2003
-------------------------------
        Aziz D. Syriani

    /s/ ROSEMARY TOMICH                       Director              March 4, 2003
-------------------------------
        Rosemary Tomich

   /s/ WALTER L. WEISMAN                      Director              March 4, 2003
-------------------------------
       Walter L. Weisman

CERTIFICATIONS
I, Ray R. Irani, certify that:

1. I have reviewed this annual report on Form 10-K of Occidental Petroleum Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 4, 2003



                                   /s/ RAY R. IRANI
                                   --------------------------------------------
                                   Ray R. Irani
                                   Chief Executive Officer

I, Stephen I. Chazen, certify that:

1. I have reviewed this annual report on Form 10-K of Occidental Petroleum Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 4, 2003



                                   /s/ STEPHEN I. CHAZEN
                                   --------------------------------------------
                                   Stephen I. Chazen
                                   Chief Financial Officer