Form 10-Q
period 2003-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2003-05-08
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at March 31, 2003
-------------------------------                ---------------------------------
  Common stock $.20 par value                          379,260,500 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS


                                                                                          PAGE

PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets--
                         March 31, 2003 and December 31, 2002                               2

                    Consolidated Condensed Statements of Income--
                         Three months ended March 31, 2003 and 2002                         4

                    Consolidated Condensed Statements of Cash Flows--
                         Three months ended March 31, 2003 and 2002                         5

                    Notes to Consolidated Condensed Financial Statements                    6

          Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                               13

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk             20

          Item 4.   Controls and Procedures                                                21


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                                      22

          Item 4.   Submission of Matters to a Vote of Security Holders                    22

          Item 6.   Exhibits and Reports on Form 8-K                                       23

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                              (Amounts in millions)

                                                                                           2003           2002
================================================================================     ==========     ==========
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                         $      146     $      146

   Receivables, net                                                                       1,277          1,079

   Inventories                                                                              455            491

   Prepaid expenses and other                                                               165            157
                                                                                     ----------     ----------

      Total current assets                                                                2,043          1,873


LONG-TERM RECEIVABLES, net                                                                  258            275


INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES                                                1,130          1,056


PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation, depletion and amortization of $6,611 at
   March 31, 2003 and $6,395 at December 31, 2002                                        13,124         13,036


OTHER ASSETS                                                                                382            308


                                                                                     ----------     ----------

                                                                                     $   16,937     $   16,548
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                              (Amounts in millions)

                                                                                           2003           2002
================================================================================     ==========     ==========
LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt and capital lease liabilities                $       24     $      206
   Accounts payable                                                                         896            785
   Accrued liabilities                                                                      903          1,107
   Domestic and foreign income taxes                                                        315            137
                                                                                     ----------     ----------

      Total current liabilities                                                           2,138          2,235
                                                                                     ----------     ----------

LONG-TERM DEBT, net of current maturities and unamortized discount                        3,998          3,997
                                                                                     ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred and other domestic and foreign income taxes                                     985            982
   Other                                                                                  2,359          2,228
                                                                                     ----------     ----------

                                                                                          3,344          3,210
                                                                                     ----------     ----------



MINORITY INTEREST                                                                           331            333
                                                                                     ----------     ----------


OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
   TRUST PREFERRED SECURITIES OF A SUBSIDIARY
   TRUST HOLDING SOLELY SUBORDINATED NOTES OF
   OCCIDENTAL                                                                               454            455
                                                                                     ----------     ----------

STOCKHOLDERS' EQUITY
   Common stock, at par value                                                                76             75
   Additional paid-in capital                                                             3,982          3,967
   Retained earnings                                                                      2,628          2,303
   Accumulated other comprehensive income                                                   (14)           (27)
                                                                                     ----------     ----------

                                                                                          6,672          6,318
                                                                                     ----------     ----------

                                                                                     $   16,937     $   16,548
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                 (Amounts in millions, except per-share amounts)

                                                                                           2003           2002
================================================================================     ==========     ==========
REVENUES
   Net sales                                                                         $    2,371     $    1,523
   Interest, dividends and other income                                                      34             25
                                                                                     ----------     ----------
                                                                                          2,405          1,548
                                                                                     ----------     ----------
COSTS AND OTHER DEDUCTIONS
   Cost of sales                                                                          1,298            987
   Selling, general and administrative and other operating expenses                         187            151
   Exploration expense                                                                       28             27
   Interest and debt expense, net                                                           131             74
                                                                                     ----------     ----------
                                                                                          1,644          1,239
                                                                                     ----------     ----------
Income before taxes and other items                                                         761            309
Provision for domestic and foreign income and other taxes                                   333            126
Minority interest                                                                            19             25
Loss from equity investments                                                                 16             35
                                                                                     ----------     ----------
Income from continuing operations                                                           393            123
Discontinued operations, net                                                                 --             (3)
Cumulative effect of changes in accounting principles, net                                  (68)           (95)
                                                                                     ----------     ----------
NET INCOME AND EARNINGS APPLICABLE TO COMMON STOCK                                   $      325     $       25
                                                                                     ==========     ==========

BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                                                 $     1.04     $      .33
   Discontinued operations, net                                                              --           (.01)
   Cumulative effect of changes in accounting principles, net                              (.18)          (.25)
                                                                                     ----------     ----------
Basic earnings per common share                                                      $      .86     $      .07
                                                                                     ==========     ==========

DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations                                                 $     1.03     $      .33
   Discontinued operations, net                                                              --           (.01)
   Cumulative effect of changes in accounting principles, net                              (.18)          (.25)
                                                                                     ----------     ----------
Diluted earnings per common share                                                    $      .85     $      .07
                                                                                     ==========     ==========

DIVIDENDS PER COMMON SHARE                                                           $      .26     $      .25
                                                                                     ==========     ==========

BASIC SHARES OUTSTANDING                                                                  379.1          374.5

DILUTED SHARES                                                                            383.2          376.6
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                              (Amounts in millions)

                                                                                           2003           2002
================================================================================     ==========     ==========
CASH FLOW FROM OPERATING ACTIVITIES
   Income from continuing operations                                                 $      393     $      123
   Adjustments to reconcile income to net cash provided by operating activities:
      Depreciation, depletion and amortization of assets                                    285            261
      Deferred income tax provision                                                          32             28
      Other non-cash charges to income                                                       25             22
      Loss from equity investments                                                           16             35
      Dry hole and impairment expense                                                        15              8
   Changes in operating assets and liabilities                                              (18)          (233)
   Other operating, net                                                                     (74)           (51)
                                                                                     ----------     ----------
      Operating cash flow from continuing operations                                        674            193
      Operating cash flow from discontinued operations                                       --             (4)
                                                                                     ----------     ----------
      Net cash provided by operating activities                                             674            189
                                                                                     ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                    (298)          (254)
   Purchase of businesses, net                                                              (42)            (5)
   Sales of businesses and disposal of property, plant, and equipment, net                    1             --
   Equity investments and other investing, net                                              (87)            79
                                                                                     ----------     ----------
      Investing cash flow from continuing operations                                       (426)          (180)
      Investing cash flow from discontinued operations                                       --             (1)
                                                                                     ----------     ----------
      Net cash used by investing activities                                                (426)          (181)
                                                                                     ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                                             298             --
   Repurchase of Trust Preferred Securities                                                  (1)            (2)
   Purchases for natural gas delivery commitment                                             --            (31)
   Payments on long-term debt and capital lease liabilities                                (482)            (3)
   Proceeds from issuance of common stock                                                     1              6
   Cash dividends paid                                                                      (94)           (94)
   Stock options exercised                                                                   30             12
                                                                                     ----------     ----------
      Net cash used by financing activities                                                (248)          (112)
                                                                                     ----------     ----------

(Decrease) increase in cash and cash equivalents                                             --           (104)

Cash and cash equivalents--beginning of period                                              146            198
                                                                                     ----------     ----------

Cash and cash equivalents--end of period                                             $      146     $       94
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2003

1.   General

     The accompanying unaudited consolidated condensed financial statements have been prepared by Occidental Petroleum Corporation and subsidiaries (Occidental) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental's Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K).

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present Occidental's consolidated financial position as of March 31, 2003, and the consolidated statements of income and cash flows for the three months then ended. The income and cash flows for the period ended March 31, 2003, are not necessarily indicative of the income or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 2003 presentation.

     Refer to Note 1 to the consolidated financial statements in the 2002 Form 10-K for a summary of significant accounting policies, including critical accounting policies.


2.   Accounting Changes

     See Note 7 regarding accounting changes related to asset retirement obligations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. Occidental will adopt this statement in the third quarter of 2003. Occidental is currently evaluating the provisions of this statement to determine its impact on the financial statements.

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. When Occidental adopts the provisions of FIN No. 46 in the third quarter of 2003 for existing entities that are within the scope of this interpretation, Occidental believes that its OxyMar investment will be consolidated. The statement also has disclosure requirements, which Occidental adopted in the 2002 Form 10-K.

     In January 2003, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement were adopted by Occidental in the 2002 Form 10-K. Occidental adopted the measurement provisions of this statement in the first quarter of 2003 and it did not have an effect on the financial statements when adopted.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation (See note 11). The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The statement did not have a material effect on the financial statements.

     Since 1999, Occidental has accounted for certain energy-trading contracts in accordance with Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue No. 98-10 required that all energy-trading contracts must be marked to fair value with gains and losses included in earnings, whether the contracts were derivatives or not. In October 2002, the EITF rescinded EITF Issue No. 98-10 thus precluding mark-to-market accounting for all energy-trading contracts that are not derivatives and fair value accounting for inventories purchased from third parties. Also, the rescission requires derivative gains and losses to be presented net on the income statement, whether or not they are physically settled, if the derivative instruments are held for trading purposes. Occidental adopted this accounting change in the first quarter of 2003 and recorded a cumulative effect of a change in accounting principles charge of approximately $18 million, after tax.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability be recognized for exit and disposal costs only when the liability has been incurred and when it can be measured at fair value. The statement is effective for exit and disposal activities that are initiated after December 31, 2002. Occidental adopted SFAS No. 146 in the first quarter of 2003 and it did not have a material effect on its financial statements.


3.   Comprehensive Income

     The following table presents Occidental's comprehensive income items (in millions):

     Three Months Ended March 31,                                 2003           2002
     ==================================================     ==========     ==========
     Net income                                             $      325     $       25
     Other comprehensive income items
        Foreign currency translation adjustments                     2             --
        Derivative mark-to-market adjustments                      (12)            (2)
        Unrealized gain on securities                               23             --
                                                            ----------     ----------
     Other comprehensive income, net of tax                         13             (2)
                                                            ----------     ----------
     Comprehensive income                                   $      338     $       23
     ==================================================     ==========     ==========

4.   Supplemental Cash Flow Information

     During the three months ended March 31, 2003 and 2002, net cash payments for federal, foreign and state income taxes were approximately $13 million and $3 million, respectively. Interest paid (net of interest capitalized of $1 million and $2 million, respectively) totaled approximately $155 million (including a $61 million debt repayment fee) and $68 million for the three months ended March 31, 2003 and 2002, respectively.


5.   Inventories

     The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

     Balance at                               March 31, 2003           December 31, 2002
     ==============================     ====================     ====================
     Raw materials                           $       59               $       54
     Materials and supplies                         129                      125
     Finished goods                                 274                      319
                                             ----------               ----------
                                                    462                      498
     LIFO adjustment                                 (7)                      (7)
                                             ----------               ----------
     Total                                   $      455               $      491
     ==============================          ==========               ==========


6.   Derivative Activities

     For the three months ended March 31, 2003 and 2002, the results of operations included net pre-tax gains of $21 million and $9 million, respectively, related to derivative mark-to-market adjustments. The amount of interest expense recorded in the income statement was lower by approximately $12.8 million and $10.6 million for the three months ended March 31, 2003 and 2002, respectively, to reflect net pre-tax gains from fair-value hedges.

     The following table summarizes after-tax derivative activity recorded in OCI for the three months ended March 31, 2003 and 2002 (in millions):

                                                                       2003           2002
     =======================================================     ==========     ==========
     Beginning Balance                                           $      (26)    $      (20)
     Losses from changes in current cash flow hedges                    (22)            (2)
     Amount reclassified to income from the expiration of
       cash flow hedges                                                  10             --
                                                                 ----------     ----------
     Ending Balance                                              $      (38)    $      (22)
     =======================================================     ==========     ==========

     During the next twelve months, Occidental expects that $14 million of net derivative after-tax losses included in OCI, based on their valuation at March 31, 2003, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three months ended March 31, 2003 and 2002.


7.   Asset Retirement Obligations

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires companies to recognize the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of its useful life. When the liability is initially recorded, the company capitalizes the cost into property, plant and equipment. Over time, the liability is accreted and the cost is depreciated, both over the asset's useful life. Occidental's asset retirement obligations primarily relate to the cost of plugging and abandoning wells, well-site cleanup, facilities abandonment and environmental closure and post-closure care.

     Occidental adopted SFAS No. 143 in the first quarter of 2003. The initial adoption resulted in an after-tax charge of $50 million, which was recorded as a cumulative effect of a change in accounting principles. The adoption increased net property, plant and equipment by $73 million, increased asset retirement obligations by $151 million and decreased deferred tax liabilities by $28 million. In addition, Occidental recorded a pre-tax charge to income of approximately $3 million in the first quarter of 2003 for the accretion of the liability and $1 million for additional depreciation expense. The pro-forma asset retirement obligation, if the adoption of this statement had occurred on January 1, 2002, would have been $131 million at January 1, 2002 and $151 million at December 31, 2002.

     The following summarizes the activity of the asset retirement obligations (in millions):

     Three Months Ended March 31,                                           2003
     ============================================================     ==========
     Beginning balance                                                $       --
     Cumulative effect of change in accounting principles                    151
     Liabilities settled in the period                                        (3)
     Accretion expense                                                         3
                                                                      ----------
     Ending balance                                                   $      151
     ============================================================     ==========


8.   Environmental Expenditures

     Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. Occidental Petroleum Corporation (OPC) or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at federal Superfund sites and other sites subject to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), comparable state sites and other remediation sites, including Occidental facilities and previously owned sites.

     The following table presents Occidental's environmental remediation reserves at March 31, 2003, grouped by three categories of environmental remediation sites ($ amounts in millions):

                                        # of Sites       Reserve
     ==============================     ==========     ==========
     CERCLA &  Equivalent Sites                126     $      268
     Active Facilities                          14             43
     Closed or Sold Facilities                  43             57
                                        ----------     ----------
          Total                                183     $      368
     ==============================     ==========     ==========

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

     At March 31, 2003, OPC or certain of its subsidiaries have been named in CERCLA or state equivalent proceedings, as shown below ($ amounts in millions):

                                        # of Sites       Reserve
     ==============================     ==========     ==========
     Minimal/No Exposure (a)                   106     $        6
     Reserves between $1-10 MM                  13             56
     Reserves over $10 MM                        7            206
                                        ----------     ----------
          Total                                126     $      268
     ==============================     ==========     ==========

     (a) Includes 33 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 53 sites where Occidental's reserves are less than $50,000 each, and 13 sites where reserves are between $50,000 and $1 million each.

     Refer to Note 8 to the consolidated financial statements in the 2002 Form 10-K for additional information regarding Occidental's environmental expenditures.


9.   Lawsuits, Claims, Commitments, Contingencies and Related Matters

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


10.  Income Taxes

     The provision for taxes based on income for the 2003 and 2002 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income.

11.  Stock-Based Compensation

     Occidental accounts for stock options using the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25 and related interpretations. Under this accounting method, Occidental did not record any compensation expense related to its stock option plans. The following table presents pro-forma information as if Occidental had adopted the provisions of SFAS No. 123 at January 1, 2002 (in millions, except per share amounts):

     Three Months Ended March 31,                                 2003           2002
     ==================================================     ==========     ==========
     Net income                                             $      325     $       25
     Compensation cost under SFAS No. 123, net                       4              5
                                                            ----------     ----------
     Pro-forma net income                                   $      321     $       20
                                                            ==========     ==========

     Basic earnings per share                               $     0.86     $     0.07
     SFAS No. 123 Compensation cost, net per share                0.01           0.02
                                                            ----------     ----------
     Pro-forma basic earnings per share                     $     0.85     $     0.05
                                                            ==========     ==========

     Diluted earnings per share                             $     0.85     $     0.07
     SFAS No. 123 Compensation cost, net per share                0.01           0.02
                                                            ----------     ----------
     Pro-forma diluted earnings per share                   $     0.84     $     0.05
     ==================================================     ==========     ==========


12.  Investments in Unconsolidated Subsidiaries

     The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

     Three Months Ended March 31,                                 2003           2002
     ==================================================     ==========     ==========
     Revenues                                               $      426     $      432
     Costs and expenses                                            442            467
                                                            ----------     ----------
     Net loss from continuing operations                    $      (16)    $      (35)
     ==================================================     ==========     ==========

13.  Industry Segments

     The following table presents Occidental's interim industry segment and corporate disclosures (in millions):


                                                   Oil and Gas        Chemical        Corporate          Total
     ========================================      ===========      ===========      ===========      ===========
     Quarter ended March 31, 2003
        Net sales                                  $     1,553      $       790      $        28 (d)  $     2,371
                                                   ===========      ===========      ===========      ===========
        Pretax operating profit (loss)             $       880      $        38      $      (192)(a)  $       726
        Income taxes                                      (153)              (3)            (177)(b)         (333)
        Cumulative effect of changes in
          accounting principles, net                        --               --              (68)             (68)
                                                   -----------      -----------      -----------      -----------
        Net income (loss)                          $       727      $        35      $      (437)(c)  $       325
     ========================================      ===========      ===========      ===========      ===========
     Quarter ended March 31, 2002
        Net sales                                  $       958      $       565      $        --      $     1,523
                                                   ===========      ===========      ===========      ===========
        Pretax operating profit (loss)             $       390      $       (29)     $      (112)(a)  $       249
        Income taxes                                       (84)              (2)             (40)(b)         (126)
        Discontinued operations, net                        --               --               (3)              (3)
        Cumulative effect of changes in
          accounting principles, net                        --               --              (95)             (95)
                                                   -----------      -----------      -----------      -----------
        Net income (loss)                          $       306      $       (31)     $      (250)     $        25
     ========================================      ===========      ===========      ===========      ===========

     (a) Includes unallocated net interest expense, administration expense and other items.
     (b)  Includes unallocated income taxes.
     (c) Includes a $61 million pre-tax interest charge ($40 million net of tax) to repay a $450 million 6.4 percent senior note issue that had ten years of remaining life, but was subject to remarketing on April 1, 2003.
     (d) During the first quarter of 2003, the Taft cogeneration facility began generating revenue, which is included in the corporate net sales amount.


14.  Subsequent Event

     In April 2003, Occidental exercised its purchase option related to its LaPorte, Texas VCM plant lease for approximately $180 million.

     In April 2003, Occidental announced that it had closed three acquisitions for approximately $235 million in the Permian Basin, adding about 73 million BOE to its proved reserves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Occidental Petroleum Corporation and entities in which it owns a majority voting interest (Occidental) reported net income for the first quarter of 2003 of $325 million, on net sales of $2.4 billion, compared with net income of $25 million, on net sales of $1.5 billion, for the same period of 2002. Basic earnings per common share were $0.86 for the first quarter of 2003, compared with earnings per share of $0.07 for the same period of 2002.

Net income for the first quarter of 2003 included a pre-tax debt repayment charge of $61 million and a $68 million after-tax cumulative effect of a change in accounting principles. Net income for the first quarter of 2002 included a $95 million after-tax cumulative effect of a change in accounting principles and a $3 million after-tax charge for discontinued operations. Net income for the first quarter of 2003, compared to the same period in 2002, reflected higher crude oil and natural gas prices. Additionally, net income in 2003 increased due to higher chemical prices, partially offset by higher energy and raw material costs.

The increase of $848 million in net sales in the first quarter of 2003, compared with the same period in 2002, primarily reflected higher worldwide crude oil, natural gas and chemical prices.

The increase of $311 million in cost of sales for the first quarter of 2003, compared with the same period in 2002, primarily reflected higher energy and raw material costs. The increase of $36 million in selling, general and administrative and other operating expenses for the first quarter of 2003, compared to the same period in 2002, primarily reflected increases in various oil and gas costs, including higher domestic production taxes. Interest and debt expense, net for the first quarter of 2003 included a pre-tax debt repayment charge of $61 million.

SEGMENT OPERATIONS

The following table sets forth the sales and earnings of each industry segment and corporate items (in millions):

                                                                                            Three Months Ended
                                                                                                      March 31
                                                                                     -------------------------
                                                                                           2003           2002
================================================================================     ==========     ==========
NET SALES
 Oil and gas                                                                         $    1,553     $      958
 Chemical                                                                                   790            565
 Corporate and other                                                                         28             --
                                                                                     ----------     ----------

NET SALES                                                                            $    2,371     $    1,523
                                                                                     ==========     ==========
SEGMENT EARNINGS (LOSS)
 Oil and gas                                                                         $      727     $      306
 Chemical                                                                                    35            (31)
                                                                                     ----------     ----------
                                                                                            762            275
UNALLOCATED CORPORATE ITEMS
 Interest expense, net                                                                     (124)           (56)
 Income taxes                                                                              (178)           (44)
 Trust preferred distributions and other                                                    (11)           (11)
 Other                                                                                      (56)           (41)
                                                                                     ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                                           393            123
Discontinued operations, net                                                                 --             (3)
Cumulative effect of changes in accounting principles, net                                  (68)           (95)
                                                                                     ----------     ----------

NET INCOME                                                                           $      325     $       25
================================================================================     ==========     ==========

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


The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate:

                                                                             Three Months Ended March 31
                                                       -------------------------------------------------

(in millions, except per share amounts)                      2003         EPS           2002         EPS
==================================================     ==========   =========      =========   =========
TOTAL REPORTED EARNINGS                                $      325   $    0.86      $      25   $    0.07
                                                       ==========   =========      =========   =========

OIL AND GAS
Segment Earnings                                       $      727                  $     306
No significant items affecting earnings                        --                         --
                                                       ----------                  ---------
Segment Core Earnings                                         727                        306
                                                       ----------                  ---------

CHEMICAL
Segment Earnings (Loss)                                        35                        (31)
No significant items affecting earnings                        --                         --
                                                       ----------                  ---------
Segment Core Earnings (Loss)                                   35                        (31)
                                                       ----------                  ---------

CORPORATE
Results                                                      (437)                      (250)
Less:
   Debt repayment charge                                      (61)                        --
   Tax effect of pre-tax adjustments                           21                         --
   Discontinued operations, net *                              --                         (3)
   Changes in accounting principles, net *                    (68)                       (95)
                                                       ----------                  ---------

TOTAL CORE EARNINGS                                    $      433   $    1.14      $     123   $    0.33
==================================================     ==========   =========      =========   =========

*    These amounts are shown after tax.

OIL AND GAS SEGMENT

                                                                   Three Months Ended
                                                                             March 31
                                                            -------------------------
Summary of Operating Statistics                                   2003           2002
=======================================================     ==========     ==========
NET PRODUCTION PER DAY:
   CRUDE OIL AND NATURAL GAS LIQUIDS (MBL)
     United States                                                 241            233
     Latin America                                                  53             49
     Middle East and Other Eastern Hemisphere                      109            116

   NATURAL GAS (MMCF)
     United States                                                 528            591
     Eastern Hemisphere                                             75             50

BARRELS OF OIL EQUIVALENT (MBOE)
   Consolidated subsidiaries                                       504            505
   Other interests                                                  28             20
                                                            ----------     ----------
   Worldwide production                                            532            525
=======================================================     ==========     ==========

AVERAGE SALES PRICE:
   CRUDE OIL ($/BBL)
     United States                                          $    31.57     $    18.83
     Latin America                                          $    31.23     $    18.25
     Middle East and Other Eastern Hemisphere               $    30.16     $    20.29

   NATURAL GAS ($/MCF)
     United States                                          $     4.30     $     2.38
     Eastern Hemisphere                                     $     1.89     $     2.51
=======================================================     ==========     ==========

Oil and gas earnings for the first quarter of 2003 were $727 million, compared with $306 million for the same period of 2002. The increase of $421 million in earnings for the first quarter of 2003, compared to the first quarter of 2002, reflected higher prices for worldwide crude oil and natural gas.

The increase of $595 million in net sales in the first quarter of 2003, compared with the same period in 2002, primarily reflected higher worldwide crude oil and natural gas prices.

The average West Texas Intermediate price in the first quarter was $33.85 per barrel and the average NYMEX price for natural gas was $4.75 per thousand cubic feet. A change of 10-cents per million BTUs in NYMEX gas prices impacts quarterly oil and gas segment earnings by approximately $5 million while a $1.00 per barrel change in oil prices has a quarterly impact of approximately $31 million. Occidental expects second quarter 2003 production to be approximately 535,000 barrels of oil equivalent (BOE) per day.

CHEMICAL SEGMENT

                                                                   Three Months Ended
                                                                             March 31
                                                            -------------------------
Summary of Operating Statistics                                   2003           2002
=======================================================     ==========     ==========
MAJOR PRODUCT VOLUMES (M TONS)
   Chlorine                                                        686            701
   Caustic Soda                                                    637            574
   Ethylene Dichloride                                             131            152
   PVC Resins                                                    1,063          1,042

MAJOR PRODUCT PRICE INDEX (BASE 1987-1990  = 1.0)
   Chlorine                                                       1.64           0.50
   Caustic Soda                                                   0.81           0.95
   Ethylene Dichloride                                            1.23           0.61
   PVC Resins                                                     0.89           0.54
=======================================================     ==========     ==========

Chemical results for the first quarter of 2003 were earnings of $35 million, compared with a loss of $31 million for the same period of 2002. The increase in earnings for the first quarter of 2003, compared with the same period in 2002, primarily resulted from higher prices for polyvinyl chloride (PVC), chlorine and ethylene dichloride (EDC) and a smaller loss from certain equity investments, partially offset by lower caustic soda prices and higher energy and raw material costs. Additionally, the 2002 chemical earnings include a loss from the Equistar equity investment, which was sold in August 2002. The results from the Lyondell equity investment for the first quarter of 2003 are included in corporate and other results, as discussed below.

The increase of $225 million in net sales in the first quarter of 2003, compared with the same period in 2002, primarily reflected higher prices for PVC, chlorine and EDC and higher sales volume, partially offset by lower prices for caustic soda.

Occidental expects second quarter chemical segment earnings to be between $40 million and $70 million unless energy prices spike in the second quarter as they did in the first quarter.

CORPORATE AND OTHER

During the first quarter of 2003, the Taft cogeneration facility began generating revenue, which is included in the corporate and other net sales amount.

The results from the Lyondell equity investment for the first quarter of 2003 are included in unallocated corporate items - other. Unallocated corporate items
- income taxes exclude U.S. federal income tax charges and credits allocated to the segments and foreign taxes. In the first quarter of 2003, segment earnings benefited by $1 million (all for oil and gas) from credits allocated. In the first quarter of 2002, segment earnings benefited by $5 million from credits allocated: $1 million to oil and gas and $4 million to chemical.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $674 million for the first quarter of 2003, compared with $189 million for the same period of 2002. The increase of $485 million in the 2003 amount is primarily attributable to higher income from continuing operations compared with the first quarter of the prior year. Additionally, changes in operating assets and liabilities reflected significantly increased income tax expense payable in future quarters.

Occidental's net cash used by investing activities was $426 million for the first quarter of 2003, compared with $181 million for the same period of 2002. The 2003 amount includes a deposit for the purchase of Permian assets, advances to equity investees, purchases of equity investee debt and an additional stock purchase of a cost-method investee. The 2002 amount includes the receipt of partial repayments of amounts that were advanced to equity affiliates in prior years. Capital expenditures for the first quarter of 2003 were $298 million, including $225 million in oil and gas and $68 million for chemical. The chemical amount included $44 million related to the exercise of purchase options for certain leased assets. Capital expenditures for the first quarter of 2002 were $254 million, including $228 million in oil and gas.

Occidental's net cash used by financing activities was $248 million in the first quarter of 2003, compared with $112 million for the same period of 2002. The 2003 amount includes net debt payments of approximately $184 million.

Available but unused lines of committed bank credit totaled approximately $1.8 billion at March 31, 2003. Occidental currently expects to spend $1.3 billion on its capital spending program in 2003. Occidental expects to have sufficient cash in 2003 from operations to fund its operating needs, capital expenditure requirements, dividend payments and mandatory debt repayments. If needed, Occidental could access its existing credit facilities.

DERIVATIVE ACTIVITIES

For the three months ended March 31, 2003 and 2002, the results of operations included net pre-tax gains of $21 million and $9 million, respectively, related to derivative mark-to-market adjustments. The amount of interest expense recorded in the income statement was lower by approximately $12.8 million and $10.6 million for the three months ended March 31, 2003 and 2002, respectively, to reflect net pre-tax gains from fair-value hedges.

The following table summarizes after-tax derivative activity recorded in OCI for the three months ended March 31, 2003 and 2002 (in millions):

                                                                     2003         2002
==============================================================     ========     ========
Beginning Balance                                                  $    (26)    $    (20)
(Losses) gains from changes in current cash flow hedges                 (22)          (2)
Amount reclassified to income from the expiration of cash
   flow hedges                                                           10           --
                                                                   --------     --------

Ending Balance                                                     $    (38)    $    (22)
==============================================================     ========     ========

During the next twelve months, Occidental expects that $14 million of net derivative after-tax losses included in OCI, based on their valuation at March 31, 2003, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three months ended March 31, 2003 and 2002.

ENVIRONMENTAL EXPENDITURES

Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. Occidental Petroleum Corporation (OPC) or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at federal Superfund sites and other sites subject to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), comparable state sites and other remediation sites, including Occidental facilities and previously owned sites.

The following table presents Occidental's environmental remediation reserves at March 31, 2003, grouped by three categories of environmental remediation sites ($ amounts in millions):

                                        # of Sites       Reserve
===================================     ==========     ==========
CERCLA &  Equivalent Sites                     126     $      268
Active Facilities                               14             43
Closed or Sold Facilities                       43             57
                                        ----------     ----------
     Total                                     183     $      368
===================================     ==========     ==========

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

At March 31, 2003, OPC or certain of its subsidiaries have been named in CERCLA or state equivalent proceedings, as shown below ($ amounts in millions):

Description                             # of Sites      Reserve
===================================     ==========     ==========
Minimal/No Exposure (a)                        106     $        6
Reserves between $1-10 MM                       13             56
Reserves over $10 MM                             7            206
                                        ----------     ----------
     Total                                     126     $      268
===================================     ==========     ==========

(a) Includes 33 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 53 sites where Occidental's reserves are less than $50,000 each, and 13 sites where reserves are between $50,000 and $1 million each.

Refer to the "Environmental Expenditures" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Form 10-K for additional information regarding Occidental's environmental expenditures.

LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS

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

ACCOUNTING CHANGES

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires companies to recognize the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of its useful life. When the liability is initially recorded, the company capitalizes the cost into property, plant and equipment. Over time, the liability is accreted and the cost is depreciated, both over the asset's useful life. Occidental's asset retirement obligations primarily relate to the cost of plugging and abandoning wells, well-site cleanup, facilities abandonment and environmental closure and post-closure care. Occidental adopted SFAS No. 143 in the first quarter of 2003. The initial adoption resulted in an after-tax charge of $50 million, which was recorded as a cumulative effect of a change in accounting principles. The adoption increased net property, plant and equipment by $73 million, increased asset retirement obligations by $151 million and decreased deferred tax liabilities by $28 million. In addition, Occidental recorded a pre-tax charge to income of approximately $3 million in the first quarter of 2003 for the accretion of the liability and $1 million for additional depreciation expense.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. Occidental will adopt this statement in the third quarter of 2003. Occidental is currently evaluating the provisions of this statement to determine its impact on the financial statements.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. When Occidental adopts the provisions of FIN No. 46 in the third quarter of 2003 for existing entities that are within the scope of this interpretation, Occidental believes that its OxyMar investment will be consolidated. The statement also has disclosure requirements, which Occidental adopted in the 2002 Form 10-K.

In January 2003, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement were adopted by Occidental in the 2002 Form 10-K. Occidental adopted the measurement provisions of this statement in the first quarter of 2003 and it did not have an effect on the financial statements when adopted.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation. The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The statement did not have a material effect on the financial statements.

Since 1999, Occidental has accounted for certain energy-trading contracts in accordance with Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue No. 98-10 required that all energy-trading contracts must be marked to fair value with gains and losses included in earnings, whether the contracts were derivatives or not. In October 2002, the EITF rescinded EITF Issue No. 98-10 thus precluding mark-to-market accounting for all energy-trading contracts that are not derivatives and fair value accounting for inventories purchased from third parties. Also, the rescission requires derivative gains and losses to be presented net on the income statement, whether or not they are physically settled, if the derivative instruments are held for trading purposes. Occidental adopted this accounting change in the first quarter of 2003 and recorded a cumulative effect of a change in accounting principles charge of approximately $18 million, after tax.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability be recognized for exit and disposal costs only when the liability has been incurred and when it can be measured at fair value. The statement is effective for exit and disposal activities that are initiated after December 31, 2002. Occidental adopted SFAS No. 146 in the first quarter of 2003 and it did not have a material effect on its financial statements.

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND FORWARD-LOOKING INFORMATION

Portions of this report contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; competitive pricing pressures; higher-than-expected costs, including feedstocks; crude oil and natural gas prices; chemical prices; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental's production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental's products; any general economic recession or slowdown domestically or internationally; regulatory uncertainties; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency-improvement project, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "will", "anticipate", "plan", "intend", "believe", "expect" or similar expressions that convey the uncertainty of future events or outcomes. Occidental expressly disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended March 31, 2003, there were no material changes in the information required to be provided under Item 305 of Regulation S-X included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) - Derivative Activities and Market Risk" in Occidental's 2002 Annual Report on Form 10-K.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

This item incorporates by reference the information regarding legal proceedings in Note 9 to the consolidated condensed financial statements in Part I of this Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Occidental's 2003 Annual Meeting of Stockholders (the Annual Meeting) was held on April 25, 2003. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

     1. The twelve nominees proposed by Occidental's Board of Directors were elected as directors by the following votes:

                     Name                        For                   Withheld
          -------------------------     --------------------     --------------------
          Ronald W. Burkle                   315,776,240              20,918,014
          John S. Chalsty                    315,619,741              21,074,513
          Edward P. Djerejian                315,663,233              21,031,021
          R. Chad Dreier                     321,257,506              15,436,748
          John E. Feick                      315,478,833              21,215,421
          Dr. Ray R. Irani                   315,276,788              21,417,466
          Dr. Dale R. Laurance               315,562,271              21,131,983
          Irvin W. Maloney                   315,173,873              21,520,381
          Rodolfo Segovia                    315,713,840              20,980,414
          Aziz D. Syriani                    315,319,473              21,374,781
          Rosemary Tomich                    315,250,143              21,444,111
          Walter L. Weisman                  321,497,383              15,196,871

     2. A proposal to ratify the selection of KPMG LLP as Occidental's independent auditors for 2003 was approved. The proposal received 331,716,964 votes for, 2,699,502 votes against and 2,277,788 abstentions.

     3. A proposal to amend the 2001 Incentive Compensation Plan (the Plan), to increase, among other things, the number of shares of Common Stock available for issuance under the Plan was approved. The proposal received 291,134,359 votes for, 38,226,199 votes against and 7,333,696 abstentions.

     4. A stockholder proposal requesting Occidental's Board of Directors to adopt a stockholder vote policy on poison pills was defeated. The proposal received 129,582,911 votes for, 160,188,489 votes against, 8,984,887 abstentions and 37,937,967 broker non-votes.

     5. A stockholder proposal to report on the enforceability of stockholder votes was defeated. The proposal received 28,770,952 votes for, 260,867,748 votes against, 9,117,568 abstentions and 37,937,986 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              3.(i) Restated Certificate of Incorporation of Occidental, dated November 12, 1999 (incorporated by reference to Exhibit 3.(i) to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).

              3.(i)(a) Certificate of Change in Location of Registered Office and of Registered Agent, dated July 6, 2001 (incorporated by reference to Exhibit 3.1(i) to the Registration Statement on Form S-3 of Occidental, File No. 333-82246).

              3.(ii) Bylaws of Occidental, as amended through April 24, 2003 (incorporated by reference to Exhibit 3.(ii) to the Registration Statement on Form S-8 of Occidental, File No. 333-104827).

              10.1 Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (as amended effective April 25, 2003).

              10.2 Occidental Petroleum Corporation 2001 Incentive Compensation Plan (as amended through April 25, 2003) (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Occidental, File No. 333-104827).

              10.3 Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors.

              11 Statement regarding the computation of earnings per share for the three months ended March 31, 2003 and 2002.

              12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2003 and 2002 and the five years ended December 31, 2002.

              99.1       Certifications of CEO and CFO.

         (b)  Reports on Form 8-K

              During the quarter ended March 31, 2003, Occidental filed the following Current Report on Form 8-K:

              1. Current Report on Form 8-K dated January 29, 2003 (date of earliest event reported), filed on January 29, 2003, for the purpose of reporting, under Item 5, Occidental's results of operations for the fourth quarter and fiscal year ended December 31, 2002, and under Item 9, speeches and supplemental investor information relating to Occidental's fourth quarter 2002 earnings announcement.

              From March 31, 2003 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

              1. Current Report on Form 8-K dated April 22, 2003 (date of earliest event reported), filed on April 22, 2003, for the purpose of reporting, under Items 9 and 12, Occidental's results of operations for the first quarter ended March 31, 2003, and speeches and supplemental investor information relating to Occidental's first quarter 2003 earnings announcement.

              2. Current Report on Form 8-K dated April 25, 2003 (date of earliest event reported), filed on April 25, 2003, for the purpose of reporting, under Item 9, a speech made by Dr. Ray
                   R. Irani, Chief Executive Officer, at Occidental's 2003 Annual Meeting of Stockholders.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OCCIDENTAL PETROLEUM CORPORATION


DATE: May 8, 2003             S. P. Dominick, Jr.
                              --------------------------------------------------
                              S. P. Dominick, Jr., Vice President and Controller
                              (Chief Accounting and Duly Authorized Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 8, 2003


                                        Ray R. Irani
                                        ----------------------------------------
                                        Ray R. Irani
                                        Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 8, 2003


                                        Stephen I. Chazen
                                        ----------------------------------------
                                        Stephen I. Chazen
                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBITS
--------

  10.1 Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (as amended effective April 25, 2003).

  10.3 Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors.

  11 Statement regarding the computation of earnings per share for the three months ended March 31, 2003 and 2002.

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2003 and 2002 and the five years ended December 31, 2002.

  99.1    Certifications of CEO and CFO.