Form 10-Q
period 2003-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2003-08-05
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                       Outstanding at June 30, 2003
     ---------------------------------         ----------------------------
        Common stock $.20 par value                 382,767,268 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS


                                                                                     PAGE

PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets --
                         June 30, 2003 and December 31, 2002                           2

                    Consolidated Condensed Statements of Operations--
                         Three and six months ended June 30, 2003 and 2002             4

                    Consolidated Condensed Statements of Cash Flows --
                         Six months ended June 30, 2003 and 2002                       5

                    Notes to Consolidated Condensed Financial Statements               6

          Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                          14

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk        24

          Item 4.   Controls and Procedures                                           24

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                                 25

          Item 6.   Exhibits and Reports on Form 8-K                                  25

                          PART I FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2003 and December 31, 2002
                              (Amounts in millions)

                                                                                           2003           2002
================================================================================     ==========     ==========
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $      115     $      146

     Receivables, net                                                                     1,016          1,079

     Inventories                                                                            497            491

     Prepaid expenses and other                                                             161            157
                                                                                     ----------     ----------

         Total current assets                                                             1,789          1,873


LONG-TERM RECEIVABLES, net                                                                  253            275


INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES                                                1,084          1,056


PROPERTY, PLANT AND EQUIPMENT, net of accumulated
     depreciation, depletion and amortization of $6,973 at
     June 30, 2003 and $6,395 at December 31, 2002                                       13,797         13,036


OTHER ASSETS                                                                                256            308


                                                                                     ----------     ----------
                                                                                     $   17,179     $   16,548
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2003 and December 31, 2002
                              (Amounts in millions)

                                                                                           2003           2002
================================================================================     ==========     ==========
LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt and capital lease liabilities              $       28     $      206
     Accounts payable                                                                       784            785
     Accrued liabilities                                                                    931          1,107
     Domestic and foreign income taxes                                                      208            137
                                                                                     ----------     ----------

         Total current liabilities                                                        1,951          2,235
                                                                                     ----------     ----------

LONG-TERM DEBT, net of current maturities and unamortized discount                        4,065          3,997
                                                                                     ----------     ----------



DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred and other domestic and foreign income taxes                                   996            982
     Other                                                                                2,333          2,228
                                                                                     ----------     ----------

                                                                                          3,329          3,210
                                                                                     ----------     ----------


MINORITY INTEREST                                                                           326            333
                                                                                     ----------     ----------


OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF A SUBSIDIARY
     TRUST HOLDING SOLELY SUBORDINATED NOTES OF
     OCCIDENTAL                                                                             454            455
                                                                                     ----------     ----------

STOCKHOLDERS' EQUITY
     Common stock, at par value                                                              77             75
     Additional paid-in capital                                                           4,088          3,967
     Retained earnings                                                                    2,902          2,303
     Accumulated other comprehensive income                                                 (13)           (27)
                                                                                     ----------     ----------

                                                                                          7,054          6,318
                                                                                     ----------     ----------

                                                                                     $   17,179     $   16,548
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 (Amounts in millions, except per-share amounts)

                                                                             Three Months Ended              Six Months Ended
                                                                                        June 30                       June 30
                                                                      -------------------------     -------------------------
                                                                            2003           2002           2003           2002
=================================================================     ==========     ==========     ==========     ==========
REVENUES
     Net sales                                                        $    2,266     $    1,867     $    4,637     $    3,390
     Interest, dividends and other income                                     17             26             51             51
     Gains (losses) on disposition of assets, net                             22             (1)            22             (1)
                                                                      ----------     ----------     ----------     ----------
                                                                           2,305          1,892          4,710          3,440
                                                                      ----------     ----------     ----------     ----------
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                                         1,264          1,125          2,562          2,112
     Selling, general and administrative and other
        operating expenses                                                   250            161            437            312
     Environmental remediation                                                13             --             13             --
     Exploration expense                                                      29             59             57             86
     Interest and debt expense, net                                           59             78            190            152
                                                                      ----------     ----------     ----------     ----------
                                                                           1,615          1,423          3,259          2,662
                                                                      ----------     ----------     ----------     ----------
Income before taxes and other items                                          690            469          1,451            778
Provision for domestic and foreign income and other taxes                    290            221            623            347
Minority interest                                                             19             16             38             41
Loss (income) from equity investments                                          7             (9)            23             26
                                                                      ----------     ----------     ----------     ----------
Income from continuing operations                                            374            241            767            364
Discontinued operations, net                                                  --             (1)            --             (4)
Cumulative effect of changes in accounting principles, net                    --             --            (68)           (95)
                                                                      ----------     ----------     ----------     ----------
NET INCOME AND EARNINGS APPLICABLE TO
  COMMON STOCK                                                        $      374     $      240     $      699     $      265
                                                                      ==========     ==========     ==========     ==========

BASIC EARNINGS PER COMMON SHARE
     Income from continuing operations                                $     0.98     $     0.64     $     2.02     $     0.97
     Discontinued operations, net                                             --             --             --          (0.01)
     Cumulative effect of changes in accounting principles, net               --             --          (0.18)         (0.25)
                                                                      ----------     ----------     ----------     ----------
Basic earnings per common share                                       $     0.98     $     0.64     $     1.84     $     0.71
                                                                      ==========     ==========     ==========     ==========

DILUTED EARNINGS PER COMMON SHARE
     Income from continuing operations                                $     0.97     $     0.63     $     1.99     $     0.96
     Discontinued operations, net                                             --             --             --          (0.01)
     Cumulative effect of changes in accounting principles, net               --             --          (0.18)         (0.25)
                                                                      ----------     ----------     ----------     ----------
Diluted earnings per common share                                     $     0.97     $     0.63     $     1.81     $     0.70
                                                                      ==========     ==========     ==========     ==========

DIVIDENDS PER COMMON SHARE                                            $     0.26     $     0.25     $     0.52     $     0.50
                                                                      ==========     ==========     ==========     ==========

BASIC SHARES OUTSTANDING                                                   382.6          375.8          380.9          375.1
                                                                      ==========     ==========     ==========     ==========

DILUTED SHARES                                                             386.7          379.1          384.9          378.0
=================================================================     ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                              (Amounts in millions)

                                                                                                2003           2002
=====================================================================================     ==========     ==========
CASH FLOW FROM OPERATING ACTIVITIES
     Income from continuing operations                                                    $      767     $      364
     Adjustments to reconcile income to net cash provided by operating activities:
         Depreciation, depletion and amortization of assets                                      571            514
         Deferred income tax provision                                                            50            114
         Other noncash charges to income                                                         112             18
         (Gains) losses on disposition of assets, net                                            (22)             1
         Loss from equity investments                                                             23             26
         Dry hole and impairment expense                                                          30             42
     Changes in operating assets and liabilities                                                  36            (78)
     Other operating, net                                                                       (101)           (88)
                                                                                          ----------     ----------
         Operating cash flow from continuing operations                                        1,466            913
         Operating cash flow from discontinued operations                                         --             (3)
                                                                                          ----------     ----------
         Net cash provided by operating activities                                             1,466            910
                                                                                          ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                       (791)          (557)
     Sales of businesses and disposal of property, plant and equipment, net                       26              1
     Purchase of businesses, net                                                                (251)           (77)
     Equity investments and other investing, net                                                (110)           169
                                                                                          ----------     ----------
         Investing cash flow from continuing operations                                       (1,126)          (464)
         Investing cash flow from discontinued operations                                         --             (3)
                                                                                          ----------     ----------
         Net cash used by investing activities                                                (1,126)          (467)
                                                                                          ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                                298             --
     Repurchase of trust preferred securities                                                     (1)            (4)
     Purchases for natural gas delivery commitment                                                --            (63)
     Payments of long-term debt and capital lease liabilities                                   (587)            (3)
     Proceeds from issuance of common stock                                                        7              7
     Cash dividends paid                                                                        (193)          (187)
     Stock options exercised                                                                     106             40
     Other financing, net                                                                         (1)            (1)
                                                                                          ----------     ----------
         Net cash used by financing activities                                                  (371)          (211)
                                                                                          ----------     ----------
(Decrease) increase in cash and cash equivalents                                                 (31)           232
Cash and cash equivalents--beginning of period                                                   146            198
                                                                                          ----------     ----------
Cash and cash equivalents--end of period                                                  $      115     $      430
=====================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2003

1.   General

     In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation, entities where it owns a majority voting interest, its undivided interest in exploration and production ventures, and variable interest entities where it is the primary beneficiary. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental's Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K).

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present Occidental's consolidated financial position as of June 30, 2003, and the consolidated statements of operations and cash flows for the three months then ended. The income and cash flows for the period ended June 30, 2003, are not necessarily indicative of the income or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 2003 presentation.

     Refer to Note 1 to the consolidated financial statements in the 2002 Form 10-K for a summary of significant accounting policies, including critical accounting policies.


2.   Accounting Changes

     See Notes 8 and 9 regarding accounting changes related to asset retirement obligations and variable interest entities, respectively.

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes accounting standards for how a company classifies and measures financial instruments that have characteristics of liabilities and equity. Occidental will adopt the provisions of this statement in the third quarter of 2003. On a preliminary basis, Occidental believes that, upon adoption, its mandatorily redeemable trust preferred securities will be considered a liability and the payments to the holders of the securities, which are currently recorded as minority interest on the statement of operations, will be recorded to interest expense.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. Occidental will adopt this statement in the third quarter of 2003. Occidental is currently evaluating the provisions of this statement but does not expect it to have a material effect on its financial statements.

     In January 2003, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. FIN 45 also requires certain disclosures related to guarantees, which are included in Note 11. Occidental adopted the measurement provisions of this statement in the first quarter of 2003 and it did not have an effect on the financial statements when adopted.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation (See Note 13). The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The statement did not have a material effect on the financial statements.

     Since 1999, Occidental has accounted for certain energy-trading contracts in accordance with Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue No. 98-10 required that all energy-trading contracts must be marked to fair value with gains and losses included in earnings, whether the contracts were derivatives or not. In October 2002, the EITF rescinded EITF Issue No. 98-10 thus precluding both mark-to-market accounting for all energy-trading contracts that are not derivatives and fair value accounting for inventories purchased from third parties. Also, the rescission requires derivative gains and losses to be presented net on the income statement, whether or not they are physically settled, if the derivative instruments are held for trading purposes. Occidental adopted this accounting change in the first quarter of 2003 and recorded a cumulative effect of a change in accounting principles charge of approximately $18 million, after tax.

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

     Occidental has classified all of its mineral drilling rights as tangible assets in property, plant and equipment. Under a possible interpretation of SFAS No. 141, "Business Combinations", paragraph A14.d (7), contract-based mineral rights acquired after June 30, 2001 may have to be classified as intangible assets. Occidental's understanding is that this issue is being considered by the FASB and the staff of the Securities and Exchange Commission. Occidental is in the process of determining the impact of this potential change on the financial statements; however, we do not expect the resolution of the issue to materially affect Occidental's results of operations.

3.   Asset Acquisitions and Dispositions and Other Commitments

     In 2003, Occidental made several acquisitions in the Permian Basin for approximately $251 million in cash.

     In April 2003, Occidental exercised its purchase option related to the OxyVinyls, L.P., LaPorte, Texas VCM plant lease for approximately $180 million.

4.   Comprehensive Income

     The following table presents Occidental's comprehensive income items (in millions):

                                                                                         Periods Ended June 30
                                                       -------------------------------------------------------
                                                                    Three Months                    Six Months
                                                       -------------------------     -------------------------
                                                             2003           2002           2003           2002
     =============================================     ==========     ==========     ==========     ==========
     Net income                                        $      374     $      240     $      699     $      265
     Other comprehensive income items
          Foreign currency translation adjustments             22            (12)            24            (12)
          Derivative mark-to-market adjustments                 7             (7)            (5)            (9)
          Minimum pension liability adjustments                (4)            --             (4)            --
          Unrealized (losses) gains on securities             (24)            82             (1)            82
                                                       ----------     ----------     ----------     ----------
     Other comprehensive income, net of tax                     1             63             14             61
                                                       ----------     ----------     ----------     ----------
     Comprehensive income                              $      375     $      303     $      713     $      326
     =============================================     ==========     ==========     ==========     ==========

5.   Supplemental Cash Flow Information

     During the six months ended June 30, 2003 and 2002, net cash payments (net of refunds) for federal, foreign and state income taxes were approximately $152 million and $(18) million, respectively. Interest paid (net of interest capitalized of $3 million for both periods) totaled approximately $180 million and $120 million for the six months ended June 30, 2003 and 2002, respectively.


6.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

               Balance at                        June 30, 2003          December 31, 2002
               =========================     ====================     ====================
               Raw materials                      $       56               $       54
               Materials and supplies                    142                      125
               Finished goods                            306                      319
                                                  ----------               ----------
                                                         504                      498
               LIFO adjustment                            (7)                      (7)
                                                  ----------               ----------
               Total                              $      497               $      491
               =========================          ==========               ==========

7.   Derivative Activities

     For the three and six months ended June 30, 2003, the results of operations included a net pre-tax gain of $2 million and $23 million, respectively, related to derivative mark-to-market adjustments. For the three and six months ended June 30, 2002, the results of operations included a net pre-tax (loss) gain of $(5) million and $4 million, respectively, related to derivative mark-to-market adjustments. The amount of interest expense recorded in the income statement was lower by approximately $13 million and $26 million for the three and six months ended June 30, 2003, respectively, to reflect net pre-tax gains from fair-value hedges. The amount of interest expense recorded in the income statement was lower by approximately $11 million and $22 million for the three and six months ended June 30, 2002, respectively, to reflect net pre-tax gains from fair-value hedges.

     The following table summarizes after-tax derivative activity recorded in other comprehensive income (OCI) for the six months ended June 30, 2003 and 2002 (in millions):

                                                                       2003           2002
     =======================================================     ==========     ==========
     Beginning Balance                                           $      (26)    $      (20)
     Losses from changes in current cash flow hedges                    (14)           (11)
     Amount reclassified to income from the expiration of
       cash flow hedges                                                   9              3
                                                                 ----------     ----------

     Ending Balance                                              $      (31)    $      (28)
     =======================================================     ==========     ==========

     During the next twelve months, Occidental expects that $6 million of net derivative after-tax losses included in OCI, based on their valuation at June 30, 2003, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three and six months ended June 30, 2003 and 2002.


8.   Asset Retirement Obligations

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

     The following table summarizes the activity of the asset retirement obligations (in millions):

                                                                    Three Months          Six Months
                                                                           Ended               Ended
                                                                   June 30, 2003       June 30, 2003
     =======================================================     ===============     ===============
     Beginning balance                                           $           151     $            --
     Cumulative effect of change in accounting principles                                        150
     Liabilities settled in the period                                        (3)                 (5)
     Accretion expense                                                         2                   5
     Acquisitions                                                              2                   2
     Revisions to estimated cash flows                                         3                   3
                                                                 ---------------     ---------------
     Ending balance                                              $           155     $           155
     =======================================================     ===============     ===============


9.   Variable Interest Entities (VIE)

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A VIE is generally defined as an entity whose equity is unable to finance its activities or whose owners lack the risk and rewards of ownership. The statement also has disclosure requirements for all the VIEs of a company, even if the company is not the primary beneficiary. The provisions of this statement apply at inception for any entity created after January 31, 2003. Occidental adopted the provisions of this Interpretation for its existing entities on April 1, 2003 which resulted in the consolidation of its OxyMar VCM joint venture that was previously accounted for as an equity investment. As a result of the OxyMar consolidation, assets increased by $166 million and liabilities increased by $72 million. There was no material effect on net income as a result of the consolidation.

     Occidental has a 50-percent interest in Elk Hills Power LLC (EHP), a limited liability company that operates a gas-fired, power-generation plant in California. EHP is a VIE under the provisions of FIN 46. However, Occidental is not the primary beneficiary of EHP and therefore accounts for it as an equity investment. In January 2002, EHP entered into a $400 million loan facility, 50 percent of which is guaranteed by Occidental. The loan facility was increased to $425 million in May 2003.


10.  Environmental Expenditures

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

     The following table presents Occidental's environmental remediation reserves at June 30, 2003, grouped by three categories of environmental remediation sites ($ amounts in millions):

                                           # of Sites           Reserve
     ==============================     ===============     ===============
     CERCLA &  Equivalent Sites                     127     $           254
     Active Facilities                               14                  51
     Closed or Sold Facilities                       42                  56
                                        ---------------     ---------------
          Total                                     183     $           361
     ==============================     ===============     ===============

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

     Shown below is additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at June 30, 2003 ($ amounts in millions):

     Description                           # of Sites           Reserve
     ==============================     ===============     ===============
     Minimal/No Exposure (a)                        107     $             6
     Reserves between $1-10 MM                       13                  53
     Reserves over $10 MM                             7                 195
                                        ---------------     ---------------
          Total                                     127     $           254
     ==============================     ===============     ===============

     (a) Includes 33 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 55 sites where Occidental's reserves are less than $50,000 each, and 12 sites where reserves are between $50,000 and $1 million each.


     Refer to Note 8 to the consolidated financial statements in the 2002 Form 10-K for additional information regarding Occidental's environmental expenditures.


11.  Lawsuits, Claims, Commitments, Contingencies and Related Matters

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

     During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 1997 are closed for U.S. federal income tax purposes. Taxable years 1997 through 2000 are in various stages of audit by the Internal Revenue Service. Disputes arise during the course of such audits as to facts and matters of law.

     As mentioned in Note 2, Occidental is required under FIN 45 to disclose information relating to guarantees issued by Occidental and outstanding at June 30, 2003. These guarantees encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations. At June 30, 2003, the notional amount of these guarantees was approximately $540 million. Of this amount, approximately $430 million relates to Occidental's guarantee of equity investees' debt and other commitments. The remaining $110 million relates to various indemnities and guarantees provided to third parties.

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

12.  Income Taxes

     The provision for taxes based on income for the 2003 and 2002 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pre-tax income excluding significant unusual items.


13.  Stock-Based Compensation

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

                                                                                         Periods Ended June 30
                                                       -------------------------------------------------------
                                                                    Three Months                    Six Months
                                                       -------------------------     -------------------------
                                                             2003           2002           2003           2002
     =============================================     ==========     ==========     ==========     ==========
     Net income                                        $      374     $      240     $      699     $      265
     SFAS No. 123 compensation cost, net                        5              5              9             10
                                                       ----------     ----------     ----------     ----------
     Pro-forma net income                              $      369     $      235     $      690     $      255
                                                       ==========     ==========     ==========     ==========

     Basic earnings per share                          $     0.98     $     0.64     $     1.84     $     0.71
     SFAS No. 123 compensation cost, net per share           0.01           0.01           0.03           0.03
                                                       ----------     ----------     ----------     ----------
     Pro-forma basic earnings per share                $     0.97     $     0.63     $     1.81     $     0.68
                                                       ==========     ==========     ==========     ==========

     Diluted earnings per share                        $     0.97     $     0.63     $     1.81     $     0.70
     SFAS No. 123 compensation cost, net per share           0.02           0.01           0.03           0.03
                                                       ----------     ----------     ----------     ----------
     Pro-forma diluted earnings per share              $     0.95     $     0.62     $     1.78     $     0.67
     =============================================     ==========     ==========     ==========     ==========


14.  Investments in Unconsolidated Subsidiaries

     The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                                                         Periods Ended June 30
                                                       -------------------------------------------------------
                                                                    Three Months                    Six Months
                                                       -------------------------     -------------------------
                                                             2003           2002           2003           2002
     =============================================     ==========     ==========     ==========     ==========
      Revenues                                         $      316     $      557     $      743     $      989
      Costs and expenses                                      323            548            766          1,015
                                                       ----------     ----------     ----------     ----------
      Net income (loss)                                $       (7)    $        9     $      (23)    $      (26)
     =============================================     ==========     ==========     ==========     ==========

15.  Industry Segments

     The following table presents Occidental's interim industry segment disclosures (in millions):

                                                                                                Corporate
                                                      Oil and Gas            Chemical           and Other               Total
     ========================================     ===============     ===============     ===============     ===============
     Six months ended June 30, 2003
          Net sales                               $         2,993     $         1,575     $            69 (d) $         4,637
                                                  ===============     ===============     ===============     ===============
          Pre-tax operating profit (loss)         $         1,637     $            84     $          (331)(a) $         1,390
          Income taxes                                       (273)                 (6)               (344)(b)            (623)
          Cumulative effect of changes in
            accounting principles, net                         --                  --                 (68)                (68)
                                                  ---------------     ---------------     ---------------     ---------------
          Net income (loss)                       $         1,364     $            78     $          (743)(c) $           699
     ========================================     ===============     ===============     ===============     ===============
     Six months ended June 30, 2002
          Net sales                               $         2,123     $         1,267     $            --     $         3,390
                                                  ===============     ===============     ===============     ===============
          Pre-tax operating profit (loss)         $           932     $             9     $          (230)(a) $           711
          Income taxes                                       (205)                 (6)               (136)(b)            (347)
          Discontinued operations, net                         --                  --                  (4)                 (4)
          Cumulative effect of changes in
            accounting principles, net                         --                  --                 (95)                (95)
                                                  ---------------     ---------------     ---------------     ---------------
          Net income (loss)                       $           727     $             3     $          (465)    $           265
     ========================================     ===============     ===============     ===============     ===============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Occidental (as defined in Note 1 to the consolidated condensed financial statements) reported net income for the first six months of 2003 of $699 million, on net sales of $4.6 billion, compared with net income of $265 million, on net sales of $3.4 billion, for the same period of 2002. Basic earnings per common share were $1.84 for the first six months of 2003, compared with basic earnings per share of $0.71 for the same period of 2002. Occidental reported net income for the second quarter of 2003 of $374 million, on net sales of $2.3 billion, compared with net income of $240 million, on net sales of $1.9 billion, for the same period of 2002. Basic earnings per common share were $0.98 for the second quarter of 2003, compared with basic earnings per share of $0.64 for the same period of 2002.

Net income for the first six months and the second quarter of 2003, compared to the same periods in 2002, reflected higher crude oil and natural gas prices and higher crude oil sales volumes. Additionally, net income in both periods of 2003, compared to the same periods in 2002, increased due to higher chemical prices, partially offset by higher energy and raw material costs and lower chemical sales volumes.

The increase in net sales of $399 million and $1.2 billion for the three and six months ended June 30, 2003, compared with the same periods in 2002, primarily reflected higher crude oil, natural gas and chemical prices and higher oil production partially offset by lower chemical sales volumes. For the three months ended June 30, 2003, the gains (losses) on disposition of assets, net account included a pre-tax gain of $22 million on the sale of the remaining interests in a subsidiary holding assets in the Gulf of Mexico.

The increase in cost of sales of $139 million and $450 million for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002, primarily reflected higher energy and raw material costs. The increase of $89 million and $125 million in selling, general and administrative and other operating expenses for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002, primarily reflected increases in various oil and gas costs, including higher production taxes. Additionally, for the three months ended June 30, 2003, selling, general and administrative and other operating expenses included $16 million of severance costs for the chemical segment and a $9 million pre-tax write-off for certain assets at a Niagara Falls plant. The decrease in exploration expense of $30 million and $29 million for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002, was primarily due to the 2002 write-off of leases in the San Joaquin Valley. The decrease in interest and debt expense, net of $19 million for the three months ended June 30, 2003, compared to the same period in 2002, primarily reflected lower interest rates. The $38 million increase in interest and debt expense, net for the six months ended June 30, 2003, compared to the same period in 2002, primarily reflected a pre-tax debt repayment charge of $61 million, partially offset by lower interest rates and lower average debt levels.

SEGMENT OPERATIONS

The following table sets forth the sales and earnings of each operating segment and corporate items (in millions):

                                                                                              Periods Ended June 30
                                                            -------------------------------------------------------
                                                                         Three Months                    Six Months
                                                            -------------------------     -------------------------
                                                                  2003           2002           2003           2002
=======================================================     ==========     ==========     ==========     ==========
SEGMENT NET SALES
     Oil and Gas                                            $    1,440     $    1,165     $    2,993     $    2,123
     Chemical                                                      785            702          1,575          1,267
     Other                                                          41             --             69             --
                                                            ----------     ----------     ----------     ----------

NET SALES                                                   $    2,266     $    1,867     $    4,637     $    3,390
                                                            ==========     ==========     ==========     ==========
SEGMENT EARNINGS
     Oil and Gas                                            $      637     $      421     $    1,364     $      727
     Chemical                                                       43             34             78              3
                                                            ----------     ----------     ----------     ----------
                                                                   680            455          1,442            730
UNALLOCATED CORPORATE ITEMS
     Interest expense, net                                         (53)           (66)          (177)          (122)
     Income taxes                                                 (167)          (101)          (345)          (145)
     Trust preferred distributions and other                       (11)           (12)           (22)           (23)
     Other                                                         (75)           (35)          (131)           (76)
                                                            ----------     ----------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS                                  374            241            767            364
Discontinued operations, net                                        --             (1)            --             (4)
Cumulative effect of changes in accounting
     principles, net                                                --             --            (68)           (95)
                                                            ----------     ----------     ----------     ----------

NET INCOME                                                  $      374     $      240     $      699     $      265
=======================================================     ==========     ==========     ==========     ==========

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


The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate for the three months ended June 30, 2003 and 2002:

                                                                               Three Months Ended June 30
                                                  -------------------------------------------------------
                                                                      Basic                         Basic
(in millions, except per share amounts)                 2003            EPS           2002            EPS
=============================================     ==========     ==========     ==========     ==========
TOTAL REPORTED EARNINGS                           $      374     $     0.98     $      240     $     0.64
                                                  ==========     ==========     ==========     ==========

OIL AND GAS
-----------
Segment Earnings                                         637                           421
No significant items affecting earnings                   --                            --
                                                  ----------                    ----------
Segment Core Earnings                                    637                           421
                                                  ----------                    ----------

CHEMICAL
--------
Segment Earnings                                          43                            34
No significant items affecting earnings                   --                            --
                                                  ----------                    ----------
Segment Core Earnings                                     43                            34
                                                  ----------                    ----------

CORPORATE
---------
Results                                                 (306)                         (215)
Less:
Discontinued operations, net *                            --                            (1)
                                                  ----------                    ----------

TOTAL CORE EARNINGS                               $      374     $     0.98     $      241     $     0.64
=============================================     ==========     ==========     ==========     ==========

* These amounts are shown after-tax.

The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate for the six months ended June 30, 2003 and 2002:

                                                                                 Six Months Ended June 30
                                                  -------------------------------------------------------
(in millions, except per share amounts)                 2003            EPS           2002            EPS
=============================================     ==========     ==========     ==========     ==========
TOTAL REPORTED EARNINGS                           $      699     $     1.84     $      265     $     0.71
                                                  ==========     ==========     ==========     ==========

OIL AND GAS
-----------
Segment Earnings                                  $    1,364                    $      727
No significant items affecting earnings                   --                            --
                                                  ----------                    ----------
Segment Core Earnings                                  1,364                           727
                                                  ----------                    ----------

CHEMICAL
--------
Segment Earnings                                          78                             3
No significant items affecting earnings                   --                            --
                                                  ----------                    ----------
Segment Core Earnings                                     78                             3
                                                  ----------                    ----------

CORPORATE
---------
Results                                                 (743)                         (465)
Less:
Debt repayment charge                                    (61)                           --
Tax effect of pre-tax adjustments                         21                            --
Discontinued operations, net *                            --                            (4)
Changes in accounting principles, net *                  (68)                          (95)
                                                  ----------                    ----------

TOTAL CORE EARNINGS                               $      807     $     2.12     $      364     $     0.97
=============================================     ==========     ==========     ==========     ==========

* These amounts are shown after-tax.

OIL AND GAS SEGMENT

                                                                                              Periods Ended June 30
                                                            -------------------------------------------------------
                                                                         Three Months                    Six Months
                                                            -------------------------     -------------------------
Summary of Operating Statistics                                   2003           2002           2003           2002
=======================================================     ==========     ==========     ==========     ==========
NET PRODUCTION PER DAY:
     CRUDE OIL AND NATURAL GAS LIQUIDS (MBL)
       United States                                               254            232            246            232
       Latin America                                                54             54             54             52
       Middle East and Other Eastern Hemisphere                    107            100            108            107

     NATURAL GAS (MMCF)
       United States                                               541            565            535            579
       Middle East and Other Eastern Hemisphere                     77             50             76             50

BARRELS OF OIL EQUIVALENT (MBOE)
     Consolidated subsidiaries                                     518            489            510            496
     Other interests                                                26             23             28             22
                                                            ----------     ----------     ----------     ----------
     Worldwide production                                          544            512            538            518
=======================================================     ==========     ==========     ==========     ==========

AVERAGE SALES PRICE:
     CRUDE OIL ($/BBL)
       United States                                             26.89          23.88          29.15          21.35
       Latin America                                             25.01          22.78          28.06          20.67
       Middle East and Other Eastern Hemisphere                  25.22          24.27          27.71          22.15

     NATURAL GAS ($/MCF)
       United States                                              5.46           2.92           4.89           2.64
       Middle East and Other Eastern Hemisphere                   1.91           2.04           1.91           2.28
=======================================================     ==========     ==========     ==========     ==========

Oil and gas earnings for the six months ended June 30, 2003 were $1.4 billion, compared with $727 million for the same period of 2002. Oil and gas earnings for the three months ended June 30, 2003 were $637 million, compared with $421 million for the same period of 2002. The increase in earnings for the three and six months ended June 30, 2003 compared with the same periods in 2002, primarily reflected higher crude oil and natural gas prices, higher crude oil sales volumes and lower exploration expense.

The increase in net sales of $275 million and $870 million for the three and six months ended June 30, 2003, compared with the same periods in 2002, primarily reflected higher crude oil and natural gas prices and higher oil production.

The average West Texas Intermediate price in the second quarter of 2003 was $28.89 per barrel and the New York Merchantile Exchange (NYMEX) natural gas price for the second quarter of 2003 was $5.83 per thousand cubic feet. A swing of 10-cents per million BTU's in NYMEX gas prices impacts quarterly oil and gas segment earnings by $5 million while a $1.00 per barrel change in oil prices has a quarterly impact of $30 million.

For the first six months of 2003, production volumes increased to 538,000 barrels of oil equivalent (BOE) per day compared with 518,000 BOE per day for the same period in 2002. For the second quarter of 2003, production volumes increased to 544,000 BOE per day compared with 512,000 BOE per day for the same period in 2002. Occidental expects third quarter 2003 oil and gas production to remain at approximately the same level as the second quarter of 2003.

The Core Venture Two consortium, in which Occidental had a 20-percent interest, will not be continuing its development efforts in Saudi Arabia. However, Occidental continues to evaluate exploration and production in the Kingdom and hopes to be selected to participate in future opportunities as they arise.

CHEMICAL SEGMENT

                                                                                              Periods Ended June 30
                                                            -------------------------------------------------------
                                                                         Three Months                    Six Months
                                                            -------------------------     -------------------------
Summary of Operating Statistics                                   2003           2002           2003           2002
=======================================================     ==========     ==========     ==========     ==========
MAJOR PRODUCT VOLUMES
     Chlorine (M Tons)                                             664            735          1,350          1,436
     Caustic (M Tons)                                              719            743          1,356          1,317
     Ethylene Dichloride (M Tons)                                  108            140            239            292
     PVC Resins (MM Lbs.)                                          872          1,151          1,935          2,193

MAJOR PRODUCT PRICE INDEX (BASE 1987-1990 = 1.0)
     Chlorine                                                     1.81           0.77           1.72           0.64
     Caustic                                                      0.87           0.66           0.84           0.79
     Ethylene Dichloride                                          1.17           1.29           1.21           0.94
     PVC Resins                                                   0.97           0.70           0.92           0.62
=======================================================     ==========     ==========     ==========     ==========

Chemical earnings for the six months ended June 30, 2003 were $78 million, compared with $3 million for the same period of 2002. Chemical earnings for the three months ended June 30, 2003 were $43 million, compared with $34 million for the same period of 2002. The increase in earnings for the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily reflected higher sales prices, mainly for chlorine and polyvinyl chloride resins (PVC), partially offset by higher energy and raw material costs, lower sales volumes and severance charges. Additionally, the 2002 results reflected losses from the Equistar equity investment of $4 million and $40 million for the three and six months ended June 30, 2002, respectively. The Equistar equity investment was sold in August 2002.

The increase in net sales of $83 million and $308 million for the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002, primarily reflected higher sales prices, mainly for chlorine and PVC, partially offset by lower sales volumes.

Occidental expects third quarter 2003 chemical segment earnings to be between $30 million and $45 million since no upturn in chemical markets is expected.

CORPORATE AND OTHER

The three and six months ended June 30, 2003 other net sales amount includes revenues from certain co-generation facilities. The three and six months ended June 30, 2003 unallocated corporate items - other amount includes the results from the Lyondell equity investment. Unallocated corporate items - income taxes exclude U.S. federal income tax charges and credits allocated to the segments and foreign taxes. For the first six months of 2003, segment earnings include charges of $7 million (all for oil and gas). For the first six months of 2002, segment earnings benefited by $9 million from credits allocated: $1 million to oil and gas and $8 million to chemical.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was approximately $1.5 billion for the first six months of 2003, compared with net cash provided of $910 million for the same period of 2002. The increase of approximately $556 million in the 2003 amount is primarily attributable to higher income from continuing operations in 2003 compared with the same period in 2002. Additionally, changes in operating assets and liabilities reflected significantly increased income tax expense payable in future quarters.

Occidental's net cash used by investing activities was $1.1 billion for the first six months of 2003, compared with net cash used of $467 million for the same period of 2002. The 2003 amount includes several acquisitions in the Permian Basin totaling $251 million. The 2003 amount also includes advances and capital contributions to equity investees, purchases of equity investee debt and an additional purchase of stock of a cost-method investee. The 2002 amount includes the receipt of partial repayments of amounts that were advanced to equity affiliates in prior years. Capital expenditures for the first six months of 2003 were $791 million, including $508 million for oil and gas and $273 million for chemical. The chemical amount includes $180 million for the purchase of a leased facility in La Porte, Texas and $44 million related to the exercise of purchase options for certain leased assets. Capital expenditures for the first six months of 2002 were $557 million, including $497 million for oil and gas.

Financing activities used net cash of $371 million in the first six months of 2003, compared with cash used of $211 million for the same period of 2002. The 2003 amount includes net debt payments of approximately $289 million.

Available but unused lines of committed bank credit totaled approximately $1.8 billion at June 30, 2003. In addition, OxyMar has a $220 million committed bank revolver which was unused at June 30, 2003. Occidental currently expects to spend approximately $1.4 billion (excluding the lease buyouts mentioned above) on its 2003 capital spending program with about 90 percent in the oil and gas segment. Occidental expects to have sufficient cash in 2003 from operations to fund its operating needs, capital expenditure requirements, dividend payments and mandatory debt repayments. If needed, Occidental could access existing credit facilities.

ASSET ACQUISITIONS AND DISPOSITIONS AND OTHER COMMITMENTS

In 2003, Occidental made several acquisitions in the Permian Basin for approximately $251 million in cash.

In April 2003, Occidental exercised its purchase option related to the OxyVinyls, L.P., LaPorte, Texas VCM plant lease for approximately $180 million.

DERIVATIVE ACTIVITIES

For the three and six months ended June 30, 2003, the results of operations included a net pre-tax gain of $2 million and $23 million, respectively, related to derivative mark-to-market adjustments. For the three and six months ended June 30, 2002, the results of operations included a net pre-tax (loss) gain of $(5) million and $4 million, respectively, related to derivative mark-to-market adjustments. The amount of interest expense recorded in the income statement was lower by approximately $13 million and $26 million for the three and six months ended June 30, 2003, respectively, to reflect net pre-tax gains from fair-value hedges. The amount of interest expense recorded in the income statement was lower by approximately $11 million and $22 million for the three and six months ended June 30, 2002, respectively, to reflect net pre-tax gains from fair-value hedges.

The following table summarizes after-tax derivative activity recorded in other comprehensive income (OCI) for the six months ended June 30, 2003 and 2002 (in millions):

                                                                       2003           2002
     =======================================================     ==========     ==========
     Beginning Balance                                           $      (26)    $      (20)
     Losses from changes in current cash flow hedges                    (14)           (11)
     Amount reclassified to income from the expiration of
       cash flow hedges                                                   9              3
                                                                 ----------     ----------

     Ending Balance                                              $      (31)    $      (28)
     =======================================================     ==========     ==========

During the next twelve months, Occidental expects that $6 million of net derivative after-tax losses included in OCI, based on their valuation at June 30, 2003, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three and six months ended June 30, 2003 and 2002.

ACCOUNTING CHANGES

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes accounting standards for how a company classifies and measures financial instruments that have characteristics of liabilities and equity. Occidental will adopt the provisions of this statement in the third quarter of 2003. On a preliminary basis, Occidental believes that, upon adoption, its mandatorily redeemable trust preferred securities will be considered a liability and the payments to the holders of the securities, which are currently recorded as minority interest on the statement of operations, will be recorded to interest expense.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A VIE is generally defined as an entity whose equity is unable to finance its activities or whose owners lack the risk and rewards of ownership. The statement also has disclosure requirements for all the VIEs of a company, even if the company is not the primary beneficiary. The provisions of this statement apply at inception for any entity created after January 31, 2003. Occidental adopted the provisions of this Interpretation for its existing entities on April 1, 2003 which resulted in the consolidation of its OxyMar VCM plant that was previously accounted for as an equity investment. As a result of the OxyMar consolidation, assets increased by $166 million and liabilities increased by $72 million. There was no material effect on net income as a result of the consolidation.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. Occidental will adopt this statement in the third quarter of 2003. Occidental is currently evaluating the provisions of this statement but does not expect it to have a material effect on its financial statements.

In January 2003, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. FIN 45 also requires certain disclosures related to guarantees, which are included in "Lawsuits, Claims, Commitments, Contingencies and Related Matters" below. Occidental adopted the measurement provisions of this statement in the first quarter of 2003 and it did not have an effect on the financial statements when adopted.

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

Since 1999, Occidental has accounted for certain energy-trading contracts in accordance with Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue No. 98-10 required that all energy-trading contracts must be marked to fair value with gains and losses included in earnings, whether the contracts were derivatives or not. In October 2002, the EITF rescinded EITF Issue No. 98-10 thus precluding both mark-to-market accounting for all energy-trading contracts that are not derivatives and fair value accounting for inventories purchased from third parties. Also, the rescission requires derivative gains and losses to be presented net on the income statement, whether or not they are physically settled, if the derivative instruments are held for trading purposes. Occidental adopted this accounting change in the first quarter of 2003 and recorded a cumulative effect of a change in accounting principles charge of approximately $18 million, after tax.

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

Occidental has classified all of its mineral drilling rights as tangible assets in property, plant and equipment. Under a possible interpretation of SFAS No. 141, "Business Combinations", paragraph A14.d (7), contract-based mineral rights acquired after June 30, 2001 may have to be classified as intangible assets. Occidental's understanding is that this issue is being considered by the FASB and the staff of the Securities and Exchange Commission. Occidental is in the process of determining the impact of this potential change on the financial statements; however, we do not expect the resolution of the issue to materially affect Occidental's results of operations.

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

The following table presents Occidental's environmental remediation reserves at June 30, 2003, grouped by three categories of environmental remediation sites ($ amounts in millions):

                                           # of Sites           Reserve
     ==============================     ===============     ===============
     CERCLA &  Equivalent Sites                     127     $           254
     Active Facilities                               14                  51
     Closed or Sold Facilities                       42                  56
                                        ---------------     ---------------
          Total                                     183     $           361
     ==============================     ===============     ===============

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


Shown below is additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at June 30, 2003 ($ amounts in millions):

     Description                           # of Sites           Reserve
     ==============================     ===============     ===============
     Minimal/No Exposure (a)                        107     $             6
     Reserves between $1-10 MM                       13                  53
     Reserves over $10 MM                             7                 195
                                        ---------------     ---------------
          Total                                     127     $           254
     ==============================     ===============     ===============

     (a) Includes 33 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 55 sites where Occidental's reserves are less than $50,000 each, and 12 sites where reserves are between $50,000 and $1 million each.


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

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 1997 are closed for U.S. federal income tax purposes. Taxable years 1997 through 2000 are in various stages of audit by the Internal Revenue Service. Disputes arise during the course of such audits as to facts and matters of law.

As mentioned above, Occidental is required under FIN 45 to disclose information relating to guarantees issued by Occidental and outstanding at June 30, 2003. These guarantees encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations. At June 30, 2003, the notional amount of these guarantees was approximately $540 million. Of this amount, approximately $430 million relates to Occidental's guarantee of equity investees' debt and other commitments. The remaining $110 million relates to various indemnities and guarantees provided to third parties.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended June 30, 2003, there were no material changes in the information required to be provided under Item 305 of Regulation S-X included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) - Derivative Activities" in Occidental's 2002 Annual Report on Form 10-K.


ITEM 4.   CONTROLS AND PROCEDURES

Occidental's Chief Executive Officer and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, Occidental's Chief Executive Officer and Chief Financial Officer concluded that Occidental's disclosure controls and procedures are effective.

There has been no change in Occidental's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


GENERAL

There is incorporated by reference herein the information regarding legal proceedings in Note 11 to the consolidated condensed financial statements in
Part I hereof.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3.(I) Restated Certificate of Incorporation of Occidental, dated November 12, 1999 (incorporated by reference to Exhibit 3.(I) to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210)

               3.(I)(A) Certificate of Change of Location of Registered Office and of Registered Agent, dated July 6, 2001 (incorporated by reference to Exhibit 3.1(I) to the Registration Statement on Form S-3 of Occidental, File No. 333-82246)

               3.(II) Bylaws of Occidental, as amended through February 13, 2003 (incorporated by reference to Exhibit 3.1(II) to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2002, File 1-9210)

               10.1 Employment Agreement, dated May 19, 2003, between Occidental and Donald P. de Brier

               10.2 Consulting Agreement, dated as of July 1, 2003, between Occidental and J. Roger Hirl

               10.3 Occidental Petroleum Corporation 2001 Incentive Compensation Plan Incentive Stock Option Terms and Conditions

               10.4 Occidental Petroleum Corporation 2001 Incentive Compensation Plan Nonqualified Stock Option Terms and Conditions

               10.5 Occidental Petroleum Corporation 2001 Incentive Compensation Plan Restricted Share Unit Award Terms and Conditions (mandatory deferred issuance of shares)

               11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 2003 and 2002

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2003 and 2002 and the five years ended December 31, 2002

               31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32.1 Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               During the quarter ended June 30, 2003, Occidental filed the following Current Reports on Form 8-K:

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


               From June 30, 2003 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated July 22, 2003 (date of earliest event reported), filed on July 22, 2003, for the purpose of reporting, under Items 9 and 12, Occidental's results of operations for the second quarter ended June 30, 2003, and speeches and supplemental investor information relating to Occidental's second quarter 2003 earnings announcement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              OCCIDENTAL PETROLEUM CORPORATION



DATE: August 5, 2003          /s/ S. P. Dominick, Jr.
                              --------------------------------------------------
                              S. P. Dominick, Jr., Vice President and Controller
                              (Chief Accounting and Duly Authorized Officer)

                                  EXHIBIT INDEX


EXHIBITS
--------
  10.1 Employment Agreement, dated May 19, 2003, between Occidental and Donald P. de Brier

  10.2 Consulting Agreement, dated as of July 1, 2003, between Occidental and J. Roger Hirl

  10.3 Occidental Petroleum Corporation 2001 Incentive Compensation Plan Incentive Stock Option Terms and Conditions

  10.4 Occidental Petroleum Corporation 2001 Incentive Compensation Plan Nonqualified Stock Option Terms and Conditions

  10.5 Occidental Petroleum Corporation 2001 Incentive Compensation Plan Restricted Share Unit Award Terms and Conditions (mandatory deferred issuance of shares)

  11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 2003 and 2002

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2003 and 2002 and the five years ended December 31, 2002

  31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002