Form 10-Q
period 2003-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2003-11-04
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

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

                              ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]      No
                                                  -----       -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes [X]      No
                                                  -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                          Outstanding at September 30, 2003
-------------------------------------          ---------------------------------
     Common stock $.20 par value                       385,125,026 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS


                                                                                     PAGE
Part I    Financial Information

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets --
                        September 30, 2003 and December 31, 2002                       2

                   Consolidated Condensed Statements of Operations --
                        Three and nine months ended September 30, 2003 and 2002        4

                   Consolidated Condensed Statements of Cash Flows --
                        Nine months ended September 30, 2003 and 2002                  5

                   Notes to Consolidated Condensed Financial Statements                6

          Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                           14

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk         25

          Item 4.  Controls and Procedures                                            25

Part II   Other Information

          Item 1.  Legal Proceedings                                                  26

          Item 6.  Exhibits and Reports on Form 8-K                                   26

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                              (Amounts in millions)

                                                                                           2003           2002
================================================================================     ==========     ==========
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $      529     $      146

     Receivables, net                                                                     1,053          1,079

     Inventories                                                                            530            491

     Prepaid expenses and other                                                             161            157
                                                                                     ----------     ----------

         Total current assets                                                             2,273          1,873


LONG-TERM RECEIVABLES, net                                                                  262            275



INVESTMENTS IN UNCONSOLIDATED ENTITIES                                                    1,106          1,056



PROPERTY, PLANT AND EQUIPMENT, net of accumulated
     depreciation, depletion and amortization of $7,187 at
     September 30, 2003 and $6,395 at December 31, 2002                                  13,815         13,036



OTHER ASSETS                                                                                250            308


                                                                                     ----------     ----------

                                                                                     $   17,706     $   16,548
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                              (Amounts in millions)

                                                                                           2003           2002
================================================================================     ==========     ==========
LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt and capital lease liabilities              $       28     $      206
     Accounts payable                                                                       884            785
     Accrued liabilities                                                                    887          1,107
     Domestic and foreign income taxes                                                      162            137
                                                                                     ----------     ----------

         Total current liabilities                                                        1,961          2,235
                                                                                     ----------     ----------

LONG-TERM DEBT, net of current maturities and unamortized discount                        4,051          3,997
                                                                                     ----------     ----------

OCCIDENTAL OBLIGATED MANDATORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF A SUBSIDIARY
     TRUST HOLDING SOLELY SUBORDINATED NOTES OF
     OCCIDENTAL                                                                             454            455
                                                                                     ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred and other domestic and foreign income taxes                                 1,071            982
     Other                                                                                2,351          2,228
                                                                                     ----------     ----------

                                                                                          3,422          3,210
                                                                                     ----------     ----------


MINORITY INTEREST                                                                           323            333
                                                                                     ----------     ----------


STOCKHOLDERS' EQUITY
     Common stock, at par value                                                              77             75
     Additional paid-in capital                                                           4,160          3,967
     Retained earnings                                                                    3,248          2,303
     Accumulated other comprehensive income                                                  10            (27)
                                                                                     ----------     ----------

                                                                                          7,495          6,318
                                                                                     ----------     ----------

                                                                                     $   17,706     $   16,548
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                 (Amounts in millions, except per-share amounts)

                                                                             Three Months Ended             Nine Months Ended
                                                                                   September 30                  September 30
                                                                      -------------------------     -------------------------
                                                                            2003           2002           2003           2002
=================================================================     ==========     ==========     ==========     ==========
REVENUES
     Net sales                                                        $    2,319     $    1,963     $    6,956     $    5,353
     Interest, dividends and other income                                     21             21             72             72
     Gains on disposition of assets, net                                       9             11             31             10
                                                                      ----------     ----------     ----------     ----------
                                                                           2,349          1,995          7,059          5,435
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                                         1,282          1,125          3,844          3,237
     Selling, general and administrative and other
        operating expenses                                                   216            207            653            519
     Environmental remediation                                                --              8             13              8
     Exploration expense                                                      37             29             94            115
     Interest and debt expense, net                                           72             79            262            231
                                                                      ----------     ----------     ----------     ----------
                                                                           1,607          1,448          4,866          4,110
                                                                      ----------     ----------     ----------     ----------
Income before taxes and other items                                          742            547          2,193          1,325
Provision (benefit) for domestic and foreign income and
     other taxes                                                             300           (168)           923            179
Minority interest                                                             11             22             49             63
(Income) loss from equity investments                                        (15)           217              8            243
                                                                      ----------     ----------     ----------     ----------
Income from continuing operations                                            446            476          1,213            840
Discontinued operations, net                                                  --            (74)            --            (78)
Cumulative effect of changes in accounting principles, net                    --             --            (68)           (95)
                                                                      ----------     ----------     ----------     ----------
NET INCOME AND EARNINGS APPLICABLE TO
     COMMON STOCK                                                     $      446     $      402     $    1,145     $      667
                                                                      ==========     ==========     ==========     ==========

BASIC EARNINGS PER COMMON SHARE
     Income from continuing operations                                $     1.16     $     1.26     $     3.17     $     2.23
     Discontinued operations, net                                             --           (.19)            --           (.21)
     Cumulative effect of changes in accounting principles, net               --             --           (.18)          (.25)
                                                                      ----------     ----------     ----------     ----------
Basic earnings per common share                                       $     1.16     $     1.07     $     2.99     $     1.77
                                                                      ==========     ==========     ==========     ==========

DILUTED EARNINGS PER COMMON SHARE
     Income from continuing operations                                $     1.14     $     1.25     $     3.14     $     2.22
     Discontinued operations, net                                             --           (.19)            --           (.21)
     Cumulative effect of changes in accounting principles, net               --             --           (.18)          (.25)
                                                                      ----------     ----------     ----------     ----------
Diluted earnings per common share                                     $     1.14     $     1.06     $     2.96     $     1.76
                                                                      ==========     ==========     ==========     ==========

DIVIDENDS PER COMMON SHARE                                            $      .26     $      .25     $      .78     $      .75
                                                                      ==========     ==========     ==========     ==========

BASIC SHARES OUTSTANDING                                                   385.5          376.8          382.6          375.7
                                                                      ==========     ==========     ==========     ==========

DILUTED SHARES                                                             391.1          380.4          387.0          378.8
=================================================================     ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                              (Amounts in millions)

                                                                                                2003           2002
=====================================================================================     ==========     ==========
CASH FLOW FROM OPERATING ACTIVITIES
     Income from continuing operations                                                    $    1,213     $      840
     Adjustments to reconcile income to net cash provided by
       operating activities:
         Depreciation, depletion and amortization of assets                                      866            759
         Deferred income tax provision (benefit)                                                 112           (265)
         Other noncash charges to income                                                         186             86
         Gains on disposition of assets, net                                                     (31)           (10)
         Loss from equity investments                                                              8            243
         Dry hole and impairment expense                                                          50             50
     Changes in operating assets and liabilities                                                 (13)           (26)
     Other operating, net                                                                       (129)          (141)
                                                                                          ----------     ----------
         Operating cash flow from continuing operations                                        2,262          1,536
         Operating cash flow from discontinued operations                                         --             (6)
                                                                                          ----------     ----------
         Net cash provided by operating activities                                             2,262          1,530
                                                                                          ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                     (1,151)          (840)
     Sale of businesses and disposal of property, plant and equipment, net                        67             12
     Purchases of businesses, net                                                               (262)           (98)
     Equity investments and other, net                                                          (108)            32
                                                                                          ----------     ----------
         Investing cash flow from continuing operations                                       (1,454)          (894)
         Investing cash flow from discontinued operations                                         --             (4)
                                                                                          ----------     ----------
         Net cash used by investing activities                                                (1,454)          (898)
                                                                                          ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                                298             --
     Repurchase of trust preferred securities                                                     (1)            (7)
     Purchases for natural gas delivery commitment                                                --            (95)
     Buyout of natural gas delivery commitment, net                                               --           (179)
     Payments of long-term debt and capital lease liabilities                                   (596)           (29)
     Proceeds from issuance of common stock                                                        8             14
     Cash dividends paid                                                                        (292)          (281)
     Stock options exercised                                                                     159             47
     Other financing, net                                                                         (1)            (2)
                                                                                          ----------     ----------
       Net cash used by financing activities                                                    (425)          (532)
                                                                                          ----------     ----------
Increase in cash and cash equivalents                                                            383            100
Cash and cash equivalents--beginning of period                                                   146            198
                                                                                          ----------     ----------
Cash and cash equivalents--end of period                                                  $      529     $      298
=====================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 2003

1.   General

     In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation, entities where it owns a majority voting interest, its undivided interest in exploration and production ventures, and variable interest entities where it is the primary beneficiary. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes to those financial statements in Occidental's Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K).

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present Occidental's consolidated financial position as of September 30, 2003, the consolidated statements of operations for the three and nine months then ended and the consolidated cash flows for the nine months then ended. The income and cash flows for the period ended September 30, 2003, are not necessarily indicative of the income or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 2003 presentation.

     Refer to Note 1 to the consolidated financial statements in the 2002 Form 10-K for a summary of significant accounting policies.

2.   Accounting Changes

     See Notes 8 and 9 regarding accounting changes related to asset retirement obligations and variable interest entities, respectively.

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes accounting standards for how a company classifies and measures financial instruments that have characteristics of liabilities and equity. Occidental adopted the provisions of this statement on July 1, 2003. As a result of the adoption, Occidental's mandatorily redeemable trust preferred securities are now classified as a liability and the payments to the holders of the securities, which were previously recorded as minority interest on the statement of operations, are recorded as interest expense.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. Occidental adopted this statement in the third quarter of 2003 and it did not have a material effect on its financial statements.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation (See Note 13). The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The statement did not have a material effect on the financial statements when adopted.

     Since 1999, Occidental has accounted for certain energy-trading contracts in accordance with Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue No. 98-10 required that all energy-trading contracts must be marked to fair value with gains and losses included in earnings, whether the contracts were derivatives or not. In October 2002, the EITF rescinded EITF Issue No. 98-10 thus precluding both mark-to-market accounting for all energy-trading contracts that are not derivatives and fair value accounting for inventories purchased from third parties. Also, the rescission requires derivative gains and losses to be presented net on the income statement, whether or not they are physically settled, if the derivative instruments are held for trading purposes. Occidental adopted this accounting change in the first quarter of 2003 and recorded a charge for the cumulative effect of a change in accounting principles of approximately $18 million, after tax.

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

     Occidental has classified all of its mineral drilling rights as tangible assets in property, plant and equipment. The FASB and the staff of the Securities and Exchange Commission are considering a possible interpretation of SFAS No. 141, "Business Combinations", paragraph A14.d.
     (7), under which contract-based mineral rights acquired after June 30, 2001 may have to be classified as intangible assets. Occidental is in the process of determining the effect of this potential change on the financial statements; however, it does not expect the resolution of the issue to materially affect its results of operations.

3.   Asset Acquisitions and Dispositions and Other Commitments

     In 2003, Occidental made several oil and gas acquisitions in the Permian Basin for approximately $251 million in cash and sold approximately $34 million of these assets shortly thereafter.

     In April 2003, Occidental exercised its purchase option related to the OxyVinyls, L.P., LaPorte, Texas VCM plant lease for approximately $180 million. In the first quarter of 2003, Occidental exercised purchase options on railcar leases for a total of $44 million.

4.   Comprehensive Income

     The following table presents Occidental's comprehensive income items (in millions):

                                                                                         Periods Ended September 30
                                                            -------------------------------------------------------
                                                                         Three Months                   Nine Months
                                                            -------------------------     -------------------------
                                                                  2003           2002           2003           2002
     ==================================================     ==========     ==========     ==========     ==========
      Net income                                            $      446     $      402     $    1,145     $      667
      Other comprehensive income items
           Foreign currency translation adjustments                  3             12             27             --
           Derivative activity                                      11             (9)             6            (18)
           Unrealized gains (losses) on securities                   9            (50)             8             32
           Minimum pension liability adjustment                     --             --             (4)            --
                                                            ----------     ----------     ----------     ----------
      Other comprehensive income (loss), net of tax                 23            (47)            37             14
                                                            ----------     ----------     ----------     ----------
      Comprehensive income                                  $      469     $      355     $    1,182     $      681
                                                            ==========     ==========     ==========     ==========

5.   Supplemental Cash Flow Information

     During the nine months ended September 30, 2003 and 2002, net cash payments (net of refunds) for federal, foreign and state income taxes totaled approximately $323 million and $(3) million, respectively. Interest paid (net of interest capitalized) totaled approximately $276 million and $212 million for the nine months ended September 30, 2003 and 2002, respectively.

6.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

               Balance at                        September 30,            December 31,
                                                     2003                     2002
               =========================     ====================     ====================
               Raw materials                      $       59               $       54
               Materials and supplies                    145                      125
               Finished goods                            333                      319
                                                  ----------               ----------
                                                         537                      498
               LIFO adjustment                            (7)                      (7)
                                                  ----------               ----------
               Total                              $      530               $      491
                                                  ==========               ==========

7.   Derivative Activities

     For the three and nine months ended September 30, 2003, the results of operations included a net pre-tax gain of $15 million and $38 million, respectively, related to derivative mark-to-market adjustments. For the three and nine months ended September 30, 2002, the results of operations included a net pre-tax loss of $4 million and $0.2 million, respectively, related to derivative mark-to-market adjustments. The amount of interest expense recorded in the income statement was lower by approximately $15 million and $41 million for the three and nine months ended September 30, 2003, respectively, to reflect net pre-tax gains from fair-value hedges. The amount of interest expense recorded in the income statement was lower by approximately $11 million and $32 million for the three and nine months ended September 30, 2002, respectively, to reflect net pre-tax gains from fair-value hedges.

     The following table summarizes after-tax derivative activity recorded in other comprehensive income (OCI) for the nine months ended September 30, 2003 and 2002 (in millions):

                                                                       2003           2002
     =======================================================     ==========     ==========
     Beginning Balance                                           $      (26)    $      (20)
     Losses from changes in current cash flow hedges                     --            (26)
     Amount reclassified to income from the expiration of
        cash flow hedges                                                  6              8
                                                                 ----------     ----------
     Ending Balance                                              $      (20)    $      (38)
     =======================================================     ==========     ==========

     During the next twelve months, Occidental expects that $3 million of net derivative after-tax gains included in OCI, based on their valuation at September 30, 2003, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three and nine months ended September 30, 2003 and 2002.

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

     The following table summarizes the activity of the asset retirement obligations (in millions):

                                                                              Three Months              Nine Months
                                                                                     Ended                    Ended
                                                                             September 30,            September 30,
                                                                                      2003                     2003
     ============================================================     ====================     ====================
     Beginning balance                                                $                155     $                 --
     Cumulative effect of change in accounting principles                               --                      150
     Liabilities settled in the period                                                  (2)                      (7)
     Accretion expense                                                                   3                        8
     Acquisitions and other                                                              1                        3
     Revisions to estimated cash flows                                                  (1)                       2
                                                                      --------------------     --------------------
     Ending balance                                                   $                156     $                156
     ============================================================     ====================     ====================

9.   Variable Interest Entities (VIEs)

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A VIE is generally defined as an entity whose equity is unable to finance its activities or whose owners lack the risks and rewards of ownership. The statement also has disclosure requirements for all the VIEs of a company, even if the company is not the primary beneficiary. The provisions of this statement apply at inception for any entity created after January 31, 2003. Occidental adopted the provisions of this Interpretation for its existing entities on April 1, 2003 which resulted in the consolidation of its OxyMar VCM joint venture that was previously accounted for as an equity investment. As a result of the OxyMar consolidation, assets increased by $166 million and liabilities increased by $178 million. There was no material effect on net income as a result of the consolidation. In September 2003, Marubeni indicated it would exercise its option to put its interest in OxyMar to Occidental by paying approximately $25 million to Occidental. In connection with the transfer, which is expected to be complete in April 2004, Occidental will assume Marubeni's guarantee of OxyMar's debt. As all the OxyMar debt is already consolidated in Occidental's financial statements with the adoption of FIN 46, the exercise of the put will not have a material effect on Occidental's financial condition or results of operations.

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

10.  Environmental Expenditures

     Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. Occidental Petroleum Corporation (OPC) or certain of its subsidiaries are currently participating in environmental assessments and remediation activities under these laws at federal Superfund sites and other sites subject to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), comparable state sites and other remediation sites, including Occidental facilities and previously owned sites.

     The following table presents Occidental's environmental remediation reserves at September 30, 2003, grouped by three categories of environmental remediation sites ($ amounts in millions):

                                                # of Sites           Reserve
     ===================================     ===============     ===============
     CERCLA &  Equivalent Sites                          129     $           241
     Active Facilities                                    14                  46
     Closed or Sold Facilities                            41                  56
                                             ---------------     ---------------
          Total                                          184     $           343
     ===================================     ===============     ===============

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

     Shown below is additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at September 30, 2003 ($ amounts in millions):

     Description                                # of Sites           Reserve
     ===================================     ===============     ===============
     Minimal/No Exposure (a)                             109     $             5
     Reserves between $1-10 MM                            13                  52
     Reserves over $10 MM                                  7                 184
                                             ---------------     ---------------
          Total                                          129     $           241
     ===================================     ===============     ===============

     (a) Includes 33 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 55 sites where Occidental's reserves are less than $50,000 each, and 14 sites where reserves are between $50,000 and $1 million each.


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

     As mentioned in Note 2, Occidental is required under FIN 45 to disclose information relating to guarantees issued by Occidental and outstanding at September 30, 2003. These guarantees encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations. At September 30, 2003, the notional amount of these guarantees was approximately $510 million. Of this amount, approximately $422 million relates to Occidental's guarantee of equity investees' debt and other commitments. The remaining $88 million relates to various indemnities and guarantees provided to third parties.

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

                                                                                         Periods Ended September 30
                                                            -------------------------------------------------------
                                                                         Three Months                   Nine Months
                                                            -------------------------     -------------------------
                                                                  2003           2002           2003           2002
     ==================================================     ==========     ==========     ==========     ==========
     Net income                                             $      446     $      402     $    1,145     $      667
     SFAS No. 123 compensation cost, net                             5              4             14             14
                                                            ----------     ----------     ----------     ----------
     Pro-forma net income                                   $      441     $      398     $    1,131     $      653
                                                            ==========     ==========     ==========     ==========

     Basic earnings per share                               $     1.16     $     1.07     $     2.99     $     1.77
     SFAS No. 123 compensation cost, net per share                0.01           0.01           0.03           0.03
                                                            ----------     ----------     ----------     ----------
     Pro-forma basic earnings per share                     $     1.15     $     1.06     $     2.96     $     1.74
                                                            ==========     ==========     ==========     ==========

     Diluted earnings per share                             $     1.14     $     1.06     $     2.96     $     1.76
     SFAS No. 123 compensation cost, net per share                0.01           0.01           0.04           0.04
                                                            ----------     ----------     ----------     ----------
     Pro-forma diluted earnings per share                   $     1.13     $     1.05     $     2.92     $     1.72
     ==================================================     ==========     ==========     ==========     ==========

14.  Investments in Unconsolidated Entities

     The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

                                                                                         Periods Ended September 30
                                                            -------------------------------------------------------
                                                                         Three Months                   Nine Months
                                                            -------------------------     -------------------------
                                                                  2003           2002           2003           2002
     ==================================================     ==========     ==========     ==========     ==========
     Revenues                                               $      370     $      501     $    1,113     $    1,490
     Costs and expenses                                           (355)          (476)        (1,121)        (1,491)
     Loss on sale of Equistar                                       --           (242)            --           (242)
                                                            ----------     ----------     ----------     ----------
     Net income (loss)                                      $       15     $     (217)    $       (8)    $     (243)
     ==================================================     ==========     ==========     ==========     ==========

     In October 2003, Occidental purchased an additional 2.7 million shares of Lyondell common stock for $12.40 a share totaling approximately $33 million. Occidental now owns approximately 39 million shares of Lyondell common stock, which still represents approximately 22 percent of Lyondell's outstanding common stock.

15.  Industry Segments

     The following table presents Occidental's interim industry segment disclosures (in millions):

                                                      Oil and Gas            Chemical           Corporate               Total
     ========================================       =============       =============       =============       =============
     Nine months ended
     September 30, 2003
          Net sales                                 $       4,473       $       2,368       $         115 (c)   $       6,956
                                                    =============       =============       =============       =============
          Pretax operating profit (loss)            $       2,436       $         147       $        (447)(a)   $       2,136
          Income taxes                                       (412)                 (8)               (503)(b)            (923)
          Cumulative effect of changes in
            accounting principles, net                         --                  --                 (68)                (68)
                                                    -------------       -------------       -------------       -------------
          Net income (loss)                         $       2,024       $         139       $      (1,018)(d)   $       1,145
     ========================================       =============       =============       =============       =============
     Nine months ended
     September 30, 2002
          Net sales                                 $       3,347       $       2,006       $          --       $       5,353
                                                    =============       =============       =============       =============
          Pretax operating profit (loss)            $       1,556       $        (180)      $        (357)(a)   $       1,019
          Income taxes                                       (339)                397                (237)(b)            (179)
          Discontinued operations, net                         --                  --                 (78)                (78)
          Cumulative effect of changes in
            accounting principles, net                         --                  --                 (95)                (95)
                                                    -------------       -------------       -------------       -------------
          Net income (loss)                         $       1,217       $         217 (e)   $        (767)      $         667
     ========================================       =============       =============       =============       =============

     (a) Includes unallocated net interest expense, administration expense and other items.
     (b)  Includes unallocated income taxes.
     (c) During the first quarter of 2003, the Taft cogeneration facility began generating revenue, which is included in the corporate net sales amount.
     (d) Includes a $61 million pre-tax interest charge ($40 million net of tax) to repay a $450 million 6.4 percent senior note issue that had ten years of remaining life, but was subject to remarketing on April 1, 2003.
     (e) Includes an after-tax gain of $164 million related to the sale of the Equistar equity investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Occidental (as defined in Note 1 to the consolidated condensed financial statements) reported net income for the first nine months of 2003 of $1.1 billion, on net sales of $7.0 billion, compared with net income of $667 million, on net sales of $5.4 billion, for the same period of 2002. Basic earnings per common share were $2.99 for the first nine months of 2003, compared with basic earnings per common share of $1.77 for the same period of 2002. Occidental's net income for the third quarter of 2003 was $446 million, on net sales of $2.3 billion, compared with net income of $402 million, on net sales of $2.0 billion for the same period of 2002. Basic earnings per common share were $1.16 for the third quarter of 2003, compared with $1.07 for the same period of 2002.

Net income for the three and nine months ended September 30, 2003, compared with the same periods in 2002, reflected higher worldwide crude oil and natural gas prices and higher crude oil volumes partially offset by lower natural gas volumes and higher operating costs. Additionally, net income in both periods of 2003, compared to the same periods in 2002, increased due to higher chemical prices, partially offset by higher raw material and feedstock costs.

The increase in net sales of $356 million and $1.6 billion for the three and nine months ended September 30, 2003, compared with the same periods in 2002, primarily reflected higher crude oil, natural gas and chemical prices and higher crude oil production partially offset by lower natural gas volumes. For the nine months ended September 30, 2003, the gains on disposition of assets, net account included a pre-tax gain of $22 million on the sale of the remaining interests in a subsidiary holding assets in the Gulf of Mexico.

The increase in cost of sales of $157 million and $607 million for the three and nine months ended September 30, 2003, compared with the same periods in 2002, primarily reflected higher energy and raw material costs and higher DD&A expense. The increase of $134 million in selling, general, administrative and other operating expenses for the nine months ended September 30, 2003, compared to the same period in 2002, primarily reflected increases in various oil and gas costs, including higher production taxes, higher general and administrative costs and higher other operating costs. The decrease in exploration expense for the nine months ended September 30, 2003, compared with the same period in 2002, was primarily due to lower seismic costs and geological and geophysical costs in 2003. The $31 million increase in interest and debt expense, net for the nine months ended September 30, 2003, compared to the same period in 2002, primarily reflected a pre-tax debt repayment charge of $61 million, partially offset by lower interest rates and lower average debt levels. Loss (income) from equity investments for the three months and nine months ended September 30, 2002 included the pre-tax loss on the sale of the Equistar equity investment. The provision for income taxes for the three and nine months ended September 30, 2002 reflected the tax benefit resulting from the sale of the Equistar equity investment.

SEGMENT OPERATIONS

The following table sets forth the sales and earnings of each operating segment and corporate items (in millions):

                                                                                         Periods Ended September 30
                                                            -------------------------------------------------------
                                                                         Three Months                   Nine Months
                                                            -------------------------     -------------------------
                                                                  2003           2002           2003           2002
=======================================================     ==========     ==========     ==========     ==========
SEGMENT NET SALES
     Oil and Gas                                            $    1,480     $    1,224     $    4,473     $    3,347
     Chemical                                                      793            739          2,368          2,006
     Other                                                          46             --            115             --
                                                            ----------     ----------     ----------     ----------
NET SALES                                                   $    2,319     $    1,963     $    6,956     $    5,353
                                                            ==========     ==========     ==========     ==========
SEGMENT EARNINGS
     Oil and Gas                                            $      660     $      490     $    2,024     $    1,217
     Chemical                                                       61            214            139            217
                                                            ----------     ----------     ----------     ----------
                                                                   721            704          2,163          1,434
UNALLOCATED CORPORATE ITEMS
     Interest expense, net
          Debt, net                                                (59)           (73)          (236)          (195)
          Trust preferred distributions & other                    (12)           (12)           (34)           (35)
     Income taxes                                                 (160)          (105)          (505)          (250)
     Other                                                         (44)           (38)          (175)          (114)
                                                            ----------     ----------     ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                  446            476          1,213            840
Discontinued operations, net                                        --            (74)            --            (78)
Cumulative effect of changes in accounting
     principles, net                                                --             --            (68)           (95)
                                                            ----------     ----------     ----------     ----------
NET INCOME                                                  $      446     $      402     $    1,145     $      667
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


The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate for the three months ended September 30, 2003 and 2002:

                                                                               Three Months Ended September 30
                                                        ------------------------------------------------------
                                                                           Basic                         Basic
(in millions, except per share amounts)                      2003            EPS           2002            EPS
==================================================     ==========     ==========     ==========     ==========
TOTAL REPORTED EARNINGS                                $      446     $     1.16     $      402     $     1.07
                                                       ==========     ==========     ==========     ==========

OIL AND GAS
-----------
Segment Earnings                                       $      660                    $      490
No significant items affecting earnings                        --                            --
                                                       ----------                    ----------
Segment Core Earnings                                         660                           490
                                                       ----------                    ----------

CHEMICAL
--------
Segment Earnings                                               61                           214
Less: Gain on sale of Equistar investment *                    --                           164
                                                       ----------                    ----------
Segment Core Earnings                                          61                            50
                                                       ----------                    ----------

CORPORATE
---------
Results                                                      (275)                         (302)
Less: Discontinued operations, net *                           --                           (74)
                                                       ----------                    ----------

TOTAL CORE EARNINGS                                    $      446     $     1.16     $      312     $     0.83
==================================================     ==========     ==========     ==========     ==========

*These amounts are shown after tax.

The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate for the nine months ended September 30, 2003 and 2002:

                                                                                Nine Months Ended September 30
                                                        ------------------------------------------------------
                                                                           Basic                         Basic
(in millions, except per share amounts)                      2003            EPS           2002            EPS
==================================================     ==========     ==========     ==========     ==========
TOTAL REPORTED EARNINGS                                $    1,145     $     2.99     $      667     $     1.77
                                                       ==========     ==========     ==========     ==========

OIL AND GAS
-----------
Segment Earnings                                       $    2,024                    $    1,217
No significant items affecting earnings                        --                            --
                                                       ----------                    ----------
Segment Core Earnings                                       2,024                         1,217
                                                       ----------                    ----------

CHEMICAL
--------
Segment Earnings                                              139                           217
Less: Gain on sale of Equistar investment *                    --                           164
                                                       ----------                    ----------
Segment Core Earnings                                         139                            53
                                                       ----------                    ----------

CORPORATE
---------
Results                                                    (1,018)                         (767)
Less: Debt repayment charge                                   (61)                           --
      Tax effect of pre-tax adjustments                        21                            --
      Discontinued operations, net *                           --                           (78)
      Changes in accounting principles, net *                 (68)                          (95)
                                                       ----------                    ----------

TOTAL CORE EARNINGS                                    $    1,253     $     3.27     $      676     $     1.80
==================================================     ==========     ==========     ==========     ==========

*These amounts are shown after tax.

OIL AND GAS SEGMENT

                                                                                              Periods Ended September 30
                                                                 -------------------------------------------------------
                                                                              Three Months                   Nine Months
                                                                 -------------------------     -------------------------
Summary of Operating Statistics                                        2003           2002           2003           2002
============================================================     ==========     ==========     ==========     ==========
NET PRODUCTION PER DAY:
   CRUDE OIL AND NATURAL GAS LIQUIDS (MBL)
      United States                                                     259            230            252            231
      Latin America                                                      58             51             55             52
      Middle East and Other Eastern Hemisphere                          101             94            105            103

   NATURAL GAS (MMCF)
      United States                                                     534            564            535            574
      Middle East and Other Eastern Hemisphere                           71             74             74             58

   BARRELS OF OIL EQUIVALENT (MBOE)
      Consolidated subsidiaries                                         519            481            514            491
      Other interests                                                    27             21             27             22
                                                                 ----------     ----------     ----------     ----------
      Worldwide production                                              546            502            541            513
------------------------------------------------------------     ----------     ----------     ----------     ----------
AVERAGE SALES PRICE:
   CRUDE OIL ($/BBL)
      United States                                              $    28.24     $    25.75     $    28.83     $    22.81
      Latin America                                              $    25.84     $    25.36     $    27.29     $    22.23
      Middle East and Other Eastern Hemisphere                   $    26.98     $    26.36     $    27.47     $    23.45

   NATURAL GAS ($/MCF)
      United States                                              $     5.00     $     2.94     $     4.93     $     2.74
      Middle East and Other Eastern Hemisphere                   $     2.13     $     1.95     $     1.98     $     2.14
============================================================     ==========     ==========     ==========     ==========

Oil and gas segment and core earnings for the three months ended September 30, 2003, were $660 million, compared with $490 million for the same period of 2002. Oil and gas segment and core earnings for the nine months ended September 30, 2003, were $2.0 billion, compared with $1.2 billion for the same period of 2002. The increase in earnings for the three and nine months ended September 30, 2003, compared with the same periods in 2002, primarily reflected higher worldwide crude oil and natural gas prices and higher crude oil volumes partially offset by lower natural gas volumes and higher operating costs.

The increase in net sales of $256 million and $1.1 billion for the three and nine months ended September 30, 2003, compared with the same periods in 2002, primarily reflected higher crude oil and natural gas prices and higher crude oil production partially offset by lower natural gas volumes.

The average West Texas Intermediate price in the third quarter of 2003 was $30.20 per barrel and the New York Mercantile Exchange (NYMEX) natural gas price for the third quarter of 2003 was $5.59 per thousand cubic feet. A change of 10-cents per million BTUs in NYMEX gas prices impacts quarterly oil and gas segment earnings by $5 million and a $1.00 per barrel change in oil prices has a quarterly impact of $30 million pre-US tax.

Occidental expects fourth quarter 2003 oil and gas production to increase modestly due primarily to increased production from the Eden-Yuturi field and other recent discoveries, which will be shipped through the new Ecuador pipeline. The pipeline began operations in September 2003.

CHEMICAL SEGMENT

                                                                                              Periods Ended September 30
                                                                 -------------------------------------------------------
                                                                              Three Months                   Nine Months
                                                                 -------------------------     -------------------------
Summary of Operating Statistics                                        2003           2002           2003           2002
============================================================     ==========     ==========     ==========     ==========
MAJOR PRODUCT VOLUMES
     Chlorine (M Tons)                                                  681            685          2,031          2,121
     Caustic Soda (M Tons)                                              697            716          2,053          2,033
     Ethylene Dichloride (M Tons)                                       135             94            374            386
     PVC Resins (MM Lbs.)                                             1,009          1,022          2,944          3,215

MAJOR PRODUCT PRICE INDEX (BASE: 1987-1990 AVG PRICE = 1.0)
     Chlorine                                                          1.76           1.37           1.73           0.83
     Caustic                                                           0.85           0.61           0.85           0.72
     Ethylene Dichloride                                               1.13           1.30           1.18           1.02
     PVC Resins                                                        0.88           0.88           0.91           0.70
============================================================     ==========     ==========     ==========     ==========

Chemical core earnings were $61 million and $139 million, respectively, for the three and nine months ended September 30, 2003, compared with $50 million and $53 million for the same periods of 2002. The increase in core earnings for the three and nine months ended September 30, 2003, compared with the same periods in 2002, is primarily due to higher prices for chlorine, caustic soda and polyvinyl chloride resins (PVC), partially offset by higher raw material and feedstock costs. The net result was higher overall margins. Additionally, for the nine months ended September 30, 2003, the margin improvement was reduced by lower chemical sales volumes. Also, the 2002 chemical earnings reflected the results of the Equistar equity investment which were a gain of $7 million and a loss of $33 million for the three and nine months ended September 30, 2002, respectively. The Equistar equity investment was sold in August 2002.

The increase in net sales of $54 million and $362 million for the three and nine months ended September 30, 2003, compared with the same periods in 2002, primarily reflected higher prices for chlorine, caustic soda and PVC.

Occidental expects fourth quarter 2003 chemical segment earnings to be between $45 million and $55 million since the first and fourth quarter are typically the weakest quarters for the chemical business due to seasonal factors.

CORPORATE AND OTHER

The three and nine months ended September 30, 2003 other net sales amounts includes revenues from certain co-generation facilities. The three and nine months ended September 30, 2003 unallocated corporate items - other amounts include the results from the Lyondell equity investment. Unallocated corporate items - income taxes excludes U.S. federal income tax charges and credits allocated to the segments and foreign taxes. For the first nine months of 2003, segment earnings include charges of $(6) million (all for oil and gas). For the first nine months of 2002, segment earnings benefited by $401 million from credits allocated: $(2) million of charges to oil and gas and $403 million of credits to chemical.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was approximately $2.3 billion and $1.5 billion for the first nine months of 2003 and 2002, respectively. The increase of $732 million in the 2003 amount is primarily attributable to higher core earnings with higher non-cash charges to income accounting for approximately $100 million of the increase.

Occidental's net cash used by investing activities was $1.5 billion and $898 million for the first nine months of 2003 and 2002, respectively. The 2003 amount includes several acquisitions in the Permian Basin totaling $251 million. The 2003 amount also includes advances and capital contributions to equity investees, purchases of equity investee debt and an additional purchase of stock of a cost-method investee, partially offset by equity investment dividends, totaling approximately $108 million, net. The 2002 amount includes the receipt of partial repayments of amounts that were advanced to equity affiliates in prior years. Capital expenditures for the first nine months of 2003 were $1.15 billion, including $836 million for oil and gas and $300 million for chemical. The chemical amount includes $180 million for the purchase of a leased facility in La Porte, Texas and $44 million related to the exercise of purchase options for certain leased assets. Capital expenditures for the first nine months of 2002 were $840 million, including $742 million for oil and gas.

Occidental's financing activities used net cash of $425 million and $532 million in the first nine months of 2003 and 2002, respectively. The 2003 amount includes net debt repayments of approximately $298 million. The 2002 amount includes $179 million for the net buyout of the natural gas delivery commitment.

Available but unused lines of committed bank credit totaled approximately $1.8 billion at September 30, 2003. In addition, Occidental has $529 million of cash and cash equivalents on the September 30, 2003 balance sheet and its OxyMar subsidiary has a $220 million committed bank revolver which was unused at September 30, 2003. Excluding the purchases of leased assets mentioned above, Occidental currently expects to spend approximately $1.4 billion on its 2003 capital spending program with about 90 percent in the oil and gas segment. In December 2003, Occidental expects to give notice to redeem $454 million in trust preferred securities in January 2004. Occidental expects to have sufficient cash in 2003 from operations to fund its operating needs, capital expenditure requirements, dividend payments and mandatory debt repayments. If needed, Occidental could access existing credit lines.

ASSET ACQUISITIONS AND DISPOSITIONS AND OTHER COMMITMENTS

In 2003, Occidental made several oil and gas acquisitions in the Permian Basin for approximately $251 million in cash and sold approximately $34 million of these assets shortly thereafter.

In April 2003, Occidental exercised its purchase option related to the OxyVinyls, L.P., LaPorte, Texas VCM plant lease for approximately $180 million. In the first quarter of 2003, Occidental exercised purchase options on railcar leases for a total of $44 million.

DERIVATIVE ACTIVITIES

For the three and nine months ended September 30, 2003, the results of operations included a net pre-tax gain of $15 million and $38 million, respectively, related to derivative mark-to-market adjustments. For the three and nine months ended September 30, 2002, the results of operations included a net pre-tax loss of $4 million and $0.2 million, respectively, related to derivative mark-to-market adjustments. The amount of interest expense recorded in the income statement was lower by approximately $15 million and $41 million for the three and nine months ended September 30, 2003, respectively, to reflect net pre-tax gains from fair-value hedges. The amount of interest expense recorded in the income statement was lower by approximately $11 million and $32 million for the three and nine months ended September 30, 2002, respectively, to reflect net pre-tax gains from fair-value hedges.

The following table summarizes after-tax derivative activity recorded in other comprehensive income (OCI) for the nine months ended September 30, 2003 and 2002 (in millions):

                                                                  2003           2002
=======================================================     ==========     ==========
Beginning Balance                                           $      (26)    $      (20)
Losses from changes in current cash flow hedges                     --            (26)
Amount reclassified to income from the expiration
     of cash flow hedges                                             6              8
                                                            ----------     ----------
Ending Balance                                              $      (20)    $      (38)
=======================================================     ==========     ==========

During the next twelve months, Occidental expects that $3 million of net derivative after-tax gains included in OCI, based on their valuation at September 30, 2003, will be reclassified into earnings. Hedge ineffectiveness did not have a significant impact on earnings for the three and nine months ended September 30, 2003 and 2002.

ACCOUNTING CHANGES

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes accounting standards for how a company classifies and measures financial instruments that have characteristics of liabilities and equity. Occidental adopted the provisions of this statement on July 1, 2003. As a result of the adoption, Occidental's mandatorily redeemable trust preferred securities are now classified as a liability and the payments to the holders of the securities, which were previously recorded as minority interest on the statement of operations, are recorded as interest expense.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity
(VIE) if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A VIE is generally defined as an entity whose equity is unable to finance its activities or whose owners lack the risks and rewards of ownership. The statement also has disclosure requirements for all the VIEs of a company, even if the company is not the primary beneficiary. The provisions of this statement apply at inception for any entity created after January 31, 2003. Occidental adopted the provisions of this Interpretation for its existing entities on April 1, 2003 which resulted in the consolidation of its OxyMar VCM joint venture that was previously accounted for as an equity investment. As a result of the OxyMar consolidation, assets increased by $166 million and liabilities increased by $178 million. There was no material effect on net income as a result of the consolidation. In September 2003, Marubeni indicated it would exercise its option to put its interest in OxyMar to Occidental by paying approximately $25 million to Occidental. In connection with the transfer, which is expected to be complete in April 2004, Occidental will assume Marubeni's guarantee of OxyMar's debt. As all the OxyMar debt is already consolidated in Occidental's financial statements with the adoption of FIN 46, the exercise of the put will not have a material effect on Occidental's financial condition or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. Occidental adopted this statement in the third quarter of 2003 and it did not have a material effect on its financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 permits two additional transition methods for companies that elect to adopt the fair-value-based method of accounting for stock-based employee compensation. The statement also expands the disclosure requirements for stock-based compensation (See Note 13). The provisions of this statement apply to financial statements for fiscal years ending after December 15, 2002. The statement did not have a material effect on the financial statements when adopted.

Since 1999, Occidental has accounted for certain energy-trading contracts in accordance with Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue No. 98-10 required that all energy-trading contracts must be marked to fair value with gains and losses included in earnings, whether the contracts were derivatives or not. In October 2002, the EITF rescinded EITF Issue No. 98-10 thus precluding both mark-to-market accounting for all energy-trading contracts that are not derivatives and fair value accounting for inventories purchased from third parties. Also, the rescission requires derivative gains and losses to be presented net on the income statement, whether or not they are physically settled, if the derivative instruments are held for trading purposes. Occidental adopted this accounting change in the first quarter of 2003 and recorded a charge for the cumulative effect of a change in accounting principles of approximately $18 million, after tax.

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

Occidental has classified all of its mineral drilling rights as tangible assets in property, plant and equipment. The FASB and the staff of the Securities and Exchange Commission are considering a possible interpretation of SFAS No. 141, "Business Combinations", paragraph A14.d. (7), under which contract-based mineral rights acquired after June 30, 2001 may have to be classified as intangible assets. Occidental is in the process of determining the effect of this potential change on the financial statements; however, it does not expect the resolution of the issue to materially affect its results of operations.

ENVIRONMENTAL MATTERS

Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining the quality of the environment. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. Occidental Petroleum Corporation (OPC) or certain of its subsidiaries are currently participating in environmental assessments and remediation activities under these laws at federal Superfund sites and other sites subject to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), comparable state sites and other remediation sites, including Occidental facilities and previously owned sites.

The following table presents Occidental's environmental remediation reserves at September 30, 2003, grouped by three categories of environmental remediation sites ($ amounts in millions):

                                           # of Sites           Reserve
===================================     ===============     ===============
CERCLA &  Equivalent Sites                          129     $           241
Active Facilities                                    14                  46
Closed or Sold Facilities                            41                  56
                                        ---------------     ---------------
     Total                                          184     $           343
===================================     ===============     ===============

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

Shown below is additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at September 30, 2003 ($ amounts in millions):

Description                                # of Sites           Reserve
===================================     ===============     ===============
Minimal/No Exposure (a)                             109     $             5
Reserves between $1-10 MM                            13                  52
Reserves over $10 MM                                  7                 184
                                        ---------------     ---------------
     Total                                          129     $           241
===================================     ===============     ===============

(a) Includes 33 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 55 sites where Occidental's reserves are less than $50,000 each, and 14 sites where reserves are between $50,000 and $1 million each.


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

As mentioned above, Occidental is required under FIN 45 to disclose information relating to guarantees issued by Occidental and outstanding at September 30, 2003. These guarantees encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations. At September 30, 2003, the notional amount of these guarantees was approximately $510 million. Of this amount, approximately $422 million relates to Occidental's guarantee of equity investees' debt and other commitments. The remaining $88 million relates to various indemnities and guarantees provided to third parties.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended September 30, 2003, there were no material changes in the information required to be provided under Item 305 of Regulation S-X included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) - Derivative Activities" in Occidental's 2002 Annual Report on Form 10-K.

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

PART II    OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


GENERAL

This item incorporates by reference the information regarding lawsuits, claims, commitments, contingencies and related matters in Note 11 to the consolidated condensed financial statements in Part I of this Form 10-Q.

ENVIRONMENTAL PROCEEDINGS

On October 1, 2003, the Environmental Protection Agency (EPA) served one of Occidental's subsidiaries with an administrative compliance order and an administrative complaint alleging certain violations of environmental laws at the subsidiary's Pottstown, PA facility. The order and complaint do not propose any amount of penalties. However, the EPA implied in public statements that it may seek penalties exceeding $100,000. Occidental's subsidiary disputes many of the EPA's allegations. Occidental does not expect the resolution of this matter to have a material effect on its financial condition or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2003 and 2002.

          12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2003 and 2002 and the five years ended December 31, 2002.

          31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          During the quarter ended September 30, 2003, Occidental filed the following Current Reports on Form 8-K:

          1. Current Report on Form 8-K dated July 22, 2003 (date of earliest event reported), filed on July 22, 2003, for the purpose of reporting, under Items 9 and 12, Occidental's results of operations for the second quarter ended June 30, 2003, and speeches and supplemental investor information relating to Occidental's second quarter 2003 earnings announcement.

          From September 30, 2003 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

          1. Current Report on Form 8-K dated October 21, 2003 (date of earliest event reported), filed on October 21, 2003, for the purpose of reporting, under Items 9 and 12, Occidental's results of operations for the third quarter ended September 30, 2003, and speeches and supplemental investor information relating to Occidental's third quarter 2003 earnings announcement.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   OCCIDENTAL PETROLEUM CORPORATION





DATE: November 3, 2003        S. P. Dominick, Jr.
                              --------------------------------------------------
                              S. P. Dominick, Jr., Vice President and Controller
                              (Chief Accounting and Duly Authorized Officer)

                                  EXHIBIT INDEX


EXHIBITS
--------

  11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2003 and 2002.

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2003 and 2002 and the five years ended December 31, 2002.

  31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002