Form 10-Q
period 2004-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2004-05-04
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                              ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]      No
                                                  -----       -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes [X]      No
                                                  -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                              Outstanding at March 31, 2004
---------------------------------------            -----------------------------
      Common stock $.20 par value                        391,187,719 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS


                                                                                     PAGE
PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets --
                        March 31, 2004 and December 31, 2003                           2

                   Consolidated Condensed Statements of Income --
                        Three months ended March 31, 2004 and 2003                     4

                   Consolidated Condensed Statements of Cash Flows --
                        Three months ended March 31, 2004 and 2003                     5

                   Notes to Consolidated Condensed Financial Statements                6

          Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                           13

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk         21

          Item 4.  Controls and Procedures                                            22


PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings                                                  23

          Item 6.  Exhibits and Reports on Form 8-K                                   23

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                              (Amounts in millions)

                                                                                           2004           2003
================================================================================     ==========     ==========
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $      470     $      683

     Receivables, net                                                                     1,466          1,154

     Inventories                                                                            396            510

     Prepaid expenses and other                                                             140            127
                                                                                     ----------     ----------

         Total current assets                                                             2,472          2,474



LONG-TERM RECEIVABLES, net                                                                  296            264



INVESTMENTS IN UNCONSOLIDATED ENTITIES                                                    1,405          1,155



PROPERTY, PLANT AND EQUIPMENT, net of accumulated
     depreciation, depletion and amortization of $7,782 at
     March 31, 2004 and $7,467 at December 31, 2003                                      14,150         14,005



OTHER ASSETS                                                                                343            270




                                                                                     ----------     ----------

                                                                                     $   18,666     $   18,168
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                              (Amounts in millions)

                                                                                           2004           2003
================================================================================     ==========     ==========
LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt and capital lease liabilities              $       23     $       23
     Accounts payable                                                                     1,199            909
     Accrued liabilities                                                                    841            978
     Domestic and foreign income taxes                                                      454            163
     Trust preferred securities                                                              --            453
                                                                                     ----------     ----------

         Total current liabilities                                                        2,517          2,526
                                                                                     ----------     ----------

LONG-TERM DEBT, net of current maturities and unamortized discount                        4,018          3,993
                                                                                     ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred and other domestic and foreign income taxes                                 1,036          1,001
     Other                                                                                2,306          2,407
                                                                                     ----------     ----------

                                                                                          3,342          3,408
                                                                                     ----------     ----------



MINORITY INTEREST                                                                           325            312
                                                                                     ----------     ----------



STOCKHOLDERS' EQUITY
     Common stock, at par value                                                              78             77
     Additional paid-in capital                                                           4,407          4,272
     Retained earnings                                                                    3,909          3,530
     Accumulated other comprehensive income                                                  70             50
                                                                                     ----------     ----------

                                                                                          8,464          7,929
                                                                                     ----------     ----------

                                                                                     $   18,666     $   18,168
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                 (Amounts in millions, except per-share amounts)

                                                                                           2004           2003
================================================================================     ==========     ==========
REVENUES
     Net sales                                                                       $    2,580     $    2,371
     Interest, dividends and other income                                                    22             34
     Gains on disposition of assets, net                                                      1             --
                                                                                     ----------     ----------
                                                                                          2,603          2,405
                                                                                     ----------     ----------
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                                                        1,406          1,298
     Selling, general and administrative and other operating expenses                       226            187
     Exploration expense                                                                     54             28
     Interest and debt expense, net                                                          71            131
                                                                                     ----------     ----------
                                                                                          1,757          1,644
                                                                                     ----------     ----------
Income before taxes and other items                                                         846            761
Provision for domestic and foreign income and other taxes                                   361            333
Minority interest                                                                            13             19
(Income) loss from equity investments                                                       (15)            16
                                                                                     ----------     ----------
Income from continuing operations                                                           487            393
Cumulative effect of changes in accounting principles, net                                   --            (68)
                                                                                     ----------     ----------
NET INCOME                                                                           $      487     $      325
                                                                                     ==========     ==========


BASIC EARNINGS PER COMMON SHARE
     Income from continuing operations                                               $     1.24     $     1.04
     Cumulative effect of changes in accounting principles, net                              --           (.18)
                                                                                     ----------     ----------
Basic earnings per common share                                                      $     1.24     $      .86
                                                                                     ==========     ==========

DILUTED EARNINGS PER COMMON SHARE
     Income from continuing operations                                               $     1.23     $     1.03
     Cumulative effect of changes in accounting principles, net                              --           (.18)
                                                                                     ----------     ----------
Diluted earnings per common share                                                    $     1.23     $      .85
                                                                                     ==========     ==========


DIVIDENDS PER COMMON SHARE                                                           $     .275     $      .26
                                                                                     ==========     ==========


BASIC SHARES                                                                              391.5          379.1
                                                                                     ==========     ==========


DILUTED SHARES                                                                            397.2          383.2
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                              (Amounts in millions)

                                                                                                2004           2003
=====================================================================================     ==========     ==========
CASH FLOW FROM OPERATING ACTIVITIES
     Income from continuing operations                                                    $      487     $      393
     Adjustments to reconcile income to net cash provided by operating activities:
         Depreciation, depletion and amortization of assets                                      325            285
         Deferred income tax provision                                                            23             32
         Other non-cash charges to income                                                         91             25
         Gains on disposition of assets, net                                                      (1)            --
         (Income) loss from equity investments                                                   (15)            16
         Dry hole and impairment expense                                                          42             15
     Changes in operating assets and liabilities                                                  64            (18)
     Other operating, net                                                                        (51)           (74)
                                                                                          ----------     ----------
         Net cash provided by operating activities                                               965            674
                                                                                          ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                       (343)          (298)
     Purchase of businesses, net                                                                (138)           (42)
     Sales of businesses and disposal of property, plant, and equipment, net                       2              1
     Equity investments and other investing, net                                                (232)           (87)
                                                                                          ----------     ----------
         Net cash used by investing activities                                                  (711)          (426)
                                                                                          ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
     Repurchase of trust preferred securities                                                   (466)            (1)
     Proceeds from long-term debt                                                                 --            298
     Payments on long-term debt and capital lease liabilities                                     --           (482)
     Proceeds from issuance of common stock                                                        2              1
     Cash dividends paid                                                                        (101)           (94)
     Stock options exercised                                                                      99             30
     Other                                                                                        (1)            --
                                                                                          ----------     ----------
         Net cash used by financing activities                                                  (467)          (248)
                                                                                          ----------     ----------

Decrease in cash and cash equivalents                                                           (213)            --

Cash and cash equivalents--beginning of period                                                   683            146
                                                                                          ----------     ----------

Cash and cash equivalents--end of period                                                  $      470     $      146
=====================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2004

1.   General

     In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation (OPC) and/or one or more entities where it owns a majority voting interest. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental's Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K).

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present Occidental's consolidated financial position as of March 31, 2004, and the consolidated statements of income and cash flows for the three months then ended. The income and cash flows for the period ended March 31, 2004, are not necessarily indicative of the income or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been reclassified to conform to the 2004 presentation.

     Refer to Note 1 to the consolidated financial statements in the 2003 Form 10-K for a summary of significant accounting policies.


2.   Asset Acquisitions and Other Transactions

     In January 2004, Occidental acquired a 1,300-mile oil pipeline and gathering system located in the Permian Basin for approximately $143 million in cash (including a $5 million deposit in 2003).

     In January 2004, Occidental redeemed all of the outstanding 8.16 percent Trust Preferred Redeemable Securities (trust preferred securities) at par plus accrued interest which resulted in a decrease in current liabilities of approximately $453 million. This resulted in an after-tax charge of $7 million.


3.   Accounting Changes

     In December 2003, the FASB revised Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities" to exempt certain entities from its requirements and to clarify certain issues arising during the initial implementation of FIN 46. Occidental adopted the revised FIN 46 in the first quarter of 2004 and it did not have a material effect on its financial statements when adopted.

     The Emerging Issues Task Force (EITF) is currently addressing whether contract-based oil and gas mineral rights are tangible or intangible assets based on their interpretation of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Historically, Occidental has classified all of its contract-based mineral rights within property, plant and equipment and has generally not identified these amounts separately. If the EITF determines that these mineral rights should be presented as intangible assets, Occidental would have to reclassify its contract-based oil and gas mineral rights to intangible assets and make additional disclosures in accordance with SFAS No. 142. If Occidental adopted this change for rights acquired after June 30, 2001, approximately $471 million and $492 million of the property, plant and equipment balance would be reclassified to intangible assets as at March 31, 2004 and December 31, 2003, respectively. These amounts, which are net of accumulated depreciation, depletion and amortization, include approximately $464 million and $475 million of mineral rights related to proved properties as of March 31, 2004 and December 31, 2003, respectively. Occidental currently amortizes these amounts under the unit-of-production method and would continue to amortize the mineral rights under this method. Occidental believes the adoption of this would have no material effect on its results of operations.


4.   Comprehensive Income

     The following table presents Occidental's comprehensive income items (in millions):

      Three Months Ended March 31,                                2004           2003
     ==================================================     ==========     ==========
      Net income                                            $      487     $      325
      Other comprehensive income items
           Foreign currency translation adjustments                 (7)             2
           Derivative mark-to-market adjustments                    (2)           (12)
           Unrealized gain on securities                            29             23
                                                            ----------     ----------
      Other comprehensive income, net of tax                        20             13
                                                            ----------     ----------
      Comprehensive income                                  $      507     $      338
     ==================================================     ==========     ==========


5.   Supplemental Cash Flow Information

     During the three months ended March 31, 2004 and 2003, net cash payments for federal, foreign and state income taxes were approximately $64 million and $13 million, respectively. Interest paid (net of interest capitalized of $2 million and $1 million, respectively) totaled approximately $83 million and $155 million (including a $61 million debt repayment fee) for the three months ended March 31, 2004 and 2003, respectively.


6.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

      Balance at                                March 31, 2004          December 31, 2003
      ==================================     ====================     ====================
      Raw materials                               $       50               $       46
      Materials and supplies                             146                      143
      Finished goods                                     221                      342
                                                  ----------               ----------
                                                         417                      531
      LIFO reserve                                       (21)                     (21)
                                                  ----------               ----------
      Total                                       $      396               $      510
      ==================================          ==========               ==========

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

     The following summarizes the activity of the asset retirement obligations (in millions):

     Three Months Ended March 31,                                           2004           2003
     ============================================================     ==========     ==========

     Beginning balance                                                $      167     $       --
     Cumulative effect of change in accounting principles                     --            151
     Liabilities incurred in the period                                        9             --
     Liabilities settled in the period                                        (3)            (3)
     Acquisition and other                                                    16             --
     Accretion expense                                                         3              3
                                                                      ----------     ----------
     Ending balance                                                   $      192     $      151
     ============================================================     ==========     ==========


8.   Environmental Expenditures

     Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws, or are otherwise involved in proceedings involving historical practices, at federal Superfund sites and other sites subject to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), comparable state sites and other remediation sites, including Occidental facilities and previously owned sites.

     The following table presents Occidental's environmental remediation reserves at March 31, 2004, grouped by three categories of environmental remediation sites ($ amounts in millions):

                                                # of Sites           Reserve
     ===================================     ===============     ===============
     CERCLA &  Equivalent Sites                          119     $           232
     Active Facilities                                    14                  78
     Closed or Sold Facilities                            40                  53
                                             ---------------     ---------------
          Total                                          173     $           363
     ===================================     ===============     ===============

     In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental expects that it may continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $400 million beyond the amount accrued.

     At March 31, 2004, OPC or certain of its subsidiaries have been named in CERCLA or state equivalent proceedings, as shown below ($ amounts in millions):

     Description                                # of Sites           Reserve
     ===================================     ===============     ===============
     Minimal/No Exposure (a)                              97     $             5
     Reserves between $1-10 MM                            15                  57
     Reserves over $10 MM                                  7                 170
                                             ---------------     ---------------
          Total                                          119     $           232
     ===================================     ===============     ===============

     (a) Includes 26 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 54 sites where Occidental's reserves are less than $50,000 each, and 10 sites where reserves are between $50,000 and $1 million each.


     Refer to Note 8 to the consolidated financial statements in the 2003 Form 10-K for additional information regarding Occidental's environmental expenditures.


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

     Occidental has guarantees outstanding at March 31, 2004, which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At March 31, 2004, the notional amount of these guarantees was approximately $400 million. Of this amount, approximately $300 million relates to Occidental's guarantees of equity investees' debt and other commitments. The remaining $100 million relates to various indemnities and guarantees provided to third parties.

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

10.  Income Taxes

     The provision for taxes based on income for the 2004 and 2003 interim periods was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion (APB) No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income. The provision for income taxes for the first quarter of 2004 includes a $20 million credit from settlement of a tax issue.


11.  Stock-Based Compensation

     Occidental accounts for its stock incentive plans (Plans) using the intrinsic value method under APB No. 25 and related interpretations. Occidental's policy is to recognize compensation expense over the vesting period of the award. Had compensation expense for those Plans been determined in accordance with SFAS No. 123, "Accounting for Stock Based Compensation", Occidental's pro-forma net income and earnings per share would have been as follows (in $ millions, except per share amounts):

     Three Months Ended March 31,                                           2004           2003
     ============================================================     ==========     ==========
     Net income                                                       $      487     $      325
     Add: Stock-based compensation included in net income, net
     of tax, under APB No. 25                                                  9              7
     Deduct : Stock-based compensation, net of tax, determined
     under SFAS No. 123 fair value method                                    (13)           (11)
                                                                      ----------     ----------
     Pro-forma net income                                             $      483     $      321
     ============================================================     ==========     ==========

     Earnings Per Share:
          Basic - as reported                                         $     1.24     $     0.86
          Basic - pro forma                                           $     1.23     $     0.85

          Diluted - as reported                                       $     1.23     $     0.85
          Diluted - pro forma                                         $     1.22     $     0.84
     ------------------------------------------------------------     ----------     ----------


12.  Retirement Plans and Postretirement Benefits

     Occidental has various defined benefit and defined contribution retirement plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

     The following table sets forth the components of the net periodic benefit costs for Occidental's defined benefit pension and postretirement benefit plans as of March 31 (in millions):

     Three Months Ended March 31,                                 2004                                    2003
     ========================================     ===================================     ===================================
                                                      Pension          Postretirement         Pension          Postretirement
     Net Periodic Benefit Cost                        Benefit             Benefit             Benefit             Benefit
     ========================================     ===============     ===============     ===============     ===============
      Service cost                                $             3     $             2     $             3     $             2
      Interest cost                                             6                   8                   6                   8
      Expected return on plan assets                           (5)                 --                  (5)                 --
      Amortization of transition obligation                    --                  --                  --                  --
      / (asset)
      Amortization of prior service cost                       --                  --                  --                  --
      Recognized actuarial (gain) / loss                        1                   3                   1                   3
                                                  ---------------     ---------------     ---------------     ---------------
            Total                                 $             5     $            13     $             5     $            13
     ========================================     ===============     ===============     ===============     ===============

     On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Occidental intends to review its retirees' health care plans in light of the new Medicare provisions, which may change Occidental's obligations under the plan. Therefore, the retiree medical obligations and costs reported do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions' impact is permitted by Financial Accounting Standards Board Staff Position 106-b due to open questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. The final accounting guidance could require changes to previously reported information.

     Occidental funded approximately $2 million to its domestic defined benefit pension plans for the quarter ended March 31, 2004 and it expects to contribute a total of $6 million during 2004. All of the contributions are expected to be in the form of cash.

     Refer to Note 13 to the consolidated financial statements in the 2003 Form 10-K for additional information regarding Occidental's retirement plans and postretirement benefits.


13.  Investments in Unconsolidated Entities

     The following table presents Occidental's proportionate interest in the summarized financial information of its equity method investments (in millions):

     Three Months Ended March 31,                                 2004           2003
     ==================================================     ==========     ==========
     Revenues                                               $      353     $      426
     Costs and expenses                                            338            442
                                                            ----------     ----------
     Net income (loss) from continuing operations           $       15     $      (16)
     ==================================================     ==========     ==========


     Occidental has a 50-percent interest in Elk Hills Power LLC (EHP), a limited liability company that operates a gas-fired, power-generation plant in California. EHP is a variable interest entity under the provisions of FIN 46. Occidental has concluded it is not the primary beneficiary of EHP and, therefore, accounts for its investment using the equity method. In the first quarter of 2004, Occidental loaned approximately $208 million to EHP which it used to repay its debt that had been guaranteed by Occidental. Occidental's maximum exposure to loss, which is measured as its net investment in EHP plus loans and advances, totaled approximately $208 million at March 31, 2004.

14.  Industry Segments

     The following table presents Occidental's interim industry segment and corporate disclosures (in millions):

                                                                                                Corporate
                                                      Oil and Gas            Chemical           and Other               Total
     ========================================       =============       =============       =============       =============
     Quarter ended March 31, 2004
          Net sales                                 $       1,693       $         857       $          30       $       2,580
                                                    =============       =============       =============       =============
          Pretax operating profit (loss)            $         919       $          52       $        (123)(a)   $         848
          Income taxes                                       (169)                 (2)               (190)(b)            (361)
                                                    -------------       -------------       -------------       -------------
          Net income (loss)                         $         750       $          50       $        (313)(c)   $         487
     ========================================       =============       =============       =============       =============
     Quarter ended March 31, 2003
          Net sales                                 $       1,553       $         790       $          28       $       2,371
                                                    =============       =============       =============       =============
          Pretax operating profit (loss)            $         880       $          38       $        (192)(a)   $         726
          Income taxes                                       (153)                 (3)               (177)(b)            (333)
          Cumulative effect of changes in
             accounting principles, net                        --                  --                 (68)                (68)
                                                    -------------       -------------       -------------       -------------
          Net income (loss)                         $         727       $          35       $        (437)(d)   $         325
     ========================================       =============       =============       =============       =============

(a) Includes unallocated net interest expense, administration expense and other items.
(b) Includes unallocated income taxes. The 2004 amount includes a $20 million credit from a tax settlement.
(c) Includes a trust preferred securities redemption pre-tax charge of $11 million ($7 million net of tax).
(d) Includes a $61 million pre-tax interest charge ($40 million net of tax) to repay a $450 million 6.4 percent senior note issue that had ten years of remaining life, but was subject to remarketing on April 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Occidental (as defined in Note 1 to the consolidated condensed financial statements) reported net income for the first quarter of 2004 of $487 million, on net sales of $2.6 billion, compared with net income of $325 million, on net sales of $2.4 billion, for the same period of 2003. Basic earnings per common share were $1.24 for the first quarter of 2004, compared with basic earnings per common share of $0.86 for the same period of 2003.

Net income for the first quarter of 2004 included a pre-tax charge of $11 million for the redemption of all of the outstanding 8.16 percent Trust Preferred Redeemable Securities (trust preferred securities) and a $20 million credit from settlement of a tax issue. Net income for the first quarter of 2003 included a pre-tax debt repayment charge of $61 million and a $68 million after-tax cumulative effect of changes in accounting principles. Net income for the first quarter of 2004, compared to the same period in 2003, reflected higher crude oil and natural gas prices and volumes and higher chemical margins.

SELECTED INCOME STATEMENT ITEMS

The increase of $209 million in net sales in the first quarter of 2004, compared with the same period in 2003, primarily reflected higher worldwide crude oil volumes and prices, higher natural gas prices and higher chemical volumes and prices.

The increase of $108 million in cost of sales for the first quarter of 2004, compared with the same period in 2003, primarily reflected higher energy and raw material costs and higher DD&A expense due to accelerated drilling in Colombia and Yemen and a facility expansion in Qatar. The increase of $39 million in selling, general and administrative and other operating expenses for the first quarter of 2004, compared to the same period in 2003, primarily reflected increases in various oil and gas costs, including higher production-related taxes, and higher other operating costs. The increase of $26 million in exploration expense for the first quarter of 2004, compared to the same period in 2003, primarily reflected higher lease impairment charges. Interest and debt expense, net for the first quarter of 2004 included a trust preferred securities redemption pre-tax charge of $11 million. Interest and debt expense, net for the first quarter of 2003 included a pre-tax debt repayment charge of $61 million. The provision for income taxes for the first quarter of 2004 includes a $20 million credit from settlement of a tax issue. The income from equity investments of $15 million in the first quarter of 2004, compared to an equity investment loss of $16 million in the same period in 2003, was primarily attributable to a smaller loss from the Lyondell equity investment and higher income from a Russian oil and gas affiliate.

SEGMENT OPERATIONS

The following table sets forth the sales and earnings of each industry segment and unallocated corporate items (in millions):

                                                                   Three Months Ended
                                                                             March 31
                                                            -------------------------
                                                                  2004           2003
=======================================================     ==========     ==========
NET SALES
 Oil and gas                                                $    1,693     $    1,553
 Chemical                                                          857            790
 Other                                                              30             28
                                                            ----------     ----------

NET SALES                                                   $    2,580     $    2,371
                                                            ==========     ==========
SEGMENT EARNINGS
 Oil and gas                                                $      750     $      727
 Chemical                                                           50             35
                                                            ----------     ----------
                                                                   800            762
UNALLOCATED CORPORATE ITEMS
 Interest expense, net
     Debt, net                                                     (54)          (124)
     Trust preferred distributions and other                       (14)           (11)
 Income taxes                                                     (190)          (178)
 Other                                                             (55)           (56)
                                                            ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                  487            393
Cumulative effect of changes in accounting principles, net          --            (68)
                                                            ----------     ----------

Net Income                                                  $      487     $      325
=======================================================     ==========     ==========

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


The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate and other:

                                                                                   Three Months Ended March 31
                                                        ------------------------------------------------------
(in millions, except per share amounts)                      2003            EPS           2002            EPS
==================================================     ==========     ==========     ==========     ==========

TOTAL REPORTED EARNINGS                                $      487     $     1.24     $      325     $     0.86
                                                       ==========     ==========     ==========     ==========

OIL AND GAS
-----------
Segment Earnings                                       $      750                    $      727
No significant items affecting earnings                        --                            --
                                                       ----------                    ----------
Segment Core Earnings                                         750                           727
                                                       ----------                    ----------

CHEMICAL
--------
Segment Earnings                                               50                            35
No significant items affecting earnings                        --                            --
                                                       ----------                    ----------
Segment Core Earnings                                          50                            35
                                                       ----------                    ----------

CORPORATE AND OTHER
-------------------
Results                                                      (313)                         (437)
Less:
     Trust preferred securities redemption charge             (11)                           --
     Settlement of tax issue                                   20                            --
     Debt repayment charge                                     --                           (61)
     Tax effect of pre-tax adjustments                          4                            21
     Changes in accounting principles, net *                   --                           (68)
                                                       ----------                    ----------

TOTAL CORE EARNINGS                                    $      474     $     1.21     $      433     $     1.14
==================================================     ==========     ==========     ==========     ==========

* These amounts are shown after tax

WORLDWIDE EFFECTIVE TAX RATE

The following table sets forth the calculation of the worldwide effective tax rate for reported income and core earnings:

                                                                   Three Months Ended
                                                                             March 31
                                                            -------------------------
(in millions)                                                     2004           2003
=======================================================     ==========     ==========
REPORTED INCOME

 Income before taxes                                        $      848            726

 Income tax expense
     Domestic                                                      191            179
     Foreign                                                       170            154
                                                            ----------     ----------
 Total                                                             361            333

 Income for continuing operations                                  487            393
 Cumulative effect of accounting changes                            --            (68)
                                                            ----------     ----------
 Net income                                                 $      487            325
                                                            ==========     ==========

 Worldwide effective tax rate                                      43%            46%
                                                            ==========     ==========

CORE EARNINGS

 Income before taxes                                        $      859            787

 Income tax expense
     Domestic                                                      215            200
     Foreign                                                       170            154
                                                            ----------     ----------
 Total                                                             385            354

 Core Earnings                                              $      474            433
                                                            ==========     ==========

 Worldwide effective tax rate                                      45%            45%
=======================================================     ==========     ==========

OIL AND GAS SEGMENT

                                                                        Three Months Ended
                                                                                  March 31
                                                                 -------------------------
Summary of Operating Statistics                                        2004           2003
============================================================     ==========     ==========
NET PRODUCTION PER DAY:
     CRUDE OIL AND NATURAL GAS LIQUIDS (MBL)
       United States                                                    258            241
       Latin America                                                     79             53
       Middle East                                                       95             99
       Other Eastern Hemisphere                                           9             10

     NATURAL GAS (MMCF)
       United States                                                    527            528
       Middle East                                                       11             --
       Other Eastern Hemisphere                                          75             75

BARRELS OF OIL EQUIVALENT (MBOE)
     Consolidated subsidiaries                                          543            504
     Other interests                                                     25             28
                                                                 ----------     ----------
     Worldwide production                                               568            532
============================================================     ==========     ==========

AVERAGE SALES PRICE:
     CRUDE OIL ($/BBL)
       United States                                             $    32.62     $    31.57
       Latin America                                             $    28.99     $    31.23
       Middle East                                               $    30.08     $    30.40
         Other Eastern Hemisphere                                $    29.37     $    28.05

     NATURAL GAS ($/MCF)
       United States                                             $     5.00     $     4.30
          Middle East                                            $     0.97     $       --
       Other Eastern Hemisphere                                  $     2.23     $     1.89
============================================================     ==========     ==========

Oil and gas segment and core earnings for the first quarter of 2004 were $750 million, compared with $727 million for the same period of 2003. The increase of $23 million in earnings for the first quarter of 2004, compared to the first quarter of 2003, reflected higher prices for crude oil and natural gas and increased crude oil volumes. This was partially offset by higher exploration expense and higher DD&A rates due to accelerated drilling of wells in Colombia and Yemen and a facilities expansion project in Qatar. Also, increased production-related taxes and higher utility costs were the result of higher oil and gas prices. Apart from these and other energy price-related costs, lifting costs are not materially higher compared to the first quarter 2003. Worldwide production costs for the first quarter 2004 were $6.54 per barrels of oil equivalent (BOE) compared to the average 2003 production cost of $6.08 per BOE.

The increase of $140 million in net sales in the first quarter of 2004, compared with the same period in 2003, primarily reflected increased crude oil volumes and higher prices for crude oil and natural gas.

The average West Texas Intermediate price in the first quarter of 2004 was $35.15 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $5.84 per million BTUs. A change of 10 cents per million BTUs in NYMEX gas prices impacts quarterly oil and gas segment earnings by approximately $5 million while a $1.00 per-barrel change in oil prices has a quarterly impact of approximately $32 million. Occidental expects second quarter 2004 production to be approximately the same as the first quarter 2004 and exploration expense to be about $40 million.

CHEMICAL SEGMENT

                                                                        Three Months Ended
                                                                                  March 31
                                                                 -------------------------
Summary of Operating Statistics                                        2004           2003
============================================================     ==========     ==========
MAJOR PRODUCT VOLUMES (M TONS, EXCEPT PVC
   RESINS)
     Chlorine (a)                                                       706            686
     Caustic Soda                                                       732            637
     Ethylene Dichloride                                                122            131
     PVC Resins (millions of pounds)                                  1,071          1,063

MAJOR PRODUCT PRICE INDEX (1987 THROUGH 1990
   AVERAGE PRICE = 1.0)
     Chlorine                                                          1.60           1.64
     Caustic Soda                                                      0.71           0.81
     Ethylene Dichloride                                               1.32           1.23
     PVC Resins (b)                                                    0.94           0.89
============================================================     ==========     ==========

(a)  Product volumes include those manufactured and consumed internally.
(b) Product volumes produced at former Polyone facilities, now part of Occidental, are excluded from the product price indexes.

Chemical segment and core earnings for the first quarter of 2004 were $50 million, compared with $35 million for the same period of 2003. The increase of $15 million in earnings for the first quarter of 2004, compared with the same period in 2003, was due primarily to higher margins and volumes in vinyls, which were partially offset by higher ethylene costs and also by lower caustic soda margins.

The increase of $67 million in net sales in the first quarter of 2004, compared with the same period in 2003, primarily reflected higher volumes and prices in vinyls.

Occidental expects second quarter 2004 chemical earnings of $60 to $70 million compared to $43 million in the second quarter of 2003, assuming the economy continues to strengthen.

CORPORATE AND OTHER

Unallocated corporate items - income taxes includes a $20 million credit related to a settlement of a tax issue. Continuing tax audit discussions could result in additional settlements in 2004 or later.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $965 million for the first quarter of 2004, compared with $674 million for the same period of 2003. The increase of $291 million is primarily attributable to higher income from continuing operations after non-cash charges to income including depreciation, depletion and amortization expense and lower working capital usage.

Occidental's net cash used by investing activities was $711 million for the first quarter of 2004, compared with $426 million for the same period of 2003. The 2004 amount includes a $208 million advance to the Elk Hills Power LLC (EHP) equity investment which EHP used to repay a portion of their debt. The 2004 amount also includes the purchase of the pipeline and gathering system in the Permian Basin. The 2003 amount includes a deposit for the purchase of Permian assets, advances to equity investees, purchases of equity investee debt and an additional stock purchase of a cost-method investee. Capital expenditures for the first quarter of 2004 were $343 million, including $326 million in oil and gas. Capital expenditures for the first quarter of 2003 were $298 million, including $225 million in oil and gas and $68 million for chemical which included $44 million related to the exercise of purchase options for certain leased railcars.

Occidental's net cash used by financing activities was $467 million in the first quarter of 2004, compared with $248 million for the same period of 2003. The 2004 amount includes the total cash paid of $466 million to repurchase the trust preferred securities in January 2004. The 2003 amount includes net debt payments of approximately $184 million.

In January 2004, Occidental redeemed all of the outstanding trust preferred securities at par plus accrued interest which resulted in a decrease in current liabilities of approximately $453 million.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at March 31, 2004. Occidental believes that cash on hand and cash generated from its operations will be sufficient to fund its operating needs, capital expenditure requirements and dividend payments. If needed, Occidental could access its existing unused credit facilities.

ENVIRONMENTAL EXPENDITURES

Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. Occidental Petroleum Corporation (OPC) or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws, or are otherwise involved in proceedings involving historical practices, at federal Superfund sites and other sites subject to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), comparable state sites and other remediation sites, including Occidental facilities and previously owned sites.

The following table presents Occidental's environmental remediation reserves at March 31, 2004, grouped by three categories of environmental remediation sites ($ amounts in millions):

                                           # of Sites           Reserve
===================================     ===============     ===============
CERCLA &  Equivalent Sites                          119     $           232
Active Facilities                                    14                  78
Closed or Sold Facilities                            40                  53
                                        ---------------     ---------------
         Total                                      173     $           363
===================================     ===============     ===============

In determining the environmental remediation reserves and reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental expects that it may continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $400 million beyond the amount accrued.

At March 31, 2004, OPC or certain of its subsidiaries have been named in CERCLA or state equivalent proceedings, as shown below ($ amounts in millions):

Description                                # of Sites           Reserve
===================================     ===============     ===============
Minimal/No Exposure (a)                              97     $             5
Reserves between $1-10 MM                            15                  57
Reserves over $10 MM                                  7                 170
                                        ---------------     ---------------
      Total                                         119     $           232
===================================     ===============     ===============

(a) Includes 26 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 54 sites where Occidental's reserves are less than $50,000 each, and 10 sites where reserves are between $50,000 and $1 million each.


Refer to the "Environmental Expenditures" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Form 10-K for additional information regarding Occidental's environmental expenditures.

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

Occidental has guarantees outstanding at March 31, 2004, which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At March 31, 2004, the notional amount of these guarantees was approximately $400 million. Of this amount, approximately $300 million relates to Occidental's guarantees of equity investees' debt and other commitments. The remaining $100 million relates to various indemnities and guarantees provided to third parties.

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

ACCOUNTING CHANGES

In December 2003, the FASB revised FIN 46, "Consolidation of Variable Interest Entities" to exempt certain entities from its requirements and to clarify certain issues arising during the initial implementation of FIN 46. Occidental adopted the revised FIN 46 in the first quarter of 2004 and it did not have a material effect on its financial statements when adopted.

The Emerging Issues Task Force (EITF) is currently addressing whether contract-based oil and gas mineral rights are tangible or intangible assets based on their interpretation of Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Historically, Occidental has classified all of its contract-based mineral rights within property, plant and equipment and has generally not identified these amounts separately. If the EITF determines that these mineral rights should be presented as intangible assets, Occidental would have to reclassify its contract-based oil and gas mineral rights to intangible assets and make additional disclosures in accordance with SFAS No. 142. If Occidental adopted this change for rights acquired after June 30, 2001, approximately $471 million and $492 million of the property, plant and equipment balance would be reclassified to intangible assets as of March 31, 2004 and December 31, 2003, respectively. These amounts, which are net of accumulated depreciation, depletion and amortization, include approximately $464 million and $475 million of mineral rights related to proved properties as at March 31, 2004 and December 31, 2003, respectively. Occidental currently amortizes these amounts under the unit-of-production method and would continue to amortize the mineral rights under this method. Occidental believes the adoption of this would have no material effect on its results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended March 31, 2004, there were no material changes in the information required to be provided under Item 305 of Regulation S-X included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) - Derivative Activities and Market Risk" in Occidental's 2003 Annual Report on Form 10-K.

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

There has been no change in Occidental's internal control over financial reporting during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


This item incorporates by reference the information regarding legal proceedings in Note 9 to the consolidated condensed financial statements in Part I of this Form 10-Q.

In April 2004, a number of U.S. companies, including Occidental Chemical Corporation, were served with seven lawsuits filed in Nicaragua by approximately two thousand individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to the pesticide DBCP. In the opinion of management, all of these claims are without merit because, among other things, the Company believes that Occidental DBCP was never sold or used in Nicaragua. Under the applicable Nicaraguan statute, DBCP defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. In two such situations, involving other defendants, Nicaraguan courts proceeded to enter significant judgments against the defendants under that statute. In the opinion of management, any judgment rendered under the statute would be unenforceable in the United States. Accordingly, management does not expect the ultimate resolution of any of these matters to have a material adverse effect upon Occidental's consolidated financial position or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors, as amended April 30, 2004 (filed as
               Exhibit 99.1 to the Registration Statement on Form S-8 of Occidental, File No. 333-115099)

          11 Statement regarding the computation of earnings per share for the three months ended March 31, 2004 and 2003.

          12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2004 and 2003 and the five years ended December 31, 2003.

          31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K

          During the quarter ended March 31, 2004, Occidental filed the following Current Report on Form 8-K:

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


          From March 31, 2004 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

          1. Current Report on Form 8-K dated April 23, 2004 (date of earliest event reported), filed on April 23, 2004, for the purpose of reporting, under Item 5, Occidental's results of operations for the first quarter ended March 31, 2004, and under Items 9 and 12, speeches and supplemental investor information relating to Occidental's first quarter 2004 earnings announcement (which information under Items 9 and 12 shall not be deemed to be filed).

          2. Current Report on Form 8-K dated April 30, 2004 (date of earliest event reported), filed on April 30, 2004, for the purpose of reporting, under Item 9, a presentation by Dr. Ray R. Irani, CEO, at Occidental's 2004 Annual Meeting of Stockholders (which information under Item 9 shall not be deemed to be filed).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              OCCIDENTAL PETROLEUM CORPORATION







DATE: May 4, 2004             S. P. Dominick, Jr.
                              --------------------------------------------------
                              S. P. Dominick, Jr., Vice President and Controller
                              (Chief Accounting and Duly Authorized Officer)

                                  EXHIBIT INDEX

EXHIBITS
--------

     11 Statement regarding the computation of earnings per share for the three months ended March 31, 2004 and 2003.

     12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2004 and 2003 and the five years ended December 31, 2003.

     31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002