Form 10-Q
period 2004-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2004-08-02
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at June 30, 2004
    -------------------------------             ----------------------------
      Common stock $.20 par value                    391,698,256 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS

                                                                                     PAGE

PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets --
                         June 30, 2004 and December 31, 2003                           2

                    Consolidated Condensed Statements of Operations --
                         Three and six months ended June 30, 2004 and 2003             4

                    Consolidated Condensed Statements of Cash Flows --
                         Six months ended June 30, 2004 and 2003                       5

                    Notes to Consolidated Condensed Financial Statements               6

          Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                          13

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk        23

          Item 4.   Controls and Procedures                                           23

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                                 24

          Item 4.   Submission of Matters to a Vote of Security-Holders               24

          Item 6.   Exhibits and Reports on Form 8-K                                  25

                          PART I FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003
                              (Amounts in millions)

                                                                                           2004           2003
================================================================================     ==========     ==========
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $      383     $      683

     Receivables, net                                                                     1,995          1,154

     Inventories                                                                            449            510

     Prepaid expenses and other                                                             133            127
                                                                                     ----------     ----------

          Total current assets                                                            2,960          2,474


LONG-TERM RECEIVABLES, net                                                                  225            264



INVESTMENTS IN UNCONSOLIDATED ENTITIES                                                    1,503          1,155



PROPERTY, PLANT AND EQUIPMENT, net of accumulated
     depreciation, depletion and amortization of $8,089 at
     June 30, 2004 and $7,467 at December 31, 2003                                       14,339         14,005



OTHER ASSETS                                                                                318            270



                                                                                     ----------     ----------
                                                                                     $   19,345     $   18,168
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003
                              (Amounts in millions)

                                                                                           2004           2003
================================================================================     ==========     ==========
LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt and capital lease liabilities              $      182     $       23
     Accounts payable                                                                     1,279            909
     Accrued liabilities                                                                    965            978
     Domestic and foreign income taxes                                                      298            163
     Trust preferred securities                                                              --            453
                                                                                     ----------     ----------

          Total current liabilities                                                       2,724          2,526
                                                                                     ----------     ----------

LONG-TERM DEBT, net of current maturities and unamortized discount                        3,788          3,993
                                                                                     ----------     ----------



DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred and other domestic and foreign income taxes                                 1,111          1,001
     Other                                                                                2,375          2,407
                                                                                     ----------     ----------

                                                                                          3,486          3,408
                                                                                     ----------     ----------


MINORITY INTEREST                                                                           341            312
                                                                                     ----------     ----------


STOCKHOLDERS' EQUITY
     Common stock, at par value                                                              78             77
     Additional paid-in capital                                                           4,437          4,272
     Retained earnings                                                                    4,382          3,530
     Accumulated other comprehensive income                                                 109             50
                                                                                     ----------     ----------
                                                                                          9,006          7,929
                                                                                     ----------     ----------
                                                                                     $   19,345     $   18,168
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 (Amounts in millions, except per-share amounts)

                                                                         Three Months Ended            Six Months Ended
                                                                                    June 30                     June 30
                                                                   ------------------------    ------------------------
                                                                         2004          2003          2004          2003
===============================================================    ==========    ==========    ==========    ==========
REVENUES
   Net sales                                                       $    2,750    $    2,266    $    5,330    $    4,637
   Interest, dividends and other income                                    19            17            41            51
   Gains on disposition of assets, net                                     --            22             1            22
                                                                   ----------    ----------    ----------    ----------
                                                                        2,769         2,305         5,372         4,710
                                                                   ----------    ----------    ----------    ----------
COSTS AND OTHER DEDUCTIONS
   Cost of sales                                                        1,467         1,264         2,873         2,562
   Selling, general and administrative and other
      operating expenses                                                  239           250           465           437
   Environmental remediation                                               --            13            --            13
   Exploration expense                                                     40            29            94            57
   Interest and debt expense, net                                          62            59           133           190
                                                                   ----------    ----------    ----------    ----------
                                                                        1,808         1,615         3,565         3,259
                                                                   ----------    ----------    ----------    ----------
Income before taxes and other items                                       961           690         1,807         1,451
Provision for domestic and foreign income and other taxes                 383           290           744           623
Minority interest                                                          23            19            36            38
(Income) loss from equity investments                                     (26)            7           (41)           23
                                                                   ----------    ----------    ----------    ----------
Income from continuing operations                                         581           374         1,068           767
Cumulative effect of changes in accounting principles, net                 --            --            --           (68)
                                                                   ----------    ----------    ----------    ----------
NET INCOME                                                         $      581    $      374    $    1,068    $      699
                                                                   ==========    ==========    ==========    ==========

BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations                               $     1.48    $     0.98    $     2.72    $     2.02
   Cumulative effect of changes in accounting principles, net              --            --            --         (0.18)
                                                                   ----------    ----------    ----------    ----------
Basic earnings per common share                                    $     1.48    $     0.98    $     2.72    $     1.84
                                                                   ==========    ==========    ==========    ==========

DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations                               $     1.46    $     0.97    $     2.68    $     1.99
   Cumulative effect of changes in accounting principles, net              --            --            --         (0.18)
                                                                   ----------    ----------    ----------    ----------
Diluted earnings per common share                                  $     1.46    $     0.97    $     2.68    $     1.81
                                                                   ==========    ==========    ==========    ==========

DIVIDENDS PER COMMON SHARE                                         $    0.275    $    0.260    $    0.550    $    0.520
                                                                   ==========    ==========    ==========    ==========

BASIC SHARES                                                            393.9         382.6         392.8         380.9
                                                                   ==========    ==========    ==========    ==========

DILUTED SHARES                                                          398.9         386.7         398.0         384.9
===============================================================    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                              (Amounts in millions)

                                                                                           2004           2003
================================================================================     ==========     ==========
CASH FLOW FROM OPERATING ACTIVITIES
   Income from continuing operations                                                 $    1,068     $      767
   Adjustments to reconcile income to net cash provided by operating activities:
      Depreciation, depletion and amortization of assets                                    650            571
      Deferred income tax provision                                                          77             50
      Other noncash charges to income                                                       176            112
      Gains on disposition of assets, net                                                    (1)           (22)
      (Income)/loss from equity investments                                                 (41)            23
      Dry hole and impairment expense                                                        69             30
   Changes in operating assets and liabilities                                             (464)            36
   Other operating, net                                                                     (77)          (101)
                                                                                     ----------     ----------
      Net cash provided by operating activities                                           1,457          1,466
                                                                                     ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                    (804)          (791)
   Purchase of businesses, net                                                             (177)          (251)
   Sales of businesses and disposal of property, plant and equipment, net                     4             26
   Equity investments and other investing, net                                             (215)          (110)
                                                                                     ----------     ----------
      Net cash used by investing activities                                              (1,192)        (1,126)
                                                                                     ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Redemption (2004) / Repurchase (2003) of trust preferred securities                     (466)            (1)
   Proceeds from long-term debt                                                              --            298
   Payments of long-term debt and capital lease liabilities                                  --           (587)
   Proceeds from issuance of common stock                                                     3              7
   Cash dividends paid                                                                     (208)          (193)
   Stock options exercised                                                                  110            106
   Other                                                                                     (4)            (1)
                                                                                     ----------     ----------
      Net cash used by financing activities                                                (565)          (371)
                                                                                     ----------     ----------
Decrease in cash and cash equivalents                                                      (300)           (31)
Cash and cash equivalents--beginning of period                                              683            146
                                                                                     ----------     ----------
Cash and cash equivalents--end of period                                             $      383     $      115
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2004

1.   General

     In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation (OPC) and/or one or more entities where it owns a majority voting interest (subsidiaries). Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental's Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K).

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present Occidental's consolidated financial position as of June 30, 2004, the consolidated statements of operations for the three and six months then ended and the statements of cash flows for the six months then ended. The income and cash flows for the period ended June 30, 2004, are not necessarily indicative of the income or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 2004 presentation.

     Refer to Note 1 to the consolidated financial statements in the 2003 Form 10-K for a summary of significant accounting policies, including critical accounting policies.


2.   Asset Acquisitions and Other Transactions

     In January 2004, Occidental acquired a 1,300-mile oil pipeline and gathering system located in the Permian Basin for approximately $143 million in cash (including a $5 million deposit in 2003).

     In January 2004, Occidental redeemed all of its outstanding 8.16 percent Trust Preferred Redeemable Securities (trust preferred securities) at par plus accrued interest which resulted in a decrease in current liabilities of approximately $453 million. This resulted in an after-tax charge of $7 million.

     In the second quarter of 2004, Occidental discontinued, for the present time, the sale of an interest in its outstanding accounts receivable balance which had the effect of increasing receivables by approximately $360 million. There was no gain or loss associated with this transaction.

     In April 2004, Occidental agreed with the government of Colombia to extend the term of its contract for the Cano Limon field. The contract was extended to the economic life of the field, which Occidental will continue to operate.

3.   Accounting Changes

     In December 2003, the Financial Accounting Standards Board (FASB) revised Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities" to exempt certain entities from its requirements and to clarify certain issues arising during the initial implementation of FIN 46. Occidental adopted the revised FIN 46 in the first quarter of 2004 and it did not have a material effect on its financial statements when adopted.

     In June 2001, FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 142, "Goodwill and Other Intangible Assets", which states in paragraph 8(b) that the accounting specified in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" is not affected by SFAS No. 142. A question has arisen about whether the balance sheet classification and disclosure requirements for oil and gas mineral and drilling rights are included in this exception and, if they are not included, whether these rights should be classified as intangible assets. The FASB has issued a proposed FASB Staff Position (FSP), No. FAS 142-b, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Producing Entities", which states that the scope exception does include the classification and disclosure of mineral and drilling rights.

     Historically, Occidental has classified all of its mineral and drilling rights within property, plant and equipment and has generally not identified these amounts separately. If FSP No. FAS 142-b is not approved by the FASB and it determines that these mineral rights should be presented as intangible assets, Occidental would have to reclassify its oil and gas mineral and drilling rights to intangible assets and make additional disclosures in accordance with SFAS No. 142. If Occidental adopted this change for rights acquired after June 30, 2001, approximately $544 million and $492 million, net of accumulated depreciation, depletion and amortization (DD&A), of the property, plant and equipment balance would be reclassified to intangible assets as at June 30, 2004 and December 31, 2003, respectively. Occidental currently amortizes these amounts under the unit-of-production method and would continue to amortize the mineral rights under this method. Occidental believes the change would have no material effect on its results of operations.

     See Note 12 for accounting changes relating to pension and postretirement obligations.


4.   Comprehensive Income

     The following table presents Occidental's comprehensive income items (in millions):

                                                                                           Periods Ended June 30
                                                            ----------------------------------------------------
                                                                        Three Months                  Six Months
                                                            ------------------------   -------------------------
                                                                  2004          2003          2004          2003
     ===========================================================================================================
     Net income                                             $      581    $      374    $    1,068    $      699
     Other comprehensive income items
        Foreign currency translation adjustments                    (3)           22           (10)           24
        Derivative mark-to-market adjustments                        3             7             1            (5)
        Minimum pension liability adjustments                       --            (4)           --            (4)
        Unrealized gains (losses) on securities                     39           (24)           68            (1)
                                                            ----------    ----------    ----------    ----------
     Other comprehensive income, net of tax                         39             1            59            14
                                                            ----------    ----------    ----------    ----------
     Comprehensive income                                   $      620    $      375    $    1,127    $      713
     ===================================================    ==========    ==========    ==========    ==========


5.   Supplemental Cash Flow Information

     During the six months ended June 30, 2004 and 2003, net cash payments for federal, foreign and state income taxes were approximately $404 million and $152 million, respectively. Interest paid (net of interest capitalized of $2 million and $3 million, respectively) totaled approximately $104 million and $180 million (including a $61 million debt repayment fee) for the six months ended June 30, 2004 and 2003, respectively.

6.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

                    Balance at                        June 30, 2004          December 31, 2003
                    =========================     ====================     ====================
                    Raw materials                      $       55               $       46
                    Materials and supplies                    154                      143
                    Finished goods                            262                      342
                                                       ----------               ----------
                                                              471                      531
                    LIFO reserve                              (22)                     (21)
                                                       ----------               ----------
                    Total                              $      449               $      510
                    =========================          ==========               ==========


7.   Asset Retirement Obligations

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires companies to recognize the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of its useful life. When the liability is initially recorded, the company capitalizes the cost into property, plant and equipment. Over time, the liability is accreted and the cost is depreciated, both over the asset's useful life. Occidental's asset retirement obligations primarily relate to the cost of plugging and abandoning wells, well-site cleanup, facilities abandonment and closure and post-closure care.

     The following table summarizes the activity of the asset retirement obligations of which $4 million is included in accrued liabilities in both 2004 and 2003 and the remaining balance in both years is included in deferred credits and other liabilities - other (in millions):

     Six Months Ended June 30                                                         2004                     2003
     ============================================================     ====================     ====================
     Beginning balance                                                $                167     $                 --
     Cumulative effect of change in accounting principles                               --                      150
     Liabilities incurred in the period                                                  9                       --
     Liabilities settled in the period                                                  (5)                      (5)
     Acquisitions and other                                                             29                        2
     Accretion expense                                                                   6                        5
     Revisions to estimated cash flows                                                  (2)                       3
                                                                      --------------------     --------------------
     Ending balance                                                   $                204     $                155
     ============================================================     ====================     ====================


8.   Environmental Liabilities and Expenditures

     Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities, or current ownership or control of sites. Pursuant to these laws, OPC or certain of its subsidiaries are currently participating in environmental assessments and cleanups at federal Superfund sites and other sites subject to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), sites subject to equivalent state laws, and other remediation sites, including Occidental facilities and previously owned sites.

     The following table presents Occidental's environmental remediation reserves at June 30, 2004, which are included in accrued liabilities ($76 million) and deferred credits and other liabilities - other ($277 million). The reserves are grouped by three categories of environmental remediation sites as follows ($ amounts in millions):

                                           # of Sites           Reserve
     ==============================     ===============     ===============
     CERCLA &  Equivalent Sites                     121     $           229
     Active Facilities                               14                  72
     Closed or Sold Facilities                       40                  52
                                        ---------------     ---------------
          Total                                     175     $           353
     ==============================     ===============     ===============

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

     At June 30, 2004, OPC or certain of its subsidiaries have been named in CERCLA or state equivalent proceedings, as shown below ($ amounts in millions):

     Description                           # of Sites           Reserve
     ==============================     ===============     ===============
     Minimal/No Exposure (a)                         99     $             5
     Reserves between $1-10 MM                       15                  58
     Reserves over $10 MM                             7                 166
                                        ---------------     ---------------
          Total                                     121     $           229
     ==============================     ===============     ===============

     (a) Includes 27 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 54 sites where Occidental's reserves are less than $50,000 each, and 11 sites where reserves are between $50,000 and $1 million each.


     Refer to Note 8 to the consolidated financial statements in the 2003 Form 10-K for additional information regarding Occidental's environmental expenditures.


9.   Lawsuits, Claims, Commitments, Contingencies and Related Matters

     OPC and certain of its subsidiaries have been named in a substantial number of lawsuits, claims and other legal proceedings. These actions seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses; or injunctive or declaratory relief. OPC and certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state and local environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies. With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it believes it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

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

     Occidental has guarantees outstanding at June 30, 2004 which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At June 30, 2004, the notional amount of these guarantees was approximately $400 million. Of this amount, approximately $300 million relates to Occidental's guarantee of equity investees' debt and other commitments. The remaining $100 million relates to various indemnities and guarantees provided to third parties. The amount of these guarantees recorded on the consolidated balance sheet was immaterial.

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

     The provision for income taxes for the first quarter of 2004 includes a $20 million credit from settlement of a tax issue. The second quarter of 2004 reflected a lower U.S. income tax rate resulting from the crediting of foreign income taxes.

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

                                                                                              Periods Ended June 30
                                                            -------------------------------------------------------
                                                                         Three Months                    Six Months
                                                            -------------------------     -------------------------
                                                                  2004           2003           2004           2003
     ==================================================     ==========     ==========     ==========     ==========
     Net income                                             $      581     $      374     $    1,068     $      699
     Add: Stock-based compensation included in net
        income, net of tax, under APB No. 25                         8              9             17             16
     Deduct : Stock-based compensation, net of tax,
        determined under SFAS No. 123 fair value
        method                                                     (12)           (14)           (26)           (25)
                                                            ----------     ----------     ----------     ----------
     Pro-forma net income                                   $      577     $      369     $    1,059     $      690
     ==================================================     ==========     ==========     ==========     ==========

     Earnings Per Share:
        Basic - as reported                                 $     1.48     $     0.98     $     2.72     $     1.84
        Basic - pro forma                                         1.46           0.97           2.70           1.81

        Diluted - as reported                               $     1.46     $     0.97     $     2.68     $     1.81
        Diluted - pro forma                                       1.45           0.95           2.66           1.78
                                                            ----------     ----------     ----------     ----------

12.  Retirement Plans and Postretirement Benefits

     Occidental has various defined contribution and defined benefit retirement plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

     The following tables set forth the components of the net periodic benefit costs for Occidental's defined benefit pension and postretirement benefit plans as of June 30 (in millions):

     Three Months Ended June 30,                        2004                                    2003
     ------------------------------     -----------------------------------     -----------------------------------
                                            Pension         Postretirement          Pension         Postretirement
     Net Periodic Benefit Cost              Benefit             Benefit             Benefit             Benefit
     ==============================     ===============     ===============     ===============     ===============
     Service cost                       $             3     $             2     $             3     $             2
     Interest cost                                    6                   8                   6                   9
     Expected return on plan assets                  (5)                 --                  (5)                 --
     Recognized actuarial loss                        1                   3                   1                   1
                                        ---------------     ---------------     ---------------     ---------------
          Total                         $             5     $            13     $             5     $            12
     ==============================     ===============     ===============     ===============     ===============

     Six Months Ended June 30,                          2004                                    2003
     ------------------------------     -----------------------------------     -----------------------------------
                                            Pension         Postretirement          Pension         Postretirement
     Net Periodic Benefit Cost              Benefit             Benefit             Benefit             Benefit
     ==============================     ===============     ===============     ===============     ===============
     Service cost                       $             7     $             4     $             6     $             4
     Interest cost                                   12                  16                  12                  17
     Expected return on plan assets                 (10)                 --                 (10)                 --
     Recognized actuarial loss                        2                   5                   2                   4
                                        ---------------     ---------------     ---------------     ---------------
          Total                         $            11     $            25     $            10     $            25
     ==============================     ===============     ===============     ===============     ===============

     On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Occidental intends to review its retirees' health care plans in light of the new Medicare provisions, which may change Occidental's obligations under the plan. At this time, Occidental is unable to determine the impact of the new Medicare provisions due to the lack of regulations for determining the actuarial equivalency of its benefits compared to the new Medicare benefits. Therefore, the retiree medical obligations and costs reported do not reflect the impact of this legislation in accordance with FSP No. FAS 106-2. When the regulations are clarified and Occidental is able to determine the impact of these provisions, it will adopt the requirements of this standard.

     Occidental funded approximately $3 million to its domestic defined benefit pension plans for the six months ended June 30, 2004 and it expects to contribute a total of $6.3 million during 2004. All of the contributions are expected to be in the form of cash.

     Refer to Note 13 to the consolidated financial statements in the 2003 Form 10-K for additional information regarding Occidental's retirement plans and postretirement benefits.

13.  Industry Segments

     The following table presents Occidental's interim industry segment and corporate disclosures (in millions):

                                                                                             Corporate
                                                    Oil and Gas           Chemical            and Other              Total
     ========================================     ===============     ===============     ===============       ===============
     Six Months Ended June 30, 2004
        Net sales                                 $         3,476     $         1,794     $            60       $         5,330
                                                  ===============     ===============     ===============       ===============
        Pretax operating profit (loss)            $         1,904     $           140     $          (232)(a)   $         1,812
        Income taxes                                         (340)                 (5)               (399)(b)              (744)
                                                  ---------------     ---------------     ---------------       ---------------
        Net income (loss)                         $         1,564     $           135     $          (631)(c)   $         1,068
     ========================================     ===============     ===============     ===============       ===============
     Six Months Ended June 30, 2003
        Net sales                                 $         2,993     $         1,575     $            69       $         4,637
                                                  ===============     ===============     ===============       ===============
        Pretax operating profit (loss)            $         1,637     $            84     $          (331)(a)   $         1,390
        Income taxes                                         (273)                 (6)               (344)(b)              (623)
        Cumulative effect of changes in
           accounting principles, net                          --                  --                 (68)                  (68)
                                                  ---------------     ---------------     ---------------       ---------------
        Net income (loss)                         $         1,364     $            78     $          (743)(d)   $           699
     ========================================     ===============     ===============     ===============       ===============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Occidental (as defined in Note 1 to the consolidated condensed financial statements) reported net income for the first six months of 2004 of $1.1 billion, on net sales of $5.3 billion, compared with net income of $699 million, on net sales of $4.6 billion, for the same period of 2003. Basic earnings per common share were $2.72 for the first six months of 2004, compared with basic earnings per share of $1.84 for the same period of 2003. Occidental reported net income for the second quarter of 2004 of $581 million, on net sales of $2.8 billion, compared with net income of $374 million, on net sales of $2.3 billion, for the same period of 2003. Basic earnings per common share were $1.48 for the second quarter of 2004, compared with basic earnings per share of $0.98 for the same period of 2003.

Net income for the first six months and the second quarter of 2004, compared with the same periods in 2003, reflected higher crude oil prices and sales volumes. Additionally, net income in both periods of 2004, compared with the same periods in 2003, increased due to higher chemical prices and volumes, partially offset by higher energy and raw material costs.

SELECTED INCOME STATEMENT ITEMS

The increase in net sales of $484 million and $693 million for the three and six months ended June 30, 2004, compared with the same periods in 2003, primarily reflected higher crude oil and chemical prices, higher oil production and higher chemical sales volumes. For the three and six months ended June 30, 2003, the gains (losses) on disposition of assets, net account included a pre-tax gain of $22 million on the sale of the remaining interests in a subsidiary holding assets in the Gulf of Mexico.

The increase in cost of sales of $203 million and $311 million for the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003, primarily reflected higher oil production, higher energy and raw material costs and higher sales volumes. The increase of $28 million in selling, general and administrative and other operating expenses for the six months ended June 30, 2004, compared to the same period in 2003, primarily reflected increases in various oil and gas costs, including higher production-related taxes, and higher operating costs. Additionally, for the three months ended June 30, 2003, selling, general and administrative and other operating expenses included $16 million of severance costs for the chemical segment and a $9 million pre-tax write-off for certain assets at a Niagara Falls plant. The increase in exploration expense of $11 million and $37 million for the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003, primarily reflected higher lease impairment charges. Interest and debt expense, net, for the first six months of 2004 included a pre-tax charge of $11 million for redemption of trust preferred securities. Interest and debt expense, net, for the first six months of 2003 included a pre-tax debt repayment charge of $61 million. The provision for income taxes for the first six months of 2004 included a $20 million credit from settlement of a tax issue. The second quarter of 2004 reflected a lower U.S. income tax rate resulting from the crediting of foreign income taxes. The increase in income from equity investments of $33 million and $64 million for the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003, was primarily attributable to improved results from the Lyondell equity investment and higher income from a Russian oil and gas affiliate.

ANALYSIS OF FINANCIAL POSITION

The increase in receivables, net, of $841 million at June 30, 2004, compared with December 31, 2003, was primarily due to the discontinuation, for the present time, of the sale of an interest in Occidental's outstanding accounts receivable balance totaling $360 million and higher receivable balances due to higher sales prices. The increase in investments in unconsolidated entities of $348 million at June 30, 2004, compared with December 31, 2003, was primarily due to a $208 million advance to the Elk Hills Power LLC (EHP) equity investment which EHP used to repay a portion of its debt and a fair value adjustment on the Premcor Inc. available-for-sale investment which is recorded in other comprehensive income (OCI).

The increase in accounts payable of $370 million at June 30, 2004, compared with December 31, 2003, was primarily due to higher payable balances in the oil and gas marketing and trading operations. In January 2004, Occidental redeemed all of its outstanding 8.16 percent Trust Preferred Redeemable Securities (trust preferred securities) which reduced trust preferred securities to zero.

SEGMENT OPERATIONS

The following table sets forth the sales and earnings of each operating segment and unallocated corporate items (in millions):

                                                                                                   Periods Ended June 30
                                                                 -------------------------------------------------------
                                                                              Three Months                    Six Months
                                                                 -------------------------     -------------------------
                                                                       2004           2003           2004           2003
============================================================     ==========     ==========     ==========     ==========
SEGMENT NET SALES
   Oil and gas                                                   $    1,783     $    1,440     $    3,476     $    2,993
   Chemical                                                             937            785          1,794          1,575
   Other                                                                 30             41             60             69
                                                                 ----------     ----------     ----------     ----------

NET SALES                                                        $    2,750     $    2,266     $    5,330     $    4,637
                                                                 ==========     ==========     ==========     ==========
SEGMENT EARNINGS
   Oil and gas                                                   $      814     $      637     $    1,564     $    1,364
   Chemical                                                              85             43            135             78
                                                                 ----------     ----------     ----------     ----------
                                                                        899            680          1,699          1,442
UNALLOCATED CORPORATE ITEMS
Interest expense, net - debt and trust preferred
   distributions (a)                                                    (60)           (64)          (128)          (199)
Income taxes (b)                                                       (209)          (167)          (399)          (345)
Other                                                                   (49)           (75)          (104)          (131)
                                                                 ----------     ----------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS                                       581            374          1,068            767
Cumulative effect of changes in accounting
   principles, net                                                       --             --             --            (68)
                                                                 ----------     ----------     ----------     ----------

NET INCOME                                                       $      581     $      374     $    1,068     $      699
============================================================     ==========     ==========     ==========     ==========

(a) The six months 2004 amount includes an $11 million pre-tax interest charge to redeem all the outstanding 8.16 percent trust preferred securities on January 20, 2004. The six months 2003 amount includes a $61 million pre-tax interest charge to repay a $450 million 6.4 percent senior notes issue that had ten years of remaining life, but was subject to remarketing on April 1, 2003.
(b) The six months 2004 amount includes a $20 million credit related to a first quarter settlement of an issue with the Internal Revenue Service. The second quarter of 2004 amount reflected a lower U.S. income tax rate resulting from the crediting of foreign income taxes.

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


The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate for the three months ended June 30, 2004 and 2003:

                                                                                    Three Months Ended June 30
                                                       -------------------------------------------------------
(in millions, except per-share amounts)                      2004            EPS           2003            EPS
==================================================     ==========     ==========     ==========     ==========
TOTAL REPORTED EARNINGS                                $      581     $     1.48     $      374     $     0.98
                                                       ==========     ==========     ==========     ==========

OIL AND GAS
-----------
Segment Earnings                                              814                           637
No significant items affecting earnings                        --                            --
                                                       ----------                    ----------
Segment Core Earnings                                         814                           637
                                                       ----------                    ----------

CHEMICAL
--------
Segment Earnings                                               85                            43
No significant items affecting earnings                        --                            --
                                                       ----------                    ----------
Segment Core Earnings                                          85                            43
                                                       ----------                    ----------

CORPORATE
---------
Results                                                      (318)                         (306)
                                                       ----------                    ----------

TOTAL CORE EARNINGS                                    $      581     $     1.48     $      374     $     0.98
==================================================     ==========     ==========     ==========     ==========

The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate for the six months ended June 30, 2004 and 2003:

                                                                                      Six Months Ended June 30
                                                       -------------------------------------------------------
(in millions, except per-share amounts)                      2004            EPS           2003            EPS
==================================================     ==========     ==========     ==========     ==========
TOTAL REPORTED EARNINGS                                $    1,068     $     2.72     $      699     $     1.84
                                                       ==========     ==========     ==========     ==========

OIL AND GAS
Segment Earnings                                            1,564                         1,364
No significant items affecting earnings                        --                            --
                                                       ----------                    ----------
Segment Core Earnings                                       1,564                         1,364
                                                       ----------                    ----------

CHEMICAL
Segment Earnings                                              135                            78
No significant items affecting earnings                        --                            --
                                                       ----------                    ----------
Segment Core Earnings                                         135                            78
                                                       ----------                    ----------

CORPORATE
Results                                                      (631)                         (743)
Less:
  Trust preferred securities redemption charge                (11)                           --
  Settlement of tax issue                                      20                            --
  Debt repayment charge                                        --                           (61)
  Tax effect of pre-tax adjustments                             4                            21
  Changes in accounting principles, net*                       --                           (68)
                                                       ----------                    ----------

TOTAL CORE EARNINGS                                    $    1,055     $     2.69     $      807     $     2.12
==================================================     ==========     ==========     ==========     ==========

*    This amount is shown after-tax

WORLDWIDE EFFECTIVE TAX RATE

The following table sets forth the calculation of the worldwide effective tax rate for reported income and core earnings:

                                                                                    Periods Ended June 30
                                                  -------------------------------------------------------
                                                               Three Months                    Six Months
                                                  -------------------------     -------------------------
     (in millions)                                      2004           2003           2004           2003
     ========================================     ==========     ==========     ==========     ==========
     REPORTED INCOME

     Oil and Gas                                  $      985     $      757     $    1,904     $    1,637
     Chemical                                             88             46            140             83
     Corporate and other                                (109)          (139)          (232)          (330)
                                                  ----------     ----------     ----------     ----------
        Pre-tax income                                   964            664          1,812          1,390

     Income tax expense
          Federal and State                              213            175            404            354
          Foreign (included in segments) (a)             170            115            340            269
                                                  ----------     ----------     ----------     ----------
     Total                                               383            290            744            623

                                                  ----------     ----------     ----------     ----------
     Income from continuing operations            $      581     $      374     $    1,068     $      767
                                                  ==========     ==========     ==========     ==========

     Worldwide effective tax rate                        40%            44%            41%            45%
                                                  ==========     ==========     ==========     ==========

     CORE INCOME

     Oil and Gas                                  $      985     $      757     $    1,904     $    1,637
     Chemical                                             88             46            140             83
     Corporate and other                                (109)          (139)          (221)          (269)
                                                  ----------     ----------     ----------     ----------
        Pre-tax income                                   964            664          1,823          1,451

     Income tax expense
          Federal and State                              213            175            428            375
          Foreign (included in segments) (a)             170            115            340            269
                                                  ----------     ----------     ----------     ----------
     Total                                               383            290            768            644

                                                  ----------     ----------     ----------     ----------
     Income from continuing operations            $      581     $      374     $    1,055     $      807
                                                  ==========     ==========     ==========     ==========

     Worldwide effective tax rate                        40%            44%            42%            44%
     ========================================     ==========     ==========     ==========     ==========

(a) Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas pre-tax income includes the following revenue amounts by period: second quarter 2004 - $116, second quarter 2003 - $87, first six months 2004 - $232, first six months 2003 - $191.

Occidental's second quarter 2004 worldwide effective tax rate was 40 percent. The second quarter 2004 reflected a lower U.S. income tax rate resulting from the crediting of foreign income taxes. Previously, foreign income taxes were deducted in determining U.S. taxable income. An annual tax election permits a taxpayer to claim a credit or deduction for foreign income taxes, whichever is more beneficial. Occidental expects to continue its election to credit foreign income taxes in future years.

OIL AND GAS SEGMENT


                                                                                         Periods Ended June 30
                                                       -------------------------------------------------------
                                                                    Three Months                    Six Months
                                                       -------------------------     -------------------------
Summary of Operating Statistics                              2004           2003           2004           2003
==================================================     ==========     ==========     ==========     ==========
NET PRODUCTION PER DAY:
   CRUDE OIL AND NATURAL GAS LIQUIDS (MBL)
     United States                                            260            254            259            246
     Latin America                                             86             54             82             54
     Middle East                                               86             97             90             98
     Other Eastern Hemisphere                                   8             10              8             10

   NATURAL GAS (MMCF)
     United States                                            513            541            520            535
     Middle East                                               56             --             33             --
     Other Eastern Hemisphere                                  73             77             74             76

BARRELS OF OIL EQUIVALENT (MBOE)
   Consolidated subsidiaries                                  547            518            544            510
   Other interests                                             27             26             27             28
                                                       ----------     ----------     ----------     ----------
   Worldwide production                                       574            544            571            538
==================================================     ==========     ==========     ==========     ==========

AVERAGE SALES PRICE:
   CRUDE OIL ($/BBL)
     United States                                          35.44          26.89          34.02          29.15
     Latin America                                          30.60          25.01          29.83          28.06
     Middle East                                            34.51          25.16          32.18          27.80
     Other Eastern Hemisphere                               32.26          25.75          30.79          26.89

   NATURAL GAS ($/MCF)
     United States                                           4.90           5.46           4.95           4.89
     Middle East                                             0.97             --           0.97             --
     Other Eastern Hemisphere                                2.47           1.91           2.35           1.91
==================================================     ==========     ==========     ==========     ==========

Oil and gas segment and core earnings for the six months ended June 30, 2004 were $1.6 billion, compared with $1.4 billion for the same period of 2003. Oil and gas segment and core earnings for the three months ended June 30, 2004 were $814 million, compared with $637 million for the same period of 2003. The increase in earnings for the three and six months ended June 30, 2004, compared with the same periods in 2003, primarily reflected higher crude oil prices and production partially offset by higher operating expenses and overall increased DD&A rates.

The increase in net sales of $343 million and $483 million for the three and six months ended June 30, 2004, compared with the same periods in 2003, primarily reflected higher crude oil prices and higher crude oil production. Additionally, for the three months ended June 30, 2004, U.S. natural gas prices were lower than the comparable period of 2003.

The average West Texas Intermediate price in the second quarter of 2004 was $38.32 per barrel and the New York Mercantile Exchange (NYMEX) natural gas price for the second quarter of 2004 was $5.79 per million BTU's. A change of 10 cents per million BTU's in NYMEX gas prices has a quarterly impact on oil and gas segment earnings of $5 million while a $1.00 per barrel change in oil prices has a quarterly impact of $35 million, in each case before the effect of income taxes.

Average worldwide production costs for the first six months of 2004 were $6.79 per barrel of oil equivalent (BOE) compared to the average 2003 production cost of $6.08 per BOE.

For the first six months of 2004, production volumes increased to 571,000 BOE per day compared with 538,000 BOE per day for the same period in 2003. For the second quarter of 2004, production volumes increased to 574,000 BOE per day compared with 544,000 BOE per day for the same period in 2003. Occidental expects third quarter 2004 oil and gas production to remain at approximately the same level as the second quarter of 2004 and it expects exploration expense to be about $45 million.

In July 2004, a tribunal of international arbitrators issued a decision awarding value added tax refunds to Occidental's Block 15 operations that the Government of Ecuador had withheld through December 31, 2003. The Government of Ecuador has indicated that it will appeal the award.

OIL AND GAS RESERVES

A senior corporate officer of Occidental is responsible for the audit of its oil and gas reserves data. In addition, a Corporate Reserves Review Committee (the Reserves Committee) has been established, consisting of five senior corporate officers, to monitor and review Occidental's oil and gas reserves. The Reserves Committee reports to the Audit Committee of Occidental's Board of Directors periodically throughout the year. Occidental has retained Ryder Scott Company, L.P. (Ryder Scott), independent petroleum engineering consultants, to review its oil and gas estimation processes.

Ryder Scott has compared Occidental's methods and procedures for estimating oil and gas reserves to generally accepted industry standards and has reviewed certain data, methods and procedures used in estimating reserves volumes, the reserve and economic evaluations and reserves classifications. Ryder Scott then reviewed the specific application of such methods and procedures for a selection of oil and gas fields considered to be a valid representation of Occidental's total reserves portfolio.

Based on this review, including the data, technical processes and interpretations presented by Occidental, Ryder Scott has concluded that the methodologies used by Occidental in preparing the relevant estimates generally comply with current Securities and Exchange Commission (SEC) standards. Ryder Scott has not been engaged to render an opinion as to the reserves volumes presented by Occidental.

The Reserves Committee has retained Ryder Scott to advise on oil and gas reserves matters and to conduct reviews of selected properties in 2004.

CHEMICAL SEGMENT

                                                                                                   Periods Ended June 30
                                                                 -------------------------------------------------------
                                                                              Three Months                    Six Months
                                                                 -------------------------     -------------------------
Summary of Operating Statistics                                        2004           2003           2004           2003
============================================================     ==========     ==========     ==========     ==========
MAJOR PRODUCT VOLUMES (Thousands of  Tons, except PVC
                       Resins)
     Chlorine (a)                                                       740            664          1,446          1,350
     Caustic Soda                                                       819            719          1,551          1,356
     Ethylene Dichloride                                                100            108            222            239
     PVC Resins (millions of pounds)                                  1,090            872          2,161          1,935

MAJOR PRODUCT PRICE INDEX (BASE 1987 THROUGH 1990
  AVERAGE PRICE = 1.0)
     Chlorine                                                          2.00           1.81           1.80           1.72
     Caustic Soda                                                      0.61           0.87           0.66           0.84
     Ethylene Dichloride                                               1.51           1.17           1.40           1.21
     PVC Resins (b)                                                    1.06           0.97           1.00           0.92
============================================================     ==========     ==========     ==========     ==========

(a)  Product volumes include those manufactured and consumed internally.
(b) Product volumes produced at former PolyOne facilities, now part of Occidental, are excluded from the product price indexes.


Chemical segment and core earnings for the six months ended June 30, 2004 were $135 million, compared with $78 million for the same period of 2003. Chemical segment and core earnings for the three months ended June 30, 2004 were $85 million, compared with $43 million for the same period of

2003. The increase in earnings for the three and six months ended June 30, 2004, compared with the same periods in 2003, primarily reflected higher sales volumes and prices for polyvinyl chloride resins (PVC), vinyl chloride monomer (VCM) and chlorine, higher ethylene dichloride (EDC) prices and higher sales volumes for caustic soda partially offset by lower prices for caustic soda and higher ethylene and energy costs. The three and six months ended June 30, 2003 included a $9 million asset write-down charge and a $15 million severance charge.

The increase in net sales of $152 million and $219 million for the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003, primarily reflected higher sales volumes and prices for PVC, VCM and chlorine, higher EDC prices and higher sales volumes for caustic soda partially offset by lower prices for caustic soda.

Occidental expects the upturn in the chemical markets to continue in the third quarter 2004 which should lead to moderate margin improvement and higher utilization rates.

CORPORATE AND OTHER

The six months ended June 30, 2004, unallocated corporate items - income taxes account includes a $20 million credit related to a settlement of a tax issue. Continuing tax audit discussions could result in additional settlements in 2004 or later.

LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was approximately $1.5 billion for both the first six months of 2004 and 2003. The 2004 amount includes the effect of the discontinuation, for the present time, of the sale of an interest in Occidental's outstanding accounts receivable balance which reduced the 2004 operating cash flow by $360 million. This has the effect of offsetting the higher income from continuing operations for the first six months of 2004 compared with the same period in 2003.

Occidental's net cash used by investing activities was $1.2 billion for the first six months of 2004, compared with net cash used of $1.1 billion for the same period of 2003. The 2004 amount includes a $208 million advance to the Elk Hills Power LLC (EHP) equity investment which EHP used to repay a portion of its debt. The 2004 amount also includes the purchase of the pipeline and gathering system in the Permian Basin. The 2003 amount includes the purchase of Permian assets, advances to equity investees, purchases of equity investee debt and an additional stock purchase of a cost-method investee.

Capital expenditures for the first six months of 2004 were $804 million, including $744 million for oil and gas. Capital expenditures for the first six months of 2003 were $791 million, including $508 million for oil and gas and $273 million for chemical. The 2003 chemical amount includes $180 million for the purchase of a leased facility in La Porte, Texas and $44 million related to the exercise of purchase options for certain leased assets.

Financing activities used net cash of $565 million in the first six months of 2004, compared with cash used of $371 million for the same period of 2003. The 2004 amount includes the total cash paid of $466 million to redeem the trust preferred securities in January 2004. The 2003 amount includes net debt payments of approximately $289 million.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at June 30, 2004. In June 2004, Occidental entered into a five-year $1.5 billion committed revolving bank facility that replaced its previous five-year and 364-day revolving credit facilities, which collectively totaled $1.5 billion. Although its income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements and dividend payments. If needed, Occidental could access its existing credit facilities.

In July 2004, Dolphin Energy Limited ("Dolphin Energy"), the operator of the Dolphin Project, entered into a facility agreement with banks to provide a $1.36 billion bridge loan for the Dolphin Project. The loan has a term of five years and is a revolver for the first two years. Occidental guaranteed 24.5-percent of the obligations of Dolphin Energy under the facility agreement. In addition, the subsidiary of Occidental which is an upstream participant in the Dolphin Project entered into an on-loan agreement with Dolphin Energy to borrow up to $245 million from the proceeds of loans under the facility agreement for its share of upstream costs.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities, or current ownership or control of sites. Pursuant to these laws, Occidental Petroleum Corporation (OPC) or certain of its subsidiaries are currently participating in environmental assessments and cleanups at federal Superfund sites and other sites subject to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), sites subject to equivalent state laws, and other remediation sites, including Occidental facilities and previously owned sites.

The following table presents Occidental's environmental remediation reserves at June 30, 2004, grouped by three categories of environmental remediation sites ($ amounts in millions):

                                                # of Sites           Reserve
     ===================================     ===============     ===============
     CERCLA & Equivalent Sites                           121     $           229
     Active Facilities                                    14                  72
     Closed or Sold Facilities                            40                  52
                                             ---------------     ---------------
          Total                                          175     $           353
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

At June 30, 2004, OPC or certain of its subsidiaries have been named in CERCLA or state equivalent proceedings, as shown below ($ amounts in millions):

     Description                                # of Sites           Reserve
     ===================================     ===============     ===============
     Minimal/No Exposure (a)                              99     $             5
     Reserves between $1-10 MM                            15                  58
     Reserves over $10 MM                                  7                 166
                                             ---------------     ---------------
          Total                                          121     $           229
     ===================================     ===============     ===============

     (a) Includes 27 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 54 sites where Occidental's reserves are less than $50,000 each, and 11 sites where reserves are between $50,000 and $1 million each.


Refer to the "Environmental Expenditures" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Form 10-K for additional information regarding Occidental's environmental expenditures.

LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS

OPC and certain of its subsidiaries have been named in a substantial number of lawsuits, claims and other legal proceedings. These actions seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses; or injunctive or declaratory relief. OPC and certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state and local environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies. With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it believes it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

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

Occidental has guarantees outstanding at June 30, 2004 which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At June 30, 2004, the notional amount of these guarantees was approximately $400 million. Of this amount, approximately $300 million relates to Occidental's guarantee of equity investees' debt and other commitments. The remaining $100 million relates to various indemnities and guarantees provided to third parties. The amount of these guarantees recorded on the consolidated balance sheet was immaterial.

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

In June 2001, FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which states in paragraph 8(b) that the accounting specified in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" is not affected by SFAS No. 142. A question has arisen about whether the balance sheet classification and disclosure requirements for oil and gas mineral and drilling rights are included in this exception and, if they are not included, whether these rights should be classified as intangible assets. The FASB has issued a proposed FASB Staff Position (FSP), No. FAS 142-b, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Producing Entities", which states that the scope exception does include the classification and disclosure of mineral and drilling rights.

Historically, Occidental has classified all of its mineral and drilling rights within property, plant and equipment and has generally not identified these amounts separately. If this proposed FSP is not approved by the FASB and it determines that these mineral rights should be presented as intangible assets, Occidental would have to reclassify its oil and gas mineral and drilling rights to intangible assets and make additional disclosures in accordance with SFAS No. 142. If Occidental adopted this change for rights acquired after June 30, 2001, approximately $544 million and $492 million, net of accumulated DD&A, of the property, plant and equipment balance would be reclassified to intangible assets as at June 30, 2004 and December 31, 2003, respectively. Occidental currently amortizes these amounts under the unit-of-production method and would continue to amortize the mineral rights under this method. Occidental believes the change would have no material effect on its results of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended June 30, 2004, there were no material changes in the information required to be provided under Item 305 of Regulation S-X included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) - Derivative Activities and Market Risk" in Occidental's 2003 Annual Report on Form 10-K.

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

On October 1, 2003, the Environmental Protection Agency (EPA) served OxyChem with an administrative compliance order and an administrative complaint alleging certain violations of environmental laws at OxyChem's Pottstown, Pennsylvania facility. On July 14, 2004, the Regional Judicial Officer for EPA Region III entered a Consent Agreement and Final Order (CAFO) between OxyChem and EPA. Pursuant to the CAFO, OxyChem agreed to pay EPA and the U.S. Coast Guard a total of $150,000 in penalties and to expend not less than $902,000 performing certain supplemental environmental projects intended to reduce emissions from the facility.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Occidental's 2004 Annual Meeting of Stockholders (the Annual Meeting) was held on April 30, 2004. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

     1. The twelve nominees proposed by the Board of Directors were elected as directors by the following votes:

                 NOMINEE              VOTES FOR              WITHHELD
                 -------              ---------              --------
          Ronald W. Burkle             340,882,894           3,504,515
          John S. Chalsty              340,543,591           3,843,818
          Edward P. Djerejian          340,791,629           3,595,780
          R. Chad Dreier               340,731,402           3,656,007
          John E. Feick                340,723,298           3,664,111
          Ray R. Irani                 335,248,167           9,139,242
          Dale R. Laurance             340,851,111           3,536,298
          Irvin W. Maloney             340,198,440           4,188,969
          Rodolfo Segovia              340,867,843           3,519,566
          Aziz D. Syriani              336,779,572           7,607,837
          Rosemary Tomich              340,390,871           3,996,538
          Walter L. Weisman            340,707,414           3,679,995


     2. A proposal to ratify the selection of KPMG as independent auditors was approved. The proposal received: 341,112,007 votes for, 1,185,238 votes against, and 2,090,164 abstentions.


     3. A proposal to amend the Restricted Stock Plan for Non-Employee Directors to increase the number of shares available for issuance from 150,000 to 250,000 was approved. The proposal received 281,662,517 votes for, 18,814,311 votes against, 2,817,945 abstentions and 41,092,636 broker non-votes.


     4. A stockholder proposal requesting discontinuance of options, rights and severance payments was not approved. The proposal received 12,076,118 votes for, 287,607,549 votes against, 3,611,100 abstentions and 41,092,642 broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               4.1 Occidental Petroleum Corporation Five-Year Credit Agreement, dated as of June 18, 2004, among Occidental, JPMorgan Chase Bank and Citicorp USA, Inc., as Co-Syndication Agents, BNP Paribas, Bank of America, N.A., Barclays Bank PLC and The Royal Bank of Scotland PLC as Co-Documentation Agents, The Bank of Nova Scotia, as Administrative Agent, and the banks named therein.

               10.1 Employment Agreement Amendment, dated July 19, 2004 between Occidental and Dale R. Laurance.

               10.2 Consulting Agreement entered into as of July 19, 2004, between Occidental and Dale R. Laurance.

               10.3 Terms and Conditions of Stock Appreciation Rights Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan.

               10.4 Terms and Conditions of Restricted Share Unit Award (without deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan.

               11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 2004 and 2003.

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2004 and 2003 and the five years ended December 31, 2003.

               23        Expert Consent.

               31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               During the quarter ended June 30, 2004, Occidental filed the following Current Reports on Form 8-K:

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

               3. Current Report on Form 8-K dated June 16, 2004 (date of earliest event reported), filed on June 16, 2004, for the purpose of reporting, under Item 9, a presentation by Tom Menges of Occidental Permian Ltd. (which information under
                    Item 9 shall not be deemed to be filed).

               From June 30, 2004 to the date hereof, Occidental filed the following Current Reports on Form 8-K:

               1. Current Report on Form 8-K dated July 19, 2004 (date of earliest event reported), filed on July 19, 2004, for the purpose of reporting, under Item 5, Occidental's results of operations for the second quarter ended June 30, 2004 and certain senior management changes, and under Items 9 and 12, a speech and supplemental investor information relating to Occidental's second quarter 2004 earnings announcement (which information under Items 9 and 12 shall not be deemed to be filed).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              OCCIDENTAL PETROLEUM CORPORATION







DATE: August 2, 2004          S. P. Dominick, Jr.
                              --------------------------------------------------
                              S. P. Dominick, Jr., Vice President and Controller
                              (Chief Accounting and Duly Authorized Officer)

                                  EXHIBIT INDEX


EXHIBITS
--------

   4.1 Occidental Petroleum Corporation Five-Year Credit Agreement, dated as of June 18, 2004, among Occidental, JPMorgan Chase Bank and Citicorp USA, Inc., as Co-Syndication Agents, BNP Paribas, Bank of America, N.A., Barclays Bank PLC and The Royal Bank of Scotland PLC as Co-Documentation Agents, The Bank of Nova Scotia, as Administrative Agent, and the banks named therein.

  10.1 Employment Agreement Amendment, dated July 19, 2004 between Occidental and Dale R. Laurance.

  10.2 Consulting Agreement entered into as of July 19, 2004, between Occidental and Dale R. Laurance.

  10.3 Terms and Conditions of Stock Appreciation Rights Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan.

  10.4 Terms and Conditions of Restricted Share Unit Award (without deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan.

  11 Statement regarding the computation of earnings per share for the three and six months ended June 30, 2004 and 2003.

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2004 and 2003 and the five years ended December 31, 2003.

  23      Expert Consent.

  31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.