Form 10-Q
period 2004-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2004-11-02
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at September 30, 2004
---------------------------------------        ---------------------------------
      Common stock $.20 par value                      394,721,639 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS


                                                                                               PAGE

PART I         FINANCIAL INFORMATION

               Item 1.   Financial Statements

                         Consolidated Condensed Balance Sheets --
                              September 30, 2004 and December 31, 2003                           2

                         Consolidated Condensed Statements of Operations --
                              Three and nine months ended September 30, 2004 and 2003            4

                         Consolidated Condensed Statements of Cash Flows --
                              Nine months ended September 30, 2004 and 2003                      5

                         Notes to Consolidated Condensed Financial Statements                    6

               Item 2.   Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                               14

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk             24

               Item 4.   Controls and Procedures                                                24

PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings                                                      25

               Item 6.   Exhibits and Reports on Form 8-K                                       26

                          PART I FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                              (Amounts in millions)

                                                                                           2004           2003
================================================================================     ==========     ==========
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $      998     $      683

     Receivables, net                                                                     2,178          1,154

     Inventories                                                                            499            510

     Prepaid expenses and other                                                             130            127
                                                                                     ----------     ----------

          Total current assets                                                            3,805          2,474


LONG-TERM RECEIVABLES, net                                                                  252            264



INVESTMENTS IN UNCONSOLIDATED ENTITIES                                                    1,544          1,155



PROPERTY, PLANT AND EQUIPMENT, net of accumulated
     depreciation, depletion and amortization of $8,391 at
     September 30, 2004 and $7,467 at December 31, 2003                                  14,452         14,005



OTHER ASSETS                                                                                323            270


                                                                                     ----------     ----------

                                                                                     $   20,376     $   18,168
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2004 and December 31, 2003
                              (Amounts in millions)

                                                                                           2004           2003
================================================================================     ==========     ==========
LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt and capital lease liabilities              $       23     $       23
     Accounts payable                                                                     1,417            909
     Accrued liabilities                                                                  1,043            978
     Domestic and foreign income taxes                                                      383            163
     Trust preferred securities                                                              --            453
                                                                                     ----------     ----------

          Total current liabilities                                                       2,866          2,526
                                                                                     ----------     ----------

LONG-TERM DEBT, net of current maturities and unamortized discount                        3,809          3,993
                                                                                     ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred and other domestic and foreign income taxes                                 1,114          1,001
     Other                                                                                2,466          2,407
                                                                                     ----------     ----------

                                                                                          3,580          3,408
                                                                                     ----------     ----------


MINORITY INTEREST                                                                           343            312
                                                                                     ----------     ----------


STOCKHOLDERS' EQUITY
     Common stock, at par value                                                              79             77
     Additional paid-in capital                                                           4,559          4,272
     Retained earnings                                                                    5,032          3,530
     Accumulated other comprehensive income                                                 108             50
                                                                                     ----------     ----------

                                                                                          9,778          7,929
                                                                                     ----------     ----------

                                                                                     $   20,376     $   18,168
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                 (Amounts in millions, except per-share amounts)

                                                                             Three Months Ended             Nine Months Ended
                                                                                   September 30                  September 30
                                                                      -------------------------     -------------------------
                                                                            2004           2003           2004           2003
=================================================================     ==========     ==========     ==========     ==========
REVENUES
     Net sales                                                        $    3,033     $    2,319     $    8,363     $    6,956
     Interest, dividends and other income                                     34             21             75             72
     Gains on disposition of assets, net                                      --              9              1             31
                                                                      ----------     ----------     ----------     ----------
                                                                           3,067          2,349          8,439          7,059
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                                         1,490          1,282          4,363          3,844
     Selling, general and administrative and other
          operating expenses                                                 243            216            708            653
     Environmental remediation                                                --             --             --             13
     Exploration expense                                                      37             37            131             94
     Interest and debt expense, net                                           65             72            198            262
                                                                      ----------     ----------     ----------     ----------
                                                                           1,835          1,607          5,400          4,866
                                                                      ----------     ----------     ----------     ----------
Income before taxes and other items                                        1,232            742          3,039          2,193
Provision for domestic and foreign income and
     other taxes                                                             494            300          1,238            923
Minority interest                                                             23             11             59             49
(Income) loss from equity investments                                        (43)           (15)           (84)             8
                                                                      ----------     ----------     ----------     ----------
Income from continuing operations                                            758            446          1,826          1,213
Cumulative effect of changes in accounting principles, net                    --             --             --            (68)
                                                                      ----------     ----------     ----------     ----------
NET INCOME                                                            $      758     $      446     $    1,826     $    1,145
                                                                      ==========     ==========     ==========     ==========

BASIC EARNINGS PER COMMON SHARE
     Income from continuing operations                                $     1.91     $     1.16     $     4.63     $     3.17
     Cumulative effect of changes in accounting principles, net               --             --             --           (.18)
                                                                      ----------     ----------     ----------     ----------
Basic earnings per common share                                       $     1.91     $     1.16     $     4.63     $     2.99
                                                                      ==========     ==========     ==========     ==========

DILUTED EARNINGS PER COMMON SHARE
     Income from continuing operations                                $     1.88     $     1.14     $     4.57     $     3.14
     Cumulative effect of changes in accounting principles, net               --             --             --           (.18)
                                                                      ----------     ----------     ----------     ----------
Diluted earnings per common share                                     $     1.88     $     1.14     $     4.57     $     2.96
                                                                      ==========     ==========     ==========     ==========

DIVIDENDS PER COMMON SHARE                                            $     .275     $     .260     $     .825     $     .780
                                                                      ==========     ==========     ==========     ==========

BASIC SHARES                                                               396.3          385.5          394.1          382.6
                                                                      ==========     ==========     ==========     ==========

DILUTED SHARES                                                             403.3          391.1          399.8          387.0
=================================================================     ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                              (Amounts in millions)

                                                                                           2004           2003
================================================================================     ==========     ==========
CASH FLOW FROM OPERATING ACTIVITIES
     Income from continuing operations                                               $    1,826     $    1,213
     Adjustments to reconcile income to net cash provided by
       operating activities:
          Depreciation, depletion and amortization of assets                                972            866
          Deferred income tax provision                                                      83            112
          Other noncash charges to income                                                   271            186
          Gains on disposition of assets, net                                                (1)           (31)
          (Income) loss from equity investments                                             (84)             8
          Dry hole and impairment expense                                                    86             50
     Changes in operating assets and liabilities                                           (307)           (13)
     Other operating, net                                                                  (135)          (129)
                                                                                     ----------     ----------
          Net cash provided by operating activities                                       2,711          2,262
                                                                                     ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                (1,271)        (1,151)
     Sale of businesses and disposal of property, plant and equipment, net                    7             67
     Purchase of businesses, net                                                           (173)          (262)
     Equity investments and other, net                                                     (206)          (108)
                                                                                     ----------     ----------
          Net cash used by investing activities                                          (1,643)        (1,454)
                                                                                     ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                            17            298
     Redemption (2004) / Repurchase (2003) of trust preferred securities                   (466)            (1)
     Payments of long-term debt and capital lease liabilities                              (183)          (596)
     Proceeds from issuance of common stock                                                   5              8
     Cash dividends paid                                                                   (316)          (292)
     Stock options exercised                                                                191            159
     Other financing, net                                                                    (1)            (1)
                                                                                     ----------     ----------
          Net cash used by financing activities                                            (753)          (425)
                                                                                     ----------     ----------
Increase in cash and cash equivalents                                                       315            383
Cash and cash equivalents--beginning of period                                              683            146
                                                                                     ----------     ----------
Cash and cash equivalents--end of period                                             $      998     $      529
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 2004

1.   General

     In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation (OPC), and/or one or more entities where it owns a majority voting interest. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes to those financial statements in Occidental's Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K).

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present Occidental's consolidated financial position as of September 30, 2004, the consolidated statements of operations for the three and nine months then ended and the consolidated statements of cash flows for the nine months then ended. The income and cash flows for the period ended September 30, 2004, are not necessarily indicative of the income or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been changed to conform to the 2004 presentation.

     Refer to Note 1 to the consolidated financial statements in the 2003 Form 10-K for a summary of significant accounting policies.

2.   Asset Acquisitions and Other Transactions

     In the third quarter of 2004, Occidental redeemed all of its 6.5 percent senior notes which reduced long-term debt by approximately $157 million. This resulted in an after-tax charge of $2 million.

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

     In June 2001, FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 142, "Goodwill and Other Intangible Assets," which states in paragraph 8(b) that the accounting specified in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" is not affected by SFAS No. 142. A question has arisen about whether the balance sheet classification and disclosure requirements for oil and gas mineral and drilling rights are included in this exception and, if they are not included, whether these rights should be classified as intangible assets. In September 2004, FASB issued FASB Staff Position (FSP) FAS 142-2, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities" which states that the scope exception does include the classification and disclosure of mineral and drilling rights. Therefore, Occidental will continue to classify all of its mineral and drilling rights within property, plant and equipment. When Occidental adopts the provisions of this pronouncement in the fourth quarter of 2004, it will have no effect on its results of operations or financial position.

     In May 2004, FASB issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which specifies the accounting and disclosure requirements for the prescription drug benefits that are available under this new plan. Occidental adopted the provisions of this pronouncement in the second quarter of 2004. See Note 12 for more information.

4.   Comprehensive Income

     The following table presents Occidental's comprehensive income items (in millions):

                                                                                         Periods Ended September 30
                                                            -------------------------------------------------------
                                                                         Three Months                   Nine Months
                                                            -------------------------     -------------------------
                                                                  2004           2003           2004           2003
     ==================================================     ==========     ==========     ==========     ==========
     Net income                                             $      758     $      446     $    1,826     $    1,145
     Other comprehensive income items
          Foreign currency translation adjustments                   6              3             (4)            27
          Derivative activity                                      (13)            11            (12)             6
          Unrealized gains (losses) on securities                    6              9             74              8
          Minimum pension liability adjustment                      --             --             --             (4)
                                                            ----------     ----------     ----------     ----------
     Other comprehensive income (loss), net of tax                  (1)            23             58             37
     Comprehensive income                                   $      757     $      469     $    1,884     $    1,182
                                                            ==========     ==========     ==========     ==========

5.   Supplemental Cash Flow Information

     During the nine months ended September 30, 2004 and 2003, cash payments (net of refunds) for federal, foreign and state income taxes totaled approximately $582 million and $323 million, respectively. Interest paid (net of interest capitalized) totaled approximately $187 million and $276 million (including a $61 million debt repayment fee) for the nine months ended September 30, 2004 and 2003, respectively.

6.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

                                                      September 30,            December 31,
               Balance at                                 2004                     2003
               ==============================     ====================     ====================
               Raw materials                           $       57               $       46
               Materials and supplies                         160                      143
               Finished goods                                 303                      342
                                                       ----------               ----------
                                                              520                      531
               LIFO adjustment                                (21)                     (21)
                                                       ----------               ----------
               Total                                   $      499               $      510
                                                       ==========               ==========

7.   Asset Retirement Obligations

     In accordance with SFAS No. 143, the following table summarizes the activity of the asset retirement obligations of which $4 million is included in accrued liabilities in both 2004 and 2003 and the remaining balance in both years is included in deferred credits and other liabilities
     - other (in millions):

     Nine Months Ended September 30                                                   2004                     2003
     ============================================================     ====================     ====================
     Balance at beginning of year                                     $                167     $                155
     Liabilities incurred in the period                                                  9                       --
     Liabilities settled in the period                                                  (7)                      (2)
     Accretion expense                                                                   9                        3
     Acquisitions and other                                                             16                        1
     Revisions to estimated cash flows                                                  (2)                      (1)
                                                                      --------------------     --------------------
     Ending balance at September 30                                   $                192     $                156
     ============================================================     ====================     ====================

8.   Environmental Expenditures

     Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply to past waste disposal practices and releases regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries are currently participating in environmental assessments and cleanups at federal Superfund sites and other sites subject to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), sites subject to equivalent state laws and other remediation sites, including Occidental facilities and previously-owned sites.

     The following table presents Occidental's environmental remediation reserves at September 30, 2004, which are included in accrued liabilities ($76 million) and deferred credits and other liabilities - other ($261 million). The reserves are grouped by three categories of environmental remediation sites ($ amounts in millions):

                                                # of Sites           Reserve
     ===================================     ===============     ===============
     CERCLA &  Equivalent Sites                          124     $           219
     Active Facilities                                    14                  69
     Closed or Sold Facilities                            40                  49
                                             ---------------     ---------------
          Total                                          178     $           337
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

     Shown below is additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at September 30, 2004 ($ amounts in millions):

     Description                                # of Sites           Reserve
     ===================================     ===============     ===============
     Minimal/No Exposure(a)                              103     $             6
     Reserves between $1-10 MM                            15                  64
     Reserves over $10 MM                                  6                 149
                                             ---------------     ---------------
          Total                                          124     $           219
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

9.   Lawsuits, Claims, Commitments, Contingencies and Related Matters

     OPC and certain of its subsidiaries have been named in a substantial number of lawsuits, claims and other legal proceedings. These actions seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses; or injunctive or declaratory relief. OPC and certain of its subsidiaries also have been named in proceedings under CERCLA and other federal, state, local and foreign environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies. With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

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

     Occidental has guarantees outstanding at September 30, 2004 which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At September 30, 2004, the notional amount of these guarantees was approximately $450 million. Of this amount, $365 million relates to Occidental's guarantee of equity investees' debt and other commitments. The remaining $85 million relates to various indemnities and guarantees provided to third parties. The amount of these guarantees recorded on the consolidated balance sheet was immaterial.

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

     The provision for income taxes for the first nine months of 2004 includes a $20 million credit from settlement of a tax issue with the Internal Revenue Service. There have been continuing tax audit settlement discussions on other issues. Based on these discussions, the Company believes that it is reasonably possible there may be favorable settlements that would have a positive and material effect on Occidental's results of operations and its financial condition. These settlements could occur in 2004, or later.

     The third quarter and nine month periods of 2004 reflected lower U.S. income tax rates than the comparable 2003 periods due to the crediting of foreign income taxes.

11.  Stock-Based Compensation

     Occidental accounts for stock options using the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25 and related interpretations. Under this accounting method, Occidental did not record any compensation expense related to its stock option plans. The following table presents pro-forma information as if Occidental had adopted the provisions of SFAS No. 123 at January 1, 2002 (in millions, except per-share amounts):

                                                                                         Periods Ended September 30
                                                            -------------------------------------------------------
                                                                         Three Months                   Nine Months
                                                            -------------------------     -------------------------
                                                                  2004           2003           2004           2003
     ==================================================     ==========     ==========     ==========     ==========
     Net income                                             $      758     $      446     $    1,826     $    1,145
     Add: Stock-based compensation included in net
          income, net of tax, under APB No. 25                      14              9             31             25
     Deduct: Stock-based compensation, net of tax,
          determined under SFAS No. 123 fair value
          method                                                   (17)           (14)           (43)           (39)
                                                            ----------     ----------     ----------     ----------
     Pro-forma net income                                   $      755     $      441     $    1,814     $    1,131
     ==================================================     ==========     ==========     ==========     ==========

     Earnings per share:
          Basic - as reported                               $     1.91     $     1.16     $     4.63     $     2.99
          Basic - pro forma                                       1.91           1.15           4.60           2.96

          Diluted - as reported                             $     1.88     $     1.14     $     4.57     $     2.96
          Diluted - pro forma                                     1.87           1.13           4.54           2.92
     --------------------------------------------------     ----------     ----------     ----------     ----------

12.  Retirement Plans and Postretirement Benefits

     Occidental has various defined contribution and defined benefit retirement plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

     The following tables set forth the components of the net periodic benefit costs for Occidental's defined benefit pension and postretirement benefit plans as of September 30 (in millions):

     Three Months Ended September 30,                     2004                               2003
     -----------------------------------     ------------------------------     ------------------------------
                                               Pension       Postretirement       Pension       Postretirement
     Net Periodic Benefit Cost                 Benefit          Benefit           Benefit          Benefit
     ===================================     ==========     ===============     ==========     ===============
     Service cost                            $        3     $             2     $        3     $             2
     Interest cost                                    6                   9              6                   8
     Expected return on plan assets                  (7)                 --             (5)                 --
     Recognized actuarial loss                       --                   3              1                   2
                                             ----------     ---------------     ----------     ---------------
          Total                              $        2     $            14     $        5     $            12
     ===================================     ==========     ===============     ==========     ===============

     Nine Months Ended September 30,                      2004                               2003
     -----------------------------------     ------------------------------     ------------------------------
                                               Pension       Postretirement       Pension       Postretirement
     Net Periodic Benefit Cost                 Benefit          Benefit           Benefit          Benefit
     ===================================     ==========     ===============     ==========     ===============
     Service cost                            $       10     $             6     $        9     $             6
     Interest cost                                   18                  25             18                  25
     Expected return on plan assets                 (18)                 --            (15)                 --
     Amortization of prior service cost               1                  --             --                  --
     Recognized actuarial loss                        2                   8              3                   6
                                             ----------     ---------------     ----------     ---------------
          Total                              $       13     $            39     $       15     $            37
     ===================================     ==========     ===============     ==========     ===============

     On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Occidental intends to review its retirees' health care plans in light of the new Medicare provisions, which may change Occidental's obligations under the plan. At this time, Occidental is unable to determine the impact of the new Medicare provisions due to the lack of final regulations for determining the actuarial equivalency of its benefits compared to the new Medicare benefits. Therefore, the retiree medical obligations and costs reported do not reflect the impact of this legislation in accordance with FSP No. FAS 106-2. When the regulations are clarified and Occidental is able to determine the impact of these provisions, it will adopt the requirements of this standard.

     Occidental funded approximately $4.6 million to its domestic defined benefit pension plans for the nine months ended September 30, 2004 and it expects to contribute a total of $6.3 million during 2004. All of the contributions are expected to be in the form of cash.

     Refer to Note 13 to the consolidated financial statements in the 2003 Form 10-K for additional information regarding Occidental's retirement plans and postretirement benefits.

13.  Industry Segments

     The following table presents Occidental's interim industry segment disclosures (in millions):

                                                   Oil and Gas           Chemical           Corporate             Total
     ========================================     =============       =============       =============       =============
     Nine months ended
     September 30, 2004
          Net sales                               $       5,509       $       2,767       $          87       $       8,363
                                                  =============       =============       =============       =============
          Pretax operating profit (loss)          $       3,125 (a)   $         279       $        (340)(b)   $       3,064
          Income taxes                                     (558)                 (7)               (673)(c)          (1,238)
                                                  -------------       -------------       -------------       -------------
          Net income (loss)                       $       2,567       $         272       $      (1,013)(d)   $       1,826
     ========================================     =============       =============       =============       =============
     Nine months ended
     September 30, 2003
          Net sales                               $       4,473       $       2,368       $         115       $       6,956
                                                  =============       =============       =============       =============
          Pretax operating profit (loss)          $       2,436       $         147       $        (447)(b)   $       2,136
          Income taxes                                     (412)                 (8)               (503)(c)            (923)
          Cumulative effect of changes in
            accounting principles, net                       --                  --                 (68)                (68)
                                                  -------------       -------------       -------------       -------------
          Net income (loss)                       $       2,024       $         139       $      (1,018)(e)   $       1,145
     ========================================     =============       =============       =============       =============

     (a) Includes pre-tax interest income of $12 million from loans made to an equity investee.
     (b) Includes unallocated net interest expense, administration expense and other items.
     (c) Includes unallocated income taxes. The 2004 amount includes a $20 million credit from a tax settlement.
     (d) Includes a trust preferred securities redemption pre-tax charge of $11 million ($7 million net of tax).
     (e) Includes a $61 million pre-tax interest charge ($40 million net of tax) to repay a $450 million 6.4 percent senior note issue that had ten years of remaining life, but was subject to remarketing on April 1, 2003.

14.  Subsequent Event

     In October 2004, Occidental announced that its indirect subsidiary, Basic Chemical Company, LLC, agreed to purchase three chemical manufacturing facilities from Vulcan Materials Company for $214 million in cash, subject to adjustment for changes in net working capital. In addition, the purchaser may become obligated to make contingent payments based upon the future performance of these businesses, and will assume specified obligations. This transaction, which is subject to regulatory approval, is expected to close in 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Occidental (as defined in Note 1 to the consolidated condensed financial statements) reported net income for the first nine months of 2004 of $1.8 billion, on net sales of $8.4 billion, compared with net income of $1.1 billion, on net sales of $7.0 billion, for the same period of 2003. Basic earnings per common share were $4.63 for the first nine months of 2004, compared with basic earnings per common share of $2.99 for the same period of 2003. Occidental's net income for the third quarter of 2004 was $758 million, on net sales of $3.0 billion, compared with net income of $446 million, on net sales of $2.3 billion, for the same period of 2003. Basic earnings per common share were $1.91 for the third quarter of 2004, compared with $1.16 for the same period of 2003.

Net income for the three and nine months ended September 30, 2004, compared with the same periods in 2003, reflected higher worldwide crude oil and natural gas prices and higher crude oil volumes partially offset by higher operating costs. Additionally, net income in both periods of 2004, compared to the same periods in 2003, increased due to higher chemical prices and volumes, partially offset by higher feedstock and energy costs.

SELECTED INCOME STATEMENT ITEMS

The increase in net sales of $714 million and $1.4 billion for the three and nine months ended September 30, 2004, compared with the same periods in 2003, primarily reflected higher crude oil, natural gas and chemical prices, higher crude oil production and higher chemical volumes, partially offset by lower domestic natural gas production. For the nine months ended September 30, 2003, the gains on disposition of assets, net account included a pre-tax gain of $22 million on the sale of the remaining interests in a former subsidiary holding assets in the Gulf of Mexico.

The increase in cost of sales of $208 million and $519 million for the three and nine months ended September 30, 2004, compared with the same periods in 2003, primarily reflected higher oil and gas production costs, higher energy and raw material costs, higher crude oil sales volumes and higher DD&A expense. The increase of $27 million and $55 million in selling, general, administrative and other operating expenses for the three and nine months ended September 30, 2004, compared to the same periods in 2003, primarily reflected increases in various oil and gas costs, including higher production-related taxes, energy price-driven costs and other operating costs. The increase in exploration expense of $37 million for the nine months ended September 30, 2004, compared with the same period in 2003, primarily reflected higher lease impairment charges. The $64 million decrease in interest and debt expense, net for the nine months ended September 30, 2004, compared to the same period in 2003, primarily reflected a 2003 pre-tax debt repayment charge of $61 million. The increase in income from equity investments of $28 million and $92 million for the three and nine months ended September 30, 2004, compared to the same periods in 2003, was primarily attributable to improved results from the Lyondell equity investment and higher income from a Russian oil and gas affiliate.

ANALYSIS OF FINANCIAL POSITION

The increase in receivables, net, of $1.0 billion at September 30, 2004, compared with December 31, 2003, was primarily due to higher sales prices and the discontinuation, for the present time, of the sale of an interest in Occidental's outstanding accounts receivable balance totaling $360 million. The increase in investments in unconsolidated entities of $389 million at September 30, 2004, compared with December 31, 2003, was primarily due to a $208 million advance to the Elk Hills Power LLC (EHP) equity investment which EHP used to repay a portion of its debt and a fair value adjustment on the Premcor Inc. available-for-sale investment which is recorded in other comprehensive income.

The increase in accounts payable of $508 million at September 30, 2004, compared with December 31, 2003, was primarily due to higher sales prices and volumes for oil and gas in marketing and trading operations. The increase in domestic and foreign income taxes payable of $220 million at September 30, 2004, compared with December 31, 2003, was primarily due to an increase in current taxes payable due to higher income in 2004. In January 2004, Occidental redeemed all of its outstanding 8.16 percent Trust Preferred Redeemable Securities (trust preferred securities) which reduced the trust preferred securities liability account to zero.

SEGMENT OPERATIONS

The following table sets forth the sales and earnings of each operating segment and corporate items (in millions):

                                                                                              Periods Ended September 30
                                                                 -------------------------------------------------------
                                                                              Three Months                   Nine Months
                                                                 -------------------------     -------------------------
                                                                       2004           2003           2004           2003
============================================================     ==========     ==========     ==========     ==========
SEGMENT NET SALES
     Oil and Gas                                                 $    2,033     $    1,480     $    5,509     $    4,473
     Chemical                                                           973            793          2,767          2,368
     Other                                                               27             46             87            115
                                                                 ----------     ----------     ----------     ----------

NET SALES                                                        $    3,033     $    2,319     $    8,363     $    6,956
                                                                 ==========     ==========     ==========     ==========
SEGMENT EARNINGS
     Oil and Gas                                                 $    1,003     $      660     $    2,567     $    2,024
     Chemical                                                           137             61            272            139
                                                                 ----------     ----------     ----------     ----------
                                                                      1,140            721          2,839          2,163
UNALLOCATED CORPORATE ITEMS
     Interest expense, net - debt and trust preferred
          distributions (a)                                             (59)           (71)          (187)          (270)
     Income taxes (b)                                                  (274)          (160)          (673)          (505)
     Other                                                              (49)           (44)          (153)          (175)
                                                                 ----------     ----------     ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                       758            446          1,826          1,213
Cumulative effect of changes in accounting
     principles, net                                                     --             --             --            (68)
                                                                 ----------     ----------     ----------     ----------

NET INCOME                                                       $      758     $      446     $    1,826     $    1,145
============================================================     ==========     ==========     ==========     ==========

(a) The third quarter 2004 includes a $2 million pre-tax interest charge to purchase in the open market and retire $19 million of Occidental's senior notes and a $3 million pre-tax interest charge to redeem all the $157 million outstanding 6.5 percent senior notes which were due in 2005. The nine months 2004 also includes an $11 million pre-tax interest charge to redeem all the outstanding 8.16 percent trust preferred securities on January 20, 2004. The nine months 2003 includes a $61 million pre-tax interest charge to repay a $450 million 6.4 percent senior notes issue that had ten years of remaining life, but was subject to re-marketing on April 1, 2003.

(b) The nine months 2004 includes a $20 million credit related to a first quarter settlement of an issue with the Internal Revenue Service. The nine months 2004 also reflects a lower U.S. income tax rate resulting from the crediting of foreign income taxes.

SIGNIFICANT ITEMS AFFECTING EARNINGS

Occidental's results of operations often include the effects of significant transactions and events affecting earnings that vary widely and unpredictably in nature, timing and amount. Therefore, management uses a measure called "core earnings," which excludes those items. This non-GAAP measure is not meant to disassociate those items from management's performance, but rather is meant to provide useful information to investors interested in comparing Occidental's earnings performance between periods. Reported earnings are considered representative of management's performance over the long term. Core earnings is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.

The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate for the three months ended September 30, 2004 and 2003:

                                                                               Three Months Ended September 30
                                                       -------------------------------------------------------
                                                                           Basic                         Basic
(in millions, except per-share amounts)                      2004            EPS           2003            EPS
==================================================     ==========     ==========     ==========     ==========
TOTAL REPORTED EARNINGS                                $      758     $     1.91     $      446     $     1.16
                                                       ==========     ==========     ==========     ==========

OIL AND GAS
-----------
Segment Earnings                                       $    1,003                    $      660
No significant items affecting earnings                        --                            --
                                                       ----------                    ----------
Segment Core Earnings                                       1,003                           660
                                                       ----------                    ----------

CHEMICAL
--------
Segment Earnings                                              137                            61
No significant items affecting earnings                        --                            --
                                                       ----------                    ----------
Segment Core Earnings                                         137                            61
                                                       ----------                    ----------

CORPORATE
---------
Results                                                      (382)                         (275)
No significant items affecting earnings                        --                            --
                                                       ----------                    ----------

TOTAL CORE EARNINGS                                    $      758     $     1.91     $      446     $     1.16
==================================================     ==========     ==========     ==========     ==========

The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate for the nine months ended September 30, 2004 and 2003:

                                                                                      Nine Months Ended September 30
                                                       -------------------------------------------------------
                                                                           Basic                         Basic
(in millions, except per-share amounts)                      2004            EPS           2003            EPS
==================================================     ==========     ==========     ==========     ==========
TOTAL REPORTED EARNINGS                                $    1,826     $     4.63     $    1,145     $     2.99
                                                       ==========     ==========     ==========     ==========

OIL AND GAS
-----------
Segment Earnings                                       $    2,567                    $    2,024
No significant items affecting earnings                        --                            --
                                                       ----------                    ----------
Segment Core Earnings                                       2,567                         2,024
                                                       ----------                    ----------

CHEMICAL
--------
Segment Earnings                                              272                           139
No significant items affecting earnings                        --                            --
                                                       ----------                    ----------
Segment Core Earnings                                         272                           139
                                                       ----------                    ----------

CORPORATE
---------
Results                                                    (1,013)                       (1,018)
Less:
     Trust preferred securities redemption                    (11)                           --
     Settlement of tax issue                                   20                            --
     Debt repayment charge                                     --                           (61)
     Tax effect of pre-tax adjustments                          4                            21
     Changes in accounting principles, net *                   --                           (68)
                                                       ----------                    ----------

TOTAL CORE EARNINGS                                    $    1,813     $     4.60     $    1,253     $     3.27
==================================================     ==========     ==========     ==========     ==========

*These amounts are shown after tax.

WORLDWIDE EFFECTIVE TAX RATE

The following table sets forth the calculation of the worldwide effective tax rate for reported income and core earnings:

                                                                                    Periods Ended September 30
                                                       -------------------------------------------------------
                                                                    Three Months                   Nine Months
                                                       -------------------------     -------------------------
(in millions)                                                2004           2003           2004           2003
==================================================     ==========     ==========     ==========     ==========
REPORTED INCOME

Oil and Gas(a)                                         $    1,221     $      799     $    3,125     $    2,436
Chemical                                                      139             63            279            147
Corporate and other                                          (108)          (116)          (340)          (447)
                                                       ----------     ----------     ----------     ----------
     Pre-tax income                                         1,252            746          3,064          2,136

Income tax expense
          Federal and State                                   277            163            681            517
          Foreign (included in segments) (a)                  217            137            557            406
                                                       ----------     ----------     ----------     ----------
Total                                                         494            300          1,238            923

                                                       ----------     ----------     ----------     ----------
Income from continuing operations                      $      758     $      446     $    1,826     $    1,213
                                                       ==========     ==========     ==========     ==========

Worldwide effective tax rate                                  39%            40%            40%            43%
                                                       ==========     ==========     ==========     ==========

CORE INCOME

Oil and Gas                                            $    1,221     $      799     $    3,125     $    2,436
Chemical                                                      139             63            279            147
Corporate and other                                          (108)          (116)          (329)          (386)
                                                       ----------     ----------     ----------     ----------
     Pre-tax income                                         1,252            746          3,075          2,197

Income tax expense
          Federal and State                                   277            163            705            537
          Foreign (included in segments) (a)                  217            137            557            407
                                                       ----------     ----------     ----------     ----------
Total                                                         494            300          1,262            944

                                                       ----------     ----------     ----------     ----------
Income from continuing operations                      $      758     $      446     $    1,813     $    1,253
                                                       ==========     ==========     ==========     ==========

Worldwide effective tax rate                                  39%            40%            41%            43%
==================================================     ==========     ==========     ==========     ==========

(a) Revenues, pre-tax income and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas revenues and pre-tax income includes such revenue amounts by period, as follows: third quarter 2004 - $149, third quarter 2003 - $104, first nine months 2004 - $382, first nine months 2003 - $295.

Occidental's third quarter 2004 worldwide effective tax rate was 39 percent. The third quarter 2004 reflected a lower U.S. income tax rate resulting from the crediting of foreign income taxes. Prior to the second quarter 2004, foreign income taxes were deducted in determining U.S. taxable income. An annual tax election permits a taxpayer to claim a credit or deduction for foreign income taxes, whichever is more beneficial. Occidental expects to continue its election to credit foreign income taxes in future years. Occidental expects the tax rate for the rest of the year to be approximately 40 percent.

OIL AND GAS SEGMENT

                                                                                    Periods Ended September 30
                                                       -------------------------------------------------------
                                                                    Three Months                   Nine Months
                                                       -------------------------     -------------------------
Summary of Operating Statistics                              2004           2003           2004           2003
==================================================     ==========     ==========     ==========     ==========
NET PRODUCTION PER DAY:
   CRUDE OIL AND NATURAL GAS LIQUIDS (MBL)
     United States                                            251            259            257            252
     Latin America                                             87             58             83             55
     Middle East                                               86             91             90             95
     Other Eastern Hemisphere                                   7             10              8             10

   NATURAL GAS (MMCF)
     United States                                            488            534            509            535
     Middle East                                               88             --             52             --
     Other Eastern Hemisphere                                  73             71             74             74

   BARRELS OF OIL EQUIVALENT (MBOE)
     Consolidated subsidiaries                                539            519            544            514
     Other interests                                           24             27             25             27
                                                       ----------     ----------     ----------     ----------
     Worldwide production                                     563            546            569            541
--------------------------------------------------     ----------     ----------     ----------     ----------

AVERAGE SALES PRICE:
   CRUDE OIL ($/BBL)
     United States                                          40.29          28.24          36.07          28.83
     Latin America                                          36.07          25.84          32.00          27.29
     Middle East                                            37.76          27.14          34.00          27.59
     Other Eastern Hemisphere                               35.44          25.61          32.13          26.49

   NATURAL GAS ($/MCF)
     United States                                           5.87           5.00           5.25           4.93
     Middle East                                             0.97             --           0.97             --
     Other Eastern Hemisphere                                2.30           2.13           2.33           1.98
--------------------------------------------------     ----------     ----------     ----------     ----------

Oil and gas segment and core earnings for the nine months ended September 30, 2004, were $2.6 billion, compared with $2.0 billion for the same period of 2003. Oil and gas segment and core earnings for the three months ended September 30, 2004, were $1.0 billion, compared with $660 million for the same period of 2003. The increase in earnings for the three and nine months ended September 30, 2004, compared with the same periods in 2003, primarily reflected higher worldwide crude oil and natural gas prices and higher crude oil volumes partially offset by lower domestic natural gas volumes, higher operating expenses and increased DD&A rates.

The increase in net sales of $553 million and $1.0 billion for the three and nine months ended September 30, 2004, compared with the same periods in 2003, primarily reflected higher crude oil and natural gas prices and higher crude oil production partially offset by lower domestic natural gas volumes.

The average West Texas Intermediate price in the third quarter of 2004 was $43.87 per barrel and the New York Mercantile Exchange (NYMEX) natural gas price for the third quarter of 2004 was $6.26 per million BTU's. In the fourth quarter, a change of 10 cents per million BTU's in NYMEX gas prices will have a pre-tax quarterly impact on oil and gas segment earnings of $5 million while a change of $1.00 per barrel in oil prices will have a pre-tax quarterly impact of $29 million.

Average worldwide production costs for the first nine months of 2004 were $7.14 per barrel of oil equivalent (BOE) compared to the average 2003 production cost of $6.08 per BOE.

Occidental expects fourth quarter 2004 oil and gas production to remain at the same level as the third quarter 2004 taking into account lower October and early November production at the Horn Mountain operations due to Hurricane Ivan and the impact of product price on Occidental's production sharing contracts. In the current product price range, a $1.00 change in the per barrel price of oil changes production by approximately one thousand barrels per day. Occidental expects exploration expense for the fourth quarter 2004 to be approximately $80 million mainly for drilling in Latin America and the Middle East.

CHEMICAL SEGMENT

                                                                                    Periods Ended September 30
                                                       -------------------------------------------------------
                                                                    Three Months                   Nine Months
                                                       -------------------------     -------------------------
Summary of Operating Statistics                              2004           2003           2004           2003
==================================================     ==========     ==========     ==========     ==========
MAJOR PRODUCT VOLUMES (M TONS, EXCEPT PVC
     RESINS)
     Chlorine                                                 730            681          2,176          2,031
     Caustic Soda                                             795            697          2,346          2,053
     Ethylene Dichloride                                      102            135            324            374
     PVC Resins (millions of pounds)                        1,044          1,009          3,205          2,944

MAJOR PRODUCT PRICE INDEX (BASE: 1987-1990
     AVG PRICE = 1.0)
     Chlorine                                                2.23           1.76           1.94           1.73
     Caustic Soda                                            0.84           0.85           0.72           0.85
     Ethylene Dichloride                                     1.64           1.13           1.48           1.18
     PVC Resins                                              1.13           0.88           1.05           0.91
==================================================     ==========     ==========     ==========     ==========

Chemical segment and core earnings were $137 million and $272 million, respectively, for the three and nine months ended September 30, 2004, compared with $61 million and $139 million for the same periods of 2003. The increase in earnings for the three and nine months ended September 30, 2004, compared with the same periods in 2003, is primarily due to higher prices for chlorine, ethylene dichloride (EDC), polyvinyl chloride resins (PVC) and vinyl chloride monomer (VCM) and higher volumes for chlorine, caustic soda and PVC, partially offset by higher feedstock and energy costs.

The increase in net sales of $180 million and $399 million for the three and nine months ended September 30, 2004, compared with the same periods in 2003, primarily reflected higher prices and volumes for chlorine, PVC and VCM and higher prices for EDC. The sales increase for the nine months ended September 30, 2004 was partially offset by lower caustic soda prices.

Although the demand for chlorine and caustic soda is expected to stay strong in the near term, Occidental expects fourth quarter feedstock costs to increase. In addition, the first and fourth quarters are typically the weakest quarters for the chemical business due to seasonal factors.

CORPORATE AND OTHER

The unallocated corporate items - income taxes account for the nine months ended September 30, 2004, includes a $20 million credit related to a settlement of a tax issue with the Internal Revenue Service. There have been continuing tax audit settlement discussions on other issues. Based on these discussions, the Company believes that it is reasonably possible there may be favorable settlements that would have a positive and material effect on Occidental's results of operations and its financial condition. These settlements could occur in 2004, or later.

LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was approximately $2.7 billion and $2.3 billion for the first nine months of 2004 and 2003, respectively. The increase of $449 million in the 2004 amount is primarily attributable to higher earnings. The 2004 amount includes the effect of the discontinuation, for the present time, of the sale of an interest in Occidental's outstanding accounts receivable balance which reduced the 2004 operating cash flow by $360 million.

Occidental's net cash used by investing activities was $1.6 billion and $1.5 billion for the first nine months of 2004 and 2003, respectively. The 2004 amount includes a $208 million advance to the Elk Hills Power LLC (EHP) equity investment which EHP used to repay a portion of its debt. The 2004 amount also includes the purchase of a pipeline and gathering system in the Permian Basin. The 2003 amount includes the purchase of Permian assets, advances to equity investees, purchases of other equity investee debt and the purchase of additional stock of a cost-method investee.

Capital expenditures for the first nine months of 2004 were $1.3 billion, including $1.2 billion in the oil and gas segment. Capital expenditures for the first nine months of 2003 were $1.2 billion, including $836 million for the oil and gas segment and $300 million for the chemical segment. The chemical segment amount includes $180 million for the purchase of a leased facility in La Porte, Texas and $44 million related to the exercise of purchase options for certain leased assets.

Occidental's financing activities used net cash of $753 million and $425 million in the first nine months of 2004 and 2003, respectively. The 2004 amount includes $466 million paid to redeem the trust preferred securities in January 2004 and $159 million paid to redeem Occidental's 6.5 percent senior notes. The 2003 amount includes net debt repayments of approximately $298 million.

In July 2004, Dolphin Energy Limited (Dolphin Energy), the operator of the Dolphin Project, entered into a facility agreement with banks to provide a $1.36 billion bridge loan for the Dolphin Project. The loan has a term of five years and is a revolver for the first two years. Occidental guaranteed 24.5-percent of the obligations of Dolphin Energy under the facility agreement. As part of the financing, a subsidiary of Occidental that is an upstream participant in the Dolphin Project entered into an on-loan agreement with Dolphin Energy to borrow up to $245 million from the proceeds of loans under the facility agreement for its share of upstream costs.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at September 30, 2004 and cash and cash equivalents totaled $998 million on the September 30, 2004 balance sheet. Bank fees on the committed lines of credit ranged from 0.110 percent to 0.225 percent. Occidental's primary bank credit matures on June 18, 2009. None of Occidental's committed bank credits contain material adverse change (MAC) clauses or debt rating triggers that could restrict Occidental's ability to borrow under these lines. Occidental's credit facilities and debt agreements do not contain ratings triggers that could terminate bank commitments or accelerate debt in the event of a ratings downgrade.

At September 30, 2004, under the most restrictive covenants of certain financing agreements, Occidental's capacity for additional unsecured borrowing was approximately $21.0 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental's capital stock was approximately $7.7 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

Occidental currently expects to spend approximately $1.8 billion on its 2004 capital spending program with more than 90 percent in the oil and gas segment. Although its income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements, dividend payments and potential acquisitions. If needed, Occidental could access its existing credit facilities.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities, or current ownership or control of sites. Pursuant to these laws, Occidental Petroleum Corporation (OPC) or certain of its subsidiaries are currently participating in environmental assessments and cleanups at federal Superfund sites and other sites subject to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), sites subject to equivalent state laws, and other remediation sites, including Occidental facilities and previously-owned sites.

The following table presents Occidental's environmental remediation reserves at September 30, 2004, grouped by three categories of environmental remediation sites ($ amounts in millions):

                                                # of Sites           Reserve
     ===================================     ===============     ===============
     CERCLA &  Equivalent Sites                          124     $           219
     Active Facilities                                    14                  69
     Closed or Sold Facilities                            40                  49
                                             ---------------     ---------------
          Total                                          178     $           337
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

At September 30, 2004, OPC or certain of its subsidiaries have been named in CERCLA or state equivalent proceedings, as shown below ($ amounts in millions):

     Description                                # of Sites           Reserve
     ===================================     ===============     ===============
     Minimal/No Exposure(a)                              103     $             6
     Reserves between $1-10 MM                            15                  64
     Reserves over $10 MM                                  6                 149
                                             ---------------     ---------------
          Total                                          124     $           219
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

LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS

OPC and certain of its subsidiaries have been named in a substantial number of lawsuits, claims and other legal proceedings. These actions seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses; or injunctive or declaratory relief. OPC and certain of its subsidiaries also have been named in proceedings under CERCLA and other federal, state, local and foreign environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies. With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it believes it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

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

Occidental has guarantees outstanding at September 30, 2004 which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At September 30, 2004, the notional amount of these guarantees was approximately $450 million. Of this amount, $365 million relates to Occidental's guarantee of equity investees' debt and other commitments. The remaining $85 million relates to various indemnities and guarantees provided to third parties. The carrying amount of these guarantees on the consolidated balance sheet was immaterial.

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

In June 2001, FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which states in paragraph 8(b) that the accounting specified in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" is not affected by SFAS No. 142. A question has arisen about whether the balance sheet classification and disclosure requirements for oil and gas mineral and drilling rights are included in this exception and, if they are not included, whether these rights should be classified as intangible assets. In September 2004, FASB issued FASB Staff Position (FSP) FAS 142-2, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities" which states that the scope exception does include the classification and disclosure of mineral and drilling rights. Therefore, Occidental will continue to classify all of its mineral and drilling rights within property, plant and equipment. When Occidental adopts the provisions of this pronouncement in the fourth quarter of 2004, it will have no effect on its results of operations or financial position.

In May 2004, FASB issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which specifies the accounting and disclosure requirements for the prescription drug benefits that are available under this new plan. Occidental adopted the provisions of this pronouncement in the second quarter of 2004. At this time, Occidental is unable to determine the impact of the new Medicare provisions due to the lack of final regulations for determining the actuarial equivalency of its benefits compared to the new Medicare benefits. Therefore, the retiree medical obligations and costs reported do not reflect the impact of this legislation in accordance with FSP No. FAS 106-2. When the regulations are clarified and Occidental is able to determine the impact of these provisions, it will adopt the requirements of this standard.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended September 30, 2004, there were no material changes in the information required to be provided under Item 305 of Regulation S-X included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) - Derivative Activities" in Occidental's 2003 Annual Report on Form 10-K.

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

In September 2004, shortly after Occidental was awarded compensation for value added tax refunds withheld by Ecuador with respect to Occidental's Block 15 operations in the country, Occidental received formal notification from Petroecuador, the state oil company of Ecuador, initiating proceedings to determine if Occidental had violated its Participation Contract for Block 15 or the Ecuadorian Hydrocarbons Law and whether the alleged violations constitute grounds for terminating the Participation Contract. The principal allegation stated in the notice is an assertion that Occidental should have obtained government approval of a farmout agreement. Occidental believes that it has complied with all material obligations under the Participation Contract and law and that any termination of the contract based upon the stated allegations would be unfounded and would constitute an unlawful expropriation. Occidental is cooperating with Ecuadorian authorities in the current proceedings and will continue to strive for an amicable resolution. Block 15 operations represent approximately eight percent of Occidental's current worldwide production, four percent of its proved reserves and two percent of its total property, plant and equipment, net of accumulated depreciation, depletion and amortization.

In April 2004, a number of U.S. companies, including Occidental Chemical Corporation (OxyChem), were served with seven lawsuits filed in Nicaragua by approximately two thousand individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to the pesticide DBCP. In the opinion of management, all of these claims are without merit because, among other things, the Company believes that OxyChem DBCP was never sold or used in Nicaragua. Under the applicable Nicaraguan statute, DBCP defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. In two such situations, involving other defendants, Nicaraguan courts proceeded to enter significant judgments against the defendants under that statute. OxyChem has filed an answer to these lawsuits and denied the material allegations without posting such pre-trial deposit. In the opinion of management, any judgment rendered under the statute would be unenforceable in the United States. Accordingly, management does not expect the ultimate resolution of any of these matters to have a material adverse effect upon Occidental's consolidated financial position or results of operations.

ENVIRONMENTAL PROCEEDINGS

On October 1, 2003, the Environmental Protection Agency (EPA) served OxyChem with an administrative compliance order and an administrative complaint alleging certain violations of environmental laws at OxyChem's Pottstown, Pennsylvania facility. On July 14, 2004, the Regional Judicial Officer for EPA Region III entered a Consent Agreement and Final Order (CAFO) between OxyChem and EPA. Pursuant to the CAFO, OxyChem paid the EPA and the U.S. Coast Guard a total of $150,000 in penalties and agreed to expend not less than $902,000 performing certain supplemental environmental projects intended to reduce emissions from the facility.

ITEM 6.   EXHIBITS


                    10.1 Occidental Petroleum Corporation 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated October 14, 2004, filed October 20, 2004, File No. 1-9210).

                    10.2 Occidental Petroleum Corporation 2005 Deferred Stock Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated October 14, 2004, filed October 20, 2004, File No. 1-9210).

                    11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2004 and 2003.

                    12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2004 and 2003 and the five years ended December 31, 2003.

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



                              OCCIDENTAL PETROLEUM CORPORATION





DATE: November 2, 2004        S. P. Dominick, Jr.
                              -----------------------------------------
                              S. P. Dominick, Jr., Vice President and Controller
                              (Chief Accounting and Duly Authorized Officer)

                                  EXHIBIT INDEX


EXHIBITS

     10.1 Occidental Petroleum Corporation 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated October 14, 2004, filed October 20, 2004, File No. 1-9210).

     10.2 Occidental Petroleum Corporation 2005 Deferred Stock Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated October 14, 2004, filed October 20, 2004, File No. 1-9210).

     11 Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2004 and 2003.

     12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2004 and 2003 and the five years ended December 31, 2003.

     31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.