Form 10-K
period 2004-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2005-03-01
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d)           [ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934                      of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004                 FOR THE TRANSITION PERIOD FROM        TO

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

TITLE OF EACH CLASS                                                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
10 1/8% Senior Debentures due 2009                                    New York Stock Exchange
9 1/4% Senior Debentures due 2019                                     New York Stock Exchange
Common Stock                                                          New York Stock Exchange

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $19.2 billion, computed by reference to the closing price on the New York Stock Exchange composite tape of $48.41 per share of Common Stock on June 30, 2004. Shares of Common Stock held by each executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.


At January 31, 2005, there were approximately 397,230,200 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement, filed in connection with its May 6, 2005, Annual Meeting of Stockholders, are incorporated by reference into Part III.

                    TABLE OF CONTENTS

                                                                                                                               PAGE
PART I
ITEMS 1 AND 2    Business and Properties.....................................................................................    4
                 General.....................................................................................................    4
                 Oil and Gas Operations......................................................................................    4
                 Chemical Operations.........................................................................................    5
                 Capital Expenditures........................................................................................    6
                 Employees...................................................................................................    6
                 Environmental Regulation....................................................................................    6
                 Available Information.......................................................................................    6
ITEM 3           Legal Proceedings...........................................................................................    6
ITEM 4           Submission of Matters to a Vote of Security Holders.........................................................    7
                 Executive Officers of the Registrant........................................................................    7
PART II
ITEM 5           Market for Registrant's Common Equity and Related Stockholder Matters.......................................    8
ITEM 6           Selected Financial Data.....................................................................................    9
ITEM 7           Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
                   (Incorporating Item 7A)...................................................................................    9
                     Strategy................................................................................................    9
                     Oil and Gas Segment.....................................................................................   11
                     Chemical Segment........................................................................................   15
                     Corporate and Other.....................................................................................   17
                     Segment Results of Operations...........................................................................   17
                     Significant Items Affecting Earnings....................................................................   19
                     Taxes...................................................................................................   19
                     Consolidated Results of Operations......................................................................   20
                     Consolidated Analysis of Financial Position.............................................................   21
                     Liquidity and Capital Resources.........................................................................   21
                     Off-Balance-Sheet Arrangements..........................................................................   23
                     Lawsuits, Claims, Commitments, Contingencies and Related Matters........................................   24
                     Environmental Liabilities and Expenditures..............................................................   25
                     Foreign Investments.....................................................................................   26
                     Critical Accounting Policies and Estimates..............................................................   27
                     Significant Accounting Changes..........................................................................   29
                     Derivative Activities and Market Risk...................................................................   31
                     Safe Harbor Discussion Regarding Outlook and Other Forward-Looking Data.................................   32
ITEM 8           Financial Statements and Supplementary Data.................................................................   34
                     Report of Independent Registered Public Accounting Firm.................................................   34
                     Consolidated Statements of Income.......................................................................   35
                     Consolidated Balance Sheets.............................................................................   36
                     Consolidated Statements of Stockholders' Equity.........................................................   38
                     Consolidated Statements of Comprehensive Income.........................................................   38
                     Consolidated Statements of Cash Flows...................................................................   39
                     Notes to Consolidated Financial Statements..............................................................   40
                     Quarterly Financial Data (Unaudited)....................................................................   72
                     Supplemental Oil and Gas Information (Unaudited)........................................................   74
                 Financial Statement Schedule:
                     Schedule II - Valuation and Qualifying Accounts.........................................................   82
ITEM 9           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................   83
ITEM 9A          Controls and Procedures.....................................................................................   83
                     Disclosure Controls and Procedures......................................................................   83
                     Management's Annual Assessment of and Report on Occidental's Internal Control Over Financial Reporting..   83
                     Report of Independent Registered Public Accounting Firm.................................................   83
PART III
ITEM 10          Directors and Executive Officers of the Registrant..........................................................   84
ITEM 11          Executive Compensation......................................................................................   84
ITEM 12          Security Ownership of Certain Beneficial Owners and Management..............................................   84
ITEM 13          Certain Relationships and Related Transactions..............................................................   84
ITEM 14          Principal Accountant Fees and Services......................................................................   85
PART IV
ITEM 15          Exhibits and Financial Statement Schedules..................................................................   85

PART I
ITEMS 1 AND 2  BUSINESS AND PROPERTIES
     In this report, "Occidental" refers to Occidental Petroleum Corporation, a Delaware corporation, and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental's executive offices are located at 10889 Wilshire Boulevard, Los Angeles, California 90024; telephone (310) 208-8800.

GENERAL
     Occidental's principal businesses consist of two industry segments. The oil and gas segment explores for, develops, produces and markets crude oil and natural gas. The chemical segment manufactures and markets basic chemicals, vinyls and performance chemicals. For financial information by segment and by geographic area, see Note 15 to the Consolidated Financial Statements of Occidental (Consolidated Financial Statements).

     For information regarding Occidental's current developments, see the information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) section of this report.



OIL AND GAS OPERATIONS
GENERAL
     Occidental's domestic oil and gas operations are located in Elk Hills and other smaller locations in California, the Hugoton field in Kansas and Oklahoma, the Permian Basin in West Texas and New Mexico, and the Gulf of Mexico. International operations are located in Colombia, Ecuador, Oman, Pakistan, Qatar, Russia, the United Arab Emirates and Yemen. Occidental also has exploration interests in several other countries. For additional information regarding Occidental's oil and gas segment, see the information under the caption "Oil and Gas Segment" in the MD&A section of this report.

PROVED RESERVES, PRODUCTION AND PROPERTIES
     The table below shows Occidental's total oil and natural gas proved reserves and production in 2004, 2003 and 2002. See the MD&A section of this report, Note 16 to the Consolidated Financial Statements and the information under the caption "Supplemental Oil and Gas Information" in Item 8 of this report for certain details regarding Occidental's oil and gas proved reserves, the estimation process and production by country. On May 19, 2004, Occidental reported to the U.S. Department of Energy on Form EIA-28 proved oil and gas reserves at December 31, 2003. The amounts reported were the same as the amounts reported in Occidental's 2003 Annual Report.



COMPARATIVE OIL AND GAS PROVED RESERVES AND PRODUCTION
Oil in millions of barrels; natural gas in billions of cubic feet; BOE in millions of barrels of oil equivalent

                                           2004                            2003                            2002
=========================      ===========================      ===========================      ===========================
RESERVES                        OIL  (a)   GAS        BOE  (b)   Oil  (a)   Gas        BOE  (b)   Oil  (a)   Gas        BOE (b)
                               -----      -----      -----      -----      -----      -----      -----      -----      -----
U.S.                           1,494      2,101      1,844      1,500      1,826      1,804      1,452      1,821      1,755
International                    499        874        645        490        759        617        476        228        514
                               -----      -----      -----      -----      -----      -----      -----      -----      -----
Consolidated Subsidiaries      1,993      2,975      2,489 (c)  1,990      2,585      2,421 (c)  1,928      2,049      2,269 (c)
                               =====      =====      =====      =====      =====      =====      =====      =====      =====

Other Interests (d)               43         --         43         48          9         50         42         --         42
                               =====      =====      =====      =====      =====      =====      =====      =====      =====

PRODUCTION
U.S.                              93        186        124         93        194        125         85        206        119
International                     66         47         74         60         27         65         57         23         61
                               -----      -----      -----      -----      -----      -----      -----      -----      -----
Consolidated Subsidiaries        159        233        198        153        221        190        142        229        180
                               =====      =====      =====      =====      =====      =====      =====      =====      =====

Other Interests (d)                9         --          9         10         --         10          8         --          8
=========================      =====      =====      =====      =====      =====      =====      =====      =====      =====

(a)  Includes natural gas liquids and condensate.
(b) Natural gas volumes have been converted to equivalent BOE based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as an "Mcf") of gas to one barrel of oil.
(c) Stated on a net basis and after applicable royalties. Includes reserves related to production-sharing contracts and other economic arrangements. Proved reserves from production-sharing contracts in the Middle East and from other economic arrangements in the U.S. were 450 million barrels of oil equivalent (MMBOE) and 90 MMBOE in 2004, 435 MMBOE and 90 MMBOE in 2003 and 322 MMBOE and 94 MMBOE in 2002, respectively.
(d) Includes Occidental's share of reserves and production from equity investees in Russia and Yemen, partially offset by minority interests for a Colombian affiliate.

COMPETITION AND SALES AND MARKETING
     As a producer of crude oil and natural gas, Occidental competes with numerous other domestic and foreign producers. Crude oil and natural gas are commodities that are sensitive to prevailing global conditions of supply and demand and are sold at "spot" or contract prices or on futures markets to refiners and other market participants. Occidental competes by developing and producing its worldwide oil and gas reserves cost-effectively and acquiring rights to explore in areas with known oil and gas deposits. Occidental also competes by increasing production through enhanced oil recovery projects in mature and underdeveloped fields and making strategic acquisitions. Occidental focuses on operations in its core areas of the United States, the Middle East and Latin America.

CHEMICAL OPERATIONS
GENERAL
     Occidental manufactures and markets basic chemicals, vinyls and performance chemicals directly and through various affiliates (collectively, OxyChem). OxyChem's operations are affected by cyclical economic factors and by specific chemical-industry conditions. For additional information regarding Occidental's chemical segment, see the information under the caption "Chemical Segment" in the MD&A section of this report.

PRODUCTS AND PROPERTIES
     OxyChem, which is headquartered in Dallas, Texas, owns and operates chemical manufacturing plants at 24 sites in the United States. Many of the larger facilities are located in the Gulf Coast region of Texas and Louisiana. In addition, OxyChem operates two chemical-manufacturing plants in Canada and one in Chile. OxyChem also leases a cogeneration facility in Texas. A number of additional facilities process, blend and store products. OxyChem owns and leases an extensive fleet of railcars. OxyChem also has a 50-percent equity investment in a Brazilian corporation that owns a chlor-alkali plant, a 50-percent equity investment in a corporation that produces antimony oxide in Mexico and a 50-percent interest in a general partnership that produces liquid and anhydrous potassium chloride products in Alabama.

BASIC CHEMICALS
     OxyChem's basic chemicals consist of chlorine and caustic soda (which are coproduced and referred to as an Electrochemical Unit (ECU)), potassium chemicals and their derivatives.
     Chlorine is used for chemical manufacturing in the chlorovinyl chain and for water treatment. OxyChem produces chlorine in Alabama, Delaware, Louisiana, New York, Texas, Brazil and Chile. Estimated annual capacity, including one temporarily idled plant, at December 31, 2004, was 3.3 million tons in the United States (including the 0.9-million-ton total annual capacity of the OxyVinyls partnership, owned 76 percent by Occidental and 24 percent by PolyOne Corporation) and 0.3 million gross tons in Brazil and Chile.
     Caustic soda is used for pulp and paper production, alumina production and other chemical manufacturing. OxyChem produces caustic soda in Delaware, Louisiana, New York, Texas, Brazil and Chile. Estimated annual capacity, including one temporarily idled plant, at December 31, 2004, was 3.4 million tons in the United States (including the 1-million-ton total annual capacity of the OxyVinyls partnership) and 0.4 million gross tons in Brazil and Chile.
     Potassium chemicals are used in glass, fertilizer, cleaning products and rubber. OxyChem produces potassium chemicals in Alabama and Delaware. Estimated annual capacity at December 31, 2004, was 438,000 tons.
     Ethylene dichloride (EDC), a chlorine derivative, is a raw material for vinyl chloride monomer (VCM). OxyChem produces EDC in Louisiana, Texas and Brazil. Estimated annual capacity, including one temporarily idled plant, at December 31, 2004, was 3.0 billion pounds in the United States and 0.3 billion gross pounds in Brazil.

VINYLS
     OxyChem produces vinyls principally through its 76-percent interest in the OxyVinyls partnership. OxyChem's vinyls products include polyvinyl chloride
(PVC) and its precursors, VCM and EDC.
     OxyChem produces VCM, which is used as a raw material for PVC, in Texas. At December 31, 2004, estimated annual capacity was 6.2 billion pounds (including the 2.4 billion-pound total annual capacity of OxyMar, which is 88-percent owned by OxyChem, and the 3.8 billion-pound total annual gross capacity of the OxyVinyls partnership).
     PVC resins are used in piping, electrical insulation, external construction materials, flooring, medical and automotive products and packaging. OxyChem produces PVC resins in Kentucky, New Jersey, Texas and Canada. At December 31, 2004, estimated annual capacity of the OxyVinyls partnership was 4.5 billion pounds.

PERFORMANCE CHEMICALS
     OxyChem's performance chemicals include chlorinated isocyanurates (estimated capacity of 131 million pounds produced in Illinois and Louisiana), resorcinol (estimated capacity of 52 million pounds produced in Pennsylvania), antimony oxide (estimated capacity of 50 million pounds produced in Mexico by OxyChem's 50-percent-owned equity investment), mercaptans (estimated capacity of 18 million pounds produced in Texas) and sodium silicates (estimated capacity of 722,000 tons produced in Georgia, Ohio, Illinois, New Jersey, Texas and Alabama). Information regarding production capacity reflects estimated annual capacity at December 31, 2004.

RAW MATERIALS
     Nearly all raw materials used in OxyChem's operations are readily available from a variety of sources. Power is provided by regional public utilities and/or by cogeneration facilities. Most of OxyChem's key raw-materials purchases are made through contractual relationships, rather than on the spot market. OxyChem is generally not dependent on any single nonaffiliated supplier for a material amount of its raw-material or energy requirements. Operations have not been curtailed as a result of any supply interruptions.

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

COMPETITION
     Occidental's chemical business competes with numerous producers. Since most of OxyChem's products are commodities, it competes primarily on the basis of price. Because most of OxyChem's products do not occupy proprietary positions, OxyChem endeavors to be an efficient, low-cost producer.

CAPITAL EXPENDITURES
     For information on capital expenditures, see the information under the heading "Capital Expenditures" in the MD&A section of this report.

EMPLOYEES
     Occidental employed 7,209 people at December 31, 2004, 5,730 of whom were located in the United States. Occidental employed 3,093 people in oil and gas operations and 2,974 people in chemical operations. An additional 1,142 people were employed in administrative and headquarters functions. Approximately 625 U.S.-based employees are represented by labor unions.
     Occidental has a long-standing policy to provide fair and equal employment opportunities to all people without regard to race, color, religion, ethnicity, gender, national origin, disability, age, sexual orientation, veteran status or any other legally impermissible factor. Occidental maintains diversity and outreach programs.


ENVIRONMENTAL REGULATION
     For environmental regulation information, including associated costs, see the information under the heading "Environmental Liabilities and Expenditures" in the MD&A section of this report.

AVAILABLE INFORMATION
     Occidental makes the following information available free of charge through its web site at www.oxy.com:

>> Forms 10-K, 10-Q, 8-K and amendments to these forms as soon as reasonably practicable after they are filed electronically with the SEC;

>>   Other SEC filings, including Forms 3, 4 and 5; and

>> Corporate governance information, including its corporate governance guidelines, board-committee charters and Code of Business Conduct. (See
     Part III Item 10 of this report for further information.)


ITEM 3    LEGAL PROCEEDINGS
     For information regarding lawsuits, claims, commitments, contingencies and related matters, see the information in Note 9 to the Consolidated Financial Statements.
     In September 2004, Occidental received formal notification from Petroecuador, the state oil company of Ecuador, initiating proceedings to determine if Occidental had violated its Participation Contract for Block 15 or the Ecuadorian Hydrocarbons Law and whether the alleged violations constitute grounds for terminating the Participation Contract. The principal allegation stated in the notice is an assertion that Occidental should have obtained government approval of a farmout agreement entered into in 2000. Occidental believes that it has complied with all material obligations under the Participation Contract and Ecuadorian law and that any termination of the contract based upon the stated allegations would be unfounded and would constitute an unlawful expropriation. Occidental is cooperating with Ecuadorian authorities in the current proceedings and will continue to strive for an amicable resolution. Block 15 operations represent approximately 9 percent of Occidental's 2004 consolidated production, 4 percent of its proved consolidated reserves and 2 percent of its total property, plant and equipment, net of accumulated depreciation, depletion and amortization.
     In April 2004, a number of U.S. companies, including OxyChem, were served with seven lawsuits filed in Nicaragua by approximately two thousand individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. In the opinion of management, these claims are without merit because, among other things, OxyChem believes that none of the pesticide it manufactured was ever sold or used in Nicaragua.

Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. In two such situations, involving other defendants, Nicaraguan courts proceeded to enter significant judgments against the defendants under that statute. OxyChem has filed a response to the complaint contesting jurisdiction without posting such pre-trial deposit. In December 2004, the judge in one of the cases ruled the court had jurisdiction over the defendants, including OxyChem, and that the defendants did not have to pay the pre-trial deposit. OxyChem intends to appeal that portion of the ruling relating to the jurisdiction of the Nicaraguan courts. In the opinion of management, any judgment rendered under the statute would be unenforceable in the United States.
     Accordingly, management does not expect the ultimate resolution of any of these matters to have a material adverse effect upon Occidental's consolidated financial position or results of operations.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of Occidental's security holders during the fourth quarter of 2004.


EXECUTIVE OFFICERS OF THE REGISTRANT

                              Age at
                           February 28,
          Name                 2005        Positions with Occidental and Subsidiaries and Five-Year Employment History
-----------------------    ------------    ------------------------------------------------------------------------------------
Dr. Ray R. Irani                70         Chairman and Chief Executive Officer since 1990; President since 2005; Director since 1984; Member of Executive Committee.

Stephen I. Chazen               58         Senior Executive Vice President since 2004; Chief Financial Officer since 1999;
                                           1994-2004, Executive Vice President -- Corporate Development.

Donald P. de Brier              64         Executive Vice President, General Counsel and Secretary since 1993.

Richard W. Hallock              60         Executive Vice President -- Human Resources since 1994.

John W. Morgan                  51         Executive Vice President since 2001; 1998-2001, Executive Vice President --
                                           Operations; Occidental Oil and Gas Corporation (OOGC): President -- Western
                                           Hemisphere since 2005; 2004, President; 2001-2004, Executive Vice President --
                                           Worldwide Production.

R. Casey Olson                  51         Executive Vice President since 2005; 2001-2005, Vice President; OOGC:  President -
                                           Eastern Hemisphere since 2005; Occidental Development Company: 2004, President;
                                           Occidental Middle East Development Company: 2001-2003, President.

James M. Lienert                52         Vice President since 2004; Occidental Chemical Corporation: President since 2004;
                                           2000-2002, Senior Vice President -- Basic Chemicals; OxyVinyls: 2002-2004, Senior
                                           Vice President; Oxy Services, Inc.: 1998-2000, Vice President -- Finance.

Samuel P. Dominick, Jr.         64         Vice President and Controller since 1991.

James R. Havert                 63         Vice President and Treasurer since 1998; 1992-1998, Senior Assistant Treasurer.

The current term of employment of each executive officer will expire at the May 6, 2005, organizational meeting of the Occidental Board of Directors or when a successor is selected.

PART II
ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TRADING PRICE RANGE AND DIVIDENDS
     This section incorporates by reference the quarterly financial data appearing under the caption "Quarterly Financial Data (Unaudited)" in Item 8 and the information appearing under the caption "Liquidity and Capital Resources" in the MD&A section of this report. Occidental's common stock was held by approximately 48,459 stockholders of record at December 31, 2004, with an estimated 126,323 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded principally on the New York Stock Exchange. The quarterly financial data, which are included in this report in the "Notes to the Consolidated Financial Statements," set forth the range of trading prices for the common stock as reported on the composite tape of the New York Stock Exchange and quarterly dividend information.
     In 2004, the quarterly declared dividend rate for the common stock was $0.275 per share ($1.10 per year). On February 10, 2005, a quarterly dividend of $0.31 per share ($1.24 per year) was declared on the common stock, payable on April 15, 2005 to stockholders of record on March 10, 2005. The declaration of future cash dividends is a business decision made by the Board of Directors from time to time, and will depend on Occidental's financial condition and other factors deemed relevant by the Board.



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
     All of Occidental's equity compensation plans for its employees and non-employee directors, pursuant to which options, rights or warrants may be granted, have been approved by the stockholders. See Note 12 to the Consolidated Financial Statements for further information on the material terms of these plans.
     The following is a summary of the shares reserved for issuance as of December 31, 2004, pursuant to outstanding options, rights or warrants granted under Occidental's equity compensation plans:

(a) Number of          (b) Weighted-          (c) Number of securities
securities to be       average exercise       remaining available for
issued upon exercise   price of outstanding   future issuance under
of outstanding         options, warrants      equity compensation
options, warrants      and rights             plans (excluding
and rights                                    securities in column (a))
--------------------   --------------------   -------------------------
     14,282,072               $28.99                  12,222,289 *

* Includes, with respect to:

     (a) the 1995 Incentive Stock Plan, 651,906 shares at maximum target level (325,953 at target level) reserved for issuance pursuant to outstanding performance stock awards, all of which are eligible for certification in February 2005, and 1,641,983 deferred performance and restricted stock awards; and

     (b) the 2001 Incentive Compensation Plan, 1,575,328 shares at maximum target level (787,664 at target level) reserved for issuance pursuant to outstanding performance stock awards, 2,437,017 shares reserved for issuance pursuant to restricted stock awards, 156,000 shares reserved for issuance pursuant to deferred restricted stock awards and 6,680 shares reserved for issuance as dividend equivalents.

Of the 5,753,375 shares that are not reserved for issuance, 5,643,368 shares are available under the 2001 Incentive Compensation Plan, all of which may be issued or reserved for issuance for options, rights and warrants as well as performance stock awards, restricted stock awards, stock bonuses and dividend equivalents, and 110,007 shares are available for issuance as restricted stock awards under the 1996 Restricted Stock Plan for Non-employee Directors.

ITEM 6    SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
Dollar amounts in millions, except per-share amounts

For the years ended December 31,                                     2004        2003        2002        2001        2000
===============================================================    ========    ========    ========    ========    ========
RESULTS OF OPERATIONS (a)
    Net sales                                                      $ 11,368    $  9,240    $  7,247    $  8,012    $  8,399
    Income from continuing operations                              $  2,606    $  1,601    $  1,181    $  1,182    $  1,559
    Net income                                                     $  2,568    $  1,527    $    989    $  1,154    $  1,570
    Earnings applicable to common stock                            $  2,568    $  1,527    $    989    $  1,154    $  1,571
    Basic earnings per common share from
      continuing operations                                        $   6.59    $   4.17    $   3.14    $   3.17    $   4.23
    Basic earnings per common share                                $   6.49    $   3.98    $   2.63    $   3.10    $   4.26
    Diluted earnings per common share                              $   6.40    $   3.93    $   2.61    $   3.09    $   4.26

    Core earnings (b)                                              $  2,489    $  1,641    $  1,017    $  1,249    $  1,351

FINANCIAL POSITION (a)
    Total assets                                                   $ 21,391    $ 18,168    $ 16,548    $ 17,850    $ 19,414
    Long-term debt, net                                            $  3,345    $  3,993    $  3,997    $  4,065    $  5,185
    Trust preferred securities (c)                                 $     --    $    453    $    455    $    463    $    473
    Common stockholders' equity                                    $ 10,550    $  7,929    $  6,318    $  5,634    $  4,774

CASH FLOW
    Cash provided by operating activities                          $  3,878    $  3,074    $  2,100    $  2,566    $  2,348
    Capital expenditures                                           $ (1,843)   $ (1,600)   $ (1,234)   $ (1,305)   $   (887)
    Cash (used) provided by all other investing activities, net    $   (445)   $   (421)   $   (462)   $    654    $ (2,157)

DIVIDENDS PER COMMON SHARE                                         $   1.10    $   1.04    $   1.00    $   1.00    $   1.00

BASIC SHARES OUTSTANDING (thousands)                                395,580     383,943     376,190     372,119     368,750
---------------------------------------------------------------    --------    --------    --------    --------    --------

(a) See the MD&A section of this report and the "Notes to Consolidated Financial Statements" for information regarding accounting changes, asset acquisitions and dispositions, discontinued operations, environmental remediation, other costs and other items affecting comparability.
(b) For an explanation of core earnings, see "Significant Items Affecting Earnings" in the MD&A section of this report.
(c)  On January 20, 2004, Occidental redeemed the trust preferred securities.


ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A) (INCORPORATING ITEM 7A)


     In this report, the term "Occidental" refers to Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental is divided into two segments: oil and gas and chemical.

STRATEGY
GENERAL
     Occidental aims to generate competitive total returns to stockholders using the following strategy:

>>   Focus on large, long-lived oil and gas assets with growth potential.

>>   Maintain financial discipline and a strong balance sheet.

>> Manage chemical segment to provide cash in excess of normal capital expenditures.


     Occidental prefers to own large, long-lived "legacy" oil and gas assets, like those in California, the Permian Basin and Qatar, that tend to have moderate decline rates, enhanced secondary and tertiary recovery opportunities and economies of scale that lead to cost-effective production. Management expects such assets to contribute substantial earnings and cash flow after invested capital.
     At Occidental, maintaining financial discipline means investing capital in projects that management expects will generate above-cost-of-capital returns throughout the business cycle. During periods of high commodity prices, Occidental will use most of its cash flow after capital expenditures and dividends to improve future earnings by making such investments or through debt reduction.

     The chemical business is not managed with a growth strategy. Capital is expended to operate the chemical business in a safe and environmentally sound way, to sustain production capacity and to focus on projects designed to lower manufacturing costs. Asset acquisitions may be pursued when they are expected to enhance the existing core chlor-alkali and polyvinyl chloride businesses. Historically, the chemical segment has generated cash flow exceeding its normal capital expenditure requirements. Occidental intends to invest this cash mainly in strategically attractive assets or to reduce debt. As part of Occidental's strategy to grow its oil and gas business, any excess cash generated by the chemical segment may be used as part of the overall funding for oil and gas growth.

OIL AND GAS
     The oil and gas business seeks to add new oil and natural gas reserves at a pace well ahead of production while keeping costs incurred for finding and development among the lowest in the industry. The oil and gas business implements this strategy within the limits of the overall corporate strategy primarily by:

>> Continuing to add commercial reserves through a combination of focused exploration and development programs conducted in and around Occidental's core areas, which are the U.S., the Middle East and Latin America;

>> Pursuing commercial opportunities in core areas to enhance the development of mature fields with large volumes of remaining oil by applying appropriate technology and state-of-the-art reservoir-management practices; and

>> Maintaining a disciplined approach in buying and selling assets at attractive prices.

     Over the past several years, Occidental has strengthened its asset base within each of the core areas. Occidental has invested in, and disposed of, assets with the goal of raising the average performance and potential of its assets. See "Oil and Gas Segment -- Business Review" for a discussion of these changes.
     Occidental's overall performance during the past several years reflects the successful implementation of its oil and gas business strategy, beginning with the acquisition of the Elk Hills oil and gas field in California followed by the purchase of Altura Energy in the Permian Basin in West Texas and thereafter by several smaller acquisitions.
     At the end of 2004, the Elk Hills and Permian Basin assets made up 66 percent of Occidental's consolidated proven oil reserves and 45 percent of its consolidated proven gas reserves. On a barrels of oil equivalent (BOE) basis, they accounted for 62 percent of Occidental's consolidated reserves. In 2004, the combined production from these assets averaged approximately 265,000 BOE per day, which represents approximately 47 percent of Occidental's total worldwide production. These assets also contributed approximately 58 percent of oil and gas segment earnings.


CHEMICAL
     OxyChem's strategy is to be a low-cost producer so that it can maximize its cash flow generation. OxyChem concentrates on the chlorovinyls chain where it begins with chlorine, which is coproduced with caustic soda, and then converts chlorine and ethylene, through a series of intermediate products, into PVC. OxyChem's focus on chlorovinyls permits it to take advantage of economies of scale.

KEY PERFORMANCE INDICATORS
GENERAL
     Occidental seeks to ensure that it meets its strategic goals by continuously measuring its success in maintaining below average debt levels and top quartile performance compared to its peers in:

>>   Overall return on equity;

>>   Overall return on capital employed; and

>> Other segment specific measurements such as profit per unit produced, cost to produce each unit, cash flow per unit, cost to find and develop new reserves and other similar measures.

DEBT STRUCTURE
     Occidental's total debt and total debt-to-capitalization ratios are shown in the table below:

                                                     Total Debt-to-
                                                     Capitalization
Date ($ amounts in millions)       Total Debt (a)         Ratio
==============================     ==========     ====================
12/31/00                           $   6,354               57%
12/31/01                           $   4,890               46%
12/31/02                           $   4,759               43%
12/31/03                           $   4,570               37%
12/31/04                           $   3,905               27%
------------------------------     ---------      --------------------

(a) Includes trust preferred securities (redeemed January 20, 2004), natural gas delivery commitment (terminated in 2002), subsidiary preferred stock and capital lease obligations.

     As shown, Occidental's year-end 2004 total debt-to-capitalization ratio declined to approximately 27 percent from the 57-percent level that existed at the end of 2000. The decrease in the total debt-to-capitalization ratio in 2004 compared with 2000 resulted from total debt reductions of 39 percent combined with an increase in stockholders' equity of 121 percent over the same period.

RETURN ON EQUITY

          Annual 2004 (a)          Three-Year Average 2002 - 2004 (b)
==============================     ==============================
              28%                                22%
------------------------------     ------------------------------

(a) The Return on Equity for 2004 was calculated by dividing Occidental's 2004 earnings applicable to common stock by the average equity balance in 2004.
(b) The three-year average Return on Equity was calculated by dividing the average annual earnings applicable to common stock over the three-year period 2002-2004 by the average equity balance over the same period.

     Over the past three years, Occidental has focused on improving its return on equity. In 2004, Occidental's return on equity was 28 percent and the three-year average return on equity was 22 percent. During the same three-year period, Occidental's equity increased by over 67 percent.

OIL AND GAS SEGMENT
BUSINESS ENVIRONMENT
     Oil and gas prices are the key variables that drive the industry's financial performance. Prices can vary significantly, even on a short-term basis. Oil prices continued to strengthen in 2004 over their levels in the previous year. During the year, Occidental experienced an increase in its price differential between the average West Texas Intermediate (WTI) price and Occidental's realized prices. Occidental's realized crude oil price was $39.11 per barrel in the fourth quarter of 2004, compared to $37.87 per barrel in the third quarter of 2004. During this same period, WTI prices increased $4.41 per barrel. The change in the differential between the average price of WTI and Occidental's realized price was primarily due to a significant increase in the volume of sour crude oil in global markets. Approximately 70 percent of Occidental's crude oil could be classified as sour. This change in the historical pattern of differentials makes forecasting realized prices difficult. The average WTI market price for 2004 was $41.40 per barrel compared with $31.03 per barrel in 2003. Occidental's average realized price for oil in 2004 was $35.09, compared with $27.25 in 2003.
     NYMEX domestic natural gas prices increased approximately 12 percent from 2003. For 2004, NYMEX gas prices averaged $5.92/Mcf compared with $5.26/Mcf for 2003.

BUSINESS REVIEW
     All production and reserve figures are net to Occidental unless otherwise specified.

ELK HILLS
     Occidental operates the Elk Hills oil and gas field in the southern portion of California's San Joaquin Valley with an approximate 78-percent interest. The field was acquired in 1998 for $3.5 billion and is the largest producer of gas in California. Oil and gas production in 2004 was approximately 90,000 BOE per day. Since its acquisition, total Elk Hills oil and gas production has been approximately 235 million BOE. At the end of 2004, the property still had an estimated 462 million BOE of proved reserves, compared to the 425 million BOE that were recorded at the time of the acquisition.
     Total gas production averaged 228 million cubic feet (MMcf) per day in 2004 compared to 246 MMcf per day in 2003.

PERMIAN BASIN
     The Permian Basin extends throughout Southwest Texas and Southeast New Mexico and is one of the largest and most active oil basins in the United States, with the entire basin accounting for approximately 15 percent of total U.S. oil production. Occidental is the largest producer in the Permian Basin with an approximately 14 percent net share of the total Permian Basin oil production. Occidental also produces and processes natural gas and natural gas liquids (NGL) in the Permian Basin.
     Most of Occidental's Permian Basin interests were obtained through the acquisition of Altura in 2000, which was valued at approximately $3.6 billion.
     On January 31, 2004, Occidental acquired a 1,300-mile oil gathering and pipeline system in the Permian Basin that includes storage facilities at a marketing hub in Midland. This system allows Occidental to efficiently transport its production to these storage facilities. The pipeline is also used to transport production for third party producers.
     Occidental's total share of Permian Basin oil, gas and NGL production averaged 175,000 BOE per day in 2004 compared to 171,000 BOE per day in 2003. At the end of 2004, Occidental's Permian Basin properties had 1,083 million BOE in proved reserves. Occidental's Permian Basin production is diversified across a large number of producing areas. The largest producing areas include Wasson San Andres, Slaughter, Levelland, North Cowden and Wasson Clearfork, which contributed 21 percent, 11 percent, 6 percent, 6 percent and 5 percent, respectively, to 2004 Permian BOE production.
     Approximately 45 percent of Occidental's Permian Basin production is from fields that employ the application of carbon dioxide (CO2) flood technology, an enhanced oil recovery technique. This involves injecting CO2 into oil reservoirs where it acts as a solvent, causing the oil to flow more freely into producing wells. The size of these CO2 flood operations makes Occidental a world leader in the application of this technology.

THUMS
     Occidental purchased THUMS, the field contractor for an oil production unit offshore Long Beach, California, in 2000. Occidental's share of production from THUMS is subject to contractual arrangements similar to a production-sharing contract (PSC), whereby Occidental's share of production varies inversely with oil prices. For 2004, production from THUMS averaged 20,000 barrels per day.

GULF OF MEXICO
     Occidental has a one-third interest in the deep-water Horn Mountain oil field, which is Occidental's only asset in the Gulf of Mexico. BP p.l.c. (BP) is the operator.
     The field, which began production in November 2002, reached platform capacity in the third quarter of 2003. For 2004, Occidental's production at Horn Mountain averaged 22,000 BOE per day. In the second half of 2004, the Horn Mountain field was shut down for about 46 days due to Hurricane Ivan. At year-end 2004, production at the field again reached its capacity.

HUGOTON
     Occidental owns a large concentration of gas reserves, production interests and royalty interests in the Hugoton area of Kansas and Oklahoma. The Hugoton field is the largest natural gas field discovered in North America. Occidental's Hugoton operations produced 127,000 Mcf of natural gas per day and 3,000 barrels of oil per day in 2004.

MIDDLE EAST
DOLPHIN PROJECT
     Occidental's interest in the Dolphin Project, which was acquired in 2002, consists of two separate economic interests held through two separate legal entities. One entity, OXY Dolphin E&P, LLC, owns a 24.5-percent undivided interest in the assets and liabilities associated with a Development and Production Sharing Agreement (DPSA) with the Government of Qatar to develop and produce natural gas and condensate in Qatar's North Field for 25 years from the start of production, with a provision to request a 5-year extension. The purchase price of the undivided working interest in the DPSA was approximately $60 million and was recorded in Property, Plant & Equipment. This undivided interest will be proportionately consolidated in Occidental's financial statements.
     A second entity, OXY Dolphin Pipeline, LLC, owns 24.5 percent of the stock of Dolphin Energy Limited (Dolphin Energy). Dolphin Energy owns the rights to build, own and operate a 260-mile-long, 48-inch natural gas pipeline which will transport dry natural gas from Qatar to the United Arab Emirates (UAE) for the life of the Dolphin Project or longer. Initially, the Dolphin Project will export 2 billion cubic feet (Bcf) per day of natural gas (plus associated liquids and byproducts). However, the pipeline is expected to have capacity to transport up to 3.2 Bcf of natural gas per day, and Dolphin Energy is pursuing additional business opportunities to meet the growing demand for natural gas in the UAE and Oman. The purchase price of Dolphin Energy stock totaled approximately $250 million and was recorded as an equity investment.
     Several important milestones have been reached since Occidental joined the Dolphin Project. In 2002, two development wells were drilled and tested, providing sufficient information to complete the field development plan. In October 2003, Dolphin Energy signed two 25-year contracts to supply approximately one Bcf of natural gas per day to two entities in the UAE. As stated above, demand for natural gas is growing in the UAE and Oman and a third supply contract with the Emirate of Dubai is currently being negotiated. In December 2003, the Government of Qatar approved the final field development plan for the Dolphin Project.
     In January 2004, Dolphin Energy was awarded engineering, procurement and construction (EPC) contracts for the gas processing and compression plant at Ras Laffan in Qatar as well as for two offshore gas production platforms. Dolphin Energy is operator on behalf of the contractors under the DPSA. The remaining major EPC contracts were also awarded during 2004. To date, Occidental has recorded 157 million BOE of proved undeveloped oil and gas reserves for the Dolphin Project DPSA activity.
     The Ras Laffan plant will receive wet gas from Dolphin's facilities in Qatar's North Field and will remove hydrocarbon liquids, including condensate and natural gas liquids, for further processing and sale in the global market. The resulting dry gas will be compressed and transported to the UAE through Dolphin Energy's pipeline. The projected start-up date for production is in late 2006.
     The Dolphin Project is expected to cost approximately $4.0 billion in total. Occidental expects to invest approximately $1 billion of this total. The project will be financed by a combination of participant investment and project financing. During 2005, Occidental expects to spend a combined total of approximately $540 million for the gas exploration and development activity and the investment in Dolphin Energy compared to $153 million in 2004.
     No revenue or production costs were recorded in 2004 for the Dolphin Project gas exploration and development activity.

QATAR
     Occidental participates in two production projects in Qatar: Idd El Shargi South Dome (ISSD) and Idd El Shargi North Dome (ISND). Occidental is engaged in Phase II of full field development of ISND and is in the process of developing the ISSD field. ISSD is a satellite to the ISND field, thereby reducing the overall capital requirement of the two projects.
     Occidental expects to increase production and recoverable reserves with the second phase of development under its existing agreement in the ISND field. This new phase is targeting the development and recovery of additional reserves by applying advanced drilling systems and improved reservoir characterization techniques. Capital expenditures in Qatar for the ISSD and ISND projects were $450 million in 2004 and are expected to be approximately $400 million in 2005.
     Combined production from the two fields averaged 45,000 barrels per day in 2004.
     Also, see the Dolphin Project discussed above.

YEMEN
     In Yemen, Occidental owns direct-working interests in the Masila field in Block 14 (38 percent) and a 40.4-percent interest in the East Shabwa field, comprising a 28.6-percent direct-working interest and an 11.8-percent equity interest in an unconsolidated entity. Occidental's production averaged 33,000 barrels of oil per day in 2004, with 29,000 coming from the Masila field and the remainder from East Shabwa.
     In addition, Occidental operates Block 20, where it owns an 80-percent working interest. Occidental drilled two exploratory wells in Block 20 in 2004.

OMAN
     Occidental's Oman business is centered in Block 9 where it is the operator and holds a 65-percent working interest. Under the Block 9 PSC, Occidental's share of production averaged 13,000 barrels of oil per day in 2004.
     In March 2004, Occidental began selling gas to the Government of Oman under a gas sales agreement, thereby allowing Occidental to produce previously stranded gas and condensates from Block 9. Under the agreement, Occidental (and its Block 9 partner) must supply approximately 114 MMcf per day of natural gas until December 31, 2007. Thereafter, Occidental will nominate quantities that it has available for delivery. Since March 2004, Occidental (and its partner) supplied an average of approximately 110 MMcf per day of natural gas to the Government under the gas sales agreement, including gas delivered during a commissioning period and prior to Occidental's obligation to deliver gas.
     The minimum gross quantities to be delivered under the gas sales agreement through December 31, 2007 represent approximately 60 percent of the expected average gross production of gas from Block 9 during that period. As of December 31, 2004, the gross proved gas reserves from Block 9 are approximately 270 percent of the total minimum of gas that remains to be delivered under the gas sales agreement.
     Occidental also holds a 65-percent working interest in Block 27, which is adjacent to Block 9. As operator, Occidental is conducting an active exploration program in Block 27.

LIBYA
     Occidental suspended all activities in Libya in 1986 as a result of economic sanctions imposed by the U.S. government, but continues to hold an interest in the assets that it formerly operated. Since the imposition of sanctions, Occidental has derived no economic benefit from its Libyan interests and has no Libyan assets on its balance sheet. In 2004, the U.S. government lifted all of the principal economic sanctions against Libya. As a result, Occidental began actively negotiating with the Libyan government for Occidental's return to its historical assets in Libya. Those negotiations are continuing.
     Separately, in January 2005, Occidental participated in the EPSA IV exploration bid round in Libya. Occidental was the successful bidder on nine of the 15 areas available. Occidental will operate five onshore areas and will have a 90-percent exploration working interest. In addition, Occidental will have a 35-percent exploration working interest in four offshore areas. The offshore areas will be operated by Woodside Petroleum Ltd.

OTHER EASTERN HEMISPHERE
PAKISTAN
     Occidental holds oil and gas working interests, that vary from 25 to 50 percent, in four Badin Blocks in Pakistan. BP is the operator. Occidental's share of production was approximately 20,000 BOE per day in 2004.

RUSSIA
     In Russia, Occidental owns 50 percent of a joint venture company, Vanyoganneft, that operates in the western Siberian oil basin. Production for 2004 was approximately 29,000 BOE per day.

LATIN AMERICA
COLOMBIA
     In April 2004, Occidental extended the term of its contract with the Government of Colombia for the Cano Limon field. The contract was extended to the economic life of the field. Occidental has a 35-percent net share of production and is the operator of the field. Colombia's national oil company, Ecopetrol, operates the Cano Limon-Covenas oil pipeline and marine-export terminal. The pipeline transports oil produced from the Cano Limon field for export to international markets. In addition, Occidental also has various working interests in four exploration blocks.
     Occidental's share of 2004 production averaged 33,000 barrels of oil per day.

ECUADOR
     Occidental operates Block 15 in Ecuador and has a 60-percent economic interest therein. Although Occidental holds legal title to 100 percent of the Block 15 Participation Contract, it has farmed out 40 percent of its economic interest related to Block 15. Occidental's share of production averaged approximately 46,000 barrels of oil per day in 2004. In addition, Occidental has a 14-percent interest in the Oleoducto de Crudos Pesados Ltd. (OCP) oil export pipeline. See "Off-Balance-Sheet Arrangements" for further information about the OCP pipeline.
     Full development of the Eden-Yuturi oil field in the southeastern corner of Block 15 continued in 2004. Additional development wells drilled in the western portion of the block resulted in an increase in production of approximately 21,000 barrels from the 25,000 barrels per day produced in 2003.
     After completing extensive 3-D seismic surveys Occidental continues to expand its exploration activities in Block 15.
     Foreign oil companies, including Occidental, have been paying a Value Added Tax (VAT), generally calculated on the basis of 10 to 12 percent of expenditures for goods and services used in the production of oil for export. Until 2001, oil companies, like other companies producing products for export, filed for and received reimbursement of VAT. In 2001, the Ecuador tax authority announced that the oil companies' VAT payments did not qualify for reimbursement. In 2002, Occidental initiated an international arbitration proceeding against the Ecuadorian Government under the United States-Ecuador bilateral investment treaty based on Occidental's belief that the Ecuadorian Government is arbitrarily and discriminatorily refusing to refund the VAT to Occidental. In July 2004, a tribunal of international arbitrators awarded Occidental compensation for VAT refunds from Occidental's Block 15 operations that were withheld by the Ecuadorian Government and indicated that similar VAT refunds should be paid going forward. The Ecuadorian Government has appealed the tribunal's decision and the appeals proceedings continue at present. In the event of an unfavorable outcome, the potential effect on Occidental's financial statements would not be material.
     In September 2004, Occidental received formal notification that Petroecuador, the state oil company of Ecuador, was initiating proceedings to determine if Occidental had violated its Participation Contract for Block 15 or the Ecuadorian Hydrocarbons Law and whether the alleged violations constitute grounds for terminating the Participation Contract. The principal allegation stated in the notice is an assertion that Occidental should have obtained government approval of a farmout agreement entered into in 2000. Occidental believes that it has complied with all material obligations under the Participation Contract and Ecuadorian law, and that any termination of the contract based upon the stated allegations would be unfounded and would constitute an unlawful expropriation. Occidental is cooperating with the Ecuadorian authorities in the current proceedings and will continue to strive for an amicable resolution. Block 15 operations represent approximately 9 percent of Occidental's 2004 consolidated production, 4 percent of its proved consolidated reserves, and 2 percent of its total property, plant and equipment, net of accumulated depreciation, depletion and amortization.

PRODUCTION-SHARING CONTRACTS
     Occidental conducts its operations in Qatar, Oman and Yemen under PSCs and, under such contracts, receives a share of production to recover its costs and an additional share for profit. In addition, Occidental's share of production from THUMS is subject to contractual arrangements similar to a PSC. Occidental's share of production from these contracts decreases when oil prices rise and increases when oil prices decline. Overall, Occidental's net economic benefit from these contracts is greater at higher oil prices.

PROVED RESERVES - EVALUATION AND REVIEW PROCESS
     A senior corporate officer of Occidental is responsible for the internal audit and review of its oil and gas reserves data. In addition, a Corporate Reserves Review Committee (the Reserves Committee) has been established, consisting of senior corporate officers, to monitor and review Occidental's oil and gas reserves. The Reserves Committee reports to the Audit Committee of Occidental's Board of Directors periodically throughout the year. Occidental has retained Ryder Scott Company, L.P. (Ryder Scott), independent petroleum engineering consultants, to review its oil and gas estimation processes.
     Ryder Scott has compared Occidental's methods and procedures for estimating oil and gas reserves to generally accepted industry standards and has reviewed certain data, methods and procedures used in estimating reserves volumes, the reserve and economic evaluations and reserves classifications. Ryder Scott then reviewed the specific application of such methods and procedures for a selection of oil and gas fields considered to be a valid representation of Occidental's total reserves portfolio.
     Based on this review, including the data, technical processes and interpretations presented by Occidental, Ryder Scott has concluded that the methodologies used by Occidental in preparing the relevant estimates generally comply with current Securities and Exchange Commission (SEC) standards. Ryder Scott has not been engaged to render an opinion as to the reserves volumes presented by Occidental.

PROVED RESERVE ADDITIONS
     Occidental consolidated subsidiaries had proved reserves at year-end 2004 of 2,489 million BOE, as compared with the year-end 2003 amount of 2,421 million BOE. Additionally, Occidental owns investments in other interests which had proved reserves of 43 million and 50 million BOE at year-end 2004 and 2003, respectively. The increase in the consolidated subsidiaries reserves from all sources was 266 million BOE, of which 212 million BOE were from proved developed reserves and 54 million BOE were from proved undeveloped reserves.

     Proved developed reserves represent approximately 78 percent of Occidental's total proved reserves.

PROVED RESERVE ADDITIONS - CONSOLIDATED SUBSIDIARIES - 2004

                                     Proved          Proved          Proved
In Millions of BOE                 Developed      Undeveloped        Total
==============================   =============   =============   =============
Revisions                                  114             (69)             45
Improved Recovery                           36              84             120
Extensions and Discoveries                  23              38              61
Purchases                                   39               1              40
                                 -------------   -------------   -------------
   Total Additions                         212              54             266
==============================   =============   =============   =============

    Proved reserves are 80 percent crude oil and condensate and 20 percent natural gas.

REVISIONS OF PREVIOUS ESTIMATES
     In 2004, Occidental added reserves from revisions of previous estimates of 45 million BOE, 38 million of which are in the Middle East. The Dolphin Project added 49 million BOE. These were partially offset by 11 million BOE of negative revisions in Qatar, Yemen and Oman, due primarily to the impact of higher oil prices reducing Occidental's share of reserves under PSCs. If oil prices increase by $5 per barrel, less oil volume is required to recover costs, and PSCs would reduce Occidental's share of proved reserves by approximately 22 million BOE. Oil price increases would also tend to extend the economic lives for proved reserves from other contracts, which would partially offset these PSC reserve volume changes. Conversely, if oil prices drop by $5 per barrel, Occidental's share of proved reserves would increase by a similar amount. The economic lives of other reserves would be shorter, and this would partially offset the PSC reserve volume changes. Apart from the effects of product prices, Occidental's approach to interpreting technical data regarding oil and gas reserves makes it more likely future reserve revisions will be positive rather than negative. Occidental expects future revisions to be positive as they have been for the last several years.

IMPROVED RECOVERY
     In 2004, Occidental added reserves of 120 million BOE through improved recovery, mainly in the Permian Basin, Elk Hills field, and THUMS in the United States and also in Qatar. In an effort to partially mitigate the decline in oil and gas production from the Elk Hills field, from the acquisition in 1998 through year-end 2004, Occidental has successfully implemented an infill drilling program. The Elk Hills field employs both gas flood and water flood techniques. In the Permian Basin, the increased reserves were primarily attributable to enhanced recovery techniques, such as drilling additional CO2 flood and water flood wells. In Qatar, Occidental is currently in the second phase of development under its existing agreement for the ISND field. This phase targets the development and recovery of additional reserves by applying advance drilling systems and improved reservoir characterization techniques.

EXTENSIONS AND DISCOVERIES
     Occidental obtains reserve additions from extensions which are dependent on successful exploitation programs. In 2004, Occidental added reserves of 61 million BOE, with 39 million BOE in the United States and 18 million BOE in Ecuador. In the Rocky Mountain area, Occidental added approximately 24 million BOE from the extension of gas reserves to proved locations, most of which will require additional development capital. In Ecuador, Occidental continued full development of the Eden-Yuturi oil field in Block 15.

     The success of improved recovery, extension and discovery projects depends on reservoir characteristics and technology improvements, as well as oil and gas prices, capital costs and operating costs. Many of these factors are outside of management's control, and will affect whether or not these historical sources of reserve additions continue at similar levels.

PURCHASES OF PROVED RESERVES
     In 2004, Occidental purchased reserves of 40 million BOE, of which 29 million BOE are in Latin America and the remainder in the United States. In April 2004, Occidental extended the term of its contract with the Government of Colombia to the economic life of the Cano Limon field. Of the 29 million BOE of reserve additions, Occidental owns 25 million BOE and a minority shareholder holds interests in the remaining 4 million BOE. See the "Oil and Gas Segment -- Business Review -- Latin America -- Colombia" section above for a more complete description of this transaction. The reserve additions of 11 million BOE in the United States were from various small acquisitions, primarily in the Permian Basin, of which 84 percent were proved developed reserves. Occidental continues to add reserves through acquisitions when properties are available at reasonable prices. Acquisitions are dependent on successful bidding and negotiating of oil and gas contracts at attractive terms. As market conditions change, the available supply of properties may increase or decrease accordingly.

PROVED UNDEVELOPED RESERVES
     In 2004, Occidental's proved undeveloped reserves increased by 54 million BOE. This net increase resulted from improved recovery, extensions and discoveries, primarily in the Elk Hills field, in the Permian Basin, in the Rocky Mountain area and in the Dolphin Project. These proved undeveloped additions were partially offset by reserve transfers to the proved developed category as a result of 2004 development programs.
     The Dolphin Project DPSA activity was the largest addition to proved undeveloped reserves in 2004. The Government of Qatar approved the Dolphin Project final field development plan in December 2003. Dolphin development progress, including drilling additional wells and constructing platforms, lines, a gas plant and gas compression and pipeline facilities, will continue through an expected start up in 2006.
     For details of proved reserve activity by geographic areas, see the "Supplemental Oil and Gas Information (Unaudited)" section in the "Notes to the Consolidated Financial Statements."

INDUSTRY OUTLOOK
     The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand and the availability of supply.
     Worldwide oil prices in 2004 remained at or near historical highs. Continued economic growth, resulting in increased demand and concerns about supply availability, could result in continued high prices. A lower demand growth rate could result in lower crude oil prices.
     Sustained high oil prices will significantly affect profitability and returns for Occidental and other upstream producers. However, the industry has historically experienced wide fluctuations within price cycles. Although oil prices cannot be predicted with any certainty, the WTI price has averaged approximately $24.90 per barrel over the past ten years. During 2004, Occidental experienced an increase in its price differential between the average WTI price and Occidental's realized prices. See the "Oil and Gas Segment -- Business Environment" section above for further information.
     While supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it more difficult to forecast prices with any degree of confidence. Over the last ten years, the NYMEX gas price has averaged $3.40 per Mcf.

CHEMICAL SEGMENT
BUSINESS ENVIRONMENT
     The chemical segment experienced improved results in 2004 due to the continued improvement in most sectors in which OxyChem participates, particularly the building and construction markets. The economic recovery continued its measured growth and the supply/demand for major commodities tightened. Product prices were higher but the resulting improvement in profitability was partially offset by higher costs for raw materials, primarily energy and ethylene.
     Domestic chlorine demand rose nearly 7 percent compared to 2003, as many sectors experienced volume growth. Due to the industry's efforts to improve profitability by reducing capacity, the upturn in demand resulted in industry-wide chlor-alkali operating rates of 99 percent, the highest since 1995.

BUSINESS REVIEW
CHLOR-ALKALI
     Demand for chlor-alkali products improved throughout 2004 with combined chlorine and caustic soda prices rising throughout the second half of the year. As supply and demand remained tight, prices increased significantly in the latter part of the year, particularly for caustic soda. OxyChem's chlor-alkali operating rate for 2004 was 99 percent, approximately matching the industry operating rate. The tight supply/demand supported higher chlorine prices, which improved over 50 percent during 2004. Caustic soda volumes rose with higher demand, especially in the alumina and pulp and paper sectors. Caustic soda prices were highly volatile in 2004 as the impact of imports early in the year caused spot realizations to bottom-out early in the second quarter. As demand continued to rise with the improvement of the U.S. manufacturing sector, prices rebounded and increased substantially by year-end. Export pricing for caustic soda remained steady through September before rising as the worldwide supply/demand balance tightened, exerting upward pressure on pricing.
     OxyChem maintained its Deer Park chlor-alkali production facility in Houston, Texas and its EDC facility in Ingleside, Texas in standby mode. These idle facilities will be reactivated upon strengthening in overall economic conditions that leads to sustained improved demand and higher margins for caustic soda.
     In December 2004, OxyChem permanently idled a circuit which produced chlorine and caustic soda at its Delaware City plant and recorded a pre-tax charge of $12 million.

VINYLS
     Strong demand and increasing ethylene costs led to PVC price increases in 2004. Both ethylene and natural gas costs increased in 2004. PVC prices increased 8 percent compared to 2003. These increases were in addition to the 23-percent increase in PVC resin prices in 2003, which was driven by rising feedstock and energy costs.
     Industry-wide total 2004 demand was 6 percent higher compared with 2003. OxyChem operated its PVC facilities at an average operating rate of 94 percent for 2004, equal to the North American industry average.

EXIT OF VINYL SPECIALTY RESINS BUSINESS
     At the end of 2004, Occidental decided to exit the vinyl specialty resins business for strategic and economic reasons. This resulted in the immediate closure of the Pottstown, Pennsylvania manufacturing facility. Occidental recorded an after-tax charge of $32 million in 2004 and classified this business as a discontinued operation.

AGREEMENT TO ACQUIRE VULCAN ASSETS
     In October 2004, Occidental agreed to purchase three chemical manufacturing facilities from Vulcan Materials Company for $214 million in cash, subject to adjustment for changes in net working capital. In addition, Occidental may become obligated to make contingent payments based upon the future performance of these businesses, and will assume specified obligations. This transaction, which is subject to regulatory approval, is expected to close in 2005.

DISPOSITION OF EQUISTAR INTEREST AND ACQUISITION OF LYONDELL INTEREST
     In August 2002, Occidental sold its 29.5-percent share of Equistar to Lyondell and purchased a 21-percent equity interest in Lyondell. Occidental entered into these transactions to diversify its petrochemicals interest. These transactions reduced Occidental's direct exposure to petrochemicals volatility, yet allowed it to preserve, through its Lyondell investment, an economic upside of a recovery in the petrochemicals industry. In connection with these transactions, Occidental wrote down its investment in the Equistar partnership to fair value by recording a $412 million pre-tax charge as of December 2001. When this transaction closed in the third quarter of 2002, Occidental recorded an after-tax gain of $164 million.
     In November 2004, Lyondell acquired Millennium Chemicals Inc. (Millennium) by issuing additional shares of Lyondell common stock. Under SEC Staff Accounting Bulletin No. 51, Occidental is required to record its share of the increase in Lyondell's net equity resulting from this issuance. The effect of this is an increase of $121 million in the carrying value of Occidental's investment in Lyondell and an increase in Occidental's net income of $77 million after-tax. At December 31, 2004, Occidental owned 41.3 million shares of Lyondell common stock, with a carrying value of $603 million and a fair-market value of $1.2 billion. As a result of the stock issuance, Occidental's ownership percentage of Lyondell has decreased from approximately 22 percent to 17 percent.

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

INDUSTRY OUTLOOK
     Occidental's chemical business improved its profitability in 2004, nearly doubling 2003's earnings levels. The major factors that contributed to this improved performance are the improved U.S. economy and higher demand for major chemical products.
     If operating rates remain at their year-end 2004 levels and the U.S. economy continues to improve, the chemical industry may experience modest price increases in 2005. Improved profitability will depend on the amount of increase in future energy and feedstock costs.
     Construction of LNG terminals on the U.S. Gulf Coast could stabilize natural gas prices at a lower-than-current level and thereby help improve the competitive position of efficient Gulf Coast chemical facilities. However, this construction may not occur in the immediate future.

     Occidental's chemical business is profitable and is expected to remain profitable if the current favorable economic conditions continue. If, however, U.S. manufacturing becomes noncompetitive on a worldwide basis, this could shorten the estimated productive lives of some of Occidental's plants, resulting in higher annual depreciation. Significantly shorter productive lives could also result in asset impairments, including plant closures. It is unlikely that any changes in estimated productive lives would be uniform. While potential impairment charges could have a material impact on the earnings in a discrete period, such changes are unlikely to have a material effect on Occidental's overall financial situation.
     For additional discussion of the possible financial effect of a change to the productive lives of OxyChem's assets, please see the "Critical Accounting Policies and Estimates" section below.

CHLOR-ALKALI
     Industry operating rates are near historical highs. Demand growth is expected to remain moderate, which will put additional strains on manufacturing capacity. Due to the high volatility of caustic soda prices in 2004, the 2004 average price was essentially unchanged from 2003. However, the caustic soda markets tightened in the last half of 2004, which may result in increased prices in 2005 versus 2004.

VINYLS
     Consensus forecasts for 2005 gross domestic product (GDP) growth of 3.6 percent suggest expectations for a strong economy that will favorably affect the vinyls business. Overall, OxyChem expects 2 to 3 percent growth in vinyls demand in North America in 2005. Industry-wide PVC and VCM operating rates are expected to be slightly lower in 2005 as a result of the restart of some idled capacity.
     Chlorovinyls supply constraints, together with high ethylene costs, have created conditions for vinyls price increases early in 2005. PVC resin producers have announced a 2-cents-per-pound increase for January 2005. Despite the restart of some idled capacity, VCM supply is expected to be tight due to maintenance requirements and higher global demand for PVC. Average operating rates for North American VCM producers are expected to exceed 93 percent.

CORPORATE AND OTHER
     Corporate and Other includes the investments in Lyondell and Premcor, Inc., a refining business, and a leased cogeneration facility in Taft, Louisiana. In 2004, Corporate and Other also includes the results of a 1,300-mile oil pipeline and gathering system located in the Permian Basin, which was acquired in January 2004 and is used in corporate-directed oil and gas marketing and trading operations.

SEGMENT RESULTS OF OPERATIONS
     The following discussion of Occidental's two operating segments and corporate items should be read in conjunction with Note 15 to the Consolidated Financial Statements.
     Segment earnings generally exclude interest income, interest expense, unallocated corporate expenses, discontinued operations and the cumulative effect of changes in accounting principles, but include gains and losses from dispositions of segment assets and results from the segments' equity investments.
     Foreign income and other taxes and certain state taxes are included in segment earnings based on their operating results. U.S. federal income taxes are not allocated to segments, except for amounts in lieu thereof that represent the tax effect of operating charges resulting from purchase accounting adjustments, and the tax effects resulting from major, infrequently occurring transactions, such as asset dispositions that relate to segment results.

     The following table sets forth the sales and earnings of each operating segment and corporate items:

SEGMENT OPERATIONS
In millions, except per share amounts

For the years ended December 31,      2004        2003        2002
================================    ========    ========    ========
SALES
Oil and Gas                         $  7,582    $  6,003    $  4,634
Chemical                               3,675       3,092       2,613
Other (a)                                111         145          --
                                    --------    --------    --------
                                    $ 11,368    $  9,240    $  7,247
================================    ========    ========    ========
EARNINGS(LOSS)
Oil and Gas (b, c)                  $  3,544    $  2,664    $  1,707
Chemical (b)                             412         220         304
                                    --------    --------    --------
                                       3,956       2,884       2,011
Unallocated corporate items
   Interest expense, net (d)
     Debt and trust preferred
       distributions                    (240)       (333)       (320)
   Income taxes (e)                     (939)       (666)       (375)
   Other (f)                            (171)       (284)       (135)
                                    --------    --------    --------
Income from continuing
  operations                           2,606       1,601       1,181
Discontinued operations, net             (38)         (6)        (97)
Cumulative effect of changes in
  accounting principles, net              --         (68)        (95)
                                    --------    --------    --------
Net Income                          $  2,568    $  1,527    $    989
                                    ========    ========    ========
Basic Earnings per
  Common Share                      $   6.49    $   3.98    $   2.63
================================    ========    ========    ========

(a) The 2004 amount represents revenue from a Taft, Louisiana cogeneration plant and the Permian Basin pipeline and gathering system. The 2003 amount represents revenue from a Taft, Louisiana cogeneration plant.
(b) Includes U.S. federal tax charge of $6 million related to oil and gas in 2003. Segment earnings in 2002 were affected by $402 million of net credits allocated, comprising $1 million of charges and $403 million of credits in oil and gas and chemical, respectively. The 2002 chemical amount includes a $392 million credit for the sale of the Equistar investment, which resulted in a net gain of $164 million.
(c) The 2004 amount includes interest income of $18 million from loans made to an equity investee.
(d) The 2004 amount includes $17 million of interest charges to redeem or repurchase various debt issues during the year. The 2003 amount includes a $61 million interest charge to repay a $450 million senior note that had 10 years of remaining life, but was subject to remarketing on April 1, 2003. The 2002 amount is net of $21 million of interest income on notes receivable from Altura partners.
(e) The 2004 amount includes $47 million of credits related to tax settlements with the Internal Revenue Service. The 2004 amount also reflects a lower U.S. income tax rate resulting from the crediting of foreign income taxes.
(f) The 2004 amount includes $169 million of corporate equity-method investment income, $59 million of environmental remediation expense and the costs attributable to the cogeneration plant in Taft, Louisiana. The 2003 amount includes $58 million of corporate equity-method investment losses and $63 million of environmental remediation expense. The 2002 amount includes $22 million of preferred distributions to the Altura partners, $23 million of environmental remediation expenses and $25 million of corporate equity-method investment losses.

OIL AND GAS

In millions, except as indicated               2004        2003        2002
=========================================    ========    ========    ========
SEGMENT SALES                                $  7,582    $  6,003    $  4,634
SEGMENT EARNINGS                             $  3,544    $  2,664    $  1,707
CORE EARNINGS (a)                            $  3,544    $  2,664    $  1,707
NET PRODUCTION PER DAY
   UNITED STATES
     Crude oil and liquids (MBBL)
        California                                 78          81          86
        Permian                                   154         150         142
        Horn Mountain                              19          21           1
        Hugoton                                     3           4           3
                                             --------    --------    --------
           Total                                  254         256         232
     Natural Gas (MMCF)
        California                                237         252         286
        Hugoton                                   127         138         148
        Permian                                   130         129         130
        Horn Mountain                              13          13          --
                                             --------    --------    --------
           Total                                  507         532         564
   LATIN AMERICA
     Crude oil & condensate (MBBL)
        Colombia                                   37          37          40
        Ecuador                                    46          25          13
                                             --------    --------    --------
           Total                                   83          62          53
   MIDDLE EAST
     Crude oil & condensate (MBBL)
        Oman                                       13          12          13
        Qatar                                      45          45          42
        Yemen                                      32          35          37
                                             --------    --------    --------
           Total                                   90          92          92
     Natural Gas (MMCF)
        Oman                                       55          --          --
   OTHER EASTERN HEMISPHERE
     Crude oil & condensate (MBBL)
        Pakistan                                    7           9          10
     Natural Gas (MMCF)
        Pakistan                                   75          74          63
BARRELS OF OIL EQUIVALENT (MBOE)
   SUBTOTAL CONSOLIDATED SUBSIDIARIES             540         520         492
     Colombia-minority interest                    (4)         (5)         (5)
     Russia-Occidental net interest                29          30          27
     Yemen-Occidental net interest                  1           2           1
                                             --------    --------    --------
   TOTAL WORLDWIDE PRODUCTION                     566         547         515
                                             ========    ========    ========
AVERAGE SALES PRICES
   CRUDE OIL PRICES ($ per barrel)
     U.S.                                    $  37.72    $  28.74    $  23.47
     Latin America                           $  33.09    $  27.21    $  23.14
     Middle East (b)                         $  34.88    $  27.81    $  24.13
     Other Eastern Hemisphere                $  33.13    $  26.61    $  23.02
     Total consolidated subsidiaries         $  35.95    $  28.18    $  23.56
     Other interests                         $  23.83    $  15.95    $  14.80
     Total worldwide                         $  35.09    $  27.25    $  22.91
   GAS PRICES ($ per thousand cubic feet)
     U.S.                                    $   5.35    $   4.81    $   2.89
     Middle East                             $   0.97    $     --    $     --
     Other Eastern Hemisphere                $   2.25    $   2.04    $   2.08
     Total worldwide                         $   4.56    $   4.45    $   2.81
EXPENSED EXPLORATION (c)                     $    219    $    139    $    176
CAPITAL EXPENDITURES
   Development                               $  1,438    $  1,097    $    897
   Exploration                               $    102    $     43    $     55
   Acquisitions and other (d, e)             $    109    $     97    $     86
-----------------------------------------    --------    --------    --------

(a) For an explanation of core earnings, see "Significant Items Affecting Earnings."
(b) These amounts exclude taxes owed by Occidental but paid by governmental entities on its behalf.
(c) Includes dry hole write-offs and lease impairments of $159 million in 2004, $80 million in 2003 and $96 million in 2002.
(d) Includes capitalized portion of injected CO2 of $54 million, $48 million and $42 million in 2004, 2003 and 2002, respectively.
(e) Includes mineral acquisitions but excludes significant acquisitions individually discussed in this report.

     Core earnings in 2004 were $3.5 billion compared with $2.7 billion in 2003. The increase in core earnings is primarily due to the effect of higher worldwide crude oil and natural gas prices of approximately $1.2 billion and higher crude oil volumes, partially offset by higher operating expenses, higher exploration expense and increased DD&A rates.
     Core earnings in 2003 were $2.7 billion compared with $1.7 billion in 2002. The increase in core earnings primarily reflects the effect of higher crude oil and natural gas prices and higher crude oil volumes, partially offset by lower natural gas volumes, higher DD&A rates and increased costs.
     Average consolidated production costs for 2004 were $6.95 per BOE compared to the average 2003 production cost of $5.91 per BOE.
     Occidental expects first quarter 2005 production to be slightly higher than fourth quarter 2004 production, assuming oil prices remain in a $40 per barrel range. High oil prices affect the volumes for Occidental's PSCs in Oman, Qatar and Yemen and the production-sharing type contract at THUMS. In this current product price range, a $1.00 change in the per barrel price of oil changes production by approximately one thousand barrels per day. Also, see "Production-Sharing Contracts" above.

CHEMICAL

In millions, except as indicated                2004        2003        2002
==========================================    ========    ========    ========
SEGMENT SALES                                 $  3,675    $  3,092    $  2,613
SEGMENT EARNINGS                              $    412    $    220    $    304
CORE EARNINGS (a)                             $    412    $    220    $    140
KEY PRODUCT PRICE INDEXES (1987
    through 1990 average price = 1.0)
   Chlorine                                       2.05        1.72        1.01
   Caustic soda                                   0.84        0.84        0.71
   Ethylene dichloride                            1.56        1.16        1.01
   PVC commodity resins (b)                       1.08        0.89        0.73
KEY PRODUCT VOLUMES
   Chlorine (thousands of tons) (c)              2,892       2,733       2,807
   Caustic soda (thousands of tons)              3,109       2,764       2,717
   Ethylene dichloride (thousands of tons)         458         546         573
   PVC commodity resins
      (millions of pounds)                       4,208       3,954       4,132
CAPITAL EXPENDITURES (d)                      $    155    $    344    $    107
------------------------------------------    --------    --------    --------

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

     Core earnings in 2004 were $412 million compared with $220 million in 2003. The increase in core earnings is primarily due to higher prices for chlorine, EDC, PVC resins and VCM, partially offset by higher ethylene and energy costs.

     Core earnings were $220 million in 2003, compared with $140 million in 2002. The increase in core earnings reflects the impact of higher prices for all major products (PVC, EDC, chlorine and caustic), partially offset by higher energy and ethylene costs.
     Occidental expects first quarter 2005 chemical earnings to be slightly higher than the fourth quarter 2004, assuming industry conditions remain at year-end 2004 levels with current ethylene and energy prices and continued strengthening of caustic soda margin realizations.

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

SIGNIFICANT ITEMS AFFECTING EARNINGS

Benefit (Charge) (in millions)                     2004        2003        2002
=============================================    ========    ========    ========
TOTAL REPORTED EARNINGS                          $  2,568    $  1,527    $    989
=============================================    ========    ========    ========
OIL AND GAS
Segment Earnings                                 $  3,544    $  2,664    $  1,707
  No significant items affecting earnings              --          --          --
                                                 --------    --------    --------
Segment Core Earnings                            $  3,544    $  2,664    $  1,707
---------------------------------------------    --------    --------    --------
CHEMICAL
Segment Earnings                                 $    412    $    220    $    304
Less:
  Gain on sale of Equistar investment (a)              --          --         164
                                                 --------    --------    --------
Segment Core Earnings                            $    412    $    220    $    140
---------------------------------------------    --------    --------    --------
CORPORATE
Results                                          $ (1,388)   $ (1,357)   $ (1,022)
Less:
  Gain on Lyondell stock issuance                     121          --          --
  Trust preferred redemption charge                   (11)         --          --
  Settlement of tax issues                             47          --          --
  Debt repayment fee                                   --         (61)         --
  Changes in accounting principles, net (a)            --         (68)        (95)
  Discontinued operations, net (a)                    (38)         (6)        (97)
  Tax effect of pre-tax adjustments                   (40)         21          --
---------------------------------------------    --------    --------    --------
TOTAL CORE EARNINGS                              $  2,489    $  1,641    $  1,017
=============================================    ========    ========    ========

(a)  These amounts are shown after-tax.


TAXES
     Deferred tax liabilities, net of deferred tax assets of $822 million, were $1.1 billion at December 31, 2004. The current portion of the deferred tax assets of $115 million is included in prepaid expenses and other. The net deferred tax assets are expected to be realized through future operating income and reversal of taxable temporary differences.

WORLDWIDE EFFECTIVE TAX RATE
     The following table sets forth the calculation of the worldwide effective tax rate for reported income from continuing operations and core earnings:

In millions                                   2004        2003        2002
========================================    ========    ========    ========
REPORTED INCOME
Oil and Gas (a)                             $  4,311    $  3,229    $  2,181
Chemical (b)                                     414         223         (99)
Corporate and Other                             (411)       (620)       (468)
                                            --------    --------    --------
   Pre-tax income                              4,314       2,832       1,614
Income tax expense
   Federal and State (b)                         946         673         (39)
   Foreign (included in segments) (a)            762         558         472
                                            --------    --------    --------
Total                                          1,708       1,231         433
                                            --------    --------    --------
Income from continuing operations           $  2,606    $  1,601    $  1,181
                                            --------    --------    --------
Worldwide effective tax rate                     40%         43%         27%
                                            --------    --------    --------
CORE INCOME
Oil and Gas (a)                             $  4,311    $  3,228    $  2,181
Chemical (b)                                     414         224         143
Corporate and Other                             (521)       (559)       (468)
                                            --------    --------    --------
   Pre-tax income                              4,204        2,893      1,856
Income tax expense
   Federal and State (b)                         952         694         367
   Foreign (included in segments) (a)            763         558         472
                                            --------    --------    --------
Total                                          1,715       1,252         839
                                            --------    --------    --------
Core income                                 $  2,489    $  1,641    $  1,017
                                            --------    --------    --------
Worldwide effective tax rate                     41%         43%         45%
----------------------------------------    --------    --------    --------

(a) Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas pre-tax income includes the following revenue amounts for the years ended December 31, 2004, 2003 and 2002, of $525 million, $397 million and $335 million, respectively.
(b) In 2002, the $406 million tax benefit related to the gain on the sale of the Equistar investment has been reclassified to Federal and State income taxes.


     Occidental's 2004 worldwide effective tax rate was 40 percent for reported income and 41 percent for core income. The lower U.S. income tax rate in 2004, compared to 2003, resulted from the crediting of foreign income taxes. Previously, Occidental deducted foreign income taxes in determining U.S. taxable income. An annual tax election permits a taxpayer to claim either a credit or a deduction for foreign income taxes, whichever is more beneficial. Occidental expects to continue its election to credit foreign income taxes in future years. The increase in the federal and state tax rate in 2003, compared to 2002, is due to a $406 million tax benefit in 2002 related to the gain on sale of the Equistar investment.

CONSOLIDATED RESULTS OF OPERATIONS

SELECTED REVENUE ITEMS

In millions                                   2004        2003        2002
========================================    ========    ========    ========
Net sales                                   $ 11,368    $  9,240    $  7,247
Interest, dividends and other income        $    144    $     89    $    143
----------------------------------------    --------    --------    --------

     The increase in sales in 2004, compared to 2003, reflects higher crude oil, natural gas and chemical prices, higher crude oil production and higher chemical volumes, partially offset by lower domestic natural gas production volumes.
     The increase in sales in 2003, compared to 2002, reflects higher crude oil, natural gas and chemical prices and higher crude oil production volumes, partially offset by lower natural gas production volumes.
     Interest, dividends and other income in 2004 includes a $27 million derivative mark-to-market adjustment for stock warrants of an equity investee and interest income of $21 million from loans made to equity investees.
     Interest, dividends and other income in 2002 includes interest income on the notes receivable from the Altura partners of $21 million. Occidental exercised an option in May 2002 to redeem the sellers' remaining partnership interests in exchange for the notes receivable.

SELECTED EXPENSE ITEMS

In millions                                   2004        2003        2002
========================================    ========    ========    ========
Cost of sales (a)                           $  4,509    $  3,897    $  3,299
Selling, general and administrative
   and other operating expenses             $  1,008    $    852    $    646
Depreciation, depletion and
   amortization                             $  1,303    $  1,175    $  1,009
Exploration expense                         $    219    $    139    $    176
Interest and debt expense, net              $    260    $    332    $    295
----------------------------------------    --------    --------    --------

(a) Excludes depreciation, depletion and amortization of $1,263 million in 2004, $1,137 million in 2003 and $978 million in 2002.

     Cost of sales increased in 2004, compared to 2003, due primarily to higher oil and gas production volumes and other operating costs, higher energy and feedstock costs and higher crude oil volumes.
     Cost of sales increased in 2003, compared to 2002, due mainly to oil volume increases and higher operating and production costs in the oil and gas segment and higher energy and feedstock costs in the chemical segment. The 2003 amount also includes $156 million for the costs of operating a cogeneration facility.
     Selling, general and administrative and other operating expenses increased in 2004, compared to 2003, mainly due to higher general and administrative costs for corporate infrastructure and general support areas and higher oil and gas costs, including higher production-related taxes and other operating costs.
     Selling, general and administrative and other operating expenses increased in 2003 compared with 2002. The increases were in several areas. General and administrative costs increased in both oil and gas and corporate infrastructure and general support areas. In addition, nonoperating costs were higher in international operations, mainly Latin America. Higher oil and gas production taxes reflected the overall increase in worldwide production. Also, additional expense resulted from adoption of the asset retirement obligation accounting standard in 2003.
     The increase in depreciation, depletion and amortization (DD&A) in 2004, compared to 2003, and 2003, compared to 2002, was due to the increase in oil and gas production from the prior year and a higher DD&A rate.
     The increase in exploration expense in 2004, compared to 2003, was due mostly to higher dry hole write-offs and impairment costs in California and the Other Eastern Hemisphere region.
     The decrease in exploration expense in 2003, compared to 2002, was due mostly to lower dry hole write-offs and impairment costs and lower seismic, geological and geophysical costs in 2003.
     Interest and debt expense in 2004 and 2003 included pre-tax debt repayment charges of $17 million and $61 million, respectively. Excluding the effects of these debt repayment charges, interest and debt expense decreased in 2004, compared to 2003, and in 2003, compared to 2002, due primarily to lower average debt levels. In addition, since Occidental adopted Statement of Financial Accounting Standards (SFAS) No. 150 in July 2003, the 2003 interest expense amount includes six months of interest that had been classified as distributions on trust preferred securities prior to the adoption.

OTHER ITEMS

In millions                                   2004        2003        2002
========================================    ========    ========    ========
Provision for income taxes                  $  1,708    $  1,231    $    433
(Income) loss from equity investments       $   (113)   $      9    $    261
Gain on Lyondell stock issuance             $   (121)   $     --    $     --
----------------------------------------    --------    --------    --------

     The increase in the provision for income taxes in 2004, compared to 2003, was primarily due to an increase in income before taxes, partially offset by the use of a lower tax rate in 2004 resulting from the crediting of foreign income taxes. See the "Taxes" section above for further information.
     The increase in the provision for income taxes in 2003, compared to 2002, reflected an increase in income before taxes. In addition, the 2002 provision for income taxes includes an income tax benefit of $406 million for the sale of the Equistar investment.
     The increase in the income from equity investments in 2004, compared to results reported in 2003, was mostly attributable to improved results from Lyondell and higher income from a Russian oil and gas affiliate.
     The 2002 loss from equity investments includes a pre-tax loss of $242 million from the sale of the Equistar investment in August 2002.
     The gain on Lyondell stock issuance in 2004 represents Occidental's share of the increase in Lyondell's net equity resulting from Lyondell's issuance of stock to purchase Millennium.

CONSOLIDATED ANALYSIS OF FINANCIAL POSITION

     The changes in the following components of Occidental's balance sheet are discussed below:

SELECTED BALANCE SHEET COMPONENTS

In millions                                                  2004        2003
=======================================================    ========    ========
CURRENT ASSETS
   Cash and cash equivalents                               $  1,449    $    683
   Trade receivables, net                                     1,882         795
   Receivables from joint ventures, partnerships
     and other                                                  353         350
   Inventories                                                  545         489
   Prepaid expenses and other                                   166         127
   Assets held for sale                                          36          58
                                                           --------    --------
   TOTAL CURRENT ASSETS                                    $  4,431    $  2,502
                                                           --------    --------
Investments in unconsolidated subsidiaries                 $  1,727    $  1,155
Property, plant and equipment, net                         $ 14,633    $ 13,984
Other assets                                               $    361    $    263
CURRENT LIABILITIES
   Current maturities of long-term debt and capital
     lease liabilities                                     $    459    $     23
   Accounts payable                                           1,557         906
   Accrued liabilities                                        1,013         874
   Dividends payable                                            110         101
   Domestic and foreign income taxes                            263         163
   Trust preferred securities                                    --         453
   Liabilities held for sale                                     21           6
                                                           --------    --------
   TOTAL CURRENT LIABILITIES                               $  3,423    $  2,526
                                                           --------    --------
Trust preferred securities - current                       $     --    $    453
Long-term debt, net                                        $  3,345    $  3,993
Deferred credits and other liabilities                     $  3,746    $  3,408
Stockholders' equity                                       $ 10,550    $  7,929
-------------------------------------------------------    --------    --------

ASSETS
     The higher balance in cash and cash equivalents at December 31, 2004, compared to December 31, 2003, reflects the buildup of cash, primarily as a result of higher oil and gas prices, which is expected to be used for operating needs, capital expenditures and potential acquisitions. The higher balance in trade receivables at December 31, 2004, compared to December 31, 2003, reflects higher product prices and crude oil sales volumes during the fourth quarter 2004 versus 2003. In addition, in June 2004, Occidental discontinued the sale of interests in its outstanding receivables balance which had the effect of increasing receivables by $360 million compared to December 31, 2003. The increase in inventories at December 31, 2004, compared to December 31, 2003, is primarily due to higher oil and gas marketing and trading inventory due to higher prices and volumes during the fourth quarter 2004 versus 2003.
     The higher balance in the investments in unconsolidated entities at December 31, 2004, compared to December 31, 2003, reflects a note receivable issued to Elk Hills Power, a gain from Lyondell's stock issuance and mark-to-market increases in the available-for-sale Premcor investment. The increase in the net balance in property, plant and equipment reflects capital expenditures and acquisitions, partially offset by certain asset retirements and DD&A expense. The higher balance in other assets at December 31, 2004, compared to 2003, was mainly due to higher long-term prepaid pension costs and the oil inventory line fill from the Permian Basin pipeline and gathering system acquisition in early 2004.

LIABILITIES AND STOCKHOLDERS' EQUITY
     The increase in current maturities of long-term debt and capital lease liabilities at December 31, 2004, compared to December 31, 2003, reflects the expected March 2005 redemption of the 7.65-percent senior notes, which were included in long-term debt in 2003. The higher balance in accounts payable at December 31, 2004, compared to December 31, 2003, mainly reflects higher prices and volumes for purchased oil and gas in Occidental's marketing and trading operations. The increase in accrued liabilities at December 31, 2004, compared to December 31, 2003, is primarily due to higher mark-to-market adjustments on derivative financial instruments, and higher accrued payroll amounts. The increase in domestic and foreign income taxes-current at December 31, 2004, compared to December 31, 2003, reflects additional taxes payable due to higher income before taxes. The decrease in trust preferred securities-current at December 31, 2004, compared to December 31, 2003, reflects the redemption of all the trust preferred securities in early 2004.
     The decrease in long-term debt at December 31, 2004, compared to December 31, 2003, reflects the redemption or repurchase of various debt issues during the year. It also reflects the reclassification of the 7.65-percent senior notes that will be redeemed in March 2005, which were classified as long-term debt in 2003 and are now classified as a current liability in 2004. Deferred credits and other liabilities includes deferred income taxes, deferred compensation, other post-retirement benefits, environmental remediation reserves, asset retirement obligations and other deferred items. The increase in this account at December 31, 2004, compared to December 31, 2003, is due mainly to higher deferred federal income tax, an increase in the asset retirement obligation, an increase in deferred compensation and a long-term payable related to the Colombia contract extension signed in 2004.
     The increase in stockholders' equity at December 31, 2004, compared to December 31, 2003, reflects higher net income and the issuance of new stock related to options exercised, partially offset by dividends on common stock.

LIQUIDITY AND CAPITAL RESOURCES
FINANCING ACTIVITY
     During 2004, Occidental strengthened its liquidity position, generating approximately $3.9 billion in cash from operations. At December 31, 2004, Occidental had approximately $1.4 billion in cash on hand, an increase of $766 million from 2003. Although its income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements, dividend payments and potential acquisitions. If needed, Occidental could access its existing credit facilities.

     Available but unused lines of committed bank credit totaled approximately $1.5 billion at December 31, 2004. Occidental's $1.5 billion bank credit matures on June 18, 2009. None of Occidental's committed bank credits contain material adverse change (MAC) clauses or debt rating triggers that could restrict Occidental's ability to borrow under these lines. Occidental's credit facilities and debt agreements do not contain ratings triggers that could terminate bank commitments or accelerate debt in the event of a ratings downgrade.
     At December 31, 2004, under the most restrictive covenants of certain financing agreements, Occidental's capacity for additional unsecured borrowing was approximately $22.7 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental's capital stock was approximately $8.4 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.
     In January 2004, Occidental redeemed all of its outstanding 8.16 percent Trust Preferred Redeemable Securities (trust preferred securities) at par plus accrued interest, resulting in a decrease in current liabilities of $453 million. In the third quarter of 2004, Occidental redeemed all of its 6.5-percent senior notes, which reduced long-term debt by approximately $157 million.
     In July 2004, Dolphin Energy, the operator of the Dolphin Project, entered into an agreement with banks to provide a $1.36 billion bridge loan for the Dolphin Project. The loan has a term of five years and is a revolving credit facility for the first two years. Occidental guaranteed 24.5 percent of the obligations of Dolphin Energy under the bank agreement. As part of the financing, a subsidiary of Occidental that is an upstream participant in the Dolphin Project entered into an on-loan agreement with Dolphin Energy to borrow up to $245 million from the proceeds of loans under the facility agreement for its share of upstream costs. At December 31, 2004, approximately $63 million had been borrowed under this agreement.
     In 2003, Occidental recorded a pre-tax interest charge of $61 million to repay a $450 million 6.4-percent senior notes issue that had ten years of remaining life, but was subject to remarketing on April 1, 2003. Occidental refinanced $300 million of this amount and paid the remaining $150 million out of existing cash.
     In 2002, Occidental filed a shelf registration statement for up to $1 billion of various securities, including senior debt securities. In November 2002, Occidental issued $175 million of 4-percent Medium-Term Senior Notes, Series C, and $75 million of 4.101-percent Medium-Term Senior Notes, Series C, due 2007 for general corporate purposes. In March 2003, Occidental issued $300 million of 4.25-percent Medium-Term Senior Notes and used the proceeds to refinance a portion of the $450 million of senior notes discussed above. Occidental has $450 million of capacity remaining under the shelf registration.
     On February 24, 2005, Occidental gave notice that it will redeem, out of existing cash on hand, all of its outstanding $450,000,000 7.65-percent senior notes due 2006 on March 28, 2005.


CASH FLOW ANALYSIS

In millions                              2004        2003        2002
===================================    ========    ========    ========
Net cash provided by operating
   activities                          $  3,878    $  3,074    $  2,100
-----------------------------------    --------    --------    --------

     The significant increase in operating cash flow in 2004, compared to 2003, resulted from several factors. The most important drivers were the significantly higher oil and natural gas prices and, to a much lesser extent, chemical prices. Although the changes in realized prices varied among the regions in which Occidental operates, in 2004, Occidental's realized oil prices were higher overall by 29 percent. Occidental's realized natural gas price increased over 11 percent in the U.S., where approximately 80 percent of Occidental's natural gas was produced in 2004. Oil and gas worldwide production, on a BOE basis, increased for 2004 overall by over 3 percent on a daily basis, as compared with 2003, which also contributed to increased cash flow. Crude oil production was higher in Latin America, while natural gas production was higher in the Middle East and lower in the U.S. for 2004.
     Increases in sales prices realized for Occidental's major chemical product lines ranged from zero to 34 percent, compared to 2003. Chemical prices increased in 2004 at a higher rate than the energy-driven increase in feedstock and power costs, thereby improving profits and cash flow. The overall impact of the chemical price changes on cash flow was much less than for oil and gas price changes, not only because the chemical segment earnings and cash flow are significantly smaller than those for the oil and gas segment, but also because of increases in energy price-driven feedstock and electric power costs, which are major elements of manufacturing cost for the chemical segment's products. Sales volumes for chemical products generally were higher in 2004, but this did not have a significant effect on Occidental's earnings and cash flow.
     Increases in the costs of producing oil and gas, such as purchased goods and services, particularly materials and oil field services, partially offset oil and gas sales price increases, but such cost increases had a much lower effect on cash flow than the realized price increases. Other cost elements, such as labor costs and overheads, are not significant drivers of cash flow because they are mainly fixed within a narrow range over the short to intermediate term.
     The significant increase in operating cash flow in 2003, compared to 2002, resulted from the significantly higher oil and gas prices and, to a much lesser extent, chemical prices. In 2003, Occidental's realized oil prices were higher overall by 19 percent and realized natural gas prices overall were up 58 percent. Oil and gas worldwide production, on a BOE basis, increased for 2003 overall by approximately 6 percent on a daily basis, as compared with 2002, which also contributed to increased cash flow. Crude oil production was higher overall in the U.S. and Latin America, while natural gas production was lower in the U.S. for 2003.

     Sales prices realized for Occidental's major chemical product lines ranged from 15 percent to 70 percent higher in 2003, compared to 2002. Chemical prices in 2003 also improved at a higher rate than feedstock and power costs increases, thus improving profits and cash flow. The overall effect of chemical price changes on cash flow was much less than for oil and gas price changes. Sales volumes for chemical products generally were lower in 2003, but this did not have a significant effect on Occidental's earnings and cash flow.
     Increases in the costs of production partially offset sales price increases, but such cost increases had a much lower effect on cash flow than the realized price increases.
     Non-cash charges in 2004 include deferred compensation, stock incentive plan amortization, environmental remediation accruals and a chemical asset writedown. Non-cash charges in 2003 include deferred compensation, stock incentive plan amortization and environmental remediation accruals. Non-cash charges in 2002 include environmental remediation accruals and the asset writedown for two chemical facilities. 2002 also includes charges for employee benefit plans and other items.

In millions                                   2004        2003        2002
========================================    ========    ========    ========
Net cash used by investing activities       $ (2,288)   $ (2,021)   $ (1,696)
----------------------------------------    --------    --------    --------

     The 2004 amount includes the purchase of a pipeline and gathering system in the Permian Basin and a $204 million advance to the Elk Hills Power LLC (EHP) equity investment, which EHP used to repay a portion of its debt.
     The 2003 amount includes several Permian Basin acquisitions totaling $317 million.
     The 2002 amount includes approximately $250 million for the purchase of
24.5 percent of the stock of Dolphin Energy and $60 million for the purchase of a 24.5 percent undivided interest in the DPSA related to the Dolphin Project, plus $39 million for historical costs.
     Also, see the "Capital Expenditures" section below.

In millions                                   2004        2003        2002
========================================    ========    ========    ========
Net cash used by financing activities       $   (824)   $   (516)   $   (456)
----------------------------------------    --------    --------    --------

     The 2004 amount includes $466 million paid to redeem the trust preferred securities in January 2004 and $159 million paid to redeem Occidental's 6.5-percent senior notes.
     The 2003 amount includes net debt repayments of $334 million.
     The 2002 amount reflects the net $179 million buyout of the natural gas delivery commitment and $72 million of net proceeds from the issuance of a subsidiary's preferred stock.
     Occidental paid common stock dividends of $424 million in 2004, $392 million in 2003 and $375 million in 2002.


CAPITAL EXPENDITURES

In millions                                   2004        2003        2002
========================================    ========    ========    ========
Oil and Gas                                 $  1,649    $  1,237    $  1,038
Chemical (a)                                     155         344         107
Corporate and Other                               39          19          89
                                            --------    --------    --------
TOTAL                                       $  1,843    $  1,600    $  1,234
========================================    ========    ========    ========

(a) The 2003 amount includes $180 million for the purchase of a previously leased facility in LaPorte, Texas and $44 million related to the exercise of purchase options for certain leased railcars.

     Occidental's capital spending estimate for 2005 is approximately $1.9 billion. A majority of the capital spending will be allocated to oil and gas, with the main focus on the Dolphin Project gas exploration and development activity, Qatar, Elk Hills and the Permian Basin. In addition, Occidental expects to make a further equity investment of about $200 million in Dolphin Energy.
     Commitments at December 31, 2004, for major capital expenditures during 2005 and thereafter were approximately $740 million. Occidental will fund these commitments and capital expenditures with cash from operations and, as needed, with proceeds from existing credit facilities.

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

DOLPHIN PROJECT
     In July 2004, Dolphin Energy entered into an agreement with banks to provide a $1.36 billion bridge loan for the Dolphin Project. Occidental guaranteed 24.5 percent of the obligations of Dolphin Energy under this bank agreement. See "Oil and Gas Segment -- Business Review -- Middle East -- Dolphin Project" and "Liquidity and Capital Resources -- Financing Activity" for further information.

ECUADOR
     In Ecuador, Occidental has a 14-percent interest in the OCP oil export pipeline. In the second half of 2003, the increased production from the Eden-Yuturi oil field in the southeastern corner of Block 15 coincided with the completion of the pipeline. As of December 31, 2004, Occidental contributed and advanced a total of $78 million to the project. Occidental reports this investment in its consolidated statements using the equity method of accounting.

     The project was funded in part by senior project debt. The senior project debt is to be repaid with the proceeds of ship-or-pay tariffs of certain upstream producers in Ecuador, including Occidental. Under their ship-or-pay commitments, Occidental and the other upstream producers have each assumed their respective share of project-specific risks, including operating risk, political risk and force-majeure risk. Occidental would be required to make an advance tariff payment in the event of prolonged force majeure, upstream expropriation events, bankruptcy of the pipeline company or its parent company, abandonment of the project, termination of an investment guarantee agreement with Ecuador, or certain defaults by Occidental. This advance tariff would be used by the pipeline company to service or prepay project debt. At December 31, 2004, Occidental's obligation relating to the pipeline company's senior project debt totaled $104 million, and Occidental's obligations relating to performance bonds totaled $14 million. Occidental's overall obligations will decrease with the reduction of the pipeline company's senior project debt.

RECEIVABLES SALE PROGRAM
     Occidental has an agreement in place to sell, under a revolving sale program, an undivided interest in a designated pool of trade receivables. This program is used by Occidental as a low-cost source of working capital funding. The balance of receivables sold at December 31, 2004 and 2003 was zero and $360 million, respectively. The 2003 amount is not included in the debt and related trade receivables accounts, respectively, on Occidental's consolidated balance sheet. Receivables must meet certain criteria to qualify for the program.
     Under this program, Occidental serves as the collection agent with respect to the receivables sold. An interest in new receivables is sold as collections are made from customers. Fees and expenses under this program are included in selling, general and administrative and other operating expenses. The fair value of any retained interests in the receivables sold is not material. The buyers of the receivables are protected against significant risk of loss on their purchase of receivables. Occidental provides for allowances for any doubtful receivables based on its periodic evaluation of such receivables. The provisions for such receivables were not material in the years ended December 31, 2004, 2003 and 2002.
     Although Occidental has not sold any receivables under this program since June 2004, the program has not been terminated. However, the program can terminate upon the occurrence of certain events, which generally are under Occidental's control or relate to bankruptcy.

LEASES
     Occidental has entered into various operating-lease agreements, mainly for railcars, power plants, manufacturing facilities and office space. The leased assets are used in Occidental's operations where leasing offers advantages of greater operating flexibility and usually costs less than alternative methods of funding that were available at the time financing decisions were made. Lease payments are expensed mainly as cost of sales. See contractual obligation table below.

GUARANTEES
     Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC and/or its subsidiaries and affiliates will meet their various obligations (guarantees).
     At December 31, 2004, the notional amount of the guarantees was approximately $500 million. Of this amount, approximately $400 million relates to Occidental's guarantee of equity investees' debt and other commitments. The debt guarantees and other commitments primarily relate to the Dolphin Energy equity investment and the investment in the Ecuador OCP pipeline, which are discussed above. The remaining $100 million relates to various indemnities and guarantees provided to third parties.

CONTRACTUAL OBLIGATIONS
     The table below summarizes and cross-references certain contractual obligations that are reflected in the Consolidated Balance Sheets and/or disclosed in the accompanying Notes.

                                                        Payments Due by Year
                                         -------------------------------------------------
                                                         2006         2008         2010
Contractual                                               to           to           and
Obligations (in millions)      Total        2005         2007         2009      thereafter
=========================   ==========   ==========   ==========   ==========   ==========
CONSOLIDATED
 BALANCE SHEET
   Long-term debt
     (Note 6) (a)           $    3,766   $      450   $      581   $      744   $    1,991
   Capital leases
     (Note 7)                       34            1            2            2           29
   Other long-term
     liabilities (b)               775           81          227          126          341
OTHER OBLIGATIONS
   Operating leases
     (Note 7) (c)                1,299          118          189          150          842
   Purchase
     obligations (d, e)          4,585        3,005          449          273          858
                            ----------   ----------   ----------   ----------   ----------
TOTAL                       $   10,459   $    3,655   $    1,448   $    1,295   $    4,061
=========================   ==========   ==========   ==========   ==========   ==========

(a) Excludes fair value hedge mark-to-market adjustments and unamortized debt discounts.
(b) Includes obligations under postretirement benefit and deferred compensation plans.
(c)  Amounts have not been reduced for sublease rental income.
(d) Includes long-term purchase contracts and purchase orders and contracts for goods and services used in manufacturing and producing operations in the normal course of business. Some of these arrangements involve take-or-pay commitments but they do not represent debt obligations. Due to their long-term nature, purchase contracts with terms greater than 5 years are discounted using a 6-percent discount rate.
(e) Amounts do not include purchase obligations related to oil and gas marketing and trading activities where an offsetting sales position exists.

LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS
     OPC and certain of its subsidiaries have been named in a substantial number of lawsuits, claims and other legal proceedings. These actions seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses; or injunctive or declaratory relief. OPC and certain of its subsidiaries also have been named in proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar federal, state, local and foreign environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies. With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.
     During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 1997 are closed for U.S. federal income tax purposes. Taxable years 1997 through 2003 are in various stages of audit by the Internal Revenue Service. Disputes arise during the course of such audits as to facts and matters of law. Occidental has been in continuing tax audit settlement discussions with the Internal Revenue Service on issues related to foreign tax credits and various domestic income issues for the 1997 to 2000 audit years. Occidental believes that it is reasonably possible that substantive issues for taxable years 1997 to 2000 could be favorably resolved during 2005 and that such resolutions, if they occur, could have a positive and material effect on its results of operations and its financial condition, however, Occidental believes such resolutions will not have a significant cash effect.
     Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling services, electrical power, steam and certain chemical raw materials. See Note 9 of the audited financial statements for further discussion.
     Occidental has certain other commitments under contracts, guarantees and joint ventures, and certain other contingent liabilities. Many of these commitments, although not fixed or determinable, involve capital expenditures and are part of the $1.9 billion capital expenditures estimated for 2005.
     Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2004, Occidental is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.
     It is impossible at this time to determine the ultimate liabilities that OPC and its subsidiaries may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. If these matters were to be ultimately resolved unfavorably at amounts substantially exceeding Occidental's reserves, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon Occidental's consolidated financial position or results of operations. However, after taking into account reserves, management does not expect the ultimate resolution of any of these matters to have a material adverse effect upon Occidental's consolidated financial position or results of operations.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES
     Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Foreign operations also are subject to environmental protection laws. Costs associated with environmental compliance have increased over time and are expected to rise in the future. Environmental expenditures related to current operations are factored into the overall business planning process and are considered an integral part of production in manufacturing quality products responsive to market demand.

ENVIRONMENTAL REMEDIATION
     The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other domestic and foreign remediation sites, including Occidental facilities and previously owned sites. Also, OPC and certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites including, in some instances, having been named in proceedings under CERCLA and similar federal, state and local environmental laws. These proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties.
     Occidental manages its environmental remediation efforts through a wholly owned subsidiary, Glenn Springs Holdings, Inc., which reports its results directly to Occidental's corporate management.
     The following table presents Occidental's environmental remediation reserves at December 31, 2004, 2003 and 2002 grouped by three categories of environmental remediation sites:

$ amounts in millions          2004              2003              2002
======================   ===============   ===============   ===============
                          # OF   RESERVE    # of   Reserve    # of   Reserve
                         SITES   BALANCE   Sites   Balance   Sites   Balance
                         -----   -------   -----   -------   -----   -------
CERCLA &
  equivalent sites         125   $   239     131   $   240     124   $   284
Active facilities           16        75      13        79      14        46
Closed or sold
  facilities                39        61      39        53      44        63
                         -----   -------   -----   -------   -----   -------
TOTAL                      180   $   375     183   $   372     182   $   393
======================   =====   =======   =====   =======   =====   =======

     The following table shows environmental reserve activity for the past three years:

In millions                         2004        2003        2002
==============================    ========    ========    ========
Balance - Beginning of Year       $    372    $    393    $    454
  Increases to provision
    including interest                  60          64          25
    accretion
  Changes from acquisitions              6          --          --
  Payments                             (63)        (83)        (84)
  Other                                 --          (2)         (2)
                                  --------    --------    --------
Balance - End of Year             $    375    $    372    $    393
==============================    ========    ========    ========

     Occidental expects to expend funds equivalent to about half of the current environmental reserve over the next three years and the balance over the next ten or more years. Occidental expects that it may continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $375 million beyond the amount accrued.

     For management's opinion, refer to the "Lawsuits, Claims, Commitments, Contingencies and Related Matters" section above.

CERCLA AND EQUIVALENT SITES
     At December 31, 2004, OPC or certain of its subsidiaries have been named in 125 CERCLA or state equivalent proceedings, as shown below.

                                                         Reserve
Description ($ amounts in millions)     # of Sites       Balance
===================================     ==========     ==========
Minimal/No exposure (a)                        101     $        6
Reserves between $1-10 MM                       17             64
Reserves over $10 MM                             7            169
                                        ----------     ----------
TOTAL                                          125     $      239
===================================     ==========     ==========

(a) Includes 27 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 54 sites where Occidental's reserves are less than $50,000 each, and 13 sites where reserves are between $50,000 and $1 million each.

     The seven sites with individual reserves over $10 million in 2004 are a former copper mining and smelting operation in Tennessee, two closed landfills in Western New York, groundwater treatment facilities at three currently closed or formerly owned chemical plants (Montague, Michigan, Western New York and Tacoma, Washington) and replacement of a municipal drinking water treatment plant in Western New York.

ACTIVE FACILITIES
     Certain subsidiaries of OPC are currently addressing releases of substances from past operations at 16 active facilities. Four facilities -- certain oil and gas properties in the southwestern United States, a chemical plant in Louisiana, a chemical plant in Texas, and a phosphorous recovery operation in Tennessee -- account for 75 percent of the reserves associated with these facilities.


CLOSED OR SOLD FACILITIES
     There are 39 sites formerly owned or operated by certain subsidiaries of OPC that have ongoing environmental remediation requirements in which Occidental or its subsidiaries are involved. Three sites account for 62 percent of the reserves associated with this group. The three sites are: an active refinery in Louisiana where Occidental indemnifies the current owner and operator for certain remedial actions, a water treatment facility at a former coal mine in Pennsylvania, and a former OxyChem chemical plant in Ohio operated by new ownership.

ENVIRONMENTAL COSTS
     Occidental's costs, some of which may include estimates, relating to compliance with environmental laws and regulations, are shown below for each segment:

In millions                         2004        2003        2002
==============================    ========    ========    ========
OPERATING EXPENSES
   Oil and Gas                    $     54    $     40    $     32
   Chemical                             59          55          54
                                  --------    --------    --------
                                  $    113    $     95    $     86
                                  ========    ========    ========
CAPITAL EXPENDITURES
   Oil and Gas                    $     48    $     98    $     70
   Chemical                             12          15          16
                                  --------    --------    --------
                                  $     60    $    113    $     86
                                  ========    ========    ========
REMEDIATION EXPENSES
   Corporate                      $     59    $     63    $     23
==============================    ========    ========    ========

     Operating expenses are incurred on a continual basis. Capital expenditures relate to longer-lived improvements in currently operating facilities. Remediation expenses relate to existing conditions caused by past operations and do not contribute to current or future revenue generation. Although total costs may vary in any one year, over the long term, segment operating and capital expenditures for environmental compliance generally are expected to increase.
     Occidental presently estimates that capital expenditures for environmental compliance will be approximately $65 million for 2005 and $80 million for 2006.

FOREIGN INVESTMENTS
     Portions of Occidental's assets outside North America are exposed to political and economic risks. Occidental conducts its financial affairs so as to mitigate its exposure against those risks. At December 31, 2004, the carrying value of Occidental's assets in countries outside North America aggregated approximately $4.1 billion, or approximately 19 percent of Occidental's total assets at that date. Of such assets, approximately $2.9 billion are located in the Middle East, approximately $972 million are located in Latin America, and substantially all of the remainder are located in Pakistan. For the year ended December 31, 2004, net sales outside North America totaled $3.1 billion, or approximately 27 percent of total net sales.

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

OIL AND GAS PROPERTIES
     Occidental uses the successful efforts method to account for its oil and gas properties. Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Occidental's practice is to expense the costs of such exploratory wells if a determination of proved reserves has not been made within a twelve-month period after drilling is complete. Occidental has no oil and gas reserves for which the determination of commercial viability is subject to the completion of major additional capital expenditures. Annual lease rentals, exploration costs, geological, geophysical and seismic costs are expensed as incurred.
     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids (NGLs) that geological and engineering data demonstrate with reasonable certainty can be recovered in future years from known reservoirs under existing economic and operating conditions considering future production and development costs. There are several factors that could change Occidental's recorded oil and gas reserves. Occidental receives a share of production from PSCs to recover its costs and an additional share for profit. Occidental's share of production from these contracts decreases when oil prices rise and increases when oil prices decline. Overall, Occidental's net economic benefit from these contracts is greater at higher oil prices. In other contractual arrangements, sustained lower product prices may lead to a situation where production of proved reserves becomes uneconomical. Estimation of future production and development costs is also subject to change partially due to factors beyond Occidental's control, such as energy costs and inflation or deflation of oil field service costs. These factors, in turn, could lead to a reduction in the quantity of recorded proved reserves. PSCs also affect reserves. As prices increase, Occidental's share of proved recorded reserves decreases while a decrease in price causes recorded proved reserves to increase. See the "Oil and Gas Segment -- Proved Reserves Additions" section above for further information. An additional factor that could result in a change of proved reserves is the reservoir decline rates being different from those assumed when the reserves were initially recorded. Overall, Occidental's revisions to proved reserves were positive for 2004, 2003 and 2002 and amounted to less than 2 percent of the total reserves for each year. Additionally, Occidental is required to perform impairment tests pursuant to SFAS No. 144 generally when prices decline and/or reserve estimates change significantly. There have been no impairments of reserves over the past three years.
     Depreciation and depletion of oil and gas producing properties is determined by the unit-of-production method and could change with revisions to estimated proved recoverable reserves. The change in the depreciation and depletion rate over the past three years due to revisions of previous reserve estimates has been immaterial.
     If Occidental's consolidated oil and gas reserves were to change based on the factors mentioned above, the most significant impact would be on the depreciation and depletion rate. For example, a 5-percent increase in the amount of consolidated oil and gas reserves would change the rate from $5.25 per barrel to $4.99 per barrel, which would increase pre-tax income by $52 million annually. A 5-percent decrease in the oil and gas reserves would change the rate from $5.25 per barrel to $5.52 per barrel and would result in a decrease in pre-tax income of $52 million annually.
     A portion of the carrying value of Occidental's oil and gas properties is attributable to unproved properties. At December 31, 2004, the costs attributable to unproved properties were approximately $500 million. These costs are not currently being depreciated or depleted. As exploration and development work progresses and the reserves on these properties are proven, capitalized costs attributable to the properties will be subject to depreciation and depletion. If the exploration and development work were to be unsuccessful, the capitalized costs of the properties related to this unsuccessful work would be expensed in the year in which the determination was made. The timing of any writedowns of these unproven properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results. Occidental believes its exploration and development efforts will allow it to realize the unproved property balance.

CHEMICAL ASSETS
     The most critical accounting policy affecting Occidental's chemical assets is the determination of the estimated useful lives of its property, plant and equipment. Occidental's chemical plants are depreciated using either the unit-of-production or straight-line method based upon the estimated useful life of the facilities. The estimated useful lives of Occidental's chemical assets, which range from 3 years to 50 years, are used to compute depreciation expense and are also used for impairment tests. The estimated useful lives used for the chemical facilities are based on the assumption that Occidental will provide an appropriate level of annual expenditures to ensure productive capacity is sustained. Without these continued expenditures, the useful lives of these plants could significantly decrease. Other factors that could change the estimated useful lives of Occidental's chemical plants include higher or lower product prices, which are particularly affected by both domestic and foreign competition, feedstock costs, energy prices, environmental regulations, competition and technological changes.
     Occidental is required to perform impairment tests on its assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management's plans change with respect to those assets. Under the provisions of SFAS No. 144, Occidental must compare the undiscounted future cash flows of an asset to its carrying value. The key factors that could significantly affect future cash flows are future product prices, which are particularly affected by both domestic and foreign competition, feedstock costs, energy costs, significantly increased regulation and remaining estimated useful life.
     Due to a temporary decrease in demand for some of its products, Occidental temporarily idled an EDC plant in June 2001 and a chlor-alkali plant in December 2001. These idle facilities will be reactivated upon strengthening in overall economic conditions that leads to sustained improved demand and higher margins for caustic soda. Management expects that these plants will become operational in the future. The net book value of these plants was $113 million at December 31, 2004. Based on year-end value, the chlor-alkali plant that closed on December 1, 2001 has a 24-percent minority interest of $22 million. These facilities are periodically tested for impairment and, based on the results, no impairment is deemed necessary at this time. Occidental continues to depreciate these facilities based on their remaining estimated useful lives.
     Over the prior three years, the change in the depreciation rate due to changes in estimated useful lives has been immaterial.
     Occidental's net property, plant and equipment for chemicals is approximately $2.4 billion and its depreciation expense for 2005 is expected to be approximately $225 million. If the estimated useful lives of Occidental's chemical plants were to decrease based on the factors mentioned above, the most significant impact would be on depreciation expense. For example, a reduction in the remaining useful lives of 20 percent would increase depreciation and reduce pre-tax earnings by approximately $55 million per year.


ENVIRONMENTAL LIABILITIES AND EXPENDITURES
     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Reserves for estimated costs that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. The environmental reserves are based on management's estimate of the most likely cost to be incurred and are reviewed periodically and adjusted as additional or new information becomes available. Environmental reserves are recorded on a discounted basis only when a reserve is initially established and the aggregate amount of the estimated costs for a specific site and the timing of cash payments are reliably determinable. The reserve methodology for a specific site is not modified once it has been established. Recoveries and reimbursements are recorded in income when receipt is probable. For the years ended December 31, 2004 and 2003, Occidental has not accrued any reimbursements or indemnification recoveries for environmental remediation matters as assets.
     Many factors could result in changes to Occidental's environmental reserves and reasonably possible range of loss. The most significant are:

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

>> Improved remediation technology might decrease the cost of remediation. In particular, for groundwater remediation sites with projected long-term operation and maintenance, the development of more effective treatment technology, or acceptance of alternative and more cost-effective treatment methodologies such as bioremediation, could significantly affect remediation costs.

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

     In all three of these categories, Occidental records as a reserve its expected net cost of remedial activities, as adjusted by recognition for any nonperforming parties.
     In addition to the costs of investigating and implementing remedial measures, which often take in excess of ten years at CERCLA sites, Occidental's reserves include management's estimates of the cost of operation and maintenance of remedial systems. To the extent that the remedial systems are modified over time in response to significant changes in site-specific data, laws, regulations, technologies or engineering estimates, Occidental reviews and changes the reserves accordingly on a site-specific basis.
     If the environmental reserve balance were to either increase or decrease based on the factors mentioned above, the amount of the increase or decrease would be immediately recognized in earnings. For example, if the reserve balance were to decrease by 10 percent, Occidental would record a pre-tax gain of $38 million. If the reserve balance were to increase by 10 percent, Occidental would record an additional remediation expense of $38 million.

OTHER LOSS CONTINGENCIES
     Occidental is involved with numerous lawsuits, claims, proceedings and audits in the normal course of its operations. Occidental records a loss contingency for these matters when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In addition, Occidental discloses, in aggregate, its exposure to loss in excess of the amount recorded on the balance sheet for these matters if it is reasonably possible that an additional material loss may be incurred. Occidental reviews its loss contingencies on an ongoing basis so that they are adequately reserved on the balance sheet.
     These reserves are based on judgments made by management with respect to the likely outcome of these matters and are adjusted as appropriate. Management's judgments could change based on new information, changes in laws or regulations, changes in management's plans or intentions, the outcome of legal proceedings, settlements or other factors.

SIGNIFICANT ACCOUNTING CHANGES
     Listed below are significant changes in Occidental's accounting principles.

SFAS NO. 150
     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes accounting standards for how a company classifies and measures financial instruments that have characteristics of liabilities and equity. Occidental adopted the provisions of this statement on July 1, 2003. As a result of the adoption, Occidental's mandatorily redeemable trust preferred securities were classified as a liability and the payments to the holders of the securities were recorded as interest expense. On January 20, 2004, all of the trust preferred securities were redeemed.

FIN 46 AND FIN 46-R (REVISED)
     In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities (VIE)." FIN 46 requires a company to consolidate a VIE if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A VIE is generally defined as an entity whose equity is unable to finance its activities or whose owners lack the risks and rewards of ownership. The statement also imposes disclosure requirements for all the VIEs of a company, even if the company is not the primary beneficiary. The provisions of this statement apply at inception for any entity created after January 31, 2003. Occidental adopted the provisions of this Interpretation for its existing entities on April 1, 2003, which resulted in the consolidation of its OxyMar investment. As a result of the OxyMar consolidation, assets increased by $166 million and liabilities increased by $178 million. There was no material effect on net income as a result of the consolidation. In April 2004, Marubeni exercised its option to put its interest in OxyMar to Occidental by paying approximately $20 million to Occidental.
     See Note 14 to the Consolidated Financial Statements for information on VIEs where Occidental is not the primary beneficiary.
     In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the initial implementation of FIN 46. Occidental adopted the revised interpretation in the first quarter of 2004 and it did not have a material impact on the financial statements when adopted.

EITF ISSUE NO. 02-3
     In the third quarter of 2002, Occidental adopted certain provisions of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These provisions prescribed significant changes in how revenue from energy trading is recorded. Historically, Occidental had two major types of oil and gas revenues: (1) revenues from its equity production; and (2) revenues from the sale of oil and gas produced by other companies, but purchased and resold by Occidental, referred to as revenue from trading activities. Both types of sales involve physical deliveries and had been historically recorded on a gross basis in accordance with generally accepted accounting principles. With the adoption of EITF Issue No. 02-3, Occidental now reflects the revenue from trading activities on a net basis. There were no changes in gross margins, net income, cash flow or earnings per share for any period as a result of adopting this requirement. However, net sales and cost of sales were reduced by equal and offsetting amounts to reflect the adoption of this requirement. For the year ended December 31, 2002, net sales and cost of sales were reduced from amounts previously reported by approximately $2.2 billion (representing amounts for the first two quarters of 2002) to conform to the current presentation.
     From 1999 to 2002, Occidental accounted for certain energy-trading contracts in accordance with EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue No. 98-10 required that all energy-trading contracts must be marked to fair value with gains and losses included in earnings, whether the contracts were derivatives or not. In October 2002, the EITF rescinded EITF Issue No. 98-10, thus precluding mark-to-market accounting for all energy-trading contracts that are not derivatives and fair value accounting for inventories purchased from third parties. Also, the rescission requires derivative gains and losses to be presented net on the income statement, whether or not they are physically settled, if the derivative instruments are held for trading purposes. Occidental adopted this accounting change in the first quarter of 2003 and recorded an $18 million after-tax charge as a cumulative effect of a change in accounting principles.

SFAS NO. 143
     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS No. 143, companies are required to recognize the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of its useful life. Occidental adopted SFAS No. 143 in the first quarter of 2003. The initial adoption resulted in an after-tax charge of $50 million, which was recorded as a cumulative effect of a change in accounting principles. The adoption increased net property, plant and equipment by $73 million, increased asset retirement obligations by $151 million and decreased deferred tax liabilities by $28 million. The pro forma asset retirement obligation, if the adoption of this statement had occurred on January 1, 2002, would have been $131 million at January 1, 2002 and $151 million at December 31, 2002.

SFAS NO. 142
     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting and reporting requirements for acquired goodwill and intangible assets. The provisions of this statement are applied to companies starting with fiscal years beginning after December 15, 2001. At December 31, 2001, the balance sheet included approximately $108 million of goodwill and intangible assets with annual amortization expense of approximately $6 million recorded in each of the years' income statements for the three-year period ended December 31, 2001. As a result, elimination of goodwill amortization would not have had a material impact on net income or earnings per share of any of the years presented and, as a result, the transitional disclosures of adjusted net income excluding goodwill amortization described by SFAS No. 142 have not been presented. Upon implementation of SFAS No. 142 in the first quarter of 2002, three separate specialty chemical businesses were identified as separate reporting units and tested for goodwill impairment. All three of these businesses are components of the chemical segment. The fair value of each of the three reporting units was determined through third party appraisals. The appraisals determined fair value to be the price that the assets could be sold for in a current transaction between willing parties. As a result of the impairment testing, Occidental recorded a cumulative after-tax effect of changes in accounting principles reduction in net income of approximately $95 million due to the impairment of all the goodwill attributed to these reporting units.

DERIVATIVE ACTIVITIES AND MARKET RISK
GENERAL
     Occidental's market risk exposures relate primarily to commodity prices and, to a lesser extent, interest rates and foreign currency exchange rates. Occidental periodically enters into derivative instrument transactions to reduce these price and rate fluctuations. A derivative is an instrument that, among other characteristics, derives its value from changes in another instrument or variable.
     In general, the fair value recorded for derivative instruments is based on quoted market prices, dealer quotes and the Black-Scholes or similar valuation models.

COMMODITY PRICE RISK
GENERAL
     Occidental's results are sensitive to fluctuations in crude oil and natural gas prices. Based on current levels of production, if oil prices vary overall by $1 per barrel, it would have an estimated quarterly effect on income of approximately $29 million before U.S. income taxes. If natural gas prices vary by $0.25 per Mcf, it would have an estimated quarterly effect on income of approximately $10 million before U.S. income taxes. If production levels change in the future, the sensitivity of Occidental's results to oil and gas prices also would change.
     Occidental's results are also sensitive to fluctuations in chemical prices. If chlorine and caustic soda prices vary by $10/ton, it would have approximately a $12 million and $25 million, respectively, annual effect on income before U.S. income taxes. If PVC prices vary by $.01/lb, it would have approximately a $27 million annual effect on income before U.S. income taxes. If EDC prices vary by $10/ton, it would have approximately a $3 million annual effect on income before U.S. income taxes. Historically, price changes either precede or follow raw material and feedstock price changes; therefore, the margin improvement of price changes can be mitigated. According to Chemical Market Associates, Inc., December 2004 average contract prices were: chlorine--$310/ton, caustic soda--$305/ton, PVC--$0.495/lb and EDC--$460/ton.

MARKETING AND TRADING OPERATIONS
     Occidental periodically uses different types of derivative instruments to achieve the best prices for oil and gas. Derivatives are also used by Occidental to reduce its exposure to price volatility and to mitigate fluctuations in commodity-related cash flows. Occidental enters into low-risk marketing and trading activities through its separate marketing organization, which operates under established policy controls and procedures. With respect to derivatives used in its oil and gas marketing operations, Occidental utilizes a combination of futures, forwards, options and swaps to offset various physical transactions. Occidental's use of derivatives in hedging marketing and trading activities relates primarily to managing cash flows from third-party purchases.


RISK MANAGEMENT
     Occidental conducts its risk management activities for energy commodities (which include buying, selling, marketing, trading, and hedging activities) under the controls and governance of its Risk Management Policy. The Chief Financial Officer and the Risk Management Committee, comprising members of Occidental's management, oversee these controls, which are implemented and enforced by the Trading Control Officer. The Trading Control Officer provides an independent and separate check on results of marketing and trading activities. Controls for energy commodities include limits on credit, limits on trading, segregation of duties, delegation of authority and a number of other policy and procedural controls.

FAIR VALUE OF MARKETING AND TRADING DERIVATIVE CONTRACTS
     The following tables reconcile the changes in the fair value of Occidental's marketing and trading contracts during 2004 and 2003 and segregate the open contracts at December 31, 2004 by maturity periods.

In millions                                             2004        2003
==================================================    ========    ========
Fair value of contracts outstanding at                $     32    $     (2)
  beginning of year
(Gains) losses on changes for contracts realized
  or otherwise settled during the year                     (94)         50
Changes in fair value attributable to changes in
  valuation techniques and assumptions                      --          --
Gains (losses) or other changes in fair value               92         (16)
                                                      --------    --------
Fair value of contracts outstanding at end of year    $     30    $     32
==================================================    ========    ========

                                     Maturity Periods
                       -------------------------------------------
Source of                           2006       2008      2010 and       Total
Fair Value               2005      to 2007    to 2009   thereafter   Fair Value
====================   ========   ========   ========   ==========   ==========
Prices actively        $     16   $      8   $     --   $       --   $       24
  quoted
Prices provided by
  other external
  sources                    (4)         3          4            1            4
Prices based on
  models and other
  valuation methods          (2)        (2)         2            4            2
                       --------   --------   --------   ----------   ----------
TOTAL                  $     10   $      9   $      6   $        5   $       30
====================   ========   ========   ========   ==========   ==========

PRODUCTION HEDGES
     On a limited basis, Occidental uses cash-flow hedges for the sale of crude oil and natural gas production. No cash flow hedges were used for the sale of production in 2003 and no material amounts were used during 2004. There were no material crude oil or gas cash flow hedges on future production at December 31, 2004. No fair value hedges were used for oil and gas production during 2004 or 2003.

QUANTITATIVE INFORMATION
     Occidental uses value at risk to estimate the potential effects of changes in fair values of commodity-based derivatives and commodity contracts used in marketing and trading activities. This method determines the maximum potential negative short-term change in fair value with a 95-percent level of confidence. The Marketing and Trading Value at Risk was immaterial during all of 2004.

INTEREST RATE RISK
GENERAL
     Occidental's exposure to changes in interest rates relates primarily to its long-term debt obligations. To reduce its interest rate risk, Occidental has entered into several interest-rate swaps that effectively convert approximately $1.7 billion of fixed-rate debt to variable-rate debt with maturities ranging from 2006 to 2009.

TABULAR PRESENTATION OF INTEREST RATE RISK
In millions of U.S. dollars, except rates

     The table below provides information about Occidental's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest-rate swaps and debt obligations. Interest rate swaps are presented at fair value and by maturity date. Debt amounts represent principal payments by maturity date.

                U.S.Dollar                         U.S. Dollar
Year of         Fixed-Rate      Interest-Rate     Variable-Rate
Maturity           Debt             Swaps              Debt        Grand Total (a)
==========   ===============   ===============   ===============   ===============
2005         $            --   $             9   $           450   $           459
2006                      46                --                --                46
2007                      --                 9               535               544
2008                      10                22               395               427
2009                      --                 4               339               343
2010                     287                --                --               287
Thereafter             1,589                --               115             1,704
             ---------------   ---------------   ---------------   ---------------
TOTAL        $         1,932   $            44   $         1,834   $         3,810
             ===============   ===============   ===============   ===============
Average
  interest
  rate                 7.21%             3.93%             3.76%             5.53%
             ===============   ===============   ===============   ===============
Fair Value   $         2,341   $            44   $         1,991   $         4,376
==========   ===============   ===============   ===============   ===============

(a)  Excludes $6 million of unamortized debt discounts.

CREDIT RISK
     Occidental's energy contracts are spread among several counterparties. Creditworthiness is reviewed before doing business with a new counterparty and on an ongoing basis. Occidental monitors aggregated counterparty exposure relative to credit limits, and manages credit-enhancement issues. Credit exposure for each customer is monitored for outstanding balances, current month activity, and forward mark-to-market exposure.

FOREIGN CURRENCY RISK
     Several of Occidental's foreign operations are located in countries whose currencies generally depreciate against the U.S. dollar. Typically, effective currency forward markets do not exist for these countries. Therefore, Occidental attempts to manage its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes. Most international crude oil sales are denominated in U.S. dollars. Additionally, all of Occidental's oil and gas foreign entities have the U.S. dollar as the functional currency. At December 31, 2004 and 2003, Occidental had not entered into any foreign currency derivative instruments. The effect of exchange-rate transactions in foreign currencies is included in periodic income.

SAFE HARBOR DISCUSSION REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA
     Portions of this report, including Items 1 and 2 and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the information under the sub captions "Strategy," "Oil and Gas Segment -- Industry Outlook," and "Chemical Segment -- Industry Outlook," contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Words such as "estimate," "project," "predict," "will," "anticipate," "plan," "intend," "believe," "expect" or similar expressions that convey the uncertainty of future events or outcomes generally identify forward-looking statements. Occidental expressly disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.
     Factors that could cause results to differ materially from forward-looking statements include, but are not limited to, those listed below:

EXTERNAL RISKS
     VOLATILE GLOBAL COMMODITY PRICING FLUCTUATIONS BEYOND OCCIDENTAL'S CONTROL STRONGLY AFFECT ITS REVENUES, PROFITABILITY, OPERATING CASH FLOW AND FUTURE GROWTH RATE.
     As discussed in the section entitled "Derivative Activities and Market Risk -- Commodity Price Risk -- Production Hedges," Occidental typically does not hedge against price fluctuations in either of its businesses with the result that its financial results correlate closely to the price it obtains for its products in the global markets in which they compete. Historically, prices for Occidental's products have been volatile. In addition, a significant portion of the oil Occidental produces is sour crude, which has tended to experience lower rates of price increase because there is comparatively more sour crude oil available.
     Drilling and exploration activity levels, inventory levels, production disruptions, the actions of OPEC (increasing prices or limiting Occidental's production), price speculation and geophysical and technical limitations affect the global short-term and long-term supply of oil and gas and interact to contribute to price volatility. Because of the long lead times associated with drilling and exploration projects, Occidental may commit significant amounts of capital to oil and gas projects and cannot be certain of the level of demand that will exist when it finishes a project. The health of the global economy, alternative sources of energy, such as coal, and efforts at efficient consumption can also affect the demand for oil and gas.
     Demand for Occidental's chemicals products correlates most strongly with the health of the global economy. Occidental also depends on feedstocks and energy to produce chemicals, both of which are commodities subject to significant price fluctuations.

     OCCIDENTAL'S BUSINESSES OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT. Occidental's future oil and gas production depends on its ability to acquire or find additional reserves at prices below that at which it can sell the oil and gas it produces from them, after operating costs. Occidental can acquire reserves by purchasing existing producing assets or by acquiring exploration rights and successfully drilling wells that produce hydrocarbons in commercial quantities. Industry competition for reserves may cause Occidental to shift toward higher risk exploration activity or force it to pay more for acquisitions. Rising exploration and development activity in the industry generally increases the costs of oil and gas services.
     Participants in the chemicals industry compete primarily based on price and the industry consists of many domestic and foreign competitors. In addition, the industry has been characterized by sporadic global expansion, often leading to overcapacity, whenever currently foreseeable prices appear to support expansion, which has often led to overcapacity.
     In both industries, Occidental uses nonproprietary technology and business management techniques, which limits its ability to achieve significant comparative production efficiencies.

     OCCIDENTAL'S BUSINESSES MAY EXPERIENCE CATASTROPHIC OCCURRENCES.
     Natural disasters, such as hurricanes, occur regularly and may occasionally affect Occidental's businesses. In addition, well blowouts and oilfield fires, armed conflicts, civil unrest and industrial accidents may occur and may have an effect on Occidental's businesses. Occidental maintains insurance against a number of these risks, however, it partially self-insures and insurance may not always provide the coverage expected or desired due to contractual limitations, unavailability, cost of insurance and the insurers' financial health.

     VARIED GOVERNMENTAL AND POLITICAL ACTIONS AFFECT OCCIDENTAL'S RESULTS OF OPERATIONS.
     The transnational character of Occidental's oil and gas business subjects it to the decisions of many governments and political interests. As a result, Occidental faces increased risks of change in laws and regulations, including, but not limited to, those related to taxes, royalty rates, permitted production rates, import, export and use of products, and environmental protection, as well as risk of expropriation or reduction of entitlements to produce hydrocarbons.
     Occidental operates some of its oil and gas business in countries that occasionally experience political instability, which increases Occidental's risk of loss or delayed production associated with armed conflict, civil unrest, security problems, restrictions on production equipment imports and sanctions that prevent continued operations. Occidental may face the risk of increased costs if it is perceived not to be respecting or advancing the economic and social progress of the communities in which it operates. Since Occidental's assets are long-lived, the magnitude of these risks can vary during the time it operates in a country.

     CERTAIN OF OCCIDENTAL'S MAJOR CHEMICALS PRODUCTS ARE COPRODUCED IN A FIXED RATIO, WHICH LIMITS ITS ABILITY TO EXPLOIT PRICING OPPORTUNITIES.
     Because chlorine and caustic soda must be produced together in a fixed ratio, an imbalance in demand between the products ultimately requires Occidental to reduce output or cut prices to restore demand balance. Either action in turn limits Occidental's profits on these commodities.

     TECHNOLOGICAL CHANGES MAY CHANGE THE NATURE OF THE ENERGY INDUSTRY. Rising oil and gas prices create incentives to find alternative energy sources that could replace oil and gas over the long term.

INTERNAL RISKS
     OCCIDENTAL MAY INCUR SIGNIFICANT COSTS IN EXPLORATION OR DEVELOPMENT EFFORTS WHICH MAY PROVE UNSUCCESSFUL OR UNPROFITABLE.
     Occidental may misinterpret geologic or engineering data, which may result in significant losses on unsuccessful exploration or development drilling efforts.
     Occidental is subject to the risks of project delays and cost overruns due to unexpected geologic conditions, equipment failures and accidents, adverse weather and construction or start-up delays and other associated risks.

     INADEQUATE COST CONTAINMENT COULD REDUCE OCCIDENTAL'S COMPETITIVENESS. Occidental works to minimize the costs associated with its businesses but the impact of its efforts may not be sufficient to offset any negative effects related to the main elements of cost, which consist of reserve acquisition costs for oil and gas and feedstock and energy costs for chemicals.

CROSS-REFERENCES TO OTHER RISK DISCUSSIONS
     Additional risks related to competition, foreign operations, litigation, environmental matters, derivatives and market risks, and oil and gas reserve estimation fluctuations are discussed elsewhere in this report under the headings "Lawsuits, Claims, Commitments, Contingencies and Related Matters," "Environmental Liabilities and Expenditures," "Derivative Activities and Market Risk," "Critical Accounting Policies and Estimates -- Oil and Gas Properties," "Business and Properties -- Oil and Gas Operations -- Competition and Sales and Marketing," "Business and Properties -- Chemical Operations -- Competition," and "Foreign Investments."

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Occidental Petroleum Corporation:

     We have audited the accompanying consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As explained in Note 4 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for inventories purchased from third parties and its method of accounting for asset retirement obligations. Effective April 1, 2003, the Company changed its method of accounting for the consolidation of variable interest entities. Effective July 1, 2003, the Company changed its method of accounting for certain financial instruments with characteristics of both liabilities and equity. Effective January 1, 2002, the Company changed its method of accounting for the impairment of goodwill and other intangibles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Occidental Petroleum Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP
Los Angeles, California
February 25, 2005

CONSOLIDATED STATEMENTS OF INCOME               Occidental Petroleum Corporation
In millions, except per-share amounts                           and Subsidiaries

For the years ended December 31,                                                   2004           2003           2002
===========================================================================     ==========     ==========     ==========
REVENUES
    Net sales                                                                   $   11,368     $    9,240     $    7,247
    Interest, dividends and other income                                               144             89            143
    Gains on disposition of assets, net                                                  1             32             10
                                                                                ----------     ----------     ----------

                                                                                    11,513          9,361          7,400
                                                                                ----------     ----------     ----------

COSTS AND OTHER DEDUCTIONS
    Cost of sales (excludes depreciation, depletion and amortization of              4,509          3,897          3,299
       $1,263 in 2004, $1,137 in 2003 and $978 in 2002)
    Selling, general and administrative and other operating expenses                 1,008            852            646
    Depreciation, depletion and amortization                                         1,303          1,175          1,009
    Environmental remediation                                                           59             63             23
    Exploration expense                                                                219            139            176
    Interest and debt expense, net                                                     260            332            295
                                                                                ----------     ----------     ----------

                                                                                     7,358          6,458          5,448
                                                                                ----------     ----------     ----------

INCOME BEFORE TAXES AND OTHER ITEMS                                                  4,155          2,903          1,952
Provision for domestic and foreign income and other taxes                            1,708          1,231            433
Minority interest                                                                       75             62             77
(Income) loss from equity investments                                                 (113)             9            261
Gain on Lyondell stock issuance                                                       (121)            --             --
                                                                                ----------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS                                                    2,606          1,601          1,181
Discontinued operations, net                                                           (38)            (6)           (97)
Cumulative effect of changes in accounting principles, net                              --            (68)           (95)
                                                                                ----------     ----------     ----------

NET INCOME                                                                      $    2,568     $    1,527     $      989
                                                                                ==========     ==========     ==========

BASIC EARNINGS PER COMMON SHARE
    Income from continuing operations                                           $     6.59     $     4.17     $     3.14
    Discontinued operations, net                                                     (0.10)         (0.01)         (0.26)
    Cumulative effect of changes in accounting principles, net                          --          (0.18)         (0.25)
                                                                                ----------     ----------     ----------

BASIC EARNINGS PER COMMON SHARE                                                 $     6.49     $     3.98     $     2.63
                                                                                ==========     ==========     ==========

DILUTED EARNINGS PER COMMON SHARE
    Income from continuing operations                                           $     6.50     $     4.12     $     3.12
    Discontinued operations, net                                                     (0.10)         (0.01)         (0.26)
    Cumulative effect of changes in accounting principles, net                          --          (0.18)         (0.25)
                                                                                ----------     ----------     ----------

DILUTED EARNINGS PER COMMON SHARE                                               $     6.40     $     3.93     $     2.61
                                                                                ==========     ==========     ==========

DIVIDENDS PER COMMON SHARE                                                      $     1.10     $     1.04     $     1.00
===========================================================================     ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS                     Occidental Petroleum Corporation
In millions                                                     and Subsidiaries

Assets at December 31,                                                                            2004           2003
==========================================================================================     ==========     ==========
CURRENT ASSETS
    Cash and cash equivalents                                                                  $    1,449     $      683

    Trade receivables, net of reserves of $27 in 2004 and $24 in 2003                               1,882            795

    Receivables from joint ventures, partnerships and other                                           353            350

    Inventories                                                                                       545            489

    Prepaid expenses and other                                                                        166            127

    Assets held for sale                                                                               36             58
                                                                                               ----------     ----------
         TOTAL CURRENT ASSETS                                                                       4,431          2,502
                                                                                               ----------     ----------




LONG-TERM RECEIVABLES, NET                                                                            239            264
                                                                                               ----------     ----------




INVESTMENTS IN UNCONSOLIDATED ENTITIES                                                              1,727          1,155
                                                                                               ----------     ----------




PROPERTY, PLANT AND EQUIPMENT

    Oil and gas segment, successful efforts method                                                 18,314         16,698

    Chemical segment                                                                                4,476          4,416

    Corporate and other                                                                               469            275
                                                                                               ----------     ----------

                                                                                                   23,259         21,389

    Accumulated depreciation, depletion and amortization                                           (8,626)        (7,405)
                                                                                               ----------     ----------

                                                                                                   14,633         13,984


OTHER ASSETS                                                                                          361            263
                                                                                               ----------     ----------
                                                                                               $   21,391     $   18,168
==========================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS                     Occidental Petroleum Corporation
In millions, except share amounts                               and Subsidiaries

Liabilities and Equity at December 31,                                                           2004         2003
==========================================================================================     ==========     ==========
CURRENT LIABILITIES
    Current maturities of long-term debt and capital lease liabilities                         $      459     $       23
    Accounts payable                                                                                1,557            906
    Accrued liabilities                                                                             1,013            874
    Dividends payable                                                                                 110            101
    Domestic and foreign income taxes                                                                 263            163
    Trust preferred securities                                                                         --            453
    Liabilities held for sale                                                                          21              6
                                                                                               ----------     ----------
         TOTAL CURRENT LIABILITIES                                                                  3,423          2,526
                                                                                               ----------     ----------


LONG-TERM DEBT, NET OF CURRENT MATURITIES AND UNAMORTIZED DISCOUNT                                  3,345          3,993
                                                                                               ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES
    Deferred and other domestic and foreign income taxes                                            1,248          1,001
    Other                                                                                           2,498          2,407
                                                                                               ----------     ----------
                                                                                                    3,746          3,408
                                                                                               ----------     ----------

CONTINGENT LIABILITIES AND COMMITMENTS

MINORITY INTEREST                                                                                     327            312
                                                                                               ----------     ----------

STOCKHOLDERS' EQUITY
    Nonredeemable preferred stock; $1.00 par value, authorized 50 million shares;
        outstanding shares:  2004 -- none and 2003 -- none                                             --             --
    Common stock, $.20 par value; authorized 500 million shares;
        outstanding shares:  2004 -- 396,727,424 and 2003 -- 387,047,948                               79             77
    Additional paid-in capital                                                                      4,652          4,272
    Retained earnings                                                                               5,664          3,530
    Accumulated other comprehensive income                                                            155             50
                                                                                               ----------     ----------
                                                                                                   10,550          7,929
                                                                                               ----------     ----------
                                                                                               $   21,391     $   18,168
==========================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Occidental Petroleum Corporation
In millions                                                     and Subsidiaries

                                                                                                           Accumulated
                                                                           Additional                         Other
                                                              Common         Paid-in       Retained       Comprehensive
                                                               Stock         Capital       Earnings        Income(Loss)
=======================================================     ==========     ==========     ==========     ===============
BALANCE, DECEMBER 31, 2001                                  $       75     $    3,857     $    1,788     $           (86)
    Net income                                                      --             --            989                  --
    Other comprehensive income, net of tax                          --             --             --                  59
    Dividends on common stock                                       --             --           (474)                 --
    Issuance of common stock                                        --             22             --                  --
    Exercises of options and other, net                             --             88             --                  --
-------------------------------------------------------     ----------     ----------     ----------     ---------------
BALANCE, DECEMBER 31, 2002                                  $       75     $    3,967     $    2,303     $           (27)
    Net income                                                      --             --          1,527                  --
    Other comprehensive income, net of tax                          --             --             --                  77
    Dividends on common stock                                       --             --           (300)                 --
    Issuance of common stock                                        --             11             --                  --
    Exercises of options and other, net                              2            294             --                  --
-------------------------------------------------------     ----------     ----------     ----------     ---------------
BALANCE, DECEMBER 31, 2003                                  $       77     $    4,272     $    3,530     $            50
    Net income                                                      --             --          2,568                  --
    Other comprehensive income, net of tax                          --             --             --                 105
    Dividends on common stock                                       --             --           (434)                 --
    Issuance of common stock                                        --              8             --                  --
    Exercises of options and other, net                              2            372             --                  --
-------------------------------------------------------     ----------     ----------     ----------     ---------------
BALANCE, DECEMBER 31, 2004                                  $       79     $    4,652     $    5,664     $           155
=======================================================     ==========     ==========     ==========     ===============


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In millions

For the years ended December 31,                                         2004           2003           2002
=================================================================     ==========     ==========     ==========
Net income                                                            $    2,568     $    1,527     $      989
    Other comprehensive income(loss) items:
      Foreign currency translation adjustments (a)                             3             38              5
      Derivative mark-to-market adjustments (b)                                7              2             (6)
      Minimum pension liability adjustments (c)                               --             13             (5)
      Unrealized gains on securities (d)                                      95             24             65
                                                                      ----------     ----------     ----------
    Other comprehensive income, net of tax                                   105             77             59
                                                                      ----------     ----------     ----------
Comprehensive income                                                  $    2,673     $    1,604     $    1,048
=================================================================     ==========     ==========     ==========

(a)  Net of tax of $(1), $15 and $0 in 2004, 2003 and 2002, respectively.
(b)  Net of tax of $4, $1 and $(5) in 2004, 2003 and 2002, respectively.
(c)  Net of tax of $0, $7 and $(3) in 2004, 2003 and 2002, respectively.
(d)  Net of tax of $51, $13 and $35 in 2004, 2003 and 2002, respectively.


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS           Occidental Petroleum Corporation
In millions                                                     and Subsidiaries

For the years ended December 31,                                                             2004           2003           2002
=====================================================================================     ==========     ==========     ==========
CASH FLOW FROM OPERATING ACTIVITIES
    Income from continuing operations                                                     $    2,606     $    1,601     $    1,181
    Adjustments to reconcile income to net cash provided by operating activities:
        Depreciation, depletion and amortization of assets                                     1,303          1,175          1,009
        Amortization of debt discount and deferred financing costs                                19              6              7
        Deferred income tax provision(benefit)                                                   170             65           (130)
        Other noncash charges to income                                                          448            313             37
        Gains on disposition of assets, net                                                       (1)           (32)           (10)
        (Income) loss from equity investments                                                   (113)             9            261
        Gain on Lyondell stock issuance                                                         (121)            --             --
        Dry hole and impairment expense                                                          159             80             96
    Changes in operating assets and liabilities:
        Increase in accounts and notes receivable                                             (1,081)          (223)          (347)
        Increase in inventories                                                                  (94)            (2)           (74)
        Increase in prepaid expenses and other assets                                            (57)           (48)           (38)
        Increase in accounts payable and accrued liabilities                                     725             84            172
        Increase in current domestic and foreign income taxes                                     83            231            115
    Other operating, net                                                                        (150)          (168)          (174)
                                                                                          ----------     ----------     ----------
        Operating cash flow from continuing operations                                         3,896          3,091          2,105
        Operating cash flow from discontinued operations                                         (18)           (17)            (5)
                                                                                          ----------     ----------     ----------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                                              3,878          3,074          2,100
                                                                                          ----------     ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES
    Capital expenditures                                                                      (1,843)        (1,600)        (1,234)
    Sale of businesses and disposal of property, plant and equipment, net                          9             70             41
    Purchase of businesses, net                                                                 (208)          (351)          (492)
    Equity investments and other, net                                                           (245)          (139)            (5)
                                                                                          ----------     ----------     ----------
        Investing cash flow from continuing operations                                        (2,287)        (2,020)        (1,690)
        Investing cash flow from discontinued operations                                          (1)            (1)            (6)
                                                                                          ----------     ----------     ----------

        NET CASH USED BY INVESTING ACTIVITIES                                                 (2,288)        (2,021)        (1,696)
                                                                                          ----------     ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                                  60            297            248
    Payments of long-term debt and capital lease liabilities                                    (239)          (631)          (199)
    Proceeds from issuance of common stock                                                         7             10             22
    Repurchase of trust preferred securities                                                    (466)            (2)            (9)
    Purchases for natural gas delivery commitment                                                 --             --            (95)
    Buyout of natural gas commitment, net                                                         --             --           (179)
    Proceeds from subsidiary preferred stock issuance                                             --             --             72
    Cash dividends paid                                                                         (424)          (392)          (375)
    Stock options exercised                                                                      238            200             60
    Other financing, net                                                                          --              2             (1)
                                                                                          ----------     ----------     ----------

        NET CASH USED BY FINANCING ACTIVITIES                                                   (824)          (516)          (456)
                                                                                          ----------     ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 766            537            (52)
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR                                                     683            146            198
                                                                                          ----------     ----------     ----------

CASH AND CASH EQUIVALENTS--END OF YEAR                                                    $    1,449     $      683     $      146
=====================================================================================     ==========     ==========     ==========


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      Occidental Petroleum Corporation
                                                                and Subsidiaries

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

NATURE OF OPERATIONS
     In these Notes, the term "Occidental" or "the Company" refers to Occidental Petroleum Corporation (OPC) and/or one or more entities where it owns a majority voting interest. Occidental is a multinational organization whose principal business segments are oil and gas and chemical. The oil and gas segment explores for, develops, produces and markets crude oil and natural gas. The chemical segment manufactures and markets basic chemicals, vinyls and performance chemicals.

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of OPC, entities in which it owns a majority voting interest, variable-interest entities (VIE) in which it is the primary beneficiary and its undivided interests in oil and gas exploration and production ventures. Occidental's proportionate share of oil and gas exploration and production ventures, in which it has a direct working interest, is accounted for by reporting its proportionate share of assets, liabilities, revenues and costs within the relevant lines on the balance sheets, income statements and cash flow statements.
     In addition, certain financial statements, notes and supplementary data for prior years have been reclassified to conform to the 2004 presentation.

INVESTMENTS IN UNCONSOLIDATED ENTITIES
     Investments in unconsolidated entities include both equity method and available-for-sale investments. Amounts representing Occidental's percentage interest in the underlying net assets of affiliates (excluding undivided interests in oil and gas exploration and production ventures) in which it does not have a majority voting interest but as to which it exercises significant influence, are accounted for under the equity method. Occidental records its share of gains or losses that arise from equity-method investee stock issuances in the income statement. Occidental reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in value has occurred. The amount of impairment, if any, is based on quoted market prices, where available, or other valuation techniques, including discounted cash flows.
     Investments in which Occidental does not exercise significant influence are accounted for as available-for-sale investments and are carried at fair value, based on quoted market prices, with unrealized gains and losses reported in Other Comprehensive Income (OCI), net of taxes, until such investment is sold or collected. In disposal, the accumulated unrealized gain or loss included in OCI is transferred to income.

REVENUE RECOGNITION
     Revenue is recognized from oil and gas production when title has passed to the customer, which occurs when the product is shipped. Revenue from marketing and trading activities is recognized on settled transactions, upon completion of contract terms and for physical deliveries upon title transfer. For unsettled transactions, contracts that meet specified accounting criteria are marked to market. Revenue from all marketing and trading activities, including revenue from buy/sell arrangements with the same counterparty, is reported on a net basis.
     Revenue from chemical product sales is recognized when the product is shipped and title has passed to the customer. Prices are fixed at the time of shipment. Customer incentive programs provide for payments or credits to be made to customers based on the volume of product purchased over a defined period. Total customer incentive payments over a given period are estimated and recorded as a reduction to revenue ratably over the contract period. Such estimates are evaluated and revised as warranted.

RISKS AND UNCERTAINTIES
     The process of preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts, generally not by material amounts. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of Occidental's financial position and results of operations.
     Included in the accompanying consolidated balance sheet are deferred tax assets of $822 million as of December 31, 2004, the noncurrent portion of which is netted against deferred income tax liabilities. Realization of these assets is dependent upon Occidental generating sufficient future taxable income. Occidental expects to realize the recorded deferred tax assets through future operating income and reversal of taxable temporary differences.

     The accompanying consolidated financial statements include assets of approximately $4.1 billion as of December 31, 2004, and net sales of approximately $3.1 billion for the year ended December 31, 2004, relating to Occidental's operations in countries outside North America. Some of these countries may be considered politically and economically unstable. These assets and the related operations are subject to the risk of actions by governmental authorities and insurgent groups. Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would seek compensation in the event of nationalization.
     Since Occidental's major products are commodities, significant changes in the prices of oil and gas and chemical products may have a significant impact on Occidental's results of operations for any particular year.
     Also, see "Property, Plant and Equipment" below.

CASH AND CASH EQUIVALENTS
     Cash equivalents are short-term, highly liquid investments that are readily convertible to cash. Cash equivalents totaled approximately $1.4 billion and $661 million at December 31, 2004 and 2003, respectively.

TRADE RECEIVABLES
     Occidental has an agreement in place to sell, under a revolving sale program, an undivided interest in a designated pool of non-interest bearing trade receivables. This program is used by Occidental as a low-cost source of working capital funding. During 2004, Occidental discontinued, for the present time, the sale of its receivables. The balance of receivables sold at December 31, 2004 and 2003 was zero and $360 million, respectively. Receivables sold are not included in the debt and related trade receivables accounts, respectively, on Occidental's consolidated balance sheets.
     Under this program, Occidental serves as the collection agent with respect to the receivables sold. An interest in new receivables is sold as collections are made from customers. Fees and expenses under this program are included in selling, general and administrative and other operating expenses. During the years ended December 31, 2004, 2003 and 2002, the cost of this program amounted to approximately 1.7 percent, 1.5 percent and 2.1 percent, respectively, of the weighted average amount of the receivables sold in each year. The fair value of any retained interests in the receivables sold is not material. The buyers of the receivables are protected against significant risk of loss on their purchase of receivables. Occidental provides for allowances for any doubtful receivables based on its periodic evaluation of such receivables. The provisions for such receivables were not material in the years ended December 31, 2004, 2003 and 2002.
     The program can terminate upon the occurrence of certain events, which generally are under Occidental's control or relate to bankruptcy. If the program were terminated and there were amounts outstanding, alternative funding would have to be arranged, which could result in an increase in debt recorded on the consolidated balance sheet, with a corresponding increase in the accounts receivable balance.

INVENTORIES
     For the oil and gas segment, materials and supplies are valued at the lower of average cost or market. Inventories are reviewed periodically (at least annually) for obsolescence. Oil and natural gas liquids (NGLs) inventories and natural gas trading inventory are valued at the lower of cost or market.
     For the chemical segment, Occidental generally values its inventories using the last-in, first-out (LIFO) method as it better matches current costs and current revenue. Accordingly, Occidental accounts for most of its domestic inventories in its chemical business, other than materials and supplies, on the LIFO method. For other countries, Occidental uses the first-in, first-out (FIFO) method (if the costs of goods are specifically identifiable) or the average-cost method (if the costs of goods are not specifically identifiable). Occidental accounts for materials and supplies using a weighted average cost method.

PROPERTY, PLANT AND EQUIPMENT
OIL AND GAS
     Property additions and major renewals and improvements are capitalized at cost. Interest costs incurred in connection with major capital expenditures are capitalized and amortized over the lives of the related assets (see Note 16).
     Occidental uses the successful efforts method to account for its oil and gas properties. Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Occidental's practice is to expense the costs of such exploratory wells if a determination of proved reserves has not been made within a twelve-month period after drilling is complete. Occidental has no oil and gas reserves for which the determination of commercial viability is subject to the completion of major additional capital expenditures. Annual lease rentals, exploration costs, geological, geophysical and seismic costs are expensed as incurred.

     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and NGLs that geological and engineering data demonstrate with reasonable certainty can be recovered in future years from known reservoirs under existing economic and operating conditions considering future production and development costs. Depreciation and depletion of oil and gas producing properties is determined by the unit-of-production method.
     The carrying value of Occidental's property, plant and equipment (PP&E) is based on the cost incurred to acquire the PP&E, net of accumulated depreciation, depletion and amortization (DD&A) and net of any impairment charges. Occidental is required to perform impairment tests on its assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management's plans change with respect to those assets. Occidental assesses assets for impairment by comparing undiscounted future cash flows of an asset to its carrying value. Impaired assets are written down to their estimated fair values, generally their estimated discounted future net pre-tax cash flows.
     A portion of the carrying value of Occidental's oil and gas properties are attributable to unproved properties. At December 31, 2004, the costs attributable to unproved properties were approximately $500 million. These costs are not currently being depreciated or depleted. As exploration and development work progresses and the reserves on these properties are proven, capitalized costs attributable to the properties will be subject to depreciation and depletion. If the exploration and development work were to be unsuccessful, the capitalized costs of the properties related to this unsuccessful work would be expensed in the year in which the determination was made. The timing of any writedowns of these unproven properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results. Occidental believes its exploration and development efforts will allow it to realize the unproved property balance.

CHEMICAL
     Occidental's chemical plants are depreciated using either the unit-of-production or straight-line method based upon the estimated useful life of the facilities.
     The estimated useful lives of Occidental's chemical assets, which range from 3 years to 50 years, are used to compute depreciation expense and are also used for impairment tests. The estimated useful lives used for the chemical facilities are based on the assumption that Occidental will provide an appropriate level of annual expenditures to ensure productive capacity is sustained. Without these continued expenditures, the useful lives of these plants could significantly decrease. Other factors which could change the estimated useful lives of Occidental's chemical plants include higher or lower product prices, which are particularly affected by both domestic and foreign competition, feedstock costs, energy prices, environmental regulations, competition and technological changes.
     Occidental performs impairment tests on its chemical assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management's plans change with respect to those assets. Occidental compares the undiscounted future cash flows of an asset to its carrying value. The key factors which could significantly affect future cash flows are future product prices, which are particularly affected by both domestic and foreign competition, feedstock costs, energy costs, significantly increased regulation and remaining estimated useful life. Impaired assets are written down to their estimated fair values.
     Due to a temporary decrease in demand for some of its products, Occidental temporarily idled an ethylene dichloride (EDC) plant in June 2001 and a chlor-alkali plant in December 2001. These idle facilities will be reactivated upon strengthening in overall economic conditions that leads to sustained improved demand and higher margins for caustic soda. Management expects that these plants will become operational in the future. The net book value of these plants was $113 million at December 31, 2004. Based on year-end value, the chlor-alkali plant that closed in December 2001 has a 24-percent minority interest of $22 million. These facilities are periodically tested for impairment and, based on the results, no impairment is deemed necessary at this time. Occidental continues to depreciate these facilities based on their remaining estimated useful lives.

ACCRUED LIABILITIES--CURRENT
     Accrued liabilities include accrued payroll, commissions and related expenses of $246 million and $200 million at December 31, 2004 and 2003, respectively.

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

Environmental reserves are recorded on a discounted basis only when a reserve is initially established and the aggregate amount of the estimated costs for a specific site and the timing of cash payments are reliably determinable. The reserve methodology for a specific site is not modified once it has been established. Recoveries and reimbursements are recorded in income when receipt is probable. For the years ended December 31, 2004 and 2003, Occidental has not accrued any reimbursements or indemnification recoveries for environmental remediation matters as assets.

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

>> Improved remediation technology might decrease the cost of remediation. In particular, for groundwater remediation sites with projected long-term operation and maintenance, the development of more effective treatment technology, or acceptance of alternative and more cost-effective treatment methodologies such as bio--remediation, could significantly affect remediation costs.

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

     Most cost sharing arrangements with other parties fall into one of the following three categories:

     Category 1: Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or state-equivalent sites wherein Occidental and other alleged potentially responsible parties share the cost of remediation in accordance with negotiated or prescribed allocations;

     Category 2: Oil and gas joint ventures wherein each joint venture partner pays its proportionate share of remedial cost; and

     Category 3: Contractual arrangements typically relating to purchases and sales of property wherein the parties to the transaction agree to methods of allocating the costs of environmental remediation.

     In all three of these categories, Occidental records as a reserve its expected net cost of remedial activities, as adjusted by recognition for any nonperforming parties.
     In addition to the costs of investigating and implementing remedial measures, which often take in excess of ten years at CERCLA sites, Occidental's reserves include management's estimates of the cost of operation and maintenance of remedial systems. To the extent that the remedial systems are modified over time in response to significant changes in site-specific data, laws, regulations, technologies or engineering estimates, Occidental reviews and changes the reserves accordingly on a site-specific basis.

ASSET RETIREMENT OBLIGATIONS
     Occidental recognizes the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of its useful life. The liability amounts are based on future retirement cost estimates and incorporate many assumptions such as expected economic recoveries of oil and gas, time to abandonment, future inflation rates and the adjusted risk free rate of interest. When the liability is initially recorded, Occidental capitalizes the cost by increasing the related property, plant and equipment balances. Over time, the liability is increased and expense is recognized for the change in its present value, and the initial capitalized cost is depreciated over the useful life of the asset. No market risk premium has been included in Occidental's liability since no reliable estimate can be made at this time. See Note 4.

     The following table summarizes the activity of the asset retirement obligation, of which $7 million and $4 million is included in accrued liabilities at December 31, 2004 and 2003, respectively. The remaining balance in both years is included in deferred credits and other liabilities - other:

For the years ended December 31, (in millions)                                          2004           2003
================================================================================     ==========     ==========
Beginning balance                                                                    $      167     $       --
Cumulative effect of change in accounting principles                                         --            151
Liabilities incurred                                                                         21              6
Liabilities settled                                                                          (9)            (7)
Accretion expense                                                                            12             11
Acquisitions and other                                                                       18              1
Revisions to estimated cash flows                                                            (3)             5
                                                                                     ----------     ----------
Ending balance                                                                       $      206     $      167
================================================================================     ==========     ==========

DERIVATIVE INSTRUMENTS
     All derivative instruments are carried at fair value and are classified in receivables from joint ventures, partnerships and other, long-term receivables, accrued liabilities and deferred credits and other liabilities - other. Occidental classifies its fair value swap interest receipts as reductions of interest expense. Cash flow hedge gains and losses, including any ineffectiveness, are classified within the net sales line item. Gains and losses are netted in the income statement and are netted on the balance sheets when a right of offset exists.
     Occidental applies either fair value or cash flow hedge accounting when transactions meet specified criteria for hedge accounting treatment. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss is immediately recognized in earnings. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is either recognized in income with an offsetting adjustment to the basis of the item being hedged for fair value hedges, or deferred in OCI to the extent the hedge is effective for cash flow hedges.
     A hedge is regarded as highly effective and qualifies for hedge accounting if, at inception and throughout its life, it is expected that changes in the fair value or cash flows of the hedged item are almost fully offset by the changes in the fair value of changes in cash flows of the hedging instrument and actual effectiveness is within a range of 80 percent to 125 percent. In the case of hedging a forecasted transaction, the transaction must be highly probable and must present an exposure to variations in cash flows that could ultimately affect reported net profit or loss. Occidental discontinues hedge accounting when it is determined that a derivative has ceased to be highly effective as a hedge; when the derivative expires, or is sold, terminated, or exercised; when the hedged item matures or is sold or repaid; or when a forecasted transaction is no longer deemed highly probable.

FINANCIAL INSTRUMENTS FAIR VALUE
     Occidental values financial instruments as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. The carrying value of other on-balance-sheet financial instruments, other than debt, approximates fair value, and the cost, if any, to terminate off-balance-sheet financial instruments is not significant.

STOCK INCENTIVE PLANS
     Occidental has stock incentive plans (Plans) that are more fully described in Note 12. Occidental accounts for those Plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.
     For stock options, restricted stock and Share Units, compensation expense, if any, is measured as the difference between the quoted market price of Occidental's stock at the grant date, less the amount, if any, that the employee must pay to acquire the stock. The stock option, restricted stock and Share Unit compensation expense, if any, is recognized on a straight-line basis over the vesting periods of the respective awards. For performance stock, compensation expense is measured for each period based on the number of shares expected to vest and the changes in the quoted market value of Occidental's stock during the vesting period. Performance stock compensation expense or benefit, as applicable, is recognized on a straight-line basis over the vesting periods of the awards. For stock appreciation rights (SARs), compensation expense is measured as the amount by which the quoted market value of Occidental's stock exceeds the SAR exercise price. Changes in Occidental's share price between the date of grant and through the date when the SARs are exercised or have expired, are recognized as compensation expense in each period. Had compensation expense for those Plans been determined in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," Occidental's pro forma net income and earnings per share would have been as follows:

For the years ended December 31, (in millions)                                                  2004        2003        2002
==========================================================================================    ========    ========    ========
Net income, as reported                                                                       $  2,568    $  1,527    $    989
Add: Stock-based employee compensation expense included in reported net income
   determined under APB Opinion No. 25, net of related tax effects                                  47          38          18
Deduct: Total stock-based employee compensation expense determined under the SFAS No. 123
   fair value-based method for all awards, net of related tax effects                              (61)        (56)        (37)
                                                                                              --------    --------    --------
Pro forma net income                                                                          $  2,554    $  1,509    $    970
==========================================================================================    ========    ========    ========
Earnings Per Share:
    Basic -- as reported                                                                      $   6.49    $   3.98    $   2.63
    Basic -- pro forma                                                                        $   6.46    $   3.93    $   2.58
Diluted Earnings per Share
    Diluted -- as reported                                                                    $   6.40    $   3.93    $   2.61
    Diluted -- pro forma                                                                      $   6.37    $   3.88    $   2.55
------------------------------------------------------------------------------------------    --------    --------    --------

     The fair value of each option grant, for pro forma calculation purposes, is estimated using the Black-Scholes option-pricing model. The weighted average grant-date fair value of options granted was $8.03, $3.20 and $5.36 in 2004, 2003 and 2002, respectively. The fair value of each option grant is estimated with the following weighted average assumptions:

For the years ended December 31,                                                                2004        2003        2002
==========================================================================================    ========    ========    ========
Assumptions used:
    Risk-free interest rate                                                                       3.4%       1.63%       3.89%
    Dividend yield                                                                               2.23%       3.37%       3.93%
    Volatility factor                                                                              21%         21%         32%
    Expected life (years)                                                                          3.6         2.4         3.5
------------------------------------------------------------------------------------------    --------    --------    --------

     These grants have limitations on transferability. In the case of executive management, such options may not be exercised for approximately two months of each calendar quarter. The use of short-term volatility measures as a proxy for long-term volatility provides significant uncertainty as to the fair value of the options. These factors could result in the market value of the options being less than the Black-Scholes values. Expected life is estimated based on the actual weighted average life of historical option activity of the grantee population at the date of grant.

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash payments, net of refunds, during the years 2004, 2003 and 2002 included federal, foreign and state income taxes of approximately $931 million, $538 million and $111 million, respectively. Interest paid (net of interest capitalized) totaled approximately $205 million, $310 million and $250 million for the years 2004, 2003 and 2002, respectively. (See Note 3 for detail of noncash investing and financing activities regarding certain acquisitions.)

FOREIGN CURRENCY TRANSACTIONS
     The functional currency applicable to all of Occidental's foreign oil and gas operations is the U.S. dollar since cash flows are denominated principally in U.S. dollars. Occidental's chemical operations in Brazil use the Real as the functional currency. The effect of exchange-rate changes on transactions denominated in nonfunctional currencies generated a loss of $13 million in 2004, $3 million in 2003 and $26 million in 2002. The 2002 amount related to the writedown and sale of Occidental's calendering operations in Rio de Janeiro, Brazil.

NOTE 2    DERIVATIVE ACTIVITIES INCLUDING FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

     Occidental's market risk exposures relate mainly to commodity prices and, to a lesser extent, interest rates and foreign currency exchange rates. Occidental periodically enters into derivative instrument transactions to reduce these price and rate fluctuations. A derivative is an instrument that, among other characteristics, derives its value from changes in another instrument or variable.
     In general, the fair value recorded for derivative instruments is based on quoted market prices, dealer quotes and the Black-Scholes or similar valuation models.

COMMODITY PRICE RISK
GENERAL
     Occidental's results are sensitive to fluctuations in crude oil and natural gas prices.

MARKETING AND TRADING OPERATIONS
     Occidental periodically uses different types of derivative instruments to achieve the best prices for oil and gas. Derivatives are also used by Occidental to reduce its exposure to price volatility and mitigate fluctuations in commodity-related cash flows. Occidental enters into low-risk marketing and trading activities through its separate marketing organization, which operates under established policy controls and procedures. With respect to derivatives used in its oil and gas marketing operations, Occidental utilizes a combination of futures, forwards, options and swaps to offset various physical transactions. Occidental's use of derivatives in hedging marketing and trading activities primarily relates to managing cash flows from third-party purchases.

PRODUCTION HEDGES
     On a limited basis, Occidental uses cash-flow hedges for the sale of crude oil and natural gas production. No cash flow hedges were used for the sale of production in 2003 and no material amounts were used in 2004. There were no material crude oil or gas cash flow hedges on future production at December 31, 2004. No fair value hedges were used for oil and gas production during 2004 and 2003.

FAIR VALUE OF MARKETING AND TRADING DERIVATIVE CONTRACTS
     The following tables reconcile the changes in the fair value of Occidental's marketing and trading contracts during 2004 and 2003 and segregate the open contracts at December 31, 2004 by maturity periods.

In millions                                                                                            2004           2003
===============================================================================================     ==========     ==========
Fair value of contracts outstanding at beginning of year                                            $       32     $       (2)
(Gains) losses on changes for contracts realized or otherwise settled during the year                      (94)            50
Changes in fair value attributable to changes in valuation techniques and assumptions                       --             --
Gains (losses) or other changes in fair values                                                              92            (16)
                                                                                                    ----------     ----------
Fair value of contracts outstanding at end of year                                                  $       30     $       32
===============================================================================================     ==========     ==========

                                                                           Maturity Periods
                                                       -------------------------------------------------------
                                                                         2006           2008         2010 and        Total
Source of Fair Value                                      2005          to 2007        to 2009      thereafter     Fair Value
==================================================     ==========     ==========     ==========     ==========     ==========
Prices actively quoted                                 $       16     $        8     $       --     $       --     $       24
Prices provided by other external sources                      (4)             3              4              1              4
Prices based on models and other valuation methods             (2)            (2)             2              4              2
                                                       ----------     ----------     ----------     ----------     ----------
TOTAL                                                  $       10     $        9     $        6     $        5     $       30
==================================================     ==========     ==========     ==========     ==========     ==========

INTEREST RATE RISK
GENERAL
     Occidental is exposed to risk resulting from changes in interest rates and it enters into various derivative financial instruments to manage interest-rate exposure. Interest-rate swaps, forward locks and futures contracts are entered into periodically as part of Occidental's overall strategy to manage its interest rate risk exposures.

HEDGING ACTIVITIES
     Occidental has entered into several interest-rate swaps that qualified for fair value hedge accounting. These derivatives effectively convert approximately $1.7 billion of fixed-rate debt to variable-rate debt with maturities ranging from 2006 to 2009. The fair value of interest-rate swaps, based on third party broker quotes, were $44 million and $87 million at December 31, 2004 and 2003, respectively. As a result of fair value hedges, the amount of interest expense recorded in the income statement was lower by approximately $56 million, $58 million and $45 million for the years ended December 31, 2004, 2003 and 2002, respectively.
     Occidental was a party to a series of forward interest-rate locks, which qualified as cash-flow hedges. The hedges were related to the construction of a cogeneration plant leased by Occidental that was completed in December 2002. The remaining loss on the hedges through December 2004 was approximately $20 million after-tax, which is recorded in accumulated OCI and is being recognized in earnings over the lease term of 26 years on a straight-line basis.
     Certain of Occidental's equity investees have entered into additional derivative instruments that qualify as cash-flow hedges. Occidental reflects its proportionate share of these cash-flow hedges in OCI.

CREDIT RISK
     Occidental's energy contracts are spread among several counterparties. Creditworthiness is reviewed before doing business with a new counterparty and on an ongoing basis. Occidental monitors aggregated counterparty exposure relative to credit limits, and manages credit-enhancement issues. Credit exposure for each customer is monitored for outstanding balances, current month activity, and forward mark-to-market exposure.

FOREIGN CURRENCY RISK
     Several of Occidental's foreign operations are located in countries whose currencies generally depreciate against the U.S. dollar. Typically, effective currency forward markets do not exist for these countries. Therefore, Occidental attempts to manage its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes. Most international crude oil sales are denominated in U.S. dollars. Additionally, all of Occidental's oil and gas foreign entities have the U.S. dollar as the functional currency. At December 31, 2004 and 2003, Occidental had not entered into any foreign currency derivative instruments. The effect of exchange-rate transactions in foreign currencies is included in periodic income.

DERIVATIVE AND FAIR VALUE DISCLOSURES
     The following table shows derivative financial instruments included in the consolidated balance sheets:

Balance at December 31, (in millions)                                                   2004           2003
================================================================================     ==========     ==========
Derivative financial instrument assets (a)
    Current                                                                          $      145     $      138
    Non-current                                                                              82            118
                                                                                     ----------     ----------
                                                                                     $      227     $      256
                                                                                     ==========     ==========
Derivative financial instrument liabilities (a)
    Current                                                                          $      132     $       85
    Non-current                                                                              30             23
                                                                                     ----------     ----------
                                                                                     $      162     $      108
================================================================================     ==========     ==========

(a) Amounts include energy-trading contracts.

The following table summarizes net after-tax derivative activity recorded in accumulated OCI (AOCI):

Balance at December 31, (in millions)                                                   2004           2003
================================================================================     ==========     ==========
Beginning Balance                                                                    $      (24)    $      (26)
Gains (losses) from changes in current cash flow hedges                                      33            (17)
Amount reclassified to income                                                               (26)            19
                                                                                     ----------     ----------
Ending Balance                                                                       $      (17)    $      (24)
================================================================================     ==========     ==========

     During the next twelve months, Occidental expects that less than $1 million of net derivative after-tax gains included in AOCI, based on their valuation at December 31, 2004, will be reclassified into earnings. Hedge ineffectiveness did not have a material impact on earnings for the years ended December 31, 2004 and 2003.

NOTE 3    BUSINESS COMBINATIONS AND ASSET ACQUISITIONS AND DISPOSITIONS
--------------------------------------------------------------------------------

2004
     In January 2004, Occidental acquired a 1,300-mile oil pipeline and gathering system located in the Permian Basin for approximately $143 million in cash.
     In October 2004, Occidental agreed to purchase three chemical manufacturing facilities from Vulcan Materials Company for $214 million in cash, subject to adjustment for changes in net working capital. In addition, Occidental will assume specified obligations, and may become obligated to make contingent payments based upon the future performance of these businesses. This transaction, which is subject to regulatory approval, is expected to close in 2005.
     For strategic and economic reasons, Occidental exited the vinyl specialty resins business by closing the Pottstown, Pennsylvania manufacturing facility (Specialty Resins) effective January 5, 2005, and recorded an after-tax charge of $32 million as of December 31, 2004. Occidental's assets and liabilities related to Specialty Resins are classified as held for sale and as discontinued operations in the income statements for all periods presented. Specialty Resins' net sales included in discontinued operations were $98 million, $86 million and $91 million for 2004, 2003 and 2002, respectively, and net losses from discontinued operations were $38 million, $6 million and $18 million, respectively.
     In November 2004, Lyondell acquired Millennium Chemicals Inc. (Millennium) by issuing additional shares of Lyondell common stock. Under Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 51, Occidental is required to record its share of the increase in Lyondell's net equity resulting from this issuance. The effect of this is an increase of $121 million in the carrying value of Occidental's investment in Lyondell and an increase in Occidental's net income of $77 million after-tax. Occidental owns 41.3 million shares of Lyondell common stock. As a result of the stock issuance, Occidental's ownership percentage of Lyondell has decreased from approximately 22 percent to 17 percent.

2003
     In 2003, Occidental made several oil and gas acquisitions in the Permian Basin for approximately $317 million in cash and sold approximately $34 million of these assets shortly thereafter. No gain or loss was recorded on these sales.

2002
     Occidental's interest in the Dolphin Project, which was acquired in 2002, consists of two separate economic interests held through two separate legal entities. One entity, OXY Dolphin E&P, LLC, owns a 24.5-percent undivided interest in the assets and liabilities associated with a Development and Production Sharing Agreement (DPSA) with the Government of Qatar to develop and produce natural gas and condensate in Qatar's North Field for 25 years from the start of production, with a provision to request a 5-year extension. The purchase price of the undivided working interest in the DPSA was approximately $60 million and was recorded in Property, Plant and Equipment. This undivided interest will be proportionately consolidated in Occidental's financial statements.
     A second entity, OXY Dolphin Pipeline, LLC, owns 24.5 percent of the stock of Dolphin Energy Limited (Dolphin Energy). Dolphin Energy owns the rights to build, own and operate a 260-mile-long, 48-inch natural gas pipeline which will transport dry natural gas from Qatar to the United Arab Emirates (UAE) for the life of the Dolphin Project or longer. Initially, the Dolphin Project will export 2 billion cubic feet (Bcf) per day of natural gas (plus associated liquids and byproducts). However, the pipeline is expected to have capacity to transport up to 3.2 Bcf of natural gas per day, and Dolphin Energy is pursuing additional business opportunities to meet the growing demand for natural gas in the UAE and Oman. The purchase price of Dolphin Energy stock totaled approximately $250 million and was recorded as an equity investment.
     In August 2002, Occidental and Lyondell Chemical Company completed an agreement for Occidental to sell its 29.5-percent share of Equistar to Lyondell and to purchase a 21-percent equity interest in Lyondell. Occidental entered into these transactions to diversify its petrochemicals interests. These transactions reduced Occidental's direct exposure to petrochemicals volatility, yet allowed it to preserve, through its Lyondell investment, an economic upside of a recovery in the petrochemicals industry. In connection with these transactions, Occidental wrote down its investment in the Equistar partnership to fair value by recording a $412 million pre-tax charge as of December 2001. After the write-down, the net book value of Occidental's investment in Equistar at December 31, 2001, after considering tax effects, approximated the fair value of the Lyondell shares Occidental expected to receive, less transaction costs. Occidental recorded an after-tax gain of $164 million in the third quarter of 2002, as a result of closing these transactions on August 22, 2002. Occidental's initial carrying value of the Lyondell investment was $489 million, which represented the fair value of Lyondell's shares at closing.
     In 2002, Occidental increased its ownership in Badin Block 1 and 2R by purchasing additional interests in these two blocks from the Government of Pakistan for approximately $72 million.
     In the fourth quarter of 2002, Occidental sold its chrome business at Castle Hayne, North Carolina for $25 million and its plastic calendering operations in Brazil for a $6 million note receivable. In the third quarter of 2002, Occidental recorded an after-tax impairment charge of $69 million and classified both of these businesses as discontinued operations. The fair value of these businesses was determined by the expected sales proceeds from third party buyers. When these transactions closed, no significant gain or loss was recorded. For the year ended December 31, 2002, these discontinued operations had revenues of $91 million, and pre-tax loss of $98 million.

NOTE 4    ACCOUNTING CHANGES
--------------------------------------------------------------------------------

FUTURE ACCOUNTING CHANGES
FASB NO. 151
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs, an amendment of APB Opinion No. 43, Chapter 4." SFAS No. 151 clarifies the accounting treatment for various inventory costs and overhead allocations. SFAS No. 151 is effective for inventory costs incurred after July 1, 2005. Occidental will adopt this statement in the third quarter of 2005 and it is not expected to have a material effect on the financial statements when adopted.

FASB NO. 153
     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS No. 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. Occidental will adopt this statement in the third quarter of 2005 and it is not expected to have a material effect on the financial statements when adopted.

SFAS NO. 123R
     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No.
123R) "Share-Based Payments." SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. Occidental currently uses the intrinsic-value method to account for these share-based payments. SFAS No. 123R is effective for public companies in the first interim period after June 15, 2005.
     Occidental will adopt the provisions of this statement in the third quarter of 2005. Occidental anticipates adopting SFAS No. 123R using the modified prospective method, which will not require Occidental to restate prior periods. Occidental is currently assessing the effect of SFAS No. 123R on its financial statements.

EITF ISSUE NO. 4-13
     The Emerging Issues Task Force (EITF) is currently considering EITF Issue No. 4-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" which will determine whether buy/sell arrangements should be accounted for at historical cost and whether these arrangements should be reported on a gross or net basis. Buy/sell arrangements are typically contractual arrangements where the buy and sell agreements are entered into in contemplation of one another with the same counterparty. The SEC has questioned the gross treatment of these types of arrangements. Occidental reports all buy/sell arrangements on a net basis. Therefore, if EITF Issue No. 4-13 required companies to report buy/sell arrangements on a net basis, it would have no effect on Occidental's financial statements.


RECENTLY ADOPTED ACCOUNTING CHANGES
FSP FAS 106-2
     In May 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which specifies the accounting and disclosure requirements for the prescription drug benefits that are available under this new plan. Occidental adopted the disclosure provisions of this pronouncement in the second quarter of 2004. See Note 13 for more information.

FIN 46 AND FIN 46-R (REVISED)
     In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities (VIE)." FIN 46 requires a company to consolidate a VIE if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A VIE is generally defined as an entity whose equity is unable to finance its activities or whose owners lack the risks and rewards of ownership. The statement also imposes disclosure requirements for all the VIEs of a company, even if the company is not the primary beneficiary. The provisions of this statement apply at inception for any entity created after January 31, 2003. Occidental adopted the provisions of this Interpretation for its existing entities on April 1, 2003, which resulted in the consolidation of its OxyMar investment. As a result of the OxyMar consolidation, assets increased by $166 million and liabilities increased by $178 million. There was no material effect on net income as a result of the consolidation. In April 2004, Marubeni exercised its option to put its interest in OxyMar to Occidental by paying approximately $20 million to Occidental. See Note 14 for more information on VIEs where Occidental is not the primary beneficiary.
     In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the initial implementation of FIN 46. Occidental adopted the revised interpretation in the first quarter of 2004 and it did not have a material impact on the financial statements when adopted.

SFAS NO. 132 REVISED
     In December 2003, the FASB issued a revision to SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" to improve financial statement disclosures for defined benefit plans. The standard requires that companies provide additional details about their plan assets, benefit obligations, cash flows and other relevant information, such as plan assets by category. A description of investment policies and strategies for these asset categories and target allocation percentages or target ranges are also required in financial statements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. Occidental adopted this statement in the fourth quarter of 2003 and provided the required disclosures in
Note 13.

SFAS NO. 150
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes accounting standards for how a company classifies and measures financial instruments that have characteristics of liabilities and equity. Occidental adopted the provisions of this statement on July 1, 2003. As a result of the adoption, Occidental's mandatorily redeemable trust preferred securities were classified as a liability and the payments to the holders of the securities were recorded as interest expense. On January 20, 2004, all of the trust preferred securities were redeemed.

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

SFAS NO. 143
     Effective January 1, 2003 Occidental adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. See Note 1 for more information.
     The initial adoption of SFAS No. 143 on January 1, 2003 resulted in an after-tax charge of $50 million, which was recorded as a cumulative effect of a change in accounting principles. The adoption increased net property, plant and equipment by $73 million, increased asset retirement obligations by $151 million and decreased deferred tax liabilities by $28 million. The pro forma asset retirement obligation, if the adoption of this statement had occurred on January 1, 2002, would have been $131 million at January 1, 2002 and $151 million at December 31, 2002.

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

EITF ISSUE NO. 02-3
     In October 2002, Occidental adopted certain provisions of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." As a result of adopting EITF Issue No. 02-3, there were no changes to gross margins, net income, cash flow, or earnings per share for any period; however, net sales and cost of sales were reduced by equal and offsetting amounts to reflect the adoption of this requirement. For the year ended December 31, 2002, net sales and cost of sales were reduced from amounts previously reported by approximately $2.2 billion (representing amounts for the first two quarters of 2002), to conform to the current presentation.
     From 1999 to 2002, Occidental accounted for certain energy-trading contracts in accordance with EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue No. 98-10 required that all energy-trading contracts must be marked to fair value with gains and losses included in earnings, whether the contracts were derivatives or not. In October 2002, the EITF rescinded EITF Issue No. 98-10 thus precluding mark-to-market accounting for all energy-trading contracts that are not derivatives and fair value accounting for inventories purchased from third parties. Also, the rescission requires derivative gains and losses to be presented net on the income statement, whether or not they are physically settled, if the derivative instruments are held for trading purposes. Occidental adopted this accounting change in the first quarter of 2003 and recorded an $18 million after-tax charge as a cumulative effect of a change in accounting principles.

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

SFAS NO. 142
     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting and reporting requirements for acquired goodwill and intangible assets. The provisions of this statement are applied to companies starting with fiscal years beginning after December 15, 2001. At December 31, 2001, the balance sheet included approximately $108 million of goodwill and intangible assets with annual amortization expense of approximately $6 million recorded in each of the years' income statements for the three-year period ended December 31, 2001. As a result, elimination of goodwill amortization would not have had a material impact on net income or earnings per share in any of the years presented and, as a result, the transitional disclosures of adjusted net income excluding goodwill amortization described by SFAS No. 142 have not been presented. Upon implementation of SFAS No. 142 in the first quarter of 2002, three separate specialty chemical businesses were identified as separate reporting units and tested for goodwill impairment. All three of these businesses are components of the chemical segment. The fair value of each of the three reporting units was determined through third party appraisals. The appraisals determined fair value to be the price that the assets could be sold for in a current transaction between willing parties. As a result of the impairment testing, Occidental recorded a cumulative after-tax effect of changes in accounting principles reduction in net income of approximately $95 million due to the impairment of all the goodwill attributed to these reporting units.


NOTE 5    INVENTORIES
--------------------------------------------------------------------------------

     Inventories of approximately $137 million and $171 million were valued under the LIFO method at December 31, 2004 and 2003, respectively. Inventories consisted of the following:

Balance at December 31, (in millions)                                                   2004           2003
================================================================================     ==========     ==========
Raw materials                                                                        $       62     $       42
Materials and supplies                                                                      157            141
Finished goods                                                                              380            328
                                                                                     ----------     ----------
                                                                                            599            511
LIFO reserve                                                                                (54)           (22)
                                                                                     ----------     ----------
TOTAL                                                                                $      545     $      489
================================================================================     ==========     ==========

NOTE 6    LONG-TERM DEBT AND TRUST PREFERRED SECURITIES
--------------------------------------------------------------------------------

     Long-term debt and trust preferred securities consisted of the following:

Balance at December 31, (in millions)                                                   2004           2003
================================================================================     ==========     ==========
OCCIDENTAL PETROLEUM CORPORATION
    6.75% senior notes due 2012                                                      $      489     $      500
    7.65% senior notes to be redeemed March 2005 (a)                                        459            476
    7.375% senior notes due 2008 (a)                                                        417            426
    8.45% senior notes due 2029                                                             350            350
    9.25% senior debentures due 2019                                                        300            300
    5.875% senior notes due 2007 (a)                                                        293            318
    10.125% senior debentures due 2009 (a)                                                  280            280
    4.25% medium-term notes due 2010                                                        275            300
    7.2% senior debentures due 2028                                                         200            200
    4% medium-term notes due 2007 (a)                                                       176            178
    8.75% medium-term notes due 2023                                                        100            100
    4.101% medium-term notes due 2007 (a)                                                    75             76
    11.125% senior notes due 2010                                                            12             12
    Medium-term notes due 2004 through 2008 (8.10% at December 31, 2004)                     10             33
    6.5% senior notes due 2005 (a)                                                           --            161
                                                                                     ----------     ----------
                                                                                          3,436          3,710
                                                                                     ----------     ----------
SUBSIDIARY DEBT
    1.65% to 7.5% unsecured notes due 2006 through 2030                                     374            313
                                                                                     ----------     ----------
                                                                                          3,810          4,023
LESS:
    Unamortized discount, net                                                                (6)            (7)
    Current maturities                                                                     (459)           (23)
                                                                                     ----------     ----------

TOTAL LONG-TERM DEBT                                                                      3,345          3,993

TRUST PREFERRED SECURITIES                                                                   --            453
                                                                                     ----------     ----------

TOTAL                                                                                $    3,345     $    4,446
================================================================================     ==========     ==========

(a) Amounts include mark-to-market adjustments due to fair value hedges of $44 million at December 31, 2004 and $87 million at December 31, 2003.

     On June 18, 2004, Occidental entered into a $1.5 billion five-year revolving bank credit facility (Credit Facility). Up to $200 million of the Credit Facility is available in the form of letters of credit. Borrowings under the Credit Facility bear interest at various benchmark rates, including LIBOR, plus a margin based on Occidental's senior debt ratings. Additionally, Occidental pays an annual facility fee (0.110 percent in 2004) on the total commitment amount, which is based on Occidental's senior debt ratings. The Credit Facility provides for the termination of the loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur or if Occidental files for bankruptcy. Occidental had not drawn down any amounts on the Credit Facility at December 31, 2004.
     In January 1999, Occidental issued 21,000,000 shares of 8.16-percent Trust Originated Preferred Securities (trust preferred securities) to the public. Holders of the trust preferred securities are entitled to cumulative cash distributions at an annual rate of 8.16 percent of the liquidation amount of $25 per security. The trust preferred securities must be redeemed by January 20, 2039, but could be redeemed in whole, or in part, beginning January 20, 2004. Starting July 1, 2003, upon adoption of SFAS No. 150, the trust preferred securities were classified as a liability, and distributions on the trust preferred securities, which were previously recorded as minority interest on the statement of operations, were recorded as interest expense. On January 20, 2004, Occidental redeemed all of the trust preferred securities for par of $466 million plus accrued interest.
     In 2004, Occidental recorded a $3 million pre-tax interest charge related to the open market purchase and retirement of $51 million of its senior notes, and a $3 million pre-tax interest charge, net of a $2 million gain related to the settlement of an interest-rate swap, to redeem all of its $157 million outstanding 6.5-percent senior notes which were due in 2005.
     At March 31, 2003, Occidental redeemed its 6.4-percent senior notes due 2013 and recorded a pre-tax interest charge of $61 million.

     At December 31, 2004, minimum principal payments on long-term debt subsequent to December 31, 2004 aggregated $3,766 million, of which $450 million is due in 2005, $46 million in 2006, $535 million in 2007, $405 million in 2008, $339 million in 2009, $287 million in 2010 and $1,704 million thereafter. These amounts do not include the unamortized discount of $6 million and fair value hedge mark-to-market gains of $44 million. The unamortized discount is generally being amortized to interest expense on the effective interest method over the lives of the related issuances.
     At December 31, 2004, under the most restrictive covenants of certain financing agreements, Occidental's capacity for additional unsecured borrowing was approximately $22.7 billion and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental's capital stock was approximately $8.4 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowings.
     Occidental estimates the fair value of its long-term debt based on the quoted market prices for the same or similar issues or on the yields offered to Occidental for debt of similar rating and similar remaining maturities. The estimated fair values of Occidental's debt, including trust preferred securities, at December 31, 2004 and 2003, was approximately $4.3 billion and approximately $5.0 billion, respectively, compared with a carrying value of approximately $3.8 billion, and approximately $4.5 billion, respectively.


NOTE 7    LEASE COMMITMENTS
--------------------------------------------------------------------------------

     The present value of minimum capital lease payments, net of the current portion, totaled $26 million at both December 31, 2004 and 2003. These amounts are included in other liabilities.
     Operating and capital lease agreements, which include leases for manufacturing facilities, office space, railcars and tanks, frequently include renewal and/or purchase options and require Occidental to pay for utilities, taxes, insurance and maintenance expense.
     At December 31, 2004, future net minimum lease payments for capital and operating leases (excluding oil and gas and other mineral leases) were the following:

In millions                                                                            Capital       Operating (a)
================================================================================     ==========     ==========
2005                                                                                 $        1     $      110
2006                                                                                          1             95
2007                                                                                          1             78
2008                                                                                          1             67
2009                                                                                          1             65
Thereafter                                                                                   29            808
                                                                                     ----------     ----------

TOTAL MINIMUM LEASE PAYMENTS                                                                 34     $    1,223
                                                                                                    ==========
Less:
    Imputed interest                                                                         (8)
                                                                                     ----------

PRESENT VALUE OF MINIMUM CAPITAL LEASE PAYMENTS, NET OF CURRENT PORTION              $       26
================================================================================     ==========

(a) At December 31, 2004, sublease rental amounts included in the future operating lease payments totaled $76 million, as follows (in millions):
     2005--$8, 2006--$8, 2007--$8, 2008--$8, 2009--$10 and thereafter--$34.

     Rental expense for operating leases, net of sublease rental income, was $120 million in 2004, $118 million in 2003 and $81 million in 2002. Rental expense was net of sublease income of $8 million in 2004, $8 million in 2003 and $7 million in 2002.
     Included in both the 2004 and 2003 property, plant and equipment accounts were $10 million of property leased under capital leases and $8 million of related accumulated amortization.


NOTE 8    ENVIRONMENTAL LIABILITIES AND EXPENDITURES
--------------------------------------------------------------------------------

     Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Foreign operations also are subject to environmental-protection laws. Costs associated with environmental compliance have increased over time and are expected to rise in the future. Environmental expenditures related to current operations are factored into the overall business planning process and are considered an integral part of production in manufacturing quality products responsive to market demand.
     The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. Occidental Petroleum Corporation (OPC) or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other domestic and foreign remediation sites, including Occidental facilities and previously owned sites. Also, OPC and certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites including, in some instances, having been named in proceedings under CERCLA and similar federal, state and local environmental laws. These proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties.
     Occidental manages its environmental remediation efforts through a wholly owned subsidiary, Glenn Springs Holdings, Inc., which reports its results directly to Occidental's corporate management. The following table presents Occidental's environmental remediation reserves, the current portion of which is included in accrued liabilities ($76 million in 2004, $76 million in 2003 and $84 million in 2002) and the remainder in deferred credits and other liabilities
- other ($299 million in 2004, $296 million in 2003 and $309 million in 2002). The reserves are grouped by three categories of environmental remediation sites:

$ amounts in millions                         2004                          2003                          2002
==============================     =========================     =========================     =========================
                                                     RESERVE                       Reserve                       Reserve
                                   NUMBER OF SITES   BALANCE     Number of Sites   Balance     Number of Sites   Balance
                                   ---------------   -------     ---------------   -------     ---------------   -------
CERCLA & equivalent sites                125         $   239           131         $   240           124         $   284
Active facilities                         16              75            13              79            14              46
Closed or sold facilities                 39              61            39              53            44              63
                                   ---------------   -------     ---------------   -------     ---------------   -------
TOTAL                                    180         $   375           183         $   372           182         $   393
==============================     ===============   =======     ===============   =======     ===============   =======

     The following table shows environmental reserve activity for the past three years:

In millions                                                                        2004           2003           2002
===========================================================================     ==========     ==========     ==========
Balance -- Beginning of Year                                                    $      372      $     393     $      454
  Increases to provision including interest accretion                                   60             64             25
  Changes from acquisitions/dispositions                                                 6             --             --
  Payments                                                                             (63)           (83)           (84)
  Other                                                                                 --             (2)            (2)
                                                                                ----------     ----------     ----------
Balance -- End of Year                                                          $      375     $      372     $      393
===========================================================================     ==========     ==========     ==========

     Occidental expects to expend funds equivalent to about half of the current environmental reserve over the next three years and the balance over the next ten or more years. Occidental expects that it may continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $375 million beyond the amount accrued. For management's opinion, refer to Note 9.
     At December 31, 2004, OPC or certain of its subsidiaries have been named in 125 CERCLA or state equivalent proceedings, as shown below.

Description ($ amounts in millions)                                             Number of Sites     Reserve Balance
===========================================================================     ===============     ===============
Minimal/No exposure (a)                                                               101           $             6
Reserves between $1-10 MM                                                              17                        64
Reserves over $10 MM                                                                    7                       169
                                                                                ---------------     ---------------
TOTAL                                                                                 125           $           239
===========================================================================     ===============     ===============

(a) Includes 27 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 54 sites where Occidental's reserves are less than $50,000 each, and 13 sites where reserves are between $50,000 and $1 million each.

     The seven sites with individual reserves over $10 million in 2004 are a former copper mining and smelting operation in Tennessee, two closed landfills in Western New York, groundwater treatment facilities at three currently closed or formerly owned chemical plants (Montague, Michigan, Western New York and Tacoma, Washington) and replacement of a municipal drinking water treatment plant in Western New York.
     Certain subsidiaries of OPC are currently addressing releases of substances from past operations at 16 active facilities. Four facilities -- certain oil and gas properties in the southwestern United States, a chemical plant in Louisiana, a chemical plant in Texas and a phosphorous recovery operation in Tennessee -- account for 75 percent of the reserves associated with these facilities.
     There are 39 sites formerly owned or operated by certain subsidiaries of OPC that have ongoing environmental remediation requirements in which OPC or its subsidiaries are involved. Three sites account for 62 percent of the reserves associated with this group. The three sites are: an active refinery in Louisiana where Occidental indemnifies the current owner and operator for certain remedial actions, a water treatment facility at a former coal mine in Pennsylvania, and a former OxyChem chemical plant in Ohio operated by new ownership.

     Occidental's costs, some of which may include estimates, relating to compliance with environmental laws and regulations are shown below for each segment:

In millions                                                                           2004        2003        2002
================================================================================    ========    ========    ========
OPERATING EXPENSES
   Oil and Gas                                                                      $     54    $     40    $     32
   Chemical                                                                               59          55          54
                                                                                    --------    --------    --------
                                                                                    $    113    $     95    $     86
                                                                                    ========    ========    ========
CAPITAL EXPENDITURES
   Oil and Gas                                                                      $     48    $     98    $     70
   Chemical                                                                               12          15          16
                                                                                    --------    --------    --------
                                                                                    $     60    $    113    $     86
                                                                                    ========    ========    ========
REMEDIATION EXPENSES
   Corporate                                                                        $     59    $     63    $     23
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


NOTE 9    LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS
--------------------------------------------------------------------------------

     OPC and certain of its subsidiaries have been named in a substantial number of lawsuits, claims and other legal proceedings. These actions seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses; or injunctive or declaratory relief. OPC and certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies. With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.
     In September 2004, Occidental received formal notification from Petroecuador, the state oil company of Ecuador, initiating proceedings to determine if Occidental had violated its Participation Contract for Block 15 or the Ecuadorian Hydrocarbons Law and whether the alleged violations constitute grounds for terminating the Participation Contract. The principal allegation stated in the notice is an assertion that Occidental should have obtained government approval of a farmout agreement entered into in 2000. Occidental believes that it has complied with all material obligations under the Participation Contract and Ecuadorian law and that any termination of the contract based upon the stated allegations would be unfounded and would constitute an unlawful expropriation. Occidental is cooperating with Ecuadorian authorities in the current proceedings and will continue to strive for an amicable resolution. Block 15 operations represent approximately nine percent of Occidental's 2004 consolidated production, four percent of its proved consolidated reserves and two percent of its total property, plant and equipment, net of accumulated depreciation, depletion and amortization.
     In April 2004, a number of U.S. companies, including OxyChem, were served with seven lawsuits filed in Nicaragua by approximately two thousand individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. In the opinion of management, these claims are without merit because, among other things, OxyChem believes that none of the pesticide it manufactured was ever sold or used in Nicaragua. Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. In two such situations, involving other defendants, Nicaraguan courts proceeded to enter significant judgments against the defendants under that statute. OxyChem has filed a response to the complaint contesting jurisdiction without posting such pre-trial deposit. In December 2004, the judge in one of the cases ruled the court had jurisdiction over the defendants, including OxyChem, and that the defendants did not have to pay the pre-trial deposit. OxyChem intends to appeal that portion of the ruling relating to the jurisdiction of the Nicaraguan courts. In the opinion of management, any judgment rendered under the statute would be unenforceable in the United States.

     During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 1997 are closed for U.S. federal income tax purposes. Taxable years 1997 through 2003 are in various stages of audit by the Internal Revenue Service. Disputes arise during the course of such audits as to facts and matters of law. Occidental has been in continuing tax audit settlement discussions with the Internal Revenue Service on issues related to foreign tax credits and various domestic income issues for the 1997 to 2000 audit years. Occidental believes that it is reasonably possible that substantive issues for taxable years 1997 to 2000 could be favorably resolved during 2005 and that such resolutions, if they occur, could have a positive and material effect on its results of operations and its financial condition, however, Occidental believes such resolutions will not have a significant cash effect.
     At December 31, 2004, commitments for major capital expenditures during 2005 and thereafter were approximately $740 million.
     Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling services, electrical power, steam and certain chemical raw materials. At December 31, 2004, the net present value of the fixed and determinable portion of the obligations under these agreements, which were used to collateralize financings of the respective suppliers, aggregated $36 million, which was payable as follows (in millions):
2005--$12, 2006--$11, 2007--$10 and 2008--$3. Fixed payments under these agreements were $19 million in 2004, $16 million in 2003 and $15 million in 2002.
     Occidental has certain other commitments under contracts, guarantees and joint ventures, and certain other contingent liabilities. Many of these commitments, although not fixed or determinable, involve capital expenditures and are part of the $1.9 billion capital expenditures estimated for 2005.
     Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC and/or its subsidiaries and affiliates will meet their various obligations (guarantees).
     At December 31, 2004, the notional amount of the guarantees was approximately $500 million. Of this amount, approximately $400 million relates to Occidental's guarantee of equity investees' debt and other commitments. The debt guarantees and other commitments primarily relate to the Dolphin Energy equity investment and the investment in the Ecuador Oleoducto de Crudos Pesados Ltd. (OCP) pipeline. The remaining $100 million relates to various indemnities and guarantees provided to third parties.
     Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2004, Occidental is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.
     It is impossible at this time to determine the ultimate liabilities that OPC and its subsidiaries may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. If these matters were to be ultimately resolved unfavorably at amounts substantially exceeding Occidental's reserves, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon Occidental's consolidated financial position or results of operations. However, after taking into account reserves, management does not expect the ultimate resolution of any of these matters to have a material adverse effect upon Occidental's consolidated financial position or results of operations.


NOTE 10   DOMESTIC AND FOREIGN INCOME AND OTHER TAXES
--------------------------------------------------------------------------------

     The domestic and foreign components of income from continuing operations before domestic and foreign income and other taxes were as follows:

For the years ended December 31, (in millions)                                   Domestic        Foreign         Total
===========================================================================     ==========     ==========     ==========
2004                                                                            $    2,412     $    1,902     $    4,314
                                                                                ==========     ==========     ==========
2003                                                                            $    1,516     $    1,316     $    2,832
                                                                                ==========     ==========     ==========
2002                                                                            $      467     $    1,147     $    1,614
===========================================================================     ==========     ==========     ==========

     The provisions(credits) for domestic and foreign income and other taxes from continuing operations consisted of the following:

                                                                        U.S.        State
For the years ended December 31, (in millions)                        Federal     and Local     Foreign       Total
=================================================================    =========    =========    =========    =========
2004
    Current                                                          $     697    $      50    $     791    $   1,538
    Deferred                                                               182           17          (29)         170
                                                                     ---------    ---------    ---------    ---------
                                                                     $     879    $      67    $     762    $   1,708
=================================================================    =========    =========    =========    =========
2003
    Current                                                          $     564    $      29    $     573    $   1,166
    Deferred                                                                85           (5)         (15)          65
                                                                     ---------    ---------    ---------    ---------
                                                                     $     649    $      24    $     558    $   1,231
=================================================================    =========    =========    =========    =========
2002
    Current                                                          $      79    $       9    $     475    $     563
    Deferred                                                              (102)         (25)          (3)        (130)
                                                                     ---------    ---------    ---------    ---------
                                                                     $     (23)   $     (16)   $     472    $     433
=================================================================    =========    =========    =========    =========

     The credit for deferred federal and state and local income taxes in 2002 results primarily from the sale of the investment in Equistar.

     The following is a reconciliation, stated as a percentage of pre-tax income, of the U.S. statutory federal income tax rate to Occidental's effective tax rate on income from continuing operations:

For the years ended December 31,                                                      2004        2003        2002
================================================================================    ========    ========    ========
U.S. federal statutory tax rate                                                         35 %        35 %        35 %
Operations outside the United States (a)                                                 5           8          12
Benefit from sale of subsidiary stock                                                   --          --         (21)
State taxes, net of federal benefit                                                      1           1          --
Audit settlement                                                                        (1)         --          --
Other                                                                                   --          (1)          1
                                                                                    --------    --------    --------
Tax rate provided by Occidental                                                         40 %        43 %        27 %
================================================================================    ========    ========    ========

(a) Included in these figures is the impact of not providing U.S. taxes on the unremitted earnings of certain foreign subsidiaries. The effect on 2004 was insignificant after the benefit of foreign tax credits in the U.S. The effect of this treatment is to reduce the U.S. federal tax rate by approximately 5 percent in 2003 and 7 percent in 2002.

     The tax effects of temporary differences resulting in deferred income taxes at December 31, 2004 and 2003 were as follows:

                                                                             2004                             2003
                                                                -----------------------------    -----------------------------
                                                                 DEFERRED         DEFERRED        Deferred         Deferred
Items resulting in temporary differences (in millions)          TAX ASSETS    TAX LIABILITIES    Tax Assets    Tax Liabilities
============================================================    ==========    ===============    ==========    ===============
Property, plant and equipment differences                       $       79    $         1,417    $       79    $         1,317
Equity investments including partnerships                               --                470            --                365
Environmental reserves                                                 173                 --           163                 --
Postretirement benefit accruals                                        132                 --           127                 --
Deferred compensation and fringe benefits                              164                 --           144                 --
Asset retirement obligation                                             58                 --            58                 --
State income taxes                                                      50                 --            44                 --
All other                                                              166                 68           224                 83
                                                                ----------    ---------------    ----------    ---------------
Total deferred taxes                                            $      822    $         1,955    $      839    $         1,765
============================================================    ==========    ===============    ==========    ===============

     Included in total deferred tax assets was a current portion aggregating $115 million and $75 million as of December 31, 2004 and 2003, respectively, that was reported in prepaid expenses and other.
     A deferred tax liability of approximately $50 million at December 31, 2004, and $210 million at December 31, 2003, has not been recognized for temporary differences related to Occidental's investment in certain foreign subsidiaries primarily as a result of unremitted earnings of consolidated subsidiaries, as it is Occidental's intention, generally, to reinvest such earnings permanently. The reduction in the deferred tax liability is primarily due to the ability to credit foreign taxes in the U.S.
     The discontinued operations include an income tax benefit of $23 million in 2004, $4 million in 2003 and $29 million in 2002.
     The cumulative effect of changes in accounting principles was reduced by an income tax benefit of $38 million in 2003 and $6 million in 2002.

     Additional paid-in capital was credited $75 million in 2004, $30 million in 2003 and $7 million in 2002 for a tax benefit resulting from the exercise of certain stock options.


NOTE 11   STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

     The following is an analysis of common stock:

(shares in thousands)                                                                 Common Stock
================================================================================     ==============
Balance, December 31, 2001                                                                  374,126
    Issued                                                                                    1,027
    Options exercised and other, net                                                          2,707
--------------------------------------------------------------------------------     --------------
Balance, December 31, 2002                                                                  377,860
    Issued                                                                                    1,156
    Options exercised and other, net                                                          8,032
--------------------------------------------------------------------------------     --------------
Balance, December 31, 2003                                                                  387,048
    Issued                                                                                      813
    Options exercised and other, net                                                          8,866
--------------------------------------------------------------------------------     --------------
BALANCE, DECEMBER 31, 2004                                                                  396,727
================================================================================     ==============

NONREDEEMABLE PREFERRED STOCK
     Occidental has authorized 50,000,000 shares of preferred stock with a par value of $1.00 per share. At December 31, 2004, 2003 and 2002, Occidental had no outstanding shares of preferred stock.

EARNINGS PER SHARE AND ANTI-DILUTIVE COMPUTATIONS
     Basic earnings per share was computed by dividing net income plus, in 2003 and 2002, the effect of repurchase of trust preferred securities by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share further assumes the dilutive effect of stock options.

     The following are the share amounts used to compute the basic and diluted earnings per share for the years ended December 31:

In millions                                                       2004                  2003                  2002
=======================================================    ==================    ==================    ==================
BASIC EARNINGS PER SHARE
  Basic Shares Outstanding                                              395.6                 383.9                 376.2
                                                           ==================    ==================    ==================

DILUTED EARNINGS PER SHARE
  Basic shares outstanding                                              395.6                 383.9                 376.2
  Dilutive effect of exercise of options outstanding                      4.7                   3.9                   2.7
  Other                                                                    .8                    .8                    .6
                                                           ------------------    ------------------    ------------------
     Dilutive Shares                                                    401.1                 388.6                 379.5
=======================================================    ==================    ==================    ==================

     The following items were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the years ended December 31:

                                                                  2004                  2003                  2002
=======================================================    ==================    ==================    ==================
STOCK OPTIONS
  Number of anti-dilutive options (in millions)                   NONE                  None                         0.02
  Price range                                                      --                    --            $29.063 -- $29.438
  Expiration range                                                 --                    --            12/1/07 -- 4/29/08
-------------------------------------------------------    ------------------    ------------------    ------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
     AOCI consisted of the following:

Balance at December 31, (in millions)                                                   2004                  2003
=============================================================================    ==================    ==================
Foreign currency translation adjustments                                         $              (15)   $              (18)
Derivative mark-to-market adjustments                                                           (17)                  (24)
Minimum pension liability adjustments                                                             3                     3
Unrealized gains on securities                                                                  184                    89
                                                                                 ------------------    ------------------
TOTAL                                                                            $              155    $               50
=============================================================================    ==================    ==================

NOTE 12   STOCK INCENTIVE PLANS
--------------------------------------------------------------------------------

     Occidental has established several stock incentive plans offering certain employees and management stock options, restricted stock, stock appreciation rights and performance stock awards. These awards are granted under the 1995 and 2001 Incentive Stock Plans. The 1995 Plan was terminated, for the purposes of further award grants, upon the effective date of the 2001 Plan; however, certain 1995 Plan award grants are outstanding at December 31, 2004. An aggregate of 27 million share-based awards are reserved for issuance under the 2001 Plan and at December 31, 2004, approximately 5.6 million share-based awards were available for future awards. Occidental has also established the 1996 Restricted Stock Plan for non-employee directors, where non-employee directors receive awards of restricted stock as additional compensation for their services as members of the Board of Directors. A maximum of 250,000 shares of stock may be awarded under the Directors Plan and at December 31, 2004, approximately 110,000 shares of common stock were available for future grants.
     Occidental applies the intrinsic value method in accounting for its stock incentive plans. The pro forma effect on net income and earnings per share, had Occidental applied the fair value recognition provisions of SFAS No. 123, is shown in Note 1.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
     Under the stock option plan, certain employees are granted awards that are settled in physical stock. Certain employees are granted stock appreciation rights (SARs) awards that are settled only in cash. Exercise prices are equal to the quoted market value of Occidental's stock on the date of grant. Generally, the options and SARs vest ratably over three years with a maximum term of ten years and one month. Under certain conditions, the stock option and SARs awards are forfeitable.
     The following is a summary of stock option and SARs transactions during 2004, 2003 and 2002 (Options and SARs in thousands):

                                                 2004                                   2003                      2002
                          -------------------------------------------------   -----------------------   -----------------------
                                        WEIGHTED                  WEIGHTED                  Weighted                  Weighted
                                         AVERAGE                   AVERAGE                   Average                   Average
                                        EXERCISE                  EXERCISE                  Exercise                  Exercise
                            OPTIONS       PRICE        SARS         PRICE       Options       Price       Options       Price
=======================   ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
BEGINNING BALANCE             23,012   $    26.53           --   $       --       26,972   $    24.22       25,390   $    23.40
Granted or issued                886   $    49.32        3,504   $    49.32        5,191   $    31.13        4,904   $    26.43
Exercised                     (9,563)  $    24.95           --   $       --       (8,999)  $    22.30       (3,097)  $    21.12
Forfeited or expired             (53)  $    26.59           (1)  $    49.32         (152)  $    24.96         (225)  $    22.52
                          ----------                ----------                ----------                ----------

ENDING BALANCE                14,282   $    28.99        3,503   $    49.32       23,012   $    26.53       26,972   $    24.22

EXERCISABLE AT YEAR END        8,715   $    26.58           --   $       --       12,535   $    24.62       16,186   $    23.33
-----------------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

     The following is a summary of stock options and SARs outstanding at December 31, 2004 (Options and SARs in thousands):

                                                      UNITS OUTSTANDING                         EXERCISABLE
                                             -----------------------------------       ----------------------------
                                                 WEIGHTED            WEIGHTED                            WEIGHTED
                                                  AVERAGE             AVERAGE                             AVERAGE
RANGE OF                                         REMAINING            EXERCISE                            EXERCISE
EXERCISE PRICES            OUTSTANDING       CONTRACTUAL LIFE          PRICE           EXERCISABLE         PRICE
====================       ===========       ================      =============       ===========     ============
OPTIONS
    $14.88 -- $20.50             635                4.9              $   20.28               635         $  20.28
    $23.13 -- $26.43           5,254                5.5              $   26.05             3,777         $  25.90
    $26.75 -- $31.13           7,507                7.7              $   29.39             4,303         $  28.10
    $49.32 -- $49.32             886                9.5              $   49.32                --         $     --
                           -----------                                                 -----------
    $14.88 -- $49.32          14,282                6.9              $   28.99             8,715         $  26.58
                           ===========                                                 ===========
SARS
    $49.32 -- $49.32           3,503                9.5              $   49.32                --         $     --
--------------------       -----------       ----------------      -------------       -----------     ------------

RESTRICTED AND PERFORMANCE STOCK PLANS
RESTRICTED STOCK PLANS
     Under the restricted stock plans, certain executives are awarded restricted common stock and the right to receive shares (Share Units). The restricted stock and Share Units vest between three and five years and are forfeitable under certain conditions. The Share Units are generally deferred until retirement. Restricted stock and vested Share Units are included in the basic shares outstanding, while the unvested restricted stock and unvested Share Units are included in the diluted shares outstanding.

     A summary of Occidental's unvested restricted stock and Share Units as of December 31, 2004, 2003 and 2002, and changes during the respective years ended, is presented below (restricted stock and Share Units in thousands):

                                              2004                          2003                          2002
                                   -------------------------     -------------------------     -------------------------
                                   RESTRICTED      WEIGHTED      Restricted      Weighted      Restricted      Weighted
                                    STOCK AND       AVERAGE       Stock and       Average       Stock and       Average
                                      SHARE       GRANT DATE        Share       Grant Date        Share       Grant Date
                                      UNITS       FAIR VALUE        Units       Fair Value        Units       Fair Value
==============================     ==========     ==========     ==========     ==========     ==========     ==========
Unvested at January 1                   1,754     $    29.28          1,466     $    25.25            623     $    23.49
Granted or issued                         719     $    50.69            815     $    33.10            927     $    26.73
Vested                                 (1,068)    $    30.02           (527)    $    24.00            (84)    $    28.50
                                   ----------                    ----------                    ----------

Unvested at December 31                 1,405     $    39.47          1,754     $    29.28          1,466     $    25.25
------------------------------     ----------     ----------     ----------     ----------     ----------     ----------

PERFORMANCE STOCK PLANS
     Under the performance stock plans, certain executives are awarded performance stock. The performance stock contingently vests at the end of a four-year period, with payouts that range from zero to 200 percent of the target award. As the unvested performance stock awards are contingently issuable shares, they are not included in the computation of basic or diluted earnings per share calculation.

     A summary of Occidental's unvested performance stock as of December 31, 2004, 2003 and 2002, and changes during the respective years ended, is presented below (performance stock in thousands):

                                           2004                    2003                    2002
                                    PERFORMANCE STOCK       Performance Stock       Performance Stock
==============================     ===================     ===================     ===================
Unvested at January 1 (a)                        2,562                   2,855                   2,470
Granted (a)                                        388                     569                     622
Vested                                            (653)                   (805)                   (188)
Forfeited (b)                                      (70)                    (57)                    (49)
                                   -------------------     -------------------     -------------------

Unvested at December 31 (a)                      2,227                   2,562                   2,855
==============================     ===================     ===================     ===================

(a) Unvested awards and award grants are presented at the maximum 200 percent payout.
(b) Forfeitures primarily represent the performance stock that did not vest due to not meeting the maximum performance criteria.


NOTE 13   RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
--------------------------------------------------------------------------------

     Occidental has various benefit plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

DEFINED CONTRIBUTION PLANS
     All domestic employees and certain foreign national employees are eligible to participate in one or more of the defined contribution retirement or savings plans that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, age level, and/or employee contributions. Certain salaried employees participate in a supplemental retirement plan that provides restoration of benefits lost due to governmental limitations on qualified retirement benefits. The accrued liabilities for the supplemental retirement plan were $60 million, $55 million and $52 million as of December 31, 2004, 2003 and 2002, respectively, and Occidental expensed $59 million in 2004, $59 million in 2003 and $57 million in 2002 under the provisions of these defined contribution and supplemental retirement plans.

DEFINED BENEFIT PLANS
     Participation in the defined benefit plans is limited and approximately 1,200 domestic and 800 foreign national employees, mainly union, nonunion hourly and certain acquired employees with grandfathered benefits, are currently accruing benefits under these plans.
     Pension costs for Occidental's defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.

OTHER POSTRETIREMENT BENEFIT PLANS
     Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. The benefits generally are funded by Occidental as the benefits are paid during the year. The cost of providing these benefits is based on claims filed and insurance premiums paid for the period. The total benefit costs including the postretirement costs were approximately $98 million in 2004, $94 million in 2003, and $91 million in 2002.
     On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Regulations governing the Medical Prescription drug benefit and other key elements of the Medicare Modernization Act were released by the Department of Health and Human Services Centers for Medicare and Medicaid Services on January 21, 2005. Occidental intends to review its retiree health care plans in light of these final regulations, which may change Occidental's obligations under the plan. At this time, Occidental is unable to determine the impact of the new Medicare provisions. Therefore, the retiree medical obligations and costs reported do not reflect the impact of this legislation in accordance with FSP No. FAS 106-2. Once Occidental is able to determine the impact of these provisions, it will adopt the accounting requirements of this standard.

OBLIGATIONS AND FUNDED STATUS
     Occidental uses a measurement date of December 31 for all defined pension and postretirement benefit plans.

                                                             Pension Benefits              Postretirement Benefits
                                                           --------------------    --------------------------------------------
                                                                                      Unfunded Plans           Funded Plans
                                                                                   --------------------    --------------------
For the years ended December 31, (in millions)               2004        2003        2004        2003        2004        2003
=======================================================    ========    ========    ========    ========    ========    ========
CHANGES IN BENEFIT OBLIGATION:
Benefit obligation -- beginning of year                    $    392    $    357    $    544    $    501    $     19    $     14
   Service cost -- benefits earned during the period             12          13           7           6           1           1
   Interest cost on projected benefit obligation                 24          23          32          33           1           1
   Actuarial loss                                                32          19          55          52           5           4
   Foreign currency exchange rate changes                        11           3          --          --          --          --
   Benefits paid                                                (23)        (22)       (52)         (48)         (1)         (1)
   Plan amendments                                               --          (1)         --          --          --          --
                                                           --------    --------    --------    --------    --------    --------
Benefit obligation -- end of year                          $    448    $    392    $    586    $    544    $     25    $     19
=======================================================    ========    ========    ========    ========    ========    ========
CHANGES IN PLAN ASSETS:
Fair value of plan assets -- beginning of year             $    309    $    251    $     --    $     --    $      1    $     --
   Actual return on plan assets                                  46          48          --          --          --          --
   Foreign currency exchange rate changes                         1           1          --          --          --          --
   Employer contribution                                         65          31          --          --           1           2
   Benefits paid                                                (23)        (22)         --          --          (1)         (1)
                                                           --------    --------    --------    --------    --------    --------
Fair value of plan assets -- end of year                   $    398    $    309    $     --    $     --    $      1    $      1
=======================================================    ========    ========    ========    ========    ========    ========
FUNDED STATUS:
Unfunded obligation                                        $    (50)   $    (83)   $   (586)   $   (544)   $    (24)   $    (18)
Unrecognized prior service cost                                   3           4           8           8          --          --
Unrecognized net loss                                            72          64         213         170          13           8
                                                           --------    --------    --------    --------    --------    --------
Net amount recognized                                      $     25    $    (15)   $   (365)   $   (366)   $    (11)   $    (10)
=======================================================    ========    ========    ========    ========    ========    ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligation in excess of plan assets were $111 million, $99 million and $20 million, respectively, as of December 31, 2004 and $184 million, $166 million and $96 million, respectively, as of December 31, 2003. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with plan assets in excess of accumulated benefit obligation were $337 million, $326 million, and $378 million respectively, as of December 31, 2004 and $208 million, $205 million, and $213 million, respectively, as of December 31, 2003.

     In 2002, a 401(h) account was established within one of Occidental's defined benefit pension plans. This plan allows Occidental to fund postretirement medical benefits for employees at one of its operations. Contributions to this 401(h) account are made at Occidental's discretion. All of Occidental's other postretirement benefit plans are unfunded.

     Amount recognized in the consolidated balance sheets consists of:

                                                             Pension Benefits              Postretirement Benefits
                                                           --------------------    --------------------------------------------
                                                                                      Unfunded Plans           Funded Plans
                                                                                   --------------------    --------------------
For the years ended December 31, (in millions)               2004        2003        2004        2003        2004        2003
=======================================================    ========    ========    ========    ========    ========    ========
Prepaid benefit cost                                       $    110    $     66    $     --    $     --    $     --    $     --
Accrued benefit liability                                       (85)        (81)       (365)       (366)        (11)        (10)
                                                           --------    --------    --------    --------    --------    --------
Net amount recognized                                      $     25    $    (15)   $   (365)   $   (366)   $    (11)   $    (10)
=======================================================    ========    ========    ========    ========    ========    ========

     Occidental recorded a credit to accumulated other comprehensive income of $13 million in 2003 and a charge of $5 million in 2002, to reflect the net-of-tax difference between the additional liability required under pension accounting provisions and the corresponding intangible asset. No amount was recorded to accumulated other comprehensive income in 2004.

COMPONENTS OF NET PERIODIC BENEFIT COST

                                                        Pension Benefits                     Postretirement Benefits
                                                    ------------------------   ---------------------------------------------------
                                                                                    Unfunded Plans              Funded Plans
                                                                               ------------------------   ------------------------
For the years ended December 31, (in millions)       2004     2003     2002     2004     2003     2002     2004     2003     2002
=================================================   ======   ======   ======   ======   ======   ======   ======   ======   ======
NET PERIODIC BENEFIT COSTS:
Service cost -- benefits earned during the period   $   12   $   13   $   10   $    7   $    6   $    6   $    1   $    1   $   --
   Interest cost on benefit obligation                  23       23       26       32       33       33        1        1        1
   Expected return on plan assets                      (25)     (20)     (20)      --       --       --       --       --       --
   Amortization of prior service cost                    1        1        1        1        1       --       --       --       --
   Recognized actuarial loss                             2        3        1       11        8        6       --       --       --
   Curtailments and settlements                         --       --        1       --       --       --       --       --       --
   Currency adjustments                                 11        2       (8)      --       --       --       --       --       --
                                                    ------   ------   ------   ------   ------   ------   ------   ------   ------
Net periodic benefit cost                           $   24   $   22   $   11   $   51   $   48   $   45   $    2   $    2   $    1
=================================================   ======   ======   ======   ======   ======   ======   ======   ======   ======

ADDITIONAL INFORMATION
     Occidental's defined benefit pension and postretirement defined benefit plans are accrued based on various assumptions and discount rates. Fair value of assets is used to determine pension expense. Occidental funds and expenses negotiated pension increases for domestic union employees over the term of their collective bargaining agreement.

     The following table sets forth the weighted average assumptions used to determine Occidental's benefit obligation and net periodic benefit cost for domestic plans:

                                                             Pension Benefits              Postretirement Benefits
                                                           --------------------    --------------------------------------------
                                                                                      Unfunded Plans           Funded Plans
                                                                                   --------------------    --------------------
For the years ended December 31, (in millions)               2004        2003        2004        2003        2004        2003
=======================================================    ========    ========    ========    ========    ========    ========
BENEFIT OBLIGATION ASSUMPTIONS:
   Discount rate                                              5.50%       6.00%       5.50%       6.00%       5.50%       6.00%
   Rate of compensation increase                              4.00        4.00          --          --          --          --
NET PERIODIC BENEFIT COST ASSUMPTIONS:
   Discount rate                                              6.00%       6.65%       6.00%       6.65%       6.00%       6.65%
   Expected long term rate of return on assets                8.00        8.00          --          --        8.00        8.00
   Rate of compensation increase                              4.00        4.00          --          --          --          --
=======================================================    ========    ========    ========    ========    ========    ========

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

     For pension plans outside of the United States, the assumptions used in determining the benefit obligation vary by country. For countries in hyperinflationary environments, real discount rates were used. The real discount rates used in these countries ranged from a low of 4.8 percent to a high of 5.5 percent at both December 31, 2004 and 2003. For countries under a more stable inflationary environment, the nominal discount rates were used in determining the benefit obligation. The nominal discount rates used ranged from a low of 4 percent to a high of 8 percent at both December 31, 2004 and 2003. Occidental bases its discount rate for foreign pension plans on rates indicative of government and/or investment grade corporate debt in the applicable country. The average rate of increase in future compensation levels ranged from a low of 3 percent to a high of 7 percent in 2004 and from a low of 3 percent to a high of 8 percent in 2003, dependent on local economic conditions and salary budgets. The expected long-term rate of return on plan assets was 5.5 percent in excess of local inflation in both 2004 and 2003.
     The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates projected at a Consumer Price Index (CPI) increase of 3 percent as of December 31, 2004 and 2003 (beginning in 1993, participants other than certain union employees have paid for all medical cost increases in excess of increases in the CPI). For certain union employees, the health care cost trend rates were projected at annual rates ranging ratably from 12 percent in 2004 to 6 percent through the year 2010 and level thereafter. A 1-percent increase or a 1-percent decrease in these assumed health care cost trend rates would result in an increase of $17 million or a reduction of $16 million, respectively, in the postretirement benefit obligation as of December 31, 2004, and an increase or reduction of $1 million in interest cost in 2004. The annual service costs would not be materially affected by these changes
     The actuarial assumptions used could change in the near term as a result of changes in expected future trends and other factors that, depending on the nature of the changes, could cause increases or decreases in the plan liabilities accrued.

     Asset allocations of Occidental's defined benefit pension and funded postretirement benefit plans at December 31, 2004 and 2003 are as follows:

                                                                         Pension Benefits                Postretirement Benefit
                                                                       ----------------------           -----------------------
                                                                                                              Funded Plans
                                                                                                        -----------------------
For the years ended December 31,                                         2004         2003                 2004         2003
===========================================================           ==========   ==========           ==========   ==========
Asset Category:
   Equity securities                                                         56%          60%                  58%          --%
   Debt securities                                                           44           40                   42          100
                                                                      ----------   ----------           ----------   ----------
Total                                                                       100%         100%                 100%         100%
===========================================================           ==========   ==========           ==========   ==========

     Occidental employs a total return investment approach that uses a mix of equity and fixed income investments to maximize the long-term return of plan assets at a prudent level of risk. The investments are monitored by Occidental's Investment Committee in its role as fiduciary. The Investment Committee, consisting of senior Occidental executives, selects and employs various external professional investment management firms to manage specific assignments across the spectrum of asset classes. The resulting aggregate investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as differing styles and market capitalizations. Other asset classes such as private equity and real estate may be used to enhance long-term returns while improving portfolio diversification. Investment performance is measured and monitored on an ongoing basis through quarterly investment and manager guideline compliance reviews, annual liability measurements, and periodic studies.
     Occidental expects to contribute $3 million to its defined benefit pension plans during 2005. All of the contributions are expected to be in the form of cash.

     Estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

For the years ended December 31, (in millions)                           Pension Benefits               Postretirement Benefits
===========================================================           =======================           =======================
2005                                                                       $          22                     $          54
2006                                                                                  22                                55
2007                                                                                  23                                55
2008                                                                                  24                                54
2009                                                                                  24                                54
2010 -- 2014                                                                         139                               265
===========================================================           =======================           =======================

NOTE 14   INVESTMENTS AND RELATED-PARTY TRANSACTIONS
--------------------------------------------------------------------------------

     At December 31, 2004 and 2003, investments in unconsolidated entities comprised $1,003 million and $870 million of equity method investments and $310 million and $40 million of advances to equity method investees, respectively. The remainder of the balances reflects available-for-sale securities.

EQUITY INVESTMENTS
     At December 31, 2004, Occidental's equity investments consist mainly of a 17-percent interest in Lyondell Chemical Company acquired in August 2002, a 24.5-percent interest in the stock of Dolphin Energy (see Note 3 for further discussion), and other various partnerships and joint ventures, discussed below. Equity investments paid dividends of $91 million, $81 million and $22 million to Occidental in 2004, 2003 and 2002, respectively. At December 31, 2004, cumulative undistributed earnings of equity-method investees since acquisition were $58 million. At December 31, 2004, Occidental's investments in equity investees exceeded the underlying equity in net assets by $413 million, of which $293 million represents goodwill that will not be amortized and $115 million represents intangible assets, which is amortized over the life of the underlying lease of the assets, when placed into service.
     In November 2004, Lyondell acquired Millennium Chemical Company by issuing additional shares of Lyondell common stock. Under SEC SAB No. 51, Occidental is required to record its share of the increase in Lyondell's net equity resulting from this issuance. The effect of this is an increase of $121 million in the carrying value of Occidental's investment in Lyondell and an increase in Occidental's net income of $77 million after-tax. Occidental owns 41.3 million shares of Lyondell common stock. As a result of the stock issuance, Occidental's ownership percentage of Lyondell has decreased from approximately 22 percent to 17 percent. Because Occidental continues to have significant influence on Lyondell, it will continue to record this investment under the equity method.
     The fair value of Lyondell stock owned by Occidental was $1.2 billion and $670 million at December 31, 2004 and 2003, respectively.

     The following table presents Occidental's percentage interest in the summarized financial information of its equity method investments:

For the years ended December 31, (in millions)                         2004        2003        2002
=================================================================    ========    ========    ========
Revenues                                                             $  1,785    $  1,179    $  1,782
Costs and expenses                                                      1,672       1,188       2,043
                                                                     --------    --------    --------

Net income (loss)                                                    $    113    $     (9)   $   (261)
=================================================================    ========    ========    ========

Balance at December 31,                                                2004        2003
=================================================================    ========    ========

Current assets                                                       $    915    $    366
Non-current assets                                                   $  2,570    $  1,860
Current liabilities                                                  $    718    $    432
Long-term debt                                                       $  1,574    $  1,001
Other non-current liabilities                                        $    603    $    394
Stockholders' equity                                                 $    590    $    399
-----------------------------------------------------------------    --------    --------

     In July 2004, Dolphin Energy entered into an agreement with banks to provide a $1.36 billion bridge loan for the Dolphin Project. Occidental guaranteed 24.5 percent of the obligations of Dolphin Energy under this bank agreement. See Note 3 for further information.
     In Ecuador, Occidental has a 14-percent interest in the OCP oil export pipeline. Occidental made capital contributions of $64 million in 2003, of which $60 million was converted to a note receivable in 2004. As of December 31, 2004, Occidental has contributed and advanced a total of $78 million to the project.
     The OCP project was funded in part by senior project debt. The senior project debt is to be repaid with the proceeds of ship-or-pay tariffs of certain upstream producers in Ecuador, including Occidental. Under their ship-or-pay commitments, Occidental and the other upstream producers have each assumed their respective share of project-specific risks, including operating risk, political risk and force-majeure risk. Occidental would be required to make an advance tariff payment in the event of prolonged force majeure, upstream expropriation events, bankruptcy of the pipeline company or its parent company, abandonment of the project, termination of an investment guarantee agreement with Ecuador, or certain defaults by Occidental. This advance tariff would be used by the pipeline company to service or prepay project debt. Occidental's obligation relating to the pipeline company's senior project debt totaled $104 million, and Occidental's obligations relating to performance bonds totaled $14 million at December 31, 2004. As Occidental ships product using the pipeline, its overall obligations will decrease with the reduction of the pipeline company's senior project debt.

     Occidental has a 50-percent interest in Elk Hills Power LLC (EHP), a limited liability company that operates a gas-fired, power-generation plant in California. OCP and EHP are VIEs under the provisions of FIN 46. Occidental has concluded it is not the primary beneficiary of OCP or EHP and, therefore, accounts for these investments using the equity method.

ADVANCES TO EQUITY INVESTEES
     In 2004, Occidental advanced $204 million to an equity method investee under a note receivable (Note). The Note bears interest at 2 percent and is due December 31, 2007. In 2003, Occidental contributed $60 million to an equity method investee that was converted to a subordinated revolving credit agreement (Revolver) in 2004. The Revolver bears interest at 18 percent and expires on December 31, 2021.

AVAILABLE-FOR-SALE SECURITIES
     Occidental accounts for its investment in Premcor Inc., an independent petroleum refiner, as an available-for-sale security carried at fair value. As of December 31, 2004 and 2003, the fair value of Occidental's investment in Premcor was $381 million and $235 million, respectively, with cumulative unrealized after-tax gains of $184 million and $89 million, respectively, in OCI.

RELATED-PARTY TRANSACTIONS
     Occidental purchases power, steam and chemicals from its equity investees and sells chemicals and power to its equity investees at market related prices. During 2004, 2003 and 2002, Occidental entered into the following transactions and had amounts due from/to with its related parties:

For the years ended December 31, (in millions)                                          2004           2003           2002
================================================================================     ==========     ==========     ==========
Purchases                                                                            $    1,035     $      707     $      604
Sales                                                                                       517            502            284
Services                                                                                     13              1              7
Advances and amounts due from (a)                                                           315             74             82
Amounts due to                                                                               23             21             70
--------------------------------------------------------------------------------     ----------     ----------     ----------

(a) Amounts have been restated in prior periods to include advances to conform to current year presentation.


NOTE 15   INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
--------------------------------------------------------------------------------

     Occidental has identified two reportable segments through which it conducts its continuing operations: oil and gas and chemical. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The oil and gas segment explores for, develops, produces and markets crude oil and natural gas domestically and internationally. The chemical segment manufactures and markets, domestically and internationally, basic chemicals, vinyls and performance chemicals.
     Earnings of industry segments and geographic areas generally exclude interest income, interest expense, environmental remediation expenses, unallocated corporate expenses, discontinued operations and cumulative effect of changes in accounting principles, but include income from equity investments (except as noted below) and gains and losses from dispositions of segment and geographic area assets.
     Foreign income and other taxes and certain state taxes are included in segment earnings on the basis of operating results. U.S. federal income taxes are not allocated to segments except for amounts in lieu thereof that represent the tax effect of operating charges resulting from purchase accounting adjustments, which arose from the implementation in 1992 of SFAS No. 109, "Accounting for Income Taxes," and the tax effects resulting from major, infrequently occurring transactions such as asset sales and legal settlements that relate to segment results.
     Identifiable assets are those assets used in the operations of the segments. Corporate and other assets consist of cash, short-term investments, certain corporate receivables, a 17-percent equity investment in Lyondell, a 12-percent ownership interest in Premcor, Inc., a leased cogeneration facility in Taft, Louisiana and a common carrier oil pipeline company.

INDUSTRY SEGMENTS
In millions

                                                                                                     Corporate
                                                                   Oil and Gas       Chemical         and Other          Total
=============================================================      ===========      ===========      ===========      ===========
YEAR ENDED DECEMBER 31, 2004
   Net sales                                                       $     7,582 (a)  $     3,675 (b)  $       111 (i)  $    11,368
                                                                   ===========      ===========      ===========      ===========

   Pretax operating profit(loss)                                   $     4,311      $       414      $      (411)(d)  $     4,314
   Income taxes                                                           (767)              (2)            (939)(e)       (1,708)
   Discontinued operations, net                                             --               --              (38)             (38)
                                                                   -----------      -----------      -----------      -----------

   Net income(loss) (c)                                            $     3,544      $       412      $    (1,388)(g)  $     2,568
                                                                   ===========      ===========      ===========      ===========

   Unconsolidated equity investments                               $       426      $        83      $     1,218      $     1,727
                                                                   ===========      ===========      ===========      ===========

   Property, plant and equipment additions, net (h)                $     1,649      $       155      $        39      $     1,843
                                                                   ===========      ===========      ===========      ===========

   Depreciation, depletion and amortization                        $     1,041      $       243      $        19      $     1,303
                                                                   ===========      ===========      ===========      ===========

   Total assets                                                    $    14,549      $     3,470      $     3,372      $    21,391
=============================================================      ===========      ===========      ===========      ===========

YEAR ENDED DECEMBER 31, 2003
   Net sales                                                       $     6,003 (a)  $     3,092 (b)  $       145 (i)  $    9,240
                                                                   ===========      ===========      ===========      ===========

   Pretax operating profit(loss)                                   $     3,229      $       223      $      (620)(d)  $     2,832
   Income taxes                                                           (565)              (3)            (663)(e)       (1,231)
   Discontinued operations, net                                             --               --               (6)              (6)
   Cumulative effect of changes in accounting principles, net               --               --              (68)             (68)
                                                                   -----------      -----------      -----------      -----------

   Net income(loss) (c)                                            $     2,664      $       220      $    (1,357)(g)  $     1,527
                                                                   ===========      ===========      ===========      ===========

   Unconsolidated equity investments                               $       386      $        61      $       708      $     1,155
                                                                   ===========      ===========      ===========      ===========

   Property, plant and equipment additions, net (h)                $     1,237      $       344      $        19      $     1,600
                                                                   ===========      ===========      ===========      ===========

   Depreciation, depletion and amortization                        $       957      $       203      $        15      $     1,175
                                                                   ===========      ===========      ===========      ===========

   Total assets                                                    $    13,089      $     3,512      $     1,567      $    18,168
=============================================================      ===========      ===========      ===========      ===========

YEAR ENDED DECEMBER 31, 2002
   Net sales                                                       $     4,634 (a)  $     2,613 (b)  $        --      $     7,247
                                                                   ===========      ===========      ===========      ===========

   Pretax operating profit(loss)                                   $     2,181      $       (99)     $      (468)(d)  $     1,614
   Income taxes                                                           (474)             403             (362)(e)         (433)
   Discontinued operations, net                                             --               --              (97)             (97)
   Cumulative effect of changes in accounting principles, net               --               --              (95)             (95)
                                                                   -----------      -----------      -----------      -----------

   Net income(loss) (c)                                            $     1,707      $       304 (f)  $    (1,022)(g)  $       989
                                                                   ===========      ===========      ===========      ===========

   Unconsolidated equity investments                               $       339      $       (11)     $       728      $     1,056
                                                                   ===========      ===========      ===========      ===========

   Property, plant and equipment additions, net (h)                $     1,038      $       107      $        89      $     1,234
                                                                   ===========      ===========      ===========      ===========

   Depreciation, depletion and amortization                        $       819      $       180      $        10      $     1,009
                                                                   ===========      ===========      ===========      ===========

   Total assets                                                    $    12,271      $     3,069      $     1,208      $    16,548
=============================================================      ===========      ===========      ===========      ===========

Footnotes:
----------
(a) Oil sales represented approximately 78 percent, 74 percent and 77 percent of net oil and gas sales for the periods ended December 31, 2004, 2003 and 2002, respectively. In 2004, sales to a major oil and gas company totaled approximately 10.5 percent of consolidated net sales. The loss of this customer would have no impact on Occidental since crude oil and natural gas are both commodities and are actively traded on futures markets and the oil and gas could be sold to other market participants.
(b)  Total product sales for the chemical segment were as follows:

                                                      Basic Chemicals        Commodity Vinyl Resins      Performance Chemicals
                                                  ======================     ======================     ======================
          YEAR ENDED DECEMBER 31, 2004                      33%                        57%                        10%
          Year ended December 31, 2003                      36%                        52%                        12%
          Year ended December 31, 2002                      38%                        49%                        13%

Footnotes continued:
--------------------
(c) Segment earnings include charges and credits for major infrequently occurring transactions in lieu of U.S. federal income taxes. In 2003, the amounts allocated to the oil and gas segment were charges of $6 million. In 2002, the amounts allocated to the segments were charges of $1 million and a credit of $403 million in oil and gas and chemical, respectively.
(d) Includes unallocated net interest expense, administration expense, environmental remediation and other items.
(e)  Includes unallocated income taxes.
(f) Chemicals includes the 2002 gain on sale of Equistar investment of $164 million, net of tax.

(g) Includes the following significant items affecting earnings for the years ended December 31:

          Benefit (Charge)  (In millions)                                2004           2003           2002
          =======================================================     ==========     ==========     ==========
          CORPORATE
             Gain on Lyondell stock issuance                          $      121     $       --     $       --
             Trust preferred redemption charge                               (11)            --             --
             Settlement of federal tax issues                                 47             --             --
             Debt repayment charge                                            --            (61)            --
             Tax effect of pre-tax adjustments                               (40)            21             --
             Discontinued operations, net  *                                 (38)            (6)           (97)
             Changes in accounting principles, net  *                         --            (68)           (95)
          --------------------------------------------------------    ----------     ----------     ----------

          * Amounts shown after-tax.

(h) Excludes acquisitions of businesses. Amounts include capitalized interest of $10 million in 2004, $4 million in 2003 and $12 million in 2002.
(i) The 2004 amount represents revenue from a common carrier oil pipeline company and an electricity cogeneration facility in Taft, Louisiana. The 2003 amount represents revenue from the cogeneration facility.


GEOGRAPHIC AREAS
In millions

                                                      Net sales (a)                Property, plant and equipment, net
                                       --------------------------------------    --------------------------------------
For the years ended December 31,          2004          2003          2002          2004          2003          2002
===================================    ==========    ==========    ==========    ==========    ==========    ==========
    United States                      $    8,055    $    6,719    $    5,107    $   11,612    $   11,581    $   10,974
    Qatar                                     900           691           566         1,497         1,171           955
    Colombia                                  629           489           381           207           100            98
    Yemen                                     538           472           422           329           349           316
    Ecuador                                   488           220            98           290           224           176
    Canada                                    230           206           150            36            38            33
    Oman                                      253           178           158           271           229           155
    Pakistan                                  171           168           151           123           156           189
    United Arab Emirates                       --            --            --           240           109            93
    Other Foreign                             104            97           214            28            27            25
                                       ----------    ----------    ----------    ----------    ----------    ----------
        Total                          $   11,368    $    9,240    $    7,247    $   14,633    $   13,984    $   13,014
===================================    ==========    ==========    ==========    ==========    ==========    ==========

(a) Sales are shown by individual country based on the location of the entity making the sale.

NOTE 16   COSTS AND RESULTS OF OIL AND GAS PRODUCING ACTIVITIES
--------------------------------------------------------------------------------

     Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

                                                         Consolidated Subsidiaries
                                    ------------------------------------------------------------------
                                                                                Other
                                      United         Latin        Middle        Eastern                      Other
In millions                           States        America        East       Hemisphere       Total       Interests (c)
================================    ==========    ==========    ==========    ==========    ==========    ==========
DECEMBER 31, 2004
    Proved properties               $   11,480    $    1,238    $    4,048    $      256    $   17,022    $       32
    Unproved properties (a)                457            20            18            --           495            --
                                    ----------    ----------    ----------    ----------    ----------    ----------

    TOTAL PROPERTY COSTS                11,937         1,258         4,066           256        17,517            32
    Support facilities                     500            56           100            86           742            15
                                    ----------    ----------    ----------    ----------    ----------    ----------

    TOTAL CAPITALIZED COSTS (b)         12,437         1,314         4,166           342        18,259            47
    Accumulated depreciation,
      depletion and amortization        (3,553)         (816)       (1,829)         (217)       (6,415)          (13)
                                    ----------    ----------    ----------    ----------    ----------    ----------

NET CAPITALIZED COSTS               $    8,884    $      498    $    2,337    $      125    $   11,844    $       34
================================    ==========    ==========    ==========    ==========    ==========    ==========
DECEMBER 31, 2003
    Proved properties               $   10,547    $      978    $    3,298    $      246    $   15,069    $       34
    Unproved properties (a)                867            10            20            --           897             1
                                    ----------    ----------    ----------    ----------    ----------    ----------

    TOTAL PROPERTY COSTS                11,414           988         3,318           246        15,966            35
    Support facilities                     443            57            97            81           678            --
                                    ----------    ----------    ----------    ----------    ----------    ----------

    TOTAL CAPITALIZED COSTS (b)         11,857         1,045         3,415           327        16,644            35
    Accumulated depreciation,
      depletion and amortization        (2,949)         (720)       (1,557)         (171)       (5,397)           (1)
                                    ----------    ----------    ----------    ----------    ----------    ----------

NET CAPITALIZED COSTS               $    8,908    $      325    $    1,858    $      156    $   11,247    $       34
================================    ==========    ==========    ==========    ==========    ==========    ==========
DECEMBER 31, 2002
    Proved properties               $    9,736    $      883    $    2,706    $      259    $   13,584    $       35
    Unproved properties (a)              1,205             2           102            --         1,309            --
                                    ----------    ----------    ----------    ----------    ----------    ----------

    TOTAL PROPERTY COSTS                10,941           885         2,808           259        14,893            35
    Support facilities                     332            50            58            51           491            --
                                    ----------    ----------    ----------    ----------    ----------    ----------

    TOTAL CAPITALIZED COSTS (b)         11,273           935         2,866           310        15,384            35
    Accumulated depreciation,
      depletion and amortization        (2,560)         (661)       (1,348)         (121)       (4,690)            9
                                    ----------    ----------    ----------    ----------    ----------    ----------
NET CAPITALIZED COSTS
                                    $    8,713    $      274    $    1,518    $      189    $   10,694    $       44
================================    ==========    ==========    ==========    ==========    ==========    ==========

(a)  Primarily consists of California properties.
(b) Includes costs related to leases, exploration costs, lease and well equipment, pipelines and terminals, gas plants and other equipment.
(c) Includes capitalized costs for equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.

     Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, were as follows:

                                                         Consolidated Subsidiaries
                                    ------------------------------------------------------------------
                                                                                Other
                                      United         Latin        Middle        Eastern                      Other
In millions                           States        America        East       Hemisphere       Total       Interests (b)
================================    ==========    ==========    ==========    ==========    ==========    ==========
FOR THE YEAR ENDED
DECEMBER 31, 2004
Property Acquisition Costs
    Proved Properties               $       43    $       94    $       21    $       --    $      158    $      (12)
    Unproved Properties                      4            --            --             4             8            --
Exploration costs                           31            47            28            52           158            --
Development costs                          568           144           715            11         1,438            11
Asset Retirement Costs                      13            12            --            --            25            (1)
                                    ----------    ----------    ----------    ----------    ----------    ----------

COSTS INCURRED (a, b)               $      659    $      297    $      764    $       67    $    1,787    $       (2)
================================    ==========    ==========    ==========    ==========    ==========    ==========
FOR THE YEAR ENDED
DECEMBER 31, 2003
Property Acquisition Costs
    Proved Properties               $      345    $       --    $       19    $       --    $      364    $       --
    Unproved Properties                      4            --            --            --             4            --
Exploration costs                           27            30            17            24            98            (1)
Development costs                          465            98           516            18         1,097            10
Asset Retirement Costs                      12            --            --            --            12            --
                                    ----------    ----------    ----------    ----------    ----------    ----------

COSTS INCURRED (a, b)               $      853    $      128    $      552    $       42    $    1,575    $        9
================================    ==========    ==========    ==========    ==========    ==========    ==========
FOR THE YEAR ENDED
DECEMBER 31, 2002
Property Acquisition Costs
    Proved Properties               $       72    $       --    $       19    $       72    $      163    $       --
    Unproved Properties                     --            --            29            --            29            --
Exploration costs                           54            30            34            16           134            --
Development costs                          457            97           312            24           890             7
                                    ----------    ----------    ----------    ----------    ----------    ----------

COSTS INCURRED (a, b)               $      583    $      127    $      394    $      112    $    1,216    $        7
================================    ==========    ==========    ==========    ==========    ==========    ==========

(a) Excludes capitalized CO2 of $54 million in 2004, $48 million in 2003 and $42 million in 2002.
(b) Includes equity investees' costs in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.

    The results of operations of Occidental's oil and gas producing activities, which exclude oil and gas trading activities and items such as asset dispositions, corporate overhead, interest and royalties, were as follows:

                                                         Consolidated Subsidiaries
                                    -------------------------------------------------------------------
                                                                                 Other
                                      United         Latin        Middle         Eastern                      Other
In millions                           States        America        East        Hemisphere       Total       Interests (c)
================================    ==========    ==========    ==========     ==========    ==========    ==========
FOR THE YEAR ENDED
DECEMBER 31, 2004
    Revenues                        $    4,467    $      994    $    1,690 (a) $      149    $    7,300    $      200
    Production costs                     1,016           168           175             16         1,375           122
    Exploration expenses                   117            28            20             49           214             1
    Other operating expenses               226            73            77             16           392             6
    Depreciation, depletion and
      amortization                         622            96           276             46         1,040            12
                                    ----------    ----------    ----------     ----------    ----------    ----------

    PRETAX INCOME                        2,486           629         1,142             22         4,279            59
    Income tax expense(b)                  689           270           525 (a)         14         1,498             9
                                    ----------    ----------    ----------     ----------    ----------    ----------

    RESULTS OF OPERATIONS           $    1,797    $      359    $      617     $        8    $    2,781    $       50
================================    ==========    ==========    ==========     ==========    ==========    ==========
FOR THE YEAR ENDED
DECEMBER 31, 2003
    Revenues                        $    3,637    $      612    $    1,341 (a) $      147    $    5,737    $      138
    Production costs                       813           122           183             16         1,134            91
    Exploration expenses                    79            20            17             23           139            (1)
    Other operating expenses               207            41            76             13           337             7
    Depreciation, depletion and
      amortization                         637            60           209             48           954            17
                                    ----------    ----------    ----------     ----------    ----------    ----------

    PRETAX INCOME                        1,901           369           856             47         3,173            24
    Income tax expense(b)                  500           179           415 (a)         26         1,120             9
                                    ----------    ----------    ----------     ----------    ----------    ----------

    RESULTS OF OPERATIONS           $    1,401    $      190    $      441     $       21    $    2,053    $       15
================================    ==========    ==========    ==========     ==========    ==========    ==========
FOR THE YEAR ENDED
DECEMBER 31, 2002
    Revenues                        $    2,622    $      453    $    1,146 (a) $      133    $    4,354    $      107
    Production costs                       753            92           137             21         1,003            61
    Exploration expenses                   105            27            28             15           175             1
    Other operating expenses               152            (7)           59              8           212            10
    Depreciation, depletion and
      amortization                         570            41           171             24           806            13
                                    ----------    ----------    ----------     ----------    ----------    ----------

    PRETAX INCOME                        1,042           300           751             65         2,158            22
    Income tax expense(b)                  210           113           357 (a)         28           708            10
                                    ----------    ----------    ----------     ----------    ----------    ----------

    RESULTS OF OPERATIONS           $      832    $      187    $      394     $       37    $    1,450    $       12
================================    ==========    ==========    ==========     ==========    ==========    ==========

(a) Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf.
(b) U.S. federal income taxes reflect expenses allocated for U.S. income tax purposes only related to oil and gas activities, including allocated interest and corporate overhead. Foreign income taxes were included in geographic areas on the basis of operating results.
(c) Includes results of operations for equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.

RESULTS PER UNIT OF PRODUCTION (Unaudited)

                                                         Consolidated Subsidiaries
                                    -------------------------------------------------------------------
                                                                                 Other
                                      United         Latin        Middle         Eastern                       Other
In millions                           States        America        East        Hemisphere       Total   (e)  Interests (d)
================================    ==========    ==========    ==========     ==========    ==========     ==========
FOR THE YEAR ENDED
DECEMBER 31, 2004
   Revenues from net production
     Oil ($/bbl.)                   $    37.72    $    32.75    $    50.85 (a) $    33.13    $    39.56     $    24.31
                                    ==========    ==========    ==========     ==========    ==========     ==========
     Natural gas ($/Mcf)            $     5.35    $       --    $     0.97     $     2.25    $     4.60     $       --
                                    ==========    ==========    ==========     ==========    ==========     ==========
   Barrel of oil equivalent
    ($/bbl.)(b,c)                   $    35.97    $    32.75    $    46.65 (a) $    20.63    $    36.87     $    24.31
   Production costs                       8.18          5.54          4.83           2.21          6.95          12.11
   Exploration expenses                   0.94          0.92          0.55           6.78          1.08           0.09
   Other operating expenses               1.82          2.41          2.13           2.21          1.98           0.83
   Depreciation, depletion and
    amortization                          5.01          3.16          7.62           6.37          5.25           1.66
                                    ----------    ----------    ----------     ----------    ----------     ----------
   PRETAX INCOME                         20.02         20.72         31.52           3.06         21.61           9.62
   Income tax expense                     5.55          8.90         14.49 (a)       1.94          7.57           2.77
                                    ----------    ----------    ----------     ----------    ----------     ----------
   RESULTS OF OPERATIONS            $    14.47    $    11.82    $    17.03     $     1.12    $    14.04     $     6.85
================================    ==========    ==========    ==========     ==========    ==========     ==========
FOR THE YEAR ENDED
DECEMBER 31, 2003
   Revenues from net production
     Oil ($/bbl.)                   $    28.74    $    26.98    $    39.49 (a) $    26.68    $    31.02     $    16.30
                                    ==========    ==========    ==========     ==========    ==========     ==========
     Natural gas ($/Mcf)            $     4.81    $       --    $       --     $     2.04    $     4.49     $       --
                                    ==========    ==========    ==========     ==========    ==========     ==========
   Barrel of oil equivalent
    ($/bbl.)(b,c)                   $    28.57    $    26.98    $    39.49 (a) $    18.52    $    29.90     $    16.30
   Production costs                       6.39          5.38          5.39           2.02          5.91           8.50
   Exploration expenses                   0.62          0.88          0.50           2.90          0.72             --
   Other operating expenses               1.63          1.81          2.24           1.64          1.76           0.79
   Depreciation, depletion and
    amortization                          5.00          2.64          6.15           6.05          4.97           1.93
                                    ----------    ----------    ----------     ----------    ----------     ----------
   PRETAX INCOME                         14.93         16.27         25.21           5.91         16.54           5.08
   Income tax expense                     3.93          7.89         12.22 (a)       3.27          5.84           2.19
                                    ----------    ----------    ----------     ----------    ----------     ----------
   RESULTS OF OPERATIONS            $    11.00    $     8.38    $    12.99     $     2.64    $    10.70     $     2.89
================================    ==========    ==========    ==========     ==========    ==========     ==========
FOR THE YEAR ENDED
DECEMBER 31, 2002
   Revenues from net production
     Oil ($/bbl.)                   $    23.47    $    23.26    $    34.12 (a) $    22.63    $    26.20     $    14.98
                                    ==========    ==========    ==========     ==========    ==========     ==========
     Natural gas ($/Mcf)            $     2.89    $       --    $       --     $     2.08    $     2.81     $       --
                                    ==========    ==========    ==========     ==========    ==========     ==========
   Barrel of oil equivalent
    ($/bbl.)(b,c)                   $    21.30    $    23.26    $    34.12 (a) $    17.76    $    23.71     $    14.98
   Production costs                       6.12          4.72          4.08           2.80          5.46           6.75
   Exploration expenses                   0.85          1.39          0.83           2.00          0.95           0.10
   Other operating expenses               1.23         (0.36)         1.76           1.07          1.15           0.78
   Depreciation, depletion and
    amortization                          4.63          2.11          5.09           3.20          4.39           1.76
                                    ----------    ----------    ----------     ----------    ----------     ----------
   PRETAX INCOME                          8.47         15.40         22.36           8.69         11.76           5.59
   Income tax expense                     1.71          5.80         10.63 (a)       3.74          3.86           2.35
                                    ----------    ----------    ----------     ----------    ----------     ----------
   RESULTS OF OPERATIONS            $     6.76    $     9.60    $    11.73     $     4.95    $     7.90     $     3.24
================================    ==========    ==========    ==========     ==========    ==========     ==========

(a) Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf.
(b) Natural gas volumes have been converted to equivalent barrels based on energy content of six Mcf of gas to one barrel of oil.
(c) Revenues from net production exclude royalty payments and other adjustments.
(d)  Includes results of operations for equity investees in Russia and Yemen.
(e) The computation of results per unit of production included in the denominator 2.1 mmboe and 4.2 mmboe produced by Occidental that were subject to volumetric production payments for the years 2003 and 2002.

2004 QUARTERLY FINANCIAL DATA (Unaudited)       Occidental Petroleum Corporation
In millions, except per-share amounts                           and Subsidiaries

Three months ended                                               MARCH 31  (a)    JUNE 30  (a)  SEPTEMBER 30 (a)   DECEMBER 31
=============================================================   ==========      ==========      ============      ============
Segment net sales
   Oil and gas                                                  $    1,693      $    1,783      $      2,033      $      2,073
   Chemical                                                            834             911               945               985
   Other                                                                30              30                27                24
                                                                ----------      ----------      ------------      ------------

Net sales                                                       $    2,557      $    2,724      $      3,005      $      3,082
                                                                ==========      ==========      ============      ============


Gross profit                                                    $    1,177      $    1,286      $      1,544      $      1,588
                                                                ==========      ==========      ============      ============


Segment earnings
   Oil and gas                                                 $       750      $      814      $      1,003      $        977
   Chemical                                                             54              89               139               130
                                                                ----------      ----------      ------------      ------------
                                                                       804             903             1,142             1,107
Unallocated corporate items
   Interest expense, net
     Debt and trust preferred distributions                            (68)            (60)              (59)              (53)
   Income taxes                                                       (192)           (210)             (275)             (262)
   Other                                                               (55)            (49)              (49)              (18)
                                                                ----------      ----------      ------------      ------------



Income from continuing operations                                      489             584               759               774
Discontinued operations, net                                            (2)             (3)               (1)              (32)
                                                                ----------      ----------      ------------      ------------

Net income                                                      $      487      $      581      $        758      $        742
                                                                ==========      ==========      ============      ============


Basic earnings per common share
   Income from continuing operations                            $     1.25      $     1.48      $       1.91      $       1.94
   Discontinued operations, net                                       (.01)             --                --              (.08)
   Cumulative effect of changes in accounting principles, net           --              --                --                --
                                                                ----------      ----------      ------------      ------------

Basic earnings per common share                                 $     1.24      $     1.48      $       1.91      $       1.86
                                                                ==========      ==========      ============      ============


Diluted earnings per common share
   Income from continuing operations                            $     1.24      $     1.46      $       1.88      $       1.91
   Discontinued operations, net                                       (.01)             --                --              (.08)
                                                                ----------      ----------      ------------      ------------

Diluted earnings per common share                               $     1.23      $     1.46      $       1.88      $       1.83
                                                                ==========      ==========      ============      ============


Dividends per common share                                      $     .275      $     .275      $       .275      $       .275
                                                                ==========      ==========      ============      ============


Market price per common share
   High                                                         $    47.22      $    49.72      $      56.46      $      60.75
   Low                                                          $    41.95      $    43.54      $      47.76      $      53.94
=============================================================   ==========      ==========      ============      ============

(a) Interim period amounts have been restated to reflect discontinued operations.

2003 QUARTERLY FINANCIAL DATA (Unaudited)       Occidental Petroleum Corporation
In millions, except per-share amounts                           and Subsidiaries

Three months ended                                               March 31  (a)    June 30  (a)  September 30 (a)   December 31
=============================================================   ==========      ==========      ============      ============
Segment net sales
   Oil and gas                                                  $    1,553      $    1,440      $      1,480      $      1,530
   Chemical                                                            767             764               771               790
   Other                                                                28              41                46                30
                                                                ----------      ----------      ------------      ------------

Net sales                                                       $    2,348      $    2,245      $      2,297      $      2,350
                                                                ==========      ==========      ============      ============


Gross profit                                                    $    1,075      $    1,005      $      1,038      $      1,088
                                                                ==========      ==========      ============      ============

Segment earnings
   Oil and gas                                                  $      727      $      637      $        660      $        640
   Chemical                                                             38              47                63                72
                                                                ----------      ----------      ------------      ------------
                                                                       765             684               723               712
Unallocated corporate items
   Interest expense, net
     Debt and trust preferred distributions                           (135)            (64)              (71)              (63)
   Income taxes                                                       (179)           (169)             (161)             (157)
   Other                                                               (56)            (75)              (44)             (109)
                                                                ----------      ----------      ------------      ------------

Income from continuing operations                                      395             376               447               383
Discontinued operations, net                                            (2)             (2)               (1)               (1)
Cumulative effect of changes in accounting principles, net             (68)             --                --                --
                                                                ----------      ----------      ------------      ------------

Net income                                                      $      325      $      374      $        446      $        382
                                                                ==========      ==========      ============      ============


Basic earnings per common share
   Income from continuing operations                            $     1.04      $      .99      $       1.16      $        .99
   Discontinued operations, net                                         --            (.01)               --                --
   Cumulative effect of changes in accounting principles, net         (.18)             --                --                --
                                                                ----------      ----------      ------------      ------------

Basic earnings per common share                                 $      .86      $      .98      $       1.16      $        .99
                                                                ==========      ==========      ============      ============


Diluted earnings per common share
   Income from continuing operations                            $     1.03      $      .98      $       1.14      $        .97
   Discontinued operations, net                                         --            (.01)               --                --
   Cumulative effect of changes in accounting principles, net         (.18)             --                --                --
                                                                ----------      ----------      ------------      ------------

Diluted earnings per common share                               $      .85      $      .97      $       1.14      $        .97
                                                                ==========      ==========      ============      ============


Dividends per common share                                      $      .26      $      .26      $        .26      $        .26
                                                                ==========      ==========      ============      ============


Market price per common share
   High                                                         $    30.74      $    34.40      $      35.84      $      42.98
   Low                                                          $    27.17      $    29.55      $      30.64      $      34.70
=============================================================   ==========      ==========      ============      ============

(a)  Quarterly amounts have been restated to reflect discontinued operations.

SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

     The following tables set forth Occidental's net interests in quantities of proved developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities. Crude oil reserves (in millions of barrels) include condensate. The reserves are stated after applicable royalties. These estimates include reserves in which Occidental holds an economic interest under production-sharing contracts and other economic arrangements.
     The reserve estimation process involves reservoir engineers, geoscientists, planning engineers and financial analysts. As part of this process, all reserve volumes are estimated by a forecast of production rates, operating costs and capital expenditures. Price differentials between benchmark prices and prices realized and specifics of each operating agreement are then used to estimate the net reserves. Production rate forecasts are derived by a number of methods, including estimates from decline curve analyses, material balance calculations that take into account the volume of substances replacing the volumes produced and associated reservoir pressure changes, or computer simulation of the reservoir performance. Operating costs and capital costs are forecast based on past experience combined with expectations of future cost for the specific reservoirs. In many cases, activity-based cost models for a reservoir are utilized to project operating costs as production rates and the number of wells for production and injection vary.
     A senior corporate officer of Occidental is responsible for the internal audit and review of its oil and gas reserves data. In addition, a Corporate Reserves Review Committee (the Reserves Committee) has been established, consisting of senior corporate officers, to monitor and review Occidental's oil and gas reserves. The Reserves Committee reports to the Audit Committee of Occidental's Board of Directors periodically throughout the year. Occidental has retained Ryder Scott Company, L.P. (Ryder Scott), independent petroleum engineering consultants, to review its oil and gas estimation processes.
     Ryder Scott has compared Occidental's methods and procedures for estimating oil and gas reserves to generally accepted industry standards and has reviewed certain data, methods and procedures used in estimating reserves volumes, the reserve and economic evaluations and reserves classifications. Ryder Scott then reviewed the specific application of such methods and procedures for a selection of oil and gas fields considered to be a valid representation of Occidental's total reserves portfolio.
     Based on this review, including the data, technical processes and interpretations presented by Occidental, Ryder Scott has concluded that the methodologies used by Occidental in preparing the relevant estimates generally comply with current Securities and Exchange Commission standards. Ryder Scott has not been engaged to render an opinion as to the reserves volumes presented by Occidental.
     Estimates of proven reserves are collected in a database and changes in this database are reviewed by engineering personnel to ensure accuracy. Finally, reserve volumes and changes are reviewed and approved by Occidental's senior management.

OIL RESERVES
In millions of barrels

                                                                 Consolidated Subsidiaries
                                             -----------------------------------------------------------------
                                                                                         Other
                                               United        Latin       Middle         Eastern                     Other
                                               States       America       East    (a)  Hemisphere      Total      Interests (b)
==========================================   ==========   ==========   ==========      ==========   ==========   ==========
PROVED DEVELOPED AND UNDEVELOPED RESERVES
BALANCE AT DECEMBER 31, 2001                      1,371          152          321               9        1,853           44
    Revisions of previous estimates                  28           13          (31)              3           13           (1)
    Improved recovery                                69            1           42              --          112            5
    Extensions and discoveries                       22           11            6               1           40           --
    Purchases of proved reserves                     51           --           --               5           56            2
    Sales of proved reserves                         (4)          --           --              --           (4)          --
    Production                                      (85)         (19)         (34)             (4)        (142)          (8)
------------------------------------------   ----------   ----------   ----------      ----------   ----------   ----------
BALANCE AT DECEMBER 31, 2002                      1,452          158          304              14        1,928           42
    Revisions of previous estimates                 (11)          --           10              --           (1)           6
    Improved recovery                                58            6           21              --           85            4
    Extensions and discoveries                        4           11           25               1           41            6
    Purchases of proved reserves                     98           --           --              --           98           --
    Sales of proved reserves                         (8)          --           --              --           (8)          --
    Production                                      (93)         (23)         (34)             (3)        (153)         (10)
------------------------------------------   ----------   ----------   ----------      ----------   ----------   ----------
BALANCE AT DECEMBER 31, 2003                      1,500          152          326              12        1,990           48
    Revisions of previous estimates                  (4)          (4)          16              (3)           5            5
    Improved recovery                                72            6           10              --           88            1
    Extensions and discoveries                        9           18            3              --           30            2
    Purchases of proved reserves                     10           29           --              --           39           (4)
    Production                                      (93)         (30)         (33)             (3)        (159)          (9)
------------------------------------------   ----------   ----------   ----------      ----------   ----------   ----------
BALANCE AT DECEMBER 31, 2004                      1,494          171          322               6        1,993           43
==========================================   ==========   ==========   ==========      ==========   ==========   ==========
PROVED DEVELOPED RESERVES (c)
    December 31, 2001                             1,106           91          232               8        1,437           35
                                             ==========   ==========   ==========      ==========   ==========   ==========
    December 31, 2002                             1,183           85          228              12        1,508           34
                                             ==========   ==========   ==========      ==========   ==========   ==========
    December 31, 2003                             1,262          116          227              11        1,616           35
                                             ==========   ==========   ==========      ==========   ==========   ==========
    DECEMBER 31, 2004                             1,260          151          208               6        1,625           37
==========================================   ==========   ==========   ==========      ==========   ==========   ==========

(a)   All Middle East reserves are related to PSCs.
(b) Includes reserves applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.
(c) Approximately 3 percent of the proved developed reserves at December 31, 2004 are nonproducing. Over half of these reserves are located in Latin America and the remainder is in the United States and Middle East. Plans are to begin producing these reserves in 2005.

GAS RESERVES
In billions of cubic feet

                                                                 Consolidated Subsidiaries
                                             -----------------------------------------------------------------
                                                                                         Other
                                               United        Latin       Middle         Eastern                     Other
                                               States       America       East    (a)  Hemisphere      Total      Interests
==========================================   ==========   ==========   ==========      ==========   ==========   ==========
PROVED DEVELOPED AND  UNDEVELOPED RESERVES
BALANCE AT DECEMBER 31, 2001                      1,962           --           --             106        2,068           --
    Revisions of previous estimates                 (39)          --           --             (15)         (54)          --
    Improved recovery                                39           --          106               6          151           --
    Extensions and discoveries                       57           --           --               3           60           --
    Purchases of proved reserves                     14           --           --              45           59           --
    Sales of proved reserves                         (6)          --           --              --           (6)          --
    Production (b)                                 (206)          --           --             (23)        (229)          --
------------------------------------------   ----------   ----------   ----------      ----------   ----------   ----------

BALANCE AT DECEMBER 31, 2002                      1,821           --          106             122        2,049           --
    Revisions of previous estimates                  47           --          (10)              7           44           --
    Improved recovery                                68           --           --               2           70            9
    Extensions and discoveries                       38           --          558               1          597           --
    Purchases of proved reserves                     55           --           --               --          55           --
    Sales of proved reserves                         (9)          --           --               --          (9)          --
    Production (b)                                 (194)          --           --             (27)        (221)          --
------------------------------------------   ----------   ----------   ----------      ----------   ----------   ----------

BALANCE AT DECEMBER 31, 2003                      1,826           --          654             105        2,585            9
    Revisions of previous estimates                  94           --          134              13          241           (9)
    Improved recovery                               180           --           --               5          185           --
    Extensions and discoveries                      181           --           --              10          191           --
    Purchases of proved reserves                      7           --           --              --            7           --
    Sales of proved reserves                         (1)          --           --              --           (1)          --
    Production                                     (186)          --          (20)            (27)        (233)          --
------------------------------------------   ----------   ----------   ----------      ----------   ----------   ----------

BALANCE AT DECEMBER 31, 2004                      2,101           --          768             106        2,975           --
==========================================   ==========   ==========   ==========      ==========   ==========   ==========
PROVED DEVELOPED RESERVES (c)
    December 31, 2001                             1,718           --           --              89        1,807           --
                                             ==========   ==========   ==========      ==========   ==========   ==========
    December 31, 2002                             1,630           --           --             110        1,740           --
                                             ==========   ==========   ==========      ==========   ==========   ==========
    December 31, 2003                             1,618           --           91              94        1,803            9
                                             ==========   ==========   ==========      ==========   ==========   ==========
    DECEMBER 31, 2004                             1,644           --          100              95        1,839           --
==========================================   ==========   ==========   ==========      ==========   ==========   ==========

(a)  All Middle East reserves are related to PSCs.
(b) Production excludes 12.7 bcf and 25.3 bcf subject to volumetric production payments for the years 2003 and 2002, respectively.
(c) Approximately 2 percent of the proved developed reserves at December 31, 2004 are nonproducing. Plans are to begin producing these reserves in 2005.

STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS
     For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices to Occidental's share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 percent discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at each of December 31, 2004, 2003 and 2002. However, such arbitrary assumptions have not necessarily proven to be the case in the past. Other assumptions of equal validity would give rise to substantially different results.
     The year-end prices used to calculate future cash flows vary by producing area and market conditions. For the 2004, 2003 and 2002 disclosures, the West Texas Intermediate oil prices used were $43.45 per barrel, $32.52 per barrel and $31.17 per barrel, respectively. The Henry Hub gas prices used for the 2004, 2003 and 2002 disclosures were $6.03/MMBtu, $5.79/MMBtu and $4.75/MMBtu, respectively.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
In millions

                                                                   Consolidated Subsidiaries
                                                --------------------------------------------------------------
                                                                                         Other
                                                  United        Latin       Middle      Eastern                     Other
                                                  States       America       East      Hemisphere      Total      Interests
=============================================   ==========   ==========   ==========   ==========   ==========   ==========
AT DECEMBER 31, 2004
    Future cash flows                           $   67,273   $    5,161   $   12,042   $      438   $   84,914   $      959
    Future costs
       Production costs and other operating
         expenses                                  (28,518)      (2,334)      (3,236)        (147)     (34,235)        (633)
       Development costs (b)                        (2,214)        (185)      (1,421)         (30)      (3,850)         (55)
                                                ----------   ----------   ----------   ----------   ----------   ----------
    FUTURE NET CASH FLOWS BEFORE INCOME TAXES       36,541        2,642        7,385          261       46,829          271
    Future income tax expense                      (11,751)        (986)          --          (89)     (12,826)          40
                                                ----------   ----------   ----------   ----------   ----------   ----------
    FUTURE NET CASH FLOWS                           24,790        1,656        7,385          172       34,003          311
    Ten percent discount factor                    (14,104)        (443)      (3,389)         (27)     (17,963)         (59)
                                                ----------   ----------   ----------   ----------   ----------   ----------
    STANDARDIZED MEASURE                        $   10,686   $    1,213   $    3,996   $      145   $   16,040   $      252
=============================================   ==========   ==========   ==========   ==========   ==========   ==========
AT DECEMBER 31, 2003
    Future cash flows                           $   53,939   $    3,977   $   10,232   $      556   $   68,704   $      987
    Future costs
       Production costs and other operating
         expenses                                  (22,584)      (1,404)      (2,945)        (112)     (27,045)        (434)
       Development costs (b)                        (1,931)        (129)      (1,382)         (39)      (3,481)         (87)
                                                ----------   ----------   ----------   ----------   ----------   ----------
    FUTURE NET CASH FLOWS BEFORE INCOME TAXES       29,424        2,444        5,905          405       38,178          466
    Future income tax expense                       (9,090)      (1,070)        (626)        (169)     (10,955)        (141)
                                                ----------   ----------   ----------   ----------   ----------   ----------
    FUTURE NET CASH FLOWS                           20,334        1,374        5,279          236       27,223          325
    Ten percent discount factor                    (11,644)        (355)      (2,390)         (47)     (14,436)         (81)
                                                ----------   ----------   ----------   ----------   ----------   ----------
    STANDARDIZED MEASURE                        $    8,690   $    1,019   $    2,889   $      189   $   12,787   $      244
=============================================   ==========   ==========   ==========   ==========   ==========   ==========
AT DECEMBER 31, 2002
    Future cash flows                           $   46,806   $    3,407   $    8,555   $      628   $   59,396   $      429
    Future costs
       Production costs and other operating
         expenses                                  (18,288)        (907)      (2,227)        (102)     (21,524)        (286)
       Development costs (b)                        (1,997)        (165)        (969)         (28)      (3,159)         (40)
                                                ----------   ----------   ----------   ----------   ----------   ----------
    FUTURE NET CASH FLOWS BEFORE INCOME TAXES       26,521        2,335        5,359          498       34,713          103
    Future income tax expense                       (7,929)        (906)        (333)        (190)      (9,358)          --
                                                ----------   ----------   ----------   ----------   ----------   ----------
    FUTURE NET CASH FLOWS                           18,592        1,429        5,026          308       25,355          103
    Ten percent discount factor                    (10,342)        (440)      (2,079)         (65)     (12,926)         (22)
                                                ----------   ----------   ----------   ----------   ----------   ----------
    STANDARDIZED MEASURE                        $    8,250   $      989   $    2,947   $      243   $   12,429   $       81
=============================================   ==========   ==========   ==========   ==========   ==========   ==========

(a) Includes future net cash flows applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.
(b)  Includes dismantlement and abandonment costs.

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVE QUANTITIES
In millions

For the years ended December 31,                                                                        2004      2003      2002
====================================================================================================  ========  ========  ========
BEGINNING OF YEAR                                                                                     $ 12,787  $ 12,429  $  6,534
                                                                                                      --------  --------  --------

   Sales and transfers of oil and gas produced, net of production costs and other operating expenses    (5,397)   (4,162)   (2,910)
   Net change in prices received per barrel, net of production costs and other operating expenses        5,868     1,874     9,684
   Extensions, discoveries and improved recovery, net of future production and development costs         1,929     1,287     1,496
   Change in estimated future development costs                                                         (1,058)     (833)     (543)
   Revisions of quantity estimates                                                                         115       133       (87)
   Development costs incurred during the period                                                          1,434     1,078       954
   Accretion of discount                                                                                 1,641     1,545       757
   Net change in income taxes (a)                                                                         (712)     (638)   (2,820)
   Purchases and sales of reserves in place, net                                                           565       637       448
   Changes in production rates and other                                                                (1,132)     (563)   (1,084)
                                                                                                      --------  --------  --------

NET CHANGE                                                                                               3,253       358     5,895
                                                                                                      --------  --------  --------

END OF YEAR                                                                                           $ 16,040  $ 12,787  $ 12,429
====================================================================================================  ========  ========  ========

(a) Income taxes were reduced due to the ability to credit foreign taxes in the U.S. U.S. tax on foreign entities was zero, $486 million and $276 million for 2004, 2003 and 2002, respectively.



AVERAGE SALES PRICES AND AVERAGE PRODUCTION COSTS OF OIL AND GAS
     The following table sets forth, for each of the three years in the period ended December 31, 2004, Occidental's approximate average sales prices and average production costs of oil and gas. Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, treating, primary processing, field storage, property taxes and insurance on proved properties, but do not include depreciation, depletion and amortization, royalties, income taxes, interest, general and administrative and other expenses.

                                                                        Consolidated Subsidiaries
                                                      -----------------------------------------------------------
                                                                                            Other
                                                       United     Latin       Middle        Eastern                    Other
                                                       States    America (a)   East       Hemisphere (a)   Total     Interests (c)
===================================================   ========   =======     ========     ==========     =========   =========
2004
   Oil -- Average sales price ($/bbl.)                $  37.72   $ 33.09     $  34.88 (d) $    33.13     $   35.95   $   23.83
   Gas -- Average sales price ($/Mcf)                 $   5.35   $    --     $   0.97     $     2.25     $    4.56   $      --

   Average oil and gas production cost ($/bbl.) (b)   $   8.18   $  5.54     $   4.83     $     2.21     $    6.95   $   12.11
---------------------------------------------------   --------   -------     --------     ----------     ---------   ---------

2003
   Oil -- Average sales price ($/bbl.)                $  28.74   $ 27.21     $  27.81 (d) $    26.61     $   28.18   $   15.95
   Gas -- Average sales price ($/Mcf)                 $   4.81   $    --     $     --     $     2.04     $    4.45   $      --

    Average oil and gas production cost ($/bbl.) (b)  $   6.39   $  5.38     $   5.39     $     2.02     $    5.91   $    8.50
---------------------------------------------------   --------   -------     --------     ----------     ---------   ---------

2002
   Oil -- Average sales price ($/bbl.)                $  23.47   $ 23.14     $  24.13 (d) $    23.02     $   23.56   $   14.80
   Gas -- Average sales price ($/Mcf)                 $   2.89   $    --     $     --     $     2.08     $    2.81   $      --

   Average oil and gas production cost ($/bbl.) (b)   $   6.12   $  4.72     $   4.08     $     2.80     $    5.46   $    6.75
---------------------------------------------------   --------   -------     --------     ----------     ---------   ---------

(a) Sales prices include royalties with respect to certain of Occidental's interests.
(b) Natural gas volumes have been converted to equivalent barrels based on energy content of six Mcf of gas to one barrel of oil.
(c) Includes prices and costs applicable to equity investees in Russia and Yemen.
(d) Excludes taxes owed by Occidental but paid by governmental entities on its behalf.

NET PRODUCTIVE AND DRY -- EXPLORATORY AND DEVELOPMENT WELLS COMPLETED
     The following table sets forth, for each of the three years in the period ended December 31, 2004, Occidental's net productive and dry-exploratory and development wells completed.

                                                     Consolidated Subsidiaries
                              ----------------------------------------------------------------------
                                                                             Other
                                United         Latin          Middle        Eastern                        Other
                                States        America          East        Hemisphere        Total        Interests (a)
=========================     ==========     ==========     ==========     ==========     ==========     ==========
2004
   Oil -- Exploratory                2.8            1.8            3.7             --            8.3             --
          Development              345.9           31.0           66.4            0.4          443.7            5.0
   Gas -- Exploratory                1.4             --            0.7            1.0            3.1             --
          Development               36.7             --            2.6            2.2           41.5             --
   Dry -- Exploratory                2.6            1.1            1.1            2.5            7.3             --
          Development                9.0            1.0             --            0.3           10.3           (0.1)
-------------------------     ----------     ----------     ----------     ----------     ----------     ----------

2003
   Oil -- Exploratory                1.0            2.2            1.3            0.4            4.9           (0.1)
          Development              277.2           26.2           61.0            2.1          366.5            4.0
   Gas -- Exploratory                 --             --             --             --             --             --
          Development               35.1             --            1.3             --           36.4             --
   Dry -- Exploratory                4.0            6.0            3.6            1.3           14.9           (0.9)
          Development               15.7            1.2            1.7             --           18.6            0.1
-------------------------     ----------     ----------     ----------     ----------     ----------     ----------

2002
   Oil -- Exploratory                2.9            1.2            3.8             --            7.9             --
          Development              258.5           16.8           58.1            2.7          336.1            8.6
   Gas -- Exploratory                 --             --             --            0.5            0.5             --
          Development               17.9             --             --            0.6           18.5             --
   Dry -- Exploratory                5.1            1.2            1.6            0.5            8.4             --
          Development               20.8            1.1             --            0.8           22.7           (0.1)
-------------------------     ----------     ----------     ----------     ----------     ----------     ----------

(a) Includes amounts applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.


PRODUCTIVE OIL AND GAS WELLS
     The following table sets forth, as of December 31, 2004, Occidental's productive oil and gas wells (both producing wells and wells capable of production). The numbers in parentheses indicate the number of wells with multiple completions.


                                                           Consolidated Subsidiaries
                                   ------------------------------------------------------------------------
                                                                                   Other
                                      United         Latin          Middle        Eastern                        Other
Wells at December 31, 2004            States        America          East        Hemisphere        Total        Interests  (c)
================================   ============   ============   ============   ============   ============   ============
Oil -- Gross (a)                   18,073 (441)      376  (--)      766  (20)       76  (--)   19,291 (461)      438  (50)
       Net (b)                     12,192 (320)      199  (--)      448  (20)       33  (--)   12,872 (340)      200  (25)
Gas -- Gross (a)                    2,506  (82)       --  (--)       15   (2)       26  (--)    2,547  (84)        1  (--)
       Net (b)                      2,107  (41)       --  (--)       11   (2)       12  (--)    2,130  (43)        1  (--)
--------------------------------   ------------   ------------   ------------   ------------   ------------   ------------

(a)  The total number of wells in which interests are owned.
(b)  The sum of fractional interests.
(c) Includes amounts applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.

PARTICIPATION IN EXPLORATORY AND DEVELOPMENT WELLS BEING DRILLED
    The following table sets forth, as of December 31, 2004, Occidental's participation in exploratory and development wells being drilled.

                                                             Consolidated Subsidiaries
                                     ------------------------------------------------------------------------
                                                                                     Other
                                        United         Latin          Middle        Eastern                        Other
Wells at December 31, 2004              States        America          East        Hemisphere        Total        Interests  (a)
==================================   ============   ============   ============   ============   ============   ============
Exploratory and development wells
                -- Gross                  45              5              4              1             55              1
                -- Net                    28              3              3              1             35              1
----------------------------------   ------------   ------------   ------------   ------------   ------------   ------------

(a) Includes amounts applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.

     At December 31, 2004, Occidental was participating in 102 pressure maintenance projects in the United States, 6 in Latin America, 20 in the Middle East and 4 in the Other Eastern Hemisphere.


OIL AND GAS ACREAGE
     The following table sets forth, as of December 31, 2004, Occidental's holdings of developed and undeveloped oil and gas acreage.

                                                             Consolidated Subsidiaries
                                     ------------------------------------------------------------------------
                                                                                     Other
Thousands of acres at                   United         Latin          Middle        Eastern                        Other
December 31, 2004                       States        America          East        Hemisphere        Total        Interests  (e)
==================================   ============   ============   ============   ============   ============   ============
Developed (a)   -- Gross (b)                4,348             38            522            568          5,476            114

                -- Net (c)                  2,909             22            211            269          3,411             35

Undeveloped (d) -- Gross (b)                1,721          7,870          2,127         14,569         26,287              5
                -- Net (c)                  1,039          5,359          1,437          6,991         14,826           (188)
----------------------------------   ------------   ------------   ------------   ------------   ------------   ------------

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

OIL AND NATURAL GAS PRODUCTION PER DAY
     The following table sets forth, for each of the three years in the period ended December 31, 2004, Occidental's oil, natural gas liquids and natural gas production per day.

                                                                                   2004           2003           2002
===========================================================================     ==========     ==========     ==========
    United States
        Crude oil and liquids (MBL)
           California                                                                   78             81             86
           Permian                                                                     154            150            142
           Horn Mountain                                                                19             21              1
           Hugoton                                                                       3              4              3
                                                                                ----------     ----------     ----------
               TOTAL                                                                   254            256            232

        Natural Gas (MMCF)
           California                                                                  237            252            286
           Hugoton                                                                     127            138            148
           Permian                                                                     130            129            130
           Horn Mountain                                                                13             13             --
                                                                                ----------     ----------     ----------
               TOTAL                                                                   507            532            564

    Latin America
        Crude oil (MBL)
           Colombia                                                                     37             37             40
           Ecuador                                                                      46             25             13
                                                                                ----------     ----------     ----------
               TOTAL                                                                    83             62             53

    Middle East
        Crude oil (MBL)
           Oman                                                                         13             12             13
           Qatar                                                                        45             45             42
           Yemen                                                                        32             35             37
                                                                                ----------     ----------     ----------
               TOTAL                                                                    90             92             92
        Natural Gas (MMCF)
           Oman                                                                         55             --             --

    Other Eastern Hemisphere
        Crude oil (MBL)
           Pakistan                                                                      7              9             10

        Natural Gas (MMCF)
           Pakistan                                                                     75             74             63

Barrels of Oil Equivalent (MBOE)
--------------------------------
Subtotal consolidated subsidiaries                                                     540            520            492
        Colombia - minority interest                                                    (4)            (5)            (5)
        Russia - Occidental net interest                                                29             30             27
        Yemen - Occidental net interest                                                  1              2              1
                                                                                ----------     ----------     ----------

Total worldwide production                                                             566            547            515
===========================================================================     ==========     ==========     ==========

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Occidental Petroleum Corporation
In millions                                                     and Subsidiaries

                                                                               Additions
                                                                        -----------------------
                                                           Balance at   Charged to   Charged to                   Balance at
                                                            Beginning    Costs and     Other                        End of
                                                            of Period    Expenses     Accounts    Deductions        Period
=========================================================  ==========   ==========   ==========   ==========      ==========
2004
   Allowance for doubtful accounts                         $       24   $        3   $       --   $       --      $       27
                                                           ==========   ==========   ==========   ==========      ==========

   Environmental                                           $      372   $       60   $        6   $      (63)(a)  $      375
   Foreign and other taxes, litigation and other reserves       1,167           41           --         (126)(b)       1,082
                                                           ----------   ----------   ----------   ----------      ----------

                                                           $    1,539   $      101   $        6   $     (189)     $    1,457 (c)
=========================================================  ==========   ==========   ==========   ==========      ==========

2003
   Allowance for doubtful accounts                         $       28   $       --   $       --   $       (4)     $       24
                                                           ==========   ==========   ==========   ==========      ==========

   Environmental                                           $      393   $       64   $       --   $      (85)(a)  $      372
   Foreign and other taxes, litigation and other reserves       1,104           14           80          (31)(d)       1,167
                                                           ----------   ----------   ----------   ----------      ----------

                                                           $    1,497   $       78   $       80   $     (116)     $    1,539 (c)
=========================================================  ==========   ==========   ==========   ==========      ==========

2002
   Allowance for doubtful accounts                         $       35   $       --   $       --   $       (7)     $       28
                                                           ==========   ==========   ==========   ==========      ==========

   Environmental                                           $      454   $       25   $       --   $      (86)(a)  $      393
   Foreign and other taxes, litigation and other reserves         930            8          193          (27)(d)       1,104
                                                           ----------   ----------   ----------   ----------      ----------

                                                           $    1,384   $       33   $      193   $     (113)     $    1,497 (c)
=========================================================  ==========   ==========   ==========   ==========      ==========

(a)  Primarily represents payments.
(b) Primarily represents balance sheet reclassifications and reclassifications to income.
(c) Of these amounts, $154 million, $132 million and $160 million in 2004, 2003 and 2002, respectively, are classified as current.
(d)  Primarily represents balance sheet reclassifications.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A   CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
     Occidental's Chief Executive Officer and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, Occidental's Chief Executive Officer and Chief Financial Officer concluded that Occidental's disclosure controls and procedures are effective.
     There has been no change in Occidental's internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

MANAGEMENT'S ANNUAL ASSESSMENT OF AND REPORT ON OCCIDENTAL'S INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of Occidental Petroleum Corporation (Occidental) is responsible for establishing and maintaining adequate internal control over financial reporting. Occidental's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Occidental's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Occidental's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Occidental's receipts and expenditures are being made only in accordance with authorizations of Occidental's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Occidental's assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management has assessed the effectiveness of Occidental's internal control system as of December 31, 2004 based on the criteria for effective internal control over financial reporting described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2004, Occidental's system of internal control over financial reporting is effective.
     Occidental's independent auditors, KPMG LLP, have issued an attestation report on management's assessment of Occidental's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Occidental Petroleum Corporation:

     We have audited management's assessment, included in the accompanying Management's Annual Assessment of and Report on Occidental's Internal Control Over Financial Reporting, that Occidental Petroleum Corporation and its subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP
Los Angeles, California
February 25, 2005

PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Occidental has adopted a Code of Business Conduct (Code). The Code applies to the chief executive officer, chief financial officer, chief accounting officer and persons performing similar functions (Key Personnel). The Code also applies to Occidental's directors, its employees and the employees of entities it controls. The Code is posted on the Occidental website www.oxy.com. Occidental will satisfy any disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to its Key Personnel or directors by disclosing the nature of that amendment or waiver on its website.
     This item incorporates by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" in Occidental's definitive proxy statement filed in connection with its May 6, 2005, Annual Meeting of Stockholders (2005 Proxy Statement). See also the list of Occidental's executive officers and related information under "Executive Officers of the Registrant" in Part I of this report.

ITEM 11   EXECUTIVE COMPENSATION
     This item incorporates by reference the information appearing under the captions "Executive Compensation" (excluding, however, the information appearing under the subcaptions "Report of the Executive Compensation and Human Resources Committee" and "Performance Graph") and "Election of Directors -- Information Regarding the Board of Directors and Its Committees" in the 2005 Proxy Statement.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     This item incorporates by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2005 Proxy Statement.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Not applicable.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES
     This item incorporates by reference the information with respect to accountant fees and services appearing under the sub-captions "Audit and Other Fees" and "Report of the Audit Committee" in the 2005 Proxy Statement.

PART IV

ITEM 15   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) (1) AND (2). FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

(A) (3). EXHIBITS
   3.(i)*      Restated Certificate of Incorporation of Occidental, dated
               November 12, 1999 (filed as Exhibit 3.(i) to the Annual Report on
               Form 10-K of Occidental for the fiscal year ended December 31,
               1999, File No. 1-9210).
   3.(i)(A)*   Certificate of Change of Location of Registered Office and of
               Registered Agent, dated July 6, 2001. (filed as Exhibit 3.1(i) to the Registration Statement on Form S-3 of Occidental, File No.
               333-82246).
   3.(ii)*     Bylaws of Occidental, as amended through February 12, 2004 (filed as Exhibit 3.(ii) to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
   4.1*        Occidental Petroleum Corporation Five-Year Credit Agreement,
               dated as of June 18, 2004, among Occidental, JPMorgan Chase Bank and Citicorp USA, Inc., as Co-Syndication Agents, BNP Paribas,
               Bank of America, N.A., Barclays Bank PLC and The Royal Bank of
               Scotland PLC as Co-Documentation Agents, The Bank of Nova Scotia, as Administrative Agent, and the banks named therein (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2004, File No. 1-9210).
   4.2*        Indenture (Senior Debt Securities), dated as of April 1, 1998, between Occidental and The Bank of New York, as Trustee (filed as
               Exhibit 4 to the Registration Statement on Form S-3 of
               Occidental, File No. 333-52053).
   4.3*        Specimen certificate for shares of Common Stock (filed as Exhibit
               4.9 to the Registration Statement on Form S-3 of Occidental, File
               No. 333-82246).
   4.4         Instruments defining the rights of holders of other long-term debt of Occidental and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Occidental and its subsidiaries on a consolidated basis.
               Occidental agrees to furnish a copy of any such instrument to the Commission upon request.

     All of the Exhibits numbered 10.1 to 10.67 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(c) of Form 10-K.

  10.1 Amended and Restated Employment Agreement, dated as of February 10, 2005, between Occidental and Dr. Ray R. Irani.
  10.2* Employment Agreement, dated as of November 17, 2000, between Occidental and Dr. Dale R. Laurance (filed as Exhibit 10.3 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2000, File No. 1-9210).
  10.3* Employment Agreement Amendment, dated July 19, 2004 between Occidental and Dale R. Laurance (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2004, File No. 1-9210).
  10.4* Consulting Agreement entered into as of July 19, 2004, between Occidental and Dale R. Laurance (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2004, File No. 1-9210).
  10.5 Employment Agreement, dated as of January 13, 2005, between Occidental and Stephen I. Chazen.
  10.6* Employment Agreement, dated May 19, 2003, between Occidental and Donald P. de Brier (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).
  10.7* Form of Indemnification Agreement between Occidental and each of its directors and certain executive officers (filed as Exhibit B to the Proxy Statement of Occidental for its May 21, 1987, Annual Meeting of Stockholders, File No. 1-9210).

---------------------------------
*Incorporated herein by reference

  10.8* Occidental Petroleum Corporation Split Dollar Life Insurance Program and Related Documents (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).
  10.9* Split Dollar Life Insurance Agreement, dated January 24, 2002, by and between Occidental and Donald P. de Brier (filed as Exhibit
               10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2002, File No. 1-9210).
  10.10* Occidental Petroleum Insured Medical Plan, as amended and restated effective April 29, 1994, amending and restating the Occidental Petroleum Corporation Executive Medical Plan (as amended and restated effective April 1, 1993) (filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ending March 31, 1994, File No. 1-9210).
  10.11* Occidental Petroleum Corporation 1987 Stock Option Plan, as amended through September 12, 2002 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2002, File No. 1-9210).
  10.12* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit
               10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
  10.13* Form of Nonqualified Stock Option Agreement, with Stock Appreciation Right, under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
  10.14* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit
               10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
  10.15* Form of Incentive Stock Option Agreement, with Stock Appreciation Right, under Occidental Petroleum Corporation 1987 Stock Option Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 1992, File No. 1-9210).
  10.16* Occidental Petroleum Corporation Deferred Compensation Plan, Second Amendment and Restatement Effective as of January 1, 2003 (filed as Exhibit 10.14 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
  10.17        Amendment to Occidental Petroleum Corporation Deferred
               Compensation Plan.
  10.18* Occidental Petroleum Corporation 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated October 14, 2004 (date of earliest event reported), filed October 20, 2004, File No. 1-9210).
  10.19 Amendment to Occidental Petroleum Corporation 2005 Deferred Compensation Plan.
  10.20* Occidental Petroleum Corporation Senior Executive Supplemental Life Insurance Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit
               10.25 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
  10.21* Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.27 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).
  10.22* Amendment No. 1 to Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan, dated February 28, 2002 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2002, File No. 1-9210).
  10.23* Occidental Petroleum Corporation 1995 Incentive Stock Plan, as amended (filed as Exhibit 10.28 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).
  10.24* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               99.2 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
  10.25* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               99.3 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
  10.26* Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.5 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
  10.27* Form of Performance Stock Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.6 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).

---------------------------------
*Incorporated herein by reference

  10.28* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               10.2 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit
               10.1 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.39 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).
  10.29* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit
               10.3 to the Current Report on Form 8-K of Occidental, dated January 6, 1999 (date of earliest event reported), filed January 6, 1999, File No. 1-9210, amends Form previously filed as Exhibit
               10.2 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719 and incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1997, File No. 1-9210).
  10.30* Form of Incentive Stock Option Agreement (With Accelerated Performance Vesting) under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).
  10.31* Form of Nonqualified Stock Option Agreement (With Accelerated Performance Vesting) under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).
  10.32* Form of 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1997, File No. 1-9210).
  10.33* Form of Amendment to 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation (filed as Exhibit 10.43 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).
  10.34* Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors, as amended April 30, 2004 (filed as
               Exhibit 99.1 to the Registration Statement on Form S-8 of Occidental, File No. 333-115099)
  10.35* Form of Restricted Stock Option Assignment under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 99.2 to the Registration Statement on Form S-8 of Occidental, File No. 333-02901).
  10.36* Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2003, File No. 1-9210).
  10.37* Occidental Petroleum Corporation Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 1999, reflecting amendments effective through March 1, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2001, File No. 1-9210).
  10.38* Amendment Number 2 to the Occidental Petroleum Corporation Supplemental Retirement Plan (As Amended and Restated Effective January 1, 1999 Reflecting Amendments Effective through March 1,
               2001) (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated December 7, 2004 (date of earliest event reported), filed December 8, 2004, File No. 1-9210.
  10.39 Summary of Material Terms and Conditions of Supplemental Retirement Allocations (effective as of January 1, 2005).
  10.40* Occidental Petroleum Corporation 2001 Incentive Compensation Plan (as amended through September 12, 2002) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2002, File No. 1-9210).
  10.41* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as
               Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2001, File No. 1-9210).
  10.42* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as
               Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2001, File No. 1-9210).
  10.43* Form of Restricted Common Share Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as
               Exhibit 10.40 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2001, File No. 1-9210).

---------------------------------
*Incorporated herein by reference

  10.44* Form of Performance Based Stock Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as
               Exhibit 10.41 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2001, File No. 1-9210).
  10.45* Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2002 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, File No. 1-9210).
  10.46* Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2002 version) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, File No. 1-9210).
  10.47* Form of Restricted Common Share Agreement (with mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit
               10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, File No. 1-9210).
  10.48* Form of Restricted Common Share Agreement (with mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2002 version) (filed as Exhibit 10.47 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2002, File No. 1-9210).
  10.49* Terms and Conditions for Incentive Stock Option Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).
  10.50* Terms and Conditions for Nonqualified Stock Option Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).
  10.51*      Terms and Conditions of Restricted Share Unit Award (with
               mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).
  10.52* Terms and Conditions of Restricted Share Unit Award (with mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2003 version) (filed as Exhibit 10.45 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
  10.53* Terms and Conditions of Performance Based Stock Award (deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2003 version - Corporate) (filed as Exhibit 10.46 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
  10.54*      Terms and Conditions of Performance Based Stock Award (deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2003 version - Occidental Chemical) (filed as Exhibit 10.47 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
  10.55* Terms and Conditions of Stock Appreciation Rights Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2004, File No. 1-9210).
  10.56* Terms and Conditions of Restricted Share Unit Award (without deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit
               10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2004, File No. 1-9210).
  10.57 Terms and Conditions of Restricted Share Unit Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2004 version).
  10.58       Terms and  Conditions of Performance Based Stock Award under
               Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2004 version).
  10.59 Terms and Conditions of Performance Based Stock Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2004 version - Chemicals).
  10.60 Terms and Conditions of Performance Based Stock Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2004 version - Oil and Gas).
  10.61*       Occidental Petroleum Corporation Deferred Stock Program (filed as
               Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2002, File No. 1-9210).
  10.62        Amendment to Occidental Petroleum Corporation Deferred Stock
               Program.

---------------------------------
*Incorporated herein by reference

  10.63*       Occidental Petroleum Corporation 2005 Deferred Stock Program
               (filed as Exhibit 10.2 to the Current Report on Form 8-K of
               Occidental dated October 14, 2004 (date of earliest event
               reported), filed October 20, 2004, File No. 1-9210).
  10.64        Amendment to Occidental Petroleum Corporation 2005 Deferred Stock
               Program.
  10.65*       Occidental Petroleum Corporation Executive Incentive Compensation
               Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2001, File
               No. 1-9210).
  10.66*       Description of financial counseling program (filed as Exhibit
               10.50 to the Annual Report on Form 10-K of Occidental for the
               fiscal year ended December 31, 2003, File No. 1-9210).
  10.67*       Description of group excess liability insurance program (filed as
               Exhibit 10.51 to the Annual Report on Form 10-K of Occidental for
               the fiscal year ended December 31, 2003, File No. 1-9210).
  10.68*       Securities Purchase Agreement, dated as of July 8, 2002, by and between Lyondell Chemical Company and Occidental Chemical Holding
               Corporation (incorporated by reference to Exhibit 10.1 to the
               Current Report on Form 8-K of Occidental dated August 22, 2002
               (date of earliest event reported), filed September 6, 2002, File
               No. 1-9210).
  10.69*       Stockholders Agreement, dated as of August 22, 2002, by and among
               Lyondell Chemical Company and the Stockholders as defined therein
               (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).
  10.70*       Warrant for the Purchase of Shares of Common Stock, issued August
               22, 2002 (incorporated by reference to Exhibit 10.3 to the
               Current Report on Form 8-K of Occidental dated August 22, 2002
               (date of earliest event reported), filed September 6, 2002, File
               No. 1-9210).
  10.71*       Registration Rights Agreement, dated as of August 22, 2002, by and between Occidental Chemical Holding Corporation and Lyondell
               Chemical Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated August 22,
               2002 (date of earliest event reported), filed September 6, 2002,
               File No. 1-9210).
  10.72*       Occidental Partner Sub Purchase Agreement, dated July 8, 2002, by and among Lyondell Chemical Company, Occidental Chemical Holding
               Corporation, Oxy CH Corporation and Occidental Chemical
               Corporation (incorporated by reference to Exhibit 10.5 to the
               Current Report on Form 8-K of Occidental dated August 22, 2002
               (date of earliest event reported), filed September 6, 2002, File
               No. 1-9210).
  12           Statement regarding computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31,
               2004.
  21           List of subsidiaries of Occidental at December 31, 2004.
  23.1         Independent Registered Public Accounting Firm's Consent.
  23.2         Expert Consent.
  31.1         Certification of CEO Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.
  31.2         Certification of CFO Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.
  32.1         Certifications of CEO and CFO Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

---------------------------------
*Incorporated herein by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OCCIDENTAL PETROLEUM CORPORATION


March 1, 2005                           By:         /s/ RAY R. IRANI
                                           -------------------------------------
                                                        Ray R. Irani
                                            Chairman of the Board of Directors,
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                                TITLE                          DATE
           ---------                                -----                          ----

      /s/ RAY R. IRANI               Chairman of the Board of Directors,      March 1, 2005
-------------------------------     President and Chief Executive Officer
          Ray R. Irani


   /s/ STEPHEN I. CHAZEN               Senior Executive Vice President        March 1, 2005
-------------------------------          and Chief Financial Officer
       Stephen I. Chazen


/s/ SAMUEL P. DOMINICK, JR.                   Vice President and              March 1, 2005
-------------------------------               Controller (Chief
    Samuel P. Dominick, Jr.                  Accounting Officer)


    /s/ RONALD W. BURKLE                           Director                   March 1, 2005
-------------------------------
        Ronald W. Burkle


    /s/ JOHN S. CHALSTY                            Director                   March 1, 2005
-------------------------------
        John S. Chalsty


  /s/ EDWARD P. DJEREJIAN                          Director                   March 1, 2005
-------------------------------
      Edward P. Djerejian


     /s/ R. CHAD DREIER                            Director                   March 1, 2005
-------------------------------
         R. Chad Dreier


     /s/ JOHN E. FEICK                             Director                   March 1, 2005
-------------------------------
         John E. Feick


    /s/ IRVIN W. MALONEY                           Director                   March 1, 2005
-------------------------------
        Irvin W. Maloney

           SIGNATURE                                TITLE                          DATE
           ---------                                -----                          ----

    /s/ RODOLFO SEGOVIA                            Director                   March 1, 2005
-------------------------------
        Rodolfo Segovia


    /s/ AZIZ D. SYRIANI                            Director                   March 1, 2005
-------------------------------
        Aziz D. Syriani


    /s/ ROSEMARY TOMICH                            Director                   March 1, 2005
-------------------------------
        Rosemary Tomich


   /s/ WALTER L. WEISMAN                           Director                   March 1, 2005
-------------------------------
       Walter L. Weisman

                                  EXHIBIT INDEX


EXHIBITS
--------

  10.1 Amended and Restated Employment Agreement, dated as of February 10, 2005, between Occidental and Dr. Ray R. Irani.

  10.5 Employment Agreement, dated as of January 13, 2005, between Occidental and Stephen I. Chazen.

  10.17    Amendment to Occidental Petroleum Corporation Deferred Compensation
           Plan.

  10.19 Amendment to Occidental Petroleum Corporation 2005 Deferred Compensation Plan.

  10.39 Summary of Material Terms and Conditions of Supplemental Retirement Allocations (effective as of January 1, 2005).

  10.57 Terms and Conditions of Restricted Share Unit Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2004 version).

  10.58 Terms and Conditions of Performance Based Stock Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2004 version).

  10.59 Terms and Conditions of Performance Based Stock Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2004 version - Chemicals).

  10.60 Terms and Conditions of Performance Based Stock Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2004 version - Oil and Gas).

  10.62    Amendment to Occidental Petroleum Corporation Deferred Stock Program.

  10.64    Amendment to Occidental Petroleum Corporation 2005 Deferred Stock
           Program.

  12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the five years ended December 31, 2004.

  21       List of subsidiaries of Occidental at December 31, 2004.

  23.1     Independent Auditors' Consent.

  23.2     Expert Consent.

  31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.