Form 10-Q
period 2005-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2005-05-05
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at March 31, 2005
---------------------------------------        ---------------------------------
      Common stock $.20 par value                      398,251,720 shares

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES


                                    CONTENTS


                                                                                               PAGE

PART I         FINANCIAL INFORMATION

               Item 1.   Financial Statements

                         Consolidated Condensed Balance Sheets --
                              March 31, 2005 and December 31, 2004                               2

                         Consolidated Condensed Statements of Income --
                              Three months ended March 31, 2005 and 2004                         4

                         Consolidated Condensed Statements of Cash Flows --
                              Three months ended March 31, 2005 and 2004                         5

                         Notes to Consolidated Condensed Financial Statements                    6

               Item 2.   Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                               14

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk             25

               Item 4.   Controls and Procedures                                                25


PART II        OTHER INFORMATION

               Item 1.   Legal Proceedings                                                      26

               Item 6.   Exhibits                                                               26

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004
                              (Amounts in millions)

                                                                                           2005           2004
================================================================================     ==========     ==========
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $    1,092     $    1,199

     Short-term investments                                                                 270            250

     Receivables, net                                                                     2,561          2,235

     Inventories                                                                            531            545

     Prepaid expenses and other                                                             183            166

     Assets held for sale                                                                    17             36
                                                                                     ----------     ----------

          Total current assets                                                            4,654          4,431


LONG-TERM RECEIVABLES, net                                                                  238            239



INVESTMENTS IN UNCONSOLIDATED ENTITIES                                                    1,906          1,727



PROPERTY, PLANT AND EQUIPMENT, net of accumulated
     depreciation, depletion and amortization of $8,962 at
     March 31, 2005 and $8,626 at December 31, 2004                                      15,105         14,633

OTHER ASSETS                                                                                374            361




                                                                                     ----------     ----------

                                                                                     $   22,277     $   21,391
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004
                              (Amounts in millions)

                                                                                           2005           2004
================================================================================     ==========     ==========
LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt and capital lease liabilities              $       --     $      459
     Accounts payable                                                                     1,545          1,557
     Accrued liabilities                                                                  1,253          1,123
     Domestic and foreign income taxes                                                      527            263
     Liabilities held for sale                                                               15             21
                                                                                     ----------     ----------

         Total current liabilities                                                        3,340          3,423
                                                                                     ----------     ----------

LONG-TERM DEBT, net of current maturities and unamortized discount                        3,365          3,345
                                                                                     ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred and other domestic and foreign income taxes                                 1,203          1,248
     Other                                                                                2,781          2,498
                                                                                     ----------     ----------

                                                                                          3,984          3,746
                                                                                     ----------     ----------



MINORITY INTEREST                                                                           347            327
                                                                                     ----------     ----------



STOCKHOLDERS' EQUITY
     Common stock, at par value                                                              79             79
     Additional paid-in capital                                                           4,713          4,652
     Retained earnings                                                                    6,387          5,664
     Accumulated other comprehensive income                                                  62            155
                                                                                     ----------     ----------

                                                                                         11,241         10,550
                                                                                     ----------     ----------

                                                                                     $   22,277     $   21,391
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                 (Amounts in millions, except per-share amounts)

                                                                                           2005           2004
================================================================================     ==========     ==========
REVENUES
     Net sales                                                                       $    3,303     $    2,557
     Interest, dividends and other income                                                    37             23
                                                                                     ----------     ----------
                                                                                          3,340          2,580
                                                                                     ----------     ----------
COSTS AND OTHER DEDUCTIONS
     Cost of sales                                                                        1,532          1,380
     Selling, general and administrative and other operating expenses                       276            225
     Environmental remediation                                                                9             --
     Exploration expense                                                                     47             54
     Interest and debt expense, net                                                          75             71
                                                                                     ----------     ----------
                                                                                          1,939          1,730
                                                                                     ----------     ----------
Income before taxes and other items                                                       1,401            850
Provision for domestic and foreign income and other taxes                                   601            363
Minority interest                                                                            21             13
(Income)/loss from equity investments                                                       (71)           (15)
                                                                                     ----------     ----------
Income from continuing operations                                                           850            489
Discontinued operations, net                                                                 (4)            (2)
                                                                                     ----------     ----------
NET INCOME                                                                           $      846     $      487
                                                                                     ==========     ==========


BASIC EARNINGS PER COMMON SHARE
     Income from continuing operations                                               $     2.12     $     1.25
     Discontinued operations, net                                                          (.01)          (.01)
                                                                                     ----------     ----------
Basic earnings per common share                                                      $     2.11     $     1.24
                                                                                     ==========     ==========

DILUTED EARNINGS PER COMMON SHARE
     Income from continuing operations                                               $     2.09     $     1.24
     Discontinued operations, net                                                          (.01)          (.01)
                                                                                     ----------     ----------
Diluted earnings per common share                                                    $     2.08     $     1.23
                                                                                     ==========     ==========


DIVIDENDS PER COMMON SHARE                                                           $      .31     $     .275
                                                                                     ==========     ==========


BASIC SHARES                                                                              400.4          391.5
                                                                                     ==========     ==========


DILUTED SHARES                                                                            406.3          397.2
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                              (Amounts in millions)

                                                                                           2005           2004
================================================================================     ==========     ==========
CASH FLOW FROM OPERATING ACTIVITIES
     Income from continuing operations                                               $      850     $      489
     Adjustments to reconcile income to net cash provided by operating activities:
          Depreciation, depletion and amortization of assets                                344            324
          Deferred income tax provision                                                      30             25
          Other non-cash charges to income                                                  152             91
          Gains on disposition of assets, net                                                (4)            (1)
          Income from equity investments                                                    (71)           (15)
          Dry hole and impairment expense                                                    31             42
     Changes in operating assets and liabilities                                            (29)            68
     Other operating, net                                                                   (64)           (50)
                                                                                     ----------     ----------
          Operating cash flow from continuing operations                                  1,239            973
          Operating cash flow from discontinued operations                                   (5)            (8)
                                                                                     ----------     ----------
          Net cash provided by operating activities                                       1,234            965
                                                                                     ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                  (536)          (343)
     Purchase of businesses, net                                                           (321)          (138)
     Sales of businesses and disposal of property, plant, and equipment, net                  4              2
     Purchase of short-term investments                                                     (41)           (63)
     Sales of short-term investments                                                         21             80
     Equity investments and other investing, net                                             27           (232)
                                                                                     ----------     ----------
          Net cash used by investing activities                                            (846)          (694)
                                                                                     ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                            46             --
     Repurchase of trust preferred securities                                                --           (466)
     Payments on long-term debt and capital lease liabilities                              (459)            --
     Proceeds from issuance of common stock                                                   1              2
     Cash dividends paid                                                                   (109)          (101)
     Stock options exercised                                                                 27             99
     Other                                                                                   (1)            (1)
                                                                                     ----------     ----------
          Net cash used by financing activities                                            (495)          (467)
                                                                                     ----------     ----------

Decrease in cash and cash equivalents                                                      (107)          (196)

Cash and cash equivalents--beginning of period                                            1,199            573
                                                                                     ----------     ----------

Cash and cash equivalents--end of period                                             $    1,092     $      377
================================================================================     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2005

1.   General

     In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation (OPC) and/or one or more entities where it owns a majority voting interest. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental's Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K).

     In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present Occidental's consolidated financial position as of March 31, 2005, and the consolidated statements of income and cash flows for the three months then ended. The income and cash flows for the period ended March 31, 2005, are not necessarily indicative of the income or cash flows to be expected for the full year.

     Certain financial statements and notes for the prior year have been reclassified to conform to the 2005 presentation.

     Occidental has reclassified its auction rate security investments from cash and cash equivalents to short-term investments on its March 31, 2005 balance sheet. These investments contain a short-term repricing feature. As a result, their carrying values approximate their fair values. There have been no realized gains or losses on these investments during 2005 or 2004. Prior period financial statements have also been reclassified to conform to the current presentation. This reclassification resulted in no change to Occidental's results of operations or cash flow from operations for any period.

     Refer to Note 1 to the consolidated financial statements in the 2004 Form 10-K for a summary of significant accounting policies.


2.   Asset Acquisitions, Dispositions and Other Transactions

     In the first quarter of 2005, Occidental made several oil and gas acquisitions in the Permian Basin for approximately $304 million in cash.

     In the first quarter of 2005, Occidental redeemed all of its 7.65 percent senior notes which reduced current maturities of long-term debt by approximately $459 million. This resulted in an after-tax charge of $6 million.


3.   Accounting Changes

     In April 2005, the FASB issued FASB Staff Position No. (FSP) FAS 19-1, "Accounting for Suspended Well Costs." FSP FAS 19-1 specifies new accounting guidance for when successful efforts companies can capitalize exploratory well costs. The guidance also requires new disclosures related to these costs. FSP FAS 19-1 is effective in the first reporting period beginning after April 4, 2005 and should be applied prospectively to existing and new exploratory well costs. Occidental plans to adopt this statement effective July 1, 2005 and it is not expected to have a material effect on the financial statements upon adoption.

     In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 specifies the accounting treatment for conditional asset retirement obligations under the provisions of Statement of Accounting Standard (SFAS) No. 143. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Occidental plans to adopt this statement effective December 31, 2005. Occidental is currently assessing the effect of FIN 47 on its financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No.
     123R) "Share-Based Payments." SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. Occidental currently uses the intrinsic-value method to account for these share-based payments. SFAS No. 123R is effective for public companies at the beginning of the first fiscal year ending after June 15, 2005. Occidental will adopt the provisions of this statement effective January 1, 2006. Occidental anticipates adopting SFAS No. 123R using the modified prospective method, which will not require Occidental to restate prior periods. Occidental is currently assessing the effect of SFAS No. 123R on its financial statements.


4.   Comprehensive Income

     The following table presents Occidental's comprehensive income items (in millions):

     Three Months Ended March 31,                                      2005           2004
     =======================================================     ==========     ==========
     Net income                                                  $      846     $      487
     Other comprehensive income items
           Foreign currency translation adjustments                     (12)            (7)
           Derivative mark-to-market adjustments                       (184)            (2)
           Unrealized gain on securities                                103             29
                                                                 ----------     ----------
     Other comprehensive income, net of tax                             (93)            20
                                                                 ----------     ----------
     Comprehensive income                                        $      753     $      507
     =======================================================     ==========     ==========

     During the first quarter of 2005, Occidental entered into a series of fixed price swaps and costless collar agreements that qualify as cash-flow hedges for the sale of its crude oil production. These hedges, which begin in July 2005 and continue to the end of 2011, will hedge less than 4% of Occidental's current crude oil production. The first quarter 2005 derivative mark-to-market adjustment includes an after-tax loss of $176 million from changes in these cash flow hedges. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for further information.


5.   Supplemental Cash Flow Information

     During the three months ended March 31, 2005 and 2004, net cash payments for federal, foreign and state income taxes were approximately $108 million and $64 million, respectively. Interest paid (net of interest capitalized of $3 million and $2 million, respectively) totaled approximately $98 million and $83 million for the three months ended March 31, 2005 and 2004, respectively.

6.   Inventories

     A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

     Balance at                                 March 31, 2005          December 31, 2004
     ===================================     ====================     ====================
     Raw materials                                $       60               $       62
     Materials and supplies                              165                      157
     Finished goods                                      360                      380
                                                  ----------               ----------
                                                         585                      599
     LIFO reserve                                        (54)                     (54)
                                                  ----------               ----------
     Total                                        $      531               $      545
     ===================================          ==========               ==========


7.   Asset Retirement Obligations

     The following summarizes the activity of the asset retirement obligations of which $7 million and $4 million is included in accrued liabilities at March 31, 2005 and 2004, respectively, and the remaining balance is included in deferred credits and other liabilities - other (in millions):

     Three Months Ended March 31,                                           2005           2004
     ============================================================     ==========     ==========
     Beginning balance                                                $      206     $      167
     Liabilities incurred in the period                                        1              9
     Liabilities settled in the period                                        (1)            (3)
     Acquisition and other                                                     1             16
     Accretion expense                                                         3              3
                                                                      ----------     ----------
     Ending balance                                                   $      210     $      192
     ============================================================     ==========     ==========


8.   Environmental Expenditures

     Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at sites subject to the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), comparable state sites and other domestic and foreign remediation sites, including Occidental facilities and previously owned sites.

     The following table presents Occidental's environmental remediation reserves at March 31, 2005, the current portion of which ($76 million) is included in accrued liabilities. The remaining amount is included in deferred credits and other liabilities - other. The reserves are grouped by three categories of environmental remediation sites ($ amounts in millions):

                                                # of Sites           Reserve
     ===================================     ===============     ===============
     CERCLA &  Equivalent Sites                       124           $     240
     Active Facilities                                 16                  73
     Closed or Sold Facilities                         39                  63
                                             ---------------     ---------------
          Total                                       179           $     376
     ===================================     ===============     ===============

     In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental expects it may continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $375 million beyond the amount accrued.

     The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at March 31, 2005 ($ amounts in millions):

      Description                           # of Sites          Reserve
     ===================================     ===============     ===============
     Minimal/No Exposure (a)                           99           $       6
     Reserves between $1-10 MM                         18                  69
     Reserves over $10 MM                               7                 165
                                             ---------------     ---------------
          Total                                       124           $     240
     ===================================     ===============     ===============

     (a) Includes 27 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 52 sites where Occidental's reserves are less than $50,000 each, and 13 sites where reserves are between $50,000 and $1 million each.


     Refer to Note 8 to the consolidated financial statements in the 2004 Form 10-K for additional information regarding Occidental's environmental expenditures.


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

     In September 2004, Occidental received formal notification from Petroecuador, the state oil company of Ecuador, initiating proceedings to determine if Occidental had violated its Participation Contract for Block 15 or the Ecuadorian Hydrocarbons Law and whether the alleged violations constitute grounds for terminating the Participation Contract. The principal allegation stated in the notice is an assertion that Occidental should have obtained government approval of a farmout agreement entered into in 2000. Occidental believes that it has complied with all material obligations under the Participation Contract and Ecuadorian law and that any termination of the contract based upon the stated allegations would be unfounded and would constitute an unlawful expropriation. Earlier this year, Occidental made preliminary settlement proposals to the Government of Ecuador as a potential framework to resolve this dispute. It is reasonably possible that a negotiated settlement would negatively affect the future profitability of, and production and reserves from, Block 15 operations. On April 20, 2005, in the midst of significant public protests, Ecuador's Congress removed the country's President from office, and the country's Vice President became President. A new cabinet has not been fully formed, and Occidental has not been able to determine what position the new Government will take regarding foreign investors, the petroleum industry in general and Occidental's dispute in particular.
     Block 15 operations represent approximately 9 percent of Occidental's 2004 consolidated production, 4 percent of its proved consolidated reserves and 2 percent of its total property, plant and equipment, net of accumulated depreciation, depletion and amortization.

     In April 2004, a number of U.S. companies, including Occidental Chemical Corporation (OxyChem), were served with seven lawsuits filed in Nicaragua by approximately two thousand individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. In the opinion of management, these claims are without merit because, among other things, OxyChem believes that none of the pesticide it manufactured was ever sold or used in Nicaragua. Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. In similar situations, involving other defendants, Nicaraguan courts have proceeded to enter significant judgments against the defendants under that statute. OxyChem has filed a response to the complaints contesting jurisdiction without posting such pre-trial deposit. In December 2004, the judge in one of the cases ruled the court had jurisdiction over the defendants, including OxyChem, and that the plaintiffs had waived the requirement of the pre-trial deposit. OxyChem has appealed that portion of the ruling relating to the jurisdiction of the Nicaraguan courts. Thereafter, the trial court ordered defendants, including OxyChem, to file an answer. In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in the case. In the opinion of management, any judgment rendered under the statute would be unenforceable in the United States.

     During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 1997 are closed for U.S. federal income tax purposes. Taxable years 1997 through 2003 are in various stages of audit by the Internal Revenue Service. Disputes arise during the course of such audits as to facts and matters of law. Occidental has been in continuing tax audit settlement discussions with the Internal Revenue Service on issues related to foreign tax credits and various domestic income issues for the 1997 to 2000 audit years. Occidental believes that it is reasonably possible that substantive issues for taxable years 1997 to 2000 could be favorably resolved during 2005 and that such resolutions, if they occur, could have a positive and material effect on its results of operations and its financial condition; however, Occidental believes such resolutions will not have a significant cash effect.

     Occidental has guarantees outstanding at March 31, 2005, which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At March 31, 2005, the notional amount of these guarantees was approximately $500 million. Of this amount, approximately $400 million relates to Occidental's guarantees of equity investees' debt and other commitments. The remaining $100 million relates to various indemnities and guarantees provided to third parties.

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


10.  Income Taxes

     The provision for taxes based on income for the 2005 and 2004 interim periods was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion (APB) No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income. The provision for income taxes for the first quarter of 2005 includes a $10 million charge related to a state income tax issue. The provision for income taxes for the first quarter of 2004 includes a $20 million credit from settlement of a tax issue.


11.  Stock-Based Compensation

     Occidental accounts for its stock incentive plans (Plans) using the intrinsic value method under APB No. 25 and related interpretations. Had compensation expense for those Plans been determined in accordance with SFAS No. 123, "Accounting for Stock Based Compensation", Occidental's pro-forma net income and earnings per share would have been as follows (in $ millions, except per share amounts):

     Three Months Ended March 31,                                 2005           2004
     ==================================================     ==========     ==========
     Net income                                             $      846     $      487
     Add: Stock-based compensation included in net
     income, net of tax, under APB No. 25                           35              9
     Deduct : Stock-based compensation, net of tax,
     determined under SFAS No. 123 fair value method               (38)           (13)
                                                            ----------     ----------
     Pro-forma net income                                   $      843     $      483
     ==================================================     ==========     ==========

     Earnings Per Share:
          Basic - as reported                               $     2.11     $     1.24
          Basic - pro forma                                 $     2.11     $     1.23

          Diluted - as reported                             $     2.08     $     1.23
          Diluted - pro forma                               $     2.08     $     1.22
     --------------------------------------------------     ----------     ----------

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

     The following table sets forth the components of the net periodic benefit costs for Occidental's defined benefit pension and postretirement benefit plans as of March 31 (in millions):

     Three Months Ended March 31,                         2005                               2004
     ===================================     ==============================     ==============================
                                               Pension       Postretirement      Pension        Postretirement
     Net Periodic Benefit Cost                 Benefit          Benefit          Benefit           Benefit
     ===================================     ==========     ===============     ==========     ===============
     Service cost                            $        3     $             2     $        3     $             2
     Interest cost                                    6                   8              6                   8
     Expected return on plan assets                  (7)                 --             (5)                 --
     Recognized actuarial (gain) / loss               1                   4              1                   3
                                             ----------     ---------------     ----------     ---------------
          Total                              $        3     $            14     $        5     $            13
     ===================================     ==========     ===============     ==========     ===============

     On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Regulations governing the Medical Prescription drug benefit and other key elements of the Medicare Modernization Act were released by the Department of Health and Human Services Centers for Medicare and Medicaid Services on January 21, 2005. Occidental is reviewing its retiree health care plans in light of these final regulations, which may change Occidental's obligations under the plans. At this time, Occidental is unable to determine the impact of the new Medicare provisions. The retiree medical obligations and costs reported do not reflect the impact of this legislation in accordance with FSP No. FAS 106-2. Occidental intends to adopt the accounting requirements of this standard and adjust its retiree medical obligations and costs during the second quarter of 2005.

     Occidental funded approximately $2 million in cash to its domestic defined benefit pension plans for the quarter ended March 31, 2005 and it does not expect to contribute any further amount in 2005.

     Refer to Note 13 to the consolidated financial statements in the 2004 Form 10-K for additional information regarding Occidental's retirement plans and postretirement benefits.

13.  Industry Segments

     As of January 1, 2005, Occidental revised its reporting of segment earnings to show segment earnings before income taxes. All domestic and foreign income tax expense is now reflected in the "Corporate and other" column. This change has been retrospectively applied to prior period results. The following table presents Occidental's interim industry segment and corporate disclosures (in millions):

                                                                                             Corporate
                                                    Oil and Gas           Chemical           and Other               Total
     ========================================     ===============     ===============     ===============       ===============
     Quarter ended March 31, 2005
          Net sales                               $         2,219     $         1,061     $            23       $         3,303
                                                  ===============     ===============     ===============       ===============
          Pretax operating profit (loss)          $         1,349     $           214     $          (112)(a)   $         1,451
          Income taxes                                         --                  --                (601)(b)              (601)
          Discontinued operations, net                         --                  --                  (4)                   (4)
                                                  ---------------     ---------------     ---------------       ---------------
          Net income (loss)                       $         1,349     $           214     $          (717)(c)   $           846
     ========================================     ===============     ===============     ===============       ===============
     Quarter ended March 31, 2004
          Net sales                               $         1,693     $           834     $            30       $         2,557
                                                  ===============     ===============     ===============       ===============
          Pretax operating profit (loss)          $           915     $            56     $          (119)(a)   $           852
          Income taxes                                         --                  --                (363)(b)              (363)
          Discontinued operations, net                         --                  --                  (2)                   (2)
                                                  ---------------     ---------------     ---------------       ---------------
          Net income (loss)                       $           915     $            56     $          (484)(d)   $           487
     ========================================     ===============     ===============     ===============       ===============

(a) Includes unallocated net interest expense, administration expense and other items.

(b) Includes all foreign and domestic income taxes. The 2005 amount includes a $10 million charge related to a state income tax issue. The 2004 amount includes a $20 million tax credit settlement.

(c) Includes a $10 million pre-tax interest charge to redeem 7.65 percent senior notes ($6 million net of tax).

(d) Includes a trust preferred securities redemption pre-tax charge of $11 million ($7 million net of tax).


14.  Subsequent Events

     In April 2005, Valero Energy Corp. (Valero) and Premcor Inc. (Premcor) announced that the companies have executed a merger agreement for Valero to acquire Premcor in an $8 billion transaction. Under the terms of the agreement, Premcor shareholders will have the right to receive 0.99 shares of Valero common stock or $72.76 in cash for each share of Premcor common stock, or they can receive a combination of both, subject to proration so that 50 percent of the total Premcor shares are acquired for cash. At March 31, 2005, Occidental owned over 9 million shares of Premcor.

     In April 2005, Occidental signed a heads of agreement with the government of Oman to develop the Mukhaizna oil field in Oman. If the terms of the understanding are implemented, Occidental would be operator of the field.

     In May 2005, Dolphin Energy Limited signed a gas sales agreement with Dubai Supply Authority (DUSUP) to deliver future supplies of Dolphin gas from Qatar to the DUSUP power plant in Jebel Ali. The agreement provides for the supply of up to 700 million standard cubic feet of gas per day for a period of 25 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Occidental (as defined in Note 1 to the consolidated condensed financial statements) reported net income for the first quarter of 2005 of $846 million, on net sales of $3.3 billion, compared with net income of $487 million, on net sales of $2.6 billion, for the same period of 2004. Basic earnings per common share were $2.11 for the first quarter of 2005, compared with basic earnings per common share of $1.24 for the same period of 2004.

Net income for the first quarter of 2005 included a $10 million pre-tax interest charge to redeem outstanding 7.65 percent senior notes and a $10 million charge related to a state income tax issue. Net income for the first quarter of 2004 included a pre-tax charge of $11 million for the redemption of all of the outstanding 8.16 percent Trust Preferred Redeemable Securities (trust preferred securities) and a $20 million credit from settlement of a tax issue. Net income for the first quarter of 2005, compared to the same period in 2004, reflected higher oil and gas prices and higher chemical margins resulting from higher chemical prices.

SELECTED INCOME STATEMENT ITEMS

The increase of $746 million in net sales in the first quarter of 2005, compared with the same period in 2004, primarily reflected higher worldwide crude oil, natural gas and chemical prices.

The increase of $152 million in cost of sales for the first quarter of 2005, compared with the same period in 2004, primarily reflected higher oil and gas production costs, higher energy and chemical raw material costs and higher DD&A expense mainly due to accelerated drilling and workovers in Yemen and Elk Hills and a facility expansion in Qatar. The increase of $51 million in selling, general and administrative and other operating expenses for the first quarter of 2005, compared to the same period in 2004, primarily reflected increases in various oil and gas costs, including production-related taxes and other operating costs. Interest and debt expense, net for the first quarter of 2005 included a pre-tax debt redemption charge of $10 million and for the first quarter of 2004 included a trust preferred securities redemption pre-tax charge of $11 million. The provision for income taxes for the first quarter of 2005 included a $10 million charge related to a state tax issue and the first quarter of 2004 included a $20 million credit from settlement of a tax issue. The increase of $56 million in income from equity investments for the first quarter of 2005, compared to the same period in 2004, was attributable primarily to first quarter 2005 income of $44 million from the Lyondell equity investment compared to a loss of $3 million in the first quarter of 2004.

SELECTED ANALYSIS OF FINANCIAL POSITION

The increase in receivables, net of $326 million at March 31, 2005, compared with December 31, 2004, was due to higher sales prices. The increase of $179 million in investments in unconsolidated entities at March 31, 2005, compared with December 31, 2004, was due to increased equity investee income and a fair value adjustment recorded in other comprehensive income on the Premcor Inc. available-for-sale investment, partially offset by dividends received from equity investees.

The increase in domestic and foreign income taxes payable of $264 million at March 31, 2005, compared with December 31, 2004, was due to the fact that the first estimated payment for federal and state income taxes is not paid until April 2005.

SEGMENT OPERATIONS

As of January 1, 2005, Occidental revised its reporting of segment earnings to show segment earnings before income taxes. All domestic and foreign income tax expense is now reflected in the income taxes line under Unallocated Corporate Items. This reporting change has been retrospectively applied to prior period results. The following table sets forth the sales and earnings of each industry segment and unallocated corporate items (in millions):

                                                                                            Three Months Ended
                                                                                                      March 31
                                                                                     -------------------------
                                                                                           2005           2004
================================================================================     ==========     ==========
NET SALES
 Oil and gas                                                                         $    2,219     $    1,693
 Chemical                                                                                 1,061            834
 Other                                                                                       23             30
                                                                                     ----------     ----------

NET SALES                                                                            $    3,303     $    2,557
                                                                                     ==========     ==========
SEGMENT EARNINGS
 Oil and gas                                                                         $    1,349     $      915
 Chemical                                                                                   214             56
                                                                                     ----------     ----------
                                                                                          1,563            971
UNALLOCATED CORPORATE ITEMS
 Interest expense, net (a)                                                                  (61)           (68)
 Income taxes (b)                                                                          (601)          (363)
 Other                                                                                      (51)           (51)
                                                                                     ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                                           850            489
Discontinued operations, net                                                                 (4)            (2)
                                                                                     ----------     ----------

NET INCOME                                                                           $      846     $      487
================================================================================     ==========     ==========

(a) The first quarter 2005 includes a $10 million pre-tax interest charge to redeem all the outstanding 7.65 percent senior notes. The first quarter 2004 includes an $11 million pre-tax interest charge to redeem the trust preferred securities.

(b) The first quarter 2005 includes a $10 million charge related to a state income tax issue. The first quarter 2004 includes a $20 million credit related to the settlement of an issue with the Internal Revenue Service.

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


The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate and other:

                                                                                        Three Months Ended March 31
                                                            -------------------------------------------------------
(in millions, except per share amounts)                           2005            EPS           2004            EPS
=======================================================     ==========     ==========     ==========     ==========
TOTAL REPORTED EARNINGS                                     $      846     $     2.11     $      487     $     1.24
                                                            ==========     ==========     ==========     ==========

OIL AND GAS
Segment Earnings                                            $    1,349                    $      915
No significant items affecting earnings                             --                            --
                                                            ----------                    ----------
Segment Core Earnings                                            1,349                           915
                                                            ----------                    ----------

CHEMICAL
Segment Earnings                                                   214                            56
No significant items affecting earnings                             --                            --
                                                            ----------                    ----------
Segment Core Earnings                                              214                            56
                                                            ----------                    ----------

CORPORATE AND OTHER
Results                                                           (717)                         (484)
Less:
     Trust preferred securities redemption charge                   --                           (11)
     7.65% debt redemption charge                                  (10)                           --
     State tax issue charge                                        (10)                           --
     Settlement of tax issue                                        --                            20
     Tax effect of pre-tax adjustments                               4                             4
     Discontinued operations, net *                                 (4)                           (2)
                                                            ----------                    ----------
Corporate Core Results                                            (697)                         (495)
                                                            ----------                    ----------

TOTAL CORE EARNINGS                                         $      866     $     2.16     $      476     $     1.22
=======================================================     ==========     ==========     ==========     ==========

*    These amounts are shown after tax

WORLDWIDE EFFECTIVE TAX RATE

The following table sets forth the calculation of the worldwide effective tax rate for reported income and core earnings:

                                                                                              Three Months Ended
                                                                                                        March 31
                                                                                     ----------------------------
(in millions)                                                                              2005           2004
================================================================================     ==========     ==========
REPORTED INCOME

Oil & Gas (a)                                                                        $    1,349     $      915
Chemicals                                                                                   214             56
Corporate & other                                                                          (112)          (119)
                                                                                     ----------     ----------
     Pre-tax income                                                                       1,451            852

Income tax expense
     Federal and state                                                                      349            193
     Foreign (a)                                                                            252            170
                                                                                     ----------     ----------
Total                                                                                       601            363

                                                                                     ----------     ----------
Income from continuing operations                                                    $      850     $      489
                                                                                     ==========     ==========

Worldwide effective tax rate                                                                41%            43%
                                                                                     ==========     ==========

CORE EARNINGS

Oil & Gas (a)                                                                        $    1,349     $      915
Chemical                                                                                    214             56
Corporate & other                                                                          (102)          (108)
                                                                                     ----------     ----------
     Pre-tax income                                                                       1,461            863

Income tax expense
     Federal and state                                                                      343            217
     Foreign (a)                                                                            252            170
                                                                                     ----------     ----------
Total                                                                                       595            387

                                                                                     ----------     ----------
Core Earnings                                                                        $      866     $      476
                                                                                     ==========     ==========

Worldwide effective tax rate                                                                41%            45%
================================================================================     ==========     ==========

     (a) Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas pre-tax income includes revenue amounts of $187 million for the first quarter of 2005 and $116 million for the first quarter of 2004.


Occidental's first quarter 2005 worldwide effective tax rate was 41 percent. The first quarter 2005 reflected a lower U.S. income tax rate resulting from the crediting of foreign income taxes. Prior to the second quarter 2004, foreign income taxes were deducted in determining U.S. taxable income. An annual tax election permits a taxpayer to claim a credit or deduction for foreign income taxes, whichever is more beneficial. Occidental expects to continue its election to credit foreign income taxes in future years. Occidental expects the tax rate for the second quarter to be approximately 41 percent.

OIL AND GAS SEGMENT

                                                                   Three Months Ended
                                                                             March 31
                                                            -------------------------
Summary of Operating Statistics                                   2005           2004
=======================================================     ==========     ==========
NET PRODUCTION PER DAY:
   CRUDE OIL AND NATURAL GAS LIQUIDS (MBL)
     United States                                                 247            258
     Latin America                                                  74             79
     Middle East                                                   101             95
     Other Eastern Hemisphere                                        5              9

   NATURAL GAS (MMCF)
     United States                                                 528            527
     Middle East                                                    56             11
     Other Eastern Hemisphere                                       78             75

BARRELS OF OIL EQUIVALENT (MBOE)(A)
   Consolidated subsidiaries                                       537            543
   Other interests                                                  28             25
                                                            ----------     ----------
   Worldwide production                                            565            568
=======================================================     ==========     ==========

AVERAGE SALES PRICE:
   CRUDE OIL ($/BBL)
     United States                                          $    44.24     $    32.62
     Latin America                                          $    39.87     $    28.99
     Middle East                                            $    42.00     $    30.08
     Other Eastern Hemisphere                               $    37.97     $    29.37
     Total consolidated subsidiaries                        $    42.68     $    31.19
     Other interests                                        $    28.20     $    19.75
     Total Worldwide                                        $    41.71     $    30.44

   NATURAL GAS ($/MCF)
     United States                                          $     5.94     $     5.00
     Middle East                                            $     0.96     $     0.97
     Other Eastern Hemisphere                               $     2.21     $     2.23
     Total consolidated subsidiaries                        $     5.04     $     4.55
     Other interests                                        $     0.15     $       --
     Total Worldwide                                        $     4.89     $     4.55
=======================================================     ==========     ==========

(a) Natural gas volumes have been converted to equivalent BOE based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as an "Mcf") of gas to one barrel of oil.

Oil and gas segment and core earnings for the first quarter of 2005 were $1.3 billion, compared with $915 million for the same period of 2004. The increase in earnings for the first quarter of 2005, compared to the first quarter of 2004, reflected higher prices for crude oil and natural gas, partially offset by higher production-related taxes and higher utility costs which were the result of higher oil and gas prices, and higher DD&A rates due to accelerated drilling and workovers of wells in Yemen and Elk Hills and a facilities expansion project in Qatar.

The increase of $526 million in net sales in the first quarter of 2005, compared with the same period in 2004, reflected higher prices for crude oil and natural gas.

The average West Texas Intermediate price in the first quarter of 2005 was $49.84 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $6.89 per million BTUs. A change of 10 cents per million BTUs in NYMEX gas prices impacts quarterly oil and gas segment earnings by approximately $5 million while a $1.00 per-barrel change in oil prices has a quarterly impact of approximately $36 million.

Average production costs for the first quarter 2005 were $7.77 per barrel of oil equivalent (BOE) compared to the average 2004 production cost of $6.95 per BOE.

Occidental expects second quarter 2005 oil and gas production to be slightly higher than the first quarter 2005 production because the first quarter did not include production from the Permian Basin acquisitions which occurred at the end of the quarter. The effect of these acquisitions will be partially offset by downtime expected at Horn Mountain for scheduled pipeline maintenance. In addition, production could vary due to price-driven adjustments in the volumes under production-sharing contracts in Oman, Qatar, Yemen and Long Beach.

In April 2005, Occidental signed a heads of agreement with the government of Oman to develop the Mukhaizna oil field in Oman. If the terms of the understanding are implemented, Occidental would be operator of the field. The field currently is producing approximately 10,000 barrels of oil per day. Occidental and its partners would expect to invest over $2 billion to implement a large-scale steam flood to increase production to approximately 150,000 barrels of oil per day within the next few years.

CHEMICAL SEGMENT

                                                              Three Months Ended
                                                                        March 31
                                                       -------------------------
Summary of Operating Statistics                              2005           2004
==================================================     ==========     ==========
MAJOR PRODUCT VOLUMES (M TONS, EXCEPT PVC
   RESINS)
     Chlorine (a)                                             705            706
     Caustic Soda                                             714            732
     Ethylene Dichloride                                      130            122
     PVC Resins (millions of pounds)                        1,025          1,071

MAJOR PRODUCT PRICE INDEX (1987 THROUGH 1990
   AVERAGE PRICE = 1.0)
     Chlorine                                                2.56           1.60
     Caustic Soda                                            1.52           0.71
     Ethylene Dichloride                                     1.78           1.32
     PVC Resins (b)                                          1.29           0.94
==================================================     ==========     ==========

(a)  Product volumes include those manufactured and consumed internally.

(b) Product volumes produced at former PolyOne facilities, now part of Occidental, are excluded from the product price indexes.

Chemical segment and core earnings for the first quarter of 2005 were $214 million, compared with $56 million for the same period of 2004. The increase in earnings for the first quarter of 2005, compared with the same period in 2004, was due primarily to higher margins in all major products resulting from higher sales prices, partially offset by higher energy and feedstock costs.

The increase of $227 million in net sales in the first quarter of 2005, compared with the same period in 2004, primarily reflected higher prices for all major products.

Occidental expects second quarter 2005 chemical earnings to be similar to the first quarter 2005 as it expects no weakening in demand or margin decline for its major products in the second quarter.

CORPORATE AND OTHER

Unallocated corporate items - income taxes for the first quarter of 2005 includes a $10 million charge related to a state tax issue. The first quarter of 2004 includes a $20 million credit related to a settlement of a tax issue.

LIQUIDITY AND CAPITAL RESOURCES

Occidental's net cash provided by operating activities was $1.2 billion for the first quarter of 2005, compared with $965 million for the same period of 2004. The significant increase in operating cash flow in 2005, compared to 2004, resulted from several factors. The most important drivers were the significantly higher oil and natural gas prices and, to a much lesser extent, higher chemical prices. In the first quarter of 2005, compared to the same period in 2004, Occidental's realized oil price was higher by 37 percent and Occidental's realized natural gas price increased almost 19 percent in the U.S., where approximately 80 percent of Occidental's natural gas was produced.

Increases in sales prices realized for Occidental's major chemical product lines for the first quarter of 2005, compared to the first quarter of 2004, ranged from 35 to 114 percent. Chemical prices increased in the first quarter of 2005 at a higher rate than the energy-driven increase in feedstock and power costs, thereby improving margins and cash flow. Chemical price changes had a less significant effect on cash flow because chemical segment earnings and cash flow are significantly smaller than those for the oil and gas segment and because of increases in energy price-driven feedstock and electric power costs, which are major elements of manufacturing cost for the chemical segment's products.

Increases in the costs of producing oil and gas, such as purchased goods and services, particularly materials and oil field services, partially offset oil and gas sales price increases, but such cost increases had a much lower effect on cash flow than the realized price increases. Other cost elements, such as labor costs and overheads, are not significant drivers of cash flow because they are mainly fixed within a narrow range over the short-to-intermediate term.

Occidental's net cash used by investing activities was $846 million for the first quarter of 2005, compared with $694 million for the same period of 2004. The 2005 amount includes two Permian Basin acquisitions totaling $304 million. The 2004 amount includes the purchase of a pipeline and gathering system in the Permian Basin and a $208 million advance to the Elk Hills Power LLC (EHP) equity investment which EHP used to repay a portion of its debt. Capital expenditures for the first quarter of 2005 were $536 million, including $506 million in oil and gas. Capital expenditures for the first quarter of 2004 were $343 million, including $326 million in oil and gas. The 2005 amount includes $90 million for exploration lease bonuses in Libya.

Occidental's net cash used by financing activities was $495 million in the first quarter of 2005, compared with $467 million for the same period of 2004. The 2005 amount includes total cash paid of $459 million for the redemption of 7.65 percent senior notes. The 2004 amount includes total cash paid of $466 million to repurchase the trust preferred securities in January 2004.

In the first quarter 2005, Occidental filed a shelf registration statement for up to $1.5 billion of various securities. No securities have been issued.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at March 31, 2005 and cash and cash equivalents and short-term investments totaled $1.4 billion on the March 31, 2005 balance sheet.

At March 31, 2005, under the most restrictive covenants of certain financing agreements, Occidental's capacity for additional unsecured borrowing was approximately $24.9 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental's capital stock was approximately $9.2 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

Occidental currently expects to spend approximately $2.2 billion on its 2005 capital spending program. Although its income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash on hand, short-term investments and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements, dividend payments and potential acquisitions. If needed, Occidental could access its existing credit facilities.

ENVIRONMENTAL EXPENDITURES

Occidental's operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at sites subject to the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), comparable state sites and other domestic and foreign remediation sites, including Occidental facilities and previously owned sites.

The following table presents Occidental's environmental remediation reserves at March 31, 2005, the current portion of which ($76 million) is included in accrued liabilities. The remaining amount is included in deferred credits and other liabilities - other. The reserves are grouped by three categories of environmental remediation sites ($ amounts in millions):

                                                # of Sites           Reserve
     ===================================     ===============     ===============
     CERCLA &  Equivalent Sites                       124           $     240
     Active Facilities                                 16                  73
     Closed or Sold Facilities                         39                  63
                                             ---------------     ---------------
          Total                                       179           $     376
     ===================================     ===============     ===============

In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental expects it may continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $375 million beyond the amount accrued.

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at March 31, 2005 ($ amounts in millions):

      Description                           # of Sites          Reserve
     ===================================     ===============     ===============
     Minimal/No Exposure (a)                           99           $       6
     Reserves between $1-10 MM                         18                  69
     Reserves over $10 MM                               7                 165
                                             ---------------     ---------------
          Total                                       124           $     240
     ===================================     ===============     ===============

     (a) Includes 27 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 52 sites where Occidental's reserves are less than $50,000 each, and 13 sites where reserves are between $50,000 and $1 million each.

Refer to the "Environmental Expenditures" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Form 10-K for additional information regarding Occidental's environmental expenditures.

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

In September 2004, Occidental received formal notification from Petroecuador, the state oil company of Ecuador, initiating proceedings to determine if Occidental had violated its Participation Contract for Block 15 or the Ecuadorian Hydrocarbons Law and whether the alleged violations constitute grounds for terminating the Participation Contract. The principal allegation stated in the notice is an assertion that Occidental should have obtained government approval of a farmout agreement entered into in 2000. Occidental believes that it has complied with all material obligations under the Participation Contract and Ecuadorian law and that any termination of the contract based upon the stated allegations would be unfounded and would constitute an unlawful expropriation. Earlier this year, Occidental made preliminary settlement proposals to the Government of Ecuador as a potential framework to resolve this dispute. It is reasonably possible that a negotiated settlement would negatively affect the future profitability of, and production and reserves from, Block 15 operations. On April 20, 2005, in the midst of significant public protests, Ecuador's Congress removed the country's President from office, and the country's Vice President became President. A new cabinet has not been fully formed, and Occidental has not been able to determine what position the new Government will take regarding foreign investors, the petroleum industry in general and Occidental's dispute in particular. Block 15 operations represent approximately 9 percent of Occidental's 2004 consolidated production, 4 percent of its proved consolidated reserves and 2 percent of its total property, plant and equipment, net of accumulated depreciation, depletion and amortization.

In April 2004, a number of U.S. companies, including Occidental Chemical Corporation (OxyChem), were served with seven lawsuits filed in Nicaragua by approximately two thousand individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. In the opinion of management, these claims are without merit because, among other things, OxyChem believes that none of the pesticide it manufactured was ever sold or used in Nicaragua. Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. In similar situations, involving other defendants, Nicaraguan courts have proceeded to enter significant judgments against the defendants under that statute. OxyChem has filed a response to the complaints contesting jurisdiction without posting such pre-trial deposit. In December 2004, the judge in one of the cases ruled the court had jurisdiction over the defendants, including OxyChem, and that the plaintiffs had waived the requirement of the pre-trial deposit. OxyChem has appealed that portion of the ruling relating to the jurisdiction of the Nicaraguan courts. Thereafter, the trial court ordered defendants, including OxyChem, to file an answer. In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in the case. In the opinion of management, any judgment rendered under the statute would be unenforceable in the United States.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 1997 are closed for U.S. federal income tax purposes. Taxable years 1997 through 2003 are in various stages of audit by the Internal Revenue Service. Disputes arise during the course of such audits as to facts and matters of law. Occidental has been in continuing tax audit settlement discussions with the Internal Revenue Service on issues related to foreign tax credits and various domestic income issues for the 1997 to 2000 audit years. Occidental believes that it is reasonably possible that substantive issues for taxable years 1997 to 2000 could be favorably resolved during 2005 and that such resolutions, if they occur, could have a positive and material effect on its results of operations and its financial condition; however, Occidental believes such resolutions will not have a significant cash effect.

Occidental has guarantees outstanding at March 31, 2005, which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At March 31, 2005, the notional amount of these guarantees was approximately $500 million. Of this amount, approximately $400 million relates to Occidental's guarantees of equity investees' debt and other commitments. The remaining $100 million relates to various indemnities and guarantees provided to third parties.

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

ACCOUNTING CHANGES

In April 2005, the FASB issued FASB Staff Position No. (FSP) FAS 19-1, "Accounting for Suspended Well Costs." FSP FAS 19-1 specifies new accounting guidance for when successful efforts companies can capitalize exploratory well costs. The guidance also requires new disclosures related to these costs. FSP FAS 19-1 is effective in the first reporting period beginning after April 4, 2005 and should be applied prospectively to existing and new exploratory well costs. Occidental plans to adopt this statement effective July 1, 2005 and it is not expected to have a material effect on the financial statements upon adoption.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 specifies the accounting treatment for conditional asset retirement obligations under the provisions of Statement of Accounting Standard (SFAS) No. 143. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Occidental plans to adopt this statement effective December 31, 2005. Occidental is currently assessing the effect of FIN 47 on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R) "Share-Based Payments." SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. Occidental currently uses the intrinsic-value method to account for these share-based payments. SFAS No. 123R is effective for public companies at the beginning of the first fiscal year ending after June 15, 2005. Occidental will adopt the provisions of this statement effective January 1, 2006. Occidental anticipates adopting SFAS No. 123R using the modified prospective method, which will not require Occidental to restate prior periods. Occidental is currently assessing the effect of SFAS No. 123R on its financial statements.

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND FORWARD-LOOKING INFORMATION

Portions of this report contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: exploration risks such as drilling unsuccessful wells, global commodity pricing fluctuations; competitive pricing pressures; higher-than-expected costs, including feedstocks; crude oil and natural gas prices; chemical prices; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental's production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental's products; any general economic recession or slowdown domestically or internationally; regulatory uncertainties; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency-improvement project, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "will", "anticipate", "plan", "intend", "believe", "expect" or similar expressions that convey the uncertainty of future events or outcomes. Occidental expressly disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of 2005, Occidental entered into a series of fixed price swaps and costless collar agreements that qualify as cash-flow hedges for the sale of its crude oil production. These hedges, which begin in July 2005 and continue to the end of 2011, will hedge less than 4% of Occidental's current crude oil production. The following table provides information about these cash-flow hedges in a tabular presentation.

                                                                                                            Fair Value
                                                                                                            Liability
                               2005(a)    2006       2007       2008       2009       2010       2011     (in millions)
                             --------   --------   --------   --------   --------   --------   --------   -------------
Crude Oil Fixed
Price Swaps
--------------------------
     Daily Volume (bpd)            14         10          8         --         --         --         --   $         114
     Average Price           $  45.61   $  41.61   $  40.04


Crude Oil Costless Collars
--------------------------
     Daily Volume (bpd)             2          6          7         14         13         12         12             156
     Average Floor           $  44.00   $  41.33   $  40.43   $  34.07   $  33.15   $  33.00   $  32.92
     Average Cap             $  49.75   $  48.05   $  45.21   $  47.47   $  47.41   $  46.35   $  46.27
                                                                                                          -------------
                                                                                                          $         270
                                                                                                          =============

(a)  Hedges for 2005 are in place only from July 2005 to December 2005.


For the three months ended March 31, 2005, there were no other material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) - Derivative Activities and Market Risk" in Occidental's 2004 Annual Report on Form 10-K.

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

There has been no change in Occidental's internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


This item incorporates by reference the information regarding lawsuits, claim, commitments, contingencies and related matters in Note 9 to the consolidated condensed financial statements in Part I of this Form 10-Q.

In September 2004, Occidental received formal notification from Petroecuador, the state oil company of Ecuador, initiating proceedings to determine if Occidental had violated its Participation Contract for Block 15 or the Ecuadorian Hydrocarbons Law and whether the alleged violations constitute grounds for terminating the Participation Contract. The principal allegation stated in the notice is an assertion that Occidental should have obtained government approval of a farmout agreement entered into in 2000. Occidental believes that it has complied with all material obligations under the Participation Contract and Ecuadorian law and that any termination of the contract based upon the stated allegations would be unfounded and would constitute an unlawful expropriation. Earlier this year, Occidental made preliminary settlement proposals to the Government of Ecuador as a potential framework to resolve this dispute. It is reasonably possible that a negotiated settlement would negatively affect the future profitability of, and production and reserves from, Block 15 operations. On April 20, 2005, in the midst of significant public protests, Ecuador's Congress removed the country's President from office, and the country's Vice President became President. A new cabinet has not been fully formed, and Occidental has not been able to determine what position the new Government will take regarding foreign investors, the petroleum industry in general and Occidental's dispute in particular. Block 15 operations represent approximately 9 percent of Occidental's 2004 consolidated production, 4 percent of its proved consolidated reserves and 2 percent of its total property, plant and equipment, net of accumulated depreciation, depletion and amortization.

In April 2004, a number of U.S. companies, including OxyChem, were served with seven lawsuits filed in Nicaragua by approximately two thousand individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. In the opinion of management, these claims are without merit because, among other things, OxyChem believes that none of the pesticide it manufactured was ever sold or used in Nicaragua. Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. In similar situations, involving other defendants, Nicaraguan courts have proceeded to enter significant judgments against the defendants under that statute. OxyChem has filed a response to the complaints contesting jurisdiction without posting such pre-trial deposit. In December 2004, the judge in one of the cases ruled the court had jurisdiction over the defendants, including OxyChem, and that the plaintiffs had waived the requirement of the pre-trial deposit. OxyChem has appealed that portion of the ruling relating to the jurisdiction of the Nicaraguan courts. Thereafter, the trial court ordered defendants, including OxyChem, to file an answer. In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in the case. In the opinion of management, any judgment rendered under the statute would be unenforceable in the United States.

Accordingly, management does not expect the ultimate resolution of any of these matters to have a material adverse effect upon Occidental's consolidated financial position or results of operations.


ITEM 6.   EXHIBITS

               10.1      Executive Stock Ownership Guidelines.

               10.2 1996 Restricted Stock Plan for Non-Employee Directors, amended as of February 10, 2005.

               11 Statement regarding the computation of earnings per share for the three months ended March 31, 2005 and 2004.

               12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2005 and 2004 and the five years ended December 31, 2004.

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


                              OCCIDENTAL PETROLEUM CORPORATION




DATE: May 4, 2005             S. P. Dominick, Jr.
                              --------------------------------------------------
                              S. P. Dominick, Jr., Vice President and Controller
                              (Chief Accounting and Duly Authorized Officer)

                                  EXHIBIT INDEX

EXHIBITS
--------

     10.1      Executive Stock Ownership Guidelines.

     10.2 1996 Restricted Stock Plan for Non-Employee Directors, amended as of February 10, 2005.

     11 Statement regarding the computation of earnings per share for the three months ended March 31, 2005 and 2004.

     12 Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2005 and 2004 and the five years ended December 31, 2004.

     31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002