Form 10-Q
period 2005-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2005-08-02
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ✓    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ✓    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock $.20 par value	399,798,823 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets —
		June 30, 2005 and December 31, 2004	2

		Consolidated Condensed Statements of Operations —
		Three and six months ended June 30, 2005 and 2004	4

		Consolidated Condensed Statements of Cash Flows —
		Six months ended June 30, 2005 and 2004	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4.	Controls and Procedures	30

Part II	Other Information

	Item 1.	Legal Proceedings	31

	Item 4.	Submission of Matters to a Vote of Security-Holders	31

	Item 6.	Exhibits	32

PART I   FINANCIAL INFORMATION

Item1.    Financial Statements

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

(Amounts in millions)

	2005	2004

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$630	$1,199

Short-term investments	240	250

Receivables, net	2,859	2,235

Inventories	603	545

Prepaid expenses and other	178	202

Total current assets	4,510	4,431

LONG-TERM RECEIVABLES, net	302	239

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,869	1,727

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation, depletion and amortization of $9,390 at
June 30, 2005 and $8,626 at December 31, 2004	16,929	14,633

OTHER ASSETS	350	361

	$23,960	$21,391

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

(Amounts in millions)

	2005	2004

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt and capital lease liabilities	$333	$459
Accounts payable	1,912	1,557
Accrued liabilities	1,282	1,144
Domestic and foreign income taxes	290	263

Total current liabilities	3,817	3,423

LONG-TERM DEBT, net of current maturities and unamortized discount	3,027	3,345

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	1,146	1,248
Other	2,898	2,498
	4,044	3,746

MINORITY INTEREST	366	327

STOCKHOLDERS' EQUITY
Common stock, at par value	80	79
Additional paid-in capital	4,762	4,652
Retained earnings	7,799	5,664
Accumulated other comprehensive income	65	155
	12,706	10,550
	$23,960	$21,391

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Amounts in millions, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
REVENUES
Net sales	$3,518	$2,724	$6,821	$5,281
Interest, dividends and other income	33	19	66	41
Gains on dispositions of assets, net	143	—	147	1
	3,694	2,743	7,034	5,323
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,628	1,438	3,160	2,818
Selling, general and administrative and other
operating expenses	324	238	600	463
Environmental remediation	10	—	19	—
Exploration expense	111	40	158	94
Interest and debt expense, net	61	62	136	133
	2,134	1,778	4,073	3,508
Income before taxes and other items	1,560	965	2,961	1,815
Provision for domestic and foreign income and other taxes	44	384	645	747
Minority interest	29	23	50	36
Income from equity investments	(45)	(26)	(116)	(41)
Income from continuing operations	1,532	584	2,382	1,073
Discontinued operations, net	4	(3)	—	(5)
NET INCOME	$1,536	$581	$2,382	$1,068

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$3.81	$1.48	$5.94	$2.73
Discontinued operations, net	.01	—	—	(.01)
Basic earnings per common share	$3.82	$1.48	$5.94	$2.72

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$3.77	$1.46	$5.86	$2.69
Discontinued operations, net	.01	—	—	(.01)
Diluted earnings per common share	$3.78	$1.46	$5.86	$2.68

DIVIDENDS PER COMMON SHARE	$0.31	$0.275	$0.62	$0.55

BASIC SHARES	401.9	393.9	401.2	392.8

DILUTED SHARES	407.3	398.9	406.8	398.0

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Amounts in millions)

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Income from continuing operations	$2,382	$1,073
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation, depletion and amortization of assets	700	648
Deferred income tax provision	(41)	80
Other noncash charges to income	305	176
Gains on disposition of assets, net	(147)	(1)
Income from equity investments	(116)	(41)
Dry hole and impairment expense	117	69
Changes in operating assets and liabilities	(752)	(460)
Other operating, net	(89)	(76)
Operating cash flow from continuing operations	2,359	1,468
Operating cash flow from discontinued operations	(6)	(116)
Net cash provided by operating activities	2,353	1,457

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,054)	(804)
Purchase of businesses and other interests	(1,720)	(177)
Sales of businesses and disposal of property, plant and equipment, net	53	4
Purchase of short-term investments	(46)	(125)
Sale of short-term investments	56	105
Equity investments and other investing, net	355	(215)
Net cash used by investing activities	(2,356)	(1,212)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	105	—
Payments of long-term debt and capital lease liabilities	(535)	—
Redemption of trust preferred securities	—	(466)
Proceeds from issuance of common stock	3	3
Cash dividends paid	(232)	(208)
Stock options exercised	64	110
Other	29	(4)
Net cash used by financing activities	(566)	(565)
Decrease in cash and cash equivalents	(569)	(320)
Cash and cash equivalents—beginning of period	1,199	573
Cash and cash equivalents—end of period	$630	$253

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2005

1.     General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation (OPC) and/or one or more entities where it owns a majority voting interest. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K).

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2005, and the consolidated results of operations and cash flows for the three and six months then ended, as applicable. The results of operations and cash flows for the period ended June 30, 2005, are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been changed to conform to the 2005 presentation.

In 2005, Occidental reclassified its auction rate security investments from cash and cash equivalents to short-term investments on its consolidated balance sheets. These investments contain a short-term repricing feature. As a result, their carrying values approximate their fair values. There have been no realized gains or losses on these investments during 2005 or 2004. Prior period financial statements have been reclassified to conform to the current presentation. This reclassification resulted in no change to Occidental’s results of operations or cash flow from operations for any period.

Refer to Note 1 to the consolidated financial statements in the 2004 Form 10-K for a summary of significant accounting policies, including critical accounting policies.

2.     Asset Acquisitions, Dispositions and Other Transactions

In June 2005, Occidental closed a transaction in the Permian Basin which, combined with other acquisitions of oil and gas property interests completed earlier in the year and dispositions of a portion of the acquired properties, resulted in the addition of approximately 25,000 barrels of oil equivalent (BOE) in daily production. The second quarter production amounts included only a portion of this volume increase, and the remainder will be added in the third quarter.  The gross cash outlay to acquire the interests in this production was $1.4 billion, of which $1.1 billion was paid in the second quarter of 2005. This was partially offset by cash proceeds totaling $178 million from dispositions of a portion of the acquired properties, the largest of which occurred in July 2005. Occidental hedged a portion of its existing Permian Basin production in anticipation of these transactions. See Note 10 for further information.

In June 2005, Occidental completed the purchase of three chlor-alkali chemical manufacturing facilities from Vulcan Materials Company (Vulcan) for $214 million in cash, plus contingent payments based upon the future performance of these facilities and the assumption of certain liabilities. To obtain regulatory approval for this acquisition, Occidental divested itself of one of the facilities.

In the second quarter of 2005, Occidental redeemed $75 million of 4.1% senior medium-term notes. This resulted in an after-tax charge of $1 million.

In the first quarter of 2005, Occidental redeemed all of its 7.65-percent senior notes which reduced current maturities of long-term debt by approximately $459 million. This resulted in an after-tax charge of $6 million.

3.     Accounting Changes

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods' financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Occidental plans to adopt this statement on January 1, 2006 and it is not expected to have a material effect on the financial statements upon adoption.

In April 2005, the FASB issued FASB Staff Position No. (FSP) FAS 19-1, “Accounting for Suspended Well Costs.” FSP FAS 19-1 provides new accounting guidance that specifies when successful efforts companies can capitalize exploratory well costs. The guidance also requires new disclosures related to these costs. FSP FAS 19-1 is effective in the first reporting period beginning after April 4, 2005 and should be applied prospectively to existing and new exploratory well costs. Occidental plans to adopt this statement effective July 1, 2005 and it is not expected to have a material effect on the financial statements upon adoption.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 specifies the accounting treatment for conditional asset retirement obligations under the provisions of Statement of Accounting Standard (SFAS) No. 143. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Occidental plans to adopt this statement effective December 31, 2005. Occidental is currently assessing the effect of FIN 47 on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R) "Share-Based Payments." SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. Occidental currently uses the provisions of APB No. 25 to account for its share-based payments. Public companies are required to adopt the provisions of SFAS No. 123R by the beginning of the first fiscal year ending after June 15, 2005. As permitted by the standard, Occidental will early adopt the provisions of SFAS 123R in the third quarter of 2005. Since most of Occidental’s existing stock-based compensation is already recorded on the income statement, Occidental decided to early adopt SFAS 123R, so that the remaining awards are accounted for in a similar manner. The cumulative effect of adopting this statement is expected to have an insignificant effect on the financial statements. The effect on earnings, subsequent to adoption, will depend on Occidental’s future stock price and the amount of stock-based compensation that is awarded to employees in the future.

4.     Comprehensive Income

The following table presents Occidental’s comprehensive income items (in millions):

	Periods Ended June 30
	Three Months		Six Months
	2005	2004	2005	2004
Net income	$1,536	$581	$2,382	$1,068
Other comprehensive income items
Foreign currency translation adjustments	—	(3)	(12)	(10)
Derivative mark-to-market adjustments (a)	(81)	3	(265)	1
Minimum pension liability adjustments	(1)	—	(1)	—
Unrealized gains on securities	85	39	188	68
Other comprehensive income, net of tax	3	39	(90)	59
Comprehensive income	$1,539	$620	$2,292	$1,127

(a) See Note 10 for further information.
5.	Supplemental Cash Flow Information

During the six months ended June 30, 2005 and 2004, net cash payments for federal, foreign and state income taxes were approximately $715 million and $404 million, respectively. Interest paid (net of interest capitalized of $7 million and $2 million, respectively) totaled approximately $125 million and $104 million for the six months ended June 30, 2005 and 2004, respectively.

6.	Inventories

A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

Balance at	June 30, 2005	December 31, 2004
Raw materials	$66	$62
Materials and supplies	189	157
Finished goods	402	380
	657	599
LIFO reserve	(54)	(54)
Total	$603	$545

7.	Asset Retirement Obligations

The following table summarizes the activity of the asset retirement obligations of which $6 million and $4 million is included in accrued liabilities in 2005 and 2004, respectively, and the remaining balance in both years is included in deferred credits and other liabilities – other (in millions):

Six Months Ended June 30	2005	2004
Beginning balance	$206	$167
Liabilities incurred in the period	3	9
Liabilities settled in the period	(3)	(5)
Acquisitions and other	20	29
Accretion expense	7	6
Revisions to estimated cash flows	—	(2)
Ending balance	$233	$204

8.	Environmental Liabilities and Expenditures

Occidental’s operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, the legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at sites subject to the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), comparable state sites and other domestic and foreign remediation sites, including Occidental facilities and previously owned sites.

The following table presents Occidental’s environmental remediation reserves at June 30, 2005, which are included in accrued liabilities ($76 million) and deferred credits and other liabilities – other ($340 million). The reserves are grouped by three categories of environmental remediation sites as follows ($ amounts in millions):

	# of Sites	Reserve
CERCLA & Equivalent Sites	124	$ 228
Active Facilities	18	112
Closed or Sold Facilities	41	76
Total	183	$ 416

In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental expects it may continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $385 million beyond the amount accrued.

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent sites in which OPC or certain of its subsidiaries were involved at June 30, 2005 ($ amounts in millions):

Description	# of Sites	Reserve
Minimal/No Exposure (a)	102	$ 7
Reserves between $1-10 MM	15	61
Reserves over $10 MM	7	160
Total	124	$ 228
(a)

Includes 27 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 54 sites where Occidental’s reserves are less than $50,000 each, and 14 sites where reserves are between $50,000 and $1 million each.

Refer to Note 8 to the consolidated financial statements in the 2004 Form 10-K for additional information regarding Occidental’s environmental expenditures.

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

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes arise during the course of such audits as to facts and matters of law. In May 2005, Occidental entered into a closing agreement with the Internal Revenue Service (IRS) resolving certain foreign tax credit issues as part of the IRS audit of tax years 1997-2000. The closing agreement was completed after an extensive IRS review of various complex tax issues and negotiations between Occidental and the IRS. As a result of the closing agreement, Occidental recorded a tax benefit of about $619 million for the reversal of tax reserves that were previously established for those foreign tax credit issues. This resolution did not have a significant current cash effect. Taxable years prior to 1998 are closed for U.S. federal income tax purposes. Taxable years 1998 through 2003 continue to be open for audit by the IRS. Occidental believes that it is reasonably possible that additional issues for taxable years 1998 to 2000 could be concluded during 2005 with a favorable effect on the statement of operations, and that such resolutions, if they occur, would not be material to its financial position.

Occidental has guarantees outstanding at June 30, 2005 which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At June 30, 2005, the notional amount of these guarantees was approximately $500 million. Of this amount, approximately $400 million relates to Occidental’s guarantee of equity investees’ debt and other commitments. The remaining $100 million relates to various indemnities and guarantees provided to third parties. The amount recorded on the consolidated balance sheet for these guarantees was immaterial.

It is impossible at this time to determine the ultimate liabilities that OPC and its subsidiaries may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. If these matters were to be ultimately resolved unfavorably at amounts substantially exceeding Occidental’s reserves, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon Occidental’s consolidated financial position or results of operations. However, after taking into account reserves, management does not expect the ultimate resolution of any of these matters to have a material adverse effect upon Occidental’s consolidated financial position or results of operations.

10.	Derivative Activities

In the second quarter of 2005, Occidental terminated all of its interest rate swaps that were accounted for as fair value hedges. These hedges had effectively converted approximately $1.2 billion of fixed-rate debt to variable-rate debt. The fair value of the swaps at termination resulted in a gain of approximately $20 million which will be amortized into income over the remaining life of the previously-hedged debt.

During the first quarter of 2005, Occidental entered into a series of fixed price swaps and costless collar agreements that qualify as cash-flow hedges for the sale of its crude oil production. These hedges, which begin in July 2005 and continue to the end of 2011, will hedge less than 4% of Occidental’s current crude oil production. The June 30, 2005 accumulated other comprehensive income account includes derivative mark-to-market after-tax losses of $249 million from changes in these cash flow hedges.

11.	Income Taxes

The provision for taxes based on income for the 2005 and 2004 interim periods was computed in accordance with Interpretation No. 18 of APB No. 28 on reporting taxes for interim periods and was based on projections of total year pre-tax income.

The tax provision for the three and six months ended June 30, 2005, includes a $619 million tax benefit related to the resolution of certain IRS tax issues. See Note 9 for further information. The tax provision for the six months ended June 30, 2005 includes a net $10 million charge related to a state income tax issue and the tax provision for the six months ended June 30, 2004 includes a $20 million credit related to a first quarter 2004 settlement of an issue with the IRS.

12.	Stock-Based Compensation

Occidental accounts for its stock incentive plans (Plans) using the intrinsic value method under APB No. 25 and related interpretations. Had compensation expense for those Plans been determined in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”, Occidental’s pro-forma net income and earnings per share would have been as follows (in $ millions, except per share amounts):

	Periods Ended June 30
	Three Months		Six Months
	2005	2004	2005	2004

Net income	$1,536	$581	$2,382	$1,068
Add: Stock-based compensation included in net income, net of tax, under APB No. 25	38	8	73	17
Deduct : Stock-based compensation, net of tax, determined under SFAS No. 123 fair value method	(56)	(12)	(94)	(26)
Pro-forma net income	$1,518	$577	$2,361	$1,059

Earnings Per Share:
Basic – as reported	$3.82	$1.48	$5.94	$2.72
Basic – pro forma	3.78	1.46	5.89	2.70

Diluted – as reported	$3.77	$1.46	$5.86	$2.68
Diluted – pro forma	3.73	1.45	5.80	2.66

Effective as of June 20, 2005, the holders of substantially all of Occidental’s unvested performance stock awards agreed to the amendment of such awards to provide cash settlement for award payouts in excess of 100% of the target. This modification does not change the amount of expense that Occidental records for its performance stock awards under APB No. 25, except that the cash settled portion of the performance stock award was reclassified from additional paid-in capital to other liabilities on the balance sheet.

13.	Retirement Plans and Postretirement Benefits

Occidental has various defined contribution and defined benefit retirement plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans (in millions):

Three Months Ended June 30,	2005		2004
Net Periodic Benefit Cost	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$ 4	$ 2	$ 3	$ 2
Interest cost	6	8	6	8
Expected return on plan assets	(9)	—	(5)	—
Recognized actuarial loss	—	4	1	3
Total	$ 1	$ 14	$ 5	$ 13

Six Months Ended June 30,	2005		2004
Net Periodic Benefit Cost	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$ 7	$ 4	$ 7	$ 4
Interest cost	12	16	12	16
Expected return on plan assets	(16)	—	(10)	—
Recognized actuarial loss	1	8	2	5
Total	$ 4	$ 28	$ 11	$ 25

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Regulations governing the Medical Prescription drug benefit and other key elements of the Medicare Modernization Act were released by the Department of Health and Human Services Centers for Medicare and Medicaid Services on January 21, 2005. Occidental is reviewing its retiree health care plans in light of these final regulations, which may change Occidental’s obligations under the plans. At this time, Occidental is unable to determine the impact of the new Medicare provisions. The retiree medical obligations and costs reported do not reflect the impact of this legislation in accordance with FSP No. FAS 106-2. Occidental intends to adopt the accounting requirements of this standard and adjust its retiree medical obligations and costs by the end of 2005.

Occidental funded approximately $2 million in cash to its domestic defined benefit pension plans for the six months ended June 30, 2005 and it does not expect to contribute any further amount in 2005.

Refer to Note 13 to the consolidated financial statements in the 2004 Form 10-K for additional information regarding Occidental’s retirement plans and postretirement benefits.

14.	Investments in Unconsolidated Entities

In May 2005, Occidental sold 11 million shares of Lyondell Chemical Company (Lyondell) for gross proceeds of approximately $300 million. This sale resulted in a second quarter 2005 pre-tax gain of $140 million. Occidental has no current plans to divest itself of its remaining Lyondell shares. However, Occidental regularly reviews and analyzes its investments and other operations in order to determine how its stockholders’ interests are best served. Occidental still owns 30.3 million of Lyondell shares and warrants to purchase an additional 5 million shares of Lyondell stock. Occidental continues to account for this investment on the equity method since it has the ability to exercise significant influence over Lyondell.

In May 2005, Dolphin Energy Limited signed a gas sales agreement with Dubai Supply Authority (DUSUP) to deliver future supplies of Dolphin gas from Qatar to a power plant in Jebel Ali. The agreement provides for the supply of up to 700 million standard cubic feet of gas per day for a period of 25 years.

In April 2005, Valero Energy Corp. (Valero) and Premcor Inc. (Premcor) announced that the companies have executed a merger agreement for Valero to acquire Premcor in an $8 billion transaction. Under the terms of the agreement, Premcor shareholders will have the right to receive 0.99 shares of Valero common stock or $72.76 in cash for each share of Premcor common stock, or they can receive a combination of both, subject to proration so that 50 percent of the total Premcor shares are acquired for cash. At June 30, 2005, Occidental owned over 9 million shares of Premcor.

15.	Industry Segments

As of January 1, 2005, Occidental revised its reporting of segment earnings to show segment earnings before income taxes. All domestic and foreign income tax expense is now reflected in the “Corporate and Other” column. This change has been retrospectively applied to prior period results. The following table presents Occidental’s interim industry segment and corporate disclosures (in millions):

	Oil and Gas	Chemical	Corporate and Other		Total
Six Months Ended June 30, 2005
Net sales	$4,572	$2,189	$60		$6,821
Pretax operating profit (loss)	$2,674	$439	$(86)	(a)	$3,027
Income taxes	—	—	(645)	(b)	(645)
Net income (loss)	$2,674	$439	$(731)	(c)	$2,382
Six Months Ended June 30, 2004
Net sales	$3,476	$1,745	$60		$5,281
Pretax operating profit (loss)	$1,895	$148	$(223)	(a)	$1,820
Income taxes	—	—	(747)	(b)	(747)
Discontinued operations, net of tax	—	—	(5)		(5)
Net income (loss)	$1,895	$148	$(975)	(d)	$1,068

(a)	Includes unallocated net interest expense, administration expense and other items.
(b)

Includes all foreign and domestic income taxes. The 2005 amount includes a $619 million tax benefit related to the resolution of certain tax issues with the IRS and a net $10 million charge related to a state income tax issue. The 2004 amount includes a $20 million tax credit related to a settlement of an IRS issue.

(c)	Includes a pre-tax gain on sale of Lyondell stock of $140 million ($89 million net of tax)
(d)	Includes a trust preferred securities redemption pre-tax charge of $11 million ($7 million net of tax).

16.	Subsequent Events

In July 2005, Occidental received a Royal Decree issued by the Sultanate of Oman formally approving the contract to develop the Mukhaizna oil field, one of the largest oilfields in Oman. Under the terms of the new production sharing contract, Occidental will be the operator of the field and hold a 45-percent working interest.

In July 2005, Occidental gave notice that it will redeem, out of existing cash on hand, three debt issues with a total notional amount of $333 million, most of which is due in 2007. These debt issues are classified as current liabilities on the June 30, 2005 balance sheet.

Occidental suspended all activities in Libya in 1986 as a result of economic sanctions imposed by the U.S. government. During the imposition of sanctions, Occidental derived no economic benefit from its Libyan interests and had no Libyan assets on its balance sheet. In 2004, the U.S. government lifted all of the principal economic sanctions against Libya. However, Libya continues to be designated as a country supporting international terrorism under section 6(j) of the U.S. Export Administration Act and, as such, continues to be subject to certain limited sanctions.

On June 28, 2005, Occidental reached agreement with the National Oil Corporation of Libya (NOC), subject to final Libyan governmental approval, to resume its participation in the operation of the assets that Occidental left in 1986. On July 25, 2005, Occidental was advised by the NOC that the Libyan authorities approved the terms and conditions of the re-entry agreement. The agreement allows Occidental to return to its Libyan operations on generally the same terms in effect when activities were suspended. Those assets consist of 3 producing contracts in the Sirte Basin and four exploration blocks. Net production to Occidental under the contracts is initially expected to be in the range of 12,000 to 15,000 barrels of oil per day. The agreement requires Occidental to pay to NOC approximately $133 million in re-entry bonuses and capital adjustment and work-in-progress payments and $10 million per year while Occidental continues to operate in Libya as reimbursements for past development costs associated with the historical assets. In addition, Occidental has committed to spend $90 million over the next five years in the four exploration blocks. Currently, Occidental’s rights in the producing fields extend through early 2009 and early 2010.

Separately, in January 2005, Occidental participated in the EPSA IV exploration bid round in Libya. Occidental was the successful bidder on nine of the 15 areas available. Occidental will operate five onshore areas and will have a 90-percent exploration working interest. In addition, Occidental will have a 35-percent exploration working interest in four offshore areas. The offshore areas will be operated by Woodside Petroleum Ltd. Occidental paid approximately $90 million in exploration lease bonuses as successful bidder and committed to spend an additional $125 million over the next 5 years.

On July 21, 2005, the Federal Energy Regulatory Commission (FERC) announced the approval of Occidental’s plan to construct a $450 million liquefied natural gas terminal and a related 26-mile-long pipeline near Corpus Christi, Texas. The terminal, if built, is expected to be able to deliver 1 billion cubic feet of natural gas to consumers, will be adjacent to and integrated with Occidental’s existing Ingleside chemical and power facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (as defined in Note 1 to the consolidated condensed financial statements) reported net income for the first six months of 2005 of $2.4 billion, on net sales of $6.8 billion, compared with net income of $1.1 billion, on net sales of $5.3 billion, for the same period of 2004. Basic earnings per common share were $5.94 for the first six months of 2005, compared with basic earnings per share of $2.72 for the same period of 2004. Occidental reported net income for the second quarter of 2005 of $1.5 billion, on net sales of $3.5 billion, compared with net income of $581 million, on net sales of $2.7 billion, for the same period of 2004. Basic earnings per common share were $3.82 for the second quarter of 2005, compared with basic earnings per share of $1.48 for the same period of 2004.

Net income for the first six months and the second quarter of 2005 included a $619 million tax benefit resulting from an IRS settlement, a $140 million pre-tax gain on sale of 11 million shares of Lyondell stock and a $26 million pre-tax expense related to a contract settlement. Net income for the first six months of 2005 included a $10 million pre-tax interest charge to redeem outstanding 7.65-percent senior notes and a net $10 million charge related to a state income tax issue. Net income for the first six months of 2004 included a pre-tax charge of $11 million for the redemption of all of the outstanding 8.16-percent Trust Preferred Redeemable Securities (trust preferred securities) and a $20 million credit from settlement of a tax issue. Net income for the second quarter of 2005, compared to the same period in 2004, reflected higher oil and gas prices and higher chemical margins resulting from higher chemical prices, partially offset by lower oil production, higher oil and gas production and exploration costs, higher DD&A expense and higher energy and raw material costs.

Selected Income Statement Items

The increase in net sales of $794 million and $1.5 billion for the three and six months ended June 30, 2005, compared with the same periods in 2004, reflected higher crude oil, natural gas and chemical prices. For the three and six months ended June 30, 2005, the gains on disposition of assets, net account included a pre-tax gain of $140 million on the sale of 11 million shares of Lyondell stock.

The increase in cost of sales of $190 million and $342 million for the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004, reflected higher oil and gas production costs, higher DD&A expense and higher energy and chemicals raw material costs. The increase of $86 million and $137 million in selling, general and administrative and other operating expenses for the three and six months ended June 30, 2005, compared to the same periods in 2004, reflected increases in share-based compensation expense and various corporate costs, higher operating costs and a $26 million contract settlement. The increase in exploration expense of $71 million and $64 million for the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004, reflected a $66 million pre-tax unproved property impairment as a result of an unsuccessful deep gas well at Elk Hills. The provision for income taxes for the three and six months ended June 30, 2005, includes a $619 million tax benefit related to the resolution of certain IRS tax issues. The provision for income taxes for the six months ended June 30, 2005 includes a net $10 million charge related to a state income tax issue and the provision for income taxes for the six months ended June 30, 2004 includes a $20 million credit related to a first quarter 2004 settlement of an issue with the IRS. The increase in income from equity investments of $19 million and $75 million for the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004, was primarily attributable to improved results from the Lyondell equity investment.

Selected Analysis of Financial Position

The increase in receivables, net, of $624 million at June 30, 2005, compared with December 31, 2004, was primarily due to higher sales prices. The increase in property, plant and equipment of $2.3 billion at June 30, 2005, compared with December 31, 2004, was due to the Permian Basin oil and gas transactions, the acquisition of chlor-alkali chemical manufacturing facilities from Vulcan and continued capital investment in oil and gas and chemical assets. The increase in accounts payable of $355 million at June 30, 2005, compared with December 31, 2004, was due to higher payable balances in the oil and gas marketing and trading operations. The increase in deferred credits and other liabilities – other of $400 million was primarily due to increases in derivative non-current liabilities related to crude oil production hedges and accruals related to the Vulcan plant and Permian Basin acquisitions partially offset by the reduction in liabilities related to the IRS settlement.

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

	Periods Ended June 30
	Three Months		Six Months
	2005	2004	2005	2004
Segment Net Sales
Oil and gas (a)	$2,353	$1,783	$4,572	$3,476
Chemical	1,128	911	2,189	1,745
Other	37	30	60	60
Net Sales	$3,518	$2,724	$6,821	$5,281
Segment Earnings
Oil and gas	$1,325	$980	$2,674	$1,895
Chemical	225	92	439	148
	1,550	1,072	3,113	2,043
Unallocated Corporate Items
Interest expense, net (b)	(47)	(60)	(108)	(128)
Income taxes (a,c)	(44)	(384)	(645)	(747)
Other (d)	73	(44)	22	(95)

Income from Continuing Operations	1,532	584	2,382	1,073

Discontinued operations, net of tax	4	(3)	—	(5)
Net Income	$1,536	$581	$2,382	$1,068
(a)

Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas pre-tax income includes the following revenue amounts by period (in millions): second quarter 2005 - $226, second quarter 2004 - $117, first six months 2005 - $413, first six months 2004 - $233.

(b)

The second quarter 2005 includes a $1 million pre-tax interest charge to redeem all the outstanding 4.1-percent medium term notes and the six months 2005 also includes a $10 million charge to redeem all the outstanding 7.65-percent senior notes. The six months 2004 includes an $11 million pre-tax interest charge to redeem all the outstanding 8.16-percent Trust Preferred Redeemable Securities.

(c)

The second quarter 2005 includes a $619 million tax benefit resulting from the resolution of certain tax issues with the IRS. The six months 2005 also includes a net $10 million charge related to a state income tax issue. The six months 2004 includes a $20 million credit related to a first quarter settlement of an issue with the IRS.

(d)	The second quarter 2005 includes a $140 million pre-tax gain from the sale of 11 million shares of Lyondell Chemical Company, which represented approximately 27 percent of Occidental’s investment.

Significant Items Affecting Earnings

Occidental’s results of operations often include the effects of significant transactions and events affecting earnings that vary widely and unpredictably in nature, timing and amount. Therefore, management uses a measure called “core earnings”, which excludes those items. This non-GAAP measure is not meant to disassociate those items from management’s performance, but rather is meant to provide useful information to investors interested in comparing Occidental’s earnings performance between periods. Reported earnings are considered representative of management’s performance over the long term. Core earnings is not considered to be an alternative to operating income in accordance with generally accepted accounting principles.

The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30
(in millions, except per-share amounts)	2005	EPS	2004	EPS
TOTAL REPORTED EARNINGS	$1,536	$3.82	$581	$1.48

Oil and Gas
Segment Earnings	1,325		980
Less: Contract settlement	(26)		—
Segment Core Earnings	1,351		980
Chemical
Segment Earnings	225		92
No significant items affecting earnings	—		—
Segment Core Earnings	225		92

Total Segment Core Earnings	1,576		1,072
Corporate
Results *	(14)		(491)
Less:
Gain on sale of Lyondell shares	140		—
Settlement of federal tax issue	619		—
Debt repurchase expense	(1)		—
Tax effect of pre-tax adjustments	(51)		—
Discontinued operations, net of tax	4		(3)
Corporate results	(725)		(488)

Total Core Earnings	$851	$2.12	$584	$1.49

* Includes interest expense, income taxes, general and administrative and other expense, and certain non-core items.

The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30
(in millions, except per-share amounts)	2005	EPS	2004	EPS
TOTAL REPORTED EARNINGS	$2,382	$5.94	$1,068	$2.72

Oil and Gas
Segment Earnings	2,674		1,895
Less: Contract settlement	(26)		—
Segment Core Earnings	2,700		1,895
Chemical
Segment Earnings	439		148
No significant items affecting earnings	—		—
Segment Core Earnings	439		148

Total Segment Core Earnings	3,139		2,043
Corporate
Results *	(731)		(975)
Less:
Gain on sale of Lyondell shares	140		—
Settlement of federal tax issue	619		20
Debt repurchase expense	(11)		—
State tax issue charge, net	(10)		—
Trust preferred securities redemption charge	—		(11)
Tax effect of pre-tax adjustments	(47)		4
Discontinued operations, net of tax	—		(5)
Corporate results	(1,422)		(983)

Total Core Earnings	$1,717	$4.28	$1,060	$2.70

* Includes interest expense, income taxes, general and administrative and other expense, and certain non-core items.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for reported income and core earnings:

	Periods Ended June 30
	Three Months		Six Months
(in millions)	2005	2004	2005	2004
REPORTED INCOME

Oil and Gas	$1,325	$980	$2,674	$1,895
Chemical	225	92	439	148
Corporate and other	26	(104)	(86)	(223)
Pre-tax income	1,576	968	3,027	1,820

Income tax expense (benefit)
Federal and State	(256)	214	93	407
Foreign (a)	300	170	552	340
Total	44	384	645	747

Income from continuing operations	$1,532	$584	$2,382	$1,073

Worldwide effective tax rate	3%	40%	21%	41%

CORE INCOME

Oil and Gas	$1,351	$980	$2,700	$1,895
Chemical	225	92	439	148
Corporate and other	(113)	(104)	(215)	(212)
Pre-tax income	1,463	968	2,924	1,831

Income tax expense
Federal and State	312	214	655	431
Foreign (a)	300	170	552	340
Total	612	384	1,207	771

Income from continuing operations	$851	$584	$1,717	$1,060

Worldwide effective tax rate	42%	40%	41%	42%
(a)

Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas pre-tax income includes the following revenue amounts by period (in millions): second quarter 2005 - $226, second quarter 2004 - $117, first six months 2005 - $413, first six months 2004 - $233.

Occidental’s three and six months ended June 30, 2005 worldwide effective tax rate was 3% and 21%, respectively. The three and six months ended June 30, 2005 worldwide tax rate reflected a $619 million tax benefit related to the resolution of certain tax issues with the IRS. The recorded tax benefit was the result of a closing agreement with the IRS, which resolved certain foreign tax credit issues as part of the IRS audit of tax years 1997 - 2000.

Oil and Gas Segment

	Periods Ended June 30
	Three Months		Six Months
Summary of Operating Statistics	2005	2004	2005	2004
Net Production Per Day:
Crude Oil and Natural Gas Liquids (MBL)
United States	245	260	245	259
Latin America	75	86	75	82
Middle East	90	86	95	90
Other Eastern Hemisphere	6	8	6	8

Natural Gas (MMCF)
United States	548	513	538	520
Middle East	61	56	58	33
Other Eastern Hemisphere	72	73	75	74

Barrels of Oil Equivalent (MBOE) Per Day
Consolidated subsidiaries	530	547	533	544
Other interests	25	27	27	27
Worldwide production	555	574	560	571

Average Sales Price:
Crude Oil ($/BBL)
United States	46.72	35.44	45.47	34.02
Latin America	42.09	30.60	40.99	29.83
Middle East	48.72	34.51	45.18	32.18
Other Eastern Hemisphere	46.84	32.26	42.76	30.79
Total consolidated subsidiaries	46.19	34.05	44.41	32.62
Other interests	34.99	21.46	31.60	20.67
Total Worldwide	45.41	33.12	43.53	31.77

Natural Gas ($/MCF)
United States	6.18	4.90	6.07	4.95
Middle East	0.96	0.97	0.96	0.97
Other Eastern Hemisphere	2.28	2.47	2.25	2.35
Total consolidated subsidiaries	5.26	4.26	5.15	4.40
Other interests	0.13	—	0.14	—
Total Worldwide	5.16	4.26	5.02	4.40

Oil and gas segment and core earnings for the six months ended June 30, 2005 were $2.7 billion, compared with $1.9 billion for the same period of 2004. For the three months ended June 30, 2005, oil and gas segment earnings were $1.33 billion and core earnings were $1.35 billion, compared with $1.0 billion of segment and core earnings for the same period of 2004. The increase in earnings for the three and six months ended June 30, 2005, compared with the same periods in 2004, primarily reflected higher crude oil and natural gas prices partially offset by lower oil production, higher operating expenses and higher exploration expense.

The increase in net sales of $570 million and $1.1 billion for the three and six months ended June 30, 2005, compared with the same periods in 2004, primarily reflected higher crude oil and natural gas prices partially offset by lower crude oil production.

The decrease in daily production of 19,000 barrels of oil equivalent (BOE) and 11,000 BOE for the three and six months ended June 30, 2005, compared with the same periods in 2004, was due to several factors. As discussed in the 2004 Form 10-K, price changes impact Occidental’s share of volumes reported from its production-sharing contracts in Qatar, Oman, Yemen and Long Beach. These price changes adversely impacted second quarter daily 2005 production by 15,000 BOE compared to the same period in 2004. In addition, production was lower due to Horn Mountain scheduled maintenance, completion of which was delayed by adverse weather conditions in the Gulf of Mexico. Production was also impacted by lower production from Occidental’s non-operated assets in Pakistan, Russia and Yemen.

The average West Texas Intermediate price in the second quarter of 2005 was $53.17 per barrel and the average New York Mercantile Exchange (NYMEX) natural gas price for the second quarter of 2005 was $6.46 per million BTU’s. Occidental’s realized oil price for the second quarter 2005 was $45.41 per barrel, compared to $33.12 for the second quarter 2004. For the first six months of 2005, Occidental’s realized price was $43.53 per barrel compared to last year’s realized price of $31.77. Occidental’s realized oil price increased $3.70 per barrel in the second quarter 2005, compared to the first quarter 2005, while WTI prices increased by $3.33 per barrel in the same period. A change of 10 cents per million BTU’s in NYMEX gas prices has a quarterly impact on oil and gas segment earnings of $5 million while a $1.00 per barrel change in oil prices has a quarterly impact of $34 million, in each case before the effect of income taxes.

Average worldwide production costs for the first six months of 2005 were $8.18 per BOE compared to the average 2004 production cost of $6.95 per BOE. Production costs increased due to higher production-related taxes and higher utility costs resulting from higher oil and gas prices.

Occidental expects third quarter 2005 oil and gas production to be approximately 570,000 BOE per day. However, production could vary due to price-driven adjustments in the volumes under production-sharing contracts in Oman, Qatar, Yemen and Long Beach and weather conditions in the Gulf of Mexico, which impact the Horn Mountain operations.

In June 2005, Occidental closed a transaction in the Permian Basin which, combined with other acquisitions of oil and gas property interests completed earlier in the year and dispositions of a portion of the acquired properties, resulted in the addition of approximately 25,000 barrels of oil equivalent (BOE) in daily production. The second quarter production amounts included only a portion of this volume increase, and the remainder will be added in the third quarter.  The gross cash outlay to acquire the interests in this production was $1.4 billion, of which $1.1 billion was paid in the second quarter of 2005. This was partially offset by cash proceeds totaling $178 million from dispositions of a portion of the acquired properties, the largest of which occurred in July 2005. Occidental hedged a portion of its existing Permian Basin production ranging from 12,000 to 16,000 barrels of oil per day through 2011 in anticipation of these transactions.

In July 2005, Occidental received a Royal Decree issued by the Sultanate of Oman formally approving the contract to develop the Mukhaizna oil field, one of the largest oilfields in Oman. Under the terms of the new production sharing contract, Occidental will be the operator of the field and hold a 45-percent working interest.

Occidental suspended all activities in Libya in 1986 as a result of economic sanctions imposed by the U.S. government. During the imposition of sanctions, Occidental derived no economic benefit from its Libyan interests and had no Libyan assets on its balance sheet. In 2004, the U.S. government lifted all of the principal economic sanctions against Libya. However, Libya continues to be designated as a country supporting international terrorism under section 6(j) of the U.S. Export Administration Act and, as such, continues to be subject to certain limited sanctions.

On June 28, 2005, Occidental reached agreement with the National Oil Corporation of Libya (NOC), subject to final Libyan governmental approval, to resume its participation in the operation of the assets that Occidental left in 1986. On July 25, 2005, Occidental was advised by the National Oil Corporation that the Libyan authorities approved the terms and conditions of the re-entry agreement. The agreement allows Occidental to return to its Libyan operations on generally the same terms in effect when activities were suspended. Those assets consist of 3 producing contracts in the Sirte Basin and four exploration blocks. Net production to Occidental under the contracts is initially expected to be in the range of 12,000 to 15,000 barrels of oil per day. The agreement requires Occidental to pay to NOC approximately $133 million in re-entry bonuses and capital adjustment and work-in-progress payments and $10 million per year while Occidental continues to operate in Libya as reimbursements for past development costs associated with the historical assets. In addition, Occidental has committed to spend $90 million over the next five years in the four exploration blocks. Currently, Occidental’s rights in the producing fields extend through early 2009 and early 2010.

Separately, in January 2005, Occidental participated in the EPSA IV exploration bid round in Libya. Occidental was the successful bidder on nine of the 15 areas available. Occidental will operate five onshore areas and will have a 90-percent exploration working interest. In addition, Occidental will have a 35-percent exploration working interest in four offshore areas. The offshore areas will be operated by Woodside Petroleum Ltd. Occidental paid approximately $90 million in exploration lease bonuses as successful bidder and committed to spend an additional $125 million over the next 5 years.

In May 2005, Dolphin Energy Limited signed a gas sales agreement with Dubai Supply Authority (DUSUP) to deliver future supplies of Dolphin gas from Qatar to a power plant in Jebel Ali. The agreement provides for the supply of up to 700 million standard cubic feet of gas per day for a period of 25 years.

Chemical Segment

	Periods Ended June 30
	Three Months		Six Months
Summary of Operating Statistics	2005	2004	2005	2004
Major Product Volumes (Thousands of Tons, except PVC Resins)
Chlorine (a)	746	740	1,451	1,446
Caustic Soda	768	819	1,482	1,551
Ethylene Dichloride	175	100	305	222
PVC Resins (millions of pounds)	985	1,090	2,010	2,161

Major Product Price Index (Base 1987 through 1990 average price = 1.0)
Chlorine	2.65	2.00	2.60	1.80
Caustic Soda	1.67	0.61	1.59	0.66
Ethylene Dichloride	1.56	1.51	1.65	1.40
PVC Resins (b)	1.24	1.06	1.27	1.00
(a)	Product volumes include those manufactured and consumed internally.
(b)	Product volumes produced at former PolyOne facilities, now part of Occidental, are excluded from the product price indexes.

Chemical segment and core earnings for the six months ended June 30, 2005 were $439 million, compared with $148 million for the same period of 2004. Chemical segment and core earnings for the three months ended June 30, 2005 were $225 million, compared with $92 million for the same period of 2004. The increase in earnings for the three and six months ended June 30, 2005, compared with the same periods in 2004, primarily reflected higher margins due to higher sales prices for caustic soda, polyvinyl chloride resins (PVC), vinyl chloride monomer (VCM) and chlorine partially offset by higher energy and feedstock costs.

The increase in net sales of $217 million and $444 million for the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004, primarily reflected higher sales prices for caustic soda, PVC, VCM and chlorine partially offset by lower sales volume for VCM and PVC.

Occidental expects third quarter 2005 earnings to be similar to second quarter 2005. Occidental expects a small reduction in product demand which may be offset by the benefit of the acquisition of the Vulcan chlor-alkali facilities discussed below.

In June 2005, Occidental completed the purchase of three chlor-alkali chemical manufacturing facilities from Vulcan Materials Company (Vulcan) for $214 million in cash, plus contingent payments based upon the future performance of these facilities and the assumption of certain liabilities. To obtain regulatory approval for this acquisition Occidental divested itself of one of the facilities.

Corporate and Other

The three and six months ended June 30, 2005, unallocated corporate items – income taxes account includes a $619 million tax benefit related to the resolution of certain IRS tax issues. The unallocated corporate items – income taxes for the six months ended June 30, 2005 includes a net $10 million charge related to a state income tax issue and for the six months ended June 30, 2004 includes a $20 million credit related to a first quarter 2004 settlement of an issue with the IRS.

In May 2005, Occidental sold 11 million shares of Lyondell Chemical Company (Lyondell) for gross proceeds of approximately $300 million. This sale resulted in a second quarter 2005 pre-tax gain of $140 million. Occidental has no current plans to divest itself of its remaining Lyondell shares. However, Occidental regularly reviews and analyzes its investments and other operations in order to determine how its stockholders’ interests are best served. Occidental still owns 30.3 million of Lyondell shares and warrants to purchase an additional 5 million shares of Lyondell stock. Occidental continues to account for this investment on the equity method since it has the ability to exercise significant influence over Lyondell.

In April 2005, Valero Energy Corp. (Valero) and Premcor Inc. (Premcor) announced that the companies have executed a merger agreement for Valero to acquire Premcor in an $8 billion transaction. Under the terms of the agreement, Premcor shareholders will have the right to receive 0.99 shares of Valero common stock or $72.76 in cash for each share of Premcor common stock, or they can receive a combination of both, subject to proration so that 50 percent of the total Premcor shares are acquired for cash. At June 30, 2005, Occidental owned over 9 million shares of Premcor. If this agreement closes as discussed above, Occidental expects to record a significant gain from the transaction.

Liquidity and Capital Resources

Occidental’s net cash provided by operating activities was $2.4 billion for the first six months of 2005, compared with $1.5 billion for the same period of 2004. The significant increase in operating cash flow in 2005, compared to 2004, resulted from several factors. The most important drivers were the significantly higher oil and natural gas prices and, to a much lesser extent, higher chemical prices. In the first six months of 2005, compared to the same period in 2004, Occidental's realized oil price was higher by 37 percent and Occidental’s realized natural gas price increased 23 percent in the U.S., where approximately 80 percent of Occidental’s natural gas was produced.

Increases in the costs of producing oil and gas, such as utilities, production taxes, purchased goods and services, particularly materials and oil field services, partially offset oil and gas sales price increases, but such cost increases had a much lower effect on cash flow than the realized price increases. Other cost elements, such as labor costs and overheads, are not significant drivers of cash flow because they vary within a narrow range over the short-to-intermediate term.

Increases in sales prices realized for Occidental's major chemical product lines for the first six months of 2005, compared to the same period of 2004, ranged from 18 to 141 percent. Chemical prices increased in the first six months of 2005 at a higher rate than the energy-driven increase in feedstock and power costs, thereby improving margins and cash flow. Chemical price changes had a less significant effect on cash flow because chemical segment earnings and cash flow are significantly smaller than those for the oil and gas segment and because of increases in energy price-driven feedstock and electric power costs, which are major elements of manufacturing cost for the chemical segment's products.

Occidental’s net cash used by investing activities was $2.4 billion for the first six months of 2005, compared with net cash used of $1.2 billion for the same period of 2004. The 2005 amount includes the cash payments for the Permian Basin transactions and the acquisition of the Vulcan chlor-alkali manufacturing facilities which were partially offset by the cash proceeds from the sale of Lyondell shares. The 2004 amount includes a $208 million advance to the Elk Hills Power LLC (EHP) equity investment which EHP used to repay a portion of its debt. The 2004 amount also includes the purchase of a pipeline and gathering system in Texas.

Capital expenditures for the first six months of 2005 were $1.1 billion, including $988 million for oil and gas and $62 million for chemical. Capital expenditures for the first six months of 2004 were $804 million, including $744 million for oil and gas and $56 million for chemical.

Financing activities used net cash of $566 million in the first six months of 2005, compared with cash used of $565 million for the same period of 2004. The 2005 amount includes net debt payments of approximately $430 million. The 2004 amount includes the total cash paid of $466 million to redeem the trust preferred securities in January 2004.

In the first quarter of 2005, Occidental filed a shelf registration statement for up to $1.5 billion of various securities. No securities have been issued under this shelf.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at June 30, 2005 and cash and cash equivalents and short-term investments totaled $870 million on the June 30, 2005 balance sheet.

At June 30, 2005, under the most restrictive covenants of certain financing agreements, Occidental’s capacity for additional unsecured borrowing was approximately $28.7 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $10.7 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

Occidental currently expects to spend approximately $2.3 billion on its 2005 capital spending program. Although its income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash on hand, short-term investments and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements, dividend payments and potential acquisitions.

In July 2005, Occidental gave notice that it will redeem, out of existing cash on hand, three debt issues with a total notional amount of $333 million, most of which is due in 2007. These debt issues are classified as current liabilities on the June 30, 2005 balance sheet and are expected to more than offset the planned increase in project-financed debt for the Dolphin Project.

Environmental Liabilities and Expenditures

Occidental’s operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, the legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at sites subject to the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), comparable state sites and other domestic and foreign remediation sites, including Occidental facilities and previously owned sites.

The following table presents Occidental’s environmental remediation reserves at June 30, 2005, which are grouped by three categories of environmental remediation sites as follows ($ amounts in millions):

	# of Sites	Reserve
CERCLA & Equivalent Sites	124	$ 228
Active Facilities	18	112
Closed or Sold Facilities	41	76
Total	183	$ 416

In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental expects it may continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $385 million beyond the amount accrued.

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent sites in which OPC or certain of its subsidiaries were involved at June 30, 2005 ($ amounts in millions):

Description	# of Sites	Reserve
Minimal/No Exposure (a)	102	$ 7
Reserves between $1-10 MM	15	61
Reserves over $10 MM	7	160
Total	124	$ 228
(a)

Includes 27 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 54 sites where Occidental’s reserves are less than $50,000 each, and 14 sites where reserves are between $50,000 and $1 million each.

Refer to the “Environmental Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Form 10-K for additional information regarding Occidental’s environmental expenditures.

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

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes arise during the course of such audits as to facts and matters of law. In May 2005, Occidental entered into a closing agreement with the IRS resolving certain foreign tax credit issues as part of the IRS audit of tax years 1997-2000. The closing agreement was completed after an extensive IRS review of various complex tax issues and negotiations between Occidental and the IRS. As a result of the closing agreement, Occidental recorded a tax benefit of about $619 million for the reversal of tax reserves that were previously established for those foreign tax credit issues. This resolution did not have a significant current cash effect. Taxable years prior to 1998 are closed for U.S. federal income tax purposes. Taxable years 1998 through 2003 continue to be open for audit by the IRS. Occidental believes that it is reasonably possible that additional issues for taxable years 1998 to 2000 could be concluded during 2005 with a favorable effect on the statement of operations, and that such resolutions, if they occur, would not be material to its financial position.

Occidental has guarantees outstanding at June 30, 2005 which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At June 30, 2005, the notional amount of these guarantees was approximately $500 million. Of this amount, approximately $400 million relates to Occidental’s guarantee of equity investees’ debt and other commitments. The remaining $100 million relates to various indemnities and guarantees provided to third parties. The amount recorded on the consolidated balance sheet for these guarantees was immaterial.

It is impossible at this time to determine the ultimate liabilities that OPC and its subsidiaries may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters. If these matters were to be ultimately resolved unfavorably at amounts substantially exceeding Occidental’s reserves, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon Occidental’s consolidated financial position or results of operations. However, after taking into account reserves, management does not expect the ultimate resolution of any of these matters to have a material adverse effect upon Occidental’s consolidated financial position or results of operations.

Accounting Changes

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods' financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Occidental plans to adopt this statement on January 1, 2006 and it is not expected to have a material effect on the financial statements upon adoption.

In April 2005, the FASB issued FASB Staff Position No. (FSP) FAS 19-1, “Accounting for Suspended Well Costs.” FSP FAS 19-1 provides new accounting guidance that specifies when successful efforts companies can capitalize exploratory well costs. The guidance also requires new disclosures related to these costs. FSP FAS 19-1 is effective in the first reporting period beginning after April 4, 2005 and should be applied prospectively to existing and new exploratory well costs. Occidental plans to adopt this statement effective July 1, 2005 and it is not expected to have a material effect on the financial statements upon adoption.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 specifies the accounting treatment for conditional asset retirement obligations under the provisions of Statement of Accounting Standard (SFAS) No. 143. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Occidental plans to adopt this statement effective December 31, 2005. Occidental is currently assessing the effect of FIN 47 on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R) "Share-Based Payments." SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. Occidental currently uses the provisions of APB No. 25 to account for its share-based payments. Public companies are required to adopt the provisions of SFAS No. 123R by the beginning of the first fiscal year ending after June 15, 2005. As permitted by the standard, Occidental will early adopt the provisions of SFAS 123R in the third quarter of 2005. Since most of Occidental’s existing stock-based compensation is already recorded in the income statement, Occidental decided to early adopt SFAS 123R, so that the remaining awards are accounted for in a similar manner. The cumulative effect of adopting this statement is expected to have an insignificant effect on the financial statements. The effect on earnings, subsequent to adoption, will depend on Occidental’s future stock price and the amount of stock-based compensation that is awarded to employees in the future.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: exploration risks such as drilling unsuccessful wells, global commodity pricing fluctuations; competitive pricing pressures; higher-than-expected costs, including feedstocks; crude oil and natural gas prices; chemical prices; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental’s production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental’s products; any general economic recession or slowdown domestically or internationally; regulatory uncertainties; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency-improvement project, acquisition or disposition. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. Occidental expressly disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the second quarter of 2005, Occidental terminated all of its interest rate swaps that were accounted for as fair value hedges. These hedges had effectively converted approximately $1.2 billion of fixed-rate debt to variable-rate debt. The fair value of the swaps at termination resulted in a gain of approximately $20 million which will be amortized into income over the remaining life of the previously hedged debt. The table below provides information about Occidental’s long-term debt obligations at June 30, 2005, that are sensitive to changes in interest rates in a tabular presentation. The debt amounts represent principal payments by maturity date.

Year of Maturity	U.S. Dollar Fixed-Rate Debt	U.S. Dollar Variable Rate Debt	Grand Total (a)
2006	$46	$—	$46
2007	175	—	175
2008	405	—	405
2009	276	169	445
2010	287	—	287
Thereafter	1,540	115	1,655
TOTAL	$2,729	$284	$3,013
Average interest rate	7.35%	3.01%	6.94%
Fair Value	$3,296	$284	$3,580
(a)	Excludes $5 million of unamortized debt discounts and $19 million of net unamortized gains related to the settled interest rate swaps.

During the first quarter of 2005, Occidental entered into a series of fixed price swaps and costless collar agreements that qualify as cash-flow hedges for the sale of its crude oil production. These hedges, which begin in July 2005 and continue to the end of 2011, will hedge less than 4% of Occidental’s current crude oil production. The following table provides information about these cash-flow hedges in a tabular presentation.

								Fair Value Liability
(Volumes in MBL/day)	2005(a)	2006	2007	2008	2009	2010	2011	(in millions)

Crude Oil Fixed Price Swaps
Daily Volume	14	10	8	—	—	—	—	$ 142
Average Price	$45.61	$41.61	$40.04

Crude Oil Costless Collars
Daily Volume	2	6	7	14	13	12	12	249
Average Floor	$44.00	$41.33	$40.43	$34.07	$33.15	$33.00	$32.92
Average Cap	$49.75	$48.05	$45.21	$47.47	$47.41	$46.35	$46.27
								$ 391
(a) Hedges for 2005 are in place only from July 2005 to December 2005.

For the six months ended June 30, 2005, there were no other material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in Occidental’s 2004 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Occidental's Chief Executive Officer and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, Occidental's Chief Executive Officer and Chief Financial Officer concluded that Occidental's disclosure controls and procedures are effective.

There has been no change in Occidental’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

General

This item incorporates by reference the information regarding lawsuits, claims, commitments, contingencies and related matters in Note 9 to the consolidated condensed financial statements in Part I of this Form 10-Q.

Item 4.	Submission of Matters to a Vote of Security-Holders

Occidental’s 2005 Annual Meeting of Stockholders (the Annual Meeting) was held on May 6, 2005. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

1.	The twelve nominees proposed by the Board of Directors were elected as directors by the following votes:

NOMINEE	VOTES FOR	WITHHELD
Spencer Abraham	339,662,244	3,724,701
Ronald W. Burkle	338,230,487	5,156,458
John S. Chalsty	337,342,621	6,044,324
Edward P. Djerejian	339,777,715	3,609,230
R. Chad Dreier	338,279,742	5,107,203
John E. Feick	339,893,765	3,493,180
Ray R. Irani	333,245,388	10,141,557
Irvin W. Maloney	333,717,536	9,669,409
Rodolfo Segovia	335,614,521	7,772,424
Aziz D. Syriani	331,466,922	11,920,023
Rosemary Tomich	333,400,376	9,986,569
Walter L. Weisman	339,768,663	3,618,282

2.	The ratification of the selection of KPMG as independent auditors was approved. The proposal received: 340,108,728 votes for, 896,480 votes against, and 2,381,737 abstentions.

3.

The Occidental Petroleum Corporation 2005 Long-Term Incentive Plan was approved. The proposal received: 244,700,900 votes for, 51,469,600 votes against, 6,583,016 abstentions and 40,633,429 broker non-votes.

4.

A stockholder proposal requesting stockholder statements opposing board sponsored proposals was not approved. The proposal received: 5,807,618 votes for, 289,716,637 votes against, 7,229,261 abstentions and 40,633,429 broker non-votes.

5.

A stockholder proposal requesting a vote regarding future golden parachutes was approved. The proposal received: 201,644,398 votes for, 94,505,818 votes against, 6,602,300 abstentions and 40,634,429 broker non-votes. The matter was referred to the Corporate Governance, Nominating and Social Responsibility Committee of the Board of Directors which is working on a clarification of Occidental’s golden parachute policy to make it more responsive to this stockholder proposal. The Committee anticipates that it will submit a revised policy for consideration by the full Board of Directors later this year.

Item 6.	Exhibits

10.1

Amended And Restated Performance-Based Stock Award Terms And Conditions under Occidental Petroleum Corporation 2001 Incentive Compensation Plan for January 1, 2002 Grant (Effective June 20, 2005) (Corporate).

10.2

Amended And Restated Performance-Based Stock Award Terms And Conditions under Occidental Petroleum Corporation 2001 Incentive Compensation Plan for January 1, 2002 Grant (Effective June 20, 2005) (Oil and Gas).

10.3

Amended And Restated Performance-Based Stock Award Terms And Conditions under Occidental Petroleum Corporation 2001 Incentive Compensation Plan for January 1, 2002 Grant (Effective June 20, 2005) (Chemicals).

10.4	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2003 Grant (Effective June 20, 2005) (Corporate).

10.5	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2003 Grant (Effective June 20, 2005) (Chemicals).

10.6	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2004 Grant (Effective June 20, 2005) (Corporate).

10.7	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2004 Grant (Effective June 20, 2005) (Chemicals).

10.8	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2004 Grant (Effective June 20, 2005) (Oil and Gas).

10.9	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2005 Grant (Effective June 20, 2005) (Corporate).

10.10	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2005 Grant (Effective June 20, 2005) (Chemicals).

10.11	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2005 Grant (Effective June 20, 2005) (Oil and Gas).

10.12	Terms and Conditions of Stock Appreciation Rights Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.

10.13	Terms and Conditions of Restricted Share Unit Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.

10.14	Terms and Conditions of Restricted Share Unit Award (mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.

11	Statement regarding the computation of earnings per share for the three and six months ended June 30, 2005 and 2004.

12	Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2005 and 2004 and the five years ended December 31, 2004.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

DATE:	August 2, 2005	/s/ Jim A. Leonard
_________________________________________
Jim A. Leonard, Vice President and Controller
(Chief Accounting and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBITS

10.1

Amended And Restated Performance-Based Stock Award Terms And Conditions under Occidental Petroleum Corporation 2001 Incentive Compensation Plan for January 1, 2002 Grant (Effective June 20, 2005) (Corporate).

10.2

Amended And Restated Performance-Based Stock Award Terms And Conditions under Occidental Petroleum Corporation 2001 Incentive Compensation Plan for January 1, 2002 Grant (Effective June 20, 2005) (Oil and Gas).

10.3

Amended And Restated Performance-Based Stock Award Terms And Conditions under Occidental Petroleum Corporation 2001 Incentive Compensation Plan for January 1, 2002 Grant (Effective June 20, 2005) (Chemicals).

10.4	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2003 Grant (Effective June 20, 2005) (Corporate).

10.5	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2003 Grant (Effective June 20, 2005) (Chemicals).

10.6	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2004 Grant (Effective June 20, 2005) (Corporate).

10.7	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2004 Grant (Effective June 20, 2005) (Chemicals).

10.8	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2004 Grant (Effective June 20, 2005) (Oil and Gas).

10.9	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2005 Grant (Effective June 20, 2005) (Corporate).

10.10	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2005 Grant (Effective June 20, 2005) (Chemicals).

10.11	Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2005 Grant (Effective June 20, 2005) (Oil and Gas).

10.12	Terms and Conditions of Stock Appreciation Rights Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.

10.13	Terms and Conditions of Restricted Share Unit Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.

10.14	Terms and Conditions of Restricted Share Unit Award (mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.

11	Statement regarding the computation of earnings per share for the three and six months ended June 30, 2005 and 2004.

12	Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2005 and 2004 and the five years ended December 31, 2004.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.