Form 10-Q
period 2005-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2005-11-03
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ✓     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ✓     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Stock $.20 par value	401,998,664 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets —
		September 30, 2005 and December 31, 2004	2

		Consolidated Condensed Statements of Operations —
		Three and nine months ended September 30, 2005 and 2004	4

		Consolidated Condensed Statements of Cash Flows —
		Nine months ended September 30, 2005 and 2004	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	Item 4.	Controls and Procedures	36

Part II	Other Information

	Item 1.	Legal Proceedings	37

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

	Item 6.	Exhibits	38

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(Amounts in millions)

	2005	2004

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,411	$1,199

Short-term investments	305	250

Receivables, net	3,393	2,235

Inventories	617	545

Prepaid expenses and other	166	202

Total current assets	5,892	4,431

LONG-TERM RECEIVABLES, net	397	239

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,265	1,727

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation, depletion and amortization of $9,723 at
September 30, 2005 and $8,626 at December 31, 2004	17,134	14,633

OTHER ASSETS	409	361

	$25,097	$21,391

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(Amounts in millions)

	2005	2004

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt and capital lease liabilities	$21	$459
Accounts payable	2,122	1,557
Accrued liabilities	1,941	1,144
Domestic and foreign income taxes	485	263

Total current liabilities	4,569	3,423

LONG-TERM DEBT, net of current maturities and unamortized discount	2,896	3,345

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	843	1,248
Other	2,550	2,498
	3,393	3,746

MINORITY INTEREST	330	327

STOCKHOLDERS' EQUITY
Common stock, at par value	81	79
Additional paid-in capital	4,883	4,652
Retained earnings	9,419	5,664
Accumulated other comprehensive income	(474)	155
	13,909	10,550
	$25,097	$21,391

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Amounts in millions, except per-share amounts)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2005	2004	2005	2004
REVENUES
Net sales	$4,057	$3,005	$10,878	$8,286
Interest, dividends and other income	54	34	120	75
Gains on dispositions of assets, net	723	—	870	1
	4,834	3,039	11,868	8,362
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,833	1,461	4,993	4,279
Selling, general and administrative and other
operating expenses	543	242	1,143	705
Environmental remediation	10	—	29	—
Exploration expense	55	37	213	131
Interest and debt expense, net	96	65	232	198
	2,537	1,805	6,610	5,313
Income before taxes and other items	2,297	1,234	5,258	3,049
Provision for domestic and foreign income and other taxes	611	495	1,256	1,242
Minority interest	(6)	23	44	59
Income from equity investments	(50)	(43)	(166)	(84)
Income from continuing operations	1,742	759	4,124	1,832
Discontinued operations, net	2	(1)	2	(6)
Cumulative effect of changes in accounting principles, net	3	—	3	—
NET INCOME	$1,747	$758	$4,129	$1,826

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$4.31	$1.91	$10.25	$4.65
Discontinued operations, net	—	—	—	(0.02)
Cumulative effect of changes in accounting
principles, net	0.01	—	0.01	—
Basic earnings per common share	$4.32	$1.91	$10.26	$4.63

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$4.24	$1.88	$10.10	$4.58
Discontinued operations, net	—	—	—	(0.01)
Cumulative effect of changes in accounting
principles, net	0.01	—	0.01	—
Diluted earnings per common share	$4.25	$1.88	$10.11	$4.57

DIVIDENDS PER COMMON SHARE	$0.31	$0.275	$0.93	$0.825

BASIC SHARES	404.3	396.3	402.4	394.1

DILUTED SHARES	411.2	403.3	408.3	399.8

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Amounts in millions)

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Income from continuing operations	$4,124	$1,832
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation, depletion and amortization of assets	1,076	969
Deferred income tax (benefit) provision	(51)	87
Other noncash charges to income	636	271
Gains on disposition of assets, net	(870)	(1)
Income from equity investments	(166)	(84)
Dry hole and impairment expense	154	86
Changes in operating assets and liabilities	(1,018)	(304)
Other operating, net	(115)	(134)
Operating cash flow from continuing operations	3,770	2,722
Operating cash flow from discontinued operations	(7)	(11)
Net cash provided by operating activities	3,763	2,711

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,661)	(1,270)
Purchase of businesses and other interests	(2,098)	(173)
Sales of businesses and disposal of property, plant and equipment, net	182	7
Purchase of short-term investments	(122)	(213)
Sale of short-term investments	67	110
Sales of equity investments and available-for-sale investments	1,069	—
Equity investments and other investing, net	71	(206)
Investing cash flow from continuing operations	(2,492)	(1,745)
Investing cash flow from discontinued operations	—	(1)
Net cash used by investing activities	(2,492)	(1,746)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	172	17
Payments of long-term debt and capital lease liabilities	(1,073)	(183)
Redemption of trust preferred securities	—	(466)
Proceeds from issuance of common stock	5	5
Cash dividends paid	(357)	(316)
Stock options exercised	123	191
Excess tax benefits related to share-based payments	41	—
Other	30	(1)
Net cash used by financing activities	(1,059)	(753)
Increase in cash and cash equivalents	212	212
Cash and cash equivalents—beginning of period	1,199	573
Cash and cash equivalents—end of period	$1,411	$785

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2005, and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004, as applicable. The results of operations and cash flows for the period ended September 30, 2005, are not necessarily indicative of the results of operations or cash flows to be expected for the full year.

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

2.     Asset Acquisitions, Dispositions and Other Transactions

In June 2005, Occidental closed a transaction in the Permian Basin which, combined with other acquisitions of oil and gas property interests completed during the year and dispositions of a portion of the acquired properties, resulted in the addition of an average of 13,000 barrels of oil equivalent (BOE) per day to the nine months 2005 production. The gross cash outlay to acquire the interests in this production was $1.4 billion, of which $1.1 billion was paid in the second quarter of 2005. This was partially offset by cash proceeds totaling $171 million from dispositions of a portion of the acquired properties, the largest of which occurred in July 2005. Occidental hedged a portion of its existing Permian Basin production in anticipation of these transactions. See Note 10 for further information.

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

On June 28, 2005, Occidental reached agreement with the National Oil Corporation of Libya (NOC), subject to final Libyan governmental approval, to resume its participation, effective as of July 1, 2005, in the operation of the assets that Occidental left in 1986. The Libyan authorities approved this re-entry agreement on August 11, 2005. The agreement allows Occidental to return to its Libyan operations on generally the same terms in effect when activities were suspended. Those assets consist of 3 producing contracts in the Sirte Basin and four exploration blocks. The agreement requires Occidental to pay to NOC approximately $133 million in re-entry bonuses and capital adjustment and work-in-progress payments and $10 million per year while Occidental continues to operate in Libya, as reimbursements for past development costs associated with the historical assets. In addition, Occidental has committed to spend $90 million over the next five years in the four exploration blocks. Currently, Occidental’s rights in the producing fields extend through 2009 and early 2010. Occidental had its first lifting of Libya’s crude oil in late September.

Separately, in January 2005, Occidental participated in the EPSA IV exploration bid round in Libya. Occidental was the successful bidder on nine of the 15 areas available. Occidental will operate five onshore areas and will have a 90-percent exploration working interest. In addition, Occidental will have a 35-percent exploration working interest in four offshore areas. The offshore areas will be operated by Woodside Petroleum Ltd. Occidental paid approximately $90 million to NOC in exploration lease bonuses as successful bidder and committed to spend an additional $125 million over the next 5 years.

The Sultanate of Oman issued a Royal Decree on July 13, 2005, formally approving the contract for Occidental to develop the Mukhaizna oil field, one of the largest oilfields in Oman. Under the terms of the new production sharing contract, Occidental took over field operations on September 1, 2005 and holds a 45-percent working interest.

In June 2005, Occidental completed the purchase of three chlor-alkali chemical manufacturing facilities from Vulcan Materials Company (Vulcan) for $214 million in cash, plus contingent payments based upon the future performance of these facilities and the assumption of certain liabilities. In order to facilitate receipt of regulatory approval for this acquisition, Occidental divested one of the facilities.

In September 2005, Occidental acquired additional oil and gas interests in the Permian Basin for approximately $141 million in cash.

In the third quarter 2005, Occidental recorded a $139 million charge for the write-off of two previously-idled chemical plants and one currently operated plant and an additional charge of $20 million for the write-down of another chemical plant.

In the third quarter of 2005, Occidental redeemed all of its 5.875-percent senior notes due 2007 and two of its unsecured subsidiary notes due 2028 and 2029. In addition, Occidental purchased and retired a total of $172 million of its 6.75-percent senior notes due 2012 and its 10.125-percent senior notes due 2009. In the second quarter of 2005, Occidental redeemed all $75 million of its 4.101 percent senior medium-term notes due 2007. In the first quarter of 2005, Occidental redeemed all of its 7.65-percent senior notes due 2006, which reduced current maturities of long-term debt by approximately $459 million. This debt reduction activity resulted in after-tax charges of $20 million and $27 million for the three and nine months of 2005, respectively.

3.     Accounting Changes

In May 2005, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Occidental plans to adopt this statement on January 1, 2006, and it is not expected to have a material effect on the financial statements upon adoption.

In April 2005, the FASB issued FASB Staff Position No. (FSP) FAS 19-1, “Accounting for Suspended Well Costs.” FSP FAS 19-1 provides new accounting guidance that specifies when successful efforts companies can capitalize exploratory well costs. The guidance also requires new disclosures related to these costs. FSP FAS 19-1 is effective in the first reporting period beginning after April 4, 2005, and should be applied prospectively to existing and new exploratory well costs. Occidental adopted this statement effective July 1, 2005, and there was no material effect on the financial statements upon adoption.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 specifies the accounting treatment for conditional asset retirement obligations under the provisions of SFAS No. 143. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Occidental plans to adopt this statement effective December 31, 2005. Occidental is currently assessing the effect of FIN 47 but does not expect it to have a material effect on the financial statements upon adoption.

On July 1, 2005, Occidental early adopted the fair value recognition provisions of SFAS No. 123R (SFAS 123R), “Share-Based Payments”, under the modified prospective transition method. Since most of Occidental’s existing stock-based compensation was already being recorded in the income statement, Occidental decided to early adopt SFAS 123R, so that the remaining awards are accounted for in a similar manner. Prior to July 1, 2005, Occidental applied the APB No. 25 intrinsic value accounting method for its stock incentive plans. Under the modified prospective transition method, the fair value recognition provisions apply only to new awards or awards modified after July 1, 2005. Additionally, the fair value of existing unvested awards at the date of adoption is recorded in compensation expense over the remaining requisite service period. Results from prior periods have not been restated. As a result of adopting this statement in the third quarter of 2005, Occidental recorded a $3 million after-tax credit as a cumulative effect of a change in accounting principles. See Note 12 for more information.

4.     Comprehensive Income

The following table presents Occidental’s comprehensive income items (in millions):

	Periods Ended September 30
	Three Months		Nine Months
	2005	2004	2005	2004
Net income	$1,747	$758	$4,129	$1,826
Other comprehensive income items
Foreign currency translation adjustments	4	6	(7)	(4)
Derivative mark-to-market adjustments (a)	(173)	(13)	(438)	(12)
Minimum pension liability adjustments	—	—	(1)	—
Unrealized gains on securities	98	6	285	74
Reclassification of realized gains (b)	(468)	—	(468)	—
Other comprehensive income, net of tax	(539)	(1)	(629)	58
Comprehensive income	$1,208	$757	$3,500	$1,884
(a)	See Note 10 for further information.
(b)	Amount represents the gain recognized in the income statement from Valero Energy Corp.’s (Valero’s) acquisition of Premcor, Inc. (Premcor).

5.     Supplemental Cash Flow Information

During the nine months ended September 30, 2005 and 2004, net cash payments for federal, foreign and state income taxes were approximately $1.2 billion and $582 million, respectively. Interest paid (net of interest capitalized of $18 million and $6 million, respectively) totaled approximately $228 million (including $42 million of premiums on debt extinguishment) and $187 million for the nine months ended September 30, 2005 and 2004, respectively.

6.     Inventories

A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

Balance at	September 30, 2005	December 31, 2004
Raw materials	$72	$62
Materials and supplies	197	157
Finished goods	402	380
	671	599
LIFO reserve	(54)	(54)
Total	$617	$545

7.     Asset Retirement Obligations

The following table summarizes the activity of the asset retirement obligations of which $6 million and $4 million are included in accrued liabilities in 2005 and 2004, respectively, and the remaining balance in both years is included in deferred credits and other liabilities — other (in millions):

Nine Months Ended September 30,	2005	2004
Beginning Balance	$206	$167
Liabilities incurred in the period	4	9
Liabilities settled in the period	(4)	(7)
Acquisitions and other	21	9
Accretion expense	11	16
Revisions to estimated cash flows	3	(2)
Ending balance	$241	$192

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

The following table presents Occidental’s environmental remediation reserves at September 30, 2005, which are included in accrued liabilities ($76 million) and deferred credits and other liabilities — other ($326 million). The reserves are grouped by three categories of environmental remediation sites as follows ($ amounts in millions):

	# of Sites	Reserve
CERCLA & Equivalent Sites	128	$226
Active Facilities	18	108
Closed or Sold Facilities	40	68
Total	186	$402

In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental expects it may continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $455 million beyond the amount accrued.

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent sites in which OPC or certain of its subsidiaries were involved at September 30, 2005 ($ amounts in millions):

Description	# of Sites	Reserve
Minimal/No Exposure (a)	104	$5
Reserves between $1-10 MM	16	52
Reserves over $10 MM	8	169
Total	128	$226
(a)

Includes 27 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 58 sites where Occidental’s reserves are less than $50,000 each, and 12 sites where reserves are between $50,000 and $1 million each.

Refer to Note 8 to the consolidated financial statements in the 2004 Form 10-K for additional information regarding Occidental’s environmental expenditures.

9.     Lawsuits, Claims, Commitments, Contingencies and Related Matters

OPC and certain of its subsidiaries have been named in a substantial number of lawsuits, claims and other legal proceedings. These actions seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. OPC and certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies. With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it believes it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

In April 2004, a number of U.S. companies, including OxyChem, were served with seven lawsuits filed in Nicaragua by approximately two thousand individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. In the opinion of management, these claims are without merit because, among other things, OxyChem believes that none of the pesticide it manufactured was ever sold or used in Nicaragua. Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. In previous situations, involving other defendants, Nicaraguan courts have proceeded to enter significant judgments against the defendants under that statute. OxyChem has filed a response to the complaints contesting jurisdiction without posting such pre-trial deposit. In December 2004, the judge in one of the cases (the “Osorio Case”), ruled the court had jurisdiction over the defendants, including OxyChem, and that the plaintiffs had waived the requirement of the pre-trial deposit. OxyChem has appealed that portion of the ruling relating to the jurisdiction of the Nicaraguan courts. Thereafter, the trial court ordered defendants, including OxyChem, to file an answer. In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in the case. In August 2005, the judge in the Osorio case entered judgment against several defendants including OxyChem for damages totaling approximately $97 million. In the opinion of management, any judgment rendered under the statute, including in the Osorio case, would be unenforceable in the United States.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes arise during the course of such audits as to facts and matters of law. In May 2005, Occidental entered into a closing agreement with the IRS resolving certain foreign tax credit issues as part of the IRS audit of tax years 1997-2000. The closing agreement was completed after an extensive IRS review of various complex tax issues and negotiations between Occidental and the IRS. As a result of the closing agreement, Occidental recorded a tax benefit of about $619 million in the second quarter for the reversal of tax reserves that were previously established for those foreign tax credit issues. In the third quarter of 2005, Occidental recorded a tax benefit of $335 million due to the reversal of tax reserves no longer required as U.S. federal corporate returns for tax years 1998-2000 became closed due to the lapsing of the statute of limitations. These tax benefits did not have a significant current cash effect.

Occidental has guarantees outstanding at September 30, 2005, which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At September 30, 2005, the notional amount of these guarantees was approximately $650 million. Of this amount, approximately $550 million relates to Occidental’s guarantee of equity investees’ debt and other commitments. The remaining $100 million relates to various indemnities and guarantees provided to third parties. The amount recorded on the consolidated balance sheet for these guarantees was immaterial.

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

10.   Derivative Activities

In the second quarter of 2005, Occidental terminated all of its interest rate swaps that were accounted for as fair value hedges. These hedges had effectively converted approximately $1.2 billion of fixed-rate debt to variable-rate debt. The fair value of the swaps at termination resulted in a gain of approximately $20 million which is being amortized into income over the remaining life of the previously-hedged debt.

During the first quarter of 2005, Occidental entered into a series of fixed price swaps and costless collar agreements that qualify as cash-flow hedges for the sale of its crude oil production. These hedges, which began in July 2005 and continue to the end of 2011, hedge less than four percent of Occidental’s current crude oil production. The September 30, 2005 accumulated other comprehensive income account includes derivative mark-to-market after-tax losses of $340 million from changes in these cash flow hedges.

11.   Income Taxes

The provision for taxes based on income for the 2005 and 2004 interim periods was computed in accordance with Interpretation No. 18 of APB No. 28 on reporting taxes for interim periods and was based on projections of total year pre-tax income.

The tax provision for the three and nine months ended September 30, 2005, includes a $335 million tax benefit due to the reversal of tax reserves no longer required as U.S. federal corporate returns for tax years 1998-2000 became closed due to the lapsing of the statute of limitations. The tax provision for the nine months ended September 30, 2005 also includes a $619 million tax benefit related to the resolution of foreign tax credit issues with the IRS and a net $10 million charge related to a state income tax issue. See Note 9 for further information. The tax provision for the nine months ended September 30, 2004 includes a $20 million credit related to a first quarter 2004 settlement of an issue with the IRS.

12.   Stock-Based Compensation

In 2005, Occidental established a new stock incentive plan (2005 Plan) and all previous stock incentive plans were terminated for purposes of applying further grants. All future stock incentive awards, including awards to non-employee directors, will be granted under the 2005 Plan. At September 30, 2005, an aggregate of 17 million share-based awards were reserved for issuance under the 2005 Plan and approximately 14 million were available for future awards.

See Note 12 to the consolidated financial statements in the 2004 Form 10-K for information on prior stock incentive plans.

Adoption of SFAS 123R

As discussed in Note 3, on July 1, 2005, Occidental changed its method of accounting for share-based compensation from the APB No. 25 intrinsic value accounting method to the fair value recognition provisions of SFAS 123R. Prior to July 1, 2005, Occidental had already been expensing its stock appreciation rights (SARs), restricted stock units and performance stock awards (Performance Awards). On July 1, 2005, Occidental began expensing its stock options and recording compensation expense for all its other stock incentive awards using fair value amounts in accordance with SFAS 123R.

The table below summarizes certain stock incentive amounts for the indicated periods (all amounts in millions, except exercise prices):

	Three	Nine
	Months	Months
Periods Ended September 30,	2005	2005

Stock Incentive Award Compensation Expense	$45	$156

Income Tax Benefit Recognized in the Income Statement	$16	$56
Intrinsic Value of Options and Stock Settled SAR Exercises	$174	$297
Stock Incentive Liabilities Paid (a)	$11	$11
Fair Value of Restricted Stock Units and Performance Stock Vested
during the periods (b)	$19	$50
(a)	Includes liabilities paid under the cash settled SARs and cash settled performance stock.
(b)	As measured on the grant date for RSUs and the stock settled portion of performance stock and measured on the vesting date for the cash settled portion of performance stock.

As of September 30, 2005, there was $215 million of pre-tax unrecognized compensation expense related to all unvested stock incentive award grants. This expense is expected to be recognized over a weighted average period of 2.4 years.

Stock Options and Stock Appreciation Rights

Under Occidental’s equity plan, certain employees are granted stock options that are settled in physical stock (Options) and SARs that are settled either only in stock or only in cash. Exercise prices of the Options and SARs are equal to the quoted market value of Occidental’s stock on the date of grant. Generally, the Options and SARs vest ratably over three years with a maximum term of ten years. Under certain conditions, the Options and SARs are forfeitable.

The fair value of each Option or stock settled SAR is estimated on the date of grant using the Black-Scholes option valuation model. The expected life is estimated based on the actual weighted average life of historical exercise activity of the grantee population at the date of grant. The volatility factors are based on the historical volatilities of Occidental stock over the expected lives. The risk-free interest rate is the implied yield available on zero coupon (US Treasury Strip) t-bills at the grant date with a remaining term equal to the expected life. The dividend yield is the expected annual dividend yield over the expected life, expressed as a percentage of the stock price on the date of grant. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by certain employees who receive stock incentive awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by Occidental.

The grant date assumptions used in the Black-Scholes valuation for Options and stock settled SARs are as follows:

For the years ended December 31,	2005	2004
Assumptions used:
Risk-free interest rate	3.7%	3.4%
Dividend yield	1.5%	2.2%
Volatility factor	27%	21%
Expected life (years)	5.5	3.6

The grant date fair value of each stock settled SAR granted in 2005 was $21.52. The grant date fair value of each Option granted in 2004 was $8.03. The fair value of the cash settled SARs is also estimated using the Black-Scholes model and is recalculated each quarter until they are exercised using updated assumptions. Changes to the estimated cash settled SARs fair value are recorded to compensation expense.

The following is a summary of Option and SARs transactions during 2005 (all amounts in thousands, except exercise prices and contractual terms):

	2005
	Stock Settled SARs & Options	Weighted Average Exercise Price	Weighted — Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value	Cash Settled SARs	Weighted Average Exercise Price	Weighted — Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Beginning balance, January 1 2005	14,282	$28.99			3,503	$49.32
Granted or issued	1,941	$81.61			—	$—
Exercised	(4,623)	$26.53			(322)	$49.32
Forfeited or expired	(2)	$31.13			—	$—
Ending balance, September 30, 2005	11,598	$38.77	7.1	$541,164	3,181	$49.32	8.8	$114,858
Exercisable at September 30, 2005	7,466	$28.45	6.2	$425,397	846	$49.32	8.8	$30,539

Restricted Stock Unit Plan

Under Occidental’s equity plan, certain employees are awarded the right to receive shares (Stock Units) that vest between three and five years after grant and are forfeitable under certain conditions.

A summary of Occidental’s unvested Stock Units as of September 30, 2005 and changes during the nine month period ended September 30, 2005, is presented below (amounts in thousands except for weighted average grant date fair values):

	2005
	Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1	1,405	$39.47
Granted or issued	988	$81.61
Vested	(530)	$35.00
Forfeitures	(1)	$81.61
Unvested at September 30	1,862	$63.33

Performance Stock Plans

Under Occidental’s equity plan, certain executives are awarded Performance Awards that vest at the end of the four-year period following the grant date if performance targets are certified as being met, with payouts that range from zero to 200 percent of the target award. In June 2005, the holders of substantially all of Occidental’s unvested performance stock awards agreed to modify the settlement provisions to provide that the first 100 percent payout will be settled only in physical stock and any payout in excess of 100 percent will be settled only in cash. There was no incremental compensation expense resulting from this modification.

The fair values of the stock settled portion of Performance Awards are estimated on the grant date using a Monte Carlo simulation model that uses the assumptions noted in the following table. The term is based on the vesting period (Term). The volatility factors are based on the historical volatilities of Occidental stock over the Term. The risk-free interest rate is the implied yield available on zero coupon (US Treasury Strip) t-bills at the time of grant with a remaining term equal to the Term. The dividend yield is the expected annual dividend yield over the Term, expressed as a percentage of the stock price on the date of grant. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by certain employees who receive stock incentive awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by Occidental.

The grant-date assumptions used in the Monte Carlo simulation model for stock settled Performance Awards are as follows:

	2005	2004
Assumptions used:
Risk-free interest rate	3.33%	2.98%
Dividend yield	1.88%	2.46%
Volatility factor	21%	29%
Term (years)	4	4

The cash settled portion of Performance Award fair value is also estimated using the Monte Carlo simulation model each quarter, through vesting, using updated assumptions. Changes to cash settled Performance Awards fair value are recorded to compensation expense.

A summary of Occidental’s unvested Performance Awards as of September 30, 2005 and changes during the nine month period ended September 30, 2005, is presented below (amounts in thousands except for weighted average grant date fair values):

	2005
	Stock Settled Portion of Performance Awards	Weighted Average Grant Date Fair Value (Stock Settled Only)		Cash Settled Portion of Performance Awards
Unvested at January 1 (a)	2,227	$27.04		—
Modification (c)	(786)			786
Granted (a)	133	$49.61		133
Vested	(506)	N/A	(d)	—
Forfeited (b)	(149)	N/A		—
Unvested at September 30 (a)	919	$30.30		919
(a)	Unvested awards and award grants are presented at the maximum potential payouts.
(b)	Forfeitures primarily represent the performance stock that did not vest due to not meeting the maximum performance criteria.
(c)

In June 2005, the holders of substantially all of Occidental’s unvested performance stock awards agreed to modify the settlement provisions to provide that the first 100 percent payout will be settled only in physical stock and any payout in excess of 100 percent will be settled only in cash.

(d)	The 2001 grants vested at the APB No. 25 settlement value of $61.91 per share.

Pro-Forma Information

As a result of adopting SFAS 123R on July 1, 2005, Occidental’s income before income taxes and net income for the three and nine months ended September 30, 2005 were approximately $5 million lower and approximately $3 million lower, respectively, than if it had continued to account for stock incentive compensation under the intrinsic value method. Had Occidental continued to use the intrinsic value method, the effect on Basic and Diluted earnings per share would have been less than $.01 per share.

Prior to the adoption of SFAS No. 123R, Occidental presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those stock incentive awards (excess tax benefits) to be classified as financing cash flows. The $41 million excess tax benefit classified as a financing cash inflow for the nine months ended September 30, 2005, would have been classified as an operating cash inflow if Occidental had not adopted SFAS No. 123R.

The pro forma disclosures below are provided for the three and nine months ended 2004 and the nine months ended 2005 because Occidental did not adopt SFAS 123R until July 1, 2005 (amounts in millions, except per share amounts).

	Periods Ended September 30
	Three Months	Nine Months
	2004	2005	2004

Net income	$758	$4,129	$1,826
Add: Stock-based compensation included in net income,
net of tax, under APB No. 25	14	73	31
Deduct: Stock-based compensation, net of tax,
determined under SFAS No. 123 fair value method	(17)	(94)	(43)
Pro-forma net income	$755	$4,108	$1,814

Earnings per share:
Basic - as reported	$1.91	$10.26	$4.63
Basic - pro forma	$1.91	$10.21	$4.60

Diluted - as reported	$1.88	$10.11	$4.57
Diluted - pro forma	$1.87	$10.06	$4.54

13.   Retirement Plans and Postretirement Benefits

Occidental has various defined contribution and defined benefit retirement plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans (in millions):

Three Months Ended September 30	2005		2004
Net Periodic Benefit Cost	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$4	$2	$3	$2
Interest cost	6	9	6	9
Expected return on plan assets	(8)	—	(7)	—
Recognized actuarial loss	1	3	—	3
Total	$3	$14	$2	$14

Nine Months Ended September 30	2005		2004
Net Periodic Benefit Cost	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$10	$7	$10	$6
Interest cost	19	25	18	25
Expected return on plan assets	(24)	—	(18)	—
Amortization of prior service cost	1	—	1	—
Recognized actuarial loss	2	11	2	8
Total	$8	$43	$13	$39

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Regulations governing the Medical Prescription drug benefit and other key elements of the Medicare Modernization Act were released by the Department of Health and Human Services Centers for Medicare and Medicaid Services on January 21, 2005. Occidental is reviewing its retiree health care plans in light of these final regulations, which may change Occidental’s obligations under the plans. At this time, Occidental is unable to determine the impact of the new Medicare provisions. The retiree medical obligations and costs reported do not reflect the impact of this legislation as permitted by FSP No. FAS 106-2. Occidental intends to adopt the accounting requirements of this standard and adjust its retiree medical obligations and costs by the end of 2005.

Occidental funded approximately $4 million in cash to its domestic defined benefit pension plans for the nine months ended September 30, 2005, and it does not expect to contribute any further amount in 2005.

Refer to Note 13 to the consolidated financial statements in the 2004 Form 10-K for additional information regarding Occidental’s retirement plans and postretirement benefits.

14.   Investments in Unconsolidated Entities

In May 2005, Occidental sold 11 million shares of Lyondell Chemical Company (Lyondell) for gross proceeds of approximately $300 million. This sale resulted in a second quarter 2005 pre-tax gain of $140 million. Occidental has no current plans to divest its remaining Lyondell shares. However, Occidental regularly reviews and analyzes its investments and other operations in order to determine how its stockholders’ interests are best served. Occidental still owns 30.3 million of Lyondell shares and warrants to purchase an additional 5 million shares of Lyondell stock. Occidental continues to account for this investment on the equity method since it has the ability to exercise significant influence over Lyondell.

In May 2005, Dolphin Energy Limited signed a gas sales agreement with Dubai Supply Authority (DUSUP) to deliver future supplies of Dolphin gas from Qatar to a power plant in Jebel Ali. The agreement provides for the supply of up to 700 million standard cubic feet of gas per day for a period of 25 years.

In the third quarter of 2005, Occidental tendered its 9 million shares of Premcor for cash and shares of Valero stock pursuant to the Premcor-Valero merger agreement. Approximately 89 percent of the investment in Valero stock was subsequently sold in the open market. Valero’s acquisition of Premcor resulted in a $704 million pre-tax gain and the subsequent sale of 89 percent of the Valero shares received in the merger resulted in an additional $22 million pre-tax gain.

15.   Industry Segments

As of January 1, 2005, Occidental revised its reporting of segment earnings to show segment earnings before income taxes. All domestic and foreign income tax expense is now reflected in the “Corporate and Other” column. This change has been retrospectively applied to prior period results. The following table presents Occidental’s interim industry segment and corporate disclosures (in millions):

	Oil and Gas	Chemical	Corporate and Other		Total
Nine Months Ended September 30, 2005
Net sales	$7,389	$3,379	$110		$10,878
Pretax operating profit (loss)	$4,434	$442	$504	(a, c)	$5,380
Income taxes	—	—	(1,256	)(b)	(1,256)
Discontinued operations, net	—	—	2		2
Cumulative effect of changes in accounting principle, net	—	—	3		3
Net income (loss)	$4,434	$442	$(747	)(c)	$4,129

Nine Months Ended September 30, 2004
Net sales	$5,509	$2,690	$87		$8,286
Pretax operating profit (loss)	$3,111	$289	$(326	)(a)	$3,074
Income taxes	—	—	(1,242	)(b)	(1,242)
Discontinued operations, net of tax	—	—	(6)		(6)
Net income (loss)	$3,111	$289	$(1,574	)(d)	$1,826
(a)	Includes unallocated net interest expense, administration expense and other items.
(b)

Includes all foreign and domestic income taxes. The 2005 amount includes a $335 million tax benefit due to the reversal of tax reserves no longer required, a $619 million tax benefit related to the resolution of foreign tax credit issues with the IRS and a net $10 million charge related to a state income tax issue. The 2004 amount includes a $20 million tax credit related to a settlement of an IRS issue.

(c)

Includes a pre-tax gain resulting from Valero’s acquisition of Premcor and the subsequent sale of 89 percent of the Valero shares received in the merger for a total of $726 million ($463 million net of tax), a pre-tax gain on the sale of Lyondell stock of $140 million ($89 million net of tax) and a pre-tax charge of $41 million ($27 million net of tax) for debt repurchase expenses.

(d)	Includes a trust preferred securities redemption pre-tax charge of $11 million ($7 million net of tax).

16.   Subsequent Events

In October 2005, Occidental entered into an Agreement and Plan of Merger (Agreement) with Vintage Petroleum, Inc. (Vintage), pursuant to which Vintage would merge into a wholly owned subsidiary of Occidental. Occidental will acquire Vintage for $20.00 per Vintage share in cash, plus 0.42 Occidental shares per Vintage share. The total purchase price for Vintage’s approximately 68.3 million shares is about $3.5 billion. As a result of this transaction, Occidental plans to implement a stock re-purchase program for 9 million of its shares in the open market or otherwise, from time-to-time, subject to market conditions and retention of the its credit rating. Occidental expects to finance the cash portion of the acquisition and the stock re-purchase program from $1.7 billion of cash and short-term investments on hand as of September 30, 2005, plus additional cash generated in the fourth quarter. The Vintage transaction is expected to close in the first quarter of 2006, subject to regulatory and Vintage shareholder approvals.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (as defined in Note 1 to the consolidated condensed financial statements) reported net income for the first nine months of 2005 of $4.1 billion, on net sales of $10.9 billion, compared with net income of $1.8 billion, on net sales of $8.3 billion, for the same period of 2004. Basic earnings per common share were $10.26 for the first nine months of 2005, compared with basic earnings per share of $4.63 for the same period of 2004. Occidental reported net income for the third quarter of 2005 of $1.7 billion, on net sales of $4.1 billion, compared with net income of $758 million, on net sales of $3.0 billion, for the same period of 2004. Basic earnings per common share were $4.32 for the third quarter of 2005, compared with basic earnings per share of $1.91 for the same period of 2004.

Net income for the first nine months and the third quarter of 2005 included a $726 million pre-tax gain resulting from Valero Energy Corp.’s (Valero) acquisition of Premcor, Inc. (Premcor) and the subsequent sale of 89 percent of the Valero shares received in the merger, a $335 million tax benefit due to the reversal of tax reserves no longer required, a $159 million pre-tax write-off and write-down of chemical plant assets, a $30 million pre-tax debt repurchase expense, $26 million of pre-tax hurricane insurance charges and a $15 million pre-tax equity investment impairment. Net income for the first nine months of 2005 included a $619 million tax benefit resulting from an IRS settlement, a $140 million pre-tax gain on the sale of 11 million shares of Lyondell Chemical Company (Lyondell) stock, a $26 million pre-tax expense related to a contract settlement, an $11 million pre-tax debt repurchase expense and a net $10 million charge related to a state income tax issue. Net income for the first nine months of 2004 included a pre-tax charge of $11 million for the redemption of all of the outstanding 8.16-percent Trust Preferred Redeemable Securities (trust preferred securities) and a $20 million credit from settlement of a tax issue. Net income for the first nine months and third quarter of 2005, compared to the same period in 2004, also reflected higher oil and gas prices and higher chemical margins resulting from higher chemical prices, partially offset by lower oil production, higher oil and gas production and exploration costs, higher DD&A expense and higher energy and raw material costs.

Selected Income Statement Items

The increase in net sales of $1.1 billion and $2.6 billion for the three and nine months ended September 30, 2005, compared with the same periods in 2004, reflected higher crude oil, natural gas and chemical prices. For the three and nine months ended September 30, 2005, gains on disposition of assets, net included a pre-tax gain of $726 million resulting from Valero’s acquisition of Premcor and the subsequent sale of 89 percent of Valero shares received. Gains on disposition of assets, net for the nine months ended September 30, 2005 also included a pre-tax gain of $140 million on the sale of 11 million shares of Lyondell stock.

The increase in cost of sales of $372 million and $714 million for the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004, reflected higher oil and gas production costs, higher DD&A expense and higher energy and chemicals raw material costs. The increase of $301 million and $438 million in selling, general and administrative and other operating expenses for the three and nine months ended September 30, 2005, compared to the same periods in 2004, reflected chemical segment charges for plant write-offs and write-downs of $159 million, net of minority interest, increases in share-based compensation expense and various corporate costs and higher operating costs. The increase in exploration expense of $82 million for the nine months ended September 30, 2005, compared with the same period in 2004, reflected a $66 million pre-tax unproved property impairment charge as a result of an unsuccessful deep gas well at Elk Hills. The provision for income taxes for the three and nine months ended September 30, 2005, includes a $335 million tax benefit due to the reversal of tax reserves no longer required as U.S. federal corporate returns for tax years 1998-2000 became closed due to the lapsing of statutes of limitations. The provision for income taxes for the nine months ended September 30, 2005, includes a $619 million tax benefit related to the resolution of certain IRS tax issues and a net $10 million charge related to a state income tax issue. The provision for income taxes for the nine months ended September 30, 2004, includes a $20 million credit related to a first quarter 2004 settlement of an issue with the IRS. The increase in income from equity investments of $82 million for the nine months ended September 30, 2005, compared with the same period in 2004, was primarily attributable to improved results from the Lyondell equity investment partially offset by Occidental’s share of an impairment charge recorded by Lyondell.

Selected Analysis of Financial Position

The increase in receivables, net, of $1.2 billion at September 30, 2005, compared with December 31, 2004, was primarily due to higher sales prices and an increase in the oil and gas trading and marketing operations. The increase in long-term receivables, net, of $158 million at September 30, 2005, compared with December 31, 2004, was due to higher receivable balances in the oil and gas trading and marketing operations. The decrease in investments in unconsolidated entities of $462 million was due to the sale of Premcor-Valero and Lyondell shares during 2005. The increase in property, plant and equipment of $2.5 billion at September 30, 2005, compared with December 31, 2004, was due to the Permian Basin oil and gas transactions, the acquisition of chlor-alkali chemical manufacturing facilities from Vulcan and continued capital investment in oil and gas and chemical assets. The increase in accounts payable of $565 million at September 30, 2005, compared with December 31, 2004, was due to higher payable balances in the oil and gas trading and marketing operations. The increase in accrued liabilities of $797 million at September 30, 2005, compared with December 31, 2004, was due to increases in the oil and gas trading and marketing operations and accruals related to the Vulcan facilities acquisition. The decrease in deferred credits and other liabilities — deferred and other domestic and foreign income taxes of $405 million was due to the tax benefit recognized on the losses recorded in other comprehensive income related to the crude oil production hedges. The net increase in deferred credits and other liabilities — other of $52 million was primarily due to increases in non-current liabilities related to crude oil production hedges and accruals related to the Vulcan plant and Permian Basin acquisitions partially offset by the reduction in liabilities related to the IRS settlement and the reversal of tax reserves no longer required.

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

	Periods Ended September 30
	Three Months		Nine Months
	2005	2004	2005	2004
Segment Net Sales
Oil and gas	$2,817	$2,033	$7,389	$5,509
Chemical	1,190	945	3,379	2,690
Other	50	27	110	87
Net Sales	$4,057	$3,005	$10,878	$8,286
Segment Earnings
Oil and gas	$1,760	$1,216	$4,434	$3,111
Chemical	3	141	442	289
	1,763	1,357	4,876	3,400
Unallocated Corporate Items
Interest expense, net (a)	(70)	(59)	(178)	(187)
Income taxes (b)	(611)	(495)	(1,256)	(1,242)
Other (c)	660	(44)	682	(139)

Income from Continuing Operations	1,742	759	4,124	1,832

Discontinued operations, net of tax	2	(1)	2	(6)
Cumulative effect of changes in accounting principles, net of tax	3	—	3	—
Net Income	$1,747	$758	$4,129	$1,826
(a)

The third quarter and nine months 2005 includes a $4 million interest charge to redeem all of the outstanding 5.875-percent senior notes and two unsecured subsidiary notes. The third quarter and nine months 2005 also includes a $26 million charge to purchase, in the open market, and retire $172 million of Occidental’s senior notes. The nine months 2005 includes an $11 million interest charge to redeem all of the outstanding 4.1-percent medium term notes and 7.65-percent senior notes. The nine months 2004 includes an $11 million interest charge to redeem all of the outstanding 8.16-percent Trust Preferred Redeemable Securities.

(b)

The third quarter and nine months 2005 includes a $335 million tax benefit due to the reversal of tax reserves no longer required as U.S. federal corporate returns for tax years 1998-2000 became closed by lapsing of the statute of limitations. The nine months 2005 also includes a $619 million tax benefit resulting from a closing agreement with the U.S. Internal Revenue Service (IRS) resolving certain foreign tax credit issues and a $10 million charge related to a state income tax issue. The nine months 2004 includes a $20 million credit related to a settlement with the IRS.

(c)

The third quarter and nine months 2005 includes a $726 million pre-tax gain from Valero’s acquisition of Premcor and the subsequent sale of approximately 89 percent of the Valero shares received in the merger. The nine months 2005 also includes a $140 million pre-tax gain from the sale of 11 million shares of Lyondell, which represented approximately 27 percent of Occidental’s investment.

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

The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30
(in millions, except per-share amounts)	2005	EPS	2004	EPS

TOTAL REPORTED EARNINGS	$1,747	$4.32	$758	$1.91
Oil and Gas
Segment Earnings	1,760		1,216
Less:
Hurricane insurance charge	(9)		—
Segment Core Earnings	1,769		1,216
Chemical
Segment Earnings	3		141
Less:
Write-off of plants	(159)		—
Hurricane insurance charge	(5)		—
Segment Core Earnings	167		141

Total Segment Core Earnings	1,936		1,357
Corporate
Results*	(16)		(599)
Less:
Gain on Valero acquisition of Premcor	726		—
Reversal of tax reserves	335		—
Debt repurchase expense	(30)		—
Equity investment impairment	(15)		—
Equity investment hurricane insurance
charge	(2)		—
Hurricane insurance charge	(10)		—
Tax effect of pre-tax adjustments	(178)		—
Discontinued operations, net of tax**	2		(1)
Cumulative effect of changes in accounting
principles, net**	3		—
Corporate Core Results - Non Segment	(847)		(598)

Total Core Earnings	$1,089	$2.69	$759	$1.92
*	Includes interest expense, income taxes, general and administrative and other expense, and certain non-core items.

**	Amount shown after tax.

The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30
(in millions, except per-share amounts)	2005	EPS	2004	EPS

TOTAL REPORTED EARNINGS	$4,129	$10.26	$1,826	$4.63
Oil and Gas
Segment Earnings	4,434		3,111
Less:
Contract settlement	(26)		—
Hurricane insurance charge	(9)		—
Segment Core Earnings	4,469		3,111
Chemical
Segment Earnings	442		289
Less:
Write-off of plants	(159)		—
Hurricane insurance charge	(5)		—
Segment Core Earnings	606		289

Total Segment Core Earnings	5,075		3,400
Corporate
Results*	(747)		(1,574)
Less:
Debt repurchase expense	(41)		—
Trust preferred redemption charge	—		(11)
Gain on sale of Lyondell shares	140		—
Gain on Valero acquisition of Premcor	726		—
State tax issue charge	(10)		—
Settlement of federal tax issue	619		20
Reversal of tax reserves	335		—
Equity investment impairment	(15)		—
Equity investment hurricane insurance
charge	(2)		—
Hurricane insurance charge	(10)		—
Tax effect of pre-tax adjustments	(225)		4
Discontinued operations, net of tax**	2		(6)
Cumulative effect of changes in accounting
principles, net	3		—
Corporate Core Results - Non Segment	(2,269)		(1,581)

Total Core Earnings	$2,806	$6.97	$1,819	$4.62
*	Includes interest expense, income taxes, general and administrative and other expense, and certain non-core items.

**	Amount shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for reported income and core earnings:

	Periods Ended September 30
(in millions)	Three Months		Nine Months
	2005	2004	2005	2004
REPORTED INCOME

Oil and gas	$1,760	$1,216	$4,434	$3,111
Chemical	3	141	442	289
Corporate and other	590	(103)	504	(326)
Pre-tax income	2,353	1,254	5,380	3,074

Income tax expense
Federal and State	185	278	278	685
Foreign (a)	426	217	978	557
Total	611	495	1,256	1,242

Income from continuing operations	$1,742	$759	$4,124	$1,832

Worldwide effective tax rate	26%	39%	23%	40%

CORE INCOME

Oil and gas	$1,769	$1,216	$4,469	$3,111
Chemical	167	141	606	289
Corporate and other	(79)	(103)	(294)	(315)
Pre-tax income	1,857	1,254	4,781	3,085

Income tax expense
Federal and State	342	278	997	709
Foreign (a)	426	217	978	557
Total	768	495	1,975	1,266

Income from continuing operations	$1,089	$759	$2,806	$1,819

Worldwide effective tax rate	41%	39%	41%	41%
(a)

Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas pre-tax income includes the following revenue amounts by period (in millions): third quarter 2005 - $263, third quarter 2004 - $149, first nine months 2005 - $676, first nine months 2004 - $382.

Occidental’s three and nine months ended September 30, 2005 worldwide effective tax rates were 26 percent and 23 percent, respectively. These worldwide tax rates reflected a $335 million tax benefit due to the reversal of tax reserves no longer required as U.S. federal corporate returns for tax years 1998-2000 became closed due to the lapsing of statutes of limitations. The nine months ended September 30, 2005 also includes a $619 million tax benefit related to the resolution of foreign tax credit issues with the IRS. The recorded tax benefit was the result of a closing agreement with the IRS that resolved certain foreign tax credit issues as part of the IRS audit of tax years 1997-2000.

Oil and Gas Segment

	Periods Ended September 30
	Three Months		Nine Months
Summary of Operating Statistics	2005	2004	2005	2004

Net Production Per Day:
Crude Oil and Natural Gas Liquids (MBL)
United States	251	251	248	257
Latin America	84	87	77	83
Middle East	86	86	93	90
Other Eastern Hemisphere	5	7	5	8

Natural Gas (MMCF)
United States	564	488	547	509
Middle East	35	88	51	52
Other Eastern Hemisphere	81	73	77	74

Barrels of Oil Equivalent (MBOE) Per Day
Consolidated subsidiaries	539	539	536	544
Other interests	23	24	25	25
Worldwide production	562	563	561	569

Average Sales Price:
Crude Oil ($/BBL)
United States	56.70	40.29	49.26	36.07
Latin America	53.81	36.07	45.62	32.00
Middle East	56.37	37.76	48.69	34.00
Other Eastern Hemisphere	52.25	35.44	45.57	32.13
Total consolidated subsidiaries	55.89	38.65	48.27	34.61
Other interests	43.01	27.33	35.29	22.81
Total Worldwide	55.04	37.87	47.39	33.78

Natural Gas ($/MCF)
United States	6.33	5.87	6.16	5.25
Middle East	0.97	0.97	0.96	0.97
Other Eastern Hemisphere	2.72	2.30	2.41	2.33
Total consolidated subsidiaries	5.58	4.77	5.29	4.52
Other interests	0.13	—	0.14	—
Total Worldwide	5.49	4.77	5.18	4.52

Oil and gas core earnings for the nine months ended September 30, 2005, were $4.5 billion, compared with $3.1 billion for the same period of 2004. For the three months ended September 30, 2005, oil and gas core earnings were $1.8 billion compared with $1.2 billion for the same period of 2004. The increase in core earnings for the three and nine months ended September 30, 2005, compared with the same periods in 2004, primarily reflected higher crude oil and natural gas prices partially offset by higher operating expenses, higher DD&A rates and higher exploration expense.

The increase in net sales of $784 million and $1.9 billion for the three and nine months ended September 30, 2005, compared with the same periods in 2004, primarily reflected higher crude oil and natural gas prices. For the nine months ended September 30, 2005, this increase was partially offset by lower crude oil production.

Worldwide production for the first nine months of 2005 was 561,000 barrels of oil equivalent (BOE) per day, compared to 569,000 BOE for the first nine months of 2004. Horn Mountain’s production for the first nine months of 2005 was 14,500 BOE, compared to 24,500 BOE in 2004, primarily as a result of weather in the Gulf of Mexico and scheduled maintenance downtime. As discussed in the 2004 Form 10-K, price changes impact Occidental’s share of volumes reported from its production-sharing contracts in Qatar, Oman, Yemen and Long Beach. Compared to a year ago, production under these production-sharing contracts was negatively impacted by higher prices. If prices had remained at the nine months 2004 levels, production in the first nine months of 2005 would have been about 13,000 BOE per day higher. The nine months 2005 included production of an average of 13,000 BOE per day from the recent Permian acquisitions and the first lifting from Libya which resulted in an average of 3,000 barrels of oil per day.

The average West Texas Intermediate price in the third quarter of 2005 was $63.19 per barrel and the average New York Mercantile Exchange (NYMEX) natural gas price for the third quarter of 2005 was $7.09 per million BTU’s. Occidental’s realized oil price for the third quarter 2005 was $55.04 per barrel, compared to $37.87 for the third quarter 2004. For the first nine months of 2005, Occidental’s realized price was $47.39 per barrel compared to the first nine months of 2004’s realized price of $33.78. Occidental’s realized oil price increased $9.63 per barrel in the third quarter 2005, compared to the second quarter 2005, while WTI prices increased by $10.02 per barrel in the same period. A change of 10 cents per million BTU’s in NYMEX gas prices has a quarterly impact on oil and gas segment earnings of $5 million while a $1.00 per barrel change in oil prices has a quarterly impact of $37 million, in each case before the effect of income taxes.

Average production costs for the first nine months of 2005 were $8.45 per BOE compared to the average 2004 annual production cost of $6.95 per BOE. Production costs increased due to higher production-related taxes and higher utility costs resulting from higher oil and gas prices and increased workover and maintenance costs. Higher prices in 2005 reduced Occidental’s share of production in production-sharing contracts, which resulted in a 21 cent per BOE increase in 2005 costs compared to the average 2004 costs.

Occidental expects fourth quarter 2005 oil and gas production to average between 580,000 to 590,000 BOE per day. However, production could vary due to price-driven adjustments in the volumes under production-sharing contracts in Oman, Qatar, Yemen and Long Beach. In addition, although the Horn Mountain operations in the Gulf of Mexico were not harmed, the surrounding infrastructure was damaged from the hurricanes. Fourth quarter production in Horn Mountain will be affected by the lingering impact of the weather conditions.

In October 2005, Occidental entered into an Agreement and Plan of Merger (Agreement) with Vintage Petroleum, Inc. (Vintage), pursuant to which Vintage would merge into a wholly owned subsidiary of Occidental. Vintage's operating assets in Argentina and California provide opportunities to increase production and reserves through the application of enhanced oil recovery and exploitation techniques Occidental has employed successfully in other operations. Occidental will incorporate Vintage's California assets into its nearby operations in the southern San Joaquin Valley and in the Sacramento Valley. Occidental also will integrate Vintage's Latin American assets into its existing position in Latin America, where Occidental is one of the largest producers in Colombia and Ecuador, with combined third quarter 2005 net production of 79,000 barrels of oil per day. Occidental will acquire Vintage for $20.00 per Vintage share in cash, plus 0.42 Occidental shares per Vintage share. The total purchase price for Vintage’s approximately 68.3 million shares is about $3.5 billion. Additionally, Occidental expects to assume approximately $550 million of Vintage debt and expects to acquire cash of approximately $225 million from Vintage. As a result of this transaction, Occidental plans to implement a stock re-purchase program for 9 million Occidental shares in the open market or otherwise, from time-to-time, subject to market conditions and retention of the company's credit rating. Occidental expects to finance the acquisition and the stock re-purchase program from $1.7 billion of cash and short-term investments on hand as of September 30, 2005, plus additional cash generated in the fourth quarter. The Vintage transaction is expected to close in the first quarter of 2006, subject to regulatory and Vintage shareholder approvals.

In June 2005, Occidental closed a transaction in the Permian Basin which, combined with other acquisitions of oil and gas property interests completed during the year and dispositions of a portion of the acquired properties, resulted in the addition of an average of 13,000 BOE per day to the nine months 2005 production. The gross cash outlay to acquire the interests in this production was $1.4 billion, of which $1.1 billion was paid in the second quarter of 2005. This was partially offset by cash proceeds totaling $171 million from dispositions of a portion of the acquired properties, the largest of which occurred in July 2005. Occidental hedged a portion of its existing Permian Basin production ranging from 12,000 to 16,000 barrels of oil per day through 2011 in anticipation of these transactions.

The Sultanate of Oman issued a Royal Decree on July 13, 2005, formally approving the contract for Occidental to develop the Mukhaizna oil field, one of the largest oilfields in Oman. Under the terms of the new production-sharing contract, Occidental took over field operations September 1, 2005 and holds a 45-percent working interest.

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

On June 28, 2005, Occidental reached agreement with the National Oil Corporation of Libya (NOC), subject to final Libyan governmental approval, to resume its participation, effective as of July 1, 2005, in the operation of the assets that Occidental left in 1986. The Libyan authorities approved this re-entry agreement on August 11, 2005. The agreement allows Occidental to return to its Libyan operations on generally the same terms in effect when activities were suspended. Those assets consist of 3 producing contracts in the Sirte Basin and four exploration blocks. The agreement requires Occidental to pay to NOC approximately $133 million in re-entry bonuses and capital adjustment and work-in-progress payments and $10 million per year, while Occidental continues to operate in Libya as reimbursements for past development costs associated with the historical assets. In addition, Occidental has committed to spend $90 million over the next five years in the four exploration blocks. Currently, Occidental’s rights in the producing fields extend through 2009 and early 2010. Occidental had its first lifting of Libya’s crude oil in late September.

Separately, in January 2005, Occidental participated in the EPSA IV exploration bid round in Libya. Occidental was the successful bidder on nine of the 15 areas available. Occidental will operate five onshore areas and will have a 90-percent exploration working interest. In addition, Occidental will have a 35-percent exploration working interest in four offshore areas. The offshore areas will be operated by Woodside Petroleum Ltd. Occidental paid approximately $90 million to NOC in exploration lease bonuses as successful bidder and committed to spend an additional $125 million over the next 5 years.

In May 2005, Dolphin Energy Limited signed a gas sales agreement with Dubai Supply Authority (DUSUP) to deliver future supplies of Dolphin gas from Qatar to a power plant in Jebel Ali. The agreement provides for the supply of up to 700 million standard cubic feet of gas per day for a period of 25 years.

In September 2005, Occidental acquired additional oil and gas interests in the Permian Basin for approximately $141 million in cash.

Chemical Segment

	Periods Ended September 30
	Three Months		Nine Months
Summary of Operating Statistics	2005	2004	2005	2004
Major Product Volumes (Thousands of Tons, except PVC Resins)
Chlorine (a, c)	801	730	2,283	2,176
Caustic Soda (c)	817	795	2,299	2,346
Ethylene Dichloride (c)	185	102	490	324
PVC Resins (millions of pounds)	1,082	1,044	3,092	3,205

Major Product Price Index (Base 1987 through 1990
average price = 1.0)
Chlorine (c)	2.61	2.23	2.60	1.94
Caustic Soda (c)	1.72	0.84	1.63	0.72
Ethylene Dichloride (c)	1.22	1.64	1.49	1.48
PVC Resins (b)	1.19	1.13	1.24	1.05
(a)	Product volumes include those manufactured and consumed internally.
(b)	Product volumes produced at former PolyOne facilities, now part of Occidental, are excluded from the product price indexes.
(c)	Includes product volumes and prices from the Vulcan Acquisition.

Chemical core earnings for the nine months ended September 30, 2005, were $606 million compared with $289 million for the same period of 2004. Chemical core earnings for the three months ended September 30, 2005, were $167 million compared with $141 million for the same period of 2004. The increase in core earnings for the three and nine months ended September 30, 2005, compared with the same periods in 2004, primarily reflected higher margins due to higher sales prices for caustic soda, polyvinyl chloride resins (PVC), vinyl chloride monomer (VCM) and chlorine partially offset by higher energy and feedstock costs.

The increase in net sales of $245 million and $689 million for the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004, primarily reflected higher sales prices for caustic soda, PVC, VCM and chlorine and higher sales volumes for ethylene dichloride (EDC) partially offset by lower sales volume for VCM.

Occidental expects fourth quarter 2005 chemical segment earnings to be in the range of $90 million to $120 million.

In June 2005, Occidental completed the purchase of three chlor-alkali chemical manufacturing facilities from Vulcan Materials Company (Vulcan) for $214 million in cash, plus contingent payments based upon the future performance of these facilities and the assumption of certain liabilities. In order to facilitate receipt of regulatory approval for this acquisition, Occidental divested one of the facilities.

In the third quarter 2005, Occidental recorded a $139 million charge for the write-off of two previously-idled chemical plants and one currently operated plant and an additional charge of $20 million for the write-down of another chemical plant.

Corporate and Other

The three and nine months ended September 30, 2005, unallocated corporate items — income taxes account includes a $335 million tax benefit due to the reversal of tax reserves no longer required. The nine months ended September 30, 2005, includes a $619 million tax benefit related to the resolution of foreign tax credit issues with the IRS and a net $10 million charge related to a state income tax issue. The nine months ended September 30, 2004, includes a $20 million credit related to a first quarter 2004 settlement of an issue with the IRS.

In May 2005, Occidental sold 11 million shares of Lyondell for gross proceeds of approximately $300 million. This sale resulted in a second quarter 2005 pre-tax gain of $140 million. Occidental has no current plans to divest itself of its remaining Lyondell shares. However, Occidental regularly reviews and analyzes its investments and other operations in order to determine how its stockholders’ interests are best served. Occidental still owns 30.3 million of Lyondell shares and warrants to purchase an additional 5 million shares of Lyondell stock. Occidental continues to account for this investment on the equity method since it has the ability to exercise significant influence over Lyondell.

In the third quarter 2005, Occidental tendered its 9 million shares of Premcor for cash and shares of Valero stock pursuant to the Premcor-Valero agreement. Approximately 89 percent of the investment in Valero stock was subsequently sold in the open market. Valero’s acquisition of Premcor resulted in a $704 million pre-tax gain and the subsequent sale of 89 percent of the Valero shares received resulted in an additional $22 million pre-tax gain.

Liquidity and Capital Resources

Occidental’s net cash provided by operating activities was $3.8 billion for the first nine months of 2005, compared with $2.7 billion for the same period of 2004. The significant increase in operating cash flow in 2005, compared to 2004, resulted from several factors. The most important drivers were the significantly higher oil and natural gas prices and, to a much lesser extent, higher chemical prices. In the first nine months of 2005, compared to the same period in 2004, Occidental's realized oil price was higher by 40 percent and Occidental’s realized natural gas price increased 17 percent in the U.S., where approximately 80 percent of Occidental’s natural gas was produced.

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

Increases in sales prices realized for Occidental's major chemical product lines for the first nine months of 2005, compared to the same period of 2004, ranged from 1 to 126 percent. Chemical prices increased in the first nine months of 2005 at a higher rate than the energy-driven increase in feedstock and power costs, thereby improving margins and cash flow. Chemical price changes had a less significant effect on cash flow because chemical segment earnings and cash flow are significantly smaller than those items for the oil and gas segment and because of increases in energy price-driven feedstock and electric power costs, which are major elements of manufacturing cost for the chemical segment's products.

Occidental’s net cash used by investing activities was $2.5 billion for the first nine months of 2005, compared with net cash used of $1.7 billion for the same period of 2004. The 2005 amount includes the cash payments for the Permian Basin transaction, the acquisition of the Vulcan chlor-alkali manufacturing facilities and the payments to re-enter Libya, which were partially offset by the cash proceeds from the sale of the Premcor-Valero and Lyondell shares. The 2004 amount includes a $208 million advance to the Elk Hills Power LLC (EHP) equity investment which EHP used to repay a portion of its debt. The 2004 amount also includes the purchase of a pipeline and gathering system in Texas.

Capital expenditures for the first nine months of 2005 were $1.7 billion, including $1.6 billion for oil and gas. Capital expenditures for the first nine months of 2004 were $1.3 billion, including $1.2 billion for oil and gas.

Financing activities used net cash of $1.1 billion in the first nine months of 2005, compared with cash used of $753 million for the same period of 2004. The 2005 amount includes net debt payments of approximately $901 million. The 2004 amount includes $466 million paid to redeem the trust preferred securities in January 2004 and $166 million of net debt payments.

In July 2005, Dolphin Energy Limited (Dolphin Energy), the operator of the Dolphin Project, entered into an agreement with banks to refinance its existing $1.36 billion bridge loan with a new bridge loan in an amount of $2.45 billion. The proceeds of the new bridge loan were used to pay off amounts outstanding on the $1.36 billion bridge loan and will be used to fund the construction of the Dolphin Project. The new bridge loan has a term of four years and is a revolving credit facility, which may be converted to a term loan. In September 2005, Dolphin Energy entered into an agreement with banks to provide a $1.0 billion Islamic-law compliant facility to fund the construction of a certain portion of the Dolphin Project. This four year financing facility is structured as a transaction in which Dolphin Energy constructs part of the midstream portion of the Dolphin Project on behalf of a group of Islamic investors and enters into a lease to use such assets upon construction completion. Occidental indirectly owns 24.5 percent of Dolphin Energy and guarantees 24.5 percent of the obligations of Dolphin Energy under both bank agreements.

In the first quarter of 2005, Occidental filed a shelf registration statement for up to $1.5 billion of various securities. No securities have been issued under this shelf.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at September 30, 2005 and cash and cash equivalents and short-term investments totaled $1.7 billion on the September 30, 2005 balance sheet.

At September 30, 2005, under the most restrictive covenants of certain financing agreements, Occidental’s capacity for additional unsecured borrowing was approximately $32 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $11.9 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

Occidental currently expects to spend approximately $2.4 billion on its 2005 capital spending program. Although its income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash on hand, short-term investments and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements, dividend payments and potential acquisitions.

Occidental expects to finance the cash portion of the Vintage acquisition and the announced stock re-purchase program from $1.7 billion of cash and short-term investments on hand as of September 30, 2005, plus additional cash generated in the fourth quarter. The Vintage transaction is expected to close in the first quarter of 2006, subject to regulatory and Vintage shareholder approvals.

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

The following table presents Occidental’s environmental remediation reserves at September 30, 2005, which are grouped by three categories of environmental remediation sites as follows ($ amounts in millions):

	# of Sites	Reserve
CERCLA & Equivalent Sites	128	$226
Active Facilities	18	108
Closed or Sold Facilities	40	68
Total	186	$402

In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental expects it may continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $455 million beyond the amount accrued.

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent sites in which OPC or certain of its subsidiaries were involved at September 30, 2005 ($ amounts in millions):

Description	# of Sites	Reserve
Minimal/No Exposure (a)	104	$5
Reserves between $1-10 MM	16	52
Reserves over $10 MM	8	169
Total	128	$226
(a)

Includes 27 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 58 sites where Occidental’s reserves are less than $50,000 each, and 12 sites where reserves are between $50,000 and $1 million each.

Refer to the “Environmental Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Form 10-K for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments, Contingencies and Related Matters

OPC and certain of its subsidiaries have been named in a substantial number of lawsuits, claims and other legal proceedings. These actions seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. OPC and certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies. With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it believes it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

In April 2004, a number of U.S. companies, including OxyChem, were served with seven lawsuits filed in Nicaragua by approximately two thousand individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. In the opinion of management, these claims are without merit because, among other things, OxyChem believes that none of the pesticide it manufactured was ever sold or used in Nicaragua. Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. In previous situations, involving other defendants, Nicaraguan courts have proceeded to enter significant judgments against the defendants under that statute. OxyChem has filed a response to the complaints contesting jurisdiction without posting such pre-trial deposit. In December 2004, the judge in one of the cases (the “Osorio Case”), ruled the court had jurisdiction over the defendants, including OxyChem, and that the plaintiffs had waived the requirement of the pre-trial deposit. OxyChem has appealed that portion of the ruling relating to the jurisdiction of the Nicaraguan courts. Thereafter, the trial court ordered defendants, including OxyChem, to file an answer. In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in the case. In August 2005, the judge in the Osorio case entered judgment against several defendants including OxyChem for damages totaling approximately $97 million. In the opinion of management, any judgment rendered under the statute, including in the Osorio case, would be unenforceable in the United States.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes arise during the course of such audits as to facts and matters of law. In May 2005, Occidental entered into a closing agreement with the IRS resolving certain foreign tax credit issues as part of the IRS audit of tax years 1997-2000. The closing agreement was completed after an extensive IRS review of various complex tax issues and negotiations between Occidental and the IRS. As a result of the closing agreement, Occidental recorded a tax benefit of about $619 million in the second quarter for the reversal of tax reserves that were previously established for those foreign tax credit issues. In the third quarter of 2005, Occidental recorded a tax benefit of $335 million due to the reversal of tax reserves no longer required as U.S. federal corporate returns for tax years 1998-2000 became closed due to the lapsing of the statute of limitations. These tax benefits did not have a significant current cash effect.

Occidental has guarantees outstanding at September 30, 2005, which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At September 30, 2005, the notional amount of these guarantees was approximately $650 million. Of this amount, approximately $550 million relates to Occidental’s guarantee of equity investees’ debt and other commitments. The remaining $100 million relates to various indemnities and guarantees provided to third parties. The amount recorded on the consolidated balance sheet for these guarantees was immaterial.

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

Accounting Changes

In May 2005, the FASB issued Statement of Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods' financial statements of a change in accounting principle. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Occidental plans to adopt this statement on January 1, 2006, and it is not expected to have a material effect on the financial statements upon adoption.

In April 2005, the FASB issued FASB Staff Position No. (FSP) FAS 19-1, “Accounting for Suspended Well Costs.” FSP FAS 19-1 provides new accounting guidance that specifies when successful efforts companies can capitalize exploratory well costs. The guidance also requires new disclosures related to these costs. FSP FAS 19-1 is effective in the first reporting period beginning after April 4, 2005 and should be applied prospectively to existing and new exploratory well costs. Occidental adopted this statement effective July 1, 2005, and there was no material effect on the financial statements upon adoption.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 specifies the accounting treatment for conditional asset retirement obligations under the provisions of SFAS No. 143. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Occidental plans to adopt this statement effective December 31, 2005. Occidental is currently assessing the effect of FIN 47 but does not expect it to have a material effect on the financial statements upon adoption.

On July 1, 2005, Occidental early adopted the fair value recognition provisions of SFAS No. 123R (SFAS 123R), “Share-Based Payments”, under the modified prospective transition method. Since most of Occidental’s existing stock-based compensation was already being recorded in the income statement, Occidental decided to early adopt SFAS 123R, so that the remaining awards are accounted for in a similar manner. Prior to July 1, 2005, Occidental applied the APB No. 25 intrinsic value accounting method for its stock incentive plans. Under the modified prospective transition method, the fair value recognition provisions apply only to new awards or awards modified after July 1, 2005. Additionally, the fair value of existing unvested awards at the date of adoption is recorded in compensation expense over the remaining requisite service period. Results from prior periods have not been restated. As a result of adopting this statement in the third quarter of 2005, Occidental recorded a $3 million after-tax credit as a cumulative effect of a change in accounting principles. See Note 12 for more information.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: exploration risks such as drilling unsuccessful wells, global commodity pricing fluctuations; competitive pricing pressures; higher-than-expected costs, including feedstocks; crude oil and natural gas prices; chemical prices; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; changes in tax rates; general domestic and international political conditions; potential disruption or interruption of Occidental’s production or manufacturing facilities due to accidents, weather conditions, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental’s products; any general economic recession or slowdown domestically or internationally; regulatory uncertainties; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency-improvement project, acquisition or disposition, including the Vintage acquisition. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “will,” “anticipate,” “plan,” “intend,” “believe,” “expect” or similar expressions that convey the uncertainty of future events or outcomes. Occidental expressly disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

Additional Information and Where to Find It

Occidental will file a Form S-4, Vintage will file a proxy statement and both companies will file other relevant documents concerning the proposed merger transaction with the Securities and Exchange Commission (SEC). INVESTORS ARE URGED TO READ THE FORM S-4 AND PROXY STATEMENT WHEN THEY BECOME AVAILABLE AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. You will be able to obtain the documents free of charge at the website maintained by the SEC at www.sec.gov. In addition, you may obtain documents filed with the SEC by Occidental free of charge by contacting Christel Pauli, Counsel and Assistant Secretary, Occidental Petroleum Corporation, at 10889 Wilshire Blvd., Los Angeles, California 90024. The documents will also be available online at www.oxy.com.

Participants in the Solicitation

Occidental, Vintage and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from Vintage shareholders in connection with the merger. Information about the directors and executive officers of Occidental and their ownership of Occidental stock is set forth in the proxy statement for its 2005 Annual Meeting of Shareholders. Information about the directors and executive officers of Vintage and their ownership of Vintage stock is set forth in the proxy statement for Vintage’s 2005 Annual Meeting of Shareholders. Investors may obtain additional information regarding the interests of such participants by reading the Form S-4 and proxy statement for the merger when they become available.

Investors should read the Form S-4 and proxy statement carefully when they become available before making any voting or investment decisions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the second quarter of 2005, Occidental terminated all of its interest rate swaps that were accounted for as fair value hedges. These hedges had effectively converted approximately $1.2 billion of fixed-rate debt to variable-rate debt. The fair value of the swaps at termination resulted in a gain of approximately $20 million which will be amortized into income over the remaining life of the previously hedged debt. The table below provides information about Occidental’s long-term debt obligations at September 30, 2005 that are sensitive to changes in interest rates in a tabular presentation. The debt amounts represent principal payments by maturity date.

Year of Maturity	U.S. Dollar Fixed-Rate Debt	U.S. Dollar Variable Rate Debt	Grand Total (a)
2006	$46	$—	$46
2007	175	—	175
2008	405	—	405
2009	221	236	457
2010	287	—	287
Thereafter	1,402	115	1,517
TOTAL	$2,536	$351	$2,887
Average interest rate	7.32%	3.85%	6.90%
Fair Value	$2,998	$351	$3,349
(a)	Excludes $4 million of unamortized debt discounts and $14 million of net unamortized gains related to the settled interest rate swaps.

During the first quarter of 2005, Occidental entered into a series of fixed price swaps and costless collar agreements that qualify as cash-flow hedges for the sale of its crude oil production. These hedges, which began in July 2005 and continue to the end of 2011, hedge less than 4 percent of Occidental’s current crude oil production. Information about these cash-flow hedges is presented in a tabular presentation below.

(Volumes in MBL/Day)	2005(a)	2006	2007	2008	2009	2010	2011	Fair Value Liability(b) (in millions)

Crude Oil Fixed Price Swaps
Daily Volume	14	10	8	—	—	—	—	$182
Average Price	$45.61	$41.61	$40.04

Crude Oil Costless Collars
Daily Volume	2	6	7	14	13	12	12	349
Average Floor	$44.00	$41.33	$40.43	$34.07	$33.15	$33.00	$32.92
Average Cap	$49.75	$48.05	$45.21	$47.47	$47.41	$46.35	$46.27
								$531
(a)	Hedges for 2005 are in place only from July 2005 to December 2005.
(b)	Fair value at September 30, 2005.

For the nine months ended September 30, 2005, there were no other material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s

Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) — Derivative Activities and Market Risk” in Occidental’s 2004 Annual Report on Form 10-K.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Occidental’s share repurchase activities for each of the three months ended September 30, 2005, were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2005 to July 30, 2005	—	—	—	—

August 1, 2005 to August 31, 2005	2,390	$83.65	—	—

September 1, 2005 to September 30, 2005	1,247	$86.94	—	—

Total	3,637	$84.78	—	—
(1)

The shares repurchased during the periods presented above represent shares tendered to Occidental by employees who exercised stock options and used previously owned shares to pay all, or a portion of the option exercise price.

Item 6.  Exhibits

2.1

Agreement and Plan of Merger among Occidental Petroleum Corporation, Occidental Transaction 1, LLC and Vintage Petroleum, Inc., dated as of October 13, 2005. (Disclosure schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K.) (filed as Exhibit 2.1 to Occidental's Current Report on Form 8-K dated October 13, 2005 (filed October 17, 2005), File No. 1-9210).

10.1	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 99.1 to Occidental's Registration Statement on Form S-8, File No. 333-124732).

10.2	Agreement to Amend Outstanding Option Awards, dated October 26, 2005.

11	Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2005 and 2004.

12	Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2005 and 2004, and the five years ended December 31, 2004.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

DATE: November 3, 2005	/s/ Jim A. Leonard
Jim A. Leonard, Vice President and Controller (Chief Accounting and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBITS

2.1

Agreement and Plan of Merger among Occidental Petroleum Corporation, Occidental Transaction 1, LLC and Vintage Petroleum, Inc., dated as of October 13, 2005. (Disclosure schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K.) (filed as Exhibit 2.1 to Occidental's Current Report on Form 8-K dated October 13, 2005 (filed October 17, 2005), File No. 1-9210).

10.1	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 99.1 to Occidental's Registration Statement on Form S-8, File No. 333-124732).

10.2	Agreement to Amend Outstanding Option Awards, dated October 26, 2005.

11	Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2005 and 2004.

12	Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2005 and 2004, and the five years ended December 31, 2004.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.