Form 10-K
period 2005-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2006-03-01
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005	☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 1-9210

Occidental Petroleum Corporation

(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization	Delaware
I.R.S. Employer Identification No.	95-4035997
Address of principal executive offices	10889 Wilshire Blvd., Los Angeles, CA
Zip Code	90024
Registrant’s telephone number, including area codee	(310) 208-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
10 1/8% Senior Debentures due 2009	New York Stock Exchange
9 1/4% Senior Debentures due 2019	New York Stock Exchange
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      ☑ YES    ☐ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. (Note: Checking the box will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections).      ☐ YES    ☑ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).      ☑ Large Accelerated Filer     ☐ Accelerated Filer     ☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).      ☐ YES    ☑ NO

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $30.9 billion, computed by reference to the closing price on the New York Stock Exchange composite tape of $76.93 per share of Common Stock on June 30, 2005. Shares of Common Stock held by each executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

At January 31, 2006, there were approximately 402,283,188 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, filed in connection with its May 5, 2006, Annual Meeting of Stockholders, are incorporated by reference into Part III.

Part I

ITEMS 1 AND 2    BUSINESS AND PROPERTIES

In this report, "Occidental" refers to Occidental Petroleum Corporation, a Delaware corporation, and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental’s executive offices are located at 10889 Wilshire Boulevard, Los Angeles, California 90024; telephone (310) 208-8800.

GENERAL

Occidental’s principal businesses consist of two industry segments. The oil and gas segment explores for, develops, produces and markets crude oil and natural gas. The chemical segment manufactures and markets basic chemicals, vinyls and performance chemicals. For financial information by segment and by geographic area, see Note 15 to the Consolidated Financial Statements of Occidental (Consolidated Financial Statements).

For information regarding Occidental's current developments, see the information in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) section of this report.

OIL AND GAS OPERATIONS

General

Occidental’s domestic oil and gas operations are located in Elk Hills and other smaller locations in California, the Hugoton field in Kansas and Oklahoma, the Permian Basin in west Texas and New Mexico, the Gulf of Mexico and western Colorado. International operations are located in Colombia, Ecuador, Libya, Oman, Pakistan, Qatar, Russia, the United Arab Emirates (UAE) and Yemen. Occidental also has exploration interests in several other countries. For additional information regarding Occidental's oil and gas segment, see the information under the caption "Oil and Gas Segment" in the MD&A section of this report.

Proved Reserves, Production and Properties

The table below shows Occidental’s total oil and natural gas proved reserves and production in 2005, 2004 and 2003. See the MD&A section of this report, Note 16 to the Consolidated Financial Statements and the information under the caption "Supplemental Oil and Gas Information" in Item 8 of this report for certain details regarding Occidental’s oil and gas proved reserves, the estimation process and production by country. On May 13, 2005, Occidental reported to the United States Department of Energy on Form EIA-28 proved oil and gas reserves at December 31, 2004. The amounts reported were the same as the amounts reported in Occidental’s 2004 Annual Report.

Comparative Oil and Gas Proved Reserves and Production

Oil in millions of barrels; natural gas in billions of cubic feet; BOE in millions of barrels of oil equivalent

	2005					2004					2003
RESERVES	Oil	(a)	Gas	BOE	(b)	Oil	(a)	Gas	BOE	(b)	Oil	(a)	Gas	BOE	(b)
United States	1,636		2,338	2,026		1,494		2,101	1,844		1,500		1,826	1,804
International	446		1,140	636		499		874	645		490		759	617
Consolidated Subsidiaries	2,082		3,478	2,662	(c)	1,993		2,975	2,489	(c)	1,990		2,585	2,421	(c)
Other Interests (d)	45		—	45		43		—	43		48		9	50
PRODUCTION
United States	92		202	126		93		186	124		93		194	125
International	66		44	73		66		47	74		60		27	65
Consolidated Subsidiaries	158		246	199		159		233	198		153		221	190
Other Interests (d)	7		6	8		9		—	9		10		—	10
(a)	Includes natural gas liquids and condensate.
(b)	Natural gas volumes have been converted to BOE based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as an "Mcf") of gas to one barrel of oil.
(c)

Stated on a net basis and after applicable royalties. Includes reserves related to production-sharing contracts and other economic arrangements. Proved reserves from production-sharing contracts in the Middle East and from other economic arrangements in the United States were 472 million barrels of oil equivalent (MMBOE) and 104 MMBOE in 2005, 450 MMBOE and 90 MMBOE in 2004 and 435 MMBOE and 90 MMBOE in 2003, respectively.

(d)	Includes Occidental's share of reserves and production from equity investees in Russia and Yemen, partially offset by minority interests for a Colombian affiliate.

Competition and Sales and Marketing

As a producer of crude oil and natural gas, Occidental competes with numerous other domestic and foreign private and government producers. Crude oil and natural gas are commodities that are sensitive to prevailing global and, in certain cases, local conditions of supply and demand and are sold at "spot" or contract prices or on futures markets to refiners and other market participants. Occidental competes by developing and producing its worldwide oil and gas reserves cost-effectively and acquiring rights to explore in areas with known oil and gas deposits. Occidental also competes by increasing production through enhanced oil recovery projects in mature and underdeveloped fields and making strategic acquisitions. Occidental focuses on operations in its core areas of the United States, the Middle East and Latin America.

CHEMICAL OPERATIONS

General

Occidental manufactures and markets basic chemicals, vinyls, chlorinated organics and performance chemicals through various affiliates (collectively, OxyChem). For additional information regarding Occidental’s chemical segment, see the information under the caption "Chemical Segment" in the MD&A section of this report.

Products and Properties

OxyChem owns and operates chemical manufacturing plants at 24 sites in the United States. OxyChem has a 50-percent equity investment in a Brazilian corporation that owns a chlor-alkali plant, a 50-percent equity investment in a corporation that produces antimony oxide in Mexico and a 50-percent interest in a general partnership that produces liquid and anhydrous potassium carbonate products in Alabama. OxyChem’s chlorine facilities in Delaware City, Delaware and Deer Park, Texas and its ethylene dichloride (EDC) facility in Ingleside, Texas were permanently shut down in the third quarter of 2005. In December 2005, OxyChem announced that it would permanently close its Alberta, Canada PVC manufacturing facility in the first quarter of 2006.

In 2005, OxyChem acquired two operating chemical assets in Louisiana and Kansas from Vulcan Materials Company (Vulcan).

The following information regarding production capacity reflects estimated annual capacity at December 31, 2005.

Basic Chemicals

OxyChem’s basic chemicals consist of chlorine and caustic soda, chlorinated organics, potassium chemicals and their derivatives.

Chlorine is used for chemical manufacturing in the chlorovinyl chain and for water treatment. OxyChem produces chlorine in Alabama, Kansas, Louisiana, New York, Texas, Brazil and Chile. Annual capacity was 3.6 million tons in the United States (including the gross 0.6-million-ton total annual capacity of the OxyVinyls partnership, owned 76 percent by Occidental and 24 percent by PolyOne Corporation) and 0.3 million tons in Brazil and Chile. The United States amount includes 0.8 million tons of capacity from the Vulcan chemical assets.

Caustic soda is used for pulp and paper production, alumina production and other chemical manufacturing. OxyChem produces caustic soda in Kansas, Louisiana, New York, Texas, Brazil and Chile. Annual capacity was 3.9 million tons in the United States (including the gross 0.7-million-ton total annual capacity of the OxyVinyls partnership) and 0.4 million tons in Brazil and Chile. The United States amount includes 0.8 million tons of capacity from the Vulcan chemical assets.

Potassium chemicals are used in glass, fertilizers, cleaning products and rubber. OxyChem produces potassium chemicals in Alabama where annual capacity was 328,000 tons.

EDC, a chlorine derivative, is a raw material for vinyl chloride monomer (VCM). OxyChem produces EDC in Louisiana and Brazil. Annual capacity was 2.1 billion pounds in the United States and 0.3 billion pounds in Brazil. The United States amount includes 0.6 billion pounds of capacity from the Vulcan chemical assets.

OxyChem’s acquisition of Vulcan’s chemical assets included certain chlorinated organic products that are used in silicones, paint stripping, pharmaceuticals and refrigerants.

Vinyls

OxyChem produces vinyls through its 76-percent interest in the OxyVinyls partnership. OxyChem’s vinyls products include polyvinyl chloride (PVC) and its precursors, VCM and EDC.

OxyChem produces VCM in Texas. Annual capacity was 6.2 billion pounds (consisting of the 2.4 billion-pound total annual capacity of OxyMar, which is 88-percent owned by OxyChem, and the 3.8 billion-pound total annual gross capacity of the OxyVinyls partnership).

PVC resins are used in piping, electrical insulation, external construction materials, flooring, medical and automotive products and packaging. OxyChem produces PVC resins in Kentucky, New Jersey, Texas and Canada. Gross annual PVC capacity of the OxyVinyls partnership was 4.3 billion pounds.

Performance Chemicals

OxyChem’s performance chemicals include chlorinated isocyanurates (estimated capacity of 131 million pounds produced in Illinois and Louisiana), resorcinol (estimated capacity of 50 million pounds produced in Pennsylvania), mercaptans (estimated capacity of 18 million pounds produced in Texas) and sodium silicates (estimated capacity of 722,000 tons produced in Georgia, Ohio, Illinois, New Jersey, Texas and Alabama).

Raw Materials, Intellectual Property, Marketing and Competition

Nearly all raw materials used in OxyChem’s operations are readily available from a variety of sources. Operations have not been curtailed due to any supply interruptions, except for limited supply interruptions along the Gulf Coast, which occurred in September and October 2005, caused by Hurricanes Katrina and Rita.

OxyChem does not regard its business as being materially dependent on any single patent, trademark or process.

OxyChem sells its products to industrial users or distributors located in the United States and in certain export markets where third party agents are utilized.

Occidental’s chemical business competes with numerous producers. Since most of OxyChem’s products are commodities, it competes primarily on the basis of price.

CAPITAL EXPENDITURES

For information on capital expenditures, see the information under the heading "Capital Expenditures" in the MD&A section of this report.

EMPLOYEES

Occidental employed 8,017 people at December 31, 2005, 6,335 of whom were located in the United States. Occidental employed 3,499 people in oil and gas operations and 3,341 people in chemical operations. An additional 1,177 people were employed in administrative and headquarters functions. Approximately 858 United States-based employees are represented by labor unions.

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

AVAILABLE INFORMATION

Occidental makes the following information available free of charge through its web site at www.oxy.com:

➢	Forms 10-K, 10-Q, 8-K and amendments to these forms as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (SEC);
➢	Other SEC filings, including Forms 3, 4 and 5; and
➢	Corporate governance information, including its corporate governance guidelines, board-committee charters and Code of Business Conduct. (See Part III Item 10 of this report for further information.)

ITEM 1A    RISK FACTORS

EXTERNAL RISKS

Volatile global commodity pricing fluctuations beyond Occidental’s control strongly affect its revenues, profitability, operating cash flow and future growth rate.

As discussed in the section entitled "Derivative Activities and Market Risk — Commodity Price Risk — Production Hedges," Occidental’s financial results typically correlate closely to the price it obtains for its products in the global markets in which they compete. Oil and gas price changes also impact production and reserves because production-sharing contracts (PSCs) typically include terms that adjust Occidental’s share of production when prices change, and price changes also affect the profitability of production and the economic recoverability of reserves. Historically, prices for Occidental’s products have been volatile. A significant portion of the oil Occidental produces is sour crude, and the prices for sour crude tend to be lower. In addition, the price differential between sweet and sour crude varies based on their respective supply and demand dynamics.

Drilling and exploration activity levels, inventory levels, production disruptions, the actions of OPEC (increasing prices or limiting Occidental's production), price speculation and geophysical and technical limitations affect the global and, in some cases, local short-term and long-term supply of oil and gas and interact to contribute to price volatility. Because of the long lead times associated with drilling and exploration projects, Occidental may commit significant amounts of capital to oil and gas projects and cannot be certain of the level of demand that will exist when it finishes a project. The health of the global economy, alternative sources of energy, such as coal, and efforts at improving or implementing efficient consumption can also affect the demand for oil and gas.

Demand for Occidental’s chemical products correlates most strongly with the health of the global economy. Occidental also depends on feedstocks and energy to produce chemicals, both of which are commodities subject to significant price fluctuations.

Occidental’s businesses operate in a highly competitive environment, which affects its profitability and its ability to grow production and replace oil and gas reserves.

Occidental’s future oil and gas production and its profitability depend, in part, on its ability to acquire or find additional reserves at costs below the price at which it can sell the oil and gas it produces from them, after operating costs. Occidental can acquire reserves by purchasing existing production assets or by acquiring exploration rights and successfully drilling wells that produce hydrocarbons in commercial quantities. Industry competition for reserves may influence Occidental to:

➢	shift toward higher risk exploration activity;

➢	pay more for reinvestment opportunities;
➢	purchase lesser quality properties; or
➢	delay expected production activities.

Rising exploration and development activity in the industry generally increases the demand and, therefore, the costs of oil and gas services.

Participants in the chemical industry compete primarily based on price and the industry consists of many domestic and foreign competitors. In addition, the industry has historically experienced over-expansion when prices rise.

In both industries, Occidental uses nonproprietary technology and business management techniques, which limits its ability to achieve significant comparative production efficiencies.

Occidental’s businesses may experience catastrophic occurrences.

Natural disasters, such as hurricanes, occur regularly and may occasionally affect Occidental’s businesses. In addition, well blowouts and oilfield fires, armed conflicts, civil unrest and industrial accidents may occur and may affect Occidental’s businesses. Occidental maintains insurance against a number of these risks; however, it partially self-insures and insurance may not always provide the coverage expected or desired due to contractual limitations, unavailability, cost of insurance and the insurers' financial health.

Varied governmental and political actions affect Occidental’s results of operations.

The transnational character of Occidental’s oil and gas business subjects it to the decisions of many governments and political interests. As a result, Occidental faces increased risks of:

➢	changes in laws and regulations, including those related to taxes, royalty rates, permitted production rates, import, export and use of products, and environmental protection;
➢	expropriation or reduction of entitlements to produce hydrocarbons; and
➢	refusal to extend exploration, production or development contracts.

For example, the Government of Ecuador has threatened to terminate Occidental’s Participation Contract for Block 15. See ”MD&A — Oil and Gas Segment — Business Review — Latin America — Ecuador.” When Occidental acquired Vintage Petroleum, Inc. (Vintage) at the end of January 2006, it gained operations in Argentina and Bolivia. Beginning in 2001, Argentina increased export taxes on oil and implemented stricter foreign exchange controls, mandatory export proceeds repatriation laws, export limitations and domestic sales price caps, some of which have since expired. In 2005, Bolivia approved a hydrocarbons bill that introduced a significant new production tax. Actions such as these may affect Occidental’s results of operations, financial position or the quantity of its oil and gas reserves.

Occidental operates some of its oil and gas business in countries that occasionally have experienced political instability, which increases Occidental’s risk of loss or delayed production associated with armed conflict, civil unrest, security problems, restrictions on production equipment imports and sanctions that prevent continued operations. Occidental may face the risk of increased costs if it is perceived not to be respecting or advancing the economic and social progress of the communities in which it operates. Since Occidental’s assets are long-lived, the magnitude of these risks can vary over the time it operates in a country.

Occidental faces risks associated with its mergers, acquisitions and divestitures.

Occidental periodically acquires and divests oil and gas reserves and chemical facilities. These activities carry risks that Occidental may:

➢	not fully realize the anticipated benefits due to delay, miscalculation or changed circumstances;
➢	bear greater-than-expected integration costs or difficulties;
➢	be unable to successfully manage regulatory, tax or legal issues it assumes or retains;
➢	experience lower stock values based on the market’s evaluation of the activity;
➢	assume or retain liabilities that are greater than anticipated; or
➢	be unable to resell acquired assets as planned or at prices planned.

Additionally, the assets Occidental acquires may not be as profitable as its current asset base.

Certain of Occidental’s major chemical products are coproduced in a fixed ratio, which limits its ability to exploit pricing opportunities.

Because chlorine and caustic soda must be produced together in a fixed ratio, an imbalance in demand between the products ultimately requires Occidental to reduce output or cut prices to restore demand balance. Either action limits Occidental’s profits on these commodities.

Technological developments may reduce the demand for oil and gas.

Rising oil and gas prices create incentives to find alternative energy sources and energy conservation measures that could replace or reduce oil and gas consumption over the long term.

INTERNAL RISKS

Occidental may incur significant costs in exploration or development efforts, which may prove unsuccessful or unprofitable.

Occidental may misinterpret geologic or engineering data, which may result in significant losses on unsuccessful exploration or development drilling efforts.

Occidental bears the risks of project delays and cost overruns due to unexpected geologic conditions, equipment failures, equipment delivery delays, accidents, adverse weather, government and joint venture partner approval delays, construction or start-up delays and other associated risks. Such risks may delay expected production and/or increase the costs of production.

Inadequate cost containment could reduce Occidental’s competitiveness.

Occidental works to minimize the costs associated with its businesses but the impact of its efforts may not be sufficient to offset any negative effects related to the main elements of cost, which consist of reserve acquisition costs for oil and gas and feedstock and energy costs for chemicals.

CROSS-REFERENCES TO OTHER RISK DISCUSSIONS

Additional risks related to competition, foreign operations, litigation, environmental matters, derivatives and market risks, and oil and gas reserve estimation fluctuations are discussed elsewhere in this report under the headings: BUSINESS AND PROPERTIES — “Oil & Gas Operations – Competition and Sales and Marketing,” “Chemical Operations – Competition;" MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS — “Oil & Gas Segment – Business Review – Proved Reserves Additions,” “Oil & Gas Segment – Industry Outlook,” “Chemical Segment – Business Environment,” “Chemical Segment – Industry Outlook,” “Lawsuits, Claims, Commitments, Contingencies and Related Matters,” “Environmental Liabilities and Expenditures,” “Foreign Investments,” “Critical Accounting Policies and Estimates,” and “Derivative Activities and Market Risk.”

ITEM 3    LEGAL PROCEEDINGS

For information regarding legal proceedings, see the information in Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference.

The OxyVinyls partnership is engaged in voluntary discussions with federal, state and local environmental agencies with jurisdiction over four of its manufacturing facilities in an effort to reach an agreement to reduce VCM emissions and to resolve disputed administrative claims and allegations of past or ongoing environmental violations at those facilities, some of which claims allege penalties in excess of $100,000. OxyVinyls initiated discussions with the agencies following the successful conclusion of a similar agreement relating to an affiliate's former PVC manufacturing facility in Pottstown, Pennsylvania. If any agreement to reduce emissions and resolve the claims and allegations were reached, Occidental believes it would require the payment of penalties, or the performance of supplemental environmental projects, exceeding a total cost of $100,000. Occidental does not expect the resolution of this matter to have a material effect on its financial condition or results of operations.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Occidental’s security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS

The current term of employment of each executive officer of the Registrant will expire at the May 5, 2006 organizational meeting of the Occidental Board of Directors or when a successor is selected. The following table sets forth the executive officers and significant employees of the Registrant:

Name	Age at February 28, 2006	Positions with Occidental and Subsidiaries and Five-Year Employment History
Dr. Ray R. Irani	71	Chairman and Chief Executive Officer since 1990; President since 2005; Director since 1984; Member of Executive Committee and Dividend Committee.
Stephen I. Chazen	59	Senior Executive Vice President since 2004; Chief Financial Officer since 1999; 1994-2004, Executive Vice President — Corporate Development.
Donald P. de Brier	65	Executive Vice President, General Counsel and Secretary since 1993.
Richard W. Hallock	61	Executive Vice President — Human Resources since 1994.
James M. Lienert	53

Executive Vice President — Finance and Planning since 2006; 2004-2006, Vice President; Occidental Chemical Corporation: 2004-2006, President; 2000-2002, Senior Vice President — Basic Chemicals; OxyVinyls: 2002-2004, Senior Vice President; Oxy Services, Inc.: 1998-2000, Vice President — Finance.

John W. Morgan	52

Executive Vice President since 2001; 1998-2001, Executive Vice President — Operations; Occidental Oil and Gas Corporation (OOGC): President — Western Hemisphere since 2005; 2004, President; 2001-2004, Executive Vice President — Worldwide Production.

R. Casey Olson	52

Executive Vice President since 2005; 2001-2005, Vice President; OOGC: President - Eastern Hemisphere since 2005; Occidental Development Company: 2004, President; Occidental Middle East Development Company: 2001-2003, President.

James R. Havert	64	Vice President and Treasurer since 1998; 1992-1998, Senior Assistant Treasurer.
Jim A. Leonard	56	Vice President and Controller since 2005; 2000-2005, Senior Assistant Controller; OOGC: 2000-2005, Senior Vice President — Finance.
B. Chuck Anderson	46

Occidental Chemical Corporation: President since 2006; 2004-2006, Executive Vice President — Chlorovinyls; 2002-2004, Senior Vice President — Basic Chemicals; 2000-2002, President — OxyVinyls; 1999-2000, Senior Vice President and General Manager — OxyVinyls.

Part II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

TRADING PRICE RANGE AND DIVIDENDS

This section incorporates by reference the quarterly financial data appearing under the caption "Quarterly Financial Data (Unaudited)" in Item 8 and the information appearing under the caption "Liquidity and Capital Resources" in the MD&A section of this report. Occidental’s common stock was held by approximately 44,305 stockholders of record at December 31, 2005, with an estimated 331,476 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded principally on the New York Stock Exchange. The quarterly financial data, which are included in this report after the "Notes to the Consolidated Financial Statements," set forth the range of trading prices for the common stock as reported on the composite tape of the New York Stock Exchange and quarterly dividend information.

In 2005, the quarterly declared dividend rate for the common stock was $0.31 per share for the first three quarters of 2005 and $0.36 for the fourth quarter of 2005 ($1.29 for the year). On February 16, 2006, a quarterly dividend of $0.36 per share ($1.44 per year) was declared on the common stock, payable on April 15, 2006 to stockholders of record on March 10, 2006. The declaration of future cash dividends is a business decision made by the Board of Directors from time to time, and will depend on Occidental’s financial condition and other factors deemed relevant by the Board.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

All of Occidental's equity compensation plans for its employees and non-employee directors, pursuant to which options, rights or warrants may be granted, have been approved by the stockholders. See Note 12 to the Consolidated Financial Statements for further information on the material terms of these plans.

The following is a summary of the shares reserved for issuance as of December 31, 2005, pursuant to outstanding options, rights or warrants granted under Occidental’s equity compensation plans:

(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
11,490,439	$38.87	19,798,405 *

* Includes, with respect to:
(a)	the 1995 Incentive Stock Plan, 1,593,844 shares reserved for issuance pursuant to deferred performance and restricted stock awards;
(b)

the 2001 Incentive Compensation Plan, 936,687 shares at maximum target level (919,041 at target level) reserved for issuance pursuant to outstanding performance stock awards, 775,906 shares reserved for issuance pursuant to restricted stock awards, 1,413,721 shares reserved for issuance pursuant to deferred restricted stock awards and 9,747 shares reserved for issuance as dividend equivalents; and

(c)

the 2005 Long-Term Incentive Plan, 1,200 shares at target and maximum level reserved for issuance pursuant to outstanding performance stock awards, 1,115,400 shares reserved for issuance pursuant to restricted stock awards.

Of the 13,951,900 shares that are not reserved for issuance, all are available under the 2005 Long-Term Incentive Plan and all may be issued or reserved for issuance for options, rights and warrants as well as performance stock awards, restricted stock awards, stock bonuses and dividend equivalents.

SHARE REPURCHASE ACTIVITIES

Occidental’s share repurchase activities for the three months ended December 31, 2005, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2005	—	—	—	—
November 1 - 30, 2005	—	—	—	—
December 1 - 31, 2005	96,781 (a)	$82.60	—	—
Total	96,781	$82.60	—	10,000,000 (b)
(a)	Amount represents shares purchased by Occidental from the trustee of its defined contribution savings plan.
(b)

In 2005, Occidental announced a common stock repurchase program. Occidental plans to purchase at least ten million shares, from time to time, at prevailing prices as permitted by securities laws and other requirements. At December 31, 2005, no shares had been repurchased under this program.

ITEM 6    SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data

Dollar amounts in millions, except per-share amounts

For the years ended December 31,	2005	2004	2003	2002	2001
RESULTS OF OPERATIONS (a)
Net sales	$15,208	$11,368	$9,240	$7,247	$8,012
Income from continuing operations	$5,272	$2,606	$1,601	$1,181	$1,182
Net income	$5,281	$2,568	$1,527	$989	$1,154
Basic earnings per common share from
continuing operations	$13.07	$6.59	$4.17	$3.14	$3.17
Basic earnings per common share	$13.09	$6.49	$3.98	$2.63	$3.10
Diluted earnings per common share	$12.91	$6.40	$3.93	$2.61	$3.09
Core earnings (b)	$3,964	$2,499	$1,641	$1,017	$1,249
FINANCIAL POSITION (a)
Total assets	$26,108	$21,391	$18,168	$16,548	$17,850
Long-term debt, net and trust preferred securities (c)	$2,873	$3,345	$4,446	$4,452	$4,528
Common stockholders’ equity	$15,032	$10,550	$7,929	$6,318	$5,634
MARKET CAPITALIZATION	$32,129	$23,153	$16,349	$10,750	$9,926
CASH FLOW
Cash provided by operating activities	$5,337	$3,878	$3,074	$2,100	$2,566
Capital expenditures	$(2,423)	$(1,843)	$(1,600)	$(1,234)	$(1,305)
Cash (used) provided by all other investing activities, net	$(738)	$(585)	$(531)	$(462)	$654
DIVIDENDS PER COMMON SHARE	$1.29	$1.10	$1.04	$1.00	$1.00
BASIC SHARES OUTSTANDING (thousands)	403,300	395,580	383,943	376,190	372,119
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

ITEM 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) (Incorporating Item 7A)

In this report, the term "Occidental" refers to Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental is divided into two segments: oil and gas and chemical.

STRATEGY

General

Occidental aims to generate competitive total returns to stockholders using the following strategy:

➢	Focus on large, long-lived oil and gas assets with long-term growth potential;
➢	Maintain financial discipline and a strong balance sheet; and
➢	Manage the chemical segment to provide cash in excess of normal capital expenditures.

Occidental prefers to own large, long-lived "legacy" oil and gas assets, like those in California and the Permian Basin, that tend to have moderate decline rates, enhanced secondary and tertiary recovery opportunities and economies of scale that lead to cost-effective production. Management expects such assets to contribute substantial earnings and cash flow after invested capital.

At Occidental, maintaining financial discipline means investing capital in projects that management expects will generate above-cost-of-capital returns throughout the business cycle. During periods of high commodity prices, Occidental expects to use most of its cash flow after capital expenditures and dividends to improve future earnings by making such investments.

The chemical business is not managed with a growth strategy. Capital is expended to operate the chemical business in a safe and environmentally sound way, to sustain production capacity and to focus on projects designed to lower manufacturing costs. Asset acquisitions may be pursued when they are expected to enhance the existing core chlor-alkali and PVC businesses. Historically, the chemical segment has generated cash flow exceeding its normal capital expenditure requirements. Occidental intends to invest this cash mainly in strategically attractive assets. As part of Occidental's strategy to grow its oil and gas business, any excess cash generated by the chemical segment may be used as part of the overall funding for oil and gas growth.

Oil and Gas

Segment Income

($ millions)

The oil and gas business seeks to add new oil and natural gas reserves at a pace ahead of production while keeping costs incurred for finding and development among the lowest in the industry. The oil and gas business implements this strategy within the limits of the overall corporate strategy primarily by:

➢

Continuing to add commercial reserves through a combination of focused exploration and development programs conducted in and around Occidental’s core areas, which are the United States, the Middle East/North Africa and Latin America;

➢

Pursuing commercial opportunities in core areas to enhance the development of mature fields with large volumes of remaining oil by applying appropriate technology and advanced reservoir-management practices; and

➢	Maintaining a disciplined approach in buying and selling assets at attractive prices.

Over the past several years, Occidental has strengthened its asset base within each of the core areas. Occidental has invested in, and disposed of, assets with the goal of raising the average performance and potential of its assets. See "Oil and Gas Segment — Business Review" for a discussion of these changes.

In addition, Occidental has made acquisitions and investments in the Dolphin Project in Qatar and the UAE, re-entered Libya and assumed operations in the Mukhaizna field in Oman for future growth opportunities, not for current production.

Occidental’s overall performance during the past several years reflects the successful implementation of its strategy to enhance the development of mature fields, beginning with the acquisition of the Elk Hills oil and gas field in California followed by a series of purchases in the Permian Basin in west Texas and New Mexico.

At the end of 2005, the Elk Hills and Permian Basin assets made up 70 percent of Occidental’s consolidated proven oil reserves and 45 percent of its consolidated proven gas reserves. On a barrels of oil equivalent (BOE) basis, they accounted for 64 percent of Occidental’s consolidated reserves. In 2005, the combined production from these assets averaged approximately 279,000 BOE per day, which represents approximately 49 percent of Occidental’s total worldwide production. These assets also contributed approximately 48 percent of oil and gas segment earnings.

Chemical

Segment Income

($ millions)

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

Key Performance Indicators

General

Occidental seeks to ensure that it meets its strategic goals by continuously measuring its success in maintaining below average debt levels and top quartile performance compared to its peers in:

➢	Total return to stockholders;
➢	Return on equity;
➢	Return on capital employed; and

➢

Other segment-specific measurements such as profit per unit produced, cost to produce each unit, cash flow per unit, cost to find and develop new reserves, reserve replacement percentage and other similar measures.

Debt Structure

Occidental's total debt and total debt-to-capitalization ratios are shown in the table below:

Date ($ amounts in millions)	Total Debt	(a)	Total Debt-to- Capitalization Ratio
12/31/01	$4,890		46%
12/31/02	$4,759		43%
12/31/03	$4,570		37%
12/31/04	$3,905		27%
12/31/05	$3,019		17%
(a)	Includes trust preferred securities (redeemed January 20, 2004), natural gas delivery commitment (terminated in 2002), subsidiary preferred stock and capital lease obligations.

As shown, Occidental’s year-end 2005 total debt-to-capitalization ratio declined to 17 percent from the 46-percent level that existed at the end of 2001. The decrease in the total debt-to-capitalization ratio in 2005 compared with 2001 resulted from total debt reductions of 38 percent combined with an increase in stockholders' equity of 167 percent over the same period.

Return on Equity

Annual 2005 (a)	Three-Year Average 2003 - 2005 (b)
41%	31%
(a)	The Return on Equity for 2005 was calculated by dividing Occidental's 2005 earnings applicable to common stock by the average equity balance in 2005.
(b)

The three-year average Return on Equity was calculated by dividing the average earnings applicable to common stock over the three-year period 2003-2005 by the average equity balance over the same period.

Occidental has focused on improving its return on equity. In 2005, Occidental's return on equity was 41 percent and the three-year average return on equity was 31 percent. During the same three-year period, Occidental increased its stockholders’ equity by 138 percent and its quarterly dividend by 38 percent and its stock price increased by 181 percent.

OIL AND GAS SEGMENT

Business Environment

Oil and gas prices are the major variables that drive the industry’s financial performance. Oil prices strengthened in 2005 over 2004 levels. During the year, Occidental experienced an increase in its price differential between the average West Texas Intermediate (WTI) price and Occidental's realized prices. However, Occidental’s realized price as a percentage of WTI was 85 percent for both years. Prices and differentials can vary significantly, even on a short-term basis, making forecasting realized prices difficult. The average WTI market price for 2005 was $56.56 per barrel compared with $41.40 per barrel in 2004. Occidental's average realized price for oil in 2005 was $48.20, compared with $35.09 in 2004.

Average NYMEX domestic natural gas prices increased approximately 37 percent from 2004. For 2005, NYMEX gas prices averaged $8.11/Mcf compared with $5.92/Mcf for 2004.

Business Review

All production and reserve figures are net to Occidental unless otherwise specified.

Worldwide Production

(thousands BOE/day)

Elk Hills

Occidental operates the Elk Hills oil and gas field in the southern portion of California’s San Joaquin Valley with an approximate 78-percent interest. The field was acquired in 1998 for $3.5 billion and is the largest producer of gas in California. Oil and gas production in 2005 was approximately 90,000 BOE per day. During 2005, Occidental performed infill drilling, field extensions and recompletions identified by advanced reservoir characterization techniques. A record 291 new wells were drilled and 548 wells were worked over. In addition, a successful CO2 pilot was completed during the year. As a result of these activities, Occidental was able to maintain production at 2004 levels. Since its acquisition, total Elk Hills oil and gas production has been approximately 268 million BOE. At the end of 2005, the property had an estimated 505 million BOE of proved reserves, compared to the 425 million BOE that were recorded at the time of the acquisition.

Permian Basin

The Permian Basin extends throughout southwest Texas and southeast New Mexico and is one of the largest and most active oil basins in the United States, with the entire basin accounting for approximately 18 percent of total United States oil production. Occidental is the largest producer in the Permian Basin with an approximately 16 percent net share of the total Permian Basin oil production. Occidental also produces and processes natural gas and natural gas liquids (NGL) in the Permian Basin.

Most of Occidental's Permian Basin interests were obtained through the acquisition of Altura in 2000 for approximately $3.6 billion.

In 2005, Occidental made several additional acquisitions of oil and gas producing property interests for approximately $1.7 billion. This was partially offset by cash proceeds totaling $171 million from dispositions of a portion of the acquired properties.

Occidental's total share of Permian Basin oil, gas and NGL production averaged 189,000 BOE per day in 2005 compared to 175,000 BOE per day in 2004. At the end of 2005, Occidental's Permian Basin properties had 1.2 billion BOE in proved reserves. Occidental's Permian Basin production is diversified across a large number of producing areas. The largest producing areas in 2005 included Wasson San Andres, Slaughter, Levelland, North Cowden and Wasson Clearfork, which contributed 20 percent, 10 percent, 5 percent, 5 percent and 4 percent, respectively, to Occidental’s 2005 Permian BOE production.

Occidental’s interests in the Permian Basin offer additional development and exploitation potential. During 2005, Occidental drilled approximately 250 wells on its operated properties and participated in wells drilled on outside operated interests. Occidental conducted significant development activity on five CO2 projects during 2005, including implementation of new floods and expansion of existing CO2 floods. Occidental also focused on improving performance of existing wells. Occidental had an average of 105 well service units working in the Permian area during 2005 performing well maintenance and workovers.

Approximately 60 percent of Occidental’s Permian Basin oil production is from fields that actively employ the application of carbon dioxide (CO2) flood technology, an enhanced oil recovery technique. This involves injecting CO2 into oil reservoirs where it acts as a solvent, causing the oil to flow more freely into producing wells. The size of these CO2 flood operations makes Occidental a world leader in the application of this technology.

THUMS

Occidental purchased THUMS, the field contractor for an oil production unit offshore Long Beach, California, in 2000. Occidental's share of production from THUMS is subject to contractual arrangements similar to a PSC, whereby Occidental's share of production varies inversely with oil prices. For 2005, production from THUMS averaged 18,000 barrels per day.

Gulf of Mexico

Occidental has a one-third interest in the deep-water Horn Mountain oil field, which is Occidental's only asset in the Gulf of Mexico. BP p.l.c. (BP) is the operator. For 2005, Occidental's production at Horn Mountain averaged 14,000 BOE per day. In the second half of 2005, the Horn Mountain field was shut down for about 47 days due to the impact of the hurricanes in the Gulf of Mexico.

Hugoton and Other

Occidental owns other oil and gas interests including a large concentration of gas reserves, production interests and royalty interests in the Hugoton area of Kansas and Oklahoma. The Hugoton field is the largest natural gas field discovered in North America. Occidental’s Hugoton and other operations produced 133 MMcf of natural gas per day and 3,000 barrels of oil per day in 2005.

Occidental has over 28,000 net acres in the Piceance Basin in western Colorado. During 2004 and 2005, Occidental drilled 30 development wells, installed a 50 MMcf per day gas processing facility and the infrastructure required for future field development. Occidental has acquired seismic data covering 34 square miles of the Cascade Creek field.

Acquisition of Vintage Petroleum

In January 2006, Occidental completed the merger of Vintage Petroleum, Inc. (Vintage) into a wholly-owned Occidental subsidiary. Occidental acquired producing assets in Argentina, the United States, Yemen and Bolivia. The Argentine assets consist of 22 concessions, 19 of which Occidental will operate, located in the San Jorge Basin in Southern Argentina and the Cuyo Basin in western Argentina. Occidental paid $1.4 billion to former Vintage shareholders for the cash portion of the merger consideration and issued 28 million shares for the stock portion, which was valued at $2.1 billion. The value of Occidental’s shares was determined by the average share price for the five-day period beginning two days before the acquisition announcement. In addition, Occidental assumed Vintage’s debt, which had an estimated fair market value of $585 million at closing. Occidental intends to divest a portion of these assets.

Middle East / North Africa

Dolphin Project

Occidental's investment in the Dolphin Project, which was acquired in 2002, consists of two separate economic interests held through two separate legal entities. One entity, OXY Dolphin E&P, LLC, owns a 24.5-percent undivided interest in the assets and liabilities associated with a Development and Production Sharing Agreement (DPSA) with the Government of Qatar to develop and produce natural gas and condensate in Qatar’s North Field for 25 years from the start of production, with a provision to request a 5-year extension. The purchase price of the undivided working interest in the DPSA was approximately $60 million and was recorded in Property, Plant & Equipment. This undivided interest is proportionately consolidated in Occidental's financial statements.

A second entity, OXY Dolphin Pipeline, LLC, owns 24.5 percent of the stock of Dolphin Energy Limited (Dolphin Energy). The purchase price of Dolphin Energy stock totaled approximately $250 million and was recorded as an equity investment.

Dolphin Energy is the operator under the DPSA on behalf of the three DPSA contractors, including Occidental. Dolphin Energy also has the rights to build, own and operate a 260-mile-long, 48-inch natural gas pipeline, which will transport dry natural gas from Qatar to the UAE.

The Dolphin Project is expected to cost approximately $4.0 billion in total. Occidental expects to invest approximately $1 billion of this total. The project will be financed by a combination of participant investment and project financing. During 2006, Occidental expects to spend a combined total of approximately $430 million for the gas exploration and development activity and the investment in Dolphin Energy, compared to $380 million in 2005.

In 2003, the Government of Qatar approved the final field development plan for the Dolphin Project. Construction of a gas processing and compression plant at Ras Laffan in Qatar, as well as two offshore gas production platforms, commenced in 2004 and is continuing. The projected start-up date for production is late 2006.

Based on existing supply contracts, the Dolphin Project is expected to export approximately 2 billion cubic feet (Bcf) of natural gas per day (plus associated liquids and byproducts). However, the pipeline is expected to have capacity to transport up to 3.2 Bcf of natural gas per day. Demand for natural gas in the UAE and Oman continues to grow and Dolphin Energy’s customers have requested additional gas supplies. To help fulfill this growing demand, Dolphin Energy will pursue an agreement to secure an additional supply of gas from Qatar.

To date, Occidental has recorded 250 million BOE of proved undeveloped oil and gas reserves for the Dolphin Project DPSA activity. No revenue or production costs were recorded in 2005 for the Dolphin Project gas exploration and development activity.

Qatar

In addition to the Dolphin Project, Occidental participates in two production projects in Qatar: Idd El Shargi North Dome (ISND) and Idd El Shargi South Dome (ISSD). Occidental is nearing completion of Phase II of full field development of ISND and is in the process of developing the ISSD field.

Occidental expects to continue increasing production and recoverable reserves under its existing agreement in the ISND field. Phase II is targeting the development and recovery of additional reserves by applying advanced drilling systems and improved reservoir characterization techniques. Capital expenditures in Qatar for the ISSD and ISND projects were $343 million in 2005 and are expected to be $268 million in 2006.

Occidental’s net share of combined production from the two fields averaged 42,000 barrels per day in 2005.

Yemen

In Yemen, Occidental owns a 38 percent direct-working interest in the Masila field in Block 14 and a 40.4-percent interest in the East Shabwa field, comprising a 28.6-percent direct-working interest and an 11.8-percent equity interest in an unconsolidated entity. Occidental’s production averaged 28,000 barrels of oil per day in 2005, with 24,000 coming from the Masila field and the remainder from East Shabwa. In addition, Occidental is the operator of Block 20, where it owns an 80-percent working interest.

In July 2005, Occidental was the successful bidder for Block 75 in Yemen’s exploration bid round and has been invited to finalize a PSC for the block.

Oman

Occidental's Oman business includes Block 9 and Block 27, where it holds a 65-percent working interest in each, and Block 53, where it holds a 45-percent working interest. Occidental is the operator of all three blocks where production averaged 24,000 BOE per day in 2005, with 23,000 BOE coming from Block 9 and the remainder from Block 53. The Block 9 agreement provides for two ten-year extensions and Occidental has agreed with the Government of Oman to the first ten-year extension through December 7, 2015.

In March 2004, Occidental began selling gas to the Government of Oman under a gas sales agreement, thereby allowing Occidental to produce previously stranded gas and condensates from Block 9. Under the agreement, Occidental (and its Block 9 partner) must supply approximately 114 MMcf per day of natural gas until December 31, 2007. Thereafter, Occidental will nominate quantities that it has available for delivery. In 2005, Occidental (and its partner) supplied an average of approximately 116 MMcf per day of natural gas to the Government under the gas sales agreement. The minimum gross quantities to be delivered under the gas sales agreement through December 31, 2007 represent approximately 93 percent of the expected average gross production of gas from Block 9 during that period. As of December 31, 2005, the gross proved gas reserves from Block 9 are approximately 373 percent of the total minimum of gas that remains to be delivered under the gas sales agreement.

In October 2005, Occidental received approval for development of the Khamilah field in Block 27. The exploitation term of the agreement is 30 years beginning in September 2005. Occidental plans to develop the reserves and commence production in Block 27 through capital-efficient investment and exploration.

Occidental (and its Block 53 partners) signed a new PSC for the Mukhaizna field with the Government of the Sultanate of Oman in July 2005. On September 1, 2005, Occidental assumed operations of the Mukhaizna field, where it holds a 45-percent working interest. The Mukhaizna field, located in Oman’s south central interior, was discovered in 1975 and was brought into production in 2000. Primary production peaked in the same year at 15,000 barrels of oil per day and by September 2005, had declined to 8,500 barrels of oil per day. Occidental plans to use horizontal well steamflood technology to steadily increase production.

Libya

Occidental suspended all activities in Libya in 1986 as a result of economic sanctions imposed by the United States government. During the imposition of sanctions, Occidental derived no economic benefit from its Libyan interests. In 2004, the United States government lifted all of the principal economic sanctions against Libya. However, Libya continues to be designated as a country supporting international terrorism under section 6(j) of the United States Export Administration Act and, as such, continues to be subject to certain limited sanctions.

On August 11, 2005, the Libyan authorities approved the terms of Occidental’s participation in the assets that it left in 1986, effective as of July 1, 2005. The agreement allows Occidental to return to its Libyan operations on generally the same terms in effect when activities were suspended. Those assets consist of three producing contracts in the Sirte Basin and four exploration blocks. Occidental paid approximately $133 million in re-entry bonuses, capital adjustment and work-in-progress payments and is required to pay $10 million per year while it continues to operate in Libya, as reimbursements for past development costs associated with the historical assets. In addition, Occidental committed to spend $90 million over the next five years in the four exploration blocks. Currently, Occidental’s rights in the producing fields extend through 2009 and early 2010. Occidental had its first lifting from its Libyan operations in late September and production during the fourth quarter of 2005 averaged 24,000 BOE per day.

Separately, in early 2005, Occidental participated in the EPSA IV exploration bid round in Libya. Occidental successfully bid on nine of the 15 areas available. Occidental is the operator for five onshore areas and has a 90-percent exploration working interest. In addition, Occidental holds a 35-percent exploration working interest in four offshore areas. Woodside Petroleum Ltd. is the operator for the offshore areas. Occidental paid approximately $90 million in exploration lease bonuses for these nine new areas and committed to spend an additional $125 million over the next five years.

Other Eastern Hemisphere

Pakistan

Occidental holds oil and gas working interests, that vary from 25 to 50 percent, in four Badin Blocks in Pakistan. BP is the operator. Occidental’s share of production was approximately 18,000 BOE per day in 2005.

Russia

In Russia, Occidental owns 50 percent of a joint venture company, Vanyoganneft, that operates in the western Siberian oil basin. Production for 2005 was approximately 28,000 BOE per day.

Latin America

Colombia

Occidental is the operator of the Caño Limón field with a 35-percent share of production, declining to 33.6 percent by mid-2006 and 31.5 percent by 2009. In mid-2006, if WTI exceeds $30 per barrel, Occidental’s share of production will decline an additional amount based on a sliding scale. Occidental's share of 2005 production averaged 32,000 barrels of oil per day. Colombia's national oil company, Ecopetrol, operates the Caño Limón-Coveñas oil pipeline and marine-export terminal. The pipeline transports oil produced from the Caño Limón field for export to international markets.

In September 2005, Occidental signed a new agreement with Ecopetrol for an enhanced oil recovery project in the La Cira-Infantas field, located in central Colombia. If conditions warrant, upon completion of the two pilot phases, Occidental will earn a 48 percent net share of production upon further development.

In November 2005, Ecopetrol approved development of the Caricare field, an exploration discovery under the Rondon Association Contract, adjacent to Caño Limón. Production from this field, where Occidental holds a 35-percent working interest, is expected to commence in May 2006.

Occidental holds various working interests in two additional exploration blocks.

Ecuador

Occidental operates Block 15 in Ecuador in which it holds a 60-percent economic interest. Although Occidental holds legal title to 100 percent of the Block 15 Participation Contract, it farmed out 40 percent of its economic interest related to Block 15 in 2000. Occidental's share of production averaged approximately 42,000 barrels of oil per day in 2005. In addition, Occidental has a 14-percent interest in the Oleoducto de Crudos Pesados Ltd. (OCP) oil export pipeline.

Development of existing fields, primarily Eden-Yuturi and the Indillana Complex, continued through 2005. Drilling and the installation of new wells nearly offset the natural decline of existing wells.

Foreign oil companies, including Occidental, have been paying a Value Added Tax (VAT), generally calculated on the basis of 10 to 12 percent of expenditures for goods and services used in the production of oil for export. Until 2001, oil companies, like other companies producing products for export, filed for and received reimbursement of VAT. In 2001, the Ecuador tax authority announced that the oil companies’ VAT payments did not qualify for reimbursement. In 2002, Occidental initiated an international arbitration proceeding against the Ecuadorian Government under the United States-Ecuador bilateral investment treaty based on Occidental’s belief that the Ecuadorian Government is arbitrarily and discriminatorily refusing to refund the VAT to Occidental. In July 2004, a tribunal of international arbitrators awarded Occidental compensation for VAT refunds from Occidental's Block 15 operations that were withheld by the Ecuadorian Government and indicated that similar VAT refunds should be paid going forward. The Ecuadorian Government has appealed the tribunal's decision and the appeals proceedings continue at present. In the event of an unfavorable outcome, the potential effect on Occidental's financial statements would not be material.

In September 2004, Occidental received formal notification that Petroecuador, the state oil company of Ecuador, was initiating proceedings to determine if Occidental had violated either its Participation Contract for Block 15 or the Ecuadorian Hydrocarbons Law and whether the alleged violations constitute grounds for terminating the Participation Contract. Block 15 operations represent approximately 7 percent of Occidental's 2005 consolidated production, 4 percent of its proved consolidated reserves, and 2 percent of its total property, plant and equipment (PP&E), net of accumulated depreciation, depletion and amortization (DD&A). In August 2005, Petroecuador issued a report recommending that the Minister of Energy declare the termination of Occidental’s Participation Contract for Block 15. The principal allegation stated in the notice and the Petroecuador report is an assertion that Occidental should have obtained government approval for the farmout agreement entered into in 2000. In November 2005, the Minister of Energy, following the procedure set forth in the Ecuadorian Hydrocarbons Law, requested that Occidental respond to the allegations against it. In February 2006, Occidental submitted its response to the Minister of Energy, in which Occidental confirmed its belief that it has complied with all material obligations under the Participation Contract and Ecuadorian law, and that any termination of the contract based upon the stated allegations would be unfounded and would constitute an unlawful expropriation. Occidental has been cooperating with the Ecuadorian authorities in these proceedings, and will continue to strive for an amicable resolution. Occidental currently is unable to determine the outcome of these proceedings, but if there were to be a negotiated settlement, it is probable that the terms would effectively reduce the future profitability of Block 15 operations. See also "Off-Balance-Sheet Arrangements — Ecuador" for further information about the OCP pipeline.

Production-Sharing Contracts

Occidental conducts its operations in Qatar, Oman and Yemen under PSCs and, under such contracts, receives a share of production to recover its costs and an additional share for profit. In addition, Occidental's share of production from THUMS is subject to contractual arrangements similar to a PSC. Occidental’s share of production from these contracts decreases when oil prices rise and increases when oil prices decline. Overall, Occidental’s net economic benefit from these contracts is greater at higher oil prices.

Proved Reserves - Evaluation and Review Process

A senior corporate officer of Occidental is responsible for the internal audit and review of its oil and gas reserves data. In addition, a Corporate Reserves Review Committee (Reserves Committee) has been established, consisting of senior corporate officers, to monitor and review Occidental's oil and gas reserves. The Reserves Committee reports to the Audit Committee of Occidental's Board of Directors periodically throughout the year. Occidental retained Ryder Scott Company, L.P. (Ryder Scott), independent petroleum engineering consultants, to review its oil and gas reserve estimation processes in 2004 and 2005.

Ryder Scott compared Occidental’s methods and procedures for estimating oil and gas reserves to generally accepted industry standards and reviewed certain data, methods and procedures used in estimating reserve volumes, the economic evaluations and reserve classifications. Ryder Scott reviewed the specific application of such methods and procedures for a selection of oil and gas fields considered to be a valid representation of Occidental’s total reserves portfolio.

Based on this review, including the data, technical processes and interpretations presented by Occidental, Ryder Scott concluded that the methodologies used by Occidental in preparing the relevant estimates generally comply with current Securities and Exchange Commission (SEC) standards. Ryder Scott was not engaged to render an opinion as to the reserves volumes presented by Occidental.

Proved Reserve Additions

Occidental consolidated subsidiaries had proved reserves at year-end 2005 of 2,662 million BOE, as compared with the year-end 2004 amount of 2,489 million BOE. Additionally, Occidental’s investments in other interests had proved reserves of 45 million and 43 million BOE at year-end 2005 and 2004, respectively. The increase in the consolidated subsidiaries’ reserves from all sources was 380 million BOE, of which 232 million BOE were from proved developed reserves and 148 million BOE were from proved undeveloped reserves.

Proved developed reserves represent approximately 74 percent of Occidental’s total proved reserves.

Proved Reserve Additions - Consolidated Subsidiaries - 2005

In Millions of BOE	Proved Developed	Proved Undeveloped	Proved Total
Revisions due to change in price	1	(27)	(26)
Other revisions	62	(57)	5
Improved Recovery	49	90	139
Extensions and Discoveries	21	102	123
Purchases	99	40	139
Total Additions	232	148	380

Proved reserves are 78 percent crude oil and condensate and 22 percent natural gas.

Revisions of Previous Estimates

In 2005, Occidental had net negative revisions of its proved reserves of 26 million BOE due to changes in price. The decrease was mainly due to negative revisions of 52 million BOE from the Dolphin Project, Qatar, Oman and Yemen where reserve amounts decrease when prices rise. These revisions were partially offset by positive revisions at domestic operations in Elk Hills and the Permian Basin. If oil prices increased by $5 per barrel, less oil volume is required to recover costs, and PSCs would reduce Occidental's share of proved reserves by approximately 7 million BOE. Conversely, if oil prices dropped by $5 per barrel, Occidental's share of proved reserves would increase by a similar amount. Oil price changes would also tend to affect the economic lives of proved reserves from other contracts, in a manner partially offsetting the PSC reserve volume changes. Apart from the effects of product prices, Occidental's approach to interpreting technical data regarding oil and gas reserves makes it more likely future reserve revisions will be positive rather than negative.

Improved Recovery

In 2005, Occidental added reserves of 139 million BOE through improved recovery, mainly in the Permian Basin, Elk Hills, and THUMS in the United States and also in Qatar. In an effort to partially mitigate the decline in oil and gas production from the Elk Hills field,

Occidental has successfully implemented an infill drilling program. The Elk Hills operations employ both gas flood and water flood techniques. In the Permian Basin, the increased reserves were primarily attributable to enhanced recovery techniques, such as drilling additional CO2 flood and water flood wells.

Extensions and Discoveries

Occidental obtains reserve additions from extensions which are dependent on successful exploitation programs. In 2005, Occidental added reserves of 123 million BOE, with 23 million BOE in the United States and 91 million BOE in the Middle East. In western Colorado, Occidental added approximately 9 million BOE from the extension of gas reserves to proved locations, most of which will require additional development capital.

The success of improved recovery, extension and discovery projects depends on reservoir characteristics and technology improvements, as well as oil and gas prices, capital costs and operating costs. Many of these factors are outside of management's control, and will affect whether or not these historical sources of reserve additions continue at similar levels.

Purchases of Proved Reserves

In 2005, Occidental purchased reserves of 139 million BOE, of which 135 million BOE are in the United States. The reserve additions in the United States were from various acquisitions, primarily in the Permian Basin, of which 71 percent were proved developed reserves. Occidental continues to add reserves through acquisitions when properties are available at reasonable prices. Acquisitions are dependent on successful bidding and negotiating of oil and gas contracts at attractive terms. As market conditions change, the available supply of properties may increase or decrease accordingly.

Proved Undeveloped Reserves

In 2005, Occidental's proved undeveloped reserves increased by 148 million BOE. This net increase resulted from improved recovery, extensions, discoveries and purchases, primarily in the Elk Hills field, in the Permian Basin, in western Colorado and in the Dolphin Project. The Dolphin Project accounted for 63 percent of the 2005 increase, and the projected start-up for Dolphin production is late 2006. These proved undeveloped additions were partially offset by reserve transfers to the proved developed category as a result of 2005 development programs.

For details of proved reserve activity by geographic areas, see the "Supplemental Oil and Gas Information (Unaudited)" section in Item 8.

Industry Outlook

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand and the availability of supply.

Worldwide oil prices in 2005 remained at or near historical highs. Continued economic growth, resulting in increased demand and concerns about supply availability, could result in continued high prices. A lower demand growth rate could result in lower crude oil prices.

Historically, sustained high or low oil prices have significantly affected profitability and returns for Occidental and other upstream producers. Oil prices cannot be predicted with any certainty. The WTI price has averaged approximately $28.78 per barrel over the past ten years. However, the industry has historically experienced wide fluctuations in prices. During 2005, Occidental experienced an increase in its price differential of the average WTI price over Occidental's realized prices. See the "Oil and Gas Segment — Business Environment" section above for further information.

While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence. Over the last ten years, the NYMEX gas price has averaged $4.04 per Mcf.

CHEMICAL SEGMENT

Business Environment

The chemical segment experienced improved results in 2005 due to sustained demand coupled with improved margins despite sharply higher feedstock costs. The widespread impact of Hurricanes Katrina and Rita in the third quarter caused several disruptions among chlor-alkali producers and their customers. This resulted in a moderate softening of product demand.

Business Review

Chlor-alkali

Demand for chlor-alkali products began the year quite strong, which enabled OxyChem to realize robust margins despite escalating energy and raw material costs. While chlorine and caustic prices continued to rise throughout the year, the combination of softening demand, partly due to Hurricanes Katrina and Rita, and the rapid rise in energy and feedstock costs caused operating rates and profitability to fall in the latter part of the year. Key sectors, such as vinyls and pulp and paper, were operating at full capacity in the first half, resulting in a tight supply/demand balance for chlorine and caustic soda. Although demand remained relatively strong in the second half of the year, margins came under pressure as product became more available and industrial customers reduced purchases to control inventories and bolster cash flow.

Domestic chlorine demand fell 7 percent compared to 2004, as several sectors experienced slowdowns late in the year, which resulted in de-stocking of inventory amid the expectation of lower prices. Despite starting the year operating at near capacity, 2005 chlor-alkali industry operating rates fell to 90 percent for the year, down from 99 percent in 2004. OxyChem’s chlor-alkali operating rate for 2005 was 92 percent, slightly above the industry operating rate of 90 percent.

In September 2005, OxyChem decided to permanently close its Deer Park, Texas and Delaware City, Delaware chlor-alkali production facilities, and its

EDC facility in Ingleside, Texas. These sites were closed because they were not expected to regain an economically viable operating position in the future.

Vinyls

Increasing ethylene and natural gas prices led to a continuation of industry PVC price increases in 2005. Industry PVC prices increased 24 percent compared to 2004. These increases led to record high price levels in the fourth quarter of 2005.

Industry-wide total 2005 demand was 3 percent lower compared with 2004.

OxyChem operated its PVC facilities at an average operating rate of 88 percent for 2005, compared to the North American industry average of 89 percent.

In December 2005, OxyChem announced that it would permanently close its Alberta, Canada PVC manufacturing facility in the first quarter of 2006.

Acquisition of Vulcan Assets

In June 2005, Occidental completed the purchase of three chlor-alkali chemical manufacturing facilities from Vulcan for $214 million in cash, plus contingent payments based upon the future performance of these facilities and the assumption of certain liabilities. In order to facilitate receipt of regulatory approval for this acquisition, Occidental divested one of the facilities.

Exit of Vinyl Specialty Resins Business

At the end of 2004, Occidental decided to exit the vinyl specialty resins business for strategic and economic reasons. This resulted in the immediate closure of the Pottstown, Pennsylvania manufacturing facility. Occidental recorded an after-tax charge of $32 million in 2004 and classified this business as a discontinued operation.

Industry Outlook

Occidental's chemical business experienced improved profitability in 2005, 47 percent higher than 2004’s earnings. The major factors that contributed to this improved performance were the continued strong United States economy, higher margins and the acquisition of certain Vulcan chemical operating assets.

Continued strong performance will depend on global economic activity, the competitiveness of the United States in the world economy and the direction of the unprecedented high levels of feedstock and energy prices and their impact on margins. Reduced demand due to softening in the United States economy and continuation of the historically high levels of feedstock and energy prices could affect operating margins and reduce future profitability.

Construction of LNG terminals on the United States Gulf Coast could stabilize natural gas prices at a lower-than-current level and thereby help improve the competitive position of efficient Gulf Coast chemical facilities. However, this construction may not occur in the immediate future.

Chlor-alkali

Industry operating rates ended 2005 at 90 percent of capacity, which is a considerable decline from 2004’s performance of 99 percent. Demand growth is expected to be moderate despite the potential positive effect of Gulf Coast rebuilding efforts. However, due to the currently high level of energy and other key raw material costs, margins are expected to remain under pressure. Moreover, a significant portion of 2005 results were due to sharply higher caustic soda prices versus 2004. This price increase has led to additional United States imports and intense competition among producers for market share.

Vinyls

Industry-wide PVC operating rates are expected to be slightly lower in 2006 as a result of the restart of some idled capacity coupled with lower housing starts and reduced exports. VCM rates are expected to improve as Dow Chemical Company completes the announced shutdown of two production facilities.

The growing cost disparity in the vinyls chain between the United States Gulf Coast and southeast Asia, as well as the growth of acetylene-based PVC capacity in China, have resulted in a dramatic shift in trade flows and imports of PVC into the United States and Latin America.

CORPORATE AND OTHER

Corporate and Other includes the investments in Lyondell Chemical Company (Lyondell) and Premcor, Inc., (Premcor), and a leased cogeneration facility in Taft, Louisiana. The Premcor investment was sold in 2005. Beginning in 2004, Corporate and Other also included the results of a 1,300-mile oil pipeline and gathering system located in the Permian Basin, which was acquired in January 2004, and is used in corporate-directed oil and gas marketing and trading operations.

Lyondell

In November 2004, Lyondell acquired Millennium Chemicals Inc. (Millennium) by issuing additional shares of Lyondell common stock. Under SEC Staff Accounting Bulletin No. 51, Occidental was required to record its share of the increase in Lyondell's net equity resulting from this issuance. The effect of this was an increase in the carrying value of Occidental's investment in Lyondell and a pre-tax gain of $121 million. As a result of the stock issuance, Occidental's ownership percentage of Lyondell decreased from approximately 22 percent to 17 percent.

In 2005, Occidental sold 11 million shares of Lyondell common stock for gross proceeds of approximately $300 million. This sale resulted in a 2005 pre-tax gain of $140 million. At December 31, 2005, Occidental still owned 30.3 million shares of Lyondell common stock (12 percent ownership), with a carrying value of $468 million and a fair market value of $722 million, and warrants to purchase an additional five million shares of Lyondell common stock. Occidental has no current plans to divest the remaining Lyondell shares. However, Occidental regularly reviews and analyzes its investments and other operations in order to determine how its stockholders’ interests are best served. Occidental continues to account for this investment on the equity method since it has the ability to exercise significant influence over Lyondell.

Premcor

In 2005, Valero Energy Corp. (Valero) and Premcor executed a merger agreement for Valero to acquire Premcor. Occidental tendered its 9 million shares of Premcor common stock for cash and shares of Valero common stock pursuant to the Premcor-Valero agreement. Valero’s acquisition of Premcor resulted in a $704 million pre-tax gain and the subsequent sale of all of the Valero shares received resulted in an additional $22 million pre-tax gain.

SEGMENT RESULTS OF OPERATIONS

The following discussion of Occidental’s two operating segments and corporate items should be read in conjunction with Note 15 to the Consolidated Financial Statements.

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

The following table sets forth the sales and earnings of each operating segment and corporate items:

In millions, except per share amounts For the years ended December 31,	2005	2004	2003
SALES
Oil and Gas	$10,416	$7,582	$6,003
Chemical	4,641	3,675	3,092
Other (a)	151	111	145
	$15,208	$11,368	$9,240
EARNINGS(LOSS)
Oil and Gas (b)	$6,293	$4,290	$3,213
Chemical (c)	607	414	223
	6,900	4,704	3,436
Unallocated corporate items
Interest expense, net (d)
Debt and trust preferred
distributions	(201)	(240)	(333)
Income taxes (e)	(2,020)	(1,708)	(1,231)
Other (f)	593	(150)	(271)
Income from continuing
operations	5,272	2,606	1,601
Discontinued operations, net	6	(38)	(6)
Cumulative effect of changes in
accounting principles, net	3	—	(68)
Net Income	$5,281	$2,568	$1,527
Basic Earnings per
Common Share	$13.09	$6.49	$3.98
(a)

The 2005 and 2004 amounts represent revenue from a Taft, Louisiana cogeneration plant and the Permian Basin pipeline and gathering system. The 2003 amount represents revenue from a Taft, Louisiana cogeneration plant.

(b)	The 2005 and 2004 amounts include interest income of $11 million and $18 million, respectively, from loans made to an equity investee.
(c)

The 2005 amount includes a $139 million charge for the write-off of two previously idled chemical plants and one currently operated plant and an additional charge of $20 million for the write-down of another chemical plant.

(d)

The 2005 amount includes $42 million of interest charges to redeem an unsecured subsidiary note and all of the outstanding 5.875-percent senior notes, 4.1-percent medium-term notes and 7.65-percent senior notes and to purchase in the open market and retire various amounts of Occidental senior notes and unsecured subsidiary notes. The 2004 amount includes $17 million of interest charges to redeem or repurchase various debt issues during the year. The 2003 amount includes a $61 million interest charge to repay a $450 million senior note that had 10 years of remaining life, but was subject to remarketing on April 1, 2003.

(e)

The 2005 amount includes a $335 million tax benefit due to the reversal of tax reserves no longer required as United States corporate returns for tax years 1998-2000 became closed by lapsing of the statute of limitations, a $619 million tax benefit resulting from a closing agreement with the IRS resolving certain foreign tax credit issues and a $10 million charge related to a state income tax issue. The 2004 amount includes $47 million of credits related to tax settlements with the IRS. The 2005 and 2004 amounts also reflect a lower United States income tax rate resulting from the crediting of foreign income taxes.

(f)

The 2005 amount includes a $726 million pre-tax gain from Valero’s acquisition of Premcor and the subsequent sale of the Valero common shares received, a $140 million pre-tax gain from the sale of 11 million shares of Lyondell common stock, which represented approximately 27 percent of Occidental’s investment, $95 million of corporate equity-method investment income and $62 million environmental remediation expense. The 2004 amount includes $169 million of corporate equity-method investment income, $59 million of environmental remediation expense and the costs attributable to the cogeneration plant in Taft, Louisiana. The 2003 amount includes $58 million of corporate equity-method investment losses and $63 million of environmental remediation expense.

Oil and Gas In millions, except as indicated	2005	2004	2003
Segment Sales	$10,416	$7,582	$6,003
Segment Earnings	$6,293	$4,290	$3,213
Core Earnings (a)	$6,337	$4,290	$3,213
Net Production per Day
United States
Crude oil and liquids (MBBL)
California	76	78	81
Permian	161	154	150
Horn Mountain	13	19	21
Hugoton and other	3	3	4
Total	253	254	256
Natural Gas (MMCF)
California	242	237	252
Hugoton and other	133	127	138
Permian	170	130	129
Horn Mountain	8	13	13
Total	553	507	532
Latin America
Crude oil & condensate (MBBL)
Colombia	36	37	37
Ecuador	42	46	25
Total	78	83	62
Middle East/North Africa
Crude oil & condensate (MBBL)
Oman	17	13	12
Qatar	42	45	45
Yemen	28	32	35
Libya	8	—	—
Total	95	90	92
Natural Gas (MMCF)
Oman	44	55	—
Other Eastern Hemisphere
Crude oil & condensate (MBBL)
Pakistan	5	7	9
Natural Gas (MMCF)
Pakistan	77	75	74
Barrels of Oil Equivalent (MBOE)
Subtotal Consolidated Subsidiaries	543	540	520
Colombia-minority interest	(4)	(4)	(5)
Russia-Occidental net interest	28	29	30
Yemen-Occidental net interest	1	1	2
Total Worldwide Production
(MBOE)	568	566	547

Oil and Gas (continued) In millions, except as indicated	2005	2004	2003
Average Sales Prices
Crude Oil Prices ($ per barrel)
United States	$50.21	$37.72	$28.74
Latin America	$45.43	$33.09	$27.21
Middle East/North Africa (b)	$49.88	$34.88	$27.81
Other Eastern Hemisphere	$46.84	$33.13	$26.61
Total consolidated subsidiaries	$49.05	$35.95	$28.18
Other interests	$36.16	$23.83	$15.95
Total worldwide	$48.20	$35.09	$27.25
Gas Prices ($ per thousand cubic feet)
United States	$7.11	$5.35	$4.81
Middle East/North Africa (b)	$0.96	$0.97	$—
Other Eastern Hemisphere	$2.44	$2.25	$2.04
Total consolidated subsidiaries	$6.11	$4.56	$4.45
Other interests	$0.16	$—	$—
Total worldwide	$5.98	$4.56	$4.45
Expensed Exploration (c)	$337	$219	$139
Capital Expenditures
Development	$1,856	$1,438	$1,097
Exploration	$269	$102	$43
Acquisitions and other (d, e)	$111	$109	$97
(a)	For an explanation of core earnings, see "Significant Items Affecting Earnings."
(b)	These prices exclude taxes owed by Occidental but paid by governmental entities on its behalf.
(c)	Includes dry hole write-offs and lease impairments of $242 million in 2005, $159 million in 2004 and $80 million in 2003.
(d)	Includes capitalized portion of injected CO2 of $59 million, $54 million and $48 million in 2005, 2004 and 2003, respectively.
(e)	Includes mineral acquisitions but excludes significant acquisitions individually discussed in this report.

Core earnings in 2005 were $6.3 billion, compared with $4.3 billion in 2004. The increase in core earnings is primarily due to higher prices and volumes for crude oil and natural gas, partially offset by higher operating expenses, higher exploration expense and increased DD&A rates.

Core earnings in 2004 were $4.3 billion, compared with $3.2 billion in 2003. The increase in core earnings primarily reflects the effect of higher crude oil and natural gas prices and higher crude oil volumes, partially offset by higher operating expenses, higher exploration expense and increased DD&A rates.

Average consolidated production costs for 2005 were $8.71 per BOE, compared to the average 2004 production cost of $6.95 per BOE. At least 62 percent of the increase was a result of higher energy prices, which increased utility, gas plant and CO2 costs and ad valorem taxes, and the impact of higher crude oil prices on PSCs. The remaining cost increases were the result of workover, maintenance and other costs.

Occidental expects the first quarter 2006 production to be higher than the fourth quarter 2005 production.

Also, see "Production-Sharing Contracts" above.

Chemical In millions, except as indicated	2005	2004	2003
Segment Sales	$4,641	$3,675	$3,092
Segment Earnings	$607	$414	$223
Core Earnings (a)	$777	$414	$223
Key Product Price Indexes (1987
through 1990 average price = 1.0)
Chlorine (b, c)	2.65	2.05	1.72
Caustic soda (b, c)	1.69	0.84	0.84
Ethylene dichloride (b, c)	1.44	1.56	1.16
PVC commodity resins (c)	1.32	1.08	0.89
Key Product Volumes
Chlorine (thousands of tons) (b, d)	3,118	2,892	2,733
Caustic soda (thousands of tons) (b)	3,178	3,109	2,764
Ethylene dichloride
(thousands of tons) (b)	682	458	546
PVC commodity resins
(millions of pounds)	3,977	4,208	3,954
Capital Expenditures (e)	$173	$155	$344
(a)	For an explanation of core earnings, see "Significant Items Affecting Earnings."
(b)	The 2005 amounts include product volumes and prices from the Vulcan chemical operating assets.
(c)	Product volumes produced at former PolyOne and Vulcan facilities are excluded from the product price indexes.
(d)	Product volumes include those manufactured and consumed internally.
(e)	The 2003 amount includes $180 million for the purchase of a previously leased facility in LaPorte, Texas and $44 million related to the exercise of purchase options for certain leased railcars.

Core earnings in 2005 were $777 million, compared with $414 million in 2004. The increase in core earnings is primarily due to higher margins resulting from higher prices for chlorine, caustic soda and PVC resins, partially offset by higher energy and feedstock costs.

Core earnings were $414 million in 2004, compared with $223 million in 2003. The increase in core earnings reflects the impact of higher prices for most major products (PVC resins, EDC, chlorine and VCM), partially offset by higher energy and ethylene costs.

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

Significant Items Affecting Earnings Benefit (Charge) (in millions)	2005	2004	2003
TOTAL REPORTED EARNINGS	$5,281	$2,568	$1,527
OIL AND GAS
Segment Earnings	$6,293	$4,290	$3,213
Less:
Contract settlement	(26)	—	—
Hurricane insurance charge	(18)	—	—
Segment Core Earnings	$6,337	$4,290	$3,213
CHEMICAL
Segment Earnings	$607	$414	$223
Less:
Write-off of plants	(159)	—	—
Hurricane insurance charge	(11)	—	—
Segment Core Earnings	$777	$414	$223
TOTAL SEGMENT CORE EARNINGS	$7,114	$4,704	$3,436
CORPORATE
Results (a)	$(1,619)	$(2,136)	$(1,909)
Less:
Debt purchase expense	(42)	—	(61)
Trust preferred redemption charge	—	(11)	—
Gain on sale of Lyondell shares	140	—	—
Gain on sale of Premcor-Valero shares	726	—	—
Gain on Lyondell stock issuance	—	121	—
State tax issue charge	(10)	—	—
Settlement of federal tax issue	619	47	—
Reversal of tax reserves	335	—	—
Equity investment impairment	(15)	—	—
Equity investment hurricane insurance
charge	(2)	—	—
Hurricane insurance charge	(10)	(15)	—
Tax effect of pre-tax adjustments	(219)	(35)	21
Discontinued operations, net of tax	6	(38)	(6)
Cumulative effect of changes in
accounting principles, net of tax	3	—	(68)
CORPORATE CORE RESULTS	$(3,150)	$(2,205)	$(1,795)
TOTAL CORE EARNINGS	$3,964	$2,499	$1,641
(a)	Includes interest expense, income taxes, general and administrative and other expense, and certain non-core items.

TAXES

Deferred tax liabilities, net of deferred tax assets of $1.1 billion, were $0.8 billion at December 31, 2005. The current portion of the deferred tax assets of $200 million is included in prepaid expenses and other. The net deferred tax assets are expected to be realized through future operating income and reversal of taxable temporary differences.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for reported income from continuing operations and core earnings:

In millions	2005	2004	2003
REPORTED INCOME
Oil and Gas (a)	$6,293	$4,290	$3,213
Chemical	607	414	223
Corporate and Other	392	(390)	(604)
Pre-tax income	7,292	4,314	2,832
Income tax expense
Federal and State	671	946	673
Foreign (a)	1,349	762	558
Total	2,020	1,708	1,231
Income from continuing operations	$5,272	$2,606	$1,601
Worldwide effective tax rate	28%	40%	43%
CORE INCOME
Oil and Gas (a)	$6,337	$4,290	$3,213
Chemical	777	414	223
Corporate and Other	(405)	(485)	(543)
Pre-tax income	6,709	4,219	2,893
Income tax expense
Federal and State	1,396	958	694
Foreign (a)	1,349	762	558
Total	2,745	1,720	1,252
Core income	$3,964	$2,499	$1,641
Worldwide effective tax rate	41%	41%	43%
(a)

Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas pre-tax income includes revenue amounts for the years ended December 31, 2005, 2004 and 2003, of $887 million, $525 million and $397 million, respectively.

Occidental's 2005 worldwide effective tax rate was 28 percent for reported income and 41 percent for core income. The decrease in the United States income tax rate for reported income in 2005, compared to 2004, resulted from a $335 million tax benefit due to the reversal of tax reserves no longer required as United States corporate returns for tax years 1998-2000 became closed due to the lapsing of statutes of limitations and a $619 million tax benefit resulting from a closing agreement with the IRS resolving certain foreign tax credit issues. The lower United States income tax rate in 2005 and 2004, compared to 2003, resulted from the crediting of foreign income taxes. Previously, Occidental deducted foreign income taxes in determining United States taxable income. An annual tax election permits a taxpayer to claim either a credit or a deduction for foreign income taxes, whichever is more beneficial. Occidental expects to continue its election to credit foreign income taxes in future years.

CONSOLIDATED RESULTS OF OPERATIONS

Selected Revenue Items In millions	2005	2004	2003
Net sales	$15,208	$11,368	$9,240
Interest, dividends and other income	$181	$144	$89
Gain on disposition of assets, net	$870	$1	$32

The increase in net sales in 2005, compared to 2004, reflects higher crude oil, natural gas and chemical prices.

The increase in sales in 2004, compared to 2003, reflects higher crude oil, natural gas and chemical prices, higher crude oil production and higher chemical volumes, partially offset by lower domestic natural gas production volumes.

The increase in interest, dividends and other income in 2005, compared to 2004, reflects interest income earned on a higher level of cash and cash equivalents.

The increase in interest, dividends and other income in 2004, compared to 2003, is due to 2004 interest income earned from a loan made to an equity investee and a mark-to-market income adjustment for equity investee stock warrants.

Gain on disposition of assets, net in 2005 includes a gain of $726 million resulting from Valero’s acquisition of Premcor and the subsequent sale of all of the Valero shares received and a gain of $140 million on the sale of 11 million shares of Lyondell stock.

Selected Expense Items In millions	2005	2004	2003
Cost of sales (a)	$5,534	$4,509	$3,897
Selling, general and administrative
and other operating expenses	$1,415	$1,008	$852
Depreciation, depletion and
amortization	$1,485	$1,303	$1,175
Exploration expense	$337	$219	$139
Interest and debt expense, net	$293	$260	$332
(a)	Excludes depreciation, depletion and amortization of $1,445 million in 2005, $1,263 million in 2004 and $1,137 million in 2003.

Cost of sales increased in 2005, compared to 2004, mainly due to higher oil and gas production costs and higher energy and feedstock costs.

Cost of sales increased in 2004, compared to 2003, due primarily to higher oil and gas production volumes and other operating costs, higher energy and feedstock costs and higher crude oil volumes.

Selling, general and administrative and other operating expenses increased in 2005, compared to 2004, due to the chemical plant write-offs and writedowns in 2005, higher costs in oil and gas, including higher production-related taxes, and increases in share-based compensation expense.

Selling, general and administrative and other operating expenses increased in 2004, compared to 2003, mainly due to higher general and administrative costs for corporate infrastructure and general support areas and higher oil and gas costs, including higher production-related taxes and other operating costs.

DD&A increased in 2005, compared to 2004, due to higher costs of new reserve additions resulting in a higher DD&A rate.

The increase in DD&A in 2004, compared to 2003, was due to the increase in oil and gas production from the prior year and a higher DD&A rate.

The increase in exploration expense in 2005, compared to 2004, was due mostly to higher dry hole write-offs and impairment costs and higher seismic and geological and geophysical costs.

The increase in exploration expense in 2004, compared to 2003, was due mostly to higher dry hole write-offs and impairment costs in California and the Other Eastern Hemisphere region.

Interest and debt expense in 2005, 2004 and 2003 included pre-tax debt purchase charges of $42 million, $17 million and $61 million, respectively. Excluding the effects of these debt repayment charges, interest expense increased in 2005, compared to 2004, due to higher interest rates which were partially offset by lower debt levels. Interest and debt expense decreased in 2004, compared to 2003, due primarily to lower average debt levels.

Other Items In millions	2005	2004	2003
Provision for income taxes	$2,020	$1,708	$1,231
(Income) loss from equity investments	$(232)	$(113)	$9
Gain on Lyondell stock issuance	$—	$(121)	$—

The increase in the provision for income taxes in 2005, compared to 2004, was primarily due to an increase in income before taxes, partially offset by a $335 million tax benefit due to the reversal of tax reserves no longer required as United States corporate returns for tax years 1998-2000 became closed due to the lapsing of statutes of limitations and a $619 million tax benefit related to the resolution of certain IRS tax issues.

The increase in the provision for income taxes in 2004, compared to 2003, was primarily due to an increase in income before taxes, partially offset by the use of a lower tax rate in 2004 resulting from the crediting of foreign income taxes. See the "Taxes" section above for further information.

The increase in income from equity investments in 2005, compared to 2004, was due to improved results from the Lyondell equity investment and higher income from a Russian oil and gas equity investee.

The increase in the income from equity investments in 2004, compared to results reported in 2003, was mostly attributable to improved results from Lyondell and higher income from a Russian oil and gas equity investee.

The gain on Lyondell stock issuance in 2004 represents Occidental's share of the increase in Lyondell's net equity resulting from Lyondell's issuance of stock to purchase Millennium.

CONSOLIDATED ANALYSIS OF FINANCIAL POSITION

The changes in the following components of Occidental’s balance sheet are discussed below:

Selected Balance Sheet Components In millions	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$2,189	$1,199
Short-term investments	252	250
Trade receivables, net	2,571	1,882
Receivables from joint ventures, partnerships
and other	570	353
Inventories	735	545
Prepaid expenses and other	257	202
Total current assets	$6,574	$4,431
Long-term receivables, net	$377	$239
Investments in unconsolidated entities	$1,209	$1,727
Property, plant and equipment, net	$17,534	$14,633
CURRENT LIABILITIES
Current maturities of long-term debt and capital
lease liabilities	$46	$459
Accounts payable	2,069	1,557
Accrued liabilities	1,635	1,034
Dividends payable	147	110
Domestic and foreign income taxes	383	263
Total current liabilities	$4,280	$3,423
Long-term debt, net	$2,873	$3,345
Deferred credits and other liabilities-income taxes	$962	$1,248
Deferred credits and other liabilities-other	$2,621	$2,498
Stockholders’ equity	$15,032	$10,550

The following analysis discusses increases and decreases in balance sheet items by comparing the balance at December 31, 2005, to the balance at December 31, 2004, unless otherwise indicated.

Assets

See “Cash Flow Analysis” for discussion about the increase in cash and cash equivalents. The increase in trade receivables is due to higher product prices and oil and gas sales volumes during the fourth quarter 2005 versus 2004. The increase in receivables from joint ventures, partnerships and other was due to higher mark-to-market adjustments on derivative financial instruments and higher account balances related to the oil and gas marketing and trading operations. The higher balance in inventories is due to higher oil and gas marketing and trading inventory due to higher prices and volumes during the fourth quarter 2005 versus 2004. The higher inventory balance is also due to an increase in chemical inventories.

The increase in long-term receivables reflects higher mark-to-market adjustments on long-term derivative financial instruments. The decrease in investment in unconsolidated subsidiaries is due to the sale of all of the shares of Premcor common stock and a partial sale of the Lyondell stock during the year. The increase in property, plant and equipment reflects capital expenditures and acquisitions, partially offset by DD&A expense.

Liabilities and Stockholders' Equity

Debt to Capitalization (a)

(a)	This ratio is computed by dividing year-end Total Debt, as shown in the “MD&A-Strategy-Key Performance Indicators-Debt Structure,” by the sum of year-end Total Debt plus year-end Stockholders’ Equity.

The decrease in current maturities of long-term debt and capital lease liabilities reflects the 2005 payment of the 7.65-percent senior notes that were classified as current in 2004. The higher balance in accounts payable is due to higher prices and volumes for purchased oil and gas in Occidental’s marketing and trading operations. The increase in accrued liabilities is primarily due to higher mark-to-market adjustments on derivative financial instruments and higher accruals mainly related to the Vulcan acquisition.

The higher balance in domestic and foreign income taxes-current reflects additional taxes payable due to higher income. The lower balance for long-term debt is due to various debt redemptions and repurchases throughout the year. The decrease in deferred credits and other liabilities – income taxes reflects the reduction in deferred taxes resulting from derivative activity in other comprehensive income (OCI) related to the production hedges and the sale of all of the shares of Valero common stock. The higher balance in deferred credits and other liabilities – other is due to an increase in long-term derivative liabilities related to crude oil production hedges, accruals related to the Permian Basin and Vulcan acquisitions and additional stock-based compensation liabilities, partially offset by the reduction in liabilities related to the IRS settlement and the reversal of tax reserves no longer required due to the lapsing of the statute of limitations.

The increase in stockholders’ equity reflects higher net income, partially offset by dividends paid and the impact of the crude oil production hedges in OCI.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, Occidental had approximately $2.4 billion in cash and short-term investments on hand, an increase of almost $1 billion from 2004. Although income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash and short-term investments on hand and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements, dividend payments, potential acquisitions and its announced common stock repurchase program. If needed, Occidental could access its existing credit facilities.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at December 31, 2005. Occidental's $1.5 billion bank credit matures on June 18, 2009. None of Occidental's committed bank credits contain material adverse change (MAC) clauses or debt rating triggers that could restrict Occidental's ability to borrow under these lines. Occidental's credit facilities and debt agreements do not contain rating triggers that could terminate bank commitments or accelerate debt in the event of a ratings downgrade.

At December 31, 2005, under the most restrictive covenants of certain financing agreements, Occidental's capacity for additional unsecured borrowing was approximately $34.6 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental's capital stock was approximately $13.0 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

In 2005, Occidental redeemed all of its 5.875-percent senior notes due 2007, all of its 4.101-percent medium-term senior notes due 2007, all of its 7.65-percent senior notes due 2006 and three of its unsecured subsidiary notes due 2028 through 2030. In addition, Occidental purchased and retired a total of $213 million of its 6.75-percent senior notes due 2012, its 10.125-percent senior notes due 2009, its 4-percent medium-term senior notes due 2007 and its 4.25-percent medium-term senior notes due 2010.

In January 2004, Occidental redeemed all of its outstanding 8.16 percent Trust Preferred Redeemable Securities (trust preferred securities) at par plus accrued interest, resulting in a decrease in current liabilities of $453 million. In the third quarter of 2004, Occidental redeemed all of its 6.5-percent senior notes, which reduced long-term debt by approximately $157 million.

In July 2004, Dolphin Energy, the operator of the Dolphin Project, entered into an agreement with banks to provide a $1.36 billion bridge loan for the Dolphin Project. Occidental guaranteed 24.5 percent of the obligations of Dolphin Energy under the bridge loan. In July 2005, Dolphin Energy entered into an agreement with banks to refinance the $1.36 billion bridge loan with a new bridge loan in an amount of $2.45 billion. The proceeds of the new bridge loan were used to pay off amounts outstanding on the $1.36 billion bridge loan and will be used to fund the construction of the Dolphin Project. The new bridge loan has a term of four years and is a revolving credit facility, which may be converted to a term loan. In September 2005, Dolphin Energy entered into an agreement with banks to provide a $1.0 billion Islamic-law-compliant facility to fund the construction of a certain portion of the Dolphin Project.

This four-year financing facility is structured as a transaction in which Dolphin Energy constructs part of the midstream portion of the Dolphin Project on behalf of a group of Islamic investors and enters into a lease to use such assets upon construction completion. Occidental guarantees 24.5 percent of both of these obligations of Dolphin Energy. At December 31, 2005, Occidental’s portion of the bridge loan drawdown was approximately $400 million, of which $299 million is recorded on the balance sheet. The remaining amount is discussed in “Off-Balance-Sheet Arrangements — Guarantees” below. There were no draw downs on the Islamic-law-compliant facility at December 31, 2005.

In the first quarter of 2005, Occidental filed a shelf registration statement for up to $1.5 billion of various securities. As of December 31, 2005, no securities had been issued under this shelf.

In January 2006, Occidental completed the Vintage acquisition and paid $1.4 billion to former Vintage shareholders for the cash portion of the merger consideration and issued 28 million shares for the stock portion, which was valued at $2.1 billion. The value of Occidental’s shares was determined by the average share price for the five-day period beginning two days before the acquisition announcement. In addition, Occidental assumed Vintage’s debt, which had an estimated fair market value of $585 million at closing. Occidental intends to divest a portion of these assets.

Cash Flow Analysis In millions	2005	2004	2003
Net cash provided by operating
activities	$5,337	$3,878	$3,074

The significant increase in operating cash flow in 2005, compared to 2004, resulted from several factors. The most important drivers were the significantly higher oil and natural gas prices and, to a much lesser extent, chemical prices. Although the changes in realized prices varied among the regions in which Occidental operates, in 2005, Occidental's realized oil prices were higher overall by 37 percent. Occidental’s realized natural gas price increased over 33 percent in the United States, where approximately 80 percent of Occidental’s natural gas was produced in 2005.

Increases in the costs of producing oil and gas, such as purchased goods and services, and higher utility, gas plant and production taxes, partially offset oil and gas sales price increases, but such cost increases had a much lower effect on cash flow than the realized price increases. Other cost elements, such as labor costs and overheads, are not significant drivers of cash flow because they are mainly fixed within a narrow range over the short to intermediate term.

Most major chemical prices increased in 2005 at a higher rate than the energy-driven increase in feedstock and power costs, thereby improving profits and cash flow. The overall impact of the chemical price changes on cash flow was much less than for oil and gas price changes, not only because the chemical segment earnings and cash flow are significantly smaller than those for the oil and gas segment, but also because of increases in energy price-driven feedstock and electric power costs, which are major elements of manufacturing cost for the chemical segment's products. Sales volumes for chemical products generally were higher in 2005, but this did not have a significant effect on Occidental's earnings and cash flow.

The significant increase in operating cash flow in 2004, compared to 2003, resulted from the significantly higher oil and natural gas prices and, to a much lesser extent, chemical prices. In 2004, Occidental's realized oil prices were higher overall by 29 percent and the realized United States natural gas price increased over 11 percent. Oil and gas worldwide production, on a BOE basis, increased for 2004 overall by over 3 percent on a daily basis, as compared with 2003, which also contributed to increased cash flow.

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

Other non-cash charges to income in 2005 include chemical asset write-downs, deferred compensation, stock incentive plan amortization and environmental remediation accruals. Other non-cash charges in 2004 include deferred compensation, stock incentive plan amortization, environmental remediation accruals and a chemical asset writedown. Other non-cash charges in 2003 include deferred compensation, stock incentive plan amortization and environmental remediation accruals.

In millions	2005	2004	2003
Net cash used by investing activities	$(3,161)	$(2,428)	$(2,131)

The 2005 amount includes the cash payments for several Permian Basin acquisitions, the acquisition of the Vulcan chlor-alkali manufacturing facilities and the payments to re-enter Libya and to assume operations of the Mukhaizna field in Oman. These were partially offset by the cash proceeds from the sale of the Premcor-Valero shares and the Lyondell shares.

The 2004 amount includes the purchase of a pipeline and gathering system in the Permian Basin and a $204 million advance to the Elk Hills Power LLC (EHP) equity investment, which EHP used to repay a portion of its debt.

The 2003 amount includes several Permian Basin acquisitions totaling $317 million.

Also, see the "Capital Expenditures" section below.

In millions	2005	2004	2003
Net cash used by financing activities	$(1,186)	$(824)	$(516)

The 2005 amount includes net debt payments of approximately $900 million.

The 2004 amount includes $466 million paid to redeem the trust preferred securities in January 2004 and $159 million paid to redeem Occidental's 6.5-percent senior notes.

The 2003 amount includes net debt repayments of $334 million.

Occidental paid common stock dividends of $483 million in 2005, $424 million in 2004 and $392 million in 2003.

Capital Expenditures In millions	2005	2004	2003
Oil and Gas	$2,236	$1,649	$1,237
Chemical (a)	173	155	344
Corporate and Other	14	39	19
TOTAL (b)	$2,423	$1,843	$1,600
(a)	The 2003 amount includes $180 million for the purchase of a previously leased facility in LaPorte, Texas and $44 million related to the exercise of purchase options for certain leased railcars.
(b)	Excludes significant acquisitions individually discussed in this report.

Occidental’s capital spending estimate for 2006 is approximately $3.0 billion. Most of the capital spending will be allocated to oil and gas exploration, production and development activities in Elk Hills, the Permian Basin, Oman, Qatar and the Dolphin Project.

Commitments at December 31, 2005, for major capital expenditures during 2006 and thereafter were approximately $804 million. Occidental will fund these commitments and capital expenditures with cash from operations.

OFF-BALANCE-SHEET ARRANGEMENTS

In the course of its business activities, Occidental pursues a number of projects and transactions to meet its core business objectives. The accounting and financial statement treatment of these transactions is a result of the varying methods of funding employed. Occidental also makes commitments on behalf of unconsolidated entities. These transactions, or groups of transactions, are recorded in compliance with generally accepted accounting principles and, unless otherwise noted, are not reflected on Occidental’s balance sheets. The following is a description of the business purpose and nature of these transactions.

Dolphin Project

See "Oil and Gas Segment — Business Review — Middle East" and "Liquidity and Capital Resources" for further information.

Ecuador

In Ecuador, Occidental has a 14-percent interest in the OCP oil export pipeline. As of December 31, 2005, Occidental’s net investment and advances to the project totaled $73 million. Occidental reports this investment in its consolidated statements using the equity method of accounting. The project was funded in part by senior project debt. The senior project debt is to be repaid with the proceeds of ship-or-pay tariffs of certain upstream producers in Ecuador, including Occidental. Under their ship-or-pay commitments, Occidental and the other upstream producers have each assumed their respective share of project-specific risks, including operating risk, political risk and force-majeure risk. Occidental would be required to make an advance tariff payment in the event of prolonged force majeure, upstream expropriation events, bankruptcy of the pipeline company or its parent company, abandonment of the project, termination of an investment guarantee agreement with Ecuador, or certain defaults by Occidental. This advance tariff would be used by the pipeline company to service or prepay project debt. At December 31, 2005, Occidental’s obligation relating to the pipeline company’s senior project debt totaled $100 million, and Occidental's obligations relating to performance bonds totaled $14 million. Occidental's overall obligations will decrease with the reduction of the pipeline company’s senior project debt.

Leases

Occidental has entered into various operating-lease agreements, mainly for railcars, power plants, manufacturing facilities and office space. Occidental leases assets when it offers greater operating flexibility. Lease payments are expensed mainly as cost of sales. See the Contractual Obligations table below.

Guarantees

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC and/or its subsidiaries and affiliates will meet their various obligations (guarantees).

At December 31, 2005, the notional amount of the guarantees was approximately $575 million. Of this amount, approximately $475 million relates to Occidental’s guarantee of equity investees’ debt and other commitments. The debt guarantees and other commitments primarily relate to the Dolphin Energy equity investment and the investment in the Ecuador OCP pipeline, which are discussed above. The remaining $100 million relates to various indemnities and guarantees provided to third parties.

Contractual Obligations

The table below summarizes and cross-references certain contractual obligations that are reflected in the Consolidated Balance Sheets and/or disclosed in the accompanying Notes.

		Payments Due by Year
Contractual Obligations (in millions)	Total	2006	2007 to 2008	2009 to 2010	2011 and thereafter
Consolidated
Balance Sheet
Long-term debt
(Note 6) (a)	$2,910	$46	$562	$785	$1,517
Capital leases
(Note 7)	37	1	2	2	32
Other liabilities (b, c)	5,058	3,548	790	316	404
Other Obligations
Operating leases
(Note 7) (d)	1,325	131	207	162	825
Purchase
obligations (e, f)	7,739	1,299	2,111	1,680	2,649
TOTAL	$17,069	$5,025	$3,672	$2,945	$5,427
(a)	Excludes unamortized interest swap net gains and unamortized debt discounts.
(b)	Includes obligations under postretirement benefit and deferred compensation plans.
(c)	Other liabilities include accounts payable and certain accrued liabilities.
(d)	Amounts have not been reduced for sublease rental income.
(e)

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

(f)	Amounts exclude purchase obligations related to oil and gas marketing and trading activities where an offsetting sales position exists.

LAWSUITS, CLAIMS COMMITMENTS CONTINGENCIES AND RELATED MATTERS

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

Since April 2004, OxyChem has been served with eight lawsuits filed in Nicaragua by approximately 2,200 individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. OxyChem is aware of, but has not been served in, 20 additional cases in Nicaragua, which Occidental understands make similar allegations. OxyChem has no assets in Nicaragua and, in the opinion of management, these claims are without merit because, among other things, OxyChem believes that none of the pesticide it manufactured was ever sold or used in Nicaragua. Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. In previous situations, involving other defendants, Nicaraguan courts have proceeded to enter significant judgments against the defendants under that statute. OxyChem has filed a response to the complaints contesting jurisdiction without posting such pre-trial deposit. In December 2004, the judge in one of the cases (the "Osorio Case"), ruled the court had jurisdiction over the defendants, including OxyChem, and that the plaintiffs had waived the requirement of the pre-trial deposit. OxyChem has appealed that portion of the ruling relating to the jurisdiction of the Nicaraguan courts. Thereafter, the trial court ordered defendants, including OxyChem, to file an answer. In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in the case. In August 2005, the judge in the Osorio case entered judgment against several defendants, including OxyChem, for damages totaling approximately $97 million. In the opinion of management, any judgment rendered under the statute, including in the Osorio case, would be unenforceable in the United States.

In September 2004, Occidental received formal notification that Petroecuador, the state oil company of Ecuador, was initiating proceedings to determine if Occidental had violated either its Participation Contract for Block 15 or the Ecuadorian Hydrocarbons Law and whether the alleged violations constitute grounds for terminating the Participation Contract. Block 15 operations represent approximately 7 percent of Occidental's 2005 consolidated production, 4 percent of its proved consolidated reserves, and 2 percent of its total PP&E, net of accumulated DD&A. In August 2005, Petroecuador issued a report recommending that the Minister of Energy declare the termination of Occidental’s Participation Contract for Block 15. The principal allegation stated in the notice and the Petroecuador report is an assertion that Occidental should have obtained government approval for the farmout agreement entered into in 2000. In November 2005, the Minister of Energy, following the procedure set forth in the Ecuadorian Hydrocarbons Law, requested that Occidental respond to the allegations against it. In February 2006, Occidental submitted its response to the Minister of Energy, in which Occidental confirmed its belief that it has complied with all material obligations under the Participation Contract and Ecuadorian law, and that any termination of the contract based upon the stated allegations would be unfounded and would constitute an unlawful expropriation. Occidental has been cooperating with the Ecuadorian authorities in these proceedings, and will continue to strive for an amicable resolution. Occidental currently is unable to determine the outcome of these proceedings, but if there were to be a negotiated settlement, it is probable that the terms would effectively reduce the future profitability of Block 15 operations. See also "Off-Balance-Sheet Arrangements — Ecuador" for information about the OCP pipeline.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes may arise during the course of such audits as to facts and matters of law. In May 2005, Occidental entered into a closing agreement with the IRS resolving certain foreign tax credit issues as part of the IRS audit of tax years 1997-2000. The closing agreement was completed after an extensive IRS review of various complex tax issues and negotiations between Occidental and the IRS. As a result of the closing agreement, Occidental recorded a tax benefit of $619 million in 2005 for the reversal of tax reserves that were previously established for those foreign tax credit issues. In addition, Occidental recorded a tax benefit of $335 million in 2005 due to the reversal of tax reserves no longer required as United States corporate returns for tax years 1998-2000 became closed due to the lapsing of the statute of limitations. These tax benefits did not have a significant current cash effect.

Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling services, electrical power, steam and certain chemical raw materials. See Note 9 of the Consolidated Financial Statements for further discussion. See “Off-Balance-Sheet Arrangements — Contractual Obligations” for further information.

Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities. See “Off-Balance-Sheet Arrangements” for further information. Some of these commitments, although not fixed or determinable, involve capital expenditures and are part of the $3.0 billion capital expenditures estimated for 2006.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2005, Occidental is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

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

Occidental manages its environmental remediation efforts through a wholly owned subsidiary, Glenn Springs Holdings, Inc., which reports its results directly to Occidental’s corporate management.

The following table presents Occidental’s environmental remediation reserves at December 31, 2005, 2004 and 2003 grouped by three categories of environmental remediation sites:

$ amounts in millions	2005		2004		2003
	# of Sites	Reserve Balance	# of Sites	Reserve Balance	# of Sites	Reserve Balance
CERCLA & equivalent sites	128	$236	125	$239	131	$240
Active facilities	18	114	16	75	13	79
Closed or sold facilities	39	68	39	61	39	53
TOTAL	185	$418	180	$375	183	$372

The following table shows environmental reserve activity for the past three years:

In millions	2005	2004	2003
Balance - Beginning of Year	$375	$372	$393
Increases to provision including interest accretion	63	60	64
Changes from acquisitions	45	6	—
Payments	(71)	(63)	(83)
Other	6	—	(2)
Balance — End of Year	$418	$375	$372

Occidental expects to expend funds equivalent to about half of the current environmental reserve over the next three years and the balance over the next ten or more years. Occidental believes it is reasonably possible that it will continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $420 million beyond the amount accrued.

For management’s opinion, refer to the "Lawsuits, Claims, Commitments, Contingencies and Related Matters" section above.

CERCLA and Equivalent Sites

At December 31, 2005, OPC or certain of its subsidiaries have been named in 128 CERCLA or state equivalent proceedings, as shown below.

Description ($ amounts in millions)	# of Sites	Reserve Balance
Minimal/No Exposure (a)	105	$4
Reserves between $1-$10 MM	15	44
Reserves over $10 MM	8	188
TOTAL	128	$236
(a)

Includes 28 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 57 sites where Occidental’s reserves are less than $50,000 each, and 13 sites where reserves are between $50,000 and $1 million each.

The eight sites with individual reserves over $10 million in 2005 include a former copper mining and smelting operation in Tennessee, two closed landfills in western New York, groundwater treatment facilities at four closed chemical plants (Montague, Michigan, Hicksville, New York, western New York and Tacoma, Washington) and replacement of a municipal drinking water treatment plant in western New York.

Active Facilities

Certain subsidiaries of OPC are currently addressing releases of substances from past operations at 18 active facilities. Five facilities — a chemical plant in Louisiana, a phosphorus recovery operation in Tennessee, a chemical plant in Texas, a chemical plant in Kansas and certain oil and gas properties in the southwestern United States — account for 76 percent of the reserves associated with these facilities.

Closed or Sold Facilities

There are 39 sites formerly owned or operated by certain subsidiaries of OPC that have ongoing environmental remediation requirements in which Occidental or its subsidiaries are involved. Four sites account for 63 percent of the reserves associated with this group. The four sites are: an active refinery in Louisiana where Occidental indemnifies the current owner and operator for certain remedial actions, a water treatment facility at a former coal mine in Pennsylvania, a closed OxyChem chemical plant in Pennsylvania and a water treatment facility at a former OxyChem chemical plant in North Carolina.

Environmental Costs

Occidental’s costs, some of which may include estimates, relating to compliance with environmental laws and regulations, are shown below for each segment:

In millions	2005	2004	2003
Operating Expenses
Oil and Gas	$71	$54	$40
Chemical	67	59	55
	$138	$113	$95
Capital Expenditures
Oil and Gas	$47	$48	$98
Chemical	21	12	15
	$68	$60	$113
Remediation Expenses
Corporate	$62	$59	$63

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

Occidental presently estimates that capital expenditures for environmental compliance will be approximately $79 million for 2006 and $77 million for 2007.

FOREIGN INVESTMENTS

Portions of Occidental’s assets outside North America are exposed to political and economic risks. Occidental conducts its financial affairs so as to mitigate its exposure against those risks. At December 31, 2005, the carrying value of Occidental’s assets in countries outside North America aggregated approximately $5.2 billion, or approximately 20 percent of Occidental’s total assets at that date. Of such assets, approximately $3.9 billion are located in the Middle East/North Africa, approximately $1.0 billion are located in Latin America, and substantially all of the remainder are located in the Other Eastern Hemisphere region. For the year ended December 31, 2005, net sales outside North America totaled $4.4 billion, or approximately 29 percent of total net sales.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements in accordance with GAAP requires the management of Occidental to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Occidental considers the following to be its most critical accounting policies and estimates that involve the judgment of Occidental’s management. There has been no material change to these policies over the past three years. The selection and development of these critical accounting policies and estimates have been discussed with the Audit Committee of the Board of Directors.

Oil and Gas Properties

Occidental uses the successful efforts method to account for its oil and gas properties. Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Occidental's practice is to expense the costs of such exploratory wells if a determination of proved reserves has not been made within a twelve-month period after drilling is complete. Occidental has no proved oil and gas reserves for which the determination of commercial viability is subject to the completion of major additional capital expenditures. Annual lease rentals and exploration, geological, geophysical and seismic costs are expensed as incurred.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and NGLs that geological and engineering data demonstrate, with reasonable certainty, can be recovered in future years from known reservoirs under existing economic and operating conditions considering future production and development costs.

Several factors could change Occidental’s recorded oil and gas reserves. Occidental receives a share of production from PSCs to recover its costs and an additional share for profit. Occidental’s share of production from these contracts decreases when oil prices rise and increases when oil prices decline. Overall, Occidental’s net economic benefit from these contracts is greater at higher oil prices. In other contractual arrangements, sustained lower product prices may lead to a situation where production of proved reserves becomes uneconomical. Estimation of future production and development costs is also subject to change partially due to factors beyond Occidental's control, such as energy costs and inflation or deflation of oil field service costs. These factors, in turn, could lead to a reduction in the quantity of recorded proved reserves. PSCs also affect reserves. As prices increase, Occidental's share of proved recorded reserves decreases while a decrease in price causes recorded proved reserves to increase. An additional factor that could result in a change of proved reserves is the reservoir decline rates being different from those assumed when the reserves were initially recorded. Occidental’s revisions to proved reserves were negative for 2005 and amounted to less than 2 percent of the total reserves for the year. The negative revisions in 2005 were primarily a result of PSC price effects. In 2004 and 2003, revisions to proved reserves were positive and amounted to less than 2 percent of the total reserves for each year. Additionally, Occidental is required to perform impairment tests pursuant to Statement of Financial Accounting Standards (SFAS) No. 144 generally when prices decline and/or reserve estimates change significantly. There have been no impairments of reserves over the past three years.

If Occidental’s consolidated oil and gas reserves were to change based on the factors mentioned above, the most significant impact would be on the depreciation and depletion rate. For example, a 5-percent increase in the amount of consolidated oil and gas reserves would change the rate from $6.13 per barrel to $5.82 per barrel, which would increase pre-tax income by $61 million annually. A 5-percent decrease in the oil and gas reserves would change the rate from $6.13 per barrel to $6.43 per barrel and would result in a decrease in pre-tax income of $61 million annually.

DD&A of oil and gas producing properties is determined by the unit-of-production method and could change with revisions to estimated proved reserves. The change in the DD&A rate over the past three years due to revisions of previous proved reserve estimates has been immaterial.

A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties. At December 31, 2005, the capitalized costs attributable to unproved properties, net of accumulated valuation allowance, were $788 million. These costs are not currently being depreciated or depleted. As exploration and development work progresses and the reserves on these properties are proven, capitalized costs attributable to the properties will be subject to depreciation and depletion. If the exploration and development work were to be unsuccessful, the capitalized costs of the properties related to this unsuccessful work would be expensed in the year in which the determination was made. The timing of any writedowns of these unproven properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results. Occidental believes its exploration and development efforts will allow it to realize the unproved property balance.

Chemical Assets

The most critical accounting policy affecting Occidental’s chemical assets is the determination of the estimated useful lives of its PP&E. Occidental's chemical plants are depreciated using either the unit-of-production or straight-line method based upon the estimated useful life of the facilities. The estimated useful lives of Occidental’s chemical assets, which range from 3 years to 50 years, are used to compute depreciation expense and are also used for impairment tests. The estimated useful lives used for the chemical facilities are based on the assumption that Occidental will provide an appropriate level of annual expenditures to ensure productive capacity is sustained. Without these continued expenditures, the useful lives of these plants could significantly decrease. Other factors that could change the estimated useful lives of Occidental’s chemical plants include sustained higher or lower product prices, which are particularly affected by both domestic and foreign competition, feedstock costs, energy prices, environmental regulations, competition and technological changes. Over the prior three years, the change in the depreciation rate due to changes in estimated useful lives has been immaterial.

Occidental performs impairment tests on its assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets. Occidental compares the undiscounted future cash flows of an asset to its carrying value. The key factors that could significantly affect future cash flows are future product prices, which are particularly affected by both domestic and foreign competition, feedstock costs, energy costs, significantly increased regulation and remaining estimated useful life.

Due to a temporary decrease in demand for some of its products, Occidental temporarily idled an EDC plant in June 2001 and a chlor-alkali plant in December 2001. Subsequent to the purchase of the Vulcan chemical assets, Occidental reviewed all of its chemical assets and decided to close its least competitive plants and upgrade the remaining operations. As a result of this review, Occidental recorded a $139 million pre-tax charge for the write-off of these two previously idled chemical plants and one currently operated plant and a pre-tax additional charge of $20 million for the writedown of another chemical plant in 2005.

Occidental's net PP&E for chemicals is approximately $2.6 billion and its depreciation expense for 2006 is expected to be approximately $240 million. If the estimated useful lives of Occidental’s chemical plants were to decrease based on the factors mentioned above, the most significant impact would be on depreciation expense. For example, a reduction in the remaining useful lives of one year would increase depreciation and reduce pre-tax earnings by approximately $21 million per year.

Environmental Liabilities and Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Reserves for estimated costs that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. The environmental reserves are based on management’s estimate of the most likely cost to be incurred and are reviewed periodically and adjusted as additional or new information becomes available. Environmental reserves are recorded on a discounted basis only when a reserve is initially established and the aggregate amount of the estimated costs for a specific site and the timing of cash payments are reliably determinable. The reserve methodology for a specific site is not modified once it has been established. Recoveries and reimbursements are recorded in income when receipt is probable. For the years ended December 31, 2005 and 2004, Occidental has not accrued any reimbursements or indemnification recoveries for environmental remediation matters as assets.

Many factors could result in changes to Occidental’s environmental reserves and reasonably possible range of loss. The most significant are:

➢	The original cost estimate may have been inaccurate.
➢

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

➢

The remedial measure might take more or less time than originally anticipated to achieve the required contaminant reduction. Site-specific time estimates can be affected by factors such as groundwater capture rates, anomalies in subsurface geology, interactions between or among water-bearing zones and non-water-bearing zones, or the ability to identify and control contaminant sources.

➢	The regulatory agency might ultimately reject or modify Occidental’s proposed remedial plan and insist upon a different course of action.

Additionally, other events might occur that could affect Occidental’s future remediation costs, such as:

➢

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

➢

Improved remediation technology might decrease the cost of remediation. In particular, for groundwater remediation sites with projected long-term operation and maintenance, the development of more effective treatment technology, or acceptance of alternative and more cost-effective treatment methodologies such as bioremediation, could significantly affect remediation costs.

➢	Laws and regulations might change to impose more or less stringent remediation requirements.

At sites involving multiple parties, Occidental provides environmental reserves based upon its expected share of liability. When other parties are jointly liable, the financial viability of the parties, the degree of their commitment to participate and the consequences to Occidental of their failure to participate are evaluated when estimating Occidental's ultimate share of liability. Based on these factors, Occidental believes that it will not be required to assume a share of liability of other potentially responsible parties, with whom it is alleged to be jointly liable, in an amount that would have a material effect on Occidental’s consolidated financial position, liquidity or results of operations.

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

In addition to the costs of investigating and implementing remedial measures, which often take in excess of ten years at CERCLA sites, Occidental’s reserves include management’s estimates of the cost of operation and maintenance of remedial systems. To the extent that the remedial systems are modified over time in response to significant changes in site-specific data, laws, regulations, technologies or engineering estimates, Occidental reviews and changes the reserves accordingly on a site-specific basis.

If the environmental reserve balance were to either increase or decrease based on the factors mentioned above, the amount of the increase or decrease would be immediately recognized in earnings. For example, if the reserve balance were to decrease by 10 percent, Occidental would record a pre-tax gain of $42 million. If the reserve balance were to increase by 10 percent, Occidental would record an additional remediation expense of $42 million.

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

These reserves are based on judgments made by management with respect to the likely outcome of these matters and are adjusted as appropriate. Management’s judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, the outcome of legal proceedings, settlements or other factors.

SIGNIFICANT ACCOUNTING CHANGES

Listed below are significant changes in accounting principles.

EITF Issue No. 04-13

In September 2005, the Emerging Issues Task Force (EITF) finalized the provisions of EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, which provides accounting guidance about whether buy/sell arrangements should be accounted for at historical cost and whether these arrangements should be reported on a gross or net basis. Buy/sell arrangements typically are contractual arrangements where the buy and sell agreements are entered into in contemplation of one another with the same counterparty. Occidental reports all buy/sell arrangements on a net basis and at historical cost. This EITF is effective in the first interim period beginning after March 15, 2006, and Occidental will prospectively adopt this statement in the second quarter of 2006. Occidental is currently assessing the effect of EITF Issue No. 04-13, but does not expect it to have a material effect on its financial statements.

FIN No. 47

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 specifies the accounting treatment for conditional asset retirement obligations under the provisions of SFAS No. 143. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Occidental has identified conditional asset retirement obligations at a certain number of its facilities that are mainly related to plant decommissioning. Under FIN 47, which Occidental adopted on December 31, 2005, Occidental is required to record the fair value of these conditional liabilities if they can be reasonably estimated. However, Occidental believes that there is an indeterminate settlement date for these asset retirement obligations because the range of time over which Occidental may settle these obligations is unknown or cannot be estimated. Therefore, Occidental cannot reasonably estimate the fair value of these liabilities. Occidental will recognize these conditional asset retirement obligations in the periods in which sufficient information becomes available to reasonably estimate their fair values.

SFAS No. 123R

On July 1, 2005, Occidental early adopted the fair value recognition provisions of SFAS No. 123R (SFAS 123R), “Share-Based Payments”, under the modified prospective transition method. Since most of Occidental’s existing stock-based compensation was already being recorded in the income statement, Occidental decided to early adopt SFAS 123R, so that the remaining awards would be accounted for in a similar manner. Prior to July 1, 2005, Occidental applied the Accounting Principles Board (APB) Opinion No. 25 intrinsic value accounting method for its stock incentive plans. Under the modified prospective transition method, the fair value recognition provisions apply only to new awards or awards modified after July 1, 2005. Additionally, the fair value of existing unvested awards at the date of adoption is recorded in compensation expense over the remaining requisite service period. Results from prior periods have not been restated. As a result of adopting this statement in the third quarter of 2005, Occidental recorded a $3 million after-tax credit as a cumulative effect of a change in accounting principles. See Note 12 to the Consolidated Financial Statements for more information.

FASB Staff Position No. (FSP) FAS 19-1

In April 2005, the FASB issued FASB Staff Position No. (FSP) FAS 19-1, “Accounting for Suspended Well Costs.” FSP FAS 19-1 provides new accounting guidance that specifies when successful efforts companies can capitalize exploratory well costs. The guidance also requires new disclosures related to these costs. FSP FAS 19-1 is effective in the first reporting period beginning after April 4, 2005, and will be applied prospectively to existing and new exploratory well costs. Occidental adopted this statement effective July 1, 2005, and there was no material effect on the financial statements upon adoption. See Note 1 to the Consolidated Financial Statements for the new disclosures.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29." SFAS No. 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS No. 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. Occidental adopted this statement in the third quarter of 2005 and there was no material effect on the financial statements upon adoption.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4." SFAS No. 151 clarifies the accounting treatment for various inventory costs and overhead allocations. SFAS No. 151 is effective for inventory costs incurred after July 1, 2005. Occidental adopted this statement in the third quarter of 2005 and it did not have a material effect on the financial statements when adopted.

FSP FAS 106-2

In May 2004, the FASB issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which specifies the accounting and disclosure requirements for the prescription drug benefits that are available under this new plan. Occidental adopted the disclosure provisions of this pronouncement in the second quarter of 2004. See Note 13 to the Consolidated Financial Statements for more information.

FIN 46-R (Revised)

In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the initial implementation of FIN 46. Occidental adopted the revised interpretation in the first quarter of 2004 and it did not have a material impact on the financial statements when adopted.

SFAS No. 143

Effective January 1, 2003 Occidental adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. See Note 1 to the Consolidated Financial Statements for more information.

The initial adoption of SFAS No. 143 on January 1, 2003 resulted in an after-tax charge of $50 million, which was recorded as a cumulative effect of a change in accounting principles. The adoption increased net PP&E by $73 million, increased asset retirement obligations by $151 million and decreased deferred tax liabilities by $28 million.

EITF Issue No. 02-3

In October 2002, Occidental adopted certain provisions of EITF Issue No. 02-3, "Issues involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." As a result of adopting EITF Issue No. 02-3, there were no changes to gross margins, net income, cash flow, or earnings per share for any period; however, net sales and cost of sales were reduced by equal and offsetting amounts to reflect the adoption of this requirement.

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

In general, the fair value recorded for derivative instruments is based on quoted market prices, dealer quotes and the Black Scholes or similar valuation models.

Commodity Price Risk

General

Occidental’s results are sensitive to fluctuations in crude oil and natural gas prices. Based on current levels of production, if oil prices vary overall by $1 per barrel, it would have an estimated annual effect on pre-tax income of approximately $150 million. If natural gas prices vary by $0.25 per Mcf, it would have an estimated annual effect on pre-tax income of approximately $42 million. If production levels change in the future, the sensitivity of Occidental’s results to oil and gas prices also would change.

Occidental’s results are also sensitive to fluctuations in chemical prices; however, changes in cost usually offset part of the effect of price changes on margins. If chlorine and caustic soda prices vary by $10/ton, it would have approximately a $15 million and $30 million, respectively, pre-tax annual effect on income. If PVC prices vary by $.01/lb, it would have approximately a $25 million pre-tax annual effect on income. If EDC prices vary by $10/ton, it would have approximately a $5 million pre-tax annual effect on income. Historically, price changes either precede or follow raw material and feedstock price changes; therefore, the margin improvement of price changes can be mitigated. According to Chemical Market Associates, Inc., December 2005 average contract prices were: chlorine—$358/ton, caustic soda—$455/ton, PVC—$0.645/lb and EDC—$250/ton.

Marketing and Trading Operations

Occidental periodically uses different types of derivative instruments to achieve the best prices for oil and gas. Derivatives are also used by Occidental to reduce its exposure to price volatility and to mitigate fluctuations in commodity-related cash flows. Occidental enters into low-risk marketing and trading activities through its separate marketing organization, which operates under established policy controls and procedures. With respect to derivatives used in its oil and gas marketing operations, Occidental utilizes a combination of futures, forwards, options and swaps to offset various physical transactions. Occidental's use of derivatives in marketing and trading activities relates primarily to managing cash flows from third-party purchases, which includes Occidental’s periodic gas storage activities.

Risk Management

Occidental conducts its risk management activities for energy commodities (which include buying, selling, marketing, trading, and hedging activities) under the controls and governance of its Risk Control Policy. The Chief Financial Officer and the Risk Management Committee, comprising members of Occidental's management, oversee these controls, which are implemented and enforced by the Trading Control Officer. The Trading Control Officer provides an independent and separate check on results of marketing and trading activities. Controls for energy commodities include limits on credit, limits on trading, segregation of duties, delegation of authority and a number of other policy and procedural controls.

Fair Value of Marketing and Trading Derivative Contracts

The following tables reconcile the changes in the net fair value of Occidental’s marketing and trading contracts, a portion of which are hedges, during 2005 and 2004 and segregate the open contracts at December 31, 2005 by maturity periods.

In millions	2005		2004
Fair value of contracts outstanding at
beginning of year	$30		$32
Losses (gains) on changes for contracts realized
or otherwise settled during the year	56		(94)
Changes in fair value attributable to changes in
valuation techniques and assumptions	—		—
(Losses) gains or other changes in fair value	(543	) (a)	92
Fair value of contracts outstanding at end of year	$(457)		$30
(a)	Primarily relates to production hedges.

	Maturity Periods
Source of Fair Value	2006	2007 to 2008	2009 to 2010	2011 and thereafter	Total Fair Value
Prices actively quoted	$(42)	$(42)	$4	$5	$(75)
Prices provided by
other external
sources	1	(15)	7	(4)	(11)
Prices based on
models and other
valuation methods (a)	(42)	(133)	(137)	(59)	(371)
TOTAL	$(83)	$(190)	$(126)	$(58)	$(457)
(a)

The underlying prices utilized for the 2006 and 2007 fair value calculation of the options are based on monthly NYMEX published prices. The underlying prices for years 2008 through 2011 are based on the year-end NYMEX published prices, as published monthly prices are not available. These prices are input into an industry standard options pricing model to determine fair value.

Production Hedges

During the first quarter of 2005, Occidental entered into a series of fixed price swaps and costless collar agreements that qualify as cash-flow hedges for the sale of its crude oil production. These hedges, which began in July 2005 and continue to the end of 2011, hedge less than 4 percent of Occidental’s 2005 crude oil production. Information about these cash-flow hedges, which are included in the total fair value of ($457) million in the table above, is presented in a tabular presentation below.

	Crude Oil Fixed Price Swaps		Crude Oil Costless Collars
(Volumes in MBL/day)	Daily Volume	Average Price	Daily Volume	Average Floor	Average Cap
2006	10	$41.61	6	$41.33	$48.05
2007	8	$40.04	7	$40.43	$45.21
2008	—	—	14	$34.07	$47.47
2009	—	—	13	$33.15	$47.41
2010	—	—	12	$33.00	$46.35
2011	—	—	12	$32.92	$46.27

($ millions)	Crude Oil Fixed Price Swaps	Crude Oil Costless Collars	Total
Fair Value Liability (a)	($142)	($362)	($504)
(a)	Fair value at December 31, 2005

Quantitative Information

Occidental uses value at risk to estimate the potential effects of changes in fair values of commodity-based derivatives and commodity contracts used in marketing and trading activities. This method determines the maximum potential negative short-term change in fair value with a 95-percent level of confidence. The marketing and trading value at risk was immaterial during all of 2005.

Interest Rate Risk

General

Occidental's exposure to changes in interest rates relates primarily to its long-term debt obligations. In 2005, Occidental terminated all of its interest-rate swaps that were accounted for as fair-value hedges. These hedges had effectively converted approximately $1.7 billion of fixed-rate debt to variable-rate debt. The fair value of the swaps at termination resulted in a gain of approximately $20 million, which is being amortized into income over the remaining life of the previously hedged debt. The amount of interest expense recorded in the income statement was lower, as a result of the swaps and amortization of the deferred gain, by approximately $21 million, $56 million and $58 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Occidental was a party to a series of forward interest-rate locks, which qualified as cash-flow hedges. The hedges were related to the construction of a cogeneration plant leased by Occidental that was completed in December 2002. The unamortized loss on the hedges at December 31, 2005 was approximately $19 million after-tax, which is recorded in accumulated OCI and is being recognized in earnings over the lease term of 26 years on a straight-line basis.

Certain of Occidental's equity investees have entered into additional derivative instruments that qualify as cash-flow hedges. Occidental reflects its proportionate share of these cash-flow hedges in OCI.

Tabular Presentation of Interest Rate Risk

In millions of U.S. dollars, except rates

The table below provides information about Occidental's debt obligations which are sensitive to changes in interest rates. Debt amounts represent principal payments by maturity date.

Year of Maturity	U.S. Dollar Fixed-Rate Debt	U.S. Dollar Variable-Rate Debt	Grand Total (a)
2006	$46	$—	$46
2007	157	—	157
2008	405	—	405
2009	221	299	520
2010	265	—	265
2011	—	68	68
Thereafter	1,402	47	1,449
TOTAL	$2,496	$414	$2,910
Average interest rate	7.38%	4.11%	6.91%
Fair Value	$2,939	$414	$3,353
(a)	Excludes $4 million of unamortized debt discounts and $13 million of net unamortized gains related to the settled interest-rate swaps.

Credit Risk

Occidental’s energy contracts are spread among several counterparties. Creditworthiness is reviewed before doing business with a new counterparty and on an ongoing basis. Occidental monitors aggregated counterparty exposure relative to credit limits, and manages credit-enhancement issues. Credit exposure for each customer is monitored for outstanding balances, current month activity, and forward mark-to-market exposure and losses associated with credit risk have been immaterial.

Foreign Currency Risk

A few of Occidental’s foreign operations have currency risk. Occidental manages its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes. Most international crude oil sales are denominated in U.S. dollars. Additionally, all of Occidental’s oil and gas consolidated foreign entities have the U.S. dollar as the functional currency. At December 31, 2005 and 2004, Occidental had not entered into any foreign currency derivative instruments. The effect of exchange-rate transactions in foreign currencies is included in periodic income and is immaterial.

SAFE HARBOR DISCUSSION REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA

Portions of this report, including Items 1 and 2 and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the information under the sub captions "Strategy," "Oil and Gas Segment — Industry Outlook," and "Chemical Segment — Industry Outlook," contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Words such as "estimate," "project," "predict," "will," "anticipate," "plan," "intend," "believe," "expect" or similar expressions that convey the uncertainty of future events or outcomes generally identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements as a result of new information, future events or otherwise. Risks that may affect Occidental’s results of operations and financial position appear in Part I, Item 1A “Risk Factors.”

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S ANNUAL ASSESSMENT OF AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Occidental Petroleum Corporation (Occidental) is responsible for establishing and maintaining adequate internal control over financial reporting. Occidental’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Occidental’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Occidental’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Occidental’s receipts and expenditures are being made only in accordance with authorizations of Occidental’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Occidental’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of Occidental’s internal control system as of December 31, 2005 based on the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2005, Occidental’s system of internal control over financial reporting is effective.

Occidental’s independent auditors, KPMG LLP, have issued an attestation report on management’s assessment of Occidental’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders

Occidental Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As explained in Note 4 to the consolidated financial statements, effective July 1, 2005, the Company changed its method of accounting for share-based payments. Effective January 1, 2003, the Company changed its method of accounting for inventories purchased from third parties and its method of accounting for asset retirement obligations. Effective April 1, 2003, the Company changed its method of accounting for the consolidation of variable interest entities. Effective July 1, 2003, the Company changed its method of accounting for certain financial instruments with characteristics of both liabilities and equity.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Occidental Petroleum Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Los Angeles, California

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders

Occidental Petroleum Corporation:

We have audited management's assessment, included in the accompanying Management’s Annual Assessment of and Report on Occidental’s Internal Control Over Financial Reporting, that Occidental Petroleum Corporation and its subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.

Los Angeles, California

February 28, 2006

Consolidated Statements of Income In millions, except per-share amounts	Occidental Petroleum Corporation and Subsidiaries

For the years ended December 31,	2005	2004	2003
REVENUES
Net sales	$15,208	$11,368	$9,240
Interest, dividends and other income	181	144	89
Gains on disposition of assets, net	870	1	32
	16,259	11,513	9,361
COSTS AND OTHER DEDUCTIONS
Cost of sales (excludes depreciation, depletion and amortization of
$1,445 in 2005, $1,263 in 2004 and $1,137 in 2003)	5,534	4,509	3,897
Selling, general and administrative and other operating expenses	1,415	1,008	852
Total depreciation, depletion and amortization	1,485	1,303	1,175
Environmental remediation	62	59	63
Exploration expense	337	219	139
Interest and debt expense, net	293	260	332
	9,126	7,358	6,458
INCOME BEFORE TAXES AND OTHER ITEMS	7,133	4,155	2,903
Provision for domestic and foreign income and other taxes	2,020	1,708	1,231
Minority interest	73	75	62
(Income) loss from equity investments	(232)	(113)	9
Gain on Lyondell stock issuance	—	(121)	—
INCOME FROM CONTINUING OPERATIONS	5,272	2,606	1,601
Discontinued operations, net	6	(38)	(6)
Cumulative effect of changes in accounting principles, net	3	—	(68)
NET INCOME	$5,281	$2,568	$1,527
BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$13.07	$6.59	$4.17
Discontinued operations, net	0.01	(0.10)	(0.01)
Cumulative effect of changes in accounting principles, net	0.01	—	(0.18)
BASIC EARNINGS PER COMMON SHARE	$13.09	$6.49	$3.98
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$12.89	$6.50	$4.12
Discontinued operations, net	0.01	(0.10)	(0.01)
Cumulative effect of changes in accounting principles, net	0.01	—	(0.18)
DILUTED EARNINGS PER COMMON SHARE	$12.91	$6.40	$3.93
DIVIDENDS PER COMMON SHARE	$1.29	$1.10	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets In millions	Occidental Petroleum Corporation and Subsidiaries

Assets at December 31,	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$2,189	$1,199
Short-term investments	252	250
Trade receivables, net of reserves of $27 in 2005 and 2004	2,571	1,882
Receivables from joint ventures, partnerships and other	570	353
Inventories	735	545
Prepaid expenses and other	257	202
Total current assets	6,574	4,431
LONG-TERM RECEIVABLES, NET	377	239
INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,209	1,727
PROPERTY, PLANT AND EQUIPMENT
Oil and gas segment, successful efforts method	22,275	18,314
Chemical segment	4,869	4,476
Corporate and other	478	469
	27,622	23,259
Accumulated depreciation, depletion and amortization	(10,088)	(8,626)
	17,534	14,633
OTHER ASSETS	414	361
	$26,108	$21,391

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets In millions, except share amounts	Occidental Petroleum Corporation and Subsidiaries

Liabilities and Stockholders’ Equity at December 31,	2005	2004
CURRENT LIABILITIES
Current maturities of long-term debt and capital lease liabilities	$46	$459
Accounts payable	2,069	1,557
Accrued liabilities	1,635	1,034
Dividends payable	147	110
Domestic and foreign income taxes	383	263
Total current liabilities	4,280	3,423
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND UNAMORTIZED DISCOUNT	2,873	3,345
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	962	1,248
Other	2,621	2,498
	3,583	3,746
CONTINGENT LIABILITIES AND COMMITMENTS
MINORITY INTEREST	340	327
STOCKHOLDERS’ EQUITY
Common stock, $.20 par value; authorized 500 million shares;
outstanding shares: 2005 — 402,215,025 and 2004 — 396,727,424	80	79
Treasury stock: 2005 — 96,781 shares and 2004 — 0 shares	(8)	—
Additional paid-in capital	4,908	4,652
Retained earnings	10,425	5,664
Accumulated other comprehensive income	(373)	155
	15,032	10,550
	$26,108	$21,391

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity In millions	Occidental Petroleum Corporation and Subsidiaries

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2002	$75	$—	$3,967	$2,303	$(27)
Net income	—	—	—	1,527	—
Other comprehensive income, net of tax	—	—	—	—	77
Dividends on common stock	—	—	—	(300)	—
Issuance of common stock	—	—	11	—	—
Exercises of options and other, net	2	—	294	—	—
Balance, December 31, 2003	$77	$—	$4,272	$3,530	$50
Net income	—	—	—	2,568	—
Other comprehensive income, net of tax	—	—	—	—	105
Dividends on common stock	—	—	—	(434)	—
Issuance of common stock	—	—	8	—	—
Exercises of options and other, net	2	—	372	—	—
Balance, December 31, 2004	$79	$—	$4,652	$5,664	$155
Net income	—	—	—	5,281	—
Other comprehensive income, net of tax	—	—	—	—	(528)
Dividends on common stock	—	—	—	(520)	—
Issuance of common stock	—	—	16	—	—
Exercises of options and other, net	1	—	240	—	—
Purchases of treasury stock	—	(8)	—	—	—
Balance, December 31, 2005	$80	$(8)	$4,908	$10,425	$(373)

Consolidated Statements of Comprehensive Income

In millions

For the years ended December 31,	2005	2004	2003
Net income	$5,281	$2,568	$1,527
Other comprehensive income(loss) items:
Foreign currency translation adjustments (a)	(13)	3	38
Derivative mark-to-market adjustments (b)	(330)	7	2
Minimum pension liability adjustments (c)	(1)	—	13
Reclassification of realized gains (d)	(463)	—	—
Unrealized gains on securities (e)	279	95	24
Other comprehensive (loss) income, net of tax	(528)	105	77
Comprehensive income	$4,753	$2,673	$1,604
(a)	Net of tax of $13, $(1) and $15 in 2005, 2004 and 2003, respectively.
(b)	Net of tax of $188, $4 and $1 in 2005, 2004 and 2003, respectively.
(c)	Net of tax of $0, $0 and $7 in 2005, 2004 and 2003, respectively.
(d)	Net of tax of $264 in 2005. Amount represents the recognition of the gain due to Valero Energy Corporation’s acquisition of Premcor, Inc. and the subsequent sale of the Valero shares.
(e)	Net of tax of $165, $51 and $13 in 2005, 2004 and 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows In millions	Occidental Petroleum Corporation and Subsidiaries

For the years ended December 31,	2005	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Income from continuing operations	$5,272	$2,606	$1,601
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation, depletion and amortization of assets	1,485	1,303	1,175
Reversal of tax reserves	(954)	(47)	—
Deferred income tax (benefit) provision	(75)	170	65
Other noncash charges to income	881	467	319
Gains on disposition of assets, net	(870)	(1)	(32)
(Income) loss from equity investments	(232)	(113)	9
Gain on Lyondell stock issuance	—	(121)	—
Dry hole and impairment expense	242	159	80
Changes in operating assets and liabilities:
Increase in accounts and notes receivable	(689)	(1,081)	(223)
Increase in inventories	(127)	(94)	(2)
Increase in prepaid expenses and other assets	(37)	(57)	(48)
Increase in accounts payable and accrued liabilities	489	725	84
Increase in current domestic and foreign income taxes	202	130	231
Other operating, net	(250)	(168)	(185)
Net cash provided by operating activities	5,337	3,878	3,074
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(2,423)	(1,843)	(1,600)
Sale of businesses and disposal of property, plant and equipment, net	185	9	70
Purchase of businesses, net	(2,126)	(208)	(351)
Purchase of short-term investments	(185)	(260)	(122)
Sale of short-term investments	183	120	12
Sales of equity investments and available-for-sale investments	1,122	—	—
Equity investments and other, net	83	(246)	(140)
Net cash used by investing activities	(3,161)	(2,428)	(2,131)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	236	60	297
Payments of long-term debt and capital lease liabilities	(1,134)	(239)	(631)
Proceeds from issuance of common stock	13	7	10
Purchase of treasury stock	(8)	—	—
Repurchase of trust preferred securities	—	(466)	(2)
Cash dividends paid	(483)	(424)	(392)
Stock options exercised	126	238	200
Excess tax benefits related to share-based payments	36	—	—
Other financing, net	28	—	2
Net cash used by financing activities	(1,186)	(824)	(516)
Increase in cash and cash equivalents	990	626	427
Cash and cash equivalents—beginning of year	1,199	573	146
Cash and cash equivalents—end of year	$2,189	$1,199	$573

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of OPC, entities in which it owns a majority voting interest, variable-interest entities (VIE) in which it is the primary beneficiary and its undivided interests in oil and gas exploration and production ventures. Occidental's proportionate share of oil and gas exploration and production ventures, in which it has a direct working interest, is accounted for by reporting its proportionate share of assets, liabilities, revenues, costs and cash flows within the relevant lines on the balance sheets, income statements and cash flow statements.

In addition, certain financial statements, notes and supplementary data for prior years have been reclassified to conform to the 2005 presentation.

INVESTMENTS IN UNCONSOLIDATED ENTITIES

Investments in unconsolidated entities include both equity method and available-for-sale investments. Amounts representing Occidental’s percentage interest in the underlying net assets of affiliates (excluding undivided interests in oil and gas exploration and production ventures) in which it does not have a majority voting interest but as to which it exercises significant influence, are accounted for under the equity method. Occidental records its share of gains or losses that arise from equity-method investee stock issuances in the income statement. Occidental reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in value has occurred. The amount of impairment, if any, is based on quoted market prices, where available, or other valuation techniques, including discounted cash flows.

Investments in which Occidental does not exercise significant influence are accounted for as available-for-sale investments and are carried at fair value, based on quoted market prices, with unrealized gains and losses reported in other comprehensive income (OCI), net of taxes, until such investment is realized. In disposal, the accumulated unrealized gain or loss included in OCI is transferred to income.

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

RISKS AND UNCERTAINTIES

The process of preparing consolidated financial statements in conformity with United States generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts, generally not by material amounts. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of Occidental’s financial position and results of operations.

Included in the accompanying consolidated balance sheet are deferred tax assets of $1.1 billion as of December 31, 2005, the noncurrent portion of which is netted against deferred income tax liabilities. Realization of these assets is dependent upon Occidental generating sufficient future taxable income. Occidental expects to realize the recorded deferred tax assets through future operating income and reversal of taxable temporary differences.

The accompanying consolidated financial statements include assets of approximately $5.2 billion as of December 31, 2005, and net sales of approximately $4.4 billion for the year ended December 31, 2005, relating to Occidental’s operations in countries outside North America. Some of these countries may be considered politically and economically unstable. These assets and the related operations are subject to the risk of actions by governmental authorities and insurgent groups. Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would seek compensation in the event of nationalization.

Since Occidental’s major products are commodities, significant changes in the prices of oil and gas and chemical products may have a significant impact on Occidental’s results of operations for any particular year.

Also, see "Property, Plant and Equipment" below.

CASH AND CASH EQUIVALENTS

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash. Cash equivalents totaled approximately $2.2 billion and $1.2 billion at December 31, 2005 and 2004, respectively.

SHORT-TERM INVESTMENTS

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

INVENTORIES

For the oil and gas segment, materials and supplies are valued at the lower of average cost or market. Inventories are reviewed periodically for obsolescence. Oil and natural gas liquids (NGLs) inventories and natural gas trading and storage inventory are valued at the lower of cost or market.

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

Occidental uses the successful efforts method to account for its oil and gas properties. Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Occidental's practice is to expense the costs of such exploratory wells if a determination of proved reserves has not been made within a twelve-month period after drilling is complete. Occidental has no proved oil and gas reserves for which the determination of commercial viability is subject to the completion of major additional capital expenditures. Annual lease rentals and exploration, geological, geophysical and seismic costs are expensed as incurred.

The following table summarizes the activity of capitalized exploratory well costs for the past three years:

In millions	2005	2004	2003
Balance — Beginning of Year	$23	$9	$3
Additions to capitalized exploratory well costs pending the determination of proved
reserves	46	22	7
Reclassifications to property, plant and equipment based on the determination of proved
reserves	(9)	(4)	—
Capitalized exploratory well costs charged to expense	(14)	(4)	(1)
Balance — End of Year	$46	$23	$9

The cost related to exploratory wells that have been capitalized longer than a twelve-month period was immaterial for 2005, 2004 and 2003.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and NGLs that geological and engineering data demonstrate, with reasonable certainty, can be recovered in future years from known reservoirs under existing economic and operating conditions considering future production and development costs. Depreciation and depletion of oil and gas producing properties is determined by the unit-of-production method.

The carrying value of Occidental’s property, plant and equipment (PP&E) is based on the cost incurred to acquire the PP&E, net of accumulated depreciation, depletion and amortization (DD&A) and net of any impairment charges. For acquisitions of a business, PP&E is determined by an allocation of total purchase price to the components on a relative fair-value basis. Occidental is required to perform impairment tests on its assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets. Occidental assesses assets for impairment by comparing undiscounted future cash flows of an asset to its carrying value. Impaired assets are written down to their estimated fair values, generally their estimated discounted future net pre-tax cash flows.

A portion of the carrying value of Occidental’s oil and gas properties are attributable to unproved properties. At December 31, 2005, the capitalized costs attributable to unproved properties, net of accumulated valuation allowance, were $788 million. These costs are not currently being depreciated or depleted. As exploration and development work progresses and the reserves on these properties are proven, capitalized costs attributable to the properties will be subject to depreciation and depletion. If the exploration and development work were to be unsuccessful, the capitalized costs of the properties related to this unsuccessful work would be expensed in the year in which the determination was made. The timing of any writedowns of these unproven properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results. Occidental believes its exploration and development efforts will allow it to realize the unproved property balance.

Chemical

Occidental’s chemical plants are depreciated using either the unit-of-production or straight-line method based upon the estimated useful life of the facilities.

The estimated useful lives of Occidental’s chemical assets, which range from 3 years to 50 years, are used to compute depreciation expense and are also used for impairment tests. The estimated useful lives used for the chemical facilities are based on the assumption that Occidental will provide an appropriate level of annual expenditures to ensure productive capacity is sustained. Without these continued expenditures, the useful lives of these plants could significantly decrease. Other factors which could change the estimated useful lives of Occidental’s chemical plants include sustained higher or lower product prices, which are particularly affected by both domestic and foreign competition, feedstock costs, energy prices, environmental regulations, competition and technological changes.

Occidental performs impairment tests on its chemical assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets. Occidental compares the undiscounted future cash flows of an asset to its carrying value. The key factors that could significantly affect future cash flows are future product prices, which are particularly affected by both domestic and foreign competition, feedstock costs, energy costs, significantly increased regulation and remaining estimated useful life. Impaired assets are written down to their estimated fair values.

Due to a temporary decrease in demand for some of its products, Occidental temporarily idled an ethylene dichloride (EDC) plant in June 2001 and a chlor-alkali plant in December 2001. Subsequent to the purchase of the Vulcan Materials Company (Vulcan) chemical assets, Occidental reviewed all of its chemical assets and decided to close its least competitive plants and upgrade the remaining operations. As a result of this review, Occidental recorded a $139 million pre-tax charge for the write-off of these two previously idled chemical plants and one currently operated plant and an additional pre-tax charge of $20 million for the writedown of another chemical plant in 2005.

ACCRUED LIABILITIES—CURRENT

Accrued liabilities include accrued payroll, commissions and related expenses of $304 million and $246 million at December 31, 2005 and 2004, respectively.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Reserves for estimated costs that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. The environmental reserves are based on management’s estimate of the most likely cost to be incurred and are reviewed periodically and adjusted as additional or new information becomes available. Environmental reserves are recorded on a discounted basis only when a reserve is initially established and the aggregate amount of the estimated costs for a specific site and the timing of cash payments are reliably determinable. The reserve methodology for a specific site is not modified once it has been established. Recoveries and reimbursements are recorded in income when receipt is probable. For the years ended December 31, 2005 and 2004, Occidental has not accrued any reimbursements or indemnification recoveries for environmental remediation matters as assets.

Many factors could result in changes to Occidental’s environmental reserves and reasonably possible range of loss. The most significant are:

➢	The original cost estimate may have been inaccurate.
➢

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

➢

The remedial measure might take more or less time than originally anticipated to achieve the required contaminant reduction. Site-specific time estimates can be affected by factors such as groundwater capture rates, anomalies in subsurface geology, interactions between or among water-bearing zones and non-water-bearing zones, or the ability to identify and control contaminant sources.

➢	The regulatory agency might ultimately reject or modify Occidental’s proposed remedial plan and insist upon a different course of action.

Additionally, other events might occur that could affect Occidental’s future remediation costs, such as:

➢

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

➢

Improved remediation technology might decrease the cost of remediation. In particular, for groundwater remediation sites with projected long-term operation and maintenance, the development of more effective treatment technology, or acceptance of alternative and more cost-effective treatment methodologies such as bioremediation, could significantly affect remediation costs.

➢	Laws and regulations might change to impose more or less stringent remediation requirements.

At sites involving multiple parties, Occidental provides environmental reserves based upon its expected share of liability. When other parties are jointly liable, the financial viability of the parties, the degree of their commitment to participate and the consequences to Occidental of their failure to participate are evaluated when estimating Occidental's ultimate share of liability. Based on these factors, Occidental believes that it will not be required to assume a share of liability of other potentially responsible parties, with whom it is alleged to be jointly liable, in an amount that would have a material effect on Occidental’s consolidated financial position, liquidity or results of operations.

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

In addition to the costs of investigating and implementing remedial measures, which often take in excess of ten years at CERCLA sites, Occidental’s reserves include management’s estimates of the cost of operation and maintenance of remedial systems. To the extent that the remedial systems are modified over time in response to significant changes in site-specific data, laws, regulations, technologies or engineering estimates, Occidental reviews and changes the reserves accordingly on a site-specific basis.

ASSET RETIREMENT OBLIGATIONS

Occidental recognizes the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred or becomes reasonably estimable and if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of its useful life. The liability amounts are based on future retirement cost estimates and incorporate many assumptions such as expected economic recoveries of oil and gas, time to abandonment, future inflation rates and the adjusted risk free rate of interest. When the liability is initially recorded, Occidental capitalizes the cost by increasing the related PP&E balances. Over time, the liability is increased and expense is recognized for the change in its present value, and the initial capitalized cost is depreciated over the useful life of the asset. No market risk premium has been included in Occidental’s liability since no reliable estimate can be made at this time. See Note 4.

The following table summarizes the activity of the asset retirement obligation, of which $228 million and $199 million is included in deferred credits and other liabilities - other, with the remaining current portion in accrued liabilities at December 31, 2005 and 2004, respectively.

For the years ended December 31, (in millions)	2005	2004
Beginning balance	$206	$167
Liabilities incurred	4	21
Liabilities settled	(6)	(9)
Accretion expense	15	12
Acquisitions and other	24	18
Revisions to estimated cash flows	(10)	(3)
Ending balance	$233	$206

DERIVATIVE INSTRUMENTS

All derivative instruments required to be marked-to-market under Statement of Financial Accounting Standards (SFAS) No. 133, as amended, are carried at fair value. The related assets are included in receivables from joint ventures, partnerships and other and long-term receivables. The related liabilities are included in accrued liabilities and deferred credits and other liabilities — other. Occidental classifies its fair value swap interest receipts as reductions of interest expense. Cash flow hedge realized gains and losses, and any ineffectiveness, are classified within the net sales line item. Gains and losses are netted in the income statement and are netted on the balance sheets when a right of offset exists.

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

A hedge is regarded as highly effective and qualifies for hedge accounting if, at inception and throughout its life, it is expected that changes in the fair value or cash flows of the hedged item are almost fully offset by the changes in the fair value or changes in cash flows of the hedging instrument and actual effectiveness is within a range of 80 percent to 125 percent. In the case of hedging a forecasted transaction, the transaction must be highly probable and must present an exposure to variations in cash flows that could ultimately affect reported net income or loss. Occidental discontinues hedge accounting when it is determined that a derivative has ceased to be highly effective as a hedge; when the derivative expires, or is sold, terminated, or exercised; when the hedged item matures or is sold or repaid; when a forecasted transaction is no longer deemed highly probable; or when the derivative is no longer designated as a hedge.

FINANCIAL INSTRUMENTS FAIR VALUE

Occidental values financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. The carrying value of other on-balance-sheet financial instruments, other than fixed-rate debt, approximates fair value, and the cost, if any, to terminate off-balance-sheet financial instruments is not significant.

STOCK-BASED INCENTIVE PLANS

Occidental has established several shareholder-approved stock-based incentive plans for certain employees (Plans) that are more fully described in Note 12. Beginning July 1, 2005, Occidental accounted for those Plans under SFAS No. 123R, “Share Based Payments.” Prior to July 1, 2005, Occidental applied the APB Opinion No. 25 intrinsic value accounting method for its stock-based incentive plans. A summary of Occidental’s accounting policy under each method follows below.

SFAS No. 123R

For restricted stock units (RSUs), compensation expense is measured on the grant date using the quoted market price of Occidental’s common stock. For stock options (Options) and performance stock awards (PSAs), compensation expense is measured on the grant date using valuation models. Compensation expense for RSUs, Options and PSAs, is recognized on a straight-line basis over the requisite service periods, which is generally over the awards’ respective vesting periods. For the PSAs, every quarter until vesting, the cash settled portion is revalued using valuation models and the stock settled portion is adjusted for any change in the number of shares expected to be issued based on the performance criteria. Any change in fair value is recognized as compensation expense. For stock appreciation rights (SARs), compensation expense is initially measured on the grant date using a valuation model. For cash settled SARs, compensation expense is recorded on the accelerated amortization method over the vesting period and changes in the fair value between the date of grant and through when the cash-settled SARs are exercised are recognized as compensation expense.

APB Opinion No. 25

Through June 30, 2005, compensation expense for Options and RSUs, if any, was measured as the difference between the quoted market price of Occidental's stock at the grant date, less the amount that the employee must pay to acquire the stock. Any compensation expense for these awards was recognized on a straight-line basis over the vesting periods of the respective awards. For PSAs, compensation expense was measured for each period based on the number of shares expected to vest and the changes in the quoted market value of Occidental's stock during the vesting period. PSAs compensation expense or benefit, as applicable, was recognized on a straight-line basis over the vesting periods of the awards. Compensation expense for SARs, which was recorded on the accelerated amortization method over the vesting period, was measured as the amount by which the quoted market value of Occidental's stock exceeded the SAR exercise price. The effect of changes in Occidental's share price between the date of grant and the date when the SARs were exercised or expired was recognized as compensation expense in each period.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments, net of refunds, during the years 2005, 2004 and 2003 included federal, foreign and state income taxes of approximately $1.844 billion, $931 million and $538 million, respectively. Interest paid (net of interest capitalized) totaled approximately $253 million, $205 million and $310 million for the years 2005, 2004 and 2003, respectively. (See Note 3 for detail of noncash investing and financing activities regarding certain acquisitions.)

FOREIGN CURRENCY TRANSACTIONS

The functional currency applicable to all of Occidental’s foreign oil and gas operations is the U.S. dollar since cash flows are denominated principally in U.S. dollars. Occidental’s chemical operations in Brazil use the Real as the functional currency. Exchange-rate changes on transactions denominated in nonfunctional currencies generated losses of $9 million in 2005, $13 million in 2004 and $3 million in 2003.

NOTE 2    DERIVATIVE ACTIVITIES INCLUDING FAIR VALUE OF FINANCIAL INSTRUMENTS

Occidental's market risk exposures relate mainly to commodity prices and, to a lesser extent, interest rates and foreign currency exchange rates. Occidental periodically enters into derivative instrument transactions to reduce these price and rate fluctuations. A derivative is an instrument that, among other characteristics, derives its value from changes in another instrument or variable.

In general, the fair value recorded for derivative instruments is based on quoted market prices, dealer quotes and the Black Scholes or similar valuation models.

COMMODITY PRICE RISK

General

Occidental’s results are sensitive to fluctuations in crude oil and natural gas prices.

Marketing and Trading Operations

Occidental periodically uses different types of derivative instruments to achieve the best prices for oil and gas. Derivatives are also used by Occidental to reduce its exposure to price volatility and mitigate fluctuations in commodity-related cash flows. Occidental enters into low-risk marketing and trading activities through its separate marketing organization, which operates under established policy controls and procedures. With respect to derivatives used in its oil and gas marketing operations, Occidental utilizes a combination of futures, forwards, options and swaps to offset various physical transactions. Occidental's use of derivatives in marketing and trading activities primarily relates to managing cash flows from third-party purchases, which includes Occidental’s periodic gas storage activities.

Production Hedges

During the first quarter of 2005, Occidental entered into a series of fixed price swaps and costless collar agreements that qualify as cash-flow hedges for the sale of its crude oil production. These hedges, which began in July 2005 and continue to the end of 2011, hedge less than 4 percent of Occidental’s 2005 crude oil production.

Fair Value of Marketing and Trading Derivative Contracts

The following tables reconcile the changes in the net fair value of Occidental’s marketing and trading contracts, a portion of which are hedges, during 2005 and 2004 and segregate the open contracts at December 31, 2005 by maturity periods.

In millions	2005		2004
Fair value of contracts outstanding at beginning of year	$30		$32
Losses (gains) on changes for contracts realized or otherwise settled during the year	56		(94)
Changes in fair value attributable to changes in valuation techniques and assumptions	—		—
(Losses) gains or other changes in fair value	(543	) (a)	92
Fair value of contracts outstanding at end of year	$(457)		$30
(a)	Primarily relates to production hedges.

	Maturity Periods
Source of Fair Value	2006	2007 to 2008	2009 to 2010	2011 and thereafter	Total Fair Value
Prices actively quoted	$(42)	$(42)	$4	$5	$(75)
Prices provided by other external sources	1	(15)	7	4	(11)
Prices based on models and other valuation methods (a)	(42)	(133)	(137)	(59)	(371)
TOTAL	$(83)	$(190)	$(126)	$(58)	$(457)
(a)

The underlying prices utilized for the 2006 and 2007 fair value calculation of the options are based on monthly NYMEX published prices. The underlying prices for years 2008 through 2011 are based on the year-end NYMEX published prices, as published monthly prices are not available. These prices are input into an industry standard options pricing model to determine fair value.

INTEREST RATE RISK

General

Occidental is exposed to risk resulting from changes in interest rates and it enters into various derivative financial instruments to manage interest-rate exposure. Interest-rate swaps, forward locks and futures contracts are entered into periodically as part of Occidental’s overall strategy to manage its interest rate risk exposures.

Hedging Activities

In 2005, Occidental terminated all of its interest-rate swaps that were accounted for as fair-value hedges. These hedges had effectively converted approximately $1.7 billion of fixed-rate debt to variable-rate debt. The fair value of the swaps at termination resulted in a gain of approximately $20 million, which is being amortized into income over the remaining life of the previously hedged debt. The amount of interest expense recorded in the income statement was lower, as a result of the swaps and amortization of the deferred gain, by approximately $21 million, $56 million and $58 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Occidental was a party to a series of forward interest-rate locks, which qualified as cash-flow hedges. The hedges were related to the construction of a cogeneration plant leased by Occidental that was completed in December 2002. The unamortized loss on the hedges at December 31, 2005 was approximately $19 million after-tax, which is recorded in accumulated OCI and is being recognized in earnings over the lease term of 26 years on a straight-line basis.

Certain of Occidental's equity investees have entered into additional derivative instruments that qualify as cash-flow hedges. Occidental reflects its proportionate share of these cash-flow hedges in OCI.

CREDIT RISK

Occidental’s energy contracts are spread among several counterparties. Creditworthiness is reviewed before doing business with a new counterparty and on an ongoing basis. Occidental monitors aggregated counterparty exposure relative to credit limits, and manages credit-enhancement issues. Credit exposure for each customer is monitored for outstanding balances, current month activity, and forward mark-to-market exposure and losses associated with credit risk have been immaterial.

FOREIGN CURRENCY RISK

A few of Occidental’s foreign operations have currency risk. Occidental manages its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes. Most international crude oil sales are denominated in U.S. dollars. Additionally, all of Occidental’s oil and gas consolidated foreign entities have the U.S. dollar as the functional currency. At December 31, 2005 and 2004, Occidental had not entered into any foreign currency derivative instruments. The effect of exchange-rate transactions in foreign currencies is included in periodic income and is immaterial.

DERIVATIVE AND FAIR VALUE DISCLOSURES

The following table shows derivative financial instruments included in the consolidated balance sheets:

Balance at December 31, (in millions)	2005	2004
Derivative financial instrument assets
Current	$286	$154
Non-current	178	73
	$464	$227
Derivative financial instrument liabilities
Current	$387	$132
Non-current	564	30
	$951	$162

The following table summarizes net after-tax derivative activity recorded in accumulated OCI (AOCI):

Balance at December 31, (in millions)	2005	2004
Beginning Balance	$(17)	$(24)
Gains (losses) from changes in current cash flow hedges	(289)	24
Amount reclassified to income	(41)	(17)
Ending Balance	$(347)	$(17)

During the next twelve months, Occidental expects that approximately $75 million of net derivative after-tax losses included in AOCI, based on their valuation at December 31, 2005, will be reclassified into earnings. Hedge ineffectiveness did not have a material impact on earnings for the years ended December 31, 2005, 2004 and 2003.

NOTE 3    BUSINESS COMBINATIONS AND ASSET ACQUISITIONS AND DISPOSITIONS

2005

In 2005, Occidental announced the acquisition of Vintage Petroleum, Inc. (Vintage). In January 2006, Occidental completed the Vintage acquisition and paid $1.4 billion to former Vintage shareholders for the cash portion of the merger consideration and issued 28 million shares for the stock portion, which was valued at $2.1 billion. The value of Occidental’s shares was determined by the average share price for the five-day period beginning two days before the acquisition announcement. In addition, Occidental assumed Vintage’s debt, which had an estimated fair market value of $585 million at closing. Occidental intends to divest a portion of these assets.

In 2005, Occidental made several oil and gas producing property acquisitions in the Permian Basin for approximately $1.7 billion in cash. This was partially offset by cash proceeds totaling $171 million from dispositions of a portion of the acquired properties. No gain or loss was recorded for these dispositions.

Occidental suspended all activities in Libya in 1986 as a result of economic sanctions imposed by the United States government. During the imposition of sanctions, Occidental derived no economic benefit from its Libyan interests. In 2004, the United States government lifted all of the principal economic sanctions against Libya. However, Libya continues to be designated as a country supporting international terrorism under section 6(j) of the United States Export Administration Act and, as such, continues to be subject to certain limited sanctions.

On August 11, 2005, the Libyan authorities approved the terms of Occidental’s participation in the assets that it left in 1986, effective as of July 1, 2005. The agreement allows Occidental to return to its Libyan operations on generally the same terms in effect when activities were suspended. Those assets consist of three producing contracts in the Sirte Basin and four exploration blocks. Occidental paid approximately $133 million in re-entry bonuses and capital adjustment and work-in-progress payments and is required to pay $10 million per year while it continues to operate in Libya, as reimbursements for past development costs associated with the historical assets. In addition, Occidental has committed to spend $90 million over the next five years in the four exploration blocks. Currently, Occidental’s rights in the producing fields extend through 2009 and early 2010.

Separately, in early 2005, Occidental participated in the EPSA IV exploration bid round in Libya. Occidental successfully bid on nine of the 15 areas available. Occidental is the operator of five onshore areas and has a 90-percent exploration working interest. In addition, Occidental holds a 35-percent exploration working interest in four offshore areas. Woodside Petroleum Ltd. is the operator for the offshore areas. Occidental paid approximately $90 million in exploration lease bonuses for these nine new areas and committed to spend an additional $125 million over the next five years.

In July 2005, Occidental signed a new production-sharing contract (PSC) for the Mukhaizna oil field with the Government of the Sultanate of Oman. Under the terms of the new PSC, Occidental took over field operations on September 1, 2005, for a cost of $137 million. Occidental holds a 45-percent working interest.

In June 2005, Occidental completed the purchase of three chlor-alkali chemical manufacturing facilities from Vulcan for $214 million in cash, plus contingent payments based upon the future performance of these facilities and the assumption of certain liabilities. In order to facilitate receipt of regulatory approval for this acquisition, Occidental divested one of the facilities.

2004

In January 2004, Occidental acquired a 1,300-mile oil pipeline and gathering system located in the Permian Basin for approximately $143 million in cash.

For strategic and economic reasons, Occidental exited the vinyl specialty resins business by closing the Pottstown, Pennsylvania manufacturing facility (Specialty Resins) effective January 5, 2005, and recorded an after-tax charge of $32 million as of December 31, 2004. Occidental's assets and liabilities related to Specialty Resins are classified as held for sale and as discontinued operations in the income statements for all periods presented. Specialty Resins' net sales included in discontinued operations were $27 million, $98 million and $86 million for 2005, 2004 and 2003, respectively, and net gains (losses) from discontinued operations were $6 million, $(38) million and $(6) million, respectively.

2003

In 2003, Occidental made several oil and gas acquisitions in the Permian Basin for approximately $317 million in cash and sold approximately $34 million of these assets shortly thereafter. No gain or loss was recorded on these sales.

NOTE 4    ACCOUNTING CHANGES

FUTURE ACCOUNTING CHANGES

EITF Issue No. 04-13

In September 2005, the Emerging Issues Task Force (EITF) finalized the provisions of EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, which provides accounting guidance about whether buy/sell arrangements should be accounted for at historical cost and whether these arrangements should be reported on a gross or net basis. Buy/sell arrangements typically are contractual arrangements where the buy and sell agreements are entered into in contemplation of one another with the same counterparty. Occidental reports all buy/sell arrangements on a net basis and at historical cost. This EITF is effective in the first interim period beginning after March 15, 2006, and Occidental will prospectively adopt this statement in the second quarter of 2006. Occidental is currently assessing the effect of EITF Issue No. 04-13, but does not expect it to have a material effect on its financial statements.

RECENTLY ADOPTED ACCOUNTING CHANGES

FIN No. 47

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 specifies the accounting treatment for conditional asset retirement obligations under the provisions of SFAS No. 143. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Occidental has identified conditional asset retirement obligations at a certain number of its facilities that are mainly related to plant decommissioning. Under FIN 47, which Occidental adopted on December 31, 2005, Occidental is required to record the fair value of these conditional liabilities if they can be reasonably estimated. However, Occidental believes that there is an indeterminate settlement date for these asset retirement obligations because the range of time over which Occidental may settle these obligations is unknown or cannot be estimated. Therefore, Occidental cannot reasonably estimate the fair value of these liabilities. Occidental will recognize these conditional asset retirement obligations in the periods in which sufficient information becomes available to reasonably estimate their fair values.

SFAS No. 123R

On July 1, 2005, Occidental early adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments”, under the modified prospective transition method. Since most of Occidental’s existing stock-based compensation was already being recorded in the income statement, Occidental decided to early adopt SFAS 123R, so that the remaining awards would be accounted for in a similar manner. Prior to July 1, 2005, Occidental applied the Accounting Principles Board (APB) Opinion No. 25 intrinsic value accounting method for its stock incentive plans. Under the modified prospective transition method, the fair value recognition provisions apply only to new awards or awards modified after July 1, 2005. Additionally, the fair value of existing unvested awards at the date of adoption is recorded in compensation expense over the remaining requisite service period. Results from prior periods have not been restated. As a result of adopting this statement in the third quarter of 2005, Occidental recorded a $3 million after-tax credit as a cumulative effect of a change in accounting principles. See Note 12 for more information.

FASB Staff Position No. (FSP) FAS 19-1

In April 2005, the FASB issued FASB Staff Position No. (FSP) FAS 19-1, “Accounting for Suspended Well Costs.” FSP FAS 19-1 provides new accounting guidance that specifies when successful efforts companies can capitalize exploratory well costs. The guidance also requires new disclosures related to these costs. FSP FAS 19-1 is effective in the first reporting period beginning after April 4, 2005, and will be applied prospectively to existing and new exploratory well costs. Occidental adopted this statement effective July 1, 2005, and there was no material effect on the financial statements upon adoption. See Note 1 for the new disclosures.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29." SFAS No. 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS No. 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. Occidental adopted this statement in the third quarter of 2005 and there was no material effect on the financial statements upon adoption.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4." SFAS No. 151 clarifies the accounting treatment for various inventory costs and overhead allocations. SFAS No. 151 is effective for inventory costs incurred after July 1, 2005. Occidental adopted this statement in the third quarter of 2005 and it did not have a material effect on the financial statements when adopted.

FSP FAS 106-2

In May 2004, the FASB issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which specifies the accounting and disclosure requirements for the prescription drug benefits that are available under this new plan. Occidental adopted the disclosure provisions of this pronouncement in the second quarter of 2004. See Note 13 for more information.

FIN 46-R (Revised)

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

The initial adoption of SFAS No. 143 on January 1, 2003 resulted in an after-tax charge of $50 million, which was recorded as a cumulative effect of a change in accounting principles. The adoption increased net PP&E by $73 million, increased asset retirement obligations by $151 million and decreased deferred tax liabilities by $28 million.

EITF Issue No. 02-3

In October 2002, Occidental adopted certain provisions of EITF Issue No. 02-3, "Issues involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." As a result of adopting EITF Issue No. 02-3, there were no changes to gross margins, net income, cash flow, or earnings per share for any period; however, net sales and cost of sales were reduced by equal and offsetting amounts to reflect the adoption of this requirement.

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

NOTE 5    INVENTORIES

Inventories of approximately $157 million and $137 million were valued under the LIFO method at December 31, 2005 and 2004, respectively. Inventories consisted of the following:

Balance at December 31, (in millions)	2005	2004
Raw materials	$84	$62
Materials and supplies	195	157
Finished goods	573	380
	852	599
LIFO reserve	(117)	(54)
Total	$735	$545

NOTE 6    LONG-TERM DEBT

Long-term debt consisted of the following:

Balance at December 31, (in millions)	2005	2004
Occidental Petroleum Corporation
7.375% senior notes due 2008 (a)	$408	$417
6.75% senior notes due 2012	371	489
8.45% senior notes due 2029	350	350
9.25% senior debentures due 2019	300	300
4.25% medium-term senior notes due 2010	253	275
10.125% senior debentures due 2009 (a)	222	280
7.2% senior debentures due 2028	200	200
4% medium-term senior notes due 2007 (a)	156	176
8.75% medium-term notes due 2023	100	100
11.125% senior notes due 2010	12	12
8.1% medium-term notes due 2008	10	10
7.65% senior notes, redeemed March 2005 (a)	—	459
5.875% senior notes, redeemed August 2005 (a)	—	293
4.101% medium-term senior notes, redeemed June 2005 (a)	—	75
	2,382	3,436
Subsidiary Debt
3.0% to 7.5% unsecured notes due 2006 through 2018	541	374
	2,923	3,810
Less:
Unamortized discount, net	(4)	(6)
Current maturities	(46)	(459)
TOTAL	$2,873	$3,345
(a)

At December 31, 2005, long-term debt includes unamortized interest rate swap settlement net gains of $13 million. At December 31, 2004, long-term debt includes mark-to-market adjustments due to fair value hedges of $44 million.

On June 18, 2004, Occidental entered into a $1.5 billion five-year revolving bank credit facility (Credit Facility). Up to $200 million of the Credit Facility is available in the form of letters of credit. Borrowings under the Credit Facility bear interest at various benchmark rates, including LIBOR, plus a margin based on Occidental's senior debt ratings. Additionally, Occidental pays an annual facility fee (ranging from 0.08 percent to 0.11 percent in 2005) on the total commitment amount, which is based on Occidental's senior debt ratings. The Credit Facility provides for the termination of the loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur or if Occidental files for bankruptcy. Occidental had not drawn down any amounts on the Credit Facility at December 31, 2005.

In 2005, Occidental recorded $42 million of pre-tax interest charges to redeem all of the outstanding 5.875-percent senior notes, 4.101-percent medium-term senior notes and 7.65-percent senior notes and to purchase in the open market and retire various amounts of Occidental senior notes and unsecured subsidiary notes.

In 2004, Occidental recorded a $3 million pre-tax interest charge related to the open market purchase and retirement of $51 million of its senior notes, and a $3 million pre-tax interest charge, net of a $2 million gain related to the settlement of an interest-rate swap, to redeem all of its $157 million outstanding 6.5-percent senior notes which were due in 2005.

At December 31, 2005, minimum principal payments on long-term debt subsequent to December 31, 2005 aggregated $2,910 million, of which $46 million is due in 2006, $157 million in 2007, $405 million in 2008, $520 million in 2009, $265 million in 2010, $68 million in 2011 and $1,449 million thereafter. These amounts do not include the unamortized discount of $4 million and interest rate swap settlement net gains of $13 million. The unamortized discount is generally being amortized to interest expense on the effective interest method over the lives of the related issuances. The net gains relating to the interest swap settlements are being amortized into income over the remaining lives of the previously hedged debt issues.

At December 31, 2005, under the most restrictive covenants of certain financing agreements, Occidental's capacity for additional unsecured borrowing was approximately $34.6 billion and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $13.0 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowings.

Occidental estimates the fair value of its long-term debt based on the quoted market prices for the same or similar issues or on the yields offered to Occidental for debt of similar rating and similar remaining maturities. The estimated fair values of Occidental’s debt, at December 31, 2005 and 2004, were approximately $3.4 billion and approximately $4.3 billion, respectively, compared with a carrying value of approximately $2.9 billion, and approximately $3.8 billion, respectively.

NOTE 7    LEASE COMMITMENTS

The present value of minimum capital lease payments, net of the current portion, totaled $25 million and $26 million at December 31, 2005 and 2004. These amounts are included in other liabilities.

Operating and capital lease agreements, which include leases for manufacturing facilities, office space, railcars and tanks, frequently include renewal and/or purchase options and require Occidental to pay for utilities, taxes, insurance and maintenance expense.

At December 31, 2005, future net minimum lease payments for capital and operating leases (excluding oil and gas and other mineral leases) were the following:

In millions	Capital	Operating	(a)
2006	$1	$123
2007	1	105
2008	1	86
2009	1	78
2010	1	66
Thereafter	32	799
Total minimum lease payments	37	$1,257
Less:
Imputed interest	(12)
Present value of minimum capital lease payments, net of current portion	$25
(a)

At December 31, 2005, sublease rental amounts included in the future operating lease payments totaled $68 million, as follows (in millions): 2006—$8, 2007—$8, 2008—$8, 2009—$10, 2010—$8 and thereafter—$26.

Rental expense for operating leases, net of sublease rental income, was $142 million in 2005, $120 million in 2004 and $118 million in 2003. Rental expense was net of sublease income of $7 million in 2005, $8 million in 2004 and $8 million in 2003.

Included in both the 2005 and 2004 PP&E accounts were $7 million and $10 million of property leased under capital leases and $6 million and $8 million of related accumulated amortization, respectively.

NOTE 8    ENVIRONMENTAL LIABILITIES AND EXPENDITURES

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

Occidental manages its environmental remediation efforts through a wholly owned subsidiary, Glenn Springs Holdings, Inc., which reports its results directly to Occidental’s corporate management. The following table presents Occidental's environmental remediation reserves, the current portion of which is included in accrued liabilities ($83 million in 2005, $76 million in 2004 and $76 million in 2003) and the remainder in deferred credits and other liabilities — other ($335 million in 2005, $299 million in 2004 and $296 million in 2003). The reserves are grouped by three categories of environmental remediation sites:

$ amounts in millions	2005		2004		2003
	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance
CERCLA & equivalent sites	128	$236	125	$239	131	$240
Active facilities	18	114	16	75	13	79
Closed or sold facilities	39	68	39	61	39	53
TOTAL	185	$418	180	$375	183	$372

The following table shows environmental reserve activity for the past three years:

In millions	2005	2004	2003
Balance - Beginning of Year	$375	$372	$393
Increases to provision including interest accretion	63	60	64
Changes from acquisitions/dispositions	45	6	—
Payments	(71)	(63)	(83)
Other	6	—	(2)
Balance — End of Year	$418	$375	$372

Occidental expects to expend funds equivalent to about half of the current environmental reserve over the next three years and the balance over the next ten or more years. Occidental believes it is reasonably possible that it will continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $420 million beyond the amount accrued. For management’s opinion, refer to Note 9.

CERCLA and Equivalent Sites

At December 31, 2005, OPC or certain of its subsidiaries have been named in 128 CERCLA or state equivalent proceedings, as shown below.

Description ($ amounts in millions)	Number of Sites	Reserve Balance
Minimal/No Exposure (a)	105	$4
Reserves between $1-$10 MM	15	44
Reserves over $10 MM	8	188
TOTAL	128	$236
(a)

Includes 28 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 57 sites where Occidental’s reserves are less than $50,000 each, and 13 sites where reserves are between $50,000 and $1 million each.

The eight sites with individual reserves over $10 million in 2005 include a former copper mining and smelting operation in Tennessee, two closed landfills in western New York, groundwater treatment facilities at four closed chemical plants (Montague, Michigan, Hicksville, New York, western New York and Tacoma, Washington) and replacement of a municipal drinking water treatment plant in western New York.

Active Facilities

Certain subsidiaries of OPC are currently addressing releases of substances from past operations at 18 active facilities. Five facilities — a chemical plant in Louisiana, a phosphorous recovery operation in Tennessee, a chemical plant in Texas, a chemical plant in Kansas and certain oil and gas properties in the southwestern United States — account for 76 percent of the reserves associated with these facilities.

Closed or Sold Facilities

There are 39 sites formerly owned or operated by certain subsidiaries of OPC that have ongoing environmental remediation requirements in which OPC or its subsidiaries are involved. Four sites account for 63 percent of the reserves associated with this group. The four sites are: an active refinery in Louisiana where Occidental indemnifies the current owner and operator for certain remedial actions, a water treatment facility at a former coal mine in Pennsylvania, a closed OxyChem chemical plant in Pennsylvania and a water-treatment facility at a former OxyChem chemical plant in North Carolina.

ENVIRONMENTAL COSTS

Occidental’s costs, some of which may include estimates, relating to compliance with environmental laws and regulations are shown below for each segment:

In millions	2005	2004	2003
Operating Expenses
Oil and Gas	$71	$54	$40
Chemical	67	59	55
	$138	$113	$95
Capital Expenditures
Oil and Gas	$47	$48	$98
Chemical	21	12	15
	$68	$60	$113
Remediation Expenses
Corporate	$62	$59	$63

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

Since April 2004, OxyChem, has been served with eight lawsuits filed in Nicaragua by approximately 2,200 individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. OxyChem is aware of, but has not been served in, 20 additional cases in Nicaragua, which Occidental understands make similar allegations. In the opinion of management, these claims are without merit because, among other things, OxyChem believes that none of the pesticide it manufactured was ever sold or used in Nicaragua. Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. In previous situations, involving other defendants, Nicaraguan courts have proceeded to enter significant judgments against the defendants under that statute. OxyChem has filed a response to the complaints contesting jurisdiction without posting such pre-trial deposit. In December 2004, the judge in one of the cases (the "Osorio Case"), ruled the court had jurisdiction over the defendants, including OxyChem, and that the plaintiffs had waived the requirement of the pre-trial deposit. OxyChem has appealed that portion of the ruling relating to the jurisdiction of the Nicaraguan courts. Thereafter, the trial court ordered defendants, including OxyChem, to file an answer. In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in the case. In August 2005, the judge in the Osorio case entered judgment against several defendants, including OxyChem, for damages totaling approximately $97 million. OxyChem has no assets in Nicaragua and, in the opinion of management, any judgment rendered under the statute, including in the Osorio case, would be unenforceable in the United States.

In September 2004, Occidental received formal notification that Petroecuador, the state oil company of Ecuador, was initiating proceedings to determine if Occidental had violated either its Participation Contract for Block 15 or the Ecuadorian Hydrocarbons Law and whether the alleged violations constitute grounds for terminating the Participation Contract. Block 15 operations represent approximately 7 percent of Occidental's 2005 consolidated production, 4 percent of its proved consolidated reserves, and 2 percent of its total PP&E, net of accumulated DD&A. In August 2005, Petroecuador issued a report recommending that the Minister of Energy declare the termination of Occidental’s Participation Contract for Block 15. The principal allegation stated in the notice and the Petroecuador report is an assertion that Occidental should have obtained government approval for the farmout agreement entered into in 2000. In November 2005, the Minister of Energy, following the procedure set forth in the Ecuadorian Hydrocarbons Law, requested that Occidental respond to the allegations against it. In February 2006, Occidental submitted its response to the Minister of Energy, in which Occidental confirmed its belief that it has complied with all material obligations under the Participation Contract and Ecuadorian law, and that any termination of the contract based upon the stated allegations would be unfounded and would constitute an unlawful expropriation. Occidental has been cooperating with the Ecuadorian authorities in these proceedings, and will continue to strive for an amicable resolution. Occidental currently is unable to determine the outcome of these proceedings, but if there were to be a negotiated settlement, it is probable that the terms would effectively reduce the future profitability of Block 15 operations.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes may arise during the course of such audits as to facts and matters of law. In May 2005, Occidental entered into a closing agreement with the IRS resolving certain foreign tax credit issues as part of the Internal Revenue Service (IRS) audit of tax years 1997-2000. The closing agreement was completed after an extensive IRS review of various complex tax issues and negotiations between Occidental and the IRS. As a result of the closing agreement, Occidental recorded a tax benefit of $619 million in 2005 for the reversal of tax reserves that were previously established for those foreign tax credit issues. In addition, Occidental recorded a tax benefit of $335 million in 2005 due to the reversal of tax reserves no longer required as United States corporate returns for tax years 1998-2000 became closed due to the lapsing of the statute of limitations. These tax benefits did not have a significant current cash effect.

At December 31, 2005, commitments for major capital expenditures during 2006 and thereafter were approximately $804 million.

Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling services, electrical power, steam and certain chemical raw materials. At December 31, 2005, the net present value of the fixed and determinable portion of the obligations under these agreements, which were used to collateralize financings of the respective suppliers, aggregated $27 million, which was payable as follows (in millions): 2006—$12, 2007—$11 and 2008—$4. Fixed payments under these agreements were $17 million in 2005 $19 million in 2004 and $16 million in 2003.

Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities. Some of these commitments, although not fixed or determinable, involve capital expenditures and are part of the $3.0 billion capital expenditures estimated for 2006.

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC and/or its subsidiaries and affiliates will meet their various obligations (guarantees).

At December 31, 2005, the notional amount of the guarantees was approximately $575 million. Of this amount, approximately $475 million relates to Occidental’s guarantee of equity investees’ debt and other commitments. The debt guarantees and other commitments primarily relate to the Dolphin Energy equity investment and the investment in the Ecuador Oleoducto de Crudos Pesados Ltd. (OCP) pipeline. The remaining $100 million relates to various indemnities and guarantees provided to third parties.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2005, Occidental is not aware of circumstances that would lead to future indemnity claims against it for material amounts in connection with these transactions.

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

NOTE 10    DOMESTIC AND FOREIGN INCOME AND OTHER TAXES

The domestic and foreign components of income from continuing operations before domestic and foreign income and other taxes were as follows:

For the years ended December 31, (in millions)	Domestic	Foreign	Total
2005	$4,547	$2,745	$7,292
2004	$2,412	$1,902	$4,314
2003	$1,516	$1,316	$2,832

The provisions(credits) for domestic and foreign income and other taxes from continuing operations consisted of the following:

For the years ended December 31, (in millions)	U.S. Federal	State and Local	Foreign	Total
2005
Current	$612	$132	$1,351	$2,095
Deferred	(64)	(9)	(2)	(75)
	$548	$123	$1,349	$2,020
2004
Current	$697	$50	$791	$1,538
Deferred	182	17	(29)	170
	$879	$67	$762	$1,708
2003
Current	$564	$29	$573	$1,166
Deferred	85	(5)	(15)	65
	$649	$24	$558	$1,231

The 2005 federal income tax provision includes a $619 million tax benefit related to the resolution of foreign tax credit issues with the Internal Revenue Service (IRS) and a $335 million tax benefit due to the reversal of tax reserves no longer required as United States corporate returns for the tax years 1998 – 2000 became closed due to the lapsing of the statute of limitations. The 2005 income tax provision also includes a net $10 million charge related to a state tax issue. The 2004 federal income tax provision includes tax benefits of $47 million resulting from the reversal of tax contingency reserves no longer required due to the settlement of issues with the Internal Revenue Service.

The following is a reconciliation, stated as a percentage of pre-tax income, of the United States statutory federal income tax rate to Occidental’s effective tax rate on income from continuing operations:

For the years ended December 31,	2005	2004	2003
United States federal statutory tax rate	35%	35%	35%
Operations outside the United States (a)	6	5	8
State taxes, net of federal benefit	1	1	1
Reversal of tax reserves	(13)	(1)	—
Other	(1)	—	(1)
Tax rate provided by Occidental	28%	40%	43%
(a)

Included in these figures is the impact of not providing United States taxes on the unremitted earnings of certain foreign subsidiaries. The effect on 2005 and 2004 was insignificant after considering the benefit of foreign tax credits in the United States on such remittances. The effect of this treatment was to reduce the United States federal tax rate by approximately 5 percent in 2003.

The tax effects of temporary differences resulting in deferred income taxes at December 31, 2005 and 2004 were as follows:

	2005		2004
Tax effects of temporary differences (in millions)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, plant and equipment differences	$44	$1,554	$79	$1,417
Investments including partnerships	—	221	—	470
Environmental reserves	184	—	173	—
Postretirement benefit accruals	139	—	132	—
Deferred compensation and fringe benefits	202	—	164	—
Asset retirement obligations	66	—	58	—
Derivatives	184	—	—	32
Foreign tax credit carryforward	132	—	82	—
State income taxes	63	—	50	—
All other	271	97	214	36
Subtotal	1,285	1,872	952	1,955
Valuation allowance	(175)	—	(130)	—
Total deferred taxes	$1,110	$1,872	$822	$1,955

Included in total deferred tax assets was a current portion aggregating $200 million and $115 million as of December 31, 2005 and 2004, respectively, that was reported in prepaid expenses and other.

Occidental has, as of December 31, 2005, foreign tax credit carryforwards of $132 million which expire in varying amounts through 2015 and various state net operating loss carryforwards which have varying carryforward periods through 2025. Occidental established a valuation allowance against these foreign tax credit carryforwards and state net operating losses as the Company believes these assets will not be utilized in the statutory carryforward periods. In addition, Occidental establishes a valuation allowance against deferred tax assets resulting from deductible temporary differences when it believes future benefit is unlikely to be realized.

A deferred tax liability has not been recognized for temporary differences related to Occidental’s investment in certain foreign subsidiaries primarily as a result of unremitted earnings of consolidated subsidiaries aggregating approximately $4.0 billion at December 31, 2005, as it is Occidental’s intention, generally, to reinvest such earnings permanently. If the earnings of these foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $255 million would be required, assuming utilization of available foreign tax credits.

The discontinued operations include an income tax charge of $3 million in 2005, and a benefit of $23 million in 2004 and $4 million in 2003.

The cumulative effect of changes in accounting principles was reduced by an income tax charge of $2 million in 2005 and a benefit of $38 million in 2003.

Additional paid-in capital was credited $74 million in 2005, $75 million in 2004 and $30 million in 2003 for a tax benefit from the exercise of certain stock based compensation awards.

NOTE 11    STOCKHOLDERS’ EQUITY

The following is an analysis of common stock:

(shares in thousands)	Common Stock
Balance, December 31, 2002	377,860
Issued	1,156
Options exercised and other, net	8,032
Balance, December 31, 2003	387,048
Issued	813
Options exercised and other, net	8,866
Balance, December 31, 2004	396,727
Issued	755
Options exercised and other, net	4,733
Balance, December 31, 2005	402,215

NONREDEEMABLE PREFERRED STOCK

Occidental has authorized 50,000,000 shares of preferred stock with a par value of $1.00 per share. At December 31, 2005, 2004 and 2003, Occidental had no outstanding shares of preferred stock.

EARNINGS PER SHARE AND ANTI-DILUTIVE COMPUTATIONS

Basic earnings per share was computed by dividing net income plus, in 2003, the effect of repurchase of trust preferred securities, by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share further assumes the dilutive effect of stock options.

The following are the share amounts used to compute the basic and diluted earnings per share for the years ended December 31:

In millions	2005	2004	2003
Basic Earnings per Share
Weighted average shares outstanding	400.0	392.6	382.5
Vested/unissued restricted units	1.6	1.2	0.4
Deferred shares and other	1.7	1.8	1.0
Basic Shares Outstanding	403.3	395.6	383.9
Diluted Earnings per Share
Basic shares outstanding	403.3	395.6	383.9
Dilutive effect of exercise of options outstanding	4.9	4.7	3.9
Other	0.9	0.8	0.8
Dilutive Shares	409.1	401.1	388.6

ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)

AOCI consisted of the following after-tax amounts:

Balance at December 31, (in millions)	2005	2004
Foreign currency translation adjustments	$(29)	$(15)
Derivative mark-to-market adjustments	(347)	(17)
Minimum pension liability adjustments	3	3
Unrealized gains on securities	—	184
TOTAL	$(373)	$155

NOTE 12    STOCK-BASED INCENTIVE PLANS

Occidental has established several Plans that provide for stock-based awards in the form of Options, restricted stock, RSUs, stock bonuses, SARs, PSAs and dividend equivalents. These awards are granted under the 1995 Incentive Stock Plan (1995 ISP), 2001 Incentive Compensation Plan (2001 ICP) and the 2005 Long-Term Incentive Plans (2005 LTIP). No further awards will be granted under the 1995 ISP and 2001 ICP plans; however, certain 1995 ISP and 2001 ICP award grants were outstanding at December 31, 2005. An aggregate of 17 million shares of Occidental common stock are reserved for issuance under the 2005 LTIP and at December 31, 2005, approximately 14 million shares of Occidental common stock were available for future awards. Occidental also has a 1996 Restricted Stock Plan for Non-Employee Directors (1996 DRSP), under which non-employee directors received awards of restricted stock as additional compensation for their services as members of the Board of Directors. No further awards will be granted under the 1996 DRSP; however, certain 1996 award grants were outstanding at December 31, 2005. All future non-employee director awards will be granted under the 2005 LTIP.

Adoption of SFAS No. 123R

As discussed in Note 1, on July 1, 2005, Occidental changed its method of accounting for stock-based compensation from the APB Opinion No. 25 intrinsic value accounting method to the fair value recognition provisions of SFAS No. 123R. Prior to July 1, 2005, Occidental had already been expensing its SARs, RSUs and PSAs. On July 1, 2005, Occidental began expensing its Options and recording compensation expense for all its other stock-based incentive awards using fair value amounts in accordance with SFAS No. 123R.

The table below summarizes certain stock-based incentive amounts for the year (all amounts in millions):

Year Ended December 31,	2005
Compensation Expense	$186
Income Tax Benefit Recognized in the Income Statement	$68
Intrinsic Value of Options and Stock Settled SAR Exercises	$217
Liabilities Paid (a)	$11
Fair Value of RSUs and PSAs Vested during the Year (b)	$54
(a)	Includes liabilities paid under the cash-settled SARs.
(b)	As measured on the grant date for RSUs and the stock settled portion of PSAs.

As of December 31, 2005, there was $195 million of pre-tax unrecognized compensation expense related to all unvested stock-based incentive award grants. This expense is expected to be recognized over a weighted average period of 2.3 years.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

Certain employees are granted Options that are settled in physical stock and SARs that are settled either only in stock or only in cash. Exercise prices of the Options and SARs are equal to the quoted market value of Occidental’s stock on the grant date. Generally, the Options and SARs vest ratably over three years with a maximum term of ten years. These Options and SARs may be forfeited or accelerated under certain circumstances.

The fair value of each Option or stock settled SAR is estimated on the grant date using the Black Scholes option valuation model. The expected life is estimated based on the actual weighted average life of historical exercise activity of the grantee population at the grant date. The volatility factors are based on the historical volatilities of Occidental common stock over the expected lives as estimated on the grant date. The risk-free interest rate is the implied yield available on zero coupon (US Treasury Strip) T-bills at the grant date with a remaining term equal to the expected life. The dividend yield is the expected annual dividend yield over the expected life, expressed as a percentage of the stock price on the grant date. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive stock-based incentive awards, and subsequent events may not be indicative of the reasonableness of the original estimates of fair value made by Occidental.

The grant date assumptions used in the Black Scholes valuation for Options and stock settled SARs are as follows:

For the years ended December 31,	2005	2004
Assumptions used:
Risk-free interest rate	3.7%	3.4%
Dividend yield	1.5%	2.2%
Volatility factor	27%	21%
Expected life (years)	5.5	3.6

The grant date fair value of each stock settled SAR granted in 2005 was $21.52 and the grant date fair value of each Option granted in 2004 was $8.03. The fair value of the cash-settled SARs is also estimated using the Black Scholes model and is recalculated using updated assumptions each quarter until they are exercised. Changes to the estimated cash-settled SARs fair value are recorded to compensation expense.

The following is a summary of Options and SARs transactions during 2005:

	2005
	Stock Settled SARs & Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (000’s)	Cash Settled SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (000’s)
Beginning balance, January 1, 2005	14,282	$28.99			3,503	$49.32
Granted or issued	1,940	$81.61			—	$—
Exercised	(4,729)	$26.56			(334)	$49.32
Forfeited or expired	(3)	$31.13			(3)	$49.32
Ending balance, December 31, 2005	11,490	$38.87	6.9	$474,461	3,166	$49.32	8.5	$96,752
Exercisable at December 31, 2005	7,361	$28.46	5.9	$378,478	834	$49.32	8.5	$25,487

RESTRICTED STOCK UNITS

Certain employees are awarded the right to receive RSUs that vest between three and five years after grant and can be forfeited or accelerated under certain conditions.

A summary of changes in Occidental’s unvested RSUs during the year ended December 31, 2005, is presented below:

	2005
	RSUs (000’s)	Weighted Average Grant Date Fair Value
Unvested at January 1	1,405	$39.47
Granted or issued	1,116	$81.81
Vested	(629)	$39.70
Forfeitures	(1)	$81.61
Unvested at December 31	1,891	$65.87

PERFORMANCE STOCK

Certain executives are awarded PSAs that vest at the end of the four-year period following the grant date if performance targets are certified as being met, with payouts that range from zero to 200 percent of the target award. In June 2005, the holders of substantially all of Occidental’s unvested PSAs agreed to modify the settlement provisions to provide that the first 100 percent payout will be settled only in physical stock and any payout in excess of 100 percent will be settled only in cash. There was no incremental compensation expense resulting from this modification.

The fair values of the stock settled portion of PSAs are estimated on the grant date using a Monte Carlo simulation model that uses the assumptions noted in the following table. The expected life is based on the vesting period (Term). The volatility factors are based on the historical volatilities of Occidental stock over the Term. The risk-free interest rate is the implied yield available on zero coupon (US Treasury Strip) T-bills at the time of grant with a remaining term equal to the Term. The dividend yield is the expected annual dividend yield over the Term, expressed as a percentage of the stock price on the grant date. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by certain employees who receive stock incentive awards, and subsequent events may not be indicative of the reasonableness of the original estimates of fair value made by Occidental.

The grant-date assumptions used in the Monte Carlo simulation model for stock settled PSAs are as follows:

For the years ended December 31,	2005	2004
Assumptions used:
Risk-free interest rate	3.33%	2.98%
Dividend yield	1.88%	2.46%
Volatility factor	21%	29%
Expected life (years)	4	4

The cash-settled portion of PSAs fair value is also estimated using a Monte Carlo simulation model each quarter, through vesting, using updated assumptions. Changes to cash-settled PSAs fair value are recorded to compensation expense.

A summary of Occidental’s unvested PSAs as of December 31, 2005 and changes during the year ended December 31, 2005, is presented below:

	2005
	Stock Settled Portion of PSAs (000’s)	Weighted Average Grant Date Fair Value (Stock Settled Only)	Cash Settled Portion of PSAs (000’s)
Unvested at January 1 (a)	2,227	$27.04	—
Modification (b)	(769)	—	769
Granted (a)	133	$49.61	133
Vested (c)	(506)	NA	—
Forfeited (d)	(149)	NA	—
Unvested at December 31 (a)	936	$30.30	902
(a)	Unvested awards and award grants are presented at the maximum potential payouts.
(b)

In June 2005, the holders of substantially all of Occidental’s unvested PSAs agreed to modify the settlement provisions to provide that the first 100 percent payout will be settled only in physical stock and any payout in excess of 100 percent will be settled only in cash.

(c)	The 2001 grants vested at the APB Opinion No. 25 settlement value of $61.91 per share.
(d)	Forfeitures primarily represent the PSAs that did not vest since the maximum performance criteria were not met.

PRO-FORMA INFORMATION

As a result of adopting SFAS No. 123R on July 1, 2005, Occidental’s income before income taxes and net income for the year ended December 31, 2005 were approximately $12 million and $8 million lower, respectively, than if it had continued to account for stock incentive compensation under the intrinsic value method. Had Occidental continued to use the intrinsic value method, the effect on Basic and Diluted earnings per share would have been an increase of approximately $.02 per share.

Prior to the adoption of SFAS No. 123R, Occidental presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those stock incentive awards (excess tax benefits) to be classified as financing cash flows. The $36 million excess tax benefit classified as a financing cash inflow for the year ended December 31, 2005, would have been classified as an operating cash inflow if Occidental had not adopted SFAS No. 123R.

The following table shows the pro forma net income and earnings per share that Occidental would have recorded if compensation expense was determined using SFAS No. 123R for these periods. The 2005 pro forma information is provided because Occidental did not adopt SFAS No. 123R until July 1, 2005 (amounts in millions, except per share amounts).

	2005	2004	2003
Net Income	$5,281	$2,568	$1,527
Add: Stock-based compensation included in net income, net of tax, under APB Opinion No. 25	104	47	38
Deduct: Stock-based compensation, net of tax, determined under SFAS No. 123 fair value method	(112)	(61)	(56)
Pro forma net income	$5,273	$2,554	$1,509
Earnings per share:
Basic — as reported	$13.09	$6.49	$3.98
Basic — pro forma	$13.08	$6.46	$3.93
Diluted — as reported	$12.91	$6.40	$3.93
Diluted — pro forma	$12.89	$6.37	$3.88

NOTE 13    RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Occidental has various benefit plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

Defined Contribution Plans

All domestic employees and certain foreign national employees are eligible to participate in one or more of the defined contribution retirement or savings plans that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, age level, and/or employee contributions. Certain salaried employees participate in a supplemental retirement plan that provides restoration of benefits lost due to governmental limitations on qualified retirement benefits. The accrued liabilities for the supplemental retirement plan were $61 million, $60 million and $55 million as of December 31, 2005, 2004 and 2003, respectively, and Occidental expensed $66 million in 2005, $59 million in 2004 and $59 million in 2003 under the provisions of these defined contribution and supplemental retirement plans.

Defined Benefit Plans

Participation in the defined benefit plans is limited and approximately 1,500 domestic and 800 foreign national employees, mainly union, nonunion hourly and certain employees that joined Occidental from acquired operations with grandfathered benefits, are currently accruing benefits under these plans.

Pension costs for Occidental’s defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.

Other Postretirement Benefit Plans

Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. The benefits generally are funded by Occidental as the benefits are paid during the year. The cost of providing these benefits is based on claims filed and insurance premiums paid for the period. The total benefit costs including the postretirement costs were approximately $104 million in 2005, $98 million in 2004, and $94 million in 2003.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Regulations governing the Medical Prescription drug benefit and other key elements of the Medicare Modernization Act were released by the Department of Health and Human Services Centers for Medicare and Medicaid Services on January 21, 2005. As of December 31, 2005, Occidental has determined that its retiree health care plans will qualify Occidental for a federal subsidy available on benefits provided to plan participants which meet certain actuarial equivalence requirements. The $32 million reduction in the Accumulated Postretirement Benefit Obligation due to the expected future subsidy has been treated as an actuarial experience gain which will be amortized to expense in future years through a decrease in the amortization of the unrecognized net loss, in accordance with FSP No. FAS 106-2. The annual reduction in Occidental’s other postretirement benefits expense due to the subsidy is expected to be approximately $4 million.

Obligations and Funded Status

Occidental uses a measurement date of December 31 for all defined benefit pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
For the years ended December 31, (in millions)	2005	2004	2005	2004	2005	2004
Changes in benefit obligation:
Benefit obligation — beginning of year	$448	$392	$586	$544	$25	$19
Service cost — benefits earned during the period	12	12	9	7	—	1
Interest cost on projected benefit obligation	25	24	32	32	1	1
Actuarial loss	16	32	9	55	1	5
Foreign currency exchange rate changes	5	11	—	—	—	—
Business acquired (a)	4	—	26	—	—	—
Benefits paid	(24)	(23)	(51)	(52)	(1)	(1)
Special termination benefits (b)	4	—	3	—	—	—
Plan amendments	2	—	—	—	—	—
Benefit obligation — end of year	$492	$448	$614	$586	$26	$25
Changes in plan assets:
Fair value of plan assets — beginning of year	$398	$309	$—	$—	$1	$1
Actual return on plan assets	32	46	—	—	—	—
Foreign currency exchange rate changes	1	1	—	—	—	—
Employer contribution	17	65	—	—	2	1
Benefits paid	(24)	(23)	—	—	(1)	(1)
Fair value of plan assets — end of year	$424	$398	$—	$—	$2	$1
Funded Status:
Unfunded obligation	$(68)	$(50)	$(614)	$(586)	$(24)	$(24)
Unrecognized prior service cost	3	3	7	8	—	—
Unrecognized net loss	89	72	209	213	12	13
Net amount recognized	$24	$25	$(398)	$(365)	$(12)	$(11)
(a)	Relates to the Vulcan acquisition.
(b)	Relates to the Pottstown plant closure.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligation in excess of plan assets were $94 million, $91 million and $4 million, respectively, as of December 31, 2005 and $111 million, $99 million and $20 million, respectively, as of December 31, 2004. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with plan assets in excess of accumulated benefit obligation were $398 million, $377 million, and $420 million, respectively, as of December 31, 2005 and $337 million, $326 million, and $378 million, respectively, as of December 31, 2004.

In 2002, a 401(h) account was established within one of Occidental's defined benefit pension plans. This plan allows Occidental to fund postretirement medical benefits for employees at one of its operations. Contributions to this 401(h) account are made at Occidental's discretion. All of Occidental's other postretirement benefit plans are unfunded.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
For the years ended December 31, (in millions)	2005	2004	2005	2004	2005	2004
Prepaid benefit cost	$116	$110	$—	$—	$—	$—
Accrued benefit liability	(92)	(85)	(398)	(365)	(12)	(11)
Net amount recognized	$24	$25	$(398)	$(365)	$(12)	$(11)

Occidental recorded a credit to AOCI of $13 million in 2003, to reflect the net-of-tax difference between the additional liability required under pension accounting provisions and the corresponding intangible asset. No amount was recorded to AOCI in 2005 and 2004.

Components of Net Periodic Benefit Cost

	Pension Benefits			Postretirement Benefits
				Unfunded Plans			Funded Plans
For the years ended December 31, (in millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003
Net periodic benefit costs:
Service cost — benefits earned during the period	$12	$12	$13	$9	$7	$6	$—	$1	$1
Interest cost on benefit obligation	25	23	23	32	32	33	1	1	1
Expected return on plan assets	(32)	(25)	(20)	—	—	—	—	—	—
Amortization of prior service cost	1	1	1	1	1	1	—	—	—
Recognized actuarial loss	—	2	3	14	11	8	1	—	—
Cost of special termination benefits (a)	4	—	—	3	—	—	—	—	—
Currency adjustments	4	11	2	—	—	—	—	—	—
Net periodic benefit cost	$14	$24	$22	$59	$51	$48	$2	$2	$2
(a)	Relates to the Pottstown plant closure.

Additional Information

Occidental’s defined benefit pension and postretirement defined benefit plan obligations are determined based on various assumptions and discount rates. Occidental uses the fair value of assets to determine expected return on plan assets in calculating pension expense. Occidental funds and expenses negotiated pension increases for domestic union employees over the term of their collective bargaining agreement.

The following table sets forth the weighted average assumptions used to determine Occidental's benefit obligation and net periodic benefit cost for domestic plans:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
For the years ended December 31,	2005	2004	2005	2004	2005	2004
Benefit Obligation Assumptions:
Discount rate	5.33%	5.50%	5.33%	5.50%	5.33%	5.50%
Rate of compensation increase	4.00%	4.00%	—	—	—	—
Net Periodic Benefit Cost Assumptions:
Discount rate	5.50%	6.00%	5.50%	6.00%	5.50%	6.00%
Expected long term rate of return on assets	8.00%	8.00%	—	—	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	—	5.50%	—	—

For domestic pension plans, Occidental bases the discount rate on the average yield provided by the Moody’s Aaa Corporate Bond Index. The weighted average rate of increase in future compensation levels is consistent with Occidental’s past and anticipated future compensation increases for employees participating in retirement plans that determine benefits using compensation. The long-term rate of return on assets assumption is established with regard to current market factors but within the context of historical returns. Historical returns and correlation of equities and fixed income securities are studied. Current market factors such as inflation and interest rates are also evaluated.

For pension plans outside of the United States, the assumptions used in determining the benefit obligation vary by country. For countries in hyperinflationary environments, real discount rates were used. The real discount rates used in these countries ranged from a low of 4.8 percent to a high of 5.5 percent at both December 31, 2005 and 2004. For countries under a more stable inflationary environment, the nominal discount rates were used in determining the benefit obligation. The nominal discount rates used ranged from a low of 3 percent to a high of 6.8 percent at December 31, 2005 and a low of 4 percent to a high of 8 percent at December 31, 2004. Occidental bases its discount rate for foreign pension plans on rates indicative of government and/or investment grade corporate debt in the applicable country. The average rate of increase in future compensation levels ranged from a low of 2 percent to a high of 6 percent in 2005 and from a low of 3 percent to a high of 7 percent in 2004, dependent on local economic conditions and salary budgets. The expected long-term rate of return on plan assets was 5.5 percent in excess of local inflation in both 2005 and 2004.

The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates projected at a Consumer Price Index (CPI) increase of 3 percent as of December 31, 2005 and 2004 (beginning in 1993, participants other than certain union employees have paid for all medical cost increases in excess of increases in the CPI). For certain union employees, the health care cost trend rates were projected at annual rates ranging ratably from 12 percent in 2005 to 6 percent through the year 2010 and level thereafter. A 1-percent increase or a 1-percent decrease in these assumed health care cost trend rates would result in an increase of $19 million or a reduction of $18 million, respectively, in the postretirement benefit obligation as of December 31, 2005, and an increase or reduction of $1 million in interest cost in 2005. The annual service costs would not be materially affected by these changes.

The actuarial assumptions used could change in the near term as a result of changes in expected future trends and other factors that, depending on the nature of the changes, could cause increases or decreases in the plan liabilities accrued.

Asset allocations of Occidental’s defined benefit pension and funded postretirement benefit plans at December 31, 2005 and 2004 are as follows:

	Pension Benefits		Postretirement Benefits
			Funded Plans
For the years ended December 31,	2005	2004	2005	2004
Asset Category:
Equity securities	60%	56%	58%	58%
Debt securities	40	44	42	42
Total	100%	100%	100%	100%

Occidental employs a total return investment approach that uses a mix of equity and fixed income investments to maximize the long-term return of plan assets at a prudent level of risk. The investments are monitored by Occidental’s Investment Committee in its role as fiduciary. The Investment Committee, consisting of senior Occidental executives, selects and employs various external professional investment management firms to manage specific assignments across the spectrum of asset classes. The resulting aggregate investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across United States and non-United States stocks, as well as differing styles and market capitalizations. Other asset classes such as private equity and real estate may be used to enhance long-term returns while improving portfolio diversification. Investment performance is measured and monitored on an ongoing basis through quarterly investment and manager guideline compliance reviews, annual liability measurements, and periodic studies.

Occidental expects to contribute $3 million to its defined benefit pension plans during 2006. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

For the years ended December 31, (in millions)	Pension Benefits	Postretirement Benefits
2006	$27	$54
2007	$27	$55
2008	$28	$54
2009	$29	$54
2010	$30	$53
2011 — 2015	$166	$265

NOTE 14    INVESTMENTS AND RELATED-PARTY TRANSACTIONS

At December 31, 2005 and 2004, investments in unconsolidated entities comprised $906 million and $1,003 million of equity method investments and $303 million and $310 million of advances to equity method investees, respectively. In 2004, the remainder of the balance reflects available-for-sale securities.

EQUITY INVESTMENTS

At December 31, 2005, Occidental’s equity investments consist mainly of a 12-percent interest in Lyondell Chemical Company (Lyondell) acquired in August 2002, a 24.5-percent interest in the stock of Dolphin Energy Limited (Dolphin Energy), and other various partnerships and joint ventures, discussed below. Equity investments paid dividends of $161 million, $91 million and $81 million to Occidental in 2005, 2004 and 2003, respectively. At December 31, 2005, cumulative undistributed earnings of equity-method investees since acquisition were $72 million. At December 31, 2005, Occidental’s investments in equity investees exceeded the underlying equity in net assets by $375 million, of which $260 million represents goodwill that will not be amortized and $115 million represents intangible assets, which will be amortized over the life of the underlying assets, when placed into service.

In November 2004, Lyondell acquired Millennium Chemicals Inc. (Millennium) by issuing additional shares of Lyondell common stock. Under SEC Staff Accounting Bulletin No. 51, Occidental was required to record its share of the increase in Lyondell's net equity resulting from this issuance. The effect of this was an increase in the carrying value of Occidental's investment in Lyondell and a pre-tax gain of $121 million. As a result of the stock issuance, Occidental's ownership percentage of Lyondell decreased from approximately 22 percent to 17 percent.

In 2005, Occidental sold 11 million shares of Lyondell stock for gross proceeds of approximately $300 million. This sale resulted in a 2005 pre-tax gain of $140 million. At December 31, 2005, Occidental still owned 30.3 million Lyondell shares of common stock (12 percent ownership), with a carrying value of $468 million and a fair market value of $722 million, and warrants to purchase an additional five million shares of Lyondell common stock. Occidental has no current plans to divest the remaining Lyondell shares. However, Occidental regularly reviews and analyzes its investments and other operations in order to determine how its stockholders’ interests are best served. Occidental continues to account for this investment on the equity method since it has the ability to exercise significant influence over Lyondell.

The following table presents Occidental’s percentage interest in the summarized financial information of its equity method investments:

For the years ended December 31, (in millions)	2005	2004	2003
Revenues	$3,637	$1,785	$1,179
Costs and expenses	3,405	1,672	1,188
Net income (loss)	$232	$113	$(9)
Balance at December 31,	2005	2004
Current assets	$690	$915
Non-current assets	$2,043	$2,570
Current liabilities	$450	$718
Long-term debt	$1,128	$1,574
Other non-current liabilities	$600	$603
Stockholders’ equity	$554	$590

Occidental’s investment in the Dolphin Project consists of two separate economic interests: a 24.5 percent undivided interest in a Development and Production Sharing Agreement, which is proportionately consolidated in the financial statements, and a 24.5 percent ownership interest in the stock of Dolphin Energy, which is accounted for as an equity investment. In July 2005, Dolphin Energy entered into a bridge loan in an amount of $2.45 billion. The proceeds of the new bridge loan were used to pay off amounts outstanding on a previous bridge loan and will be used to fund the construction of the Dolphin Project. The new bridge loan has a term of four years and is a revolving credit facility, which may be converted to a term loan. In September 2005, Dolphin Energy entered into an agreement with banks to provide a $1.0 billion Islamic-law-compliant facility to fund the construction of a certain portion of the Dolphin Project. This four-year financing facility is structured as a transaction in which Dolphin Energy constructs part of the midstream portion of the Dolphin Project on behalf of a group of Islamic investors and enters into a lease to use such assets upon construction completion. Occidental guarantees 24.5 percent of both of these obligations of Dolphin Energy. At December 31, 2005, Occidental’s portion of the bridge loan drawdown was approximately $400 million, of which $299 million is recorded on the balance sheet. The remaining amount is included in the guarantee amounts discussed in Note 9. There were no draw downs on the Islamic-law-compliant facility at December 31, 2005.

In Ecuador, Occidental has a 14-percent interest in the OCP oil export pipeline. As of December 31, 2005, Occidental had contributed and advanced a total of $73 million to the project. Occidental reports this investment in its consolidated statements using the equity method of accounting. The project was funded in part by senior project debt.

The senior project debt is to be repaid with the proceeds of ship-or-pay tariffs of certain upstream producers in Ecuador, including Occidental. Under their ship-or-pay commitments, Occidental and the other upstream producers have each assumed their respective share of project-specific risks, including operating risk, political risk and force-majeure risk. Occidental would be required to make an advance tariff payment in the event of prolonged force majeure, upstream expropriation events, bankruptcy of the pipeline company or its parent company, abandonment of the project, termination of an investment guarantee agreement with Ecuador, or certain defaults by Occidental. This advance tariff would be used by the pipeline company to service or prepay project debt. At December 31, 2005, Occidental’s obligation relating to the pipeline company’s senior project debt totaled $100 million, and Occidental's obligations relating to performance bonds totaled $14 million. Occidental's overall obligations will decrease with the reduction of the pipeline company’s senior project debt.

Occidental has a 50-percent interest in Elk Hills Power LLC (EHP), a limited liability company that operates a gas-fired, power-generation plant in California. OCP and EHP are VIEs under the provisions of FIN 46. Occidental has concluded it is not the primary beneficiary of OCP or EHP and, therefore, accounts for these investments using the equity method.

ADVANCES TO EQUITY INVESTEES

In 2004, Occidental advanced $203 million to an equity method investee under a note receivable (Note). The Note bears interest at 2 percent and is due December 31, 2007. In 2003, Occidental contributed $57 million to an equity method investee that was converted to a subordinated revolving credit agreement (Revolver) in 2004. The Revolver bears interest at 18 percent and expires on December 31, 2021.

AVAILABLE-FOR-SALE SECURITIES

In the third quarter 2005, Valero Energy Corp. (Valero) and Premcor, Inc. (Premcor) executed a merger agreement for Valero to acquire Premcor. Occidental tendered its 9 million shares of Premcor common stock for cash and shares of Valero common stock pursuant to the Premcor-Valero agreement. Valero’s acquisition of Premcor resulted in a $704 million pre-tax gain and the subsequent sale of all of the Valero common shares received resulted in an additional $22 million pre-tax gain.

RELATED-PARTY TRANSACTIONS

Occidental purchases power, steam and chemicals from its equity investees and sells chemicals and power to its equity investees at market related prices. During 2005, 2004 and 2003, Occidental entered into the following related-party transactions and had amounts due from/to its related parties:

December 31, (in millions)	2005	2004	2003
Purchases (a)	$1,275	$1,035	$707
Sales	$980	$529	$516
Services	$6	$13	$1
Advances and amounts due from	$256	$315	$74
Amounts due to	$16	$23	$21
(a)	In 2005, purchases from Lyondell accounted for 59 percent of the total.

NOTE 15    INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

Occidental has identified two reportable segments through which it conducts its continuing operations: oil and gas and chemical. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The oil and gas segment explores for, develops, produces and markets crude oil and natural gas domestically and internationally. The chemical segment manufactures and markets, domestically and internationally, basic chemicals, vinyls, chlorinated organics and performance chemicals.

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

As of January 1, 2005, Occidental revised its reporting of segment earnings to show segment earnings before income taxes. All domestic and foreign income tax expense is now reflected in the “Corporate and Other” column. This change has been applied to all periods presented.

Identifiable assets are those assets used in the operations of the segments. Corporate and other assets consist of cash, short-term investments, certain corporate receivables, a 12-percent equity investment in Lyondell, 12-percent ownership interest in Premcor (sold in 2005), a leased cogeneration facility in Taft, Louisiana and a common carrier oil pipeline company.

Industry Segments

In millions

	Oil and Gas		Chemical		Corporate and Other		Total
YEAR ENDED DECEMBER 31, 2005
Net sales	$10,416	(a)	$4,641	(b)	$151		$15,208
Pretax operating profit(loss)	$6,293		$607		$392	(c)	$7,292
Income taxes	—		—		(2,020)		(2,020)
Discontinued operations, net	—		—		6		6
Cumulative effect of changes in accounting principles, net	—		—		3		3
Net income(loss)	$6,293	(d)	$607	(e)	$(1,619	)(f)	$5,281
Unconsolidated equity investments	$436		$92		$681		$1,209
Property, plant and equipment additions, net (g)	$2,236		$173		$14		$2,423
Depreciation, depletion and amortization	$1,214		$251		$20		$1,485
Total assets	$18,394		$3,845		$3,869		$26,108
YEAR ENDED DECEMBER 31, 2004
Net sales	$7,582	(a)	$3,675	(b)	$111		$11,368
Pretax operating profit(loss)	$4,290		$414		$(390	)(c)	$4,314
Income taxes	—		—		(1,708	)(e)	(1,708)
Discontinued operations, net	—		—		(38)		(38)
Net income(loss)	$4,290		$414		$(2,136	)(f)	$2,568
Unconsolidated equity investments	$426		$83		$1,218		$1,727
Property, plant and equipment additions, net (g)	$1,649		$155		$39		$1,843
Depreciation, depletion and amortization	$1,041		$243		$19		$1,303
Total assets	$14,549		$3,470		$3,372		$21,391
YEAR ENDED DECEMBER 31, 2003
Net sales	$6,003	(a)	$3,092	(b)	$145		$9,240
Pretax operating profit(loss)	$3,213		$223		$(604	)(c)	$2,832
Income taxes	—		—		(1,231	)(e)	(1,231)
Discontinued operations, net	—		—		(6)		(6)
Cumulative effect of changes in accounting principles, net	—		—		(68)		(68)
Net income(loss)	$3,213		$223		$(1,909	)(f)	$1,527
Unconsolidated equity investments	$386		$61		$708		$1,155
Property, plant and equipment additions, net (g)	$1,237		$344		$19		$1,600
Depreciation, depletion and amortization	$957		$203		$15		$1,175
Total assets	$13,089		$3,512		$1,567		$18,168

Footnotes:

(a)

Oil sales represented approximately 78 percent, 78 percent and 74 percent of net sales for the years ending December 31, 2005, 2004 and 2003, respectively. In 2004, sales to a major oil and gas company totaled approximately 10.5 percent of consolidated net sales.

(b)	Total product sales for the chemical segment were as follows:

	Basic Chemicals	Commodity Vinyl Resins	Performance Chemicals
Year ended December 31, 2005	42%	50%	8%
Year ended December 31, 2004	33%	57%	10%
Year ended December 31, 2003	36%	52%	12%

Footnotes continued:

(c)	Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax special items noted in footnote (f) below.
(d)	Oil & Gas includes a 2005 contract settlement charge of $26 million and a hurricane insurance charge of $18 million.
(e)	Chemical includes the 2005 write-off of plants of $159 million and a hurricane insurance charge of $11 million.
(f)	Includes the following significant items affecting earnings for the years ended December 31:

Benefit (Charge) (In millions)	2005	2004	2003
CORPORATE
Pre-tax operating profit (loss)
Debt purchase expense	$(42)	$—	$(61)
Trust preferred redemption charge	—	(11)	—
Gain on sale of Lyondell shares	140	—	—
Gain on Premcor-Valero shares	726	—	—
Gain on Lyondell stock issuance	—	121	—
Equity investment impairment	(15)	—	—
Equity investment hurricane insurance charge	(2)	—	—
Hurricane insurance charge	(10)	(15)	—
	797	95	(61)
Income taxes
State tax issue charge	(10)	—	—
Settlement of federal tax issues	619	47	—
Reversal of tax reserves	335	—	—
Tax effect of pre-tax adjustments	(219)	(35)	21
	725	12	21
Discontinued operations, net *	6	(38)	(6)
Changes in accounting principles, net *	3	—	(68)
*	Amounts shown after-tax.

(g)	Excludes acquisitions of businesses. Amounts include capitalized interest of $26 million in 2005, $10 million in 2004 and $4 million in 2003.

Geographic Areas

In millions

	Net sales (a)			Property, plant and equipment, net
For the years ended December 31,	2005	2004	2003	2005	2004	2003
United States	$10,553	$8,055	$6,719	$13,550	$11,612	$11,581
Foreign
Qatar	1,299	900	691	1,671	1,497	1,171
Colombia	829	629	489	214	207	100
Yemen	678	538	472	276	329	349
Ecuador	611	488	220	363	290	224
Oman	489	253	178	489	271	229
Canada	276	230	206	29	36	38
Libya	183	—	—	223	—	—
Pakistan	182	171	168	92	123	156
United Arab Emirates	—	—	—	568	240	109
Other Foreign	108	104	97	59	28	27
Total Foreign	4,655	3,313	2,521	3,984	3,021	2,403
United States	$15,208	$11,368	$9,240	$17,534	$14,633	$13,984
(a)	Sales are shown by individual country based on the location of the entity making the sale.

NOTE 16    COSTS AND RESULTS OF OIL AND GAS PRODUCING ACTIVITIES

Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

	Consolidated Subsidiaries
In millions	United States	Latin America	Middle East/ North Africa	Other Eastern Hemisphere	Total	Other Interests (c)
DECEMBER 31, 2005
Proved properties	$13,756	$1,453	$4,923	$247	$20,379	$47
Unproved properties (a)	475	—	385	36	896	—
Total property costs	14,231	1,453	5,308	283	21,275	47
Support facilities	700	51	109	103	963	17
Total capitalized costs (b)	14,931	1,504	5,417	386	22,238	64
Accumulated depreciation, depletion and amortization (d)	(4,292)	(927)	(2,189)	(259)	(7,667)	(26)
Net capitalized costs	$10,639	$577	$3,228	$127	$14,571	$38
DECEMBER 31, 2004
Proved properties	$11,480	$1,238	$4,048	$256	$17,022	$32
Unproved properties (a)	457	20	18	—	495	—
Total property costs	11,937	1,258	4,066	256	17,517	32
Support facilities	500	56	100	86	742	15
Total capitalized costs (b)	12,437	1,314	4,166	342	18,259	47
Accumulated depreciation, depletion and amortization (d)	(3,553)	(816)	(1,829)	(217)	(6,415)	(13)
Net capitalized costs	$8,884	$498	$2,337	$125	$11,844	$34
DECEMBER 31, 2003
Proved properties	$10,547	$978	$3,298	$246	$15,069	$34
Unproved properties (a)	867	10	20	—	897	1
Total property costs	11,414	988	3,318	246	15,966	35
Support facilities	443	57	97	81	678	—
Total capitalized costs (b)	11,857	1,045	3,415	327	16,644	35
Accumulated depreciation, depletion and amortization (d)	(2,949)	(720)	(1,557)	(171)	(5,397)	(1)
Net capitalized costs	$8,908	$325	$1,858	$156	$11,247	$34
(a)	Primarily consists of California, Libya and Oman.
(b)	Includes costs related to leases, exploration costs, lease and well equipment, pipelines and terminals, gas plant, other equipment and capitalized interest.
(c)	Includes capitalized costs for equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.
(d)	Includes accumulated valuation allowance for unproved properties of $108 million in 2005, $28 million in 2004 and $22 million in 2003.

Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, were as follows:

	Consolidated Subsidiaries
In millions	United States	Latin America	Middle East/ North Africa	Other Eastern Hemisphere	Total	Other Interests (a)
FOR THE YEAR ENDED DECEMBER 31, 2005
Property Acquisition Costs
Proved properties	$1,744	$—	$38	$—	$1,782	$—
Unproved properties	51	—	343	4	398	—
Exploration costs	39	69	47	102	257	(2)
Development costs (b)	942	142	834	14	1,932	15
Costs incurred (a, c)	$2,776	$211	$1,262	$120	$4,369	$13
FOR THE YEAR ENDED DECEMBER 31, 2004
Property Acquisition Costs
Proved properties	$43	$94	$21	$—	$158	$(12)
Unproved properties	4	—	—	4	8	—
Exploration costs	31	47	28	52	158	—
Development costs (b)	581	156	715	11	1,463	10
Costs incurred (a, c)	$659	$297	$764	$67	$1,787	$(2)
FOR THE YEAR ENDED DECEMBER 31, 2003
Property Acquisition Costs
Proved properties	$345	$—	$19	$—	$364	$—
Unproved properties	4	—	—	—	4	—
Exploration costs	27	30	17	24	98	(1)
Development costs (b)	477	98	516	18	1,109	10
Costs incurred (a, c)	$853	$128	$552	$42	$1,575	$9
(a)	Includes equity investees’ costs in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.
(b)	Includes asset retirement costs of $12 million in 2005, $25 million in 2004 and $12 million in 2003.
(c)	Excludes capitalized CO2 of $59 million in 2005, $54 million in 2004 and $48 million in 2003.

The results of operations of Occidental’s oil and gas producing activities, which exclude oil and gas trading activities and items such as asset dispositions, corporate overhead, interest and royalties, were as follows:

	Consolidated Subsidiaries
In millions	United States	Latin America	Middle East/ North Africa		Other Eastern Hemisphere	Total	Other Interests (a)
FOR THE YEAR ENDED DECEMBER 31, 2005
Revenues (b)	$6,000	$1,277	$2,633	(d)	$159	$10,069	$286
Production costs	1,311	191	207		15	1,724	203
Exploration expenses	132	77	56		72	337	(2)
Other operating expenses	291	79	112		13	495	7
Depreciation, depletion and amortization	706	118	347		42	1,213	11
Pretax income	3,560	812	1,911		17	6,300	67
Income tax expense (c)	982	312	1,028	(d)	16	2,338	3
Results of Operations	$2,578	$500	$883		$1	$3,962	$64
FOR THE YEAR ENDED DECEMBER 31, 2004
Revenues (b)	$4,467	$994	$1,690	(d)	$149	$7,300	$200
Production costs	1,016	168	175		16	1,375	122
Exploration expenses	117	28	20		49	214	1
Other operating expenses	226	73	77		16	392	6
Depreciation, depletion and amortization	622	96	276		46	1,040	12
Pretax income	2,486	629	1,142		22	4,279	59
Income tax expense (c)	689	270	525	(d)	14	1,498	9
Results of Operations	$1,797	$359	$617		$8	$2,781	$50
FOR THE YEAR ENDED DECEMBER 31, 2003
Revenues (b)	$3,637	$612	$1,341	(d)	$147	$5,737	$138
Production costs	813	122	183		16	1,134	91
Exploration expenses	79	20	17		23	139	(1)
Other operating expenses	207	41	76		13	337	7
Depreciation, depletion and amortization	637	60	209		48	954	17
Pretax income	1,901	369	856		47	3,173	24
Income tax expense (c)	500	179	415	(d)	26	1,120	9
Results of Operations	$1,401	$190	$441		$21	$2,053	$15
(a)	Includes results of operations for equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.
(b)	Revenues from net production exclude royalty payments and other adjustments.
(c)

United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead. Foreign income taxes were included in geographic areas on the basis of operating results.

(d)	Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf.

Results per Unit of Production (Unaudited)

	Consolidated Subsidiaries
	United States		Latin America	Middle East/ North Africa		Other Eastern Hemisphere	Total	Other Interests	(a)
FOR THE YEAR ENDED DECEMBER 31, 2005
Revenues from net production
Oil ($/bbl.)	$50.80		$44.79	$75.43	(b)	$46.75	$55.46	$37.20
Natural Gas ($/Mcf)	$7.11		$—	$1.52		$2.44	$6.21	$0.16
Barrel of oil equivalent ($/bbl.)(c, d)	$47.80		$44.79	$70.53	(b)	$24.04	$50.86	$34.12
Production costs	10.44		6.70	5.54		2.27	8.71	19.76
Exploration expenses	1.05		2.70	1.50		10.89	1.70	—
Other operating expenses	2.32		2.77	3.00		1.97	2.50	0.75
Depreciation, depletion and amortization	5.62		4.14	9.30		6.35	6.13	1.77
Pretax income	28.37		28.48	51.19		2.56	31.82	11.84
Income tax expense (e)	7.82		10.94	27.54	(b)	2.42	11.81	2.70
Results of Operations	$20.55		$17.54	$23.65		$0.14	$20.01	$9.14
FOR THE YEAR ENDED DECEMBER 31, 2004
Revenues from net production
Oil ($/bbl.)	$37.72		$32.75	$50.85	(b)	$33.13	$39.56	$24.31
Natural Gas ($/Mcf)	$5.35		$—	$0.97		$2.25	$4.60	$—
Barrel of oil equivalent ($/bbl.)(c, d)	$35.97		$32.75	$46.65	(b)	$20.63	$36.87	$24.31
Production costs	8.18		5.54	4.83		2.21	6.95	12.11
Exploration expenses	0.94		0.92	0.55		6.78	1.08	0.09
Other operating expenses	1.82		2.41	2.13		2.21	1.98	0.83
Depreciation, depletion and amortization	5.01		3.16	7.62		6.37	5.25	1.66
Pretax income	20.02		20.72	31.52		3.06	21.61	9.62
Income tax expense (e)	5.55		8.90	14.49	(b)	1.94	7.57	2.77
Results of Operations	$14.47		$11.82	$17.03		$1.12	$14.04	$6.85
FOR THE YEAR ENDED DECEMBER 31, 2003
Revenues from net production
Oil ($/bbl.)	$28.74		$26.98	$39.49	(b)	$26.68	$31.02	$16.30
Natural Gas ($/Mcf)	$4.81		$—	$—		$2.04	$4.49	$—
Barrel of oil equivalent ($/bbl.)(c, d)	$28.57		$26.98	$39.49	(b)	$18.52	$29.90	$16.30
Production costs	6.39		5.38	5.39		2.02	5.91	8.50
Exploration expenses	0.62		0.88	0.50		2.90	0.72	—
Other operating expenses	1.63		1.81	2.24		1.64	1.76	0.79
Depreciation, depletion and amortization	5.00		2.64	6.15		6.05	4.97	1.93
Pretax income	14.93		16.27	25.21		5.91	16.54	5.08
Income tax expense (e)	3.93		7.89	12.22	(b)	3.27	5.84	2.19
Results of Operations	$11.00	(f)	$8.38	$12.99		$2.64	$10.70	$2.89
(a)	Includes results of operations for equity investees in Russia and Yemen.
(b)	Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf.
(c)	Natural gas volumes have been converted to equivalent barrels based on energy content of six Mcf of gas to one barrel of oil.
(d)	Revenues from net production exclude royalty payments and other adjustments.
(e)

United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead. Foreign income taxes were included in geographic areas on the basis of operating results.

(f)	The denominator in the computation of results per unit of production includes 2.1 mmboe that were subject to volumetric production payments for 2003.

2005 Quarterly Financial Data (Unaudited) In millions, except per-share amounts	Occidental Petroleum Corporation and Subsidiaries

Three months ended	March 31	June 30	September 30	December 31
Segment net sales
Oil and gas	$2,219	$2,353	$2,817	$3,027
Chemical	1,061	1,128	1,190	1,262
Other	23	37	50	41
Net sales	$3,303	$3,518	$4,057	$4,330
Gross profit	$1,771	$1,890	$2,224	$2,344
Segment earnings
Oil and gas	$1,349	$1,325	$1,760	$1,859
Chemical	214	225	3	165
	1,563	1,550	1,763	2,024
Unallocated corporate items
Interest expense, net
Debt	(61)	(47)	(70)	(23)
Income taxes	(601)	(44)	(611)	(764)
Other	(51)	73	660	(89)
Income from continuing operations	850	1,532	1,742	1,148
Discontinued operations, net	(4)	4	2	4
Cumulative effect of changes in accounting principles	—	—	3	—
Net income	$846	$1,536	$1,747	$1,152
Basic earnings per common share
Income from continuing operations	$2.12	$3.81	$4.31	$2.83
Discontinued operations, net	(0.01)	0.01	—	0.01
Cumulative effect of changes in accounting principles, net	—	—	0.01	—
Basic earnings per common share	$2.11	$3.82	$4.32	$2.84
Diluted earnings per common share
Income from continuing operations	$2.09	$3.77	$4.24	$2.79
Discontinued operations, net	(0.01)	0.01	—	0.01
Cumulative effect of changes in accounting principles	—	—	0.01	—
Diluted earnings per common share	$2.08	$3.78	$4.25	$2.80
Dividends per common share	$0.31	$0.31	$0.31	$0.36
Market price per common share
High	$74.89	$80.99	$89.80	$86.85
Low	$54.17	$64.05	$77.47	$68.80

2004 Quarterly Financial Data (Unaudited) In millions, except per-share amounts	Occidental Petroleum Corporation and Subsidiaries

Three months ended	March 31	June 30	September 30	December 31
Segment net sales
Oil and gas	$1,693	$1,783	$2,033	$2,073
Chemical	834	911	945	985
Other	30	30	27	24
Net sales	$2,557	$2,724	$3,005	$3,082
Gross profit	$1,177	$1,286	$1,544	$1,588
Segment earnings (a)
Oil and gas	$915	$980	$1,216	$1,179
Chemical	56	92	141	125
	971	1,072	1,357	1,304
Unallocated corporate items
Interest expense, net
Debt and trust preferred distributions	(68)	(60)	(59)	(53)
Income taxes	(363)	(384)	(495)	(466)
Other	(51)	(44)	(44)	(11)
Income from continuing operations	489	584	759	774
Discontinued operations, net	(2)	(3)	(1)	(32)
Net income	$487	$581	$758	$742
Basic earnings per common share
Income from continuing operations	$1.25	$1.48	$1.91	$1.94
Discontinued operations, net	(.01)	—	—	(.08)
Basic earnings per common share	$1.24	$1.48	$1.91	$1.86
Diluted earnings per common share
Income from continuing operations	$1.24	$1.46	$1.88	$1.91
Discontinued operations, net	(.01)	—	—	(.08)
Diluted earnings per common share	$1.23	$1.46	$1.88	$1.83
Dividends per common share	$.275	$.275	$.275	$.275
Market price per common share
High	$47.22	$49.72	$56.46	$60.75
Low	$41.95	$43.54	$47.76	$53.94
(a)	Quarterly amounts have been retrospectively adjusted to reflect segment earnings before domestic and foreign income taxes.

Supplemental Oil and Gas Information (Unaudited)

The following tables set forth Occidental’s net interests in quantities of proved developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities. Crude oil reserves (in millions of barrels) include condensate. The reserves are stated after applicable royalties. These estimates include reserves in which Occidental holds an economic interest under PSCs and other economic arrangements.

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

A senior corporate officer of Occidental is responsible for the internal audit and review of its oil and gas reserves data. In addition, a Corporate Reserves Review Committee (the Reserves Committee) has been established, consisting of senior corporate officers, to monitor and review Occidental's oil and gas reserves. The Reserves Committee reports to the Audit Committee of Occidental's Board of Directors periodically throughout the year. Occidental retained Ryder Scott Company, L.P. (Ryder Scott), independent petroleum engineering consultants, to review its oil and gas estimation processes for 2004 and 2005.

Ryder Scott has compared Occidental’s methods and procedures for estimating oil and gas reserves to generally accepted industry standards and has reviewed certain data, methods and procedures used in estimating reserve volumes, economic evaluations and reserve classifications. Ryder Scott then reviewed the specific application of such methods and procedures for a selection of oil and gas fields considered to be a valid representation of Occidental’s total reserves portfolio.

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

Oil Reserves

In millions of barrels

	Consolidated Subsidiaries
	United States	Latin America	Middle East/ North Africa		Other Eastern Hemisphere	Total	Other Interests (b)
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2002	1,452	158	304	(a)	14	1,928	42
Revisions of previous estimates	(11)	—	10		—	(1)	6
Improved recovery	58	6	21		—	85	4
Extensions and discoveries	4	11	25		1	41	6
Purchases of proved reserves	98	—	—		—	98	—
Sales of proved reserves	(8)	—	—		—	(8)	—
Production	(93)	(23)	(34)		(3)	(153)	(10)
Balance at December 31, 2003	1,500	152	326	(a)	12	1,990	48
Revisions of previous estimates	(4)	(4)	16		(3)	5	5
Improved recovery	72	6	10		—	88	1
Extensions and discoveries	9	18	3		—	30	2
Purchases of proved reserves	10	29	—		—	39	(4)
Production	(93)	(30)	(33)		(3)	(159)	(9)
Balance at December 31, 2004	1,494	171	322	(a)	6	1,993	43
Revisions of previous estimates	29	(21)	(34)		—	(26)	8
Improved recovery	98	16	3		—	117	—
Extensions and discoveries	7	9	36		—	52	1
Purchases of proved reserves	108	—	4		—	112	—
Sales of proved reserves	(8)	—	—		—	(8)	—
Production	(92)	(29)	(35)		(2)	(158)	(7)
Balance at December 31, 2005	1,636	146	296	(a)	4	2,082	45
PROVED DEVELOPED RESERVES (c)
December 31, 2002	1,183	85	228		12	1,508	34
December 31, 2003	1,262	116	227		11	1,616	35
December 31, 2004	1,260	151	208		6	1,625	37
December 31, 2005	1,336	110	174		4	1,624	37
(a)	All Middle East/North Africa reserves are related to PSCs.
(b)	Includes reserves applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.
(c)

Approximately one percent of the proved developed reserves at December 31, 2005 are nonproducing. Over half of these reserves are located in Latin America and the remainder is in the United States and Middle East/North Africa. Plans are to begin producing these reserves in 2006.

Gas Reserves

In billions of cubic feet

	Consolidated Subsidiaries
	United States	Latin America	Middle East/ North Africa		Other Eastern Hemisphere	Total	Other Interests
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2002	1,821	—	106	(a)	122	2,049	—
Revisions of previous estimates	47	—	(10)		7	44	—
Improved recovery	68	—	—		2	70	9
Extensions and discoveries	38	—	558		1	597	—
Purchases of proved reserves	55	—	—		—	55	—
Sales of proved reserves	(9)	—	—		—	(9)	—
Production (b)	(194)	—	—		(27)	(221)	—
Balance at December 31, 2003	1,826	—	654	(a)	105	2,585	9
Revisions of previous estimates	94	—	134		13	241	(9)
Improved recovery	180	—	—		5	185	—
Extensions and discoveries	181	—	—		10	191	—
Purchases of proved reserves	7	—	—		—	7	—
Sales of proved reserves	(1)	—	—		—	(1)	—
Production	(186)	—	(20)		(27)	(233)	—
Balance at December 31, 2004	2,101	—	768	(a)	106	2,975	—
Revisions of previous estimates	53	—	(32)		9	30	6
Improved recovery	129	—	—		2	131	—
Extensions and discoveries	96	—	331		—	427	—
Purchases of proved reserves	164	—	—		—	164	—
Sales of proved reserves	(3)	—	—		—	(3)	—
Production	(202)	—	(16)		(28)	(246)	(6)
Balance at December 31, 2005	2,338	—	1,051	(a)	89	3,478	—
PROVED DEVELOPED RESERVES (c)
December 31, 2002	1,630	—	—		110	1,740	—
December 31, 2003	1,618	—	91		94	1,803	9
December 31, 2004	1,644	—	100		95	1,839	—
December 31, 2005	1,846	—	73		80	1,999	—
(a)	All Middle East/North Africa reserves are related to PSCs.
(b)	Production excludes 12.7 bcf subject to volumetric production payments for 2003.
(c)	Approximately two percent of the proved developed reserves at December 31, 2005 are nonproducing. Plans are to begin producing these reserves in 2006.

STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices to Occidental’s share of estimated annual future production from proved oil and gas reserves, net of royalties. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 percent discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at each of December 31, 2005, 2004 and 2003. However, such arbitrary assumptions have not necessarily proven to be the case in the past. Other assumptions of equal validity would give rise to substantially different results.

The year-end prices used to calculate future cash flows vary by producing area and market conditions. For the 2005, 2004 and 2003 disclosures, the West Texas Intermediate oil prices used were $61.04 per barrel, $43.45 per barrel and $32.52 per barrel, respectively. The Henry Hub gas prices used for the 2005, 2004 and 2003 disclosures were $10.08/MMBtu, $6.03/MMBtu and $5.79/MMBtu, respectively.

Standardized Measure of Discounted Future Net Cash Flows

In millions

	Consolidated Subsidiaries
	United States	Latin America	Middle East/ North Africa	Other Eastern Hemisphere	Total	Other Interests (a)
AT DECEMBER 31, 2005
Future cash flows	$105,307	$6,515	$15,574	$441	$127,837	$1,695
Future costs
Production costs and other operating expenses	(43,772)	(2,063)	(3,559)	(111)	(49,505)	(1,317)
Development costs (b)	(3,224)	(253)	(1,096)	(23)	(4,596)	(118)
Future net cash flows before income taxes	58,311	4,199	10,919	307	73,736	260
Future income tax expense	(19,509)	(1,748)	—	(102)	(21,359)	(8)
Future net cash flows	38,802	2,451	10,919	205	52,377	252
Ten percent discount factor	(21,608)	(677)	(4,463)	(36)	(26,784)	(53)
Standardized measure	$17,194	$1,774	$6,456	$169	$25,593	$199
AT DECEMBER 31, 2004
Future cash flows	$67,273	$5,161	$12,042	$438	$84,914	$959
Future costs
Production costs and other operating expenses	(28,518)	(2,334)	(3,236)	(147)	(34,235)	(633)
Development costs (b)	(2,214)	(185)	(1,421)	(30)	(3,850)	(55)
Future net cash flows before income taxes	36,541	2,642	7,385	261	46,829	271
Future income tax expense	(11,751)	(986)	—	(89)	(12,826)	40
Future net cash flows	24,790	1,656	7,385	172	34,003	311
Ten percent discount factor	(14,104)	(443)	(3,389)	(27)	(17,963)	(59)
Standardized measure	$10,686	$1,213	$3,996	$145	$16,040	$252
AT DECEMBER 31, 2003
Future cash flows	$53,939	$3,977	$10,232	$556	$68,704	$987
Future costs
Production costs and other operating expenses	(22,584)	(1,404)	(2,945)	(112)	(27,045)	(434)
Development costs (b)	(1,931)	(129)	(1,382)	(39)	(3,481)	(87)
Future net cash flows before income taxes	29,424	2,444	5,905	405	38,178	466
Future income tax expense	(9,090)	(1,070)	(626)	(169)	(10,955)	(141)
Future net cash flows	20,334	1,374	5,279	236	27,223	325
Ten percent discount factor	(11,644)	(355)	(2,390)	(47)	(14,436)	(81)
Standardized measure	$8,690	$1,019	$2,889	$189	$12,787	$244
(a)	Includes future net cash flows applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.
(b)	Includes dismantlement and abandonment costs.

Changes in the Standardized Measure of Discounted Future

Net Cash Flows From Proved Reserve Quantities

In millions

For the years ended December 31,	2005	2004	2003
Beginning of year	$16,040	$12,787	$12,429
Sales and transfers of oil and gas produced, net of production costs and other operating expenses	(7,298)	(5,397)	(4,162)
Net change in prices received per barrel, net of production costs and other operating expenses	14,475	5,868	1,874
Extensions, discoveries and improved recovery, net of future production and development costs	3,353	1,929	1,287
Change in estimated future development costs	(1,666)	(1,058)	(833)
Revisions of quantity estimates	(1,302)	115	133
Development costs incurred during the period	1,911	1,434	1,078
Accretion of discount	2,041	1,641	1,545
Net change in income taxes (a)	(4,212)	(712)	(638)
Purchases and sales of reserves in place, net	2,041	565	637
Changes in production rates and other	210	(1,132)	(563)
Net change	9,553	3,253	358
End of year	$25,593	$16,040	$12,787
(a)	Income taxes were reduced due to the ability to credit foreign taxes in the United States. United States tax on foreign entities was zero for 2004 and 2005 and $486 million for 2003.

Average Sales Prices and Average Production Costs of Oil and Gas

The following table sets forth, for each of the three years in the period ended December 31, 2005, Occidental’s approximate average sales prices and average production costs of oil and gas. Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, treating, primary processing, field storage, property taxes and insurance on proved properties, but do not include depreciation, depletion and amortization, royalties, income taxes, interest, general and administrative and other expenses.

	Consolidated Subsidiaries
	United States	Latin America	(a)	Middle East/ North Africa		Other Eastern Hemisphere	(a)	Total	Other Interests	(c)
2005
Oil — Average sales price ($/bbl.)	$50.21	$45.43		$49.88	(d)	$46.84		$49.05	$36.16
Gas — Average sales price ($/Mcf)	$7.11	$—		$0.96		$2.44		$6.11	$0.16
Average oil and gas production cost ($/bbl.) (b)	$10.44	$6.70		$5.54		$2.27		$8.71	$19.76
2004
Oil — Average sales price ($/bbl.)	$37.72	$33.09		$34.88	(d)	$33.13		$35.95	$23.83
Gas — Average sales price ($/Mcf)	$5.35	$—		$0.97		$2.25		$4.56	$—
Average oil and gas production cost ($/bbl.) (b)	$8.18	$5.54		$4.83		$2.21		$6.95	$12.11
2003
Oil — Average sales price ($/bbl.)	$28.74	$27.21		$27.81	(d)	$26.61		$28.18	$15.95
Gas — Average sales price ($/Mcf)	$4.81	$—		$—		$2.04		$4.45	$—
Average oil and gas production cost ($/bbl.) (b)	$6.39	$5.38		$5.39		$2.02		$5.91	$8.50
(a)	Sales prices include royalties with respect to certain of Occidental’s interests.
(b)	Natural gas volumes have been converted to equivalent barrels based on energy content of six Mcf of gas to one barrel of oil.
(c)	Includes prices and costs applicable to equity investees in Russia and Yemen.
(d)	Excludes taxes owed by Occidental but paid by governmental entities on its behalf.

Net Productive and Dry — Exploratory and Development Wells Completed

The following table sets forth, for each of the three years in the period ended December 31, 2005, Occidental’s net productive and dry–exploratory and development wells completed.

			Consolidated Subsidiaries
			United States	Latin America	Middle East/ North Africa	Other Eastern Hemisphere	Total	Other Interests (a)
2005
Oil	—	Exploratory	1.5	1.6	4.7	0.2	8.0	(0.3)
		Development	374.4	31.0	102.6	2.3	510.3	(0.1)
Gas	—	Exploratory	—	—	—	—	—	—
		Development	104.3	—	—	0.8	105.1	—
Dry	—	Exploratory	2.8	3.8	2.9	1.5	11.0	(0.4)
		Development	13.1	4.0	4.9	—	22.0	—
2004
Oil	—	Exploratory	2.8	1.8	3.7	—	8.3	—
		Development	345.9	31.0	66.4	0.4	443.7	5.0
Gas	—	Exploratory	1.4	—	0.7	1.0	3.1	—
		Development	36.7	—	2.6	2.2	41.5	—
Dry	—	Exploratory	2.6	1.1	1.1	2.5	7.3	—
		Development	9.0	1.0	—	0.3	10.3	(0.1)
2003
Oil	—	Exploratory	1.0	2.2	1.3	0.4	4.9	(0.1)
		Development	277.2	26.2	61.0	2.1	366.5	4.0
Gas	—	Exploratory	—	—	—	—	—	—
		Development	35.1	—	1.3	—	36.4	—
Dry	—	Exploratory	4.0	6.0	3.6	1.3	14.9	(0.9)
		Development	15.7	1.2	1.7	—	18.6	0.1
(a)	Includes amounts applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.

Productive Oil and Gas Wells

The following table sets forth, as of December 31, 2005, Occidental’s productive oil and gas wells (both producing wells and wells capable of production). The numbers in parentheses indicate the number of wells with multiple completions.

			Consolidated Subsidiaries
Wells at December 31, 2005			United States		Latin America		Middle East/ North Africa		Other Eastern Hemisphere		Total		Other Interests		(c)
Oil	—	Gross (a)	18,592	(624)	410	(7)	1,237	(31)	71	(—)	20,310	(662)	439	(50)
		Net (b)	13,234	(441)	219	(4)	597	(24)	32	(—)	14,082	(469)	198	(25)
Gas	—	Gross (a)	2,656	(58)	—	(—)	19	(2)	35	(—)	2,710	(60)	1	(—)
		Net (b)	2,198	(38)	—	(—)	16	(2)	15	(—)	2,229	(40)	1	(—)
(a)	The total number of wells in which interests are owned.
(b)	The sum of fractional interests.
(c)	Includes amounts applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.

Participation in Exploratory and Development Wells Being Drilled

The following table sets forth, as of December 31, 2005, Occidental’s participation in exploratory and development wells being drilled.

		Consolidated Subsidiaries
Wells at December 31, 2005		United States	Latin America	Middle East/ North Africa	Other Eastern Hemisphere	Total	Other Interests	(a)
Exploratory and development wells
—	Gross	61	2	38	—	101	2
—	Net	42	2	14	—	58	1
(a)	Includes amounts applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.

At December 31, 2005, Occidental was participating in 106 pressure maintenance projects in the United States, 6 in Latin America, 34 in the Middle East/North Africa and 4 in the Other Eastern Hemisphere.

Oil and Gas Acreage

The following table sets forth, as of December 31, 2005, Occidental’s holdings of developed and undeveloped oil and gas acreage.

			Consolidated Subsidiaries
Thousands of acres at December 31, 2005			United States	Latin America	Middle East/ North Africa	Other Eastern Hemisphere	Total	Other Interests	(e)
Developed (a)	—	Gross (b)	4,450	39	647	568	5,704	114
	—	Net (c)	2,999	22	233	269	3,523	35
Undeveloped (d)	—	Gross (b)	1,832	24,534	34,004	11,832	72,202	5
	—	Net (c)	1,118	15,339	24,686	6,451	47,594	(449)
(a)	Acres spaced or assigned to productive wells.
(b)	Total acres in which interests are held.
(c)	Sum of the fractional interests owned based on working interests, or interests under production-sharing contracts and other economic arrangements.
(d)	Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether the acreage contains proved reserves.
(e)	Includes amounts applicable to equity investees in Russia and Yemen, partially offset by minority interests in a Colombian affiliate.

Oil and Natural Gas Production Per Day

The following table sets forth, for each of the three years in the period ended December 31, 2005, Occidental’s oil, NGLs and natural gas production per day.

	2005	2004	2003
United States
Crude oil and liquids (MBBL)
California	76	78	81
Permian	161	154	150
Horn Mountain	13	19	21
Hugoton and other	3	3	4
TOTAL	253	254	256
Natural Gas (MMCF)
California	242	237	252
Hugoton and other	133	127	138
Permian	170	130	129
Horn Mountain	8	13	13
TOTAL	553	507	532
Latin America
Crude oil and condensate (MBBL)
Colombia	36	37	37
Ecuador	42	46	25
TOTAL	78	83	62
Middle East/North Africa
Crude oil and condensate (MBBL)
Oman	17	13	12
Qatar	42	45	45
Yemen	28	32	35
Libya	8	—	—
TOTAL	95	90	92
Natural Gas (MMCF)
Oman	44	55	—
Other Eastern Hemisphere
Crude oil and condensate (MBBL)
Pakistan	5	7	9
Natural Gas (MMCF)
Pakistan	77	75	74
Barrels of Oil Equivalent (MBOE)
Subtotal consolidated subsidiaries	543	540	520
Colombia – minority interest	(4)	(4)	(5)
Russia – Occidental net interest	28	29	30
Yemen – Occidental net interest	1	1	2
Total worldwide production	568	566	547

Schedule II – Valuation and Qualifying Accounts In millions	Occidental Petroleum Corporation and Subsidiaries

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
2005
Allowance for doubtful accounts	$27	$—	$—		$—		$27
Environmental	$375	$63	$51	(a)	$(71	)(b)	$418
Foreign and other taxes, litigation and other reserves	1,082	50	11		(888	)(c)	255
	$1,457	$113	$62		$(959)		$673	(d)
2004
Allowance for doubtful accounts	$24	$3	$—		$—		$27
Environmental	$372	$60	$6		$(63	)(b)	$375
Foreign and other taxes, litigation and other reserves	1,167	41	—		(126	)(e)	1,082
	$1,539	$101	$6		$(189)		$1,457	(d)
2003
Allowance for doubtful accounts	$28	$—	$—		$(4)		$24
Environmental	$393	$64	$—		$(85	)(b)	$372
Foreign and other taxes, litigation and other reserves	1,104	14	80		(31	)(f)	1,167
	$1,497	$78	$80		$(116)		$1,539	(d)
(a)	Primarily represents acquisitions.
(b)	Primarily represents payments.
(c)	Includes reversal of tax reserves of $874 million.
(d)	Of these amounts, $138 million, $154 million and $132 million in 2005, 2004 and 2003, respectively, are classified as current.
(e)	Primarily represents balance sheet reclassifications and reclassifications to income.
(f)	Primarily represents balance sheet reclassifications.

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

There has been no change in Occidental's internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting. Management’s Annual Assessment of and Report on Occidental’s Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, set forth in Item 8, are incorporated by reference herein.

Part III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Occidental has adopted a Code of Business Conduct (Code). The Code applies to the chief executive officer, chief financial officer, chief accounting officer and persons performing similar functions (Key Personnel). The Code also applies to Occidental's directors, its employees and the employees of entities it controls. The Code is posted on the Occidental website www.oxy.com. Occidental will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to its Key Personnel or directors by disclosing the nature of that amendment or waiver on its website.

This item incorporates by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" in Occidental's definitive proxy statement filed in connection with its May 5, 2006, Annual Meeting of Stockholders (2006 Proxy Statement). See also the list of Occidental's executive officers and significant employees and related information under "Executive Officers" in Part I of this report.

ITEM 11    EXECUTIVE COMPENSATION

This item incorporates by reference the information appearing under the captions "Executive Compensation" (excluding, however, the information appearing under the subcaptions "Report of the Executive Compensation and Human Resources Committee" and "Performance Graph") and "Election of Directors — Information Regarding the Board of Directors and Its Committees" in the 2006 Proxy Statement.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item incorporates by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2006 Proxy Statement.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item incorporates by reference the information with respect to accountant fees and services appearing under the sub-captions "Audit and Other Fees" and "Report of the Audit Committee" in the 2006 Proxy Statement.

Part IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2). Financial Statements and Financial Statement Schedule

Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

(a) (3). Exhibits

2.1*

Agreement and Plan of Merger among Occidental Petroleum Corporation, Occidental Transaction 1, LLC and Vintage Petroleum, Inc., dated as of October 13, 2005. (Disclosure schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to Occidental's Current Report on Form 8-K dated October 13, 2005 (filed October 17, 2005), File No. 1-9210).

_________________________

* Incorporated herein by reference

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

3.(ii)*	Bylaws of Occidental, as amended through February 12, 2004 (filed as Exhibit 3.(ii) to the Registration Statement on Form S-8 of Occidental, File No. 333-78031).
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

All of the Exhibits numbered 10.1 to 10.74 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(c) of Form 10-K.

10.1*

Amended and Restated Employment Agreement, dated as of February 10, 2005, between Occidental and Dr. Ray R. Irani (filed as Exhibit 10.1 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2004, File No. 1-9210).

10.2*

Employment Agreement, dated as of January 13, 2005, between Occidental and Stephen I. Chazen (filed as Exhibit 10.5 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2004, File No. 1-9210).

10.3*

Employment Agreement, dated May 19, 2003, between Occidental and Donald P. de Brier (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

10.4*

Form of Indemnification Agreement between Occidental and each of its directors and certain executive officers (filed as Exhibit B to the Proxy Statement of Occidental for its May 21, 1987, Annual Meeting of Stockholders, File No. 1-9210).

10.5*

Occidental Petroleum Corporation Split Dollar Life Insurance Program and Related Documents (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 1994, File No. 1-9210).

10.6*

Split Dollar Life Insurance Agreement, dated January 24, 2002, by and between Occidental and Donald P. de Brier (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2002, File No. 1-9210).

10.7*

Occidental Petroleum Insured Medical Plan, as amended and restated effective April 29, 1994, amending and restating the Occidental Petroleum Corporation Executive Medical Plan (as amended and restated effective April 1, 1993) (filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ending March 31, 1994, File No. 1-9210).

10.8*

Occidental Petroleum Corporation Deferred Compensation Plan, Second Amendment and Restatement Effective as of January 1, 2003 (filed as Exhibit 10.14 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).

10.9*

Amendment to Occidental Petroleum Corporation Deferred Compensation Plan (filed as Exhibit 10.17 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2004, File No. 1-9210).

10.10	Occidental Petroleum Corporation 2005 Deferred Compensation Plan (Restatement Effective as of January 1, 2005).

_________________________

* Incorporated herein by reference

10.11*

Occidental Petroleum Corporation Senior Executive Supplemental Life Insurance Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.25 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).

10.12*

Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan (effective as of January 1, 1986, as amended and restated effective as of January 1, 1996) (filed as Exhibit 10.27 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1995, File No. 1-9210).

10.13*

Amendment No. 1 to Occidental Petroleum Corporation Senior Executive Survivor Benefit Plan, dated February 28, 2002 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2002, File No. 1-9210).

10.14*

Occidental Petroleum Corporation 1995 Incentive Stock Plan, as amended (filed as Exhibit 10.28 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).

10.15*

Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.2 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).

10.16*

Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.3 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).

10.17*	Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.5 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
10.18*	Form of Performance Stock Agreement under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 99.6 to the Registration Statement on Form S-8 of Occidental, File No. 33-64719).
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

10.21*

Form of Incentive Stock Option Agreement (With Accelerated Performance Vesting) under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).

10.22*

Form of Nonqualified Stock Option Agreement (With Accelerated Performance Vesting) under Occidental Petroleum Corporation 1995 Incentive Stock Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1999, File No. 1-9210).

10.23*

Form of 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 1997, File No. 1-9210).

10.24*

Form of Amendment to 1997 Performance Stock Option Agreement under the 1995 Incentive Stock Plan of Occidental Petroleum Corporation (filed as Exhibit 10.43 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 1999, File No. 1-9210).

10.25*

Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors, amended as of February 10, 2005 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2005, File No. 1-9210).

10.26*

Form of Restricted Stock Option Assignment under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 99.2 to the Registration Statement on Form S-8 of Occidental, File No. 333-02901).

10.27*

Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2003, File No. 1-9210).

_________________________

* Incorporated herein by reference

10.28*

Occidental Petroleum Corporation Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 1999, reflecting amendments effective through March 1, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2001, File No. 1-9210).

10.29*

Amendment Number 2 to the Occidental Petroleum Corporation Supplemental Retirement Plan (As Amended and Restated Effective January 1, 1999 Reflecting Amendments Effective through March 1, 2001) (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated December 7, 2004 (date of earliest event reported), filed December 8, 2004, File No. 1-9210).

10.30*

Summary of Material Terms and Conditions of Supplemental Retirement Allocations (effective as of January 1, 2005) (filed as Exhibit 10.39 to the Current Report on Form 8-K of Occidental dated April 6, 2005 (date of earliest event reported), filed April 6, 2005, File No. 1-9210).

10.31*

Occidental Petroleum Corporation 2001 Incentive Compensation Plan (as amended through September 12, 2002) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2002, File No. 1-9210).

10.32*

Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2001, File No. 1-9210).

10.33*

Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2001, File No. 1-9210).

10.34*

Form of Restricted Common Share Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit 10.40 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2001, File No. 1-9210).

10.35*

Amended And Restated Performance-Based Stock Award Terms And Conditions under Occidental Petroleum Corporation 2001 Incentive Compensation Plan for January 1, 2002 Grant (Effective June 20, 2005) (Corporate) (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.36*

Amended And Restated Performance-Based Stock Award Terms And Conditions under Occidental Petroleum Corporation 2001 Incentive Compensation Plan for January 1, 2002 Grant (Effective June 20, 2005) (Oil and Gas) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.37*

Amended And Restated Performance-Based Stock Award Terms And Conditions under Occidental Petroleum Corporation 2001 Incentive Compensation Plan for January 1, 2002 Grant (Effective June 20, 2005) (Chemicals) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

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

10.42*

Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2003 Grant (Effective June 20, 2005) (Corporate) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.43*

Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2003 Grant (Effective June 20, 2005) (Chemicals) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

_________________________

* Incorporated herein by reference

10.44*

Terms and Conditions for Incentive Stock Option Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

10.45*

Terms and Conditions for Nonqualified Stock Option Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

10.46*

Terms and Conditions of Restricted Share Unit Award (with mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

10.47*

Terms and Conditions of Restricted Share Unit Award (with mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2003 version) (filed as Exhibit 10.45 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).

10.48*

Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2004 Grant (Effective June 20, 2005) (Corporate) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.49*

Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2004 Grant (Effective June 20, 2005) (Chemicals) (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.50*

Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2004 Grant (Effective June 20, 2005) (Oil and Gas) (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.51*

Terms and Conditions of Stock Appreciation Rights Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2004, File No. 1-9210).

10.52*

Terms and Conditions of Restricted Share Unit Award (without deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2004, File No. 1-9210).

10.53*

Terms and Conditions of Restricted Share Unit Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2004 version) (filed as Exhibit 10.57 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-9210).

10.54*

Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2005 Grant (Effective June 20, 2005) (Corporate) (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.55*

Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2005 Grant (Effective June 20, 2005) (Chemicals) (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.56*

Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2005 Grant (Effective June 20, 2005) (Oil and Gas) (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.57*	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 99.1 to Occidental's Registration Statement on Form S-8, File No. 333-124732).
10.58*

Terms and Conditions of Stock Appreciation Rights Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.59*

Terms and Conditions of Restricted Share Unit Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.60*

Terms and Conditions of Restricted Share Unit Award (mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.61*

Agreement to Amend Outstanding Option Awards, dated October 26, 2005 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2005, File No. 1-9210).

_________________________

* Incorporated herein by reference

10.62	Terms and Conditions of Restricted Share Unit Award (mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (December 2005 version).
10.63	Terms and Conditions of Performance-Based Stock Award (deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2006 version – Corporate).
10.64	Terms and Conditions of Performance-Based Stock Award (deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2006 version – Oil and Gas).
10.65	Terms and Conditions of Performance-Based Stock Award (deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2006 version – Chemicals).
10.66*	Occidental Petroleum Corporation Deferred Stock Program (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2002, File No. 1-9210).
10.67*

Amendment to Occidental Petroleum Corporation Deferred Stock Program (filed as Exhibit 10.62 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2004, File No. 1-9210).

10.68	Occidental Petroleum Corporation 2005 Deferred Stock Program (Restatement Effective as of January 1, 2005).
10.69	Occidental Petroleum Corporation Executive Incentive Compensation Plan.
10.70*	Description of financial counseling program (filed as Exhibit 10.50 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.71*	Description of group excess liability insurance program (filed as Exhibit 10.51 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.72*	Executive Stock Ownership Guidelines (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, File No. 1-9210).
10.73*

Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated February 16, 2006 (date of earliest event reported), filed February 22, 2006, File No. 1-9210).

10.74*

Director Retainer and Attendance Fees (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated February 16, 2006 (date of earliest event reported), filed February 22, 2006, File No. 1-9210).

10.75*

Securities Purchase Agreement, dated as of July 8, 2002, by and between Lyondell Chemical Company and Occidental Chemical Holding Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

10.76*

Stockholders Agreement, dated as of August 22, 2002, by and among Lyondell Chemical Company and the Stockholders as defined therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

10.77*

Warrant for the Purchase of Shares of Common Stock, issued August 22, 2002 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

10.78*

Registration Rights Agreement, dated as of August 22, 2002, by and between Occidental Chemical Holding Corporation and Lyondell Chemical Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

10.79*

Occidental Partner Sub Purchase Agreement, dated July 8, 2002, by and among Lyondell Chemical Company, Occidental Chemical Holding Corporation, Oxy CH Corporation and Occidental Chemical Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Occidental dated August 22, 2002 (date of earliest event reported), filed September 6, 2002, File No. 1-9210).

12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2005.
21	List of subsidiaries of Occidental at December 31, 2005.
23.1	Independent Registered Public Accounting Firm's Consent.
23.2	Expert Consent.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________

* Incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION
March 1, 2006	By:	/s/ RAY R. IRANI
Ray R. Irani Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAY R. IRANI	Chairman of the Board of Directors,	March 1, 2006
Ray R. Irani	President and Chief Executive Officer
/s/ STEPHEN I. CHAZEN	Senior Executive Vice President	March 1, 2006
Stephen I. Chazen	and Chief Financial Officer
/s/ JIM A. LEONARD	Vice President and Controller	March 1, 2006
Jim A. Leonard	(Principal Accounting Officer)
/s/ SPENCER ABRAHAM	Director	March 1, 2006
Spencer Abraham
/s/ RONALD W. BURKLE	Director	March 1, 2006
Ronald W. Burkle
/s/ JOHN S. CHALSTY	Director	March 1, 2006
John S. Chalsty
/s/ EDWARD P. DJEREJIAN	Director	March 1, 2006
Edward P. Djerejian
/s/ R. CHAD DREIER	Director	March 1, 2006
R. Chad Dreier
/s/ JOHN E. FEICK	Director	March 1, 2006
John E. Feick

Signature	Title	Date
/s/ IRVIN W. MALONEY	Director	March 1, 2006
Irvin W. Maloney
/s/ RODOLFO SEGOVIA	Director	March 1, 2006
Rodolfo Segovia
/s/ AZIZ D. SYRIANI	Director	March 1, 2006
Aziz D. Syriani
/s/ ROSEMARY TOMICH	Director	March 1, 2006
Rosemary Tomich
/s/ WALTER L. WEISMAN	Director	March 1, 2006
Walter L. Weisman

This report was printed on recycled paper.

© 2005 Occidental Petroleum Corporation

EXHIBITS

10.10	Occidental Petroleum Corporation 2005 Deferred Compensation Plan (Restatement Effective as of January 1, 2005).
10.62	Terms and Conditions of Restricted Share Unit Award (mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (December 2005 version).
10.63	Terms and Conditions of Performance-Based Stock Award (deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2006 version – Corporate).
10.64	Terms and Conditions of Performance-Based Stock Award (deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2006 version – Oil and Gas).
10.65	Terms and Conditions of Performance-Based Stock Award (deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2006 version – Chemicals).
10.68	Occidental Petroleum Corporation 2005 Deferred Stock Program (Restatement Effective as of January 1, 2005).
10.69	Occidental Petroleum Corporation Executive Incentive Compensation Plan.
12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2005.
21	List of subsidiaries of Occidental at December 31, 2005.
23.1	Independent Registered Public Accounting Firm's Consent.
23.2	Expert Consent.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.