Form 10-Q
period 2006-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2006-05-04
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-9210

_____________________

OCCIDENTAL PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4035997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10889 Wilshire Boulevard Los Angeles, California	90024
(Address of principal executive offices)	(Zip Code)

(310) 208-8800

(Registrant’s telephone number, including area code)

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act):

☑ Large Accelerated Filer   ☐ Accelerated Filer   ☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).      ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common stock $.20 par value	428,268,858 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Amounts in millions)

	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,804	$2,189
Short-term investments	227	252
Receivables, net	3,453	3,141
Inventories	718	735
Prepaid expenses and others	378	256
Assets held for sale	1,502	1
Total current assets	8,082	6,574
LONG-TERM RECEIVABLES, net	324	377
INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,254	1,209
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $10,558 at March 31, 2006 and $10,088 at December 31, 2005	22,122	17,534
OTHER ASSETS	418	414
	$32,200	$26,108

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Amounts in millions)

	2006	2005
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt and capital lease liabilities	$255	$46
Accounts payable	2,335	2,069
Accrued liabilities	1,829	1,780
Domestic and foreign income taxes	776	383
Liabilities held for sale	460	2
Total current liabilities	5,655	4,280
LONG-TERM DEBT, net of current maturities and unamortized discount	3,273	2,873
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	2,055	962
Other	2,914	2,621
	4,969	2,583
MINORITY INTEREST	356	340
STOCKHOLDERS’ EQUITY
Common stock, at par value	86	80
Treasury stock	(229)	(8)
Additional paid-in capital	7,010	4,908
Retained earnings	11,497	10,425
Accumulated other comprehensive income	(417)	(373)
	17,947	15,032
	$32,200	$26,108

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Amounts in millions, except per-share amounts)

	2006	2005
REVENUES
Net sales	$4,570	$3,303
Interest, dividends and other income	54	33
Gains on disposition of assets, net	3	4
	4,627	3,340
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,989	1,532
Selling, general and administrative and other operating expenses	376	276
Environmental remediation	7	9
Exploration expense	71	47
Interest and debt expense, net	68	75
	2,511	1,939
Income before taxes and other items	2,116	1,401
Provision for domestic and foreign income and other taxes	932	601
Minority interest	37	21
Income from equity investments	(69)	(71)
Income from continuing operations	1,216	850
Discontinued operations, net	13	(4)
NET INCOME	$1,229	$846
BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$2.87	$2.12
Discontinued operations, net	0.03	(0.01)
Basic earnings per common share	$2.90	$2.11
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$2.83	$2.09
Discontinued operations, net	0.03	(0.01)
Diluted earnings per common share	$2.86	$2.08
DIVIDENDS PER COMMON SHARE	$0.36	$0.31
BASIC SHARES	424.2	400.4
DILUTED SHARES	430.5	406.3

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Amounts in millions)

	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,229	$846
Adjustments to reconcile income to net cash provided by operating activities:
Discontinued operations, net	(13)	4
Depreciation, depletion and amortization of assets	480	344
Deferred income tax provision	34	30
Other non-cash charges to income	205	152
Gains on disposition of assets, net	(3)	(4)
Income from equity investments	(69)	(71)
Dry hole and impairment expense	29	31
Changes in operating assets and liabilities	168	(29)
Other operating, net	(75)	(64)
Operating cash flow from continuing operations	1,985	1,239
Operating cash flow from discontinued operations	36	(5)
Net cash provided by operating activities	2,021	1,234
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(605)	(536)
Purchase of businesses, net	(1,488)	(321)
Sales of businesses and disposal of property, plant, and equipment, net	5	4
Purchase of short-term investments	(5)	(41)
Sales of short-term investments	30	21
Equity investments and other investing, net	(56)	27
Investing cash flow from continuing operations	(2,119)	(846)
Investing cash flow from discontinued operations	(11)	—
Net cash used by investing activities	(2,130)	(846)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	70	46
Payments on long-term debt and capital lease liabilities	(45)	(459)
Proceeds from issuance of common stock	2	1
Purchase of treasury stock	(176)	—
Excess tax benefits related to share-based payments	7	—
Cash dividends paid	(147)	(109)
Stock options exercised	12	27
Other	1	(1)
Net cash used by financing activities	(276)	(495)
Decrease in cash and cash equivalents	(385)	(107)
Cash and cash equivalents—beginning of period	2,189	1,199
Cash and cash equivalents—end of period	$1,804	$1,092

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2006

1.

General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation (OPC) and/or one or more entities where it owns a majority voting interest. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2006 and the consolidated statements of income and cash flows for the three months ended March 31, 2006 and 2005. The income and cash flows for the periods ended March 31, 2006 and 2005, are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statement elements and notes for the prior year have been reclassified to conform to the 2006 presentation.

2.

Asset Acquisitions, Dispositions and Other Transactions

On January 30, 2006, Occidental completed the merger of Vintage Petroleum, Inc. (Vintage) into a wholly-owned Occidental subsidiary. Occidental acquired producing assets in Argentina, the United States, Yemen and Bolivia. The Argentine assets consist of 22 concessions, 19 of which Occidental will operate, located in the San Jorge Basin in southern Argentina and the Cuyo Basin in western Argentina. Occidental paid approximately $1.3 billion to former Vintage shareholders for the cash portion of the merger consideration and issued approximately 28 million shares for the stock portion, which was valued at $2.1 billion. The value of Occidental’s shares was determined by the average share price for the five-day period beginning two days before the acquisition announcement. In addition, Occidental assumed Vintage’s debt, which had an estimated fair market value of $585 million at closing. Occidental intends to divest a portion of these assets. Occidental believes that the merger provides significant growth opportunities represented by Vintage’s assets in Argentina, California and Yemen, all of which will complement and enhance Occidental’s current operations and production in those regions. Furthermore, the addition of Vintage’s assets is expected to make significant long-term contributions to Occidental’s cash flow.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The results of Vintage’s operations have been included in the consolidated financial statements since January 30, 2006. A preliminary allocation of the purchase price has been made based on currently available information. The assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. However, certain information necessary to complete Occidental’s final purchase price allocation is not yet available. Occidental is currently evaluating the assets to determine the fair value of the existing oil and gas reserves associated with the acquired assets. In addition, Occidental is in the process of divesting a portion of the assets acquired and is still gathering market information about these assets. Occidental also has not made a final determination of all the liabilities that may be attributable to the proposed transaction as well as the fair values of all existing liabilities, including any contingent liabilities. Occidental expects to finalize its allocation of the purchase price as soon as practicable.

At March 31, 2006, certain Vintage assets and their related liabilities are classified as held for sale as Occidental expects to divest of these assets in the next 12 months. On the March 31, 2006 consolidated balance sheet, the assets held for sale amount includes approximately $1.46 billion of property, plant and equipment and the liabilities held for sale amount includes approximately $395 million of deferred income taxes. The results of operations for the assets held for sale are not included in the revenue, cost or production amounts and are treated as discontinued operations. Net revenues and pre-tax income for discontinued operations for the first quarter of 2006 were $57 million and $21 million, respectively.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Vintage had occurred at the beginning of each period (in millions):

Three Months Ended March 31,	2006	2005
PRO FORMA RESULTS OF OPERATIONS
Net sales	$4,694	$3,480
Net income	$1,201	$869
Basic earnings per common share	$2.83	$2.03
Diluted earnings per common share	$2.79	$2.00

The unaudited pro forma data presented above use estimates and assumptions based on information currently available, and are not necessarily indicative of the results of operations of Occidental that would have occurred had such acquisition actually been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future results of operations.

3.

Accounting Changes

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement provides new accounting guidance for embedded derivatives and other issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Occidental is currently assessing the effect of SFAS No. 155 on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all servicing assets and servicing liabilities recognized and measured after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 156 is not expected to have a material effect on Occidental’s financial statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).” FSP FIN 46(R)-6 provides further accounting guidance in assessing whether an entity is subject to the accounting requirements of FIN 46(R). FSP FIN 46(R)-6 is effective for all entities with which an enterprise becomes involved and all existing entities when a reconsideration event has occurred, in each case, at the beginning of the first reporting period that starts after June 15, 2006. Occidental is currently assessing the effect of FIN 46(R)-6 on its financial statements.

4.	Comprehensive Income The following table presents Occidental’s comprehensive income items (in millions):
Three Months Ended March 31,	2006	2005
Net income	$1,229	$846
Other comprehensive income items
Foreign currency translation adjustments	3	(12)
Derivative mark-to-market adjustments	(47)	(184)
Unrealized gain on securities	—	103
Other comprehensive income, net of tax	(44)	(93)
Comprehensive income	$1,185	$753

During the first quarter of 2005, Occidental entered into a series of fixed price swaps and costless collar agreements that qualify as cash-flow hedges for the sale of its crude oil production. These agreements hedge production from July 2005 to the end of 2011. The first quarter 2006 and 2005 derivative mark-to-market adjustments in the table above include an after-tax loss of $60 million and $176 million, respectively, from changes in these cash flow hedges.

5.

Supplemental Cash Flow Information

During the three months ended March 31, 2006 and 2005, net cash payments for federal, foreign and state income taxes were approximately $266 million and $108 million, respectively. Interest paid (net of interest capitalized of $10 million and $3 million, respectively) totaled approximately $58 million and $98 million for the three months ended March 31, 2006 and 2005, respectively. See Note 2 for information regarding the non-cash portion of businesses acquired.

6.

Inventories

A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

Balance at	March 31, 2006	December 31, 2005
Raw materials	$78	$84
Materials and supplies	240	195
Finished goods	517	573
	835	852
LIFO reserve	(117)	(117)
Total	$718	$735

7.

Asset Retirement Obligations

The following summarizes the activity of the asset retirement obligations of which $9 million and $7 million is included in accrued liabilities at March 31, 2006 and 2005, respectively, and the remaining balance is included in other deferred credits and other liabilities (in millions):

Three Months Ended March 31,	2006	2005
Beginning balance	$233	$206
Liabilities incurred in the period	1	1
Liabilities settled in the period	(5)	(1)
Acquisition and other	77	1
Accretion expense	5	3
Ending balance	$311	$210
8.

Environmental Expenditures

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

The following table presents Occidental’s environmental remediation reserves at March 31, 2006, the current portion of which ($83 million) is included in accrued liabilities. The remaining amount of $325 million is included in other deferred credits and other liabilities. The reserves are grouped by three categories of environmental remediation sites ($ amounts in millions):

	# of Sites	Reserve Balance
CERCLA & Equivalent Sites	129	$233
Active Facilities	19	109
Closed or Sold Facilities	39	66
Total	187	$408

In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental believes it is reasonably possible that it will continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $415 million beyond the amount accrued.

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at March 31, 2006 ($ amounts in millions):

Description	# of Sites	Reserve Balance
Minimal/No Exposure (a)	106	$4
Reserves between $1-10 MM	16	53
Reserves over $10 MM	7	176
Total	129	$233
(a)

Includes 28 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 59 sites where Occidental’s reserves are less than $50,000 each, and 12 sites where reserves are between $50,000 and $1 million each.

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

Since April 2004, Occidental Chemical Corporation (OxyChem), has been served with eight lawsuits filed in Nicaragua by approximately 2,200 individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. OxyChem is aware of, but has not been served in, 21 additional cases in Nicaragua, which Occidental understands make similar allegations. In the opinion of management, these claims are without merit because, among other things, OxyChem believes that none of the pesticide it manufactured was ever sold or used in Nicaragua. Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. In previous situations, involving other defendants, Nicaraguan courts have proceeded to enter significant judgments against the defendants under that statute. OxyChem has filed a response to the complaints contesting jurisdiction without posting such pre-trial deposit. In December 2004, the judge in one of the cases (Osorio Case), ruled the court had jurisdiction over the defendants, including OxyChem, and that the plaintiffs had waived the requirement of the pre-trial deposit. OxyChem has appealed that portion of the ruling relating to the jurisdiction of the Nicaraguan courts. Thereafter, the trial court ordered defendants, including OxyChem, to file an answer. In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in the Osorio Case. In August 2005, the judge in the Osorio Case entered judgment against several defendants, including OxyChem, for damages totaling approximately $97 million. OxyChem has no assets in Nicaragua and, in the opinion of management, any judgment rendered under the statute, including in the Osorio Case, would be unenforceable in the United States.

In September 2004, Occidental received formal notification that Petroecuador, the state oil company of Ecuador, was initiating proceedings to determine if Occidental had violated either its Participation Contract for Block 15 or the Ecuadorian Hydrocarbons Law and whether the alleged violations constitute grounds for terminating the Participation Contract. In August 2005, Petroecuador issued a report recommending that the Minister of Energy declare the termination of Occidental’s Participation Contract for Block 15. The principal allegation stated in the notice and the Petroecuador report is an assertion that Occidental should have obtained government approval for the farmout agreement entered into in 2000. In November 2005, the Minister of Energy, following the procedure set forth in the Ecuadorian Hydrocarbons Law, requested that Occidental respond to the allegations against it. In February 2006, Occidental submitted its response to the Minister of Energy, in which Occidental confirmed its belief that it has complied with all material obligations under the Participation Contract and Ecuadorian law, and that any termination of the contract based upon the stated allegations would be unfounded and would constitute an unlawful expropriation. Occidental has been cooperating with the Ecuadorian authorities in these proceedings, and will continue to strive for an amicable resolution. Occidental currently is unable to determine the outcome of these proceedings, and the potential impact of any negotiated settlement of this dispute is unclear in light of recent legislation discussed below.

The Government of Ecuador enacted legislation on April 25, 2006, that unilaterally alters the fiscal terms contemplated by the participation contracts of foreign oil companies. This legislation requires these companies to pay to the Government at least 50% of the revenue from oil production, above a benchmark price per barrel. Based on its preliminary understanding of this legislation, Occidental believes that the discounted value of future net cash flows from Block 15 will be reduced by approximately half as a result of this legislation but that an impairment of the book value of these assets will not be required. Assuming a Napo Ecuadorian crude oil price of $44 per barrel ($19.50 per barrel less than WTI), which was the approximate average during the first quarter of 2006, Occidental believes the law's implementation would reduce its net income taxes by approximately $9 for each barrel of Ecuadorian crude oil sold. Implementing regulations may impact these assets further. Occidental believes that this law violates the United States-Ecuador bilateral investment treaty and the terms of Occidental’s Block 15 Participation Contract. Several Ecuadorian legal experts have also indicated that this legislation violates Ecuador’s Constitution. Occidental is evaluating potential legal actions with respect to this legislation.

Block 15 operations represent approximately 7 percent of Occidental's first quarter 2006 worldwide production, 3 percent of its pro-forma proved consolidated reserves including the Vintage acquisition, and 2 percent of its total property, plant and equipment, net of accumulated depreciation, depletion and amortization, at March 31, 2006.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 2001 are generally closed for U.S. federal corporate income tax purposes. Corporate tax returns for taxable years 2001 through 2003 are in various stages of audit by the U.S. Internal Revenue Service. Disputes arise during the course of such audits as to facts and matters of law.

Occidental has guarantees outstanding at March 31, 2006, which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At March 31, 2006, the notional amount of the guarantees that are subject to the reporting requirements of FIN 45 was approximately $530 million. Of this amount, approximately $445 million relates to Occidental’s guarantees of equity investees’ debt and other commitments. The remaining $85 million relates to various indemnities and guarantees provided to third parties.

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

10.

Income Taxes

The provision for taxes based on income for the 2006 and 2005 interim periods was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion (APB) No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income. The provision for income taxes for the first quarter of 2005 includes a $10 million charge related to a state income tax issue.
11.

Stock-Based Incentive Plans

On July 1, 2005, Occidental adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments”, under the modified prospective transition method. The following table shows the pro forma net income and earnings per share that Occidental would have recorded if compensation expense were determined using SFAS No. 123R for the three months ended March 31, 2005 (amounts in millions, except per share amounts):

Three Months Ended March 31,	2005
Net income	$846
Add: Stock-based compensation included in net income, net of tax, under APB No. 25	35
Deduct: Stock-based compensation, net of tax, determined under SFAS No. 123R fair value method	(38)
Pro-forma net income	$843
Earnings Per Share:
Basic – as reported	$2.11
Basic – pro forma	$2.11
Diluted – as reported	$2.08
Diluted – pro forma	$2.08
12.

Retirement Plans and Postretirement Benefits

Occidental has various defined benefit and defined contribution retirement plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans (in millions):

Three Months Ended March 31,	2006		2005
Net Periodic Benefit Cost	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$3	$2	$3	$2
Interest cost	7	9	6	8
Expected return on plan assets	(8)	—	(7)	—
Recognized actuarial loss	—	4	1	4
Total	$2	$15	$3	$14
Occidental did not fund any of its domestic defined benefit pension plans for the quarter ended March 31, 2006 and it does not expect to contribute any further amount in 2006.

13.

Investments in Unconsolidated Entities

Since August 2002, when Occidental acquired its investment in Lyondell Chemical Company (Lyondell), two senior executives of Occidental have held seats on Lyondell’s board of directors. In the second quarter of 2006, one of Occidental’s senior executives will not stand for re-election to Lyondell’s board of directors at its annual meeting on May 4, 2006. As a result, Occidental management believes that it will lose the ability to exercise significant influence over Lyondell’s financial and operating policies and will discontinue accruing its share of Lyondell earnings or losses under equity-method accounting. Subsequent to the annual meeting, Occidental will account for its Lyondell shares as an available-for-sale cost method investment. Occidental will recognize only dividend income subsequent to the annual meeting and the investment will be adjusted to fair value every quarter with an offset to other comprehensive income in stockholders’ equity.

14.	Industry Segments The following table presents Occidental’s interim industry segment and corporate disclosures (in millions):
	Oil and Gas	Chemical	Corporate and Other		Total
Quarter ended March 31, 2006
Net sales	$3,299	$1,241	$30		$4,570
Pretax operating profit (loss)	$2,002	$248	$(102	)(a)	$2,148
Income taxes	—	—	(932	)(b)	(932)
Discontinued operations, net	—	—	13	(c)	13
Net income (loss)	$2,002	$248	$(1,021)		$1,229
Quarter ended March 31, 2005
Net sales	$2,219	$1,061	$23		$3,303
Pretax operating profit (loss)	$1,349	$214	$(112	)(a)	$1,451
Income taxes	—	—	(601	)(b)	(601)
Discontinued operations, net	—	—	(4)		(4)
Net income (loss)	$1,349	$214	$(717	)(d)	$846
(a)	Includes unallocated net interest expense, administration expense and other items.
(b)	Includes all foreign and domestic income taxes. The 2005 amount includes a $10 million charge related to a state income tax issue.
(c)	The first quarter 2006 discontinued operations represent the net after tax results of the operations of the Vintage properties that are held for sale.
(d)	Includes a $10 million pre-tax interest charge to redeem the 7.65 percent senior notes ($6 million net of tax), which were due in February 2006.

15.

Condensed Consolidating Financial Information

The Occidental subsidiary that merged with Vintage is Vintage Petroleum, LLC. Payment of the Vintage Petroleum, LLC 8.25 percent senior notes due 2012 and 7.875 percent senior subordinated notes due 2011 is guaranteed by Occidental Petroleum Corporation (Guarantor). The following condensed supplemental consolidating financial information reflects the summarized financial information of Vintage Petroleum, LLC, and its Guarantor and OPC’s non-guarantor subsidiaries (in millions):

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2006

	Occidental Petroleum Corporation	Vintage Petroleum, LLC	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$2,168	$1,767	$4,176	$(29)	$8,082
Investments in subsidiaries and unconsolidated entities	33,768	—	1,051	(33,565)	1,254
Property, plant and equipment, net	1	4,113	18,008	—	22,122
Other non-current assets	10,347	34	15,449	(25,088)	742
	$46,284	$5,914	$38,684	$(58,682)	$32,200
LIABILITIES AND EQUITY
Current liabilities	$743	$791	$4,150	$(29)	$5,655
Long-term debt, net	2,351	357	565	—	3,273
Other long-term liabilities	25,243	1,311	3,503	(25,088)	4,969
Minority interest	—	—	356	—	356
Stockholders’ equity	17,947	3,455	30,110	(33,565)	17,947
	$46,284	$5,914	$38,684	$(58,682)	$32,200

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended March 31, 2006

	Occidental Petroleum Corporation	Vintage Petroleum, LLC	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Net Sales	$—	$145	$4,425	$—	$4,570
Interest, dividends and other income	6	—	107	(56)	57
	6	145	4,532	(56)	4,627
COSTS AND OTHER DEDUCTIONS
Cost of sales	—	78	1,911	—	1,989
Selling, general and administrative and other operating expenses	78	8	368	—	454
Interest and debt expense, net	106	6	12	(56)	68
	184	92	2,291	(56)	2,511
Income before taxes and other items	(178)	53	2,241	—	2,116
Provision for domestic and foreign income and other taxes	(65)	17	980	—	932
Minority interest	—	—	37	—	37
(Income)/loss from equity investments	(1,342)	—	(69)	1,342	(69)
Income from continuing operations	1,229	36	1,293	(1,342)	1,216
Discontinued operations, net	—	13	—	—	13
NET INCOME	$1,229	$49	$1,293	$(1,342)	$1,229

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2006

	Occidental Petroleum Corporation	Vintage Petroleum, LLC	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Operating cash flow from continuing operations	$276	$(28)	$1,739	$(2)	$1,985
Operating cash flow from discontinued operations	—	36	—	—	36
Net cash provided by operating activities	276	8	1,739	(2)	2,021
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	—	(32)	(573)	—	(605)
Purchase of businesses, net	(1,488)	—	—	—	(1,488)
Other investing, net	25	—	(51)	—	(26)
Investing cash flow from continuing operations	(1,463)	(32)	(624)	—	(2,119)
Investing cash flow from discontinued operations	—	(11)	—	—	(11)
Net cash used by investing activities	(1,463)	(43)	(624)	—	(2,130)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	70	—	70
Payments on long-term debt and capital lease liabilities	(26)	(19)	(2)	2	(45)
Purchase of treasury stock	(176)	—	—	—	(176)
Cash dividends paid	(147)	—	—	—	(147)
Intercompany	1,091	64	(1,155)	—	—
Other financing, net	22	—	—	—	22
Net cash provided (used) by financing activities	764	45	(1,087)	2	(276)
(Decrease) Increase in cash and cash equivalents	(423)	10	28	—	(385)
Cash and cash equivalents —beginning of period	2,161	—	28	—	2,189
Cash and cash equivalents — end of period	$1,738	$10	$56	$—	$1,804

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (as defined in Note 1 to the consolidated condensed financial statements) reported net income for the first quarter of 2006 of $1.2 billion, on net sales of $4.6 billion, compared with net income of $846 million, on net sales of $3.3 billion, for the same period of 2005. Basic earnings per common share were $2.90 for the first quarter of 2006, compared with basic earnings per common share of $2.11 for the same period of 2005. Diluted earnings per common share were $2.86 per share for the first quarter of 2006, compared with diluted earnings per common share of $2.08 per share for the first quarter of 2005.

Net income for the first quarter of 2005 included a $10 million pre-tax interest charge to redeem outstanding 7.65 percent senior notes and a $10 million charge related to a state income tax issue. Net income for the first quarter of 2006, compared to the same period in 2005, reflected higher oil and gas prices and production and higher chemical margins resulting from higher chemical prices, partially offset by higher oil and gas production and exploration costs, higher DD&A expense and higher energy and raw material costs.

Selected Income Statement Items

The increase of $1.3 billion in net sales in the first quarter of 2006, compared with the same period in 2005, primarily reflected higher worldwide crude oil, natural gas and chemical prices and higher oil and gas production.

The increase of $457 million in cost of sales for the first quarter of 2006, compared with the same period in 2005, primarily reflected higher oil and gas production costs and volumes, higher energy and chemical raw material costs and higher DD&A expense. The increase of $100 million in selling, general and administrative and other operating expenses for the first quarter of 2006, compared to the same period in 2005, reflected increases in share-based compensation expense, various oil and gas costs, including production-related taxes, and other operating costs. The increase of $24 million in exploration expense for the first quarter of 2006, compared to the same period in 2005, was due to increases in the Middle East/North Africa exploration program. Interest and debt expense, net for the first quarter of 2005 included a pre-tax debt redemption charge of $10 million. The provision for income taxes for the first quarter of 2005 included a $10 million charge related to a state tax issue.

Selected Analysis of Financial Position

The increase in receivables, net of $312 million at March 31, 2006, compared with December 31, 2005, was due to higher sales prices and oil and gas production volumes. The increase in property, plant and equipment of $4.6 billion at March 31, 2006, compared to December 31, 2005, was due to the Vintage Petroleum, Inc. (Vintage) acquisition.

The increase of $209 million in current maturities of long-term debt and capital lease liabilities at March 31, 2006, compared to December 31, 2005, was due to debt acquired from Vintage that will be redeemed in May 2006. The increase of $266 million in accounts payable at March 31, 2006, compared to December 31, 2005, was due to higher prices and volumes for purchased oil and gas in the marketing and trading operations. The increase in domestic and foreign income taxes payable of $393 million at March 31, 2006, compared with December 31, 2005, was due to the first payment for estimated federal and state income taxes not being due for payment until April 2006. The increase in long-term debt of $400 million at March 31, 2006, compared to December 31, 2005, was the result of long-term debt acquired from Vintage. The increase in deferred and other domestic and foreign income taxes of $1.1 billion at March 31, 2006, compared to December 31, 2005, was due to additional deferred taxes recorded as part of the Vintage acquisition. The increase in other deferred credits and other liabilities of $293 million at March 31, 2006, compared with December 31, 2005, was primarily the result of accruals related to the Vintage acquisition and the Oman Block 9 extension. The increase in additional paid-in capital of $2.1 billion at March 31, 2006, compared to December 31, 2005, was the result of the stock issued as consideration for the Vintage acquisition.

Segment Operations

The following table sets forth the sales and earnings of each industry segment and unallocated corporate items (in millions):

	Three Months Ended March 31
	2006	2005
Net Sales
Oil and gas	$3,299	$2,219
Chemical	1,241	1,061
Other	30	23
Net Sales	$4,570	$3,303
Segment Earnings
Oil and gas	$2,002	$1,349
Chemical	248	214
	2,250	1,563
Unallocated Corporate Items
Interest expense, net (a)	(29)	(61)
Income taxes (b)	(932)	(601)
Other	(73)	(51)
Income from Continuing Operations	1,216	850
Discontinued operations, net of tax (c)	13	(4)
Net Income	$1,229	$846
(a)	The first quarter 2005 includes a $10 million pre-tax interest charge to redeem all the outstanding 7.65 percent senior notes, which were due in February 2006.
(b)	The first quarter 2005 includes a $10 million charge related to a state income tax issue.
(c)	The first quarter 2006 discontinued operations represent the net after tax results of operations of the Vintage properties that are held for sale.

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

The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate and other:

	Three Months Ended March 31
(in millions, except per share amounts)	2006	EPS	2005	EPS
TOTAL REPORTED EARNINGS	$1,229	$2.90	$846	$2.11
Oil and Gas
Segment Earnings	$2,002		$1,349
No significant items affecting earnings	—		—
Segment Core Earnings	2,002		1,349
Chemical
Segment Earnings	248		214
No significant items affecting earnings	—		—
Segment Core Earnings	248		214
Total Segment Core Earnings	2,250		1,563
Corporate and Other
Corporate Results — Non Segment*	(1,021)		(717)
Less:
Debt purchase expense	—		(10)
State tax issue	—		(10)
Tax effect of pre-tax adjustments	—		4
Discontinued operations, net of tax	13		(4)
Corporate Core Results — Non Segment	(1,034)		(697)
Total Core Earnings	$1,216	$2.87	$866	$2.16

* Interest expense, income taxes, G&A expense and other, and non-core items.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for reported income and core earnings:

	Three Months Ended March 31
(in millions)	2006	2005
REPORTED INCOME
Oil & Gas (a)	$2,002	$1,349
Chemicals	248	214
Corporate & other	(102)	(112)
Pre-tax income	2,148	1,451
Income tax expense
Federal and state	460	349
Foreign (a)	472	252
Total	932	601
Income from continuing operations	$1,216	$850
Worldwide effective tax rate	43%	41%
CORE EARNINGS
Oil & Gas (a)	$2,002	$1,349
Chemical	248	214
Corporate & other	(102)	(102)
Pre-tax income	2,148	1,461
Income tax expense
Federal and state	460	343
Foreign (a)	472	252
Total	932	595
Core Earnings	$1,216	$866
Worldwide effective tax rate	43%	41%
(a)

Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas pre-tax income includes revenue amounts of $290 million for the first quarter of 2006 and $187 million for the first quarter of 2005.

Oil and Gas Segment

	Three Months Ended March 31
Summary of Operating Statistics	2006	2005
Net Production per Day:
Crude Oil and Natural Gas Liquids (MBL)
United States	266	247
Latin America	107	74
Middle East/North Africa	115	101
Other Eastern Hemisphere	4	5
Natural Gas (MMCF)
United States	582	528
Latin America	26	—
Middle East	25	56
Other Eastern Hemisphere	75	78
Barrels of Oil Equivalent (MBOE) per day (a)
Consolidated subsidiaries	610	537
Other interests	26	28
Worldwide production	636	565
Average Sales Price:
Crude Oil ($/BBL)
United States	$55.25	$44.24
Latin America	$48.84	$39.87
Middle East/North Africa	$57.94	$42.00
Other Eastern Hemisphere	$50.63	$37.97
Total consolidated subsidiaries	$54.26	$42.68
Other interests	$33.79	$28.20
Total Worldwide	$53.11	$41.71
Natural Gas ($/MCF)
United States	$8.36	$5.94
Latin America	$1.76	$—
Middle East	$0.97	$0.96
Other Eastern Hemisphere	$2.85	$2.21
Total consolidated subsidiaries	$7.20	$5.04
Other interests	$0.13	$0.15
Total Worldwide	$6.94	$4.89
(a)	Natural gas volumes have been converted to equivalent BOE based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as a "Mcf") of gas to one barrel of oil.

Oil and gas segment and core earnings for the first quarter of 2006 were $2.0 billion, compared with $1.3 billion for the same period of 2005. The increase in earnings for the first quarter of 2006, compared to the first quarter of 2005, reflected higher prices and production for crude oil and natural gas, partially offset by higher production-related taxes and higher utility costs which were the result of higher oil and gas prices, and higher DD&A rates. The increase of $1.1 billion in net sales in the first quarter of 2006, compared with the same period in 2005, reflected higher prices and production for crude oil and natural gas.

The increase in production for the first quarter of 2006 was due to the Vintage acquisition, a series of Permian Basin acquisitions completed last year and the resumption of producing operations in Libya in the third quarter of 2005. First quarter 2006 production, compared to first quarter 2005 production, was negatively impacted by higher prices under Occidental’s production sharing contracts in Oman, Qatar, Yemen and Long Beach. If prices had remained at first quarter of 2005 levels, production in the first quarter of 2006 would have been approximately 8,000 equivalent barrels per day higher.

The average West Texas Intermediate price in the first quarter of 2006 was $63.48 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $11.42 per million BTUs. A change of 25 cents per million BTUs in NYMEX gas prices impacts quarterly oil and gas segment earnings by approximately $12 million while a $1.00 per-barrel change in oil prices has a quarterly impact of approximately $40 million. Occidental expects that its realized U.S. price for the second quarter of 2006 will be $5.83 per Mcf, compared to $8.36 per Mcf in the first quarter of 2006, which is expected to reduce quarterly segment income by approximately $120 million.

Average production costs for the first quarter 2006 were $10.22 per barrel of oil equivalent (BOE) compared to the average 2005 production cost of $8.71 per BOE. Approximately 60 percent of the increase was due to higher energy prices pushing up utility, gas plant and CO2 costs and ad valorem and export taxes, and the impact of higher energy prices on Occidental’s production sharing contracts. In addition, Argentina export taxes represent 26 cents of this increase. The remaining cost changes were the result of workover, maintenance and other costs.

Occidental expects second quarter 2006 oil and gas production to be approximately 650,000 BOE since it will include a full quarter of Vintage production.

On January 30, 2006, Occidental completed the merger of Vintage into a wholly-owned Occidental subsidiary. Occidental acquired producing assets in Argentina, the United States, Yemen and Bolivia. The Argentine assets consist of 22 concessions, 19 of which Occidental will operate, located in the San Jorge Basin in southern Argentina and the Cuyo Basin in western Argentina. Occidental paid approximately $1.3 billion to former Vintage shareholders for the cash portion of the merger consideration and issued approximately 28 million shares for the stock portion, which was valued at $2.1 billion. The value of Occidental’s shares was determined by the average share price for the five-day period beginning two days before the acquisition announcement. In addition, Occidental assumed Vintage’s debt, which had an estimated fair market value of $585 million at closing. Occidental intends to divest a portion of these assets. Occidental believes that the merger provides significant growth opportunities represented by Vintage’s assets in Argentina, California and Yemen, all of which will complement and enhance Occidental’s current operations and production in those regions. Furthermore, the addition of Vintage’s assets is expected to make significant long-term contributions to Occidental’s cash flow. The results of operations for the assets held for sale are not included in the revenue, cost or production amounts and are treated as discontinued operations.

Chemical Segment

	Three Months Ended March 31
Summary of Operating Statistics	2006	2005
Major Product Volumes (M Tons, except PVC Resins)
Chlorine (a,b)	845	705
Caustic Soda (a,b)	771	714
Ethylene Dichloride (b)	117	130
PVC Resins (millions of pounds)	949	1,025
Major Product Price Index (1987 through 1990 average price = 1.0)
Chlorine (b)	2.59	2.56
Caustic Soda (b)	1.89	1.52
Ethylene Dichloride (b)	1.44	1.78
PVC Resins (c)	1.48	1.29
(a)	Product volumes include those manufactured and consumed internally.
(b)	The first quarter of 2006 includes product volumes and prices from the Vulcan chemical operating assets purchased in the second quarter of 2005.
(c)	Product volumes produced at former PolyOne facilities, now part of Occidental, are excluded from the product price indexes.

Chemical segment and core earnings for the first quarter of 2006 were $248 million, compared with $214 million for the same period of 2005. The increase in earnings for the first quarter of 2006, compared with the same period in 2005, was due primarily to increased chlor-alkali volumes and higher margins in chlor-alkali and PVC resins resulting from higher sales prices, partially offset by higher energy and feedstock costs.

The increase of $180 million in net sales in the first quarter of 2006, compared with the same period in 2005, primarily reflected increased chlor-alkali volumes and higher prices for caustic soda and PVC resins.

Corporate and Other

Unallocated corporate items – income taxes for the first quarter of 2005 includes a $10 million charge related to a state tax issue.

Since August 2002, when Occidental acquired its investment in Lyondell Chemical Company (Lyondell), two senior executives of Occidental have held seats on Lyondell’s board of directors. In the second quarter of 2006, one of Occidental’s senior executives will not stand for re-election to Lyondell’s board of directors at its annual meeting on May 4, 2006. As a result, Occidental management believes that it will lose the ability to exercise significant influence over Lyondell’s financial and operating policies and will discontinue accruing its share of Lyondell earnings or losses under equity-method accounting. Subsequent to the annual meeting, Occidental will account for its Lyondell shares as an available-for-sale cost method investment. Occidental will recognize only dividend income subsequent to the annual meeting and the investment will be adjusted to fair value every quarter with an offset to other comprehensive income in stockholders’ equity.

Liquidity and Capital Resources

Occidental’s net cash provided by operating activities was $2.0 billion for the first quarter of 2006, compared with $1.2 billion for the same period of 2005. The significant increase in operating cash flow in 2006, compared to 2005, resulted from several factors. The most important drivers were the significantly higher oil and natural gas prices and production and, to a much lesser extent, higher chemical margins. In the first quarter of 2006, compared to the same period in 2005, Occidental's realized oil price was higher by 27 percent and Occidental’s realized natural gas price increased almost 41 percent in the U.S., where approximately 80 percent of Occidental’s natural gas was produced. Oil and gas production for the first quarter of 2006, compared to the same period in 2005, increased almost 13 percent.

Increases in sales prices realized for Occidental's major chemical product lines for the first quarter of 2006, compared to the first quarter of 2005, ranged from 1 to 24 percent. Chemical prices increased in the first quarter of 2006 at a higher rate than the energy-driven increase in feedstock and power costs, thereby improving margins and cash flow. Chemical price changes had a less significant effect on cash flow because chemical segment earnings and cash flow are significantly smaller than those for the oil and gas segment and because of increases in energy price-driven feedstock and electric power costs, which are major elements of manufacturing cost for the chemical segment's products.

Increases in the costs of producing oil and gas, such as purchased goods and services, utility and gas plant costs and production taxes, partially offset oil and gas sales price increases, but such cost increases had a much lower effect on cash flow than the realized price increases. Other cost elements, such as labor costs and overheads, are not significant drivers of cash flow because they are mainly fixed within a narrow range over the short-to-intermediate term.

Occidental’s net cash used by investing activities was $2.1 billion for the first quarter of 2006, compared with $846 million for the same period of 2005. The 2006 amount includes $1.3 billion in cash consideration paid as part of the Vintage acquisition. The 2005 amount includes two Permian Basin acquisitions totaling $304 million. Capital expenditures for the first quarter of 2006 were $605 million, including $568 million in oil and gas. Capital expenditures for the first quarter of 2005 were $536 million, including $506 million in oil and gas. The 2005 capital expenditure amount includes $90 million for exploration lease bonuses in Libya.

Occidental’s net cash used by financing activities was $276 million in the first quarter of 2006, compared with $495 million for the same period of 2005. The 2006 amount includes $176 million of cash paid for repurchases of 1.9 million shares of Occidental’s common stock at an average price of $91.27 per share. In February 2006, Occidental announced a common stock repurchase plan for an intermediate target total of approximately 30,000,000 shares. The Board of Directors has authorized common stock repurchases of 14,300,000 shares of this intermediate target total. The 2005 amount includes total cash paid of $459 million for the redemption of 7.65 percent senior notes.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at March 31, 2006, and cash and cash equivalents and short-term investments totaled $2.0 billion on the March 31, 2006 balance sheet.

At March 31, 2006, under the most restrictive covenants of certain financing agreements, Occidental’s capacity for additional unsecured borrowing was approximately $41.4 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $15.9 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

Occidental currently expects to spend approximately $3.0 billion on its 2006 capital spending program. Although its income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash on hand, short-term investments and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements, dividend payments and potential acquisitions.

Environmental Expenditures

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

The following table presents Occidental’s environmental remediation reserves at March 31, 2006, the current portion of which ($83 million) is included in accrued liabilities. The remaining amount of $325 million is included in other deferred credits and other liabilities. The reserves are grouped by three categories of environmental remediation sites ($ amounts in millions):

	# of Sites	Reserve Balance
CERCLA & Equivalent Sites	129	$233
Active Facilities	19	109
Closed or Sold Facilities	39	66
Total	187	$408

In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental believes it is reasonably possible that it will continue to incur additional liabilities beyond those recorded for environmental remediation at these and other sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $415 million beyond the amount accrued.

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at March 31, 2006 ($ amounts in millions):

Description	# of Sites	Reserve Balance
Minimal/No Exposure (a)	106	$4
Reserves between $1-10 MM	16	53
Reserves over $10 MM	7	176
Total	129	$233
(a)

Includes 28 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 7 sites where Occidental has denied liability without challenge, 59 sites where Occidental’s reserves are less than $50,000 each, and 12 sites where reserves are between $50,000 and $1 million each.

Refer to the “Environmental Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K for additional information regarding Occidental’s environmental expenditures.

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

Since April 2004, Occidental Chemical Corporation (OxyChem), has been served with eight lawsuits filed in Nicaragua by approximately 2,200 individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. OxyChem is aware of, but has not been served in, 21 additional cases in Nicaragua, which Occidental understands make similar allegations. In the opinion of management, these claims are without merit because, among other things, OxyChem believes that none of the pesticide it manufactured was ever sold or used in Nicaragua. Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. In previous situations, involving other defendants, Nicaraguan courts have proceeded to enter significant judgments against the defendants under that statute. OxyChem has filed a response to the complaints contesting jurisdiction without posting such pre-trial deposit. In December 2004, the judge in one of the cases (Osorio Case), ruled the court had jurisdiction over the defendants, including OxyChem, and that the plaintiffs had waived the requirement of the pre-trial deposit. OxyChem has appealed that portion of the ruling relating to the jurisdiction of the Nicaraguan courts. Thereafter, the trial court ordered defendants, including OxyChem, to file an answer. In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in the Osorio Case. In August 2005, the judge in the Osorio Case entered judgment against several defendants, including OxyChem, for damages totaling approximately $97 million. OxyChem has no assets in Nicaragua and, in the opinion of management, any judgment rendered under the statute, including in the Osorio Case, would be unenforceable in the United States.

In September 2004, Occidental received formal notification that Petroecuador, the state oil company of Ecuador, was initiating proceedings to determine if Occidental had violated either its Participation Contract for Block 15 or the Ecuadorian Hydrocarbons Law and whether the alleged violations constitute grounds for terminating the Participation Contract. In August 2005, Petroecuador issued a report recommending that the Minister of Energy declare the termination of Occidental’s Participation Contract for Block 15. The principal allegation stated in the notice and the Petroecuador report is an assertion that Occidental should have obtained government approval for the farmout agreement entered into in 2000. In November 2005, the Minister of Energy, following the procedure set forth in the Ecuadorian Hydrocarbons Law, requested that Occidental respond to the allegations against it. In February 2006, Occidental submitted its response to the Minister of Energy, in which Occidental confirmed its belief that it has complied with all material obligations under the Participation Contract and Ecuadorian law, and that any termination of the contract based upon the stated allegations would be unfounded and would constitute an unlawful expropriation. Occidental has been cooperating with the Ecuadorian authorities in these proceedings, and will continue to strive for an amicable resolution. Occidental currently is unable to determine the outcome of these proceedings, and the potential impact of any negotiated settlement of this dispute is unclear in light of recent legislation discussed below.

The Government of Ecuador enacted legislation on April 25, 2006, that unilaterally alters the fiscal terms contemplated by the participation contracts of foreign oil companies. This legislation requires these companies to pay to the Government at least 50% of the revenue from oil production, above a benchmark price per barrel. Based on its preliminary understanding of this legislation, Occidental believes that the discounted value of future net cash flows from Block 15 will be reduced by approximately half as a result of this legislation but that an impairment of the book value of these assets will not be required. Assuming a Napo Ecuadorian crude oil price of $44 per barrel ($19.50 per barrel less than WTI), which was the approximate average during the first quarter of 2006, Occidental believes the law's implementation would reduce its net income after taxes by approximately $9 for each barrel of Ecuadorian crude oil sold. Implementing regulations may impact these assets further. Occidental believes that this law violates the United States-Ecuador bilateral investment treaty and the terms of Occidental’s Block 15 Participation Contract. Several Ecuadorian legal experts have also indicated that this legislation violates Ecuador’s Constitution. Occidental is evaluating potential legal actions with respect to this legislation.

Block 15 operations represent approximately 7 percent of Occidental's first quarter 2006 worldwide production, 3 percent of its pro-forma proved consolidated reserves including the Vintage acquisition, and 2 percent of its total property, plant and equipment, net of accumulated depreciation, depletion and amortization, at March 31, 2006.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 2001 are generally closed for U.S. federal corporate income tax purposes. Corporate tax returns for taxable years 2001 through 2003 are in various stages of audit by the U.S. Internal Revenue Service. Disputes arise during the course of such audits as to facts and matters of law.

Occidental has guarantees outstanding at March 31, 2006, which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At March 31, 2006, the notional amount of the guarantees that are subject to the reporting requirements of FIN 45 was approximately $530 million. Of this amount, approximately $445 million relates to Occidental’s guarantees of equity investees’ debt and other commitments. The remaining $85 million relates to various indemnities and guarantees provided to third parties.

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

Accounting Changes

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement provides new accounting guidance for embedded derivatives and other issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Occidental is currently assessing the effect of SFAS No. 155 on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all servicing assets and servicing liabilities recognized and measured after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 156 is not expected to have a material effect on Occidental’s financial statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).” FSP FIN 46(R)-6 provides further accounting guidance in assessing whether an entity is subject to the accounting requirements of FIN 46(R). FSP FIN 46(R)-6 is effective for all entities with which an enterprise becomes involved and all existing entities when a reconsideration event has occurred, in each case, at the beginning of the first reporting period that starts after June 15, 2006. Occidental is currently assessing the effect of FIN 46(R)-6 on its financial statements.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: exploration risks such as drilling unsuccessful wells; global commodity pricing fluctuations; changes in tax rates; higher-than-expected costs; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental’s production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental’s products; any general economic recession or slowdown domestically or internationally; regulatory uncertainties; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency-improvement project, acquisition or disposition. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on these forward-looking statements. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Certain risks that may affect Occidental’s results of operations and financial position appear in Part 1, Item 1A of Occidental’s 2005 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2006, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in Occidental’s 2005 Annual Report on Form 10-K.

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

There has been no change in Occidental's internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings

This item incorporates by reference the information regarding lawsuits, claims, commitments, contingencies and related matters in Note 9 to the consolidated condensed financial statements in Part I of this Form 10-Q.

Item 2.  Share Repurchase Activities

Occidental’s share repurchase activities for each of the three months ended March 31, 2006, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2006	120,170	(a)	90.90	—	—
February 1 – 28, 2006	300,000	(b)	91.42	300,000	14,000,000
March 1 – 31, 2006	1,991,770	(a,b)	91.89	1,905,400	12,094,600
Total	2,411,940		91.79	2,205,400
(a)	Occidental purchased 120,170 shares in January and 86,370 shares in March from the trustee of its defined contribution savings plan.
(b)

In 2006, Occidental announced a common stock repurchase plan for an intermediate target total of approximately 30,000,000 shares. The Board of Directors has authorized common stock repurchases of 14,300,000 shares of this intermediate target total. Occidental purchased 300,000 shares in February and 1,905,400 shares in March under this program.

Item 6.  Exhibits

10.1	Form of Grant Agreement for Restricted Stock Award for Non-Employee Directors under the Occidental Petroleum Corporation 2005 Incentive Compensation Plan.
11	Statement regarding the computation of earnings per share for the three months ended March 31, 2006 and 2005.
12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2006 and 2005 and for each of the five years in the period ended December 31, 2005.

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

OCCIDENTAL PETROLEUM CORPORATION
DATE: May 3, 2006	/s/ Jim A. Leonard
Jim A. Leonard, Vice President and Controller (Principal Accounting and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBITS
10.1	Form of Grant Agreement for Restricted Stock Award for Non-Employee Directors under the Occidental Petroleum Corporation 2005 Incentive Compensation Plan.
11	Statement regarding the computation of earnings per share for the three months ended March 31, 2006 and 2005.
12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2006 and 2005 and for each of the five years in the period ended December 31, 2005.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002