Form 10-Q
period 2006-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2006-08-07
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☑ Large Accelerated Filer   ☐ Accelerated Filer   ☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).      ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common stock $.20 par value	422,669,741 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

June 30, 2006 AND DECEMBER 31, 2005

(Amounts in millions)

	2006	2005

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,356	$2,188

Short-term investments	227	252

Receivables, net	3,664	3,099

Inventories	721	716

Prepaid expenses and other	255	256

Assets of discontinued operations	325	426

Total current assets	6,548	6,937

LONG-TERM RECEIVABLES, net	317	377

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,488	1,209

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation, depletion and amortization of $10,687 at June 30, 2006 and $9,774 at December 31, 2005	22,382	17,171

OTHER ASSETS	428	414

	$31,163	$26,108

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

June 30, 2006 AND DECEMBER 31, 2005

(Amounts in millions)

	2006	2005

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt and capital lease liabilities	$71	$46
Accounts payable	2,498	2,046
Accrued liabilities	1,831	1,718
Domestic and foreign income taxes	254	326
Liabilities of discontinued operations	172	136

Total current liabilities	4,826	4,272

LONG-TERM DEBT, net of current maturities and unamortized discount	2,816	2,873

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	2,044	970
Liabilities of discontinued operations	208	—
Other	2,949	2,621
	5,201	3,591

MINORITY INTEREST	358	340

STOCKHOLDERS’ EQUITY
Common stock, at par value	87	80
Treasury stock	(978)	(8)
Additional paid-in capital	6,998	4,908
Retained earnings	12,199	10,425
Accumulated other comprehensive income	(344)	(373)
	17,962	15,032
	$31,163	$26,108

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Amounts in millions, except per-share amounts)

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
REVENUES
Net sales	$4,599	$3,385	$8,995	$6,558
Interest, dividends and other income	74	33	128	66
Gains on disposition of assets, net	16	143	19	147
	4,689	3,561	9,142	6,771
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,134	1,588	4,073	3,086
Selling, general and administrative and other operating expenses	347	305	691	564
Environmental remediation	9	10	16	19
Exploration expense	50	107	121	145
Interest and debt expense, net	72	61	140	136
	2,612	2,071	5,041	3,950
Income before taxes and other items	2,077	1,490	4,101	2,821
Provision for domestic and foreign income and other taxes	881	26	1,786	610
Minority interest	34	29	71	50
Income from equity investments	(42)	(45)	(111)	(116)
Income from continuing operations	1,204	1,480	2,355	2,277
Discontinued operations, net	(347)	56	(269)	105
NET INCOME	$857	$1,536	$2,086	$2,382

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$2.80	$3.68	$5.51	$5.68
Discontinued operations, net	(0.81)	0.14	(0.63)	0.26
Basic earnings per common share	$1.99	$3.82	$4.88	$5.94
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$2.77	$3.63	$5.45	$5.60
Discontinued operations, net	(0.80)	0.14	(0.62)	0.26
Diluted earnings per common share	$1.97	$3.77	$4.83	$5.86

DIVIDENDS PER COMMON SHARE	$0.36	$0.31	$0.72	$0.62

BASIC SHARES	430.1	401.9	427.3	401.2

DILUTED SHARES	433.9	407.3	432.2	406.8

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Amounts in millions)

	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,086	$2,382
Adjustments to reconcile income to net cash provided by operating activities:
Discontinued operations, net	269	(105)
Depreciation, depletion and amortization of assets	953	673
Reversal of tax reserves	—	(619)
Deferred income tax provision	(76)	(42)
Other non-cash charges to income	301	359
Gains on disposition of assets, net	(19)	(147)
Income from equity investments	(111)	(116)
Dry hole and impairment expense	40	105
Changes in operating assets and liabilities	(438)	(128)
Other operating, net	(103)	(89)
Operating cash flow from continuing operations	2,902	2,273
Operating cash flow from discontinued operations	198	80
Net cash provided by operating activities	3,100	2,353
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,242)	(998)
Purchase of businesses, net	(1,511)	(1,720)
Sales of businesses and disposal of property, plant, and equipment, net	674	53
Short term investments - purchases	(90)	(46)
Short term investments - sales	115	56
Sales of equity investments and available-for-sale investments	—	299
Equity investments and other investing, net	(74)	56
Investing cash flow from continuing operations	(2,128)	(2,300)
Investing cash flow from discontinued operations	(33)	(56)
Net cash used by investing activities	(2,161)	(2,356)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	118	105
Payments on long-term debt and capital lease liabilities	(736)	(535)
Proceeds from issuance of common stock	3	3
Purchase of treasury stock	(970)	—
Excess tax benefits related to share-based payments	92	—
Cash dividends paid	(303)	(232)
Stock options exercised	24	64
Other	1	29
Financing cash flow from continuing operations	(1,771)	(566)
Financing cash flow from discontinued operations	—	(2)
Net cash used by financing activities	(1,771)	(568)
Decrease in cash and cash equivalents	(832)	(571)
Cash and cash equivalents—beginning of period	2,188	1,199
Cash and cash equivalents—end of period	$1,356	$628

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2006

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

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2006, and the consolidated statements of income and cash flows for the three and six months then ended, as applicable. The income and cash flows for the periods ended June 30, 2006 and 2005, are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statement elements and notes for the prior year have been reclassified to conform to the 2006 presentation.

2.

Asset Acquisitions, Dispositions and Other Transactions

On January 30, 2006, Occidental completed the merger of Vintage Petroleum, Inc. (Vintage) into a wholly-owned Occidental subsidiary. Occidental acquired producing assets in Argentina, the United States, Yemen and Bolivia. The Argentine assets consist of 22 concessions, 19 of which Occidental will operate, located in the San Jorge Basin in southern Argentina and the Cuyo Basin in western Argentina. Occidental paid approximately $1.3 billion to former Vintage shareholders for the cash portion of the merger consideration and issued approximately 28 million shares for the stock portion, which was valued at $2.1 billion. In addition, Occidental assumed Vintage’s debt, which had an estimated fair market value of $585 million at closing. Occidental has divested a portion of Vintage’s assets for proceeds of over $700 million and intends to divest of more of these assets. Occidental believes that the merger provides significant growth opportunities represented by Vintage’s assets in Argentina, California and Yemen, all of which will complement and enhance Occidental’s current operations and production. Furthermore, the addition of Vintage’s assets is expected to make significant long-term contributions to Occidental’s cash flow.

The acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations.” The results of Vintage’s operations have been included in the consolidated financial statements since January 30, 2006. A preliminary allocation of the purchase price has been made based on currently available information. The assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. However, certain information necessary to complete Occidental’s final purchase price allocation is not yet available. Occidental is currently evaluating the assets to determine the fair value of the existing oil and gas reserves associated with the acquired assets. In addition, Occidental is in the process of divesting a portion of the assets acquired and is still gathering market information about these assets. Occidental also has not made a final determination of all the liabilities that may be attributable to the acquisition as well as the fair values of all existing liabilities, including any contingent liabilities. Occidental expects to finalize its allocation of the purchase price as soon as practicable.

At June 30, 2006, certain Vintage assets and their related liabilities are classified as held for sale as Occidental expects to divest of these assets in the next seven months. On the June 30, 2006 consolidated balance sheet, the assets of discontinued operations amount includes approximately $325 million of property, plant and equipment that is being held for sale and the liabilities of discontinued operations includes $14 million of liabilities held for sale. The results of operations for the assets held for sale are not included in the revenue, cost or production amounts and are treated as discontinued operations. Net revenues and pre-tax income for discontinued operations related to Vintage for the three months ended June 30, 2006 were $119 million and $36 million, respectively. Net revenues and pre-tax income for discontinued operations related to Vintage for the six months ended June 30, 2006 were $176 million and $57 million, respectively.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Vintage had occurred at the beginning of each period (in millions):

Six Months Ended June 30,	2006	2005

PRO FORMA RESULTS OF OPERATIONS
Revenues	$9,209	$7,063
Net income	$2,058	$2,454

Basic earnings per common share	$4.82	$5.71
Diluted earnings per common share	$4.76	$5.64

The unaudited pro forma data presented above use estimates and assumptions based on information currently available, and are not necessarily indicative of the results of operations of Occidental that would have occurred had such acquisition actually been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future results of operations.

On May 15, 2006, Ecuador’s Minister of Energy terminated Occidental’s contract for the operation of Block 15, which comprised all of its oil producing operations in the country, and the Government of Ecuador seized Occidental’s Block 15 assets shortly thereafter. The process resulting in this action began more than two years ago shortly after Occidental prevailed, by unanimous decision of an international arbitration panel, in a legal dispute over tax refunds that the Government of Ecuador wrongly withheld from Occidental. The panel’s decision was subsequently upheld by a London court. As a result of the seizure, Occidental has classified its Block 15 operations as discontinued operations. In the second quarter of 2006, Occidental recorded a net after-tax charge of $306 million in discontinued operations. This amount consists of after-tax charges for the write-off of the investment in Block 15 in Ecuador, as well as ship or pay obligations entered into with the OCP Pipeline to ship oil produced at Block 15, partially offset by $109 million net of tax income from operations for the first five months of 2006.

Occidental’s Block 15 assets and liabilities are classified as assets of discontinued operations and liabilities of discontinued operations on the consolidated balance sheets for all periods presented. Net revenues and pre-tax income for discontinued operations related to Ecuador for the three months ended June 30, 2006 and 2005, were $101 million and $56 million and $133 million and $70 million, respectively. Net revenues and pre-tax income for discontinued operations related to Ecuador for the six months ended June 30, 2006 and 2005 were $275 million and $148 million and $263 million and $140 million, respectively.

3.

Accounting Changes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation provides accounting guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as additional disclosures related to these tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Occidental is currently assessing the effect of FIN No. 48 on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement provides new accounting guidance for embedded derivatives and other issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Occidental is currently assessing the effect of SFAS No. 155 on its financial statements, but does not expect it to have a material effect on its financial statements.

4.	Comprehensive Income The following table presents Occidental’s comprehensive income items (in millions):

	Periods Ended June 30
	Three months		Six months
	2006	2005	2006	2005

Net income	$857	$1,536	$2,086	$2,382
Other comprehensive income items
Foreign currency translation adjustments	2	—	5	(12)
Derivative mark-to-market adjustments	(51)	(81)	(98)	(265)
Minimum pension liability adjustments	(3)	(1)	(3)	(1)
Unrealized gain on securities	125	85	125	188
Other comprehensive income, net of tax	73	3	29	(90)
Comprehensive income	$930	$1,539	$2,115	$2,292

The three and six months ended June 30, 2006 unrealized gain on securities amount in the table above includes an after-tax gain of $127 million related to the mark-to-market adjustment of the Lyondell available-for-sale cost method investment. See Note 13 for further information.

5.

Supplemental Cash Flow Information

During the six months ended June 30, 2006 and 2005, net cash payments for federal, foreign and state income taxes were approximately $1,294 million and $715 million, respectively. Interest paid (net of interest capitalized of $23 million and $7 million, respectively) totaled approximately $126 million and $125 million for the six months ended June 30, 2006 and 2005, respectively. See Note 2 for information regarding the non-cash portion of businesses acquired. Net cash payments for federal, foreign and state income taxes paid by discontinued operations during the six months ended June 30, 2006 and 2005 were $57 million and $54 million, respectively.

6.

Inventories

A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

Balance at	June 30, 2006	December 31, 2005
Raw materials	$74	$83
Materials and supplies	258	177
Finished goods	506	573
	838	833
LIFO reserve	(117)	(117)
Total	$721	$716

7.

Asset Retirement Obligations

The following summarizes the activity of the asset retirement obligations of which $9 million and $6 million is included in accrued liabilities at June 30, 2006 and 2005, respectively, and the remaining balance is included in other deferred credits and other liabilities (in millions):

Six Months Ended June 30,	2006	2005

Beginning balance	$233	$206
Liabilities incurred in the period	3	3
Liabilities settled in the period	(13)	(3)
Acquisition and other	71	20
Accretion expense	10	7
Ending balance	$304	$233

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

The following table presents Occidental’s environmental remediation reserves at June 30, 2006, the current portion of which ($83 million) is included in accrued liabilities. The remaining amount of $329 million is included in other deferred credits and other liabilities. The reserves are grouped by three categories of environmental remediation sites ($ amounts in millions):

	# of Sites	Reserve Balance
CERCLA & Equivalent Sites	131	$234
Active Facilities	19	115
Closed or Sold Facilities	39	63
Total	189	$412

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

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at June 30, 2006 ($ amounts in millions):

Description	# of Sites	Reserve Balance
Minimal/No Exposure (a)	107	$3
Reserves between $1-10 MM	17	55
Reserves over $10 MM	7	176
Total	131	$234
(a)

Includes 29 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 9 sites where Occidental has denied liability without challenge, 59 sites where Occidental’s reserves are less than $50,000 each, and 10 sites where reserves are between $50,000 and $1 million each.

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

Since April 2004, Occidental Chemical Corporation (OxyChem), has been served with ten lawsuits filed in Nicaragua by approximately 2,600 individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. OxyChem is aware of, but has not been served in, 21 additional cases in Nicaragua, which Occidental understands make similar allegations. In the opinion of management, these claims are without merit because, among other things, OxyChem believes that none of the pesticide it manufactured was ever sold or used in Nicaragua. Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. In previous situations, involving other defendants, Nicaraguan courts have proceeded to enter significant judgments against the defendants under that statute. OxyChem has filed a response to the complaints contesting jurisdiction without posting such pre-trial deposit. In December 2004, the judge in one of the cases (Osorio Case), ruled the court had jurisdiction over the defendants, including OxyChem, and that the plaintiffs had waived the requirement of the pre-trial deposit. OxyChem has appealed that portion of the ruling relating to the jurisdiction of the Nicaraguan courts. Thereafter, the trial court ordered defendants, including OxyChem, to file an answer. In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in the Osorio Case. In August 2005, the judge in the Osorio Case entered judgment against several defendants, including OxyChem, for damages totaling approximately $97 million. OxyChem has no assets in Nicaragua and, in the opinion of management, any judgment rendered under the statute, including in the Osorio Case, would be unenforceable in the United States.

On May 15, 2006, Ecuador’s Minister of Energy terminated Occidental’s contract for the operation of Block 15, alleging that Occidental had violated its Participation Contract for Block 15 and Ecuador’s Hydrocarbons Law. The Government of Ecuador seized Occidental’s Block 15 assets, which comprised all of its oil producing operations in the country, shortly thereafter. As a result of the seizure, Occidental has classified its Block 15 operations as discontinued operations. See Note 2 for more information. On May 17, 2006, Occidental filed an arbitration claim against the Government of Ecuador, seeking redress for illegal confiscation of the Block 15 operations with the International Centre for Settlement of Investment Disputes in Washington, D.C., invoking the protections of the U.S. – Ecuador Bilateral Investment Treaty. This process could take well over a year and Occidental cannot predict its outcome.

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

Occidental has guarantees outstanding at June 30, 2006, which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At June 30, 2006 the notional amount of the guarantees that are subject to the reporting requirements of FIN 45 was approximately $330 million, which mostly consists of Occidental’s guarantees of equity investees’ debt and other commitments. This amount excludes approximately $100 million related to Occidental’s guarantee of its share of the senior debt of the OCP pipeline in Ecuador, as the total amount has been accrued on the consolidated balance sheet at June 30, 2006.

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

10.

Income Taxes

The provision for taxes based on income for the 2006 and 2005 interim periods is based on projections of total year pretax income. The provision for income taxes for the three and six months ended June 30, 2005, includes a $619 million tax benefit related to the resolution of certain IRS tax issues and a $10 million charge related to a state income tax issue.

11.

Stock-Based Incentive Plans

On July 1, 2005, Occidental adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments,” under the modified prospective transition method. The following table shows the pro forma net income and earnings per share that Occidental would have recorded if compensation expense were determined using SFAS No. 123R for the three and six months ended June 30, 2005 (amounts in millions, except per share amounts):

	Periods Ended June 30, 2005
	Three Months	Six Months

Net income	$1,536	$2,382
Add: Stock-based compensation included in net income, net of tax, under APB No. 25	38	73
Deduct : Stock-based compensation, net of tax, determined under SFAS No. 123R fair value method	(56)	(94)
Pro-forma net income	$1,518	$2,361

Earnings Per Share:
Basic – as reported	$3.82	$5.94
Basic – pro forma	$3.78	$5.89

Diluted – as reported	$3.77	$5.86
Diluted – pro forma	$3.73	$5.80

12.

Retirement Plans and Postretirement Benefits

Occidental has various defined benefit and defined contribution retirement plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans as of June 30 (in millions):

Three Months Ended June 30,	2006		2005
Net Periodic Benefit Cost	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$3	$2	$4	$2
Interest cost	7	9	6	8
Expected return on plan assets	(8)	—	(9)	—
Recognized actuarial loss	2	4	—	4
Total	$4	$15	$1	$14

Six Months Ended June 30,	2006		2005
Net Periodic Benefit Cost	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$6	$5	$7	$4
Interest cost	13	17	12	16
Expected return on plan assets	(16)	—	(16)	—
Amortization of prior service cost	1	—	—	—
Recognized actuarial loss	2	9	1	8
Total	$6	$31	$4	$28

Occidental did not fund any of its domestic defined benefit pension plans for the six months ended June 30, 2006 and it does not expect to contribute any further amount in 2006.
13.

Investments in Unconsolidated Entities

Since August 2002, when Occidental acquired its investment in Lyondell Chemical Company (Lyondell), two senior executives of Occidental have held seats on Lyondell’s board of directors. One of Occidental’s senior executives did not stand for re-election to Lyondell’s board of directors at its annual meeting on May 4, 2006. As a result, Occidental management believes that it has lost the ability to exercise significant influence over Lyondell’s financial and operating policies and has discontinued accruing its share of Lyondell earnings or losses under equity-method accounting. Subsequent to May 4, 2006, Occidental has accounted for its Lyondell shares as an available-for-sale cost method investment.

14.	Industry Segments The following table presents Occidental’s interim industry segment and corporate disclosures (in millions):

	Oil and Gas	Chemical	Corporate and Other		Total
Six months ended June 30, 2006
Net sales	$6,417	$2,514	$64		$8,995
Pretax operating profit (loss)	$3,863	$498	$(219	) (a)	$4,142
Income taxes	—	—	(1,787	) (b)	(1,787)
Discontinued operations, net	—	—	(269	) (c)	(269)
Net income (loss)	$3,863	$498	$(2,275)		$2,086
Six months ended June 30, 2005
Net sales	$4,309	$2,189	$60		$6,558
Pretax operating profit (loss)	$2,534	$439	$(86	) (a)	$2,887
Income taxes	—	—	(610	) (b)	(610)
Discontinued operations, net	—	—	105	(c)	105
Net income (loss)	$2,534	$439	$(591	) (d)	$2,382
(a)	Includes unallocated net interest expense, administration expense and other items.
(b)

Includes all foreign and domestic income taxes. The 2005 amount includes a $619 million tax benefit related to the resolution of certain tax issues with the IRS and a $10 million charge related to a state income tax issue.

(c)

The 2006 discontinued operations amount includes the after-tax results of the operations of the Vintage properties that are held for sale and the Ecuador Block 15 operations for the first five months of 2006 as well as the write-off of the Block 15 investment and the ship or pay obligations in Ecuador. The 2005 discontinued operations amount includes the after-tax results of the Ecuador Block 15 operations during 2005.

(d)

Includes a $10 million pre-tax interest charge to redeem the 7.65 percent senior notes ($6 million net of tax), which were due in February 2006, and a pre-tax gain on sale of Lyondell stock of $140 million ($89 million net of tax).

15.

Subsequent Events

On July 20, 2006, Occidental’s Board of Directors authorized an increase in the quarterly dividend to $0.44 per share of common stock on a pre-split basis, compared to the previous quarterly rate of $0.36 per share. In addition, the Board increased the number of shares authorized for the previously announced share repurchase program to 20 million pre-split shares. The share repurchases will continue to be funded solely from available cash from operations. The Board of Directors also authorized a two-for-one stock split in the form of a stock dividend to Occidental’s shareholders of record on August 1, 2006, with distribution of the shares to occur on August 15, 2006. The total number of authorized shares of common stock and associated par value per share were unchanged by this action. Share and per share information in the consolidated condensed statements of income and stockholders’ equity information in the consolidated condensed balance sheets presented in this report are on a pre-split basis.

On August 7, 2006, Occidental announced an agreement with Plains Exploration & Production Company to acquire certain oil and gas assets for $865 million in cash. The transaction is expected to close on or about October 1, 2006.

16.

Condensed Consolidating Financial Information

Vintage Petroleum, LLC is the Occidental subsidiary into which Vintage merged. Payment of the Vintage Petroleum, LLC 8.25 percent senior notes due 2012 is guaranteed by Occidental Petroleum Corporation (Guarantor). The following condensed supplemental consolidating financial information reflects the summarized financial information of Vintage Petroleum, LLC, and its Guarantor and OPC’s non-guarantor subsidiaries (in millions):

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2006

	Occidental Petroleum Corporation	Vintage Petroleum, LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets	$1,711	$543	$4,353	$(59)	$6,548
Investments in subsidiaries and unconsolidated entities	34,828	18	1,266	(34,624)	1,488
Property, plant and equipment, net	1	4,522	17,859	—	22,382
Other non-current assets	11,266	770	28,647	(39,938)	745
	$47,806	$5,853	$52,125	$(74,621)	$31,163

LIABILITIES AND EQUITY

Current liabilities	$371	$176	$4,338	$(59)	$4,826
Long-term debt, net	1,932	295	589	—	2,816
Other long-term liabilities	27,541	1,831	15,767	(39,938)	5,201
Minority interest	—	—	358	—	358
Stockholders’ equity	17,962	3,551	31,073	(34,624)	17,962
	$47,806	$5,853	$52,125	$(74,621)	$31,163

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2006

	Occidental Petroleum Corporation	Vintage Petroleum, LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUES
Net Sales	$—	$268	$4,331	$—	$4,599
Interest, dividends and other income	4	—	149	(63)	90
	4	268	4,480	(63)	4,689

COSTS AND OTHER DEDUCTIONS
Cost of sales	—	136	1,998	—	2,134
Selling, general and administrative and other operating expenses	87	16	303	—	406
Interest and debt expense, net	120	6	9	(63)	72
	207	158	2,310	(63)	2,612

Income before taxes and other items	(203)	110	2,170	—	2,077
Provision for domestic and foreign income and other taxes	(74)	36	919	—	881
Minority interest	—	—	34	—	34
(Income)/loss from equity investments	(986)	—	(42)	986	(42)
Income from continuing operations	857	74	1,259	(986)	1,204
Discontinued operations, net	—	24	(371)	—	(347)

NET INCOME	$857	$98	$888	$(986)	$857

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2006

	Occidental Petroleum Corporation	Vintage Petroleum, LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

REVENUES
Net Sales	$—	$413	$8,582	$—	$8,995
Interest, dividends and other income	10	—	256	(119)	147
	10	413	8,838	(119)	9,142

COSTS AND OTHER DEDUCTIONS
Cost of sales	—	214	3,859	—	4,073
Selling, general and administrative and other operating expenses	165	24	639	—	828
Interest and debt expense, net	226	12	21	(119)	140
	391	250	4,519	(119)	5,041

Income before taxes and other items	(381)	163	4,319	—	4,101
Provision for domestic and foreign income and other taxes	(139)	53	1,872	—	1,786
Minority interest	—	—	71	—	71
(Income)/loss from equity investments	(2,328)	—	(111)	2,328	(111)
Income from continuing operations	2,086	110	2,487	(2,328)	2,355
Discontinued operations, net	—	37	(306)	—	(269)

NET INCOME	$2,086	$147	$2,181	$(2,328)	$2,086

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006

	Occidental Petroleum Corporation	Vintage Petroleum, LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOW FROM OPERATING ACTIVITIES
Operating cash flow from continuing operations	$(1,200)	$66	$4,036	$—	$2,902
Operating cash flow from discontinued operations	—	66	132	—	198
Net cash provided by operating activities	(1,200)	132	4,168	—	3,100

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	—	(84)	(1,158)	—	(1,242)
Purchase of businesses, net	(1,511)	—	—	—	(1,511)
Other investing, net	18	673	(66)	—	625
Investing cash flow from continuing operations	(1,493)	589	(1,224)	—	(2,128)
Investing cash flow from discontinued operations	—	(21)	(12)	—	(33)
Net cash used by investing activities	(1,493)	568	(1,236)	—	(2,161)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	118	—	118
Payments on long-term debt and capital lease liabilities	(450)	(274)	(12)	—	(736)
Purchase of treasury stock	(970)	—	—	—	(970)
Cash dividends paid	(303)	—	—	—	(303)
Intercompany	4,295	(421)	(3,874)	—	—
Other financing, net	119	1	—	—	120
Net cash provided (used) by financing activities	2,691	(694)	(3,768)	—	(1,771)
(Decrease) Increase in cash and cash equivalents	(2)	6	(836)	—	(832)
Cash and cash equivalents — beginning of period	2,161	—	27	—	2,188
Cash and cash equivalents — end of period	$2,159	$6	$(809)	$—	$1,356

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (as defined in Note 1 to the consolidated condensed financial statements) reported net income for the first six months of 2006 of $2.1 billion, on net sales of $9.0 billion, compared with net income of $2.4 billion, on net sales of $6.6 billion for the same period of 2005. Diluted earnings per common share were $4.83 for the first six months of 2006, compared with diluted earnings per share of $5.86 for the same period of 2005. Diluted core earnings per common share were $5.45 for the first six months of 2006, compared with diluted core earnings per common share of $3.96 for the same period in 2005. Occidental reported net income for the second quarter of 2006 of $857 million, on net sales of $4.6 billion, compared with net income of $1.5 billion, on net sales of $3.4 billion for the same period of 2005. Diluted earnings per common share were $1.97 for the second quarter of 2006, compared with diluted earnings per share of $3.77 for the same period in 2005. Diluted core earnings per common share were $2.77 for the second quarter of 2006, compared with diluted core earnings per share of $1.96 for the same period in 2005.

Net income for the first six months and the second quarter of 2006 included a net after-tax loss of $269 million and $347 million, respectively, in discontinued operations, which includes the impairment charge for Occidental’s Block 15 investment in Ecuador and income from Vintage properties held for sale. Net income for the first six months and the second quarter of 2005 included a $619 million tax benefit resulting from an IRS settlement, a $140 million pre-tax gain on sale of 11 million shares of Lyondell Chemical Company (Lyondell) stock, a $26 million pre-tax expense related to a contract settlement and after-tax income from discontinued operations of $56 million. Net income for the first six months and second quarter of 2006, compared to the same periods in 2005, also reflected higher worldwide oil and gas prices and production and higher chemical volumes, partially offset by higher operating expenses and increased DD&A rates.

Selected Income Statement Items

The increase in net sales of $1.2 billion and $2.4 billion for the three and six months ended June 30, 2006 compared with the same periods in 2005, reflected higher worldwide crude oil, natural gas and chemical prices, higher production from the Vintage acquisition and the resumption of producing operations in Libya in the third quarter of 2005 and higher chemical volumes. For the three and six months ended June 30, 2005, the gains on disposition of assets account included a pre-tax gain of $140 million on the sale of 11 million shares of Lyondell stock.

The increase in cost of sales of $546 million and $987 million for the three and six months ended June 30, 2006, compared with the same periods in 2005, reflected higher oil and gas production costs and volumes, higher energy and chemical raw material costs and higher DD&A expense. The increase of $42 million and $127 million in selling, general and administrative and other operating expenses for the three and six months ended June 30, 2006, compared to the same periods in 2005, reflected increases in share-based compensation expense, various oil and gas costs, including production-related taxes, and other operating costs. The decrease of $57 million and $24 million in exploration expense for the three and six months ended June 30, 2006, compared to the same periods in 2005, was due to a 2005 impairment of an unproved property at Elk Hills of $66 million that was partially offset by increases in the Middle East/North Africa exploration program. The provision for income taxes for the three and six months ended June 30, 2005, included a $619 million tax benefit related to the resolution of certain IRS tax issues. The provision for income taxes for the six months ended June 30, 2005, included a $10 million charge related to a state tax issue.

Selected Analysis of Financial Position

The increase in receivables, net of $565 million at June 30, 2006, compared with December 31, 2005, was due to higher worldwide oil and gas prices and production volumes. The increase in property, plant and equipment of $5.2 billion at June 30, 2006, compared to December 31, 2005, was due to the Vintage Petroleum, Inc. (Vintage) acquisition completed in the first quarter of 2006. The increase in investments in unconsolidated entities of $279 million at June 30, 2006, compared to December 31, 2005, was due to the mark-to-market adjustments on the Lyondell investment, which became an available-for-sale cost method investment in May 2006.

The increase of $452 million in accounts payable at June 30, 2006, compared to December 31, 2005, was due to higher prices and volumes for purchased oil and gas in the marketing and trading operations. The increase in deferred and other domestic and foreign income taxes of $1.1 billion at June 30, 2006, compared to December 31, 2005, was due to additional deferred taxes recorded as part of the Vintage acquisition purchase accounting. The increase in other deferred credits and other liabilities of $328 million at June 30, 2006, compared with December 31, 2005, was primarily the result of accruals related to the Vintage acquisition and the Oman Block 9 extension. The increase in the contra-equity treasury stock account of $970 million at June 30, 2006, compared with December 31, 2005, was due to the implementation of the share repurchase program in 2006. The increase in additional paid-in capital of $2.1 billion at June 30, 2006, compared to December 31, 2005, was the result of the stock issued as consideration for the Vintage acquisition.

Segment Operations

The following table sets forth the sales and earnings of each industry segment and unallocated corporate items (in millions):

	Periods Ended June 30
	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Net Sales
Oil and gas	$3,292	$2,220	$6,417	$4,309
Chemical	1,273	1,128	2,514	2,189
Other	34	37	64	60
Net Sales	$4,599	$3,385	$8,995	$6,558
Segment Earnings
Oil and gas	$1,953	$1,255	$3,863	$2,534
Chemical	250	225	498	439
	2,203	1,480	4,361	2,973
Unallocated Corporate Items
Interest expense, net (a)	(33)	(47)	(62)	(108)
Income taxes (b)	(882)	(26)	(1,787)	(610)
Other (c)	(84)	73	(157)	22
Income from Continuing Operations	1,204	1,480	2,355	2,277
Discontinued operations, net of tax (d)	(347)	56	(269)	105
Net Income	$857	$1,536	$2,086	$2,382
(a)

The second quarter and six months 2006 include $4 million pre-tax interest charges to purchase various debt issues in the open market. The six months 2005 includes $11 million pre-tax interest charges to purchase various debt issues in the open market.

(b)

The second quarter 2005 includes a $619 million tax benefit related to the resolution of certain tax issues with the U.S. Internal Revenue Service (IRS). The six months 2005 also includes a net $10 million charge related to a state income tax issue.

(c)	The second quarter 2005 includes a $140 million pre-tax gain from the sale of 11 million shares of Lyondell.
(d)

On May 15, 2006, Ecuador’s Minister of Energy terminated Occidental’s contract for the operation of Block 15 and the Government of Ecuador seized Occidental’s Block 15 assets shortly thereafter. As a result of the seizure, Occidental has classified its Block 15 operations as discontinued operations on a retrospective application basis. The second quarter and six months 2006 discontinued operations also include income from the Vintage properties that were held for sale.

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

The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate and other for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30
(in millions, except per-share amounts)	2006	Diluted EPS	2005	Diluted EPS
TOTAL REPORTED EARNINGS	$857	$1.97	$1,536	$3.77
Oil and Gas
Segment Earnings	$1,953		$1,255
Less: Contract Settlement	—		(26)
Segment Core Earnings	1,953		1,281
Chemical
Segment Earnings	250		225
No significant items affecting earnings	—		—
Segment Core Earnings	250		225

Total Segment Core Earnings	2,203		1,506
Corporate and Other
Corporate Results — Non Segment*	(1,346)		56
Less:
Gain on sale of Lyondell shares	—		140
Debt purchase expense	—		(1)
Settlement of federal tax issue	—		619
Tax effect of pre-tax adjustments	—		(51)
Discontinued operations, net of tax	(347)		56
Corporate Core Results — Non Segment	(999)		(707)

Total Core Earnings	$1,204	$2.77	$799	$1.96

* Interest expense, income taxes, general & administrative expense and other, and non-core items.

The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate and other for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30
(in millions, except per-share amounts)	2006	Diluted EPS	2005	Diluted EPS
TOTAL REPORTED EARNINGS	$2,086	$4.83	$2,382	$5.86
Oil and Gas
Segment Earnings	$3,863		$2,534
Less: Contract Settlement	—		(26)
Segment Core Earnings	3,863		2,560
Chemical
Segment Earnings	498		439
No significant items affecting earnings	—		—
Segment Core Earnings	498		439

Total Segment Core Earnings	4,361		2,999
Corporate and Other
Corporate Results — Non Segment*	(2,275)		(591)
Less:
Gain on sale of Lyondell shares	—		140
Debt purchase expense	—		(11)
Settlement of federal tax issue	—		619
State tax issue charge	—		(10)
Tax effect of pre-tax adjustments	—		(47)
Discontinued operations, net of tax	(269)		105
Corporate Core Results — Non Segment	(2,006)		(1,387)

Total Core Earnings	$2,355	$5.45	$1,612	$3.96

* Interest expense, income taxes, general & administrative expense and other, and non-core items.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for reported income and core earnings:

	Periods Ended June 30
	Three Months		Six Months
(in millions)	2006	2005	2006	2005
REPORTED INCOME

Oil & Gas (a)	$1,953	$1,255	$3,863	$2,534
Chemicals	250	225	498	439
Corporate & other	(117)	26	(219)	(86)
Pre-tax income	2,086	1,506	4,142	2,887

Income tax expense
Federal and state	427	(258)	886	90
Foreign (a)	455	284	901	520
Total	882	26	1,787	610

Income from continuing operations	$1,204	$1,480	$2,355	$2,277

Worldwide effective tax rate	42%	2%	43%	21%

CORE EARNINGS

Oil & Gas (a)	$1,953	$1,281	$3,863	$2,560
Chemical	250	225	498	439
Corporate & other	(117)	(113)	(219)	(215)
Pre-tax income	2,086	1,393	4,142	2,784

Income tax expense
Federal and state	427	310	886	652
Foreign (a)	455	284	901	520
Total	882	594	1,787	1,172

Core Earnings	$1,204	$799	$2,355	$1,612

Worldwide effective tax rate	42%	43%	43%	42%
(a)

Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas pre-tax income includes revenue amounts by period (in millions): second quarter 2006—$282, second quarter 2005—$226, first six months 2006—$572 and first six months 2005—$413.

The three and six months ended June 30, 2005 worldwide effective tax rate reflected a $619 million tax benefit related to the resolution of certain tax issues with the IRS. The recorded tax benefit was the result of a closing agreement with the IRS, which resolved foreign tax credit issues as part of the IRS audit of tax years 1997-2000.

Oil and Gas Segment

	Periods Ended June 30
	Three Months		Six Months
Summary of Operating Statistics	2006	2005	2006	2005
Net Production per Day:
Crude Oil and Natural Gas Liquids (MBL)
United States	265	245	266	245
Latin America	72	36	67	34
Middle East/North Africa	118	90	117	95
Other Eastern Hemisphere	5	6	4	6

Natural Gas (MMCF)
United States	601	548	592	538
Latin America	41	—	34	—
Middle East	35	61	30	58
Other Eastern Hemisphere	80	72	77	75

Barrels of Oil Equivalent (MBOE) per day (a)
Consolidated subsidiaries	586	491	576	492
Other interests	23	25	25	27
Worldwide production (b)	609	516	601	519

Average Sales Price:
Crude Oil ($/BBL)
United States	$62.14	$46.72	$58.69	$45.47
Latin America	$56.47	$46.36	$54.28	$46.08
Middle East/North Africa	$65.08	$48.72	$61.57	$45.18
Other Eastern Hemisphere	$60.60	$46.84	$55.78	$42.76
Total consolidated subsidiaries	$61.88	$47.19	$58.66	$45.41
Other interests	$41.27	$34.99	$37.41	$31.60
Total Worldwide (b)	$60.67	$46.27	$57.39	$44.39

Natural Gas ($/MCF)
United States	$6.24	$6.18	$7.28	$6.07
Latin America	$1.87	$—	$1.82	$—
Middle East	$0.97	$0.96	$0.96	$0.96
Other Eastern Hemisphere	$3.05	$2.28	$2.95	$2.25
Total consolidated subsidiaries	$5.39	$5.26	$6.26	$5.15
Other interests	$0.13	$0.13	$0.13	$0.14
Total Worldwide (b)	$5.23	$5.16	$6.05	$5.02
(a)	Natural gas volumes have been converted to equivalent BOE based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as a "Mcf") of gas to one barrel of oil.
(b)	Occidental has classified its Ecuador Block 15 operations as discontinued operations on a retrospective application basis and excluded them from this table.

Oil and gas segment and core earnings for the six months ended June 30, 2006, were $3.9 billion compared with $2.5 billion of segment earnings and $2.6 billion of core earnings for the same period in 2005. For the three months ended June 30, 2006, oil and gas segment and core earnings were $2.0 billion compared with $1.3 billion of segment earnings and core earnings for the same period in 2005. The increase in earnings for three and six months ended June 30, 2006, compared to the same periods in 2005, reflected higher worldwide crude oil and natural gas prices, higher production for crude oil and natural gas and lower exploration expense, partially offset by higher oil and gas operating expenses, including production-related taxes and utility costs, and higher DD&A rates. The increase in net sales of $1.1 billion and $2.1 billion for the three and six months ended June 30, 2006, compared with the same periods in 2005, reflected higher worldwide crude oil and natural gas prices and production.

The increase in production for the three and six months ended June 30, 2006, was due to the Vintage acquisition and the resumption of producing operations in Libya in the third quarter of 2005.

The average West Texas Intermediate (WTI) price in the second quarter of 2006 was $70.70 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $7.26 per million BTUs, compared to $53.17 per barrel and $6.80 per million BTUs, respectively, for the second quarter 2005. Occidental’s realized oil price for the second quarter of 2006 was $60.67 per barrel compared to $46.27 per barrel for the second quarter of 2005. Occidental’s realized price differential to WTI improved in the second quarter of 2006 to 86% of WTI as compared to 85% in the first quarter of 2006. For the first six months of 2006, Occidental’s realized oil price was $57.39 per barrel compared to last year’s realized price of $44.39 for first six months of 2005. A change of 25 cents per million BTUs in NYMEX gas prices impacts quarterly oil and gas segment earnings by approximately $12 million while a $1.00 per-barrel change in oil prices has a quarterly pre-tax impact of approximately $38 million.

Average production costs for the first six months of 2006 were $11.14 per barrel of oil equivalent (BOE) compared to the 2005 production cost of $8.81 per BOE. Included in the increase of $2.33 per BOE were utility costs of 15 cents, gas plant costs of 14 cents, ad valorem and production taxes of 31 cents and export taxes. Argentina export taxes resulting from higher energy prices represented 38 cents of this increase. The remaining change was the result of workover, maintenance and other costs. Higher energy prices also reduced the volumes produced under production sharing contracts, which resulted in spreading gross costs for the total production operated by Occidental over fewer net barrels.

On January 30, 2006, Occidental completed the merger of Vintage into a wholly-owned Occidental subsidiary. Occidental acquired producing assets in Argentina, the United States, Yemen and Bolivia. The Argentine assets consist of 22 concessions, 19 of which Occidental will operate, located in the San Jorge Basin in southern Argentina and the Cuyo Basin in western Argentina. Occidental paid approximately $1.3 billion to former Vintage shareholders for the cash portion of the merger consideration and issued approximately 28 million shares for the stock portion, which was valued at $2.1 billion. In addition, Occidental assumed Vintage’s debt, which had an estimated fair market value of $585 million at closing. Occidental has divested a portion of Vintage’s assets for proceeds of over $700 million and intends to divest of more of these assets. Occidental believes that the merger provides significant growth opportunities represented by Vintage’s assets in Argentina, California and Yemen, all of which will complement and enhance Occidental’s current operations and production. Furthermore, the addition of Vintage’s assets is expected to make significant long-term contributions to Occidental’s cash flow. The results of operations for the assets held for sale are not included in the revenue, cost or production amounts and are treated as discontinued operations.

On August 7, 2006, Occidental announced an agreement with Plains Exploration & Production Company to acquire certain oil and gas assets for $865 million in cash. Occidental estimates that the acquisition will add proved reserves of approximately 56 million barrels of oil equivalent. The principal properties being acquired are adjacent to Occidental’s existing properties in California and the Permian Basin in West Texas. This transaction is consistent with Occidental’s U.S. strategy of focusing on its core geographic areas in California and Texas.

Occidental plans to apply the techniques that it has used successfully to enhance production in its other U.S. operations. Occidental expects to substantially increase the current production rate of 8,900 net barrels of oil equivalent per day within the next few years. The transaction, which is accretive to earnings and cash flow and will be financed from cash on hand, is expected to close on or about October 1, 2006.

Chemical Segment

Chemical segment and core earnings for the first six months of 2006 were $498 million, compared with $439 million for the same period of 2005. Chemical segment and core earnings for the three months ended June 30, 2006 were $250 million, compared with $225 million for the same period of 2005. The increase in earnings for the first three and six months ended June 30, 2006, compared with the same periods in 2005, was due to increased chlorine and caustic soda volumes.

Corporate and Other

Unallocated corporate items – income taxes for the three and six months ended June 30, 2005, includes a $619 million tax benefit resulting from the resolution of certain tax issues with IRS, and for the six months ended June 30, 2005, includes a $10 million charge related to a state tax issue.

Since August 2002, when Occidental acquired its investment in Lyondell, two senior executives of Occidental have held seats on Lyondell’s board of directors. One of Occidental’s senior executives did not stand for re-election to Lyondell’s board of directors at its annual meeting on May 4, 2006. As a result, Occidental management believes that it has lost the ability to exercise significant influence over Lyondell’s financial and operating policies and has discontinued accruing its share of Lyondell earnings or losses under equity-method accounting. Subsequent to May 4, 2006, Occidental has accounted for its Lyondell shares as an available-for-sale cost method investment.

On May 15, 2006, Ecuador’s Minister of Energy terminated Occidental’s contract for the operation of Block 15, which comprised all of its oil producing operations in the country, and the Government of Ecuador seized Occidental’s Block 15 assets shortly thereafter. The process resulting in this action began more than two years ago shortly after Occidental prevailed, by unanimous decision of an international arbitration panel, in a legal dispute over tax refunds that the Government of Ecuador wrongly withheld from Occidental. The panel’s decision was subsequently upheld by a London court. As a result of the seizure, Occidental has classified its Block 15 operations as discontinued operations. In the second quarter of 2006, Occidental recorded a net after-tax charge of $306 million in discontinued operations. This amount consists of after-tax charges for the write-off of the investment in Block 15 in Ecuador, as well as ship or pay obligations entered into with the OCP Pipeline to ship oil produced at Block 15, partially offset by $109 million net of tax income from operations for the first five months of 2006.

Liquidity and Capital Resources

Occidental’s net cash provided by operating activities was $3.1 billion for the first six months of 2006, compared with $2.4 billion for the same period of 2005. The significant increase in operating cash flow in 2006, compared to 2005, resulted from several factors. The most important drivers were the significantly higher oil and natural gas prices and production and, to a much lesser extent, higher chemical volumes. In the first six months of 2006, compared to the same period in 2005, Occidental's realized oil price was higher by 29 percent and Occidental’s realized natural gas price increased almost 20 percent in the U.S., where over 80 percent of Occidental’s natural gas was produced. Oil and gas production for the first six months of 2006, compared to the same period in 2005, increased almost 16 percent. Chemical volume increases had a less significant effect on cash flow because chemical segment earnings and cash flow are significantly smaller than those for the oil and gas segment.

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

Occidental’s net cash used by investing activities was $2.2 billion for the first six months of 2006, compared with $2.4 billion for the same period of 2005. The 2006 amount includes $1.3 billion in cash consideration paid as part of the Vintage acquisition partially offset by $658 million of cash proceeds from the Vintage assets held for sale. The 2005 amount includes cash payments for the Permian Basin transactions and the acquisition of the Vulcan chlor-alkali manufacturing facilities, which were partially offset by the cash proceeds from the sale of Lyondell common stock. Capital expenditures for the first six months of 2006 were $1.2 billion, including $1.1 billion in oil and gas. Capital expenditures for the first six months of 2005 were $1.0 billion, including $932 million in oil and gas.

Occidental’s net cash used by financing activities was $1.8 billion in the first six months of 2006, compared with $568 million for the same period of 2005. The 2006 amount includes $970 million of cash paid for repurchases of 10.0 million shares of Occidental’s common stock at an average price of $96.59 per share. In the second quarter of 2006, Occidental repurchased 7.6 million common shares at an average price of $98.11 per share. In February 2006, Occidental announced a common stock repurchase plan for an intermediate target total of approximately 30 million shares. In July 2006, the Board of Directors increased the number of shares authorized for the previously announced repurchase program to 20 million pre-split shares. The share repurchases will continue to be funded solely from available cash from operations. The 2006 amount also includes net debt payments of $618 million. The 2005 amount includes net debt payments of $430 million.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at June 30, 2006, and cash and cash equivalents and short-term investments totaled $1.6 billion on the June 30, 2006 balance sheet.

At June 30, 2006, under the most restrictive covenants of certain financing agreements, Occidental’s capacity for additional unsecured borrowing was approximately $41.8 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $15.9 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

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

On July 20, 2006, Occidental’s Board of Directors authorized an increase in the quarterly dividend to $0.44 per share of common stock on a pre-split basis, compared to the previous quarterly rate of $0.36 per share. The Board of Directors also authorized a two-for-one stock split in the form of a stock dividend to Occidental’s shareholders of record on August 1, 2006, with distribution of the shares to occur on August 15, 2006. The total number of authorized common stock shares and associated par value per share was unchanged by this action. Share and per share information in the consolidated condensed statements of income and stockholders’ equity information in the consolidated condensed balance sheets presented in this report are on a pre-split basis.

On August 7, 2006, Occidental announced an agreement with Plains Exploration & Production Company to acquire certain oil and gas assets for $865 million in cash. The transaction is expected to close on or about October 1, 2006.

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

The following table presents Occidental’s environmental remediation reserves at June 30, 2006, the current portion of which ($83 million) is included in accrued liabilities. The remaining amount of $329 million is included in other deferred credits and other liabilities. The reserves are grouped by three categories of environmental remediation sites ($ amounts in millions):

	# of Sites	Reserve Balance
CERCLA & Equivalent Sites	131	$234
Active Facilities	19	115
Closed or Sold Facilities	39	63
Total	189	$412

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

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at June 30, 2006 ($ amounts in millions):

Description	# of Sites	Reserve Balance
Minimal/No Exposure (a)	107	$3
Reserves between $1-10 MM	17	55
Reserves over $10 MM	7	176
Total	131	$234
(a)

Includes 29 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 9 sites where Occidental has denied liability without challenge, 59 sites where Occidental’s reserves are less than $50,000 each, and 10 sites where reserves are between $50,000 and $1 million each.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K for additional information regarding Occidental’s environmental expenditures.

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

On May 15, 2006, Ecuador’s Minister of Energy terminated Occidental’s contract for the operation of Block 15, alleging that Occidental had violated its Participation Contract for Block 15 and Ecuador’s Hydrocarbons Law. The Government of Ecuador seized Occidental’s Block 15 assets, which comprised all of its oil producing operations in the country, shortly thereafter. As a result of the seizure, Occidental has classified its Block 15 operations as discontinued operations. See Corporate and Other for more information. On May 17, 2006, Occidental filed an arbitration claim against the Government of Ecuador, seeking redress for illegal confiscation of the Block 15 operations with the International Centre for Settlement of Investment Disputes in Washington, D.C., invoking the protections of the U.S. – Ecuador Bilateral Investment Treaty. This process could take well over a year and Occidental cannot predict its outcome.

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

Occidental has guarantees outstanding at June 30, 2006, which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At June 30, 2006 the notional amount of the guarantees that are subject to the reporting requirements of FIN 45 was approximately $330 million, which mostly consists of Occidental’s guarantees of equity investees’ debt and other commitments. This amount excludes approximately $100 million related to Occidental’s guarantee of its share of the senior debt of the OCP pipeline in Ecuador, as the total amount has been accrued on the consolidated balance sheet at June 30, 2006.

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

Accounting Changes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation provides accounting guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as additional disclosures related to these tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Occidental is currently assessing the effect of FIN No. 48 on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement provides new accounting guidance for embedded derivatives and other issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Occidental is currently assessing the effect of SFAS No. 155 on its financial statements, but does not expect it to have a material effect on its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2006, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in Occidental’s 2005 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Occidental's Chief Executive Officer and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Occidental in the reports that it files or submits under the Exchange Act is accumulated and communicated to Occidental’s management to allow timely decisions regarding required disclosure. Based upon that evaluation, Occidental's Chief Executive Officer and Chief Financial Officer concluded that Occidental's disclosure controls and procedures are effective.

There has been no change in Occidental's internal control over financial reporting identified in connection with the evaluation required under the Exchange Act Rules that occurred during Occidental’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

This item incorporates by reference the information regarding lawsuits, claims, commitments, contingencies and related matters in Note 9 to the consolidated condensed financial statements in Part I of this Form 10-Q.

The OxyVinyls partnership voluntarily entered into a consent decree with the U.S. Environmental Protection Agency, the State of New Jersey and the Louisville Metropolitan Air Pollution Control District regarding contested compliance allegations at four manufacturing facilities. Under the terms of the agreement, OxyVinyls will undertake emission reduction projects expected to reduce by almost 50 percent the combined vinyl chloride emissions from the four facilities at a cost of approximately $1.1 million. OxyVinyls also agreed to pay $125,000 toward a dust control study in New Jersey, and to pay penalties of approximately $340,000 to resolve alleged state and federal law violations. The consent decree was entered by the U.S. District Court for the Northern District of Texas in July 2006.

Item 2.  Share Repurchase Activities

Occidental’s share repurchase activities as of June 30, 2006, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)
First Quarter 2006	2,411,940		$ 91.79	2,205,400

April 1 – 30, 2006	1,365,500		$100.72	1,365,500
May 1 – 31, 2006	4,404,273	(a)	$ 98.64	4,318,300
June 1 – 30, 2006	1,856,500		$ 94.93	1,856,500
Second Quarter 2006	7,626,273		$ 98.11	7,540,300

Total 2006	10,038,213		$ 96.59	9,745,700	10,254,300

(a)  Occidental purchased 85,973 shares in May from the trustee of its defined contribution savings plan.

(b)  In 2006, Occidental announced a common stock repurchase plan for an intermediate target total of approximately 30 million shares. In July 2006, the Board of Directors increased the number of shares authorized for the previously announced share repurchase program to 20 million pre-split shares. A cumulative total of 10,134,994 shares have been purchased since December 2005.

Item 4.  Submission of Matters to a Vote of Security-Holders

Occidental’s 2006 Annual Meeting of Stockholders (the Annual Meeting) was held on May 5, 2006. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

1.	The twelve nominees proposed by the Board of Directors were elected as directors by the following votes:

NOMINEE	VOTES FOR	WITHHELD
Spencer Abraham	369,893,523	4,451,732
Ronald W. Burkle	194,263,291	180,081,964
John S. Chalsty	296,434,895	77,910,360
Edward P. Djerejian	370,088,345	4,256,910
R. Chad Dreier	297,551,145	76,794,110
John E. Feick	370,231,896	4,113,359
Ray R. Irani	365,487,867	8,857,388
Irvin W. Maloney	297,093,684	77,251,571
Rodolfo Segovia	367,243,269	7,101,986
Aziz D. Syriani	366,723,149	7,622,106
Rosemary Tomich	296,688,723	77,656,532
Walter L. Weisman	370,017,405	4,327,850

2.	The ratification of the selection of KPMG as independent auditors was approved. The proposal received: 369,453,414 votes for, 2,326,288 votes against, and 2,565,553 abstentions.
3.

The amendment of the Restated Certificate of Incorporation to increase the authorized capital stock was approved. The proposal received 315,438,881 votes for, 55,809,689 votes against and 3,096,685 abstentions.

4.

A stockholder proposal requesting a limitation on executive compensation was not approved.* The proposal received 11,359,098 votes for; 316,141,999 votes against; 3,686,211 abstentions and 43,157,947 broker non-votes.

5.

A stockholder proposal requesting a scientific report on global warming was not approved.* The proposal received 21,040,827 votes for; 267,430,570 votes against; 42,715,816 abstentions and 43,158,042 broker non-votes.

6.

A stockholder proposal requesting election of directors by majority vote was not approved.* The proposal received 186,244,803 votes for; 141,502,826 votes against; 3,439,576 abstentions and 43,158,050 broker non-votes. On July 20, 2006, Occidental amended its By-Laws to provide that in an uncontested election, any nominee for director who receives a greater number of votes “against” his or her election than votes “for” such election must promptly tender his or her resignation and to provide procedures for consideration of such tenders.

_________________________

* Occidental’s By-laws provide that, unless otherwise required by law, any question brought before the annual meeting shall be decided by the affirmative vote of a majority of the shares present in person or by proxy at the meeting for the purposes of determining a quorum.

Item 6.  Exhibits

3.(ii)	Bylaws of Occidental Petroleum Corporation, as amended through July 20, 2006.
10.1

Terms and Conditions of Target Performance-Based Restricted Share Unit Award Under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to Occidental's Current Report on Form 8-K dated July 19, 2006 (date of earliest event reported), File No. 1-9210).

10.2	Amendment to Occidental Petroleum Corporation 2005 Deferred Stock Program.
10.3	Amendment to Occidental Petroleum Corporation 2005 Deferred Compensation Program.
10.4	Terms and Conditions of Stock Appreciation Rights (SARs) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.
10.5	Terms and Conditions of Restricted Share Unit Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.
11	Statement regarding the computation of earnings per share for the three and six months ended June 30, 2006 and 2005.
12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2006 and 2005 and for each of the five years in the period ended December 31, 2005.

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

OCCIDENTAL PETROLEUM CORPORATION
DATE: August 7, 2006	/s/ Jim A. Leonard
Jim A. Leonard, Vice President and Controller (Principal Accounting and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBITS

3.(ii)	Bylaws of Occidental Petroleum Corporation, as amended through July 20, 2006.
10.2	Amendment to Occidental Petroleum Corporation 2005 Deferred Stock Program.
10.3	Amendment to Occidental Petroleum Corporation 2005 Deferred Compensation Program.
10.4	Terms and Conditions of Stock Appreciation Rights (SARs) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.
10.5	Terms and Conditions of Restricted Share Unit Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.
11	Statement regarding the computation of earnings per share for the three and six months ended June 30, 2006 and 2005.
12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2006 and 2005 and for each of the five years in the period ended December 31, 2005.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.