Form 10-Q
period 2006-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2006-11-03
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

☑ Large Accelerated Filer    ☐ Accelerated Filer    ☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).      ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common stock $.20 par value	841,083,197 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Amounts in millions)

	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,214	$2,188
Short-term investments	225	252
Receivables, net	3,358	3,099
Inventories	872	716
Prepaid expenses and other	236	256
Assets of discontinued operations	37	426
Total current assets	5,942	6,937
LONG-TERM RECEIVABLES, net	284	377
INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,605	1,209
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $11,181 at September 30, 2006 and $9,774 at December 31, 2005	23,432	17,171
OTHER ASSETS	438	414

	$31,701	$26,108

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Amounts in millions)

	2006	2005
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt and capital lease liabilities	$46	$46
Accounts payable	2,281	2,046
Accrued liabilities	1,712	1,718
Domestic and foreign income taxes	313	326
Liabilities of discontinued operations	142	136
Total current liabilities	4,494	4,272
LONG-TERM DEBT, net of current maturities and unamortized discount	2,847	2,873
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	2,209	970
Liabilities of discontinued operations	210	—
Other	2,727	2,621
	5,146	3,591
MINORITY INTEREST	356	340
STOCKHOLDERS’ EQUITY
Common stock, at par value	174	161
Treasury stock	(1,296)	(8)
Additional paid-in capital	6,946	4,827
Retained earnings	13,178	10,425
Accumulated other comprehensive income	(144)	(373)
	18,858	15,032
	$31,701	$26,108

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Amounts in millions, except per-share amounts)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
REVENUES
Net sales	$4,522	$3,857	$13,517	$10,415
Interest, dividends and other income	75	54	203	120
Gains on disposition of assets, net	6	723	25	870
	4,603	4,634	13,745	11,405
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,098	1,791	6,171	4,877
Selling, general and administrative and other operating expenses	348	511	1,039	1,075
Environmental remediation	8	10	24	29
Exploration expense	74	51	195	196
Interest and debt expense, net	62	96	202	232
	2,590	2,459	7,631	6,409
Income before taxes and other items	2,013	2,175	6,114	4,996
Provision for domestic and foreign income and other taxes	886	574	2,672	1,184
Minority interest	24	(6)	95	44
Income from equity investments	(56)	(50)	(167)	(166)
Income from continuing operations	1,159	1,657	3,514	3,934
Discontinued operations, net	9	87	(260)	192
Cumulative effect of changes in accounting principles, net	—	3	—	3
NET INCOME	$1,168	$1,747	$3,254	$4,129
BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.36	$2.05	$4.11	$4.89
Discontinued operations, net	0.01	0.11	(0.30)	0.24
Basic earnings per common share	$1.37	$2.16	$3.81	$5.13
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.35	$2.01	$4.07	$4.82
Discontinued operations, net	0.01	0.11	(0.30)	0.24
Diluted earnings per common share	$1.36	$2.12	$3.77	$5.06
DIVIDENDS PER COMMON SHARE	$0.22	$0.155	$0.58	$0.465
WEIGHTED AVERAGE BASIC SHARES	852.8	808.5	854.2	804.8
WEIGHTED AVERAGE DILUTED SHARES	860.3	822.4	863.0	816.5

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Amounts in millions)

	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,254	$4,129
Adjustments to reconcile income to net cash provided by operating activities:
Discontinued operations, net	260	(192)
Cumulative effect of changes in accounting principles, net	—	(3)
Depreciation, depletion and amortization of assets	1,477	1,035
Reversal of tax reserves	—	(954)
Deferred income tax provision	(26)	(51)
Other non-cash charges to income	416	663
Gains on disposition of assets, net	(25)	(870)
Income from equity investments	(167)	(166)
Dry hole and impairment expense	66	138
Changes in operating assets and liabilities	(491)	(40)
Other operating, net	(150)	(115)
Operating cash flow from continuing operations	4,614	3,574
Operating cash flow from discontinued operations	194	189
Net cash provided by operating activities	4,808	3,763
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,992)	(1,583)
Purchase of businesses, net	(2,371)	(2,098)
Sales of businesses and disposal of property, plant, and equipment, net	975	182
Short term investments - purchases	(152)	(122)
Short term investments - sales	180	67
Sales of equity investments and available-for-sale investments	—	1,069
Equity investments and other investing, net	(201)	71
Investing cash flow from continuing operations	(3,561)	(2,414)
Investing cash flow from discontinued operations	(38)	(78)
Net cash used by investing activities	(3,599)	(2,492)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	150	172
Payments on long-term debt and capital lease liabilities	(761)	(1,073)
Proceeds from issuance of common stock	5	5
Purchase of treasury stock	(1,288)	—
Excess tax benefits related to share-based payments	126	41
Cash dividends paid	(458)	(357)
Stock options exercised	42	123
Other	1	30
Financing cash flow from continuing operations	(2,183)	(1,059)
Financing cash flow from discontinued operations	—	(1)
Net cash used by financing activities	(2,183)	(1,060)
(Decrease) increase in cash and cash equivalents	(974)	211
Cash and cash equivalents—beginning of period	2,188	1,199
Cash and cash equivalents—end of period	$1,214	$1,410

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

1.

General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2006, and the consolidated statements of income and cash flows for the three and nine months then ended, as applicable. The income and cash flows for the periods ended September 30, 2006 and 2005, are not necessarily indicative of the income or cash flows to be expected for the full year.

On August 1, 2006, Occidental effected a two-for-one stock split in the form of a stock dividend to shareholders of record as of that date with distribution of the shares on August 15, 2006. The total number of authorized shares of common stock and associated par value per share were unchanged by this action. All share and per share amounts discussed and disclosed in this Quarterly Report on Form 10-Q reflect the effect of these stock splits.

Certain financial statement elements and notes for the prior year have been reclassified to conform to the 2006 presentation.

2.

Asset Acquisitions, Dispositions and Other Transactions

On January 30, 2006, Occidental completed the merger of Vintage Petroleum, Inc. (Vintage) into a wholly-owned Occidental subsidiary. Occidental acquired producing assets in Argentina, the United States, Yemen and Bolivia. The Argentina assets consist of 22 concessions, 19 of which Occidental operates, located in the San Jorge Basin in southern Argentina and the Neuquén and Cuyo Basins in western Argentina. Occidental paid approximately $1.3 billion to former Vintage shareholders for the cash portion of the merger consideration and issued approximately 56 million shares for the stock portion, which was valued at $2.1 billion. In addition, Occidental assumed Vintage’s debt, which had an estimated fair market value of $585 million at closing. Occidental has divested a portion of Vintage’s assets for consideration of approximately $1.0 billion and intends to divest more of these assets. Occidental believes that the merger provides significant growth opportunities represented by Vintage’s assets in Argentina, California and Yemen, all of which will complement and enhance Occidental’s current operations and production. Furthermore, the addition of Vintage’s assets is expected to make significant long-term contributions to Occidental’s cash flow.

The acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations.” The results of Vintage’s operations have been included in the consolidated financial statements since January 30, 2006. A preliminary allocation of the purchase price has been made based on currently available information. The assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. However, certain information necessary to complete Occidental’s final purchase price allocation is not yet available. Occidental is currently evaluating the assets to determine the fair value of the existing oil and gas reserves associated with the acquired assets. In addition, Occidental is in the process of divesting a portion of the assets acquired and is still gathering market information about these assets. Occidental also has not made a final determination of all the liabilities that may be attributable to the acquisition as well as the fair values of all existing liabilities, including any contingent liabilities. Occidental expects to finalize its allocation of the purchase price as soon as practicable but in any event no later than January 30, 2007.

At September 30, 2006, certain Vintage assets and their related liabilities are classified as held for sale as Occidental expects to divest these assets in the fourth quarter. On the September 30, 2006, consolidated balance sheet, the assets of discontinued operations amount includes approximately $37 million of property, plant and equipment that is being held for sale and the liabilities of discontinued operations includes $5 million of liabilities held for sale. The results of operations for the assets held for sale are not included in the revenue, cost or production amounts and are treated as discontinued operations. Net revenues and pre-tax income for discontinued operations related to Vintage for the three months ended September 30, 2006, were $42 million and $15 million, respectively. Net revenues and pre-tax income for discontinued operations related to Vintage for the nine months ended September 30, 2006, were $218 million and $73 million, respectively.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Vintage had occurred at the beginning of each period (in millions):

Nine Months Ended September 30,	2006	2005
PRO FORMA RESULTS OF OPERATIONS
Revenues	$13,812	$11,873
Net income	$3,220	$4,224
Basic earnings per common share	$3.77	$4.90
Diluted earnings per common share	$3.73	$4.84

The unaudited pro forma data presented above use estimates and assumptions based on information currently available, and are not necessarily indicative of the results of operations of Occidental that would have occurred had such acquisition actually been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future results of operations.

In May 2006, Ecuador terminated Occidental's contract for the operation of Block 15, which comprised all of its oil producing operations in the country, and seized Occidental's Block 15 assets. The process resulting in this action began shortly after Occidental prevailed, by unanimous decision of an international arbitration panel subsequently upheld by a London court, in a legal dispute over tax refunds that Ecuador wrongfully withheld from Occidental. Occidental immediately filed an arbitration claim against Ecuador, seeking redress for illegal confiscation of the Block 15 operations with the International Centre for Settlement of Investment Disputes in Washington, D.C., invoking the protections of the U.S. - Ecuador Bilateral Investment Treaty. As a result of the seizure, Occidental has classified its Block 15 operations as discontinued operations. In the second quarter of 2006, Occidental recorded a net after-tax charge of $306 million in discontinued operations. This amount consists of after-tax charges for the write-off of the investment in Block 15 in Ecuador, as well as ship or pay obligations entered into with respect to the OCP pipeline in Ecuador to ship oil produced in Block 15, partially offset by $109 million net-of-tax income from operations for the first five months of 2006.

Occidental’s Block 15 assets and liabilities are classified as assets of discontinued operations and liabilities of discontinued operations on the consolidated balance sheets for all periods presented. Net revenues and pre-tax income (loss) for discontinued operations related to Ecuador for the three months ended September 30, 2006, and 2005, were $0 and $(2) million and $200 million and $122 million, respectively. Net revenues and pre-tax income for discontinued operations related to Ecuador for the nine months ended September 30, 2006 and 2005 were $275 million and $146 million and $463 million and $262 million, respectively.

On September 29, 2006, Occidental closed a transaction with Plains Exploration and Production Co. to acquire various oil and gas interests in the Permian Basin in West Texas and California for approximately $859 million in cash.

3.

Accounting Changes

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Statement also requires an employer to measure the funded status of a plan at the date of the employer’s fiscal year-end. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations at the fiscal year-end date is effective for fiscal years ending after December 15, 2008. Occidental is currently assessing the effect of SFAS No. 158 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Occidental is currently assessing the effect of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP AUG AIR-1 is effective for the first fiscal year beginning after December 15, 2006. Occidental is currently assessing the effect of FSP AUG AIR-1 on its financial statements.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation provides accounting guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as additional disclosures related to these tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Occidental is currently assessing the effect of FIN No. 48 on its financial statements.

4.	Comprehensive Income The following table presents Occidental’s comprehensive income items (in millions):
	Periods Ended September 30
	Three months		Nine months
	2006	2005	2006	2005
Net income	$1,168	$1,747	$3,254	$4,129
Other comprehensive income items
Foreign currency translation adjustments	(2)	4	3	(7)
Derivative mark-to-market adjustments	153	(173)	55	(438)
Minimum pension liability adjustments	—	—	(3)	(1)
Unrealized gain on securities	49	98	174	285
Reclassification of realized gains (a)	—	(468)	—	(468)
Other comprehensive income, net of tax	200	(539)	229	(629)
Comprehensive income	$1,368	$1,208	$3,483	$3,500
(a)	Amount represents the gain recognized in the income statement from Valero Energy Corporation’s (Valero’s) acquisition of Premcor, Inc. (Premcor).

The unrealized gain on securities amount in the table above includes after-tax gains of $52 million and $179 million for the three and nine months ended September 30, 2006, respectively, related to the mark-to-market adjustment of the Lyondell Chemical Company (Lyondell) available-for-sale cost method investment. See Note 13 for further information.

5.

Supplemental Cash Flow Information

During the nine months ended September 30, 2006 and 2005, net cash payments for federal, foreign and state income taxes were approximately $1.7 billion and $1.2 billion, respectively. Interest paid (net of interest capitalized of $38 million and $18 million, respectively) totaled approximately $177 million and $228 million for the nine months ended September 30, 2006 and 2005, respectively. See Note 2 for information regarding the non-cash portion of businesses acquired. Net cash payments for federal, foreign and state income taxes paid by discontinued operations during the nine months ended September 30, 2006 and 2005, were $57 million and $85 million, respectively.

6.

Inventories

A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

Balance at	September 30, 2006	December 31, 2005
Raw materials	$81	$83
Materials and supplies	284	177
Finished goods	624	573
	989	833
LIFO reserve	(117)	(117)
Total	$872	$716
7.

Asset Retirement Obligations

The following summarizes the activity of the asset retirement obligations of which $301 million and $235 million are included in other deferred credits and other liabilities at September 30, 2006 and 2005, respectively, and the remaining balance is included in accrued liabilities (in millions):

Nine Months Ended September 30,	2006	2005
Beginning balance	$233	$206
Liabilities incurred in the period	5	4
Liabilities settled in the period	(16)	(4)
Acquisition and other	70	21
Accretion expense	14	11
Revisions to estimated cash flows	2	3
Ending balance	$308	$241

8.

Environmental Expenditures

Occidental’s operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities, or current ownership or control of sites. OPC or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at sites subject to the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), comparable state sites and other domestic and foreign remediation sites, including Occidental facilities and previously-owned sites.

The following table presents Occidental’s environmental remediation reserves at September 30, 2006, the current portion of which ($83 million) is included in accrued liabilities. The remaining amount of $315 million is included in other deferred credits and other liabilities. The reserves are grouped by three categories of environmental remediation sites ($ amounts in millions):

	# of Sites	Reserve Balance
CERCLA & Equivalent Sites	107	$224
Active Facilities	19	110
Closed or Sold Facilities	38	64
Total	164	$398

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

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at September 30, 2006 ($ amounts in millions):

Description	# of Sites	Reserve Balance
Minimal/No Exposure (a)	84	$4
Reserves between $1-10 MM	17	64
Reserves over $10 MM	6	156
Total	107	$224
(a)

Includes 28 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 5 sites where Occidental has denied liability without challenge, 40 sites where Occidental’s reserves are less than $50,000 each, and 11 sites where reserves are between $50,000 and $1 million each.

9.

Lawsuits, Claims, Commitments, Contingencies and Related Matters

OPC and certain of its subsidiaries have been named in a substantial number of lawsuits, claims and other legal proceedings. These actions seek, among other things, compensation for alleged personal injury, breach of contract or property damage, punitive damages, civil penalties, or injunctive or declaratory relief. OPC and certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties. Occidental is usually one of many companies in these proceedings and has to date been successful in sharing costs with other financially sound companies. With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

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

In May 2006, Ecuador terminated Occidental's contract for the operation of Block 15, which comprised all of its oil producing operations in the country, and seized Occidental's Block 15 assets. The process resulting in this action began shortly after Occidental prevailed, by unanimous decision of an international arbitration panel subsequently upheld by a London court, in a legal dispute over tax refunds that Ecuador wrongfully withheld from Occidental. Occidental immediately filed an arbitration claim against Ecuador, seeking redress for illegal confiscation of the Block 15 operations with the International Centre for Settlement of Investment Disputes in Washington, D.C., invoking the protections of the U.S. - Ecuador Bilateral Investment Treaty.

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

Occidental had guarantees outstanding at September 30, 2006, which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At September 30, 2006, the notional amount of the guarantees that are subject to the reporting requirements of FIN 45 was approximately $335 million, which mostly consists of Occidental’s guarantees of equity investees’ debt and other commitments. This amount excludes approximately $100 million related to Occidental’s guarantee of its share of the ship or pay obligations entered into with respect to the OCP pipeline in Ecuador, as the total amount has been accrued on the consolidated balance sheet at September 30, 2006.

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

10.

Income Taxes

The provision for taxes for the 2006 and 2005 interim periods is based on projections of total year pretax income. The tax provision for the three and nine months ended September 30, 2005, includes a $335 million tax benefit due to the reversal of tax reserves no longer required as U.S. federal corporate returns for tax years 1998-2000 became closed due to the lapsing of the statute of limitations. The provision for income taxes for the nine months ended September 30, 2005, also includes a $619 million tax benefit related to the resolution of certain IRS tax issues and a $10 million charge related to a state income tax issue.

11.

Stock-Based Incentive Plans

On July 1, 2005, Occidental adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments,” under the modified prospective transition method. The following table shows the pro forma net income and earnings per share that Occidental would have recorded if compensation expense were determined using SFAS No. 123R for the nine months ended September 30, 2005 (amounts in millions, except per share amounts):

Nine months ended September 30	2005

Net income	$4,129
Add: Stock-based compensation included in net income, net of tax, under APB No. 25	73
Deduct: Stock-based compensation, net of tax, determined under SFAS No. 123R fair value method	(94)
Pro-forma net income	$4,108
Earnings Per Share:
Basic – as reported	$5.13
Basic – pro forma	$5.10
Diluted – as reported	$5.06
Diluted – pro forma	$5.03
12.

Retirement Plans and Postretirement Benefits

Occidental has various defined benefit and defined contribution retirement plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans as of September 30 (in millions):
Three Months Ended September 30,	2006		2005
Net Periodic Benefit Cost	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$3	$2	$4	$2
Interest cost	7	9	6	9
Expected return on plan assets	(8)	—	(8)	—
Recognized actuarial loss	1	5	1	3
Total	$3	$16	$3	$14
Nine Months Ended September 30,	2006		2005
Net Periodic Benefit Cost	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$9	$7	$10	$7
Interest cost	20	26	19	25
Expected return on plan assets	(24)	—	(24)	—
Amortization of prior service cost	1	—	1	—
Recognized actuarial loss	3	14	2	11
Total	$9	$47	$8	$43
Occidental did not fund any of its domestic defined benefit pension plans for the nine months ended September 30, 2006, and has no current plans to contribute any amount in 2006.
13.

Investments in Unconsolidated Entities

Starting August 2002, when Occidental acquired its investment in Lyondell, two senior executives of Occidental held seats on Lyondell’s board of directors. One of Occidental’s senior executives did not stand for re-election to Lyondell’s board of directors at its annual meeting on May 4, 2006. As a result, Occidental management believes that it has lost the ability to exercise significant influence over Lyondell’s financial and operating policies and has discontinued accruing its share of Lyondell earnings or losses under equity-method accounting. Subsequent to May 4, 2006, Occidental has accounted for its Lyondell shares as an available-for-sale cost method investment. At September 30, 2006, Occidental owned approximately 12 percent of Lyondell’s common stock.

On October 30, 2006, Occidental agreed to sell 10 million shares of Lyondell's common stock in a registered public offering for net after commission proceeds of $25.05 per share. Occidental expects an after-tax gain of approximately $55 million and net after-tax cash proceeds of $200 million. After the offering, Occidental will own approximately 8 percent of Lyondell's common stock.

14.	Industry Segments The following table presents Occidental’s interim industry segment and corporate disclosures (in millions):
	Oil and Gas	Chemical	Corporate and Other		Total
Nine months ended September 30, 2006
Net sales	$9,624	$3,779	$114		$13,517
Pretax operating profit (loss)	$5,740	$745	$(299	) (a)	$6,186
Income taxes	—	—	(2,672	) (b)	(2,672)
Discontinued operations, net	—	—	(260	) (c)	(260)
Net income (loss)	$5,740	$745	$(3,231)		$3,254
Nine months ended September 30, 2005
Net sales	$6,926	$3,379	$110		$10,415
Pretax operating profit (loss)	$4,172	$442	$504	(a)	$5,118
Income taxes	—	—	(1,184	) (b)	(1,184)
Discontinued operations, net	—	—	192	(c)	192
Cumulative effect of changes in accounting principle, net	—	—	3		3
Net income (loss)	$4,172	$442	$(485	) (d)	$4,129
(a)	Includes unallocated net interest expense, administration expense and other items.
(b)

Includes all foreign and domestic income taxes. The 2005 amount includes a $335 million tax benefit due to the reversal of tax reserves no longer required, a $619 million tax benefit related to the resolution of certain tax issues with the IRS and a $10 million charge related to a state income tax issue.

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

(d)

Includes a pre-tax gain resulting from Valero’s acquisition of Premcor and the subsequent sale of the Valero shares received in the merger for a total of $726 million ($463 million net of tax), a $41 million ($27 million net of tax) pre-tax charge for debt repurchase expenses, and a pre-tax gain on sale of Lyondell stock of $140 million ($89 million net of tax).

15.

Condensed Consolidating Financial Information

Vintage Petroleum, LLC is the Occidental subsidiary into which Vintage merged. Payment of the Vintage Petroleum, LLC 8.25 percent senior notes due 2012 is guaranteed by Occidental Petroleum Corporation (Guarantor). The following condensed supplemental consolidating financial information reflects the summarized financial information of Vintage Petroleum, LLC, and its Guarantor and the Guarantor’s non-guarantor subsidiaries (in millions):

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2006

	Occidental Petroleum Corporation	Vintage Petroleum, LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$1,474	$233	$4,246	$(11)	$5,942
Investments in subsidiaries and unconsolidated entities	36,297	19	1,386	(36,097)	1,605
Property, plant and equipment, net	1	4,771	18,660	—	23,432
Other non-current assets	12,711	601	29,096	(41,686)	722
	$50,483	$5,624	$53,388	$(77,794)	$31,701
LIABILITIES AND EQUITY
Current liabilities	$423	$139	$3,943	$(11)	$4,494
Long-term debt, net	1,932	294	621	—	2,847
Other long-term liabilities	29,270	1,575	15,987	(41,686)	5,146
Minority interest	—	—	356	—	356
Stockholders’ equity	18,858	3,616	32,481	(36,097)	18,858
	$50,483	$5,624	$53,388	$(77,794)	$31,701

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2006

	Occidental Petroleum Corporation	Vintage Petroleum, LLC	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Net Sales	$—	$246	$4,276	$—	$4,522
Interest, dividends and other income	5	—	143	(67)	81
	5	246	4,419	(67)	4,603
COSTS AND OTHER DEDUCTIONS
Cost of sales	—	155	1,943	—	2,098
Selling, general and administrative and other operating expenses	57	21	352	—	430
Interest and debt expense, net	113	4	12	(67)	62
	170	180	2,307	(67)	2,590
Income before taxes and other items	(165)	66	2,112	—	2,013
Provision for domestic and foreign income and other taxes	(60)	6	940	—	886
Minority interest	—	—	24	—	24
(Income)/loss from equity investments	(1,273)	—	(56)	1,273	(56)
Income from continuing operations	1,168	60	1,204	(1,273)	1,159
Discontinued operations, net	—	10	(1)	—	9
NET INCOME	$1,168	$70	$1,203	$(1,273)	$1,168

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2006

	Occidental Petroleum Corporation	Vintage Petroleum, LLC	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Net Sales	$—	$659	$12,858	$—	$13,517
Interest, dividends and other income	15	—	399	(186)	228
	15	659	13,257	(186)	13,745
COSTS AND OTHER DEDUCTIONS
Cost of sales	—	369	5,802	—	6,171
Selling, general and administrative and other operating expenses	222	45	991	—	1,258
Interest and debt expense, net	339	16	33	(186)	202
	561	430	6,826	(186)	7,631
Income before taxes and other items	(546)	229	6,431	—	6,114
Provision for domestic and foreign income and other taxes	(199)	59	2,812	—	2,672
Minority interest	—	—	95	—	95
(Income)/loss from equity investments	(3,601)	—	(167)	3,601	(167)
Income from continuing operations	3,254	170	3,691	(3,601)	3,514
Discontinued operations, net	—	47	(307)	—	(260)
NET INCOME	$3,254	$217	$3,384	$(3,601)	$3,254

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2006

	Occidental Petroleum Corporation	Vintage Petroleum, LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES
Operating cash flow from continuing operations	$(1,627)	$227	$6,014	$—	$4,614
Operating cash flow from discontinued operations	—	83	111	—	194
Net cash provided (used) by operating activities	(1,627)	310	6,125	—	4,808
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1)	(154)	(1,837)	—	(1,992)
Purchase of businesses, net	(2,372)	—	1	—	(2,371)
Other investing, net	26	953	(177)	—	802
Investing cash flow from continuing operations	(2,347)	799	(2,013)	—	(3,561)
Investing cash flow from discontinued operations	—	(27)	(11)	—	(38)
Net cash provided (used) by investing activities	(2,347)	772	(2,024)	—	(3,599)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	150	—	150
Payments on long-term debt and capital lease liabilities	(450)	(286)	(25)	—	(761)
Purchase of treasury stock	(1,288)	—	—	—	(1,288)
Cash dividends paid	(458)	—	—	—	(458)
Intercompany	5,995	(793)	(5,202)	—	—
Other financing, net	173	—	1	—	174
Net cash provided (used) by financing activities	3,972	(1,079)	(5,076)	—	(2,183)
(Decrease) Increase in cash and cash equivalents	(2)	3	(975)	—	(974)
Cash and cash equivalents — beginning of period	2,161	—	27	—	2,188
Cash and cash equivalents — end of period	$2,159	$3	$(948)	$—	$1,214

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income for the first nine months of 2006 of $3.3 billion, on net sales of $13.5 billion, compared with net income of $4.1 billion, on net sales of $10.4 billion for the same period of 2005. Diluted earnings per common share were $3.77 for the first nine months of 2006, compared with diluted earnings per share of $5.06 for the same period of 2005. Diluted core earnings per common share were $4.07 for the first nine months of 2006, compared with diluted core earnings per common share of $3.20 for the same period in 2005. Occidental reported net income for the third quarter of 2006 of $1.2 billion, on net sales of $4.5 billion, compared with net income of $1.7 billion, on net sales of $3.9 billion for the same period of 2005. Diluted earnings per common share were $1.36 for the third quarter of 2006, compared with diluted earnings per share of $2.12 for the same period in 2005. Diluted core earnings per common share were $1.35 for the third quarter of 2006, compared with diluted core earnings per share of $1.22 for the same period in 2005.

Net income for the first nine months of 2006 included a net after-tax loss of $260 million in discontinued operations, which includes the impairment charge for Occidental’s Block 15 investment in Ecuador and income from Vintage Petroleum, Inc. (Vintage) properties held for sale. Net income for the first nine months and the third quarter of 2005 included a $726 million pre-tax gain resulting from Valero Energy Corp.’s (Valero) acquisition of Premcor, Inc. (Premcor) and the subsequent sale of the Valero shares received in the merger, a $335 million tax benefit due to the reversal of tax reserves no longer required, a $159 million pre-tax write-off and write-down of chemical plant assets, a $30 million pre-tax debt purchase expense, $26 million of pre-tax hurricane insurance charges and a $15 million pre-tax equity investment impairment. Net income for the first nine months of 2005 also included a $619 million tax benefit resulting from an IRS settlement, a $140 million pre-tax gain on sale of 11 million shares of Lyondell Chemical Company (Lyondell) stock, a $26 million pre-tax expense related to a contract settlement, an $11 million pre-tax debt purchase expense, a net $10 million charge related to a state income tax issue, and after-tax income from discontinued operations of $192 million. Net income for the first nine months and third quarter of 2006, compared to the same periods in 2005, reflected higher worldwide oil prices and production and higher chlor-alkali volumes and margins in all chlorovinyl products, partially offset by higher operating expenses and increased DD&A rates. Net income for the first nine months of 2006, compared to the same period in 2005, also reflected higher gas prices.

Selected Income Statement Items

The increase in net sales of $665 million and $3.1 billion for the three and nine months ended September 30, 2006, compared with the same periods in 2005, reflected higher worldwide crude oil and chemical prices, higher oil and gas production and higher chlor-alkali volumes. The increase in net sales for the nine months of 2006, compared to the same period in 2005, also reflected higher gas prices. For the three and nine months ended September 30, 2005, gains on disposition of assets included a pre-tax gain of $726 million resulting from Valero’s acquisition of Premcor and the subsequent sale of Valero shares received. For the nine months ended September 30, 2005, gains on disposition of assets also included a pre-tax gain of $140 million on the sale of 11 million shares of Lyondell stock.

The increase in cost of sales of $307 million and $1.3 billion for the three and nine months ended September 30, 2006, compared with the same periods in 2005, reflected higher oil and gas production costs and volumes, higher energy and chemical raw material costs and higher DD&A expense. The decrease of $163 million in selling, general and administrative and other operating expenses for the three months ended September 30, 2006, compared to the same period in 2005, reflected 2005 chemical segment charges for plant write-offs and write-downs of $159 million. The decrease of $36 million in selling, general and administrative and other operating expenses for the nine months ended September 30, 2006, compared to the same period in 2005, reflected 2005 chemical segment charges for plant write-offs and write-downs of $159 million, net of minority interest, partially offset by increases in share-based compensation expenses, various international oil and gas costs and other operating costs. The increase of $23 million in exploration expense for the three months ended September 30, 2006, compared to the same period in 2005, was due to higher seismic costs, largely related to Libya. Interest and debt expense for the three and nine months ended September 30, 2005, included charges of $30 million and $41 million, respectively, to purchase and redeem various debt issues. The provision for income taxes for the three and nine months ended September 30, 2005, included a $335 million tax benefit due to the reversal of tax reserves no longer required as U.S. federal corporate returns for tax years 1998-2000 became closed due to the lapsing of statutes of limitations. The provision for income taxes for the nine months ended September 30, 2005, included a $619 million tax benefit related to the resolution of certain IRS tax issues, and a $10 million charge related to a state tax issue.

Selected Analysis of Financial Position

The increase in receivables, net of $259 million at September 30, 2006, compared with December 31, 2005, was due to higher worldwide oil and gas prices and production volumes. The increase in inventory of $156 million at September 30, 2006, compared with December 31, 2005, was due to increases in materials and supplies, mainly in Oman and Colombia and increases in chemical inventory volumes. The increase in investments in unconsolidated entities of $396 million at September 30, 2006, compared to December 31, 2005, was due to the mark-to-market adjustments on the Lyondell investment, which became an available-for-sale cost method investment in May 2006. The increase in property, plant and equipment of $6.3 billion at September 30, 2006, compared to December 31, 2005, was due to the acquisitions of Vintage and certain oil and gas properties from Plains Exploration and Production Co. (Plains) completed in the first and third quarters of 2006, respectively, and oil and gas capital expenditures during the year.

The increase of $235 million in accounts payable at September 30, 2006, compared to December 31, 2005, was mainly due to the Vintage acquisition, higher prices and volumes for purchased oil and gas in the marketing and trading operations and chemical price and volume increases. The increase in deferred and other domestic and foreign income taxes of $1.2 billion at September 30, 2006, compared to December 31, 2005, was due to additional deferred taxes recorded as part of the Vintage acquisition purchase accounting. The increase in the contra-equity treasury stock account of $1.3 billion at September 30, 2006, compared with December 31, 2005, was due to the implementation of the share repurchase program in 2006. The increase in additional paid-in capital of $2.1 billion at September 30, 2006, compared to December 31, 2005, was the result of the stock issued as consideration for the Vintage acquisition.

Segment Operations

The following table sets forth the sales and earnings of each industry segment and unallocated corporate items (in millions):

	Periods Ended September 30
	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net Sales
Oil and gas	$3,207	$2,617	$9,624	$6,926
Chemical	1,265	1,190	3,779	3,379
Other	50	50	114	110
Net Sales	$4,522	$3,857	$13,517	$10,415
Segment Earnings
Oil and gas	$1,877	$1,638	$5,740	$4,172
Chemical	247	3	745	442
	2,124	1,641	6,485	4,614
Unallocated Corporate Items
Interest expense, net (a)	(18)	(70)	(80)	(178)
Income taxes (b)	(885)	(574)	(2,672)	(1,184)
Other (c)	(62)	660	(219)	682
Income from Continuing Operations	1,159	1,657	3,514	3,934
Discontinued operations, net of tax (d)	9	87	(260)	192
Cumulative effect of changes in accounting principles, net	—	3	—	3
Net Income	$1,168	$1,747	$3,254	$4,129
(a)

The third quarter and nine months of 2006 include pre-tax interest charges of $4 million for both periods to purchase or redeem various debt issues compared to $30 million and $41 million, respectively, for the same 2005 periods.

(b)

The third quarter and nine months of 2005 include a $335 million tax benefit due to the reversal of tax reserves no longer required as U.S. federal corporate tax returns for tax years 1998-2000 became closed due to the lapsing of the statute of limitations. The nine months of 2005 includes a $619 million tax benefit related to the resolution of certain tax issues with the U.S. Internal Revenue Service (IRS), and a net $10 million charge related to a state income tax issue.

(c)

The third quarter and nine months of 2005 include a $726 million pre-tax gain from Valero’s acquisition of Premcor and the subsequent sale of the Valero shares received in the merger. The nine months of 2005 includes a $140 million pre-tax gain from the sale of 11 million shares of Lyondell.

(d)

In May 2006, Ecuador terminated Occidental’s contract for the operation of Block 15 and seized Occidental’s Block 15 assets. As a result of the seizure, Occidental has classified its Block 15 operations as discontinued operations on a retrospective application basis. Discontinued operations for the third quarter and nine months of 2006 also include income from the Vintage properties that were held for sale.

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

The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate and other for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30
(in millions, except per-share amounts)	2006	Diluted EPS	2005	Diluted EPS
TOTAL REPORTED EARNINGS	$1,168	$1.36	$1,747	$2.12
Oil and Gas
Segment Earnings	$1,877		$1,638
Less: Hurricane insurance charge	—		(9)
Segment Core Earnings	1,877		1,647
Chemical
Segment Earnings	247		3
Less:
Write-off of plants	—		(159)
Hurricane insurance charge	—		(5)
Segment Core Earnings	247		167
Total Segment Core Earnings	2,124		1,814
Corporate and Other
Corporate Results — Non Segment*	(956)		106
Less:
Gain on Valero acquisition of Premcor	—		726
Reversal of tax reserves	—		335
Debt purchase expense	—		(30)
Equity investment impairment	—		(15)
Equity investment hurricane charge	—		(2)
Hurricane insurance charge	—		(10)
Tax effect of pre-tax adjustments	—		(178)
Discontinued operations, net of tax	9		87
Cumulative effect of changes in accounting principles, net of tax	—		3
Corporate Core Results — Non Segment	(965)		(810)
Total Core Earnings	$1,159	$1.35	$1,004	$1.22
* Interest expense, income taxes, general & administrative expense and other, and non-core items.

The following table sets forth the core earnings and significant items affecting earnings for each operating segment and corporate and other for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30
(in millions, except per-share amounts)	2006	Diluted EPS	2005	Diluted EPS
TOTAL REPORTED EARNINGS	$3,254	$3.77	$4,129	$5.06
Oil and Gas
Segment Earnings	$5,740		$4,172
Less:
Contract Settlement	—		(26)
Hurricane insurance charge	—		(9)
Segment Core Earnings	5,740		4,207
Chemical
Segment Earnings	745		442
Less:
Write-off of plants	—		(159)
Hurricane insurance charge	—		(5)
Segment Core Earnings	745		606
Total Segment Core Earnings	6,485		4,813
Corporate and Other
Corporate Results — Non Segment*	(3,231)		(485)
Less:
Debt purchase expense	—		(41)
Gain on sale of Lyondell shares	—		140
Gain on Valero acquisition of Premcor	—		726
State tax issue charge	—		(10)
Settlement of federal tax issue	—		619
Reversal of tax reserves	—		335
Equity investment impairment	—		(15)
Equity investment hurricane insurance charge	—		(2)
Hurricane insurance charge	—		(10)
Tax effect of pre-tax adjustments	—		(225)
Discontinued operations, net of tax	(260)		192
Cumulative effect of changes in accounting principles, net of tax	—		3
Corporate Core Results — Non Segment	(2,971)		(2,197)
Total Core Earnings	$3,514	$4.07	$2,616	$3.20
* Interest expense, income taxes, general & administrative expense and other, and non-core items.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for reported income and core earnings:

	Periods Ended September 30
	Three Months		Nine Months
(in millions)	2006	2005	2006	2005
REPORTED INCOME
Oil & Gas (a)	$1,877	$1,638	$5,740	$4,172
Chemicals	247	3	745	442
Corporate & other	(80)	590	(299)	504
Pre-tax income	2,044	2,231	6,186	5,118
Income tax expense
Federal and state	435	183	1,321	273
Foreign (a)	450	391	1,351	911
Total	885	574	2,672	1,184

Income from continuing operations	$1,159	$1,657	$3,514	$3,934
Worldwide effective tax rate	43%	26%	43%	23%
CORE EARNINGS
Oil & Gas (a)	$1,877	$1,647	$5,740	$4,207
Chemical	247	167	745	606
Corporate & other	(80)	(79)	(299)	(294)
Pre-tax income	2,044	1,735	6,186	4,519
Income tax expense
Federal and state	435	340	1,321	992
Foreign (a)	450	391	1,351	911
Total	885	731	2,672	1,903

Core Earnings	$1,159	$1,004	$3,514	$2,616
Worldwide effective tax rate	43%	42%	43%	42%
(a)

Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas pre-tax income includes revenue amounts by period (in millions): third quarter 2006—$299, third quarter 2005—$263, first nine months 2006—$871 and first nine months 2005—$676.

The worldwide tax rate for the three and nine months ended September 30, 2005 included a $335 million tax benefit due to the reversal of tax reserves no longer required as U.S. federal corporate returns for tax years 1998-2000 became closed due to the lapsing of the statute of limitations. The nine months ended September 30, 2005 worldwide effective tax rate reflected a $619 million tax benefit related to the resolution of certain tax issues with the IRS. The recorded tax benefit was the result of a closing agreement with the IRS, which resolved foreign tax credit issues as part of the IRS audit of tax years 1997-2000.

Oil and Gas Segment

	Periods Ended September 30
	Three Months		Nine Months
Summary of Operating Statistics	2006	2005	2006	2005
Net Production per Day:
Crude Oil and Natural Gas Liquids (MBL)
United States	265	251	265	248
Latin America	70	38	68	35
Middle East/North Africa	100	86	111	93
Other Eastern Hemisphere	5	5	4	5
Natural Gas (MMCF)
United States	597	564	593	547
Latin America	35	—	34	—
Middle East	35	35	32	51
Other Eastern Hemisphere	75	81	77	77
Barrels of Oil Equivalent (MBOE) per day (a)
Consolidated subsidiaries	564	493	571	494
Other interests	23	23	25	25
Worldwide production (b)	587	516	596	519
Average Sales Price:
Crude Oil ($/BBL)
United States	$62.71	$56.70	$60.03	$49.26
Latin America	$55.19	$59.91	$54.58	$51.06
Middle East/North Africa	$65.84	$56.37	$62.85	$48.69
Other Eastern Hemisphere	$64.80	$52.25	$58.87	$45.57
Total consolidated subsidiaries	$62.08	$56.99	$59.77	$49.27
Other interests	$36.30	$43.01	$37.04	$35.29
Total Worldwide (b)	$60.52	$55.97	$58.41	$48.24
Natural Gas ($/MCF)
United States	$5.88	$6.33	$6.80	$6.16
Latin America	$2.08	$—	$1.91	$—
Middle East	$0.97	$0.97	$0.96	$0.96
Other Eastern Hemisphere	$2.88	$2.72	$2.93	$2.41
Total consolidated subsidiaries	$5.14	$5.58	$5.88	$5.29
Other interests	$0.14	$0.13	$0.14	$0.14
Total Worldwide (b)	$5.06	$5.49	$5.72	$5.18
(a)	Natural gas volumes have been converted to equivalent BOE based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as a "Mcf") of gas to one barrel of oil.
(b)	Occidental has classified its Ecuador Block 15 operations as discontinued operations on a retrospective application basis and excluded them from this table.

Oil and gas segment and core earnings for the nine months ended September 30, 2006, were $5.7 billion compared with $4.2 billion of segment and core earnings for the same period in 2005. For the three months ended September 30, 2006, oil and gas segment and core earnings were $1.9 billion compared with $1.6 billion of segment and core earnings for the same period in 2005. The increase in earnings for three and nine months ended September 30, 2006, compared to the same periods in 2005, reflected higher worldwide crude oil prices and higher production for crude oil and natural gas, partially offset by higher oil and gas operating expenses, including production-related taxes and utility costs, and higher DD&A rates. The increase in oil and gas earnings for the nine months ended September 30, 2006, compared to the same period in 2005, also reflected higher gas prices. The increase in net sales of $590 million and

$2.7 billion for the three and nine months ended September 30, 2006, compared with the same periods in 2005, reflected higher worldwide crude oil prices and oil and gas production. The increase in net sales for the nine months ended September 30, 2006, compared with the same period in 2005 also reflected higher gas prices.

The increase in production for the nine months ended September 30, 2006, was due to the Vintage acquisition and the addition of nine months of production in Libya in 2006 as compared to one month in 2005.

On October 20, 2006, the Organization of Petroleum Exporting Countries (OPEC) announced that they would reduce oil production by 1.2 million barrels per day, effective November 1, 2006. The OPEC announcement had no immediate impact to Occidental’s production but future production could decline as a result of this action.

The average West Texas Intermediate (WTI) price in the third quarter of 2006 was $70.53 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $6.33 per million BTUs, compared to $63.19 per barrel and $7.09 per million BTUs, respectively, for the third quarter of 2005. Occidental’s realized oil price for the third quarter of 2006 was $60.52 per barrel compared to $55.97 per barrel for the third quarter of 2005. Occidental’s realized price differential to WTI remained constant in the third quarter of 2006 at 86 percent of WTI as compared to the second quarter of 2006. For the first nine months of 2006, Occidental’s realized oil price was $58.41 per barrel compared to last year’s realized price of $48.24 for first nine months of 2005. A change of 25 cents per million BTUs in NYMEX gas prices impacts quarterly oil and gas segment earnings by approximately $12 million while a $1.00 per-barrel change in oil prices has a quarterly pre-tax impact of approximately $38 million.

Average production costs for the first nine months of 2006 were $11.13 per barrel of oil equivalent (BOE) compared to the 2005 production cost of $8.81 per BOE. Approximately 45 percent of the increase was the result of higher energy prices increasing utility, gas plant and CO2 costs and ad valorem and export taxes and reducing the volumes produced under production sharing contracts. The remaining change was the result of increased workover, maintenance and other costs.

On January 30, 2006, Occidental completed the merger of Vintage into a wholly-owned Occidental subsidiary. Occidental acquired producing assets in Argentina, the United States, Yemen and Bolivia. The Argentina assets consist of 22 concessions, 19 of which Occidental operates, located in the San Jorge Basin in southern Argentina and the Neuquén and Cuyo Basins in western Argentina. Occidental paid approximately $1.3 billion to former Vintage shareholders for the cash portion of the merger consideration and issued approximately 56 million shares for the stock portion, which was valued at $2.1 billion. In addition, Occidental assumed Vintage’s debt, which had an estimated fair market value of $585 million at closing. Occidental has divested a portion of Vintage’s assets for consideration of approximately $1.0 billion and intends to divest more of these assets. Occidental believes that the merger provides significant growth opportunities represented by Vintage’s assets in Argentina, California and Yemen, all of which will complement and enhance Occidental’s current operations and production. Furthermore, the addition of Vintage’s assets is expected to make significant long-term contributions to Occidental’s cash flow. The results of operations for the assets held for sale are not included in the revenue, cost or production amounts and are treated as discontinued operations.

On September 29, 2006, Occidental closed a transaction with Plains to acquire various oil and gas interests in the Permian Basin in West Texas and California for approximately $859 million in cash. Occidental estimates that the acquisition will add production of approximately 9,000 BOE per day.

Chemical Segment

Chemical segment and core earnings for the first nine months of 2006 were $745 million, compared with $442 million of segment earnings and $606 million of core earnings for the same period of 2005. Chemical segment and core earnings for the three months ended September 30, 2006, were $247 million, compared with $3 million of segment earnings and $167 million of core earnings for the same period of 2005. The increase in earnings for the first three and nine months ended September 30, 2006, compared with the same periods in 2005, was due to increased chlor-alkali volumes and higher margins in all chlorovinyl products.

In the third quarter of 2005, Occidental recorded a $139 million charge for the write-off of two previously idled chemical plants and one currently operated plant and an additional charge of $20 million for the write-down of another chemical plant.

Corporate and Other

Unallocated corporate items – income taxes for the three and nine months ended September 30, 2005, included a $335 million tax benefit due to the reversal of tax reserves no longer required and for the nine months ended September 30, 2005, included a $619 million tax benefit resulting from the resolution of certain tax issues with IRS and a $10 million charge related to a state tax issue.

On August 1, 2006, Occidental effected a two-for-one stock split in the form of a stock dividend to shareholders of record as of that date with distribution of the shares on August 15, 2006. The total number of authorized shares of common stock and associated par value per share were unchanged by this action. All share and per share amounts discussed and disclosed in this Quarterly Report on Form 10-Q reflect the effect of these stock splits.

Starting August 2002, when Occidental acquired its investment in Lyondell, two senior executives of Occidental held seats on Lyondell’s board of directors. One of Occidental’s senior executives did not stand for re-election to Lyondell’s board of directors at its annual meeting on May 4, 2006. As a result, Occidental management believes that it has lost the ability to exercise significant influence over Lyondell’s financial and operating policies and has discontinued accruing its share of Lyondell earnings or losses under equity-method accounting. Subsequent to May 4, 2006, Occidental has accounted for its Lyondell shares as an available-for-sale cost method investment. At September 30, 2006, Occidental owned approximately 12 percent of Lyondell’s common stock.

On October 30, 2006, Occidental agreed to sell 10 million shares of Lyondell's common stock in a registered public offering for net after commission proceeds of $25.05 per share. Occidental expects an after-tax gain of approximately $55 million and net after-tax cash proceeds of $200 million. After the offering, Occidental will own approximately 8 percent of Lyondell's common stock.

In May 2006, Ecuador terminated Occidental's contract for the operation of Block 15, which comprised all of its oil producing operations in the country, and seized Occidental's Block 15 assets. The process resulting in this action began shortly after Occidental prevailed, by unanimous decision of an international arbitration panel subsequently upheld by a London court, in a legal dispute over tax refunds that Ecuador wrongfully withheld from Occidental. Occidental immediately filed an arbitration claim against Ecuador, seeking redress for illegal confiscation of the Block 15 operations with the International Centre for Settlement of Investment Disputes in Washington, D.C., invoking the protections of the U.S. - Ecuador Bilateral Investment Treaty. As a result of the seizure, Occidental has classified its Block 15 operations as discontinued operations. In the second quarter of 2006, Occidental recorded a net after-tax charge of $306 million in discontinued operations. This amount consists of after-tax charges for the write-off of the investment in Block 15 in Ecuador, as well as ship or pay obligations entered into with respect to the OCP pipeline in Ecuador to ship oil produced in Block 15, partially offset by $109 million net-of-tax income from operations for the first five months of 2006.

Liquidity and Capital Resources

Occidental’s net cash provided by operating activities was $4.8 billion for the first nine months of 2006, compared with $3.8 billion for the same period of 2005. The significant increase in operating cash flow in 2006, compared to 2005, resulted from several factors. The most important drivers were higher oil and natural gas prices and production and, to a much lesser extent, higher chemical margins. In the first nine months of 2006, compared to the same period in 2005, Occidental's realized oil price was higher by 21 percent and Occidental’s realized natural gas price increased over 10 percent in the U.S., where over 80 percent of Occidental’s natural gas was produced. Oil and gas production for the first nine months of 2006, compared to the same period in 2005, increased almost 15 percent. Chemical margin increases had a less significant effect on cash flow because chemical segment earnings and cash flow are significantly smaller than those for the oil and gas segment.

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

Occidental’s net cash used by investing activities was $3.6 billion for the first nine months of 2006, compared with $2.5 billion for the same period of 2005. The 2006 amount includes $1.3 billion in cash consideration paid as part of the Vintage acquisition and $859 million paid for the Plains acquisition, partially offset by $944 million of cash proceeds from the Vintage assets held for sale. The 2005 amount includes cash payments for the Permian Basin transactions, the acquisition of the Vulcan chlor-alkali manufacturing facilities and payments to re-enter Libya, which were partially offset by the cash proceeds from the sale of the Premcor-Valero and Lyondell shares. Capital expenditures for the first nine months of 2006 were $2.0 billion, including $1.8 billion for oil and gas. Capital expenditures for the first nine months of 2005 were $1.6 billion, including $1.5 billion for oil and gas.

Occidental’s net cash used by financing activities was $2.2 billion in the first nine months of 2006, compared with $1.1 billion for the same period of 2005. The 2006 amount includes $1.3 billion of cash paid for repurchases of 26.7 million shares of Occidental’s common stock at an average price of $48.22 per share. In the third quarter of 2006, Occidental repurchased 6.6 million common shares, with 67 percent of those purchases occurring in the month of September, at an average price of $47.98 per share. In February 2006, Occidental announced a common stock repurchase plan for an intermediate target total of approximately 60 million shares. In July 2006, the Board of Directors increased the number of shares authorized for the previously announced repurchase program to 40 million shares. The weighted average basic shares outstanding for the nine months of 2006 totaled 854.2 million and the weighted average diluted shares outstanding totaled 863.0 million. At September 30, 2006, there were 849.2 million basic shares outstanding and the diluted shares were 858.3 million. The share repurchases will continue to be funded solely from available cash from operations. The 2006 net cash used also includes net debt payments of $611 million. The 2005 net cash used includes net debt payments of $901 million.

Occidental amended and restated its $1.5 billion bank credit to, among other things, lower the interest rate and extend the term to September 27, 2011. At September 30, 2006, no amounts have been borrowed under this facility. None of Occidental's committed bank credits contain material adverse change (MAC) clauses or debt rating triggers that could restrict Occidental's ability to borrow under these lines. Occidental's credit facilities and debt agreements do not contain rating triggers that could terminate bank commitments or accelerate debt in the event of a ratings downgrade.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at September 30, 2006, and cash and cash equivalents and short-term investments totaled $1.4 billion on the September 30, 2006 balance sheet.

At September 30, 2006, under the most restrictive covenants of certain financing agreements, Occidental’s capacity for additional unsecured borrowing was approximately $44.0 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $16.8 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

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

Environmental Expenditures

Occidental’s operations in the United States are subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Foreign operations also are subject to environmental-protection laws. The laws that require or address environmental remediation may apply to past waste disposal practices and releases. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at sites subject to the federal Comprehensive Environmental Response,

Compensation, and Liability Act (CERCLA), comparable state sites and other domestic and foreign remediation sites, including Occidental facilities and previously-owned sites.

The following table presents Occidental’s environmental remediation reserves at September 30, 2006, the current portion of which ($83 million) is included in accrued liabilities. The remaining amount of $315 million is included in other deferred credits and other liabilities. The reserves are grouped by three categories of environmental remediation sites ($ amounts in millions):

	# of Sites	Reserve Balance
CERCLA & Equivalent Sites	107	$224
Active Facilities	19	110
Closed or Sold Facilities	38	64
Total	164	$398

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

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at September 30, 2006 ($ amounts in millions):

Description	# of Sites	Reserve Balance
Minimal/No Exposure (a)	84	$4
Reserves between $1-10 MM	17	64
Reserves over $10 MM	6	156
Total	107	$224
(a)

Includes 28 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 5 sites where Occidental has denied liability without challenge, 40 sites where Occidental’s reserves are less than $50,000 each, and 11 sites where reserves are between $50,000 and $1 million each.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments, Contingencies and Related Matters

OPC and certain of its subsidiaries have been named in a substantial number of lawsuits, claims and other legal proceedings. These actions seek, among other things, compensation for alleged personal injury, breach of contract or property damage, punitive damages, civil penalties, or injunctive or declaratory relief. OPC and certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties. Occidental is usually one of many companies in these proceedings and has to date been successful in sharing costs with other financially sound companies. With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

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

Occidental has guarantees outstanding at September 30, 2006, which encompass performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that Occidental and/or its subsidiaries and affiliates will meet their various obligations (guarantees). At September 30, 2006, the notional amount of the guarantees that are subject to the reporting requirements of FIN 45 was approximately $335 million, which mostly consists of Occidental’s guarantees of equity investees’ debt and other commitments. This amount excludes approximately $100 million related to Occidental’s guarantee of its share of the ship or pay obligations entered into with respect to the OCP pipeline in Ecuador, as the total amount has been accrued on the consolidated balance sheet at September 30, 2006.

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

Accounting Changes

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Statement also requires an employer to measure the funded status of a plan at the date of the employer’s fiscal year-end. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations at the fiscal year-end date is effective for fiscal years ending after December 15, 2008. Occidental is currently assessing the effect of SFAS No. 158 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Occidental is currently assessing the effect of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP AUG AIR-1 is effective for the first fiscal year beginning after December 15, 2006. Occidental is currently assessing the effect of FSP AUG AIR-1 on its financial statements.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation provides accounting guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as additional disclosures related to these tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Occidental is currently assessing the effect of FIN No. 48 on its financial statements.

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

Item 3  Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2006, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in Occidental’s 2005 Annual Report on Form 10-K.

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

Item 2.  Share Repurchase Activities

Occidental’s share repurchase activities as of September 30, 2006, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)
First Quarter 2006	4,823,880		$45.89	4,410,800
Second Quarter 2006	15,252,546		$49.05	15,080,600
July 1 – 31, 2006	164,554		$51.89	—
August 1 – 31, 2006	1,993,534		$52.28	1,804,600
September 1 – 30, 2006	4,471,813		$45.92	4,314,200
Third Quarter 2006	6,629,901	(a)	$47.98	6,118,800
Total 2006	26,706,327		$48.22	25,610,200	14,389,800
(a)	Occidental purchased 164,554 shares, 188,934 shares and 157,613 shares in July, August and September, respectively from the trustee of its defined contribution savings plan.
(b)

In 2006, Occidental announced a common stock repurchase plan for an intermediate target total of approximately 60 million shares.In July 2006, the Board of Directors increased the number of shares authorized for the previously announced share repurchase program to 40 million shares. A cumulative total of 26,899,889 shares have been purchased since the beginning of December 2005.

Item 6.  Exhibits

4.1

Occidental Petroleum Corporation Amended and Restated Five-Year Credit Agreement, dated as of September 27, 2006, among Occidental; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-Arrangers and Joint Bookrunners; JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Syndication Agents, BNP Paribas, Bank of America, N.A., Barclays Bank PLC and The Royal Bank of Scotland plc, as Co-Documentation Agents, and The Bank of Nova Scotia, as Administrative Agent.

10.1

Amendment No. 2 to the Occidental Petroleum Corporation 2005 Deferred Stock Program (filed as Exhibit 10.1 to Occidental’s Current Report on Form 8-K dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.2

Global Restricted Stock Unit Amendment to the 2002 Terms and Conditions (filed as Exhibit 10.2 to Occidental’s Current Report on Form 8-K dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.3

Global Restricted Stock Unit Amendment to the 2003 Terms and Conditions (filed as Exhibit 10.3 to Occidental’s Current Report on Form 8-K dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.4

Global Restricted Stock Unit Amendment to the 2004 Terms and Conditions (filed as Exhibit 10.4 to Occidental’s Current Report on Form 8-K dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.5

Global Restricted Stock Unit Amendment to the 2005 Terms and Conditions (filed as Exhibit 10.5 to Occidental’s Current Report on Form 8-K dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.6

Global Restricted Stock Unit Amendment to the July 2004 Terms and Conditions (filed as Exhibit 10.6 to Occidental’s Current Report on Form 8-K dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.7

Global Restricted Stock Unit Amendment to the July 2005 Terms and Conditions (filed as Exhibit 10.7 to Occidental’s Current Report on Form 8-K dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.8	Global Performance-Based Stock Amendment (filed as Exhibit 10.8 to Occidental’s Current Report on Form 8-K dated October 12, 2006 (date of earliest event reported), File No. 1-9210).
10.9

Occidental Petroleum Corporation Deferred Compensation Plan 1 (filed as Exhibit 10.9 to Occidental’s Current Report on Form 8-K dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.10

Occidental Petroleum Corporation Deferred Compensation Plan 2 (filed as Exhibit 10.10 to Occidental’s Current Report on Form 8-K dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.11

Amendment No. 3 to the Occidental Petroleum Corporation 2005 Deferred Compensation Plan (filed as Exhibit 10.11 to Occidental’s Current Report on Form 8-K dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.12

Occidental Petroleum Corporation Modified Deferred Compensation Plan (filed as Exhibit 10.12 to Occidental’s Current Report on Form 8-K dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.13

Amendment No. 2 to the Occidental Petroleum Corporation Deferred Stock Program (filed as Exhibit 10.13 to Occidental’s Current Report on Form 8-K dated October 12, 2006 (date of earliest event reported), File No. 1-9210)

11	Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2006 and 2005.
12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2006 and 2005 and for each of the five years in the period ended December 31, 2005.

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

OCCIDENTAL PETROLEUM CORPORATION
DATE: November 3, 2006	/s/ Jim A. Leonard
Jim A. Leonard, Vice President and Controller (Principal Accounting and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBITS
4.1

Occidental Petroleum Corporation Amended and Restated Five-Year Credit Agreement, dated as of September 27, 2006, among Occidental; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-Arrangers and Joint Bookrunners; JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Syndication Agents, BNP Paribas, Bank of America, N.A., Barclays Bank PLC and The Royal Bank of Scotland plc, as Co-Documentation Agents, and The Bank of Nova Scotia, as Administrative Agent.

11	Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2006 and 2005.
12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2006 and 2005 and for each of the five years in the period ended December 31, 2005.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002