Form 10-Q
period 2007-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2007-05-03
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

☑ Large Accelerated Filer    ☐ Accelerated Filer    ☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).      ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common stock $.20 par value	833,813,940 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006
(Amounts in millions)

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,292	$1,339
Short-term investments	213	240
Receivables, net	3,771	3,324
Inventories	738	825
Prepaid expenses and other	286	257
Assets of discontinued operations	22	22
Total current assets	6,322	6,007
LONG-TERM RECEIVABLES, net	234	231
INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,383	1,344
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $12,350 at March 31, 2007 and $11,791 at December 31, 2006	24,409	24,300
OTHER ASSETS	535	549

	$32,883	$32,431

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006
(Amounts in millions)

	2007	2006
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt and capital lease liabilities	$449	$171
Accounts payable	2,740	2,263
Accrued liabilities	1,450	1,720
Domestic and foreign income taxes	487	396
Liabilities of discontinued operations	129	131
Total current liabilities	5,255	4,681
LONG-TERM DEBT, net of current maturities and unamortized premium	1,691	2,619
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	2,343	2,366
Long-term liabilities of discontinued operations	190	195
Other	2,826	2,966
	5,359	5,527
MINORITY INTEREST	361	352
STOCKHOLDERS’ EQUITY
Common stock, at par value	174	174
Treasury stock	(1,802)	(1,481)
Additional paid-in capital	6,948	6,905
Retained earnings	15,233	13,987
Accumulated other comprehensive loss	(336)	(333)
	20,217	19,252
	$32,883	$32,431

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Amounts in millions, except per-share amounts)

	2007	2006
REVENUES
Net sales	$4,108	$4,396
Interest, dividends and other income	184	54
Gains on disposition of assets, net	412	3
	4,704	4,453
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,078	1,935
Selling, general and administrative and other operating expenses	340	344
Environmental remediation	55	7
Exploration expense	102	71
Interest and debt expense, net	217	68
	2,792	2,425
Income before taxes and other items	1,912	2,028
Provision for domestic and foreign income and other taxes	703	907
Minority interest	7	37
Income from equity investments	(10)	(69)
Income from continuing operations	1,212	1,153
Discontinued operations, net	—	78
NET INCOME	$1,212	$1,231
BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.44	$1.36
Discontinued operations, net	—	0.09
Basic earnings per common share	$1.44	$1.45
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.43	$1.34
Discontinued operations, net	—	0.09
Diluted earnings per common share	$1.43	$1.43
DIVIDENDS PER COMMON SHARE	$0.22	$0.18
WEIGHTED AVERAGE BASIC SHARES	841.0	848.5
WEIGHTED AVERAGE DILUTED SHARES	846.5	860.9

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Amounts in millions)

	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,212	$1,231
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	—	(78)
Depreciation, depletion and amortization of assets	588	463
Deferred income tax (benefit) provision	(4)	40
Other non-cash charges to income	320	179
Gains on disposition of assets, net	(412)	(3)
Income from equity investments	(10)	(69)
Dry hole and impairment expense	43	29
Changes in operating assets and liabilities	(65)	148
Other operating, net	(41)	(76)
Operating cash flow from continuing operations	1,631	1,864
Operating cash flow from discontinued operations	(9)	157
Net cash provided by operating activities	1,622	2,021
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(784)	(596)
Purchase of businesses, net	—	(1,488)
Sales of businesses and disposal of property, plant, and equipment, net	1	5
Short term investments - purchases	(10)	(5)
Short term investments - sales	36	30
Sales of equity investments and available-for-sale investments	485	—
Equity investments and other investing, net	(87)	(56)
Investing cash flow from continuing operations	(359)	(2,110)
Investing cash flow from discontinued operations	(1)	(20)
Net cash used by investing activities	(360)	(2,130)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	34	70
Payments of long-term debt and capital lease liabilities	(851)	(45)
Proceeds from issuance of common stock	2	2
Purchases of treasury stock	(321)	(176)
Excess tax benefits related to share-based payments	9	7
Cash dividends paid	(187)	(147)
Stock options exercised	5	12
Other financing, net	—	1
Net cash used by financing activities	(1,309)	(276)
Decrease in cash and cash equivalents	(47)	(385)
Cash and cash equivalents—beginning of period	1,339	2,188
Cash and cash equivalents—end of period	$1,292	$1,803

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2007

1.	General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest (subsidiaries). Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2007, and the consolidated statements of income and cash flows for the three months then ended, as applicable. The income and cash flows for the periods ended March 31, 2007 and 2006, are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statement elements and notes for the prior year have been reclassified to conform to the 2007 presentation.

2.	Asset Acquisitions, Dispositions and Other Transactions

In January 2007, Occidental sold its 50-percent interest in the Russian Vanyoganneft joint venture to TNK-BP for approximately $485 million and recorded an after-tax gain of $412 million.

In January 2007, Occidental completed a cash tender offer for its 10.125-percent senior debentures due 2009, 9.25-percent senior debentures due 2019, 8.75-percent senior notes due 2023, 7.2-percent senior debentures due 2028 and 8.45-percent senior notes due 2029, resulting in the repurchase of a portion of these debt instruments totaling $659 million in principal amount. The repurchases were funded with Occidental’s cash on hand and resulted in a debt repurchase pre-tax interest expense of $172 million.

In May 2006, Ecuador terminated Occidental's contract for the operation of Block 15, comprising all of its oil producing operations in the country, and seized Occidental's Block 15 assets. As a result of the seizure, Occidental classified its Block 15 operations as discontinued operations. Net revenues and pre-tax income for discontinued operations related to Ecuador for the three months ended March 31, 2006 were $174 million and $65 million, respectively.

3.	Accounting Changes

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement provides companies an option to measure certain financial instruments at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Occidental is currently assessing the effect of SFAS No. 159 on its financial statements.

In March 2007, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” This EITF Issue provides guidance for split-dollar life insurance arrangements, and requires employers to recognize a liability for certain obligations under these arrangements. The recognition and disclosure provisions of EITF Issue No. 06-10 are effective for fiscal years ending after December 15, 2007. Occidental is currently assessing the effect of EITF Issue No. 06-10 on its financial statements.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which is effective for the first fiscal year beginning after December 15, 2006. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was used by certain operations of Occidental. When Occidental adopted FSP AUG AIR-1 on January 1, 2007, those operations changed to the deferral method of accounting for planned major maintenance activities. The adoption of FSP AUG AIR-1 was retrospectively applied to all periods presented and the impact to the income statement for the three months ended March 31, 2006 was immaterial. The following table shows the effects of adopting FSP AUG AIR-1 on the consolidated balance sheet at January 1, 2007 (in millions):

Debit/(Credit)
Prepaid expenses and other	$1
Property, plant and equipment, net	$(16)
Other assets	$91
Accrued liabilities	$43
Deferred and other domestic and foreign income taxes	$(40)
Minority interest	$(11)
Retained earnings	$(68)

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation specifies that benefits from tax positions should be recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. A tax position meeting the more-likely-than-not recognition threshold should be measured at the largest amount of benefit for which the likelihood of realization upon ultimate settlement exceeds 50 percent. Occidental adopted FIN No. 48 on January 1, 2007. See Note 10 for further information.

4.	Comprehensive Income

The following table presents Occidental’s comprehensive income items for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Net income	$1,212	$1,231
Other comprehensive income (loss) items
Foreign currency translation adjustments	3	3
Derivative mark-to-market adjustments	(61)	(47)
Unrealized gain on securities	55	—
Other comprehensive income (loss), net of tax	(3)	(44)
Comprehensive income	$1,209	$1,187

5.	Supplemental Cash Flow Information

During the three months ended March 31, 2007 and 2006, net cash payments for federal, foreign and state income taxes paid by continuing operations were approximately $131 million and $266 million, respectively. Interest paid (net of interest capitalized of $18 million and $10 million, respectively) totaled approximately $212 million and $58 million for the three months ended March 31, 2007 and 2006, respectively. The 2007 amount includes $167 million of interest paid for the repurchase of a portion of various debt issues totaling $659 million in principal amount in a cash tender offer.

6.	Inventories

A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

Balance at	March 31, 2007	December 31, 2006
Raw materials	$92	$70
Materials and supplies	332	304
Finished goods	388	525
	812	899
LIFO reserve	(74)	(74)
Total	$738	$825
7.	Asset Retirement Obligations

The following summarizes the activity of the asset retirement obligations, of which $369 million and $302 million are included in deferred credits and other liabilities-other at March 31, 2007 and 2006, respectively, and the remaining balance is included in accrued liabilities, for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Beginning balance	$376	$233
Liabilities incurred in the period	—	1
Liabilities settled in the period	(3)	(5)
Acquisition and other	2	77
Accretion expense	6	5
Ending balance	$381	$311
8.	Environmental Liabilities and Expenditures

Occidental’s operations are subject to stringent federal, state, local and foreign laws and regulations relating to improving or maintaining environmental quality. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases of substances to the environment. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other domestic and foreign remediation sites, including currently-owned facilities and previously-owned sites.

The following table presents Occidental’s environmental remediation reserves at March 31, 2007, the current portion of which ($79 million) is included in accrued liabilities. The remaining amount of $373 million is included in deferred credits and other liabilities-other. The reserves are grouped by three categories of environmental remediation sites ($ amounts in millions):

	Number of Sites	Reserve Balance
CERCLA & equivalent sites	101	$219
Active facilities	21	158
Closed or sold facilities	40	75
Total	162	$452

In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental believes it is reasonably possible that it will continue to incur additional liabilities beyond those recorded for environmental remediation at these sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $405 million beyond the amount accrued.

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at March 31, 2007:

Description	Number of Sites	Reserve Balance (in millions)
Minimal/No Exposure (a)	81	$6
Reserves between $1-10 million	14	53
Reserves over $10 million	6	160
Total	101	$219
(a)

Includes 31 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 4 sites where Occidental has denied liability without challenge, 34 sites where Occidental’s reserves are less than $50,000 each, and 12 sites where reserves are between $50,000 and $1 million each.

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

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees). At March 31, 2007, the notional amount of the guarantees that are subject to the reporting requirements of FIN No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others–an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was approximately $225 million, which consists of Occidental’s guarantees of equity investees’ debt, primarily from the Dolphin Project equity investment, and other commitments.

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

In February 2007, Occidental resolved certain legal disputes that resulted in an after-tax gain of $109 million.

10.	Income Taxes

Occidental adopted the provisions of FIN No. 48 on January 1, 2007. The following table shows the effect of adopting FIN No. 48 on the consolidated balance sheet at January 1, 2007 (in millions):

Debit/(Credit)
Domestic and foreign income taxes – Current	$140
Deferred and other domestic and foreign income taxes	$(8)
Deferred credits and other liabilities – Other	$100
Minority interest	$(13)
Retained earnings	$(219)

After the January 1, 2007 adoption, Occidental had liabilities for uncertain tax benefits of approximately $77 million included in deferred credits and other liabilities – other, which included approximately $61 million that, if the tax benefit were recognized, would affect Occidental’s then effective tax rate. At March 31, 2007, Occidental had liabilities for uncertain tax benefits of approximately $94 million.

Occidental continues to recognize interest and penalties related to liabilities for uncertain tax benefits in the provisions for domestic and foreign income and other taxes on the consolidated condensed statements of income. The net interest and penalties incurred were immaterial for the three months ended March 31, 2007 and 2006. Occidental’s accrued interest and penalties were $9 million and $15 million at March 31, 2007 and December 31, 2006, respectively.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 2001 are generally closed for U.S. federal and state corporate income tax purposes. Taxable years 2001 through the current year are in various stages of audit by the U.S. Internal Revenue Service. Foreign government tax authorities are in various stages of auditing Occidental, and taxable years from 2002 through 2006 remain subject to examination. Disputes may arise during the course of such audits as to facts and matters of law.

It is reasonably possible that Occidental’s existing liabilities for uncertain tax benefits may increase or decrease within the next twelve months primarily due to the progression of audits in process or the expiration of statutes of limitation. Occidental cannot reasonably estimate a range of potential changes in such benefits due to the unresolved nature of the various audits.

11.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three months ended March 31, 2007 and 2006 (in millions):

	2007		2006
Net Periodic Benefit Cost	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$3	$3	$3	$2
Interest cost	7	9	7	9
Expected return on plan assets	(8)	—	(8)	—
Recognized actuarial loss	—	3	—	4
Total	$2	$15	$2	$15

Occidental contributed $1 million to its defined benefit pension plans for the quarter ended March 31, 2007 and expects to contribute an additional $2 million in the remainder of 2007. Occidental contributed $1 million to its defined benefit pension plans for the quarter ended March 31, 2006.

12.	Investments in Unconsolidated Entities

In February 2007, Occidental exercised all its outstanding warrants and received approximately 700,000 additional shares of Lyondell Chemical Company common stock in lieu of cash settlement, which increased the number of shares owned by Occidental to approximately 21 million shares.

13.	Industry Segments

The following table presents Occidental’s interim industry segment and corporate disclosures (in millions):

	Oil and Gas		Chemical	Corporate and Other		Total
Three months ended March 31, 2007
Net sales	$3,009		$1,060	$39		$4,108
Pretax operating profit (loss)	$2,070	(c)	$137	$(292	)(a)(d)	$1,915
Income taxes	-		-	(703	)(b)	(703)
Net income (loss)	$2,070		$137	$(995)		$1,212
Three months ended March 31, 2006
Net sales	$3,125		$1,241	$30		$4,396
Pretax operating profit (loss)	$1,910		$250	$(100	)(a)	$2,060
Income taxes	-		-	(907	)(b)	(907)
Discontinued operations, net	-		-	78	(e)	78
Net income (loss)	$1,910		$250	$(929)		$1,231
(a)	Includes net interest expense, administration expense, environmental remediation and other pre-tax items.
(b)	Includes all foreign and domestic income taxes.
(c)

Includes an after-tax gain of $412 million from the sale of Occidental’s 50-percent interest in the Russian Vanyoganneft joint venture and a $109 million after-tax gain from certain litigation settlements.

(d)

Includes a $172 million pre-tax charge for the partial repurchase of various debt issues totaling $659 million in principal amount in a cash tender offer and a $47 million pre-tax provision for a plant closure related to environmental remediation.

(e)

The 2006 discontinued operations amount includes the after-tax results of the operations of the Vintage properties that are held for sale and the Ecuador Block 15 operations for the first three months of 2006.

14.	Subsequent Events

On April 23, 2007, Occidental announced that it will purchase BP, plc’s (BP) west Texas pipeline system for cash. BP will acquire for cash Occidental’s oil and gas interests in Pakistan, which are currently operated by BP. These comparable value transactions are expected to close in the third quarter of 2007, subject to governmental approvals. At year-end 2006, Occidental’s net proved Pakistan reserves were approximately 3 million barrels of oil (unaudited) and 68 Bcf of natural gas (unaudited). Occidental’s current average daily production from Pakistan is approximately 3,800 barrels of oil per day and 73 million cubic feet of natural gas per day. Occidental will record a gain on the sale of its Pakistan assets when the transaction is complete.

On May 1, 2007, Occidental announced it will exchange assets with BP. Occidental will receive certain BP oil and gas interests in the Permian Basin in exchange for Occidental’s oil and gas interest in Horn Mountain, which is currently operated by BP. These transactions are expected to close in the third quarter of 2007, subject to government approvals. At year-end 2006, Occidental’s net proved Horn Mountain reserves were approximately 21 million barrels of oil equivalent (BOE) (unaudited) and production was approximately 8,000 BOE per day. Occidental will make a net cash payment of approximately $100 million to BP, subject to adjustments, and record a gain on the disposition of its assets in this transaction.

On May 1, 2007, Occidental redeemed all $276 million of the outstanding principal amount of its 8.25-percent Vintage Petroleum, LLC senior notes due 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income for the first three months of 2007 of $1.21 billion, on net sales of $4.1 billion, compared with net income of $1.23 billion, on net sales of $4.4 billion for the same period of 2006. Diluted earnings per common share were $1.43 for the first three months of 2007 and 2006.

Net income for the first three months of 2007 included an after-tax gain of $412 million from the sale of Occidental’s 50-percent interest in the Russian Vanyoganneft joint venture, a $109 million after-tax gain from certain litigation settlements, a $172 million pre-tax interest charge for the partial repurchase of various debt issues totaling $659 million in principal amount in a cash tender offer and a $47 million pre-tax provision for a plant closure related to environmental remediation. The decrease in net income for the first three months of 2007, compared to the same period in 2006, reflected lower crude oil and natural gas prices, increased DD&A rates, higher oil and gas production costs and lower chemical prices and margins, partially offset by higher crude oil production and lower chemical feedstock costs.

Selected Income Statement Items

The decrease in net sales of $288 million for the three months ended March 31, 2007, compared with the same period in 2006, reflected lower crude oil, natural gas and chemical prices, partially offset by higher crude oil production. The increase in interest, dividends and other income of $130 million for the three months ended March 31, 2007, compared with the same period in 2006, reflected a $109 million after-tax gain from certain litigation settlements. The increase in gains on disposition of assets of $409 million for the three months ended March 31, 2007, compared with the same period in 2006, reflected an after-tax gain of $412 million from the sale of Occidental’s 50-percent interest in the Russian Vanyoganneft joint venture.

The increase in cost of sales of $143 million for the three months ended March 31, 2007, compared with the same period in 2006, reflected higher DD&A expense, higher oil and gas production costs and higher maintenance and utilities costs. Plant closure pre-tax charges of $47 million are included in environmental remediation expenses for the three months ended March 31, 2007. The increase in exploration expense of $31 million for the three months ended March 31, 2007, compared to the same period in 2006, was due to increases in the Colombia and Middle East/North Africa exploration programs. Interest and debt expense for the three months ended March 31, 2007 included a $172 million pre-tax charge for the partial repurchase of various debt issues totaling $659 million in principal amount in a cash tender offer.

Selected Analysis of Financial Position

The increase in receivables, net of $447 million at March 31, 2007, compared with December 31, 2006, was due to higher crude oil production volumes and higher sales volumes in the marketing and trading operations partially offset by decreases in derivative mark-to-market adjustments. The decrease in inventories of $87 million at March 31, 2007, compared with December 31, 2006, was due to lower gas storage inventories in the marketing and trading operations at the end of the first quarter of 2007. The increase in investments in unconsolidated entities of $39 million at March 31, 2007, compared to December 31, 2006, was due to the mark-to-market adjustments on the available-for-sale Lyondell investment, partially offset by the sale of the 50-percent interest in the Russian Vanyoganneft joint venture.

The increase of $278 million in current maturities of long-term debt and capital lease liabilities at March 31, 2007, compared to December 31, 2006, was due to the 8.25% Vintage Petroleum, LLC (Vintage) notes, which were reclassified from long-term to current because they were redeemed in May 2007. The increase of $477 million in accounts payable at March 31, 2007, compared to December 31, 2006, was mainly due to higher volumes in the marketing and trading operations. The decrease in accrued liabilities of $270 million at March 31, 2007, compared to December 31, 2006, was due to the first quarter 2007 payments for incentive compensation, accrued interest and ad valorem taxes and lower mark-to-market adjustments on derivative instruments. The increase in domestic and foreign income taxes payable-current of $91 million at March 31, 2007, compared to December 31, 2006, was due to the first payment for estimated federal and state 2007 income taxes which were not made until due in April 2007. The decrease in long-term debt of $928 million at March 31, 2007, compared to December 31, 2006, was due to the January 2007 debt repurchases under the cash tender offer and the reclassification of the Vintage notes from long-term to current. The decrease in deferred credits and other liabilities – other of $140 million at March 31, 2007, compared to December 31, 2006, was due to the reversal of liabilities for uncertain tax benefits as a result of the FIN No. 48 adoption. The increase in the contra-equity treasury stock account of $321 million at March 31, 2007, compared with December 31, 2006, was due to the repurchase of approximately 7 million shares of stock in the first quarter of 2007.

Segment Operations

The following table sets forth the sales and earnings of each industry segment and unallocated corporate items for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Net Sales
Oil and gas	$3,009	$3,125
Chemical	1,060	1,241
Other	39	30
Net Sales	$4,108	$4,396
Segment Earnings
Oil and gas	$2,070	$1,910
Chemical	137	250
	2,207	2,160
Unallocated Corporate Items
Interest expense, net (a)	(181)	(29)
Income taxes	(703)	(907)
Other	(111)	(71)
Income from Continuing Operations	1,212	1,153
Discontinued operations, net of tax (b)	—	78
Net Income	$1,212	$1,231
(a)	The first quarter of 2007 includes a pre-tax interest charge of $172 million for the repurchase of a portion of various debt issues totaling $659 million in principal amount in a cash tender offer.
(b)

The 2006 discontinued operations amount includes the after-tax results of the operations of the Vintage properties that are held for sale and the Ecuador Block 15 operations for the first three months of 2006.

Significant Items Affecting Earnings

The following table sets forth the effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Oil and Gas
Russia — Vanyoganneft sale*	$412	$—
Legal settlements *	109	—
Total Oil and Gas	$521	$—
Chemical
No Significant Items Affecting Earnings	$—	$—
Total Chemical	$—	$—
Corporate and Other
Debt purchase expense	$(172)	$—
Facility closure	(47)	—
Tax effect of pre-tax adjustments	79	—
Discontinued operations, net	—	78
Total Corporate and other	$(140)	$78

Total	$381	$78

* Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Oil & Gas earnings (a)	$2,070	$1,910
Chemical earnings	137	250
Unallocated corporate & other items	(292)	(100)
Pre-tax income	1,915	2,060
Income tax expense
Federal and state	281	461
Foreign (a)	422	446
Total	703	907
Income from continuing operations	$1,212	$1,153
Worldwide effective tax rate	37%	44%
(a)

Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas pre-tax income includes revenue amounts by period (in millions): first quarter 2007–$288, and first quarter 2006–$290.

Oil and Gas Segment

	Three Months Ended March 31
Summary of Operating Statistics	2007	2006
Net Production per Day:
Crude Oil and Natural Gas Liquids (MBL)
United States	264	266
Latin America	75	63
Middle East/North Africa	126	115
Other Eastern Hemisphere	4	4
Natural Gas (MMCF)
United States	585	582
Latin America	35	26
Middle East	26	25
Other Eastern Hemisphere	73	75
Barrels of Oil Equivalent (MBOE) per day (a)
Consolidated subsidiaries	589	566
Other interests	(2)	(3)
Worldwide production (b)	587	563
Average Sales Price:
Crude Oil ($/BBL)
United States	$52.17	$55.25
Latin America	$45.71	$51.82
Middle East/North Africa	$55.31	$57.94
Other Eastern Hemisphere	$49.67	$50.63
Total consolidated subsidiaries	$51.79	$55.35
Other interests	$55.12	$61.14
Total Worldwide (b)	$51.78	$55.38
Natural Gas ($/MCF)
United States	$6.38	$8.36
Latin America	$1.94	$1.76
Middle East	$0.97	$0.97
Other Eastern Hemisphere	$2.95	$2.85
Total Worldwide	$5.59	$7.20
(a)	Natural gas volumes have been converted to equivalent BOE based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as a "Mcf") of gas to one barrel of oil.
(b)	Occidental sold its interest in the Russian Vanyoganneft joint venture in January 2007. Vanyoganneft production has been excluded from both periods for comparability.

Oil and gas segment earnings for the three months ended March 31, 2007 were $2.1 billion compared with $1.9 billion of segment earnings for the same period in 2006. The increase in oil and gas segment earnings for the three months ended March 31, 2007, compared to the same period in 2006, reflected higher crude oil production, an after-tax gain of $412 million from the sale of the Russian Vanyoganneft joint venture and an after-tax gain of $109 million from certain litigation settlements, which was partially offset by lower crude oil and natural gas prices, increased DD&A rates and higher operating expenses.

The average West Texas Intermediate (WTI) price in the first quarter of 2007 was $58.24 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $7.17 per million BTUs, compared to $63.48 per barrel and $11.42 per million BTUs, respectively, for the first quarter of 2006. Occidental’s realized oil price for the first quarter of 2007 was $51.78 per barrel compared to $55.38 per barrel for the first quarter of 2006. Occidental’s realized price differential to WTI improved in the first quarter of 2007 with realized prices increasing to 89-percent of WTI as compared to 87-percent of WTI in the first quarter of 2006. A change of 50 cents per million BTUs in NYMEX gas prices impacts quarterly oil and gas segment earnings by approximately $24 million, while a $1.00 per-barrel change in oil prices has a quarterly pre-tax impact of approximately $40 million.

The increase in production for the first quarter of 2007, compared to the first quarter of 2006, was due to the Vintage and Plains acquisitions and higher Middle East/North Africa production, partially offset by an incident at Elk Hills related to natural gas gathering lines which temporarily reduced production by an estimated 14,000 barrels of oil equivalent (BOE) per day for the first quarter.

Average production costs for the first three months of 2007 were $11.71 per BOE compared to the average annual 2006 production cost of $11.23 per BOE.

Chemical Segment

Chemical segment earnings for the first three months of 2007 were $137 million, compared with $250 million of segment earnings for the same period of 2006. The decrease in earnings for the first quarter of 2007, compared with the first quarter of 2006, was due to lower margins on caustic soda and polyvinyl chloride, resulting primarily from lower sales prices, partially offset by lower energy and feedstock costs.

Corporate and Other

In February 2007, Occidental exercised all its outstanding warrants and received approximately 700,000 additional shares of Lyondell Chemical Company common stock in lieu of cash settlement, which increased the number of shares owned by Occidental to approximately 21 million shares.

Liquidity and Capital Resources

Occidental’s net cash provided by operating activities was $1.6 billion for the first three months of 2007, compared with $2.0 billion for the same period of 2006. The decrease in operating cash flow in 2007, compared to 2006, resulted from several factors. The most important drivers were lower oil and natural gas prices and, to a much lesser extent, lower chemical margins. In the first three months of 2007, compared to the same period in 2006, Occidental's realized oil price was lower by 7 percent and Occidental’s realized natural gas price decreased 24 percent in the U.S., where over 81 percent of Occidental’s natural gas was produced. Chemical margin decreases had a less significant effect on cash flow because chemical segment earnings and cash flow are significantly smaller than those for the oil and gas segment.

Increases in crude oil production partially offset oil and gas sales price decreases, but the production increase had a smaller effect on cash flow than the realized price decreases.

Occidental’s net cash used by investing activities was $360 million for the first three months of 2007, compared with $2.1 billion for the same period of 2006. The 2007 amount includes the cash proceeds of $485 million received from the sale of Occidental’s 50-percent interest in the Russian Vanyoganneft joint venture. The 2006 amount includes $1.3 billion in cash consideration paid as part of the Vintage acquisition. Capital expenditures for the first three months of 2007 were $784 million, including $751 million for oil and gas. Capital expenditures for the first three months of 2006 were $596 million, including $559 million for oil and gas.

Occidental’s net cash used by financing activities was $1.3 billion in the first three months of 2007, compared with $276 million for the same period of 2006. The 2007 amount includes net debt payments of $817 million which included the repurchase of various debt issues under a cash tender offer. The 2007 amount also includes $321 million of cash paid for repurchases of 7.0 million shares of Occidental’s common stock at an average price of $45.89 per share. The weighted average basic shares outstanding for the three months of 2007 totaled 841 million and the weighted average diluted shares outstanding totaled 846.5 million. At March 31, 2007, there were 838.1 million basic shares outstanding and the diluted shares were 843.6 million. The share repurchases will continue to be funded solely from available cash from operations. The 2006 amount includes $176 million of cash paid for repurchases of Occidental’s common stock.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at March 31, 2007, and cash and cash equivalents and short-term investments totaled $1.5 billion on the March 31, 2007 balance sheet.

At March 31, 2007, under the most restrictive covenants of certain financing agreements, Occidental’s capacity for additional unsecured borrowing was approximately $48.0 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $18.2 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

Occidental currently expects to spend approximately $3.3 to $3.4 billion on its 2007 capital spending program. Although its income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash on hand, short-term investments and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements, dividend payments and potential acquisitions.

Environmental Liabilities and Expenditures

Occidental’s operations are subject to stringent federal, state, local and foreign laws and regulations relating to improving or maintaining environmental quality. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases of substances to the environment. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries are currently participating in environmental assessments and cleanups under these laws at federal Superfund sites, comparable state sites and other domestic and foreign remediation sites, including currently-owned facilities and previously-owned sites.

The following table presents Occidental’s environmental remediation reserves at March 31, 2007, the current portion of which ($79 million) is included in accrued liabilities. The remaining amount of $373 million is included in deferred credits and other liabilities-other. The reserves are grouped by three categories of environmental remediation sites ($ amounts in millions):

	Number of Sites	Reserve Balance
CERCLA & equivalent sites	101	$219
Active facilities	21	158
Closed or sold facilities	40	75
Total	162	$452

In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental believes it is reasonably possible that it will continue to incur additional liabilities beyond those recorded for environmental remediation at these sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $405 million beyond the amount accrued.

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at March 31, 2007:

Description	Number of Sites	Reserve Balance (in millions)
Minimal/No Exposure (a)	81	$6
Reserves between $1-10 million	14	53
Reserves over $10 million	6	160
Total	101	$219
(a)

Includes 31 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 4 sites where Occidental has denied liability without challenge, 34 sites where Occidental’s reserves are less than $50,000 each, and 12 sites where reserves are between $50,000 and $1 million each.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Form 10-K for additional information regarding Occidental’s environmental expenditures.

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

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees). At March 31, 2007, the notional amount of the guarantees that are subject to the reporting requirements of FIN No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others–an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was approximately $225 million, which mostly consists of Occidental’s guarantees of equity investees’ debt, primarily from the Dolphin Project equity investment, and other commitments.

It is impossible at this time to determine the ultimate liabilities that OPC and its subsidiaries may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters, or the timing of these liabilities. If these matters were to be ultimately resolved unfavorably at amounts substantially exceeding Occidental’s reserves, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon Occidental’s consolidated financial position or results of operations. However, after taking into account reserves, management does not expect the ultimate resolution of any of these matters to have a material adverse effect upon Occidental’s consolidated financial position or results of operations.

Accounting Changes

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement provides companies an option to measure certain financial instruments at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Occidental is currently assessing the effect of SFAS No. 159 on its financial statements.

In March 2007, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” This EITF Issue provides guidance for split-dollar life insurance arrangements, and requires employers to recognize a liability for certain obligations under these arrangements. The recognition and disclosure provisions of EITF Issue No. 06-10 are effective for fiscal years ending after December 15, 2007. Occidental is currently assessing the effect of EITF Issue No. 06-10 on its financial statements.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which is effective for the first fiscal year beginning after December 15, 2006. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was used by certain operations of Occidental. When Occidental adopted FSP AUG AIR-1 on January 1, 2007, those operations changed to the deferral method of accounting for planned major maintenance activities. The adoption of FSP AUG AIR-1 was retrospectively applied to all periods presented and the impact to the income statement for the three months ended March 31, 2006 was immaterial. The following table shows the effects of adopting FSP AUG AIR-1 on the consolidated balance sheet at January 1, 2007 (in millions):

Debit/(Credit)
Prepaid expenses and other	$1
Property, plant and equipment, net	$(16)
Other assets	$91
Accrued liabilities	$43
Deferred and other domestic and foreign income taxes	$(40)
Minority interest	$(11)
Retained earnings	$(68)

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation specifies that benefits from tax positions should be recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. A tax position meeting the more-likely-than-not recognition threshold should be measured at the largest amount of benefit for which the likelihood of realization upon ultimate settlement exceeds 50 percent. Occidental adopted FIN No. 48 on January 1, 2007. The following table shows the effect of adopting FIN No. 48 on the consolidated balance sheet at January 1, 2007 (in millions):

Debit/(Credit)
Domestic and foreign income taxes – Current	$140
Deferred and other domestic and foreign income taxes	$(8)
Deferred credits and other liabilities – Other	$100
Minority interest	$(13)
Retained earnings	$(219)

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: exploration risks such as drilling unsuccessful wells; global commodity pricing fluctuations; higher-than-expected costs; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental’s production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental’s products; any general economic recession or slowdown domestically or internationally; regulatory uncertainties; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency-improvement project, acquisition or disposition. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Occidental’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of Occidental’s 2006 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2007, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in Occidental’s 2006 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Occidental's Chief Executive Officer and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, Occidental's Chief Executive Officer and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2007.

There has been no change in Occidental's internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

This item incorporates by reference the information regarding lawsuits, claims, commitments, contingencies and related matters in Note 9 to the consolidated condensed financial statements in Part I of this Form 10-Q.

In February 2007, an OPC subsidiary concluded a settlement with the Texas Commission on Environmental Quality (TCEQ) by paying $121,880 to resolve alleged environmental violations of emissions limits and operating, reporting and recordkeeping requirements relating to a natural gas processing plant in west Texas acquired by the subsidiary in 2005.

Item 2.  Share Repurchase Activities

Occidental’s share repurchase activities as of March 31, 2007, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

January 1 – 31, 2007	2,287,237	(b)	$44.85	2,287,000
February 1 – 28, 2007	2,662,203	(b)	$46.85	2,661,125
March 1 – 31, 2007	2,041,831		$45.81	2,041,831
First Quarter 2007	6,991,271		$45.89	6,989,956	18,686,244	(a)
(a)	In February 2007, Occidental increased the number of shares authorized for its share repurchase program previously announced in 2005, from 40 million to 55 million.
(b)	Amount includes employee stock for stock exercises of 237 in January 2007 and 1,078 in February 2007.

Item 6.  Exhibits

11	Statement regarding the computation of earnings per share for the three months ended March 31, 2007 and 2006.
12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2007 and 2006 and for each of the five years in the period ended December 31, 2006.

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

OCCIDENTAL PETROLEUM CORPORATION
DATE: May 3, 2007	/s/ Jim A. Leonard
Jim A. Leonard, Vice President and Controller (Principal Accounting and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBITS
11	Statement regarding the computation of earnings per share for the three months ended March 31, 2007 and 2006.
12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2007 and 2006 and for each of the five years in the period ended December 31, 2006.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002