Form 10-Q
period 2007-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2007-08-01
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                       ☐ Yes    ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common stock $.20 par value	830,744,346 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONTENTS

			PAGE
Part I	Financial Information
	Item 1.	Financial Statements (unaudited)
		Consolidated Condensed Balance Sheets —
		June 30, 2007 and December 31, 2006	2
		Consolidated Condensed Statements of Income —
		Three and six months ended June 30, 2007 and 2006	4
		Consolidated Condensed Statements of Cash Flows —
		Six months ended June 30, 2007 and 2006	5
		Notes to Consolidated Condensed Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
	Item 4.	Controls and Procedures	24
Part II	Other Information
	Item 1.	Legal Proceedings	25
	Item 2.	Share Repurchase Activities	25
	Item 4.	Submission of Matters to a Vote of Security Holders	26
	Item 6.	Exhibits	27

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

(Amounts in millions)

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,505	$1,339
Short-term investments	―	240
Receivables, net	3,942	3,324
Inventories	871	825
Prepaid expenses and other	500	257
Assets of discontinued operations	22	184
Total current assets	6,840	6,169
LONG-TERM RECEIVABLES, net	221	231
INVESTMENTS IN UNCONSOLIDATED ENTITIES	850	1,344
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation, depletion and amortization of $12,242 at
June 30, 2007 and $11,342 at December 31, 2006	25,081	24,138
OTHER ASSETS	680	549

	$33,672	$32,431

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

(Amounts in millions)

	2007	2006
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt and capital lease liabilities	$163	$171
Accounts payable	2,837	2,263
Accrued liabilities	1,496	1,720
Domestic and foreign income taxes	525	396
Liabilities of discontinued operations	128	145
Total current liabilities	5,149	4,695
LONG-TERM DEBT, net of current maturities and unamortized
discount/premium	1,717	2,619
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	2,253	2,366
Long-term liabilities of discontinued operations	187	195
Other	2,877	2,952
	5,317	5,513
MINORITY INTEREST	378	352
STOCKHOLDERS’ EQUITY
Common stock, at par value	175	174
Treasury stock	(2,038)	(1,481)
Additional paid-in capital	7,002	6,905
Retained earnings	16,459	13,987
Accumulated other comprehensive loss	(487)	(333)
	21,111	19,252
	$33,672	$32,431

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Amounts in millions, except per-share amounts)

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
REVENUES
Net sales	$4,411	$4,470	$8,426	$8,735
Interest, dividends and other income	57	74	241	128
Gains on disposition of assets, net	308	16	720	19
	4,776	4,560	9,387	8,882
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,205	2,102	4,256	4,010
Selling, general and administrative
and other operating expenses	388	343	724	682
Environmental remediation	6	9	61	16
Exploration expense	93	50	195	121
Interest and debt expense, net	32	72	249	140
	2,724	2,576	5,485	4,969
Income before taxes and other items	2,052	1,984	3,902	3,913
Provision for domestic and foreign
income and other taxes	904	851	1,588	1,725
Minority interest	21	34	28	71
Income from equity investments	(18)	(43)	(28)	(112)
Income from continuing operations	1,145	1,142	2,314	2,229
Discontinued operations, net	267	(282)	310	(138)
NET INCOME	$1,412	$860	$2,624	$2,091
BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.36	$1.33	$2.76	$2.61
Discontinued operations, net	0.32	(0.33)	0.37	(0.16)
Basic earnings per common share	$1.68	$1.00	$3.13	$2.45
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.36	$1.32	$2.74	$2.58
Discontinued operations, net	0.32	(0.33)	0.37	(0.16)
Diluted earnings per common share	$1.68	$0.99	$3.11	$2.42
DIVIDENDS PER COMMON SHARE	$0.22	$0.18	$0.44	$0.36
WEIGHTED AVERAGE BASIC SHARES	837.7	860.2	839.3	854.5
WEIGHTED AVERAGE DILUTED SHARES	841.8	867.7	843.2	864.3

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Amounts in millions)

	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,624	$2,091
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(310)	138
Depreciation, depletion and amortization of assets	1,138	930
Deferred income tax benefit	(57)	(68)
Other non-cash charges to income	482	301
Gains on disposition of assets, net	(720)	(19)
Income from equity investments	(28)	(112)
Dry hole and impairment expense	90	40
Changes in operating assets and liabilities	(348)	(438)
Other operating, net	(64)	(103)
Operating cash flow from continuing operations	2,807	2,760
Operating cash flow from discontinued operations	141	340
Net cash provided by operating activities	2,948	3,100
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,630)	(1,230)
Purchase of businesses and assets, net	(513)	(1,511)
Sales of businesses and disposal of property, plant, and equipment, net	63	674
Short term investments - purchases	(10)	(90)
Short term investments - sales	250	115
Sales of equity investments and available-for-sale investments	1,083	―
Equity investments and other investing, net	(67)	(74)
Investing cash flow from continuing operations	(824)	(2,116)
Investing cash flow from discontinued operations	(9)	(45)
Net cash used by investing activities	(833)	(2,161)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	66	118
Payments of long-term debt and capital lease liabilities	(1,138)	(736)
Proceeds from issuance of common stock	4	3
Purchases of treasury stock	(552)	(970)
Excess tax benefits related to share-based payments	24	92
Cash dividends paid	(371)	(303)
Stock options exercised	18	24
Other financing, net	―	1
Net cash used by financing activities	(1,949)	(1,771)
Increase (decrease) in cash and cash equivalents	166	(832)
Cash and cash equivalents—beginning of period	1,339	2,188
Cash and cash equivalents—end of period	$1,505	$1,356

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2007

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

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2007, and the consolidated statements of income and cash flows for the three and six months then ended, as applicable. The income and cash flows for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statement elements and notes for the prior year have been reclassified to conform to the 2007 presentation.

2.	Asset Acquisitions, Dispositions and Other Transactions

In June 2007, Occidental completed an exchange of assets with BP p.l.c. (BP). Occidental received certain BP oil and gas interests in the Permian Basin and a gas processing plant in Texas at their fair values. In exchange, BP received Occidental’s oil and gas interests in Horn Mountain, which are operated by BP, and a net cash payment of approximately $75 million. Occidental recorded an after-tax gain of approximately $107 million on the swap of Horn Mountain since the transaction was recorded at fair value. As a result of this transaction, the Horn Mountain operations were classified as discontinued operations for all periods presented. Net revenues and pre-tax income for discontinued operations related to Horn Mountain were $53 million and $45 million, respectively, for the three months ended June 30, 2007, and $104 million and $87 million, respectively, for the six months ended June 30, 2007. Net revenues and pre-tax income for discontinued operations related to Horn Mountain were $76 million and $67 million, respectively, for the three months ended June 30, 2006, and $162 million and $143 million, respectively, for the six months ended June 30, 2006.

In June 2007, Occidental purchased for cash BP’s West Texas Pipeline System. In a separate transaction, Occidental sold its oil and gas interests in Pakistan to BP, which currently operates these interests. Occidental recorded an after-tax gain of approximately $116 million on the sale. As a result of this transaction, the Pakistan operations were classified as discontinued operations for all periods presented. Net revenues and pre-tax income for discontinued operations related to Pakistan were $44 million and $21 million, respectively, for the three months ended June 30, 2007, and $86 million and $41 million, respectively, for the six months ended June 30, 2007. Net revenues and pre-tax income for discontinued operations related to Pakistan were $53 million and $29 million, respectively, for the three months ended June 30, 2006 and $98 million and $52 million, respectively, for the six months ended June 30, 2006.

In May 2007, Occidental redeemed all $276 million of the outstanding principal amount of its 8.25-percent Vintage Petroleum, LLC (Vintage) senior notes due 2012. The repurchases were funded with Occidental’s cash on hand and resulted in a debt repurchase pre-tax interest expense of $11 million.

In January 2007, Occidental sold its interest in the Russian Vanyoganneft joint venture to TNK-BP for approximately $485 million and recorded an after-tax gain of $412 million.

In January 2007, Occidental completed cash tender offers for its 10.125-percent senior debentures due 2009, 9.25-percent senior debentures due 2019, 8.75-percent senior notes due 2023, 7.2-percent senior debentures due 2028 and 8.45-percent senior notes due 2029, resulting in the repurchase of a portion of these debt instruments totaling $659 million in principal amount. The repurchases were funded with Occidental’s cash on hand and resulted in a debt repurchase pre-tax interest expense of $172 million.

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

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which is effective for the first fiscal year beginning after December 15, 2006. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was used by certain operations of Occidental. When Occidental adopted FSP AUG AIR-1 on January 1, 2007, those operations changed to the deferral method of accounting for planned major maintenance activities. The adoption of FSP AUG AIR-1 was retrospectively applied to all periods presented and the impact to the income statements for the three and six months ended June 30, 2006 was immaterial.

The following table shows the effects of adopting FSP AUG AIR-1 on the consolidated balance sheet at January 1, 2007 (in millions):

Debit/(Credit)
Prepaid expenses and other	$1
Property, plant and equipment, net	$(16)
Other assets	$91
Accrued liabilities	$43
Deferred and other domestic and foreign income taxes	$(40)
Minority interest	$(11)
Retained earnings	$(68)

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation specifies that benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. A tax position meeting the more-likely-than-not recognition threshold should be measured at the largest amount of benefit for which the likelihood of realization upon ultimate settlement exceeds 50 percent. Occidental adopted FIN No. 48 on January 1, 2007. See Note 10 for further information.

4.	Comprehensive Income

The following table presents Occidental’s comprehensive income items for the three and six months ended June 30, 2007 and 2006 (in millions):

	Periods Ended June 30
	Three months		Six months
	2007	2006	2007	2006
Net income	$1,412	$860	$2,624	$2,091
Other comprehensive income items
Foreign currency translation adjustments	4	2	7	5
Derivative mark-to-market adjustments	(6)	(51)	(67)	(98)
Pension and post-retirement adjustments	4	(3)	4	(3)
Reclassification of realized gains (a)	(191)	―	(191)	―
Unrealized gain on securities	38	125	93	125
Other comprehensive income (loss), net of tax	(151)	73	(154)	29
Comprehensive income	$1,261	$933	$2,470	$2,120
(a)	Amounts include the recognition of the after-tax gain on the sale of approximately 18.6 million shares of Lyondell Chemical Company (Lyondell) stock in the second quarter of 2007.
5.	Supplemental Cash Flow Information

During the six months ended June 30, 2007 and 2006, net cash payments for federal, foreign and state income taxes paid by continuing operations were approximately $847 million and $1.3 billion, respectively. Interest paid (net of interest capitalized of $38 million and $23 million, respectively) totaled approximately $222 million and $126 million for the six months ended June 30, 2007 and 2006, respectively. The 2007 amount includes $167 million and $11 million of interest paid for the repurchase of a portion of various debt issues totaling $659 million in principal amount in cash tender offers and the redemption of the Vintage senior notes due 2012, respectively. Net cash payments for federal, foreign and state income taxes paid by discontinued operations for the six months ended June 30, 2007 and 2006 were approximately $14 million and $69 million, respectively.

6.	Inventories

A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

Balance at	June 30, 2007	December 31, 2006
Raw materials	$82	$70
Materials and supplies	362	304
Finished goods	501	525
	945	899
LIFO reserve	(74)	(74)
Total	$871	$825

7.	Asset Retirement Obligations

The asset retirement obligations at June 30, 2007 and 2006, were $374 million and $293 million, respectively, of which $361 million and $284 million are included in deferred credits and other liabilities-other at June 30, 2007 and 2006, respectively, and the remaining balance is included in accrued liabilities. The following summarizes the activity of the asset retirement obligations for the six months ended June 30, 2007 and 2006 (in millions):

Six months ended June 30	2007	2006
Beginning balance	$362	$222
Liabilities incurred in the period	2	3
Liabilities settled in the period	(8)	(13)
Acquisition and other	7	71
Accretion expense	11	10
Ending balance	$374	$293
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

The following table presents Occidental’s environmental remediation reserves at June 30, 2007, the current portion of which ($79 million) is included in accrued liabilities. The remaining amount of $368 million is included in deferred credits and other liabilities-other. The reserves are grouped by three categories of environmental remediation sites ($ amounts in millions):

	Number of	Reserve
	Sites	Balance
CERCLA & equivalent sites	103	$209
Active facilities	22	159
Closed or sold facilities	40	79
Total	165	$447

In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental believes it is reasonably possible that it will continue to incur additional liabilities beyond those recorded for environmental remediation at these sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $410 million beyond the amount accrued.

The following table shows additional detail regarding reserves for Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at June 30, 2007:

		Reserve
	Number	Balance
Description	of Sites	(in millions)
Minimal/No Exposure (a)	83	$5
Reserves between $1-10 million	13	40
Reserves over $10 million	7	164
Total	103	$209
(a)

Includes 32 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 4 sites where Occidental has denied liability without challenge, 35 sites where Occidental’s reserves are less than $50,000 each, and 12 sites where reserves are between $50,000 and $1 million each.

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

Since 2004, Occidental Chemical Corporation (OCC) has been served with eleven lawsuits filed in Nicaragua by approximately 2,600 individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. OCC is aware of, but has not been served in, 23 additional cases in Nicaragua, which Occidental understands make similar allegations. In the opinion of management, the claims against OCC are without merit because, among other things, OCC believes that none of the pesticide it manufactured was ever sold or used in Nicaragua. Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. OCC filed a response to the complaints contesting jurisdiction without posting such pre-trial deposit. In 2004, the judge in one of the cases (Osorio Case), ruled the court had jurisdiction over the defendants, including OCC, and that the plaintiffs had waived the requirement of the pre-trial deposit. In order to preserve its jurisdictional defense, OCC elected not to make a substantive appearance in the Osorio Case. In 2005, the judge in the Osorio Case entered judgment against several defendants, including OCC, for damages totaling approximately $97 million. In December 2006, the court in a second case in Nicaragua (Rios Case) entered a judgment against several defendants, including OCC, for damages totaling approximately $800 million. While preserving its jurisdictional defenses, OCC has appealed the judgments in the Osorio and Rios Cases. OCC has no assets in Nicaragua and, in the opinion of management, any judgment rendered under the statute, including in the Osorio and Rios Cases, would be unenforceable in the United States.

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees). At June 30, 2007, the notional amount of the guarantees that are subject to the reporting requirements of FIN No. 45,

“Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was approximately $235 million, which consists of Occidental’s guarantees of equity investees’ debt, primarily from the Dolphin Project equity investment, and other commitments.

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

As of the January 1, 2007 adoption, Occidental had liabilities for unrecognized tax benefits of approximately $77 million included in deferred credits and other liabilities – other, which included approximately $61 million that, if subsequently recognized, would have affected Occidental’s effective tax rate.

Occidental continues to recognize an estimate of potential interest and penalties related to liabilities for unrecognized tax benefits in the provisions for domestic and foreign income and other taxes. The net interest and penalties incurred were immaterial for the three and six months ended June 30, 2007 and 2006. Occidental’s accrued interest and penalties were $9 million as of January 1, 2007.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 2001 are generally closed for U.S. federal and state corporate income tax purposes. Taxable years 2001 through the current year are in various stages of audit by the U.S. Internal Revenue Service. Foreign government tax authorities are in various stages of auditing Occidental, and income tax for taxable years from 2002 through 2006 remains subject to examination. Disputes may arise during the course of such audits as to facts and matters of law.

It is reasonably possible that Occidental’s existing liabilities for unrecognized tax benefits may increase or decrease within the next twelve months primarily due to the progression of audits in process or the expiration of statutes of limitation. Occidental cannot reasonably estimate a range of potential changes in such benefits due to the unresolved nature of the various audits.

11.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and six months ended June 30, 2007 and 2006 (in millions):

Three months ended June 30	2007		2006
	Pension	Postretirement	Pension	Postretirement
Net Periodic Benefit Costs	Benefit	Benefit	Benefit	Benefit
Service cost	$3	$3	$3	$2
Interest cost	8	10	7	9
Expected return on plan assets	(8)	―	(8)	―
Recognized actuarial loss	―	3	2	4
Total	$3	$16	$4	$15
Six months ended June 30	2007		2006
	Pension	Postretirement	Pension	Postretirement
Net Periodic Benefit Costs	Benefit	Benefit	Benefit	Benefit
Service cost	$6	$6	$6	$5
Interest cost	15	19	13	17
Expected return on plan assets	(16)	―	(16)	―
Amortization of prior service cost	―	―	1	―
Recognized actuarial loss	―	6	2	9
Total	$5	$31	$6	$31

Occidental contributed $1 million and $2 million to its defined benefit pension plans for the three and six months ended June 30, 2007, respectively, and expects to contribute an additional $1 million in the remainder of 2007. Occidental contributed $1 million and $2 million to its defined benefit pension plans for the three and six months ended June 30, 2006, respectively.

12.	Investments in Unconsolidated Entities

In February 2007, Occidental exercised all its outstanding warrants and received approximately 700,000 additional shares of Lyondell common stock in lieu of cash settlement, which increased the number of shares owned by Occidental to approximately 21 million shares.

In May 2007, Occidental sold approximately 7 million shares of Lyondell common stock to a single purchaser in a private transaction for a price of approximately $32 per share. Occidental also entered into a swap agreement with respect to its remaining 14 million shares of Lyondell common stock that would enable Occidental to realize a price of approximately $32 per share on its future sales. As of the end of the second quarter of 2007, Occidental had sold 18.6 million shares and recorded an after-tax gain of approximately $181 million. Occidental sold the remaining 2.4 million shares in July 2007.

13.	Industry Segments

The following table presents Occidental’s industry segment and corporate disclosures (in millions):

				Corporate
	Oil and Gas		Chemical	and Other		Total
Six months ended June 30, 2007
Net sales	$6,061		$2,289	$76		$8,426
Pretax operating profit (loss)	$3,690	(c)	$295	$(83	)(a)(d)	$3,902
Income taxes	―		―	(1,588	)(b)	(1,588)
Discontinued operations, net	―		―	310	(e)	310
Net income (loss)	$3,690		$295	$(1,361)		$2,624
Six months ended June 30, 2006
Net sales	$6,157		$2,514	$64		$8,735
Pretax operating profit (loss)	$3,668		$501	$(215	)(a)	$3,954
Income taxes	―		―	(1,725	)(b)	(1,725)
Discontinued operations, net	―		―	(138	)(e)	(138)
Net income (loss)	$3,668		$501	$(2,078)		$2,091
(a)	Includes net interest expense, administration expense, environmental remediation and other pre-tax items.
(b)	Includes all foreign and domestic income taxes.
(c)

Includes an after-tax gain of $412 million from the sale of Occidental’s interest in the Russian Vanyoganneft joint venture, $112 million of after-tax gains from certain litigation settlements and a $23 million pre-tax gain from the sale of miscellaneous domestic oil and gas interests.

(d)

Includes a $284 million pre-tax gain from the sale of 18.6 million shares of Lyondell, a $172 million pre-tax charge for the partial repurchase of various debt issues totaling $659 million in principal amount in cash tender offers and a $47 million pre-tax provision for a plant closure related to environmental remediation.

(e)

The 2007 discontinued operations amount includes a $116 million after-tax gain from the sale of Pakistan operations to BP, a $107 million after-tax gain from the swap of the Horn Mountain operations to BP and the after-tax results of the operations of Pakistan and Horn Mountain. The 2006 discontinued operations amount includes a $415 million after-tax loss for the write-off of assets and the after-tax results of the operations of Pakistan, Horn Mountain, Ecuador Block 15 and the Vintage properties held for sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income for the first six months of 2007 of $2.6 billion, on net sales of $8.4 billion, compared with net income of $2.1 billion, on net sales of $8.7 billion for the same period of 2006. Diluted earnings per common share were $3.11 and $2.42 for the first six months of 2007 and 2006. Occidental reported net income for the second quarter of 2007 of $1.4 billion, on net sales of $4.4 billion, compared with net income of $860 million, on net sales of $4.5 billion for the same period of 2006. Diluted earnings per common share were $1.68 for the second quarter of 2007, compared with diluted earnings per share of $0.99 for the same period of 2006.

Net income for the three and six months ended June 30, 2007 included the following after-tax amounts: a $181 million gain from the sale of 18.6 million shares of Lyondell Chemical Company (Lyondell) common stock, a $116 million gain from the sale of Pakistan operations to BP p.l.c. (BP), a $107 million gain from the swap of the Horn Mountain operations to BP, a $15 million gain from the sale of miscellaneous domestic oil and gas interests and a $3 million gain from the resolution of certain legal disputes. Net income for the first six months of 2007 also included a $172 million pre-tax interest charge for the partial repurchase of various debt issues totaling $659 million in principal amount in cash tender offers and the following after-tax amounts: a $412 million gain from the sale of Occidental’s interest in the Russian Vanyoganneft joint venture, a $109 million gain from certain litigation settlements, and a $30 million provision for a plant closure related to environmental remediation. Net income for the three and six months ended June 30, 2006 included a $415 million after-tax loss for the write-off of assets.

Net income for the three and six months ended June 30, 2007, compared to the same periods of 2006, also was impacted by lower crude oil prices, increased depreciation, depletion and amortization (DD&A) rates, higher exploration and operating expenses and lower margins for chloro-vinyl products, partially offset by higher crude oil and natural gas production. Natural gas prices were higher in the three months ended June 30, 2007 but were lower for the six months ended June 30, 2007.

Selected Income Statement Items

The decrease in net sales of $309 million for the six months ended June 30, 2007, compared with the same period of 2006, reflected lower crude oil, natural gas and chemical prices, partially offset by higher crude oil and natural gas production. The increase in interest, dividends and other income of $113 million for the six months ended June 30, 2007, compared with the same period of 2006, reflected $112 million of after-tax gains from certain litigation settlements in 2007. The gains on disposition of assets for the three and six months ended June 30, 2007 included a $181 million after-tax gain from the sale of 18.6 million shares of Lyondell and a $15 million after-tax gain from the sale of miscellaneous domestic oil and gas interests. The gains on disposition of assets for the six months ended June 30, 2007 also reflected an after-tax gain of $412 million from the sale of Occidental’s interest in the Russian Vanyoganneft joint venture.

The increases in cost of sales of $103 million and $246 million for the three and six months ended June 30, 2007, respectively, compared with the same periods of 2006, reflected higher DD&A rates and higher oil and gas production and maintenance costs. The increases in selling, general and administrative and other operating expenses of $45 million and $42 million for the three and six months ended June, 30, 2007, respectively, compared to the same periods in 2006, included foreign exchange losses in Colombia. Plant closure after-tax charges of $30 million are included in environmental remediation expenses for the six months ended June 30, 2007. The increase in exploration expense of $43 million for the three months ended June 30, 2007, compared to the same period of 2006, was due to an increase in the Middle East/North Africa exploration program. The increase in exploration expense of $74 million for the six months ended June 30, 2007, compared to the same period of 2006, was due to increases in the Colombia and Middle East/North Africa exploration programs. Interest and debt expense for the six months ended June 30, 2007 included a first quarter $172 million pre-tax charge for the partial repurchase of various debt issues totaling $659 million in principal amount in cash tender offers.

Otherwise, interest and debt expense for the three and six months ended June 30, 2007, compared to the same periods in 2006, reflected lower debt levels in 2007. Discontinued operations for the three and six months ended June 30, 2007, included an after-tax gain of $116 million from the sale of Pakistan operations to BP and an after-tax gain of $107 million from the swap of the Horn Mountain operations to BP, as well as the results of operations of these assets before the sale. Discontinued operations for the three and six months ended June 30, 2006 included a $415 million after-tax loss for the write-off of assets and the after-tax results of the operations of Pakistan, Horn Mountain, Ecuador Block 15 and the Vintage properties held for sale.

Selected Analysis of Financial Position

The decrease in short-term investments of $240 million at June 30, 2007, compared with December 31, 2006, was due to the sale of Occidental’s investments in auction rate securities. The increase in receivables, net of $618 million at June 30, 2007, compared with December 31, 2006, was due to higher crude oil and natural gas production and higher natural gas, power and NGL volumes in the marketing and trading operations. The increase of $243 million in prepaid expenses and other at June 30, 2007, compared to December 31, 2006, reflects the proceeds from the sale of Pakistan operations to BP which was in escrow at June 30, 2007. The decrease in assets of discontinued operations of $162 million at June 30, 2007, compared with December 31, 2006, was due to the sale of Pakistan operations to BP and swap of Horn Mountain operations to BP during the second quarter of 2007. The decrease in investments in unconsolidated entities of $494 million at June 30, 2007, compared to December 31, 2006, was due to the sale of 18.6 million shares of Lyondell common stock and the sale of an interest in the Russian Vanyoganneft joint venture. The increase in property, plant and equipment of $943 million at June 30, 2007, compared with December 31, 2006, was due to capital expenditures in 2007 and the acquisition of the West Texas Pipeline System from BP, the swap of Permian Basin assets from BP and the acquisition of oil and gas interests in California, partially offset by 2007 DD&A. The increase in other assets of $131 million at June 30, 2007, compared with December 31, 2006, reflected additional line-fill acquired from BP as part of the West Texas Pipeline System.

The increase of $574 million in accounts payable at June 30, 2007, compared to December 31, 2006, was mainly due to higher natural gas and power volumes offset by lower crude oil volumes in the marketing and trading operations. The decrease in accrued liabilities of $224 million at June 30, 2007, compared to December 31, 2006, was due to 2007 payments for ad valorem taxes, incentive compensation and accrued interest and lower mark-to-market adjustments on derivative instruments. The increase in domestic and foreign income taxes of $129 million at June 30, 2007, compared to December 31, 2006, was due to taxes owed from the sale of Lyondell common stock. The decrease in long-term debt of $902 million at June 30, 2007, compared to December 31, 2006, was due to the January 2007 debt repurchases under the cash tender offers and the May 2007 redemption of the Vintage Petroleum, LLC (Vintage) senior notes due 2012. The decrease in deferred credits and other liabilities – deferred and other domestic and foreign income taxes of $113 million was due to the realization of deferred taxes from the sale of Lyondell common stock. The increase in the contra-equity treasury stock account of $557 million at June 30, 2007, compared with December 31, 2006, was due to the repurchase of approximately 11.2 million shares of stock in the six months ended June 30, 2007.

Segment Operations

The following table sets forth the sales and earnings of each industry segment and unallocated corporate items (in millions):

	Periods Ended June 30
	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Net Sales
Oil and gas	$3,145	$3,163	$6,061	$6,157
Chemical	1,229	1,273	2,289	2,514
Other	37	34	76	64
Net Sales	$4,411	$4,470	$8,426	$8,735
Segment Earnings
Oil and gas	$1,682	$1,857	$3,690	$3,668
Chemical	158	251	295	501
	1,840	2,108	3,985	4,169
Unallocated Corporate Items
Interest expense, net	6	(33)	(175)	(62)
Income taxes	(904)	(851)	(1,588)	(1,725)
Other	203	(82)	92	(153)
Income from Continuing Operations	1,145	1,142	2,314	2,229
Discontinued operations, net of tax (a)	267	(282)	310	(138)
Net Income	$1,412	$860	$2,624	$2,091
(a)

The second quarter of 2007 includes a $116 million after-tax gain from the sale of Pakistan operations to BP, $107 million after-tax gain from the swap of the Horn Mountain operations to BP and $44 million after-tax income for the operations of Horn Mountain and Pakistan. The six months ended June 30, 2007 also includes an additional $43 million after-tax income for the operations of Horn Mountain and Pakistan. The second quarter of 2006 includes a $415 million after-tax loss for the write-off of assets, $45 million after-tax income of the Ecuador Block 15 assets, $23 million after-tax income for the Vintage properties held for sale and $65 million after-tax income for the operations of Horn Mountain and Pakistan. The six months ended June 30, 2006 also includes additional after-tax income of $65 million for the Ecuador Block 15 operations, $13 million for the Vintage properties held for sale and $66 million for the operations of Horn Mountain and Pakistan.

Significant Items Affecting Earnings

The following table sets forth the after-tax effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount for the three and six months ended June 30, 2007 and 2006 (in millions):

	Periods Ended June 30
	Three Months				Six Months
	2007		2006		2007		2006
Oil & Gas
Gain on sale of Russia – Vanyoganneft	$	―	$	―		$412	$	―
Legal settlements		3		―		112		―
Gain on sale of oil and gas interests		15		―		15		―
Total Oil and Gas		$18	$	―		$539	$	―
Chemical
No Significant Items Affecting Earnings	$	―	$	―	$	―	$	―
Total Chemical	$	―	$	―	$	―	$	―
Corporate and Other
Debt purchase income (expense)		$3	$	―		$(107)	$	―
Gain on sale of Lyondell shares		181		―		181		―
Facility closure		―		―		(30)		―
Discontinued operations, net		267		(282)		310		(138)
Total Corporate and other		$451		$(282)		$354		$(138)

Total		$469		$(282)		$893		$(138)

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations (in millions):

	Periods Ended June 30
	Three Months		Six Months
	2007	2006	2007	2006
Oil & Gas earnings (a)	$1,682	$1,857	$3,690	$3,668
Chemicals earnings	158	251	295	501
Unallocated corporate & other items	209	(115)	(83)	(215)
Pre-tax income	2,049	1,993	3,902	3,954
Income tax expense
Federal and state	456	402	722	835
Foreign (a)	448	449	866	890
Total	904	851	1,588	1,725

Income from continuing operations	$1,145	$1,142	$2,314	$2,229
Worldwide effective tax rate	44%	43%	41%	44%
(a)

Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas pre-tax income includes revenue amounts by period (in millions): second quarter 2007—$300 and second quarter 2006—$282, first six months 2007—$588 and first six months 2006—$572.

Oil and Gas Segment

	Periods Ended June 30
	Three Months		Six Months
Summary of Operating Statistics	2007	2006	2007	2006
Net Production per Day:
Crude Oil and Natural Gas Liquids (MBL)
United States	259	253	257	253
Latin America	78	72	76	67
Middle East/North Africa	110	118	118	117
Natural Gas (MMCF)
United States	609	593	594	583
Latin America	46	41	41	34
Middle East	32	35	29	30
Barrels of Oil Equivalent (MBOE) per day (a)
Consolidated subsidiaries	561	555	562	545
Other interests	(3)	(4)	(3)	(3)
Worldwide production – continuing operations	558	551	559	542
Sold operations (b)	25	58	28	59
Total worldwide production	583	609	587	601
Average Sales Price:
Crude Oil ($/BBL)
United States	$58.19	$61.78	$55.09	$58.40
Latin America	$52.57	$56.47	$49.19	$54.28
Middle East/North Africa	$66.21	$65.08	$60.42	$61.57
Total consolidated subsidiaries	$59.14	$61.70	$55.38	$58.54
Other interests	$69.51	$68.15	$62.40	$63.87
Worldwide production – continuing operations	$59.11	$61.66	$55.34	$58.53
Natural Gas ($/MCF)
United States	$7.07	$6.23	$6.74	$7.25
Latin America	$2.26	$1.87	$2.12	$1.82
Middle East	$0.97	$0.97	$0.96	$0.96
Worldwide production – continuing operations	$6.46	$5.69	$6.20	$6.68
(a)	Natural gas volumes have been converted to equivalent BOE based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as a "Mcf") of gas to one barrel of oil.
(b)

Occidental sold its interest in the Russian Vanyoganneft joint venture in January 2007. In June 2007, Occidental sold its Pakistan operations to BP and swapped its Horn Mountain operations to BP. Horn Mountain, Pakistan and Vanyoganneft production have been treated as sold operations for all periods for comparability.

Oil and gas segment earnings for the three and six months ended June 30, 2007 were $1.68 billion and $3.69 billion, respectively, compared with $1.86 billion and $3.67 billion of segment earnings for the same periods of 2006. Oil and gas segment earnings for the three and six months ended June 30, 2007 included a $23 million pre-tax gain from the sale of miscellaneous domestic oil and gas interests and an after-tax gain of $3 million from certain litigation settlements. Oil and gas earnings for the six months ended June 30, 2007 also included an after-tax gain of $412 million from the sale of Occidental’s interest in the Russian Vanyoganneft joint venture and an after-tax gain of $109 million from certain litigation settlements. Oil and gas segment earnings for the six months ended June 30, 2007, compared to the same period in 2006, also reflected lower crude oil and natural gas prices, increased DD&A rates and higher exploration and operating expenses, partially offset by higher crude oil and natural gas production. The decrease in oil and gas segment earnings for the second quarter of 2007, compared to the same period of 2006, reflected lower crude oil prices, increased DD&A rates and higher exploration and operating expenses, partially offset by higher crude oil and natural gas production and higher natural gas prices.

The average West Texas Intermediate (WTI) price in the second quarter of 2007 was $65.05 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $7.56 per million BTUs, compared to $70.70 per barrel and $7.26 per million BTUs, respectively, for the second quarter of 2006. Occidental’s realized oil price for the second quarter of 2007 was $59.11 per barrel compared to $61.66 per barrel for the second quarter of 2006. Occidental’s realized price differential to WTI improved in the second quarter of 2007 with realized prices increasing to 91-percent of WTI as compared to 87-percent of WTI in the second quarter of 2006. A change of 50 cents per million BTUs in NYMEX gas prices impacts quarterly oil and gas segment earnings by approximately $24 million, while a $1.00 per-barrel change in oil prices has a quarterly pre-tax impact of approximately $40 million.

The increase in production for the three and six months ended June 30, 2007, compared to the same periods of 2006, was due to the 2006 acquisitions of Vintage and oil and gas assets from Plains Exploration and Production Co. and higher production in Colombia partially offset by lower Middle East/North Africa production.

Average production cost for the first six months of 2007 was $12.30 per BOE compared to the average annual 2006 production cost of $11.70 per BOE. The increase was a result of higher field operating and maintenance expenses.

In June 2007, Occidental completed an exchange of assets with BP. Occidental received certain BP oil and gas interests in the Permian Basin and a gas processing plant in Texas at their fair values. In exchange, BP received Occidental’s oil and gas interests in Horn Mountain, which are operated by BP, and a net cash payment of approximately $75 million. Occidental recorded an after-tax gain of approximately $107 million on the swap of Horn Mountain since the transaction was recorded at fair value. As a result of this transaction, the Horn Mountain operations were classified as discontinued operations for all periods presented.

In June 2007, Occidental purchased for cash BP’s West Texas Pipeline System. In a separate transaction, Occidental sold its oil and gas interests in Pakistan to BP, which currently operates these interests. Occidental recorded an after-tax gain of approximately $116 million on the sale. As a result of this transaction, the Pakistan operations were classified as discontinued operations for all periods presented.

In January 2007, Occidental sold its interest in the Russian Vanyoganneft joint venture to TNK-BP for approximately $485 million and recorded an after-tax gain of $412 million.

Chemical Segment

Chemical segment earnings for the three and six months ended June 30, 2007 were $158 million and $295 million, respectively, compared with $251 million and $501 million for the same periods of 2006. The decrease in chemical segment earnings for the three and six months ended June 30, 2007, compared with the same periods of 2006, was due to lower margins on chloro-vinyl products due to lower industry demand.

Corporate and Other

In February 2007, Occidental exercised all its outstanding warrants and received approximately 700,000 additional shares of Lyondell common stock in lieu of cash settlement, which increased the number of shares owned by Occidental to approximately 21 million shares.

In May 2007, Occidental sold approximately 7 million shares of Lyondell common stock to a single purchaser in a private transaction for a price of approximately $32 per share. Occidental also entered into a swap agreement with respect to its remaining 14 million shares of Lyondell common stock that would enable Occidental to realize a price of approximately $32 per share on its future sales. As of the end of the second quarter of 2007, Occidental had sold 18.6 million shares and recorded an after-tax gain of approximately $181 million. Occidental sold the remaining 2.4 million shares in July 2007.

In January 2007, Occidental completed cash tender offers for its 10.125-percent senior debentures due 2009, 9.25-percent senior debentures due 2019, 8.75-percent senior notes due 2023, 7.2-percent senior debentures due 2028 and 8.45-percent senior notes due 2029, resulting in the repurchase of a portion of these debt instruments totaling $659 million in principal amount. The repurchases were funded with Occidental’s cash on hand and resulted in a debt repurchase pre-tax interest expense of $172 million.

In May 2007, Occidental redeemed all $276 million of the outstanding principal amount of its 8.25-percent Vintage senior notes due 2012. The repurchases were funded with Occidental’s cash on hand and resulted in a debt repurchase pre-tax interest expense of $11 million.

Liquidity and Capital Resources

Occidental’s net cash provided by operating activities was $2.9 billion for the first six months of 2007, compared with $3.1 billion for the same period of 2006. The decrease in operating cash flow in 2007, compared to 2006, resulted from several factors. The most important drivers were lower crude oil and natural gas prices and, to a lesser extent, lower chemical margins. In the first six months of 2007, compared to the same period of 2006, Occidental's realized oil price was lower by 5 percent and Occidental’s realized natural gas price decreased 7 percent in the U.S., where over 89 percent of Occidental’s natural gas was produced. Chemical margin decreases had a less significant effect on cash flow because chemical segment earnings and cash flow are significantly smaller than those of the oil and gas segment. The decreases in operating cash flow were partially offset by increases in crude oil and natural gas production and lower 2007 domestic cash tax payments.

Occidental’s net cash used by investing activities was $833 million for the first six months of 2007, compared with $2.2 billion for the same period of 2006. The 2007 amount included cash proceeds of $485 million received from the sale of Occidental’s interest in the Russian Vanyoganneft joint venture, $598 million from the sale of 18.6 million shares of Lyondell and $250 million from the sale of auction rate securities. The 2007 amount also included the cash paid for the acquisitions of the West Texas Pipeline System, a gas processing plant in Texas and oil and gas interests in California totaling $445 million. The 2006 amount included $1.3 billion in cash consideration paid as part of the Vintage acquisition. Capital expenditures for the first six months of 2007 were $1.6 billion, including $1.5 billion for oil and gas. Capital expenditures for the first six months of 2006 were $1.2 billion, including $1.1 billion for oil and gas.

Occidental’s net cash used by financing activities was $1.9 billion in the first six months of 2007, compared with $1.8 billion for the same period of 2006. The 2007 amount included net debt payments of $1.1 billion which included the repurchase of various debt issues under cash tender offers and the redemption of the Vintage senior notes due 2012. The 2007 amount also included $552 million of cash paid for repurchases of 11.1 million shares of Occidental’s common stock at an average price of $49.79 per share through June 30, 2007. Occidental repurchased an additional 85,000 shares in June which settled at the beginning of July. The weighted average basic shares for the six months of 2007 totaled 839.3 million and the weighted average diluted shares totaled 843.2 million. At June 30, 2007, there were 835.1 million basic shares outstanding and 839.0 million shares outstanding on a fully-diluted basis. The share repurchases will continue to be funded solely from available cash from operations. The 2006 amount included $970 million of cash paid for repurchases of Occidental’s common stock.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at June 30, 2007, and cash and cash equivalents totaled $1.5 billion on the June 30, 2007 balance sheet.

At June 30, 2007, under the most restrictive covenants of certain financing agreements, Occidental’s capacity for additional unsecured borrowing was approximately $50 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $19 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

Occidental currently expects to spend approximately $3.4 to $3.5 billion on its 2007 capital spending program. Although its income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements, dividend payments and potential acquisitions.

In July 2007, Occidental’s Board of Directors authorized an increase in the quarterly dividend to $0.25 per share of common stock compared to the previous quarterly rate of $0.22 per share.

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

The following table presents Occidental’s environmental remediation reserves at June 30, 2007, the current portion of which ($79 million) is included in accrued liabilities. The remaining amount of $368 million is included in deferred credits and other liabilities-other. The reserves are grouped by three categories of environmental remediation sites:

		Reserve
	Number	Balance
	of Sites	(in millions)
CERCLA & equivalent sites	103	$209
Active facilities	22	159
Closed or sold facilities	40	79
Total	165	$447

In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental believes it is reasonably possible that it will continue to incur additional liabilities beyond those recorded for environmental remediation at these sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $410 million beyond the amount accrued.

The following table shows additional detail regarding reserves for Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at June 30, 2007:

		Reserve
	Number	Balance
Description	of Sites	(in millions)
Minimal/No Exposure (a)	83	$5
Reserves between $1-10 million	13	40
Reserves over $10 million	7	164
Total	103	$209
(a)

Includes 32 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 4 sites where Occidental has denied liability without challenge, 35 sites where Occidental’s reserves are less than $50,000 each, and 12 sites where reserves are between $50,000 and $1 million each.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K) for additional information regarding Occidental’s environmental expenditures.

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

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees). At June 30, 2007, the notional amount of the guarantees that are subject to the reporting requirements of FIN No. 45, ”Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was approximately $235 million, which mostly consists of Occidental’s guarantees of equity investees’ debt, primarily from the Dolphin Project equity investment, and other commitments.

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

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which is effective for the first fiscal year beginning after December 15, 2006. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was used by certain operations of Occidental. When Occidental adopted FSP AUG AIR-1 on January 1, 2007, those operations changed to the deferral method of accounting for planned major maintenance activities. The adoption of FSP AUG AIR-1 was retrospectively applied to all periods presented and the impact to the income statements for the three and six months ended June 30, 2006 was immaterial.

The following table shows the effects of adopting FSP AUG AIR-1 on the consolidated balance sheet at January 1, 2007 (in millions):

Debit/(Credit)
Prepaid expenses and other	$1
Property, plant and equipment, net	$(16)
Other assets	$91
Accrued liabilities	$43
Deferred and other domestic and foreign income taxes	$(40)
Minority interest	$(11)
Retained earnings	$(68)

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation specifies that benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. A tax position meeting the more-likely-than-not recognition threshold should be measured at the largest amount of benefit for which the likelihood of realization upon ultimate settlement exceeds 50 percent. Occidental adopted FIN No. 48 on January 1, 2007.

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

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: exploration risks such as drilling unsuccessful wells; global commodity pricing fluctuations; higher-than-expected costs; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental’s production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental’s products; any general economic recession or slowdown domestically or internationally; regulatory uncertainties; changes in tax rates; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency-improvement project, acquisition or disposition. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “could”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Occidental’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of the 2006 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2007, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in the 2006 Form 10-K.

Item 4.	Controls and Procedures

Occidental's Chief Executive Officer and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, Occidental's Chief Executive Officer and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2007.

There has been no change in Occidental's internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

This item incorporates by reference the information regarding lawsuits, claims, commitments, contingencies and related matters in Note 9 to the consolidated condensed financial statements in Part I of this Form 10-Q.

Item 2.	Share Repurchase Activities

Occidental’s share repurchase activities as of June 30, 2007, were as follows:

			Total Number	Maximum Number
	Total	Average	of Shares Purchased	of Shares that
	Number	Price	as Part of Publicly	May Yet be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs (a)	or Programs (a)
First Quarter 2007	6,991,271	$45.89	6,989,956
April 1 – 30, 2007	148,485 (b)	$50.34	―
May 1 – 31, 2007	1,105,529 (b)	$54.16	943,400
June 1 – 30, 2007	2,934,467 (b)	$57.58	2,773,100
Second Quarter 2007	4,188,481	$56.42	3,716,500
Total 2007	11,179,752	$49.84	10,706,456	14,969,744 (a)
(a)	In February 2007, Occidental increased the number of shares authorized for its share repurchase program previously announced in 2005, from 40 million to 55 million.
(b)	Occidental purchased 148,485 shares, 162,129 shares and 161,367 shares in April, May and June of 2007, respectively, from its defined contribution savings plan.

Item 4.	Submission of Matters to a Vote of Security Holders

Occidental’s 2007 Annual Meeting of Stockholders (the Annual Meeting) was held on May 4, 2007. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

1.	The twelve nominees proposed by the Board of Directors were elected as directors by the following votes:
NOMINEE	VOTES FOR	VOTES AGAINST	ABSTENTIONS
Spencer Abraham	443,477,733	241,374,031	20,161,317
Ronald W. Burkle	665,713,916	32,769,055	6,530,110
John S. Chalsty	451,522,688	245,385,770	8,104,623
Edward P. Djerejian	654,281,602	44,218,236	6,513,243
R. Chad Dreier	457,316,138	240,359,810	7,337,133
John E. Feick	666,270,533	32,345,015	6,397,533
Ray R. Irani	657,036,025	41,482,962	6,494,084
Irvin W. Maloney	455,670,022	241,154,512	8,188,547
Rodolfo Segovia	454,000,666	243,049,501	7,962,914
Aziz D. Syriani	653,230,551	44,905,411	6,877,119
Rosemary Tomich	453,161,719	244,039,982	7,811,380
Walter L. Weisman	660,350,016	38,225,359	6,437,706
2.	The ratification of the selection of KPMG as independent auditors was approved. The proposal received: 694,389,202 votes for, 4,880,907 votes against, and 5,742,972 abstentions.
3.

The amendment of the 2005 Long-Term Incentive Plan to increase the shares available for grant was approved. The proposal received 358,079,148 votes for, 259,678,690 votes against and 7,582,054 abstentions.

4.

A stockholder proposal requesting a scientific report on global warming was not approved.* The proposal received 32,400,336 votes for; 493,080,003 votes against; 99,859,559 abstentions and 79,673,183 broker non-votes.

5.

A stockholder proposal requesting an advisory vote to ratify executive compensation was not approved.* The proposal received 289,263,838 votes for; 308,953,488 votes against; 27,122,564 abstentions and 79,673,191 broker non-votes.

6.

A stockholder proposal requesting performance based stock options was not approved.* The proposal received 184,263,680 votes for; 433,632,975 votes against; 7,443,231 abstentions and 79,673,195 broker non-votes.

_________________________

* Occidental’s By-laws provide that, unless otherwise required by law, any question brought before the Annual Meeting shall be decided by the affirmative vote of a majority of the shares present in person or by proxy at the meeting for the purposes of determining a quorum.

Item 6.	Exhibits
10.1

Amended and Restated Employment Agreement, dated as of July 19, 2007, between Occidental and Dr. Ray R. Irani (filed as Exhibit 10.4 to Occidental’s Current Report on Form 8-K dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

10.2

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Return On Equity Incentive Award (Cash-based, Cash-settled Award) (filed as Exhibit 10.1 to Occidental’s Current Report on Form 8-K dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

10.3

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Agreement (Equity-based, Equity and Cash-Settled Award) (filed as Exhibit 10.2 to Occidental’s Current Report on Form 8-K dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

10.4

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Agreement (Equity-based, Cash-Settled Award) (filed as Exhibit 10.3 to Occidental’s Current Report on Form 8-K dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

10.5	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil And Gas Corporation Return On Assets Incentive Award Agreement (Cash-Based, Cash-Settled Award).
10.6	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return On Assets Incentive Award Agreement (Cash-Based, Cash-Settled Award).
11	Statement regarding the computation of earnings per share for the three and six months ended June 30, 2007 and 2006.
12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2007 and 2006 and for each of the five years in the period ended December 31, 2006.

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

OCCIDENTAL PETROLEUM CORPORATION
DATE:	August 1, 2007	/s/ Jim A. Leonard
Jim A. Leonard, Vice President and Controller
(Principal Accounting and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBITS
10.5	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil And Gas Corporation Return On Assets Incentive Award Agreement (Cash-Based, Cash-Settled Award).
10.6	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return On Assets Incentive Award Agreement (Cash-Based, Cash-Settled Award).
11	Statement regarding the computation of earnings per share for the three and six months ended June 30, 2007 and 2006.
12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2007 and 2006 and for each of the five years in the period ended December 31, 2006.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002