Form 10-Q
period 2007-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2007-10-31
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                       ☐ Yes    ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common stock $.20 par value	828,596,346 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONTENTS

			PAGE
Part I	Financial Information
	Item 1.	Financial Statements (unaudited)
		Consolidated Condensed Balance Sheets —
		September 30, 2007 and December 31, 2006	2
		Consolidated Condensed Statements of Income —
		Three and nine months ended September 30, 2007 and 2006	4
		Consolidated Condensed Statements of Cash Flows —
		Nine months ended September 30, 2007 and 2006	5
		Notes to Consolidated Condensed Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
	Item 4.	Controls and Procedures	24
Part II	Other Information
	Item 1.	Legal Proceedings	25
	Item 2.	Share Repurchase Activities	25
	Item 6.	Exhibits	26

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(Amounts in millions)

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,455	$1,339
Short-term investments	―	240
Receivables, net	4,180	3,324
Inventories	952	825
Prepaid expenses and other	266	257
Assets of discontinued operations	―	184
Total current assets	6,853	6,169
LONG-TERM RECEIVABLES, net	205	231
INVESTMENTS IN UNCONSOLIDATED ENTITIES	754	1,344
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation, depletion and amortization of $12,863 at
September 30, 2007 and $11,342 at December 31, 2006	25,541	24,138
OTHER ASSETS	669	549

	$34,022	$32,431

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(Amounts in millions)

	2007	2006
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt and capital lease liabilities	$156	$171
Accounts payable	3,068	2,263
Accrued liabilities	1,465	1,720
Domestic and foreign income taxes	154	396
Liabilities of discontinued operations	120	145
Total current liabilities	4,963	4,695
LONG-TERM DEBT, net of current maturities and unamortized
discount/premium	1,748	2,619
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	2,308	2,366
Long-term liabilities of discontinued operations	181	195
Other	2,816	2,952
	5,305	5,513
MINORITY INTEREST	105	352
STOCKHOLDERS’ EQUITY
Common stock, at par value	175	174
Treasury stock	(2,391)	(1,481)
Additional paid-in capital	7,043	6,905
Retained earnings	17,574	13,987
Accumulated other comprehensive loss	(500)	(333)
	21,901	19,252
	$34,022	$32,431

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Amounts in millions, except per-share amounts)

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
REVENUES
Net sales	$4,841	$4,402	$13,267	$13,137
Interest, dividends and other income	57	75	298	203
Gains on disposition of assets, net	157	6	877	25
	5,055	4,483	14,442	13,365
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,297	2,066	6,553	6,076
Selling, general and administrative
and other operating expenses	405	344	1,129	1,026
Environmental remediation	10	8	71	24
Exploration expense	126	74	321	195
Interest and debt expense, net	48	62	297	202
	2,866	2,554	8,371	7,523
Income before taxes and other items	2,169	1,929	6,071	5,842
Provision for domestic and foreign
income and other taxes	862	858	2,450	2,583
Minority interest	16	24	44	95
Income from equity investments	(25)	(56)	(53)	(168)
Income from continuing operations	1,316	1,103	3,630	3,332
Discontinued operations, net	8	67	318	(71)
NET INCOME	$1,324	$1,170	$3,948	$3,261
BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.58	$1.29	$4.34	$3.90
Discontinued operations, net	0.01	0.08	0.38	(0.08)
Basic earnings per common share	$1.59	$1.37	$4.72	$3.82
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.57	$1.28	$4.31	$3.86
Discontinued operations, net	0.01	0.08	0.38	(0.08)
Diluted earnings per common share	$1.58	$1.36	$4.69	$3.78
DIVIDENDS PER COMMON SHARE	$0.25	$0.22	$0.69	$0.58
WEIGHTED AVERAGE BASIC SHARES	833.1	852.8	837.0	854.2
WEIGHTED AVERAGE DILUTED SHARES	837.0	860.3	840.9	863.0

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Amounts in millions)

	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,948	$3,261
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(318)	71
Depreciation, depletion and amortization of assets	1,740	1,446
Deferred income tax benefit	(25)	(16)
Other non-cash charges to income	632	416
Gains on disposition of assets, net	(877)	(25)
Income from equity investments	(53)	(168)
Dry hole and impairment expense	186	66
Changes in operating assets and liabilities	(846)	(495)
Other operating, net	(217)	(151)
Operating cash flow from continuing operations	4,170	4,405
Operating cash flow from discontinued operations	154	403
Net cash provided by operating activities	4,324	4,808
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(2,510)	(1,977)
Purchase of businesses and assets, net	(991)	(2,503)
Sales of businesses and disposal of property, plant, and equipment, net	460	975
Short term investments - purchases	(10)	(152)
Short term investments - sales	250	180
Sales of equity investments and available-for-sale investments	1,157	―
Equity investments and other investing, net	(124)	(69)
Investing cash flow from continuing operations	(1,768)	(3,546)
Investing cash flow from discontinued operations	(9)	(53)
Net cash used by investing activities	(1,777)	(3,599)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	97	150
Payments of long-term debt and capital lease liabilities	(1,145)	(761)
Proceeds from issuance of common stock	15	5
Purchases of treasury stock	(910)	(1,288)
Excess tax benefits related to share-based payments	44	126
Cash dividends paid	(557)	(458)
Stock options exercised	25	42
Other financing, net	―	1
Net cash used by financing activities	(2,431)	(2,183)
Increase (decrease) in cash and cash equivalents	116	(974)
Cash and cash equivalents—beginning of period	1,339	2,188
Cash and cash equivalents—end of period	$1,455	$1,214

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2007

1.	General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the Securities and Exchange Commission’s rules and regulations. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2007, and the consolidated statements of income and cash flows for the three and nine months then ended, as applicable. The income and cash flows for the periods ended September 30, 2007 and 2006, are not necessarily indicative of the income or cash flows to be expected for the full year.

2.	Asset Acquisitions, Dispositions and Other Transactions

In September 2007, Occidental sold exploration properties in West Africa and recorded a pre-tax gain of $103 million.

In June 2007, Occidental completed a fair value exchange under which BP p.l.c. (BP) acquired Occidental's oil and gas interests in Horn Mountain and cash and Occidental acquired oil and gas interests in the Permian Basin and a gas processing plant in Texas from BP. Occidental also purchased for cash BP's West Texas Pipeline System and, in a separate transaction, Occidental sold its oil and gas interests in Pakistan to BP. As a result of these transactions, both the Horn Mountain and Pakistan operations were classified as discontinued operations for all periods presented. The nine months of 2007 includes after-tax gains of $226 million related to these transactions. Net revenues and pre-tax income for these discontinued operations were $193 million and $140 million, respectively, for the nine months ended September 30, 2007. Net revenues and pre-tax income for these discontinued operations were $120 million and $87 million, respectively, for the three months ended September 30, 2006, and $380 million and $282 million, respectively, for the nine months ended September 30, 2006.

In May 2007, Occidental redeemed all $276 million of the outstanding principal amount of its 8.25-percent Vintage Petroleum, LLC (Vintage) senior notes due 2012. In January 2007, Occidental completed cash tender offers for its 10.125-percent senior debentures due 2009, 9.25-percent senior debentures due 2019, 8.75-percent senior notes due 2023, 7.2-percent senior debentures due 2028 and 8.45-percent senior notes due 2029, resulting in the repurchase of a portion of these debt instruments totaling $659 million in principal amount. The redemption and repurchases resulted in a pre-tax interest expense of $167 million.

In January 2007, Occidental sold its interest in a Russian joint venture to TNK-BP for approximately $485 million and recorded an after-tax gain of $412 million.

3.	Accounting Changes

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, ”The Fair Value Option for Financial Assets and Financial Liabilities.• This Statement provides companies an option to measure certain financial instruments at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Occidental is currently assessing the effect of the adoption of SFAS No. 159 on its financial statements.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which is effective for the first fiscal year beginning after December 15, 2006. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was used by certain operations of Occidental. When Occidental adopted FSP AUG AIR-1 on January 1, 2007, those operations changed to the deferral method of accounting for planned major maintenance activities. The adoption of FSP AUG AIR-1 was retrospectively applied to all periods presented and the impact to the income statements for the three and nine months ended September 30, 2006 was immaterial.

The following table shows the effects of adopting FSP AUG AIR-1 on the consolidated balance sheet at January 1, 2007 (in millions):

Debit/(Credit)
Prepaid expenses and other	$1
Property, plant and equipment, net	$(16)
Other assets	$91
Accrued liabilities	$43
Deferred and other domestic and foreign income taxes	$(40)
Minority interest	$(11)
Retained earnings	$(68)
4.	Comprehensive Income

The following table presents Occidental’s comprehensive income items for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Periods Ended September 30
	Three months		Nine months
	2007	2006	2007	2006
Net income	$1,324	$1,170	$3,948	$3,261
Other comprehensive income items
Foreign currency translation adjustments	4	(2)	11	3
Derivative mark-to-market adjustments	6	153	(61)	55
Pension and post-retirement adjustments	3	―	7	(3)
Reclassification of realized gains (a)	(26)	―	(217)	―
Unrealized gain on securities	―	49	93	174
Other comprehensive income (loss), net of tax	(13)	200	(167)	229
Comprehensive income	$1,311	$1,370	$3,781	$3,490
(a)

Amounts include the recognition of the after-tax gains on the sale of approximately 2.4 and 21.0 million shares of Lyondell Chemical Company (Lyondell) stock for the three and nine months ended September 30, 2007, respectively.

5.	Supplemental Cash Flow Information

Net cash payments for federal, foreign and state income taxes paid by continuing operations were approximately $1.7 billion for both the nine months ended September 30, 2007 and 2006. Interest paid (net of interest capitalized of $46 million and $38 million, respectively) totaled approximately $250 million and $177 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash payments for federal, foreign and state income taxes paid by discontinued operations for the nine months ended September 30, 2007 and 2006 were approximately $17 million and $81 million, respectively.

6.	Inventories

A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

Balance at	September 30, 2007	December 31, 2006
Raw materials	$93	$70
Materials and supplies	358	304
Finished goods	575	525
	1,026	899
LIFO reserve	(74)	(74)
Total	$952	$825
7.	Asset Retirement Obligations

The asset retirement obligations at September 30, 2007 and 2006, were $392 million and $297 million, respectively, of which $379 million and $290 million, respectively, are included in deferred credits and other liabilities-other and the remaining balance is included in accrued liabilities. The following summarizes the activity of the asset retirement obligations for the nine months ended September 30, 2007 and 2006 (in millions):

Nine months ended September 30	2007	2006
Beginning balance	$362	$222
Liabilities incurred in the period	11	5
Liabilities settled in the period	(12)	(16)
Acquisition and other	14	72
Accretion expense	17	14
Ending balance	$392	$297
8.	Environmental Liabilities and Expenditures

Stringent federal, state, local and foreign laws and regulations relating to improving or maintaining environmental quality govern Occidental’s operations. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases of substances to the environment. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries currently participate in environmental assessments and cleanups under these laws at third-party sites, currently-owned sites and previously-owned sites.

At September 30, 2007, the current portion of Occidental’s environmental remediation reserves ($79 million) is included in accrued liabilities and the remaining amount ($357 million) is included in deferred credits and other liabilities-other. The following table presents the environmental remediation reserves in three categories of sites ($ amounts in millions):

	Number of	Reserve
	Sites	Balance
CERCLA & equivalent sites	104	$201
Active facilities	21	156
Closed or sold facilities	42	79
Total	167	$436

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

The following table shows additional detail regarding reserves for Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at September 30, 2007:

		Reserve
	Number	Balance
Description	of Sites	(in millions)
Minimal/No Exposure (a)	84	$4
Reserves between $1-10 million	14	47
Reserves over $10 million	6	150
Total	104	$201
(a)

Includes 30 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 6 sites where Occidental has denied liability without challenge, 36 sites where Occidental’s reserves are less than $50,000 each, and 12 sites where reserves are between $50,000 and $1 million each.

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

Since 2004, Occidental Chemical Corporation (OCC) has been served with eleven lawsuits filed in Nicaragua by approximately 2,600 individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. OCC is aware of, but has not been served in, 23 additional cases in Nicaragua, which Occidental understands make similar allegations. In the opinion of management, the claims against OCC are without merit because, among other things, OCC believes that none of the pesticide it manufactured was ever sold or used in Nicaragua. Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. OCC filed a response to the complaints contesting jurisdiction without posting such pre-trial deposit. In 2004, the judge in one of the cases (Osorio Case) ruled the court had jurisdiction over the defendants, including OCC, and that the plaintiffs had waived the requirement of the pre-trial deposit. In order to preserve its jurisdictional defense, OCC elected not to make a substantive appearance in the Osorio Case. In 2005, the judge in the Osorio Case entered judgment against several defendants, including OCC, for damages totaling approximately $97 million. In December 2006, the court in a second case in Nicaragua (Rios Case) entered a judgment against several defendants, including OCC, for damages totaling approximately $800 million. While preserving its jurisdictional defenses, OCC has appealed the judgments in the Osorio and Rios Cases. In September 2007, the plaintiffs in the Osorio Case filed an action in state court in Florida seeking to enforce the Nicaraguan judgment. That action was removed to and is presently pending in federal court. OCC has no assets in Nicaragua and, in the opinion of management, any judgment rendered under the statute, including in the Osorio and Rios Cases, would be unenforceable in the United States.

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees). At September 30, 2007, the notional amount of the guarantees that are subject to the reporting requirements of FIN No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others―an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was approximately $250 million, which consists of Occidental’s guarantees of equity investees’ debt, primarily from the Dolphin Project equity investment, and other commitments.

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

In 2007, Occidental resolved certain legal disputes that resulted in an after-tax gain of $112 million.

10.	Income Taxes

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

Occidental continues to recognize an estimate of potential interest and penalties related to liabilities for unrecognized tax benefits in the provisions for domestic and foreign income and other taxes. The net interest and penalties incurred were immaterial for the three and nine months ended September 30, 2007 and 2006. Occidental’s accrued interest and penalties were $9 million as of January 1, 2007.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 2001 are generally closed for U.S. federal and state corporate income tax purposes. Taxable years 2001 through the current year are in various stages of audit by the U.S. Internal Revenue Service. Foreign government tax authorities are in various stages of auditing Occidental, and income taxes for taxable years from 2002 through 2006 remain subject to examination. Disputes may arise during the course of such audits as to facts and matters of law.

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

11.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and nine months ended September 30, 2007 and 2006 (in millions):

Three months ended September 30	2007		2006
	Pension	Postretirement	Pension	Postretirement
Net Periodic Benefit Costs	Benefit	Benefit	Benefit	Benefit
Service cost	$1	$3	$3	$2
Interest cost	6	8	7	9
Expected return on plan assets	(12)	―	(8)	―
Recognized actuarial loss and other	3	6	1	5
Total	$(2)	$17	$3	$16
Nine months ended September 30	2007		2006
	Pension	Postretirement	Pension	Postretirement
Net Periodic Benefit Costs	Benefit	Benefit	Benefit	Benefit
Service cost	$7	$9	$9	$7
Interest cost	21	27	20	26
Expected return on plan assets	(28)	―	(24)	―
Amortization of prior service cost	―	―	1	―
Recognized actuarial loss and other	3	12	3	14
Total	$3	$48	$9	$47

Occidental contributed $1 million and $3 million to its defined benefit pension plans for the three and nine months ended September 30, 2007, respectively, and does not expect to contribute any more in the remainder of 2007. Occidental contributed $1 million and $3 million to its defined benefit pension plans for the three and nine months ended September 30, 2006, respectively.

12.	Investments in Unconsolidated Entities

In 2007, Occidental sold all of its shares of Lyondell common stock (approximately 21 million shares) for a price of approximately $32 per share and recorded an after-tax gain of $208 million.

13.	Industry Segments

The following table presents Occidental’s industry segment and corporate disclosures (in millions):

				Corporate
	Oil and Gas		Chemical	and Other		Total
Nine months ended September 30, 2007
Net sales	$9,597		$3,530	$140		$13,267
Pretax operating profit (loss)	$5,719	(c)	$507	$(146	)(a)(d)	$6,080
Income taxes	―		―	(2,450	)(b)	(2,450)
Discontinued operations, net	―		―	318	(e)	318
Net income (loss)	$5,719		$507	$(2,278)		$3,948
Nine months ended September 30, 2006
Net sales	$9,244		$3,779	$114		$13,137
Pretax operating profit (loss)	$5,458		$749	$(292	)(a)	$5,915
Income taxes	―		―	(2,583	)(b)	(2,583)
Discontinued operations, net	―		―	(71	)(e)	(71)
Net income (loss)	$5,458		$749	$(2,946)		$3,261
(a)	Includes net interest expense, administration expense, environmental remediation and other pre-tax items.
(b)	Includes all foreign and domestic income taxes from continuing operations.
(c)

Includes a gain of $412 million from the sale of Occidental’s interest in a Russian joint venture, $64 million of gains from the sale of miscellaneous oil and gas interests, net of asset impairments, and a $112 million gain from certain litigation settlements.

(d)

Includes a $326 million pre-tax gain from the sale of 21 million shares of Lyondell, a $167 million pre-tax charge for the redemption and partial repurchase of various debt issues and a $47 million pre-tax provision for a plant closure related to environmental remediation.

(e)

The 2007 discontinued operations amount includes a $226 million after-tax gain from a series of transactions with BP and the after-tax results of the operations of Pakistan and Horn Mountain. The 2006 discontinued operations amount includes a $415 million after-tax loss for the write-off of assets and the after-tax results of the operations of Pakistan, Horn Mountain, Ecuador Block 15 and the Vintage properties held for sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income for the first nine months of 2007 of $3.9 billion, on net sales of $13.3 billion, compared with net income of $3.3 billion, on net sales of $13.1 billion for the same period of 2006. Diluted earnings per common share were $4.69 and $3.78 for the first nine months of 2007 and 2006. Occidental reported net income for the third quarter of 2007 of $1.3 billion, on net sales of $4.8 billion, compared with net income of $1.2 billion, on net sales of $4.4 billion for the same period of 2006. Diluted earnings per common share were $1.58 for the third quarter of 2007, compared with diluted earnings per share of $1.36 for the same period of 2006.

Net income for the three and nine months ended September 30, 2007, included the following after-tax amounts: a $79 million gain from the sale of miscellaneous oil and gas interests, net of oil and gas asset impairments, and a $26 million gain from the sale of 2.4 million shares of Lyondell Chemical Company (Lyondell) common stock. Net income for the first nine months of 2007 also included a $167 million pre-tax interest charge for the redemption and partial repurchase of various debt issues and the following after-tax amounts: a $181 million gain from the sale of 18.6 million shares of Lyondell common stock, a $226 million gain from a series of transactions with BP p.l.c. (BP), a $412 million gain from the sale of Occidental’s interest in a Russian joint venture, a $112 million gain from certain litigation settlements, and a $30 million provision for a plant closure related to environmental remediation. Net income for the nine months ended September 30, 2006, included a $415 million after-tax loss for the write-off of assets.

Net income for the three and nine months ended September 30, 2007, compared to the same periods of 2006, also was impacted by increased depreciation, depletion and amortization (DD&A) rates, higher operating expenses and lower margins for polyvinyl chloride resins. For the three and nine months ended September 30, 2007, crude oil and natural gas production were higher compared to the same periods in 2006. The three months ended September 30, 2007, compared to the same period in 2006 reflected higher crude oil prices, while the 2007 nine-month period reflects lower crude oil prices compared to 2006.

Selected Income Statement Items

The increase in net sales of $439 million for the three months ended September 30, 2007, compared with the same period of 2006, reflected higher crude oil prices and higher crude oil and natural gas production, partially offset by lower chemical prices. The increase in interest, dividends and other income of $95 million for the nine months ended September 30, 2007, compared with the same period of 2006, reflected $112 million of after-tax gains from certain litigation settlements in 2007. The gains on disposition of assets for the nine months ended September 30, 2007, included a $326 million pre-tax gain from the sale of 21 million shares of Lyondell and a gain of $412 million from the sale of Occidental’s interest in a Russian joint venture. The gains on disposition of assets for the three and nine months ended September 30, 2007, included a pre-tax gain of $103 million from the sale of exploration properties in West Africa.

The increases in cost of sales of $231 million and $477 million for the three and nine months ended September 30, 2007, respectively, compared with the same periods of 2006, reflected higher DD&A rates and higher oil and gas production and maintenance costs. The increases in selling, general and administrative and other operating expenses of $61 million and $103 million for the three and nine months ended September, 30, 2007, respectively, compared to the same periods in 2006, included higher stock-based compensation expense and, for the nine month period only, foreign exchange losses in Colombia. Plant closure charges of $47 million are included in environmental remediation expenses for the nine months ended September 30, 2007. The increase in exploration expense of $52 million for the three months ended September 30, 2007, compared to the same period of 2006, was due to an increase in the Middle East/North Africa exploration program and impairments in California. The increase in exploration expense of $126 million for the nine months ended September 30, 2007, compared to the same period of 2006, was due to increases in the Colombia and Middle East/North Africa exploration programs and impairments in California. Interest and debt expense for the nine months ended September 30, 2007, included a $167 million pre-tax charge for the redemption and partial repurchase of various debt issues. Otherwise, interest and debt expense for the three and nine months ended September 30, 2007, compared to the same periods in 2006, reflected lower debt levels in 2007. Discontinued operations for the nine months ended September 30, 2007, included an after-tax gain of $226 million from a series of transactions with BP, as well as the results of operations of these assets before disposal. Discontinued operations for the nine months ended September 30, 2006, included a $415 million after-tax loss for the write-off of assets and the after-tax results of the operations of Pakistan, Horn Mountain, Ecuador and the Vintage Petroleum, LLC (Vintage) properties held for sale.

Selected Analysis of Financial Position

The decrease in short-term investments of $240 million at September 30, 2007, compared with December 31, 2006, was due to the sale of Occidental’s investments in auction rate securities. The increase in receivables, net of $856 million at September 30, 2007, compared with December 31, 2006, was due to higher crude oil and natural gas production and higher crude oil, natural gas, power and NGL volumes in the marketing and trading operations. The increase of $127 million in inventories at September 30, 2007, compared to December 31, 2006, reflects higher materials and supplies in Libya and Colombia and higher purchases from third parties in the marketing and trading operations. The decrease in assets of discontinued operations of $184 million at September 30, 2007, compared with December 31, 2006, was due to the sale of Pakistan operations and an exchange involving the Horn Mountain operations during the second quarter of 2007. The decrease in investments in unconsolidated entities of $590 million at September 30, 2007, compared to December 31, 2006, was due to the sale of 21 million shares of Lyondell common stock and the sale of Occidental’s interest in a Russian joint venture. The increase in property, plant and equipment of $1.4 billion at September 30, 2007, compared with December 31, 2006, was due to capital expenditures in 2007 and various oil and gas acquisitions, partially offset by 2007 DD&A. The increase in other assets of $120 million at September 30, 2007, compared with December 31, 2006, reflected additional line-fill acquired from BP as part of the West Texas Pipeline System.

The increase of $805 million in accounts payable at September 30, 2007, compared to December 31, 2006, was mainly due to higher crude oil, natural gas, power and NGL volumes in the marketing and trading operations. The decrease in accrued liabilities of $255 million at September 30, 2007, compared to December 31, 2006, was due to 2007 payments for contingencies related to acquisitions, accrued interest and lower mark-to-market adjustments on derivative instruments. The decrease in domestic and foreign income taxes of $242 million at September 30, 2007, compared to December 31, 2006, was due to the adoption of FIN 48 and 2007 tax payments. The decrease in long-term debt of $871 million at September 30, 2007, compared to December 31, 2006, was due to the January 2007 debt repurchases under the cash tender offers and the May 2007 redemption of the Vintage senior notes due 2012. The decrease in minority interest of $247 million at September 30, 2007, compared with December 31, 2006, was due to the purchase of the minority interest of a chemical operation. The increase in the contra-equity treasury stock account of $910 million at September 30, 2007, compared with December 31, 2006, was due to the repurchase of approximately 17.4 million shares of stock in the nine months ended September 30, 2007.

Segment Operations

The following table sets forth the sales and earnings of each industry segment and unallocated corporate items (in millions):

	Periods Ended September 30
	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Net Sales
Oil and gas	$3,536	$3,087	$9,597	$9,244
Chemical	1,241	1,265	3,530	3,779
Other	64	50	140	114
Net Sales	$4,841	$4,402	$13,267	$13,137
Segment Earnings
Oil and gas (a)	$2,029	$1,790	$5,719	$5,458
Chemical	212	248	507	749
	2,241	2,038	6,226	6,207
Unallocated Corporate Items
Interest expense, net (a)	(11)	(18)	(186)	(80)
Income taxes	(862)	(858)	(2,450)	(2,583)
Other (a)	(52)	(59)	40	(212)
Income from Continuing Operations	1,316	1,103	3,630	3,332
Discontinued operations, net of tax (a)	8	67	318	(71)
Net Income	$1,324	$1,170	$3,948	$3,261
(a)	Refer to “Significant Items Affecting Earnings”, “Oil and Gas Segment”, “Chemical Segment” and “Corporate and Other” discussions that follow.

Significant Items Affecting Earnings

The following table sets forth the effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Periods Ended September 30
	Three Months				Nine Months
	2007		2006		2007		2006
Oil & Gas
Gain on sale of a Russian joint venture	$	―	$	―		$412	$	―
Legal settlements		―		―		112		―
Gain on sale of oil and gas interests		12		―		35		―
Gain on sale of exploration properties		103		―		103		―
Impairments		(74)		―		(74)		―
Total Oil and Gas		$41	$	―		$588	$	―
Chemical
No Significant Items Affecting Earnings	$	―	$	―	$	―	$	―
Total Chemical	$	―	$	―	$	―	$	―
Corporate and Other
Debt purchase expense	$	―	$	―		$(167)	$	―
Gain on sale of Lyondell shares		42		―		326		―
Facility closure		―		―		(47)		―
Tax effect of pre-tax adjustments		23		―		(11)		―
Discontinued operations, net (1)		8		67		318		(71)
Total Corporate and other		$73		$67		$419		$(71)

Total		$114		$67		$1,007		$(71)
(1)	Amounts shown net of tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations (in millions):

	Periods Ended September 30
	Three Months		Nine Months
	2007	2006	2007	2006
Oil & Gas earnings (a)	$2,029	$1,790	$5,719	$5,458
Chemicals earnings	212	248	507	749
Unallocated corporate & other items	(63)	(77)	(146)	(292)
Pre-tax income	2,178	1,961	6,080	5,915
Income tax expense
Federal and state	363	416	1,085	1,251
Foreign (a)	499	442	1,365	1,332
Total	862	858	2,450	2,583

Income from continuing operations	$1,316	$1,103	$3,630	$3,332
Worldwide effective tax rate	40%	44%	40%	44%
(a)

Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas pre-tax income includes revenue amounts by period (in millions): third quarter 2007—$331 and third quarter 2006—$299, first nine months 2007—$919 and first nine months 2006—$871.

Oil and Gas Segment

	Periods Ended September 30
	Three Months		Nine Months
Summary of Operating Statistics	2007	2006	2007	2006
Net Production per Day:
Crude Oil and Natural Gas Liquids (MBBL)
United States	265	255	259	253
Latin America	73	70	76	68
Middle East/North Africa	109	100	115	111
Natural Gas (MMCF)
United States	604	592	597	585
Latin America	40	35	41	34
Middle East	103	35	54	32
Barrels of Oil Equivalent (MBOE) per day (a)
Consolidated subsidiaries	572	535	566	541
Other interests	(2)	(2)	(3)	(2)
Worldwide production – continuing operations	570	533	563	539
Average Sales Price:
Crude Oil ($/BBL)
United States	$68.83	$62.38	$59.71	$59.74
Latin America	$60.77	$55.19	$53.00	$54.58
Middle East/North Africa	$71.30	$65.84	$63.93	$62.85
Total consolidated subsidiaries	$67.87	$61.85	$59.52	$59.62
Other interests	$74.08	$64.71	$65.30	$64.13
Worldwide production – continuing operations	$67.81	$61.83	$59.47	$59.61
Natural Gas ($/MCF)
United States	$5.90	$5.88	$6.45	$6.79
Latin America	$2.68	$2.08	$2.31	$1.91
Worldwide production – continuing operations	$5.05	$5.42	$5.78	$6.25
(a)	Natural gas volumes have been converted to equivalent BOE based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as a "Mcf") of gas to one barrel of oil.

Oil and gas segment earnings for the three and nine months ended September 30, 2007, were $2.0 billion and $5.7 billion, respectively, compared with $1.8 billion and $5.5 billion of segment earnings for the same periods of 2006. Oil and gas segment earnings for the three and nine months ended September 30, 2007, included pre-tax gains of $12 million from the sale of miscellaneous domestic oil and gas interests and $103 million from the sale of exploration properties, partially offset by a $74 million pre-tax charge from the impairment of assets. Oil and gas earnings for the nine months ended September 30, 2007 also included an after-tax gain of $412 million from the sale of Occidental’s interest in a Russian joint venture, an after-tax gain of $112 million from certain litigation settlements and an additional $23 million pre-tax gain from the sale of domestic oil and gas interests. The increase in oil and gas segment earnings for the third quarter of 2007, compared to the same period of 2006, reflected higher crude oil prices and production volumes, partially offset by increased DD&A rates and higher exploration and operating expenses. In addition to the matters discussed above, oil and gas segment earnings for the nine months ended September 30, 2007, compared to the same period in 2006, reflected lower crude oil and natural gas prices, increased DD&A rates and higher operating expenses, partially offset by higher crude oil and natural gas production.

In the third quarter of 2007, the average West Texas Intermediate (WTI) price was $75.38 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $6.69 per million BTUs, compared to $70.53 per barrel and $6.33 per million BTUs, respectively, for the third quarter of 2006. Occidental’s realized oil price for the third quarter of 2007 was $67.81 per barrel compared to $61.83 per barrel for the third quarter of 2006. A change of 50 cents per million BTUs in domestic NYMEX gas prices impacts quarterly oil and gas segment earnings by approximately $24 million, while a $1.00 per-barrel change in oil prices has a quarterly pre-tax impact of approximately $35 million before the effect of the Dolphin Project (Dolphin).

The increase in production for the three and nine months ended September 30, 2007, compared to the same periods of 2006, was due to the increase in production from Dolphin and the Middle East/North Africa region, Colombia and the full year effect of the 2006 acquisition of oil and gas assets from Plains Exploration and Production Co. (Plains).

Average production cost for the first nine months of 2007 was $12.56 per BOE compared to the average annual 2006 production cost of $11.70 per BOE. The increase was a result of higher field operating and maintenance costs mainly in the U.S. and Latin America.

In September 2007, Occidental sold its exploration properties in West Africa and recorded a pre-tax gain of $103 million.

In June 2007, Occidental completed a fair value exchange under which BP acquired Occidental's oil and gas interests in Horn Mountain and cash and Occidental acquired oil and gas interests in the Permian Basin and a gas processing plant in Texas from BP. Occidental also purchased for cash BP's West Texas Pipeline System and, in a separate transaction, Occidental sold its oil and gas interests in Pakistan to BP. As a result of these transactions, both the Horn Mountain and Pakistan operations were classified as discontinued operations for all periods presented. The nine months of 2007 includes after-tax gains of $226 million related to these transactions.

In January 2007, Occidental sold its interest in a Russian joint venture to TNK-BP for approximately $485 million and recorded an after-tax gain of $412 million.

Chemical Segment

Chemical segment earnings for the three and nine months ended September 30, 2007, were $212 million and $507 million, respectively, compared with $248 million and $749 million for the same periods of 2006. The decrease in chemical segment earnings for the three and nine months ended September 30, 2007, compared with the same periods of 2006, was due to lower margins on polyvinyl chloride resins.

Corporate and Other

In 2007, Occidental sold all of its shares of Lyondell common stock (approximately 21 million shares) for a price of approximately $32 per share and recorded an after-tax gain of $208 million.

In May 2007, Occidental redeemed all $276 million of the outstanding principal amount of its 8.25-percent Vintage senior notes due 2012. In January 2007, Occidental completed cash tender offers for its 10.125-percent senior debentures due 2009, 9.25-percent senior debentures due 2019, 8.75-percent senior notes due 2023, 7.2-percent senior debentures due 2028 and 8.45-percent senior notes due 2029, resulting in the repurchase of a portion of these debt instruments totaling $659 million in principal amount. The redemption and repurchases resulted in a pre-tax interest expense of $167 million.

Liquidity and Capital Resources

Occidental’s net cash provided by operating activities was $4.3 billion for the first nine months of 2007, compared with $4.8 billion for the same period of 2006. The most important drivers for the decrease in operating cash flow in

2007, compared to 2006, were lower chemical margins and the reduction of operating cash flow from discontinued operations partially offset by increases in cash flow provided by oil and gas continuing operations.

Occidental’s net cash used by investing activities was $1.8 billion for the first nine months of 2007, compared with $3.6 billion for the same period of 2006. The 2007 amount included cash proceeds of $672 million from the sale of 21 million shares of Lyondell, $485 million received from the sale of Occidental’s interest in a Russian joint venture, $460 million from the sale of other businesses and properties, and $250 million from the sale of auction rate securities. The 2007 amount also included the cash paid for the acquisitions of the West Texas Pipeline System, a gas processing plant in Texas and various other oil and gas and chemical interests totaling $991 million. The 2006 amount included $1.3 billion in cash consideration paid as part of the Vintage acquisition and $859 million paid for the acquisition of certain oil and gas properties from Plains, partially offset by cash proceeds of $944 million from the Vintage assets held for sale. Capital expenditures for the first nine months of 2007 were $2.5 billion, including $2.3 billion for oil and gas. Capital expenditures for the first nine months of 2006 were $2.0 billion, including $1.8 billion for oil and gas.

Occidental’s net cash used by financing activities was $2.4 billion in the first nine months of 2007, compared with $2.2 billion for the same period of 2006. The 2007 amount included net debt payments of $1.0 billion which included the repurchase of various debt issues under cash tender offers and the redemption of the Vintage senior notes due 2012. The 2007 amount also included $910 million of cash paid for repurchases of 17.4 million shares of Occidental’s common stock at an average price of $52.27 per share through September 30, 2007. The weighted average basic shares for the nine months of 2007 totaled 837.0 million and the weighted average diluted shares totaled 840.9 million. At September 30, 2007, there were 829.7 million basic shares outstanding and 833.7 million shares outstanding on a diluted basis. The share repurchases will continue to be funded solely from available cash from operations. The 2006 amount included $1.3 billion of cash paid for repurchases of Occidental’s common stock.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at September 30, 2007, and cash and cash equivalents totaled $1.5 billion on the September 30, 2007 balance sheet.

At September 30, 2007, under the most restrictive covenants of certain financing agreements, Occidental’s capacity for additional unsecured borrowing was approximately $52 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $20 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

Occidental currently expects to spend approximately $3.5 billion on its 2007 capital spending program. Although its income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements and dividend payments.

In July 2007, Occidental’s Board of Directors authorized an increase in the quarterly dividend to $0.25 per share of common stock compared to the previous quarterly rate of $0.22 per share.

Environmental Liabilities and Expenditures

Stringent federal, state, local and foreign laws and regulations relating to improving or maintaining environmental quality govern Occidental’s operations. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases of substances to the environment. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries currently participate in environmental assessments and cleanups under these laws at third-party sites, currently-owned sites and previously-owned sites.

At September 30, 2007, the current portion of Occidental’s environmental remediation reserves ($79 million) is included in accrued liabilities and the remaining amount ($357 million) is included in deferred credits and other liabilities-other. The following table presents the environmental remediation reserves in three categories of sites ($ amounts in millions):

	Number of	Reserve
	Sites	Balance
CERCLA & equivalent sites	104	$201
Active facilities	21	156
Closed or sold facilities	42	79
Total	167	$436

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

The following table shows additional detail regarding reserves for Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at September 30, 2007:

		Reserve
	Number	Balance
Description	of Sites	(in millions)
Minimal/No Exposure (a)	84	$4
Reserves between $1-10 million	14	47
Reserves over $10 million	6	150
Total	104	$201
(a)

Includes 30 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 6 sites where Occidental has denied liability without challenge, 36 sites where Occidental’s reserves are less than $50,000 each, and 12 sites where reserves are between $50,000 and $1 million each.

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

Since 2004, Occidental Chemical Corporation (OCC) has been served with eleven lawsuits filed in Nicaragua by approximately 2,600 individual plaintiffs. These individuals allege that they have sustained several billion dollars of personal injury damages as a result of their alleged exposure to a pesticide. OCC is aware of, but has not been served in, 23 additional cases in Nicaragua, which Occidental understands make similar allegations. In the opinion of management, the claims against OCC are without merit because, among other things, OCC believes that none of the pesticide it manufactured was ever sold or used in Nicaragua. Under the applicable Nicaraguan statute, defendants are required to pay pre-trial deposits so large as to effectively prohibit defendants from participating fully in their defense. OCC filed a response to the complaints contesting jurisdiction without posting such pre-trial deposit. In 2004, the judge in one of the cases (Osorio Case) ruled the court had jurisdiction over the defendants, including OCC, and that the plaintiffs had waived the requirement of the pre-trial deposit. In order to preserve its jurisdictional defense, OCC elected not to make a substantive appearance in the Osorio Case. In 2005, the judge in the Osorio Case entered judgment against several defendants, including OCC, for damages totaling approximately $97 million. In December 2006, the court in a second case in Nicaragua (Rios Case) entered a judgment against several defendants, including OCC, for damages totaling approximately $800 million. While preserving its jurisdictional defenses, OCC has appealed the judgments in the Osorio and Rios Cases. In September 2007, the plaintiffs in the Osorio Case filed an action in state court in Florida seeking to enforce the Nicaraguan judgment. That action was removed to and is presently pending in federal court. OCC has no assets in Nicaragua and, in the opinion of management, any judgment rendered under the statute, including in the Osorio and Rios Cases, would be unenforceable in the United States.

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees). At September 30, 2007, the notional amount of the guarantees that are subject to the reporting requirements of FIN No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was approximately $250 million, which mostly consists of Occidental’s guarantees of equity investees’ debt, primarily from the Dolphin Project equity investment, and other commitments.

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

Accounting Changes

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement provides companies an option to measure certain financial instruments at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Occidental is currently assessing the effect of the adoption of SFAS No. 159 on its financial statements.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which is effective for the first fiscal year beginning after December 15, 2006. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was used by certain operations of Occidental. When Occidental adopted FSP AUG AIR-1 on January 1, 2007, those operations changed to the deferral method of accounting for planned major maintenance activities. The adoption of FSP AUG AIR-1 was retrospectively applied to all periods presented and the impact to the income statements for the three and nine months ended September 30, 2006 was immaterial.

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

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: exploration risks such as drilling unsuccessful wells; global commodity pricing fluctuations; higher-than-expected costs; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental’s production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental’s products; any general economic recession or slowdown domestically or internationally; regulatory uncertainties; changes in tax rates; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency-improvement project, acquisition or disposition. Words such as “estimate”, “project”, “predict”, “could”, “will”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Occidental’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of the 2006 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2007, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in the 2006 Form 10-K.

Item 4.	Controls and Procedures

Occidental's Chief Executive Officer and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, Occidental's Chief Executive Officer and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2007.

There has been no change in Occidental's internal control over financial reporting during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

This item incorporates by reference the information regarding lawsuits, claims, commitments, contingencies and related matters in Note 9 to the consolidated condensed financial statements in Part I of this Form 10-Q.

An OPC subsidiary is engaged in discussions with the Office of the District Attorney ("ODA") for Ventura County, California, acting on behalf of the California Department of Fish and Game ("Department"), to resolve alleged statutory violations arising from past releases of petroleum and production waters from operations in Ventura County acquired by the subsidiary in early 2006. The ODA seeks civil penalties in excess of $200,000, as well as less than $100,000 for alleged damages to natural resources, injunctive relief in the form of specified corrective measures, and costs of investigation and response incurred by the Department.

Item 2.	Share Repurchase Activities

Occidental’s share repurchase activities as of September 30, 2007, were as follows:

				Total Number	Maximum Number
	Total		Average	of Shares Purchased	of Shares that
	Number		Price	as Part of Publicly	May Yet be Purchased
	of Shares		Paid	Announced Plans	Under the Plans
Period	Purchased		per Share	or Programs (a)	or Programs (a)
First Quarter 2007	6,991,271		$45.89	6,989,956
Second Quarter 2007	4,188,481		$56.42	3,716,500
July 1 – 31, 2007	1,602,039	(b)	$58.23	1,449,900
August 1 – 31, 2007	3,590,200		$54.74	3,590,200
September 1 – 30, 2007	1,044,428	(b),(c)	$60.69	836,400
Third Quarter 2007	6,236,667		$56.63	5,876,500
Total 2007	17,416,419		$52.27	16,582,956	9,093,244 (a)
(a)	In February 2007, Occidental increased the number of shares authorized for its share repurchase program previously announced in 2005, from 40 million to 55 million.
(b)	Occidental purchased 152,139 shares and 206,483 shares in July and September of 2007, respectively, from its defined contribution savings plan.
(c)	Amount includes employee stock-for-stock exercises of 1,545 in September of 2007.

Item 6.	Exhibits
10.1	1996 Restricted Stock Plan for Non-Employee Directors, as amended October 11, 2007
10.2	Amendment to Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors
10.3	Amendment to Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan
10.4	Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (2007 version)
11	Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2007 and 2006
12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2007 and 2006 and for each of the five years in the period ended December 31, 2006

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

OCCIDENTAL PETROLEUM CORPORATION
DATE:	October 31, 2007	/s/ Jim A. Leonard
Jim A. Leonard, Vice President and Controller
(Principal Accounting and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBITS
10.1	1996 Restricted Stock Plan for Non-Employee Directors, as amended October 11, 2007
10.2	Amendment to Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors
10.3	Amendment to Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan
10.4	Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (2007 version)
11	Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2007 and 2006
12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2007 and 2006 and for each of the five years in the period ended December 31, 2006

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002