Form 10-K
period 2007-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2008-02-22
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007	☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 1-9210

Occidental Petroleum Corporation

(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization	Delaware
I.R.S. Employer Identification No.	95-4035997
Address of principal executive offices	10889 Wilshire Blvd., Los Angeles, CA
Zip Code	90024
Registrant’s telephone number, including area code	(310) 208-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
10 1/8% Senior Debentures due 2009	New York Stock Exchange
9 1/4% Senior Debentures due 2019	New York Stock Exchange
Common Stock	New York Stock Exchange

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

☐ YES   ☑ NO

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $47.1 billion, computed by reference to the closing price on the New York Stock Exchange composite tape of $57.88 per share of Common Stock on June 30, 2007. Shares of Common Stock held by each executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of potential affiliate status is not a conclusive determination for other purposes.

At January 31, 2008, there were 822,567,021 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, filed in connection with its May 2, 2008, Annual Meeting of Stockholders, are incorporated by reference into Part III.

TABLE OF CONTENTS

Page

Part I

Items 1 and 2	Business and Properties	3
	General	3
	Oil and Gas Operations	3
	Chemical Operations	4
	Capital Expenditures	4
	Employees	4
	Environmental Regulation	4
	Available Information	4
Item 1A	Risk Factors	5
Item 1B	Unresolved Staff Comments	6
Item 3	Legal Proceedings	6
Item 4	Submission of Matters to a Vote of Security Holders	6
	Executive Officers	6

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities	7
Item 6	Selected Financial Data	9
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
	(Incorporating Item 7A)	9
	Strategy	9
	Oil and Gas Segment	11
	Chemical Segment	16
	Corporate and Other	16
	Segment Results of Operations	16
	Significant Items Affecting Earnings	18
	Taxes	19
	Consolidated Results of Operations	19
	Consolidated Analysis of Financial Position	20
	Liquidity and Capital Resources	21
	Off-Balance-Sheet Arrangements	22
	Lawsuits, Claims, Commitments, Contingencies and Related Matters	23
	Environmental Liabilities and Expenditures	24
	Foreign Investments	26
	Critical Accounting Policies and Estimates	26
	Significant Accounting Changes	28
	Derivative Activities and Market Risk	29
	Safe Harbor Discussion Regarding Outlook and Other Forward-Looking Data	31
Item 8	Financial Statements and Supplementary Data	32
	Management's Annual Assessment of and Report on Internal Control Over Financial Reporting	32
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	33
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	34
	Consolidated Statements of Income	35
	Consolidated Balance Sheets	36
	Consolidated Statements of Stockholders’ Equity	38
	Consolidated Statements of Comprehensive Income	38
	Consolidated Statements of Cash Flows	39
	Notes to Consolidated Financial Statements	40
	Quarterly Financial Data (Unaudited)	73
	Supplemental Oil and Gas Information (Unaudited)	75
	Financial Statement Schedule:
	Schedule II – Valuation and Qualifying Accounts	83
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	84
Item 9A	Controls and Procedures	84
	Disclosure Controls and Procedures	84

Part III

Item 10	Directors, Executive Officers and Corporate Governance	84
Item 11	Executive Compensation	84
Item 12	Security Ownership of Certain Beneficial Owners and Management	84
Item 13	Certain Relationships and Related Transactions and Director Independence	84
Item 14	Principal Accountant Fees and Services	84

Part IV

Item 15	Exhibits and Financial Statement Schedules	85

Part I

ITEMS 1 AND 2    BUSINESS AND PROPERTIES

In this report, “Occidental” refers to Occidental Petroleum Corporation, a Delaware corporation (OPC), and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental conducts its operations through various oil and gas, chemical and other subsidiaries and affiliates. Occidental’s executive offices are located at 10889 Wilshire Boulevard, Los Angeles, California 90024; telephone (310) 208-8800.

GENERAL

Occidental’s principal businesses consist of two industry segments operated by OPC's subsidiaries and affiliates. The subsidiaries and other affiliates in the oil and gas segment explore for, develop, produce and market crude oil, natural gas liquids (NGL) and natural gas. The subsidiaries and other affiliates in the chemical segment (OxyChem) manufacture and market basic chemicals, vinyls and performance chemicals. For financial information by segment and by geographic area, see Note 15 to the Consolidated Financial Statements of Occidental (Consolidated Financial Statements).

For information regarding Occidental's current developments, see the information in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) section of this report.

OIL AND GAS OPERATIONS

General

Occidental’s domestic oil and gas operations are located at the Permian Basin in west Texas and New Mexico, Elk Hills and other locations in California, the Hugoton field in Kansas and Oklahoma, Utah and western Colorado. International operations are located in Argentina, Bolivia, Colombia, Libya, Oman, Qatar, the United Arab Emirates (UAE) and Yemen. For additional information regarding Occidental's oil and gas segment, see the information under the caption “Oil and Gas Segment” in the MD&A section of this report.

Proved Reserves, Production and Properties

The table below shows Occidental’s total oil and natural gas proved reserves and production in 2007, 2006 and 2005. See the MD&A section of this report, Note 16 to the Consolidated Financial Statements and the information under the caption “Supplemental Oil and Gas Information” in Item 8 of this report for certain details regarding Occidental’s oil and gas proved reserves, the estimation process and production by country. On May 1, 2007, Occidental reported to the United States Department of Energy on Form EIA-28 proved oil and gas reserves at December 31, 2006. The amounts reported were the same as those reported in Occidental’s 2006 Annual Report.

Comparative Oil and Gas Proved Reserves and Production

Oil and NGLs in millions of barrels; natural gas in billions of cubic feet; BOE in millions of barrels of oil equivalent

	2007				2006					2005
RESERVES	Oil (a)	Gas	BOE	(b)	Oil	(a)	Gas	BOE	(b)	Oil	(a)	Gas	BOE	(b)
United States	1,707	2,672	2,152		1,660		2,424	2,064		1,616		2,323	2,003
International	519	1,171	714		553		1,300	769		346		1,051	521
Consolidated Subsidiaries (c)	2,226	3,843	2,866	(d)	2,213		3,724	2,833	(d)	1,962		3,374	2,524	(d)
Other Interests (e)	(2)	—	(2)		30		—	30		45		—	45
PRODUCTION
United States	95	216	131		94		214	130		87		199	120
International	70	45	78		66		23	70		48		16	51
Consolidated Subsidiaries (c)	165	261	209		160		237	200		135		215	171
Other Interests (e)	(1)	—	(1)		7		8	8		7		6	8
(a)	Includes natural gas liquids and condensate.
(b)	Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six Mcf of gas to one barrel of oil.
(c)	Occidental has classified its Pakistan, Horn Mountain and Ecuador operations as discontinued operations on a retrospective application basis and excluded them from this table.
(d)

Stated on a net basis and after applicable royalties. Includes reserves related to production-sharing contracts (PSCs) and other economic arrangements. Proved reserves from PSCs in the Middle East/North Africa and from other economic arrangements in the United States were 449 million BOE (MMBOE) and 104 MMBOE in 2007, 486 MMBOE and 119 MMBOE in 2006 and 472 MMBOE and 104 MMBOE in 2005, respectively.

(e)

The 2007 amounts reflect the minority interest in a Colombia subsidiary, partially offset by Occidental's share of reserves and production from an equity investee in Yemen. The 2006 and 2005 amounts include Occidental's share of reserves and production from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

Competition and Sales and Marketing

As a producer of crude oil and natural gas, Occidental competes with numerous other domestic and foreign private and government producers. Crude oil and natural gas are commodities that are sensitive to prevailing global and, in certain cases, local conditions of supply and demand and are sold at “spot” or contract prices or on futures markets to refiners and other market participants. Occidental competes by developing and producing its worldwide oil and gas reserves cost-effectively and acquiring rights to explore in areas with known oil and gas deposits. Occidental also competes by increasing production through enhanced oil recovery projects in mature and underdeveloped fields and making strategic acquisitions. Occidental focuses its operations in its core areas of the United States, the Middle East/North Africa and Latin America.

CHEMICAL OPERATIONS

General

OxyChem manufactures and markets basic chemicals, vinyls and performance chemicals. For additional information regarding Occidental’s chemical segment, see the information under the caption “Chemical Segment” in the MD&A section of this report.

Products and Properties

OxyChem owns and operates chemical manufacturing plants at 23 domestic sites in Alabama, Georgia, Illinois, Kansas, Kentucky, Louisiana, New Jersey, New York, Ohio, Pennsylvania and Texas and at 3 international sites in Brazil, Canada and Chile. OxyChem produces the following chemical products:

Principal Products	Major Uses	Annual Capacity (a)
Basic Chemicals
Chlorine	Chlorovinyl chain and water treatment	4.0 million tons(b)
Caustic Soda	Pulp, paper and aluminum production	4.3 million tons(b)
Chlorinated organics	Silicones, paint stripping, pharmaceuticals and refrigerants	0.9 billion pounds
Potassium chemicals	Glass, fertilizers, cleaning products and rubber	0.3 million tons
Ethylene dichloride (EDC)	Raw material for vinyl chloride monomer (VCM)	2.4 billion pounds (b)
Vinyls
VCM	Precursor for polyvinyl chloride (PVC)	6.2 billion pounds
PVC	Piping, medical, building materials and automotive products	4.3 billion pounds
Performance Chemicals
Chlorinated isocyanurates	Swimming pool sanitation and disinfecting products	131 million pounds
Resorcinol	Tire manufacture, wood adhesives and flame retardant synergist	50 million pounds
Sodium silicates	Soaps, detergents and paint pigments	0.7 million tons
(a)	Estimated at December 31, 2007.
(b)	Includes gross capacity of a joint venture in Brazil, owned 50 percent by Occidental.

CAPITAL EXPENDITURES

For information on capital expenditures, see the information under the heading “Capital Expenditures” in the MD&A section of this report.

EMPLOYEES

Occidental employed approximately 9,700 people at December 31, 2007, 6,600 of whom were located in the United States. Occidental employed approximately 5,200 people in oil and gas operations and 3,100 people in chemical operations. An additional 1,400 people were employed in administrative and headquarters functions. Approximately 800 United States-based employees and 150 foreign-based employees are represented by labor unions.

Occidental has a long-standing policy to provide fair and equal employment opportunities to all people without regard to race, color, religion, ethnicity, gender, national origin, disability, age, sexual orientation, veteran status or any other legally impermissible factor. Occidental maintains diversity and outreach programs.

ENVIRONMENTAL REGULATION

For environmental regulation information, including associated costs, see the information under the heading “Environmental Liabilities and Expenditures” in the MD&A section of this report.

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

Occidental’s financial results typically correlate closely to the volatile prices it obtains for its commodities. Drilling and exploration activity levels, inventory levels, production disruptions, the actions of OPEC, competing fuel prices, prevailing currency exchange rates, price speculation, changes in consumption patterns, weather and geophysical and technical limitations and other matters discussed in this item affect the supply of oil and gas and contribute to price volatility.

Demand and, consequently, the price obtained for Occidental’s chemical products correlate strongly to the health of the United States and global economy, as well as chemical industry expansion cycles. Occidental also depends on feedstocks and energy to produce chemicals, which are commodities subject to significant price fluctuations.

Occidental’s oil and gas business operates in highly competitive environments, which affect, among other things, its profitability and its ability to grow production and replace reserves.

Occidental’s future oil and gas production and its results of operations depend, in part, on its ability to profitably acquire, develop or find additional reserves. Occidental replaces significant amounts of its reserves through acquisitions and large development projects. Occidental has many competitors, some of which are larger and better funded, may be willing to accept greater risks or have special competencies. Industry competition for reserves may influence Occidental to:

➢	shift toward higher risk exploration activity;
➢	pay more for investment opportunities;
➢	purchase properties or take on projects of lesser quality; or
➢	delay expected reserve replacement efforts.

In addition, rising exploration and development activity in the industry generally increases the competition for and costs of, and delays access to, services and supplies needed for production.

Governmental actions and political instability may affect Occidental’s results of operations.

Occidental’s businesses are subject to the decisions of many governments and political interests. As a result, Occidental faces risks of:

➢

changes in laws and regulations, including those related to taxes, royalty rates, permitted production rates, import, export and use of products, environmental protection, climate change and energy security, all of which may increase costs or reduce the demand for Occidental's products;

➢	expropriation or reduction of entitlements to produce hydrocarbons; and
➢	refusal to extend or grant, or delay in the extension or grant of, exploration, production or development contracts.

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

The occurrence of natural disasters, such as earthquakes, hurricanes and floods, and events such as well blowouts, oilfield fires, industrial accidents and other events that cause operations to cease may affect Occidental’s businesses. Third-party insurance may not provide adequate coverage or Occidental may be self-insured with respect to the related losses.

Occidental’s reserves are based on professional judgments and may be subject to revision.

Calculations of reserves depend on estimates concerning reservoir characteristics and recoverability, as well as oil and gas prices, capital costs and operating costs. If Occidental were required to make unanticipated significant negative reserve revisions, its prospects and stock price could be adversely affected.

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

Occidental’s merger, acquisition and divestiture activities carry risks that it may: not fully realize anticipated benefits due to delays; miscalculate reserves or production or experience changed circumstances; bear unexpected integration costs or experience other integration difficulties; experience share price declines based on the market’s evaluation of the activity; assume or retain liabilities that are greater than anticipated; or be unable to resell acquired assets as planned or at planned prices.

Information related to competition, foreign operations, litigation, environmental matters, derivatives and market risks, and oil and gas reserve estimation fluctuations appears under the headings: “Business and Properties — Oil & Gas Operations — Competition and Sales and Marketing,” “MD&A — Oil & Gas Segment — Business Review ,” and “— Industry Outlook” and “Chemical Segment — Business Review,” and “ — Industry Outlook,” “Lawsuits, Claims, Commitments, Contingencies and Related Matters,” “Environmental Liabilities and Expenditures,” “Foreign Investments” and “Critical Accounting Policies and Estimates,” and “Derivative Activities and Market Risk.”

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 3    LEGAL PROCEEDINGS

Two OPC subsidiaries have entered into a settlement with the Office of the District Attorney (ODA) for Ventura County, California, acting on behalf of the California Department of Fish and Game (Department), to resolve alleged statutory violations arising from past releases of petroleum and production waters from operations in Ventura County acquired in early 2006. The settlement requires the subsidiaries to pay $150,000 in civil penalties, $98,640 for alleged damages to natural resources and $109,248 to reimburse costs incurred by the Department, and to install a leak detection system on certain oil and produced water transfer pipelines for an amount no less than $150,000. The settlement is expected to be entered as a Final Judgment and Permanent Injunction by a Ventura County Superior Court in the first quarter of 2008.

For additional information regarding legal proceedings, see the information in Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Occidental’s security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS

The current term of employment of each executive officer of Occidental will expire at the May 2, 2008 organizational meeting of the Board of Directors or when a successor is selected. The following table sets forth the executive officers and significant employees of Occidental:

Name	Age at February 22, 2008	Positions with Occidental and Subsidiaries and Five-Year Employment History
Dr. Ray R. Irani	73	Chairman and Chief Executive Officer since 1990; Director since 1984; Member of Executive Committee and Dividend Committee; 2005-2007, President.
Stephen I. Chazen	61	President since 2007; Chief Financial Officer since 1999; 2005-2007, Senior Executive Vice President; 1994-2004, Executive Vice President — Corporate Development.
Donald P. de Brier	67	Executive Vice President, General Counsel and Secretary since 1993.
Richard W. Hallock	63	Executive Vice President — Human Resources since 1994.
James M. Lienert	55

Executive Vice President — Finance and Planning since 2006; 2004-2006, Vice President; Occidental Chemical Corporation: 2004-2006, President; 2000-2002, Senior Vice President — Basic Chemicals; OxyVinyls: 2002-2004, Senior Vice President.

John W. Morgan	54

Executive Vice President since 2001; 1998-2001, Executive Vice President — Operations; Occidental Oil and Gas Corporation (OOGC): President — Western Hemisphere since 2005; 2004, President; 2001-2004, Executive Vice President — Worldwide Production.

R. Casey Olson	54

Executive Vice President since 2005; 2001-2005, Vice President; OOGC: President — Eastern Hemisphere since 2005; Occidental Development Company: 2004, President; Occidental Middle East Development Company: 2001-2003, President.

James R. Havert	66	Vice President and Treasurer since 1998.
Jim A. Leonard	58	Vice President and Controller since 2005; 2000-2005, Senior Assistant Controller; OOGC: 2000-2005, Senior Vice President — Finance.
B. Chuck Anderson	48	Occidental Chemical Corporation: President since 2006; 2004-2006, Executive Vice President — Chlorovinyls; 2002-2004, Senior Vice President — Basic Chemicals; 2000-2002, President — OxyVinyls.

Part II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

TRADING PRICE RANGE AND DIVIDENDS

This section incorporates by reference the quarterly financial data appearing under the caption “Quarterly Financial Data (Unaudited)” after the Notes to the Consolidated Financial Statements and the information appearing under the caption “Liquidity and Capital Resources” in the MD&A section of this report. Occidental’s common stock was held by 40,214 stockholders of record at December 31, 2007, and by at least 345,000 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded principally on the New York Stock Exchange. The quarterly financial data, which are included in this report after the Notes to the Consolidated Financial Statements, set forth the range of trading prices for the common stock as reported on the composite tape of the New York Stock Exchange and quarterly dividend information.

In May 2006, Occidental amended its Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 1.1 billion. The par value per share remained unchanged.

On August 1, 2006, Occidental effected a two-for-one stock split in the form of a stock dividend to stockholders of record as of that date with distribution of the shares on August 15, 2006. The total number of authorized shares of common stock authorized for issuance and associated par value per share were unchanged by this action. All share and per-share amounts have been adjusted to reflect this stock split.

In 2007, the quarterly dividends declared for the common stock were $0.22 per share for the first two quarters of 2007 and $0.25 for the last two quarters of 2007 ($0.94 for the year). On February 14, 2008, a quarterly dividend of $0.25 per share ($1.00 on an annualized basis) was declared on the common stock, payable on April 15, 2008 to stockholders of record on March 10, 2008. The declaration of future cash dividends is a business decision made by the Board of Directors from time to time, and will depend on Occidental’s financial condition and other factors deemed relevant by the Board.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

All of Occidental's equity compensation plans for its employees and non-employee directors, pursuant to which options, rights or warrants or other equity awards may be granted, have been approved by the stockholders. See Note 12 to the Consolidated Financial Statements for further information on the material terms of these plans.

The following is a summary of the shares reserved for issuance as of December 31, 2007, pursuant to outstanding options, rights or warrants or other equity awards granted under Occidental’s equity compensation plans:

(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)	Weighted-average exercise price of outstanding options, warrants and rights	(c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
9,940,164		$35.83		59,464,546 *
* Includes, with respect to:
•	the 1995 Incentive Stock Plan, 5,602 shares reserved for issuance pursuant to deferred stock units awards;
•

the 2001 Incentive Compensation Plan, 1,235,966 shares at maximum payout level (617,983 at target level) reserved for issuance pursuant to outstanding performance stock awards, 178,000 shares reserved for issuance pursuant to restricted stock unit awards, 577,916 shares reserved for issuance pursuant to deferred stock unit awards and 767 shares reserved for issuance as dividend equivalents on deferred stock unit awards; and

•

the 2005 Long-Term Incentive Plan, 709,734 shares at maximum payout level (354,867 at target level) reserved for issuance pursuant to outstanding performance stock awards, 1,341,797 shares reserved for issuance pursuant to restricted stock unit awards, 1,516,000 shares at maximum payout level (758,000 at target level) reserved for issuance pursuant to outstanding performance-based restricted share units, 784,308 shares at maximum payout level (522,872 at target level) reserved for issuance pursuant to total shareholder return incentive awards and 367,732 shares reserved for issuance pursuant to deferred stock unit awards.

Of the 52,746,724 shares that are not reserved for issuance under the 2005 Long-Term Incentive Plan, approximately 43.3 million shares are available after giving effect to the provision of the plan that each award, other than options and stock appreciation rights, must be counted against the number of shares available for issuance as three shares for every one share covered by award. Subject to the share count requirement, not more than the approximate 43.3 million shares may be issued or reserved for issuance for options, rights and warrants as well as performance stock awards, restricted stock unit awards, performance restricted stock unit awards, total shareholder return incentive awards, stock bonuses and dividend equivalents.

SHARE REPURCHASE ACTIVITIES

Occidental’s share repurchase activities for the year ended December 31, 2007, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
First Quarter 2007	6,991,271		$45.89	6,989,956
Second Quarter 2007	4,188,481		$56.42	3,716,500
Third Quarter 2007	6,236,667		$56.63	5,876,500
October 1 - 31, 2007	758,183	(a,b)	$66.22	437,500
November 1 - 30, 2007	2,012,800		$68.43	2,012,800
December 1 - 31, 2007	443,175	(a)	$70.69	300,000
Fourth Quarter 2007	3,214,158		$68.22	2,750,300
Total 2007	20,630,577		$54.75	19,333,256	6,342,944	(c,d)
(a)	Occidental purchased from the trustee of Occidental's defined contribution savings plan 320,492 shares in October and 143,175 shares in December.
(b)	Amount includes employee stock-for-stock exercises of 191 shares in October 2007.
(c)	Occidental has authorized a buy back of 55 million shares for its share repurchase program.
(d)	In February 2008, Occidental increased the number of shares authorized for its previously announced share repurchase program from 55 to 75 million.

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in Occidental’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with that of Occidental’s peer group over the five-year period ended on December 31, 2007. The graph assumes that $100 was invested in Occidental common stock, in the stock of the companies in the Standard & Poor's 500 Index and in a portfolio of the peer group companies weighted by their relative market values each year and that all dividends were reinvested.

In 2007, Occidental revised its peer group by including two international-based oil and gas companies to reflect the peer companies that Occidental competes against for major global projects and removing Hess Corporation, which is primarily a domestic company with significant refining operations. The revised peer group consists of Anadarko Petroleum Corporation, Apache Corporation, BP p.l.c. (BP), Chevron Corporation, ConocoPhillips, Devon Energy Corporation, ExxonMobil Corporation, Royal Dutch Shell plc and Occidental. Analysis for the revised peer group includes five years of historical performance data as noted above for the common stock of each of the companies. The prior peer group used in the analysis last year consisted of Anadarko Petroleum Corporation, Apache Corporation, Chevron Corporation, ConocoPhillips, Devon Energy Corporation, ExxonMobil Corporation, Hess Corporation and Occidental.

12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
$100	$153	$216	$301	$374	$599
100	126	163	194	255	333
100	125	156	182	226	283
100	129	143	150	173	183

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

ITEM 6    SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data

Dollar amounts in millions, except per-share amounts

For the years ended December 31,	2007	2006	2005	2004	2003
RESULTS OF OPERATIONS (a)
Net sales	$18,784	$17,175	$14,153	$10,400	$8,598
Income from continuing operations	$5,078	$4,202	$4,838	$2,197	$1,410
Net income	$5,400	$4,191	$5,293	$2,574	$1,537
Basic earnings per common share from continuing operations	$6.08	$4.93	$6.00	$2.78	$1.84
Basic earnings per common share	$6.47	$4.92	$6.56	$3.25	$2.00
Diluted earnings per common share	$6.44	$4.87	$6.47	$3.21	$1.98
FINANCIAL POSITION (a)
Total assets	$36,519	$32,431	$26,170	$21,440	$18,210
Long-term debt, net and trust preferred securities (b)	$1,741	$2,619	$2,873	$3,345	$4,446
Stockholders’ equity	$22,823	$19,252	$15,091	$10,597	$7,970
MARKET CAPITALIZATION (c)	$63,573	$41,013	$32,121	$23,153	$16,349
CASH FLOW
Cash provided by operating activities	$6,798	$6,353	$5,337	$3,878	$3,074
Capital expenditures	$(3,497)	$(2,987)	$(2,295)	$(1,703)	$(1,481)
Cash provided (used) by all other investing activities, net	$369	$(1,396)	$(866)	$(725)	$(650)
DIVIDENDS PER COMMON SHARE	$0.94	$0.80	$0.645	$0.55	$0.52
BASIC SHARES OUTSTANDING (thousands)	834,932	852,550	806,600	791,159	767,887
(a)

See the MD&A section of this report and the "Notes to Consolidated Financial Statements" for information regarding accounting changes, asset acquisitions and dispositions, discontinued operations, environmental remediation, other costs and other items affecting comparability.

(b)	On January 20, 2004, Occidental redeemed the trust preferred securities.
(c)	Market capitalization is calculated by multiplying the year-end total shares of common stock outstanding, net of shares held in treasury stock, by the year-end closing stock price.

ITEM 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) (Incorporating Item 7A)

STRATEGY

General

In this report, "Occidental" refers to Occidental Petroleum Corporation, a Delaware corporation (OPC), and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental’s business is divided into two segments conducted through oil and gas subsidiaries and their affiliates and chemical subsidiaries and their affiliates. Occidental aims to generate superior total returns to stockholders using the following strategy:

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

At Occidental, maintaining financial discipline means investing capital in projects that management expects will generate above-cost-of-capital returns throughout the business cycle. During periods of high commodity prices, Occidental expects to use most of its cash flow after capital expenditures to enhance stockholders' returns by continuing its program for evaluating dividend increases and potential stock repurchases.

The chemical business is not managed with a growth strategy. Capital is expended to operate the chemical business in a safe and environmentally sound way, to sustain production capacity and to focus on projects designed to improve the competitiveness of these assets. Asset acquisitions may be pursued when they are expected to enhance the existing core chlor-alkali and polyvinyl chloride (PVC) businesses. Historically, the chemical segment has generated cash flow exceeding its normal capital expenditure requirements.

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

In addition, Occidental has continued to make capital contributions and investments in the Dolphin Project in Qatar and the United Arab Emirates (UAE), the Mukhaizna project in Oman, and Libya for continued growth opportunities.

Occidental’s overall performance during the past several years reflects the successful implementation of its strategy to enhance the development of mature fields, beginning with the acquisition of the Elk Hills oil and gas field in California in 1998, followed by a series of purchases in the Permian Basin in west Texas and New Mexico and the integration of Vintage Petroleum, Inc. (Vintage) and Plains Exploration and Production Company (Plains) operations acquired in 2006.

At the end of 2007, the Elk Hills and Permian assets made up 66 percent of Occidental’s consolidated proven oil reserves and 44 percent of its consolidated proven gas reserves. On a barrels of oil equivalent (BOE) basis, these assets accounted for 61 percent of Occidental’s consolidated reserves. In 2007, the combined production from these assets averaged approximately 286,000 barrels of oil equivalent (BOE) per day.

Chemical

Segment Income

($ millions)

OxyChem’s strategy is to be a low-cost producer in order to maximize its cash flow generation. OxyChem concentrates on the chlorovinyls chain beginning with chlorine, which is coproduced with caustic soda, after which chlorine and ethylene are converted through a series of intermediate products into PVC. OxyChem's focus on chlorovinyls permits it to take advantage of economies of scale.

Key Performance Indicators

General

Occidental seeks to ensure that it meets its strategic goals by continuously measuring its success in maintaining below average debt levels and top quartile performance compared to its peers in:

➢	Total return to stockholders;
➢	Return on equity;
➢	Return on capital employed; and
➢

Other segment-specific measurements such as profit per unit produced, cost to produce each unit, cash flow per unit, cost to find and develop new reserves, reserves replacement percentage and other similar measures.

Debt Structure

Occidental’s year-end 2007 total debt-to-capitalization ratio declined to 7 percent from 36 percent at the end of 2003. During that time, Occidental has reduced its debt over 60 percent while increasing its stockholders' equity by 186 percent.

Since the second quarter of 2005, Occidental’s long-term senior unsecured debt has been rated A- by Standard and Poor’s Corporation, A3 by Moody’s Investors Service (Moody's), and A(Low) by Dominion Bond Rating Service. In July 2007, Fitch Ratings upgraded Occidental's long-term senior unsecured debt rating from A- to A. In December 2007, Moody's and Standard and Poor's raised their outlook on Occidental's credit ratings from stable to positive. A security rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.

Return on Equity

Annual 2007 (a)	Three-Year Average 2005 - 2007 (b)
26%	29%
(a)	The Return on Equity for 2007 was calculated by dividing Occidental's 2007 net income by the average equity balance in 2007.
(b)	The three-year average Return on Equity was calculated by dividing the average net income over the three-year period 2005-2007 by the average equity balance over the same period.

Occidental has focused on achieving top quartile return on equity. In 2007, Occidental's return on equity was 26 percent and the three-year average return on equity was 29 percent. During the same three-year period, Occidental increased its stockholders’ equity by 115 percent and its annual dividend by 82 percent while its stock price increased by 164 percent.

OIL AND GAS SEGMENT

Business Environment

Oil and gas prices are the major variables that drive the industry’s short and intermediate term financial performance. Average yearly oil prices strengthened in 2007 over 2006 levels and ended the year higher than 2006 year-end levels. During 2007, Occidental experienced an improvement in its price differential between the average West Texas Intermediate (WTI) price and Occidental's realized prices. Occidental’s realized price as a percentage of WTI was approximately 90 percent and 87 percent for 2007 and 2006, respectively. Prices and differentials can vary significantly, even on a short-term basis, making it difficult to forecast realized prices. The average WTI market price for 2007 was $72.32 per barrel compared with $66.23 per barrel in 2006. Occidental's average realized price for oil in 2007 was $64.77 per barrel, compared with $57.81 per barrel in 2006.

The average New York Mercantile Exchange (NYMEX) domestic natural gas prices decreased approximately 9 percent from 2006. For 2007, NYMEX gas prices averaged $7.12/Mcf compared with $7.82/Mcf for 2006.

Business Review

All production and reserves figures are net to Occidental unless otherwise specified.

Worldwide Production

(thousands BOE/day)

Acquisitions and Dispositions

In June 2007, Occidental completed a fair value exchange in which BP p.l.c. (BP) acquired Occidental's oil and gas interests in Horn Mountain and received cash. Occidental acquired oil and gas interests in the Permian Basin and a gas processing plant in Texas from BP. Occidental also sold its oil and gas interests in Pakistan to BP. As a result of these transactions, both the Horn Mountain and Pakistan operations were classified as discontinued operations for all periods presented. The twelve months of 2007 include after-tax gains of $230 million related to these transactions.

In January 2007, Occidental sold its 50-percent joint venture interest in Russia for an after-tax gain of approximately $412 million.

Permian Basin

The Permian Basin extends throughout southwest Texas and southeast New Mexico and is one of the largest and most active oil basins in the United States, with the entire basin accounting for approximately 19 percent of the total United States oil production. Occidental is the largest producer in the Permian Basin with an approximate 16-percent net share of the total Permian Basin oil production. Occidental also produces and processes natural gas and natural gas liquids (NGL) in the Permian Basin.

A significant portion of Occidental's Permian Basin interests were obtained through the acquisition of Altura Energy Ltd. in 2000. Additional acquisitions of oil and gas producing property interests were subsequently made. Occidental's total share of Permian Basin oil, gas and NGL production averaged approximately 198,000 BOE per day in 2007. At the end of 2007, Occidental's Permian Basin properties had 1.2 billion BOE in proved reserves.

Occidental's Permian Basin production is diversified across a large number of producing areas. In 2007, Wasson San Andres was Occidental's largest Permian producing field with an average of approximately 38,000 BOE per day of production and with 311 million BOE of proved reserves at year-end. This field represents 19 percent of Occidental's 2007 daily Permian Basin production and 26 percent of its year-end Permian Basin proved reserves.

Occidental’s interests in the Permian Basin offer additional development and exploitation potential. During 2007, Occidental drilled approximately 225 wells on its operated properties and participated in additional wells drilled on outside-operated interests. Occidental conducted significant development activity on nine carbon dioxide (CO2) projects during 2007, including implementation of new floods and expansion of existing CO2 floods. Occidental also focused on improving the performance of existing wells. Occidental had an average of 127 well service units working in the Permian area during 2007 performing well maintenance and workovers.

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

California

Elk Hills

Occidental's interest at Elk Hills includes the Elk Hills oil and gas field in the southern portion of California’s San Joaquin Valley, which it operates with an approximately 78-percent interest, and other non-unit properties. The Elk Hills field is the largest producer of gas in California. Oil and gas production in 2007 from the Elk Hills properties was approximately 88,000 BOE per day. During 2007, Occidental continued to perform infill drilling, field extensions and recompletions identified by advanced reservoir characterization techniques, resulting in 246 new wells being drilled and 507 wells being worked over. At the end of 2007, the Elk Hills properties had an estimated 519 million BOE of proved reserves.

Vintage Production California

In 2006, Occidental combined its California properties acquired from Vintage and Plains with existing California properties (excluding the Elk Hills, THUMS and Tidelands Oil Production Company (Tidelands) properties). The combined properties produce oil and gas from more than 50 fields, located mainly in the Ventura, San Joaquin and Sacramento basins.

Oil and gas production from Vintage Production California in 2007 averaged approximately 22,000 BOE per day. At the end of 2007, the combined properties had an estimated 138 million BOE of proved reserves.

THUMS and Tidelands

Occidental owns THUMS, which conducts the field operations for an oil production unit offshore Long Beach, California. Occidental acquired Tidelands in 2006. Tidelands is the contract operator for an onshore oil production unit in Long Beach, California. Occidental's share of production and reserves from both properties is subject to contractual arrangements similar to a production sharing contract (PSC), whereby Occidental’s share of production and reserves vary inversely with oil prices. These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts.

For 2007, Occidental's production from THUMS averaged 20,000 BOE per day and proved reserves totaled 97 million BOE at year-end.

Hugoton and Other

Occidental owns a large concentration of gas reserves, production interests and royalty interests in the Hugoton area of Kansas and Oklahoma.

Occidental also has over 29,000 net acres in the Piceance Basin in western Colorado. During 2007, Occidental drilled 56 wells in the basin.

In 2007, Occidental’s Hugoton and other operations produced approximately 30,000 BOE per day. At December 31, 2007, proved reserves totaled 154 million BOE from Hugoton and other operations.

Middle East/North Africa

Dolphin Project

Occidental's investment in the Dolphin Project, which was acquired in 2002, consists of two separate economic interests held through two separate legal entities. One entity, OXY Dolphin E&P, LLC, owns a 24.5-percent undivided interest in the assets and liabilities associated with a Development and Production Sharing Agreement (DPSA) with the Government of Qatar to develop and produce natural gas and NGLs in Qatar’s North Field for 25 years from the start of production, with a provision to request a 5-year extension. This undivided interest is proportionately consolidated in Occidental's financial statements.

A second entity, OXY Dolphin Pipeline, LLC, owns 24.5 percent of the stock of Dolphin Energy Limited (Dolphin Energy), and is recorded as an equity investment.

Dolphin Energy is the operator under the DPSA on behalf of the three DPSA participants, including Occidental. Dolphin Energy owns and operates a 230-mile-long, 48-inch natural gas pipeline, which transports dry natural gas from Qatar to the UAE. The transportation of gas through the pipeline started in the first quarter of 2007 using third-party natural gas and production under the DPSA began in July 2007 from Qatar’s North Field replacing the third-party natural gas. These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts. Occidental’s share of production was approximately 36,000 BOE per day in the fourth quarter of 2007 with production expected to increase to approximately 55,000 BOE per day in 2008. At December 31, 2007, Occidental’s share of proved oil and gas reserves from the Dolphin Project was 234 million BOE.

The Dolphin Project is expected to cost approximately $5.7 billion in total, including investments in the local UAE eastern gas distribution system, the Al Ain-Fujairah and Taweelah-Fujairah pipelines, which were added to improve the natural gas distribution system but were not contained in the original scope of the Dolphin Project. Occidental expects to invest approximately $1.4 billion of this total, with $1.1 billion invested as of December 31, 2007.

At the end of 2007, all offshore facilities within the original scope of the project have been completed along with construction of three of the four trains in the onshore gas processing and compression plant at Ras Laffan. The fourth train is expected to be completed in the first quarter of 2008.

The pipeline has a capacity to transport up to 3.2 billion cubic feet (Bcf) of natural gas per day. Demand for natural gas in the UAE and Oman continues to grow and Dolphin Energy’s customers have requested additional gas supplies. To help fulfill this growing demand, Dolphin Energy will continue to pursue an agreement to secure an additional supply of gas from Qatar.

Qatar

In addition to the Dolphin Project, Occidental participates in two production projects in Qatar: Idd El Shargi North Dome (ISND) and Idd El Shargi South Dome (ISSD). In 2007, Occidental continued development of the ISND and ISSD fields to recover additional reserves through advanced drilling techniques and waterflood expansion. Capital expenditures in Qatar for the ISND and ISSD projects were $237 million in 2007.

In October 2007, Occidental acquired Anadarko Petroleum Corporation’s 92.5-percent interest in an exploration and production sharing agreement covering Blocks 12 and 13 located offshore Qatar. Block 13 is an exploration block.

These projects do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts. Occidental’s production from Block 12, ISND and ISSD averaged 48,000 BOE in 2007. Proved reserves reported for these properties totaled 128 million BOE at December 31, 2007.

Yemen

Occidental owns contractual interests in three producing blocks in Yemen, including a 38-percent direct-working interest in the Masila field, a 40.4-percent interest in the East Shabwa field, comprising a 28.6-percent direct-working interest and an 11.8-percent equity interest in an unconsolidated entity, and a 75-percent interest in Block S-1, which was part of the Vintage acquisition. In addition, Occidental owns an 80-percent working interest in Block 20 and is currently awaiting final approval from the Yemen government for a 75-percent working interest in Block 75.

These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts.

At December 31, 2007, production from the Yemen properties was 27,000 BOE per day and proved reserves totaled 24 million BOE.

Oman

In Oman, Occidental is the operator of Block 9 and Block 27, with a 65-percent working interest in each, Block 53, with a 45-percent working interest, and Block 54, with a 70-percent working interest. Occidental’s share of production from Blocks 9, 27 and 53 averaged 25,000 BOE per day in 2007.

The Block 9 agreement provides for two 10-year extensions and Occidental and its partner agreed with the Government of Oman to the first 10-year extension through December 7, 2015.

Occidental and its partners signed a 30-year PSC for the Mukhaizna field (Block 53) with the Government of Oman in 2005. In September 2005, Occidental assumed operations of the Mukhaizna field. The Mukhaizna field, located in Oman’s south central interior, was discovered in 1975 and was brought into production in 2000. By the end of 2007, Occidental had drilled over 175 new wells and continued implementation of a major pattern steam flood project. As of year-end 2007, the exit rate of gross daily production had nearly tripled from the production rate of September 2005. Occidental plans to steadily increase production through continued expansion of the steam flood project.

The exploitation term for Block 27 is 30 years beginning in September 2005. Occidental and its partners began production in June 2006.

Occidental and its partners signed a new PSC for Block 54 with the Government of Oman in June 2006 with an initial exploration phase of four years.

These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts.

Occidental’s proved reserves for all the Oman properties totaled 65 million BOE at December 31, 2007.

Libya

In 2005, Occidental signed an agreement with the Libya National Oil Corporation (NOC) which allowed it to re-enter the country and participate in exploration and production operations in the Sirte Basin, which it left in 1986 pursuant to United States law. This re-entry agreement allowed Occidental to return to its Libyan operations on generally the same terms in effect when activities were suspended. Occidental’s rights in the producing fields extend through 2009 and early 2010. These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts. Production during 2007 averaged 22,000 BOE per day. At year-end 2007, proved reserves reported for Occidental’s Libya assets totaled 16 million BOE.

In November 2007, Occidental announced that it had reached an agreement with NOC on new 30-year contracts for major field redevelopment and exploration in the Sirte Basin. The new contracts are subject to approval of the Libyan government. Total expected capital investment is estimated to be $5 billion over the next five years, of which Occidental's portion will be approximately $1.9 billion. Under the new contracts, Occidental (which has a 75-percent working interest) and its partner would pay a signature bonus of $1 billion, of which Occidental's share is $750 million and which is payable over a three-year period. Occidental and its partner would also contribute 50 percent of the development capital to the project and receive approximately 10 to 12 percent of the gross production, depending on the specific field.

Latin America

Argentina

Substantially all of Occidental’s Argentina assets were obtained as part of the acquisition of Vintage in 2006. The assets consist of 23 concessions located in the San Jorge Basin in southern Argentina and the Cuyo Basin and Neuquén Basin in western Argentina. Occidental operates 20 of the concessions with a 100-percent working interest.

During 2007, Occidental drilled 153 new wells and performed a number of recompletions and well repairs. Occidental expects to increase production significantly over the next four years through aggressive drilling, waterflooding and EOR projects. In 2008, Occidental plans to drill 220 wells, complete the eight waterflood projects initiated in 2007 and implement a number of new waterflood projects.

Occidental’s share of production from Argentina averaged 36,000 BOE per day in 2007. Proved reserves from these assets totaled 177 million BOE at December 31, 2007.

Bolivia

In 2006, Occidental’s operating subsidiary acquired working interests in four blocks located in the Tarija, Chuquisaca and Santa Cruz regions of Bolivia as part of the Vintage acquisition. At the end of 2006, Occidental signed two new operation contracts with commercial terms that provide Bolivia with greater operational control and control over the commercialization of hydrocarbons. These contracts went into effect in May 2007.

Colombia

Occidental is the operator under four contracts within the Llanos Norte Basin: the Cravo Norte, Rondón, Cosecha, and Chipirón Association Contracts. Occidental’s working interests under the four contracts are 42 percent, 44 percent, 53 percent and 61 percent, respectively. Colombia's national oil company, Ecopetrol, operates the Caño Limón-Coveñas oil pipeline and marine-export terminal. The pipeline transports oil produced from the Llanos Norte Basin for export to international markets.

In the Middle-Magdalena Basin, Occidental signed an agreement with Ecopetrol in 2005 for an EOR project in the La Cira-Infantas (LCI) field, in which Occidental holds a 48-percent working interest. In December 2006, Occidental entered into the commercial phase of the project. Production from the field is transported by Ecopetrol through its pipeline and sold to Ecopetrol refineries.

Additionally, Occidental holds various working interests in five exploration blocks.

Occidental's share of 2007 production from its Colombia operations was 37,000 BOE per day and proved reserves reported for these interests totaled 57 million BOE at the end of 2007.

Production-Sharing Contracts

Occidental conducts its operations in Qatar, Oman and Yemen under PSCs and, under such contracts, receives a share of production and reserves to recover its costs and an additional share for profit. In addition, Occidental's share of production and reserves from THUMS and Tidelands are subject to contractual arrangements similar to a PSC. These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts. Occidental’s share of production and reserves from these contracts decreases when oil prices rise and increases when oil prices decline. Overall, Occidental’s net economic benefit from these contracts is greater at higher oil prices.

Proved Reserves

Proved Reserves - Evaluation and Review Process

A senior corporate officer of Occidental is responsible for the internal audit and review of its oil and gas reserves data. In addition, a Corporate Reserves Review Committee (Reserves Committee) has been established, consisting of senior corporate officers, to monitor and review Occidental's oil and gas reserves. The Reserves Committee reports to the Audit Committee of Occidental's Board of Directors periodically throughout the year. Occidental has retained Ryder Scott Company, L.P. (Ryder Scott), independent petroleum engineering consultants, to review its annual oil and gas reserve estimation processes since 2003.

Again in 2007, Ryder Scott has compared Occidental’s methods and procedures for estimating oil and gas reserves to generally accepted industry standards and has reviewed certain data, methods and procedures used in estimating reserves volumes, the economic evaluations and reserves classifications. Ryder Scott reviewed the specific application of such methods and procedures for a selection of oil and gas fields considered to be a valid representation of Occidental’s total reserves portfolio. In 2007, Ryder Scott reviewed approximately 10 percent of Occidental’s oil and gas reserves. Since being engaged in 2003, Ryder Scott has reviewed Occidental’s reserve estimation methods and procedures for approximately 57 percent of Occidental’s reported oil and gas reserves.

Based on this review, including the data, technical processes and interpretations presented by Occidental, Ryder Scott has concluded that the methodologies used by Occidental in preparing the relevant estimates generally comply with current Securities and Exchange Commission (SEC) standards. Ryder Scott has not been engaged to render an opinion as to the reserves volumes reported by Occidental.

Proved Reserve Additions

Occidental's consolidated subsidiaries had proved reserves at year-end 2007 of 2,866 million BOE, as compared with the year-end 2006 amount of 2,833 million BOE. The increase in the consolidated subsidiaries’ reserves from all sources was 242 million BOE, which was comprised of an increase of 297 million BOE from proved developed reserves, partially offset by a decrease of 55 million BOE from proved undeveloped reserves.

Proved developed reserves represented approximately 80 percent of Occidental’s total proved reserves at year-end 2007 compared to 78 percent at year-end 2006.

Proved Reserve Additions - Consolidated Subsidiaries - 2007

In Millions of BOE
Revisions of previous estimates	(95)
Improved Recovery	253
Extensions and Discoveries	24
Purchases	60
Total Additions	242

Proved reserves consisted of 78 percent crude oil and condensate and 22 percent natural gas.

Revisions of Previous Estimates

In 2007, Occidental experienced a reduction of 95 million BOE of proved reserves through negative revisions of previous estimates, primarily in the Dolphin Project, Qatar, Elk Hills, THUMS and Argentina, partially offset by positive revisions in Permian and Hugoton. Oil price changes affect proved reserves recorded by Occidental. For example, if oil prices increased by $5 per barrel, less oil volume is required to recover costs, and PSCs would reduce Occidental's share of proved reserves by approximately 8 million BOE. Conversely, if oil prices dropped by $5 per barrel, Occidental's share of proved reserves would increase by a similar amount. Oil price changes also tend to affect the economic lives of proved reserves from other contracts, in a manner partially offsetting the PSC reserve volume changes. Apart from the effects of product prices, Occidental believes its approach to interpreting technical data regarding oil and gas reserves makes it more likely future reserve revisions will be positive rather than negative.

Improved Recovery

In 2007, Occidental added reserves of 253 million BOE through improved recovery. In the United States, improved recovery additions were 64 million BOE in the Elk Hills field, 52 million BOE in the Permian Basin and 29 million BOE in western Colorado. Foreign additions included 32 million BOE in Oman, 17 million BOE in Colombia and 15 million BOE in Qatar. The Elk Hills operations employ infill drilling and both gas flood and water flood techniques. In the Permian Basin, the increased reserves were primarily attributable to enhanced recovery techniques, such as drilling additional CO2 flood and water flood wells.

Extensions and Discoveries

Occidental obtains reserve additions from extensions and discoveries, which are dependent on successful exploitation programs. In 2007, as a result of such programs, Occidental added reserves of 24 million BOE, including 15 million BOE in Argentina, 3 million BOE in Oman and 2 million BOE in the Permian Basin.

The success of improved recovery, extension and discovery projects depends on reservoir characteristics and technology improvements, as well as oil and gas prices, capital costs and operating costs. Many of these factors are outside of management's control, and will affect whether or not these historical sources of reserve additions continue at similar levels.

Purchases of Proved Reserves

In 2007, Occidental purchased reserves of 60 million BOE, of which 50 million BOE were in the United States and 10 million BOE were in the Middle East/North Africa. Occidental continues to add reserves through acquisitions when properties are available at prices it deems reasonable. Acquisitions are dependent on successful bidding and negotiating of oil and gas contracts at attractive terms. As market conditions change, the available supply of properties may increase or decrease accordingly.

Proved Undeveloped Reserves

Occidental had proved undeveloped reserve additions of 202 million BOE resulting from improved recovery, extensions and discoveries and purchases, primarily in the Elk Hills field, the Permian Basin, Oman and Argentina. Elk Hills provided 19 percent of this increase. These proved undeveloped reserve additions were offset by reserve transfers to the proved developed category as a result of 2007 development programs. The Dolphin Project transferred 101 million BOE to the proved developed category during 2007, with no remaining undeveloped reserves at year end. In the United States, the Elk Hills field and the Permian Basin each transferred 21 million BOE into proved developed reserves from proved undeveloped reserves.

Industry Outlook

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces. Crude oil and natural gas prices are affected by market fundamentals such as weather, inventory levels, competing fuel prices, overall demand and the availability of supply.

Worldwide oil prices rose throughout 2007 and reached historical highs during the last half of the year. Continued economic growth, resulting in increased demand, and concerns about supply availability, could result in continued high prices. A lower demand growth rate could result in lower crude oil prices.

Oil prices have significantly affected profitability and returns for Occidental and other upstream producers. Oil prices cannot be predicted with any certainty. The WTI price has averaged approximately $38 per barrel over the past ten years. However, the industry has historically experienced wide fluctuations in prices. See the "Oil and Gas Segment — Business Environment" section above for further information.

While local supply/demand fundamentals are a decisive factor affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence. Over the last ten years, the NYMEX gas price has averaged approximately $5.03 per Mcf.

CHEMICAL SEGMENT

Business Environment

The chemical segment results decreased in 2007 due to the softening United States housing market and continued high feedstock costs, which led to lower margins in the PVC business. This was partially offset by an increase in demand for United States products in export markets in 2007 aided by expanding international economies along with favorable foreign currency exchange rates.

Business Review

Basic Chemicals

During 2007, demand and pricing for basic chemical products generally remained strong, although demand for domestic chlorine slightly weakened compared to 2006 due to a slowdown in the United States housing sector. Domestic industry demand for liquid caustic soda in 2007 was virtually flat compared to the prior year; however, industry export demand increased over 2006. Export demand was supported by increasing alumina capacity in South America as well as favorable currency exchange rates. Margins in 2007 continued at 2006 levels as pricing and feedstock costs remained relatively unchanged. Pricing for liquid caustic soda started the year strong and increased every quarter of 2007 aided by unplanned global supply disruptions and a strong export market. OxyChem’s chlor-alkali operating rate for 2007 was 92 percent, which was the same as the industry average operating rate for 2007.

Vinyls

Domestic demand for PVC in 2007 was 5 percent below 2006 as a result of the significant slump in housing. This was partially offset by exports from the United States, which were up 40 percent in 2007 over 2006, resulting in overall demand for PVC being down 2 percent in 2007. Compared to 2006, margins in 2007 decreased as price increases were not able to compensate for raw material cost increases. From early 2007 to the end of the year, industry PVC prices increased by 31 percent while the cost of ethylene increased by 56 percent. OxyChem operated its PVC facilities at an average operating rate of 78 percent for 2007, compared to the North American industry average of 85 percent.

Industry Outlook

In 2007, Occidental's chemical business earnings were lower than 2006, primarily due to the weakening of the United States housing market.

Future performance will depend on the recovery of United States construction activity, global economic activity, the competitiveness of the United States in the world economy, feedstock and energy pricing, and the impact of additional production capacity entering the market place.

Basic Chemicals

Forecasts of a slowing United States economy offset by a continued strong export market in 2008 are expected to result in demand levels similar to 2007 levels. Despite continued pressure on the vinyls market, margins in 2008 are expected to remain similar to 2007, but could weaken in the second half due to the anticipated impact of capacity additions in mid 2008.

Vinyls

Industry-wide PVC operating rates are expected to be lower in 2008 as a result of weak demand, especially in housing, coupled with the start-up of new capacity in the first half of the year. Exports of United States produced products are expected to maintain their competitive advantage due to the weak United States dollar. Cost pressures are also expected to continue due to high feedstock costs.

CORPORATE AND OTHER

Corporate and Other includes investments in two cogeneration facilities in Taft, Louisiana and Ingleside, Texas and two common carrier pipelines in the Permian Basin, one of which was purchased in 2007, which are used in corporate-directed activities.

In 2007, Occidental resolved certain legal disputes that resulted in a gain of approximately $112 million.

On August 1, 2006, Occidental effected a two-for-one stock split in the form of a stock dividend to stockholders of record as of that date with distribution of the shares on August 15, 2006. All share and per share amounts discussed and disclosed in this Annual Report on Form 10-K reflect the effect of the stock split.

In October 2006, Occidental sold 10 million shares of Lyondell Chemical Company's (Lyondell) common stock in a registered public offering for a pre-tax gain of $90 million and gross proceeds of $250 million. In 2007, Occidental sold all of its remaining shares of Lyondell common stock (approximately 21 million shares) for a pre-tax gain of $326 million and gross proceeds of $672 million.

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

The following table sets forth the sales and earnings of each operating segment and corporate items:

In millions, except per share amounts

For the years ended December 31,	2007	2006	2005
NET SALES
Oil and Gas	$13,918	$12,190	$9,361
Chemical	4,664	4,815	4,641
Other (a)	202	170	151
	$18,784	$17,175	$14,153
EARNINGS(LOSS)
Oil and Gas (b)	$8,318	$6,880	$5,662
Chemical (c)	601	906	614
	8,919	7,786	6,276
Unallocated corporate items
Interest expense, net (d)	(199)	(131)	(201)
Income taxes (e)	(3,507)	(3,354)	(1,841)
Other (f)	(135)	(99)	604
Income from continuing
operations	5,078	4,202	4,838
Discontinued operations, net (g)	322	(11)	452
Cumulative effect of changes in
accounting principles, net	—	—	3
Net Income	$5,400	$4,191	$5,293
Basic Earnings per
Common Share	$6.47	$4.92	$6.56
(a)	These amounts represent revenue from cogeneration plants and common carrier pipelines.
(b)

The 2007 amount includes an after-tax gain of $412 million from the sale of Occidental's interest in a Russian joint venture, an after-tax gain of $112 million from certain litigation settlements, a pre-tax gain of $103 million from the sale of exploration properties, a pre-tax gain of $35 million from the sale of miscellaneous domestic oil and gas interests and a $74 million pre-tax loss from the impairment of properties. The 2007, 2006 and 2005 amounts include interest income of $10 million, $10 million and $11 million, respectively, from loans made to an equity investee.

(c)

The 2005 amount includes a $139 million charge for the write-off of two previously idled chemical plants and one operating plant and an additional charge of $20 million for the write-down of another chemical plant.

(d)	The 2007, 2006 and 2005 amounts include $167 million, $31 million and $42 million, respectively, of interest charges to redeem or purchase and retire various debt issues.
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

(f)

The 2007 amount includes a $326 million pre-tax gain from the sale of Occidental’s remaining investment in Lyondell, a $47 million pre-tax charge for a plant closure and related environmental remediation reserve and a $25 million pre-tax severance charge. The 2006 amount includes a $90 million pre-tax gain from the sale of 10 million shares of Lyondell and a $108 million pre-tax gain related to litigation settlements. The 2005 amount includes a $726 million pre-tax gain from Valero Energy Corporation's (Valero) acquisition of Premcor, Inc, (Premcor) and the subsequent sale of the Valero shares received and a $140 million pre-tax gain from the sale of 11 million shares of Lyondell common stock.

(g)

In June 2007, Occidental completed an exchange of oil and gas interests in Horn Mountain with BP for oil and gas interests in the Permian Basin and a gas processing plant in Texas. Occidental sold its oil and gas interests in Pakistan to BP. The 2007 amount includes after-tax income of $326 million related to these transactions and their operating results and a $4 million after-tax charge from assets classified to discontinued operations in 2006. In January 2006, Occidental completed the merger of Vintage into a subsidiary and classified certain assets and liabilities as held for sale. In May 2006, Ecuador terminated Occidental’s contract for the operation of Block 15. The 2006 amount includes a $253 million after-tax loss for Ecuador and the Vintage properties held for sale and $242 million after-tax income for the operations of Horn Mountain and Pakistan.

Oil and Gas

In millions, except as indicated

For the years ended December 31,	2007	2006	2005
Segment Sales	$13,918	$12,190	$9,361
Segment Earnings	$8,318	$6,880	$5,662
Net Production per Day
United States
Crude oil and liquids (MBBL)
California	89	86	76
Permian	167	167	161
Hugoton and other	4	3	3
Total	260	256	240
Natural Gas (MMCF)
California	254	256	242
Hugoton and other	153	138	133
Permian	186	194	170
Total	593	588	545
Latin America
Crude oil (MBBL)
Argentina	32	33	—
Colombia	42	38	36
Total	74	71	36
Natural Gas (MMCF)
Argentina	22	17	—
Bolivia	18	17	—
Total	40	34	—
Middle East/North Africa
Crude oil (MBBL)
Oman	20	18	17
Dolphin	4	—	—
Qatar	48	43	42
Yemen	25	29	28
Libya	22	23	8
Total	119	113	95
Natural Gas (MMCF)
Oman	30	30	44
Dolphin	51	—	—
Total	81	30	44
Barrels of Oil Equivalent (MBOE) (a)
Subtotal Consolidated
Subsidiaries	573	549	469
Colombia-minority interest	(5)	(5)	(4)
Yemen-Occidental net interest	2	1	1
Total Worldwide Production
(MBOE) (b)	570	545	466

(See footnotes on next page)

Oil and Gas (continued)

In millions, except as indicated	2007	2006	2005
Average Sales Prices
Crude Oil Prices ($ per bbl)
United States	$65.67	$57.84	$50.12
Latin America	$56.66	$52.40	$51.18
Middle East/North Africa (c)	$69.24	$61.58	$49.88
Total consolidated subsidiaries	$64.86	$57.81	$50.19
Other interests	$68.74	$62.59	$50.42
Total worldwide (b)	$64.77	$57.81	$50.18
Gas Prices ($ per Mcf)
United States	$6.53	$6.49	$7.10
Latin America	$2.66	$2.00	$—
Total worldwide (b)	$5.68	$6.00	$6.64
Expensed Exploration (d)	$422	$296	$310
Capital Expenditures
Development	$2,945	$2,454	$1,811
Exploration	$159	$155	$246
Other	$102	$94	$51
(a)	Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil.
(b)

Occidental has classified its Pakistan, Horn Mountain and Ecuador operations as discontinued operations on a retrospective application basis and excluded them from this table. Excluded production from Pakistan operations averaged 17,000 BOE per day in 2006 and 18,000 BOE per day in 2005. Excluded production from Horn Mountain operations averaged 13,000 BOE per day in 2006 and 14,000 BOE per day in 2005. Excluded production from Ecuador operations averaged 43,000 BOE per day for the first five months of 2006 and 42,000 BOE per day in 2005. Also excluded is production from a Russian joint venture (sold in January 2007), which averaged 27,000 BOE per day and 28,000 BOE per day in 2006 and 2005, respectively.

(c)	These prices exclude the impact of taxes owed by Occidental but paid by governmental entities on its behalf.
(d)	Includes dry hole write-offs and lease impairments of $247 million in 2007, $115 million in 2006 and $216 million in 2005.

Oil and gas segment earnings in 2007 were $8.3 billion, compared to $6.9 billion in 2006. Oil and gas segment earnings in 2007 include an after-tax gain of $412 million from the sale of Occidental’s interest in a Russian joint venture, an after-tax gain of $112 million from certain litigation settlements, a pre-tax gain of $103 million from the sale of exploration properties, a pre-tax gain of $35 million from the sale of miscellaneous domestic oil and gas interests and a $74 million pre-tax loss from the impairment of properties. In addition to the matters discussed above, oil and gas segment earnings for 2007, compared to 2006, reflected higher crude oil prices and higher oil and gas production, partially offset by increased depreciation, depletion and amortization (DD&A) rates and higher operating and exploration expenses.

Oil and gas segment earnings in 2006 were $6.9 billion, compared to $5.7 billion in 2005. The increase in oil and gas segment earnings was primarily due to higher crude oil prices and oil and gas production, partially offset by higher operating expenses, including increased DD&A, which was driven by higher volumes and rates.

Average consolidated production costs for 2007 were $12.87 per BOE, compared to the average 2006 production cost of $11.70 per BOE. The increases resulted from higher field operating and maintenance costs.

Chemical

In millions	2007	2006	2005
Segment Sales	$4,664	$4,815	$4,641
Segment Earnings	$601	$906	$614
Capital Expenditures	$251	$251	$173

Chemical segment earnings in 2007 were $601 million, compared to $906 million in 2006. The decrease in segment earnings is primarily due to lower margins in PVC.

Chemical segment earnings in 2006 were $906 million, compared to $614 million in 2005. The increase in chemical segment earnings is primarily due to higher margins in chlorine, caustic soda and PVC.

SIGNIFICANT ITEMS AFFECTING EARNINGS

The following table sets forth the effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount for the years ended December 31, 2007, 2006 and 2005:

Significant Items Affecting Earnings

Benefit (Charge) (in millions)	2007	2006	2005
OIL AND GAS
Gain on sale of a Russian joint venture (a)	$412	$—	$—
Legal settlements (a)	112	—	—
Gain on sale of exploration properties	103	—	—
Gain on sale of oil and gas interests	35	—	—
Impairments	(74)	—	—
Contract settlement	—	—	(26)
Hurricane insurance charge	—	—	(18)
Total Oil and Gas	$588	$—	$(44)
CHEMICAL
Write-off of plants	$—	$—	$(159)
Hurricane insurance charge	—	—	(11)
Total Chemical	$—	$—	$(170)
CORPORATE
Gain on sale of Lyondell shares	$326	$90	$140
Debt purchase expense	(167)	(31)	(42)
Facility closure	(47)	—	—
Severance charge	(25)	—	—
Deferred tax write-off due to
compensation program changes (a)	—	(40)	—
Litigation settlements	—	108	—
Gain on sale of Premcor-Valero shares	—	—	726
State tax issue charge (a)	—	—	(10)
Settlement of federal tax issue (a)	—	—	619
Reversal of tax reserves (a)	—	—	335
Equity investment impairment	—	—	(15)
Equity investment hurricane insurance
charge	—	—	(2)
Hurricane insurance charge	—	—	(10)
Tax effect of pre-tax adjustments	(2)	(41)	(219)
Discontinued operations, net of tax (a)	322	(11)	452
Cumulative effect of changes in
accounting principles, net of tax (a)	—	—	3
Total Corporate and Other	$407	$75	$1,977
(a)	Amounts shown after tax.

TAXES

Deferred tax liabilities, net of deferred tax assets of $1.7 billion, were $2.1 billion at December 31, 2007. The current portion of the deferred tax assets of $230 million is included in prepaid expenses and other. The net deferred tax assets are expected to be realized through future operating income and reversal of temporary differences.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

In millions	2007	2006	2005
EARNINGS
Oil and Gas (a)	$8,318	$6,880	$5,662
Chemical	601	906	614
Corporate and Other (b)	(334)	(230)	403
Pre-tax income (a)	8,585	7,556	6,679
Income tax expense
Federal and State	1,558	1,625	592
Foreign (a)	1,949	1,729	1,249
Total	3,507	3,354	1,841
Income from continuing operations	$5,078	$4,202	$4,838
Worldwide effective tax rate	41%	44%	28%
(a)

Revenues, oil and gas pre-tax income and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf of $1.3 billion, $1.1 billion and $887 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(b)	The 2005 amount includes a $726 million pre-tax gain from Valero's acquisition of Premcor Inc. (Premcor) and the subsequent sale of all of the Valero shares received.

Occidental’s 2007 worldwide effective tax rate was 41 percent. The decrease in the income tax rate in 2007, compared to 2006, resulted from lower taxes on the 2007 sale of certain properties.

Occidental's 2006 worldwide effective tax rate was 44 percent. The lower income tax rate for reported income in 2005, compared to 2006, resulted from a $335 million 2005 tax benefit due to the reversal of tax reserves no longer required and a $619 million 2005 tax benefit resulting from a closing agreement with the IRS resolving certain foreign tax credit issues.

CONSOLIDATED RESULTS OF OPERATIONS

Selected Revenue Items

In millions	2007	2006	2005
Net sales	$18,784	$17,175	$14,153
Interest, dividends and other income	$355	$381	$181
Gains on disposition of assets, net	$874	$118	$870

The increase in net sales in 2007, compared to 2006, reflects higher crude oil prices and increased oil and gas production, including production from the start-up of the Dolphin Project in the third quarter of 2007.

The increase in net sales in 2006, compared to 2005, reflects higher crude oil prices and oil and gas production and higher chemical prices, partially offset by lower natural gas prices.

Interest, dividends and other income of 2007 includes $112 million of gains from litigation settlements.

The increase in interest, dividends and other income in 2006, compared to 2005, is primarily due to a $108 million gain related to litigation settlements and interest income earned on a higher level of cash and cash equivalents.

Gains on disposition of assets, net in 2007, includes a $326 million gain from the sale of 21 million shares of Lyondell, a $412 million gain from the sale of Occidental’s interest in a Russian joint venture and a gain of $103 million from the sale of exploration properties in West Africa.

Gains on disposition of assets, net in 2006, includes a gain of $90 million from the sale of 10 million shares of Lyondell stock.

Gains on disposition of assets, net in 2005 include a gain of $726 million resulting from Valero’s acquisition of Premcor and the subsequent sale of all of the Valero shares received and a gain of $140 million on the sale of 11 million shares of Lyondell stock.

Selected Expense Items

In millions	2007	2006	2005
Cost of sales (a)	$6,627	$6,192	$5,336
Selling, general and administrative
and other operating expenses	$1,561	$1,356	$1,310
Depreciation, depletion and
amortization	$2,379	$2,008	$1,372
Exploration expense	$422	$296	$310
Interest and debt expense, net	$339	$291	$293
(a)	Excludes depreciation, depletion and amortization of $2,338 million in 2007, $1,978 million in 2006 and $1,334 million in 2005.

Cost of sales increased in 2007, compared to 2006, due to higher crude oil and natural gas production and maintenance costs and higher chemicals feedstock costs.

Cost of sales increased in 2006, compared to 2005, due to higher crude oil and natural gas production, maintenance, workover and utility costs and higher ad valorem and export taxes.

Selling, general and administrative and other operating expenses increased in 2007, compared to 2006, due to 2007 severance charges, higher production taxes and higher stock-based and incentive compensation expense. The increase in stock-based and incentive compensation expense in 2007, compared to 2006, resulted from a 58-percent increase in Occidental's stock price and higher net income, which increased the performance measures used to value certain of the existing stock-based awards, partially offset by a decrease in the value of awards granted in 2007.

Selling, general and administrative and other operating expenses increased in 2006, compared to 2005, due to higher crude oil and natural gas production taxes and increases in stock-based and incentive compensation expense.

DD&A increased in 2007, compared to 2006, due to increased production, mainly from the Dolphin Project, and higher costs of new reserve additions resulting in a higher DD&A rate.

DD&A increased in 2006, compared to 2005, due to increased production, mainly from the Vintage acquisition and higher costs of new reserve additions resulting in a higher DD&A rate.

The increase in exploration expense in 2007, compared to 2006, was due to increases in the Colombia and Middle East/North Africa exploration programs and impairments in California.

Interest and debt expense in 2007, 2006 and 2005 included pre-tax debt repayment expenses of $167 million, $35 million and $42 million, respectively. Excluding the effect of these debt repayment charges, interest expense decreased in 2007, compared to 2006, due to lower debt levels and lower effective interest rates.

Selected Other Items

In millions	2007	2006	2005
Provision for income taxes	$3,507	$3,354	$1,841
Income from equity investments	$(82)	$(183)	$(232)
Discontinued operations, net	$322	$(11)	$452

The increase in the provision for income taxes in 2007, compared to 2006, was due to an increase in income before taxes in 2007.

The increase in the provision for income taxes in 2006, compared to 2005, was due to an increase in income before taxes in 2006, a $335 million 2005 tax benefit due to the reversal of tax reserves no longer required, and a $619 million 2005 tax benefit related to the resolution of certain IRS tax issues.

The decrease in income from equity investments in 2007, compared to 2006, was due to the sale of Occidental’s interest in Lyondell and a Russian joint venture.

The decrease in income from equity investments in 2006, compared to 2005, is mainly due to the change in Occidental’s accounting for its Lyondell shares from equity method to available-for-sale investment in May 2006.

Discontinued operations in 2007 include after-tax income of $326 million for the operations of Horn Mountain and Pakistan that were sold as part of a series of transactions with BP as well as the results of operations of these assets before disposal.

Discontinued operations in 2006 include a $296 million after-tax loss for Ecuador after Occidental's contract for its Block 15 operations was terminated in May 2006. The 2006 amount also includes $285 million after-tax income for the operations of Horn Mountain and Pakistan as well as the Vintage assets that were held for sale.

Discontinued operations in 2005 include after-tax income from Ecuador, Horn Mountain and Pakistan operations.

CONSOLIDATED ANALYSIS OF FINANCIAL POSITION

The changes in the following components of Occidental’s balance sheet are discussed below:

Selected Balance Sheet Components

In millions	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$1,964	$1,339
Short-term investments	—	240
Trade receivables, net	4,973	2,825
Receivables from joint ventures, partnerships
and other	416	499
Inventories	910	825
Prepaid expenses and other	332	257
Assets of discontinued operations	—	184
Total current assets	$8,595	$6,169
Investments in unconsolidated entities	$783	$1,344
Property, plant and equipment, net	$26,278	$24,138
CURRENT LIABILITIES
Current maturities of long-term debt and notes
payable	$47	$171
Accounts payable	4,263	2,263
Accrued liabilities	1,399	1,532
Dividends payable	212	188
Domestic and foreign income taxes	227	396
Liabilities of discontinued operations	118	145
Total current liabilities	$6,266	$4,695
Long-term debt, net	$1,741	$2,619
Deferred credits and other liabilities-income taxes	$2,324	$2,366
Deferred credits and other liabilities-other	$3,156	$2,952
Long-term liabilities of discontinued operations	$174	$195
Minority interest	$35	$352
Stockholders’ equity	$22,823	$19,252

Assets

See "Cash Flow Analysis" for discussion about the change in cash and cash equivalents.

The decrease in short-term investments was due to the sale of Occidental's investments in auction rate securities. The increase in trade receivables, net was due to higher crude oil and natural gas prices and volumes during the fourth quarter of 2007 compared to 2006. The decrease in receivables from joint ventures, partnerships and other was due to mark-to-market adjustments on derivative instruments. The increase in inventories was due to an increase in materials and supplies, mainly in Colombia and Libya, and higher purchases from third parties in the marketing and trading operations. The increase in prepaid expense and other was due to increases in current deferred tax assets and higher prepaid insurance premiums. The decrease in assets of discontinued operations was due to the sale of Pakistan operations and an exchange involving the Horn Mountain operations with BP during 2007.

The decrease in investments in unconsolidated entities was due to the sale of 21 million shares of Lyondell and the sale of Occidental’s interest in a Russian joint venture. The increase in property, plant and equipment (PP&E), net was due to capital expenditures in 2007 and various oil and gas acquisitions, offset by 2007 DD&A and sales of various oil and gas assets.

Liabilities and Stockholders' Equity

The increase in accounts payable was due to higher prices and volumes for purchased crude oil and natural gas in the marketing and trading operations. In 2007, the decrease in accrued liabilities was due to contract bonus payments in Oman, contingent payments related to acquisitions and 2006 accruals for interest that were paid for in the debt tender offers. The decrease in domestic and foreign income taxes was due to the adoption of Financial Accounting Standards Board (FASB) Interpretation (FIN) 48.

The decrease in long-term debt, net was due to the January 2007 debt repurchases under cash tender offers, the May 2007 redemption of the Vintage senior notes due 2012 and required debt payments. The increase in deferred credits and other liabilities – other was due to an increase in asset retirement obligations and higher mark-to-market adjustments on derivative instruments. The decrease in minority interest was due to Occidental's purchase of the minority interest in a chemical operation from a third party.

The increase in stockholders' equity reflects net income for 2007 partially offset by treasury stock repurchases of approximately 20.6 million shares in 2007 and dividend payments.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, Occidental had approximately $2.0 billion in cash on hand. Although income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements, dividend payments, anticipated acquisitions, debt payments and purchases under its announced common stock repurchase program. If needed, Occidental could access its existing credit facilities.

In September 2006, Occidental amended and restated its $1.5 billion bank credit (Credit Facility) to, among other things, lower the interest rate and extend the term to September 2011. In September 2007, participating lenders extended the maturity date on $1.4 billion of aggregate loan commitments under the Credit Facility to September 2012. The Credit Facility provides for the termination of the loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur or if Occidental files for bankruptcy. Occidental did not draw down any amounts under the Credit Facility during 2007. Available but unused lines of committed bank credit totaled approximately $1.5 billion at December 31, 2007.

None of Occidental's committed bank credits contain material adverse change (MAC) clauses or debt rating triggers that could restrict Occidental's ability to borrow under these lines. Occidental's credit facilities and debt agreements do not contain rating triggers that could terminate bank commitments or accelerate debt in the event of a ratings downgrade.

At December 31, 2007, under the most restrictive covenants of certain financing agreements, Occidental's capacity for additional unsecured borrowing was approximately $54.8 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental's capital stock was approximately $20.8 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

In May 2007, Occidental redeemed all $276 million of the outstanding principal amount of its 8.25-percent Vintage Petroleum, LLC (Vintage) senior notes due 2012. In January 2007, Occidental completed cash tender offers for its 10.125-percent senior debentures due 2009, 9.25-percent senior debentures due 2019, 8.75-percent medium-term notes due 2023, 7.2-percent senior debentures due 2028 and 8.45-percent senior notes due 2029, resulting in the repurchase of a portion of these debt instruments totaling $659 million in principal amount. The redemption and repurchases resulted in a pre-tax interest expense of $167 million.

In the first quarter of 2005, Occidental filed a shelf registration statement for up to $1.5 billion of various securities. As of December 31, 2007, no securities had been issued under this shelf.

Cash Flow Analysis

In millions	2007	2006	2005
Net cash provided by operating
activities	$6,798	$6,353	$5,337

The increase in operating cash flow in 2007, compared to 2006, resulted from higher crude oil prices and higher oil and gas production partially offset by the effects of lower chemical margins, particularly PVC, and reduced cash flow from discontinued operations. In 2007, Occidental’s realized crude oil prices increased 12 percent and its oil and gas production increased by over 4 percent compared to 2006. The increase in production was mainly due to the start-up of the Dolphin Project production in the third quarter of 2007.

Increases in the costs of producing oil and gas, such as purchased goods and services, and higher utility, maintenance and gas plant costs, partially offset the effect of increases in realized crude oil prices. Other cost elements, such as labor costs and overhead, are not significant drivers of cash flow because they are mainly fixed within a narrow range over the short to intermediate term. These cost increases had a much smaller effect on cash flow than the higher crude oil prices and higher crude oil and natural gas production.

Most major chemical prices, especially PVC, decreased in 2007, compared to 2006, which reduced chemical margins. The overall impact of the chemical price decreases on cash flow was much less significant than the increase in crude oil prices because the chemical segment earnings and cash flow are significantly smaller that those for the oil and gas segment.

The significant increase in operating cash flow in 2006, compared to 2005, resulted from several factors. The most important drivers were higher crude oil prices, higher oil and gas production and, to a much lesser extent, higher chemical margins, partially offset by the effects of lower gas prices and reduced cash flow from discontinued operations. In 2006, Occidental’s realized crude oil prices increased by 15 percent and its oil and gas production increased by over 17 percent compared to 2005. The increase in production was mainly due to the 11 months of production from the Vintage acquisition.

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

Other non-cash charges to income in 2007 included deferred compensation, stock incentive plan amortization and environmental remediation accruals. Other non-cash charges to income in 2006 included stock incentive plan amortization, deferred compensation and environmental remediation accruals. Other non-cash charges to income in 2005 included chemical asset write-downs, deferred compensation, stock incentive plan amortization and environmental remediation accruals.

In millions	2007	2006	2005
Net cash used by investing activities	$(3,128)	$(4,383)	$(3,161)

The 2007 amount includes cash proceeds of $672 million from the sale of 21 million shares of Lyondell, $485 million received from the sale of Occidental’s interest in a Russian joint venture, $509 million from the sale of other businesses and properties, and $250 million from the sale of auction rate securities. The 2007 amount also includes the cash paid for the acquisitions of various oil and gas and chemical interests, a Permian Basin common carrier pipeline system and a gas processing plant in Texas totaling $1.4 billion.

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

Also, see the "Capital Expenditures" section below.

In millions	2007	2006	2005
Net cash used by financing activities	$(3,045)	$(2,819)	$(1,187)

The 2007 amount includes net debt payments of $1.2 billion, including the repurchase of various debt issues under cash tender offers and the redemption of the Vintage senior notes due 2012. The 2007 amount also included $1.1 billion of cash paid for repurchases of 20.6 million shares of Occidental’s common stock at an average price of $54.75 per share.

The 2006 amount consists of $1.5 billion of cash paid for Occidental’s stock repurchase plan and net debt payments of approximately $900 million.

The 2005 amount includes net debt payments of approximately $900 million.

Occidental paid common stock dividends of $765 million in 2007, $646 million in 2006 and $483 million in 2005.

Capital Expenditures

In millions	2007	2006	2005
Oil and Gas	$3,206	$2,703	$2,108
Chemical	251	251	173
Corporate and Other	40	33	14
Total (a)	$3,497	$2,987	$2,295
(a)	Excludes acquisitions. Amounts are included in net cash used by investing activities discussed above.

Occidental’s capital spending estimate for 2008 is approximately $3.8 to $3.9 billion. Most of the capital spending increase will be allocated to oil and gas exploration, production and development activities for the Colombia LCI project and the Vintage properties in Argentina and California.

Commitments at December 31, 2007, for major capital expenditures during 2008 and thereafter were approximately $330 million. Occidental will fund these commitments and capital expenditures with cash from operations.

OFF-BALANCE-SHEET ARRANGEMENTS

In the course of its business activities, Occidental pursues a number of projects and transactions to meet its core business objectives. The accounting and financial statement treatment of these transactions is a result of the varying methods of funding employed. Occidental also makes commitments on behalf of unconsolidated entities. These transactions, or groups of transactions, are recorded in compliance with generally accepted accounting principles (GAAP) and, unless otherwise noted, are not reflected on Occidental’s balance sheets. The following is a description of the business purpose and nature of these transactions.

Dolphin Project

See "Oil and Gas Segment — Business Review — Middle East/North Africa — Dolphin Project" for further information about the structure of the Dolphin Project.

In July 2005, Dolphin Energy entered into a bridge loan in an amount of $2.45 billion. The proceeds of the new bridge loan were used to pay off amounts outstanding on a previous bridge loan and are being used to fund the construction of the Dolphin Project.

The new bridge loan has a term of four years, is a revolving credit facility through April 2008 and may be converted to a term loan thereafter. In September 2005, Dolphin Energy entered into an agreement with banks to provide a $1.0 billion facility to fund the construction of a certain portion of the Dolphin Project. Occidental guarantees 24.5 percent of both of these obligations of Dolphin Energy. At December 31, 2007, Occidental’s portion of the bridge loan and financing facility was $816 million. Occidental had recorded $588 million on the balance sheet at December 31, 2007, for the combined bridge loan and financing facility. The remaining amounts of the bridge loan and financing facility drawdowns are discussed in the "Guarantees" section below.

Ecuador

In Ecuador, Occidental has a 14-percent interest in the Oleoducto de Crudos Pesados Ltd. (OCP) oil export pipeline. As of December 31, 2007, Occidental’s net investment in and advances to the project totaled $69 million. Occidental reports this investment in its consolidated financial statements using the equity method of accounting. The project was funded in part by senior project debt, which is to be repaid with the proceeds of ship-or-pay tariffs of certain upstream producers in Ecuador. In May 2006, Ecuador terminated Occidental’s contract for the operation of Block 15, which comprised all of its oil-producing operations in the country, and seized Occidental’s Block 15 assets. Occidental’s guarantee of its share of the ship-or-pay obligations provides the lenders the right to require Occidental to make an advance tariff payment as a result of the expropriation, which has not been exercised to date. At December 31, 2007, the total pre-tax advance tariff of approximately $89 million was accrued in Occidental’s consolidated financial statements. This advance tariff would be used by the pipeline company to service or prepay project debt. At December 31, 2007, Occidental also had obligations relating to performance bonds totaling $14 million.

Leases

Occidental has entered into various operating-lease agreements, mainly for railcars, power plants, manufacturing facilities and office space. Occidental leases assets when it offers greater operating flexibility. Lease payments are expensed mainly as cost of sales. For more information, see the Contractual Obligations table below.

Guarantees

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees).

At December 31, 2007, the notional amount of the guarantees that are subject to the reporting requirements of FIN 45 was approximately $250 million, which consists of Occidental’s guarantee of equity investees’ debt, primarily from the Dolphin Project equity investment, and other commitments.

Contractual Obligations

The table below summarizes and cross-references certain contractual obligations that are reflected in the Consolidated Balance Sheets as of December 31, 2007 and/or disclosed in the accompanying Notes.

		Payments Due by Year
Contractual Obligations (in millions)	Total	2008	2009 to 2010	2011 to 2012	2013 and thereafter
Consolidated
Balance Sheet
Long-term debt
(Note 5) (a)	$1,777	$35	$923	$436	$383
Capital leases
(Note 6)	37	1	2	2	32
Other liabilities (b)	7,468	5,618	713	412	725
Other Obligations
Operating leases
(Note 6) (c)	1,305	207	229	151	718
Purchase
obligations (d, e)	6,980	2,145	2,253	1,430	1,152
Total	$17,567	$8,006	$4,120	$2,431	$3,010
(a)

Excludes unamortized debt discount and interest expense on the debt. As of December 31, 2007, interest on long-term debt totaling $767 million is payable in the following years (in millions): 2008 - $105, 2009 to 2010 - $149, 2011 to 2012 - $112 and 2013 and thereafter - $401.

(b)	Includes accounts payable, certain accrued liabilities and obligations under postretirement benefit and deferred compensation plans.
(c)	Amounts have not been reduced for sublease rental income.
(d)

Includes long-term purchase contracts and purchase orders and contracts for goods and services used in manufacturing and producing operations in the normal course of business. Some of these arrangements involve take-or-pay commitments but they do not represent debt obligations. Long-term material purchase contracts are discounted using a 6.4-percent discount rate.

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

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 2001 are generally closed for U.S. federal and state corporate income tax purposes. Corporate tax returns for taxable years 2001 through the current year are in various stages of audit by the U.S. Internal Revenue Service. Disputes may arise during the course of such audits as to facts and matters of law.

Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling services, electrical power, steam and certain chemical raw materials. At December 31, 2007, the net present value of the fixed and determinable portion of the obligations under these agreements, which were used to collateralize financings of the respective suppliers, aggregated $52 million, which was payable as follows (in millions): 2008 – $12, 2009 – $10, 2010 – $10, 2011 – $9, 2012 – $8 and thereafter – $3. Fixed payments under these agreements were $18 million in 2007, $18 million in 2006 and $17 million in 2005. See "Off-Balance-Sheet Arrangements — Contractual Obligations" for further information.

Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities. See "Off-Balance-Sheet Arrangements" for further information. Some of these commitments, although not fixed or determinable, involve capital expenditures and are part of the $3.8 to $3.9 billion in capital expenditures estimated for 2008.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2007, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

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

Environmental Remediation

The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases of substances to the environment. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries participate in environmental assessments and cleanups under these laws at currently-owned facilities, previously-owned sites and third-party sites. Also, OPC or certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites including, in some instances, having been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws. These proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties.

As of December 31, 2007, Occidental, through a wholly owed subsidiary, participated in or monitored ongoing or recent assessments, remediation, proceedings or information requests at 163 sites. Thirty-nine of those sites are currently listed or proposed for listing by the U.S. Environmental Protection Agency on the National Priorities List.

The following table presents Occidental’s environmental remediation reserves at December 31, 2007, 2006 and 2005, grouped by three categories of environmental remediation sites:

$ amounts in millions	2007		2006		2005
	# of Sites	Reserve Balance	# of Sites	Reserve Balance	# of Sites	Reserve Balance
CERCLA &
equivalent sites	105	$225	105	$226	128	$236
Active facilities	17	99	21	116	18	114
Closed or sold
facilities	41	133	40	70	39	68
Total	163	$457	166	$412	185	$418

The following table shows environmental reserve activity for the past three years:

In millions	2007	2006	2005
Balance - Beginning of Year	$412	$418	$375
Remediation expenses
and interest accretion	108	48	63
Changes from acquisitions	5	17	45
Payments	(68)	(71)	(71)
Other	—	—	6
Balance - End of Year	$457	$412	$418

Occidental expects to expend funds equivalent to about half of the current environmental reserve over the next four years and the balance over the next ten or more years. Occidental believes it is reasonably possible that it will continue to incur additional liabilities beyond those recorded for environmental remediation at these sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $400 million beyond the amount accrued.

For management’s opinion with respect to environmental matters, refer to the "Lawsuits, Claims, Commitments, Contingencies and Related Matters" section above.

CERCLA and Equivalent Sites

As of December 31, 2007, OPC or certain of its subsidiaries have been named in 105 CERCLA or equivalent proceedings, as shown below.

Description ($ amounts in millions)	# of Sites	Reserve Balance
Minimal/No exposure (a)	85	$7
Reserves between $1-10 MM	14	47
Reserves over $10 MM	6	171
Total	105	$225
(a)

Includes 30 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 6 sites where Occidental has denied liability without challenge, 31 sites where Occidental’s reserves are less than $50,000 each, and 18 sites where reserves are between $50,000 and $1 million each.

The six sites with individual reserves over $10 million in 2007 include a former copper mining and smelting operation in Tennessee, two closed landfills in western New York and groundwater treatment facilities at three closed chemical plants (Montague, Michigan, western New York and Tacoma, Washington).

Active Facilities

Certain subsidiaries of OPC are currently addressing releases of substances from past operations at 17 active facilities. Four assets — a chemical plant in Louisiana, a chemical plant in Kansas and certain oil and gas properties and pipeline systems in the southwestern United States — account for 69 percent of the reserves associated with these facilities.

Closed or Sold Facilities

There are 41 other sites formerly owned or operated by certain subsidiaries of OPC that have ongoing environmental remediation requirements in which OPC or its subsidiaries are involved. Four sites account for 70 percent of the reserves associated with this group. The four sites are: an active refinery in Louisiana where Occidental indemnifies the current owner and operator for certain remedial actions, a water treatment facility at a former coal mine in Pennsylvania, a closed chemical plant in Pennsylvania and a former phosphorous processing and recovery facility in Tennessee.

Environmental Costs

Occidental’s costs, some of which may include estimates, relating to compliance with environmental laws and regulations, are shown below for each segment:

In millions	2007	2006	2005
Operating Expenses
Oil and Gas	$108	$95	$65
Chemical	80	73	67
	$188	$168	$132
Capital Expenditures
Oil and Gas	$59	$55	$43
Chemical	14	25	21
	$73	$80	$64
Remediation Expenses
Corporate	$107	$47	$62

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

Occidental presently estimates that capital expenditures for environmental compliance will be approximately $91 million for 2008 and $93 million for 2009.

FOREIGN INVESTMENTS

Portions of Occidental’s assets are located outside of North America. At December 31, 2007, the carrying value of Occidental’s assets in countries outside North America aggregated approximately $10.0 billion, or approximately 28 percent of Occidental’s total assets at that date. Of such assets, approximately $5.9 billion are located in the Middle East/North Africa and approximately $4.1 billion are located in Latin America. For the year ended December 31, 2007, net sales outside North America totaled $6.3 billion, or approximately 33 percent of total net sales.

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

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and NGLs that geological and engineering data demonstrate, with reasonable certainty, can be recovered in future years from known reservoirs under existing economic and operating conditions considering future production and development costs.

Several factors could change Occidental’s recorded oil and gas reserves. Occidental receives a share of production from PSCs to recover its costs and an additional share for profit. Occidental’s share of production and reserves from these contracts decreases when oil prices rise and increases when oil prices decline. Overall, Occidental’s net economic benefit from these contracts is greater at higher oil prices. In other contractual arrangements, sustained lower product prices may lead to a situation where production of proved reserves becomes uneconomical. Estimation of future production and development costs is also subject to change partially due to factors beyond Occidental's control, such as energy costs and inflation or deflation of oil field service costs. These factors, in turn, could lead to changes in the quantity of recorded proved reserves. An additional factor that could result in a change of proved reserves is the reservoir decline rates differing from those estimated when the reserves were initially recorded. Occidental's revisions to proved reserves were negative for 2007 and amounted to approximately 3 percent of the total reserves for the year. Occidental’s revisions to proved reserves were positive for 2006 and amounted to less than 1 percent of the total reserves for the year. In 2005, revisions to proved reserves were negative and amounted to less than 1 percent of the total reserves for the year. Occidental's revisions to proved reserves have been positive for seven of the last ten years. Additionally, Occidental is required to perform impairment tests pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, generally when prices decline other than temporarily, reserve estimates change significantly or other significant events occur that may impact the ability to realize the recorded asset amounts.

If Occidental’s consolidated oil and gas reserves were to change based on the factors mentioned above, the most significant impact would be on the DD&A rate. For example, a 5-percent increase in the amount of consolidated oil and gas reserves would change the rate from $9.61 per barrel to $9.13 per barrel, which would increase pre-tax income by $100 million annually. A 5-percent decrease in the oil and gas reserves would change the rate from $9.61 per barrel to $10.09 per barrel and would result in a decrease in pre-tax income of $100 million annually.

DD&A of oil and gas producing properties is determined by the unit-of-production method and could change with revisions to estimated proved reserves. The change in the DD&A rate over the past three years due to revisions of previous proved reserve estimates has been immaterial.

A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties. At December 31, 2007, the capitalized costs attributable to unproved properties, net of accumulated valuation allowance, were $1.4 billion. The unproved amounts are not subject to DD&A or impairment until a determination is made as to the existence of proven reserves. As exploration and development work progresses, if reserves on these properties are proven, capitalized costs attributable to the properties will be subject to depreciation and depletion. If the exploration and development work were to be unsuccessful, the capitalized costs of the properties related to this unsuccessful work would be expensed in the year in which the determination was made. The timing of any writedowns of these unproven properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results. Occidental believes its exploration and development efforts will allow it to realize the unproved property balance.

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

Occidental performs impairment tests on its assets, per SFAS No. 144, whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets.

Occidental's net PP&E for chemicals is approximately $2.6 billion and its depreciation expense for 2008 is expected to be approximately $320 million. If the estimated useful lives of Occidental’s chemical plants were to decrease based on the factors mentioned above, the most significant impact would be on depreciation expense. For example, a reduction in the remaining useful lives of one year would increase depreciation and reduce pre-tax earnings by approximately $16 million per year.

Environmental Liabilities and Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Reserves for estimated costs that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. The environmental reserves are based on management’s estimate of the most likely cost to be incurred and are reviewed periodically and adjusted as additional or new information becomes available. Environmental reserves are recorded on a discounted basis only when a reserve is initially established and the aggregate amount of the estimated costs for a specific site and the timing of cash payments are reliably determinable. The reserve methodology for a specific site is not modified once it has been established. Recoveries and reimbursements are recorded in income when receipt is probable. As of December 31, 2007 and 2006, Occidental has not accrued any reimbursements or indemnification recoveries for environmental remediation matters as assets.

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

Most cost sharing arrangements with other parties fall into one of the following three categories:

Category 1:  CERCLA or equivalent sites wherein Occidental and other alleged potentially responsible parties share the cost of remediation in accordance with negotiated or prescribed allocations;

Category 2:  Oil and gas joint ventures wherein each joint venture partner pays its proportionate share of remedial cost; or

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

If the environmental reserve balance were to either increase or decrease based on the factors mentioned above, the amount of the increase or decrease would be immediately recognized in earnings. For example, if the reserve balance were to decrease by 10 percent, Occidental would record a pre-tax gain of $46 million. If the reserve balance were to increase by 10 percent, Occidental would record an additional remediation expense of $46 million.

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

Future Accounting Changes

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Occidental is currently assessing the effect of SFAS No. 157 on its financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement provides entities the option to measure certain financial instruments at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Occidental is currently assessing the effect of SFAS No. 159 on its financial statements.

EITF Issue No. 07-1

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, "Accounting for Collaborative Arrangements." This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Occidental is currently assessing the effect of EITF Issue No. 07-1 on its financial statements but it is not expected to be material.

SFAS No. 141(R)

In December 2007, FASB issued SFAS No. 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No. 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

SFAS No. 160

In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51." This statement provides new accounting guidance and disclosure and presentation requirements for noncontrolling interests in a subsidiary. SFAS No. 160 is effective for the first fiscal year beginning on or after December 15, 2008. Occidental is currently assessing the effect of SFAS No. 160 on its financial statements.

Recently Adopted Accounting Changes

FIN No. 48

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation specifies that benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. A tax position meeting the more-likely-than-not recognition threshold should be measured at the largest amount of benefit for which the likelihood of realization upon ultimate settlement exceeds 50 percent. Occidental adopted FIN No. 48 on January 1, 2007.

The following table shows the effect of adopting FIN No. 48 on the consolidated balance sheet at January 1, 2007 (in millions):

Debit/(Credit)
Domestic and foreign income taxes – Current	$140
Deferred and other domestic and foreign income taxes	$(8)
Deferred credits and other liabilities – Other	$100
Minority interest	$(13)
Retained earnings	$(219)

FSP AUG AIR-1

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, "Accounting for Planned Major Maintenance Activities," which is effective for the first fiscal year beginning after December 15, 2006. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was used by certain operations of Occidental. When Occidental adopted FSP AUG AIR-1 on January 1, 2007, those operations changed to the deferral method of accounting for planned major maintenance activities. The adoption of FSP AUG AIR-1 was retrospectively applied to all periods presented and the impact to the income statements for the years ended December 31, 2006 and 2005 was immaterial.

The following table shows the effects of adopting FSP AUG AIR-1 on the consolidated balance sheet at January 1, 2007 (in millions):

Debit/(Credit)
Prepaid expenses and other	$1
Property, plant and equipment, net	$(16)
Other assets	$91
Accrued liabilities	$43
Deferred and other domestic and foreign income taxes	$(40)
Minority interest	$(11)
Retained earnings	$(68)

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires an employer to recognize the overfunded or underfunded amounts of its defined benefit pension and postretirement plans as an asset or liability and recognize changes in the funded status of these plans in the year in which the changes occur through other comprehensive income (OCI), if they are not recognized in the income statement. The statement also requires a company to use the date of its fiscal year-end to measure the plans. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to use the fiscal year-end as the measurement date is effective for fiscal years ending after December 15, 2008. Occidental adopted this statement on December 31, 2006, and recorded an additional liability of $233 million and a reduction of accumulated OCI, deferred tax liabilities, other assets and minority interest of $168 million, $104 million, $42 million and $3 million, respectively.

DERIVATIVE ACTIVITIES AND MARKET RISK

General

Occidental's market risk exposures relate primarily to commodity prices. Occidental has entered into derivative instrument transactions to reduce these price fluctuations. A derivative is an instrument that, among other characteristics, derives its value from changes in another instrument or variable.

In general, the fair value recorded for derivative instruments is based on quoted market prices, dealer quotes and the Black Scholes or similar valuation models.

Commodity Price Risk

General

Occidental’s results are sensitive to fluctuations in crude oil and natural gas prices. Based on current levels of production, if oil prices vary overall by $1 per barrel, it would have an estimated annual effect on pre-tax income of approximately $151 million. If domestic natural gas prices vary by $0.50 per Mcf, it would have an estimated annual effect on pre-tax income of approximately $96 million. If production levels change in the future, the sensitivity of Occidental’s results to oil and gas prices also would change.

Occidental’s results are also sensitive to fluctuations in chemical prices; however, changes in cost usually offset part of the effect of price changes on margins. If chlorine and caustic soda prices vary by $10/ton, it would have a pre-tax annual effect on income of approximately $15 million and $30 million, respectively. If PVC prices vary by $.01/lb, it would have a pre-tax annual effect on income of approximately $30 million. If ethylene dichloride (EDC) prices vary by $10/ton, it would have a pre-tax annual effect on income of approximately $5 million. Historically, product price changes either precede or follow raw material and feedstock product price changes; therefore, the margin improvement of price changes can be mitigated. According to Chemical Market Associates, Inc., December 2007 average contract prices were: chlorine—$323/ton, caustic soda—$498/ton, PVC—$0.67/lb and EDC—$310/ton.

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

Risk Management

Occidental conducts its risk management activities for energy commodities (which include buying, selling, marketing, trading, and hedging activities) under the controls and governance of its Risk Control Policy. The President and Chief Financial Officer and the Risk Management Committee, comprising members of Occidental's management, oversee these controls, which are implemented and enforced by the Trading Control Officer. The Trading Control Officer provides an independent and separate check on results of marketing and trading activities. Controls for energy commodities include limits on value at risk, limits on credit, limits on trading, segregation of duties, delegation of authority and a number of other policy and procedural controls.

Fair Value of Marketing and Trading Derivative Contracts

The following tables reconcile the changes in the net fair value of Occidental’s marketing and trading contracts, a portion of which are hedges, during 2007 and 2006, and segregate the open contracts at December 31, 2007 by maturity periods.

In millions	2007		2006
Fair value of contracts outstanding at
beginning of year – unrealized losses	$(355)		$(457)
Losses on contracts realized or otherwise
settled during the year	106		106
Changes in fair value attributable to changes in
valuation techniques and assumptions	—		—
Losses or other changes in fair value	(327	) (a)	(4)
Fair value of contracts outstanding at end of
year – unrealized losses	$(576)		$(355)
(a)	Primarily relates to price changes on existing production hedges.
	Maturity Periods
Source of Fair Value – unrealized (losses) gains	2008	2009 to 2010	2011 to 2012	2013 and thereafter	Total Fair Value
Prices actively quoted	$131	$7	$4	$2	$144
Prices provided by
other external
sources	1	3	(3)	(2)	(1)
Prices based on
models and other
valuation methods (a)	(233)	(337)	(149)	—	(719)
Total	$(101)	$(327)	$(148)	$—	$(576)
(a)

The underlying prices utilized for the fair value calculations of the options are based on monthly NYMEX published prices. These prices are entered into an industry standard options pricing model to determine fair value.

Production Hedges

In 2005, Occidental entered into a series of fixed price swaps and collar agreements that qualify as cash-flow hedges for the sale of a portion of its crude oil production. Additionally, Occidental acquired oil and gas fixed price and basis swaps with the Vintage acquisition. The fixed price swaps and the basis swaps expired in 2007. The collar agreements continue to the end of 2011. The 2007 volume that was hedged was less than 3 percent of Occidental’s 2007 crude oil and natural gas production. Information about these cash-flow hedges, which are included in the total fair value of ($576) million in the table above, is presented in a tabular presentation below as of December 31, 2007 (volumes in thousands of barrels):

	Crude Oil – Collars
	Daily Volume	Average Floor	Average Cap
2008	14	$34.07	$47.47
2009	13	$33.15	$47.41
2010	12	$33.00	$46.35
2011	12	$32.92	$46.27
($ millions)	Crude Oil – Collars
Fair value liability	($715)

Quantitative Information

Occidental uses value at risk to estimate the potential effects of changes in fair values of commodity-based derivatives and commodity contracts used in marketing and trading activities. This method determines the maximum potential negative short-term change in fair value with a 95-percent level of confidence. The marketing and trading value at risk was immaterial during all of 2007.

Interest Rate Risk

General

Occidental's exposure to changes in interest rates relates primarily to its long-term debt obligations. In 2005, Occidental terminated all of its interest-rate swaps that were accounted for as fair-value hedges. These hedges had effectively converted approximately $1.7 billion of fixed-rate debt to variable-rate debt. The fair value of the swaps at termination resulted in a gain of approximately $20 million, which was recorded into income when the debt was paid in 2005 and 2006. The amount of interest expense recorded in the income statement was lower, as a result of the swaps and recognition of the gain, by approximately $13 million and $21 million for the years ended December 31, 2006 and 2005, respectively.

Tabular Presentation of Interest Rate Risk

In millions of U.S. dollars, except rates

The table below provides information about Occidental's debt obligations which are sensitive to changes in interest rates. Debt amounts represent principal payments by maturity date.

Year of Maturity	U.S. Dollar Fixed-Rate Debt	U.S. Dollar Variable-Rate Debt	Grand Total (a)
2008	$35	$—	$35
2009	96	588	684
2010	239	—	239
2011	—	68	68
2012	368	—	368
2013	—	—	—
Thereafter	337	46	383
Total	$1,075	$702	$1,777
Average interest rate	7.10%	5.35%	6.41%
Fair Value	$1,189	$702	$1,891
(a)	Excludes unamortized net discounts of $1 million.

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

Foreign Currency Risk

A few of Occidental’s foreign operations have currency risk. Occidental manages its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. Most international crude oil sales are denominated in U.S. dollars. Additionally, all of Occidental’s consolidated foreign oil and gas subsidiaries have the U.S. dollar as the functional currency. At December 31, 2007 and 2006, Occidental had not entered into any foreign currency derivative instruments. The effect of exchange rates on transactions in foreign currencies is included in periodic income and is immaterial.

SAFE HARBOR DISCUSSION REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA

Portions of this report, including Items 1 and 2 and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the information under the sub captions "Strategy," "Oil and Gas Segment — Industry Outlook," and "Chemical Segment — Industry Outlook," contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Words such as "estimate," "project," "predict," "will," "would," "could," "may," "might," "anticipate," "plan," "intend," "believe," "expect" or similar expressions that convey the uncertainty of future events or outcomes generally identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements as a result of new information, future events or otherwise. Certain of the risks that may affect Occidental’s results of operations and financial position appear in Part I, Item 1A "Risk Factors."

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S ANNUAL ASSESSMENT OF AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Occidental Petroleum Corporation and subsidiaries (Occidental) is responsible for establishing and maintaining adequate internal control over financial reporting. Occidental’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Occidental’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Occidental’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Occidental’s receipts and expenditures are being made only in accordance with authorizations of Occidental’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Occidental’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of Occidental’s internal control system as of December 31, 2007 based on the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2007, Occidental’s system of internal control over financial reporting is effective.

Occidental’s independent auditors, KPMG LLP, have issued an attestation report on Occidental’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders

Occidental Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As explained in Note 3 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions; effective December 31, 2006, the Company changed its method of accounting for defined benefit pension and other postretirement plans; and effective July 1, 2005, the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Occidental Petroleum Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders

Occidental Petroleum Corporation:

We have audited Occidental Petroleum Corporation and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Occidental Petroleum Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 22, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

February 22, 2008

Consolidated Statements of Income In millions, except per-share amounts	Occidental Petroleum Corporation and Subsidiaries
For the years ended December 31,	2007	2006	2005
REVENUES
Net sales	$18,784	$17,175	$14,153
Interest, dividends and other income	355	381	181
Gains on disposition of assets, net	874	118	870
	20,013	17,674	15,204
COSTS AND OTHER DEDUCTIONS
Cost of sales (excludes depreciation, depletion and amortization of
$2,338 in 2007, $1,978 in 2006 and $1,334 in 2005)	6,627	6,192	5,336
Selling, general and administrative and other operating expenses	1,561	1,356	1,310
Depreciation, depletion and amortization	2,379	2,008	1,372
Environmental remediation	107	47	62
Exploration expense	422	296	310
Interest and debt expense, net	339	291	293
	11,435	10,190	8,683
INCOME BEFORE TAXES AND OTHER ITEMS	8,578	7,484	6,521
Provision for domestic and foreign income and other taxes	3,507	3,354	1,841
Minority interest	75	111	74
Income from equity investments	(82)	(183)	(232)
INCOME FROM CONTINUING OPERATIONS	5,078	4,202	4,838
Discontinued operations, net	322	(11)	452
Cumulative effect of changes in accounting principles, net	—	—	3
NET INCOME	$5,400	$4,191	$5,293
BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$6.08	$4.93	$6.00
Discontinued operations, net	0.39	(0.01)	0.56
BASIC EARNINGS PER COMMON SHARE	$6.47	$4.92	$6.56
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$6.05	$4.88	$5.91
Discontinued operations, net	0.39	(0.01)	0.56
DILUTED EARNINGS PER COMMON SHARE	$6.44	$4.87	$6.47
DIVIDENDS PER COMMON SHARE	$0.94	$0.80	$0.645

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets In millions	Occidental Petroleum Corporation and Subsidiaries
Assets at December 31,	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$1,964	$1,339
Short-term investments	—	240
Trade receivables, net of reserves of $35 in 2007 and $15 in 2006	4,973	2,825
Receivables from joint ventures, partnerships and other	416	499
Inventories	910	825
Prepaid expenses and other	332	257
Assets of discontinued operations	—	184
Total current assets	8,595	6,169
LONG-TERM RECEIVABLES, NET	203	231
INVESTMENTS IN UNCONSOLIDATED ENTITIES	783	1,344
PROPERTY, PLANT AND EQUIPMENT
Oil and gas segment, successful efforts method	33,951	29,696
Chemical segment	5,049	5,063
Corporate and other	916	721
	39,916	35,480
Accumulated depreciation, depletion and amortization	(13,638)	(11,342)
	26,278	24,138
OTHER ASSETS	660	549
TOTAL ASSETS	$36,519	$32,431

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets In millions, except share and per-share amounts	Occidental Petroleum Corporation and Subsidiaries
Liabilities and Stockholders’ Equity at December 31,	2007	2006
CURRENT LIABILITIES
Current maturities of long-term debt and notes payable	$47	$171
Accounts payable	4,263	2,263
Accrued liabilities	1,399	1,532
Dividends payable	212	188
Domestic and foreign income taxes	227	396
Liabilities of discontinued operations	118	145
Total current liabilities	6,266	4,695
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND UNAMORTIZED NET DISCOUNT/PREMIUM	1,741	2,619
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	2,324	2,366
Long-term liabilities of discontinued operations	174	195
Other	3,156	2,952
	5,654	5,513
CONTINGENT LIABILITIES AND COMMITMENTS
MINORITY INTEREST	35	352
STOCKHOLDERS' EQUITY
Common stock, $.20 par value; authorized 1.1 billion shares;
outstanding shares: 2007 — 877,123,937 and 2006 — 870,678,608	175	174
Treasury stock: 2007 — 51,388,016 shares and 2006 — 30,760,490 shares	(2,610)	(1,481)
Additional paid-in capital	7,071	6,905
Retained earnings	18,819	13,987
Accumulated other comprehensive loss	(632)	(333)
	22,823	19,252
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,519	$32,431

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity In millions	Occidental Petroleum Corporation and Subsidiaries
							Accumulated
				Additional			Other
	Common		Treasury	Paid-in		Retained	Comprehensive
	Stock (a)		Stock	Capital (a)		Earnings (b)	Income(Loss)
Balance, December 31, 2004	$159		$—	$4,572		$5,711	$155
Net income	—		—	—		5,293	—
Other comprehensive loss, net of tax	—		—	—		—	(528)
Dividends on common stock	—		—	—		(520)	—
Issuance of common stock	—		—	16		—	—
Exercises of options and other, net	2		—	239		—	—
Purchases of treasury stock	—		(8)	—		—	—
Balance, December 31, 2005	$161		$(8)	$4,827		$10,484	$(373)
Net income	—		—	—		4,191	—
Pension and postretirement adjustments,
net of tax	—		—	—		—	(168)
Other comprehensive income, net of tax	—		—	—		—	208
Dividends on common stock	—		—	—		(688)	—
Issuance of common stock	11	(c)	—	2,064	(d)	—	—
Exercises of options and other, net	2		—	14		—	—
Purchases of treasury stock	—		(1,473)	—		—	—
Balance, December 31, 2006	$174		$(1,481)	$6,905		$13,987	$(333)
Net income	—		—	—		5,400	—
Uncertain tax positions adjustment	—		—	—		219	—
Other comprehensive loss, net of tax	—		—	—		—	(299)
Dividends on common stock	—		—	—		(787)	—
Issuance of common stock	—		—	94		—	—
Exercises of options and other, net	1		—	72		—	—
Purchases of treasury stock	—		(1,129)	—		—	—
Balance, December 31, 2007	$175		$(2,610)	$7,071		$18,819	$(632)
(a)	Restated to reflect a two-for-one stock split effected as a 100-percent stock dividend in August 2006. See Note 1 for further information.
(b)	Restated to reflect adoption of FSP AUG AIR-1. See Note 3 for further information.
(c)	Amount represents stock issued for the Vintage acquisition.
(d)	Includes $2,054 for stock issued for the Vintage acquisition.

Consolidated Statements of Comprehensive Income

In millions

For the years ended December 31,	2007	2006	2005
Net income	$5,400	$4,191	$5,293
Other comprehensive income(loss) items:
Foreign currency translation adjustments (a)	14	5	(13)
Derivative mark-to-market adjustments (b)	(182)	88	(330)
Pension and postretirement adjustments (c)	(13)	(3)	(1)
Reclassification of realized gains (d)	(217)	(59)	(463)
Unrealized gains on securities (e)	99	177	279
Other comprehensive (loss) income, net of tax	(299)	208	(528)
Comprehensive income	$5,101	$4,399	$4,765
(a)	Net of tax of $0, $0 and $13 in 2007, 2006 and 2005, respectively.
(b)	Net of tax of $103, $50 and $188 in 2007, 2006 and 2005, respectively.
(c)	Net of tax of $8, $1 and $0 in 2007, 2006 and 2005, respectively.
(d)

Net of tax of $124, $34 and $264 in 2007, 2006 and 2005, respectively. Amounts represent the recognition of the 2007 gain on the sale of the remaining Lyondell Chemical Company (Lyondell) shares, the 2006 gain on the partial sale of Lyondell shares and the 2005 gain due to Valero Energy Corporation’s (Valero) acquisition of Premcor, Inc. (Premcor) and the subsequent sale of the Valero shares.

(e)	Net of tax of $56, $102 and $165 in 2007, 2006 and 2005, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows In millions	Occidental Petroleum Corporation and Subsidiaries
For the years ended December 31,	2007	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$5,400	$4,191	$5,293
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued Operations, net	(322)	11	(452)
Cumulative effect of changes in accounting principles, net	—	—	(3)
Depreciation, depletion and amortization of assets	2,379	2,008	1,372
Reversal of tax reserves	—	—	(954)
Deferred income tax provision (benefit)	35	98	(54)
Other noncash charges to income	887	588	812
Gains on disposition of assets, net	(874)	(118)	(870)
Income from equity investments	(82)	(183)	(232)
Dry hole and impairment expense	247	115	216
Changes in operating assets and liabilities:
Increase in accounts and notes receivable	(2,219)	(85)	(659)
Increase in inventories	(71)	(64)	(126)
Increase in prepaid expenses and other assets	(96)	(161)	(73)
Increase (decrease) in accounts payable and accrued liabilities	1,807	(191)	514
(Decrease) increase in current domestic and foreign income taxes	(73)	(44)	200
Other operating, net	(358)	(234)	(244)
Operating cash flow from continuing operations	6,660	5,931	4,740
Operating cash flow from discontinued operations	138	422	597
Net cash provided by operating activities	6,798	6,353	5,337
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(3,497)	(2,987)	(2,295)
Sale of assets, net	509	982	185
Purchase of assets, net	(1,381)	(2,545)	(2,126)
Purchase of short-term investments	(10)	(177)	(185)
Sale of short-term investments	250	190	183
Sales of equity investments and available-for-sale investments	1,157	251	1,122
Equity investments and other, net	(145)	(74)	83
Investing cash flow from continuing operations	(3,117)	(4,360)	(3,033)
Investing cash flow from discontinued operations	(11)	(23)	(128)
Net cash used by investing activities	(3,128)	(4,383)	(3,161)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	127	173	236
Payments of long-term debt and capital lease liabilities	(1,291)	(1,066)	(1,134)
Proceeds from issuance of common stock	17	7	13
Purchases of treasury stock	(1,129)	(1,473)	(8)
Redemption of preferred stock	(75)	—	—
Cash dividends paid	(765)	(646)	(483)
Stock options exercised	28	46	126
Excess tax benefits related to share-based payments	43	140	36
Other financing, net	—	—	28
Financing cash flow from continuing operations	(3,045)	(2,819)	(1,186)
Financing cash flow from discontinued operations	—	—	(1)
Net cash used by financing activities	(3,045)	(2,819)	(1,187)
Increase (Decrease) in cash and cash equivalents	625	(849)	989
Cash and cash equivalents — beginning of year	1,339	2,188	1,199
Cash and cash equivalents — end of year	$1,964	$1,339	$2,188

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

In this report, the term "Occidental" or "the Company" refers to Occidental Petroleum Corporation (OPC) and/or one or more entities where it owns a majority voting interest (subsidiaries). Occidental is a multinational organization whose principal business segments are operated by its oil and gas subsidiaries and affiliates and chemical subsidiaries and affiliates. The subsidiaries and other affiliates in the oil and gas segment explore for, develop, produce and market crude oil, natural gas liquids (NGL) and natural gas. The subsidiaries and other affiliates in the chemical segment (OxyChem) manufacture and market basic chemicals, vinyls and performance chemicals.

On August 1, 2006, Occidental effected a two-for-one stock split in the form of a stock dividend to stockholders of record as of that date with distribution of the shares on August 15, 2006. The total number of authorized shares of common stock and associated par value per share were unchanged by this action. All share and per-share amounts discussed and disclosed in this Annual Report on Form 10-K reflect the effect of the stock split.

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

In addition, certain financial statements, notes and supplementary data for prior years have been reclassified to conform to the 2007 presentation.

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

Revenue from chemical product sales is recognized when the product is shipped and title has passed to the customer. Prices are fixed at the time of shipment. Certain incentive programs may provide for payments or credits to be made to customers based on the volume of product purchased over a defined period. Total customer incentive payments over a given period are estimated and recorded as a reduction to revenue ratably over the contract period. Such estimates are evaluated and revised as warranted.

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

Included in the accompanying consolidated balance sheet are deferred tax assets of $1.7 billion as of December 31, 2007, the noncurrent portion of which is netted against deferred income tax liabilities. Realization of these assets is dependent upon Occidental generating sufficient future taxable income. Occidental expects to realize the recorded deferred tax assets through future operating income and reversal of temporary differences.

The accompanying consolidated financial statements include assets of approximately $10.0 billion as of December 31, 2007, and net sales of approximately $6.3 billion for the year ended December 31, 2007, relating to Occidental’s operations in countries outside North America. Occidental operates some of its oil and gas business in countries that occasionally have experienced political instability, armed conflict, civil unrest, security problems, restrictions on production equipment imports and sanctions that prevent continued operations, all of which increase Occidental's risk of loss or delayed or restricted production or may result in other adverse consequences. Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would seek compensation in the event of nationalization.

Since Occidental’s major products are commodities, significant changes in the prices of oil and gas and chemical products may have a significant impact on Occidental’s results of operations for any particular year.

Also, see "Property, Plant and Equipment" below.

CASH AND CASH EQUIVALENTS

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash. Cash equivalents totaled approximately $2.0 billion and $1.3 billion at December 31, 2007 and 2006, respectively.

SHORT-TERM INVESTMENTS

Occidental’s short-term investments consist of highly liquid debt securities (auction-rate securities) classified as available-for-sale. Short-term investments are marked-to-market with any unrealized gains or losses included in accumulated other comprehensive income/loss (AOCI). Occidental sold all of its short-term investments in 2007.

INVENTORIES

For the oil and gas segment, materials and supplies are valued at the lower of average cost or market. Inventories are reviewed periodically for obsolescence. Crude oil and NGLs inventories and natural gas trading and storage inventory are valued at the lower of cost or market.

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

The following table summarizes the activity of capitalized exploratory well costs for the past three years:

In millions	2007	2006	2005
Balance — Beginning of Year	$46	$46	$5
Additions to capitalized exploratory well costs pending the determination of proved
reserves	18	24	46
Reclassifications to property, plant and equipment based on the determination of
proved reserves	(5)	(23)	(2)
Capitalized exploratory well costs charged to expense	(42)	(1)	(3)
Balance — End of Year	$17	$46	$46

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

A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties. At December 31, 2007, the net capitalized costs attributable to unproved properties were $1.4 billion. During 2007, approximately $190 million of the unproved property amount was moved to proved properties. The unproved amounts are not subject to DD&A or impairment until a determination is made as to the existence of proven reserves. As exploration and development work progresses, if reserves on these properties are proven, capitalized costs attributable to the properties will be subject to depreciation and depletion. If the exploration and development work were to be unsuccessful, the capitalized costs of the properties related to this unsuccessful work would be expensed in the year in which the determination was made. The timing of any writedowns of these unproven properties, if warranted, depends upon the nature, timing and extent of future exploration and development activities and their results. Occidental believes its exploration and development efforts will allow it to realize the unproved property balance.

Chemical

Occidental’s chemical plants are depreciated using either the unit-of-production or straight-line method, based upon the estimated useful life of the facilities.

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

Occidental performs impairment tests on its assets, per Statement of Financial Accounting Standards (SFAS) No. 144, whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets.

In 2005, subsequent to the purchase of the Vulcan Materials Company (Vulcan) chemical assets, Occidental reviewed all of its chemical assets and decided to close its least competitive plants and upgrade the remaining operations. As a result of this review, Occidental recorded a $139 million pre-tax charge for the write-off of two previously idled chemical plants and one operating plant and an additional pre-tax charge of $20 million for the write-down of another chemical plant in 2005.

ACCRUED LIABILITIES — CURRENT

Accrued liabilities include accrued payroll, commissions and related expenses of $288 million and $277 million at December 31, 2007 and 2006, respectively.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Reserves for estimated costs that relate to existing conditions caused by past operations and that do not contribute to current or future revenue generation are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. The environmental reserves are based on management’s estimate of the most likely cost to be incurred and are reviewed periodically and adjusted as additional or new information becomes available. Environmental reserves are recorded on a discounted basis only when a reserve is initially established and the aggregate amount of the estimated costs for a specific site and the timing of cash payments are reliably determinable. The reserve methodology for a specific site is not modified once it has been established. Recoveries and reimbursements are recorded in income when receipt is probable. As of December 31, 2007 and 2006, Occidental has not accrued any reimbursements or indemnification recoveries for environmental remediation matters as assets.

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

Most cost sharing arrangements with other parties fall into one of the following three categories:

Category 1: Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or equivalent sites wherein Occidental and other alleged potentially responsible parties share the cost of remediation in accordance with negotiated or prescribed allocations;

Category 2: Oil and gas joint ventures wherein each joint venture partner pays its proportionate share of remedial cost; or

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

The following table summarizes the activity of the asset retirement obligation, of which $445 million and $346 million is included in deferred credits and other liabilities - other, with the remaining current portion in accrued liabilities at December 31, 2007 and 2006, respectively.

For the years ended December 31, (in millions)	2007	2006
Beginning balance	$362	$222
Liabilities incurred	31	33
Liabilities settled	(17)	(13)
Accretion expense	23	19
Acquisitions and other	9	62
Revisions to estimated cash flows	63	39
Ending balance	$471	$362

DERIVATIVE INSTRUMENTS

All derivative instruments required to be marked-to-market under SFAS No. 133, as amended, are carried at fair value. Cash flow hedge realized gains and losses, and any ineffectiveness, are classified within the net sales line item. Gains and losses are netted in the income statement and are netted on the balance sheets when a right of offset exists.

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

STOCK-BASED INCENTIVE PLANS

Occidental has established several shareholder-approved stock-based incentive plans for certain employees (Plans) that are more fully described in Note 12. Beginning July 1, 2005, Occidental accounted for those Plans under SFAS No. 123(R), "Share Based Payments." Prior to July 1, 2005, Occidental applied the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," intrinsic value accounting method for its stock-based incentive plans. A summary of Occidental’s accounting policy under each method follows below.

SFAS No. 123(R)

For restricted stock units (RSUs), performance restricted share units (PRSUs) and cash-settled share units (CSSUs), compensation expense is measured on the grant date using the quoted market price of Occidental’s common stock. For stock options (Options), stock-settled stock appreciation rights (SARs), performance stock awards (PSAs) and total shareholder return incentives (TSRIs), compensation expense is measured on the grant date using valuation models. Compensation expense for RSUs, PRSUs, Options, stock-settled SARs, CSSUs, PSAs and TSRIs, is recognized on a straight-line basis over the requisite service periods, which is generally over the awards’ respective vesting or performance periods. For the PSAs and TSRIs, every quarter until vesting, the cash-settled portion is revalued using valuation models and the stock-settled portion is adjusted for any change in the number of shares expected to be issued based on the performance criteria. For the PRSUs, compensation expense is adjusted for any change in the number of shares expected to be issued based on the performance criteria. For CSSUs, changes in fair value of the market price of Occidental common stock between the grant date and the date of vesting are recognized as compensation expense. For cash-settled SARs issued prior to the adoption of SFAS 123(R), compensation expense is initially measured on the grant date using a valuation model and then is recorded on the accelerated amortization method over the vesting period. Changes in the fair value between the date of grant and the date when the cash-settled SARs are exercised are recognized as compensation expense. Occidental recognizes compensation expense for all graded vesting awards issued subsequent to the adoption of SFAS 123(R) on the straight-line method.

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

SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for continuing operations, net of refunds, during the years 2007, 2006 and 2005 included federal, foreign and state income taxes of approximately $2.177 billion, $2.130 billion and $1.736 billion, respectively. Net cash payments for federal, foreign and state income taxes paid by discontinued operations during the years 2007, 2006 and 2005 were $17 million, $102 million and $108 million, respectively. Interest paid (net of interest capitalized) totaled approximately $248 million, $211 million and $253 million for the years 2007, 2006 and 2005, respectively. (See Note 2 for detail of noncash investing and financing activities regarding certain acquisitions.)

FOREIGN CURRENCY TRANSACTIONS

The functional currency applicable to all of Occidental’s foreign oil and gas operations is the U.S. dollar since cash flows are denominated principally in U.S. dollars. Occidental’s chemical operations in Brazil use the Real as the functional currency. Exchange-rate changes on transactions denominated in non-U.S. dollar functional currencies generated losses of $18 million in 2007, zero in 2006 and $9 million in 2005.

NOTE 2    BUSINESS COMBINATIONS AND ASSET ACQUISITIONS AND DISPOSITIONS

2007

In January 2007, Occidental sold its 50-percent joint venture interest in Russia for an after-tax gain of approximately $412 million.

In June 2007, Occidental completed a fair value exchange under which BP p.l.c. (BP) acquired Occidental's oil and gas interests in Horn Mountain and received cash. Occidental acquired oil and gas interests in the Permian Basin and a gas processing plant in Texas from BP. Occidental also purchased for cash BP's west Texas pipeline system and, in a separate transaction, Occidental sold its oil and gas interests in Pakistan to BP. As a result of these transactions, both the Horn Mountain and Pakistan operations were classified as discontinued operations for all periods presented. Net revenues and pre-tax income for discontinued operations related to Pakistan and Horn Mountain were $193 million and $469 million (including after-tax disposal gains of $230 million) in 2007, $486 million and $359 million in 2006 and $444 million and $306 million in 2005. The assets and liabilities of Horn Mountain and Pakistan are classified as assets of discontinued operations and liabilities of discontinued operations on the consolidated balance sheet. At December 31, 2006, asset and liabilities of discontinued operations related to Horn Mountain and Pakistan were $162 million and $14 million, respectively, which were mainly comprised of PP&E and asset retirement obligations.

In September 2007, Occidental sold exploration properties in West Africa and recorded a pre-tax gain of $103 million.

2006

In January 2006, Occidental completed the merger of Vintage into a wholly owned Occidental subsidiary. As a result, Occidental acquired assets in Argentina, California, Yemen, Bolivia and the Permian Basin in Texas. Occidental paid approximately $1.3 billion in cash to former Vintage shareholders, issued approximately 56 million shares of Occidental common stock, which were valued at $2.1 billion, and assumed Vintage’s debt, which had an estimated fair market value of $585 million at closing.

The acquisition was accounted for in accordance with SFAS No. 141, "Business Combinations." The results of Vintage’s operations have been included in the consolidated financial statements since January 30, 2006. The assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. The estimated fair value of PP&E consisted of $3.4 billion of proved properties and $1.3 billion of unproved properties. No goodwill was recorded on this transaction. The following table summarizes the allocation of the purchase price to Vintage’s assets and liabilities:

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

Certain Vintage assets and their related liabilities were classified as held for sale as part of the allocation of the purchase price as Occidental intended at the time of acquisition to divest these assets, which were subsequently sold in 2006 for $1.0 billion with no gain or loss recorded. The results of operations for the assets that were held for sale and sold are not included in the revenue, cost or production amounts and were treated as discontinued operations. Net revenues and pre-tax income for discontinued operations related to these Vintage assets for the year ended December 31, 2006, were $869 million and $237 million, respectively.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Vintage had occurred at the beginning of each year:

For the years ended December 31, (in millions) (unaudited)	2006	2005
Pro Forma Results of Operations
Revenues	$17,741	$15,856
Net income	$4,157	$5,386
Basic earnings per common share	$4.88	$6.24
Diluted earnings per common share	$4.83	$6.16

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

Occidental’s Block 15 assets and liabilities are classified as assets and liabilities of discontinued operations on the consolidated balance sheet on a retrospective application basis. At December 31, 2007 and 2006, liabilities of discontinued operations related to Ecuador were $292 million and $321 million, respectively, which mainly consisted of the ship or pay obligations to the OCP pipeline. Net revenues and pre-tax income (loss) for discontinued operations related to Ecuador for the years ended December 31, 2006 and 2005 were $275 million and $(529) million, including a pre-tax write-off of $(673) million, and $611 million and $325 million, respectively.

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

In 2005, Occidental signed an agreement with the Libya National Oil Corporation which allowed it to re-enter the country and participate in exploration and production operations in the Sirte Basin, which it left in 1986 pursuant to United States law. This re-entry agreement allowed Occidental to return to its Libyan operations on generally the same terms in effect when activities were suspended. Occidental’s rights in the producing fields extend through 2009 and early 2010.

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

NOTE 3    ACCOUNTING CHANGES

FUTURE ACCOUNTING CHANGES

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Occidental is currently assessing the effect of SFAS No. 157 on its financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement provides entities the option to measure certain financial instruments at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Occidental is currently assessing the effect of SFAS No. 159 on its financial statements.

EITF Issue No. 07-1

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, "Accounting for Collaborative Arrangements." This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Occidental is currently assessing the effect of EITF Issue No. 07-1 on its financial statements but it is not expected to be material.

SFAS No. 141(R)

In December 2007, FASB issued SFAS No. 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No. 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

SFAS No. 160

In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51." This statement provides new accounting guidance and disclosure and presentation requirements for noncontrolling interests in a subsidiary. SFAS No. 160 is effective for the first fiscal year beginning on or after December 15, 2008. Occidental is currently assessing the effect of SFAS No. 160 on its financial statements.

RECENTLY ADOPTED ACCOUNTING CHANGES

FIN No. 48

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation specifies that benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. A tax position meeting the more-likely-than-not recognition threshold should be measured at the largest amount of benefit for which the likelihood of realization upon ultimate settlement exceeds 50 percent. Occidental adopted FIN No. 48 on January 1, 2007. See Note 10 for further information.

FSP AUG AIR-1

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, "Accounting for Planned Major Maintenance Activities," which is effective for the first fiscal year beginning after December 15, 2006. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, which was used by certain operations of Occidental. When Occidental adopted FSP AUG AIR-1 on January 1, 2007, those operations changed to the deferral method of accounting for planned major maintenance activities. The adoption of FSP AUG AIR-1 was retrospectively applied to all periods presented and the impact to the income statements for the years ended December 31, 2006 and 2005 was immaterial.

The following table shows the effects of adopting FSP AUG AIR-1 on the consolidated balance sheet at January 1, 2007 (in millions):

Debit/(Credit)
Prepaid expenses and other	$1
Property, plant and equipment, net	$(16)
Other assets	$91
Accrued liabilities	$43
Deferred and other domestic and foreign income taxes	$(40)
Minority interest	$(11)
Retained earnings	$(68)

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires an employer to recognize the overfunded or underfunded amounts of its defined benefit pension and postretirement plans as an asset or liability and recognize changes in the funded status of these plans in the year in which the changes occur through other comprehensive income (OCI), if they are not recognized in the income statement. The statement also requires a company to use the date of its fiscal year-end to measure the plans. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to use the fiscal year-end as the measurement date is effective for fiscal years ending after December 15, 2008. Occidental adopted this statement on December 31, 2006, and recorded an additional liability of $233 million and a reduction of accumulated OCI, deferred tax liabilities, other assets and minority interest of $168 million, $104 million, $42 million and $3 million, respectively.

NOTE 4    INVENTORIES

Inventories of approximately $190 million and $204 million were valued under the LIFO method at December 31, 2007 and 2006, respectively. Inventories consisted of the following:

Balance at December 31, (in millions)	2007	2006
Raw materials	$92	$70
Materials and supplies	349	304
Finished goods	571	525
	1,012	899
LIFO reserve	(102)	(74)
Total	$910	$825

NOTE 5    LONG-TERM DEBT

Long-term debt consisted of the following:

Balance at December 31, (in millions)	2007	2006
Occidental Petroleum Corporation
6.75% senior notes due 2012	$368	$368
4.25% medium-term senior notes due 2010	227	227
8.45% senior notes due 2029	116	328
9.25% senior debentures due 2019	116	265
10.125% senior debentures due 2009	96	222
7.2% senior debentures due 2028	82	200
8.75% medium-term notes due 2023	22	76
11.125% senior notes due 2010	12	12
8.1% medium-term notes due 2008	10	10
4% medium-term senior notes due 2007	—	146
	1,049	1,854
Subsidiary Debt
Dolphin Energy Ltd. loans due 2009 (5.78% as of December 31, 2007 and 5.76% as of
December 31, 2006) (a)	588	473
2.95% to 6.3% unsecured notes due 2008 through 2018	140	171
8.25% Vintage senior notes due 2012	—	276
	1,777	2,774
Less:
Unamortized (discount) premium, net	(1)	16
Current maturities	(35)	(171)
Total	$1,741	$2,619
(a)	The Dolphin Energy Ltd. loans include Occidental’s portion of the bridge loan and financing facility.

In September 2006, Occidental amended and restated its $1.5 billion bank credit (Credit Facility) to, among other things, lower the interest rate and extend the term to September 2011. In September 2007, participating lenders extended the maturity date on $1.4 billion of aggregate loan commitments under the Credit Facility to September 2012. The Credit Facility provides for the termination of the loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur or if Occidental files for bankruptcy. Occidental did not draw down any amounts under the Credit Facility during 2007. Available but unused lines of committed bank credit totaled approximately $1.5 billion at December 31, 2007.

None of Occidental's committed bank credits contain material adverse change (MAC) clauses or debt rating triggers that could restrict Occidental's ability to borrow under these lines. Occidental's credit facilities and debt agreements do not contain rating triggers that could terminate bank commitments or accelerate debt in the event of a ratings downgrade. Up to $350 million of the Credit Facility is available in the form of letters of credit. Borrowings under the Credit Facility bear interest at various benchmark rates, including LIBOR, plus a margin based on Occidental's senior debt ratings. Additionally, Occidental paid an annual facility fee of 0.06 percent in 2007 on the total commitment amount, which was based on Occidental's senior debt ratings.

In May 2007, Occidental redeemed all $276 million outstanding principal amount of its 8.25-percent Vintage Petroleum, LLC (Vintage) senior notes due 2012. In January 2007, Occidental completed cash tender offers for its 10.125-percent senior debentures due 2009, 9.25-percent senior debentures due 2019, 8.75-percent medium-term notes due 2023, 7.2-percent senior debentures due 2028 and 8.45-percent senior notes due 2029, resulting in the repurchase of a portion of these debt instruments totaling $659 million in principal amount. The redemption and repurchases resulted in a pre-tax interest expense of $167 million.

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

At December 31, 2007, minimum principal payments on long-term debt subsequent to December 31, 2007, aggregated $1,777 million, of which $35 million is due in 2008, $684 million in 2009, $239 million in 2010, $68 million in 2011, $368 million in 2012, zero in 2013 and $383 million thereafter.

At December 31, 2007, under the most restrictive covenants of certain financing agreements, Occidental's capacity for additional unsecured borrowing was approximately $54.8 billion and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $20.8 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowings.

Occidental estimates the fair value of its long-term debt based on the quoted market prices for the same or similar issues or on the yields offered to Occidental for debt of similar rating and similar remaining maturities. The estimated fair values of Occidental’s debt, at December 31, 2007 and 2006, were approximately $1.9 billion and $3.1 billion, respectively, compared with carrying values of approximately $1.8 billion and $2.8 billion, respectively.

NOTE 6    LEASE COMMITMENTS

The present value of minimum capital lease payments, net of the current portion, totaled $25 million at both December 31, 2007 and 2006. These amounts are included in other liabilities.

Operating and capital lease agreements, which include leases for manufacturing facilities, office space, railcars and tanks, frequently include renewal and/or purchase options and require Occidental to pay for utilities, taxes, insurance and maintenance expense.

At December 31, 2007, future net minimum lease payments for capital and noncancelable operating leases (excluding oil and gas and other mineral leases, utilities, taxes, insurance and maintenance expense) were the following:

In millions	Capital	Operating	(a)
2008	$1	$199
2009	1	112
2010	1	99
2011	1	77
2012	1	58
Thereafter	32	708
Total minimum lease payments	37	$1,253
Less:
Imputed interest	(12)
Present value of minimum capital lease payments, net of current portion	$25
(a)

At December 31, 2007, sublease rental amounts included in the future operating lease payments totaled $52 million, as follows (in millions): 2008—$8, 2009—$10, 2010—$8, 2011—$8, 2012—$8 and thereafter—$10.

Rental expense for operating leases, net of sublease rental income, was $196 million in 2007, $199 million in 2006 and $141 million in 2005. Rental expense was net of sublease income of $7 million in 2007, 2006 and 2005, respectively.

NOTE 7    DERIVATIVE ACTIVITIES

Occidental's market risk exposures relate mainly to commodity prices. Occidental has entered into derivative instrument transactions to reduce these price fluctuations. A derivative is an instrument that, among other characteristics, derives its value from changes in another instrument or variable.

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

Production Hedges

In 2005, Occidental entered into a series of fixed price swaps and collar agreements that qualify as cash-flow hedges for the sale of a portion of its crude oil production. Additionally, Occidental acquired oil and gas fixed price and basis swaps with the Vintage acquisition. The fixed price swaps and the basis swaps expired in 2007. The collar agreements continue to the end of 2011. The 2007 volume that was hedged was less than 3 percent of Occidental’s 2007 crude oil and natural gas production.

Fair Value of Marketing and Trading Derivative Contracts

The following tables reconcile the changes in the net fair value of Occidental’s marketing and trading contracts, a portion of which are hedges, during 2007 and 2006, and segregate the open contracts at December 31, 2007 by maturity periods.

In millions	2007	2006
Fair value of contracts outstanding at beginning of year – unrealized losses	$(355)	$(457)
Losses on contracts realized or otherwise settled during the year	106	106
Changes in fair value attributable to changes in valuation techniques and assumptions	—	—
Losses or other changes in fair values (a)	(327)	(4)
Fair value of contracts outstanding at end of year – unrealized losses	$(576)	$(355)
(a)	Primarily relates to price changes on existing production hedges.
	Maturity Periods
Source of Fair Value – unrealized (losses) gains	2008	2009 to 2010	2011 to 2012	2013 and thereafter	Total Fair Value
Prices actively quoted	$131	$7	$4	$2	$144
Prices provided by other external sources	1	3	(3)	(2)	(1)
Prices based on models and other valuation methods (a)	(233)	(337)	(149)	—	(719)
Total	$(101)	$(327)	$(148)	$—	$(576)
(a)

The underlying prices utilized for the fair value calculations of the options are based on monthly NYMEX published prices. These prices are entered into an industry standard options pricing model to determine fair value.

INTEREST RATE RISK

General

Occidental’s exposure to changes in interest rates relates primarily to its long-term debt obligations. In 2005, Occidental terminated all of its interest-rate swaps that were accounted for as fair-value hedges. These hedges had effectively converted approximately $1.7 billion of fixed-rate debt to variable-rate debt. The fair value of the swaps at termination resulted in a gain of approximately $20 million, which was recorded into income when the debt was paid in 2005 and 2006. The amount of interest expense recorded in the income statement was lower, as a result of the swaps and recognition of the gain, by approximately $13 million and $21 million for the years ended December 31, 2006 and 2005, respectively.

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

FOREIGN CURRENCY RISK

A few of Occidental’s foreign operations have currency risk. Occidental manages its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. Most international crude oil sales are denominated in U.S. dollars. Additionally, all of Occidental’s consolidated foreign oil and gas subsidiaries have the U.S. dollar as the functional currency. At December 31, 2007 and 2006, Occidental had not entered into any foreign currency derivative instruments. The effect of exchange rates on transactions in foreign currencies is included in periodic income and is immaterial.

DERIVATIVE AND FAIR VALUE DISCLOSURES

The following table shows derivative financial instruments included in the consolidated balance sheets:

Balance at December 31, (in millions)	2007	2006
Derivative financial instrument assets
Receivables from joint ventures, partnerships and other	$177	$248
Long-term receivables, net	35	61
	$212	$309
Derivative financial instrument liabilities
Accrued liabilities	$278	$291
Deferred credits and other liabilities – other	510	384
	$788	$675

The following table summarizes net after-tax derivative activity recorded in AOCI:

In millions	2007	2006
Beginning Balance	$(259)	$(347)
Gains (losses) from changes in cash flow hedges	(243)	32
Losses reclassified to income	61	56
Ending Balance	$(441)	$(259)

During the next twelve months, Occidental expects that approximately $114 million of net derivative after-tax losses included in AOCI, based on their valuation at December 31, 2007, will be reclassified into earnings. Hedge ineffectiveness did not have a material impact on earnings for the years ended December 31, 2007, 2006 and 2005.

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

ENVIRONMENTAL REMEDIATION

The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases of substances to the environment. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries participate in environmental assessments and cleanups under these laws at currently-owned facilities, previously-owned sites and third-party sites. Also, OPC or certain of its subsidiaries have been involved in a substantial number of governmental and private proceedings involving historical practices at various sites including, in some instances, having been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws. These proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties.

At December 31, 2007, Occidental, through a wholly owned subsidiary, participated in or monitored ongoing or recent assessments, remediation, proceedings or information requests at 163 sites. Thirty-nine of these sites are currently listed or proposed for listing by the U.S. Environmental Protection Agency on the National Priorities List. The following table presents Occidental's environmental remediation reserves, the current portion of which is included in accrued liabilities ($69 million in 2007, $79 million in 2006 and $83 million in 2005) and the remainder in deferred credits and other liabilities — other ($388 million in 2007, $333 million in 2006 and $335 million in 2005). The reserves are grouped by three categories of environmental remediation sites:

$ amounts in millions	2007		2006		2005
	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance
CERCLA & equivalent sites	105	$225	105	$226	128	$236
Active facilities	17	99	21	116	18	114
Closed or sold facilities	41	133	40	70	39	68
Total	163	$457	166	$412	185	$418

The following table shows environmental reserve activity for the past three years:

In millions	2007	2006	2005
Balance — Beginning of Year	$412	$418	$375
Remediation expenses and interest accretion	108	48	63
Changes from acquisitions/dispositions	5	17	45
Payments	(68)	(71)	(71)
Other	—	—	6
Balance — End of Year	$457	$412	$418

Occidental expects to expend funds equivalent to about half of the current environmental reserve over the next four years and the balance over the next ten or more years. Occidental believes it is reasonably possible that it will continue to incur additional liabilities beyond those recorded for environmental remediation at these sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $400 million beyond the amount accrued. For management’s opinion with respect to environmental matters, refer to Note 9.

CERCLA and Equivalent Sites

As of December 31, 2007, OPC or certain of its subsidiaries have been named in 105 CERCLA or equivalent proceedings, as shown below.

Description ($ amounts in millions)	Number of Sites	Reserve Balance
Minimal/No exposure (a)	85	$7
Reserves between $1-10 MM	14	47
Reserves over $10 MM	6	171
Total	105	$225
(a)

Includes 30 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 6 sites where Occidental has denied liability without challenge, 31 sites where Occidental’s reserves are less than $50,000 each, and 18 sites where reserves are between $50,000 and $1 million each.

The six sites with individual reserves over $10 million in 2007 include a former copper mining and smelting operation in Tennessee, two closed landfills in western New York and groundwater treatment facilities at three closed chemical plants (Montague, Michigan, western New York and Tacoma, Washington).

Active Facilities

Certain subsidiaries of OPC are currently addressing releases of substances from past operations at 17 active facilities. Four assets — a chemical plant in Louisiana, a chemical plant in Kansas and certain oil and gas properties and pipeline systems in the southwestern United States — account for 69 percent of the reserves associated with these facilities.

Closed or Sold Facilities

There are 41 other sites formerly owned or operated by certain subsidiaries of OPC that have ongoing environmental remediation requirements in which OPC or its subsidiaries are involved. Four sites account for 70 percent of the reserves associated with this group. The four sites are: an active refinery in Louisiana where Occidental indemnifies the current owner and operator for certain remedial actions, a water treatment facility at a former coal mine in Pennsylvania, a closed chemical plant in Pennsylvania and a former phosphorous processing and recovery facility in Tennessee.

ENVIRONMENTAL COSTS

Occidental’s costs, some of which may include estimates, relating to compliance with environmental laws and regulations are shown below for each segment:

In millions	2007	2006	2005
Operating Expenses
Oil and Gas	$108	$95	$65
Chemical	80	73	67
	$188	$168	$132
Capital Expenditures
Oil and Gas	$59	$55	$43
Chemical	14	25	21
	$73	$80	$64
Remediation Expenses
Corporate	$107	$47	$62

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

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 2001 are generally closed for U.S. federal corporate income tax purposes. Corporate tax returns for taxable years 2001 through the current year are in various stages of audit by the U.S. Internal Revenue Service. Disputes may arise during the course of such audits as to facts and matters of law.

At December 31, 2007, commitments for major capital expenditures during 2008 and thereafter were approximately $330 million.

Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling services, electrical power, steam and certain chemical raw materials. At December 31, 2007, the net present value of the fixed and determinable portion of the obligations under these agreements, which were used to collateralize financings of the respective suppliers, aggregated $52 million, which was payable as follows (in millions): 2008 – $12, 2009 – $10, 2010 – $10, 2011 – $9, 2012 – $8 and thereafter – $3. Fixed payments under these agreements were $18 million in 2007, $18 million in 2006 and $17 million in 2005.

Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities. Some of these commitments, although not fixed or determinable, involve capital expenditures and are part of the $3.8 to $3.9 billion in capital expenditures estimated for 2008.

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and other affiliates will meet their various obligations (guarantees).

At December 31, 2007, the notional amount of the guarantees that are subject to the reporting requirements of FIN 45 was approximately $250 million, which consists of Occidental’s guarantee of equity investees’ debt, primarily from the Dolphin Project equity investment, and other commitments.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2007, Occidental is not aware of circumstances it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

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

NOTE 10    DOMESTIC AND FOREIGN INCOME AND OTHER TAXES

The domestic and foreign components of income from continuing operations before domestic and foreign income and other taxes were as follows:

For the years ended December 31, (in millions)	Domestic	Foreign	Total
2007	$4,604	$3,981	$8,585
2006	$4,281	$3,275	$7,556
2005	$4,348	$2,331	$6,679

The provisions(credits) for domestic and foreign income and other taxes from continuing operations consisted of the following:

For the years ended December 31, (in millions)	U.S. Federal	State and Local	Foreign	Total
2007
Current	$1,371	$125	$1,976	$3,472
Deferred	48	14	(27)	35
	$1,419	$139	$1,949	$3,507
2006
Current	$1,370	$114	$1,772	$3,256
Deferred	154	(13)	(43)	98
	$1,524	$101	$1,729	$3,354
2005
Current	$537	$121	$1,237	$1,895
Deferred	(57)	(9)	12	(54)
	$480	$112	$1,249	$1,841

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

The following is a reconciliation, stated as a percentage of pre-tax income, of the United States statutory federal income tax rate to Occidental’s effective tax rate on income from continuing operations:

For the years ended December 31,	2007	2006	2005
United States federal statutory tax rate	35%	35%	35%
Operations outside the United States	6	8	6
State taxes, net of federal benefit	1	1	1
Reversal of tax reserves	—	—	(13)
Other	(1)	—	(1)
Tax rate provided by Occidental	41%	44%	28%

The tax effects of temporary differences resulting in deferred income taxes at December 31, 2007 and 2006 were as follows:

	2007		2006
	Deferred	Deferred	Deferred	Deferred
Tax effects of temporary differences (in millions)	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Property, plant and equipment differences	$180	$3,541	$189	$3,168
Investments including partnerships	—	—	—	217
Environmental reserves	186	—	162	—
Postretirement benefit accruals	243	—	233	—
Deferred compensation and benefits	259	—	208	—
Asset retirement obligations	136	—	82	—
Derivatives	218	—	70	—
Foreign tax credit carryforward	242	—	133	—
State income taxes	71	—	106	—
All other	459	251	317	108
Subtotal	1,994	3,792	1,500	3,493
Valuation allowance	(296)	—	(183)	—
Total deferred taxes	$1,698	$3,792	$1,317	$3,493

Included in total deferred tax assets was a current portion aggregating $230 million and $190 million as of December 31, 2007 and 2006, respectively, that was reported in prepaid expenses and other.

Occidental has, as of December 31, 2007, foreign tax credit carryforwards of $242 million which expire in varying amounts through 2017 and various state net operating loss carryforwards which have varying carryforward periods through 2025. Occidental established a valuation allowance against these foreign tax credit carryforwards and state net operating losses as the Company believes these assets will not be utilized in the statutory carryforward periods. In addition, Occidental establishes a valuation allowance against deferred tax assets resulting from deductible temporary differences when it believes future benefit is unlikely to be realized.

A deferred tax liability has not been recognized for temporary differences related to Occidental’s investment in certain foreign subsidiaries primarily as a result of unremitted earnings of consolidated subsidiaries aggregating approximately $4.8 billion at December 31, 2007, as it is Occidental’s intention, generally, to reinvest such earnings permanently. If the earnings of these foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $60 million would be required, assuming utilization of available foreign tax credits.

The discontinued operations include an income tax charge of $141 million in 2007, a benefit of $92 million in 2006, and a charge of $188 million in 2005.

The cumulative effect of changes in accounting principles was reduced by an income tax charge of $2 million in 2005.

Additional paid-in capital was credited $43 million in 2007, $140 million in 2006 and $74 million in 2005 for a tax benefit from the exercise of certain stock-based compensation awards.

As discussed in Note 3, Occidental adopted FIN No. 48 on January 1, 2007. The following table shows the effect of adopting FIN No. 48 on the consolidated balance sheet at January 1, 2007 (in millions):

Debit/(Credit)
Domestic and foreign income taxes – Current	$140
Deferred and other domestic and foreign income taxes	$(8)
Deferred credits and other liabilities – Other	$100
Minority interest	$(13)
Retained earnings	$(219)

As of the January 1, 2007 adoption, Occidental had liabilities for unrecognized tax benefits of approximately $77 million included in deferred credits and other liabilities – other, which included approximately $61 million that, if subsequently recognized, would have affected Occidental’s effective tax rate. As of December 31, 2007, Occidental had liabilities for unrecognized tax benefits of approximately $83 million included in deferred credits and other liabilities – other, which included approximately $66 million that, if subsequently recognized, would have affected Occidental’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the year ended December 31, (in millions)	2007
Balance at January 1, 2007	$77
Additions based on tax positions related to the current year	13
Reductions based on tax positions related to prior years	(7)
Balance at December 31, 2007	$83

Occidental continues to recognize an estimate of potential interest and penalties related to liabilities for unrecognized tax benefits in the provisions for domestic and foreign income and other taxes. For the years ended December 31, 2007, 2006 and 2005, Occidental recognized approximately $2 million, $5 million and $2 million, respectively, in interest and penalties. Occidental’s accrued interest and penalties were $11 million and $15 million as of December 31, 2007 and 2006, respectively.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years prior to 2001 are generally closed for U.S. federal and state corporate income tax purposes. Taxable years 2001 through the current year are in various stages of audit by the U.S. Internal Revenue Service. Foreign government tax authorities are in various stages of auditing Occidental, and income taxes for taxable years from 2002 through 2007 remain subject to examination. Disputes may arise during the course of such audits as to facts and matters of law.

It is reasonably possible that Occidental’s existing liabilities for unrecognized tax benefits may increase or decrease within the next twelve months primarily due to the progression of audits in process or the expiration of statutes of limitation. Occidental cannot reasonably estimate a range of potential changes in such benefits due to the unresolved nature of the various audits.

NOTE 11    STOCKHOLDERS' EQUITY

The following is an analysis of common stock:

(shares in thousands)	Common Stock
Balance, December 31, 2004	793,455
Issued	1,510
Options exercised and other, net	9,465
Balance, December 31, 2005	804,430
Issued	57,257
Options exercised and other, net	8,992
Balance, December 31, 2006	870,679
Issued	2,933
Options exercised and other, net	3,512
Balance, December 31, 2007	877,124

In May 2006, Occidental amended its Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 1.1 billion. The par value per share remained unchanged.

TREASURY STOCK

In 2007, the Board of Directors authorized an increase to Occidental's treasury stock purchase program under which Occidental is authorized to purchase up to 55 million shares of its common stock. Additionally, Occidental purchased shares from the trustee of its defined contribution savings plan. In 2007, Occidental purchased 20.6 million shares under the programs at an average cost of $54.75 per share. In 2006, Occidental purchased 30.6 million shares under the programs at an average cost of $48.20 per share.

In February 2008, the Board of Directors authorized an increase to Occidental's treasury stock purchase program, which increased the number of shares that Occidental is authorized to purchase from 55 to 75 million shares.

NONREDEEMABLE PREFERRED STOCK

Occidental has authorized 50,000,000 shares of preferred stock with a par value of $1.00 per share. At December 31, 2007, 2006 and 2005, Occidental had no outstanding shares of preferred stock.

EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during each year, including vested but unissued share and share units. The computation of diluted earnings per share further reflects the dilutive effect of stock options and stock-settled SARs.

The following are the share amounts used to compute the basic and diluted earnings per share for the years ended December 31:

In millions	2007	2006	2005
Basic Earnings per Share
Weighted average common shares outstanding	874.0	860.9	799.9
Weighted average treasury shares	(42.1)	(15.9)	—
Vested, unissued shares	3.0	7.6	6.7
Basic Shares	834.9	852.6	806.6
Diluted Earnings per Share
Basic shares	834.9	852.6	806.6
Dilutive effect of stock options and unvested restricted shares	4.2	7.8	11.6
Dilutive Shares	839.1	860.4	818.2

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following after-tax (losses) gains:

Balance at December 31, (in millions)	2007	2006
Foreign currency translation adjustments	$(10)	$(24)
Derivative mark-to-market adjustments	(441)	(259)
Pension and post-retirement adjustments (a)	(181)	(168)
Unrealized gains on securities	—	118
Total	$(632)	$(333)
(a)	See Note 13 for further information.

NOTE 12    STOCK-BASED INCENTIVE PLANS

Occidental has established several Plans that provide for stock-based awards in the form of Options, restricted stock, RSUs, stock bonuses, SARs, PSAs, PRSUs, TSRIs, CSSUs and dividend equivalents. These awards were granted under the 1995 Incentive Stock Plan (1995 ISP), 2001 Incentive Compensation Plan (2001 ICP), Phantom Share Unit Awards Plan and the 2005 Long-Term Incentive Plan (2005 LTIP). No further awards will be granted under the 1995 ISP and 2001 ICP; however, certain 1995 ISP and 2001 ICP award grants were outstanding at December 31, 2007. An aggregate of 66 million shares of Occidental common stock are reserved for issuance under the 2005 LTIP and at December 31, 2007, approximately 43.3 million shares of Occidental common stock were available for future awards. All non-employee director awards are now granted under the 2005 LTIP. During 2007, non-employee directors were granted awards for 59,800 shares of restricted stock that fully vested on the grant date. Awards that have been granted to directors under the 2005 LTIP are restricted and may not be sold or transferred for three years, except in the case of death or disability, during the director’s period of service as a member of the Board. Compensation expense for these awards was measured using the quoted market price of Occidental's common stock on the grant date and was recognized at grant date.

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

The table below summarizes certain stock-based incentive amounts for the past three years (all amounts in millions):

Year Ended December 31	2007	2006	2005
Compensation expense	$290	$211	$186
Income tax benefit recognized in the income statement	$105	$77	$68
Intrinsic value of options and stock-settled SAR exercises	$110	$494	$227
Liabilities paid (a)	$95	$34	$11
Fair value of RSUs and PSAs vested during the year (b)	$128	$107	$80
(a)	Includes liabilities paid under the cash-settled SARs.
(b)	As measured on the vesting date for RSUs and the stock-settled portion of the PSAs.

As of December 31, 2007, there was $209 million of pre-tax unrecognized compensation expense related to all unvested stock-based incentive award grants. This expense is expected to be recognized over a weighted average period of 1.9 years.

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

The grant date assumptions used in the Black Scholes valuation for Options and stock-settled SARs were as follows:

Year Granted	2006	2005	2004
Assumptions used:
Risk-free interest rate	5.0%	3.7%	3.4%
Dividend yield	1.4%	1.5%	2.2%
Volatility factor	26%	27%	21%
Expected life (years)	5.5	5.5	3.6

The grant date fair values of each stock-settled SAR granted in 2006 and 2005 were $14.77 and $10.76, respectively. The grant date fair value of each Option granted in 2004 was $4.02. The fair value of the cash-settled SARs is also estimated using the Black Scholes model and is recalculated using updated assumptions each quarter until they are exercised. Changes in the fair value between the date of grant and the date when the cash-settled SARs are exercised are recognized as compensation expense.

The following is a summary of Option and SAR transactions during 2007:

	2007
	Stock- Settled SARs & Options (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (000’s)	Cash- Settled SARs (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (000’s)
Beginning balance,
January 1, 2007	12,852	$32.45			5,210	$24.66
Exercised	(2,912)	$20.93			(2,047)	$24.66
Forfeited or expired	—	$—			(37)	$24.66
Ending balance,
December 31, 2007	9,940	$35.83	7.1	$409,135	3,126	$24.66	6.5	$163,571
Exercisable at
December 31, 2007	6,555	$30.19	6.6	$306,723	3,126	$24.66	6.5	$163,571

RSUs

Certain employees are awarded the right to receive RSUs that vest ratably three and five years after the grant date and can be forfeited or accelerated under certain conditions. Dividend equivalents are paid during the vesting period. Compensation expense for RSUs is measured on the grant date using the quoted market price of Occidental's common stock on the grant date. The weighted average grant date fair values of the RSUs granted in 2007, 2006, 2005, 2004 and 2003 were $52.68, $50.45, $40.91, $25.35 and $16.55, respectively.

A summary of changes in Occidental’s unvested RSUs during the year ended December 31, 2007 is presented below:

	2007
	RSUs (000’s)	Weighted Average Grant Date Fair Value
Unvested at January 1	3,082	$39.79
Granted	22	$52.68
Vested	(1,553)	$36.96
Forfeitures	(31)	$46.42
Unvested at December 31	1,520	$42.73

PERFORMANCE-BASED AWARDS

PRSUs

Certain executives are awarded PRSUs with a performance measure based on Occidental’s three-year cumulative return on equity with payout amounts varying from 0 to 200 percent of the target award. The PRSUs vest at the end of the three-year period following the grant date if performance targets are certified as being met. Compensation expense is measured on the grant date using the quoted market price of Occidental’s common stock and the number of shares expected to be issued based on the performance criteria. Compensation expense is adjusted during the vesting period only for changes in expected share payout. Cumulative dividend equivalents are paid in cash at the end of the performance period for the number of shares certified for payout.

A summary of Occidental’s PRSUs issued during the year ended December 31, 2007, is presented below:

	2007
	PRSUs (000’s)	Weighted Average Grant Date Fair Value
Unvested at January 1	758	$50.45
Granted or issued	—	$—
Unvested at December 31	758	$50.45

PSAs and TSRIs

Certain executives are awarded PSAs and TSRIs that vest at the end of the four-year period following the grant date if performance targets are certified as being met. For PSAs granted prior to July 2007 payouts range from 0 to 200 percent of the target award and include provisions to provide that the first 100 percent payout will be settled only in stock and any payout in excess of 100 percent will be settled substantially in cash. For TSRIs granted in July 2007, payouts range from 0 to 150 percent of the target award and include provisions to provide for settlement, once certified, to occur equally in stock and cash. Dividend equivalents for PSA and TSRI target shares are paid during the performance period regardless of the payout range or settlement provision.

The fair values of the stock-settled portion of PSAs and TSRIs are measured on the grant date using a Monte Carlo simulation model using Occidental's assumptions, noted in the following table, and the volatility from corresponding peer companies. The expected life is based on the vesting period (Term). The volatility factors are based on the historical volatilities of Occidental stock over the Term. The risk-free interest rate is the implied yield available on zero coupon (US Treasury Strip) T-notes at the time of grant with a remaining term equal to the Term. The dividend yield is the expected annual dividend yield over the Term, expressed as a percentage of the stock price on the grant date. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive the awards, and subsequent events may not be indicative of the reasonableness of the original estimates of fair value made by Occidental.

The grant-date assumptions used in the Monte Carlo simulation model for stock-settled PSAs and TSRIs were as follows:

	TSRIs	PSAs
Year Granted	July 2007	2007	2006	2005	2004
Assumptions used:
Risk-free interest rate	4.4%	4.1%	4.0%	3.3%	3.0%
Dividend yield	1.7%	1.9%	1.7%	1.9%	2.5%
Volatility factor	26%	25%	32%	21%	29%
Expected life (years)	4	4	4	4	4
Grant date fair value of underlying Occidental common stock	$61.93	$48.83	$39.94	$29.18	$21.12

The fair value of the cash-settled portion of PSAs and TSRIs is also estimated using a Monte Carlo simulation model each quarter, through vesting, using updated assumptions. Changes in fair value of the cash-settled portion of the PSAs and TSRIs are recorded as compensation expense.

A summary of Occidental’s unvested PSAs and TSRIs as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

	2007
	PSAs (000’s)	Grant Date Fair Value of Occidental Stock	TSRIs (000’s)	Grant Date Fair Value of Occidental Stock
Unvested at January 1 (a)	1,402	$19.69	—	$—
Granted (a, b)	168	$48.83	523	$61.93
Vested (c)	(563)	$14.23	—	$—
Forfeitures	(34)	$47.95	—	$—
Unvested at December 31 (a)	973	$47.01	523	$61.93
(a)	Unvested awards and award grants are presented at the target payouts.
(b)	Actual payout may be up to 200 percent of this amount for PSAs granted prior to July 2007. The TSRIs granted in July 2007 have a maximum payout of 150 percent.
(c)	The weighted-average payout at vesting was 198 percent of the target.

CSSUs

Certain employees are awarded the right to receive CSSUs (which include and have been issued as Long-Term Incentive awards). CSSUs are equivalent in value to actual shares of Occidental common stock but are paid in cash at the time of vesting. The fair value of the CSSUs is measured on the grant date using the quoted market price of Occidental common stock and expensed on a straight-line basis over the vesting period. CSSUs vest either in total over two years or ratably over three years after the grant date and can be forfeited or accelerated under certain conditions. For CSSUs which vest in total over two years, dividend equivalents are accumulated during the vesting period and are paid when they vest. For CSSUs which vest ratably, dividend equivalents are paid during the vesting period. Changes in the fair value between the grant date and the date when the CSSUs vest are recognized as compensation expense. The weighted average grant date fair values of the CSSUs granted in 2007 and 2006 were $61.90 and $48.59, respectively.

A summary of changes in Occidental’s unvested CSSUs during the year ended December 31, 2007 is presented below:

	2007
	CSSUs (000’s)	Weighted Average Grant Date Fair Value
Unvested at January 1	675	$48.59
Granted	661	$61.90
Vested	—	$—
Forfeitures	(80)	$59.44
Unvested at December 31	1,256	$55.39

PRO-FORMA INFORMATION

Occidental adopted SFAS No. 123(R) on July 1, 2005. The following table shows the pro forma net income and earnings per share that Occidental would have recorded if compensation expense were determined using SFAS No. 123(R) for these periods (amounts in millions, except per share amounts).

2005
Net Income	$5,293
Add: Stock-based compensation included in net income, net of tax, under
APB Opinion No. 25 (a)	104
Deduct: Stock-based compensation, net of tax, determined under
SFAS No. 123(R) fair value method (a)	(112)
Pro forma net income	$5,285
Earnings per share:
Basic — as reported	$6.56
Basic — pro forma	$6.55
Diluted — as reported	$6.47
Diluted — pro forma	$6.46
(a)	The 2005 amounts include only the first six months of 2005 before SFAS 123(R) was adopted.

NOTE 13    RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Occidental has various benefit plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees. As discussed in Note 3, on December 31, 2006, Occidental adopted the provisions of SFAS No. 158.

DEFINED CONTRIBUTION PLANS

All domestic employees and certain foreign national employees are eligible to participate in one or more of the defined contribution retirement or savings plans that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, age level and employee contributions. Certain salaried employees participate in a supplemental retirement plan that provides restoration of benefits lost due to governmental limitations on qualified retirement benefits. The accrued liabilities for the supplemental retirement plan were $84 million, $70 million and $61 million as of December 31, 2007, 2006 and 2005, respectively, and Occidental expensed $86 million in 2007, $74 million in 2006 and $66 million in 2005 under the provisions of these defined contribution and supplemental retirement plans.

DEFINED BENEFIT PLANS

Participation in the defined benefit plans is limited and approximately 1,000 domestic and 1,100 foreign national employees, mainly union, nonunion hourly and certain employees that joined Occidental from acquired operations with grandfathered benefits, are currently accruing benefits under these plans.

Pension costs for Occidental’s defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.

OTHER POSTRETIREMENT BENEFIT PLANS

Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. The benefits generally are funded by Occidental as the benefits are paid during the year. The total benefit costs, including the postretirement costs, were approximately $131 million in 2007, $120 million in 2006 and $104 million in 2005.

OBLIGATIONS AND FUNDED STATUS

Occidental uses a measurement date of December 31 for all defined benefit pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
For the years ended December 31, (in millions)	2007	2006	2007	2006	2007	2006
Changes in benefit obligation:
Benefit obligation — beginning of year	$523	$492	$619	$614	$29	$26
Service cost — benefits earned during the period	9	11	12	10	1	—
Interest cost on projected benefit obligation	27	27	34	33	2	2
Actuarial (gain) loss	(6)	(6)	47	16	2	1
Foreign currency exchange rate changes	12	2	—	—	—	—
Acquisitions (a)	—	28	—	—	—	1
Benefits paid	(41)	(30)	(50)	(54)	(1)	(1)
Plan amendments	3	(1)	—	—	—	—
Benefit obligation — end of year	$527	$523	$662	$619	$33	$29
Changes in plan assets:
Fair value of plan assets — beginning of year	$556	$424	$—	$—	$3	$2
Actual return on plan assets	39	68	—	—	1	—
Foreign currency exchange rate changes	2	1	—	—	—	—
Employer contribution	11	66	—	—	1	1
Benefits paid	(41)	(30)	—	—	(1)	(1)
Acquisitions (a)	—	27	—	—	—	1
Fair value of plan assets — end of year	$567	$556	$—	$—	$4	$3
Funded (unfunded) status:	$40	$33	$(662)	$(619)	$(29)	$(26)
(a)	Relates to the acquisition of Tidelands in 2006.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets were $111 million, $104 million and zero, respectively, as of December 31, 2007, and $96 million, $90 million and zero, respectively, as of December 31, 2006. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with plan assets in excess of the accumulated benefit obligation were $415 million, $396 million and $566 million, respectively, as of December 31, 2007, and $427 million, $404 million, and $556 million, respectively, as of December 31, 2006.

Occidental has 401(h) accounts established within certain defined benefit pension plans. These plans allow Occidental to fund postretirement medical benefits for employees at two of its operations. Contributions to these 401(h) accounts are made at Occidental's discretion. All of Occidental's other postretirement benefit plans are unfunded.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
As of December 31, (in millions)	2007	2006	2007	2006	2007	2006
Other assets	$156	$135	$—	$—	$—	$—
Accrued liabilities	(3)	(3)	(49)	(53)	—	—
Deferred credits and other liabilities – other	(113)	(99)	(613)	(566)	(29)	(26)
	$40	$33	$(662)	$(619)	$(29)	$(26)

At December 31, 2007 and 2006, AOCI included the following after-tax balances:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
As of December 31, (in millions)	2007	2006	2007	2006	2007	2006
Net loss	$19	$28	$149	$128	$8	$7
Prior service cost	2	1	3	4	—	—
	$21	$29	$152	$132	$8	$7

Occidental does not expect any plan assets to be returned during 2008.

COMPONENTS OF NET PERIODIC BENEFIT COST AND OTHER AMOUNTS RECOGNIZED IN OCI

	Pension Benefits			Postretirement Benefits
				Unfunded Plans			Funded Plans
For the years ended December 31, (in millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Net periodic benefit costs:
Service cost — benefits earned during the period	$9	$11	$12	$12	$10	$9	$1	$—	$—
Interest cost on benefit obligation	27	27	25	34	33	32	2	2	1
Expected return on plan assets	(38)	(33)	(32)	—	—	—	(1)	—	—
Amortization of prior service cost	1	1	1	1	1	1	—	—	—
Recognized actuarial loss	3	1	—	14	16	14	1	1	1
Settlement and special termination benefits
cost (a)	3	—	4	—	—	3	—	—	—
Currency adjustments	10	2	4	—	—	—	—	—	—
Net periodic benefit cost	$15	$9	$14	$61	$60	$59	$3	$3	$2
(a)	Settlement cost relates to benefit distributions made in 2007 and special termination benefits cost relates to the Pottstown plant closure in 2005.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are zero and $1 million, respectively. The estimated net loss and prior service cost for the other defined benefit postretirement plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $16 million and $1 million, respectively.

ADDITIONAL INFORMATION

Occidental’s defined benefit pension and postretirement benefit plan obligations are determined based on various assumptions and discount rates. Occidental uses the fair value of assets to determine expected return on plan assets in calculating pension expense. Occidental funds and expenses negotiated pension increases for domestic union employees over the terms of the applicable collective bargaining agreements.

The following table sets forth the weighted average assumptions used to determine Occidental's benefit obligation and net periodic benefit cost for domestic plans:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
For the years ended December 31,	2007	2006	2007	2006	2007	2006
Benefit Obligation Assumptions:
Discount rate	5.68%	5.53%	5.68%	5.53%	5.68%	5.53%
Rate of compensation increase	4.00%	4.00%	—	—	—	—
Net Periodic Benefit Cost Assumptions:
Discount rate	5.53%	5.33%	5.53%	5.33%	5.53%	5.33%
Assumed long term rate of return on assets	7.00%	7.50%	—	—	7.00%	7.50%
Rate of compensation increase	4.00%	4.00%	—	—	—	—

For domestic pension plans and postretirement benefit plans, Occidental bases the discount rate on the Hewitt Bond Universe yield curve in 2007 and the average yield provided by the Moody’s Aaa Corporate Bond Index in 2006. The weighted average rate of increase in future compensation levels is consistent with Occidental’s past and anticipated future compensation increases for employees participating in retirement plans that determine benefits using compensation. The assumed long-term rate of return on assets is estimated with regard to current market factors but within the context of historical returns. Historical returns and correlation of equities and fixed income securities are studied. Current market factors such as inflation and interest rates are also evaluated.

For pension plans outside of the United States, Occidental bases its discount rate on rates indicative of government and/or investment grade corporate debt in the applicable country, taking into account hyperinflationary environments where necessary. The discount rates used for the foreign pension plans ranged from 3 to 11 percent at both December 31, 2007 and 2006. The average rate of increase in future compensation levels ranged from a low of 2 percent to a high of 10 percent in 2007, dependent on local economic conditions and salary budgets. The expected long-term rate of return on plan assets was 5.5 percent in excess of local inflation in both 2007 and 2006.

The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates projected at an assumed Consumer Price Index (CPI) increase of 2.5 percent as of December 31, 2007 and 2006 (beginning in 1993, participants other than certain union employees have paid for all medical cost increases in excess of increases in the CPI). For certain union employees, the health care cost trend rates were projected at annual rates ranging ratably from 10 percent in 2007 to 6 percent through the year 2011 and level thereafter. A 1-percent increase or a 1-percent decrease in these assumed health care cost trend rates would result in an increase of $21 million or a reduction of $20 million, respectively, in the postretirement benefit obligation as of December 31, 2007, and a corresponding increase or reduction of $1 million in interest cost in 2007. The annual service costs would not be materially affected by these changes.

The actuarial assumptions used could change in the near term as a result of changes in expected future trends and other factors that, depending on the nature of the changes, could cause increases or decreases in the plan liabilities accrued.

Asset allocations of Occidental’s defined benefit pension and funded postretirement benefit plans are as follows:

	Pension Benefits		Postretirement Benefit
			Funded Plans
As of December 31,	2007	2006	2007	2006
Asset Category:
Equity securities	57%	56%	54%	55%
Debt securities	43	44	46	45
Total	100%	100%	100%	100%

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

Occidental expects to contribute $3 million to its defined benefit pension plans during 2008. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

For the years ended December 31, (in millions)	Pension Benefits	Postretirement Benefits
2008	$32	$51
2009	$34	$51
2010	$36	$50
2011	$38	$50
2012	$38	$49
2013 — 2017	$216	$239

NOTE 14    INVESTMENTS AND RELATED-PARTY TRANSACTIONS

At December 31, 2007 and 2006, investments in unconsolidated entities comprised $521 million and $498 million of equity method investments and $234 million and $294 million of advances to equity method investees, respectively. The remainder of the 2007 investments in unconsolidated entities reflects available-for-sale securities.

EQUITY INVESTMENTS

At December 31, 2007, Occidental’s equity investments consist mainly of a 24.5-percent interest in the stock of Dolphin Energy Limited (Dolphin Energy), and various other partnerships and joint ventures, discussed below. Equity investments paid dividends of $33 million, $113 million and $161 million to Occidental in 2007, 2006 and 2005, respectively. At December 31, 2007, cumulative undistributed earnings of equity-method investees since acquisition were $120 million. At December 31, 2007, Occidental’s investments in equity investees exceeded the underlying equity in net assets by $252 million, of which $140 million represents goodwill that will not be amortized and $112 million represents intangible assets, which is being amortized over the life of the underlying assets.

The following table presents Occidental’s ownership interest in the summarized financial information of its equity method investments:

For the years ended December 31, (in millions)	2007	2006	2005
Revenues	$463	$1,569	$3,637
Costs and expenses	381	1,386	3,405
Net income	$82	$183	$232
As of December 31,	2007	2006
Current assets	$130	$151
Non-current assets	$853	$812
Current liabilities	$88	$101
Long-term debt	$603	$562
Other non-current liabilities	$30	$26
Stockholders’ equity	$262	$274

Occidental’s investment in the Dolphin Project consists of two separate economic interests: a 24.5-percent undivided interest in a Development and Production Sharing Agreement, which is proportionately consolidated in the financial statements, and a 24.5-percent ownership interest in the stock of Dolphin Energy, which is accounted for as an equity investment. In July 2005, Dolphin Energy entered into a bridge loan in an amount of $2.45 billion. The proceeds of the new bridge loan were used to pay off amounts outstanding on a previous bridge loan and are being used to fund the construction of the Dolphin Project. The new bridge loan has a term of four years, is a revolving credit facility through April 2008 and may be converted to a term loan thereafter. In September 2005, Dolphin Energy entered into an agreement with banks to provide a $1.0 billion facility to fund the construction of a certain portion of the Dolphin Project. Occidental guarantees 24.5 percent of both of these obligations of Dolphin Energy. At December 31, 2007, Occidental’s portion of the bridge loan and financing facility was $816 million. Occidental had recorded $588 million on the balance sheet at December 31, 2007, for the combined bridge loan and financing facility. The remaining amounts of the bridge loan and financing facility drawdowns are included in the guarantee amounts discussed in Note 9.

In Ecuador, Occidental has a 14-percent interest in the Oleoducto de Crudos Pesados Ltd. (OCP) oil export pipeline. As of December 31, 2007, Occidental’s net investment in and advances to the project totaled $69 million. Occidental reports this investment in its consolidated financial statements using the equity method of accounting. The project was funded in part by senior project debt, which is to be repaid with the proceeds of ship-or-pay tariffs of certain upstream producers in Ecuador. In May 2006, Ecuador terminated Occidental’s contract for the operation of Block 15, which comprised all of its oil-producing operations in the country, and seized Occidental’s Block 15 assets. Occidental’s guarantee of its share of the ship-or-pay obligations provides the lenders the right to require Occidental to make an advance tariff payment as a result of the expropriation, which has not been exercised to date. At December 31, 2007, the total pre-tax advance tariff payment of approximately $89 million was accrued in Occidental’s consolidated financial statements. This advance tariff would be used by the pipeline company to service or prepay project debt. At December 31, 2007, Occidental also had obligations relating to performance bonds totaling $14 million.

Occidental has a 50-percent interest in Elk Hills Power, LLC (EHP), a limited liability company that operates a gas-fired, power-generation plant in California. OCP and EHP are VIEs under the provisions of FIN 46. Occidental has concluded it is not the primary beneficiary of OCP or EHP and, therefore, accounts for these investments using the equity method.

ADVANCES TO EQUITY INVESTEES

In 2004, Occidental entered into a note receivable (Note) with an equity method investee. The Note bears interest at 2.5 percent and is due December 31, 2008. At December 31, 2007 and 2006, the outstanding balance on the Note was $182 million and $196 million, respectively. In 2004, Occidental converted a contribution to an equity method investee into a subordinated revolving credit agreement (Revolver). The Revolver bears interest at 18 percent and expires on December 31, 2021. At December 31, 2007 and 2006, the outstanding balance on the Revolver and related accrued interest were $51 million and $1 million and $55 million and $1 million, respectively.

AVAILABLE-FOR-SALE SECURITIES

Lyondell

Starting in 2002, when Occidental acquired an equity investment in Lyondell Chemical Company (Lyondell), two senior executives of Occidental held seats on Lyondell’s board of directors. One of Occidental’s senior executives did not stand for re-election to Lyondell’s board of directors at its annual meeting on May 4, 2006. As a result, Occidental management believed that it no longer had the ability to exercise significant influence over Lyondell’s financial and operating policies and discontinued accruing its share of Lyondell earnings or losses under equity-method accounting. Subsequent to May 4, 2006, Occidental classified its Lyondell shares as an available-for-sale investment.

In 2005, Occidental sold 11 million shares of Lyondell stock for gross proceeds of approximately $300 million. This sale resulted in a 2005 pre-tax gain of $140 million.

In October 2006, Occidental sold 10 million shares of Lyondell's common stock in a registered public offering for a pre-tax gain of $90 million and gross proceeds of $250 million.

In 2007, Occidental sold all of its remaining shares of Lyondell common stock (approximately 21 million shares) for a pre-tax gain of $326 million and gross proceeds of $672 million.

Premcor

Valero's acquisition of Premcor and the subsequent sale by Occidental of all of the Valero shares received resulted in a pre-tax gain of $726 million in 2005.

RELATED-PARTY TRANSACTIONS

Occidental purchases power, steam and chemicals from its equity investees and sells chemicals and power to its equity investees at market-related prices. During 2007, 2006 and 2005, Occidental entered into the following related-party transactions and had the following amounts due from or to its related parties:

December 31, (in millions)	2007	2006	2005
Purchases (a)	$236	$688	$1,275
Sales	$351	$589	$980
Services	$1	$6	$6
Advances and amounts due from	$184	$216	$256
Amounts due to	$—	$1	$16
(a)	In 2007, purchases from Elk Hills Power, LLC accounted for 98 percent. In 2006 and 2005, purchases from Lyondell accounted for 38 and 59 percent, respectively.

NOTE 15    INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

Occidental conducts its continuing operations through two reportable segments: oil and gas and chemical. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy.

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

Identifiable assets are those assets used in the operations of the segments. Corporate and other assets consist of cash, short-term investments, certain corporate receivables, an available-for-sale investment in Lyondell (sold in 2007), 12-percent ownership interest in Premcor (sold in 2005), a leased cogeneration facility in Taft, Louisiana, a cogeneration facility at Ingleside, Texas (consolidated in October 2006) and two common carrier oil pipeline systems in the Permian Basin.

INDUSTRY SEGMENTS

In millions

	Oil and Gas		Chemical		Corporate and Other		Total
YEAR ENDED DECEMBER 31, 2007
Net sales	$13,918	(a)	$4,664	(b)	$202		$18,784
Pretax operating profit (loss)	$8,318		$601		$(334	) (c)	$8,585
Income taxes	—		—		(3,507)		(3,507)
Discontinued operations, net	—		—		322		322
Net income (loss)	$8,318	(d)	$601		$(3,519	) (e)	$5,400
Investments in unconsolidated entities	$474		$118		$191		$783
Property, plant and equipment additions, net (f)	$3,206		$251		$40		$3,497
Depreciation, depletion and amortization	$2,024		$304		$51		$2,379
Total assets	$29,465		$3,814		$3,240		$36,519
YEAR ENDED DECEMBER 31, 2006
Net sales	$12,190	(a)	$4,815	(b)	$170		$17,175
Pretax operating profit (loss)	$6,880		$906		$(230	) (c)	$7,556
Income taxes	—		—		(3,354	) (e)	(3,354)
Discontinued operations, net	—		—		(11)		(11)
Net income (loss)	$6,880		$906		$(3,595	) (e)	$4,191
Investments in unconsolidated entities	$515		$103		$726		$1,344
Property, plant and equipment additions, net (f)	$2,703		$251		$33		$2,987
Depreciation, depletion and amortization	$1,702		$279		$27		$2,008
Total assets	$25,418		$3,801		$3,212		$32,431
YEAR ENDED DECEMBER 31, 2005
Net sales	$9,361	(a)	$4,641	(b)	$151		$14,153
Pretax operating profit	$5,662		$614		$403	(c)	$6,679
Income taxes	—		—		(1,841	) (e)	(1,841)
Discontinued operations, net	—		—		452		452
Cumulative effect of changes in accounting principles, net	—		—		3		3
Net income (loss)	$5,662	(d)	$614	(g)	$(983	) (e)	$5,293
Investments in unconsolidated entities	$436		$92		$688		$1,216
Property, plant and equipment additions, net (f)	$2,108		$173		$14		$2,295
Depreciation, depletion and amortization	$1,083		$268		$21		$1,372
Total assets	$18,394		$3,872		$3,904		$26,170

(See footnotes on next page)

Footnotes:

(a)	Oil sales represented approximately 81 percent, 80 percent and 77 percent of the oil and gas segment net sales for the years ended December 31, 2007, 2006 and 2005, respectively.
(b)	Total product sales for the chemical segment were as follows:
	Basic Chemicals	Vinyls	Performance Chemicals
Year ended December 31, 2007	52%	45%	3%
Year ended December 31, 2006	48%	48%	4%
Year ended December 31, 2005	46%	50%	4%
(c)	Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items noted in footnote (e) below.
(d)

The 2007 amount includes an after-tax gain of $412 million from the sale of Occidental’s interest in a Russian joint venture, an after-tax gain of $112 million from certain litigation settlements, a pre-tax gain of $103 million from the sale of exploration properties, a pre-tax gain of $35 million from the sale of miscellaneous domestic oil and gas interests and a $74 million pre-tax loss from the impairment of properties. The 2005 amount includes a contract settlement charge of $26 million and a hurricane insurance charge of $18 million.

(e)	Includes the following significant items affecting earnings for the years ended December 31:
Benefit (Charge) (In millions)	2007	2006	2005
CORPORATE
Pre-tax operating profit (loss)
Gain on sale of Lyondell shares	$326	$90	$140
Debt purchase expense	(167)	(31)	(42)
Facility closure	(47)	—	—
Severance charge	(25)	—	—
Litigation settlements	—	108	—
Gain on Premcor-Valero shares	—	—	726
Equity investment impairment	—	—	(15)
Equity investment hurricane insurance charge	—	—	(2)
Hurricane insurance charge	—	—	(10)
	$87	$167	$797
Income taxes
State tax issue charge *	$—	$—	$(10)
Settlement of federal tax issues *	—	—	619
Deferred tax write-off due to compensation program changes *	—	(40)	—
Reversal of tax reserves *	—	—	335
Tax effect of pre-tax adjustments	(2)	(41)	(219)
	$(2)	$(81)	$725
Discontinued operations, net *	$322	$(11)	$452
Changes in accounting principles, net *	$—	$—	$3
*	Amounts shown after-tax.
(f)	Excludes acquisitions. Amounts include capitalized interest of $57 million in 2007, $51 million in 2006 and $26 million in 2005.
(g)	Chemical includes the 2005 write-off of plants of $159 million and a hurricane insurance charge of $11 million.

GEOGRAPHIC AREAS

In millions

	Net sales (a)			Property, plant and equipment, net
For the years ended December 31,	2007	2006	2005	2007	2006	2005
United States	$12,300	$11,569	$10,291	$17,838	$16,552	$13,435
Foreign
Qatar	2,014	1,639	1,299	2,025	1,727	1,671
Colombia	1,271	995	829	402	304	214
Yemen	861	877	678	494	495	276
Oman	741	633	489	1,215	815	489
Libya	625	549	183	222	244	223
Argentina	461	527	—	3,031	2,993	—
Canada	208	249	276	35	29	29
United Arab Emirates	131	—	—	939	825	568
Other Foreign	172	137	108	77	154	59
Total Foreign	6,484	5,606	3,862	8,440	7,586	3,529
Total	$18,784	$17,175	$14,153	$26,278	$24,138	$16,964
(a)	Sales are shown by individual country based on the location of the entity making the sale.

NOTE 16    COSTS AND RESULTS OF OIL AND GAS PRODUCING ACTIVITIES

In 2007, Occidental completed an exchange of oil and gas interests in Horn Mountain with BP for oil and gas interests in the Permian Basin and a gas processing plant in Texas. Occidental also sold its oil and gas interests in Pakistan to BP in 2007. In 2006, Ecuador terminated Occidental’s contract for the operation of Block 15, which comprised all of its oil-producing operations in the country, and seized Occidental’s Block 15 assets. Occidental has classified its Horn Mountain, Pakistan and Ecuador operations as discontinued operations on a retrospective basis and excluded them from all tables in Note 16.

Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

	Consolidated Subsidiaries
In millions	United States	Latin America	Middle East/ North Africa	Other Eastern Hemisphere	Total	Other Interests (c)
DECEMBER 31, 2007
Proved properties	$19,026	$3,965	$7,763	$—	$30,754	$(129)
Unproved properties (a)	810	527	228	—	1,565	—
Total property costs	19,836	4,492	7,991	—	32,319	(129)
Support facilities	1,171	239	188	—	1,598	6
Total capitalized costs (b)	21,007	4,731	8,179	—	33,917	(123)
Accumulated depreciation,
depletion and amortization (d)	(6,351)	(1,241)	(3,284)	—	(10,876)	132
Net capitalized costs	$14,656	$3,490	$4,895	$—	$23,041	$9
DECEMBER 31, 2006
Proved properties	$16,838	$3,493	$6,395	$—	$26,726	$76
Unproved properties (a)	802	655	265	37	1,759	1
Total property costs	17,640	4,148	6,660	37	28,485	77
Support facilities	890	95	148	—	1,133	19
Total capitalized costs (b)	18,530	4,243	6,808	37	29,618	96
Accumulated depreciation,
depletion and amortization (d)	(5,060)	(888)	(2,701)	—	(8,649)	(36)
Net capitalized costs	$13,470	$3,355	$4,107	$37	$20,969	$60
DECEMBER 31, 2005
Proved properties	$13,514	$791	$4,923	$—	$19,228	$47
Unproved properties (a)	475	—	385	36	896	—
Total property costs	13,989	791	5,308	36	20,124	47
Support facilities	700	36	109	2	847	17
Total capitalized costs (b)	14,689	827	5,417	38	20,971	64
Accumulated depreciation,
depletion and amortization (d)	(4,159)	(613)	(2,189)	(2)	(6,963)	(26)
Net capitalized costs	$10,530	$214	$3,228	$36	$14,008	$38
(a)

The 2007 amount primarily consists of California, Argentina and Libya. The 2006 amount primarily consists of additions in Argentina, California and Yemen from the Vintage acquisition as well as existing unproved properties in California, Libya and Oman. The 2005 amount primarily consists of California, Libya and Oman.

(b)	Includes costs related to leases, exploration costs, lease and well equipment, pipelines and terminals, gas plant, other equipment and capitalized interest.
(c)

The 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of capitalized costs from an equity investee in Yemen. The 2006 and 2005 amounts include Occidental’s share of capitalized costs from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

(d)	Includes allowance for unproved properties impairments of $137 million in 2007, $108 million in 2006 and $108 million in 2005.

Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, were as follows:

	Consolidated Subsidiaries
In millions	United States	Latin America	Middle East/ North Africa	Other Eastern Hemisphere	Total	Other Interests (a)
FOR THE YEAR ENDED
DECEMBER 31, 2007
Property Acquisition Costs
Proved Properties	$716	$—	$300	$—	$1,016	$—
Unproved Properties	167	(58)	10	—	119	—
Exploration costs	39	79	193	20	331	(4)
Development costs	1,431	524	1,032	—	2,987	7
Costs Incurred	$2,353	$545	$1,535	$20	$4,453	$3
FOR THE YEAR ENDED
DECEMBER 31, 2006
Property Acquisition Costs (b)
Proved Properties	$2,094	$2,408	$397	$—	$4,899	$—
Unproved Properties	377	655	107	3	1,142	—
Exploration costs	39	61	177	36	313	1
Development costs	1,406	320	792	—	2,518	32
Costs Incurred	$3,916	$3,444	$1,473	$39	$8,872	$33
FOR THE YEAR ENDED
DECEMBER 31, 2005
Property Acquisition Costs
Proved Properties	$1,744	$—	$38	$—	$1,782	$—
Unproved Properties	51	—	343	4	398	—
Exploration costs	27	56	47	102	232	(2)
Development costs	1,000	56	834	—	1,890	15
Costs Incurred	$2,822	$112	$1,262	$106	$4,302	$13
(a)

The 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of costs incurred from an equity investee in Yemen. The 2006 and 2005 amounts include Occidental’s share of costs incurred from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

(b)	Includes acquisition costs and related step-up for deferred income taxes of $1.34 billion for the purchase of Vintage. There was no goodwill recorded for this transaction.

The results of operations of Occidental’s oil and gas producing activities, which exclude oil and gas trading activities and items such as asset dispositions, corporate overhead, interest and royalties, were as follows:

	Consolidated Subsidiaries
In millions	United States	Latin America	Middle East/ North Africa		Other Eastern Hemisphere	Total	Other Interests	(a)
FOR THE YEAR ENDED
DECEMBER 31, 2007
Revenues (b)	$7,492	$1,559	$4,340	(d)	$—	$13,391	$(68	)(d)
Production costs	1,940	320	430		—	2,690	(5)
Exploration expenses	112	56	224		30	422	(5)
Other operating expenses	328	105	181		1	615	(3)
Depreciation, depletion and
amortization	1,071	356	597		—	2,024	(6)
Pretax income	4,041	722	2,908		(31)	7,640	(49)
Income tax expense(c)	1,220	241	1,717	(d)	—	3,178	(6	)(d)
Results of operations	$2,821	$481	$1,191		$(31)	$4,462	$(43)
FOR THE YEAR ENDED
DECEMBER 31, 2006
Revenues (b)	$6,778	$1,358	$3,659	(d)	$—	$11,795	$223	(d)
Production costs	1,707	280	351		—	2,338	149
Exploration expenses	89	32	140		35	296	1
Other operating expenses	409	47	121		3	580	8
Depreciation, depletion and
amortization	902	275	525		—	1,702	10
Pretax income	3,671	724	2,522		(38)	6,879	55
Income tax expense(c)	1,060	310	1,424	(d)	2	2,796	11	(d)
Results of operations	$2,611	$414	$1,098		$(40)	$4,083	$44
FOR THE YEAR ENDED
DECEMBER 31, 2005
Revenues (b)	$5,739	$666	$2,633	(d)	$—	$9,038	$286	(d)
Production costs	1,298	74	207		—	1,579	203
Exploration expenses	128	53	56		72	309	(2)
Other operating expenses	290	6	112		—	408	7
Depreciation, depletion and
amortization	680	55	347		—	1,082	11
Pretax income	3,343	478	1,911		(72)	5,660	67
Income tax expense(c)	906	224	1,028	(d)	4	2,162	3	(d)
Results of operations	$2,437	$254	$883		$(76)	$3,498	$64
(a)

The 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of the results of operations from an equity investee in Yemen. The 2006 and 2005 amounts include Occidental’s share of the results of operations from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

(b)	Revenues from net production exclude royalty payments and other adjustments.
(c)

United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead. Foreign income taxes were included in geographic areas on the basis of operating results.

(d)	Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf.

RESULTS PER UNIT OF PRODUCTION (Unaudited)

	Consolidated Subsidiaries
	United States	Latin America	Middle East/ North Africa		Other Eastern Hemisphere	Total	Other Interests	(a)
FOR THE YEAR ENDED
DECEMBER 31, 2007
Revenues from net production
Barrel of oil equivalent ($/bbl.)(c,d)	$57.19	$52.33	$62.49	(b)	$—	$57.72	$68.74	(b)
Production costs	14.81	10.74	8.91		—	12.87	14.44
Exploration expenses	0.85	1.88	4.64		—	2.02	—
Other operating expenses	2.51	3.52	3.75		—	2.94	0.51
Depreciation, depletion and
amortization	8.18	11.95	12.37		—	9.68	12.55
Pretax income	30.84	24.24	32.82		—	30.21	41.24
Income tax expense (e)	9.31	8.09	8.13	(b)	—	8.86	10.29	(b)
Results of operations	$21.53	$16.15	$24.69		$—	$21.35	$30.95
FOR THE YEAR ENDED
DECEMBER 31, 2006
Revenues from net production
Barrel of oil equivalent ($/bbl.)(c,d)	$52.48	$48.63	$59.40	(b)	$—	$53.42	$29.75	(b)
Production costs	13.22	10.02	8.22		—	11.70	15.40
Exploration expenses	0.69	1.15	3.27		—	1.48	0.19
Other operating expenses	3.17	1.69	2.84		—	2.90	0.86
Depreciation, depletion and
amortization	6.98	9.84	12.30		—	8.52	2.30
Pretax income	28.42	25.93	32.77		—	28.82	11.00
Income tax expense (e)	8.21	11.11	7.06	(b)	—	8.38	2.49	(b)
Results of operations	$20.21	$14.82	$25.71		$—	$20.44	$8.51
FOR THE YEAR ENDED
DECEMBER 31, 2005
Revenues from net production
Barrel of oil equivalent ($/bbl.)(c,d)	$47.69	$51.20	$46.77	(b)	$—	$47.76	$33.28	(b)
Production costs	10.79	5.69	5.54		—	9.25	19.76
Exploration expenses	1.06	4.07	1.50		—	1.81	—
Other operating expenses	2.41	0.46	3.00		—	2.39	0.75
Depreciation, depletion and
amortization	5.65	4.23	9.30		—	6.34	1.77
Pretax income	27.78	36.75	27.43		—	27.97	11.00
Income tax expense (e)	7.53	17.21	3.78	(b)	—	7.47	1.86	(b)
Results of operations	$20.25	$19.54	$23.65		$—	$20.50	$9.14
(a)

The 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of the results of operations from an equity investee in Yemen. The 2006 and 2005 amounts include Occidental’s share of the results of operations from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

(b)	Revenues and income tax expense exclude taxes owed by Occidental but paid by governmental entities on its behalf.
(c)	Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six Mcf of gas to one barrel of oil.
(d)	Revenues from net production exclude royalty payments and other adjustments.
(e)

United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead. Foreign income taxes were included in geographic areas on the basis of operating results.

2007 Quarterly Financial Data (Unaudited) In millions, except per-share amounts	Occidental Petroleum Corporation and Subsidiaries
Three months ended	March 31	June 30	September 30	December 31
Segment net sales
Oil and gas	$2,916	$3,145	$3,536	$4,321
Chemical	1,060	1,229	1,241	1,134
Other	39	37	64	62
Net sales	$4,015	$4,411	$4,841	$5,517
Gross profit	$1,964	$2,206	$2,544	$3,105
Segment earnings
Oil and gas	$2,008	$1,682	$2,029	$2,599
Chemical	137	158	212	94
	2,145	1,840	2,241	2,693
Unallocated corporate items
Interest expense, net	(181)	6	(11)	(13)
Income taxes	(684)	(904)	(862)	(1,057)
Other	(111)	203	(52)	(175)
Income from continuing operations	1,169	1,145	1,316	1,448
Discontinued operations, net	43	267	8	4
Net income	$1,212	$1,412	$1,324	$1,452
Basic earnings per common share
Income from continuing operations	$1.39	$1.36	$1.58	$1.75
Discontinued operations, net	0.05	0.32	0.01	—
Basic earnings per common share	$1.44	$1.68	$1.59	$1.75
Diluted earnings per common share
Income from continuing operations	$1.38	$1.36	$1.57	$1.74
Discontinued operations, net	0.05	0.32	0.01	—
Diluted earnings per common share	$1.43	$1.68	$1.58	$1.74
Dividends per common share	$0.22	$0.22	$0.25	$0.25
Market price per common share
High	$50.46	$59.73	$65.86	$79.25
Low	$42.06	$49.07	$50.66	$63.29

2006 Quarterly Financial Data (Unaudited) In millions, except per-share amounts	Occidental Petroleum Corporation and Subsidiaries
Three months ended	March 31	June 30	September 30	December 31
Segment net sales
Oil and gas	$2,994	$3,163	$3,087	$2,946
Chemical	1,241	1,273	1,265	1,036
Other	30	34	50	56
Net sales	$4,265	$4,470	$4,402	$4,038
Gross profit	$2,357	$2,368	$2,336	$1,944
Segment earnings
Oil and gas	$1,811	$1,857	$1,790	$1,422
Chemical	250	251	248	157
	2,061	2,108	2,038	1,579
Unallocated corporate items
Interest expense, net	(29)	(33)	(18)	(51)
Income taxes	(874)	(851)	(858)	(771)
Other	(71)	(82)	(59)	113
Income from continuing operations	1,087	1,142	1,103	870
Discontinued operations, net	144	(282)	67	60
Net income	$1,231	$860	$1,170	$930
Basic earnings per common share
Income from continuing operations	$1.28	$1.33	$1.29	$1.03
Discontinued operations, net	0.17	(0.33)	0.08	0.07
Basic earnings per common share	$1.45	$1.00	$1.37	$1.10
Diluted earnings per common share
Income from continuing operations	$1.26	$1.31	$1.28	$1.02
Discontinued operations, net	0.17	(0.32)	0.08	0.07
Diluted earnings per common share	$1.43	$0.99	$1.36	$1.09
Dividends per common share	$0.18	$0.18	$0.22	$0.22
Market price per common share
High	$49.00	$54.26	$55.45	$52.40
Low	$40.94	$44.78	$44.01	$43.75

Supplemental Oil and Gas Information (Unaudited)

The following tables set forth Occidental’s net interests in quantities of proved developed and undeveloped reserves of crude oil, NGLs, condensate and natural gas and changes in such quantities. Crude oil reserves include condensate. The reserves are stated after applicable royalties. These estimates include reserves in which Occidental holds an economic interest under PSCs and other economic arrangements.

The reserve estimation process involves reservoir engineers, geoscientists, planning engineers and financial analysts. As part of this process, all reserves volumes are estimated by a forecast of production rates, operating costs and capital expenditures. Price differentials between benchmark prices and prices realized and specifics of each operating agreement are then used to estimate the net reserves. Production rate forecasts are derived by a number of methods, including estimates from decline curve analyses, material balance calculations that take into account the volume of substances replacing the volumes produced and associated reservoir pressure changes, or computer simulation of the reservoir performance. Operating costs and capital costs are forecast based on past experience combined with expectations of future cost for the specific reservoirs. In many cases, activity-based cost models for a reservoir are utilized to project operating costs as production rates and the number of wells for production and injection vary.

A senior corporate officer of Occidental is responsible for the internal audit and review of its oil and gas reserves data. In addition, a Corporate Reserves Review Committee (the Reserves Committee) has been established, consisting of senior corporate officers, to monitor and review Occidental's oil and gas reserves. The Reserves Committee reports to the Audit Committee of Occidental's Board of Directors periodically throughout the year. Occidental has retained Ryder Scott Company, L.P. (Ryder Scott), independent petroleum engineering consultants, to review its annual oil and gas reserve estimation processes since 2003.

Again in 2007, Ryder Scott has compared Occidental’s methods and procedures for estimating oil and gas reserves to generally accepted industry standards and has reviewed certain data, methods and procedures used in estimating reserves volumes, the economic evaluations and reserves classifications. Ryder Scott reviewed the specific application of such methods and procedures for a selection of oil and gas fields considered to be a valid representation of Occidental’s total reserves portfolio. In 2007, Ryder Scott reviewed approximately 10 percent of Occidental’s oil and gas reserves. Since being engaged in 2003, Ryder Scott has reviewed Occidental’s reserve estimation methods and procedures for approximately 57 percent of Occidental’s reported oil and gas reserves.

Based on this review, including the data, technical processes and interpretations presented by Occidental, Ryder Scott has concluded that the methodologies used by Occidental in preparing the relevant estimates generally comply with current Securities and Exchange Commission (SEC) standards. Ryder Scott has not been engaged to render an opinion as to the reserves volumes reported by Occidental.

Estimates of proven reserves are collected in a database and changes in this database are reviewed by engineering personnel to ensure accuracy. Finally, reserves volumes and changes are reviewed and approved by Occidental's senior management.

In 2007, Occidental completed an exchange of oil and gas interests in Horn Mountain with BP for oil and gas interests in the Permian Basin and a gas processing plant in Texas. Occidental also sold its oil and gas interests in Pakistan to BP in 2007. In 2006, Ecuador terminated Occidental’s contract for the operation of Block 15, which comprised all of its oil-producing operations in the country, and seized Occidental’s Block 15 assets. Occidental has classified its Horn Mountain, Pakistan and Ecuador operations as discontinued operations on a retrospective basis and excluded them from all tables in the Supplemental Oil and Gas Information section.

Oil Reserves

In millions of barrels

	Consolidated Subsidiaries
	United States	Latin America	Middle East/ North Africa	Total	Other Interests (b)
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2004	1,469	67	322 (a)	1,858	43
Revisions of previous estimates	29	(13)	(34)	(18)	8
Improved recovery	98	6	3	107	—
Extensions and discoveries	7	3	36	46	1
Purchases of proved reserves	108	—	4	112	—
Sales of proved reserves	(8)	—	—	(8)	—
Production	(87)	(13)	(35)	(135)	(7)
Balance at December 31, 2005	1,616	50	296 (a)	1,962	45
Revisions of previous estimates	(28)	10	39	21	(7)
Improved recovery	69	33	14	116	(1)
Extensions and discoveries	3	7	14	24	—
Purchases of proved reserves	98	152	4	254	—
Sales of proved reserves	(4)	—	—	(4)	—
Production	(94)	(26)	(40)	(160)	(7)
Balance at December 31, 2006	1,660	226	327 (a)	2,213	30
Revisions of previous estimates	(20)	(17)	(43)	(80)	—
Improved recovery	114	17	52	183	1
Extensions and discoveries	1	15	2	18	(1)
Purchases of proved reserves	47	—	10	57	—
Sales of proved reserves	—	—	—	—	(33)
Production	(95)	(27)	(43)	(165)	1
Balance at December 31, 2007	1,707	214	305 (a)	2,226	(2)
PROVED DEVELOPED RESERVES (c)
December 31, 2004	1,238	65	208	1,511	37
December 31, 2005	1,319	44	174	1,537	37
December 31, 2006	1,382	140	249	1,771	23
December 31, 2007	1,406	120	262	1,788	(2)
(a)	All Middle East/North Africa amounts, except Libya, are related to PSCs, and do not include amounts related to taxes owed by Occidental but paid by governmental entities on its behalf.
(b)

The 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of reserves from an equity investee in Yemen. The 2006 and 2005 amounts include Occidental’s share of reserves from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

(c)

Approximately three percent of the proved developed reserves at December 31, 2007 are nonproducing. Over half of these reserves are located in Latin America and the remainder is in the United States and Middle East/North Africa. Plans are to begin producing these reserves in 2008.

Gas Reserves

In billions of cubic feet

	Consolidated Subsidiaries
	United States	Latin America	Middle East/ North Africa	Total	Other Interests
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2004	2,083	—	768 (a)	2,851	—
Revisions of previous estimates	53	—	(32)	21	6
Improved recovery	129	—	—	129	—
Extensions and discoveries	96	—	331	427	—
Purchases of proved reserves	164	—	—	164	—
Sales of proved reserves	(3)	—	—	(3)	—
Production	(199)	—	(16)	(215)	(6)
Balance at December 31, 2005	2,323	—	1,051 (a)	3,374	—
Revisions of previous estimates	(135)	45	59	(31)	8
Improved recovery	120	—	7	127	—
Extensions and discoveries	58	—	—	58	—
Purchases of proved reserves	274	161	—	435	—
Sales of proved reserves	(2)	—	—	(2)	—
Production	(214)	(12)	(11)	(237)	(8)
Balance at December 31, 2006	2,424	194	1,106 (a)	3,724	—
Revisions of previous estimates	35	5	(130)	(90)	—
Improved recovery	406	5	6	417	—
Extensions and discoveries	5	19	11	35	—
Purchases of proved reserves	18	—	—	18	—
Sales of proved reserves	—	—	—	—	—
Production	(216)	(15)	(30)	(261)	—
Balance at December 31, 2007	2,672	208	963 (a)	3,843	—
PROVED DEVELOPED RESERVES (b)
December 31, 2004	1,628	—	100	1,728	—
December 31, 2005	1,833	—	73	1,906	—
December 31, 2006	1,940	137	560	2,637	—
December 31, 2007	1,997	140	932	3,069	—
(a)	All Middle East/North Africa amounts are related to PSCs, and do not include amounts related to taxes owed by Occidental but paid by governmental entities on its behalf.
(b)	Approximately fourteen percent of the proved developed reserves at December 31, 2007 are nonproducing. Plans are to begin producing these reserves in 2008.

STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying year-end prices, except in those instances where future oil or natural gas sales are covered by physical contract terms providing for higher or lower prices, to Occidental’s share of estimated annual future production from proved oil and gas reserves, net of royalties. Derivative instruments that qualify as cash flow hedges have not been included in the estimates of future net cash flows. Future development and production costs were computed by applying year-end costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10-percent discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at each of December 31, 2007, 2006 and 2005. However, such arbitrary assumptions have not necessarily proven to be the case in the past. Other assumptions of equal validity would give rise to substantially different results.

The year-end prices used to calculate future cash flows vary by producing area and market conditions. For the 2007, 2006 and 2005 disclosures, the West Texas Intermediate oil prices used were $95.98 per barrel, $61.05 per barrel and $61.04 per barrel, respectively. The Henry Hub gas prices used for the 2007, 2006 and 2005 disclosures were $6.795/MMBtu, $5.64/MMBtu and $10.08/MMBtu, respectively.

Standardized Measure of Discounted Future Net Cash Flows

In millions

	Consolidated Subsidiaries
	United States	Latin America	Middle East/ North Africa	Total	Other Interests (a)
AT DECEMBER 31,2007
Future cash flows	$169,836	$11,433	$25,195	$206,464	$(187)
Future costs
Production costs and other operating
expenses	(59,832)	(3,432)	(4,949)	(68,213)	74
Development costs (b)	(6,166)	(1,407)	(1,927)	(9,500)	(24)
Future income tax expense	(35,543)	(2,171)	(1,164)	(38,878)	112
Future net cash flows	68,295	4,423	17,155	89,873	(25)
Ten percent discount factor	(40,043)	(1,387)	(6,145)	(47,575)	5
Standardized measure	$28,252	$3,036	$11,010	$42,298	$(20)
AT DECEMBER 31, 2006
Future cash flows	$101,755	$9,279	$18,436	$129,470	$1,139
Future costs
Production costs and other operating
expenses	(49,652)	(3,002)	(4,676)	(57,330)	(980)
Development costs (b)	(4,240)	(1,213)	(1,359)	(6,812)	(85)
Future income tax expense	(16,119)	(1,778)	(325)	(18,222)	44
Future net cash flows	31,744	3,286	12,076	47,106	118
Ten percent discount factor	(17,428)	(1,178)	(4,441)	(23,047)	(17)
Standardized measure	$14,316	$2,108	$7,635	$24,059	$101
AT DECEMBER 31, 2005
Future cash flows	$103,993	$2,675	$15,574	$122,242	$1,695
Future costs
Production costs and other operating
expenses	(43,587)	(830)	(3,559)	(47,976)	(1,317)
Development costs (b)	(3,201)	(86)	(1,096)	(4,383)	(118)
Future income tax expense	(19,109)	(880)	—	(19,989)	(8)
Future net cash flows	38,096	879	10,919	49,894	252
Ten percent discount factor	(21,411)	(223)	(4,463)	(26,097)	(53)
Standardized measure	$16,685	$656	$6,456	$23,797	$199
(a)

The 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of the future net cash flows from an equity investee in Yemen. The 2006 and 2005 amounts include Occidental’s share of the future net cash flows from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

(b)	Includes dismantlement and abandonment costs.

Changes in the Standardized Measure of Discounted Future

Net Cash Flows From Proved Reserve Quantities

In millions

For the years ended December 31,	2007	2006	2005
Beginning of year	$24,059	$23,797	$14,805
Sales and transfers of oil and gas produced, net of production costs and other operating expenses	(9,553)	(8,326)	(6,403)
Net change in prices received per barrel, net of production costs and other operating expenses	29,396	(3,540)	12,978
Extensions, discoveries and improved recovery, net of future production and development costs	6,650	2,647	3,014
Change in estimated future development costs	(3,345)	(2,580)	(1,561)
Revisions of quantity estimates	(2,152)	1,260	(1,135)
Development costs incurred during the period	3,054	2,449	1,810
Accretion of discount	3,089	3,176	1,933
Net change in income taxes	(8,832)	388	(3,842)
Purchases and sales of reserves in place, net	1,817	4,186	2,041
Changes in production rates and other	(1,885)	602	157
Net change	18,239	262	8,992
End of year	$42,298	$24,059	$23,797

Average Sales Prices and Average Production Costs of Oil and Gas

The following table sets forth, for each of the three years in the period ended December 31, 2007, Occidental’s approximate average sales prices and average production costs of oil and gas. Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, treating, primary processing, field storage, property taxes and insurance on proved properties, but do not include depreciation, depletion and amortization, royalties, income taxes, interest, general and administrative and other expenses.

			Consolidated Subsidiaries
			United States	Latin America (a)	Middle East/ North Africa		Total	Other Interests (c)
2007
Oil	—	Average sales price ($/bbl.)	$65.67	$56.66	$69.24	(d)	$64.86	$68.74	(d)
Gas	—	Average sales price ($/Mcf)	$6.53	$2.66	$0.99		$5.68	$—
Average oil and gas production cost ($/bbl.) (b)			$14.81	$10.74	$8.91		$12.87	$14.44
2006
Oil	—	Average sales price ($/bbl.)	$57.84	$52.40	$61.58	(d)	$57.81	$62.59	(d)
Gas	—	Average sales price ($/Mcf)	$6.49	$2.00	$0.97		$6.00	$—
Average oil and gas production cost ($/bbl.) (b)			$13.22	$10.02	$8.22		$11.70	$15.40
2005
Oil	—	Average sales price ($/bbl.)	$50.12	$51.18	$49.88	(d)	$50.19	$50.42	(d)
Gas	—	Average sales price ($/Mcf)	$7.10	$—	$0.96		$6.64	$—
Average oil and gas production cost ($/bbl.) (b)			$10.79	$5.69	$5.54		$9.25	$19.76
(a)	Sales prices include royalties with respect to certain of Occidental’s interests.
(b)	Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil.
(c)

Includes prices and costs applicable to the equity investee in Yemen. Occidental's joint venture interest in Russia was sold in 2007, and all years exclude the prices and costs applicable to the joint venture interest in Russia.

(d)	Excludes taxes owed by Occidental but paid by governmental entities on its behalf.

Net Productive and Dry — Exploratory and Development Wells Completed

The following table sets forth, for each of the three years in the period ended December 31, 2007, Occidental’s net productive and dry–exploratory and development wells completed.

			Consolidated Subsidiaries
			United States	Latin America	Middle East/ North Africa	Other Eastern Hemisphere	Total	Other Interests (a)
2007
Oil	—	Exploratory	2.5	9.0	—	—	11.5	—
		Development	383.1	335.0	114.8	—	832.9	(20.3)
Gas	—	Exploratory	—	—	—	—	—	—
		Development	84.7	—	8.5	—	93.2	—
Dry	—	Exploratory	4.5	0.5	1.7	—	6.7	—
		Development	1.4	0.8	2.4	—	4.6	0.2
2006
Oil	—	Exploratory	0.5	11.0	2.4	0.2	14.1	—
		Development	437.9	173.9	75.6	—	687.4	(1.4)
Gas	—	Exploratory	—	—	2.1	—	2.1	—
		Development	124.7	—	—	—	124.7	—
Dry	—	Exploratory	4.7	0.4	2.3	0.3	7.7	0.4
		Development	21.5	4.0	3.7	—	29.2	—
2005
Oil	—	Exploratory	1.5	1.6	4.7	0.2	8.0	(0.3)
		Development	374.4	20.2	102.6	—	497.2	(0.1)
Gas	—	Exploratory	—	—	—	—	—	—
		Development	104.3	—	—	—	104.3	—
Dry	—	Exploratory	2.5	2.0	2.9	1.5	8.9	(0.4)
		Development	13.1	1.0	4.9	—	19.0	—
(a)

The 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of the amounts applicable from an equity investee in Yemen. The 2006 and 2005 amounts include Occidental’s share of the amounts applicable from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

Productive Oil and Gas Wells

The following table sets forth, as of December 31, 2007, Occidental’s productive oil and gas wells (both producing and capable of production).

			Consolidated Subsidiaries
Wells at December 31, 2007			United States		(d)	Latin America		(d)	Middle East/ North Africa		(d)	Total		(d)	Other Interests		(c)
Oil	—	Gross (a)	23,697	(701)		3,333	(2,388)		1,338	(19)		28,368	(3,108)		18	(—)
		Net (b)	16,782	(480)		2,594	(2,135)		660	(12)		20,036	(2,627)		(21)	(—)
Gas	—	Gross (a)	3,350	(197)		190	(161)		56	(2)		3,596	(360)		—	(—)
		Net (b)	2,841	(132)		188	(161)		31	(2)		3,060	(295)		—	(—)
(a)	The total number of wells in which interests are owned.
(b)	The sum of fractional interests.
(c)

The 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of the amounts applicable from an equity investee in Yemen. The 2006 and 2005 amounts include Occidental’s share of the amounts applicable from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

(d)	The numbers in parentheses indicate the number of wells with multiple completions.

Participation in Exploratory and Development Wells Being Drilled

The following table sets forth, as of December 31, 2007, Occidental’s participation in exploratory and development wells being drilled.

		Consolidated Subsidiaries
Wells at December 31, 2007		United States	Latin America	Middle East/ North Africa	Total	Other Interests	(a)
Exploratory and development wells
—	Gross	59	19	20	98	1
—	Net	50	15	9	74	—
(a)

The 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of the amounts applicable from an equity investee in Yemen. The 2006 and 2005 amounts include Occidental’s share of the amounts applicable from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

At December 31, 2007, Occidental was participating in 117 pressure maintenance projects in the United States, 12 in Latin America and 29 in the Middle East/North Africa.

Oil and Gas Acreage

The following table sets forth, as of December 31, 2007, Occidental’s holdings of developed and undeveloped oil and gas acreage.

			Consolidated Subsidiaries
Thousands of acres at December 31, 2007			United States	Latin America	Middle East/ North Africa	Other Eastern Hemisphere	Total	Other Interests	(e)
Developed (a)	—	Gross (b)	5,076	570	1,234	—	6,880	98
		Net (c)	3,337	496	529	—	4,362	27
Undeveloped (d)	—	Gross (b)	1,723	3,981	34,409	2,409	42,522	—
		Net (c)	1,133	3,631	24,960	722	30,446	(213)
(a)	Acres spaced or assigned to productive wells.
(b)	Total acres in which interests are held.
(c)	Sum of the fractional interests owned based on working interests, or interests under PSCs and other economic arrangements.
(d)	Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether the acreage contains proved reserves.
(e)

The 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of the amounts applicable from an equity investee in Yemen. Occidental's joint venture interest in Russia was sold in 2007, and the 2007 amounts exclude the amounts applicable from the joint venture interest in Russia.

Oil and Natural Gas Production Per Day

The following table sets forth, for each of the three years in the period ended December 31, 2007, Occidental’s oil, NGLs and natural gas production per day.

	2007	2006	2005
United States
Crude oil and liquids (MBBL)
California	89	86	76
Permian	167	167	161
Hugoton and other	4	3	3
TOTAL	260	256	240
Natural Gas (MMCF)
California	254	256	242
Hugoton and other	153	138	133
Permian	186	194	170
TOTAL	593	588	545
Latin America
Crude oil (MBBL)
Argentina	32	33	—
Colombia	42	38	36
TOTAL	74	71	36
Natural Gas (MMCF)
Argentina	22	17	—
Bolivia	18	17	—
TOTAL	40	34	—
Middle East/North Africa
Crude oil (MBBL)
Oman	20	18	17
Dolphin	4	—	—
Qatar	48	43	42
Yemen	25	29	28
Libya	22	23	8
TOTAL	119	113	95
Natural Gas (MMCF)
Oman	30	30	44
Dolphin	51	—	—
TOTAL	81	30	44
Barrels of Oil Equivalent (MBOE) (a)
Subtotal consolidated subsidiaries	573	549	469
Colombia – minority interest	(5)	(5)	(4)
Yemen – Occidental net interest	2	1	1
Total worldwide production (b)	570	545	466
(a)	Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil.
(b)

Occidental has classified its Pakistan, Horn Mountain and Ecuador operations as discontinued operations on a retrospective application basis and excluded them from this table. Excluded production from Pakistan operations averaged 17,000 BOE per day in 2006 and 18,000 BOE per day in 2005. Excluded production from Horn Mountain operations averaged 13,000 BOE per day in 2006 and 14,000 BOE per day in 2005. Excluded production from Ecuador operations averaged 43,000 BOE per day for the first five months of 2006 and 42,000 BOE per day in 2005. Also excluded is production from a Russian joint venture, which averaged 27,000 BOE per day and 28,000 BOE per day in 2006 and 2005, respectively.

Schedule II – Valuation and Qualifying Accounts In millions	Occidental Petroleum Corporation and Subsidiaries
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
2007
Allowance for doubtful accounts	$15	$7	$13		$—		$35
Environmental	$412	$108	$5	(a)	$(68	)(b)	$457
Foreign and other taxes, litigation and other reserves	323	11	10		(171	)(c)	173
	$735	$119	$15		$(239)		$630	(d)
2006
Allowance for doubtful accounts	$27	$—	$5		$(17)		$15
Environmental	$418	$48	$17	(a)	$(71	)(b)	$412
Foreign and other taxes, litigation and other reserves	227	20	100	(e)	(24)		323
	$645	$68	$117		$(95)		$735	(d)
2005
Allowance for doubtful accounts	$27	$—	$—		$—		$27
Environmental	$375	$63	$51	(a)	$(71	)(b)	$418
Foreign and other taxes, litigation and other reserves	1,061	43	11		(888	)(f)	227
	$1,436	$106	$62		$(959)		$645	(d)
(a)	Primarily represents acquisitions.
(b)	Primarily represents payments.
(c)	Primarily represents reversal of liabilities for unrecognized tax benefits due to Occidental's adoption of FIN No. 48.
(d)	Of these amounts, $123 million, $139 million and $138 million in 2007, 2006 and 2005, respectively, are classified as current.
(e)	Primarily represents acquisitions and balance sheet reclassifications.
(f)	Includes reversal of tax reserves of $874 million.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Occidental's Chairman of the Board and Chief Executive Officer and President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, Occidental's Chairman of the Board and Chief Executive Officer and President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of December 31, 2007.

There has been no change in Occidental's internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting. Management’s Annual Assessment of and Report on Occidental’s Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, set forth in Item 8, are incorporated by reference herein.

Part III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Occidental has adopted a Code of Business Conduct (Code). The Code applies to the Chairman of the Board and Chief Executive Officer, President and Chief Financial Officer, Principal Accounting Officer and persons performing similar functions (Key Personnel). The Code also applies to Occidental's directors, its employees and the employees of entities it controls. The Code is posted on the Occidental website www.oxy.com. Occidental will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to its Key Personnel or directors by disclosing the nature of that amendment or waiver on its website.

This item incorporates by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" and "Nominations for Directors for Term Expiring in 2009" in Occidental's definitive proxy statement filed in connection with its May 2, 2008, Annual Meeting of Stockholders (2008 Proxy Statement). See also the list of Occidental's executive officers and significant employees and related information under "Executive Officers" in Part I of this report.

ITEM 11	EXECUTIVE COMPENSATION

This item incorporates by reference the information appearing under the captions "Executive Compensation" and "Election of Directors — Information Regarding the Board of Directors and Its Committees" in the 2008 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item incorporates by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2008 Proxy Statement. See also the information under "Securities Authorized for Issuance Under Equity Compensation Plans" in Part II, Item 5 of this report.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This item incorporates by reference the information appearing under the caption "Election of Directors – Information Regarding the Board of Directors and its Committees – Independence" in the 2008 Proxy Statement.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item incorporates by reference the information with respect to accountant fees and services appearing under the sub-captions "Audit and Other Fees" and "Report of the Audit Committee" in the 2008 Proxy Statement.

Part IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2). Financial Statements and Financial Statement Schedule

Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

(a) (3). Exhibits

2.1*

Agreement and Plan of Merger among Occidental Petroleum Corporation, Occidental Transaction 1, LLC and Vintage Petroleum, Inc., dated as of October 13, 2005. (Disclosure schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to the Current Report on Form 8-K of Occidental dated October 13, 2005 (filed October 17, 2005), File No. 1-9210).

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

3.(i)(b)*

Certificate of Amendment of Restated Certificate of Incorporation of Occidental Petroleum Corporation, dated May 5, 2006 (filed as Exhibit 3.(i)(b) to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2006, File No.1-9210).

3.(ii)*	Bylaws of Occidental, as amended through May 3, 2007 (filed as Exhibit 3.(ii) to the Current Report on Form 8-K of Occidental dated May 4, 2007 (date of earliest event reported), File No. 1-9210).
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

All of the Exhibits numbered 10.1 to 10.82 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(c) of Form 10-K.

10.1*

Amended and Restated Employment Agreement, dated as of July 19, 2007, between Occidental and Dr. Ray R. Irani (filed as Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

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

_________________________

* Incorporated herein by reference

10.9*

Amendment No. 1 to Occidental Petroleum Corporation Modified Deferred Compensation Plan, effective as of January 1, 2007 (filed as Exhibit 10.9 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2006, File No. 1-9210).

10.10	Amendment No. 2 to Occidental Petroleum Corporation Modified Deferred Compensation Plan.
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

10.14*

Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors, amended October 11, 2007 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2007, File No. 1-9210).

10.15*

Form of Restricted Stock Option Assignment under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 99.2 to the Registration Statement on Form S-8 of Occidental, File No. 333-02901).

10.16*

Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2003, File No. 1-9210).

10.17*

Amendment to Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2007, File No. 1-9210).

10.18*

Occidental Petroleum Corporation Supplemental Retirement Plan, Amended and Restated Effective as of January 1, 1999, reflecting amendments effective through March 1, 2001 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2001, File No. 1-9210).

10.19*

Amendment Number 2 to the Occidental Petroleum Corporation Supplemental Retirement Plan (As Amended and Restated Effective January 1, 1999 Reflecting Amendments Effective through March 1, 2001) (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated December 7, 2004 (date of earliest event reported), filed December 8, 2004, File No. 1-9210.

10.20	Occidental Petroleum Corporation Supplemental Retirement Plan II.
10.21	Amendment Number 1 to Occidental Petroleum Corporation Supplemental Retirement Plan II.
10.22	Amendment Number 2 to Occidental Petroleum Corporation Supplemental Retirement Plan II.
10.23	Amendment Number 3 to Occidental Petroleum Corporation Supplemental Retirement Plan II.
10.24*

Occidental Petroleum Corporation 2001 Incentive Compensation Plan (as amended through September 12, 2002) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2002, File No. 1-9210).

10.25*

Form of Incentive Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2001, File No. 1-9210).

10.26*

Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2001, File No. 1-9210).

10.27*

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

10.29*

Form of Restricted Common Share Agreement (with mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2002 version) (filed as Exhibit 10.47 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2002, File No. 1-9210).

10.30*

Global Restricted Stock Unit Amendment to the 2002 Terms and Conditions (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.31*

Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2003 Grant (Effective June 20, 2005) (Corporate) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

_________________________

* Incorporated herein by reference

10.32*

Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2003 Grant (Effective June 20, 2005) (Chemicals) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.33*

Terms and Conditions for Incentive Stock Option Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

10.34*

Terms and Conditions for Nonqualified Stock Option Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

10.35*

Terms and Conditions of Restricted Share Unit Award (with mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

10.36*

Terms and Conditions of Restricted Share Unit Award (with mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2003 version) (filed as Exhibit 10.45 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).

10.37*

Global Restricted Stock Unit Amendment to the 2003 Terms and Conditions (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.38*

Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2004 Grant (Effective June 20, 2005) (Corporate) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.39*

Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2004 Grant (Effective June 20, 2005) (Chemicals) (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.40*

Amended And Restated Performance-Based Stock Award Terms And Conditions For January 1, 2004 Grant (Effective June 20, 2005) (Oil and Gas) (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.41*

Terms and Conditions of Stock Appreciation Rights Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2004, File No. 1-9210).

10.42*

Terms and Conditions of Restricted Share Unit Award (without deferred issuance of shares) under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2004, File No. 1-9210).

10.43*

Global Restricted Stock Unit Amendment to the July 2004 Terms and Conditions (filed as Exhibit 10.6 to the Current Report on Form 8-K of Occidental dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.44*

Terms and Conditions of Restricted Share Unit Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2004 version) (filed as Exhibit 10.57 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-9210).

10.45*

Global Restricted Stock Unit Amendment to the 2004 Terms and Conditions (filed as Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.46*

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

10.49*	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 99.1 to Occidental's Registration Statement on Form S-8, File No. 333-124732).
10.50*

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

10.52*

Terms and Conditions of Restricted Share Unit Award (mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.53*

Global Restricted Stock Unit Amendment to the July 2005 Terms and Conditions (filed as Exhibit 10.7 to the Current Report on Form 8-K of Occidental dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.54*

Agreement to Amend Outstanding Option Awards, dated October 26, 2005 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2005, File No. 1-9210).

10.55*

Terms and Conditions of Restricted Share Unit Award (mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (December 2005 version) (filed as Exhibit 10.62 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2005, File No. 1-9210).

10.56*

Global Restricted Stock Unit Amendment to the 2005 Terms and Conditions (filed as Exhibit 10.5 to the Current Report on Form 8-K of Occidental dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.57*

Terms and Conditions of Performance-Based Stock Award (deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2006 version – Corporate) (filed as Exhibit 10.63 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2005, File No. 1-9210).

10.58*

Terms and Conditions of Performance-Based Stock Award (deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2006 version – Oil and Gas) (filed as Exhibit 10.64 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2005, File No. 1-9210).

10.59*

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

10.61*

Terms and Conditions of Stock Appreciation Rights (SARs) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (July 2006 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2006, File No. 1-9210).

10.62*

Terms and Conditions of Restricted Share Unit Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (July 2006 version) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2006, File No. 1-9210).

10.63*	Global Performance-Based Stock Amendment (filed as Exhibit 10.8 to the Current Report on Form 8-K of Occidental dated October 12, 2006 (date of earliest event reported), File No. 1-9210).
10.64*

Occidental Petroleum Corporation 2005 Deferred Stock Program (Restatement Effective as of January 1, 2005) (filed as Exhibit 10.68 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2005, File No. 1-9210).

10.65*	Amendment to Occidental Petroleum Corporation 2005 Deferred Stock Program (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, File No. 1-9210).
10.66*

Amendment No. 2 to the Occidental Petroleum Corporation 2005 Deferred Stock Program (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.67*

Occidental Petroleum Corporation Executive Incentive Compensation Plan (filed as Exhibit 10.69 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2005, File No. 1-9210).

10.68*	Description of financial counseling program (filed as Exhibit 10.50 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.69*	Description of group excess liability insurance program (filed as Exhibit 10.51 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.70*	Executive Stock Ownership Guidelines (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, File No. 1-9210)
10.71*

Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 10-K of Occidental dated February 16, 2006 (date of earliest event reported), filed February 22, 2006, File No. 1-9210)

10.72*

Amendment to Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended September 30, 2007, File No. 1-9210)

_________________________

* Incorporated herein by reference

10.73*

Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (2007 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended September 30, 2007, File No. 1-9210)

10.74*

Director Retainer and Attendance Fees (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated February 16, 2006 (date of earliest event reported), filed February 22, 2006, File No. 1-9210)

10.75*

Terms and Conditions of Performance-Based Stock Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2007 version – Corporate) (filed as Exhibit 10.68 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2006, File No. 1-9210).

10.76*

Terms and Conditions of Performance-Based Stock Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2007 version – Oil and Gas) (filed as Exhibit 10.69 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2006, File No. 1-9210).

10.77*

Terms and Conditions of Performance-Based Stock Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2007 version – Chemicals) (filed as Exhibit 10.70 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2006, File No. 1-9210).

10.78*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Return On Equity Incentive Award (Cash-based, Cash-settled Award) (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

10.79*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Agreement (Equity-based, Equity and Cash-Settled Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

10.80*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Agreement (Equity-based, Cash-Settled Award) (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

10.81*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil And Gas Corporation Return On Assets Incentive Award Agreement (Cash-Based, Cash-Settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2007, File No. 1-9210).

10.82*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return On Assets Incentive Award Agreement (Cash-Based, Cash-Settled Award) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2007, File No. 1-9210).

12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2007.
21	List of subsidiaries of Occidental at December 31, 2007.
23.1	Independent Registered Public Accounting Firm's Consent.
23.2	Expert Consent.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________

* Incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION
February 22, 2008	By:	/s/ RAY R. IRANI
Ray R. Irani Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAY R. IRANI	Chairman of the Board of Directors	February 22, 2008
Ray R. Irani	and Chief Executive Officer
/s/ STEPHEN I. CHAZEN	President and Chief Financial Officer	February 22, 2008
Stephen I. Chazen
/s/ JIM A. LEONARD	Vice President and Controller	February 22, 2008
Jim A. Leonard	(Principal Accounting Officer)
/s/ SPENCER ABRAHAM	Director	February 22, 2008
Spencer Abraham
/s/ RONALD W. BURKLE	Director	February 22, 2008
Ronald W. Burkle
/s/ JOHN S. CHALSTY	Director	February 22, 2008
John S. Chalsty
/s/ EDWARD P. DJEREJIAN	Director	February 22, 2008
Edward P. Djerejian
/s/ R. CHAD DREIER	Director	February 22, 2008
R. Chad Dreier
/s/ JOHN E. FEICK	Director	February 22, 2008
John E. Feick

Signature	Title	Date
/s/ IRVIN W. MALONEY	Director	February 22, 2008
Irvin W. Maloney
/s/ RODOLFO SEGOVIA	Director	February 22, 2008
Rodolfo Segovia
/s/ AZIZ D. SYRIANI	Director	February 22, 2008
Aziz D. Syriani
/s/ ROSEMARY TOMICH	Director	February 22, 2008
Rosemary Tomich
/s/ WALTER L. WEISMAN	Director	February 22, 2008
Walter L. Weisman

This report was printed on recycled paper.

© 2008 Occidental Petroleum Corporation

EXHIBITS

10.10	Amendment No. 2 to Occidental Petroleum Corporation Modified Deferred Compensation Plan.
10.20	Occidental Petroleum Corporation Supplemental Retirement Plan II.
10.21	Amendment Number 1 to Occidental Petroleum Corporation Supplemental Retirement Plan II.
10.22	Amendment Number 2 to Occidental Petroleum Corporation Supplemental Retirement Plan II.
10.23	Amendment Number 3 to Occidental Petroleum Corporation Supplemental Retirement Plan II.
12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2007.
21	List of subsidiaries of Occidental at December 31, 2007.
23.1	Independent Registered Public Accounting Firm's Consent.
23.2	Expert Consent.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.