Form 10-Q
period 2008-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2008-05-01
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of "accelerated filer", "large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☑    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes    ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008

Common stock $.20 par value	820,729,199 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets —
		March 31, 2008 and December 31, 2007	2

		Consolidated Condensed Statements of Income —
		Three months ended March 31, 2008 and 2007	4

		Consolidated Condensed Statements of Cash Flows —
		Three months ended March 31, 2008 and 2007	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	21

Part II	Other Information

	Item 1.	Legal Proceedings	21

	Item 2.	Share Repurchase Activities	21

	Item 6.	Exhibits	22

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(Amounts in millions)

	2008	2007

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,495	$1,964

Receivables, net	6,055	5,389

Inventories	829	910

Prepaid expenses and other	369	332

Assets of discontinued operations	33	―

Total current assets	8,781	8,595

LONG-TERM RECEIVABLES, net	218	203

INVESTMENTS IN UNCONSOLIDATED ENTITIES	879	783

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $14,291 at March 31, 2008 and $13,638 at December 31, 2007	27,988	26,278

OTHER ASSETS	620	660

TOTAL ASSETS	$38,486	$36,519

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(Amounts in millions)

	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt and notes payable	$30	$47

Accounts payable	4,516	4,263

Accrued liabilities	1,584	1,611

Domestic and foreign income taxes	742	227

Liabilities of discontinued operations	159	118

Total current liabilities	7,031	6,266

LONG-TERM DEBT, net of current maturities and unamortized discount	1,775	1,741

DEFERRED CREDITS AND OTHER LIABILITIES

Deferred and other domestic and foreign income taxes	2,365	2,324

Long-term liabilities of discontinued operations	169	174

Other	3,172	3,156
	5,706	5,654

MINORITY INTEREST	31	35

STOCKHOLDERS’ EQUITY

Common stock, at par value	176	175

Treasury stock	(3,046)	(2,610)

Additional paid-in capital	7,080	7,071

Retained earnings	20,458	18,819

Accumulated other comprehensive loss	(725)	(632)

	23,943	22,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,486	$36,519

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Amounts in millions, except per-share amounts)

	2008	2007

REVENUES
Net sales	$6,020	$4,015
Interest, dividends and other income	60	184
Gain (loss) on disposition of assets, net	(6)	412
	6,074	4,611
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,462	2,051
Selling, general and administrative and other operating expenses	400	336
Environmental remediation	4	55
Exploration expense	74	102
Interest and debt expense, net	38	217
	2,978	2,761
Income before taxes and other items	3,096	1,850
Provision for domestic and foreign income and other taxes	1,294	684
Minority interest	29	7
Income from equity investments	(46)	(10)
Income from continuing operations	1,819	1,169
Discontinued operations, net	27	43
NET INCOME	$1,846	$1,212

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$2.21	$1.39
Discontinued operations, net	0.03	0.05
Basic earnings per common share	$2.24	$1.44

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$2.20	$1.38
Discontinued operations, net	0.03	0.05
Diluted earnings per common share	$2.23	$1.43

DIVIDENDS PER COMMON SHARE	$0.25	$0.22

WEIGHTED AVERAGE BASIC SHARES	823.6	841.0

WEIGHTED AVERAGE DILUTED SHARES	828.2	846.5

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Amounts in millions)

	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,846	$1,212
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(27)	(43)
Depreciation, depletion and amortization of assets	653	574
Deferred income tax provision (benefit)	66	(2)
Other non-cash charges to income	149	320
Loss (gain) on disposition of assets, net	6	(412)
Income from equity investments	(46)	(10)
Dry hole and impairment expense	43	43
Changes in operating assets and liabilities	(21)	(83)
Other operating, net	(77)	(41)
Operating cash flow from continuing operations	2,592	1,558
Operating cash flow from discontinued operations	95	64
Net cash provided by operating activities	2,687	1,622
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(868)	(780)
Purchase of businesses and assets	(1,605)	―
Short term investments - purchases	―	(10)
Short term investments - sales	―	36
Sale of equity investments and available-for-sale investments	―	485
Equity investments and other investing, net	(73)	(86)
Investing cash flow from continuing operations	(2,546)	(355)
Investing cash flow from discontinued operations	―	(5)
Net cash used by investing activities	(2,546)	(360)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	51	34
Payments of long-term debt and notes payable	(38)	(851)
Proceeds from issuance of common stock	2	2
Purchases of treasury stock	(436)	(321)
Excess tax benefits related to share-based payments	12	9
Cash dividends paid	(207)	(187)
Stock options exercised	6	5
Net cash used by financing activities	(610)	(1,309)
Decrease in cash and cash equivalents	(469)	(47)
Cash and cash equivalents—beginning of period	1,964	1,339
Cash and cash equivalents—end of period	$1,495	$1,292

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2008

1.	General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the Securities and Exchange Commission’s rules and regulations. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2008, and the consolidated statements of income and cash flows for the three months then ended, as applicable. The income and cash flows for the periods ended March 31, 2008 and 2007, are not necessarily indicative of the income or cash flows to be expected for the full year.

2.	Asset Acquisitions, Dispositions and Other Transactions

In February 2008, Occidental purchased from Plains Exploration & Production Company a 50-percent interest in oil and gas properties in the Permian Basin and Colorado. The purchase price of approximately $1.5 billion was paid in cash.

3.	Accounting Changes

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS No. 161 provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. Occidental is currently assessing the effect of SFAS No. 161 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement provides a fair value option that allows companies to measure certain financial instruments, on an instrument by instrument basis, at fair value. SFAS No. 159 is effective for financial statements issued for periods beginning after November 15, 2007. Since Occidental did not elect the fair value option on any qualifying financial assets and liabilities when it adopted SFAS No. 159 on January 1, 2008, or during the first quarter of 2008, this statement had no impact on Occidental’s financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which defers the effective date of SFAS No. 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. Occidental adopted the non-deferred portion of SFAS No. 157 on January 1, 2008 on a prospective basis. See Note 11 for further information.

4.	Comprehensive Income

The following table presents Occidental’s comprehensive income items for the three months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Net income	$1,846	$1,212
Other comprehensive income (loss) items
Foreign currency translation adjustments	2	3
Derivative mark-to-market adjustments	(95)	(61)
Pension and postretirement adjustments	(12)	―
Unrealized gain on securities	12	55
Other comprehensive income (loss), net of tax	(93)	(3)
Comprehensive income	$1,753	$1,209

5.	Supplemental Cash Flow Information

Net cash payments for federal, foreign and state income taxes paid by continuing operations were approximately $236 million and $123 million for the three months ended March 31, 2008 and 2007, respectively. Net cash payments for federal, foreign and state income taxes paid by discontinued operations for the three months ended March 31, 2008 and 2007 were approximately $0 and $7 million, respectively. Interest paid (net of interest capitalized of $12 million and $18 million, respectively) totaled approximately $30 million and $212 million for the three months ended March 31, 2008 and 2007, respectively.

6.	Inventories

A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

Balance at	March 31, 2008	December 31, 2007
Raw materials	$101	$92
Materials and supplies	345	349
Finished goods	485	571
	931	1,012
LIFO reserve	(102)	(102)
Total	$829	$910

7.	Asset Retirement Obligations

The asset retirement obligations at March 31, 2008 and 2007, were $491 million and $367 million, respectively, of which $465 million and $355 million, respectively, are included in deferred credits and other liabilities-other and the remaining balance is included in accrued liabilities. The following summarizes the activity of the asset retirement obligations for the three months ended March 31, 2008 and 2007 (in millions):

Three months ended March 31,	2008	2007

Beginning balance	$471	$362
Liabilities incurred in the period	2	―
Liabilities settled in the period	(3)	(3)
Acquisition and other	14	2
Accretion expense	7	6
Ending balance	$491	$367

8.	Environmental Liabilities and Expenditures

Occidental’s operations are subject to stringent federal, state, local and foreign laws and regulations relating to improving or maintaining environmental quality. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases of substances to the environment. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries participate in environmental assessments and cleanups under these laws at currently-owned facilities, previously-owned sites, and third party sites.

At March 31, 2008, the current portion of Occidental’s environmental remediation reserves ($69 million) is included in accrued liabilities and the remaining amount ($382 million) is included in deferred credits and other liabilities-other. The following table presents the environmental remediation reserves in three categories of sites ($ amounts in millions) at March 31, 2008:

	Number of	Reserve
	Sites	Balance
CERCLA(a) & equivalent sites	107	$221
Active facilities	18	97
Closed or sold facilities	41	133
Total	166	$451
(a)	Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA).

In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental believes it is reasonably possible that it will continue to incur additional liabilities beyond those recorded for environmental remediation at these sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $440 million beyond the amount accrued.

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at March 31, 2008:

		Reserve
	Number	Balance
Description	of Sites	(in millions)
Minimal/No Exposure (a)	87	$6
Reserves between $1-10 million	14	48
Reserves over $10 million	6	167
Total	107	$221
(a)

Includes 31 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 4 sites where Occidental has denied liability without challenge, 33 sites where Occidental’s reserves are less than $50,000 each, and 19 sites where reserves are between $50,000 and $1 million each.

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

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and other affiliates will meet their various obligations (guarantees). At March 31, 2008, the notional amount of the guarantees that are subject to the reporting requirements of FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was approximately $250 million, which consists of Occidental’s guarantees of equity investees’ debt, primarily from the Dolphin Project equity investment, and other commitments.

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

10.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three months ended March 31, 2008 and 2007 (in millions):

	2008			2007
Net Periodic Benefit Costs	Pension Benefit		Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost		$2	$3	$3	$3
Interest cost		7	10	7	9
Expected return on plan assets		(10)	―	(8)	―
Recognized actuarial loss		1	4	―	3
Total	$	―	$17	$2	$15

Occidental contributed $1 million to its defined benefit pension plans for the three months ended March 31, 2008, and expects to contribute an additional $3 million in the remainder of 2008. Occidental contributed $1 million to its defined benefit pension plans for the three months ended March 31, 2007.

11.	Fair Value Measurements

As discussed in Note 3, Occidental adopted the non-deferred portion of SFAS No. 157 on January 1, 2008 on a prospective basis. In accordance with SFAS No. 157, Occidental has categorized its assets and liabilities that are measured at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy: Level 1 is the use of quoted prices in active markets for identical assets or liabilities, Level 2 is the use of other observable inputs other than quoted prices and Level 3 is the use of unobservable inputs.

As permitted under SFAS No. 157, Occidental utilizes the mid-point price between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value. Occidental utilizes market data and assumptions in pricing the assets or liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. Occidental primarily applies the market approach for recurring fair value measurements and utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Certain of Occidental’s financial instruments are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

The following table provides fair value measurement information for such assets and liabilities that are measured on a recurring basis (in millions):

		Fair Value Measurements at
		March 31, 2008 Using
Description	Total Fair Value	Level 1		Level 2	Level 3
Assets:
Derivative financial instruments
Receivables, net	$222		$83	$139	$	―
Long-term receivables, net	39		―	39		―
Investments in unconsolidated entities - available for sale securities	45		45	―		―
Total assets	$306		$128	$178	$	―

Liabilities:
Derivative financial instruments
Accrued liabilities	$395	$	―	$395	$	―
Deferred credits and other liabilities-other	585		―	585		―
Total liabilities	$980	$	―	$980	$	―

12.	Industry Segments

Occidental conducts its continuing operations through three operating segments: (1) oil and gas, (2) chemical and (3) midstream, marketing and other activities. The oil and gas segment explores for, develops and produces crude oil, natural gas and natural gas liquids (NGLs). The chemical segment manufactures and markets basic chemicals, vinyls and performance chemicals. The midstream, marketing and other segment gathers, processes, transports, stores and markets crude oil, natural gas, NGLs and carbon dioxide (CO2) production, and generates electricity at various facilities.

Occidental has changed its alignment of operating segments beginning with the fiscal quarter ended March 31, 2008. In previous years, oil and gas and a portion of the midstream, marketing and other activities were reported as a single oil and gas segment and some of the corporate-directed midstream, marketing and other activities were reported under corporate and other. In the last two years, the Dolphin Project (Dolphin) pipeline began transporting natural gas to the United Arab Emirates and Occidental acquired a common carrier pipeline in the Permian Basin, various gas processing plants and the remaining ownership interest in a cogeneration facility. The addition of these activities to the existing midstream and marketing infrastructure caused management to realign its operating segments in order to increase its focus on its midstream, marketing and other activities on a stand-alone basis. All segment information for prior periods has been revised to retrospectively reflect the current segment reporting structure. The change to segment reporting has no effect on Occidental’s reported consolidated earnings.

The following table presents Occidental’s industry segment and corporate disclosures (in millions):

	Oil and Gas		Chemical	Midstream, Marketing, and Other	Corporate and Eliminations		Total
Three months ended
March 31, 2008

Net sales	$4,518		$1,267	$405	$(170	) (a)	$6,020
Pretax operating profit (loss)	$2,888		$179	$123	$(77	) (b)	$3,113
Income taxes	―		―	―	(1,294	) (c)	(1,294)
Discontinued operations	―		―	―	27	(d)	27
Net income (loss)	$2,888		$179	$123	$(1,344)		$1,846
Three months ended
March 31, 2007

Net sales	$2,720		$1,060	$358	$(123	) (a)	$4,015

Pretax operating profit (loss)	$1,883	(e)	$137	$119	$(286	) (b)(f)	$1,853
Income taxes	―		―	―	(684	) (c)	(684)
Discontinued operations	―		―	―	43	(d)	43
Net income (loss)	$1,883		$137	$119	$(927)		$1,212

(a)	Intersegment sales are generally made at prices approximately equal to those that the selling entity is able to obtain in third-party transactions.
(b)	Includes net interest expense, administration expense, environmental remediation and other pre-tax items.
(c)	Includes all foreign and domestic income taxes from continuing operations.
(d)

In the first quarter of 2008, Occidental received payment from Ecuador for disputed tax refunds. In 2007, Occidental completed an exchange of oil and gas interests in Horn Mountain with BP p.l.c. (BP) for oil and gas interests in the Permian Basin and a gas processing plant in Texas. Occidental also sold its oil and gas interests in Pakistan to BP.

(e)	Includes after-tax gains of $412 million from the sale of a joint venture in Russia and $109 million from certain litigation settlements.
(f)	Includes $172 million of interest charges for the purchase of various debt issues in the open market and a $47 million pre-tax charge for a plant closure and related environmental remediation reserve.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income for the first three months of 2008 of $1.8 billion, on net sales of $6.0 billion, compared with net income of $1.2 billion, on net sales of $4.0 billion for the same period of 2007. Diluted earnings per common share were $2.23 and $1.43 for the first three months of 2008 and 2007, respectively.

Net income for the three months ended March 31, 2008, compared to the same period of 2007, reflected higher worldwide oil and gas prices and production, which was partially offset by higher DD&A rates and operating expenses.

Net income for the three months ended March 31, 2007, included a $412 million after-tax gain from the sale of Occidental’s Russian joint venture, $109 million of after-tax gains from certain litigation settlements, a $172 million pre-tax interest charge for the purchase of various debt issues in the open market and a $47 million pre-tax charge for a plant closure and related environmental remediation reserve.

Selected Income Statement Items

The increase in net sales of $2.0 billion for the three months ended March 31, 2008, compared with the same period of 2007, reflected higher worldwide oil and gas prices and production and higher chemical prices. The decrease in interest, dividends and other income of $124 million for the three months ended March 31, 2008, compared with the same period of 2007, reflected $109 million of after-tax gains from certain litigation settlements in 2007. The decrease in gains on disposition of assets of $418 million for the three months ended March 31, 2008, compared with the same period of 2007, reflected a $412 million after-tax gain from the sale of Occidental’s Russian joint venture in 2007.

The increases in cost of sales of $411 million for the three months ended March 31, 2008, compared with the same period of 2007, reflected higher DD&A rates and higher oil and gas production, maintenance, royalty and workover costs. Environmental remediation expenses for the three months ended March 31, 2007 included plant closure and related environmental remediation reserve charges of $47 million. Interest and debt expense for the three months ended March 31, 2007, included a $172 million pre-tax interest charge for the purchase of various debt issues in the open market.

Selected Analysis of Financial Position

The increase in receivables, net of $666 million at March 31, 2008, compared with December 31, 2007, was due to higher crude oil and natural gas prices and higher volumes in the marketing and trading operations during the first quarter of 2008 compared to fourth quarter of 2007. The decrease in inventories of $81 million at March 31, 2008, compared with December 31, 2007, reflected lower gas storage inventories in the marketing and trading operations at the end of the first quarter of 2008. The increase in investments in unconsolidated entities of $96 million at March 31, 2008, compared with December 31, 2007, reflected the 2008 acquisition of an equity investment. The increase in property, plant and equipment of $1.7 billion at March 31, 2008, compared with December 31, 2007, was due to capital expenditures and various oil and gas acquisitions, partially offset by DD&A.

The increase of $253 million in accounts payable at March 31, 2008, compared to December 31, 2007, was mainly due to higher volumes in the marketing and trading operations. The increase in domestic and foreign income taxes payable-current of $515 million at March 31, 2008, compared to December 31, 2007, was due to the first payment for estimated federal and state 2008 income taxes which were not made until due in April 2008. The increase in stockholders’ equity reflects net income for the first quarter of 2008 partially offset by treasury stock repurchases of approximately 6.3 million shares in 2008 and dividend payments.

Segment Operations

Occidental conducts its continuing operations through three operating segments: (1) oil and gas, (2) chemical and (3) midstream, marketing and other activities. The oil and gas segment explores for, develops and produces crude oil, natural gas and natural gas liquids (NGLs). The chemical segment manufactures and markets basic chemicals, vinyls and performance chemicals. The midstream, marketing and other segment gathers, processes, transports, stores and markets crude oil, natural gas, NGLs and carbon dioxide (CO2) production, and generates electricity at various facilities.

Occidental has changed its alignment of operating segments beginning with the fiscal quarter ended March 31, 2008. In previous years, oil and gas and a portion of the midstream, marketing and other activities were reported as a single oil and gas segment and some of the corporate-directed midstream, marketing and other activities were reported under corporate and other. In the last two years, the Dolphin Project (Dolphin) pipeline began transporting natural gas to the United Arab Emirates and Occidental acquired one common carrier pipeline in the Permian Basin, various gas processing plants and the remaining ownership interest in a cogeneration facility. The addition of these activities to the existing midstream and marketing infrastructure caused management to realign its operating segments in order to increase its focus on its midstream, marketing and other activities on a stand-alone basis. All segment information for prior periods has been revised to retrospectively reflect the current segment reporting structure. The change to segment reporting has no effect on Occidental’s reported consolidated earnings.

	2008	2007
Net Sales
Oil and gas	$4,518	$2,720
Chemical	1,267	1,060
Midstream, marketing and other	405	358
Eliminations	(170)	(123)
Net Sales	$6,020	$4,015
Segment Earnings (a)
Oil and gas	$2,888	$1,883
Chemical	179	137
Midstream, marketing and other	123	119
	3,190	2,139
Unallocated Corporate Items
Interest expense, net (a)	―	(181)
Income taxes	(1,294)	(684)
Other (a)	(77)	(105)
Income from Continuing Operations	1,819	1,169
Discontinued operations, net of tax (a)	27	43
Net Income	$1,846	$1,212
(a)	Refer to “Significant Items Affecting Earnings”, “Oil and Gas Segment”, “Chemical Segment”, “Midstream, Marketing and Other Segment” and “Corporate” discussions that follow.

Significant Items Affecting Earnings

The following table sets forth the effects on Occidental’s earnings of significant transactions and events that vary widely and unpredictably in nature, timing and amount for the three months ended March 31, 2008 and 2007 (in millions):

		2008		2007
Oil and Gas
Russian joint venture sale*	$	―		$412
Legal settlements *		―		109
Total Oil and Gas	$	―		$521

Chemical
No Significant Items Affecting Earnings	$	―	$	―
Total Chemical	$	―	$	―

Midstream, marketing and other
No Significant Items Affecting Earnings	$	―	$	―
Total Midstream, Marketing and Other	$	―	$	―

Corporate
Debt purchase expense	$	―		(172)
Facility closure		―		(47)
Tax effect of pre-tax items		―		79
Discontinued operations, net*		27		43
Total Corporate		$27		$(97)

Total		$27		$424

* Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three months ended March 31, 2008 and 2007 (in millions):

	2008	2007

Oil & Gas earnings (a)	$2,888	$1,883
Chemical earnings	179	137
Midstream, marketing and other earnings	123	119
Unallocated corporate items	(77)	(286)
Pre-tax income	3,113	1,853

Income tax expense
Federal and state	606	266
Foreign (a)	688	418
Total	1,294	684

Income from continuing operations	$1,819	$1,169

Worldwide effective tax rate	42%	37%
(a)

Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas includes revenue amounts by period (in millions): first quarter 2008—$488 and first quarter 2007—$288.

Oil and Gas Segment

	Three Months Ended
	March 31
Summary of Operating Statistics	2008	2007
Net Production per Day:
Crude Oil and Natural Gas Liquids (MBBL)
United States	261	254
Middle East/North Africa	130	126
Latin America	79	75

Natural Gas (MMCF)
United States	580	580
Middle East	223	26
Latin America	43	35

Barrels of Oil Equivalent (MBOE) per day (a)
Consolidated subsidiaries	611	562
Other interests	(4)	(2)
Worldwide production	607	560

Average Sales Price:
Crude Oil ($/BBL)
United States	$90.21	$51.94
Middle East/North Africa	$93.37	$55.31
Latin America	$67.26	$45.71
Total consolidated subsidiaries	$86.70	$51.69
Other interests	$95.46	$55.12
Worldwide production	$86.75	$51.67

Natural Gas ($/MCF)
United States	$8.15	$6.38
Latin America	$3.80	$1.94
Worldwide production	$6.05	$5.92
(a)	Natural gas volumes have been converted to BOE based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as a "Mcf") of gas to one barrel of oil.

Oil and gas segment earnings for the three months ended March 31, 2008 were $2.9 billion compared with $1.9 billion of segment earnings for the same period in 2007. The increase in oil and gas segment earnings for the three months ended March 31, 2008, compared to the same period in 2007, reflected increases from higher worldwide crude oil and natural gas prices and an 8-percent increase in oil and gas production mainly due to the start-up of the Dolphin Project in the second half of 2007, which was partially offset by higher DD&A rates and higher operating expenses.

In the first quarter of 2008, the average West Texas Intermediate (WTI) price was $97.90 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $7.94 per million BTUs, compared to $58.16 per barrel and $7.17 per million BTUs, respectively, for the first quarter of 2007. Occidental’s realized crude oil price for the first quarter of 2008 was $86.75 per barrel compared to $51.67 per barrel for the first quarter of 2007. A change of 50 cents per million BTUs in NYMEX gas prices impacts quarterly pre-tax earnings by approximately $25 million, while a $1.00 per-barrel change in oil prices has a quarterly pre-tax impact of approximately $39 million.

Average production costs, which were adjusted to remove the midstream costs, for the first three months of 2008 were $12.94 per BOE compared to the average annual 2007 production cost of $12.36 per BOE. The increase was due to higher production and ad valorem taxes and higher field operating costs in 2008. The first quarter 2008 production costs per barrel are approximately 39 cents less than the fourth quarter of 2007.

Chemical Segment

Chemical segment earnings for the first three months of 2008 were $179 million, compared with $137 million of segment earnings for the same period of 2007. The increase in earnings for the first quarter of 2008, compared with the first quarter of 2007, was due to higher prices and margins in caustic soda along with higher polyvinyl chloride and vinyl chloride monomer volumes exported to non-U.S. dollar denominated economies.

Midstream, Marketing and Other Segment

Midstream, marketing and other segment earnings for the first three months of 2008 were $123 million, compared with $119 million of segment earnings for the same period of 2007. Earnings in the midstream, marketing and other segment primarily consist of earnings from the Permian gas plants, the equity investment in the Dolphin pipeline and marketing and trading operations.

Corporate

In the first quarter of 2007, Occidental recorded a $172 million pre-tax interest charge for the purchase of various debt issues in the open market and a $47 million pre-tax charge for a plant closure and related environmental remediation reserve.

Liquidity and Capital Resources

Occidental’s net cash provided by operating activities was $2.7 billion for the first three months of 2008, compared with $1.6 billion for the same period of 2007. The increase in operating cash flow in 2008, compared to 2007, resulted from several drivers. The most important drivers were higher oil and natural gas prices and production. In the first three months of 2008, compared to the same period in 2007, Occidental's realized oil price was higher by 68 percent and Occidental’s realized natural gas price increased 28 percent in the U.S., where approximately 69 percent of Occidental’s natural gas was produced. Oil and gas production increased 8-percent in the first quarter of 2008, compared to the same period in 2007, mainly due to the start-up of the Dolphin Project in the second half of 2007.

Occidental’s net cash used by investing activities was $2.5 billion for the first three months of 2008, compared with $360 million for the same period of 2007. The 2008 amount includes $1.5 billion of cash paid for the acquisition of oil and gas properties from Plains Exploration & Production Company. The 2007 amount includes the cash proceeds of $485 million received from the sale of Occidental’s Russian joint venture. Capital expenditures for the first three months of 2008 were $868 million, including $758 million for oil and gas. Capital expenditures for the first three months of 2007 were $780 million, including $712 million for oil and gas.

Occidental’s net cash used by financing activities was $610 million in the first three months of 2008, compared with $1.3 billion for the same period of 2007. The 2008 amount includes $436 million of cash paid for repurchases of 6.3 million shares of Occidental’s common stock at an average price of $69.68 per share. The weighted average basic shares outstanding for the three months of 2008 totaled 823.6 million and the weighted average diluted shares outstanding totaled 828.2 million. At March 31, 2008, there were 821.5 million basic shares outstanding and the diluted shares were 826.1 million. The share repurchases will continue to be funded solely from available cash from operations. The 2007 amount includes $321 million of cash paid for repurchases of Occidental’s common stock and $817 million of net debt payments which included the purchase of various debt issues in the open market.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at March 31, 2008, and cash and cash equivalents totaled $1.5 billion on the March 31, 2008 balance sheet.

At March 31, 2008, under the most restrictive covenants of certain financing agreements, Occidental’s capacity for additional unsecured borrowing was approximately $57.6 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $21.9 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

Occidental currently expects to spend approximately $4.0 billion on its 2008 capital spending program. Although its income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements, dividend payments and anticipated acquisitions.

Environmental Liabilities and Expenditures

Occidental’s operations are subject to stringent federal, state, local and foreign laws and regulations relating to improving or maintaining environmental quality. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases of substances to the environment. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries participate in environmental assessments and cleanups under these laws at currently-owned facilities, previously-owned sites, and third party sites.

At March 31, 2008, the current portion of Occidental’s environmental remediation reserves ($69 million) is included in accrued liabilities and the remaining amount ($382 million) is included in deferred credits and other liabilities-other. The following table presents the environmental remediation reserves in three categories of sites ($ amounts in millions) at March 31, 2008:

	Number of	Reserve
	Sites	Balance
CERCLA(a) & equivalent sites	107	$221
Active facilities	18	97
Closed or sold facilities	41	133
Total	166	$451
(a)	Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA).

In determining the environmental remediation reserves and the reasonably possible range of loss, Occidental refers to currently available information, including relevant past experience, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements. Occidental believes it is reasonably possible that it will continue to incur additional liabilities beyond those recorded for environmental remediation at these sites. The range of reasonably possible loss for existing environmental remediation matters could be up to $440 million beyond the amount accrued.

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at March 31, 2008:

		Reserve
	Number	Balance
Description	of Sites	(in millions)
Minimal/No Exposure (a)	87	$6
Reserves between $1-10 million	14	48
Reserves over $10 million	6	167
Total	107	$221
(a)

Includes 31 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, 4 sites where Occidental has denied liability without challenge, 33 sites where Occidental’s reserves are less than $50,000 each, and 19 sites where reserves are between $50,000 and $1 million each.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K) for additional information regarding Occidental’s environmental expenditures.

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

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees). At March 31, 2008, the notional amount of the guarantees that are subject to the reporting requirements of FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was approximately $250 million, which mostly consists of Occidental’s guarantees of equity investees’ debt, primarily from the Dolphin Project equity investment, and other commitments.

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

Accounting Changes

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS No. 161 provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS No. 161 is effective for period beginning after November 15, 2008. Occidental is currently assessing the effect of SFAS No. 161 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement provides a fair value option that allows companies to measure certain financial instruments, on an instrument by instrument basis, at fair value. SFAS No. 159 is effective for financial statements issued for periods beginning after November 15, 2007. Since Occidental did not elect the fair value option on any qualifying financial assets and liabilities when it adopted SFAS No. 159 on January 1, 2008, or during the first quarter of 2008, this statement had no impact on Occidental’s financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which defers the effective date of SFAS No. 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. Occidental adopted the non-deferred portion of SFAS No. 157 on January 1, 2008 on a prospective basis.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: exploration risks such as drilling unsuccessful wells; global commodity pricing fluctuations; higher-than-expected costs; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental’s production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply/demand considerations for Occidental’s products; any general economic recession or slowdown domestically or internationally; changes in law or regulations; changes in tax rates; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency-improvement project, acquisition or disposition. Words such as “estimate”, “project”, “predict”, “will”, “would”, “could”, “may”, “might”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Occidental’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of the 2007 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2008, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in the 2007 Form 10-K.

Item 4.  Controls and Procedures

Occidental's Chairman of the Board of Directors and Chief Executive Officer, and President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental's periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, Occidental's Chairman of the Board of Directors and Chief Executive Officer, and President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2008.

There has been no change in Occidental's internal control over financial reporting during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings

This item incorporates by reference the information regarding lawsuits, claims, commitments, contingencies and related matters in Note 9 to the consolidated condensed financial statements in Part I of this Form 10-Q.

An OPC subsidiary is negotiating the resolution of a U.S. Environmental Protection Agency (EPA) claim to recover alleged economic benefits derived from testing and waste disposal activities that EPA contends were improper. The subsidiary voluntarily reported activities discovered after acquiring the facility involved. This claim could result in a payment in excess of $100,000.

Item 2.  Share Repurchase Activities

Occidental’s share repurchase activities as of March 31, 2008, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1 – 31, 2008	3,789,157	(a)	$69.29	3,788,736

February 1 – 29, 2008	1,420,378	(b)	$70.42	1,278,842

March 1 – 31, 2008	1,044,397		$70.11	1,044,397

First Quarter 2008	6,253,932		$69.68	6,111,975	20,230,969	(c)
(a)	Amount includes employee stock-for-stock exercises of 421 shares in January 2008.
(b)	Occidental purchased from the trustee of Occidental’s defined contribution savings plan 141,536 shares in February 2008.
(c)	In February 2008, Occidental increased the number of shares authorized for its previously announced share repurchase program from 55 million to 75 million.

Item 6.  Exhibits

11	Statement regarding the computation of earnings per share for the three months ended March 31, 2008 and 2007

12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2008 and 2007 and for each of the five years in the period ended December 31, 2007

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

OCCIDENTAL PETROLEUM CORPORATION

DATE: May 1, 2008	/s/ Jim A. Leonard
Jim A. Leonard, Vice President and Controller
(Principal Accounting and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBITS

11	Statement regarding the computation of earnings per share for the three months ended March 31, 2008 and 2007

12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2008 and 2007 and for each of the five years in the period ended December 31, 2007

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002