Form 10-Q
period 2008-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2008-08-05
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☑ Yes    ☐ No

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer☑     Accelerated Filer☐    Non-Accelerated Filer☐     Smaller Reporting Company☐

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☑ No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common stock $.20 par value	817,077,803 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Amounts in millions)

	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,506	$1,964
Receivables, net	7,300	5,389
Inventories	947	910
Prepaid expenses and other	372	332

Total current assets	10,125	8,595
LONG-TERM RECEIVABLES, net	244	203
INVESTMENTS IN UNCONSOLIDATED ENTITIES	894	783
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $14,873 at June 30, 2008 and $13,638 at December 31, 2007	29,466	26,278
OTHER ASSETS	715	660

TOTAL ASSETS	$41,444	$36,519

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Amounts in millions)

	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt and notes payable	$—	$47
Accounts payable	5,226	4,263
Accrued liabilities	2,307	1,611
Domestic and foreign income taxes	594	227
Liabilities of discontinued operations	117	118

Total current liabilities	8,244	6,266

LONG-TERM DEBT, net of current maturities and unamortized discount	1,775	1,741

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	2,223	2,324
Long-term liabilities of discontinued operations	165	174
Other	3,852	3,156

	6,240	5,654

MINORITY INTEREST	42	35

STOCKHOLDERS' EQUITY
Common stock, at par value	176	175
Treasury stock	(3,500)	(2,610)
Additional paid-in capital	7,085	7,071
Retained earnings	22,492	18,819
Accumulated other comprehensive loss	(1,110)	(632)

	25,143	22,823

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,444	$36,519

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Amounts in millions, except per-share amounts)

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007

REVENUES AND OTHER INCOME
Net sales	$7,116	$4,411	$13,136	$8,426
Interest, dividends and other income	73	57	133	241
Gains on disposition of assets, net	31	308	25	720

	7,220	4,776	13,294	9,387
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,681	2,205	5,143	4,256
Selling, general and administrative and other operating expenses	480	388	880	724
Environmental remediation	26	6	30	61
Exploration expense	58	93	132	195
Interest and debt expense, net	32	32	70	249

	3,277	2,724	6,255	5,485

Income before taxes and other items	3,943	2,052	7,039	3,902
Provision for domestic and foreign income and other taxes	1,671	904	2,965	1,588
Minority interest	37	21	66	28
Income from equity investments	(65)	(18)	(111)	(28)

Income from continuing operations	2,300	1,145	4,119	2,314
Discontinued operations, net	(3)	267	24	310

NET INCOME	$2,297	$1,412	$4,143	$2,624

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$2.80	$1.36	$5.01	$2.76
Discontinued operations, net	—	0.32	0.03	0.37

Basic earnings per common share	$2.80	$1.68	$5.04	$3.13

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$2.78	$1.36	$4.98	$2.74
Discontinued operations, net	—	0.32	0.03	0.37

Diluted earnings per common share	$2.78	$1.68	$5.01	$3.11

DIVIDENDS PER COMMON SHARE	$0.32	$0.22	$0.57	$0.44

WEIGHTED AVERAGE BASIC SHARES	821.3	837.7	822.5	839.3

WEIGHTED AVERAGE DILUTED SHARES	825.5	841.8	826.9	843.2

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Amounts in millions)

	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$4,143	$2,624
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(24)	(310)
Depreciation, depletion and amortization of assets	1,274	1,138
Deferred income tax provision (benefit)	148	(57)
Other non-cash charges to income	378	482
Gain on disposition of assets, net	(25)	(720)
Income from equity investments	(111)	(28)
Dry hole and impairment expense	96	90
Changes in operating assets and liabilities	(663)	(348)
Other operating, net	(234)	(64)

Operating cash flow from continuing operations	4,982	2,807
Operating cash flow from discontinued operations	49	141

Net cash provided by operating activities	5,031	2,948

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,984)	(1,630)
Purchase of businesses and assets, net	(2,261)	(513)
Sale of businesses and disposal of property, plant, and equipment, net	8	63
Short term investments - purchases	—	(10)
Short term investments - sales	—	250
Sale of equity investments and available-for-sale investments	51	1,083
Equity investments and other investing, net	(86)	(67)

Investing cash flow from continuing operations	(4,272)	(824)
Investing cash flow from discontinued operations	—	(9)

Net cash used by investing activities	(4,272)	(833)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	51	66
Payments of long-term debt and notes payable	(67)	(1,138)
Proceeds from issuance of common stock	5	4
Purchases of treasury stock	(860)	(552)
Excess tax benefits related to share-based payments	58	24
Cash dividends paid	(413)	(371)
Stock options exercised	9	18

Net cash used by financing activities	(1,217)	(1,949)

(Decrease) Increase in cash and cash equivalents	(458)	166
Cash and cash equivalents—beginning of period	1,964	1,339

Cash and cash equivalents—end of period	$1,506	$1,505

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2008

1.
General

  In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the Securities and Exchange Commission's rules and regulations. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental's Annual Report on Form 10-K for the year ended December 31, 2007.

  In the opinion of Occidental's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental's consolidated financial position as of June 30, 2008, and the consolidated statements of income and cash flows for the three and six months ended June 30, 2008 and 2007, as applicable. The income and cash flows for the periods ended June 30, 2008 and 2007, are not necessarily indicative of the income or cash flows to be expected for the full year.

2.
Asset Acquisitions, Dispositions and Other Transactions

  In July 2008, Occidental purchased a 15-percent interest in the Joslyn Oil Sands Project in northern Alberta, Canada for approximately $500 million in cash. Occidental expects to spend approximately $2 billion over a number of years with production expected to commence in 2014.

  In June 2008, Occidental signed an agreement with a third party to construct a west Texas hydrocarbon gas processing plant and pipeline infrastructure that will provide carbon dioxide (CO2) for Occidental's enhanced oil recovery projects in the Permian Basin. Occidental will own and operate the new facility and pipeline system and is expected to incur capital expenditures of approximately $1.1 billion on this project over several years.

  On June 23, 2008, Occidental signed the previously announced 30-year agreements with the Libyan National Oil Company (NOC) to upgrade its existing petroleum contracts. Total expected capital investment is estimated to be $5 billion over the next five years, of which Occidental's portion will be approximately $1.9 billion. NOC will contribute 50 percent, Occidental will contribute 37.5 percent and its partner will contribute 12.5 percent of the development capital. Under these contracts, Occidental and its partner will pay a signature bonus of $1 billion, of which Occidental's share, 75 percent, is $750 million, payable over a three-year period. Occidental and its partner made the first payment of $600 million, of which Occidental's share was $450 million, in June 2008. The remaining annual payments of $200 million, of which Occidental's share is $150 million, are due in each of the next two years. The new agreements allow NOC and Occidental to design and implement major field redevelopment and exploration programs in the Sirte Basin.

  In February 2008, Occidental purchased from Plains Exploration & Production Company a 50-percent interest in oil and gas properties in the Permian Basin and Colorado. The purchase price of approximately $1.5 billion was paid in cash.

3.
Accounting Changes

  In June 2008, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This EITF Issue addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocations in computing basic earnings per share (EPS) pursuant to the two-class method described in FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. EITF Issue 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period retrospective application. Occidental is currently assessing the effect of EITF Issue No. 03-6-1 on its financial statements but it is not expected to be material.

  In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133." SFAS No. 161 provides new disclosure requirements for an entity's derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. Occidental is currently assessing the effect of SFAS No. 161 on its financial statements.

  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement provides a fair value option that allows companies to measure certain financial instruments, on an instrument by instrument basis, at fair value. SFAS No. 159 is effective for financial statements issued for periods beginning after November 15, 2007. Since Occidental did not elect the fair value option on any qualifying financial assets and liabilities when it adopted SFAS No. 159 on January 1, 2008, or during the first two quarters of 2008, this statement has had no impact on Occidental's financial statements.

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which defers the effective date of SFAS No. 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. Occidental adopted the non-deferred portion of SFAS No. 157 on January 1, 2008 on a prospective basis. See Note 11 for further information.

4.
Comprehensive Income

  The following table presents Occidental's comprehensive income items for the three and six months ended June 30, 2008 and 2007 (in millions):

	Periods Ended June 30
	Three months		Six months
	2008	2007	2008	2007
Net income	$2,297	$1,412	$4,143	$2,624
Other comprehensive income (loss) items
Foreign currency translation adjustments	9	4	11	7
Derivative mark-to-market adjustments	(384)	(6)	(479)	(67)
Pension and post-retirement adjustments	2	4	(10)	4
Reclassification of realized gains (a)	(16)	(191)	(16)	(191)
Unrealized gain on securities	4	38	16	93

Other comprehensive loss, net of tax	(385)	(151)	(478)	(154)

Comprehensive income	$1,912	$1,261	$3,665	$2,470

  (a)
  Amounts include the recognition of the after-tax gain on the sale of approximately 18.6 million shares of Lyondell Chemical Company (Lyondell) stock in the second quarter of 2007.

5.
Supplemental Cash Flow Information

  During the six months ended June 30, 2008 and 2007, net cash payments for federal, foreign and state income taxes paid by continuing operations were approximately $1.4 billion and $847 million, respectively. These amounts exclude taxes owed by Occidental but paid by government entities on its behalf which totaled $1,070 million and $588 million for the six months ended June 30, 2008 and 2007, respectively.

  Net cash payments for federal, foreign and state income taxes paid by discontinued operations for the six months ended June 30, 2007 were approximately $14 million with no payment for the first half of 2008. In the first half of 2008, Occidental received a net payment of $62 million from Ecuador for disputed tax refunds. Interest paid (net of interest capitalized of $24 million and $38 million, respectively) totaled approximately $22 million and $222 million for the six months ended June 30, 2008 and 2007, respectively. The 2007 amount includes $178 million of interest paid for the partial repurchase of various debt issues in the open market.

6.
Inventories

  A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental's estimates of year-end inventory levels and costs. Inventories consist of the following (in millions):

Balance at	June 30, 2008	December 31, 2007
Raw materials	$100	$92
Materials and supplies	378	349
Finished goods	571	571

	1,049	1,012
LIFO reserve	(102)	(102)

Total	$947	$910

7.
Asset Retirement Obligations

  The asset retirement obligations at June 30, 2008 and 2007, were $498 million and $374 million, respectively, of which $474 million and $361 million, respectively, are included in deferred credits and other liabilities-other and the remaining balance is included in accrued liabilities. The following summarizes the activity of the asset retirement obligations for the six months ended June 30, 2008 and 2007 (in millions):

Six months ended June 30,	2008	2007
Beginning balance	$471	$362
Liabilities incurred in the period	5	2
Liabilities settled in the period	(6)	(8)
Acquisitions and other	13	7
Accretion expense	15	11

Ending balance	$498	$374

8.
Environmental Liabilities and Expenditures

  Occidental's operations are subject to stringent federal, state, local and foreign laws and regulations relating to improving or maintaining environmental quality. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases of substances to the environment. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries participate in environmental assessments and cleanups under these laws at currently-owned facilities, previously-owned sites and third-party sites.

  At June 30, 2008, the current portion of Occidental's environmental remediation reserves ($69 million) is included in accrued liabilities and the remaining amount ($403 million) is included in deferred credits and other liabilities-other. The following table presents the environmental remediation reserves in three categories of sites at June 30, 2008:

	Number of Sites	Reserve Balance (in millions)
CERCLA (a) & equivalent sites	104	$214
Active facilities	19	109
Closed or sold facilities	41	149

Total	164	$472

    (a)
    Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA).

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

  The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at June 30, 2008:

Description	Number of Sites	Reserve Balance (in millions)
Minimal/No Exposure (a)	84	$7
Reserves between $1-10 million	14	48
Reserves over $10 million	6	159

Total	104	$214

    (a)
    Includes 31 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, including the Diamond Alkali Superfund Site in Newark, New Jersey. In connection with that site, Occidental Chemical Corporation (OCC) and Tierra Solutions, Inc., Maxus' affiliate, signed a Settlement Agreement and Order on Consent for Removal Action with the U.S. EPA in June 2008. Maxus and Tierra will fund and perform the work required under the Consent Order. Also included are 3 sites where Occidental has denied liability without challenge, 31 sites where Occidental's reserves are less than $50,000 each, and 19 sites where reserves are between $50,000 and $1 million each.

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

  Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and other affiliates will meet their various obligations (guarantees). At June 30, 2008, the notional amount of the guarantees that are subject to the reporting requirements of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was approximately $250 million, which consists of Occidental's guarantees of equity investees' debt, primarily from the Dolphin Project equity investment, and other commitments.

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

10.
Retirement Plans and Postretirement Benefits

  The following table sets forth the components of the net periodic benefit costs for Occidental's defined benefit pension and postretirement benefit plans for the three and six months ended June 30, 2008 and 2007 (in millions):

Three months ended June 30	2008		2007
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$2	$4	$3	$3
Interest cost	7	9	8	10
Expected return on plan assets	(9)	—	(8)	—
Recognized actuarial loss	—	4	—	3

Total	$—	$17	$3	$16

Six months ended June 30	2008		2007
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$4	$7	$6	$6
Interest cost	14	19	15	19
Expected return on plan assets	(19)	—	(16)	—
Recognized actuarial loss	1	8	—	6

Total	$—	$34	$5	$31

  Occidental contributed $1 million and $2 million to its defined benefit pension plans for the three and six months ended June 30, 2008, respectively, and expects to contribute an additional $2 million in the remainder of 2008. Occidental contributed $1 million and $2 million to its defined benefit pension plans for the three and six months ended June 30, 2007, respectively.

11.
Fair Value Measurements

  As discussed in Note 3, Occidental adopted the non-deferred portion of SFAS No. 157 on January 1, 2008 on a prospective basis. In accordance with SFAS No. 157, Occidental has categorized its assets and liabilities that are measured at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy: Level 1 is the use of quoted prices in active markets for identical assets or liabilities; Level 2 is the use of other observable inputs other than quoted prices; and Level 3 is the use of unobservable inputs.

  As permitted under SFAS No. 157, Occidental utilizes the mid-point price between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value. Occidental utilizes market data and assumptions in pricing the assets or liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. Occidental primarily applies the market approach for recurring fair value measurements and utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Certain of Occidental's financial instruments are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

  The following table provides fair value measurement information for such assets and liabilities that are measured on a recurring basis (in millions):

		Fair Value Measurements at June 30, 2008 Using
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments
Receivables, net	$357	$153	$204	$—
Long-term receivables, net	63	—	63	—
Investments in unconsolidated entities - available for sale securities	6	6	—	—

Total assets	$426	$159	$267	$—

Liabilities:
Derivative financial instruments
Accrued liabilities	$709	$—	$709	$—
Deferred credits and other liabilities-other	994	—	994	—

Total liabilities	$1,703	$—	$1,703	$—

12.
Industry Segments

  Occidental conducts its continuing operations through three operating segments: (1) oil and gas, (2) chemical and (3) midstream, marketing and other activities. The oil and gas segment explores for, develops and produces crude oil, natural gas and natural gas liquids (NGLs). The chemical segment manufactures and markets basic chemicals, vinyls and performance chemicals. The midstream, marketing and other segment gathers, processes, transports, stores and markets crude oil, natural gas, NGLs and CO2 production, and generates electricity at various facilities.

  Occidental changed its alignment of operating segments at the beginning of 2008. In previous years, oil and gas and a portion of the midstream, marketing and other activities were reported as a single oil and gas segment and some of the corporate-directed midstream, marketing and other activities were reported under corporate and other. In the last two years, the Dolphin Project (Dolphin) pipeline began transporting natural gas to the United Arab Emirates and Occidental acquired a common carrier pipeline system in the Permian Basin, various gas processing plants and the remaining ownership interest in a cogeneration facility. The addition of these activities to the existing midstream and marketing infrastructure caused management to realign its operating segments in order to increase its focus on its midstream, marketing and other activities on a stand-alone basis. All segment information for prior periods has been revised to retrospectively reflect the current segment reporting structure. The change to segment reporting has no effect on Occidental's reported consolidated earnings.

  The following table presents Occidental's industry segment and corporate disclosures (in millions):

	Oil and Gas		Chemical	Midstream, Marketing and Other	Corporate and Eliminations		Total
Six months ended June 30, 2008
Net sales	$10,019		$2,653	$823	$(359	) (a)	$13,136

Pretax operating profit (loss)	$6,694		$323	$284	$(217	) (b)	$7,084
Income taxes	—		—	—	(2,965	) (c)	(2,965)
Discontinued operations	—		—	—	24	(d)	24

Net income (loss)	$6,694		$323	$284	$(3,158)		$4,143

Six months ended June 30, 2007
Net sales	$5,781		$2,289	$638	$(282	) (a)	$8,426

Pretax operating profit (loss)	$3,541	(e)	$295	$143	$(77	) (b)(f)	$3,902
Income taxes	—		—	—	(1,588	) (c)	(1,588)
Discontinued operations	—		—	—	310	(d)	310

Net income (loss)	$3,541		$295	$143	$(1,355)		$2,624

  (a)
  Intersegment sales are generally made at prices approximately equal to those that the selling entity is able to obtain in third-party transactions.

  (b)
  Includes net interest expense, administration expense, environmental remediation and other pre-tax items.

  (c)
  Includes all foreign and domestic income taxes from continuing operations.

  (d)
  In the first half of 2008, Occidental received payment from Ecuador for disputed tax refunds. In 2007, Occidental completed an exchange of oil and gas interests in Horn Mountain with BP p.l.c. (BP) for oil and gas interests in the Permian Basin and a gas processing plant in Texas. Occidental also sold its oil and gas interests in Pakistan to BP.

  (e)
  Includes after-tax gains of $412 million from the sale of Occidental's Russian joint venture interest and $112 million from certain litigation settlements.

  (f)
  Includes a $284 million pre-tax gain from the sale of Lyondell Chemical Company's common stock, $167 million of pre-tax interest charges for the purchase of various debt issues in the open market, and a $47 million pre-tax charge for a plant closure and related environmental remediation reserve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income for the first six months of 2008 of $4.1 billion, on net sales of $13.1 billion, compared with net income of $2.6 billion, on net sales of $8.4 billion for the same period of 2007. Diluted earnings per common share were $5.01 and $3.11 for the first six months of 2008 and 2007, respectively. Occidental reported net income for the second quarter of 2008 of $2.3 billion, on net sales of $7.1 billion, compared with net income of $1.4 billion, on net sales of $4.4 billion for the same period of 2007. Diluted earnings per common share were $2.78 for the second quarter of 2008, compared with diluted earnings per share of $1.68 for the same period of 2007.

Net income for the three and six months ended June 30, 2008, compared to the same periods of 2007, reflected higher crude oil and natural gas prices, higher oil and gas production and lower exploration expense, which were partially offset by higher depreciation, depletion and amortization (DD&A) rates and operating expenses.

Net income for the three and six months ended June 30, 2007, included a $284 million pre-tax gain from the sale of Lyondell Chemical Company (Lyondell) common stock. Net income for the first six months of 2007 also included a $167 million pre-tax interest charge for the partial repurchase of various debt issues in the open market, a $412 million after-tax gain from the sale of Occidental's Russian joint venture interest and a $109 million after-tax gain from certain litigation settlements. Discontinued operations for the three and six months ended June 30, 2007 includes a $116 million gain from the sale of Pakistan operations to BP p.l.c. (BP), a $107 million gain from the swap of the Horn Mountain operations to BP and the results of operations for Pakistan and Horn Mountain through the disposal date.

Selected Income Statement Items

The increases in net sales of $2.7 billion and $4.7 billion for the three and six months ended June 30, 2008, respectively, compared with the same periods of 2007, reflected higher worldwide crude oil and natural gas prices and higher oil and gas production. The decrease in interest, dividends and other income of $108 million for the six months ended June 30, 2008, compared with the same period of 2007, reflected $112 million of after-tax gains from certain litigation settlements in 2007. For the three and six months ended June 30, 2007, gains on disposition of assets included a $284 million pre-tax gain from the sale of Lyondell common stock and a $23 million pre-tax gain from the sale of miscellaneous domestic oil and gas interests. For the six months ended June 30, 2007, gains on dispositions of assets also included an after-tax gain of $412 million from the sale of Occidental's Russian joint venture interest.

The increases in cost of sales of $476 million and $887 million for the three and six months ended June 30, 2008, respectively, compared with the same periods of 2007, reflected higher DD&A rates and higher oil and gas ad valorem taxes and field operating costs. The increases in selling, general and administrative and other operating expenses of $92 million and $156 million for the three and six months ended June 30, 2008, respectively, compared with the same periods of 2007, reflected higher stock-based incentive compensation expenses due to the increase in stock price and other oil and gas costs. Environmental remediation expenses for the six months ended June 30, 2007 included a $47 million pre-tax charge for plant closure and related environmental remediation reserve. Interest and debt expense for the six months ended June 30, 2007, included $167 million of pre-tax interest charges for the purchase of various debt issues in the open market. Discontinued operations for the three and six months ended June 30, 2007 included a $116 million gain from the sale of Pakistan operations to BP, a $107 million gain from the swap of the Horn Mountain operations to BP and the results of operations for Pakistan and Horn Mountain through the disposal date.

Selected Analysis of Financial Position

The increase in receivables, net of $1.9 billion at June 30, 2008, compared with December 31, 2007, reflected higher crude oil and natural gas prices during the second quarter of 2008 compared to the fourth quarter of 2007. The increase in investments in unconsolidated entities of $111 million at June 30, 2008, compared with December 31, 2007, reflected the 2008 acquisition of an equity investment and the increase in equity income from the Dolphin pipeline investment, partially offset by sales of certain investments in unconsolidated entities. The increase in property, plant and equipment of $3.2 billion at June 30, 2008, compared with December 31, 2007, was due to capital expenditures, the purchase of oil and gas interests from Plains Exploration & Production Company (Plains) and the signature bonus from the Libya contracts, partially offset by DD&A.

The increase of $963 million in accounts payable at June 30, 2008, compared to December 31, 2007, was mainly due to higher crude oil and natural gas prices in the marketing and trading operations during the second quarter of 2008 compared to fourth quarter of 2007. The increase in accrued liabilities of $696 million at June 30, 2008, compared to December 31, 2007, was mainly due to higher mark-to-market adjustments on derivative instruments and the accrual of the current portion of the signature bonus for the Libya agreements signed in June 2008. The increase in domestic and foreign income taxes payable – current of $367 million at June 30, 2008, compared to December 31, 2007, was due to an increase in income during the second quarter of 2008 compared to the fourth quarter of 2007. The increase in deferred credits and other liabilities – other of $696 million at June 30, 2008, compared to December 31, 2007, was due to higher mark-to-market adjustments on derivative instruments and the accrual of the noncurrent portion of the signature bonus for the Libya agreements. The increase in stockholders' equity of $2.3 billion at June 30, 2008, compared to December 31, 2007, reflected net income for the six months ended June 30, 2008, partially offset by 2008 year-to-date treasury stock repurchases of approximately 11.4 million shares, dividend payments and unrealized mark-to-market adjustments on derivative instruments.

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

Occidental changed its alignment of operating segments at the beginning of 2008. In previous years, oil and gas and a portion of the midstream, marketing and other activities were reported as a single oil and gas segment and some of the corporate-directed midstream, marketing and other activities were reported under corporate and other. In the last two years, the Dolphin Project (Dolphin) pipeline began transporting natural gas to the United Arab Emirates and Occidental acquired one common carrier pipeline system in the Permian Basin, various gas processing plants and the remaining ownership interest in a cogeneration facility. The addition of these activities to the existing midstream and marketing infrastructure caused management to realign its operating segments in order to increase its focus on its midstream, marketing and other activities on a stand-alone basis. All segment information for prior periods has been revised to retrospectively reflect the current segment reporting structure. The change to segment reporting has no effect on Occidental's reported consolidated earnings.

	Periods Ended June 30
	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Net Sales
Oil and gas	$5,501	$3,061	$10,019	$5,781
Chemical	1,386	1,229	2,653	2,289
Midstream, marketing and other	418	280	823	638
Eliminations	(189)	(159)	(359)	(282)

Net Sales	$7,116	$4,411	$13,136	$8,426

Segment Earnings (a)
Oil and gas	$3,806	$1,658	$6,694	$3,541
Chemical	144	158	323	295
Midstream, marketing and other	161	25	284	143

	4,111	1,841	7,301	3,979
Unallocated Corporate Items
Interest (expense) income, net (a)	(7)	6	(7)	(175)
Income taxes	(1,671)	(904)	(2,965)	(1,588)
Other (expense) income (a)	(133)	202	(210)	98

Income from Continuing Operations	2,300	1,145	4,119	2,314
Discontinued operations, net of tax (a)	(3)	267	24	310

Net Income	$2,297	$1,412	$4,143	$2,624

(a)
Refer to "Significant Items Affecting Earnings", "Oil and Gas Segment", "Chemical Segment", "Midstream, Marketing and Other Segment" and "Corporate" discussions that follow.

Significant Items Affecting Earnings

The following table sets forth the effects on Occidental's earnings of significant transactions and events that vary widely and unpredictably in nature, timing and amount for the three and six months ended June 30, 2008 and 2007 (in millions):

	Periods Ended June 30
	Three Months		Six Months
	2008	2007	2008	2007
Oil & Gas
Russian joint venture sale*	$—	$—	$—	$412
Legal settlements*	—	3	—	112
Gain on sale of oil and gas interests	—	23	—	23

Total Oil and Gas	$—	$26	$—	$547

Chemical
No Significant Items Affecting Earnings	$—	$—	$—	$—

Total Chemical	$—	$—	$—	$—

Midstream, marketing and other
No Significant Items Affecting Earnings	$—	$—	$—	$—

Total Midstream, marketing and other	$—	$—	$—	$—

Corporate and Other
Debt purchase income (expense)	$—	$5	$—	$(167)
Gain on sale of Lyondell shares	—	284	—	284
Facility closure	—	—	—	(47)
Tax effect of pre-tax items	—	(113)		(34)
Discontinued operations, net*	(3)	267	24	310

Total Corporate and other	$(3)	$443	$24	$346

Total	$(3)	$469	$24	$893

*  Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations (in millions):

	Periods Ended June 30
	Three Months		Six Months
	2008	2007	2008	2007
Oil & Gas earnings (a)	$3,806	$1,658	$6,694	$3,541
Chemical earnings	144	158	323	295
Midstream, marketing and other earnings	161	25	284	143
Unallocated corporate items	(140)	208	(217)	(77)

Pre-tax income	3,971	2,049	7,084	3,902
Income tax expense
Federal and state	801	456	1,407	722
Foreign (a)	870	448	1,558	866

Total	1,671	904	2,965	1,588

Income from continuing operations	$2,300	$1,145	$4,119	$2,314

Worldwide effective tax rate	42%	44%	42%	41%

(a)
Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas earnings and income tax expense each include the following amounts by period (in millions): second quarter 2008—$582 and second quarter 2007—$300, first six months 2008—$1,070 and first six months of 2007—$588.

Oil and Gas Segment

	Periods Ended June 30
	Three Months		Six Months
Summary of Operating Statistics	2008	2007	2008	2007
Net Production per Day:
Crude Oil and Natural Gas Liquids (MBBL)
United States	258	259	260	257
Middle East/North Africa	132	110	132	118
Latin America	65	78	72	76
Natural Gas (MMCF)
United States	602	609	591	594
Middle East	188	32	205	29
Latin America	35	46	39	41
Barrels of Oil Equivalent (MBOE) per day (a) (b)
Consolidated subsidiaries	593	561	603	562
Other interests	(5)	(3)	(5)	(3)

Worldwide production	588	558	598	559

Average Sales Price:
Crude Oil ($/BBL)
United States	$114.88	$58.19	$102.47	$55.09
Middle East/North Africa	$113.64	$66.21	$103.47	$60.42
Latin America	$87.78	$52.57	$76.47	$49.19
Total consolidated subsidiaries	$110.08	$59.14	$98.13	$55.38
Other interests	$125.59	$69.51	$118.93	$62.40
Worldwide production	$110.12	$59.11	$98.16	$55.34
Natural Gas ($/MCF)
United States	$9.99	$7.07	$9.09	$6.74
Latin America	$4.50	$2.26	$4.11	$2.12
Worldwide production	$7.71	$6.46	$6.87	$6.20

(a)
Natural gas volumes have been converted to BOE based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as a "Mcf") of gas to one barrel of oil.
(b)
Occidental sold its interest in a Russian joint venture in January 2007. In June 2007, Occidental sold its Pakistan operations to BP and swapped its Horn Mountain operations to BP, classifying these operations as discontinued operations on a retrospective application basis. Horn Mountain, Pakistan and Russian joint venture production have been excluded for all periods for comparability.

Oil and gas segment earnings for the three and six months ended June 30, 2008 were $3.8 billion and $6.7 billion, respectively, compared with $1.7 billion and $3.5 billion of segment earnings for the same periods of 2007. Oil and gas segment earnings for the three and six months ended June 30, 2007 included a $23 million pre-tax gain from the sale of miscellaneous domestic oil and gas interests and an after-tax gain of $3 million from certain litigation settlements. Oil and gas earnings for the six months ended June 30, 2007 also included an after-tax gain of $412 million from the sale of Occidental's Russian joint venture interest and an after-tax gain of $109 million from certain litigation settlements. The increase in oil and gas segment earnings for the three and six months ended June 30, 2008, compared to the same periods in 2007, reflected increases from higher crude oil and natural gas prices, higher oil and gas production and lower exploration expense, partially offset by increased DD&A rates and higher operating expenses.

Occidental's realized oil price for the second quarter of 2008 was $110.12 per barrel compared to $59.11 per barrel for the second quarter of 2007. Domestic realized gas prices increased from $7.07 per MCF in the second quarter of 2007 to $9.99 per MCF for the second quarter of 2008. A change of 50 cents per million BTUs in NYMEX gas prices impacts quarterly oil and gas segment earnings by approximately $25 million, while a $1.00 per-barrel change in oil prices has a quarterly pre-tax impact of approximately $37 million.

The increase in production for the three and six months ended June 30, 2008, compared to the same periods of 2007, was primarily due to the Dolphin project which began production in the third quarter of 2007 and from the recently acquired domestic assets, partially offset by lower volumes from Argentina due to a labor dispute in May 2008 and lower production from Occidental's production sharing contracts due to the effects of higher prices.

Average production cost for the first six months of 2008 was $14.08 per BOE compared to the average annual 2007 production cost of $12.33 per BOE. The increase was a result of higher production and ad valorem taxes and higher other field operating costs.

In June 2008, Occidental signed an agreement with a third party to construct a west Texas hydrocarbon gas processing plant and pipeline infrastructure that will provide carbon dioxide (CO2) for Occidental's enhanced oil recovery projects in the Permian Basin. Occidental will own and operate the new facility and pipeline system and is expected to incur capital expenditures of approximately $1.1 billion on this project over several years.

On June 23, 2008, Occidental signed the previously announced 30-year agreements with the Libyan National Oil Company (NOC) to upgrade its existing petroleum contracts. Total expected capital investment is estimated to be $5 billion over the next five years, of which Occidental's portion will be approximately $1.9 billion. NOC will contribute 50 percent, Occidental will contribute 37.5 percent and its partner will contribute 12.5 percent of the development capital. Under these contracts, Occidental and its partner will pay a signature bonus of $1 billion, of which Occidental's share, 75 percent, is $750 million, payable over a three-year period. Occidental and its partner made the first payment of $600 million, of which Occidental's share was $450 million, in June 2008. The remaining annual payments of $200 million, of which Occidental's share is $150 million, are due in each of the next two years. The new agreements allow NOC and Occidental to design and implement major field redevelopment and exploration programs in the Sirte Basin.

In February 2008, Occidental purchased from Plains Exploration & Production Company a 50-percent interest in oil and gas properties in the Permian Basin and Colorado. The purchase price of approximately $1.5 billion was paid in cash.

Chemical Segment

Chemical segment earnings for the three and six months ended June 30, 2008 were $144 million and $323 million, respectively, compared with $158 million and $295 million for the same periods of 2007. The decrease in chemical segment earnings for the three months ended June 30, 2008, compared with the same period of 2007, was due to lower volumes and margins for chlorine and polyvinyl chloride, partially offset by higher margins for caustic soda. The increase in chemical segment earnings for the six months ended June 30, 2008, compared with the same period of 2007, reflected higher margins for caustic soda, partially offset by lower margins for polyvinyl chloride.

Midstream, Marketing and Other Segment

Midstream, marketing and other segment earnings for the three and six months ended June 30, 2008 were $161 million and $284 million, compared with $25 million and $143 million for the same periods of 2007. Midstream, marketing and other segment earnings for the three and six months ended June 30, 2008, reflected higher income from Occidental's investment in the Dolphin pipeline, which became operational in the second half of 2007, and higher NGL margins in the gas processing business. Positive mark-to-market adjustments and improved margins in marketing also contributed to segment earnings during the second quarter of 2008.

Corporate

In the six month period ended June 30, 2007, Occidental recorded $167 million of pre-tax interest charges for the purchase of various debt issues in the open market and a $47 million pre-tax charge for a plant closure and related environmental remediation reserve.

In the second quarter of 2007, Occidental sold 18.6 million shares of Lyondell common stock and recorded a pre-tax gain of $284 million. Occidental sold its remaining 2.4 million shares in July 2007.

Liquidity and Capital Resources

Occidental's net cash provided by operating activities was $5.0 billion for the first six months of 2008, compared with $2.9 billion for the same period of 2007. The increase in operating cash flow in 2008, compared to 2007, reflected the effect of several drivers. The most important drivers were higher oil and natural gas prices and production. In the first six months of 2008, compared to the same period in 2007, Occidental's realized oil price was higher by 77 percent and Occidental's realized natural gas price increased 35 percent in the U.S., where approximately 70 percent of Occidental's natural gas was produced. Oil and gas production increased nearly 7 percent in the first six months of 2008, compared to the same period in 2007, mainly due to the start-up of the Dolphin Project in the second half of 2007.

Occidental's net cash used by investing activities was $4.3 billion for the first six months of 2008, compared with $833 million for the same period of 2007. The 2008 amount included cash payment for the acquisition of oil and gas interests from Plains of $1.5 billion and the first payment of the signature bonus under the Libya agreements of $450 million. The 2007 amount included cash proceeds of $485 million received from the sale of a joint venture interest in Russia, $598 million from the sale of Lyondell common stock and $250 million from the sale of short-term investments. The 2007 amount also included cash paid for the acquisitions of various oil and gas interests, a common carrier pipeline system and a gas processing plant in Texas totaling $445 million. Capital expenditures for the first six months of 2008 were $2.0 billion, including $1.6 billion for oil and gas. Capital expenditures for the first six months of 2007 were $1.6 billion, including $1.5 billion for oil and gas.

Occidental's net cash used by financing activities was $1.2 billion in the first six months of 2008, compared with $1.9 billion for the same period of 2007. The 2008 amount includes $860 million of cash paid for repurchases of 11.1 million shares of Occidental's common stock at an average price of $77.82 per share and dividend payments of $413 million. The weighted average basic shares outstanding for the six months of 2008 totaled 822.5 million and the weighted average diluted shares outstanding totaled 826.9 million. At June 30, 2008, there were 818.1 million basic shares outstanding and the diluted shares were 822.4 million. Share repurchases will continue to be funded solely from available cash from operations. The 2007 amount includes $552 million of cash paid for repurchases of Occidental's common stock, $1.1 billion of net debt payments which included the purchase of various debt issues in the open market and $371 million of dividend payments.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at June 30, 2008, and cash and cash equivalents totaled $1.5 billion on the June 30, 2008 balance sheet.

At June 30, 2008, under the most restrictive covenants of certain financing agreements, Occidental's capacity for additional unsecured borrowing was approximately $60.7 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental's capital stock was approximately $23.1 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing. Since year-end 2007, Occidental's long-term senior unsecured debt has been upgraded from A- to A by Standard and Poor's Corporation and from A (low) to A by Dominion Bond Rating Service.

Occidental currently expects to spend approximately $4.7 billion on its 2008 capital spending program. Although its income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements, dividend payments and anticipated acquisitions.

Environmental Liabilities and Expenditures

Occidental's operations are subject to stringent federal, state, local and foreign laws and regulations relating to improving or maintaining environmental quality. The laws that require or address environmental remediation may apply retroactively to past waste disposal practices and releases of substances to the environment. In many cases, the laws apply regardless of fault, legality of the original activities or current ownership or control of sites. OPC or certain of its subsidiaries participate in environmental assessments and cleanups under these laws at currently-owned facilities, previously-owned sites and third-party sites.

At June 30, 2008, the current portion of Occidental's environmental remediation reserves ($69 million) is included in accrued liabilities and the remaining amount ($403 million) is included in deferred credits and other liabilities-other. The following table presents the environmental remediation reserves in three categories of sites at June 30, 2008:

	Number of Sites	Reserve Balance (in millions)
CERCLA(a) & equivalent sites	104	$214
Active facilities	19	109
Closed or sold facilities	41	149

Total	164	$472

  (a)
  Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA).

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

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at June 30, 2008:

Description	Number of Sites	Reserve Balance (in millions)
Minimal/No Exposure (a)	84	$7
Reserves between $1-10 million	14	48
Reserves over $10 million	6	159

Total	104	$214

  (a)
  Includes 31 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, including the Diamond Alkali Superfund Site in Newark, New Jersey. In connection with that site, Occidental Chemical Corporation and Tierra Solutions, Inc., Maxus' affiliate, signed a Settlement Agreement and Order on Consent for Removal Action with the U.S. EPA in June 2008. Maxus and Tierra will fund and perform the work required under the Consent Order. Also included are 3 sites where Occidental has denied liability without challenge, 31 sites where Occidental's reserves are less than $50,000 each, and 19 sites where reserves are between $50,000 and $1 million each.

Refer to the "Environmental Liabilities and Expenditures" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Occidental's Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K) for additional information regarding Occidental's environmental expenditures.

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

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees). At June 30, 2008, the notional amount of the guarantees that are subject to the reporting requirements of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was approximately $250 million, which mostly consists of Occidental's guarantees of equity investees' debt, primarily from the Dolphin Project equity investment, and other commitments.

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

Accounting Changes

In June 2008, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This EITF Issue addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocations in computing basic earnings per share (EPS) pursuant to the two-class method described in FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. EITF Issue 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period retrospective application. Occidental is currently assessing the effect of EITF Issue No. 03-6-1 on its financial statements but it is not expected to be material.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133." SFAS No. 161 provides new disclosure requirements for an entity's derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. Occidental is currently assessing the effect of SFAS No. 161 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement provides a fair value option that allows companies to measure certain financial instruments, on an instrument by instrument basis, at fair value. SFAS No. 159 is effective for financial statements issued for periods beginning after November 15, 2007. Since Occidental did not elect the fair value option on any qualifying financial assets and liabilities when it adopted SFAS No. 159 on January 1, 2008, or during the first two quarters of 2008, this statement has had no impact on Occidental's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which defers the effective date of SFAS No. 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. Occidental adopted the non-deferred portion of SFAS No. 157 on January 1, 2008 on a prospective basis.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: exploration risks such as drilling unsuccessful wells; global commodity pricing fluctuations; higher-than-expected costs; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental's production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply and demand considerations for Occidental's products; any general economic recession or slowdown domestically or internationally; changes in law or regulations; changes in tax rates; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency-improvement project, acquisition or disposition. Words such as "estimate", "project", "predict", "will", "would", "could", "may", "might", "anticipate", "plan", "intend", "believe", "expect" or similar expressions that convey the uncertainty of future events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Certain risks that may affect Occidental's results of operations and financial position appear in Part 1, Item 1A "Risk Factors" of the 2007 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2008, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk" in the 2007 Form 10-K.

Item 4. Controls and Procedures

Occidental's Chairman of the Board of Directors and Chief Executive Officer, and President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental's periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, Occidental's Chairman of the Board of Directors and Chief Executive Officer, and President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2008.

There has been no change in Occidental's internal control over financial reporting during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1. Legal Proceedings

This item incorporates by reference the information regarding lawsuits, claims, commitments, contingencies and related matters in Note 9 to the consolidated condensed financial statements in Part I of this Form 10-Q.

An OPC subsidiary is cooperating with the Colorado Department of Public Health and Environment (CDPHE) to resolve alleged violations of air quality laws arising from voluntarily-disclosed operating conditions at certain oil and gas operations. Although CDPHE has made no specific demands for penalties, Occidental believes that sanctions could exceed $100,000.

See Occidental's quarterly report on Form 10-Q for the period ended March 31, 2008 for information with respect to previously reported matters.

Item 2. Share Repurchase Activities

Occidental's share repurchase activities as of June 30, 2008, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Quarter 2008	6,253,932		$69.68	6,111,975

April 1 – 30, 2008	390,598	(a)	$81.69	100,000
May 1 – 31, 2008	832,268	(a)	$92.73	663,300
June 1 – 30, 2008	3,920,850		$87.81	3,920,850

Second Quarter 2008	5,143,716		$88.14	4,684,150

Total 2008	11,397,648		$78.01	10,796,125	35,546,819	(b)

(a)
Occidental purchased from the trustee of Occidental's defined contribution savings plan 290,598 and 168,968 shares in April and May of 2008, respectively.
(b)
In February 2008 and July 2008, Occidental increased the number of shares authorized for its previously announced share repurchase program from 55 million to 75 million and from 75 million to 95 million, respectively.

Item 4.   Submission of Matters to a Vote of Security Holders

Occidental's 2008 Annual Meeting of Stockholders (the Annual Meeting) was held on May 2, 2008. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

1.
The twelve nominees proposed by the Board of Directors were elected as directors by the following votes:

NOMINEE	VOTES FOR	VOTES AGAINST	ABSTENTIONS
Spencer Abraham	533,749,342	183,082,872	6,766,832
Ronald W. Burkle	714,025,872	3,777,164	5,796,010
John S. Chalsty	532,616,298	184,146,002	6,836,746
Edward P. Djerejian	709,432,091	8,317,413	5,849,542
John E. Feick	714,411,431	3,350,243	5,837,372
Ray R. Irani	706,266,399	11,466,193	5,866,454
Irvin W. Maloney	537,797,038	178,732,534	7,069,474
Avedick B. Poladian	713,224,411	4,471,787	5,902,848
Rodolfo Segovia	538,857,744	177,668,542	7,072,760
Aziz D. Syriani	709,089,673	8,636,353	5,873,020
Rosemary Tomich	538,716,075	178,078,285	6,804,686
Walter L. Weisman	712,721,636	4,963,268	5,914,142
2.
The ratification of the selection of KPMG as independent auditors was approved. The proposal received: 713,177,969 votes for; 4,767,299 votes against; and 5,653,776 abstentions.

3.
A stockholder proposal requesting a scientific report on global warming was not approved. The proposal received 23,799,532 votes for; 533,797,073 votes against; 105,223,108 abstentions; and 60,779,333 broker non-votes.

4.
A stockholder proposal requesting an advisory vote to ratify executive compensation was not approved. The proposal received 282,312,927 votes for; 353,285,417 votes against; 27,221,366 abstentions; and 60,779,336 broker non-votes.

5.
A stockholder proposal requesting independence of compensation consultants was withdrawn by the proponent.

6.
A stockholder proposal requesting performance based stock options was not approved. The proposal received 210,012,415 votes for; 434,781,789 votes against; 18,025,508 abstentions; and 60,779,334 broker non-votes.

7.
A stockholder proposal requesting special shareholder meetings was approved. The proposal received 435,446,744 votes for; 220,071,688 votes against; 7,301,273 abstentions; and 60,779,341 broker non-votes.

 Item 6. Exhibits

  10.1
  Employment Agreement, dated as of May 22, 2008, between Occidental and Donald P. de Brier (filed as Exhibit 10.1 to the Current Report On Form 8-K of Occidental dated May 22, 2008 (date of earliest reported event), File No. 1-9210).

  10.2
  Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Return on Equity Incentive Award (Cash-based, Cash-settled Award) (filed as Exhibit 10.1 to the Current Report On Form 8-K of Occidental dated July 16, 2008 (date of earliest reported event), File No. 1-9210).

  10.3
  Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Agreement (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.2 to the Current Report On Form 8-K of Occidental dated July 16, 2008 (date of earliest reported event), File No. 1-9210).

  10.4
  Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Agreement (Equity-based, Cash-settled Award).

  10.5
  Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award).

  10.6
  Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award).

  11
  Statement regarding the computation of earnings per share for the three and six months ended June 30, 2008 and 2007

  12
  Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2008 and 2007 and for each of the five years in the period ended December 31, 2007

  31.1
  Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2
  Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1
  Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

DATE: August 5, 2008	/s/ Jim A. Leonard Jim A. Leonard, Vice President and Controller (Principal Accounting and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBITS
10.4	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Agreement (Equity-based, Cash-settled Award).
10.5	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award).
10.6	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award).
11	Statement regarding the computation of earnings per share for the three and six months ended June 30, 2008 and 2007
12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2008 and 2007 and for each of the five years in the period ended December 31, 2007
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002