Form 10-Q
period 2008-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2008-11-04
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer☑    Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008

Common stock $.20 par value	809,877,220 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(Amounts in millions)

	2008	2007

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,452	$1,964

Receivables, net	6,878	5,389

Inventories	957	910

Prepaid expenses and other	333	332

Total current assets	9,620	8,595

LONG-TERM RECEIVABLES, net	203	203

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,250	783

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation, depletion and amortization of $15,398 at September 30, 2008 and $13,638 at December 31, 2007	30,854	26,278

OTHER ASSETS	662	660

TOTAL ASSETS	$42,589	$36,519
The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(Amounts in millions)

	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt and notes payable	$714	$47
Accounts payable	4,907	4,263
Accrued liabilities	2,005	1,611
Domestic and foreign income taxes	322	227
Liabilities of discontinued operations	116	118

Total current liabilities	8,064	6,266

LONG-TERM DEBT, net of current maturities and unamortized discount	1,057	1,741

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	2,874	2,324
Long-term liabilities of discontinued operations	160	174
Other	3,466	3,156
	6,500	5,654

MINORITY INTEREST	31	35

STOCKHOLDERS’ EQUITY
Common stock, at par value	176	175
Treasury stock	(4,121)	(2,610)
Additional paid-in capital	7,083	7,071
Retained earnings	24,501	18,819
Accumulated other comprehensive loss	(702)	(632)
	26,937	22,823
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,589	$36,519
The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Amounts in millions, except per-share amounts)

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
REVENUES AND OTHER INCOME
Net sales	$7,060	$4,841	$20,196	$13,267
Interest, dividends and other income	59	57	192	298
Gains on disposition of assets, net	—	157	25	877
	7,119	5,055	20,413	14,442
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,844	2,297	7,987	6,553
Selling, general and administrative and other operating expenses	393	405	1,273	1,129
Environmental remediation	(2)	10	28	71
Exploration expense	61	126	193	321
Interest and debt expense, net	24	48	94	297
	3,320	2,886	9,575	8,371
Income before taxes and other items	3,799	2,169	10,838	6,071
Provision for domestic and foreign income and other taxes	1,546	862	4,511	2,450
Minority interest	38	16	104	44
Income from equity investments	(57)	(25)	(168)	(53)
Income from continuing operations	2,272	1,316	6,391	3,630
Discontinued operations, net	(1)	8	23	318
NET INCOME	$2,271	$1,324	$6,414	$3,948

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$2.79	$1.58	$7.79	$4.34
Discontinued operations, net	—	0.01	0.03	0.38
Basic earnings per common share	$2.79	$1.59	$7.82	$4.72
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$2.78	$1.57	$7.76	$4.31
Discontinued operations, net	—	0.01	0.03	0.38
Diluted earnings per common share	$2.78	$1.58	$7.79	$4.69

DIVIDENDS PER COMMON SHARE	$0.32	$0.25	$0.89	$0.69

WEIGHTED AVERAGE BASIC SHARES	815.3	833.1	820.1	837.0

WEIGHTED AVERAGE DILUTED SHARES	817.7	837.0	823.8	840.9
The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Amounts in millions)

	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$6,414	$3,948
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(23)	(318)
Depreciation, depletion and amortization of assets	1,957	1,740
Deferred income tax provision (benefit)	397	(25)
Other non-cash charges to income	484	632
Gain on disposition of assets, net	(25)	(877)
Income from equity investments	(168)	(53)
Dry hole and impairment expense	134	186
Changes in operating assets and liabilities	(822)	(846)
Other operating, net	(245)	(217)
Operating cash flow from continuing operations	8,103	4,170
Operating cash flow from discontinued operations	33	154
Net cash provided by operating activities	8,136	4,324
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(3,223)	(2,510)
Purchase of businesses and assets, net	(3,315)	(991)
Sale of businesses and disposal of property, plant, and equipment, net	22	460
Short term investments - purchases	—	(10)
Short term investments - sales	—	250
Sale of equity investments and available-for-sale investments	51	1,157
Equity investments and other investing, net	(105)	(124)
Investing cash flow from continuing operations	(6,570)	(1,768)
Investing cash flow from discontinued operations	—	(9)
Net cash used by investing activities	(6,570)	(1,777)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	51	97
Payments of long-term debt and notes payable	(71)	(1,145)
Proceeds from issuance of common stock	22	15
Purchases of treasury stock	(1,487)	(910)
Excess tax benefits related to share-based payments	74	44
Cash dividends paid	(677)	(557)
Stock options exercised	10	25
Net cash used by financing activities	(2,078)	(2,431)
(Decrease) Increase in cash and cash equivalents	(512)	116
Cash and cash equivalents—beginning of period	1,964	1,339
Cash and cash equivalents—end of period	$1,452	$1,455
The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2008

1.                   General

In these unaudited consolidated condensed financial statements, “Occidental” means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, but condensed or omitted certain information and disclosures normally included in notes to consolidated financial statements in accordance with the Securities and Exchange Commission’s rules and regulations. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2008, and the consolidated statements of income and cash flows for the three and nine months ended September 30, 2008 and 2007, as applicable. The income and cash flows for the periods ended September 30, 2008 and 2007, are not necessarily indicative of the income or cash flows to be expected for the full year.

2.                   Asset Acquisitions, Dispositions and Other Transactions

In October 2008, Occidental issued $1 billion of 7% senior notes receiving $985 million of net proceeds. Interest on the notes will be payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2009. The notes will mature on November 1, 2013.

In February 2008, Occidental purchased from Plains Exploration & Production Company (Plains) a 50-percent interest in oil and gas properties in the Permian Basin and Colorado.  In September 2008, Occidental entered into an agreement with Plains to purchase all of Plains’ remaining interests in the Permian Basin and Colorado for the approximate purchase price of $1.25 billion, which is expected to close in the fourth quarter of 2008.

In July 2008, Occidental purchased a 15-percent interest in the Joslyn Oil Sands Project in northern Alberta, Canada for approximately $500 million in cash.  Occidental expects to spend approximately $2 billion over a number of years with production expected to commence in 2014.

In June 2008, Occidental signed an agreement with a third party to construct a west Texas gas processing plant and pipeline infrastructure that will provide carbon dioxide (CO2) for Occidental’s enhanced oil recovery projects in the Permian Basin.  Occidental will own and operate the new facility and pipeline system and is expected to incur capital expenditures of approximately $1.1 billion constructing this project over several years.

On June 23, 2008, Occidental signed 30-year agreements with the Libyan National Oil Company (NOC) to upgrade its existing petroleum contracts. Total expected capital investment is estimated to be $5 billion over the next five years, of which Occidental’s portion will be approximately $1.9 billion.  NOC will contribute 50 percent, Occidental will contribute 37.5 percent and its partner will contribute 12.5 percent of the development capital.  Under these contracts, Occidental and its partner will pay a signature bonus of $1 billion, of which Occidental’s share, 75 percent, is $750 million.  Occidental and its partner made the first payment of $600 million, of which Occidental’s share was $450 million, in June 2008.  The remaining annual payments of $200 million, of which Occidental’s share is $150 million, are due in each of the next two years.  The new agreements allow NOC and Occidental to design and implement major field redevelopment and exploration programs in the Sirte Basin.

3.                   Accounting Changes

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP concluded that instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic earnings per share (EPS) under the two-class method that is described in FASB Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.”  FSP EITF Issue No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period retrospective application. Occidental is currently assessing the effect of this FSP on its financial statements, which is not expected to be material.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement provides a fair value option that allows companies to measure certain financial instruments, on an instrument by instrument basis, at fair value.  SFAS No. 159 is effective for financial statements issued for periods beginning after November 15, 2007.  Since Occidental did not elect the fair value option on any qualifying financial assets and liabilities when it adopted SFAS No. 159 on January 1, 2008, or during the first three quarters of 2008, this statement has had no impact on Occidental’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, which defers the effective date of SFAS No. 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008.  Occidental adopted the non-deferred portion of SFAS No. 157 on January 1, 2008 on a prospective basis.  See Note 11 for further information.  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157, in a market that is not active.  FSP FAS 157-3 became effective upon issuance, October 10, 2008, and includes prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 has not had a material impact on Occidental’s financial statements.

4.                   Comprehensive Income

The following table presents Occidental’s comprehensive income items for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Periods Ended September 30
	Three months		Nine months
	2008	2007	2008	2007
Net income	$2,271	$1,324	$6,414	$3,948
Other comprehensive income (loss) items
Foreign currency translation adjustments	(20)	4	(9)	11
Derivative mark-to-market adjustments	404	(21)	(158)	(81)
Pension and post-retirement adjustments	6	3	(4)	7
Reclassification of realized (gains) losses (a)	20	1	87	(197)
Unrealized gains (losses) on securities	(2)	—	14	93
Other comprehensive income (loss), net of tax	408	(13)	(70)	(167)
Comprehensive income	$2,679	$1,311	$6,344	$3,781

(a)   Amounts include the reclassification of the after-tax gain on the sale of approximately 2.4 and 21.0 million shares of Lyondell Chemical Company (Lyondell) common stock in the three and nine months ended September 30, 2007.  Additionally, these amounts include reclassification of realized losses on derivatives of $20 million and $103 million for the three and nine months ended September 30, 2008, respectively, and $27 million and $20 million for the three and nine months ended September 30, 2007, respectively.

5.      Supplemental Cash Flow Information

During the nine months ended September 30, 2008 and 2007, net cash payments for federal, foreign and state income taxes paid by continuing operations were approximately $2.1 billion and $1.7 billion, respectively.  These amounts exclude taxes owed by Occidental but paid by government entities on its behalf which totaled $1,801 million and $919 million for the nine months ended September 30, 2008 and 2007, respectively.  Net cash payments for federal, foreign and state income taxes paid by discontinued operations for the nine months ended September 30, 2008 and 2007, were approximately $7 million and $17 million, respectively.  During the first nine months of 2008, Occidental received a net payment of $61 million from Ecuador for disputed tax refunds.  Interest paid (net of interest capitalized of $43 million and $46 million, respectively) totaled approximately $38 million and $250 million for the nine months ended September 30, 2008 and 2007, respectively.  The 2007 amount includes $178 million of interest paid for the partial repurchase of various debt issues in the open market.

6.      Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories consist of the following (in millions):

Balance at	September 30, 2008	December 31, 2007
Raw materials	$108	$92
Materials and supplies	403	349
Finished goods	548	571
	1,059	1,012
LIFO reserve	(102)	(102)
Total	$957	$910

7.                   Asset Retirement Obligations

The asset retirement obligations at September 30, 2008 and 2007, were $515 million and $392 million, respectively, of which $492 million and $379 million, respectively, are included in deferred credits and other liabilities-other and the remaining balance is included in accrued liabilities.  The following summarizes the activity of the asset retirement obligations for the nine months ended September 30, 2008 and 2007 (in millions):

Nine months ended September 30,	2008	2007
Beginning balance	$471	$362
Liabilities incurred in the period	17	11
Liabilities settled in the period	(8)	(12)
Acquisitions and other	13	14
Accretion expense	22	17
Ending balance	$515	$392

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

At September 30, 2008, the current portion of Occidental’s environmental remediation reserves ($69 million) is included in accrued liabilities and the remaining amount ($375 million) is included in deferred credits and other liabilities-other.  The following table presents the environmental remediation reserves in three categories of sites at September 30, 2008:

	Number of Sites	Reserve Balance (in millions)
CERCLA (a) & equivalent sites	103	$198
Active facilities	17	103
Closed or sold facilities	44	143
Total	164	$444

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

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at September 30, 2008:

Description	Number of Sites	Reserve Balance (in millions)
Minimal/No Exposure (a)	83	$6
Reserves between $1-10 million	14	45
Reserves over $10 million	6	147
Total	103	$198

(a)   Includes 32 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, including the Diamond Alkali Superfund Site in Newark, New Jersey.  In connection with that site, Occidental Chemical Corporation (OCC) and Tierra Solutions, Inc., Maxus’ affiliate, signed a Settlement Agreement and Order on Consent for Removal Action with the U.S. EPA in June 2008.  Maxus and Tierra will fund and perform the work required under the Consent Order.  Also included are 3 sites where Occidental has denied liability without challenge, 30 sites where Occidental’s reserves are less than $50,000 each, and 18 sites where reserves are between $50,000 and $1 million each.

9.                   Lawsuits, Claims, Commitments, Contingencies and Related Matters

OPC or certain of its subsidiaries have been named in many lawsuits, claims and other legal proceedings.  These actions seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or recovery of other losses, or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies.  With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

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

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  Taxable years prior to 2001 are generally closed for U.S. federal and state corporate income tax purposes.  Taxable years 2001 through the current year are in various stages of audit by the U.S. Internal Revenue Service.  Foreign government tax authorities are in various stages of auditing Occidental, and income taxes for taxable years from 2002 through 2007 remain subject to examination in certain tax jurisdictions.  Disputes may arise during the course of such audits as to facts and matters of law.

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and other affiliates will meet their various obligations (guarantees).  At September 30, 2008, the notional amount of the guarantees subject to reporting requirements was approximately $260 million, which consists of Occidental’s guarantees of equity investees’ debt, primarily from the Dolphin Project equity investment, and other commitments.

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

10.             Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and nine months ended September 30, 2008 and 2007 (in millions):

Three months ended September 30	2008		2007
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$2	$3	$1	$3
Interest cost	7	10	6	8
Expected return on plan assets	(9)	—	(12)	—
Recognized actuarial loss	—	4	3	6
Total	$—	$17	$(2)	$17

Nine months ended September 30	2008		2007
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$6	$10	$7	$9
Interest cost	21	29	21	27
Expected return on plan assets	(28)	—	(28)	—
Recognized actuarial loss	1	12	3	12
Total	$—	$51	$3	$48

Occidental contributed $1 million and $3 million to its defined benefit pension plans for the three and nine months ended September 30, 2008, respectively, and expects to contribute an additional $1 million in the remainder of 2008.  Occidental contributed $1 million and $3 million to its defined benefit pension plans for the three and nine months ended September 30, 2007, respectively.

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

The following table provides fair value measurement information for such assets and liabilities that are measured on a recurring basis (in millions):

		Fair Value Measurements at September 30, 2008 Using
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments

Receivables, net	$179	$—	$179	$—
Long-term receivables, net	39	—	39	—
Investments in unconsolidated entities - available for sale securities	4	4	—	—
Total assets	$222	$4	$218	$—

Liabilities:
Derivative financial instruments

Accrued liabilities	$473	$79	$394	$—
Deferred credits and other liabilities-other	566	—	566	—
Total liabilities	$1,039	$79	$960	$—

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

Occidental changed its alignment of operating segments at the beginning of 2008.  In previous years, oil and gas and a portion of the midstream, marketing and other activities were reported as a single oil and gas segment and some of the corporate-directed midstream, marketing and other activities were reported under corporate and other.  In the last two years, the Dolphin pipeline began transporting natural gas to the United Arab Emirates and Occidental acquired a common carrier pipeline system in the Permian Basin, various gas processing plants and the remaining ownership interest in a cogeneration facility.  The addition of these activities to the existing midstream and marketing infrastructure caused management to realign its operating segments in order to increase its focus on its midstream, marketing and other activities on a stand-alone basis.  All segment information for prior periods has been revised to retrospectively reflect the current segment reporting structure.  The change to segment reporting has no effect on Occidental’s reported consolidated earnings.

The following table presents Occidental’s industry segment and corporate disclosures (in millions):

	Oil and Gas		Chemical	Midstream, Marketing and Other	Corporate and Eliminations		Total
Nine months ended September 30, 2008

Net sales	$15,441		$4,107	$1,204	$(556)	(a)	$20,196

Pretax operating profit (loss)	$10,312		$542	$350	$(302)	(b)(c)	$10,902
Income taxes	—		—	—	(4,511)	(d)	(4,511)
Discontinued operations	—		—	—	23	(e)	23

Net income (loss)	$10,312		$542	$350	$(4,790)		$6,414
Nine months ended September 30, 2007

Net sales	$9,182		$3,530	$975	$(420)	(a)	$13,267

Pretax operating profit (loss)	$5,496	(f)	$507	$229	$(152)	(b)(c)	$6,080
Income taxes	—		—	—	(2,450)	(d)	(2,450)
Discontinued operations	—		—	—	318	(e)	318

Net income (loss)	$5,496		$507	$229	$(2,284)		$3,948

(a)   Intersegment sales are generally made at prices approximately equal to those that the selling entity is able to obtain in third-party transactions.

(b)   Includes net interest expense, administration expense, environmental remediation and other pre-tax items.

(c)   Net interest expense for the first nine months of 2008 included interest expense of $94 million offset by $84 million of interest income.  Net interest expense for the first nine months of 2007 included interest expense of $297 million offset by $111 million of interest income.  The first nine months of 2007 also included a $326 million pre-tax gain from the sale of Lyondell common stock, $167 million of pre-tax interest charges for the purchase of various debt issues in the open market, and a $47 million pre-tax charge for a plant closure and related environmental remediation reserve.

(d)   Includes all foreign and domestic income taxes from continuing operations.

(e)   In the first nine months of 2008, Occidental received a $61 million payment from Ecuador for disputed tax refunds.  In 2007, Occidental completed an exchange with BP p.l.c. (BP) of oil and gas interests in Horn Mountain for BP’s oil and gas interests in the Permian Basin and a gas processing plant in Texas.  Occidental also sold its oil and gas interests in Pakistan to BP.

(f)    Included an after-tax gain of $412 million from the sale of Occidental’s Russian joint venture interest, an after-tax gain of $112 million from certain litigation settlements, a $103 million pre-tax gain from the sale of exploration properties, partially offset by a $74 million pre-tax charge for exploration impairments, and a $35 million pre-tax gain from the sale of oil and gas interests.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income for the first nine months of 2008 of $6.4 billion, on net sales of $20.2 billion, compared with net income of $3.9 billion, on net sales of $13.3 billion for the same period of 2007.  Diluted earnings per common share were $7.79 and $4.69 for the first nine months of 2008 and 2007, respectively.  Occidental reported net income for the third quarter of 2008 of $2.3 billion, on net sales of $7.1 billion, compared with net income of $1.3 billion, on net sales of $4.8 billion for the same period of 2007.  Diluted earnings per common share were $2.78 for the third quarter of 2008, compared with diluted earnings per share of $1.58 for the same period of 2007.

Net income for the three and nine months ended September 30, 2008, compared to the same periods of 2007, reflected higher crude oil and natural gas prices, higher oil and gas production and lower exploration expense, which were partially offset by higher depreciation, depletion and amortization (DD&A) rates and operating expenses.

Net income for the three and nine months ended September 30, 2007, included a $42 million pre-tax gain from the sale of Lyondell Chemical Company (Lyondell) common stock, and a $103 million pre-tax gain from the sale of exploration properties, partially offset by a $74 million pre-tax charge from the impairment of assets.  Net income for the first nine months of 2007 also included an additional $284 million pre-tax gain from the sale of Lyondell common stock, a $167 million pre-tax interest charge for the partial repurchase of various debt issues in the open market, a $412 million after-tax gain from the sale of Occidental’s Russian joint venture interest and a $112 million after-tax gain from certain litigation settlements.  Discontinued operations for the nine months ended September 30, 2007 included after-tax gains of $226 million from a series of transactions with BP p.l.c. (BP), as well as the results of operations of these assets before disposal.

Selected Income Statement Items

The increases in net sales of $2.2 billion and $6.9 billion for the three and nine months ended September 30, 2008, respectively, compared with the same periods of 2007, reflected higher worldwide crude oil and natural gas prices and higher oil and gas production, particularly from the Dolphin Project, which began production in the third quarter of 2007.  The decrease in interest, dividends and other income of $106 million for the nine months ended September 30, 2008, compared with the same period of 2007, reflected $112 million of after-tax gains from certain litigation settlements in 2007.  For the three months and nine months ended September 30, 2007, gains on disposition of assets included a $42 million pre-tax gain from the sale of Lyondell common stock and a $103 million pre-tax gain from the sale of exploration properties.  For the nine months ended September 30, 2007, gains on disposition of assets also included a $412 million after-tax gain from the sale of Occidental’s Russian joint venture interest, a $284 million pre-tax gain from the sale of Lyondell common stock and a $35 million pre-tax gain from the sale of miscellaneous domestic oil and gas interests.

The increase in cost of sales of $547 million and $1.4 billion for the three and nine months ended September 30, 2008, respectively, compared with the same periods of 2007, reflected higher DD&A rates, ad valorem taxes, and workover and field operating costs.  The increase in selling, general and administrative and other operating expenses of $144 million for the nine months ended September 30, 2008, compared with the same period in 2007, reflected higher oil and gas production taxes.  Environmental remediation expenses for the nine months ended September 30, 2007 reflected a $47 million pre-tax charge for plant closure and related environmental remediation reserve.  Exploration expense for the three and nine months ended September 30, 2007, reflected a $74 million pre-tax charge for exploration impairments.  Interest and debt expense, net for the nine months ended September 30, 2007, reflected pre-tax interest charges of $167 million for the purchase of various debt issues in the open market.  Discontinued operations for the nine months ended September 30, 2007 included after-tax gains of $226 million from a series of transactions with BP, as well as the results of operations of these assets before disposal.

Selected Analysis of Financial Position

The increase in receivables, net of $1.5 billion at September 30, 2008, compared with December 31, 2007, reflected higher crude oil prices and sales volumes during the third quarter of 2008 compared to the fourth quarter of 2007.  The increase in investments in unconsolidated entities of $467 million at September 30, 2008, compared with December 31, 2007, reflected the 2008 acquisitions of an equity investment in a U.S. oil and gas pipeline entity and the increase in equity income from the Dolphin pipeline investment.  The increase in property, plant and equipment, net of $4.6 billion at September 30, 2008, compared with December 31, 2007, was due to capital expenditures, the purchase of oil and gas interests from Plains Exploration & Production Company and an interest in the Joslyn Oil Sands Project, the signature bonus from the Libya contracts and the acquisitions of other miscellaneous oil and gas interests, partially offset by DD&A.

The increase in current maturities of long-term debt and capital lease liabilities of $667 million at September 30, 2008, compared with December 31, 2007, was due to the reclassification from long-term debt, net for debt with current maturities at September 30, 2008, including the Dolphin Energy Ltd. loans.  The increase in accounts payable of $644 million at September 30, 2008, compared with December 31, 2007, reflected higher crude oil prices, especially in the marketing and trading operations, during the third quarter of 2008 compared to the fourth quarter of 2007.  The increase in accrued liabilities $394 million at September 30, 2008, compared with December 31, 2007, was mainly due to higher mark-to-market adjustments on derivative instruments, the accrual of the current portion of the signature bonus for the Libya agreements signed in June 2008 and higher ad valorem taxes.  The decrease in long-term debt, net of $684 million at September 30, 2008, compared with December 31, 2007, was due to the reclassification from long-term debt, net to debt with current maturities at September 30, 2008.  The increase in deferred credit and other liabilities – other of $310 million at September 30, 2008, compared with December 31, 2007, reflected the accrual of the noncurrent portion of the signature bonus and other long-term payables for the Libya agreements.  The increase in stockholders’ equity of $4.1 billion at September 30, 2008, compared with December 31, 2007, reflected net income for the nine months ended September 30, 2008, partially offset by year-to-date treasury stock repurchases of approximately 19.8 million shares and dividend payments.

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

Occidental changed its alignment of operating segments at the beginning of 2008.  In previous years, oil and gas and a portion of the midstream, marketing and other activities were reported as a single oil and gas segment and some of the corporate-directed midstream, marketing and other activities were reported under corporate and other.  In the last two years, the Dolphin pipeline began transporting natural gas to the United Arab Emirates and Occidental acquired a common carrier pipeline system in the Permian Basin, various gas processing plants and the remaining ownership interest in a cogeneration facility.  The addition of these activities to the existing midstream and marketing infrastructure caused management to realign its operating segments in order to increase its focus on its midstream, marketing and other activities on a stand-alone basis.  All segment information for prior periods has been revised to retrospectively reflect the current segment reporting structure.  The change to segment reporting has no effect on Occidental’s reported consolidated earnings.

	Periods Ended September 30
	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Net Sales
Oil and gas	$5,422	$3,401	$15,441	$9,182
Chemical	1,454	1,241	4,107	3,530
Midstream, marketing and other	381	337	1,204	975
Eliminations	(197)	(138)	(556)	(420)
Net Sales	$7,060	$4,841	$20,196	$13,267
Segment Earnings (a)
Oil and gas	$3,618	$1,955	$10,312	$5,496
Chemical	219	212	542	507
Midstream, marketing and other	66	86	350	229
	3,903	2,253	11,204	6,232

Unallocated Corporate Items
Interest expense, net (a)	(3)	(11)	(10)	(186)
Income taxes	(1,546)	(862)	(4,511)	(2,450)
Other (expense) income (a)	(82)	(64)	(292)	34
Income from Continuing Operations	2,272	1,316	6,391	3,630
Discontinued operations, net of tax (a)	(1)	8	23	318
Net Income	$2,271	$1,324	$6,414	$3,948

(a)   Refer to “Significant Items Affecting Earnings”, “Oil and Gas Segment”, “Chemical Segment”, “Midstream, Marketing and Other Segment” and “Corporate” discussions that follow.

Significant Items Affecting Earnings

The following table sets forth the effects on Occidental’s earnings of significant transactions and events that vary widely and unpredictably in nature, timing and amount for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Periods Ended September 30
	Three Months		Nine Months
	2008	2007	2008	2007
Oil & Gas
Russian joint venture sale*	$—	$—	$—	$412
Legal settlements*	—	—	—	112
Gain on sale of exploration properties	—	103	—	103
Exploration impairments	—	(74)	—	(74)
Gain on sale of oil and gas interests	—	12	—	35
Total Oil and Gas	$—	$41	$—	$588

Chemical
No Significant Items Affecting Earnings	$—	$—	$—	$—
Total Chemical	$—	$—	$—	$—

Midstream, marketing and other
No Significant Items Affecting Earnings	$—	$—	$—	$—
Total Midstream, marketing and other	$—	$—	$—	$—

Corporate
Debt purchase expense	$—	$—	$—	$(167)
Gain on sale of Lyondell shares	—	42	—	326
Facility closure	—	—	—	(47)
Tax effect of pre-tax items	—	23	—	(11)
Discontinued operations, net*	(1)	8	23	318
Total Corporate	$(1)	$73	$23	$419
Total	$(1)	$114	$23	$1,007

* Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations (in millions):

	Periods Ended September 30
	Three Months		Nine Months
	2008	2007	2008	2007
Oil & Gas earnings (a)	$3,618	$1,955	$10,312	$5,496
Chemical earnings	219	212	542	507
Midstream, marketing and other earnings	66	86	350	229
Unallocated corporate items	(85)	(75)	(302)	(152)
Pre-tax income	3,818	2,178	10,902	6,080

Income tax expense
Federal and state	716	363	2,123	1,085
Foreign (a)	830	499	2,388	1,365
Total	1,546	862	4,511	2,450

Income from continuing operations	$2,272	$1,316	$6,391	$3,630

Worldwide effective tax rate	40%	40%	41%	40%

(a)   Revenues and income tax expense include taxes owed by Occidental but paid by governmental entities on its behalf. Oil and gas earnings and income tax expense each include the following amounts by period (in millions): third quarter 2008—$730 and third quarter 2007—$331, first nine months 2008—$1,801 and first nine months of 2007—$919.

Oil and Gas Segment

	Periods Ended September 30
	Three Months		Nine Months
Summary of Operating Statistics	2008	2007	2008	2007

Net Production per Day:
Crude Oil and Natural Gas Liquids (MBBL)
United States	261	265	260	259
Middle East/North Africa	117	109	127	115
Latin America	81	73	75	76

Natural Gas (MMCF)
United States	570	604	584	597
Middle East	190	103	200	54
Latin America	45	40	40	41

Barrels of Oil Equivalent (MBOE) per day (a) (b)
Consolidated subsidiaries	593	572	599	566
Other interests	(5)	(2)	(5)	(3)
Worldwide production	588	570	594	563

Average Sales Price: (b)
Crude Oil ($/BBL)
United States	$109.50	$68.83	$104.82	$59.71
Middle East/North Africa	$114.11	$71.30	$106.81	$63.93
Latin America	$77.76	$60.77	$78.23	$53.00
Total consolidated subsidiaries	$104.26	$67.87	$100.41	$59.52
Other interests	$94.17	$74.08	$110.39	$65.30
Worldwide production	$104.15	$67.81	$100.39	$59.47

Natural Gas ($/MCF)
United States	$9.35	$5.90	$9.18	$6.45
Latin America	$4.40	$2.68	$4.22	$2.31
Worldwide production	$7.11	$5.05	$6.95	$5.78

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

Oil and gas segment earnings for the three and nine months ended September 30, 2008, were $3.6 billion and $10.3 billion, respectively, compared with $2.0 billion and $5.5 billion of segment earnings for the same periods of 2007.  The increase in oil and gas segment earnings for the three and nine months ended September 30, 2008, compared to the same period of 2007, reflected higher crude oil and natural gas prices, higher oil and gas production and lower exploration expense, partially offset by higher DD&A rates and operating expenses.

Occidental’s realized oil price for the third quarter of 2008 was $104.15 per barrel compared to $67.81 per barrel for the third quarter of 2007.  Domestic realized gas prices increased from $5.90 per MCF in the third quarter of 2007 to $9.35 per MCF for the third quarter of 2008.  Based on the 2008 third quarter prices, a change of 50 cents per million BTUs in NYMEX gas prices impacts quarterly oil and gas segment earnings by approximately $24 million, while a $1.00 per-barrel change in oil prices has a quarterly pre-tax impact of approximately $39 million.

The increase in production for the three months ended September 30, 2008, compared to the same period of 2007, was primarily due to an increase of 31,000 BOE per day from the Dolphin Project which began production in the third quarter of 2007, partially offset by 5,000 BOE per day lower volumes attributable to Hurricane Ike and 13,000 BOE per day lower volumes in Libya as a result of the new contract that became effective in the third quarter of 2008.  The increase in production for the nine months ended September 30, 2008, compared to the same period of 2007, was primarily due to an increase of 44,000 BOE per day from the Dolphin Project, partially offset by 5,000 BOE per day lower volumes in Libya.

Average production cost for the first nine months of 2008 was $14.80 per BOE compared to the average annual 2007 production cost of $12.33 per BOE.  Approximately 38 percent of the increase was a result of increased energy costs.  The increases reflected higher production taxes and ad valorem taxes, workovers and field operating costs.

On June 23, 2008, Occidental signed 30-year agreements with the Libyan National Oil Company (NOC) to upgrade its existing petroleum contracts. Total expected capital investment is estimated to be $5 billion over the next five years, of which Occidental’s portion will be approximately $1.9 billion. NOC will contribute 50 percent, Occidental will contribute 37.5 percent and its partner will contribute 12.5 percent of the development capital.  Under these contracts, Occidental and its partner will pay a signature bonus of $1 billion, of which Occidental’s share, 75 percent, is $750 million.  Occidental and its partner made the first payment of $600 million, of which Occidental’s share was $450 million, in June 2008.  The remaining annual payments of $200 million, of which Occidental’s share is $150 million, are due in each of the next two years.  The new agreements allow NOC and Occidental to design and implement major field redevelopment and exploration programs in the Sirte Basin.

In February 2008, Occidental purchased from Plains Exploration & Production Company (Plains) a 50-percent interest in oil and gas properties in the Permian Basin and Colorado.  In September 2008, Occidental entered into an agreement with Plains to purchase all of Plains’ remaining interests in the Permian Basin and Colorado for the approximate purchase price of $1.25 billion, which is expected to close in the fourth quarter of 2008.

Chemical Segment

Chemical segment earnings for the three and nine months ended September 30, 2008, were $219 million and $542 million, respectively, compared with $212 million and $507 million for the same periods of 2007.  The increase in chemical segment earnings for the three and nine months ended September 30, 2008, compared with the same periods of 2007, was due to higher caustic soda margins, partially offset by lower volumes and margins for chlorine and polyvinyl chloride.

Midstream, Marketing and Other Segment

Midstream, marketing and other segment earnings for the three and nine months ended September 30, 2008, were $66 million and $350 million, compared with $86 million and $229 million for the same periods of 2007.  Midstream, marketing and other segment earnings for the three months ended September 30, 2008, reflected lower margins in crude oil marketing, partially offset by higher income from the Dolphin pipeline investment, which came on line in the second half of 2007, and higher margins in gas processing and power generation.  Midstream, marketing and other segment earnings for the nine months ended September 30, 2008, reflected higher income from the Dolphin pipeline and higher NGL margins in the gas processing business, partially offset by lower margins in crude oil marketing.

In June 2008, Occidental signed an agreement with a third party to construct a west Texas gas processing plant and pipeline infrastructure that will provide carbon dioxide (CO2) for Occidental’s enhanced oil recovery projects in the Permian Basin.  Occidental will own and operate the new facility and pipeline system and is expected to incur capital expenditures of approximately $1.1 billion constructing this project over several years.

Corporate

In July 2008, Occidental purchased a 15-percent interest in the Joslyn Oil Sands Project in northern Alberta, Canada for approximately $500 million in cash.  Occidental expects to spend approximately $2 billion over a number of years with production expected to commence in 2014.

In the nine month period ended September 30, 2007, Occidental recorded a $326 million pre-tax gain from the sale of 21.0 million shares of Lyondell stock, $167 million of pre-tax interest charges for the purchase of various debt issues in the open market and a $47 million pre-tax charge for a plant closure and related environmental remediation reserve.

Liquidity and Capital Resources

Occidental’s net cash provided by operating activities was $8.1 billion for the first nine months of 2008, compared with $4.3 billion for the same period of 2007.  The increase in operating cash flow in 2008, compared to 2007, reflected the effect of several drivers.  The most important drivers were higher oil and natural gas prices and production.  In the first nine months of 2008, compared to the same period in 2007, Occidental’s realized oil price was higher by 69 percent and Occidental’s realized natural gas price increased 42 percent in the U.S., where approximately 71 percent of Occidental’s natural gas was produced.  Oil and gas production increased approximately 5.5 percent in the first nine months of 2008, compared to the same period in 2007, mainly due to the start-up of the Dolphin Project in the second half of 2007.

Occidental’s net cash used by investing activities was $6.6 billion for the first nine months of 2008, compared with $1.8 billion for the same period of 2007.  The 2008 amount included cash payments for the acquisitions of oil and gas interests from Plains for $1.5 billion, an interest in the Joslyn Oil Sands Project for approximately $500 million and an equity interest in a U.S. oil and gas pipeline entity for approximately $330 million.  The 2008 amount also includes the first payment of the signature bonus under the Libya agreements of $450 million.  The 2007 amount included cash proceeds of $672 million from the sale of Lyondell common stock, $460 million from the sale of other businesses and properties, $485 million received from the sale of a joint venture interest in Russia, and $250 million from the sale of short-term investments.  The 2007 amount also included cash paid for the acquisitions of various oil and gas interests, a common carrier pipeline system and a gas processing plant in Texas totaling $991 million.  Capital expenditures for the first nine months of 2008 were $3.2 billion, including $2.6 billion for oil and gas.  Capital expenditures for the first nine months of 2007 were $2.5 billion, including $2.2 billion for oil and gas.

Occidental’s net cash used by financing activities was $2.1 billion in the first nine months of 2008, compared with $2.4 billion for the same period of 2007.  The 2008 amount included $1.5 billion of cash paid for repurchases of 19.4 million shares of Occidental’s common stock at an average price of $76.52 per share and dividend payments of $677 million.  The weighted average basic shares outstanding for the nine months of 2008 totaled 820.1 million and the weighted average diluted shares outstanding totaled 823.8 million.  At September 30, 2008, there were 810.1 million basic shares outstanding and the diluted shares were 813.8 million.  Any future share repurchases will continue to be funded solely from available cash from operations.  The 2007 amount included $910 million of cash paid for repurchases of Occidental’s common stock, $1.0 billion of net debt payments which included the purchase of various debt issues in the open market and $557 million of dividend payments.

Available but unused lines of committed bank credit totaled approximately $1.5 billion at September 30, 2008, and cash and cash equivalents totaled $1.45 billion on the September 30, 2008 balance sheet.

At September 30, 2008, under the most restrictive covenants of certain financing agreements, Occidental’s capacity for additional unsecured borrowing was approximately $65.4 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $25.0 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.  Since year-end 2007, Occidental’s long-term senior unsecured debt has been upgraded from A- to A by Standard and Poor’s Ratings Services, from A3 to A2 by Moody’s Investors Service and from A (low) to A by Dominion Bond Rating Service.

In October 2008, Occidental issued $1 billion of 7% senior notes receiving $985 million of net proceeds. Interest on the notes will be payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2009. The notes will mature on November 1, 2013.

Occidental currently expects to spend approximately $4.5 to $4.7 billion on its 2008 capital spending program.  Although its income and cash flows are largely dependent on oil and gas prices and production, Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, capital expenditure requirements, dividend payments and anticipated acquisitions.

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

At September 30, 2008, the current portion of Occidental’s environmental remediation reserves ($69 million) is included in accrued liabilities and the remaining amount ($375 million) is included in deferred credits and other liabilities-other.  The following table presents the environmental remediation reserves in three categories of sites at September 30, 2008:

	Number of Sites	Reserve Balance (in millions)
CERCLA (a) & equivalent sites	103	$198
Active facilities	17	103
Closed or sold facilities	44	143
Total	164	$444

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

The following table shows additional detail regarding reserves for CERCLA or CERCLA-equivalent proceedings in which OPC or certain of its subsidiaries were involved at September 30, 2008:

Description	Number of Sites	Reserve Balance (in millions)
Minimal/No Exposure (a)	83	$6
Reserves between $1-10 million	14	45
Reserves over $10 million	6	147
Total	103	$198

(a)   Includes 32 sites for which Maxus Energy Corporation has retained the liability and indemnified Occidental, including the Diamond Alkali Superfund Site in Newark, New Jersey.  In connection with that site, Occidental Chemical Corporation (OCC) and Tierra Solutions, Inc., Maxus’ affiliate, signed a Settlement Agreement and Order on Consent for Removal Action with the U.S. EPA in June 2008.  Maxus and Tierra will fund and perform the work required under the Consent Order.  Also included are 3 sites where Occidental has denied liability without challenge, 30 sites where Occidental’s reserves are less than $50,000 each, and 18 sites where reserves are between $50,000 and $1 million each.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K) for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments, Contingencies and Related Matters

OPC or certain of its subsidiaries have been named in many lawsuits, claims and other legal proceedings.  These actions seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or recovery of other losses, or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages and civil penalties; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies.  With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  Taxable years prior to 2001 are generally closed for U.S. federal and state corporate income tax purposes.  Taxable years 2001 through the current year are in various stages of audit by the U.S. Internal Revenue Service.  Foreign government tax authorities are in various stages of auditing Occidental, and income taxes for taxable years from 2002 through 2007 remain subject to examination in certain tax jurisdictions.  Disputes may arise during the course of such audits as to facts and matters of law.

Occidental has entered into various guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees).  At September 30, 2008, the notional amount of the guarantees subject to reporting requirements was approximately $260 million, which mostly consists of Occidental’s guarantees of equity investees’ debt, primarily from the Dolphin Project equity investment, and other commitments.

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

Accounting Changes

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP concluded that instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic earnings per share (EPS) under the two-class method that is described in FASB Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.”  FSP EITF Issue No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period retrospective application. Occidental is currently assessing the effect of this FSP on its financial statements, which is not expected to be material.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement provides a fair value option that allows companies to measure certain financial instruments, on an instrument by instrument basis, at fair value.  SFAS No. 159 is effective for financial statements issued for periods beginning after November 15, 2007.  Since Occidental did not elect the fair value option on any qualifying financial assets and liabilities when it adopted SFAS No. 159 on January 1, 2008, or during the first three quarters of 2008, this statement has had no impact on Occidental’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, which defers the effective date of SFAS No. 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008.  Occidental adopted the non-deferred portion of SFAS No. 157 on January 1, 2008 on a prospective basis.  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  FSP FAS 157-3 clarifies the application of SFAS No. 157, in a market that is not active.  FSP FAS 157-3 became effective upon issuance, October 10, 2008, and includes prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 has not had a material impact on Occidental’s financial statements.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects.  Factors that could cause results to differ materially include, but are not limited to: exploration risks such as drilling unsuccessful wells; global commodity pricing fluctuations; higher-than-expected costs; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental’s production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; the supply and demand considerations for Occidental’s products; any general economic recession or slowdown domestically or internationally; changes in law or regulations; changes in tax rates; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency-improvement project, acquisition or disposition.  Words such as “estimate”, “project”, “predict”, “will”, “would”, “could”, “may”, “might”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes generally indicate forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise.  Certain risks that may affect Occidental’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of the 2007 Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2008, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in the 2007 Form 10-K.

Item 4.     Controls and Procedures

Occidental’s Chairman of the Board of Directors and Chief Executive Officer, and President and Chief Financial Officer supervised and participated in Occidental’s evaluation of its disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental’s periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, Occidental’s Chairman of the Board of Directors and Chief Executive Officer, and President and Chief Financial Officer concluded that Occidental’s disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in Occidental’s internal control over financial reporting during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.     Legal Proceedings

This item incorporates by reference the information regarding lawsuits, claims, commitments, contingencies and related matters in Note 9 to the consolidated condensed financial statements in Part I of this Form 10-Q.

See Occidental’s quarterly reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008 for information with respect to previously reported matters.

Item 2.     Share Repurchase Activities

Occidental’s share repurchase activities as of September 30, 2008, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Quarter 2008	6,253,932	$ 69.68	6,111,975
Second Quarter 2008	5,143,716	$ 88.14	4,684,150
July 1 – 31, 2008	791,713	$ 78.86	791,713
August 1 – 31, 2008	3,692,531	$ 76.61	3,692,531
September 1 – 30, 2008	3,907,000	$ 70.67	3,907,000
Third Quarter 2008	8,391,244	$ 74.05	8,391,244
Total 2008	19,788,892	$ 76.33	19,187,369	27,155,575

(a)   In February 2008 and July 2008, Occidental increased the number of shares authorized for its previously announced share repurchase program from 55 million to 75 million and from 75 million to 95 million, respectively.

Item 6. Exhibits

1.1

Underwriting Agreement, dated October 16, 2008, among Occidental Petroleum Corporation, Banc of America Securities LLC and J.P. Morgan Securities Inc. (filed as Exhibit 1.1 to the Current Report on Form 8-K of Occidental dated October 16, 2008 (date of earliest event reported), File No. 1-9210).

4.1

Form of Officers’ Certificate, dated October 21, 2008, establishing the terms and form of the 7% Notes due 2013 (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated October 16, 2008 (date of earliest event reported), File No. 1-9210).

4.2	Form of 7% Note due 2013 (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated October 16, 2008 (date of earliest event reported), File No. 1-9210).

10.1	Amended and Restated Employment Agreement, dated as of October 9, 2008, between Occidental and Dr. Ray R. Irani.

10.2	Amended and Restated Employment Agreement, dated as of October 9, 2008, between Occidental and Stephen I. Chazen.

10.3	Amended and Restated Employment Agreement, dated October 9, 2008, between Occidental and Donald P. de Brier.

10.4	Form of Occidental Petroleum Corporation Modified Deferred Compensation Plan (Effective December 31, 2006, Amended and Restated Effective November 1, 2008).

10.5	Form of Occidental Petroleum Corporation Amendment to Senior Executive Supplemental Life Insurance Plan (Effective as of January 1, 1986, Amended and Restated Effective as of January 1, 1996).

10.6	Form of Occidental Petroleum Corporation Amendment to Senior Executive Survivor Benefit Plan (Effective as of January 1, 1986, Amended and Restated Effective as of January 1, 1996).

10.7	Form of Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005, Amended and Restated as of November 1, 2008).

10.8	Form of Occidental Petroleum Corporation 2005 Deferred Stock Program (Restatement Effective as of November 1, 2008).

11	Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2008 and 2007.

12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2008 and 2007 and for each of the five years in the period ended December 31, 2007.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE: November 4, 2008	/s/ Jim A. Leonard
Jim A. Leonard, Vice President and Controller
(Principal Accounting and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBITS

10.1	Amended and Restated Employment Agreement, dated as of October 9, 2008, between Occidental and Dr. Ray R. Irani.

10.2	Amended and Restated Employment Agreement, dated as of October 9, 2008, between Occidental and Stephen I. Chazen.

10.3	Amended and Restated Employment Agreement, dated October 9, 2008, between Occidental and Donald P. de Brier.

10.4	Form of Occidental Petroleum Corporation Modified Deferred Compensation Plan (Effective December 31, 2006, Amended and Restated Effective November 1, 2008).

10.5	Form of Occidental Petroleum Corporation Amendment to Senior Executive Supplemental Life Insurance Plan (Effective as of January 1, 1986, Amended and Restated Effective as of January 1, 1996).

10.6	Form of Occidental Petroleum Corporation Amendment to Senior Executive Survivor Benefit Plan (Effective as of January 1, 1986, Amended and Restated Effective as of January 1, 1996).

10.7	Form of Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005, Amended and Restated as of November 1, 2008).

10.8	Form of Occidental Petroleum Corporation 2005 Deferred Stock Program (Restatement Effective as of November 1, 2008).

11	Statement regarding the computation of earnings per share for the three and nine months ended September 30, 2008 and 2007.

12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2008 and 2007 and for each of the five years in the period ended December 31, 2007.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.