Form 10-K
period 2008-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2009-02-24
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008	☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 1-9210

Occidental Petroleum Corporation

(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization	Delaware
I.R.S. Employer Identification No.	95-4035997
Address of principal executive offices	10889 Wilshire Blvd., Los Angeles, CA
Zip Code	90024
Registrant’s telephone number, including area code	(310) 208-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
10 1/8% Senior Debentures due 2009	New York Stock Exchange
9 1/4% Senior Debentures due 2019	New York Stock Exchange
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑ YES     ☐ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. (Note: Checking the box will not relieve any registrant required to file reports pursuant to Section13 or 15(d) of the Exchange Act from their obligations under those Sections).    ☐ YES     ☑ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ YES     ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☑      Accelerated Filer  ☐      Non-Accelerated Filer  ☐      Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐ YES     ☑ NO

The aggregate market value of the voting common stock held by nonaffiliates of the registrant was approximately $71.9 billion, computed by reference to the closing price on the New York Stock Exchange composite tape of $89.86 per share of Common Stock on June 30, 2008. Shares of Common Stock held by each executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of potential affiliate status is not a conclusive determination for other purposes.

At January 31, 2009, there were 810,294,560 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, filed in connection with its May 1, 2009, Annual Meeting of Stockholders, are incorporated by reference into Part III.

Part I

ITEMS 1 AND 2    BUSINESS AND PROPERTIES

In this report, "Occidental" refers to Occidental Petroleum Corporation, a Delaware corporation (OPC), and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental conducts its operations through various oil and gas, chemical, midstream, marketing and other subsidiaries and affiliates. Occidental’s executive offices are located at 10889 Wilshire Boulevard, Los Angeles, California 90024; telephone (310) 208-8800.

GENERAL

Occidental’s principal businesses consist of three segments. The oil and gas segment explores for, develops, produces and markets crude oil, natural gas liquids (NGLs), condensate and natural gas. The chemical segment (OxyChem) manufactures and markets basic chemicals, vinyls and performance chemicals. The midstream, marketing and other segment (midstream and marketing) gathers, treats, processes, transports, stores, trades and markets crude oil, natural gas, NGLs, condensate and carbon dioxide (CO2) and generates and markets power. Unless otherwise indicated hereafter, discussion of oil or oil and liquids refers to crude oil, NGLs and condensate.

Occidental changed its alignment of operating segments at the beginning of 2008. In previous years, oil and gas and a portion of the midstream and marketing operations were reported as a single oil and gas segment and some of the corporate-directed midstream and marketing operations were reported under corporate and other. In the past two years, the Dolphin Project (Dolphin) pipeline began transporting natural gas to the United Arab Emirates (UAE) and Occidental acquired a common carrier pipeline system in the Permian Basin, various gas processing plants and the remaining ownership interest in a cogeneration facility. The addition of these operations to the existing midstream and marketing infrastructure caused management to realign its operating segments to increase its focus on these operations. All segment information for prior periods has been revised to retrospectively reflect the current segment reporting structure. The change to segment reporting had no effect on Occidental's reported consolidated earnings. Each of the reportable segments represents separate and distinct operations, is managed and receives resource allocation as a separate business unit and has its performance separately evaluated. For financial information by segment and by geographic area, see Note 16 to the Consolidated Financial Statements of Occidental (Consolidated Financial Statements).

For information regarding Occidental's current developments, see the information in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) section of this report.

OIL AND GAS OPERATIONS

General

Occidental’s domestic oil and gas operations are located in Texas, New Mexico, California, Kansas, Oklahoma, Utah and Colorado. International operations are located in Argentina, Bolivia, Colombia, Libya, Oman, Qatar, the UAE and Yemen. For additional information regarding Occidental's oil and gas segment, see the information under the caption "Oil and Gas Segment" in the MD&A section of this report.

Proved Reserves and Sales Volumes

The table below shows Occidental’s total oil and natural gas proved reserves and sales volumes in 2008, 2007 and 2006. See "MD&A — Oil and Gas Segment," Note 17 to the Consolidated Financial Statements and the information under the caption "Supplemental Oil and Gas Information" for certain details regarding Occidental’s oil and gas proved reserves, the estimation process and sales volumes by country. On May 1, 2008, Occidental reported to the United States Department of Energy on Form EIA-28 proved oil and gas reserves at December 31, 2007. The amounts reported were the same as those reported in Occidental’s 2007 Annual Report.

Comparative Oil and Gas Proved Reserves and Sales Volumes

Oil in millions of barrels; natural gas in billions of cubic feet; BOE in millions of barrels of oil equivalent

	2008					2007					2006
PROVED RESERVES	Oil	(a)	Gas	BOE	(b)	Oil	(a)	Gas	BOE	(b)	Oil	(a)	Gas	BOE	(b)
United States	1,547		3,153	2,073		1,707		2,672	2,152		1,660		2,424	2,064
International	664		1,448	905		519		1,171	714		553		1,300	769
Consolidated Subsidiaries (c)	2,211		4,601	2,978	(d)	2,226		3,843	2,866	(d)	2,213		3,724	2,833	(d)
SALES VOLUMES
United States	96		215	132		95		216	131		94		214	130
International	74		92	89		70		45	78		66		23	70
Consolidated Subsidiaries (c)	170		307	221		165		261	209		160		237	200

(a)	Includes NGLs and condensate.
(b)	Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil.
(c)

Occidental has classified its Pakistan (in 2007), Horn Mountain (in 2007) and Ecuador (in 2006) operations as discontinued operations on a retrospective application basis and excluded them from this table.

(d)

Stated on a net basis after applicable royalties. Includes proved reserves related to production-sharing contracts (PSCs) and other similar economic arrangements of 826 million BOE (MMBOE) in 2008, 603 MMBOE in 2007 and 657 MMBOE in 2006.

Competition and Sales and Marketing

As a producer of oil and natural gas, Occidental competes with numerous other domestic and foreign private and government producers. Oil and natural gas are commodities that are sensitive to prevailing global and, in certain cases, local conditions of supply and demand and are sold at "spot" or contract prices or through the futures markets to refiners and other market participants. Occidental competes by developing and producing its worldwide oil and gas reserves cost-effectively and acquiring rights to explore and develop in areas with known oil and gas deposits. Occidental also competes by increasing production through enhanced oil recovery projects in mature and underdeveloped fields and making strategic acquisitions.

CHEMICAL OPERATIONS

OxyChem manufactures and markets basic chemicals, vinyls and performance chemicals.

OxyChem owns and operates manufacturing plants at 21 domestic sites in Alabama, Georgia, Illinois, Kansas, Louisiana, New Jersey, New York, Ohio, Pennsylvania and Texas and at three international sites in Brazil, Canada and Chile. OxyChem produces the following products:

Principal Products	Major Uses	Annual Capacity
Basic Chemicals
Chlorine	Chlorovinyl chain and water treatment	4.0 million tons (a)
Caustic Soda	Pulp, paper and aluminum production	4.2 million tons (a)
Chlorinated organics	Silicones, paint stripping, pharmaceuticals and refrigerants	0.9 billion pounds
Potassium chemicals	Glass, fertilizers, cleaning products and rubber	0.4 million tons
Ethylene dichloride (EDC)	Raw material for vinyl chloride monomer (VCM)	2.4 billion pounds (a)
Vinyls
VCM	Precursor for polyvinyl chloride (PVC)	6.2 billion pounds
PVC	Piping, medical, building materials and automotive products	3.7 billion pounds
Performance Chemicals
Chlorinated isocyanurates	Swimming pool sanitation and disinfecting products	131 million pounds
Resorcinol	Tire manufacture, wood adhesives and flame retardant synergist	50 million pounds
Sodium silicates	Soaps, detergents and paint pigments	0.6 million tons
(a)	Includes gross capacity of a joint venture in Brazil, owned 50 percent by Occidental.

MIDSTREAM, MARKETING AND OTHER OPERATIONS

The midstream and marketing operations gather, treat, process, transport, store, trade and market crude oil, natural gas, NGLs, condensate and CO2 and generate and market power.

Below is a description of midstream and marketing operations:

Location	Description	Annual Capacity
Gas Plants
California, Colorado and Permian Basin	Occidental-operated and third-party operated gas gathering, treating, compression and processing systems, and CO2 processing	1.680 billion cubic feet per day
Pipelines
Permian Basin	Common carrier oil pipeline and storage system	350,000 barrels of oil per day 5.0 million barrels of oil storage 2,750 miles of pipeline
Permian Basin - CO2 pipelines	Pipeline systems transporting CO2 to oil and gas producing locations	1.425 billion cubic feet per day
Qatar - Dolphin Pipeline	24.5% equity investment in natural gas transport pipeline	3.2 billion cubic feet of natural gas per day (a)
Western and Southern United States and Canada	Minority investment in partnerships involved in pipeline transportation and storage and marketing of oil, gas and related petroleum products	20,000 miles of pipeline and gathering systems 23 million barrels of oil storage
Marketing and Trading
Texas	Purchases and markets Occidental and third-party oil, gas and power	Not applicable
Power Generation
California, Texas and Louisiana	Occidental-owned power and steam generation facilities and 50% equity investment in a power generation facility	1,800 megawatts per hour and 1.6 million pounds of steam per hour
(a)	Capacity requires additional gas compression and customer contracts.

CAPITAL EXPENDITURES

For information on capital expenditures, see the information under the heading "Liquidity and Capital Resources — Capital Expenditures" in the MD&A section of this report.

EMPLOYEES

Occidental employed approximately 10,400 people at December 31, 2008, 6,900 of whom were located in the United States. Occidental employed approximately 6,200 people in the oil and gas and midstream and marketing segments and 3,100 people in the chemical segment. An additional 1,100 people were employed in administrative and headquarters functions. Approximately 800 United States-based employees and 200 foreign-based employees are represented by labor unions.

Occidental has a long-standing strict policy to provide fair and equal employment opportunities to all applicants and employees.

ENVIRONMENTAL REGULATION

For environmental regulation information, including associated costs, see the information under the heading "Environmental Liabilities and Expenditures" in the MD&A section of this report.

AVAILABLE INFORMATION

Occidental makes the following information available free of charge through its web site at www.oxy.com:

➢	Forms 10-K, 10-Q, 8-K and amendments to these forms as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC);
➢	Other SEC filings, including Forms 3, 4 and 5; and
➢	Corporate governance information, including its corporate governance guidelines, board-committee charters and Code of Business Conduct. (See Part III Item 10 of this report for further information.)

Information contained on Occidental's web site is not part of this annual report.

ITEM 1A    RISK FACTORS

Volatile global and local commodity pricing strongly affects Occidental’s results of operations.

Occidental’s financial results typically correlate closely to the prices it obtains for its products. Changes in consumption patterns, global and local economic conditions, inventory levels, production disruptions, the actions of OPEC, currency exchange rates, speculation, worldwide drilling and exploration activities, weather, geophysical and technical limitations and other matters may affect the supply and demand dynamics of oil and gas, contributing to price volatility.

Demand and, consequently, the price obtained for Occidental’s chemical products correlate strongly to the health of the United States and global economy, as well as chemical industry expansion and contraction cycles. Occidental also depends on feedstocks and energy to produce chemicals, which are commodities subject to significant price fluctuations.

Recent global economic conditions have driven oil and gas prices down to levels last seen in 2004. These conditions may continue for an extended period.

Occidental’s oil and gas business operates in highly competitive environments, which affect, among other things, its results of operations and its ability to grow production and replace reserves.

Occidental’s oil and gas production and results of operations depend, in part, on its ability to profitably acquire, develop or find additional reserves. Occidental replaces significant amounts of its reserves through acquisitions and large development projects. Occidental has many competitors (including national oil companies), some of which are larger and better funded, may be willing to accept greater risks or have special competencies. Competition for reserves may make it more difficult to find attractive investment opportunities or require delay of expected reserve replacement efforts. Cash conservation considerations during periods of low product prices may delay production growth and reserve replacement efforts.

Governmental actions, political instability and labor unrest may affect Occidental’s results of operations.

Occidental’s businesses are subject to the decisions of many governments and political interests. As a result, Occidental faces risks of:

➢

new or amended laws and regulations, including those related to taxes, royalty rates, profit repatriation, permitted production rates, import, export and use of equipment and environmental protection, all of which may increase costs or reduce the demand for Occidental's products;

➢	reduction of entitlements to produce oil and gas; and
➢	refusal or delay in the extension or grant of, exploration, production or development contracts.

Occidental may experience adverse consequences, such as risk of loss or production limitations, because certain of its foreign operations are located in countries occasionally affected by political instability, armed conflict, terrorism, insurgency, civil unrest, security problems, labor unrest, OPEC production restrictions, equipment import restrictions and sanctions. Exposure to such risks may increase if a greater percentage of Occidental’s future oil and gas production comes from foreign sources.

Occidental faces risks associated with its mergers, acquisitions and divestitures.

Occidental’s merger, acquisition and divestiture activities carry risks that it may: not fully realize anticipated benefits due to less than expected reserves or production or changed circumstances, such as prices; bear unexpected integration costs or experience other integration difficulties; experience share price declines based on the market’s evaluation of the activity; assume or retain liabilities that are greater than anticipated; or be unable to resell acquired assets as planned or at planned prices.

Occidental’s oil and gas reserves are based on professional judgments and may be subject to revision.

Calculations of oil and gas reserves depend on estimates concerning reservoir characteristics and recoverability, as well as oil and gas prices, capital costs and operating costs. If Occidental were required to make unanticipated significant negative reserve revisions, its results of operations and stock price could be adversely affected.

Occidental may incur significant losses in exploration activities or delays or cost overruns in development efforts.

Exploration is inherently risky. Exploration and development activities are subject to misinterpretation of geologic or engineering data, unexpected geologic conditions or finding reserves of disappointing quality or quantity, which may result in significant losses. Occidental bears the risks of project delays and cost overruns due to equipment failures, approval delays, construction delays, escalating costs for materials and labor, border disputes and other associated risks in its development efforts.

Concerns about climate change or energy dependence may affect Occidental’s operations or results of operations.

There is an ongoing scientific effort to assess and quantify the effects of climate change and the potential human influences on climate, and related efforts by certain U.S. and foreign jurisdictions to propose or adopt legislation, regulations or policies seeking to control or reduce emissions of “greenhouse gases” or consumption of fossil fuels. As a result of these efforts, Occidental faces risks of delays in new or expanded development projects and increases in taxes. Occidental also faces risks of increases in the costs to produce, reductions in the demand for, and restrictions on the use of, its products.

Occidental’s businesses may experience catastrophic events.

The occurrence of natural disasters, such as earthquakes, hurricanes and floods, and events such as well blowouts, oilfield fires, industrial accidents and other events that cause operations to cease, may affect Occidental’s businesses. Third-party insurance may not provide adequate coverage or Occidental may be self-insured with respect to the related losses.

Other risk factors.

Additional discussion of risks related to oil and gas reserve estimation processes, price and demand, litigation, environmental matters, foreign operations, impairments, derivatives and market risks appears under the headings: " MD&A — Oil & Gas Segment —Proved Reserves" and "— Industry Outlook," "Chemical Segment — Industry Outlook," "Midstream, Marketing and Other Segment — Industry Outlook," "Lawsuits, Claims, Commitments, Contingencies and Related Matters," "Environmental Liabilities and Expenditures," "Foreign Investments," "Critical Accounting Policies and Estimates," and "Derivative Activities and Market Risk."

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 3    LEGAL PROCEEDINGS

For information regarding legal proceedings, see the information under the caption, "Lawsuits, Claims, Commitments, Contingencies and Related Matters" in the MD&A section of this report and in Note 9 to the Consolidated Financial Statements.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Occidental’s security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS

The current term of employment of each executive officer of Occidental will expire at the May 1, 2009 organizational meeting of the Board of Directors or when a successor is selected. The following table sets forth the executive officers and significant employees of Occidental:

Name	Age at February 24, 2009	Positions with Occidental and Subsidiaries and Five-Year Employment History
Dr. Ray R. Irani	74	Chairman and Chief Executive Officer since 1990; Director since 1984; Member of Executive Committee and Dividend Committee; 2005-2007, President.
Stephen I. Chazen	62	President since 2007; Chief Financial Officer since 1999; 2005-2007, Senior Executive Vice President; 1994-2004, Executive Vice President, Corporate Development.
Donald P. de Brier	68	Executive Vice President, General Counsel and Secretary since 1993.
James M. Lienert	56

Executive Vice President — Finance and Planning since 2006; 2004-2006, Vice President; Occidental Chemical Corporation: 2004-2006, President; 2000-2002, Senior Vice President, Basic Chemicals; OxyVinyls: 2002-2004, Senior Vice President.

R. Casey Olson	55

Executive Vice President since 2005; 2001-2005, Vice President; Occidental Oil and Gas Corporation (OOGC): President — Oxy Oil & Gas, International since 2008; President, Eastern Hemisphere 2005-2008; Occidental Development Company: 2004, President; Occidental Middle East Development Company: 2001-2003, President.

Martin A. Cozyn	48	Executive Vice President, Human Resources since 2008; Nortel Networks Corp.: 2005-2008, Vice President, Global Human Resources; 2002-2004, Vice President, Global Operations HR & Talent Strategy.
Roy Pineci	46

Vice President, Controller and Principal Accounting Officer since 2008; 2007-2008, Senior Vice President, Finance — Oil and Gas; 2005-2007, Vice President — Internal Audit; KPMG LLP: 2002-2005, Partner.

William E. Albrecht	57

Vice President since 2008; OOGC: President — Oxy Oil & Gas, USA since 2008; 2007-2008, Vice President, California Operations; Noble Royalties, Inc.: 2006-2007, President of Acquisitions and Divestitures; EOG Resources, Inc.: 1998-2006, Vice President of Acquisitions and Engineering.

B. Chuck Anderson	49	President of Occidental Chemical Corporation since 2006; 2004-2006, Executive Vice President — Chlorovinyls; 2002-2004, Senior Vice President — Basic Chemicals; 2000-2002, President — OxyVinyls.

Part II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

TRADING PRICE RANGE AND DIVIDENDS

This section incorporates by reference the quarterly financial data appearing under the caption "Quarterly Financial Data (Unaudited)" after the Notes to the Consolidated Financial Statements and the information appearing under the caption "Liquidity and Capital Resources" in the MD&A section of this report. Occidental’s common stock was held by 38,791 stockholders of record at December 31, 2008, and by approximately 410,000 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded principally on the New York Stock Exchange. The quarterly financial data, which are included in this report after the Notes to the Consolidated Financial Statements, set forth the range of trading prices for the common stock as reported on the composite tape of the New York Stock Exchange and quarterly dividend information.

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

The quarterly dividends declared on the common stock were $0.25 per share for the first quarter of 2008 and $0.32 for the last three quarters of 2008 ($1.21 for the year). On February 5, 2009, a quarterly dividend of $0.32 per share ($1.28 on an annualized basis) was declared on the common stock, payable on April 15, 2009 to stockholders of record on March 10, 2009. The declaration of future cash dividends is a business decision made by the Board of Directors from time to time, and will depend on Occidental’s financial condition and other factors deemed relevant by the Board.

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

The following is a summary of the shares reserved for issuance as of December 31, 2008, pursuant to outstanding options, rights or warrants or other equity awards granted under Occidental’s equity compensation plans:

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	b)	Weighted-average exercise price of outstanding options, warrants and rights	c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
3,977,959		$34.94		56,641,658 *
* Includes, with respect to:
•	the 1995 Incentive Stock Plan, 5,602 shares reserved for issuance pursuant to deferred stock unit awards;
•

the 2001 Incentive Compensation Plan, 487,032 shares at maximum payout level (243,516 at target level) reserved for issuance pursuant to outstanding performance stock awards, 54,800 shares reserved for issuance pursuant to restricted stock unit awards, 12,949 shares reserved for issuance pursuant to deferred stock unit awards and 834 shares reserved for issuance as dividend equivalents on deferred stock unit awards; and

•

the 2005 Long-Term Incentive Plan, 679,998 shares at maximum payout level (339,999 at target level) reserved for issuance pursuant to outstanding performance stock awards, 378,010 shares reserved for issuance pursuant to restricted stock unit awards, 1,516,000 shares at maximum payout level (758,000 at target level) reserved for issuance pursuant to outstanding performance-based restricted share units and 1,400,321 shares at maximum payout level (933,547 at target level) reserved for issuance pursuant to total shareholder return incentive awards.

Of the 52,095,360 shares that are not reserved for issuance under the 2005 Long-Term Incentive Plan, approximately 44.1 million shares are available for issuance after giving effect to the provision of the plan that each award, other than options and stock appreciation rights, must be counted against the number of shares available for issuance as three shares for every one share covered by the award. Subject to this share count requirement, not more than the approximate 44.1 million shares may be issued or reserved for issuance for options, rights, warrants and other forms of stock compensation.

SHARE REPURCHASE ACTIVITIES

Occidental’s share repurchase activities for the year ended December 31, 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Quarter 2008	6,253,932	$69.68	6,111,975
Second Quarter 2008	5,143,716	$88.14	4,684,150
Third Quarter 2008	8,391,244	$74.05	8,391,244
October 1 - 31, 2008	—	—	—
November 1 - 30, 2008	—	—	—
December 1 - 31, 2008	—	—	—
Fourth Quarter 2008	—	—	—
Total 2008	19,788,892	$76.33	19,187,369	27,155,575
(a)	In February 2008 and July 2008, Occidental increased the number of shares authorized for its share repurchase program from 55 to 75 million and from 75 to 95 million, respectively.

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in Occidental’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with that of Occidental’s peer group over the five-year period ended on December 31, 2008. The graph assumes that $100 was invested in Occidental common stock, in the stock of the companies in the Standard & Poor's 500 Index and in a portfolio of the peer group companies weighted by their relative market values each year and that all dividends were reinvested.

Occidental's peer group consists of Anadarko Petroleum Corporation, Apache Corporation, BP p.l.c. (BP), Chevron Corporation, ConocoPhillips, Devon Energy Corporation, ExxonMobil Corporation, Royal Dutch Shell plc and Occidental. Analysis for the peer group includes five years of historical performance data as noted above for the common stock of each of the companies.

12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
$100	$141	$197	$244	$392	$311
100	125	145	180	226	170
100	111	116	135	142	90

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

ITEM 6    SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data

Dollar amounts in millions, except per-share amounts

As of and for the years ended December 31,	2008	2007	2006	2005	2004
RESULTS OF OPERATIONS (a)
Net sales	$24,217	$18,784	$17,175	$14,153	$10,400
Income from continuing operations	$6,839	$5,078	$4,202	$4,838	$2,197
Net income	$6,857	$5,400	$4,191	$5,293	$2,574
Basic earnings per common share from continuing operations	$8.37	$6.08	$4.93	$6.00	$2.78
Basic earnings per common share	$8.39	$6.47	$4.92	$6.56	$3.25
Diluted earnings per common share	$8.35	$6.44	$4.87	$6.47	$3.21
FINANCIAL POSITION (a)
Total assets	$41,537	$36,519	$32,431	$26,170	$21,440
Long-term debt, net	$2,049	$1,741	$2,619	$2,873	$3,345
Stockholders’ equity	$27,300	$22,823	$19,252	$15,091	$10,597
MARKET CAPITALIZATION (b)	$48,607	$63,573	$41,013	$32,121	$23,153
CASH FLOW
Cash provided by operating activities	$10,652	$6,798	$6,353	$5,337	$3,878
Capital expenditures	$(4,664)	$(3,360)	$(2,857)	$(2,200)	$(1,631)
Cash (used) provided by all other investing activities, net	$(4,793)	$232	$(1,526)	$(961)	$(797)
Cash used by financing activities	$(1,382)	$(3,045)	$(2,819)	$(1,187)	$(821)
DIVIDENDS PER COMMON SHARE	$1.21	$0.94	$0.80	$0.645	$0.55
BASIC SHARES OUTSTANDING (thousands)	817,635	834,932	852,550	806,600	791,159
(a)

See the MD&A section of this report and the Notes to Consolidated Financial Statements for information regarding acquisitions and dispositions, discontinued operations and other items affecting comparability.

(b)	Market capitalization is calculated by multiplying the year-end total shares of common stock outstanding, net of shares held in treasury stock, by the year-end closing stock price.

ITEM 7 AND 7A

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

STRATEGY

General

In this report, "Occidental" refers to Occidental Petroleum Corporation (OPC), and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental's principal businesses consist of three industry segments operated by OPC's subsidiaries and affiliates. The oil and gas segment explores for, develops, produces and markets crude oil, natural gas liquids (NGLs), condensate and natural gas. The chemical segment (OxyChem) manufactures and markets basic chemicals, vinyls and performance chemicals. The midstream, marketing and other segment (midstream and marketing) gathers, treats, processes, transports, stores, trades and markets crude oil, natural gas, NGLs, condensate and carbon dioxide (CO2) and generates and markets power. Unless otherwise indicated hereafter, discussion of oil or oil and liquids refers to crude oil, NGLs and condensate. In addition, discussions of oil and gas production or volumes, in general, refer to sales volumes unless context requires or it is indicated otherwise.

Occidental aims to generate superior total returns to stockholders using the following strategies:

➢	Focus on large, long-lived oil and gas assets with long-term growth potential;
➢	Maintain financial discipline and a strong balance sheet;
➢	Manage the chemical segment to provide cash in excess of normal capital expenditures; and
➢	Manage the midstream and marketing segment to generate returns in excess of Occidental's cost of capital.

Occidental prefers to own large, long-lived "legacy" oil and gas assets, like those in California and the Permian Basin that tend to have enhanced secondary and tertiary recovery opportunities and economies of scale that lead to cost-effective production. Management expects such assets to contribute substantially to earnings and cash flow after invested capital.

At Occidental, maintaining financial discipline means investing capital in projects that management expects will generate above-cost-of-capital returns through their life cycle. Occidental expects to use most of any excess cash flow after capital expenditures to enhance stockholders' returns by continuing its program for evaluating dividend increases, potential stock repurchases and acquisition opportunities.

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

The midstream and marketing segment is managed to generate returns on capital invested in excess of Occidental's cost of capital. In order to generate these returns, the segment operates in and around Occidental's asset base and provides low cost services to other segments as well as to third parties, and operates gas plants, oil, gas and CO2 pipeline systems, storage facilities and a trading and marketing business. Capital is expended to operate those facilities in a safe and environmentally sound way, to sustain or, where appropriate, increase operational capacity and to improve the competitiveness of Occidental's assets.

Oil and Gas

Segment Earnings

($ millions)

The oil and gas business seeks to add new oil and natural gas reserves at a pace ahead of production while minimizing costs incurred for finding and development. The oil and gas business implements this strategy within the limits of the overall corporate strategy primarily by:

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

➢	Maintaining a disciplined approach in acquisitions and divestitures at attractive prices.

Over the past several years, Occidental has strengthened its asset base within each of the core areas. Occidental has invested in, and disposed of, assets with the goal of raising the average performance and potential of its assets.

In addition, Occidental has continued to make capital contributions and investments in the Dolphin Project in Qatar and the United Arab Emirates (UAE) and the Mukhaizna project in Oman for continued growth opportunities.

Occidental’s overall performance during the past several years reflects the successful implementation of its strategy to enhance the development of mature fields, beginning with the acquisition of the Elk Hills oil and gas field in California in 1998, followed by a series of purchases in the Permian Basin in west Texas and New Mexico, the integration of Vintage Petroleum, Inc. (Vintage) operations acquired in 2006, and Plains Exploration & Production Company (Plains) assets acquired in 2006 and 2008, as well as the investment in the Dolphin Project, which began operations in 2007.

At the end of 2008, the Elk Hills and Permian assets made up 60 percent of Occidental’s consolidated proved oil reserves and 37 percent of its consolidated proved gas reserves. On a barrels of oil equivalent (BOE) basis, these assets accounted for 54 percent of Occidental’s consolidated proved reserves. In 2008, the combined production from these assets was approximately 282,000 BOE per day.

Chemical

Segment Earnings

($ millions)

OxyChem’s strategy is to be a low-cost producer in order to maximize its cash flow generation. OxyChem concentrates on the chlorovinyls chain beginning with chlorine, which is co-produced with caustic soda, both of which are marketed to third parties. In addition, chlorine, together with ethylene, is converted through a series of intermediate products into PVC. OxyChem's focus on chlorovinyls permits it to maximize the benefits of integration and allows it to take advantage of economies of scale.

Midstream, Marketing and Other

Segment Earnings

($ millions)

The midstream and marketing segment is managed to generate returns on capital invested in excess of Occidental's cost of capital. In order to generate these returns, the segment operates in and around Occidental's asset base and provides low cost services to other segments as well as to third parties, and operates gas plants, oil, gas and CO2 pipeline systems, storage facilities and a trading and marketing business. Capital is expended to operate those facilities in a safe and environmentally sound way, to sustain, or, where appropriate, increase operational capacity and to improve the competitiveness of Occidental's assets.

Key Performance Indicators

General

Occidental seeks to ensure that it meets its strategic goals by continuously measuring its success in maintaining below average debt levels and top quartile performance compared to its peers in:

➢	Total return to stockholders;
➢	Return on equity (ROE);
➢	Return on capital employed (ROCE); and
➢

Other segment-specific measurements such as profit per unit produced, cost to produce each unit, cash flow per unit, cost to find and develop new reserves, reserves replacement percentage and other similar measures.

During the three-year period from 2006 to 2008, Occidental increased its annual dividend by 78 percent while its stock price increased by 50 percent.

Occidental focuses on achieving top quartile ROE and ROCE. Occidental has delivered such returns even after considering that during 2008 and the three-year period from 2006 to 2008, Occidental increased its stockholders’ equity by 20 percent and 81 percent, respectively.

	Annual 2008 (a)	Three-Year Average 2006 - 2008 (b)
ROE	27%	26%
ROCE	25%	23%
(a)	The ROE and ROCE for 2008 were calculated by dividing Occidental's 2008 net income (taking into account cost of capital for ROCE) by its average equity and capital employed, respectively, during 2008.
(b)

The three-year average ROE and ROCE were calculated by dividing the average net income (taking into account cost of capital for ROCE) over the three-year period 2006-2008 by the average equity and capital employed, respectively, over the same period.

Debt Structure

Occidental’s year-end 2008 total debt-to-capitalization ratio declined to 9 percent from 27 percent at the end of 2004. During that time, Occidental has reduced its debt over 29 percent while increasing its stockholders' equity by 158 percent.

Since 2007, Occidental’s long-term senior unsecured debt has been rated A by Fitch Ratings. In 2008, Occidental's long-term senior unsecured debt was upgraded from A- to A by Standard and Poor's Ratings Services, from A3 to A2 by Moody's Investors Service and from A(low) to A by Dominion Bond Rating Service. A security rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.

OIL AND GAS SEGMENT

Business Environment

Oil and gas prices are the major variables that drive the industry’s short and intermediate term financial performance. Average oil prices were stronger in 2008 over 2007, as a result of steadily increasing prices during the first half of the year followed by a steep price decline in the second half, and ended the year lower than the 2007 year-end levels. West Texas Intermediate (WTI) settled at $145.31 per barrel on July 3, 2008, up from $95.98 per barrel as of December 31, 2007, and then dropped to $44.60 per barrel at the end of 2008. The average WTI market price for 2008 was $99.65 per barrel compared with $72.32 per barrel in 2007. Occidental’s realized price for crude oil as a percentage of average WTI prices was approximately 89 percent and 90 percent for 2008 and 2007, respectively. Prices and differentials can vary significantly, even on a short-term basis, making it impossible to predict realized prices with a reliable degree of certainty.

The average New York Mercantile Exchange (NYMEX) domestic natural gas price in 2008 increased approximately 27 percent from 2007. For 2008, NYMEX gas prices averaged $9.01 per Mcf compared with $7.12 per Mcf for 2007, but was $5.62 per Mcf as of December 31, 2008.

Business Review

All sales, production and reserves volumes are net to Occidental unless otherwise specified.

Worldwide Sales Volumes

(thousands BOE/day)

Acquisitions

In February 2008, Occidental purchased from Plains a 50-percent interest in oil and gas properties in the Permian Basin and western Colorado for approximately $1.5 billion. In December 2008, Occidental purchased the remainder of Plains' interests in the same assets for approximately $1.2 billion.

In June 2008, Occidental and its partner signed 30-year agreements (including a potential 5-year extension) with the Libyan National Oil Company (NOC) to upgrade its existing petroleum contracts in Libya. The new agreements increased Occidental's after-tax economic returns while allowing NOC and Occidental to design and implement major field redevelopment and exploration programs in the Sirte Basin. Occidental will contribute 37.5 percent of the development capital. Under these contracts, Occidental will pay $750 million as its share of a signature bonus. Occidental made its first payment in the amount of $450 million in June 2008. Occidental's remaining annual payments of $150 million each, are due in each of the next two years.

Production-Sharing Contracts (PSC)

Occidental conducts its operations in Qatar, Oman, Libya and Yemen and the Dolphin Project under PSCs. Under such contracts, Occidental receives a share of production and reserves to recover its costs and generally an additional share for profit. In addition, Occidental's share of production and reserves from THUMS, Tidelands and certain contracts in Colombia are subject to contractual arrangements similar to a PSC. These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts. Occidental’s share of production and reserves from these contracts decreases when product prices rise and increases when prices decline. Overall, Occidental’s net economic benefit from these contracts is greater when product prices are higher.

United States

United States

1.  Elk Hills and other interests

2.  Long Beach

3.  Midcontinent / Rockies

4.  Permian Basin

Permian Basin

The Permian Basin extends throughout southwest Texas and southeast New Mexico and is one of the largest and most active oil basins in the United States, with the entire basin accounting for approximately 19 percent of the total United States crude oil production. Occidental is the largest producer of crude oil in the Permian Basin with an approximate 16-percent net share of the total production. Occidental also produces and processes natural gas and NGLs in the Permian Basin.

A significant portion of Occidental's Permian Basin interests were obtained through the acquisition of Altura Energy Ltd. in 2000, as well as the properties obtained from Plains in 2008 and 2006. Occidental's total share of Permian Basin oil and gas production was approximately 198,000 BOE per day in 2008. At the end of 2008, Occidental's Permian Basin properties had 1.1 billion BOE in proved reserves.

Occidental's Permian Basin production is diversified across a large number of producing areas. In 2008, Wasson San Andres was Occidental's largest Permian producing field with approximately 35,000 BOE per day of production and 277 million BOE of proved reserves at year-end. This field represents approximately 18 percent of Occidental's 2008 daily Permian Basin production and 25 percent of its year-end Permian Basin proved reserves.

Occidental’s interests in the Permian Basin offer additional development and exploitation potential. During 2008, Occidental drilled approximately 280 wells on its operated properties and participated in additional wells drilled on third-party-operated properties. Occidental conducted significant development activity on 11 carbon dioxide (CO2) projects during 2008, including implementation of new floods and expansion of existing CO2 floods. Occidental also focused on improving the performance of existing wells. Occidental had an average of 150 well service units working in the Permian area during 2008 performing well maintenance and workovers.

Approximately 66 percent of Occidental’s Permian Basin oil production is from fields that actively employ the application of CO2 flood technology, an enhanced oil recovery (EOR) technique. This technique involves injecting CO2 into oil reservoirs where it acts as a solvent, causing the oil to flow more freely into producing wells. These CO2 flood operations make Occidental a world leader in the application of this technology.

California

Occidental's California operations consist of Elk Hills, THUMS, Tidelands and other interests in the Ventura, San Joaquin and Sacramento basins.

Occidental's interest at Elk Hills includes the Elk Hills oil and gas field in the southern portion of California’s San Joaquin Valley, which it operates with an approximately 78-percent interest, and other adjacent properties. The Elk Hills field is the largest producer of gas in California. Oil and gas production in 2008 from the Elk Hills properties was approximately 84,000 BOE per day. During 2008, Occidental continued to perform infill drilling, field extensions and recompletions identified by advanced reservoir characterization techniques, resulting in 275 new wells being drilled and 550 wells being worked over. At the end of 2008, the Elk Hills properties had an estimated 491 million BOE of proved reserves.

Occidental owns interests in California properties in the Ventura, San Joaquin and Sacramento basins, other than Elk Hills. The combined properties produce oil and gas from more than 50 fields. Oil and gas production from these properties in 2008 was approximately 24,000 BOE per day. At the end of 2008, the combined properties had an estimated 118 million BOE of proved reserves.

THUMS conducts the field operations for an oil production unit offshore Long Beach, California. Tidelands is the contract operator for an onshore oil production unit in Long Beach, California. Occidental's share of production and reserves from both properties is subject to contractual arrangements similar to a PSC. For 2008, Occidental's share of production from THUMS and Tidelands was approximately 20,000 BOE per day and proved reserves totaled 99 million BOE at year-end.

Midcontinent and Rockies

Occidental owns 739,000 acres in a large concentration of gas reserves, production interests and royalty interests in Kansas and Oklahoma where it drilled 87 company-operated wells in 2008.

Occidental also has over 77,000 net acres in western Colorado, including the properties acquired in 2008 from Plains where it drilled 68 company-operated wells in 2008.

In 2008, Occidental’s Midcontinent and Rockies operations produced approximately 35,000 BOE per day. At December 31, 2008, proved reserves for these operations totaled 250 million BOE.

Middle East/North Africa

Middle East/North Africa

1.  Libya

2.  Yemen

3.  Oman

4.  United Arab Emirates

5.  Qatar

Dolphin Project

Occidental's investment in the Dolphin Project, which was acquired in 2002, consists of two separate economic interests through which Occidental owns (i) a 24.5-percent undivided interest in the assets and liabilities associated with a Development and Production Sharing Agreement (DPSA) with the Government of Qatar to develop and produce natural gas and NGLs in Qatar’s North Field for 25 years from the start of production, with a provision to request a 5-year extension; and (ii) a 24.5-percent interest in the stock of Dolphin Energy Limited (Dolphin Energy).

Dolphin Energy is the operator under the DPSA and owns and operates a 230-mile-long, 48-inch natural gas pipeline (Dolphin Pipeline), which transports dry natural gas from Qatar to the UAE. Production of natural gas and NGLs under the DPSA from Qatar's North Field began during mid-2007 and, since mid-2008, production has been at full capacity of the plant. Occidental’s share of production was approximately 52,000 BOE per day in 2008. At December 31, 2008, Occidental’s share of proved oil and gas reserves from the Dolphin Project was 298 million BOE.

The pipeline has a capacity to transport up to 3.2 billion cubic feet (Bcf) of natural gas per day and currently transports approximately 2 Bcf per day. Demand for natural gas in the UAE and Oman has grown and Dolphin Energy’s customers have requested additional gas supplies. To help fulfill this growing demand, Dolphin Energy will continue to pursue an agreement to secure an additional supply of gas from Qatar.

Qatar

In addition to its participation in the Dolphin Project, Occidental operates three offshore projects in Qatar: Idd El Shargi North Dome (ISND) and Idd El Shargi South Dome (ISSD), with a 100-percent working interest in each, and Al Rayyan (Block 12), with a 92.5-percent working interest. Additionally, Occidental holds a 92.5-percent working interest in the Block 13 exploration block.

In 2008, Occidental received approval from the Government of Qatar for the third phase of field development of the ISND field. Drilling under this phase is expected to continue through 2010, focusing on continued development of the mature reservoirs, while further delineating and developing the less mature reservoirs.

Occidental’s share of production from ISND, ISSD and Block 12 was approximately 47,000 BOE per day in 2008. Proved reserves for these properties totaled 150 million BOE as of December 31, 2008.

Yemen

Occidental owns contractual interests in three producing blocks in Yemen, including a 38-percent direct-working interest in the Masila field, which expires in December 2011, a 40.4-percent interest in the East Shabwa field, including an 11.8-percent equity interest in an unconsolidated entity, and a 75-percent working interest in Block S-1. In addition, Occidental owns a 75-percent working interest in Block 75.

Occidental's share of production from the Yemen properties was 21,000 BOE per day in 2008. Proved reserves for these properties totaled 28 million BOE as of December 31, 2008.

Oman

In Oman, Occidental is the operator of Block 9 and Block 27, with a 65-percent working interest in each, Block 53, with a 45-percent working interest, Block 54, with a 70-percent working interest and Block 62, with a 48-percent working interest.

Occidental and its partners signed a 30-year PSC for the Mukhaizna field (Block 53) with the Government of Oman in 2005. In September 2005, Occidental assumed operations of the Mukhaizna field. The Mukhaizna field, located in Oman’s south central interior, was discovered in 1975 and was brought into production in 2000. By the end of 2008, Occidental had drilled over 370 new wells and continued implementation of a major pattern steam flood project. As of year-end 2008, the exit rate of gross daily production was over six times higher than the production rate in September 2005, reaching over 50,000 BOE per day. Occidental plans to steadily increase production through continued expansion of the steam flood project.

The term for Block 9 is through December 2015, with a potential 10-year extension. The term for Block 27 is 30 years beginning in September 2005. Occidental and its partners began production in June 2006.

Occidental and its partners signed a PSC for Block 54 with the Government of Oman in June 2006 with an initial exploration phase of four years.

Occidental was awarded Block 62 in November 2008 under a 20-year contract. Block 62 is comprised of both development and exploration opportunities targeting gas and condensate resources.

Occidental's share of production from the Oman properties was approximately 27,000 BOE per day in 2008, and proved reserves totaled 142 million BOE as of December 31, 2008.

Libya

In 2005, Occidental signed an agreement with the Libyan National Oil Corporation (NOC) which allowed it to re-enter the country and participate in exploration and production operations in the Sirte Basin, which it left in 1986 pursuant to United States law. This re-entry agreement allowed Occidental to return to its Libyan operations on generally the same terms in effect when activities were suspended.

As discussed previously, in June 2008, Occidental and its partner signed new agreements with NOC to upgrade its existing contracts for up to 30 years.

Occidental's share of production during 2008 was approximately 15,000 BOE per day. In the second half of 2008, production was approximately 8,000 BOE per day as a result of the new agreements. At year-end 2008, proved reserves for Occidental’s Libya assets totaled 28 million BOE.

Abu Dhabi

In October 2008, Occidental announced the signing of the preliminary agreement with Abu Dhabi National Oil Company to appraise and develop the Jarn Yaphour and Ramhan oil and gas fields in the Emirate of Abu Dhabi. Occidental would operate both fields and hold a 100-percent interest in the newly created concessions. First production from the Jarn Yaphour field, located onshore, could be as early as 2010. Gross production from the initial development is anticipated to be approximately 10,000 BOE per day. At the Ramhan field, located in shallow water offshore, gross production also is expected to be approximately 10,000 BOE per day, if initial development is technically and commercially successful. First production from the Ramhan field could commence as early as 2011.

Latin America

Latin America 1. Colombia 2. Bolivia 3. Argentina

Argentina

The Argentina assets consist of 23 concessions located in the San Jorge Basin in southern Argentina and the Cuyo Basin and Neuquén Basin in western Argentina. Occidental operates 20 of the concessions with a 100-percent working interest.

During 2008, Occidental drilled 162 new wells and performed a number of recompletions and well repairs. Occidental plans to increase production through drilling, waterflooding and EOR projects.

Occidental’s share of production from Argentina was approximately 36,000 BOE per day in 2008. Proved reserves from these assets totaled 160 million BOE at December 31, 2008.

Bolivia

In 2006, Occidental acquired working interests in four blocks located in the Tarija, Chuquisaca and Santa Cruz regions of Bolivia as part of the Vintage acquisition. At the end of 2006, Occidental signed two new operation contracts with commercial terms that provide Bolivia with greater operational control and control over the commercialization of hydrocarbons. These contracts went into effect in May 2007. During 2008, Occidental completed two workovers in Naranjillos Field.

Colombia

Occidental is the operator under four contracts within the Llanos Norte Basin: the Cravo Norte, Rondón, Cosecha, and Chipirón Association Contracts. Occidental’s working interests under the four contracts are 42 percent (39 percent starting January 1, 2009), 44 percent, 53 percent and 61 percent, respectively. Colombia's national oil company, Ecopetrol, operates the Caño Limón-Coveñas oil pipeline and marine-export terminal. The pipeline transports oil produced from the Llanos Norte Basin for export to international markets.

In the Middle-Magdalena Basin, Occidental signed an agreement with Ecopetrol in 2005 for an EOR project in the La Cira-Infantas field, in which Occidental holds a 48-percent working interest. In December 2006, Occidental entered into the commercial phase of the project. Production from the field is transported by Ecopetrol through its pipeline and sold to Ecopetrol.

Additionally, Occidental holds various working interests in two exploration blocks.

Occidental's share of 2008 production from its Colombia operations was approximately 37,000 BOE per day and proved reserves for these interests totaled 85 million BOE at the end of 2008.

Proved Reserves

Occidental's consolidated subsidiaries had proved reserves at year-end 2008 of 2,978 million BOE, as compared with the year-end 2007 amount of 2,866 million BOE. Proved reserves consisted of 74 percent oil and 26 percent natural gas. Proved developed reserves represented approximately 74 percent of Occidental’s total proved reserves at year-end 2008 compared to 80 percent at year-end 2007.

Proved Reserve Additions

The total proved reserve additions from consolidated subsidiaries from all sources were 463 million BOE in 2008, before the effect of price-related revisions. The total revisions were as follows:

In millions of BOE
Revisions of previous estimates	(18)
Improved recovery	247
Extensions and discoveries	24
Purchases and divestitures	210
Total additions excluding price revisions	463
Price revisions	(127)
Total additions including price revisions	336

Revisions of Previous Estimates

In 2008, Occidental experienced a reduction, before the effect of price revisions, of 18 million BOE of proved reserves through negative revisions of previous estimates, primarily in the Permian Basin, California and Argentina, partially offset by positive revisions in the Middle East/North Africa. Occidental experienced an additional negative net price-related revision of 127 million BOE that was attributable to changes in the prices of oil and gas from year-end 2007 to year-end 2008. Negative domestic price revisions were partially offset by positive price revisions in the Middle East/North Africa as a result of the impact of PSCs. Oil price changes affect proved reserves recorded by Occidental. For example, when oil prices increase, less oil volume is required to recover costs under PSCs, which would result in a reduction of Occidental's share of proved reserves. Conversely, when oil prices drop, Occidental's share of proved reserves would increase for these PSCs. Oil and natural gas price changes also tend to affect the economic lives of proved reserves, primarily in domestic properties, in a manner partially offsetting the PSC reserve volume changes. Apart from the effects of product prices, Occidental believes its approach to interpreting technical data regarding proved oil and gas reserves makes it more likely that future proved reserve revisions will be positive rather than negative.

Improved Recovery

In 2008, Occidental added reserves of 247 million BOE through improved recovery. In the United States, improved recovery additions were 146 million BOE. Latin America additions were 52 million BOE and Middle East/North Africa added 49 million BOE. These improved recovery additions were attributable to EOR techniques, such as CO2, water and steam injection programs, as well as Occidental's ongoing development programs.

Extensions and Discoveries

Occidental also obtains reserve additions from extensions and discoveries, which are dependent on successful exploitation programs. In 2008, as a result of such programs, Occidental added proved reserves of 24 million BOE, primarily associated with its California operations.

The success of extension and discovery projects depends on reservoir characteristics and technology improvements, as well as oil and gas prices, capital costs and operating costs. Many of these factors are outside of management's control, and will affect whether or not these historical sources of proved reserve additions continue at similar levels.

Purchases and Divestitures of Proved Reserves

In 2008, Occidental purchased proved reserves of 210 million BOE (207 million BOE net of divestitures), all of which were in the United States. Occidental continues to add reserves through acquisitions when properties are available at prices it deems reasonable. As market conditions change, the available supply of properties may increase or decrease accordingly.

Proved Undeveloped Reserves

In 2008, Occidental had proved undeveloped reserve additions of 317 million BOE resulting from improved recovery, extensions and discoveries and purchases, primarily in the Midcontinent and Rockies, the Permian Basin, Elk Hills, and Oman. These proved undeveloped reserve additions were offset by reserves transfers of 99 million BOE to the proved developed category as a result of the 2008 development programs. In the United States, the Elk Hills and Permian Basin properties both transferred 22 million BOE into proved developed reserves from proved undeveloped reserves.

Reserves Evaluation and Review Process

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

In 2008, Ryder Scott compared Occidental’s methods and procedures for estimating oil and gas reserves to generally accepted industry standards and reviewed certain pertinent facts interpreted and assumptions made in estimating the proved reserves volumes, preparing the economic evaluations and determining reserves classifications. Ryder Scott reviewed the specific application of such methods and procedures for selected oil and gas properties considered to be a valid representation of Occidental’s total reserves portfolio. In 2008, Ryder Scott reviewed approximately 22 percent of Occidental’s proved oil and gas reserves. Since being engaged in 2003, Ryder Scott has reviewed the specific application of Occidental’s reserve estimation methods and procedures for approximately 66 percent of Occidental’s proved oil and gas reserves.

Based on its reviews, including the data, technical processes and interpretations presented by Occidental, Ryder Scott has concluded that the overall procedures and methodologies utilized in determining the proved reserves for the reviewed properties as estimated by Occidental are reasonable and consistent with generally accepted industry standards and comply with current Securities and Exchange Commission (SEC) standards. Ryder Scott has not been engaged to render an opinion as to the reasonableness of reserves quantities reported by Occidental.

Industry Outlook

The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces affecting supply and demand. Worldwide oil prices experienced a high degree of volatility during 2008. WTI settled at $145.31 per barrel on July 3, 2008, up from $95.98 per barrel as of December 31, 2007, and then dropped to $44.60 per barrel at the end of 2008. While many factors precipitated these price fluctuations, the worldwide drop in demand for oil caused by the global economic crisis appears to have been the major contributor to the significant and steady drop in oil prices in the second half of 2008.

In the near term, a continued global economic downturn could have a depressing effect on oil prices, while recently announced and enacted production cuts by OPEC members and certain other producing nations, as well as other potential similar future actions of these countries, could offset the effects of falling demand. In the longer term, a recovery in global economic conditions should result in increased demand, which, coupled with concerns about supply availability, could result in higher prices. A lower long-term demand growth rate could result in lower oil prices. The factors discussed above make it impossible to predict the future direction of oil prices with a reliable degree of certainty. However, Occidental is adjusting to current economic conditions by reducing its operating expenses and adjusting capital expenditures with the goal of keeping returns well above its cost of capital. Typical industry response to sustained deterioration in product prices would be to limit drilling and other growth activities.

While local supply and demand fundamentals, as well as availability of transportation capacity from producing areas, are decisive factors affecting domestic natural gas prices over the long term, day-to-day prices may be more volatile in the futures markets, such as on the NYMEX and other exchanges, making it difficult to forecast prices with any degree of confidence. Over the last ten years, the NYMEX gas price has averaged approximately $5.72 per Mcf.

CHEMICAL SEGMENT

Business Environment

The chemical segment earnings increased in 2008 despite the deepening global economic downturn. Higher prices and margins for caustic soda were the primary drivers of the earnings improvement. Increased demand for and competitiveness of domestically produced products in export markets, aided by favorable feedstock prices and foreign currency exchange rates, also contributed to the improved earnings. Partially offsetting these improvements was the continued fallout from the eroding United States housing market, which resulted in lower domestic demand and earnings in the PVC business.

Business Review

Basic Chemicals

During 2008, demand and pricing for basic chemical products generally remained strong, although U.S. chlorine demand fell further compared to 2007 due to the acceleration of the economic downturn late in the year. Exports of chlorine-derived products remained steady throughout 2008 due to the weakness of the U.S. dollar along with various feedstock cost advantages. Domestic industry demand for caustic soda in 2008 remained relatively stable until the fourth quarter when demand weakened due to the slowing economic conditions. The tight caustic supply during 2008 was due in part to the demand weakness of the co-produced product chlorine. Caustic soda exports also remained strong throughout the year. As a result, caustic soda pricing increased each quarter of 2008, which enabled the industry to realize improved margins over 2007. OxyChem’s chlor-alkali operating rate for 2008 was 85 percent of capacity, which was higher than the industry average operating rate, but lower than the 2007 operating rate of 92 percent.

Vinyls

Domestic demand for PVC in 2008 was 17 percent below 2007 as a result of the significant slump in housing and automotive industries. This decline was partially offset by exports, which were up 27 percent in 2008 over 2007, resulting in an overall decline in PVC demand of 13 percent. Compared to 2007, PVC prices increased 24 percent, but a 16-percent increase in ethylene costs and a significant volume decline resulted in lower earnings in the PVC business.

Industry Outlook

Future performance will depend on the recovery of domestic housing and construction markets, global economic recovery, the competitiveness of the United States in the world markets and feedstock and energy pricing.

Basic Chemicals

Operating rates would continue to be challenged throughout the year if demand remains suppressed in chlorine, vinyls and various chlorine-derivative markets. Demand for basic chemical products could decline further in 2009 as the U.S. housing, automotive and durable goods sectors are expected to remain weak. Margins are expected to be similar to 2008 as pricing for caustic soda is generally expected to remain strong. The anticipated strong caustic pricing is due to the continued weak demand for its co-product chlorine.

Vinyls

Industry-wide PVC operating rates are expected to be lower in 2009 as a result of weak demand, especially in housing. In addition, exports are expected to decline in 2009 due to raw material cost parity with other industrialized regions.

MIDSTREAM, MARKETING AND OTHER SEGMENT

Business Environment

The midstream and marketing segment gathers, treats, processes, transports, stores, trades and markets crude oil, natural gas, NGLs, condensate and CO2 and generates and markets power. Midstream and marketing’s 2008 earnings increased, reflecting an increase in gas processing margins at the Dolphin Pipeline investment.

Business Review

Oil and Gas Marketing and Trading

The marketing and trading group markets substantially all of Occidental’s oil and gas production. Marketing and trading earnings are affected primarily by margins in oil and gas transportation and storage programs. These operations periodically use derivative instruments to maximize realized prices for Occidental's products and in third-party marketing and trading activities.

In 2008, Occidental’s marketing operations earnings declined due to lower margins in oil marketing.

Gas Processing Plants and CO2 Fields and Facilities

Occidental processes its and third-party domestic wet gas to extract NGLs and other gas by-products, including CO2, and deliver dry gas to pipelines. Margins result from the difference between inlet costs of gas and market prices for NGLs.

In June 2008, Occidental signed an agreement for a third party to construct a west Texas gas processing plant and pipeline infrastructure that will provide CO2 for Occidental’s EOR projects in the Permian Basin. Occidental will own and operate the new facility and pipeline system and expects to incur capital expenditures of approximately $1.1 billion over several years of which it had spent approximately $115 million as of December 31, 2008.

Occidental’s 2008 earnings from these operations improved due to higher gas processing margins.

Pipeline Transportation

Margin and cash flow from pipeline transportation operations mainly reflect volumes shipped. The Dolphin Pipeline investment contributes significantly to pipeline transportation results. See "Oil and Gas Segment —Middle East/North Africa — Dolphin Project." In August 2008, Occidental purchased a minority interest in a North American oil and gas pipeline entity for approximately $330 million.

Occidental’s 2008 pipeline transportation earnings improved due to increased earnings from the Dolphin Pipeline investment.

Power Generation Facilities

Earnings from power generation facilities represent the sales of excess steam and power to third parties.

Occidental’s 2008 earnings from these facilities increased due to higher margins between the selling prices of power and steam and the cost of gas used in their production.

Industry Outlook

Occidental expects future performance of the midstream and marketing segment to remain relatively stable unless it makes significant acquisitions or dispositions.

CORPORATE

In July 2008, Occidental purchased a 15-percent interest in the Joslyn Oil Sands Project (Joslyn) in northern Alberta, Canada, for approximately $500 million in cash.

SEGMENT RESULTS OF OPERATIONS

Segment earnings generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment assets and income from the segments' equity investments. Seasonality is not a primary driver of changes in Occidental's consolidated quarterly earnings during the year.

The following table sets forth the sales and earnings of each operating segment and corporate items:

In millions, except per share amounts

For the years ended December 31,	2008	2007	2006
NET SALES (a)
Oil and Gas	$18,187	$13,304	$11,712
Chemical	5,112	4,664	4,815
Midstream, Marketing and Other	1,598	1,388	934
Eliminations (a)	(680)	(572)	(286)
	$24,217	$18,784	$17,175
EARNINGS (LOSS)
Oil and Gas (b)	$10,651	$7,957	$6,676
Chemical (c)	669	601	906
Midstream, Marketing and Other	520	367	201
	11,840	8,925	7,783
Unallocated corporate items
Interest expense, net (d)	(26)	(199)	(131)
Income taxes (e)	(4,629)	(3,507)	(3,354)
Other (f)	(346)	(141)	(96)
Income from continuing operations	6,839	5,078	4,202
Discontinued operations, net (g)	18	322	(11)
Net Income	$6,857	$5,400	$4,191
Basic Earnings per Common Share	$8.39	$6.47	$4.92
(a)	Intersegment sales are generally made at prices approximately equal to those that the selling entity is able to obtain in third-party transactions and eliminate upon consolidation.
(b)

The 2008 amount includes a $599 million fourth quarter pre-tax charge for asset impairments, including undeveloped acreage in Argentina and Yemen and domestic producing properties (included in depreciation, depletion and amortization expense), and a $58 million fourth quarter pre-tax charge for the termination of rig contracts. The 2007 amount includes an after-tax gain of $412 million from the sale of Occidental's interest in a Russian joint venture, an after-tax gain of $112 million from certain litigation settlements, a pre-tax gain of $103 million from the sale of exploration properties, a pre-tax gain of $35 million from the sale of miscellaneous domestic oil and gas interests and a $74 million pre-tax charge for exploration impairments. The 2008, 2007 and 2006 amounts include interest income of $9 million, $10 million and $10 million, respectively, from loans made to an equity investee.

(c)	The 2008 amount includes a pre-tax charge of $90 million for plant closure and impairments.
(d)	The 2007 and 2006 amounts include $167 million and $31 million, respectively, of interest charges to redeem or purchase and retire various debt issues.
(e)

The 2008 amount includes tax benefits of $148 million resulting from relinquishment of exploration properties. As a result of changes in compensation programs in 2006, Occidental wrote off approximately $40 million of the related deferred tax asset that had been recognized in the financial statements prior to the changes.

(f)

The 2007 amount includes a $326 million pre-tax gain from the sale of Occidental’s remaining investment in Lyondell Chemical Company (Lyondell), a $47 million pre-tax charge for a plant closure and related environmental remediation reserve and a $25 million pre-tax severance charge. The 2006 amount includes a $90 million pre-tax gain from the sale of 10 million shares of Lyondell and a $108 million pre-tax gain related to litigation settlements.

(g)

In June 2007, Occidental completed an exchange of oil and gas interests in Horn Mountain with BP p.l.c. (BP) for oil and gas interests in the Permian Basin and a gas processing plant in Texas. Occidental also sold its oil and gas interests in Pakistan to BP. The 2007 amount includes after-tax income of $326 million related to these transactions and their operating results and a $4 million after-tax charge from assets classified to discontinued operations in 2006. In January 2006, Occidental completed the merger of Vintage into a subsidiary and classified certain assets and liabilities as held for sale. In May 2006, Ecuador terminated Occidental’s contract for the operation of Block 15. The 2006 amount includes a $253 million after-tax loss for Ecuador and the Vintage properties held for sale (and subsequently sold in 2006) and $242 million after-tax income for the operations of Horn Mountain and Pakistan.

Oil and Gas

In millions, except as indicated
For the years ended December 31,	2008	2007	2006
Segment Sales	$18,187	$13,304	$11,712
Segment Earnings	$10,651	$7,957	$6,676

The following tables set forth the sales volumes and production of oil and liquids and natural gas per day for each of the three years in the period ended December 31, 2008. The differences between the sales volumes and production per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers. Sale at these locations is not recognized until a tanker is loaded and title passes.

Sales Volumes per Day	2008	2007	2006
United States
Oil and liquids (MBBL)
California	89	89	86
Permian	168	167	167
Midcontinent and Rockies	6	4	3
Total	263	260	256
Natural gas (MMCF)
California	235	254	256
Permian	181	186	194
Midcontinent and Rockies	171	153	138
Total	587	593	588
Latin America
Crude oil (MBBL)
Argentina	32	32	33
Colombia	43	42	38
Total	75	74	71
Natural gas (MMCF)
Argentina	21	22	17
Bolivia	21	18	17
Total	42	40	34
Middle East/North Africa
Oil and liquids (MBBL)
Oman	23	20	18
Dolphin	21	4	—
Qatar	47	48	43
Yemen	21	25	29
Libya	15	22	23
Total	127	119	113
Natural gas (MMCF)
Oman	24	30	30
Dolphin	184	51	—
Total	208	81	30
Barrels of Oil Equivalent (MBOE) (a)
Subtotal Consolidated Subsidiaries	605	573	549
Colombia-minority interest	(6)	(5)	(5)
Yemen-Occidental net interest	2	2	1
Total Worldwide Sales Volumes (MBOE) (b)	601	570	545

(See footnotes following the Average Sales Price table)

Production per Day	2008	2007	2006
United States
Oil and liquids (MBBL)	263	260	256
Natural gas (MMCF)	587	593	588
Latin America
Crude oil (MBBL)
Argentina	34	33	32
Colombia	44	42	38
Total	78	75	70
Natural gas (MMCF)	42	40	34
Middle East/North Africa
Oil and liquids (MBBL)
Oman	23	19	18
Dolphin	20	5	—
Qatar	47	47	44
Yemen	21	25	28
Libya	15	21	21
Total	126	117	111
Natural gas (MMCF)	208	81	30
Barrels of Oil Equivalent (MBOE) (a)
Subtotal Consolidated Subsidiaries	607	571	546
Colombia-minority interest	(6)	(6)	(5)
Yemen-Occidental net interest	2	2	2
Total Worldwide Production (MBOE) (b)	603	567	543

(See footnotes following the Average Sales Price table)

In millions, except as indicated	2008	2007	2006
Average Sales Prices
Crude Oil Prices ($ per bbl)
United States	$91.16	$65.67	$57.84
Latin America	$70.53	$56.66	$52.40
Middle East/North Africa (c)	$94.70	$69.24	$61.58
Total consolidated subsidiaries	$88.34	$64.86	$57.81
Other interests	$96.30	$68.74	$62.59
Total worldwide (b)	$88.26	$64.77	$57.81
Gas Prices ($ per Mcf)
United States	$8.03	$6.53	$6.49
Latin America	$4.43	$2.66	$2.00
Total worldwide (b)	$6.10	$5.68	$6.00
Expensed Exploration (d)	$408	$422	$296
Capital Expenditures
Development	$3,563	$2,676	$2,302
Exploration	$258	$156	$133
Other	$24	$33	$54
(a)	Natural gas volumes have been converted to BOE based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil.
(b)

Occidental has classified its Pakistan (in 2007), Horn Mountain (in 2007) and Ecuador (in 2006) operations as discontinued operations on a retrospective application basis and excluded them from this table. Excluded production from Pakistan operations averaged 17,000 BOE per day in 2006. Excluded production from Horn Mountain operations averaged 13,000 BOE per day in 2006. Excluded production from Ecuador operations averaged 43,000 BOE per day for the first five months of 2006. Also excluded is production from a Russian joint venture (sold in January 2007), which averaged 27,000 BOE per day in 2006.

(c)	These prices exclude the impact of income taxes owed by Occidental but paid by governmental entities on its behalf.
(d)	Includes dry hole write-offs and lease impairments of $325 million in 2008, $247 million in 2007 and $115 million in 2006.

Oil and gas segment earnings in 2008 were $10.7 billion, compared to $8.0 billion in 2007. The increase in segment earnings reflects higher average oil and natural gas prices and increased oil and gas volumes, which were offset by higher operating expenses and production taxes and increased depreciation, depletion and amortization (DD&A) rates. Oil and gas segment earnings in 2008 include pre-tax foreign exchange gains of $74 million, a pre-tax charge of $599 million for asset impairments consisting of undeveloped acreage in Argentina and Yemen and impairments of producing properties in the U.S. and a pre-tax charge of $58 million for termination of rig contracts.

Average consolidated production costs for 2008, excluding taxes other than on income, were $12.13 per BOE, compared to the average 2007 production cost of $10.37 per BOE. The increases resulted from higher production, maintenance and workover costs.

Oil and gas segment earnings in 2007 were $8.0 billion, compared to $6.7 billion in 2006. Oil and gas segment earnings in 2007 included an after-tax gain of $412 million from the sale of Occidental’s interest in a Russian joint venture, an after-tax gain of $112 million from certain litigation settlements, a pre-tax gain of $103 million from the sale of exploration properties, a pre-tax gain of $35 million from the sale of miscellaneous domestic oil and gas interests and a $74 million pre-tax loss from the impairment of properties. In addition to the matters discussed above, oil and gas segment earnings for 2007, compared to 2006, reflected higher crude oil prices and higher oil and gas production, partially offset by increased DD&A rates and higher operating and exploration expenses.

Chemical

In millions	2008	2007	2006
Segment Sales	$5,112	$4,664	$4,815
Segment Earnings	$669	$601	$906
Capital Expenditures	$240	$245	$248

Chemical segment earnings in 2008 were $669 million, compared to $601 million in 2007. The increase in segment earnings is primarily due to higher caustic soda margins, partially offset by lower volumes in chlorine, caustic soda and PVC and a $90 million charge for plant closure and impairments.

Chemical segment earnings in 2007 were $601 million, compared to $906 million in 2006. The decrease in segment earnings was primarily due to lower margins in PVC.

Midstream, Marketing and Other

In millions	2008	2007	2006
Segment Sales	$1,598	$1,388	$934
Segment Earnings	$520	$367	$201
Capital Expenditures	$492	$243	$103

Midstream and marketing segment earnings in 2008 were $520 million, compared to $367 million in 2007. The increase in segment earnings in 2008 reflects higher income from the Dolphin Pipeline and higher margins in gas processing.

The increase in segment earnings in 2007, compared to 2006, was primarily due to higher natural gas trading margins and, to a lesser degree, increased crude oil trading margins.

SIGNIFICANT ITEMS AFFECTING EARNINGS

The following table sets forth, for the years ended December 31, 2008, 2007 and 2006, the effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount:

Significant Items Affecting Earnings

Benefit (Charge) (in millions)	2008	2007	2006
OIL AND GAS
Asset impairments	$(599)	$(74)	$—
Rig contract terminations	(58)	—	—
Gain on sale of a Russian joint venture (a)	—	412	—
Legal settlements (a)	—	112	—
Gain on sale of exploration properties	—	103	—
Gain on sale of oil and gas interests	—	35	—
Total Oil and Gas	$(657)	$588	$—
CHEMICAL
Plant closure and impairments	$(90)	$—	$—
Total Chemical	$(90)	$—	$—
MIDSTREAM, MARKETING AND OTHER
No significant items affecting earnings	$—	$—	$—
Total Midstream, Marketing and Other	$—	$—	$—
CORPORATE
Gain on sale of Lyondell shares	$—	$326	$90
Debt purchase expense	—	(167)	(31)
Facility closure	—	(47)	—
Severance charge	—	(25)	—
Deferred tax write-off due to compensation program changes (a)	—	—	(40)
Litigation settlements	—	—	108
Tax effect of pre-tax adjustments	238	(2)	(41)
Discontinued operations, net of tax	18	322	(11)
Total Corporate	$256	$407	$75
(a)	Amounts shown after tax.

TAXES

Deferred tax liabilities, net of deferred tax assets of $1.4 billion, were $2.5 billion at December 31, 2008. The current portion of the deferred tax assets of $200 million is included in prepaid expenses and other. The deferred tax assets, net of allowances, are expected to be realized through future operating income and reversal of temporary differences.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

In millions	2008	2007	2006
EARNINGS
Oil and Gas (a)	$10,651	$7,957	$6,676
Chemical	669	601	906
Midstream, Marketing and Other	520	367	201
Unallocated Corporate Items	(372)	(340)	(227)
Pre-tax income (a)	11,468	8,585	7,556
Income tax expense
Federal and State	2,188	1,558	1,625
Foreign (a)	2,441	1,949	1,729
Total	4,629	3,507	3,354
Income from continuing operations	$6,839	$5,078	$4,202
Worldwide effective tax rate	40%	41%	44%
(a)

Revenues, oil and gas pre-tax income and income tax expense include income taxes owed by Occidental but paid by governmental entities on its behalf of $2.1 billion, $1.3 billion and $1.1 billion for the years ended December 31, 2008, 2007 and 2006, respectively.

Occidental’s 2008 worldwide tax rate was 40 percent, which is comparable to 2007.

Occidental’s 2007 worldwide effective tax rate was 41 percent. The decrease in the income tax rate in 2007, compared to 2006, resulted from lower taxes on the 2007 sale of certain properties.

CONSOLIDATED RESULTS OF OPERATIONS

The changes in the following components of Occidental's results of operations are discussed below:

Selected Revenue and Other Income Items

In millions	2008	2007	2006
Net sales	$24,217	$18,784	$17,175
Interest, dividends and other income	$236	$355	$381
Gains on disposition of assets, net	$27	$874	$118

The increase in net sales in 2008, compared to 2007, reflects higher average oil and natural gas prices and higher oil and gas volumes, including increased volumes from the Dolphin Project, offset by lower volumes from PSCs and the new Libya contract.

The increase in net sales in 2007, compared to 2006, reflects higher crude oil prices and increased oil and gas volumes, including production from the start-up of the Dolphin Project in the third quarter of 2007.

Interest, dividends and other income in 2007 and 2006 included gains related to litigation settlements of $112 million and $108 million, respectively.

Gains on disposition of assets, net in 2007, includes a $326 million gain from the sale of 21 million shares of Lyondell, a $412 million gain from the sale of Occidental’s interest in a Russian joint venture and a gain of $103 million from the sale of exploration properties in West Africa.

Gains on disposition of assets, net in 2006, includes a gain of $90 million from the sale of 10 million shares of Lyondell stock.

Selected Expense Items

In millions	2008	2007	2006
Cost of sales (a)	$7,423	$6,454	$6,009
Selling, general and administrative and other operating expenses	$1,257	$1,320	$1,145
Depreciation, depletion and amortization	$2,710	$2,379	$2,008
Taxes other than on income	$588	$414	$394
Exploration expense	$327	$364	$296
Interest and debt expense, net	$129	$339	$291
(a)	Excludes depreciation, depletion and amortization of $2,664 million in 2008, $2,338 million in 2007 and $1,978 million in 2006.

Cost of sales increased in 2008, compared to 2007, due to higher oil and natural gas volumes, as well as higher maintenance, workover, field operating and feedstock costs.

Cost of sales increased in 2007, compared to 2006, due to higher oil and natural gas production and maintenance costs and higher chemicals feedstock costs.

Selling, general and administrative and other operating expenses decreased in 2008, compared to 2007, due to a decrease in equity compensation expense and foreign exchange gains of $91 million, which were partially offset by rig contract termination charges of $58 million.

Selling, general and administrative and other operating expenses increased in 2007, compared to 2006, due to 2007 severance charges and higher stock-based and incentive compensation expense. The increase in stock-based and incentive compensation expense in 2007, compared to 2006, resulted from a 58-percent increase in Occidental's stock price and higher net income, which increased the performance measures used to value certain of the existing stock-based awards, partially offset by a decrease in the value of awards granted in 2007.

DD&A increased in 2008, compared to 2007, due to the increase in sales volumes, mainly from the Dolphin Project, and higher DD&A rates caused by the cost of new proved reserve additions being higher than the existing average rates, especially in Latin America and the Middle East/North Africa. The 2008 amount also included a charge of $42 million for domestic asset impairments.

DD&A increased in 2007, compared to 2006, due to increased sales volumes, mainly from the Dolphin Project, and higher costs of new proved reserve additions resulting in a higher DD&A rate.

The increase in taxes other than on income in 2008, compared to 2007, reflects higher production taxes resulting from higher net sales as well as an increase in ad valorem taxes due to increases in oil and gas property values.

Exploration expense decreased in 2008, compared to 2007, due to decreases in Colombia and Middle East/North Africa. The 2007 amount included expenses for exploration properties in West Africa, which were sold in the third quarter of 2007.

Exploration expense increased in 2007, compared to 2006, due to increases in the Colombia and Middle East/North Africa exploration programs and impairments in California.

Interest and debt expense in 2007 and 2006 included pre-tax debt repayment expenses of $167 million and $35 million, respectively. Excluding the effect of the 2007 debt repayment charges, interest expense decreased in 2008, compared to 2007, due to lower average debt levels and lower effective interest rates.

Selected Other Items

In millions	2008	2007	2006
Provision for income taxes	$4,629	$3,507	$3,354
Income from equity investments	$(213)	$(82)	$(183)
Discontinued operations, net	$18	$322	$(11)

The increase in the provision for income taxes in 2008, compared to 2007, was due to higher income before taxes in 2008. The 2008 worldwide effective tax rate was comparable to 2007.

The increase in the provision for income taxes in 2007, compared to 2006, was due to higher income before taxes in 2007.

The increase in income from equity investments in 2008, compared to 2007, was due to higher income from the Dolphin Pipeline.

The decrease in income from equity investments in 2007, compared to 2006, was due to the sale of Occidental’s interest in Lyondell and a Russian joint venture.

Discontinued operations in 2007 included after-tax income of $326 million for the operations of Horn Mountain and Pakistan that were sold as part of a series of transactions with BP as well as the results of operations of these assets before disposal.

Discontinued operations in 2006 included a $296 million after-tax loss for Ecuador after Occidental's contract for its Block 15 operations was terminated in May 2006. The 2006 amount also included $285 million of after-tax income for the operations of Horn Mountain and Pakistan as well as the Vintage assets that were held for sale and subsequently sold in 2006.

CONSOLIDATED ANALYSIS OF FINANCIAL POSITION

The changes in the following components of Occidental’s balance sheet are discussed below:

Selected Balance Sheet Components

In millions	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$1,777	$1,964
Trade receivables, net	3,117	4,973
Marketing and trading assets and other	1,012	416
Inventories	958	910
Prepaid expenses and other	308	332
Total current assets	$7,172	$8,595
Investments in unconsolidated entities	$1,263	$783
Property, plant and equipment, net	$32,266	$26,278
Long-term receivables and other assets, net	$836	$863
CURRENT LIABILITIES
Current maturities of long-term debt and notes payable	$698	$47
Accounts payable	3,306	4,263
Accrued liabilities	1,861	1,611
Domestic and foreign income taxes	158	227
Liabilities of discontinued operations	111	118
Total current liabilities	$6,134	$6,266
Long-term debt, net	$2,049	$1,741
Deferred credits and other liabilities-income taxes	$2,660	$2,324
Deferred credits and other liabilities-other	$3,217	$3,156
Long-term liabilities of discontinued operations	$152	$174
Stockholders’ equity	$27,300	$22,823

Assets

See "Liquidity and Capital Resources — Cash Flow Analysis" for discussion about the change in cash and cash equivalents.

The decrease in trade receivables, net was due to lower oil and natural gas prices offset slightly by higher volumes during the fourth quarter of 2008, compared to the fourth quarter of 2007. The increase in marketing and trading assets and other was attributable to fair value adjustments on derivatives and increases of federal tax and joint venture receivables. The increase in investments in unconsolidated entities reflected the 2008 minority interest acquisitions in a North American oil and gas pipeline entity and a gas processing plant and pipeline and the increase in equity income from the Dolphin Project pipeline investment.

The increase in property, plant and equipment, net was due to capital expenditures, the purchases of oil and gas interests from Plains and an interest in Joslyn, the Libya signature bonus and the acquisitions of other various oil and gas interests, partially offset by 2008 DD&A.

Liabilities and Stockholders' Equity

The increase in current maturities of long-term debt and notes payable is due to the 2009 maturities of the Dolphin Energy loans and Occidental's 10 1/8-percent senior notes. The decrease in accounts payable reflected lower crude oil prices and volumes in the marketing and trading operations during the fourth quarter of 2008 compared to the fourth quarter of 2007. The increase in accrued liabilities was due to the accrual of the current portion of the unpaid Libya signature bonus and higher ad valorem taxes, rig contract termination, payroll and contractor accruals, partially offset by fair value adjustments on derivatives. The increase in long-term debt, net was due to the 2008 issuance of $1 billion of 7-percent senior notes, partially offset by the reduction resulting from the Dolphin loans and the 10 1/8-percent senior notes being moved to current maturities. The increase in deferred credits and other liabilities – income taxes is due to the additional deferred taxes recorded as part of the Joslyn acquisition. The increase in stockholders’ equity reflected net income for 2008, partially offset by 2008 treasury stock repurchases of approximately 19.8 million shares and dividend payments.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, Occidental had approximately $1.8 billion in cash on hand. Income and cash flows are largely dependent on oil and gas prices, which have fallen steeply since mid-2008, and sales volumes. Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, planned capital expenditures, dividends and debt payments. If needed, Occidental could access its existing credit facilities.

In the third quarter of 2008, Occidental filed a shelf registration statement which facilitates issuing senior debt securities. In October 2008, Occidental issued $1 billion of 7-percent senior notes receiving $985 million of net proceeds using this shelf registration. Interest on the notes will be payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2009. The notes will mature on November 1, 2013. As of December 31, 2008, no other securities were issued under the shelf.

In September 2006, Occidental amended and restated its $1.5 billion bank credit (Credit Facility) to, among other things, lower the interest rate and extend the term to September 2011. In September 2007, participating lenders extended the maturity date on $1.4 billion of aggregate loan commitments under the Credit Facility to September 2012. The Credit Facility provides for the termination of the loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur or if Occidental files for bankruptcy. Occidental did not draw down any amounts under the Credit Facility during 2008. Available but unused lines of committed bank credit totaled approximately $1.5 billion at December 31, 2008.

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

As of December 31, 2008, under the most restrictive covenants of certain financing agreements, Occidental's capacity for additional unsecured borrowing was approximately $65.3 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental's capital stock was approximately $25.1 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing. Since 2007, Occidental’s long-term senior unsecured debt has been rated A by Fitch Ratings. In 2008, Occidental's long-term senior unsecured debt was upgraded from A- to A by Standard and Poor’s Ratings Services, from A3 to A2 by Moody’s Investors Service and from A (low) to A by Dominion Bond Rating Service. A security rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.

In May 2007, Occidental redeemed all $276 million of the outstanding principal amount of its 8.25-percent Vintage senior notes due 2012. In January 2007, Occidental completed cash tender offers for portions of various debt instruments totaling $659 million in principal amount. The redemption and repurchases resulted in a pre-tax interest expense of $167 million.

Cash Flow Analysis

In millions	2008	2007	2006
Net cash provided by operating activities	$10,652	$6,798	$6,353

The most important sources of the increase in operating cash flow in 2008, compared to 2007, were higher average oil and natural gas prices and, to a lesser extent, higher oil and gas sales volumes. The increased operating cash flow also reflects the higher caustic soda margins and higher margins in gas processing in 2008 in the chemical and midstream and marketing businesses, respectively. In 2008, compared to 2007, Occidental’s global realized crude oil prices increased by 36 percent and realized natural gas prices increased by 23 percent in the U.S., where approximately 70 percent of Occidental's natural gas was produced. Occidental’s oil and gas sales volumes increased by 5 percent in 2008, mainly due to the increase in production from the Dolphin Project.

The increase in operating cash flow in 2007, compared to 2006, resulted from higher oil prices and higher oil and gas sales volumes partially offset by the effects of lower chemical margins, particularly PVC, and reduced cash flow from discontinued operations. In 2007, Occidental’s realized crude oil prices increased 12 percent and its oil and gas sales volumes increased by over 4 percent compared to 2006. The increase in sales volumes was mainly due to the start-up of the Dolphin Project production in the third quarter of 2007.

Increases, in each case, from the previous year, in the costs of producing oil and gas, such as purchased goods and services, and higher utility, maintenance, workover and gas plant costs, and higher production and ad valorem taxes partially offset the effect of increases in realized oil and natural gas prices and volumes in both 2008 and 2007. Other cost elements, such as labor costs and overhead, are not significant drivers of changes in cash flow because they are relatively stable within a narrow range over the short to intermediate term. These cost increases had a much smaller effect on cash flow than the higher oil and gas prices and higher oil and natural gas sales volumes.

Most of Occidental's major chemical product prices, especially caustic soda, increased in 2008, compared to 2007, which increased margins. The increase in NGL prices in 2008, compared to 2007, resulted in higher gas processing margins in the midstream and marketing segment. The overall impact of the chemical product price increases and gas processing margins on cash flow was less significant than the increases in oil and gas prices because the chemical and midstream and marketing segments' earnings and cash flow were significantly smaller than those for the oil and gas segment.

Other non-cash charges to income in 2008, 2007 and 2006 included stock incentive plan amortization, deferred compensation and environmental remediation accruals. The 2008 amount also included a charge of $557 million for asset impairments of undeveloped acreage in Argentina and Yemen and a $90 million charge for chemical plant closure and impairments.

In millions	2008	2007	2006
Capital expenditures (a)
Oil and Gas	$(3,845)	$(2,865)	$(2,489)
Chemical	(240)	(245)	(248)
Midstream and Marketing	(492)	(243)	(103)
Corporate	(87)	(7)	(17)
Total	(4,664)	(3,360)	(2,857)
Other investing activities, net	(4,793)	232	(1,526)
Net cash used by investing activities	$(9,457)	$(3,128)	$(4,383)
(a)	Excludes acquisitions, which are included in other investing activities, net.

Occidental’s capital spending estimate for 2009 is approximately $3.5 billion and will focus on the goal of keeping Occidental's returns well above its cost of capital given current oil and gas prices and the cost environment. Occidental has accumulated a sizable inventory of projects, of which a substantial portion can be delayed until industry costs are aligned with product prices. Occidental will continue to fully fund much of its Middle East operations, the exploration programs in California, Utah and Argentina, and the midstream and marketing and CO2 programs, which it believes have higher return and growth potential.

The 2008 other investing activities, net amount includes cash payments for the acquisitions of oil and gas interests from Plains for $2.7 billion, an interest in Joslyn for approximately $500 million, a minority interest in a North American oil and gas pipeline entity for approximately $330 million and approximately $700 million of various other acquisitions. The 2008 amount also includes the first payment of the signature bonus under the Libya agreements of $450 million.

The 2007 other investing activities, net amount includes cash proceeds of $672 million from the sale of 21 million shares of Lyondell, $485 million received from the sale of Occidental’s interest in a Russian joint venture, $509 million from the sale of other businesses and properties, and $250 million from the sale of auction rate securities. The 2007 amount also includes the cash paid for the acquisitions of various oil and gas and chemical interests, a Permian Basin common carrier pipeline system and a gas processing plant in Texas totaling $1.4 billion.

The 2006 other investing activities, net amount includes the cash payments associated with the acquisition of Vintage and a property acquisition from Plains, partially offset by cash proceeds from the Vintage assets subsequently sold and from the sale of Lyondell shares.

Commitments at December 31, 2008, for major fixed and determinable capital expenditures during 2009 and thereafter were approximately $1.1 billion. Occidental expects to fund these commitments and capital expenditures with cash from operations.

In millions	2008	2007	2006
Net cash used by financing activities	$(1,382)	$(3,045)	$(2,819)

The 2008 amount includes the net proceeds of $985 million from the issuance of $1 billion of 7-percent senior notes. The 2008 amount also includes $1.5 billion of cash paid for repurchases of 19.8 million shares of Occidental’s common stock at an average price of $76.33 per share.

The 2007 amount includes net debt payments of $1.2 billion, including the repurchase of various debt issues under cash tender offers and the redemption of Vintage notes. The 2007 amount also included $1.1 billion of cash paid for repurchases of 20.6 million shares of Occidental’s common stock at an average price of $54.75 per share.

The 2006 amount consists of $1.5 billion of cash paid for stock repurchases and net debt payments of approximately $900 million.

Occidental also paid common stock dividends of $940 million in 2008, $765 million in 2007 and $646 million in 2006.

OFF-BALANCE-SHEET ARRANGEMENTS

In the course of its business activities, Occidental pursues a number of projects and transactions to meet its core business objectives. Occidental also makes commitments on behalf of unconsolidated entities. Some of these projects, transactions and commitments (off-balance-sheet arrangements) are not reflected on Occidental’s balance sheets, as a result of the application of generally accepted accounting principles (GAAP) to their specific terms. The following is a description of the business purpose and nature of these off-balance-sheet arrangements.

Dolphin Project

See "Oil and Gas Segment — Business Review — Middle East/North Africa — Dolphin Project" and "Midstream, Marketing and Other Segment — Business Review — Dolphin Project" for further information about the structure of the Dolphin Project.

In July 2005, Dolphin Energy entered into a bridge loan in an amount of $2.45 billion. The new bridge loan had a term of four years as a revolving credit facility through April 2008 and was converted to a term loan thereafter. In September 2005, Dolphin Energy entered into an agreement with banks to provide a $1.0 billion facility to fund the construction of a certain portion of the Dolphin Project. Occidental guarantees 24.5 percent of both of these obligations. At December 31, 2008, Occidental’s portion of the bridge loan and financing facility was $845 million. Of this amount, Occidental had recorded $600 million as its proportionately consolidated share on the balance sheet at December 31, 2008. At December 31, 2008, the remaining $245 million of the bridge loan and financing facility represents a substantial majority of Occidental's guarantees discussed in the "Guarantees" section.

Ecuador

In Ecuador, Occidental has a 14-percent interest in the Oleoducto de Crudos Pesados Ltd. (OCP) oil export pipeline, which Occidental records as an equity investment. The project was funded in part by senior project debt, which is to be repaid with the proceeds of ship-or-pay tariffs of certain upstream producers in Ecuador. In May 2006, Ecuador terminated Occidental's contract for the operation of Block 15, which comprised all of its oil-producing operations in the country, and seized Occidental's Block 15 assets. As of December 31, 2008, Occidental's net investment in and advances to the project totaled $66 million and Occidental had accrued $263 million for related obligations, including all tariffs.

Leases

Occidental has entered into various operating-lease agreements, mainly for railcars, power plants, manufacturing facilities and office space. Occidental leases assets when leasing offers greater operating flexibility. Lease payments are expensed mainly as cost of sales. For more information, see "Contractual Obligations."

Guarantees

Occidental has guaranteed equity investees' debt and has entered into various other guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees).

Contractual Obligations

The table below summarizes and cross-references certain contractual obligations that are reflected in the Consolidated Balance Sheets as of December 31, 2008 and/or disclosed in the accompanying Notes.

		Payments Due by Year
Contractual Obligations (in millions)	Total	2009	2010 and 2011	2012 and 2013	2014 and thereafter
Consolidated Balance Sheet
Long-term debt (Note 5) (a)	$2,749	$691	$307	$1,368	$383
Capital leases (Note 6)	32	1	2	2	27
Other liabilities (b)	6,661	4,892	725	266	778
Other Obligations
Operating leases (Note 6) (c)	1,223	164	237	149	673
Purchase obligations (d, e)	7,650	1,753	2,525	1,932	1,440
Total	$18,315	$7,501	$3,796	$3,717	$3,301
(a)

Excludes unamortized debt discount and interest expense on the debt. As of December 31, 2008, interest on long-term debt totaling $899 million is payable in the following years (in millions): 2009 - $147, 2010 and 2011 - $252, 2012 and 2013 - $187, 2014 and thereafter - $313.

(b)	Includes accounts payable, certain accrued liabilities and obligations under postretirement benefit and deferred compensation plans.
(c)	Amounts have not been reduced for sublease rental income.
(d)

Amounts represent long-term agreements to purchase goods and services used in the normal course of business that are enforceable and legally binding. Some of these arrangements involve take-or-pay commitments but they do not represent debt obligations. Material long-term purchase contracts are discounted at 6.1-percent discount rate.

(e)	Amounts exclude purchase obligations related to oil and gas marketing and trading activities where an offsetting sales position exists.

LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS

OPC or certain of its subsidiaries are named, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. OPC or certain of its subsidiaries also have been named in proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar federal, state, local and foreign environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies. With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Environmental matters are further discussed under the caption "Environmental Liabilities and Expenditures" below.

Lawsuits have been filed in Nicaragua against OxyChem and other companies that once manufactured or used a pesticide, dibromochloropropane (DBCP). These lawsuits claim damages of several billion dollars for alleged personal injuries. In the opinion of management, the claims against OxyChem are without merit because, among other things, the DBCP it manufactured was never sold or used in Nicaragua. In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in these cases. Nicaraguan courts have entered judgments of approximately $900 million against four defendants, including OxyChem. Under Nicaraguan law, the judgments would be shared equally among the defendants. The plaintiffs attempted to enforce one judgment in Miami. In January 2009, the federal district court in Miami granted summary judgment in favor of OxyChem and refused to enforce the judgment. OxyChem has no assets in Nicaragua and, in the opinion of management, no such Nicaraguan judgment would be enforceable in the United States.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. While the audits for taxable years through 2007 have concluded for U.S. federal income tax purposes, the 2008 taxable year is currently under audit by the U.S. Internal Revenue Service pursuant to its compliance assurance program (CAP). Foreign government tax authorities are in various stages of auditing Occidental, and income taxes for taxable years from 2000 through 2008 remain subject to examination in certain jurisdictions. During the course of such audits, disputes have arisen and other disputes may arise as to facts and matters of law.

Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling rigs and services, electrical power, steam and certain chemical raw materials. Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities. Occidental's capital spending estimate for 2009 is approximately $3.5 billion. At December 31, 2008, commitments for major fixed and determinable capital expenditures during 2009 and thereafter were approximately $1.1 billion.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2008, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

The ultimate amount of losses and the timing of any such losses that OPC and its subsidiaries may incur resulting from currently outstanding lawsuits, claims and proceedings, audits, commitments, contingencies and related matters cannot be determined reliably at this time. If these matters were ultimately resolved unfavorably at amounts substantially exceeding Occidental’s reserves, an outcome not currently expected, it is possible that such outcome could have a material adverse effect upon Occidental’s consolidated financial position or results of operations. However, after taking into account reserves, management does not expect the ultimate resolution of any of these matters to have a material adverse effect upon Occidental’s consolidated financial position or results of operations.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Occidental’s operations are subject to stringent federal, state, local and foreign laws and regulations relating to improving or maintaining environmental quality. Occidental’s environmental compliance costs have generally increased over time and could continue to rise in the future. Occidental factors environmental expenditures for its operations into its business planning process as an integral part of producing quality products responsive to market demand.

Environmental Remediation

The laws that require or address environmental remediation, including CERCLA and similar federal, state, local and foreign laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. OPC or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures involving removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.

As of December 31, 2008, Occidental participated in or monitored remedial activities or proceedings at 166 sites.

The following table presents Occidental’s environmental remediation reserves as of December 31, 2008, 2007 and 2006, grouped in the following four categories of environmental remediation sites: (1) sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (CERCLA NPL); (2) other third-party sites; (3) Occidental-operated sites; and (4) Occidental's closed or non-operated sites.

$ amounts in millions	2008		2007		2006
	# of Sites	Reserve Balance	# of Sites	Reserve Balance	# of Sites	Reserve Balance
CERCLA NPL sites	40	$60	39	$81	37	$77
Other third-party sites	76	117	79	124	84	123
Occidental-operated sites	19	127	18	121	20	138
Occidental's closed or non-operated sites	31	135	27	131	25	74
Total	166	$439	163	$457	166	$412

As of December 31, 2008, Occidental’s environmental reserves exceeded $10 million each at 14 of the 166 sites described above, and 115 of the sites had reserves from $0 to $1 million each.

As of December 31, 2008, two landfills in western New York owned by Occidental accounted for 65 percent of its reserves associated with CERCLA NPL sites. Maxus Energy Corporation has retained the liability and indemnified Occidental for 17 of the remaining 38 CERCLA NPL sites.

As of December 31, 2008, Maxus has also retained the liability and indemnified Occidental for 14 of the 76 other third-party sites. Two of the remaining 62 other third-party sites — a former copper mining and smelting operation in Tennessee and an active refinery in Louisiana where Occidental reimburses the current owner and operator for certain remedial activities — accounted for 60 percent of Occidental’s reserves associated with these sites.

Five sites — chemical plants in Kansas, Louisiana and New York and two groups of oil and gas properties in the southwestern United States — accounted for 71 percent of Occidental’s reserves associated with its operated sites. Five other sites — former chemical plants in Delaware, Michigan, Tennessee and Washington and a closed coal mine in Pennsylvania — accounted for 71 percent of the reserves associated with Occidental's closed or non-operated sites.

The following table shows environmental reserve activity for the past three years:

In millions	2008	2007	2006
Balance - Beginning of Year	$457	$412	$418
Remediation expenses and interest accretion	29	108	48
Changes from acquisitions/dispositions	25	5	17
Payments	(72)	(68)	(71)
Balance - End of Year	$439	$457	$412

Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years. Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $400 million. See "Critical Accounting Policies and Estimates — Environmental Liabilities and Expenditures" for additional information.

Environmental Costs

Occidental’s environmental costs, some of which may include estimates, are shown below for each segment for the years ended December 31:

In millions	2008	2007	2006
Operating Expenses
Oil and Gas	$127	$99	$87
Chemical	85	80	73
Midstream and Marketing	20	9	8
	$232	$188	$168
Capital Expenditures
Oil and Gas	$104	$55	$51
Chemical	18	14	25
Midstream and Marketing	6	4	4
	$128	$73	$80
Remediation Expenses
Corporate	$28	$107	$47

Operating expenses are incurred on a continual basis. Capital expenditures relate to longer-lived improvements in currently operating properties. Remediation expenses relate to existing conditions from past operations.

Occidental presently estimates capital expenditures for environmental compliance of approximately $120 million for 2009.

FOREIGN INVESTMENTS

Many of Occidental’s assets are located outside of North America. At December 31, 2008, the carrying value of Occidental’s assets in countries outside North America aggregated approximately $11.2 billion, or approximately 27 percent of Occidental’s total assets at that date. Of such assets, approximately $6.9 billion are located in the Middle East/North Africa and approximately $4.3 billion are located in Latin America. For the year ended December 31, 2008, net sales outside North America totaled $8.8 billion, or approximately 36 percent of total net sales.

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

Oil and Gas Properties

Occidental uses the successful efforts method to account for its oil and gas properties. Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Occidental's practice is to expense the costs of such exploratory wells if a determination of proved reserves has not been made within a twelve-month period after drilling is complete. Occidental has no proved oil and gas reserves for which the determination of commercial viability is subject to the completion of major additional capital expenditures.

Annual lease rentals and geological, geophysical and seismic costs are expensed as incurred.

Proved oil and gas reserves are the estimated quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, can be recovered in future years from known reservoirs under existing economic and operating conditions considering future production and development costs. Depreciation and depletion of oil and gas producing properties is determined by the unit-of-production method.

Several factors could change Occidental’s proved oil and gas reserves. Occidental receives a share of production from PSCs to recover its costs and an additional share for profit. Occidental’s share of production and reserves from these contracts decreases when oil prices rise and increases when oil prices decline. Overall, Occidental’s net economic benefit from these contracts is greater at higher oil prices. In other contractual arrangements, lower product prices may lead to a situation where production of proved reserves becomes uneconomical. Estimation of future production and development costs is also subject to change partially due to factors beyond Occidental's control, such as energy costs and inflation or deflation of oil field service costs. These factors, in turn, could lead to changes in the quantity of proved reserves. An additional factor that could result in a change of proved reserves is the reservoir decline rates differing from those estimated when the proved reserves were initially recorded. Occidental's revisions to proved reserves were negative for 2008, which was largely due to changes in oil and gas prices from year-end 2007 to year-end 2008. Excluding price revisions, the negative revisions amounted to less than one percent of the total proved reserves for 2008. Occidental’s revisions to proved reserves were negative for 2007 and amounted to less than three percent of the total proved reserves for the year. Occidental's revisions to proved reserves have been positive for six of the last ten years.

If Occidental’s consolidated proved oil and gas reserves were to change based on the factors mentioned above, the most significant impact would be on the DD&A rate, which is determined using the unit-of-production method. For example, a 5-percent increase in the amount of consolidated oil and gas reserves would change the rate from $10.17 per barrel to $9.69 per barrel, which would increase pre-tax income by $106 million annually. A 5-percent decrease in the oil and gas reserves would change the rate from $10.17 per barrel to $10.71 per barrel and would result in a decrease in pre-tax income of $119 million annually. The change in the DD&A rate over the past three years due to revisions of previous proved reserve estimates has been immaterial.

A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties. At December 31, 2008, the net capitalized costs attributable to unproved properties were $2.3 billion. The unproved amounts are not subject to DD&A or impairment until a determination is made as to the existence of proved reserves. As exploration and development work progresses, if reserves on these properties are proved, capitalized costs attributable to the properties will be subject to depreciation and depletion. If the exploration and development work were to be unsuccessful, or management's plans changed with respect to these properties, as a result of economic, operating or contractual conditions, the capitalized costs of the related properties would be expensed in the period in which the determination was made. The timing of any writedowns of these unproved properties, if warranted, depends upon management's plans and the nature, timing and extent of future exploration and development activities and their results. Occidental believes its current plans and exploration and development efforts will allow it to realize its unproved property balance. Additionally, Occidental performs impairment tests with respect to its proved properties generally when prices decline other than temporarily, reserve estimates change significantly or other significant events occur that may impact the ability to realize the recorded asset amounts. Impairment tests incorporate a number of assumptions involving expectations of future cash flows, which can change significantly over time. These assumptions include estimates of future product prices, which Occidental bases on forward price curves, estimates of oil and gas reserves and estimates of future expected operating and development costs.

The steady increase in oil and gas prices over the past several years has also caused steep increases in capital and operating costs, including costs of materials and supplies and oil field services. The rapid and significant decline in product prices in the second half of 2008 has resulted in capital and operating costs that are not aligned with current product prices. Current pricing, coupled with a sustained high production cost environment, could cause management's plans to change with respect to unproved properties and could cause the carrying values of proved properties to be unrealizable. Such circumstances could result in impairments in the carrying values of proved or unproved properties or both.

Chemical Assets

The most critical accounting policy affecting Occidental’s chemical assets is the determination of the estimated useful lives of its PP&E. Occidental's chemical plants are depreciated using either the unit-of-production or straight-line method, based upon the estimated useful lives of the facilities. The estimated useful lives of Occidental’s chemical assets, which range from three years to 50 years, are used to compute depreciation expense and are also used for impairment tests. The estimated useful lives used for the chemical facilities are based on the assumption that Occidental will provide an appropriate level of annual expenditures to ensure productive capacity is sustained. Without these continued expenditures, the useful lives of these plants could decrease significantly. Other factors that could change the estimated useful lives of Occidental’s chemical plants include sustained higher or lower product prices, which are particularly affected by both domestic and foreign competition, demand, feedstock costs, energy prices, environmental regulations and technological changes.

Occidental performs impairment tests on its assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets.

Occidental's net PP&E for chemicals is approximately $2.5 billion and its depreciation expense for 2009 is expected to be approximately $260 million. If the estimated useful lives of Occidental’s chemical plants were to decrease based on the factors mentioned above, the most significant impact would be on depreciation expense. For example, a reduction in the remaining useful lives of one year would increase depreciation and reduce pre-tax earnings by approximately $30 million per year.

Midstream, Marketing and Other Assets

The most critical accounting policies affecting Occidental’s midstream and marketing assets are accounting for derivative instruments and the determination of the estimated useful lives of its PP&E.

Derivative instruments are carried at fair value. Occidental applies either fair value or cash flow hedge accounting when transactions meet specified criteria for hedge accounting treatment. If the derivative does not qualify as a hedge or is not designated as a hedge, any fair value gains or losses are recognized in earnings. If the derivative qualifies for hedge accounting and is designated and documented as a hedge, the gain or loss on the derivative is either recognized in income with an offsetting adjustment to the basis of the item being hedged for fair value hedges, or deferred in Other Comprehensive Income to the extent the hedge is effective for cash flow hedges. Cash flow hedge-realized gains and losses, and any ineffectiveness, are classified within the net sales line item. Gains and losses are reported net in the income statement and are also netted on the balance sheets when a right of offset exists.

A hedge is regarded as highly effective and qualifies for hedge accounting if, at inception and throughout its life, it is expected that changes in the fair value or cash flows of the hedged item are almost fully offset by the changes in the fair value or changes in cash flows of the hedging instrument and actual effectiveness is within a range of 80 to 125 percent. In the case of hedging a forecasted transaction, the transaction must be probable and must present an exposure to variations in cash flows that could ultimately affect reported net income or loss. Occidental discontinues hedge accounting when it determines that a derivative has ceased to be highly effective as a hedge; when the derivative expires, or is sold, terminated, or exercised; when the hedged item matures or is sold or repaid; or when a forecasted transaction is no longer deemed probable.

Occidental's midstream and marketing assets are depreciated using either the unit-of-production or straight-line method, based upon the estimated useful lives of the assets. Occidental performs impairment tests on its assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets.

Environmental Liabilities and Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Occidental records environmental reserves for estimated remediation costs that relate to existing conditions from past operations when environmental remediation efforts are probable and the costs can be reasonably estimated. In determining the reserves and the range of reasonably possible additional loss, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements. Occidental bases environmental reserves on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective. Occidental periodically reviews reserves and adjusts them as new information becomes available. Occidental records environmental reserves on a discounted basis only when the aggregate amount and the timing of cash payments are reliably determinable at the time the reserves are established. The reserve methodology with respect to discounting for a specific site is not modified once it has been established. Occidental generally records reimbursements or recoveries of environmental remediation costs in income when received. As of December 31, 2008, 2007 and 2006, Occidental has not accrued any reimbursements or recoveries.

Many factors could affect Occidental’s future remediation costs and result in adjustments to its environmental reserves and range of reasonably possible additional loss. The most significant are: (1) cost estimates for remedial activities may be inaccurate; (2) the length of time, type or amount of remediation necessary to achieve the remedial objective may change due to factors such as site conditions, the ability to identify and control contaminant sources or the discovery of additional contamination; (3) the regulatory agency may ultimately reject or modify Occidental’s proposed remedial plan; (4) improved or alternative remediation technologies may change remediation costs; and (5) laws and regulations may impose more or less stringent remediation requirements or affect cost sharing or allocation of liability.

At sites involving multiple parties, Occidental provides environmental reserves based upon its expected share of liability. Occidental evaluates the financial viability of other parties with whom it is alleged to be jointly liable, the degree of their commitment to participate and the consequences to Occidental of their failure to participate when estimating Occidental's ultimate share of liability. Based on these factors,

Occidental believes that it will not be required to assume a share of liability of such other potentially responsible parties in an amount that would have a material effect on Occidental’s consolidated financial position, liquidity or results of operations.

Most cost-sharing arrangements with other parties fall into one of the following three categories: (1) environmental proceedings that result in a negotiated or prescribed allocation of remediation costs among Occidental and other alleged potentially responsible parties; (2) oil and gas ventures in which each participant pays its proportionate share of remediation costs reflecting its working interest; or (3) contractual arrangements, typically relating to purchases and sales of properties, in which the parties to the transaction agree to methods of allocating remediation costs.

In all three of these categories, Occidental records reserves at its expected net cost of remedial activities.

In addition to the costs of investigations and cleanup measures, which often take in excess of ten years at CERCLA NPL sites, Occidental’s reserves include management’s estimates of the costs to operate and maintain remedial systems. If remedial systems are modified over time in response to significant changes in site-specific data, laws, regulations, technologies or engineering estimates, Occidental reviews and adjusts its reserves accordingly.

If Occidental adjusts the environmental reserve balance based on the factors described above, the amount of the increase or decrease would be recognized in earnings. For example, if the reserve balance were reduced by 10 percent, Occidental would record a pre-tax gain of $44 million. If the reserve balance were increased by 10 percent, Occidental would record an additional remediation expense of $44 million.

Other Loss Contingencies

Occidental is involved with numerous lawsuits, claims, proceedings and audits in the normal course of its operations. Occidental records a loss contingency for these matters when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In addition, Occidental discloses, in aggregate, its exposure to loss in excess of the amount recorded on the balance sheet for these matters if it is reasonably possible that an additional material loss may be incurred. Occidental reviews its loss contingencies on an ongoing basis.

These reserves are based on judgments made by management with respect to the likely outcome of these matters and are adjusted as appropriate. Management’s judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions and the outcome of legal proceedings, settlements or other factors. See "Lawsuits, Claims, Commitments and Related Matters" for additional information.

SIGNIFICANT ACCOUNTING CHANGES

Listed below are significant changes in accounting principles.

Future Accounting Changes

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations and is effective for business combinations which occur starting with the first fiscal year beginning on or after December 15, 2008.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." This statement provides new accounting guidance and disclosure and presentation requirements for noncontrolling interests in an entity. SFAS No. 160 is effective for the first fiscal year beginning on or after December 15, 2008. Occidental does not expect the effect of this statement on its financial statements to be material.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, which provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. Occidental does not expect the effect of this statement on its financial statements to be material.

FSP EITF Issue No. 03-6-1

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-6-1. This FSP concluded that instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic earnings per share under the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period retrospective application. Occidental does not expect the effect of this FSP on its financial statements to be material.

FSP SFAS No. 132(R)-1

In December 2008, the FASB issued FSP SFAS No. 132(R)-1. This FSP requires companies to enhance disclosures related to the assets held in defined benefit plans and other post-retirement benefits. Occidental will be required to provide greater detail as to the categories of plan assets as well as the level within the fair value hierarchy discussed in SFAS No. 157, in which the plan assets fall. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. Occidental does not expect the effect of this FSP on its financial statements to be material.

Recently Adopted Accounting Changes

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, which allows companies to measure individually selected financial instruments at fair value. SFAS No. 159 is effective for financial statements issued for periods beginning after November 15, 2007. Since Occidental did not elect the fair value option on any qualifying financial instruments at any time during 2008, this statement has had no impact on Occidental’s financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, which defers the effective date of SFAS No. 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. Occidental adopted the non-deferred portion of SFAS No. 157 on January 1, 2008 on a prospective basis. See Note 11 to the Consolidated Financial Statements for further information. In October 2008, the FASB issued FSP FAS 157-3, which became effective immediately and clarified the application of SFAS No. 157 in a market that is not active. The adoption of FSP FAS 157-3 has not had a material impact on Occidental’s financial statements.

DERIVATIVE ACTIVITIES AND MARKET RISK

General

Occidental is exposed to risk that is inherent with changing commodity price risk. In order to mitigate price risk, Occidental, from time to time, enters into derivative transactions. A derivative is an instrument that, among other characteristics, derives its value from changes in another instrument or variable.

In general, the fair value recorded for derivative instruments is based on quoted market prices, dealer quotes and the Black Scholes or similar valuation models, as applicable.

Commodity Price Risk

General

Occidental’s results are sensitive to fluctuations in oil and natural gas prices. Based on current levels of production, if oil prices vary by $1 per barrel, it would have an estimated annual effect on pre-tax income of approximately $150 million. If domestic natural gas prices vary by $0.50 per Mcf, it would have an estimated annual effect on pre-tax income of approximately $93 million. If production levels change in the future, the sensitivity of Occidental’s results to oil and gas prices also would change.

Occidental’s results are also sensitive to fluctuations in chemical prices. If chlorine and caustic soda prices vary by $10 per ton, it would have a pre-tax annual effect on income of approximately $10 million and $30 million, respectively. If PVC prices vary by $.01 per lb, it would have a pre-tax annual effect on income of approximately $30 million. If ethylene dichloride (EDC) prices vary by $10 per ton, it would have a pre-tax annual effect on income of approximately $5 million. Historically, product price changes either precede or follow raw material and feedstock product price changes; therefore, the margin effect of price changes are generally mitigated over time. According to Chemical Market Associates, Inc., December 2008 average contract prices were: chlorine—$220 per ton, caustic soda—$1,080 per ton, PVC—$0.44 per lb and EDC—$40 per ton.

Marketing and Trading Operations

Occidental periodically uses different types of derivative instruments to achieve the best prices for oil and gas. Derivatives have been used by Occidental to reduce its exposure to price volatility on a small portion of its production. Occidental enters into low-risk marketing and trading activities through its separate marketing organization, which operates under established policy controls and procedures. Occidental's marketing and trading operations utilize a combination of futures, forwards, options and swaps to mitigate the price risk associated with various physical transactions.

Risk Management

Occidental conducts its risk management activities for energy commodities (which include buying, selling, marketing, trading, and hedging activities) under the controls and governance of its risk control policy. The President and Chief Financial Officer and the Risk Management Committee, comprising members of Occidental's management, oversee these controls, which are implemented and enforced by a Trading Control Officer. The Trading Control Officer provides an independent and separate check on marketing and trading activities. Controls for energy commodities include limits on value at risk, limits on credit, limits on trading, segregation of duties, delegation of authority and a number of other policy and procedural controls.

Fair Value of Marketing and Trading Derivative Contracts

The following tables show the changes in the net fair value of Occidental’s marketing and trading derivative contracts, a portion of which are hedges, during 2008 and 2007, and segregate the open contracts at December 31, 2008 by maturity periods.

In millions	2008	2007
Fair value of contracts outstanding at beginning of year – unrealized losses	$(576)	$(355)
Losses on contracts realized or otherwise settled during the year	101	106
Changes in fair value attributable to changes in valuation techniques and assumptions	(1)	—
Gains (Losses) or other changes in fair value(a)	337	(327)
Fair value of contracts outstanding at end of year – unrealized losses	$(139)	$(576)
(a)	Primarily relates to price changes on existing production hedges.

	Maturity Periods
Source of Fair Value – unrealized (losses) gains (in millions)	2009	2010 and 2011	2012 and 2013	2014 and thereafter	Total Fair Value
Prices actively quoted	$(87)	$3	$—	$—	$(84)
Prices provided by other external sources	133	(190)	1	1	(55)
Total	$46	$(187)	$1	$1	$(139)

During the next twelve months, Occidental expects that approximately $48 million of net derivative after-tax gains included in Accumulated Other Comprehensive Income, based on their valuation as of December 31, 2008, will be recognized in earnings. Hedge ineffectiveness did not have a material impact on earnings for any of the years ended December 31, 2008, 2007 and 2006.

Production Hedges

Occidental holds a series of collar agreements that qualify as cash-flow hedges for the sale of a small portion of its crude oil production. These agreements continue to the end of 2011. The 2008 volume that was hedged was less than 3 percent of Occidental’s 2008 crude oil production. Further detail about these cash-flow hedges, which are included in the total fair value of ($139) million in the table above, is presented below as of December 31, 2008 (volumes in thousands of barrels):

	Crude Oil – Collars
	Daily Volume	Average Floor	Average Cap
2009	13	$33.15	$47.41
2010	12	$33.00	$46.35
2011	12	$32.92	$46.27

($ millions)	Crude Oil – Collars
Fair value liability	($253)

Quantitative Information

Occidental uses value at risk to estimate the potential effects of changes in fair values of commodity-based derivatives and commodity contracts used in marketing and trading activities. This method determines the maximum potential negative short-term change in fair value with a 95-percent level of confidence. The marketing and trading value at risk was immaterial during all of 2008.

Interest Rate Risk

General

Occidental's exposure to changes in interest rates relates primarily to its long-term debt obligations, and is not expected to be material.

Tabular Presentation of Interest Rate Risk

In millions of U.S. dollars, except rates

The table below provides information about Occidental's debt obligations. Debt amounts represent principal payments by maturity date.

Year of Maturity	U.S. Dollar Fixed-Rate Debt	U.S. Dollar Variable-Rate Debt	Grand Total (a)
2009	$91	$600	$691
2010	239	—	239
2011	—	68	68
2012	368	—	368
2013	1,000	—	1,000
Thereafter	337	46	383
Total	$2,035	$714	$2,749
Average interest rate	7.05%	3.45%	6.11%
Fair Value	$2,212	$714	$2,927
(a)	Excludes unamortized net discounts of $9 million.

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

Foreign Currency Risk

Occidental’s foreign operations have currency risk. Occidental manages its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. Most international crude oil sales are denominated in U.S. dollars. Additionally, all of Occidental’s consolidated foreign oil and gas subsidiaries have the U.S. dollar as the functional currency. As of December 31, 2008 and 2007, Occidental had not entered into any foreign currency derivative instruments. The effect of exchange rates on transactions in foreign currencies is included in periodic income.

SAFE HARBOR DISCUSSION REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA

Portions of this report, including Items 1 and 2 and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the information under the sub captions "Strategy," "Oil and Gas Segment — Industry Outlook," "Chemical Segment — Industry Outlook," and Midstream, Marketing and Other Segment — Industry Outlook" contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Words such as "estimate," "project," "predict," "will," "would," "could," "may," "might," "anticipate," "plan," "intend," "believe," "expect" or similar expressions that convey the uncertainty of future events or outcomes generally identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements as a result of new information, future events or otherwise. Material risks that may affect Occidental’s results of operations and financial position appear in Part I, Item 1A "Risk Factors," and elsewhere.

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

Management has assessed the effectiveness of Occidental’s internal control system as of December 31, 2008 based on the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2008, Occidental’s system of internal control over financial reporting is effective.

Occidental’s independent auditors, KPMG LLP, have issued an audit report on Occidental’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders

Occidental Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As explained in Note 3 to the consolidated financial statements, effective January 1, 2008, the Company changed its method of measuring fair value for financial assets and liabilities; as explained in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions; and, as explained in Note 13 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for defined benefit pension and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Occidental Petroleum Corporation and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders

Occidental Petroleum Corporation:

We have audited Occidental Petroleum Corporation and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Occidental Petroleum Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 24, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

February 24, 2009

Consolidated Statements of Income In millions, except per-share amounts	Occidental Petroleum Corporation and Subsidiaries

For the years ended December 31,	2008	2007	2006
REVENUES AND OTHER INCOME
Net sales	$24,217	$18,784	$17,175
Interest, dividends and other income	236	355	381
Gains on disposition of assets, net	27	874	118
	24,480	20,013	17,674
COSTS AND OTHER DEDUCTIONS
Cost of sales (excludes depreciation, depletion and amortization of $2,664 in 2008, $2,338 in 2007 and $1,978 in 2006)	7,423	6,454	6,009
Selling, general and administrative and other operating expenses	1,257	1,320	1,145
Depreciation, depletion and amortization	2,710	2,379	2,008
Taxes other than on income	588	414	394
Environmental remediation	28	107	47
Exploration expense	327	364	296
Charges for impairments	647	58	—
Interest and debt expense, net	129	339	291
	13,109	11,435	10,190
INCOME BEFORE INCOME TAXES AND OTHER ITEMS	11,371	8,578	7,484
Provision for domestic and foreign income taxes	4,629	3,507	3,354
Minority interest	116	75	111
Income from equity investments	(213)	(82)	(183)
INCOME FROM CONTINUING OPERATIONS	6,839	5,078	4,202
Discontinued operations, net	18	322	(11)
NET INCOME	$6,857	$5,400	$4,191
BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$8.37	$6.08	$4.93
Discontinued operations, net	0.02	0.39	(0.01)
BASIC EARNINGS PER COMMON SHARE	$8.39	$6.47	$4.92
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$8.33	$6.05	$4.88
Discontinued operations, net	0.02	0.39	(0.01)
DILUTED EARNINGS PER COMMON SHARE	$8.35	$6.44	$4.87
DIVIDENDS PER COMMON SHARE	$1.21	$0.94	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets In millions	Occidental Petroleum Corporation and Subsidiaries

Assets at December 31,	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$1,777	$1,964
Trade receivables, net of reserves of $45 in 2008 and $35 in 2007	3,117	4,973
Marketing and trading assets and other	1,012	416
Inventories	958	910
Prepaid expenses and other	308	332
Total current assets	7,172	8,595
INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,263	783
PROPERTY, PLANT AND EQUIPMENT
Oil and gas segment	40,091	32,624
Chemical segment	5,090	5,049
Midstream, marketing and other segment	2,445	1,898
Corporate	1,102	345
	48,728	39,916
Accumulated depreciation, depletion and amortization	(16,462)	(13,638)
	32,266	26,278
LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	836	863
TOTAL ASSETS	$41,537	$36,519

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets In millions, except share and per-share amounts	Occidental Petroleum Corporation and Subsidiaries

Liabilities and Stockholders’ Equity at December 31,	2008	2007
CURRENT LIABILITIES
Current maturities of long-term debt and notes payable	$698	$47
Accounts payable	3,306	4,263
Accrued liabilities	1,861	1,611
Domestic and foreign income taxes	158	227
Liabilities of discontinued operations	111	118
Total current liabilities	6,134	6,266
LONG-TERM DEBT, NET	2,049	1,741
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	2,660	2,324
Long-term liabilities of discontinued operations	152	174
Other	3,217	3,156
	6,029	5,654
CONTINGENT LIABILITIES AND COMMITMENTS
MINORITY INTEREST	25	35
STOCKHOLDERS' EQUITY
Common stock, $0.20 par value, authorized 1.1 billion shares, outstanding shares: 2008 — 881,423,225 and 2007 — 877,123,937	176	175
Treasury stock: 2008 — 71,176,487 shares and 2007 — 51,388,016 shares	(4,121)	(2,610)
Additional paid-in capital	7,113	7,071
Retained earnings	24,684	18,819
Accumulated other comprehensive loss	(552)	(632)
	27,300	22,823
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,537	$36,519

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity In millions	Occidental Petroleum Corporation and Subsidiaries

							Accumulated
				Additional			Other
	Common		Treasury	Paid-in		Retained	Comprehensive
	Stock		Stock	Capital		Earnings	Income (Loss)
Balance, December 31, 2005	$161		$(8)	$4,827		$10,484	$(373)
Net income	—		—	—		4,191	—
Pension and postretirement adjustments, net of tax	—		—	—		—	(168)
Other comprehensive income, net of tax	—		—	—		—	208
Dividends on common stock	—		—	—		(688)	—
Issuance of common stock, net	11	(a)	—	2,064	(a)	—	—
Exercises of options and other, net	2		—	14		—	—
Purchases of treasury stock	—		(1,473)	—		—	—
Balance, December 31, 2006	$174		$(1,481)	$6,905		$13,987	$(333)
Net income	—		—	—		5,400	—
Uncertain tax positions adjustment	—		—	—		219	—
Other comprehensive loss, net of tax	—		—	—		—	(299)
Dividends on common stock	—		—	—		(787)	—
Issuance of common stock, net	—		—	94		—	—
Exercises of options and other, net	1		—	72		—	—
Purchases of treasury stock	—		(1,129)	—		—	—
Balance, December 31, 2007	$175		$(2,610)	$7,071		$18,819	$(632)
Net income	—		—	—		6,857	—
Other comprehensive income, net of tax	—		—	—		—	80
Dividends on common stock	—		—	—		(992)	—
Issuance of common stock, net	—		—	36		—	—
Exercises of options and other, net	1		—	6		—	—
Purchases of treasury stock	—		(1,511)	—		—	—
Balance, December 31, 2008	$176		$(4,121)	$7,113		$24,684	$(552)
(a)	Amounts reflect stock issued for the Vintage acquisition.

Consolidated Statements of Comprehensive Income

In millions

For the years ended December 31,	2008	2007	2006
Net income	$6,857	$5,400	$4,191
Other comprehensive income (loss) items:
Foreign currency translation adjustments (a)	(24)	14	5
Unrealized gains (losses) on derivatives (b)	207	(243)	32
Pension and postretirement adjustments (c)	(184)	(13)	(3)
Reclassification of realized losses (gains) on derivatives and securities (d)	68	(156)	(3)
Unrealized gains on securities (e)	13	99	177
Other comprehensive income (loss), net of tax	80	(299)	208
Comprehensive income	$6,937	$5,101	$4,399
(a)	Net of tax of $0 in all three years.
(b)	Net of tax of ($118), $139 and ($18) in 2008, 2007 and 2006, respectively.
(c)	Net of tax of $110, $8 and $1 in 2008, 2007 and 2006, respectively.
(d)

Net of tax of ($39), $159 and $66 in 2008, 2007 and 2006, respectively. Amounts represent the recognition of the 2007 gain on the sale of the remaining Lyondell Chemical Company (Lyondell) shares and the 2006 gain on the partial sale of Lyondell shares.

(e)	Net of tax of ($7), ($56) and ($102) in 2008, 2007 and 2006, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows In millions	Occidental Petroleum Corporation and Subsidiaries

For the years ended December 31,	2008	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$6,857	$5,400	$4,191
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(18)	(322)	11
Depreciation, depletion and amortization of assets	2,710	2,379	2,008
Deferred income tax provision	268	35	98
Other noncash charges to income	1,187	945	588
Gains on disposition of assets, net	(27)	(874)	(118)
Income from equity investments	(213)	(82)	(183)
Dry hole and impairment expense	244	189	115
Changes in operating assets and liabilities:
Decrease (increase) in accounts and notes receivable	1,518	(2,219)	(85)
Increase in inventories	(64)	(71)	(64)
Decrease (increase) in prepaid expenses and other assets	6	(96)	(161)
(Decrease) increase in accounts payable and accrued liabilities	(1,342)	1,807	(191)
Decrease in current domestic and foreign income taxes	(222)	(73)	(44)
Other operating, net	(275)	(358)	(234)
Operating cash flow from continuing operations	10,629	6,660	5,931
Operating cash flow from discontinued operations, net of taxes	23	138	422
Net cash provided by operating activities	10,652	6,798	6,353
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(4,664)	(3,360)	(2,857)
Sales of assets, net	27	509	982
Purchases of assets, net	(4,701)	(1,522)	(2,625)
Purchases of short-term investments	—	(10)	(177)
Sales of short-term investments	—	250	190
Sales of equity investments and available-for-sale investments	51	1,157	251
Equity investments and other, net	(170)	(141)	(124)
Investing cash flow from continuing operations	(9,457)	(3,117)	(4,360)
Investing cash flow from discontinued operations	—	(11)	(23)
Net cash used by investing activities	(9,457)	(3,128)	(4,383)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,043	127	173
Payments of long-term debt and capital lease liabilities	(96)	(1,291)	(1,066)
Proceeds from issuance of common stock	32	17	7
Purchases of treasury stock	(1,511)	(1,129)	(1,473)
Redemption of preferred stock	—	(75)	—
Cash dividends paid	(940)	(765)	(646)
Stock options exercised	11	28	46
Excess tax benefits related to share-based payments	77	43	140
Other financing, net	2	—	—
Net cash used by financing activities	(1,382)	(3,045)	(2,819)
(Decrease) increase in cash and cash equivalents	(187)	625	(849)
Cash and cash equivalents — beginning of year	1,964	1,339	2,188
Cash and cash equivalents — end of year	$1,777	$1,964	$1,339

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

In this report, "Occidental" or "the Company" refers to Occidental Petroleum Corporation, a Delaware corporation, (OPC), and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental is a multinational organization whose subsidiaries and affiliates operate in the oil and gas, chemical and midstream, marketing and other segments. The oil and gas segment explores for, develops, produces and markets crude oil, natural gas liquids (NGLs), condensate and natural gas. The chemical segment (OxyChem) manufactures and markets basic chemicals, vinyls and performance chemicals. The midstream, marketing and other segment (midstream and marketing) gathers, treats, processes, transports, stores, trades and markets crude oil, natural gas, NGLs, condensate and carbon dioxide (CO2) and generates and markets power. Unless otherwise indicated hereafter, discussion of oil or oil and liquids refers to crude oil, NGLs and condensate. In addition, discussions of oil and gas production or volumes, in general, refer to sales volumes unless context requires or it is indicated otherwise.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of OPC, its subsidiaries and its undivided interests in oil and gas exploration and production ventures. Occidental's proportionate share of oil and gas exploration and production ventures, in which it has a direct working interest, is accounted for by reporting its proportionate share of assets, liabilities, revenues, costs and cash flows within the relevant lines on the balance sheets, income statements and cash flow statements.

Certain financial statements, notes and supplementary data for prior years have been reclassified to conform to the 2008 presentation.

INVESTMENTS IN UNCONSOLIDATED ENTITIES

Investments in unconsolidated entities include both equity-method and available-for-sale investments. Amounts representing Occidental’s percentage interest in the underlying net assets of affiliates (excluding undivided interests in oil and gas exploration and production ventures) in which it does not have a majority voting interest but as to which it exercises significant influence, are accounted for under the equity method. Occidental reviews equity-method investments for impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. The amount of impairment, if any, is based on quoted market prices, where available, or other valuation techniques, including discounted cash flows.

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

REVENUE RECOGNITION

Revenue is recognized from oil and gas production when title has passed to the customer, which occurs when the product is shipped. In international locations where oil is shipped by tanker, sale is recognized when the tanker is loaded. This process occasionally causes a difference between actual production in a reporting period and sales volumes that have been recognized as revenue. Revenue from marketing and trading activities is recognized on net settled transactions upon completion of contract terms, and for physical deliveries upon title transfer. For unsettled transactions, contracts that meet specified accounting criteria are recorded at fair value. Revenue from all marketing and trading activities is reported on a net basis.

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

Realization of deferred tax assets is dependent upon Occidental generating sufficient future taxable income. Occidental expects to realize the recorded deferred tax assets, net of allowances, through future operating income and reversal of temporary differences.

The accompanying consolidated financial statements include assets of approximately $11.2 billion as of December 31, 2008, and net sales of approximately $8.8 billion for the year ended December 31, 2008, relating to Occidental’s operations in countries outside North America. Occidental operates some of its oil and gas business in countries that occasionally have experienced political instability, armed conflict, terrorism, insurgency, civil unrest, security problems, labor unrest, OPEC production restrictions, equipment import restrictions and sanctions that prevent continued operations, all of which increase Occidental's risk of loss or delayed or restricted production or may result in other adverse consequences. Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would seek compensation in the event of nationalization.

Since Occidental’s major products are commodities, significant changes in the prices of oil and gas and chemical products may have a significant impact on Occidental’s results of operations for any particular year.

Also, see "Property, Plant and Equipment" below.

CASH AND CASH EQUIVALENTS

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash. Cash equivalents totaled approximately $1.8 billion and $2.0 billion at December 31, 2008 and 2007, respectively.

SHORT-TERM INVESTMENTS

Short-term investments are recorded at fair value with any unrealized gains or losses included in accumulated other comprehensive income/loss (AOCI). Occidental sold all of its short-term investments in 2007.

INVENTORIES

For the oil and gas segment, materials and supplies are valued at the lower of average cost or market and are reviewed periodically for obsolescence. Oil inventories and natural gas trading and storage inventory are valued at the lower of cost or market.

For the chemical segment, Occidental values most of its domestic inventories, other than materials and supplies, using the last-in, first-out (LIFO) method as it better matches current costs and current revenue. For other countries, Occidental uses the first-in, first-out method (if the costs of goods are specifically identifiable) or the average-cost method (if the costs of goods are not specifically identifiable). Occidental accounts for materials and supplies using a weighted-average cost method.

PROPERTY, PLANT AND EQUIPMENT

Oil and Gas

The carrying value of Occidental’s property, plant and equipment (PP&E) is based on the cost incurred to acquire the PP&E, including any capitalized interest, net of accumulated depreciation, depletion and amortization (DD&A) and net of any impairment charges. For acquisitions of a business, PP&E cost is determined by an allocation of total purchase price to the components of PP&E based on their estimated fair values at the date of acquisition. Interest costs incurred in connection with major capital expenditures are capitalized and amortized over the lives of the related assets (see Note 17).

Occidental uses the successful efforts method to account for its oil and gas properties. Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Occidental's practice is to expense the costs of such exploratory wells if a determination of proved reserves has not been made within a twelve-month period after drilling is complete. Occidental has no proved oil and gas reserves for which the determination of commercial viability is subject to the completion of major additional capital expenditures. Annual lease rentals and geological, geophysical and seismic costs are expensed as incurred.

The following table summarizes the activity of capitalized exploratory well costs for the years ended December 31:

In millions	2008	2007	2006
Balance — Beginning of Year	$17	$46	$46
Additions to capitalized exploratory well costs pending the determination of proved reserves	69	18	24
Reclassifications to property, plant and equipment based on the determination of proved reserves	(3)	(5)	(23)
Capitalized exploratory well costs charged to expense	(15)	(42)	(1)
Balance — End of Year	$68	$17	$46

Proved oil and gas reserves are the estimated quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, can be recovered in future years from known reservoirs under existing economic and operating conditions considering future production and development costs. Depreciation and depletion of oil and gas producing properties is determined by the unit-of-production method.

A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties. At December 31, 2008, the net capitalized costs attributable to unproved properties were $2.3 billion. The unproved amounts are not subject to DD&A or impairment until a determination is made as to the existence of proved reserves. As exploration and development work progresses, if reserves on these properties are proved, capitalized costs attributable to the properties will be subject to depreciation and depletion. If the exploration and development work were to be unsuccessful, or management's plans changed with respect to these properties, as a result of economic, operating or contractual conditions, the capitalized costs of the related properties would be expensed in the period in which the determination was made. The timing of any writedowns of these unproved properties, if warranted, depends upon management's plans and the nature, timing and extent of future exploration and development activities and their results. Occidental believes its current plans and exploration and development efforts will allow it to realize its unproved property balance.

Additionally, Occidental performs impairment tests with respect to its proved properties generally when prices decline other than temporarily, reserve estimates change significantly or other significant events occur that may impact the ability to realize the recorded asset amounts. Impairment tests incorporate a number of assumptions involving expectations of future cash flows, which can change significantly over time. These assumptions include estimates of future product prices, which Occidental bases on forward price curves, estimates of oil and gas reserves and estimates of future expected operations and development costs. Current pricing, coupled with a sustained high production cost environment, could cause management's plans to change, with respect to unproved properties, and could cause the carrying values of proved properties to be unrealizable.

Chemical

The most critical accounting policy affecting Occidental's chemical assets is the determination of the estimated useful lives of its PP&E. Occidental’s chemical plants are depreciated using either the unit-of-production or straight-line method, based upon the estimated useful lives of the facilities. The estimated useful lives of Occidental’s chemical assets, which range from three years to 50 years, are used to compute depreciation expense and are also used for impairment tests. The estimated useful lives used for the chemical facilities are based on the assumption that Occidental will provide an appropriate level of annual expenditures to ensure productive capacity is sustained. Without these continued expenditures, the useful lives of these plants could decrease significantly. Other factors that could change the estimated useful lives of Occidental’s chemical plants include sustained higher or lower product prices, which are particularly affected by both domestic and foreign competition, demand, feedstock costs, energy prices, environmental regulations and technological changes.

Occidental performs impairment tests on its assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets.

Midstream and Marketing

Occidental’s midstream and marketing assets are depreciated using either the unit-of-production or straight-line method, based upon the estimated useful lives of the assets.

Occidental performs impairment tests on its assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets.

ACCRUED LIABILITIES — CURRENT

Accrued liabilities include accrued payroll, commissions and related expenses of $352 million and $288 million at December 31, 2008 and 2007, respectively.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Occidental records environmental reserves for estimated remediation costs that relate to existing conditions from past operations when environmental remediation efforts are probable and the costs can be reasonably estimated. In determining the reserves and the range of reasonably possible additional loss, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements. Occidental bases environmental reserves on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective. Occidental periodically reviews reserves and adjusts them as new information becomes available. Occidental records environmental reserves on a discounted basis only when the aggregate amount and the timing of cash payments are reliably determinable at the time the reserves are established. The reserve methodology with respect to discounting for a specific site is not modified once it has been established. Occidental generally records reimbursements or recoveries of environmental remediation costs in income when received. As of December 31, 2008, 2007 and 2006, Occidental has not accrued any reimbursements or recoveries.

Many factors could affect Occidental’s future remediation costs and result in adjustments to its environmental reserves and range of reasonably possible additional loss. The most significant are: (1) cost estimates for remedial activities may be inaccurate; (2) the length of time, type or amount of remediation necessary to achieve the remedial objective may change due to factors such as site conditions, the ability to identify and control contaminant sources or the discovery of additional contamination; (3) the regulatory agency may ultimately reject or modify Occidental’s proposed remedial plan; (4) improved or alternative remediation technologies may change remediation costs; and (5) laws and regulations may impose more or less stringent remediation requirements or affect cost sharing or allocation of liability.

At sites involving multiple parties, Occidental provides environmental reserves based upon its expected share of liability. Occidental evaluates the financial viability of other parties with whom it is alleged to be jointly liable, the degree of their commitment to participate and the consequences to Occidental of their failure to participate when estimating Occidental's ultimate share of liability. Based on these factors, Occidental believes that it will not be required to assume a share of liability of such other potentially responsible parties in an amount that would have a material effect on Occidental’s consolidated financial position, liquidity or results of operations.

Most cost-sharing arrangements with other parties fall into one of the following three categories: (1) environmental proceedings that result in a negotiated or prescribed allocation of remediation costs among Occidental and other alleged potentially responsible parties; (2) oil and gas ventures in which each participant pays its proportionate share of remediation costs reflecting its working interest; or (3) contractual arrangements, typically relating to purchases and sales of properties, in which the parties to the transaction agree to methods of allocating remediation costs.

In all three of these categories, Occidental records reserves at its expected net cost of remedial activities.

In addition to the costs of investigations and cleanup measures, which often take in excess of ten years at Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) National Priorities List (CERCLA NPL) sites, Occidental’s reserves include management’s estimates of the costs to operate and maintain remedial systems. If remedial systems are modified over time in response to significant changes in site-specific data, laws, regulations, technologies or engineering estimates, Occidental reviews and adjusts its reserves accordingly.

ASSET RETIREMENT OBLIGATIONS

In the period in which an asset retirement obligation is incurred and becomes reasonably estimable, Occidental recognizes the fair value of the liability if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of its useful life. The liability amounts are based on future retirement cost estimates and incorporate many assumptions such as time to abandonment, technological changes, future inflation rates and the adjusted risk-free rate of interest. When the liability is initially recorded, Occidental capitalizes the cost by increasing the related PP&E balances. Over time, the liability is increased and expense is recognized for changes in its present value, and the initial capitalized cost is depreciated over the useful life of the asset. No market risk premium has been included in Occidental’s liability since no reliable estimate can be made at this time.

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

The following table summarizes the activity of the asset retirement obligation, of which $480 million and $445 million is included in deferred credits and other liabilities - other, with the remaining current portion in accrued liabilities at December 31, 2008 and 2007, respectively.

For the years ended December 31, (in millions)	2008	2007
Beginning balance	$471	$362
Liabilities incurred	38	31
Liabilities settled	(30)	(17)
Accretion expense	30	23
Acquisitions and other	45	9
Revisions to estimated cash flows	(33)	63
Ending balance	$521	$471

DERIVATIVE INSTRUMENTS

Derivative instruments are carried at fair value. Occidental applies either fair value or cash flow hedge accounting when transactions meet specified criteria for hedge accounting treatment. If a derivative does not qualify as a hedge or is not designated as a hedge, any fair value gains or losses are recognized in earnings. If the derivative qualifies for hedge accounting and is designated and documented as a hedge, the gain or loss on the derivative is either recognized in income with an offsetting adjustment to the basis of the item being hedged for fair value hedges, or deferred in OCI to the extent the hedge is effective for cash flow hedges. Cash flow hedge-realized gains and losses, and any ineffectiveness, are classified within the net sales line item. Gains and losses are reported net in the income statement and are also netted on the balance sheets when a right of offset exists.

A hedge is regarded as highly effective and qualifies for hedge accounting if, at inception and throughout its life, it is expected that changes in the fair value or cash flows of the hedged item are almost fully offset by the changes in the fair value or changes in cash flows of the hedging instrument and actual effectiveness is within a range of 80 to 125 percent. In the case of hedging a forecasted transaction, the transaction must be probable and must present an exposure to variations in cash flows that could ultimately affect reported net income or loss. Occidental discontinues hedge accounting when it determines that a derivative has ceased to be highly effective as a hedge; when the derivative expires, or is sold, terminated, or exercised; when the hedged item matures or is sold or repaid; or when a forecasted transaction is no longer deemed probable.

FINANCIAL INSTRUMENTS FAIR VALUE

The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. The carrying value of other on-balance-sheet financial instruments, other than fixed-rate debt, approximates fair value, and the cost, if any, to terminate off-balance-sheet financial instruments is not significant.

STOCK-BASED INCENTIVE PLANS

Occidental has established several shareholder-approved stock-based incentive plans for certain employees (Plans) that are more fully described in Note 12. A summary of Occidental’s accounting policy under each Plan follows below.

For restricted stock units (RSUs), performance restricted share units (PRSUs) and cash-settled share units (CSSUs), compensation expense is measured on the grant date using the quoted market price of Occidental’s common stock. For stock options (Options), stock-settled stock appreciation rights (SARs), performance stock awards (PSAs) and total shareholder return incentives (TSRIs), compensation expense is measured on the grant date using valuation models. Compensation expense for RSUs, PRSUs, Options, stock-settled SARs, CSSUs, PSAs and TSRIs is recognized on a straight-line basis over the requisite service periods, which is generally over the awards’ respective vesting or performance periods. In addition, for PSAs and TSRIs, every quarter until vesting, the cash-settled portion is revalued using valuation models and the stock-settled portion is adjusted for any change in the number of shares expected to be issued based on the performance criteria. For PRSUs, compensation expense is adjusted quarterly for any change in the number of shares expected to be issued based on the performance criteria. For CSSUs, changes in fair value of the market price of Occidental common stock after the grant date until the date of vesting are recognized in periodic compensation expense. For cash-settled SARs issued prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is initially measured on the grant date using a valuation model and is then recorded on the accelerated amortization method over the vesting period. Changes in the fair value between the date of grant and the date when the cash-settled SARs are exercised are recognized as compensation expense. Occidental recognizes compensation expense for all graded vesting awards issued subsequent to the adoption of SFAS No. 123(R) on the straight-line method.

SUPPLEMENTAL CASH FLOW INFORMATION

Taxes paid were as follows:

For the years ended December 31, (in millions)	2008	2007	2006
U.S. income taxes from continuing operations	$1,889	$1,386	$1,542
Foreign income taxes from continuing operations	2,617	2,116	1,711
Total income taxes from continuing operations	$4,506	$3,502	$3,253

Net cash payments for federal, state and foreign income paid by discontinued operations	$7	$17	$102
Production taxes	$341	$244	$214
Property and other taxes	$249	$219	$268

Interest paid totaled approximately $84 million, $307 million and $266 million for the years 2008, 2007 and 2006, respectively. See Note 2 for detail of noncash investing and financing activities regarding certain acquisitions.

FOREIGN CURRENCY TRANSACTIONS

The functional currency applicable to all of Occidental’s foreign oil and gas operations is the U.S. dollar since cash flows are denominated principally in U.S. dollars. Occidental’s chemical operations in Brazil use the Real as the functional currency. Exchange-rate changes on transactions denominated in non-U.S. dollar functional currencies generated a gain of $91 million in 2008 and losses of $18 million and zero in 2007 and 2006, respectively.

NOTE 2    BUSINESS COMBINATIONS AND ASSET ACQUISITIONS AND DISPOSITIONS

2008

In February 2008, Occidental purchased from Plains Exploration & Production Company (Plains) a 50-percent interest in oil and gas properties in the Permian Basin and western Colorado for approximately $1.5 billion in cash. In December 2008, Occidental purchased the remainder of Plains’ interests in the same assets for $1.2 billion in cash.

In June 2008, Occidental signed an agreement for a third party to construct a west Texas gas processing plant and pipeline infrastructure that will provide carbon dioxide (CO2) for Occidental’s enhanced oil recovery projects in the Permian Basin. Occidental will own and operate the new facility and pipeline system.

In June 2008, Occidental and its partner signed 30-year agreements (including a potential 5-year extension) with the Libyan National Oil Company (NOC) to upgrade its existing petroleum contracts in Libya. The new agreements increased Occidental's after-tax economic returns while allowing NOC and Occidental to design and implement major field redevelopment and exploration programs in the Sirte Basin. Occidental will contribute 37.5 percent of the development capital. Under these contracts, Occidental will pay $750 million as its share of a signature bonus. Occidental made its first payment in the amount of $450 million in June 2008. Occidental's remaining annual payments of $150 million each, are due in each of the next two years.

In July 2008, Occidental purchased a 15-percent interest in the Joslyn Oil Sands Project (Joslyn) in northern Alberta, Canada, for approximately $500 million in cash.

In August 2008, Occidental purchased a minority interest in a North American oil and gas pipeline entity for approximately $330 million in cash.

In October 2008, Occidental announced the signing of the preliminary agreement with Abu Dhabi National Oil Company to appraise and develop the Jarn Yaphour and Ramhan oil and gas fields in the Emirate of Abu Dhabi. Occidental will operate both fields and hold a 100-percent interest in the newly created concessions.

2007

In January 2007, Occidental sold its 50-percent joint venture interest in Russia for an after-tax gain of approximately $412 million.

In June 2007, Occidental completed a fair value exchange under which BP p.l.c. (BP) acquired Occidental's oil and gas interests in Horn Mountain and received cash. Occidental acquired oil and gas interests in the Permian Basin and a gas processing plant in Texas from BP. Occidental also purchased for cash BP's west Texas pipeline system and, in a separate transaction, Occidental sold its oil and gas interests in Pakistan to BP. As a result of these transactions, both the Horn Mountain and Pakistan operations were classified as discontinued operations for all periods presented. Net revenues and pre-tax income for discontinued operations related to Pakistan and Horn Mountain were $193 million and $469 million (including after-tax disposal gains of $230 million) in 2007 and $486 million and $359 million in 2006. The assets and liabilities of Horn Mountain and Pakistan are classified as assets of discontinued operations and liabilities of discontinued operations on the consolidated balance sheet. At December 31, 2006, asset and liabilities of discontinued operations related to Horn Mountain and Pakistan were $162 million and $14 million, respectively, which were mainly comprised of PP&E and asset retirement obligations.

In September 2007, Occidental sold exploration properties in West Africa and recorded a pre-tax gain of $103 million.

2006

In January 2006, Occidental completed the merger of Vintage Production, Inc. (Vintage) into a wholly owned Occidental subsidiary. As a result, Occidental acquired assets in Argentina, California, Yemen, Bolivia and the Permian Basin in Texas. Occidental paid approximately $1.3 billion in cash to former Vintage shareholders, issued approximately 56 million shares of Occidental common stock, which were valued at $2.1 billion, and assumed Vintage’s debt, which had an estimated fair market value of $585 million at closing.

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

Certain Vintage assets and their related liabilities were classified as held for sale as part of the allocation of the purchase price, and were subsequently sold in 2006 for $1.0 billion with no gain or loss recorded. The results of operations for the assets that were held for sale and sold are not included in the revenue, cost or production amounts and were treated as discontinued operations. Net revenues and pre-tax income for discontinued operations related to these Vintage assets for the year ended December 31, 2006, were $869 million and $237 million, respectively.

In May 2006, Ecuador terminated Occidental's contract for the operation of Block 15, which comprised all of its oil producing operations in the country, and seized Occidental's Block 15 assets. As a result of the seizure, Occidental classified its Block 15 operations as discontinued operations. In 2006, Occidental recorded a net after-tax charge of $296 million in discontinued operations. This amount consists of after-tax charges for the write-off of the investment in Block 15 in Ecuador, as well as ship-or-pay obligations entered into with respect to the Oleoducto de Crudos Pesados Ltd. (OCP) pipeline in Ecuador to ship oil produced in Block 15, partially offset by $109 million of after-tax income from operations for the first five months of 2006.

Occidental’s Block 15 assets and liabilities are classified as assets and liabilities of discontinued operations on the consolidated balance sheet on a retrospective application basis. At December 31, 2008 and 2007, liabilities of discontinued operations related to Ecuador were $263 million and $292 million, respectively, which mainly consisted of the ship-or-pay obligations to the OCP pipeline. Net revenues and pre-tax income (loss) for discontinued operations related to Ecuador for the year ended December 31, 2006 were $275 million and $(529) million, including a pre-tax write-off of $(673) million.

In September 2006, Occidental acquired oil and gas assets located in the Permian Basin in West Texas and California from Plains for approximately $859 million in cash.

NOTE 3    ACCOUNTING CHANGES

FUTURE ACCOUNTING CHANGES

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations, and is effective for business combinations which occur starting with the first fiscal year beginning on or after December 15, 2008.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." This statement provides new accounting guidance and disclosure and presentation requirements for noncontrolling interests in an entity. SFAS No. 160 is effective for the first fiscal year beginning on or after December 15, 2008. Occidental does not expect the effect of this statement on its financial statements to be material.

SFAS NO. 161

In March 2008, the FASB issued SFAS No. 161, which provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. Occidental does not expect the effect of this statement on its financial statements to be material.

FSP EITF Issue No. 03-6-1

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-6-1. This FSP concluded that instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic earnings per share (EPS) under the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 with prior period retrospective application. Occidental does not expect the effect of this FSP on its financial statements to be material.

FSP SFAS No. 132(R)-1

In December 2008, the FASB issued FSP SFAS No. 132(R)-1. This FSP requires companies to enhance disclosures related to the assets held in defined benefit plans and other post-retirement benefits. The Company will be required to provide greater detail as to the categories of plan assets as well as the level within the fair value hierarchy discussed in SFAS No. 157, in which the plan assets fall. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. Occidental does not expect the effect of this FSP on its financial statements to be material.

RECENTLY ADOPTED ACCOUNTING CHANGES

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, which allows companies to measure certain individually selected financial instruments at fair value. SFAS No. 159 is effective for financial statements issued for periods beginning after November 15, 2007. Since Occidental did not elect the fair value option on any qualifying financial instruments at any time during 2008, this statement has had no impact on Occidental’s financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for periods beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, which defers the effective date of SFAS No. 157 for non-financial assets and liabilities that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. Occidental adopted the non-deferred portion of SFAS No. 157 on January 1, 2008 on a prospective basis. See Note 11 for further information. In October 2008, the FASB issued FSP FAS 157-3, which became effective immediately and clarified the application of SFAS No. 157 in a market that is not active. The adoption of FSP FAS 157-3 has not had a material impact on Occidental’s financial statements.

NOTE 4    INVENTORIES

Net carrying values of inventories valued under the LIFO method were approximately $166 million and $190 million at December 31, 2008 and 2007, respectively. Inventories consisted of the following:

Balance at December 31, (in millions)	2008	2007
Raw materials	$123	$92
Materials and supplies	412	349
Finished goods	494	571
	1,029	1,012
LIFO reserve	(71)	(102)
Total	$958	$910

NOTE 5    LONG-TERM DEBT

Long-term debt consisted of the following:

Balance at December 31, (in millions)	2008	2007
Occidental Petroleum Corporation
7.0% senior notes due 2013	$1,000	$—
6.75% senior notes due 2012	368	368
4.25% medium-term senior notes due 2010	227	227
8.45% senior notes due 2029	116	116
9.25% senior debentures due 2019	116	116
10.125% senior debentures due 2009	91	96
7.2% senior debentures due 2028	82	82
8.75% medium-term notes due 2023	22	22
11.125% senior notes due 2010	12	12
8.1% medium-term notes due 2008	—	10
	2,034	1,049
Subsidiary Debt
Dolphin Energy loans due 2009 (3.915% as of December 31, 2008 and 5.78% as of December 31, 2007)	600	588
0.81% to 1.2% unsecured notes due 2011 through 2018	115	140
	2,749	1,777
Less:
Unamortized discount, net	(9)	(1)
Current maturities	(691)	(35)
Total	$2,049	$1,741

In October 2008, Occidental issued $1 billion of 7-percent senior notes receiving $985 million of net proceeds. Interest on the notes will be payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2009. The notes will mature on November 1, 2013.

In September 2006, Occidental amended and restated its $1.5 billion bank credit (Credit Facility) to, among other things, lower the interest rate and extend the term to September 2011. In September 2007, participating lenders extended the maturity date on $1.4 billion of aggregate loan commitments under the Credit Facility to September 2012. The Credit Facility provides for the termination of the loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur or if Occidental files for bankruptcy. Occidental did not draw down any amounts under the Credit Facility during 2008. Available but unused lines of committed bank credit totaled approximately $1.5 billion at December 31, 2008.

None of Occidental's committed bank credits contain material adverse change (MAC) clauses or debt rating triggers that could restrict Occidental's ability to borrow under these lines. Occidental's credit facilities and debt agreements do not contain rating triggers that could terminate bank commitments or accelerate debt in the event of a ratings downgrade. Up to $350 million of the Credit Facility is available in the form of letters of credit. Borrowings under the Credit Facility bear interest at various benchmark rates, including LIBOR, plus a margin based on Occidental's senior debt ratings. Additionally, Occidental paid an annual facility fee of 0.05 percent to 0.06 percent in 2008 on the total commitment amount, which was based on Occidental's senior debt ratings.

In May 2007, Occidental redeemed all $276 million of the outstanding principal amount of its 8.25-percent Vintage senior notes due 2012. In January 2007, Occidental completed cash tender offers for portions of various debt instruments totaling $659 million in principal amount. The redemption and repurchases resulted in a pre-tax interest expense of $167 million.

In 2006, Occidental recorded $35 million of pre-tax charges to redeem all of its outstanding 7.375-percent senior notes due 2008 and all of its 7.875-percent Vintage senior subordinated notes due 2011 and to purchase in the open market and retire various amounts of Occidental and Vintage senior notes and unsecured subsidiary notes.

At December 31, 2008, minimum principal payments on long-term debt subsequent to December 31, 2008, aggregated $2,749 million, of which $691 million is due in 2009, $239 million in 2010, $68 million in 2011, $368 million in 2012, $1,000 million in 2013, zero in 2014 and $383 million thereafter.

As of December 31, 2008, under the most restrictive covenants of certain financing agreements, Occidental's capacity for additional unsecured borrowing was approximately $65.3 billion and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $25.1 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowings.

Occidental estimates the fair value of its long-term debt based on the quoted market prices for the same or similar issues or on the yields offered to Occidental for debt of similar rating and similar remaining maturities. The estimated fair values of Occidental’s debt, at December 31, 2008 and 2007, were approximately $2.9 billion and $1.9 billion, respectively, compared with carrying values of approximately $2.7 billion and $1.8 billion, respectively.

NOTE 6    LEASE COMMITMENTS

The present value of minimum capital lease payments, net of the current portion, totaled $25 million at both December 31, 2008 and 2007. These amounts are included in other liabilities.

Operating and capital lease agreements, which include leases for manufacturing facilities, office space, railcars and tanks, frequently include renewal or purchase options and require Occidental to pay for utilities, taxes, insurance and maintenance expense.

At December 31, 2008, future net minimum lease payments for capital and noncancelable operating leases (excluding oil and gas and other mineral leases, utilities, taxes, insurance and maintenance expense) were the following:

In millions	Capital	Operating	(a)
2009	$1	$154
2010	1	122
2011	1	99
2012	1	74
2013	1	60
Thereafter	27	670
Total minimum lease payments	32	$1,179
Less:
Imputed interest	7
Present value of minimum capital lease payments, net of current portion	$25
(a)

At December 31, 2008, these operating lease payments are net of sublease rental amounts of $44 million, which are to be received as follows (in millions): 2009—$10, 2010—$8, 2011—$8, 2012—$8, 2013—$7 and thereafter—$3.

Rental expense for operating leases, net of sublease rental income, was $178 million in 2008, $196 million in 2007 and $199 million in 2006. Rental expense was net of sublease income of $7 million in 2008, 2007 and 2006, respectively.

NOTE 7    DERIVATIVE ACTIVITIES

Occidental is exposed to risk that is inherent with changing commodity prices. In order to mitigate price risk, Occidental, from time to time, enters into derivative transactions. A derivative is an instrument that, among other characteristics, derives its value from changes in another instrument or variable.

In general, the fair value recorded for derivative instruments is based on quoted market prices, dealer quotes and the Black Scholes or similar valuation models.

General

Occidental’s results are sensitive to fluctuations in oil and natural gas prices.

Marketing and Trading Operations

Occidental periodically uses different types of derivative instruments to achieve the best prices for oil and gas. Derivatives have been used by Occidental to reduce its exposure to price volatility on a small portion of its production. Occidental enters into low-risk marketing and trading activities through its separate marketing organization, which operates under established policy controls and procedures. Occidental's marketing and trading operations utilize a combination of futures, forwards, options and swaps to mitigate the price risk associated with various physical transactions.

Production Hedges

Occidental holds a series of collar agreements that qualify as cash-flow hedges for the sale of a small portion of its crude oil production. These agreements continue to the end of 2011. The 2008 volume that was hedged was less than 3 percent of Occidental’s 2008 crude oil production.

Fair Value of Marketing and Trading Derivative Contracts

The following tables show the changes in the net fair value of Occidental’s marketing and trading derivative contracts, a portion of which are hedges, during 2008 and 2007.

In millions	2008	2007
Fair value of contracts outstanding at beginning of year – unrealized losses	$(576)	$(355)
Losses on contracts realized or otherwise settled during the year	101	106
Changes in fair value attributable to changes in valuation techniques and assumptions	(1)	—
Gains (losses) or other changes in fair values (a)	337	(327)
Fair value of contracts outstanding at end of year – unrealized losses	$(139)	$(576)
(a)	Primarily relates to price changes on existing production hedges.

INTEREST RATE RISK

Occidental’s exposure to changes in interest rates relates primarily to its long-term debt obligations, and is not expected to be material.

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

FOREIGN CURRENCY RISK

Occidental’s foreign operations have currency risk. Occidental manages its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes. Most international crude oil sales are denominated in U.S. dollars. Additionally, all of Occidental’s consolidated foreign oil and gas subsidiaries have the U.S. dollar as the functional currency. As of December 31, 2008 and 2007, Occidental had not entered into any foreign currency derivative instruments. The effect of exchange rates on transactions in foreign currencies is included in periodic income.

DERIVATIVE AND FAIR VALUE DISCLOSURES

The following table summarizes net after-tax derivative activity recorded in AOCI:

In millions	2008	2007
Beginning Balance	$(441)	$(259)
Gains (losses) from changes in cash flow hedges	207	(243)
Losses reclassified to income	84	61
Ending Balance	$(150)	$(441)

During the next twelve months, Occidental expects that approximately $48 million of net derivative after-tax gains included in AOCI, based on their valuation as of December 31, 2008, will be reclassified into earnings. Hedge ineffectiveness did not have a material impact on earnings for the years ended December 31, 2008, 2007 and 2006. See Note 15 for further information regarding derivative financial instruments included in the consolidated balance sheets.

NOTE 8    ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Occidental’s operations are subject to stringent federal, state, local and foreign laws and regulations relating to improving or maintaining environmental quality. Occidental’s environmental compliance costs have generally increased over time and could continue to rise in the future. Occidental factors environmental expenditures for its operations into its business planning process as an integral part of producing quality products responsive to market demand.

ENVIRONMENTAL REMEDIATION

The laws that require or address environmental remediation, including CERCLA and similar federal, state, local and foreign laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. OPC or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures involving removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.

As of December 31, 2008, Occidental participated in or monitored remedial activities or proceedings at 166 sites. The following table presents Occidental’s environmental remediation reserves as of December 31, 2008, 2007 and 2006, the current portion of which is included in accrued liabilities ($68 million in 2008, $69 million in 2007 and $79 million in 2006) and the remainder in deferred credits and other liabilities — other ($371 million in 2008, $388 million in 2007 and $333 million in 2006). The reserves are grouped in the following four categories of environmental remediation sites: (1) sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA NPL; (2) other third-party sites; (3) Occidental-operated sites; and (4) Occidental's closed or non-operated sites.

$ amounts in millions	2008		2007		2006
	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance
CERCLA NPL sites	40	$60	39	$81	37	$77
Other third-party sites	76	117	79	124	84	123
Occidental-operated sites	19	127	18	121	20	138
Occidental's closed or non-operated sites	31	135	27	131	25	74
Total	166	$439	163	$457	166	$412

As of December 31, 2008, Occidental’s environmental reserves exceeded $10 million each at 14 of the 166 sites described above, and 115 of the sites had reserves from $0 to $1 million each.

As of December 31, 2008, two landfills in western New York owned by Occidental accounted for 65 percent of its reserves associated with CERCLA NPL sites. Maxus Energy Corporation has retained the liability and indemnified Occidental for 17 of the remaining 38 CERCLA NPL sites.

As of December 31, 2008, Maxus has also retained the liability and indemnified Occidental for 14 of the 76 other third-party sites. Two of the remaining 62 other third-party sites — a former copper mining and smelting operation in Tennessee and an active refinery in Louisiana where Occidental reimburses the current owner and operator for certain remedial activities — accounted for 60 percent of Occidental’s reserves associated with these sites.

Five sites — chemical plants in Kansas, Louisiana and New York and two groups of oil and gas properties in the southwestern United States — accounted for 71 percent of Occidental's reserves associated with its operated sites. Five other sites — former chemical plants in Delaware, Michigan, Tennessee and Washington and a closed coal mine in Pennsylvania — accounted for 71 percent of Occidental’s reserves associated with its closed or non-operated sites.

The following table shows environmental reserve activity for the past three years:

In millions	2008	2007	2006
Balance - Beginning of Year	$457	$412	$418
Remediation expenses and interest accretion	29	108	48
Changes from acquisitions/dispositions	25	5	17
Payments	(72)	(68)	(71)
Balance - End of Year	$439	$457	$412

Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years. Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $400 million. For management’s opinion with respect to environmental matters, refer to Note 9.

ENVIRONMENTAL COSTS

Occidental’s environmental costs, some of which may include estimates, are shown below for each segment for the years ended December 31:

In millions	2008	2007	2006
Operating Expenses
Oil and Gas	$127	$99	$87
Chemical	85	80	73
Midstream and Marketing	20	9	8
	$232	$188	$168
Capital Expenditures
Oil and Gas	$104	$55	$51
Chemical	18	14	25
Midstream and Marketing	6	4	4
	$128	$73	$80
Remediation Expenses
Corporate	$28	$107	$47

Operating expenses are incurred on a continual basis. Capital expenditures relate to longer-lived improvements in currently operating properties. Remediation expenses relate to existing conditions from past operations.

NOTE 9    LAWSUITS, CLAIMS, COMMITMENTS, CONTINGENCIES AND RELATED MATTERS

OPC or certain of its subsidiaries are named, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. OPC or certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies. With respect to all such lawsuits, claims and proceedings, including environmental proceedings, Occidental accrues reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

Lawsuits have been filed in Nicaragua against OxyChem and other companies that once manufactured or used a pesticide, dibromochloropropane (DBCP). These lawsuits claim damages of several billion dollars for alleged personal injuries. In the opinion of management, the claims against OxyChem are without merit because, among other things, the DBCP it manufactured was never sold or used in Nicaragua. In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in these cases. Nicaraguan courts have entered judgments of approximately $900 million against four defendants, including OxyChem. Under Nicaraguan law, the judgments would be shared equally among the defendants. The plaintiffs attempted to enforce one judgment in Miami. In January 2009, the federal district court in Miami granted summary judgment in favor of OxyChem and refused to enforce the judgment. OxyChem has no assets in Nicaragua and, in the opinion of management, no such Nicaraguan judgment would be enforceable in the United States.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. While the audits for taxable years through 2007 have concluded for U.S. federal income tax purposes, the 2008 taxable year is currently under audit by the U.S. Internal Revenue Service pursuant to its compliance assurance program (CAP). Foreign government tax authorities are in various stages of auditing Occidental, and income taxes for taxable years from 2000 through 2008 remain subject to examination in certain jurisdictions. During the course of such audits, disputes have arisen and other disputes may arise as to facts and matters of law.

Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling rigs and services, electrical power, steam and certain chemical raw materials. Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities. At December 31, 2008, commitments for major fixed and determinable capital expenditures during 2009 and thereafter were approximately $1.1 billion.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2008, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

The ultimate amount of losses and the timing of any such losses that OPC and its subsidiaries may incur resulting from currently outstanding lawsuits, claims and proceedings, audits, commitments, contingencies and related matters cannot be determined reliably at this time. If these matters were ultimately resolved unfavorably at amounts substantially exceeding Occidental’s reserves, an outcome not currently expected, it is possible that such outcome could have a material adverse effect upon Occidental’s consolidated financial position or results of operations. However, after taking into account reserves, management does not expect the ultimate resolution of any of these matters to have a material adverse effect upon Occidental’s consolidated financial position or results of operations.

NOTE 10    DOMESTIC AND FOREIGN INCOME TAXES

The domestic and foreign components of income from continuing operations before domestic and foreign income taxes were as follows:

For the years ended December 31, (in millions)	Domestic	Foreign	Total
2008	$5,923	$5,545	$11,468
2007	$4,604	$3,981	$8,585
2006	$4,281	$3,275	$7,556

The provisions (credits) for domestic and foreign income taxes on continuing operations consisted of the following:

For the years ended December 31, (in millions)	U.S. Federal	State and Local	Foreign	Total
2008
Current	$1,558	$166	$2,637	$4,361
Deferred	435	29	(196)	268
	$1,993	$195	$2,441	$4,629
2007
Current	$1,371	$125	$1,976	$3,472
Deferred	48	14	(27)	35
	$1,419	$139	$1,949	$3,507
2006
Current	$1,370	$114	$1,772	$3,256
Deferred	154	(13)	(43)	98
	$1,524	$101	$1,729	$3,354

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

The following is a reconciliation, stated as a percentage of pre-tax income, of the United States statutory federal income tax rate to Occidental’s effective tax rate on income from continuing operations:

For the years ended December 31,	2008	2007	2006
United States federal statutory tax rate	35%	35%	35%
Operations outside the United States	6	6	8
State taxes, net of federal benefit	1	1	1
Other	(2)	(1)	—
Tax rate provided by Occidental	40%	41%	44%

The tax effects of temporary differences resulting in deferred income taxes at December 31, 2008 and 2007 were as follows:

	2008		2007
Tax effects of temporary differences (in millions)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, plant and equipment differences	$16	$3,646	$180	$3,541
Environmental reserves	177	—	186	—
Postretirement benefit accruals	296	—	243	—
Deferred compensation and benefits	240	—	259	—
Asset retirement obligations	159	—	136	—
Derivatives	64	—	218	—
Foreign tax credit carryforward	423	—	242	—
State income taxes	85	—	71	—
All other	409	205	459	251
Subtotal	1,869	3,851	1,994	3,792
Valuation allowance	(478)	—	(296)	—
Total deferred taxes	$1,391	$3,851	$1,698	$3,792

Included in total deferred tax assets was a current portion aggregating $200 million and $230 million as of December 31, 2008 and 2007, respectively, that was reported in prepaid expenses and other. Total deferred tax assets were $1.4 billion and $1.7 billion as of December 31, 2008 and 2007, respectively, the noncurrent portion of which is netted against deferred tax liabilities.

Occidental has, as of December 31, 2008, foreign tax credit carryforwards of $423 million, which expire in varying amounts through 2018 and various state operating loss carryforwards, which have varying carryforward periods through 2025. Occidental establishes a valuation allowance against net operating losses and other deferred tax assets to the extent it believes future benefit from these assets will not be realized in the statutory carryforward periods. Substantially all of Occidental's valuation allowance is provided for foreign and state tax credit carryforwards.

A deferred tax liability has not been recognized for temporary differences related to unremitted earnings of certain consolidated foreign subsidiaries aggregating approximately $4.8 billion at December 31, 2008, as it is Occidental’s intention, generally, to reinvest such earnings permanently. If the earnings of these foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $60 million would be required, assuming utilization of available foreign tax credits.

The discontinued operations include an income tax charge of $29 million in 2008, a charge of $141 million in 2007 and a benefit of $92 million in 2006.

Additional paid-in capital was credited $77 million in 2008, $43 million in 2007 and $140 million in 2006 for an excess tax benefit from the exercise of certain stock-based compensation awards.

Occidental adopted FASB Interpretation No. 48 effective January 1, 2007. As of December 31, 2008, Occidental had liabilities for unrecognized tax benefits of approximately $62 million included in deferred credits and other liabilities – other, all of which, if subsequently recognized, would have affected Occidental’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the years ended December 31, (in millions)	2008	2007
Balance at January 1,	$83	$77
Additions based on tax positions related to the current year	57	13
Reductions based on tax positions related to prior years and settlements	(78)	(7)
Balance at December 31,	$62	$83

Occidental continues to recognize an estimate of potential interest and penalties related to liabilities for unrecognized tax benefits in the provisions for domestic and foreign income and other taxes and these amounts were not material for the years ended December 31, 2008, 2007 and 2006.

Occidental is subject to audit by various tax authorities in varying periods. See Note 9 for a discussion of these matters.

It is unlikely that Occidental’s liabilities for unrecognized tax benefits related to existing matters would increase or decrease within the next twelve months by a material amount. Occidental cannot reasonably estimate a range of potential changes in such benefits due to the unresolved nature of the various audits.

NOTE 11    STOCKHOLDERS' EQUITY

The following is an analysis of common stock issuances:

(shares in thousands)	Common Stock
Balance, December 31, 2005	804,430
Issued	57,257
Options exercised and other, net	8,992
Balance, December 31, 2006	870,679
Issued	2,933
Options exercised and other, net	3,512
Balance, December 31, 2007	877,124
Issued	2,018
Options exercised and other, net	2,281
Balance, December 31, 2008	881,423

In May 2006, Occidental amended its Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 1.1 billion. The par value per share remained unchanged.

TREASURY STOCK

In February and July 2008, Occidental increased the number of shares authorized for its share repurchase program from 55 to 75 million and 75 to 95 million, respectively. Additionally, Occidental purchased shares from the trustee of its defined contribution savings plan during the years ended December 31, 2008, 2007 and 2006.

In 2008, 2007 and 2006, Occidental purchased 19.8 million, 20.6 million and 30.6 million shares, respectively, under the programs at an average cost of $76.33, $54.75 and $48.20 per share, respectively.

NONREDEEMABLE PREFERRED STOCK

Occidental has authorized 50,000,000 shares of preferred stock with a par value of $1.00 per share. At December 31, 2008, 2007 and 2006, Occidental had no outstanding shares of preferred stock.

EARNINGS PER SHARE

Basic EPS was computed by dividing net income by the weighted-average number of common shares outstanding during each year, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS further reflects the dilutive effect of stock options and unvested stock-settled SARs and RSUs.

The following are the share amounts used to compute the basic and diluted EPS for the years ended December 31:

In millions	2008	2007	2006
Basic Earnings per Share
Weighted-average common shares outstanding	879.8	874.0	860.9
Weighted-average treasury shares	(62.9)	(42.1)	(15.9)
Vested, unissued shares	0.7	3.0	7.6
Basic Shares	817.6	834.9	852.6
Diluted Earnings per Share
Basic shares	817.6	834.9	852.6
Dilutive effect of stock options and unvested restricted shares	3.2	4.2	7.8
Dilutive Shares	820.8	839.1	860.4

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following after-tax losses:

Balance at December 31, (in millions)	2008	2007
Foreign currency translation adjustments	$(34)	$(10)
Unrealized losses on derivatives	(150)	(441)
Pension and post-retirement adjustments (a)	(365)	(181)
Unrealized losses on securities	(3)	—
Total	$(552)	$(632)
(a)	See Note 13 for further information.

NOTE 12    STOCK-BASED INCENTIVE PLANS

Occidental has established several Plans that allow it to issue stock-based awards in the form of Options, RSUs, stock bonuses, SARs, PSAs, PRSUs, TSRIs, CSSUs and dividend equivalents. These include the 1995 Incentive Stock Plan (1995 ISP), 2001 Incentive Compensation Plan (2001 ICP), Phantom Share Unit Awards Plan and the 2005 Long-Term Incentive Plan (2005 LTIP). No further awards will be granted under the 1995 ISP and 2001 ICP; however, certain 1995 ISP and 2001 ICP award grants were outstanding at December 31, 2008. An aggregate of 66 million shares of Occidental common stock are reserved for issuance under the 2005 LTIP and at December 31, 2008, approximately 44.1 million shares of Occidental common stock were available for future awards. All non-employee director awards are now granted under the 2005 LTIP. During 2008, non-employee directors were granted awards for 59,800 shares of restricted stock that fully vested on the grant date. Awards that have been granted to directors under the 2005 LTIP are restricted and may not be sold or transferred for three years, except in the case of death or disability, during the director’s period of service as a member of the Board. Compensation expense for these awards was measured using the quoted market price of Occidental's common stock on the grant date and was recognized at the grant date.

The table below summarizes certain stock-based incentive amounts for the past three years:

For the years ended December 31, (in millions)	2008	2007	2006
Compensation expense	$139	$290	$211
Income tax benefit recognized in the income statement	$51	$105	$77
Intrinsic value of options and stock-settled SAR exercises	$291	$110	$494
Cash paid (a)	$177	$95	$34
Fair value of RSUs and PSAs vested during the year (b)	$112	$128	$107
(a)	Includes cash paid under the cash-settled SARs and the cash-settled portion of the PSAs and CSSUs.
(b)	As measured on the vesting date for RSUs and the stock-settled portion of the PSAs.

As of December 31, 2008, there was $122 million of pre-tax unrecognized compensation expense related to all unvested stock-based incentive award grants. This expense is expected to be recognized over a weighted-average period of 1.9 years.

STOCK OPTIONS AND SARs

Certain employees have been granted Options that are settled in stock and SARs that are settled either only in stock or only in cash. Exercise prices of the Options and SARs were equal to the quoted market value of Occidental’s stock on the grant date. Generally, the Options and SARs vest ratably over three years with a maximum term of ten years. These Options and SARs may be forfeited or accelerated under certain circumstances.

The fair value of each Option or stock-settled SAR is measured on the grant date using the Black Scholes option valuation model and expensed on a straight-line basis over the vesting period. The expected life is estimated based on the actual weighted-average life of historical exercise activity of the grantee population at the grant date. The volatility factors are based on the historical volatilities of Occidental common stock over the expected lives as estimated on the grant date. The risk-free interest rate is the implied yield available on zero coupon T-notes (US Treasury Strip) at the grant date with a remaining term equal to the expected life. The dividend yield is the expected annual dividend yield over the expected life, expressed as a percentage of the stock price on the grant date. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive stock-based incentive awards, and subsequent events may not be indicative of the reasonableness of the original estimates of fair value made by Occidental.

The grant-date assumptions used in the Black Scholes valuation for Options and stock-settled SARs were as follows:

Year Granted	2006
Assumptions used:
Risk-free interest rate	5.0%
Dividend yield	1.4%
Volatility factor	26%
Expected life (years)	5.5

The grant-date fair value of each stock-settled SAR granted in 2006 was $14.77. The fair value of the cash-settled SARs is also estimated using the Black Scholes model and is recalculated using updated assumptions each quarter until they are exercised. Changes in the fair value from the date of grant until the date when the cash-settled SARs are exercised are recognized as periodic compensation expense. No Options or SARs have been granted since 2006.

The following is a summary of Option and SAR transactions during 2008:

	Stock-settled				Cash-settled
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
	SARs &	Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value	SARs	Exercise	Contractual	Value
	(000's)	Price	Term (yrs)	(000’s)	(000's)	Price	Term (yrs)	(000’s)
Beginning balance, January 1, 2008	9,940	$35.83			3,126	$24.66
Exercised	(5,962)	$36.42			(1,808)	$24.66
Ending balance, December 31, 2008	3,978	$34.94	6.0	$99,637	1,318	$24.66	5.5	$46,576
Exercisable at December 31, 2008	2,939	$29.46	5.4	$89,703	1,318	$24.66	5.5	$46,576

RSUs

Certain employees are awarded the right to receive RSUs that vest ratably over three or five years after the grant date and can be forfeited or accelerated under certain conditions. Dividend equivalents are paid during the vesting period. Compensation expense for RSUs is measured using the quoted market price of Occidental's common stock on the grant date. The weighted-average, grant-date fair values of the RSUs granted in 2008, 2007 and 2006 were $74.88, $52.68 and $50.45, respectively.

A summary of changes in Occidental’s unvested RSUs during the year ended December 31, 2008 is presented below:

	RSUs (000’s)	Weighted-Average Grant-Date Fair Value
Unvested at January 1	1,520	$42.73
Granted	11	$74.88
Vested	(1,092)	$41.60
Forfeitures	(6)	$49.85
Unvested at December 31	433	$46.27

PERFORMANCE-BASED AWARDS

PRSUs

Certain executives are awarded PRSUs with a performance measure based on Occidental’s three-year cumulative return on equity with payout amounts varying from 0 to 200 percent of the target award. The PRSUs vest at the end of the three-year period following the grant date if performance targets are certified as being met. Compensation expense is initially measured using the quoted market price of Occidental’s common stock on the grant date and the number of shares expected to be issued based on the performance criteria. Compensation expense is adjusted during the vesting period only for changes in expected share payout. Cumulative dividend equivalents are paid in cash at the end of the performance period for the number of shares certified for payout. PRSUs outstanding and unvested with a weighted-average, grant-date fair value of $50.45 were 758,000 units as of both December 31, 2008 and 2007. No PRSUs were issued in 2008 and 2007. The 2005 LTIP provides that no individual may be granted awards under that plan in excess of the specified plan limits. For purposes of applying the share limit, the target incentive value of awards, regardless of whether equity or cash awards, may be converted to a share unit equivalent.

PSAs and TSRIs

Certain executives are awarded PSAs and TSRIs that vest at the end of the four-year period following the grant date if performance targets are certified as being met. PSAs were granted prior to July 2007 with payouts that range from 0 to 200 percent of the target award and include provisions to provide that the first 100 percent payout will be settled only in stock and any payout in excess of 100 percent will be settled in cash. TSRIs were granted in July 2008 and 2007, with payouts that range from 0 to 150 percent of the target award and include provisions to provide for settlement, once certified, equally in stock and cash. Dividend equivalents for PSA and TSRI target shares are paid during the performance period regardless of the payout range or settlement provision.

The fair values of both the stock and cash-settled portions of PSAs and TSRIs are measured on the grant date using a Monte Carlo simulation model using Occidental's assumptions, noted in the following table, and the volatility from corresponding peer companies. The expected life is based on the vesting period (Term). The risk-free interest rate is the implied yield available on zero coupon T-notes (US Treasury Strip) at the time of grant with a remaining term equal to the Term. The dividend yield is the expected annual dividend yield over the Term, expressed as a percentage of the stock price on the grant date. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive the awards, and subsequent events may not be indicative of the reasonableness of the original estimates of fair value made by Occidental.

The grant-date assumptions used in the Monte Carlo simulation models for PSAs and TSRIs were as follows:

	PSAs		TSRIs
Year Granted	2007	2006	2008	2007
Assumptions used:
Risk-free interest rate	4.1%	4.0%	3.0%	4.4%
Dividend yield	1.9%	1.7%	1.7%	1.7%
Volatility factor	25%	32%	31%	26%
Expected life (years)	4	4	4	4

Grant-date fair value of underlying Occidental common stock	$48.83	$39.94	$77.00	$61.93

The fair value of the cash-settled portion of the PSAs and TSRIs are further measured using a Monte Carlo simulation model each quarter, through vesting, using updated assumptions. Changes in value of the cash-settled portion of the PSAs and TSRIs are recorded in compensation expense each quarter. Compensation expense is recognized ratably over the vesting period for all awards, along with the quarterly change in the fair value of the cash-settled portion of the PSAs and TSRIs.

A summary of Occidental’s unvested PSAs and TSRIs as of December 31, 2008 and changes during the year ended December 31, 2008, is presented below:

	PSAs		TSRIs
	Awards (000’s)	Grant-Date Fair Value of Occidental Stock	Awards (000’s)	Grant-Date Fair Value of Occidental Stock
Unvested at January 1 (a)	973	$47.01	523	$61.93
Granted (a, b)	—	$—	420	$77.00
Vested (c)	(371)	$21.12	—	$—
Forfeitures	(19)	$41.55	(9)	$66.24
Unvested at December 31 (a)	583	$63.62	934	$68.66
(a)	Unvested awards and award grants are presented at the target payouts.
(b)	Actual payout may be up to 200 percent of this amount for PSAs. The TSRIs have a maximum payout of 150 percent.
(c)	The weighted-average payout at vesting was 155 percent of the target.

CSSUs

Certain employees are awarded the right to receive CSSUs (which include and have been issued as Long-Term Incentive awards). CSSUs are equivalent in value to actual shares of Occidental common stock but are paid in cash at the time of vesting. The fair value of the CSSUs is initially measured using the grant date quoted market price of Occidental common stock and expensed on a straight-line basis over the vesting period. CSSUs vest either in total over two years or ratably over three years after the grant date and can be forfeited or accelerated under certain conditions. For CSSUs which vest in total over two years, dividend equivalents are accumulated during the vesting period and are paid when they vest. For CSSUs which vest ratably, dividend equivalents are paid during the vesting period. Changes in the fair value from the grant date until the date when the CSSUs vest are recognized as periodic compensation expense. The weighted-average, grant-date fair values of the CSSUs granted in 2008, 2007 and 2006 were $76.23, $61.90 and $48.59, respectively.

A summary of changes in Occidental’s unvested CSSUs during the year ended December 31, 2008 is presented below:

	CSSUs (000’s)	Weighted-Average Grant-Date Fair Value
Unvested at January 1	1,256	$55.39
Granted	953	$76.23
Vested	(761)	$52.52
Forfeitures	(113)	$54.74
Unvested at December 31	1,335	$71.97

NOTE 13    RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

Occidental has various benefit plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

DEFINED CONTRIBUTION PLANS

All domestic employees and certain foreign national employees are eligible to participate in one or more of the defined contribution retirement or savings plans that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, age level and employee contributions. Certain salaried employees participate in a supplemental retirement plan that provides restoration of benefits lost due to governmental limitations on qualified retirement benefits. The accrued liabilities for the supplemental retirement plan were $97 million and $84 million as of December 31, 2008 and 2007, respectively, and Occidental expensed $93 million in 2008, $86 million in 2007 and $74 million in 2006 under the provisions of these defined contribution and supplemental retirement plans.

DEFINED BENEFIT PLANS

Participation in the defined benefit plans is limited and approximately 1,000 domestic and 2,200 foreign national employees, mainly union, nonunion hourly and certain employees that joined Occidental from acquired operations with grandfathered benefits, are currently accruing benefits under these plans.

Pension costs for Occidental’s defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.

OTHER POSTRETIREMENT BENEFIT PLANS

Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. The benefits are generally funded by Occidental as the benefits are paid during the year. The total benefit costs, including the postretirement costs, were approximately $144 million in 2008, $131 million in 2007 and $120 million in 2006.

OBLIGATIONS AND FUNDED STATUS

Occidental adopted SFAS No. 158 on December 31, 2006, which requires an employer to recognize the overfunded or underfunded amounts of its defined benefit pension and postretirement plans in its financial statements. Occidental uses a measurement date of December 31 for all defined benefit pension and postretirement benefit plans. The following table shows the funding status of Occidental's plans:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
For the years ended December 31, (in millions)	2008	2007	2008	2007	2008	2007
Changes in benefit obligation:
Benefit obligation — beginning of year	$527	$523	$662	$619	$33	$29
Service cost — benefits earned during the period	14	9	13	12	—	1
Interest cost on projected benefit obligation	30	27	36	34	2	2
Actuarial (gain) loss	23	(6)	112	47	5	2
Foreign currency exchange rate changes	(16)	12	—	—	—	—
Benefits paid	(45)	(41)	(55)	(50)	(1)	(1)
Plan amendments and other	9	3	—	—	—	—
Benefit obligation — end of year	$542	$527	$768	$662	$39	$33
Changes in plan assets:
Fair value of plan assets — beginning of year	$567	$556	$—	$—	$4	$3
Actual return on plan assets	(136)	39	—	—	(1)	1
Foreign currency exchange rate changes	(5)	2	—	—	—	—
Employer contributions	19	11	—	—	1	1
Benefits paid	(45)	(41)	—	—	(1)	(1)
Fair value of plan assets — end of year	$400	$567	$—	$—	$3	$4
Funded (unfunded) status:	$(142)	$40	$(768)	$(662)	$(36)	$(29)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets were $388 million, $363 million and $233 million, respectively, as of December 31, 2008, and $111 million, $104 million and zero, respectively, as of December 31, 2007. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with plan assets in excess of the accumulated benefit obligation were $154 million, $146 million and $167 million, respectively, as of December 31, 2008, and $415 million, $396 million and $566 million, respectively, as of December 31, 2007.

Occidental has 401(h) accounts established within certain defined benefit pension plans. These plans allow Occidental to fund postretirement medical benefits for employees at two of its operations. Contributions to these 401(h) accounts are made at Occidental's discretion. All of Occidental's other postretirement benefit plans are unfunded.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
As of December 31, (in millions)	2008	2007	2008	2007	2008	2007
Other assets	$21	$156	$—	$—	$—	$—
Accrued liabilities	(10)	(3)	(51)	(49)	—	—
Deferred credits and other liabilities – other	(153)	(113)	(717)	(613)	(36)	(29)
	$(142)	$40	$(768)	$(662)	$(36)	$(29)

At December 31, 2008 and 2007, AOCI included the following after-tax balances:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
As of December 31, (in millions)	2008	2007	2008	2007	2008	2007
Net loss	$139	$19	$208	$149	$11	$8
Prior service cost	3	2	4	3	—	—
	$142	$21	$212	$152	$11	$8

Occidental does not expect any plan assets to be returned during 2009.

COMPONENTS OF NET PERIODIC BENEFIT COST AND OTHER AMOUNTS RECOGNIZED IN OCI

	Pension Benefits			Postretirement Benefits
				Unfunded Plans			Funded Plans
For the years ended December 31, (in millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006
Net periodic benefit costs:
Service cost — benefits earned during the period	$14	$9	$11	$13	$12	$10	$—	$1	$—
Interest cost on benefit obligation	30	27	27	36	34	33	2	2	2
Expected return on plan assets	(39)	(38)	(33)	—	—	—	—	(1)	—
Amortization of prior service cost	—	1	1	1	1	1	—	—	—
Recognized actuarial loss	6	3	1	15	14	16	1	1	1
Settlement and special termination benefits
cost (a)	—	3	—	—	—	—	—	—	—
Currency adjustments	(12)	10	2	—	—	—	—	—	—
Net periodic benefit cost	$(1)	$15	$9	$65	$61	$60	$3	$3	$3
(a)	Settlement cost relates to benefit distributions made in 2007.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $17 million and $1 million, respectively. The estimated net loss and prior service cost for the other defined benefit postretirement plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $21 million and $1 million, respectively.

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

The following table sets forth the weighted-average assumptions used to determine Occidental's benefit obligation and net periodic benefit cost for domestic plans:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
For the years ended December 31,	2008	2007	2008	2007	2008	2007
Benefit Obligation Assumptions:
Discount rate	5.25%	5.68%	5.25%	5.68%	5.25%	5.68%
Rate of compensation increase	4.00%	4.00%	—	—	—	—
Net Periodic Benefit Cost Assumptions:
Discount rate	5.68%	5.53%	5.68%	5.53%	5.68%	5.53%
Assumed long term rate of return on assets	7.00%	7.00%	—	—	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%	—	—	—	—

For domestic pension plans and postretirement benefit plans, Occidental based the discount rate on the Hewitt Bond Universe yield curve in 2008 and 2007. The weighted-average rate of increase in future compensation levels is consistent with Occidental’s past and anticipated future compensation increases for employees participating in retirement plans that determine benefits using compensation. The assumed long-term rate of return on assets is estimated with regard to current market factors but within the context of historical returns. Occidental considers historical returns and correlation of equities and fixed income securities and current market factors such as inflation and interest rates.

For pension plans outside the United States, Occidental bases its discount rate on rates indicative of government or investment grade corporate debt in the applicable country, taking into account hyperinflationary environments when necessary. The discount rates used for the foreign pension plans ranged from 1.5 percent to 12.0 percent at both December 31, 2008 and 2007. The average rate of increase in future compensation levels ranged from a low of 1.5 percent to a high of 12.0 percent in 2008, depending on local economic conditions and salary budgets. The expected long-term rate of return on plan assets was 5.2 percent and 5.5 percent in excess of local inflation in 2008 and 2007, respectively.

The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates projected at an assumed Consumer Price Index (CPI) increase of 2.25 percent and 2.5 percent as of December 31, 2008 and 2007, respectively. Beginning in 1993, participants other than certain union employees have paid for all medical cost increases in excess of increases in the CPI. For those union employees, the health care cost trend rates were projected at annual rates ranging ratably from 9 percent in 2008 to 6 percent through the year 2011 and level thereafter. A 1-percent increase or a 1-percent decrease in these assumed health care cost trend rates would result in an increase of $24 million or a reduction of $23 million, respectively, in the postretirement benefit obligation as of December 31, 2008, and a corresponding increase or reduction of $1 million in interest cost in 2008. The annual service costs would not be materially affected by these changes.

The actuarial assumptions used could change in the near term as a result of changes in expected future trends and other factors that, depending on the nature of the changes, could cause increases or decreases in the plan liabilities.

Asset allocations of Occidental’s defined benefit pension and funded postretirement benefit plans are as follows:

	Pension Benefits		Postretirement Benefit
			Funded Plans
As of December 31,	2008	2007	2008	2007
Asset Category:
Equity securities	48%	57%	53%	54%
Debt securities	52	43	47	46
Total	100%	100%	100%	100%

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

Occidental expects to contribute $10 million to its defined benefit pension plans during 2009. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

For the years ended December 31, (in millions)	Pension Benefits	Postretirement Benefits
2009	$42	$53
2010	$44	$53
2011	$46	$52
2012	$48	$52
2013	$50	$51
2014 — 2018	$280	$249

NOTE 14    INVESTMENTS AND RELATED-PARTY TRANSACTIONS

At December 31, 2008 and 2007, investments in unconsolidated entities comprised $1.2 billion and $521 million of equity-method investments and $58 million and $234 million of advances to equity-method investees, respectively.

EQUITY INVESTMENTS

At December 31, 2008, Occidental’s equity investments consisted mainly of a 24.5-percent interest in the stock of Dolphin Energy Limited (Dolphin Energy), a minority interest in a North American oil and gas pipeline entity and various other partnerships and joint ventures, discussed below. Equity investments paid dividends of $111 million, $33 million and $113 million to Occidental in 2008, 2007 and 2006, respectively. At December 31, 2008, cumulative undistributed earnings of equity-method investees since their respective acquisitions were $219 million. At December 31, 2008, Occidental’s investments in equity investees exceeded the underlying equity in net assets by $258 million, of which $140 million represents goodwill that will not be amortized and $118 million represents intangible assets, which is being amortized over the life of the underlying assets.

The following table presents Occidental’s ownership interest in the summarized financial information of its equity-method investments:

For the years ended December 31, (in millions)	2008	2007	2006
Revenues	$860	$463	$1,569
Costs and expenses	647	381	1,386
Net income	$213	$82	$183
As of December 31,	2008	2007
Current assets	$411	$130
Non-current assets	$1,655	$853
Current liabilities	$387	$88
Long-term debt	$726	$603
Other non-current liabilities	$116	$30
Stockholders’ equity	$837	$262

Occidental’s investment in the Dolphin Project consists of two separate economic interests through which Occidental owns (i) a 24.5-percent undivided interest in the assets and liabilities associated with a Development and Production Sharing Agreement, which is proportionately consolidated in the financial statements; and (ii) a 24.5-percent ownership interest in the stock of Dolphin Energy, which is accounted for as an equity investment. In July 2005, Dolphin Energy entered into a bridge loan in an amount of $2.45 billion. The new bridge loan had a term of four years as a revolving credit facility through April 2008 and was converted to a term loan thereafter. In September 2005, Dolphin Energy entered into an agreement with banks to provide a $1.0 billion facility to fund the construction of a certain portion of the Dolphin Project. Occidental guarantees 24.5 percent of both of these obligations. At December 31, 2008, Occidental’s portion of the bridge loan and financing facility was $845 million. Of this amount, Occidental had recorded $600 million as its proportionately consolidated share on the balance sheet at December 31, 2008. At December 31, 2008, the remaining $245 million of the bridge loan and financing facility represents a substantial majority of Occidental's guarantees.

In Ecuador, Occidental has a 14-percent interest in the Oleoducto de Crudos Pesados Ltd. (OCP) oil export pipeline, which Occidental records as an equity investment. The project was funded in part by senior project debt, which is to be repaid with the proceeds of ship-or-pay tariffs of certain upstream producers in Ecuador. In May 2006, Ecuador terminated Occidental's contract for the operation of Block 15, which comprised all of its oil-producing operations in the country, and seized Occidental's Block 15 assets. As of December 31, 2008, Occidental's net investment in and advances to the project totaled $66 million and Occidental had accrued $263 million for related obligations, including all tariffs. As of December 31, 2008, Occidental also had obligations relating to performance bonds totaling $14 million.

Occidental has a 50-percent interest in Elk Hills Power, LLC (EHP), a limited liability company that operates a gas-fired, power-generation plant in California, which it accounts for as an equity-method investment.

ADVANCES TO EQUITY INVESTEES

Occidental had a note receivable (Note) from an equity-method investee bearing interest at 2.5 percent, which was converted into a capital contribution of $173 million in 2008. In 2004, Occidental converted a contribution to an equity-method investee into a subordinated revolving credit agreement (Revolver), which expires on December 31, 2021. At December 31, 2008 and 2007, the outstanding balance on the Revolver was $49 million and $52 million, respectively, including accrued interest of $1 million and $1 million, respectively.

AVAILABLE-FOR-SALE SECURITIES

Lyondell

In October 2006, Occidental sold 10 million shares of Lyondell Chemical Company's common stock in a registered public offering for a pre-tax gain of $90 million and gross proceeds of $250 million. In 2007, Occidental sold all of its remaining shares of Lyondell common stock (approximately 21 million shares) for a pre-tax gain of $326 million and gross proceeds of $672 million.

RELATED-PARTY TRANSACTIONS

Occidental purchases power, steam and chemicals from and sells oil, gas, chemicals and power to certain of its equity investees at market-related prices. During 2008, 2007 and 2006, Occidental entered into the following related-party transactions and had the following amounts due from or to its related parties:

December 31, (in millions)	2008	2007	2006
Purchases (a)	$315	$236	$688
Sales (b)	$2,269	$351	$589
Services	$1	$1	$6
Advances and amounts due from	$8	$184	$216
Amounts due to	$—	$—	$1
(a)	In 2008 and 2007, purchases from EHP accounted for 97 percent and 98 percent, respectively. In 2006, purchases from Lyondell accounted for 38 percent.
(b)	In 2008, sales to the North American oil and gas pipeline entity accounted for 85 percent.

NOTE 15    FAIR VALUE MEASUREMENTS

As discussed in Note 3, Occidental adopted the non-deferred portion of SFAS No. 157 on January 1, 2008 on a prospective basis. In accordance with SFAS No. 157, Occidental has categorized its assets and liabilities that are measured at fair value, based on the priority of the inputs to the valuation techniques, into a three-level fair value hierarchy: Level 1 is the use of quoted prices in active markets for identical assets or liabilities; Level 2 is the use of other observable inputs other than quoted prices; and Level 3 is the use of unobservable inputs.

As permitted under SFAS No. 157, Occidental utilized the mid-point price between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value. Occidental utilizes market data and assumptions in pricing the assets or liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. Occidental primarily applies the market approach for recurring fair value measurements and utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Certain of Occidental's financial instruments are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace.

The following table provides fair value measurement information for such assets and liabilities that are measured on a recurring basis (in millions):

		Fair Value Measurements at December 31, 2008 Using
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments
Receivables, net	$246	$—	$246	$—
Long-term receivables, net	59	3	56	—
Investments in unconsolidated entities - available-for-sale securities	1	1	—	—
Total assets	$306	$4	$302	$—

Liabilities:
Derivative financial instruments
Accrued liabilities	$200	$88	$112	$—
Deferred credits and other liabilities-other	244	—	244	—
Total liabilities	$444	$88	$356	$—

NOTE 16    INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

Occidental conducts its continuing operations through three segments: (1) oil and gas, (2) chemical and (3) midstream and marketing. The oil and gas segment explores for, develops, produces and markets crude oil, NGLs, condensate and natural gas. The chemical segment manufactures and markets basic chemicals, vinyls and performance chemicals. The midstream and marketing segment gathers, treats, processes, transports, stores, trades and markets crude oil, natural gas, NGLs, condensate and CO2 and generates and markets power.

Occidental changed its alignment of operating segments at the beginning of 2008. In previous years, oil and gas and a portion of the midstream and marketing operations were reported as a single oil and gas segment and some of the corporate-directed midstream and marketing operations were reported under corporate and other. In the last two years, the Dolphin Project began transporting natural gas to the United Arab Emirates and Occidental acquired a common carrier pipeline system in the Permian Basin, various gas processing plants and the remaining ownership interest in a cogeneration facility. The addition of these operations to the existing midstream and marketing infrastructure caused management to realign its operating segments in order to increase its focus on these operations. All segment information for prior periods has been revised to retrospectively reflect the current segment reporting structure. The change to segment reporting had no effect on Occidental’s reported consolidated earnings. Each of the reportable segments represents separate and distinct operations, is managed and receives resource allocation as a separate business unit and has its performance separately evaluated.

Earnings of industry segments and geographic areas generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment and geographic area assets and income from the segments’ equity investments.

Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, short-term investments, certain corporate receivables, an available-for-sale investment in Lyondell (sold in 2007) and the investment in Joslyn.

INDUSTRY SEGMENTS

In millions

	Oil and Gas		Chemical		Midstream, Marketing and Other		Corporate and Eliminations		Total
YEAR ENDED DECEMBER 31, 2008
Net sales	$18,187	(a)	$5,112	(b)	$1,598	(c)	$(680)		$24,217
Pretax operating profit (loss)	$10,651	(d)	$669	(e)	$520		$(372	)(f)	$11,468
Income taxes	—		—		—		(4,629)		(4,629)
Discontinued operations, net	—		—		—		18		18
Net income (loss)	$10,651	(d)	$669	(e)	$520		$(4,983	)(g)	$6,857
Investments in unconsolidated entities	$84		$82		$1,087		$10		$1,263
Property, plant and equipment additions, net (h)	$3,973		$245		$507		$101		$4,826
Depreciation, depletion and amortization	$2,307		$311		$73		$19		$2,710
Total assets	$28,522		$3,457		$6,424		$3,134		$41,537
YEAR ENDED DECEMBER 31, 2007
Net sales	$13,304	(a)	$4,664	(b)	$1,388	(c)	$(572)		$18,784
Pretax operating profit (loss)	$7,957	(d)	$601		$367		$(340	)(f)	$8,585
Income taxes	—		—		—		(3,507)		(3,507)
Discontinued operations, net	—		—		—		322		322
Net income (loss)	$7,957	(d)	$601		$367		$(3,525	)(g)	$5,400
Investments in unconsolidated entities	$81		$118		$584		$—		$783
Property, plant and equipment additions, net (h)	$2,994		$251		$244		$8		$3,497
Depreciation, depletion and amortization	$1,992		$304		$67		$16		$2,379
Total assets	$23,421		$3,814		$6,589		$2,695		$36,519
YEAR ENDED DECEMBER 31, 2006
Net sales	$11,712	(a)	$4,815	(b)	$934	(c)	$(286)		$17,175
Pretax operating profit (loss)	$6,676		$906		$201		$(227	)(f)	$7,556
Income taxes	—		—		—		(3,354)		(3,354)
Discontinued operations, net	—		—		—		(11)		(11)
Net income (loss)	$6,676		$906		$201		$(3,592	)(g)	$4,191
Investments in unconsolidated entities	$126		$103		$586		$529		$1,344
Property, plant and equipment additions, net (h)	$2,616		$251		$103		$17		$2,987
Depreciation, depletion and amortization	$1,672		$279		$45		$12		$2,008
Total assets	$21,923		$3,801		$3,845		$2,862		$32,431

(See footnotes on next page)

Footnotes:

(a)	Oil sales represented approximately 87 percent, 85 percent and 83 percent of the oil and gas segment net sales for the years ended December 31, 2008, 2007 and 2006, respectively.
(b)	Total product sales for the chemical segment were as follows:
	Basic Chemicals	Vinyls	Performance Chemicals
Year ended December 31, 2008	58%	39%	3%
Year ended December 31, 2007	52%	45%	3%
Year ended December 31, 2006	48%	48%	4%

(c)	Total sales for the midstream and marketing segment were as follows:
	Gas Plants	Cogeneration	Marketing and Other
Year ended December 31, 2008	60%	30%	10%
Year ended December 31, 2007	53%	26%	21%
Year ended December 31, 2006	65%	18%	17%

(d)

The 2008 amount includes a fourth quarter pre-tax charge of $599 million for asset impairments, including undeveloped acreage in Argentina and Yemen and domestic producing properties (included in depreciation, depletion and amortization expense), and a fourth quarter pre-tax charge of $58 million for rig contract terminations. The 2007 amount includes an after-tax gain of $412 million from the sale of Occidental’s interest in a Russian joint venture, an after-tax gain of $112 million from certain litigation settlements, a pre-tax gain of $103 million from the sale of exploration properties, a pre-tax gain of $35 million from the sale of miscellaneous domestic oil and gas interests and a $74 million pre-tax loss from the exploration impairments.

(e)	The 2008 amount includes a fourth quarter pre-tax charge of $90 million for plant closure and impairments.
(f)	Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items noted in footnote (g) below.
(g)	Includes the following significant items affecting earnings for the years ended December 31:

Benefit (Charge) (In millions)	2008	2007	2006
CORPORATE
Pre-tax operating profit (loss)
Gain on sale of Lyondell shares	$—	$326	$90
Debt purchase expense	—	(167)	(31)
Facility closure	—	(47)	—
Severance charge	—	(25)	—
Litigation settlements	—	—	108
	$—	$87	$167
Income taxes
Deferred tax write-off due to compensation program changes *	$—	$—	$(40)
Tax effect of pre-tax adjustments **	238	(2)	(41)
	$238	$(2)	$(81)
Discontinued operations, net *	$18	$322	$(11)
*	Amounts shown after-tax.
**	Amounts represent the tax effect of all pre-tax adjustments listed, as well as those in Footnotes (d) and (e).

(h)	Includes capital expenditures, capitalized interest and capitalized CO2, and excludes purchases of assets, net.

GEOGRAPHIC AREAS

In millions

	Net sales (a)			Property, plant and equipment, net
For the years ended December 31,	2008	2007	2006	2008	2007	2006
United States	$15,258	$12,300	$11,569	$22,164	$17,838	$16,552
Foreign
Qatar	3,298	2,145	1,639	2,896	2,964	2,552
Colombia	1,721	1,271	995	661	402	304
Oman	1,207	741	633	1,625	1,215	815
Yemen	1,016	861	877	386	494	495
Libya	748	625	549	979	222	244
Argentina	504	461	527	2,766	3,031	2,993
Other Foreign	465	380	386	789	112	183
Total Foreign	8,959	6,484	5,606	10,102	8,440	7,586
Total	$24,217	$18,784	$17,175	$32,266	$26,278	$24,138
(a)	Sales are shown by individual country based on the location of the entity making the sale.

NOTE 17    COSTS AND RESULTS OF OIL AND GAS PRODUCING ACTIVITIES

Occidental has classified its Horn Mountain (in 2007), Pakistan (in 2007) and Ecuador (in 2006) operations as discontinued operations on a retrospective basis and excluded them from all tables in this Note.

Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

	Consolidated Subsidiaries
In millions	United States	Latin America	Middle East/ North Africa	Total	Other Interests (a)
DECEMBER 31, 2008
Proved properties	$22,425	$5,177	$9,490	$37,092	$(115)
Unproved properties (b)	1,855	—	417	2,272	—
Total capitalized costs (c)	24,280	5,177	9,907	39,364	(115)
Accumulated depreciation, depletion and amortization	(6,669)	(1,693)	(4,021)	(12,383)	139
Net capitalized costs	$17,611	$3,484	$5,886	$26,981	$24
DECEMBER 31, 2007
Proved properties	$18,872	$4,204	$7,935	$31,011	$(123)
Unproved properties (b)	689	527	228	1,444	—
Total capitalized costs (c)	19,561	4,731	8,163	32,455	(123)
Accumulated depreciation, depletion and amortization	(5,779)	(1,241)	(3,268)	(10,288)	132
Net capitalized costs	$13,782	$3,490	$4,895	$22,167	$9
DECEMBER 31, 2006
Proved properties	$16,709	$3,588	$6,543	$26,840	$95
Unproved properties (b)	710	655	286	1,651	1
Total capitalized costs (c)	17,419	4,243	6,829	28,491	96
Accumulated depreciation, depletion and amortization	(4,549)	(888)	(2,685)	(8,122)	(36)
Net capitalized costs	$12,870	$3,355	$4,144	$20,369	$60
(a)

The 2008 and 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of capitalized costs from an equity investee in Yemen. The 2006 amounts include Occidental’s share of capitalized costs from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

(b)

The 2008 amount primarily consists of additions in California, and additions in Permian and Midcontinent and Rockies from the Plains acquisitions. In June 2008, Occidental entered into a PSC with the Libyan National Oil Company. Prior to the effective date of this contract, Occidental operated in Libya under exploration, production-sharing and concession agreements. The 2007 amount primarily consists of California, Argentina and Libya. The 2006 amount primarily consists of additions in Argentina, California and Yemen from the Vintage acquisition as well as existing unproved properties in California, Libya and Oman.

(c)	Includes costs related to leases, exploration costs, lease and well equipment, other equipment, capitalized interest, asset retirement obligations and other costs.

Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, were as follows:

	Consolidated Subsidiaries
In millions	United States	Latin America	Middle East/ North Africa	Total	Other Interests (a)
FOR THE YEAR ENDED
DECEMBER 31, 2008
Property acquisition costs
Proved properties	$1,819	$8	$4	$1,831	$(1)
Unproved properties	1,362	—	348	1,710	—
Exploration costs	130	96	115	341	(7)
Development costs	1,740	864	1,496	4,100	12
Costs incurred	$5,051	$968	$1,963	$7,982	$4
FOR THE YEAR ENDED
DECEMBER 31, 2007
Property acquisition costs
Proved properties	$626	$—	$300	$926	$—
Unproved properties	167	(58)	10	119	—
Exploration costs	39	79	213	331	(4)
Development costs	1,268	524	1,032	2,824	7
Costs incurred	$2,100	$545	$1,555	$4,200	$3
FOR THE YEAR ENDED
DECEMBER 31, 2006
Property acquisition costs (b)
Proved properties	$2,083	$2,408	$397	$4,888	$—
Unproved properties	377	655	110	1,142	—
Exploration costs	39	61	213	313	1
Development costs	1,330	320	792	2,442	32
Costs incurred	$3,829	$3,444	$1,512	$8,785	$33
(a)

The 2008 and 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of costs incurred from an equity investee in Yemen. The 2006 amounts include Occidental’s share of costs incurred from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

(b)	Includes acquisition costs and related step-up for deferred income taxes of $1.34 billion for the purchase of Vintage. There was no goodwill recorded for this transaction.

The results of operations of Occidental’s oil and gas producing activities, which exclude oil and gas trading activities and items such as asset dispositions, corporate overhead, interest and royalties, were as follows:

	Consolidated Subsidiaries
In millions	United States	Latin America	Middle East/ North Africa		Total	Other Interests	(a)
FOR THE YEAR ENDED
DECEMBER 31, 2008
Revenues (b)	$9,581	$2,009	$6,252	(c)	$17,842	$(113	)(c)
Production costs	1,666	429	589		2,684	(1)
Other operating expenses	350	44	159		553	—
Depreciation, depletion and amortization	1,094	453	760		2,307	(8)
Taxes other than on income	544	36	—		580	—
Charges for impairments	—	476	81		557	—
Exploration expenses	92	54	181		327	(4)
Pretax income	5,835	517	4,482		10,834	(100)
Income tax expense (d)	1,857	37	2,284	(c)	4,178	(21	)(c)
Results of operations	$3,978	$480	$2,198		$6,656	$(79)
FOR THE YEAR ENDED
DECEMBER 31, 2007
Revenues (b)	$7,115	$1,559	$4,340	(c)	$13,014	$(68	)(c)
Production costs	1,440	297	430		2,167	(5)
Other operating expenses	265	117	185		567	(3)
Depreciation, depletion and amortization	1,039	356	597		1,992	(6)
Taxes other than on income	388	23	—		411	—
Charges for impairments	58	—	—		58	—
Exploration expenses	54	56	254		364	(5)
Pretax income	3,871	710	2,874		7,455	(49)
Income tax expense (d)	1,161	241	1,717	(c)	3,119	(6	)(c)
Results of operations	$2,710	$469	$1,157		$4,336	$(43)
FOR THE YEAR ENDED
DECEMBER 31, 2006
Revenues (b)	$6,431	$1,358	$3,659	(c)	$11,448	$223	(c)
Production costs	1,220	265	351		1,836	149
Other operating expenses	324	61	121		506	8
Depreciation, depletion and amortization	872	275	525		1,672	10
Taxes other than on income	373	15	—		388	—
Exploration expenses	89	32	175		296	1
Pretax income	3,553	710	2,487		6,750	55
Income tax expense (d)	1,019	310	1,426	(c)	2,755	11	(c)
Results of operations	$2,534	$400	$1,061		$3,995	$44
(a)

The 2008 and 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of the results of operations from an equity investee in Yemen. The 2006 amounts include Occidental’s share of the results of operations from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

(b)	Revenues from net production exclude royalty payments and other adjustments.
(c)	Revenues and income tax expense include income taxes owed by Occidental but paid by governmental entities on its behalf.
(d)

United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead. Foreign income taxes were included in geographic areas on the basis of operating results.

RESULTS PER UNIT OF PRODUCTION (Unaudited)

	Consolidated Subsidiaries
	United States	Latin America	Middle East/ North Africa		Total	Other Interests	(a)
FOR THE YEAR ENDED
DECEMBER 31, 2008
Revenues from net production of barrel of oil equivalent ($/bbl.) (b,c)	$72.51	$66.79	$71.16	(d)	$71.37	$95.30	(d)
Production costs	12.61	14.26	9.98		12.13	26.11
Other operating expenses	2.65	1.46	2.68		2.50	—
Depreciation, depletion and amortization	8.28	15.06	12.87		10.43	13.05
Taxes other than on income	4.12	1.20	—		2.62	—
Charges for impairments	—	15.82	1.37		2.52	—
Exploration expenses	0.70	1.80	3.12		1.48	—
Pretax income	44.15	17.19	41.14		39.69	56.14
Income tax expense (e)	14.05	1.23	3.95	(d)	9.61	10.44	(d)
Results of operations	$30.10	$15.96	$37.19		$30.08	$45.70
FOR THE YEAR ENDED
DECEMBER 31, 2007
Revenues from net production of barrel of oil equivalent ($/bbl.) (b,c)	$54.31	$52.33	$62.49	(d)	$55.91	$68.74	(d)
Production costs	10.99	9.97	8.91		10.37	14.44
Other operating expenses	2.02	3.93	3.81		2.71	0.51
Depreciation, depletion and amortization	7.93	11.95	12.37		9.53	12.55
Taxes other than on income	2.96	0.77	—		1.97	—
Charges for impairments	0.44	—	—		0.28	—
Exploration expenses	0.41	1.88	4.64		1.74	—
Pretax income	29.56	23.83	32.76		29.31	41.24
Income tax expense (e)	8.86	8.09	8.13	(d)	8.58	10.29	(d)
Results of operations	$20.70	$15.74	$24.63		$20.73	$30.95
FOR THE YEAR ENDED
DECEMBER 31, 2006
Revenues from net production of barrel of oil equivalent ($/bbl.) (b,c)	$49.78	$48.63	$59.40	(d)	$51.69	$29.75	(d)
Production costs	9.44	9.48	8.22		9.19	15.40
Other operating expenses	2.51	2.19	2.77		2.53	0.86
Depreciation, depletion and amortization	6.75	9.84	12.30		8.37	2.30
Taxes other than on income	2.89	0.54	—		1.94	—
Exploration expenses	0.69	1.15	3.27		1.48	0.19
Pretax income	27.50	25.43	32.84		28.18	11.00
Income tax expense (e)	7.89	11.11	7.06	(d)	8.17	2.49	(d)
Results of operations	$19.61	$14.32	$25.78		$20.01	$8.51
(a)

The 2008 and 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of the results of operations from an equity investee in Yemen. The 2006 amounts include Occidental’s share of the results of operations from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

(b)	Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil.
(c)	Revenues from net production exclude royalty payments and other adjustments.
(d)	Revenues and income tax expense exclude income taxes owed by Occidental but paid by governmental entities on its behalf.
(e)

United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead. Foreign income taxes were included in geographic areas on the basis of operating results.

2008 Quarterly Financial Data (Unaudited) In millions, except per-share amounts	Occidental Petroleum Corporation and Subsidiaries

Three months ended	March 31	June 30	September 30	December 31
Segment net sales
Oil and gas	$4,518	$5,501	$5,422	$2,746
Chemical	1,267	1,386	1,454	1,005
Midstream, marketing and other	405	418	381	394
Eliminations	(170)	(189)	(197)	(124)
Net sales	$6,020	$7,116	$7,060	$4,021
Gross profit	$3,478	$4,334	$4,118	$1,612
Segment earnings
Oil and gas	$2,888	$3,806	$3,618	$339 (a)
Chemical	179	144	219	127 (b)
Midstream, marketing and other	123	161	66	170
	3,190	4,111	3,903	636
Unallocated corporate items
Interest expense, net	—	(7)	(3)	(16)
Income taxes	(1,294)	(1,671)	(1,546)	(118)
Other	(77)	(133)	(82)	(54)
Income from continuing operations	1,819	2,300	2,272	448
Discontinued operations, net	27	(3)	(1)	(5)
Net income	$1,846	$2,297	$2,271	$443
Basic earnings per common share
Income from continuing operations	$2.21	$2.80	$2.79	$0.55
Discontinued operations, net	0.03	—	—	—
Basic earnings per common share	$2.24	$2.80	$2.79	$0.55
Diluted earnings per common share
Income from continuing operations	$2.20	$2.78	$2.78	$0.55
Discontinued operations, net	0.03	—	—	—
Diluted earnings per common share	$2.23	$2.78	$2.78	$0.55
Dividends per common share	$0.25	$0.32	$0.32	$0.32
Market price per common share
High	$80.83	$100.04	$92.49	$70.11
Low	$60.70	$72.23	$63.96	$39.93
(a)

Includes a fourth quarter pre-tax charge of $599 million for asset impairments, including undeveloped acreage in Argentina and Yemen and domestic producing properties (included in depreciation, depletion and amortization expense), and a fourth quarter pre-tax charge of $58 million for rig contract terminations.

(b)	Includes a fourth quarter pre-tax charge of $90 million for plant closure and impairments.

2007 Quarterly Financial Data (Unaudited) In millions, except per-share amounts	Occidental Petroleum Corporation and Subsidiaries

Three months ended	March 31	June 30	September 30	December 31
Segment net sales
Oil and gas	$2,720	$3,061	$3,401	$4,122
Chemical	1,060	1,229	1,241	1,134
Midstream, marketing and other	358	280	337	413
Eliminations	(123)	(159)	(138)	(152)
Net sales	$4,015	$4,411	$4,841	$5,517
Gross profit	$1,911	$2,152	$2,485	$3,030
Segment earnings
Oil and gas	$1,883	$1,658	$1,955	$2,461
Chemical	137	158	212	94
Midstream, marketing and other	118	25	86	138
	2,138	1,841	2,253	2,693
Unallocated corporate items
Interest expense, net	(181)	6	(11)	(13)
Income taxes	(684)	(904)	(862)	(1,057)
Other	(104)	202	(64)	(175)
Income from continuing operations	1,169	1,145	1,316	1,448
Discontinued operations, net	43	267	8	4
Net income	$1,212	$1,412	$1,324	$1,452
Basic earnings per common share
Income from continuing operations	$1.39	$1.36	$1.58	$1.75
Discontinued operations, net	0.05	0.32	0.01	—
Basic earnings per common share	$1.44	$1.68	$1.59	$1.75
Diluted earnings per common share
Income from continuing operations	$1.38	$1.36	$1.57	$1.74
Discontinued operations, net	0.05	0.32	0.01	—
Diluted earnings per common share	$1.43	$1.68	$1.58	$1.74
Dividends per common share	$0.22	$0.22	$0.25	$0.25
Market price per common share
High	$50.46	$59.73	$65.86	$79.25
Low	$42.06	$49.07	$50.66	$63.29

Supplemental Oil and Gas Information (Unaudited)

The following tables set forth Occidental’s net interests in quantities of proved developed and undeveloped reserves of crude oil, NGLs, condensate and natural gas and changes in such quantities. Unless otherwise indicated hereafter, discussion of oil or oil and liquids refers to crude oil, condensate and NGLs. In addition, discussions of oil and gas production or volumes, in general, refer to sales volumes unless context requires or it is indicated otherwise. The reserves are stated after applicable royalties. These estimates include reserves in which Occidental holds an economic interest under PSCs and other similar economic arrangements.

The reserve estimation process involves reservoir engineers, geoscientists, planning engineers and financial analysts. As part of this process, all reserves volumes are estimated by a forecast of production rates, operating costs and capital expenditures. Price differentials between benchmark prices and prices realized and specifics of each operating agreement are then used to estimate the net reserves. Production rate forecasts are derived by a number of methods, including estimates from decline curve analyses, material balance calculations that take into account the volume of substances replacing the volumes produced and associated reservoir pressure changes, or computer simulation of the reservoir performance. Operating costs and capital costs are forecast using current costs combined with expectations of future costs for specific reservoirs. In many cases, activity-based cost models for a reservoir are utilized to project operating costs as production rates and the number of wells for production and injection vary.

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

In 2008, Ryder Scott compared Occidental’s methods and procedures for estimating oil and gas reserves to generally accepted industry standards and reviewed certain pertinent facts interpreted and assumptions made in estimating the proved reserves volumes, preparing the economic evaluations and determining reserves classifications. Ryder Scott reviewed the specific application of such methods and procedures for selected oil and gas properties considered to be a valid representation of Occidental’s total reserves portfolio. In 2008, Ryder Scott reviewed approximately 22 percent of Occidental’s proved oil and gas reserves. Since being engaged in 2003, Ryder Scott has reviewed the specific application of Occidental’s reserve estimation methods and procedures for approximately 66 percent of Occidental’s proved oil and gas reserves.

Based on its reviews, including the data, technical processes and interpretations presented by Occidental, Ryder Scott has concluded that the overall procedures and methodologies utilized in determining the proved reserves for the reviewed properties as estimated by Occidental are reasonable and consistent with generally accepted industry standards and comply with current Securities and Exchange Commission (SEC) standards. Ryder Scott has not been engaged to render an opinion as to the reasonableness of reserves quantities reported by Occidental.

Estimates of proved reserves are collected in a database and changes in this database are reviewed by engineering personnel to ensure accuracy. Finally, reserves volumes and changes are reviewed and approved by Occidental's senior management.

Occidental has classified its Horn Mountain (in 2007), Pakistan (in 2007) and Ecuador (in 2006) operations as discontinued operations on a retrospective basis and excluded them from all tables in the Supplemental Oil and Gas Information section.

Oil Reserves

In millions of barrels

	Consolidated Subsidiaries
	United States	Latin America	Middle East/ North Africa		Total	Other Interests (a)
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2005	1,616	50	296	(b)	1,962	45
Revisions of previous estimates	(28)	10	39		21	(7)
Improved recovery	69	33	14		116	(1)
Extensions and discoveries	3	7	14		24	—
Purchases of proved reserves	98	152	4		254	—
Sales of proved reserves	(4)	—	—		(4)	—
Production	(94)	(26)	(40)		(160)	(7)
Balance at December 31, 2006	1,660	226	327	(b)	2,213	30
Revisions of previous estimates	(20)	(17)	(43)		(80)	—
Improved recovery	114	17	52		183	1
Extensions and discoveries	1	15	2		18	(1)
Purchases of proved reserves	47	—	10		57	—
Sales of proved reserves	—	—	—		—	(33)
Production	(95)	(27)	(43)		(165)	1
Balance at December 31, 2007	1,707	214	305	(b)	2,226	(2)
Revisions of previous estimates	(243)	(6)	135		(114)	—
Improved recovery	99	44	46		189	—
Extensions and discoveries	11	—	—		11	—
Purchases of proved reserves	71	—	—		71	—
Sales of proved reserves	(2)	—	—		(2)	—
Production	(96)	(28)	(46)		(170)	1
Balance at December 31, 2008	1,547	224	440	(b)	2,211	(1)
PROVED DEVELOPED RESERVES (c)
December 31, 2005	1,319	44	174		1,537	37
December 31, 2006	1,382	140	249		1,771	23
December 31, 2007	1,406	120	262		1,788	(2)
December 31, 2008	1,209	124	342		1,675	(2)
(a)

The 2008 and 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of reserves from an equity investee in Yemen. The 2006 amounts include Occidental’s share of reserves from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

(b)

All Middle East/North Africa amounts are related to PSCs, and do not include amounts related to income taxes owed by Occidental but paid by governmental entities on its behalf. In June 2008, Occidental entered into a PSC with the Libyan National Oil Company. Prior to the effective date of this contract, Occidental operated in Libya under exploration, production-sharing and concession agreements.

(c)

Approximately one percent of the proved developed reserves at December 31, 2008 are nonproducing. The majority of these volumes are located in the United States and the remainder is in Latin America and Middle East/North Africa.

Gas Reserves

In billions of cubic feet

	Consolidated Subsidiaries
	United States	Latin America	Middle East/ North Africa	Total	Other Interests
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2005	2,323	—	1,051 (a)	3,374	—
Revisions of previous estimates	(135)	45	59	(31)	8
Improved recovery	120	—	7	127	—
Extensions and discoveries	58	—	—	58	—
Purchases of proved reserves	274	161	—	435	—
Sales of proved reserves	(2)	—	—	(2)	—
Production	(214)	(12)	(11)	(237)	(8)
Balance at December 31, 2006	2,424	194	1,106 (a)	3,724	—
Revisions of previous estimates	35	5	(130)	(90)	—
Improved recovery	406	5	6	417	—
Extensions and discoveries	5	19	11	35	—
Purchases of proved reserves	18	—	—	18	—
Sales of proved reserves	—	—	—	—	—
Production	(216)	(15)	(30)	(261)	—
Balance at December 31, 2007	2,672	208	963 (a)	3,843	—
Revisions of previous estimates	(490)	(26)	328	(188)	—
Improved recovery	281	46	21	348	—
Extensions and discoveries	76	—	—	76	—
Purchases of proved reserves	832	—	—	832	—
Sales of proved reserves	(3)	—	—	(3)	—
Production	(215)	(16)	(76)	(307)	—
Balance at December 31, 2008	3,153	212	1,236	4,601	—
PROVED DEVELOPED RESERVES (b)
December 31, 2005	1,833	—	73	1,906	—
December 31, 2006	1,940	137	560	2,637	—
December 31, 2007	1,997	140	932	3,069	—
December 31, 2008	1,866	142	1,206	3,214	—
(a)	All Middle East/North Africa amounts are related to PSCs, and do not include amounts related to income taxes owed by Occidental but paid by governmental entities on its behalf.
(b)	Approximately three percent of the proved developed reserves at December 31, 2008 are nonproducing. The substantial majority of these volumes are located in the United States.

STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS

For purposes of the following disclosures, future cash flows were computed by applying year-end prices to Occidental's proved oil and gas reserves, except in those instances in which sales are covered by physical contract terms, in which case contract price and terms for the periods during which reserves are expected to be produced were taken into account. Derivative instruments that qualify as cash flow hedges have not been included in the estimates of future net cash flows. Future development and production costs were computed by applying current costs. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10-percent discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at each of December 31, 2008, 2007 and 2006. Such arbitrary assumptions have not necessarily proven accurate in the past. Other assumptions of equal validity would give rise to substantially different results.

The year-end realized prices used to calculate future cash flows vary by producing area and market conditions. For the 2008, 2007 and 2006 disclosures, the West Texas Intermediate oil prices used were $44.60 per barrel, $95.98 per barrel and $61.05 per barrel, respectively. The Henry Hub gas prices used for the 2008, 2007 and 2006 disclosures were $5.71 per MMBtu, $6.795 per MMBtu and $5.64 per MMBtu, respectively.

Standardized Measure of Discounted Future Net Cash Flows

In millions

	Consolidated Subsidiaries
	United States	Latin America	Middle East/ North Africa	Total	Other Interests (a)
AT DECEMBER 31, 2008
Future cash flows	$75,267	$9,880	$16,880	$102,027	$(40)
Future costs
Production costs and other operating expenses	(38,315)	(4,449)	(6,905)	(49,669)	82
Development costs (b)	(7,376)	(1,713)	(2,405)	(11,494)	(26)
Future income tax expense	(6,867)	(853)	—	(7,720)	34
Future net cash flows	22,709	2,865	7,570	33,144	50
Ten percent discount factor	(12,344)	(1,033)	(3,112)	(16,489)	(9)
Standardized measure	$10,365	$1,832	$4,458	$16,655	$41
AT DECEMBER 31, 2007
Future cash flows	$166,082	$11,433	$25,195	$202,710	$(187)
Future costs
Production costs and other operating expenses	(57,618)	(3,432)	(4,949)	(65,999)	74
Development costs (b)	(5,797)	(1,407)	(1,927)	(9,131)	(24)
Future income tax expense	(34,375)	(2,171)	(1,164)	(37,710)	112
Future net cash flows	68,292	4,423	17,155	89,870	(25)
Ten percent discount factor	(39,476)	(1,387)	(6,145)	(47,008)	5
Standardized measure	$28,816	$3,036	$11,010	$42,862	$(20)
AT DECEMBER 31, 2006
Future cash flows	$99,453	$9,279	$18,436	$127,168	$1,139
Future costs
Production costs and other operating expenses	(46,994)	(3,002)	(4,676)	(54,672)	(980)
Development costs (b)	(4,145)	(1,213)	(1,359)	(6,717)	(85)
Future income tax expense	(15,766)	(1,778)	(325)	(17,869)	44
Future net cash flows	32,548	3,286	12,076	47,910	118
Ten percent discount factor	(17,571)	(1,178)	(4,441)	(23,190)	(17)
Standardized measure	$14,977	$2,108	$7,635	$24,720	$101
(a)

The 2008 and 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of the future net cash flows from an equity investee in Yemen. The 2006 amounts include Occidental’s share of the future net cash flows from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

(b)	Includes dismantlement and abandonment costs.

Changes in the Standardized Measure of Discounted Future

Net Cash Flows From Proved Reserve Quantities

In millions

For the years ended December 31,	2008	2007	2006
Beginning of year	$42,862	$24,720	$24,390
Sales and transfers of oil and gas produced, net of production costs and other operating expenses	(12,822)	(9,286)	(8,147)
Net change in prices received per barrel, net of production costs and other operating expenses	(37,334)	28,434	(3,752)
Extensions, discoveries and improved recovery, net of future production and development costs	2,274	6,671	2,696
Change in estimated future development costs	(3,602)	(3,002)	(2,658)
Revisions of quantity estimates	(1,458)	(2,237)	1,235
Development costs incurred during the period	4,094	2,892	2,373
Accretion of discount	5,382	3,096	3,206
Net change in income taxes	13,481	(8,360)	592
Purchases and sales of reserves in place, net	854	1,801	4,090
Changes in production rates and other	2,924	(1,867)	695
Net change	(26,207)	18,142	330
End of year	$16,655	$42,862	$24,720

Average Sales Prices and Average Production Costs of Oil and Gas

The following table sets forth, for each of the three years in the period ended December 31, 2008, Occidental’s approximate average sales prices and average production costs of oil and gas. Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, treating, primary processing, field storage, property and production taxes and insurance on proved properties, but do not include depreciation, depletion and amortization, royalties, income taxes, interest, general and administrative and other expenses.

	Consolidated Subsidiaries
	United States	Latin America	(a)	Middle East/ North Africa		Total		Other Interests	(b)
2008
Oil — Average sales price ($/bbl.)	$91.16	$70.53		$94.70	(c)	$88.34		$96.30	(c)
Gas — Average sales price ($/Mcf)	$8.03	$4.43		$1.01		$6.10		$—
Average oil and gas production cost ($/bbl.) (d)	$16.73	$15.46		$9.98		$14.75	(e)	$26.11
2007
Oil — Average sales price ($/bbl.)	$65.67	$56.66		$69.24	(c)	$64.86		$68.74	(c)
Gas — Average sales price ($/Mcf)	$6.53	$2.66		$0.99		$5.68		$—
Average oil and gas production cost ($/bbl.) (d)	$13.95	$10.74		$8.91		$12.34	(e)	$14.44
2006
Oil — Average sales price ($/bbl.)	$57.84	$52.40		$61.58	(c)	$57.81		$62.59	(c)
Gas — Average sales price ($/Mcf)	$6.49	$2.00		$0.97		$6.00		$—
Average oil and gas production cost ($/bbl.) (d)	$12.33	$10.02		$8.22		$11.13	(e)	$15.40
(a)	Sales prices include royalties with respect to certain of Occidental’s interests.
(b)

Includes prices and costs applicable to the equity investee in Yemen. Occidental's joint venture interest in Russia was sold in 2007, and all years exclude the prices and costs applicable to the joint venture interest in Russia.

(c)	Excludes income taxes owed by Occidental but paid by governmental entities on its behalf.
(d)	Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil.
(e)	Includes taxes other than on income of $2.62, $1.97 and $1.94 for the years ended December 31, 2008, 2007 and 2006, respectively.

Net Productive and Dry — Exploratory and Development Wells Completed

The following table sets forth, for each of the three years in the period ended December 31, 2008, Occidental’s net productive and dry–exploratory and development wells completed.

			Consolidated Subsidiaries
			United States	Latin America	Middle East/ North Africa	Total	Other Interests (a)
2008
Oil	—	Exploratory	6.6	16.6	2.0	25.2	(0.8)
		Development	527.9	215.9	137.0	880.8	(2.8)
Gas	—	Exploratory	—	—	—	—	—
		Development	223.5	—	1.3	224.8	—
Dry	—	Exploratory	3.5	10.6	13.0	27.1	(0.5)
		Development	10.9	5.7	—	16.6	(0.9)
2007
Oil	—	Exploratory	2.5	9.0	—	11.5	—
		Development	383.1	335.0	114.8	832.9	(20.3)
Gas	—	Exploratory	—	—	—	—	—
		Development	84.7	—	8.5	93.2	—
Dry	—	Exploratory	4.5	0.5	1.7	6.7	—
		Development	1.4	0.8	2.4	4.6	0.2
2006
Oil	—	Exploratory	0.5	11.0	2.6	14.1	—
		Development	437.9	173.9	75.6	687.4	(1.4)
Gas	—	Exploratory	—	—	2.1	2.1	—
		Development	124.7	—	—	124.7	—
Dry	—	Exploratory	4.7	0.4	2.6	7.7	0.4
		Development	21.5	4.0	3.7	29.2	—
(a)

The 2008 and 2007 amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of the amounts applicable from an equity investee in Yemen. The 2006 amounts include Occidental’s share of the amounts applicable from an equity investee in Yemen and a Russian joint venture, partially offset by the minority interest in a Colombian subsidiary. Occidental's joint venture interest in Russia was sold in 2007.

Productive Oil and Gas Wells

The following table sets forth, as of December 31, 2008, Occidental’s productive oil and gas wells (both producing and capable of production).

			Consolidated Subsidiaries
Wells at December 31, 2008			United States		(a)	Latin America		(a)	Middle East/ North Africa		(a)	Total		(a)	Other Interests		(a,b)
Oil	—	Gross (c)	24,344	(839)		3,611	(2,528)		1,559	(10)		29,514	(3,377)		—	(—)
	—	Net (d)	18,611	(634)		2,824	(2,291)		817	(10)		22,252	(2,935)		(23)	(—)
Gas	—	Gross (c)	4,668	(232)		184	(155)		56	(1)		4,908	(388)		—	(—)
	—	Net (d)	4,107	(183)		182	(155)		30	(1)		4,319	(339)		—	(—)
(a)	The numbers in parentheses indicate the number of wells with multiple completions.
(b)	The amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of the amounts applicable from an equity investee in Yemen.
(c)	The total number of wells in which interests are owned.
(d)	The sum of fractional interests.

Participation in Exploratory and Development Wells Being Drilled

The following table sets forth, as of December 31, 2008, Occidental’s participation in exploratory and development wells being drilled.

		Consolidated Subsidiaries
Wells at December 31, 2008		United States	Latin America	Middle East/ North Africa	Total	Other Interests	(a)
Exploratory and development wells
—	Gross	72	24	15	111	—
—	Net	66	16	8	90	—
(a)	The amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of the amounts applicable from an equity investee in Yemen.

At December 31, 2008, Occidental was participating in 177 pressure maintenance projects in the United States, 21 in Latin America and 27 in the Middle East/North Africa.

Oil and Gas Acreage

The following table sets forth, as of December 31, 2008, Occidental’s holdings of developed and undeveloped oil and gas acreage.

			Consolidated Subsidiaries
Thousands of acres at December 31, 2008			United States	Latin America	Middle East/ North Africa	Total	Other Interests	(e)
Developed (a)	—	Gross (b)	4,626	570	1,344	6,540	—
	—	Net (c)	3,107	497	562	4,166	27
Undeveloped (d)	—	Gross (b)	2,230	3,103	35,321	40,654	—
	—	Net (c)	1,430	2,528	25,798	29,756	(254)
(a)	Acres spaced or assigned to productive wells.
(b)	Total acres in which interests are held.
(c)	Sum of the fractional interests owned based on working interests, or interests under PSCs and other economic arrangements..
(d)	Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether the acreage contains proved reserves.
(e)	The amounts reflect the minority interest in a Colombian subsidiary, partially offset by Occidental's share of the amounts applicable from an equity investee in Yemen.

Oil and Natural Gas Sales Volumes and Production Per Day

The following tables set forth the sales volumes and production of oil and liquids and natural gas per day for each of the three years in the period ended December 31, 2008. The differences between the sales volumes and production per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers. Sale at these locations is not recognized until a tanker is loaded and title passes.

Sales Volumes per Day	2008	2007	2006
United States
Oil and liquids (MBBL)
California	89	89	86
Permian	168	167	167
Midcontinent and Rockies	6	4	3
TOTAL	263	260	256
Natural gas (MMCF)
California	235	254	256
Permian	181	186	194
Midcontinent and Rockies	171	153	138
TOTAL	587	593	588
Latin America
Crude oil (MBBL)
Argentina	32	32	33
Colombia	43	42	38
TOTAL	75	74	71
Natural gas (MMCF)
Argentina	21	22	17
Bolivia	21	18	17
TOTAL	42	40	34
Middle East/North Africa
Oil and liquids (MBBL)
Oman	23	20	18
Dolphin	21	4	—
Qatar	47	48	43
Yemen	21	25	29
Libya	15	22	23
TOTAL	127	119	113
Natural gas (MMCF)
Oman	24	30	30
Dolphin	184	51	—
TOTAL	208	81	30
Barrels of Oil Equivalent (MBOE) (a)
Subtotal consolidated subsidiaries	605	573	549
Colombia – minority interest	(6)	(5)	(5)
Yemen – Occidental net interest	2	2	1
Total worldwide net sales (b)	601	570	545

(See footnotes following the Production per Day table)

Production per Day	2008	2007	2006
United States
Oil and liquids (MBBL)	263	260	256
Natural gas (MMCF)	587	593	588
Latin America
Crude oil (MBBL)
Argentina	34	33	32
Colombia	44	42	38
TOTAL	78	75	70
Natural gas (MMCF)	42	40	34
Middle East/North Africa
Oil and liquids (MBBL)
Oman	23	19	18
Dolphin	20	5	—
Qatar	47	47	44
Yemen	21	25	28
Libya	15	21	21
TOTAL	126	117	111
Natural gas (MMCF)	208	81	30
Barrels of Oil Equivalent (MBOE) (a)
Subtotal consolidated subsidiaries	607	571	546
Colombia – minority interest	(6)	(6)	(5)
Yemen – Occidental net interest	2	2	2
Total worldwide net production (b)	603	567	543
(a)	Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil.
(b)

Occidental has classified its Pakistan (in 2007), Horn Mountain (in 2007) and Ecuador (in 2006) operations as discontinued operations on a retrospective application basis and excluded them from this table. Excludes production from Pakistan operations, which averaged 17,000 BOE per day in 2006. Excludes production from Horn Mountain operations, which averaged 13,000 BOE per day in 2006. Excludes production from Ecuador operations, which averaged 43,000 BOE per day for the first five months of 2006. Also excluded is production from a Russian joint venture (sold in January 2007), which averaged 27,000 BOE per day in 2006.

Schedule II – Valuation and Qualifying Accounts In millions	Occidental Petroleum Corporation and Subsidiaries

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
2008
Allowance for doubtful accounts	$35	$11	$—		$(1)		$45
Environmental	$457	$29	$25		$(72	)(c)	$439
Litigation, tax and other reserves	173	10	62	(e)	(37)		208
	$630	$39	$87		$(109)		$647	(a)
2007
Allowance for doubtful accounts	$15	$7	$13		$—		$35
Environmental	$412	$108	$5	(b)	$(68	)(c)	$457
Litigation, tax and other reserves	323	11	10		(171	)(d)	173
	$735	$119	$15		$(239)		$630	(a)
2006
Allowance for doubtful accounts	$27	$—	$5		$(17)		$15
Environmental	$418	$48	$17	(b)	$(71	)(c)	$412
Litigation, tax and other reserves	227	20	100	(e)	(24)		323
	$645	$68	$117		$(95)		$735	(a)
(a)	Of these amounts, $130 million, $123 million and $139 million in 2008, 2007 and 2006, respectively, are classified as current.
(b)	Primarily represents acquisitions.
(c)	Primarily represents payments.
(d)	Primarily represents reversal of liabilities for unrecognized tax benefits due to Occidental's adoption of FIN No. 48.
(e)	Primarily represents acquisitions and balance sheet reclassifications.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Occidental's Chairman of the Board and Chief Executive Officer and its President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, Occidental's Chairman of the Board and Chief Executive Officer and President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of December 31, 2008.

There has been no change in Occidental's internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting. Management’s Annual Assessment of and Report on Occidental’s Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are set forth in Item 8.

Part III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Occidental has adopted a Code of Business Conduct (Code). The Code applies to the Chairman of the Board and Chief Executive Officer, President and Chief Financial Officer, Principal Accounting Officer and persons performing similar functions (Key Personnel). The Code also applies to Occidental's directors, its employees and the employees of entities it controls. The Code is posted at www.oxy.com. Occidental will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to its Key Personnel or directors by disclosing the nature of that amendment or waiver on its website.

This item incorporates by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" and "Nominations for Directors for Term Expiring in 2009" in Occidental's definitive proxy statement filed in connection with its May 1, 2009, Annual Meeting of Stockholders (2009 Proxy Statement). The list of Occidental's executive officers and significant employees and related information under "Executive Officers" set forth in Part I of this report is incorporated by reference herein.

ITEM 11	EXECUTIVE COMPENSATION

This item incorporates by reference the information appearing under the captions "Executive Compensation" (except information under the sub-caption " – 2008 Performance Highlights") and "Election of Directors – Information Regarding the Board of Directors and Its Committees" in the 2009 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item incorporates by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2009 Proxy Statement. See also the information under "Securities Authorized for Issuance Under Equity Compensation Plans" in Part II, Item 5 of this report.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This item incorporates by reference the information appearing under the caption "Election of Directors – Information Regarding the Board of Directors and its Committees – Independence and – Corporate Governance" and " – Related Party Transactions" in the 2009 Proxy Statement.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item incorporates by reference the information with respect to accountant fees and services appearing under the captions "Ratification of Independent Auditors – Audit and Other Fees and – Report of the Audit Committee" in the 2009 Proxy Statement.

Part IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The agreements included as exhibits to this report are included to provide information about their terms and not to provide any other factual or disclosure information about Occidental or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other agreement parties and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk among the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from the way investors may view materiality; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

(a) (1) and (2). Financial Statements and Financial Statement Schedule

Reference is made to Item 8 of the Table of Contents of this report, where these documents are listed.

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
4.4*

Form of Officers’ Certificate, dated October 21, 2008, establishing the terms and form of the 7% Notes due 2013 (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated October 16, 2008 (date of earliest event reported), File No. 1-9210).

4.5*	Form of 7% Note due 2013 (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated October 16, 2008 (date of earliest event reported), File No. 1-9210).
4.6

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

All of the Exhibits numbered 10.1 to 10.60 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(b) of Form 10-K.

10.1*

Amended and Restated Employment Agreement, dated as of October 9, 2008, between Occidental and Dr. Ray R. Irani (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, File No. 1-9210).

10.2*

Amended and Restated Employment Agreement, dated as of October 9, 2008, between Occidental and Stephen I. Chazen (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, File No. 1-9210).

_________________________

* Incorporated herein by reference

10.3*

Amended and Restated Employment Agreement, dated October 9, 2008, between Occidental and Donald P. de Brier (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, File No. 1-9210).

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

10.8*

Form of Occidental Petroleum Corporation Modified Deferred Compensation Plan (Effective December 31, 2006, Amended and Restated Effective November 1, 2008) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, File No. 1-9210).

10.9*

Form of Occidental Petroleum Corporation Amendment to Senior Executive Supplemental Life Insurance Plan (Effective as of January 1, 1986, Amended and Restated Effective as of January 1, 1996) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, File No. 1-9210).

10.10*

Form of Occidental Petroleum Corporation Amendment to Senior Executive Survivor Benefit Plan (Effective as of January 1, 1986, Amended and Restated Effective as of January 1, 1996) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, File No. 1-9210).

10.11*

Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors, amended October 11, 2007 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2007, File No. 1-9210).

10.12*

Form of Restricted Stock Option Assignment under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 99.2 to the Registration Statement on Form S-8 of Occidental, File No. 333-02901).

10.13*

Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2003, File No. 1-9210).

10.14*

Amendment to Form of Restricted Stock Agreement under Occidental Petroleum Corporation 1996 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2007, File No. 1-9210).

10.15*

Form of Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005, Amended and Restated as of November 1, 2008) (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, File No. 1-9210).

10.16*

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

10.21*

Terms and Conditions for Incentive Stock Option Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

10.22*

Terms and Conditions for Nonqualified Stock Option Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

_________________________

* Incorporated herein by reference

10.23*

Terms and Conditions of Stock Appreciation Rights Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2004, File No. 1-9210).

10.24*

Terms and Conditions of Restricted Share Unit Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (December 2004 version) (filed as Exhibit 10.57 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-9210).

10.25*

Global Restricted Stock Unit Amendment to the 2004 Terms and Conditions (filed as Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated October 12, 2006 (date of earliest event reported), File No. 1-9210).

10.26*	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 99.1 to Occidental's Registration Statement on Form S-8, File No. 333-124732).
10.27*

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

10.29*

Terms and Conditions of Restricted Share Unit Award (mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.30*

Agreement to Amend Outstanding Option Awards, dated October 26, 2005 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2005, File No. 1-9210).

10.31*

Terms and Conditions of Restricted Share Unit Award (mandatory deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (December 2005 version) (filed as Exhibit 10.62 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2005, File No. 1-9210).

10.32*

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

10.34*

Terms and Conditions of Performance-Based Stock Award (deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2006 version – Oil and Gas) (filed as Exhibit 10.64 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2005, File No. 1-9210).

10.35*

Terms and Conditions of Performance-Based Stock Award (deferred issuance of shares) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2006 version – Chemicals) (filed as Exhibit 10.65 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2005, File No. 1-9210).

10.36*

Terms and Conditions of Target Performance-Based Restricted Share Unit Award Under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated July 19, 2006 (date of earliest event reported), File No. 1-9210).

10.37*

Terms and Conditions of Stock Appreciation Rights (SARs) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (July 2006 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2006, File No. 1-9210).

10.38*	Global Performance-Based Stock Amendment (filed as Exhibit 10.8 to the Current Report on Form 8-K of Occidental dated October 12, 2006 (date of earliest event reported), File No. 1-9210).
10.39*

Form of Occidental Petroleum Corporation 2005 Deferred Stock Program (Restatement Effective as of November 1, 2008) (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, File No. 1-9210).

10.40*

Occidental Petroleum Corporation Executive Incentive Compensation Plan (filed as Exhibit 10.69 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2005, File No. 1-9210).

10.41*	Description of financial counseling program (filed as Exhibit 10.50 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.42*	Description of group excess liability insurance program (filed as Exhibit 10.51 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.43*	Executive Stock Ownership Guidelines (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, File No. 1-9210)

_________________________

* Incorporated herein by reference

10.44*

Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated February 16, 2006 (date of earliest event reported), filed February 22, 2006, File No. 1-9210)

10.45*

Amendment to Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended September 30, 2007, File No. 1-9210)

10.46*

Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (2007 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended September 30, 2007, File No. 1-9210)

10.47*

Director Retainer and Attendance Fees (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated February 16, 2006 (date of earliest event reported), filed February 22, 2006, File No. 1-9210)

10.48*

Terms and Conditions of Performance-Based Stock Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2007 version – Corporate) (filed as Exhibit 10.68 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2006, File No. 1-9210).

10.49*

Terms and Conditions of Performance-Based Stock Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2007 version – Oil and Gas) (filed as Exhibit 10.69 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2006, File No. 1-9210).

10.50*

Terms and Conditions of Performance-Based Stock Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2007 version – Chemicals) (filed as Exhibit 10.70 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2006, File No. 1-9210).

10.51*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Return On Equity Incentive Award (Cash-based, Cash-settled Award) (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

10.52*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Agreement (Equity-based, Equity and Cash-Settled Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

10.53*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Agreement (Equity-based, Cash-Settled Award) (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

10.54*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil And Gas Corporation Return On Assets Incentive Award Agreement (Cash-Based, Cash-Settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2007, File No. 1-9210).

10.55*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return On Assets Incentive Award Agreement (Cash-Based, Cash-Settled Award) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2007, File No. 1-9210).

10.56*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Return on Equity Incentive Award (Cash-based, Cash-settled Award) (filed as Exhibit 10.1 to the Current Report On Form 8-K of Occidental dated July 16, 2008 (date of earliest event reported), File No. 1-9210).

10.57*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Agreement (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.2 to the Current Report On Form 8-K of Occidental dated July 16, 2008 (date of earliest event reported), File No. 1-9210).

10.58*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Agreement (Equity-based, Cash-settled Award) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2008, File No. 1-9210).

10.59*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2008, File No. 1-9210).

10.60*

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2008, File No. 1-9210).

12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2008.
21	List of subsidiaries of Occidental at December 31, 2008.
23.1	Independent Registered Public Accounting Firm's Consent.
23.2	Expert Consent.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________

* Incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION
February 24, 2009	By:	/s/ RAY R. IRANI
Ray R. Irani Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ RAY R. IRANI	Chairman of the Board of Directors	February 24, 2009
Ray R. Irani	and Chief Executive Officer
/s/ STEPHEN I. CHAZEN	President and Chief Financial Officer	February 24, 2009
Stephen I. Chazen
/s/ ROY PINECI	Vice President, Controller and	February 24, 2009
Roy Pineci	Principal Accounting Officer
/s/ SPENCER ABRAHAM	Director	February 24, 2009
Spencer Abraham
/s/ RONALD W. BURKLE	Director	February 24, 2009
Ronald W. Burkle
/s/ JOHN S. CHALSTY	Director	February 24, 2009
John S. Chalsty
/s/ EDWARD P. DJEREJIAN	Director	February 24, 2009
Edward P. Djerejian
/s/ JOHN E. FEICK	Director	February 24, 2009
John E. Feick
/s/ IRVIN W. MALONEY	Director	February 24, 2009
Irvin W. Maloney

	Title	Date
/s/ AVEDICK B. POLADIAN	Director	February 24, 2009
Avedick B. Poladian
/s/ RODOLFO SEGOVIA	Director	February 24, 2009
Rodolfo Segovia
/s/ AZIZ D. SYRIANI	Director	February 24, 2009
Aziz D. Syriani
/s/ ROSEMARY TOMICH	Director	February 24, 2009
Rosemary Tomich
/s/ WALTER L. WEISMAN	Director	February 24, 2009
Walter L. Weisman

This report was printed on recycled paper.

© 2009 Occidental Petroleum Corporation

EXHIBITS

12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2008.

21	List of subsidiaries of Occidental at December 31, 2008.

23.1	Independent Registered Public Accounting Firm's Consent.

23.2	Expert Consent.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.