Form 10-Q
period 2009-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2009-04-30
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of "accelerated filer", "large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☑    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes    ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common stock $.20 par value	810,576,081 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets —
		March 31, 2009 and December 31, 2008	2

		Consolidated Condensed Statements of Income —
		Three months ended March 31, 2009 and 2008	4

		Consolidated Condensed Statements of Cash Flows —
		Three months ended March 31, 2009 and 2008	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4.	Controls and Procedures	25

Part II	Other Information

	Item 1.	Legal Proceedings	26

	Item 2.	Share Repurchase Activities	26

	Item 6.	Exhibits	27

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(Amounts in millions)

	2009	2008

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,126	$1,777

Trade receivables, net	2,483	3,117

Marketing and trading assets and other	999	1,012

Inventories	1,007	958

Prepaid expenses and other	321	308

Total current assets	5,936	7,172

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,296	1,263

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $17,209 at March 31, 2009 and $16,462 at December 31, 2008	32,576	32,266

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	812	836

TOTAL ASSETS	$40,620	$41,537

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(Amounts in millions)

	2009	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt and notes payable	$918	$698

Accounts payable	2,531	3,306

Accrued liabilities	1,647	1,861

Domestic and foreign income taxes	158	158

Liabilities of discontinued operations	111	111

Total current liabilities	5,365	6,134

LONG-TERM DEBT, NET	1,822	2,049

DEFERRED CREDITS AND OTHER LIABILITIES

Deferred and other domestic and foreign income taxes	2,675	2,660

Long-term liabilities of discontinued operations	151	152

Other	3,138	3,217
	5,964	6,029

STOCKHOLDERS’ EQUITY

Common stock, at par value	176	176

Treasury stock	(4,130)	(4,121)

Additional paid-in capital	7,141	7,113

Retained earnings	24,792	24,684

Accumulated other comprehensive loss	(544)	(552)

Noncontrolling interest	34	25
	27,469	27,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,620	$41,537

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Amounts in millions, except per-share amounts)

	2009	2008

REVENUES AND OTHER INCOME
Net sales	$3,073	$6,020
Interest, dividends and other income	30	60
Gains (losses) on disposition of assets, net	—	(6)
	3,103	6,074
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,064	2,410
Selling, general and administrative and other operating expenses	270	319
Taxes other than on income	105	133
Environmental remediation	—	4
Exploration expense	58	74
Interest and debt expense, net	27	38
	2,524	2,978
Income before income taxes and other items	579	3,096
Provision for domestic and foreign income taxes	241	1,294
Income from equity investments	(42)	(46)
Income from continuing operations, net	380	1,848
Discontinued operations, net	(3)	27
Net income	377	1,875
Less: Net income attributable to noncontrolling interest	(9)	(29)
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$368	$1,846

BASIC EARNINGS PER COMMON SHARE – ATTRIBUTABLE TO COMMON STOCK
Income from continuing operations	$0.45	$2.21
Discontinued operations, net	—	0.03
BASIC EARNINGS PER COMMON SHARE	$0.45	$2.24

DILUTED EARNINGS PER COMMON SHARE – ATTRIBUTABLE TO COMMON STOCK
Income from continuing operations	$0.45	$2.19
Discontinued operations, net	—	0.03
DILUTED EARNINGS PER COMMON SHARE	$0.45	$2.22

DIVIDENDS PER COMMON SHARE	$0.32	$0.25

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Amounts in millions)

	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to common stock	$368	$1,846
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	3	(27)
Depreciation, depletion and amortization expense	786	653
Deferred income tax provision	49	66
Other non-cash charges to income	105	149
Losses on disposition of assets, net	—	6
Income from equity investments	(42)	(46)
Dry hole and impairment expense	48	43
Changes in operating assets and liabilities	(478)	(21)
Other operating, net	(53)	(77)
Operating cash flow from continuing operations	786	2,592
Operating cash flow from discontinued operations	(6)	95
Net cash provided by operating activities	780	2,687
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,071)	(833)
Purchases of assets, net	(64)	(1,657)
Equity investments and other investing, net	(32)	(20)
Net cash used by investing activities	(1,167)	(2,510)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	51
Payments of long-term debt	(7)	(38)
Proceeds from issuance of common stock	10	2
Purchases of treasury stock	(9)	(436)
Excess tax benefits related to share-based payments	2	12
Cash dividends paid	(260)	(207)
Stock options exercised	—	6
Distributions to noncontrolling interest	—	(36)
Net cash used by financing activities	(264)	(646)
Decrease in cash and cash equivalents	(651)	(469)
Cash and cash equivalents—beginning of period	1,777	1,964
Cash and cash equivalents—end of period	$1,126	$1,495

The accompanying notes are an integral part of these financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2009

1.	General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2009, and the consolidated statements of income and cash flows for the three months ended March 31, 2009 and 2008, as applicable. The income and cash flows for the periods ended March 31, 2009 and 2008, are not necessarily indicative of the income or cash flows to be expected for the full year.

2.	Accounting Changes

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-6-1. This FSP concluded that instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic earnings per share (EPS) under the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, with prior period retrospective application. Occidental adopted this FSP on January 1, 2009, which had no material impact on Occidental’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, which provides new disclosure requirements for an entity’s derivative and hedging activities. This statement is effective for periods beginning after November 15, 2008. Occidental adopted this statement on January 1, 2009. See Note 10 for further information.

In February 2008, the FASB issued FSP FAS 157-2, which deferred the effective date for applying the fair value measurement and disclosure framework of SFAS No. 157 to non-financial assets and liabilities that are recorded at fair value on a non-recurring basis until periods beginning after November 15, 2008. Occidental adopted this deferred portion of SFAS No. 157 on January 1, 2009 on a prospective basis. See Note 9 for further information.

In December 2007, the FASB issued SFAS No. 141(R). This statement provides new accounting guidance and disclosure requirements for business combinations, and is effective for business combinations which occur starting with the first fiscal year beginning on or after December 15, 2008. In April 2009, the FASB issued FSP FAS 141(R)-1, effective beginning the first quarter of 2009, which amends and clarifies certain provisions of SFAS 141(R), including the initial recognition and measurement criteria, subsequent measurement and accounting, and disclosure of preacquisition contingencies in business combinations. Occidental adopted SFAS 141(R) and FSP FAS 141(R)-1 in the first quarter of 2009. Occidental did not have any business combinations during the quarter ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 160. This statement provides new accounting guidance and disclosure and presentation requirements for noncontrolling interests in a subsidiary. SFAS No. 160 is effective for the first fiscal year beginning on or after December 15, 2008. Occidental adopted this statement on January 1, 2009, and applied the presentation and disclosure requirements retrospectively to all periods presented.

3.	Comprehensive Income

The following table presents Occidental’s comprehensive income for the three months ended March 31, 2009 and 2008 (in millions):

	2009	2008
Net income attributable to common stock	$368	$1,846
Other comprehensive income (loss) items
Foreign currency translation adjustments	1	2
Unrealized gains (losses) on derivatives	35	(116)
Pension and post-retirement adjustments	6	(12)
Reclassification of realized (gains) losses on derivatives	(34)	21
Unrealized gains (losses) on securities	—	12
Other comprehensive income (loss), net of tax	8	(93)
Comprehensive income attributable to common stock	$376	$1,753

There were not any other comprehensive income (loss) items related to noncontrolling interests for the three months ended March 31, 2009 and 2008.

4.	Supplemental Cash Flow Information

Income taxes paid (received) for the three months ended March 31, 2009 and 2008 were $(54) million and $65 million for U.S. taxes, respectively, and $246 million and $658 million for foreign taxes, respectively. The net amount received for U.S. taxes during the first quarter of 2009 reflects amounts received from federal audit settlements. Interest paid totaled approximately $8 million and $30 million for the three months ended March 31, 2009 and 2008, respectively.

5.	Inventories

A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories as of March 31, 2009 and December 31, 2008 consisted of the following (in millions):

	2009	2008
Raw materials	$115	$123
Materials and supplies	479	412
Finished goods	484	494
	1,078	1,029
LIFO reserve	(71)	(71)
Total	$1,007	$958

6.	Environmental Liabilities and Expenditures

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

The laws that require or address environmental remediation, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar federal, state, local and foreign laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. OPC or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures involving removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.

As of March 31, 2009, Occidental participated in or monitored remedial activities or proceedings at 164 sites. The following table presents Occidental’s environmental remediation reserves as of March 31, 2009, the current portion of which is included in accrued liabilities ($68 million) and the remainder in deferred credits and other liabilities — other ($351 million). The reserves are grouped in the following four categories of environmental remediation sites: (1) sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (CERCLA NPL); (2) other third-party sites; (3) Occidental-operated sites; and (4) Occidental's closed or non-operated sites.

	Number	Reserve Balance
	of Sites	(in millions)
CERCLA NPL sites	40	$59
Other third-party sites	74	111
Occidental-operated sites	19	121
Occidental's closed or non-operated sites	31	128
Total	164	$419

As of March 31, 2009, Occidental’s environmental reserves exceeded $10 million at 13 of the 164 sites described above, and 113 of the sites had reserves from $0 to $1 million. Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years. Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $400 million. The status of Occidental’s involvement with these sites and related significant assumptions have not changed materially since December 31, 2008. For management’s opinion with respect to environmental matters, refer to Note 7.

7.	Lawsuits, Claims, Commitments, Contingencies and Related Matters

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

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. While the audits for taxable years through 2007 have concluded for U.S. federal income tax purposes, the 2008 taxable year is currently under audit by the U.S. Internal Revenue Service pursuant to its compliance assurance program. Foreign government tax authorities are in various stages of auditing Occidental, and income taxes for taxable years from 2000 through 2008 remain subject to examination in certain jurisdictions. During the course of such audits, disputes have arisen and other disputes may arise as to facts and matters of law.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2009, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

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

8.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three months ended March 31, 2009 and 2008 (in millions):

	2009		2008
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$4	$4	$2	$3
Interest cost	7	10	7	10
Expected return on plan assets	(6)	—	(10)	—
Recognized actuarial loss	4	5	1	4
Total	$9	$19	$—	$17

Occidental contributed $2 million and $1 million to its defined benefit pension plans for the three months ended March 31, 2009 and 2008, respectively.

9.	Fair Value Measurements

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

		Fair Value Measurements at
		March 31, 2009 Using:
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments (a)
Marketing and trading assets and other	$265	$29	$236	$—
Long-term receivables and other assets, net	63	—	63	—
Investments in unconsolidated entities – available-for-sale securities	1	1	—	—

Total assets	$329	$30	$299	$—

Liabilities:
Derivative financial instruments (a)
Accrued liabilities	$(287)	$(18)	$(269)	$—
Deferred credits and other liabilities-other	(222)	(1)	(221)	—

Total liabilities	$(509)	$(19)	$(490)	$—
(a)	Derivative fair values are reported on a net basis to the extent a legal right of offset with a counterparty exists.

For the three months ended March 31, 2009, Occidental did not have any assets and liabilities measured at fair value on a non-recurring basis.

10.	Derivatives

As discussed in Note 2, Occidental adopted SFAS No. 161 on January 1, 2009. Derivatives are carried at fair value and, when a legal right of offset with the same counterparty exists, Occidental records these derivatives on a net basis. Occidental applies hedge accounting when transactions meet specified criteria for such treatment. If a derivative does not qualify as a hedge or is not designated as a hedge, any fair value gains or losses are recognized in earnings in the current period. If the derivative qualifies for cash flow hedge accounting and is designated and documented as a hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) with an offsetting adjustment to the basis of the item being hedged. Realized gains or losses from items designated as cash flow hedges, and any ineffectiveness, are recorded as a component of net sales in the consolidated statements of income. Ineffectiveness is primarily created by a basis difference between the hedged item and the hedging instrument due to location, quality or grade of the physical commodity transactions. Gains and losses from derivative instruments are reported net in the consolidated statements of income. There were no fair value hedges as of and for the three months ended March 31, 2009.

Occidental is exposed to risk that is inherent with changing commodity prices. In order to mitigate price risk, Occidental, from time to time, enters into derivative financial transactions. Occidental periodically uses different types of derivative instruments to achieve the best prices for oil and gas. Derivatives have been used by Occidental to reduce its exposure to price volatility on a small portion of its oil and gas production. Occidental also enters into low-risk marketing and trading activities through its separate marketing and trading organization, which operates under established policy controls and procedures. Occidental's marketing and trading operations utilize a combination of futures, forwards, options and swaps to mitigate the price risk associated with various physical transactions.

A majority of Occidental’s derivative transactions are exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these derivative transactions are executed on a daily margin basis. Cash collateral of $311 million deposited by Occidental with the clearing houses, which has not been applied against the derivative fair values, is recorded separately in the marketing and trading assets and other balance as of March 31, 2009.

In addition, Occidental executes a portion of its derivative transactions in the over-the-counter (OTC) market with various high-credit-quality counterparties. Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments. Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, spreading the credit risk among many such counterparties, and by entering into master netting arrangements with the counterparties, as appropriate. Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments against the derivative assets to reflect counterparty risk, if necessary. Certain of Occidental's OTC derivative instruments contain collateral thresholds. If credit thresholds are exceeded or if Occidental or the counterparty’s credit rating is reduced by the major credit rating agencies, Occidental or the counterparty may be required to post collateral via available cash or letters of credit to satisfy the difference between the current exposure and the negotiated credit threshold. As of March 31, 2009, the aggregate fair value of derivative instruments with credit-risk-related contingent features is a liability of $219 million. As of March 31, 2009, Occidental was not required to post collateral for the derivative instruments noted above. Occidental believes that if it had received a one notch reduction in its credit rating, it would not have resulted in a material change in its collateral posting requirements as of March 31, 2009.

Cash Flow Hedges

Occidental holds a series of collar agreements that qualify as cash-flow hedges for the sale of approximately 3% of its crude oil production. These agreements continue to the end of 2011. The following table presents the daily notional amounts and weighted average strike prices of Occidental’s collar positions as of March 31, 2009.

	Crude Oil — Collars
	Daily Volume (barrels)	Average Floor	Average Cap
2009	13,000	$33.15	$47.41
2010	12,000	$33.00	$46.35
2011	12,000	$32.92	$46.27

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. These agreements continue through 2010. As of March 31, 2009, Occidental has the following outstanding natural gas commodity contracts that were designated as cash flow hedges:

Natural Gas Contracts	Volumes
Forecasted purchases	3 billion cubic feet
Forecasted sales	8 billion cubic feet

As of March 31, 2009, Occidental had approximately 7 billion cubic feet of natural gas, which it holds in storage.

The following table presents the pre-tax gain recognized in, and reclassified from, Accumulated Other Comprehensive Income (AOCI) and recognized in income (net sales), including any hedge ineffectiveness, for derivative instruments classified as cash flow hedges for the three months ended March 31, 2009 (in millions):

Cash Flow Hedges	Gain Recognized in AOCI (Effective Portion)	Amount of Gain Reclassified from AOCI Into Income (Effective Portion)	Gain Recognized in Income (Ineffective Portion)
Commodity contracts – Occidental’s crude oil production	$30	$—	$3
Commodity contracts – Third-party natural gas marketing and trading activities	25	54	—
Total	$55	$54	$3

The following table summarizes net after-tax derivative activity recorded in AOCI for the three months ended March 31, 2009 and 2008 (in millions):

	2009	2008
Beginning Balance	$(150)	$(441)
Gains (losses) from changes in cash flow hedges	35	(116)
Losses (gains) reclassified to income	(34)	21
Ending Balance	$(149)	$(536)

During the next twelve months, Occidental expects that approximately $35 million of net after-tax derivative losses included in AOCI, based on their valuation as of March 31, 2009, will be reclassified into income.

Derivatives not designated as hedging instruments

Occidental’s third-party marketing and trading activities are focused on purchasing crude oil and natural gas for resale from partners, producers and third parties whose oil and gas supply is located near the midstream assets such as pipelines, processing plants and storage facilities that are owned or leased by Occidental. These purchases allow Occidental to aggregate volumes to maximize prices received for Occidental’s production. Occidental uses derivative instruments to manage the price risk associated with its third-party marketing and trading activities. The aggregate volumes and durations of these third-party marketing and trading purchase and sales contracts generally approximate each other.

The following table presents gross volumes of Occidental’s derivatives not designated as hedging instruments under SFAS 133 as of March 31, 2009:

Commodity	Volumes
Occidental’s production sales contracts
Crude oil	8 million barrels

Third-party marketing and trading activities
Purchase contracts
Crude oil	74 million barrels
Natural gas	1,056 billion cubic feet
Sales contracts
Crude oil	77 million barrels
Natural gas	911 billion cubic feet

Approximately $74 million of losses and $13 million of gains from derivatives not designated as hedging instruments under SFAS 133, entered for Occidental’s oil and gas production and the third-party marketing and trading activities, respectively, were recognized in net sales for the three months ended March 31, 2009.

The following table presents the gross fair value of Occidental’s outstanding derivatives as of March 31, 2009 (in millions):

	Asset Derivatives Balance Sheet Location	Fair Value(a)	Liability Derivatives Balance Sheet Location	Fair Value(a)

Cash flow hedges
Commodity contracts	Marketing and trading assets and other	$5	Accrued liabilities	$(60)
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	(163)
		$5		$(223)

Derivatives not designated as hedging instruments under SFAS 133
Commodity contracts	Marketing and trading assets and other	$781	Accrued liabilities	$(748)
	Long-term receivables and other assets, net	98	Deferred credits and other liabilities	(93)
		$879		$(841)

Total derivatives		$884		$(1,064)
(a)	The above fair values are presented at gross amounts even when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.

See Note 9 for Fair Value Measurements disclosures on derivatives.

11.	Industry Segments

Occidental conducts its continuing operations through three segments: (1) oil and gas, (2) chemical and (3) midstream, marketing and other (midstream and marketing). The oil and gas segment explores for, develops, produces and markets crude oil, natural gas liquids (NGLs), condensate and natural gas. The chemical segment manufactures and markets basic chemicals, vinyls and performance chemicals. The midstream and marketing segment gathers, treats, processes, transports, stores, trades and markets crude oil, natural gas, NGLs, condensate and carbon dioxide and generates and markets power.

Segment earnings generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment assets and income from the segments’ equity investments.

The following table presents Occidental’s industry segment and corporate disclosures (in millions):

	Oil and Gas	Chemical	Midstream, Marketing and Other	Corporate and Eliminations		Total
Three months ended
March 31, 2009

Net sales	$2,137	$792	$228	$(84	)(a)	$3,073
Pretax operating profit (loss)	$554	$169	$14	$(116	)(b)	$621
Income taxes	—	—	—	(241	)(c)	(241)
Discontinued operations	—	—	—	(3)		(3)
Net income attributable to noncontrolling interest	(9)	—	—	—		(9)
Net income (loss) attributable to common stock	$545	$169	$14	$(360)		$368
Three months ended
March 31, 2008

Net sales	$4,518	$1,267	$405	$(170	)(a)	$6,020
Pretax operating profit (loss)	$2,917	$179	$123	$(77	)(b)	$3,142
Income taxes	—	—	—	(1,294	)(c)	(1,294)
Discontinued operations	—	—	—	27	(d)	27
Net income attributable to noncontrolling interest	(29)	—	—	—		(29)
Net income (loss) attributable to common stock	$2,888	$179	$123	$(1,344)		$1,846
(a)	Intersegment sales are generally made at prices approximately equal to those that the selling entity is able to obtain in third-party transactions.
(b)	Includes net interest expense, administration expense, environmental remediation and other pre-tax items.
(c)	Includes all foreign and domestic income taxes from continuing operations.
(b)	In 2008, Occidental received a $61 million refund of taxes from Ecuador.

12.	Earnings Per Share

As discussed in Note 2, Occidental adopted FSP No. EITF 03-6-1 on January 1, 2009. Nonvested share-based payment awards granted by Occidental containing rights to nonforfeitable dividends are considered participating securities. These securities allow the holders to participate in all dividends declared with the holders of common stock. Accordingly, Occidental applies the two-class method when computing basic and diluted EPS. Prior period EPS data has been adjusted retrospectively to conform with the provisions of this FSP.

Basic EPS was computed by dividing net income by the weighted-average number of common shares outstanding during each period, net of treasury shares and including participating securities. The computation of diluted EPS further reflects the dilutive effect of stock options and unvested stock-settled stock appreciation rights (SARs) and nonparticipating restricted shares.

The following are the share amounts used to compute the basic and diluted EPS for the three months ended March 31, 2009 and 2008 (in millions):

	2009	2008
WEIGHTED AVERAGE SHARES – BASIC
Weighted average common shares outstanding	881.8	878.0
Weighted average treasury shares	(71.3)	(55.5)
Weighted average participating securities	1.3	3.0
Basic shares	811.8	825.5

WEIGHTED AVERAGE SHARES – DILUTED
Basic shares	811.8	825.5
Dilutive effect of stock options and unvested stock-settled SARs and nonparticipating restricted shares	2.6	4.3
Diluted shares	814.4	829.8

The following table presents the net income from continuing operations attributable to common stock, used in the calculation of EPS for the three months ended March 31, 2009 and 2008 (in millions):

	2009	2008
Income from continuing operations	$380	$1,848
Less: Net income attributable to noncontrolling interest	(9)	(29)
Net income from continuing operations attributable to common stock	$371	$1,819

13.	Subsequent Events

In April 2009, Occidental and its partner signed a Development and Production Sharing Agreement (DPSA) with the National Oil and Gas Authority of Bahrain, which is subject to the approval of Bahrain's Parliament, for further development of the Bahrain Field. Under this agreement, a Joint Operating Company will be formed to serve as operator for the project under the DPSA.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income of $368 million for the first three months of 2009 on net sales of $3.1 billion, compared with net income of $1.8 billion, on net sales of $6.0 billion for the same period of 2008. Diluted earnings per common share (EPS) attributable to common stock were $0.45 and $2.22 for the first three months of 2009 and 2008, respectively.

Net income for the three months ended March 31, 2009, compared to the same period of 2008, reflected lower crude oil and natural gas prices, higher depreciation, depletion and amortization (DD&A) rates, lower natural gas liquids (NGL) realized prices in the gas processing business and negative mark-to-market adjustments in crude oil marketing.

Net income for the three months ended March 31, 2009, included after-tax charges of $21 million for severance, $10 million for railcar leases and $5 million for rig termination costs.

Unless indicated otherwise, net income and EPS refer to net income attributable to common stock.

Selected Income Statement Items

The decrease in net sales for the three months ended March 31, 2009, compared with the same period of 2008, reflected lower crude oil and natural gas prices and lower volumes in chlorine, caustic soda and polyvinyl chloride, partially offset by increased oil and gas volumes and higher caustic soda prices.

The decrease in cost of sales for the three months ended March 31, 2009, compared with the same period of 2008, is due to lower workover and utilities costs, partially offset by higher DD&A rates in the oil and gas segment, and lower volumes in chlorine, caustic soda and polyvinyl chloride in the chemical segment.

The decrease in provision for domestic and foreign income taxes for the three months ended March 31, 2009, compared with the same period of 2008, was due to lower income before taxes and a reduced effective tax rate which reflects tax benefits resulting from the relinquishment of international exploration contracts during the first quarter of 2009.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the change in cash and cash equivalents. The decrease in trade receivables, net was due to lower oil and natural gas prices during the first quarter of 2009, compared to the fourth quarter of 2008. The increase in property, plant and equipment was due to capital expenditures, partially offset by DD&A.

The increase in current maturities of long-term debt and notes payable and the corresponding decrease to long-term debt, net are due to the maturities of the 4.25 percent medium-term senior notes in the first quarter of 2010. The decrease in accounts payable and accrued liabilities reflected lower crude oil prices and volumes in the marketing and trading operations and the 2009 payments related to higher capital spending and operating expenses during the fourth quarter of 2008, which were accrued at year-end, partially offset by mark-to-market adjustments in crude oil marketing. The increase in stockholders’ equity reflects net income for the first quarter of 2009, partially offset by dividend payments.

Segment Operations

Occidental conducts its continuing operations through three segments: (1) oil and gas, (2) chemical and (3) midstream, marketing and other (midstream and marketing). The oil and gas segment explores for, develops, produces and markets crude oil, NGLs, condensate and natural gas. The chemical segment manufactures and markets basic chemicals, vinyls and performance chemicals. The midstream and marketing segment gathers, treats, processes, transports, stores, trades and markets crude oil, natural gas, NGLs, condensate and carbon dioxide (CO2) and generates and markets power.

Segment earnings generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment assets and income from the segments’ equity investments. Seasonality is not a primary driver of changes in Occidental’s consolidated quarterly earnings during the year.

The following table sets forth the sales and earnings of each operating segment and corporate items for the three months ended March 31, 2009 and 2008 (in millions):

	2009	2008
Net Sales (a)
Oil and Gas	$2,137	$4,518
Chemical	792	1,267
Midstream, Marketing and Other	228	405
Eliminations	(84)	(170)
	$3,073	$6,020
Segment Earnings (b)
Oil and Gas (c)	$545	$2,888
Chemical	169	179
Midstream, Marketing and Other	14	123
	728	3,190
Unallocated Corporate Items
Interest expense, net (b)	(20)	—
Income taxes	(241)	(1,294)
Other (expense) income (b)	(96)	(77)
Income from continuing operations, net (c)	371	1,819
Discontinued operations, net (b)	(3)	27
Net income (c)	$368	$1,846
(a)	Intersegment sales are generally made at prices approximately equal to those that the selling entity is able to obtain in third-party transactions.
(b)	Refer to “Significant Items Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream, Marketing and Other Segment” and “Corporate” discussions that follow.
(c)	Represents amounts attributable to common stock shown after deducting noncontrolling interest amounts of $9 million and $29 million for the three months ended March 31, 2009 and 2008, respectively.

Significant Items Affecting Earnings

The following table sets forth, for the three months ended March 31, 2009 and 2008, the effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

	2009	2008
Oil and Gas
Rig terminations	$(8)	—
Total Oil and Gas	$(8)	$—

Chemical
No significant items affecting earnings	$—	$—
Total Chemical	$—	$—

Midstream, Marketing and Other
No significant items affecting earnings	$—	$—
Total Midstream, Marketing and Other	$—	$—

Corporate
Severance accrual	$(32)	$—
Railcar leases	(15)	—
Tax effect of pre-tax adjustments	19	—
Discontinued operations, net*	(3)	27
Total Corporate	$(31)	$27
Total	$(39)	$27

* Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three months ended March 31, 2009 and 2008 (in millions):

	2009	2008

Oil and Gas earnings (a)(b)	$545	$2,888
Chemical earnings	169	179
Midstream, Marketing and Other earnings	14	123
Unallocated corporate items	(116)	(77)
Pre-tax income (b)	612	3,113

Income tax expense
Federal and state	12	606
Foreign (a)	229	688
Total	241	1,294
Income from continuing operations (b)	$371	$1,819
Worldwide effective tax rate	39%	42%

(a)

Oil and gas pre-tax income and income tax expense include income taxes owed by Occidental but paid by governmental entities on its behalf of $202 million and $488 million for the three months ended March 31, 2009 and 2008, respectively.

(b)	Represents amounts after deducting noncontrolling interest amounts of $9 million and $29 million for the three months ended March 31, 2009 and 2008, respectively.

Oil and Gas Segment

The following tables set forth the sales volumes and production of oil, NGLs and natural gas per day for the three months ended March 31, 2009 and 2008. The difference between the sales volumes and production per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers. Sales at these locations are not recognized until title passes, which generally occurs when a tanker is loaded.

Sales Volumes per Day	2009	2008
Oil and Liquids (MBBL)
United States	276	261
Middle East/North Africa	138	130
Latin America	92	79

Natural Gas (MMCF)
United States	620	580
Middle East	229	223
Latin America	48	43

Barrels of Oil Equivalent (MBOE) per day (a)
Consolidated subsidiaries	656	611
Other interests	(2)	(4)
Worldwide sales volumes	654	607

Production per Day	2009	2008
Oil and Liquids (MBBL)
United States	276	261
Middle East/North Africa	142	135
Latin America	87	78

Natural Gas (MMCF)
United States	620	580
Middle East	229	223
Latin America	48	43

Barrels of Oil Equivalent (MBOE) per day (a)
Consolidated subsidiaries	655	615
Other interests	(3)	(4)
Worldwide production	652	611

Average Sales Prices	2009	2008
Crude Oil ($/BBL)
United States	$37.66	$90.21
Middle East/North Africa	$41.55	$93.37
Latin America	$39.59	$67.26
Total consolidated subsidiaries	$39.16	$86.70
Other interests	$57.95	$95.46
Worldwide	$39.29	$86.75

Natural Gas ($/MCF)
United States	$3.54	$8.15
Latin America	$3.50	$3.80
Worldwide	$2.90	$6.05
(a)	Natural gas volumes have been converted to BOE based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as a “Mcf”) of gas to one barrel of oil.

Oil and gas segment earnings for the three months ended March 31, 2009, were $545 million compared with $2.9 billion for the same period of 2008. The decrease in oil and gas segment earnings for the three months ended March 31, 2009, compared to the same period of 2008, reflected lower crude oil and natural gas prices and higher DD&A rates.

In the first quarter of 2009, the average West Texas Intermediate (WTI) price was $43.08 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $5.08 per million British Thermal Units (BTUs), compared to $97.90 per barrel and $7.94 per million BTUs, respectively, for the first quarter of 2008. Occidental’s realized oil price for the first quarter of 2009 was $39.29 per barrel compared to $86.75 per barrel for the first quarter of 2008. Based on the current levels of production and prices, if domestic natural gas prices vary by $0.50 per million BTUs, it would have an estimated effect on quarterly pre-tax income of approximately $20 million, while a $1.00 per-barrel change in oil prices would have a quarterly pre-tax impact of approximately $36 million. If production levels change, the sensitivity of Occidental’s results to oil and gas prices also would change.

The increase in production for the three months ended March 31, 2009, compared to the same period of 2008, includes 22,000 BOE per day from domestic operations, 15,000 BOE per day from Oman and 10,000 BOE per day from Argentina. About half of the domestic volume increase was attributable to 2008 acquisitions.

Oil and gas cash production costs, including taxes other than on income, declined from $14.75 per BOE for the total year 2008 to $12.19 per BOE for the first quarter of 2009. This decline is due to lower production taxes, lower workover, maintenance and utilities costs and the effect of higher production sharing volumes.

In April 2009, Occidental and its partner signed a Development and Production Sharing Agreement (DPSA) with the National Oil and Gas Authority of Bahrain, which is subject to the approval of Bahrain's Parliament, for further development of the Bahrain Field. Under this agreement, a Joint Operating Company will be formed to serve as operator for the project under the DPSA. Occidental's net share of production is expected to be approximately 28,000 barrels of oil equivalent per day (BOEPD) in 2010 growing to 56,000 BOEPD within five years.

Chemical Segment

Chemical segment earnings for the three months ended March 31, 2009, were $169 million compared with $179 million for the same period of 2008. The first quarter of 2009 results reflect higher caustic soda margins, offset by lower volumes in chlorine, caustic soda and polyvinyl chloride.

Midstream, Marketing and Other Segment

Midstream and marketing segment earnings for the three months ended March 31, 2009, were $14 million, compared with $123 million for the same period of 2008. The decline in earnings was due to significantly lower NGL realized prices in the gas processing business and negative mark-to-market adjustments in crude oil marketing.

Corporate

During the three months ended March 31, 2009, Occidental recorded pre-tax charges of $32 million for severance and $15 million related to railcar sub-leases to a subsidiary of Lyondell Chemical Company (Lyondell), which are being amended as a result of negotiations in connection with the recently filed bankruptcy reorganization of Lyondell and certain of its affiliates and subsidiaries.

Liquidity and Capital Resources

At March 31, 2009, Occidental had approximately $1.1 billion in cash on hand. Available but unused lines of committed bank credit totaled approximately $1.5 billion at March 31, 2009. Income and cash flows are largely dependent on oil and gas prices, which have fallen steeply since mid-2008, and sales volumes. Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, planned capital expenditures and dividends. Dolphin Energy is in the process of refinancing its current debt to longer-term debt, which it may complete as early as the second quarter of 2009. In connection with this activity, Occidental agreed it will repay its portion of the Dolphin Energy debt, which is proportionally consolidated on its balance sheet and is approximately $600 million as of March 31, 2009. Occidental may refinance this amount during 2009 by accessing its existing credit facilities or other sources.

Occidental’s cash flow from operations for the three months ended March 31, 2009 was about $1.3 billion, before cash used for working capital of $478 million. The working capital cash use was the result of payments for higher capital spending and other operating expenses accrued for the quarter ended December 31, 2008. Including the cash used for working capital, Occidental’s cash provided by operating activities was $780 million for the first three months of 2009, compared with $2.7 billion for the same period of 2008. The most important sources of the decrease in generating cash flow in 2009, compared to 2008, were lower oil and natural gas prices. In the first three months of 2009, compared to the same period in 2008, Occidental's average realized oil price was lower by 55 percent and Occidental’s average realized natural gas price decreased 57 percent in the U.S., where approximately 69 percent of Occidental’s natural gas was produced.

The decrease in NGL prices in 2009, compared to 2008, resulted in lower gas processing margins in the midstream and marketing segment. The overall impact of the chemical and midstream marketing segments’ margins on cash flow was less significant than the decreases in oil and gas prices because the chemical and midstream and marketing segments’ earnings and cash flows are significantly smaller than those for the oil and gas segment.

Occidental’s net cash used by investing activities was $1.2 billion for the first three months of 2009, compared with $2.5 billion for the same period of 2008. The 2008 amount included cash payments for the acquisitions of oil and gas interests from Plains Exploration & Production Company for $1.5 billion. Capital expenditures for the first three months of 2009 were $1.1 billion, including $911 million for oil and gas. Capital expenditures for the first three months of 2008 were $833 million, including $719 million for oil and gas.

Occidental’s net cash used by financing activities was $264 million in the first three months of 2009, compared with $646 million for the same period of 2008. The 2009 amount included dividend payments of $260 million. The 2008 net cash used for financing activities included $436 million of cash paid for repurchases of Occidental’s common stock and $207 million of dividend payments. The weighted-average basic shares outstanding for the three months of 2009 and as of March 31, 2009 totaled 811.8 million, and the weighted-average diluted shares outstanding totaled 814.4 million.

At March 31, 2009, under the most restrictive covenants of existing financing agreements, Occidental’s capacity for additional unsecured borrowing was approximately $65.8 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $25.3 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

Occidental’s capital spending estimate for 2009 is approximately $3.5 billion and will focus on the goal of keeping Occidental’s returns well above its cost of capital given current oil and gas prices and the cost environment. Capital spending for the first quarter of 2009 was $1.1 billion. Occidental’s capital run rate in the first quarter of 2009 is greater than the $3.5 billion total year level and will decline throughout the year. Occidental has accumulated a sizeable inventory of projects, of which a substantial portion can be delayed until industry costs are aligned with product prices. Occidental will continue to fully fund much of its Middle East operations, the exploration programs in California, Utah and Argentina, and the midstream and marketing and CO2 programs, which it believes have higher return and growth potential.

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

The laws that require or address environmental remediation, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar federal, state, local and foreign laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. OPC or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures involving removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.

As of March 31, 2009, Occidental participated in or monitored remedial activities or proceedings at 164 sites. The following table presents Occidental’s environmental remediation reserves as of March 31, 2009, the current portion of which is included in accrued liabilities ($68 million) and the remainder in deferred credits and other liabilities – other ($351 million). The reserves are grouped in the following four categories of environmental remediation sites: (1) sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (CERCLA NPL); (2) other third-party sites; (3) Occidental-operated sites; and (4) Occidental’s closed or non-operated sites.

	Number	Reserve Balance
	of Sites	(in millions)
CERCLA NPL sites	40	$59
Other third-party sites	74	111
Occidental-operated sites	19	121
Occidental's closed or non-operated sites	31	128
Total	164	$419

As of March 31, 2009, Occidental’s environmental reserves exceeded $10 million at 13 of the 164 sites described above, and 113 of the sites had reserves from $0 to $1 million. Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years. Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $400 million. The status of Occidental’s involvement with these sites and related significant assumptions have not changed materially since December 31, 2008.

Refer to the "Environmental Liabilities and Expenditures" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Occidental's Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding Occidental's environmental expenditures.

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

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. While the audits for taxable years through 2007 have concluded for U.S. federal income tax purposes, the 2008 taxable year is currently under audit by the U.S. Internal Revenue Service pursuant to its compliance assurance program. Foreign government tax authorities are in various stages of auditing Occidental, and income taxes for taxable years from 2000 through 2008 remain subject to examination in certain jurisdictions. During the course of such audits, disputes have arisen and other disputes may arise as to facts and matters of law.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2009, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

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

Accounting Changes

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-6-1. This FSP concluded that instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic earnings per share (EPS) under the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, with prior period retrospective application. Occidental adopted the FSP on January 1, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, which provides new disclosure requirements for an entity’s derivative and hedging activities. This statement is effective for periods beginning after November 15, 2008. Occidental adopted this statement on January 1, 2009.

In February 2008, the FASB issued FSP FAS 157-2, which deferred the effective date for applying the fair value measurement and disclosure framework of SFAS No. 157 to non-financial assets and liabilities that are recorded at fair value on a non-recurring basis until periods beginning after November 15, 2008. Occidental adopted this deferred portion of SFAS No. 157 on January 1, 2009 on a prospective basis.

In December 2007, the FASB issued SFAS No. 141(R). This statement provides new accounting guidance and disclosure requirements for business combinations, and is effective for business combinations which occur starting with the first fiscal year beginning on or after December 15, 2008. In April 2009, the FASB issued FSP FAS 141(R)-1, effective beginning the first quarter of 2009, which amends and clarifies certain provisions of SFAS 141(R), including the initial recognition and measurement criteria, subsequent measurement and accounting, and disclosure of preacquisition contingencies in business combinations. Occidental adopted SFAS 141(R) and FSP FAS 141(R)-1 in the first quarter of 2009. Occidental did not have any business combinations during the quarter ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 160. This statement provides new accounting guidance and disclosure and presentation requirements for noncontrolling interests in a subsidiary. SFAS No. 160 is effective for the first fiscal year beginning on or after December 15, 2008. Occidental adopted this statement on January 1, 2009, applying it prospectively upon adoption, except for the presentation and disclosure requirements which were applied retrospectively.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; any general economic recession or slowdown domestically or internationally; exploration risks such as drilling unsuccessful wells; higher-than-expected costs; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental’s production or manufacturing facilities due to accidents, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; changes in law or regulations; changes in tax rates; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency-improvement project, acquisition or disposition. Words such as “estimate”, “project”, “predict”, “will”, “would”, “could”, “may”, “might”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Material risks that may affect Occidental’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of the 2008 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2009, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in the 2008 Form 10-K.

Item 4.  Controls and Procedures

Occidental's Chairman of the Board of Directors and Chief Executive Officer and its President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in Occidental's periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, Occidental's Chairman of the Board of Directors and Chief Executive Officer and its President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2009.

There has been no change in Occidental's internal control over financial reporting during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding legal proceedings, see the information in Note 7 to the consolidated condensed financial statements in Part I of this Form 10-Q.

Item 2.  Share Repurchase Activities

Occidental’s share repurchase activities for the three months ended March 31, 2009, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2009	142,625	(a)	$62.16	—
February 1 – 28, 2009	—		$—	—
March 1 – 31, 2009	—		$—	—
First Quarter 2009	142,625		$62.16	—	27,155,575
(a)	Represents amounts Occidental purchased from the trustee of Occidental’s defined contribution savings plan.

Item 6.  Exhibits

12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2009 and 2008 and for each of the five years in the period ended December 31, 2008.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE: April 30, 2009	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2009 and 2008 and for each of the five years in the period ended December 31, 2008.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.