Form 10-Q
period 2009-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2009-08-06
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer ☑    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes    ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common stock $.20 par value	810,776,118 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets —
		June 30, 2009 and December 31, 2008	2

		Consolidated Condensed Statements of Income —
		Three and six months ended June 30, 2009 and 2008	4

		Consolidated Condensed Statements of Cash Flows —
		Six months ended June 30, 2009 and 2008	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	28

Part II	Other Information

	Item 1.	Legal Proceedings	29

	Item 2.	Share Repurchase Activities	29

	Item 4.	Submission of Matters to a Vote of Security Holders	29

	Item 6.	Exhibits	30

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(Amounts in millions)

	2009	2008

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,755	$1,777

Trade receivables, net	2,776	3,117

Marketing and trading assets and other	749	1,012

Inventories	1,069	958

Prepaid expenses and other	309	308

Total current assets	6,658	7,172

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,350	1,263

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $17,897 at June 30, 2009 and $16,462 at December 31, 2008	32,909	32,266

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	918	836

TOTAL ASSETS	$41,835	$41,537
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(Amounts in millions)

	2009	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt and notes payable	$918	$698
Accounts payable	2,574	3,306
Accrued liabilities	1,700	1,861
Domestic and foreign income taxes	110	158
Liabilities of discontinued operations	109	111

Total current liabilities	5,411	6,134

LONG-TERM DEBT, NET	2,567	2,049

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	2,714	2,660
Long-term liabilities of discontinued operations	145	152
Other	3,111	3,217
	5,970	6,029

STOCKHOLDERS’ EQUITY
Common stock, at par value	176	176
Treasury stock	(4,130)	(4,121)
Additional paid-in capital	7,164	7,113
Retained earnings	25,206	24,684
Accumulated other comprehensive loss	(590)	(552)
Noncontrolling interest	61	25
	27,887	27,325
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,835	$41,537
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Amounts in millions, except per-share amounts)

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
REVENUES AND OTHER INCOME
Net sales	$3,687	$7,116	$6,760	$13,136
Interest, dividends and other income	28	73	58	133
Gains on disposition of assets, net	7	31	7	25
	3,722	7,220	6,825	13,294
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,059	2,610	4,123	5,020
Selling, general and administrative and other operating expenses	362	380	632	699
Taxes other than on income	110	171	215	304
Environmental remediation	―	26	―	30
Exploration expense	54	58	112	132
Interest and debt expense, net	32	32	59	70
	2,617	3,277	5,141	6,255
Income before income taxes and other items	1,105	3,943	1,684	7,039
Provision for domestic and foreign income taxes	455	1,671	696	2,965
Income from equity investments	(46)	(65)	(88)	(111)
Income from continuing operations	696	2,337	1,076	4,185
Discontinued operations, net	(2)	(3)	(5)	24
Net income	694	2,334	1,071	4,209
Less: Net income attributable to noncontrolling interest	(12)	(37)	(21)	(66)
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$682	$2,297	$1,050	$4,143

BASIC EARNINGS PER COMMON SHARE – ATTRIBUTABLE TO COMMON STOCK
Income from continuing operations	$0.84	$2.79	$1.30	$5.00
Discontinued operations, net	―	―	(0.01)	0.03
BASIC EARNINGS PER COMMON SHARE	$0.84	$2.79	$1.29	$5.03

DILUTED EARNINGS PER COMMON SHARE – ATTRIBUTABLE TO COMMON STOCK
Income from continuing operations	$0.84	$2.78	$1.30	$4.97
Discontinued operations, net	―	―	(0.01)	0.03
DILUTED EARNINGS PER COMMON SHARE	$0.84	$2.78	$1.29	$5.00

DIVIDENDS PER COMMON SHARE	$0.33	$0.32	$0.65	$0.57
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Amounts in millions)

	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,071	$4,209
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	5	(24)
Depreciation, depletion and amortization expense	1,528	1,274
Deferred income tax provision	128	148
Other non-cash charges to income	205	312
Gains on disposition of assets, net	(7)	(25)
Income from equity investments	(88)	(111)
Dry hole and impairment expense	90	96
Changes in operating assets and liabilities	(555)	(663)
Other operating, net	(154)	(234)
Operating cash flow from continuing operations	2,223	4,982
Operating cash flow from discontinued operations	(22)	49
Net cash provided by operating activities	2,201	5,031
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,902)	(1,871)
Purchases of businesses and assets, net	(534)	(2,360)
Sales of assets, net	45	8
Sales of investments	―	51
Equity investments and other investing, net	(51)	(38)
Net cash used by investing activities	(2,442)	(4,210)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	740	51
Payments of long-term debt	(8)	(67)
Proceeds from issuance of common stock	13	5
Purchases of treasury stock	(9)	(860)
Excess tax benefits related to share-based payments	4	58
Cash dividends paid	(520)	(413)
Stock options exercised	1	9
Distributions to noncontrolling interest	(2)	(62)
Net cash provided (used) by financing activities	219	(1,279)
Decrease in cash and cash equivalents	(22)	(458)
Cash and cash equivalents—beginning of period	1,777	1,964
Cash and cash equivalents—end of period	$1,755	$1,506
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2009

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

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2009, and the consolidated statements of income and cash flows for the three and six months ended June 30, 2009 and 2008, as applicable. The income and cash flows for the periods ended June 30, 2009 and 2008, are not necessarily indicative of the income or cash flows to be expected for the full year.

Except as noted in Note 14, Occidental’s management has evaluated events from July 1, 2009 through August 6, 2009 and has noted no events occurring during that period which should be recognized or disclosed in these financial statements in accordance with generally accepted accounting principles.

2.	Asset Acquisitions, Dispositions and Other Transactions

In May 2009, Occidental issued $750 million of 4.125-percent senior unsecured notes, receiving $740 million of net proceeds. Interest on the notes will be payable semi-annually in arrears on June 1 and December 1 of each year. The notes will mature on June 1, 2016.

In April 2009, Occidental and its partner signed a Development and Production Sharing Agreement (DPSA) with the National Oil and Gas Authority of Bahrain for further development of the Bahrain Field. Under this agreement, a Joint Operating Company will be formed to serve as operator for the project under the DPSA.

3.	Accounting Changes

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, which provides new disclosure requirements for the Company’s evaluation of subsequent events. This statement is effective for periods ending after June 15, 2009. Occidental adopted this statement in the quarter ended June 30, 2009 and included appropriate disclosures.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, which provides new disclosure requirements for the fair value of financial instruments in interim periods when it is practicable to estimate. This FSP is effective for interim and annual periods ending after June 15, 2009. Occidental adopted this FSP in the quarter ended June 30, 2009 and included appropriate disclosures.

In June 2008, the FASB issued FSP EITF 03-6-1. This FSP concluded that instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic earnings per share (EPS) under the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, with prior period retrospective application. Occidental adopted this FSP on January 1, 2009, which had no material impact on Occidental’s financial statements.

In March 2008, the FASB issued SFAS No. 161, which provides new disclosure requirements for an entity’s derivative and hedging activities. This statement is effective for periods beginning after November 15, 2008. Occidental adopted this statement on January 1, 2009 and included appropriate disclosures.

In February 2008, the FASB issued FSP FAS 157-2, which deferred the effective date for applying the fair value measurement and disclosure framework of SFAS No. 157 to non-financial assets and liabilities that are recorded at fair value on a non-recurring basis until periods beginning after November 15, 2008. Occidental adopted this deferred portion of SFAS No. 157 on January 1, 2009, on a prospective basis, which had no material impact on Occidental’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141(R). This statement provides new accounting guidance and disclosure requirements for business combinations, and is effective for business combinations which occur starting with the first fiscal year beginning on or after December 15, 2008. In April 2009, the FASB issued FSP FAS 141(R)-1, effective beginning the first quarter of 2009, which amends and clarifies certain provisions of SFAS 141(R), including the initial recognition and measurement criteria, subsequent measurement and accounting, and disclosure of preacquisition contingencies in business combinations. Occidental adopted SFAS 141(R) and FSP FAS 141(R)-1 in the first quarter of 2009, which had no material impact on Occidental’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160. This statement provides new accounting guidance and disclosure and presentation requirements for noncontrolling interests in a subsidiary. SFAS No. 160 is effective for the first fiscal year beginning on or after December 15, 2008. Occidental adopted this statement on January 1, 2009, applying it prospectively upon adoption, except for the presentation and disclosure requirements which were applied retrospectively to all periods presented, which in each case had no material impact on Occidental’s financial statements upon adoption.

4.	Comprehensive Income

The following table presents Occidental’s comprehensive income for the three and six months ended June 30, 2009 and 2008 (in millions):

	Periods Ended June 30
	Three months		Six months
	2009	2008	2009	2008
Net income attributable to common stock	$682	$2,297	$1,050	$4,143
Other comprehensive income (loss) items
Foreign currency translation adjustments	17	9	18	11
Unrealized losses on derivatives	(81)	(447)	(46)	(563)
Pension and post-retirement adjustments	6	2	12	(10)
Reclassification of realized losses (gains) on derivatives	12	63	(22)	84
Unrealized gains on securities	―	4	―	16
Realized losses on securities	―	(16)	―	(16)
Other comprehensive loss, net of tax	(46)	(385)	(38)	(478)
Comprehensive income attributable to common stock	$636	$1,912	$1,012	$3,665

There were no other comprehensive income (loss) items related to noncontrolling interests for the three and six months ended June 30, 2009 and 2008.

5.	Supplemental Cash Flow Information

Income taxes paid (received) for the six months ended June 30, 2009 and 2008 were $(175) million and $966 million for U.S. taxes, respectively, and $691 million and $1.5 billion for foreign taxes, respectively. Interest paid totaled approximately $81 million and $52 million for the six months ended June 30, 2009 and 2008, respectively.

6.	Inventories

A portion of inventories is valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories as of June 30, 2009, and December 31, 2008, consisted of the following (in millions):

	2009	2008
Raw materials	$68	$123
Materials and supplies	544	412
Finished goods	528	494
	1,140	1,029
LIFO reserve	(71)	(71)
Total	$1,069	$958

7.	Environmental Liabilities and Expenditures

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

As of June 30, 2009, Occidental participated in or monitored remedial activities or proceedings at 167 sites. The following table presents Occidental’s environmental remediation reserves as of June 30, 2009, the current portion of which is included in accrued liabilities ($68 million) and the remainder in deferred credits and other liabilities — other ($339 million). The reserves are grouped in the following four categories of environmental remediation sites: (1) sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (CERCLA NPL); (2) other third-party sites; (3) Occidental-operated sites; and (4) Occidental's closed or non-operated sites.

	Number of Sites	Reserve Balance (in millions)
CERCLA NPL sites	40	$58
Other third-party sites	77	107
Occidental-operated sites	19	119
Occidental’s closed or non-operated sites	31	123
Total	167	$407

As of June 30, 2009, Occidental’s environmental reserves exceeded $10 million at 13 of the 167 sites described above, and 114 of the sites had reserves from $0 to $1 million. Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years. Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $400 million. The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2008. For management’s opinion with respect to environmental matters, refer to Note 8.

8.	Lawsuits, Claims, Commitments, Contingencies and Related Matters

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

Lawsuits have been filed in Nicaragua against Occidental Chemical Corporation (OxyChem) and other companies that once manufactured or used a pesticide, dibromochloropropane (DBCP). These lawsuits claim damages of several billion dollars for alleged personal injuries. In the opinion of management, the claims against OxyChem are without merit because, among other things, the DBCP it manufactured was never sold or used in Nicaragua. In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in these cases. Nicaraguan courts have entered judgments of approximately $900 million against four defendants, including OxyChem. Under Nicaraguan law, the judgments would be shared equally among the defendants. The plaintiffs attempted to enforce one judgment in Miami. In January 2009, the federal district court in Miami granted summary judgment in favor of OxyChem and refused to enforce the judgment. OxyChem has no assets in Nicaragua and, in the opinion of management, no such Nicaraguan judgment would be enforceable in the United States.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. While the audits for taxable years through 2007 have concluded for U.S. federal income tax purposes, the 2008 taxable year as well as the current period are currently under audit by the U.S. Internal Revenue Service pursuant to its compliance assurance program. Foreign government tax authorities are in various stages of auditing Occidental, and income taxes for taxable years from 2000 through 2008 remain subject to examination in certain jurisdictions. During the course of such audits, disputes have arisen and other disputes may arise as to facts and matters of law.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. Currently, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

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

9.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and six months ended June 30, 2009 and 2008 (in millions):

Three months ended June 30	2009		2008
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$4	$4	$2	$4
Interest cost	7	10	7	9
Expected return on plan assets	(7)	―	(9)	―
Recognized actuarial loss	4	6	—	4
Total	$8	$20	$—	$17

Six months ended June 30	2009		2008
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$8	$8	$4	$7
Interest cost	14	20	14	19
Expected return on plan assets	(13)	―	(19)	―
Recognized actuarial loss	8	11	1	8
Total	$17	$39	$—	$34

Occidental contributed $3 million and $5 million to its defined benefit pension plans for the three and six months ended June 30, 2009, respectively, and expects to contribute an additional $5 million in the remainder of 2009. Occidental contributed $1 million and $2 million to its defined benefit pension plans for the three and six months ended June 30, 2008, respectively.

10.	Fair Value Measurements

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

		Fair Value Measurements at June 30, 2009 Using:
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments(a)
Marketing and trading assets and other	$244	$43	$201	$—
Long-term receivables and other assets, net	139	—	139	—

Total assets	$383	$43	$340	$—

Liabilities:
Derivative financial instruments(a)
Accrued liabilities	$(283)	$(8)	$(275)	$—
Deferred credits and other liabilities-other	(338)	(1)	(337)	—
Total liabilities	$(621)	$(9)	$(612)	$—
(a) Derivative fair values are reported on a net basis to the extent a legal right of offset with a counterparty exists.

For the six months ended June 30, 2009, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis.

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

Certain of Occidental's derivative instruments are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace.

Cash and cash equivalents carrying amounts approximate fair value because of the short maturity of those instruments. The carrying value of other on-balance-sheet financial instruments, other than fixed-rate debt, approximates fair value, and the cost, if any, to terminate off-balance-sheet financial instruments is not significant. Occidental estimates the fair value of its long-term fixed-rate debt based on the quoted market prices for its debt instruments or on quoted market yields for similarly rated debt instruments, taking into account their maturities. The estimated fair values of Occidental’s debt, at June 30, 2009 and December 31, 2008, were approximately $3.7 billion and $2.9 billion, respectively, compared to carrying values of $3.5 billion and $2.7 billion, respectively.

Occidental’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables and energy derivative contracts. Occidental’s cash and cash equivalents are spread among major international financial institutions. Occidental’s trade receivables and energy derivative contracts are spread among various counterparties. Creditworthiness is reviewed prior to conducting business with a new counterparty and on an ongoing basis. Occidental monitors aggregate credit exposure for each counterparty relative to established credit limits. Credit exposure to each counterparty is monitored for outstanding balances, current month activity, and forward mark-to-market exposures. Losses associated with credit risk have been immaterial for all periods presented.

11.	Derivatives

As discussed in Note 3, Occidental adopted SFAS No. 161 on January 1, 2009. Derivatives are carried at fair value and, when a legal right of offset with the same counterparty exists, Occidental records these derivatives on a net basis. Occidental applies hedge accounting when transactions meet specified criteria for such treatment. If a derivative does not qualify as a hedge or is not designated as a hedge, any fair value gains or losses are recognized in earnings in the current period. If the derivative qualifies for cash flow hedge accounting and is designated and documented as a hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) with an offsetting adjustment to the basis of the item being hedged. Realized gains or losses from items designated as cash flow hedges, and any ineffectiveness, are recorded as a component of net sales in the consolidated statements of income. Ineffectiveness is primarily created by a basis difference between the hedged item and the hedging instrument due to location, quality or grade of the physical commodity transactions. Gains and losses from derivative instruments are reported net in the consolidated statements of income. There were no fair value hedges as of and for the three and six months ended June 30, 2009.

Occidental is exposed to risk that is inherent in changing commodity prices. In order to mitigate price risk, Occidental, from time to time, enters into derivative financial transactions. Occidental periodically uses different types of derivative instruments to achieve the best prices for oil and gas. Derivatives have been used by Occidental to reduce its exposure to price volatility on a small portion of its oil and gas production. Occidental also enters into low-risk marketing and trading activities through its separate marketing and trading organization, which operates under established policy controls and procedures. Occidental's marketing and trading operations utilize a combination of futures, forwards, options and swaps to mitigate the price risk associated with various physical transactions.

A majority of Occidental’s derivative transactions are exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these derivative transactions are executed on a daily margin basis. Cash collateral of $149 million deposited by Occidental with clearing houses, which has not been applied against the derivative fair values, is included in the marketing and trading assets and other balance as of June 30, 2009.

In addition, Occidental executes a portion of its derivative transactions in the over-the-counter (OTC) market with various high-credit-quality counterparties. Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments. Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, and by entering into master netting arrangements with the counterparties, as appropriate. Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments against the derivative assets to reflect counterparty risk, if necessary. Certain of Occidental's OTC derivative instruments contain collateral thresholds. If credit thresholds are exceeded or if Occidental’s or the counterparty’s credit rating is reduced by the major credit rating agencies, Occidental or the counterparty may be required to post collateral via available cash or letters of credit to satisfy the difference between the current exposure and the negotiated credit threshold. As of June 30, 2009, Occidental had a liability of $326 million, which represents the fair value of derivative instruments with credit-risk-related contingent features. As of June 30, 2009, Occidental was not required to post collateral for these derivative instruments. Occidental believes that if it had received a one-notch reduction in its credit rating, it would not have resulted in a material change in its collateral-posting requirements as of June 30, 2009.

Cash Flow Hedges

Occidental holds a series of collar agreements that qualify as cash-flow hedges for the sale of approximately 3 percent of its crude oil production. These agreements continue to the end of 2011. The following table presents the daily notional amounts and weighted average strike prices of Occidental’s collar positions as of June 30, 2009.

	Crude Oil — Collars
	Daily Volume (barrels)	Average Floor	Average Cap
2009	13,000	$33.15	$47.41
2010	12,000	$33.00	$46.35
2011	12,000	$32.92	$46.27

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. These agreements continue through 2010. As of June 30, 2009, Occidental has the following outstanding natural gas commodity contracts that were designated as cash flow hedges:

Natural Gas Contracts	Volumes
Forecasted sales	20 billion cubic feet

As of June 30, 2009, Occidental had approximately 22 billion cubic feet of natural gas, which it holds in storage.

The following table presents the pre-tax gain recognized in, and reclassified from, Accumulated Other Comprehensive Income (AOCI) and recognized in income (net sales), including any hedge ineffectiveness, for derivative instruments classified as cash flow hedges for the three and six months ended June 30, 2009 (in millions):

Three months ended June 30, 2009
Cash Flow Hedges	Losses Recognized in AOCI – Effective Portion	Amount of Losses Reclassified from AOCI into Income – Effective Portion	Gains Recognized in Income – Ineffective Portion
Commodity contracts —
Occidental’s crude oil production	$(127)	$(14)	$6
Commodity contracts —
Third-party natural gas marketing and trading activities	―	(4)	―
Total	$(127)	$(18)	$6

Six months ended June 30, 2009
Cash Flow Hedges	Gains (Losses) Recognized in AOCI – Effective Portion	Amount of Gains (Losses) Reclassified from AOCI into Income – Effective Portion	Gains Recognized in Income – Ineffective Portion
Commodity contracts —
Occidental’s crude oil production	$(97)	$(14)	$9
Commodity contracts —
Third-party natural gas marketing and trading activities	25	50	―
Total	$(72)	$36	$9

The following table summarizes net after-tax derivative activity recorded in AOCI for the three and six months ended June 30, 2009 and 2008 (in millions):

	Periods ended June 30
	Three Months		Six Months
	2009	2008	2009	2008
Beginning Balance	$(149)	$(536)	$(150)	$(441)
(Losses) from changes in cash flow hedges	(81)	(447)	(46)	(563)
Losses (gains) reclassified to income	12	63	(22)	84
Ending Balance	$(218)	$(920)	$(218)	$(920)

During the next twelve months, Occidental expects that approximately $73 million of net after-tax derivative losses included in AOCI, based on their valuation as of June 30, 2009, will be reclassified into income.

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

The following table presents gross volumes of Occidental’s derivatives not designated as hedging instruments under SFAS 133 as of June 30, 2009:

Commodity	Volumes
Occidental’s production sales contracts
Crude oil	8 million barrels

Third-party marketing and trading activities
Purchase contracts
Crude oil	68 million barrels
Natural gas	1,073 billion cubic feet
Sales contracts
Crude oil	85 million barrels
Natural gas	1,019 billion cubic feet

Approximately $9 million and $13 million of gains from derivatives not designated as hedging instruments under SFAS 133, entered for Occidental’s oil and gas production and the third-party marketing and trading activities, respectively, were recognized in net sales for the three months ended June 30, 2009. Approximately $65 million of losses and $26 million of gains from derivatives not designated as hedging instruments under SFAS 133, entered for Occidental’s oil and gas production and the third-party marketing and trading activities, respectively, were recognized in net sales for the six months ended June 30, 2009.

The following table presents the gross fair value of Occidental’s outstanding derivatives as of June 30, 2009 (in millions):

	Asset Derivatives Balance Sheet Location	Fair Value(a)	Liability Derivatives Balance Sheet Location	Fair Value(a)

Cash flow hedges
Commodity contracts	Marketing and trading assets and other	$7	Accrued liabilities	$(123)
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	(206)
		$7		$(329)

Derivatives not designated as hedging instruments under SFAS 133
Commodity contracts	Marketing and trading assets and other	$758	Accrued liabilities	$(682)
	Long-term receivables and other assets, net	164	Deferred credits and other liabilities	(156)
		$922		$(838)

Total derivatives		$929		$(1,167)
(a)	The above fair values are presented at gross amounts even when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.

See Note 10 for Fair Value Measurements disclosures on derivatives.

12.	Industry Segments

Occidental conducts its continuing operations through three segments (1) oil and gas, (2) chemical and (3) midstream, marketing and other (midstream and marketing). The oil and gas segment explores for, develops, produces and markets crude oil, natural gas liquids (NGLs), condensate and natural gas. The chemical segment manufactures and markets basic chemicals, vinyls and performance chemicals. The midstream and marketing segment gathers, treats, processes, transports, stores, trades and markets crude oil, natural gas, NGLs, condensate and carbon dioxide and generates and markets power.

Segment earnings generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment assets and income from the segments’ equity investments.

The following table presents Occidental’s industry segment and corporate disclosures (in millions):

	Oil and Gas	Chemical	Midstream, Marketing and Other	Corporate and Eliminations		Total
Six months ended June 30, 2009

Net sales	$4,863	$1,603	$478	$(184	)(a)	$6,760

Pretax operating profit (loss)	$1,649	$284	$77	$(238	)(b)	$1,772
Income taxes	—	—	—	(696	)(c)	(696)
Discontinued operations	—	—	—	(5)		(5)
Net income attributable to noncontrolling interest	(21)	—	—	—		(21)
Net income (loss) attributable to common stock	$1,628	$284	$77	$(939)		$1,050
Six months ended June 30, 2008

Net sales	$10,019	$2,653	$823	$(359	)(a)	$13,136

Pretax operating profit (loss)	$6,760	$323	$284	$(217	)(b)	$7,150
Income taxes	—	—	—	(2,965	)(c)	(2,965)
Discontinued operations	—	—	—	24	(d)	24
Net income attributable to noncontrolling interest	(66)	—	—	—		(66)
Net income (loss) attributable to common stock	$6,694	$323	$284	$(3,158)		$4,143
(a)	Intersegment sales are generally made at prices approximately equal to those that the selling entity is able to obtain in third-party transactions.
(b)	Includes net interest expense, administration expense, environmental remediation and other pre-tax items.
(c)	Includes all foreign and domestic income taxes from continuing operations.
(d)	In 2008, Occidental received a $61 million refund of taxes from Ecuador.

13.	Earnings Per Share

As discussed in Note 3, Occidental adopted FSP No. EITF 03-6-1 on January 1, 2009. Nonvested share-based payment awards granted by Occidental containing rights to nonforfeitable dividends are considered participating securities. These securities allow the holders to participate in all dividends declared with the holders of common stock. Accordingly, Occidental applies the two-class method when computing basic and diluted EPS. Prior period EPS data has been adjusted retrospectively to conform to the provisions of this FSP.

Basic EPS was computed by dividing net income attributable to common stock by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS further reflected the dilutive effect of stock options and performance-based stock awards. The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2009 and 2008:

	Periods Ended June 30
	Three months		Six months
(in millions, except per share amounts)	2009	2008	2009	2008
Basic EPS
Income from continuing operations	$696	$2,337	$1,076	$4,185
Less: Income from continuing operations attributable to noncontrolling interest	(12)	(37)	(21)	(66)
Net income from continuing operations attributable to common stock	684	2,300	1,055	4,119
Discontinued operations	(2)	(3)	(5)	24
Net income attributable to common stock	682	2,297	1,050	4,143
Less: Net income allocated to participating securities	(1)	(4)	(1)	(9)
Net income attributable to common stock, net of participating securities	$681	$2,293	$1,049	$4,134
Weighted average number of basic shares	811.0	821.3	810.8	822.5
Basic EPS	$0.84	$2.79	$1.29	$5.03

Diluted EPS
Net income attributable to common stock, net of participating securities	$681	$2,293	$1,049	$4,134
Weighted average number of basic shares	811.0	821.3	810.8	822.5
Dilutive effect of potentially dilutive securities	3.0	3.9	2.9	4.1
Total diluted weighted average common shares	814.0	825.2	813.7	826.6
Diluted EPS	$0.84	$2.78	$1.29	$5.00

14.	Subsequent Event

On July 22, 2009, Occidental announced that it had made a significant discovery of oil and gas reserves in Kern County, California. The bulk of the discovery’s producing zones are conventional oil and gas bearing formations with approximately two-thirds of the discovery believed to be natural gas. Occidental is currently producing over 18,000 gross barrels of oil equivalent per day from this multi-pay zone discovery area. Occidental’s interest in the discovery area is approximately 80 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income of $1.1 billion for the first six months of 2009 on net sales of $6.8 billion, compared to net income of $4.1 billion on net sales of $13.1 billion for the same period of 2008. Diluted earnings per common share (EPS) were $1.29 and $5.00 for the first six months of 2009 and 2008, respectively. Occidental reported net income of $682 million for the second quarter of 2009 on net sales of $3.7 billion, compared to net income of $2.3 billion on net sales of $7.1 billion for the same period of 2008. Diluted EPS were $0.84 for the second quarter of 2009 compared to diluted EPS of $2.78 for the same period in 2008.

Net income for the three and six months ended June 30, 2009, compared to the same period of 2008, reflected lower crude oil and natural gas prices, higher depreciation, depletion and amortization (DD&A) rates and lower margins in the gas processing, marketing and power generation businesses, partially offset by higher oil and gas sales volumes and lower selling, general and administrative and other operating expenses.

Net income for the six months ended June 30, 2009, included after-tax charges of $26 million for severance, $10 million for railcar leases and $5 million for rig termination costs.

Unless indicated otherwise, net income and EPS refer to net income attributable to common stock.

Selected Income Statement Items

The decrease in net sales for the three and six months ended June 30, 2009, compared to the same periods of 2008, reflected lower crude oil and natural gas prices and lower volumes in chlorine, caustic soda and polyvinyl chloride, partially offset by higher oil and gas sales volumes.

The decrease in cost of sales for the three and six months ended June 30, 2009, compared to the same period of 2008, was due to lower oil and gas operating costs as well as lower feedstock and energy costs, partially offset by higher DD&A rates in the oil and gas segment, and lower volumes in chlorine, caustic soda and polyvinyl chloride in the chemical segment.

The decrease in the provision for domestic and foreign income taxes for the three and six months ended June 30, 2009, compared to the same periods of 2008, was due to lower income before taxes and reduced effective tax rates for each of the two periods reflecting tax benefits from the relinquishment of international exploration contracts during 2009.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the change in cash and cash equivalents. The decrease in trade receivables, net at June 30, 2009, compared to December 31, 2008, was due to lower natural gas prices and volumes during the second quarter of 2009, compared to the fourth quarter of 2008, partially offset by higher crude oil prices during the second quarter of 2009, compared to the fourth quarter of 2008. The decrease in marketing and trading assets and other was due to lower receivables from joint ventures and collection of federal tax receivables. The increase in property, plant and equipment was due to capital expenditures, partially offset by DD&A.

The increase in current maturities of long-term debt and notes payable at June 30, 2009, compared to December 31, 2008, was due to the maturities of the 4.25-percent medium-term senior notes in the first quarter of 2010. The decrease in accounts payable and accrued liabilities reflected lower gas prices and volumes in the marketing and trading operations and the 2009 payments related to higher capital spending and operating expenses during the fourth quarter of 2008, which were accrued at year-end, partially offset by increased volumes and prices and mark-to-market adjustments in crude oil marketing. The increase in long-term debt, net was due to the May 2009 issuance of $750 million of 4.125-percent senior unsecured notes due on June 1,

2016, partially offset by the maturities of the 4.25-percent medium-term senior notes in the first quarter of 2010. The increase in stockholders’ equity reflected net income for the first half of 2009, partially offset by dividend payments.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and six months ended June 30, 2009 and 2008 (in millions):

	Periods Ended June 30
	Three Months		Six Months
	2009	2008	2009	2008
Net Sales(a)
Oil and Gas	$2,726	$5,501	$4,863	$10,019
Chemical	811	1,386	1,603	2,653
Midstream, Marketing and Other	250	418	478	823
Eliminations	(100)	(189)	(184)	(359)
	$3,687	$7,116	$6,760	$13,136
Segment Earnings (b)
Oil and Gas (c)	$1,083	$3,806	$1,628	$6,694
Chemical	115	144	284	323
Midstream, Marketing and Other	63	161	77	284
	1,261	4,111	1,989	7,301

Unallocated Corporate Items
Interest expense, net (b)	(23)	(7)	(43)	(7)
Income taxes	(455)	(1,671)	(696)	(2,965)
Other expense, net (b)	(99)	(133)	(195)	(210)

Income from continuing operations (c)	684	2,300	1,055	4,119
Discontinued operations, net (b)	(2)	(3)	(5)	24
Net income (c)	$682	$2,297	$1,050	$4,143
(a)	Intersegment sales are generally made at prices approximately equal to those that the selling entity is able to obtain in third-party transactions.
(b)	Refer to “Significant Items Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream, Marketing and Other Segment” and “Corporate” discussions that follow.
(c)

Represents amounts attributable to common stock shown after deducting noncontrolling interest amounts of $12 million and $37 million for the three months ended June 30, 2009 and 2008, respectively, and $21 million and $66 million for the six months ended June 30, 2009 and 2008, respectively.

Significant Items Affecting Earnings

The following table sets forth, for the three and six months ended June 30, 2009 and 2008, the effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

	Periods Ended June 30
	Three Months				Six Months
		2009		2008		2009		2008
Oil & Gas
Rig terminations	$	―	$	―		$(8)	$	―
Total Oil and Gas	$	―	$	―		$(8)	$	―

Chemical
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Chemical	$	―	$	―	$	―	$	―

Midstream, Marketing and Other
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Midstream, Marketing and Other	$	―	$	―	$	―	$	―

Corporate
Severance accrual		$(8)	$	―		$(40)	$	―
Railcar leases		―		―		(15)		―
Tax effect of pre-tax adjustments		3		―		22		―
Discontinued operations, net*		(2)		(3)		(5)		24
Total Corporate		$(7)		$(3)		$(38)		$24
Total		$(7)		$(3)		$(46)		$24
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and six months ended June 30, 2009 and 2008 (in millions):

	Periods Ended June 30
	Three Months		Six Months
	2009	2008	2009	2008
Oil & Gas earnings (a)(b)	$1,083	$3,806	$1,628	$6,694
Chemical earnings	115	144	284	323
Midstream, Marketing and Other earnings	63	161	77	284
Unallocated corporate items	(122)	(140)	(238)	(217)
Pre-tax income(b)	1,139	3,971	1,751	7,084

Income tax expense
Federal and state	148	801	160	1,407
Foreign (a)	307	870	536	1,558
Total	455	1,671	696	2,965

Income from continuing operations(b)	$684	$2,300	$1,055	$4,119

Worldwide effective tax rate	40%	42%	40%	42%
(a)

Oil and gas pre-tax income and income tax expense include income taxes owed by Occidental but paid by governmental entities on its behalf of $287 million and $582 million for the three months ended June 30, 2009 and 2008, respectively, and $489 million and $1,070 million for the six months ended June 30, 2009 and 2008, respectively.

(b)

Represents amounts after deducting noncontrolling interest amounts of $12 million and $37 million for the three months ended June 30, 2009 and 2008, respectively, and $21 million and $66 million for the six months ended June 30, 2009 and 2008, respectively.

Oil and Gas Segment

The following tables set forth the sales volumes and production of oil, NGLs and natural gas per day for the three and six months ended June 30, 2009 and 2008. The difference between the sales volumes and production per day is generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers. Sales at these locations are not recognized until title passes, which generally occurs when a tanker is loaded.

	Periods Ended June 30
	Three Months		Six Months
Sales Volumes per Day	2009	2008	2009	2008
Oil and Liquids (MBBL)
United States	267	258	271	260
Middle East/North Africa	144	132	142	132
Latin America	85	65	88	72

Natural Gas (MMCF)
United States	621	602	621	591
Middle East	265	188	247	205
Latin America	49	35	49	39

Barrels of Oil Equivalent (MBOE) per day (a)
Consolidated subsidiaries	652	593	654	603
Other interests	(3)	(5)	(3)	(5)
Worldwide sales volumes	649	588	651	598

Production per Day
Oil and Liquids (MBBL)
United States	267	258	271	260
Middle East/North Africa	142	128	143	131
Latin America	85	67	85	72

Natural Gas (MMCF)
United States	621	602	621	591
Middle East	265	188	247	205
Latin America	49	35	49	39

Barrels of Oil Equivalent (MBOE) per day (a)
Consolidated subsidiaries	650	590	652	602
Other interests	(3)	(4)	(3)	(4)
Worldwide production	647	586	649	598
(a)	Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as “Mcf”) of gas to one barrel of oil.

	Periods Ended June 30
	Three Months		Six Months
Average Sales Prices	2009	2008	2009	2008
Crude Oil ($/BBL)
United States	$55.55	$114.88	$46.43	$102.47
Middle East/North Africa	$53.43	$113.64	$47.60	$103.47
Latin America	$46.08	$87.78	$42.71	$76.47
Total consolidated subsidiaries	$53.07	$110.08	$46.03	$98.13
Other interests	$39.70	$125.59	$50.04	$118.93
Worldwide	$52.97	$110.12	$46.05	$98.16

Natural Gas ($/MCF)
United States	$2.87	$9.99	$3.20	$9.09
Latin America	$2.75	$4.50	$3.11	$4.11
Worldwide	$2.34	$7.71	$2.61	$6.87

Oil and gas segment earnings for the three and six months ended June 30, 2009, were $1.1 billion and $1.6 billion, respectively, compared to $3.8 billion and $6.7 billion, respectively, for the same periods of 2008. The decrease in oil and gas segment earnings for the three and six months ended June 30, 2009, compared to the same periods of 2008, reflected lower crude oil and natural gas prices and higher DD&A rates, partially offset by higher oil and gas sales volumes and lower selling, general and administrative and other operating expenses.

In the second quarter of 2009, the average West Texas Intermediate (WTI) price was $59.62 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $3.83 per million British Thermal Units (BTUs), compared to $123.98 per barrel and $10.43 per million BTUs, respectively, for the second quarter of 2008. Occidental’s realized oil price for the second quarter of 2009 was $52.97 per barrel, compared to $110.12 per barrel for the second quarter of 2008. Based on the current levels of production and prices, if domestic natural gas prices vary by $0.50 per million BTUs, it would have an estimated effect on quarterly pre-tax income of approximately $20 million, while a $1.00 per-barrel change in oil prices would have a quarterly pre-tax impact of approximately $39 million. If production levels change, the sensitivity of Occidental’s results to oil and gas prices also would change.

The increase in sales volumes for the three months ended June 30, 2009, compared to the same period of 2008 includes increases of 20,000 BOE per day from Dolphin (reflecting higher cost recovery volumes), 18,000 BOE per day from Argentina (including new production and the positive effects of fewer strikes), 17,000 BOE per day from Oman and 12,000 BOE per day from domestic operations; partially offset by a 19,000 BOE per day reduction due to the new contract terms in Libya. The increase in sales volumes for the six months ended June 30, 2009, compared to the same period in 2008, includes increases of 16,000 BOE per day from Oman, 16,000 BOE per day from domestic operations, 14,000 BOE per day from Argentina and 10,000 BOE per day from Dolphin; partially offset by a 16,000 BOE per day reduction due to the new contract terms in Libya.

Oil and gas cash production costs, excluding production and property taxes, declined from $12.13 per BOE for the total year 2008 to $10.17 per BOE and $10.32 per BOE for the three and six months ended June 30, 2009, respectively. This decline is due to lower workover, maintenance and utilities costs and the effect of higher production sharing volumes.

On July 22, 2009, Occidental announced that it had made a significant discovery of oil and gas reserves in Kern County, California. The bulk of the discovery’s producing zones are conventional oil and gas bearing formations with approximately two-thirds of the discovery believed to be natural gas. Occidental is currently producing over 18,000 gross BOE per day from this multi-pay zone discovery area. Occidental’s interest in the discovery area is approximately 80 percent.

In April 2009, Occidental and its partner signed a Development and Production Sharing Agreement (DPSA) with the National Oil and Gas Authority of Bahrain for further development of the Bahrain Field. Under this agreement, a Joint Operating Company will be formed to serve as operator for the project under the DPSA. Occidental’s net share of production is expected to be approximately 28,000 BOE per day in 2010 growing to 56,000 BOE per day by 2015.

Chemical Segment

Chemical segment earnings for the three and six months ended June 30, 2009, were $115 million and $284 million, respectively, compared to $144 million and $323 million for the same periods of 2008. The decrease in chemical segment earnings for the three and six months ended June 30, 2009, compared to the same periods of 2008, reflected the continued weakness in the U.S. housing, automotive and durable goods sectors, resulting in lower volumes for chlorine, caustic soda and polyvinyl chloride. The lower volumes were offset partially by lower feedstock and energy costs.

Midstream, Marketing and Other Segment

Midstream and marketing segment earnings for the three and six months ended June 30, 2009, were $63 million and $77 million, respectively, compared to $161 million and $284 million for the same periods of 2008. The decrease in midstream and marketing earnings reflected lower margins in the gas processing, marketing and power generation businesses.

Corporate

During the six months ended June 30, 2009, Occidental recorded pre-tax charges of $40 million for severance, of which $8 million was recorded in the three months ended June 30, 2009, and $15 million related to railcars sub-leased to a company that recently filed for bankruptcy reorganization.

In May 2009, Occidental issued $750 million of 4.125-percent senior unsecured notes, receiving $740 million of net proceeds. Interest on the notes will be payable semi-annually in arrears on June 1 and December 1 of each year. The notes will mature on June 1, 2016.

Liquidity and Capital Resources

At June 30, 2009, Occidental had approximately $1.8 billion in cash on hand. Available but unused lines of committed bank credit totaled approximately $1.5 billion at June 30, 2009. Income and cash flows are largely dependent on oil and gas prices, which have fallen steeply since mid-2008, and sales volumes. Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, planned capital expenditures and dividends. In July 2009, Dolphin refinanced its current debt to longer-term debt. In connection with this activity, Occidental repaid its portion of the Dolphin debt, which was approximately $600 million and was included in current maturities of long-term debt and notes payable on the June 30, 2009 balance sheet.

Occidental’s cash flow from operations for the six months ended June 30, 2009 was approximately $2.2 billion, net of cash used for working capital of $555 million. The working capital use was the result of payments for higher capital spending and other operating expenses during the fourth quarter of 2008, which were accrued at year-end, slightly offset by lower receivables due to the decline in oil and gas prices. Occidental’s cash provided by operating activities for the first six months of 2008 was $5.0 billion. The most important sources of the decrease in operating cash flow in 2009, compared to 2008, were lower oil and natural gas prices. In the first six months of 2009, compared to the same period in 2008, Occidental's average worldwide realized oil price was lower by 53 percent and Occidental’s average realized natural gas price decreased 65 percent in the U.S., where approximately 68 percent of Occidental’s natural gas was produced. In addition, the decrease in NGL prices in 2009, compared to 2008, resulted in lower gas processing margins in the midstream and marketing segment. The overall impact of the chemical and midstream and marketing segments’ margins on cash flow was less significant than the decreases in oil and gas prices because the chemical and midstream and marketing segments’ earnings and cash flows are significantly smaller than those for the oil and gas segment.

Occidental’s net cash used by investing activities was $2.4 billion for the first six months of 2009, compared to $4.2 billion for the same period of 2008. The 2009 amount included cash payments for scheduled signing bonuses and acquisitions of various oil and gas and chemical interests of $534 million. The 2008 amount included cash payments for signing bonuses and acquisitions of oil and gas interests from Plains Exploration & Production Company for $1.5 billion. Capital expenditures for the first six months of 2009 were $1.9 billion, including $1.5 billion for oil and gas. Capital expenditures for the first six months of 2008 were $1.9 billion, including $1.6 billion for oil and gas.

Occidental’s net cash provided by financing activities was $219 million in the first six months of 2009, compared to $1.3 billion used by financing activities for the same period of 2008. The 2009 amount included net proceeds of $740 million from the issuance of 4.125-percent senior notes due 2016 and dividend payments of $520 million. The 2008 amount included $860 million of cash paid for repurchases of Occidental’s common stock and $413 million of dividend payments.

At June 30, 2009, under the most restrictive covenants of existing financing agreements, Occidental’s capacity for additional unsecured borrowing was approximately $66.1 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $25.4 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

Occidental’s capital spending estimate for 2009 is approximately $3.6 billion and will focus on the goal of keeping Occidental’s returns well above its cost of capital given current oil and gas prices and the cost environment.

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

As of June 30, 2009, Occidental participated in or monitored remedial activities or proceedings at 167 sites. The following table presents Occidental’s environmental remediation reserves as of June 30, 2009, the current portion of which is included in accrued liabilities ($68 million) and the remainder in deferred credits and other liabilities — other ($339 million). The reserves are grouped in the following four categories of environmental remediation sites: (1) sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (CERCLA NPL); (2) other third-party sites; (3) Occidental-operated sites; and (4) Occidental's closed or non-operated sites.

	Number of Sites	Reserve Balance (in millions)
CERCLA NPL sites	40	$58
Other third-party sites	77	107
Occidental-operated sites	19	119
Occidental’s closed or non-operated sites	31	123
Total	167	$407

As of June 30, 2009, Occidental’s environmental reserves exceeded $10 million at 13 of the 167 sites described above, and 114 of the sites had reserves from $0 to $1 million. Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years. Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $400 million. The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2008.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding Occidental’s environmental expenditures.

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

Lawsuits have been filed in Nicaragua against Occidental Chemical Corporation (OxyChem) and other companies that once manufactured or used a pesticide, dibromochloropropane (DBCP). These lawsuits claim damages of several billion dollars for alleged personal injuries. In the opinion of management, the claims against OxyChem are without merit because, among other things, the DBCP it manufactured was never sold or used in Nicaragua. In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in these cases. Nicaraguan courts have entered judgments of approximately $900 million against four defendants, including OxyChem. Under Nicaraguan law, the judgments would be shared equally among the defendants. The plaintiffs attempted to enforce one judgment in Miami. In January 2009, the federal district court in Miami granted summary judgment in favor of OxyChem and refused to enforce the judgment. OxyChem has no assets in Nicaragua and, in the opinion of management, no such Nicaraguan judgment would be enforceable in the United States.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. While the audits for taxable years through 2007 have concluded for U.S. federal income tax purposes, the 2008 taxable year as well as the current period are currently under audit by the U.S. Internal Revenue Service pursuant to its compliance assurance program. Foreign government tax authorities are in various stages of auditing Occidental, and income taxes for taxable years from 2000 through 2008 remain subject to examination in certain jurisdictions. During the course of such audits, disputes have arisen and other disputes may arise as to facts and matters of law.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. Currently, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

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

Accounting Changes

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, which provides new disclosure requirements for the Company’s evaluation of subsequent events. This statement is effective for periods ending after June 15, 2009. Occidental adopted this statement in the quarter ended June 30, 2009, and included appropriate disclosures.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, which provides new disclosure requirements for the fair value of financial instruments in interim periods when it is practicable to estimate. This FSP is effective for interim and annual periods ending after June 15, 2009. Occidental adopted this FSP in the quarter ended June 30, 2009, and included appropriate disclosures.

In June 2008, the FASB issued FSP EITF 03-6-1. This FSP concluded that instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic earnings per share (EPS) under the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, with prior period retrospective application. Occidental adopted this FSP on January 1, 2009, which had no material impact on Occidental’s financial statements.

In March 2008, the FASB issued SFAS No. 161, which provides new disclosure requirements for an entity’s derivative and hedging activities. This statement is effective for periods beginning after November 15, 2008. Occidental adopted this statement on January 1, 2009 and included appropriate disclosures.

In February 2008, the FASB issued FSP FAS 157-2, which deferred the effective date for applying the fair value measurement and disclosure framework of SFAS No. 157 to non-financial assets and liabilities that are recorded at fair value on a non-recurring basis until periods beginning after November 15, 2008. Occidental adopted this deferred portion of SFAS No. 157 on January 1, 2009, on a prospective basis, which had no material impact on Occidental’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141(R). This statement provides new accounting guidance and disclosure requirements for business combinations, and is effective for business combinations which occur starting with the first fiscal year beginning on or after December 15, 2008. In April 2009, the FASB issued FSP FAS 141(R)-1, effective beginning the first quarter of 2009, which amends and clarifies certain provisions of SFAS 141(R), including the initial recognition and measurement criteria, subsequent measurement and accounting, and disclosure of preacquisition contingencies in business combinations. Occidental adopted SFAS 141(R) and FSP FAS 141(R)-1 in the first quarter of 2009, which had no material impact on Occidental’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160. This statement provides new accounting guidance and disclosure and presentation requirements for noncontrolling interests in a subsidiary. SFAS No. 160 is effective for the first fiscal year beginning on or after December 15, 2008. Occidental adopted this statement on January 1, 2009, applying it prospectively upon adoption, except for the presentation and disclosure requirements which were applied retrospectively to all periods presented, which in each case had no material impact on Occidental’s financial statements upon adoption.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2009, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in the 2008 Form 10-K.

Item 4.  Controls and Procedures

Occidental's Chairman of the Board of Directors and Chief Executive Officer and its President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's Chairman of the Board of Directors and Chief Executive Officer and its President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2009.

There has been no change in Occidental's internal control over financial reporting during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding legal proceedings, see the information in Note 8 to the consolidated condensed financial statements in Part I of this Form 10-Q.

Item 2.  Share Repurchase Activities

Occidental’s share repurchase activities for the three and six months ended June 30, 2009, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
First Quarter 2009	142,625	(a)		$62.16	―
April 1 – 30, 2009	―		$	―	―
May 1 – 31, 2009	―		$	―	―
June 1 – 30, 2009	―		$	―	―
Second Quarter 2009	―		$	―	―
Total 2009	142,625			$62.16	―	27,155,575
(a)	Represents amounts Occidental purchased from the trustee of Occidental’s defined contribution savings plan.

Item 4.  Submission of Matters to a Vote of Security Holders

Occidental’s 2009 Annual Meeting of Stockholders (the Annual Meeting) was held on May 1, 2009. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

1.	The twelve nominees proposed by the Board of Directors were elected as directors by the following votes:

Nominee	Votes for	Votes against	Abstentions
Spencer Abraham	501,248,703	207,470,984	2,207,336
Ronald W. Burkle	513,583,488	193,079,757	4,263,779
John S. Chalsty	493,499,070	215,351,533	2,076,421
Edward P. Djerejian	514,842,632	193,829,180	2,255,212
John E. Feick	513,286,967	193,315,222	4,324,835
Ray R. Irani	508,726,385	200,097,172	2,103,467
Irvin W. Maloney	500,425,151	208,290,376	2,211,498
Avedick B. Poladian	515,257,848	193,483,895	2,185,281
Rodolfo Segovia	501,203,985	207,531,635	2,191,405
Aziz D. Syriani	508,391,345	200,472,880	2,062,799
Rosemary Tomich	500,751,832	208,137,557	2,037,634
Walter L. Weisman	512,780,036	193,885,489	4,261,499

2.	The ratification of the selection of KPMG as independent auditors was approved. The proposal received: 704,381,883 votes for; 4,741,039 votes against; and 1,804,103 abstentions.

3.

The amendment of the Restated Certificate of Incorporation to permit stockholders to call special meetings was approved. The proposal received 656,274,067 votes for; 51,547,545 votes against; and 3,105,413 abstentions.

4.

A stockholder proposal requesting a report on the assessment of host country laws was not approved. The proposal received 40,584,598 votes for; 502,789,838 votes against; 110,345,791 abstentions; and 57,206,798 broker non-votes.

Item 6.  Exhibits

3.(i)(c)	Certificate of Amendment of Restated Certificate of Incorporation of Occidental Petroleum Corporation, dated May 1, 2009.

3.(ii)

By-laws of Occidental Petroleum Corporation, as amended through May 1, 2009 (filed as Exhibit 3.(ii) to Occidental’s Current Report on Form 8-K dated May 1, 2009 (Date of Earliest Event Reported), File No. 1-9210).

10.1

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Return on Equity Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.1 to Occidental’s Current Report on Form 8-K dated July 15, 2009 (Date of Earliest Event Reported), File No. 1-9120).

10.2

Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Agreement (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.2 to Occidental’s Current Report on Form 8-K dated July 15, 2009 (Date of Earliest Event Reported), File No. 1-9210).

10.3	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award).

10.4	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award).

10.5	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Equity-based, Cash-settled Award).

10.6	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Equity-based, Cash-settled Award) (alternate - CV).

12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2009 and 2008 and for each of the five years in the period ended December 31, 2008.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

DATE: August 6, 2009	/s/ Roy Pineci
Roy Pineci

Vice President, Controller and

Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

3.(i)(c)	Certificate of Amendment of Restated Certificate of Incorporation of Occidental Petroleum Corporation, dated May 1, 2009.

10.3	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award).

10.4	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award).

10.5	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Equity-based, Cash-settled Award).

10.6	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Equity-based, Cash-settled Award) (alternate - CV).

12

Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2009 and 2008 and for each of the five years in the period ended December 31, 2008.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase