Form 10-Q
period 2009-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2009-11-02
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer☑   Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009
Common stock $.20 par value	811,667,233 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets —
		September 30, 2009 and December 31, 2008	2

		Consolidated Condensed Statements of Income —
		Three and nine months ended September 30, 2009 and 2008	4

		Consolidated Condensed Statements of Cash Flows —
		Nine months ended September 30, 2009 and 2008	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	29

Part II	Other Information

	Item 1.	Legal Proceedings	30

	Item 2.	Share Repurchase Activities	30

	Item 6.	Exhibits	31

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Amounts in millions)

	2009	2008

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,608	$1,777

Trade receivables, net	3,330	3,117

Marketing and trading assets and other	622	1,012

Inventories	1,132	958

Prepaid expenses and other	308	308

Total current assets	7,000	7,172

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,450	1,263

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $18,537 at September 30, 2009 and $16,462 at December 31, 2008	32,905	32,266

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	859	836

TOTAL ASSETS	$42,214	$41,537
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Amounts in millions)

	2009	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt and notes payable	$239	$698
Accounts payable	2,999	3,306
Accrued liabilities	1,682	1,861
Domestic and foreign income taxes	79	158
Liabilities of discontinued operations	107	111

Total current liabilities	5,106	6,134

LONG-TERM DEBT, NET	2,556	2,049

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	2,813	2,660
Long-term liabilities of discontinued operations	140	152
Other	3,079	3,217
	6,032	6,029

STOCKHOLDERS’ EQUITY
Common stock, at par value	177	176
Treasury stock	(4,150)	(4,121)
Additional paid-in capital	7,132	7,113
Retained earnings	25,864	24,684
Accumulated other comprehensive loss	(565)	(552)
Noncontrolling interest	62	25
	28,520	27,325
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,214	$41,537
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Amounts in millions, except per-share amounts)

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
REVENUES AND OTHER INCOME
Net sales	$4,104	$7,060	$10,864	$20,196
Interest, dividends and other income	22	59	80	192
Gains on disposition of assets, net	―	―	7	25
	4,126	7,119	10,951	20,413
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,130	2,780	6,253	7,800
Selling, general and administrative and other operating expenses	359	295	991	994
Taxes other than on income	105	162	320	466
Environmental remediation	10	(2)	10	28
Exploration expense	56	61	168	193
Interest and debt expense, net	40	24	99	94
	2,700	3,320	7,841	9,575
Income before income taxes and other items	1,426	3,799	3,110	10,838
Provision for domestic and foreign income taxes	549	1,546	1,245	4,511
Income from equity investments	(66)	(57)	(154)	(168)
Income from continuing operations	943	2,310	2,019	6,495
Discontinued operations, net	(2)	(1)	(7)	23
Net income	941	2,309	2,012	6,518
Less: Net income attributable to noncontrolling interest	(14)	(38)	(35)	(104)
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$927	$2,271	$1,977	$6,414

BASIC EARNINGS PER COMMON SHARE – ATTRIBUTABLE TO COMMON STOCK
Income from continuing operations	$1.14	$2.78	$2.44	$7.78
Discontinued operations, net	―	―	(0.01)	0.03
BASIC EARNINGS PER COMMON SHARE	$1.14	$2.78	$2.43	$7.81

DILUTED EARNINGS PER COMMON SHARE – ATTRIBUTABLE TO COMMON STOCK
Income from continuing operations	$1.14	$2.77	$2.44	$7.74
Discontinued operations, net	―	―	(0.01)	0.03
DILUTED EARNINGS PER COMMON SHARE	$1.14	$2.77	$2.43	$7.77

DIVIDENDS PER COMMON SHARE	$0.33	$0.32	$0.98	$0.89
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Amounts in millions)

	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,012	$6,518
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	7	(23)
Depreciation, depletion and amortization expense	2,297	1,957
Deferred income tax provision	247	397
Other non-cash charges to income	333	380
Gains on disposition of assets, net	(7)	(25)
Income from equity investments	(154)	(168)
Dry hole and impairment expense	130	134
Changes in operating assets and liabilities	(826)	(822)
Other operating, net	(165)	(245)
Operating cash flow from continuing operations	3,874	8,103
Operating cash flow from discontinued operations	(31)	33
Net cash provided by operating activities	3,843	8,136
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(2,649)	(3,070)
Purchases of businesses and assets, net	(582)	(3,404)
Sales of assets, net	47	22
Sales of investments	―	51
Equity investments and other investing, net	(64)	(58)
Net cash used by investing activities	(3,248)	(6,459)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	740	51
Payments of long-term debt	(699)	(71)
Proceeds from issuance of common stock	16	22
Purchases of treasury stock	(29)	(1,487)
Excess tax benefits related to share-based payments	15	74
Cash dividends paid	(794)	(677)
Stock options exercised	2	10
Distributions to noncontrolling interest	(15)	(111)
Net cash used by financing activities	(764)	(2,189)
Decrease in cash and cash equivalents	(169)	(512)
Cash and cash equivalents—beginning of period	1,777	1,964
Cash and cash equivalents—end of period	$1,608	$1,452
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2009
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

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2009, and the consolidated statements of income and cash flows for the three and nine months ended September 30, 2009 and 2008, as applicable. The income and cash flows for the periods ended September 30, 2009 and 2008, are not necessarily indicative of the income or cash flows to be expected for the full year.

Occidental’s management has evaluated events from October 1, 2009 through November 2, 2009 and has made the appropriate disclosures.

2.	Asset Acquisitions, Dispositions and Other Transactions

In October 2009, Occidental announced it signed an agreement to purchase Phibro LLC (Phibro) from Citigroup Inc. for approximately net asset value as of the closing date, which is anticipated to be by the end of the year.  Phibro, primarily a trader in oil and gas, will become a part of Occidental's midstream, marketing and other segment.

In July 2009, Occidental repaid its $600 million debt associated with the Dolphin Project.

In May 2009, Occidental issued $750 million of 4.125-percent senior unsecured notes, receiving $740 million of net proceeds. Interest on the notes will be payable semi-annually in arrears on June 1 and December 1 of each year. The notes will mature on June 1, 2016.

In April 2009, Occidental and its partner signed a Development and Production Sharing Agreement (DPSA) with the National Oil and Gas Authority of Bahrain for further development of the Bahrain Field.  The DPSA is expected to become effective in the fourth quarter of 2009.  Under this agreement, a Joint Operating Company will serve as operator for the project under the DPSA.

3.	Accounting and Disclosure Changes

In the quarter ended June 30, 2009, Occidental adopted new disclosure requirements for its evaluation of subsequent events as a result of new accounting standards issued by the Financial Accounting Standards Board (FASB) in May 2009.

In the quarter ended June 30, 2009, Occidental adopted new disclosure requirements for the fair value of financial instruments in interim periods when it is practicable to estimate such values as a result of new accounting standards issued by the FASB in April 2009.

Beginning January 1, 2009, Occidental modified its calculation of basic earnings per share (EPS) in accordance with new accounting standards issued by the FASB in June 2008.  Under this new accounting standard, instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are considered participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing EPS under the two-class method.  While prior period EPS data has been adjusted retrospectively, this change had no material impact on Occidental’s financial statements.

Beginning January 1, 2009, Occidental adopted new disclosure requirements for its derivative and hedging activities as a result of new accounting standards issued by the FASB in March 2008.

Beginning January 1, 2009, Occidental prospectively adopted the deferred portion of new accounting standards related to the application of the measurement and disclosure framework of non-financial assets and liabilities that are recorded at fair value on a non-recurring basis.  These new standards were issued by the FASB in February 2008.

Beginning January 1, 2009, Occidental adopted new accounting standards related to the accounting and disclosure requirements for business combinations.  The new standards were issued by the FASB in December 2007 and April 2009 and had no material impact on Occidental’s financial statements upon adoption.

On January 1, 2009, Occidental adopted new accounting standards affecting the presentation and disclosure requirements related to noncontrolling interests in subsidiaries. Occidental adopted these new standards prospectively, except for the presentation and disclosure requirements which were applied retrospectively to all periods presented. These new standards were issued in December 2007 and had no material impact on Occidental’s financial statements upon adoption.

4.	Comprehensive Income

The following table presents Occidental’s comprehensive income for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Periods Ended September 30
	Three months		Nine months
	2009	2008	2009	2008
Net income attributable to common stock	$927	$2,271	$1,977	$6,414
Other comprehensive income (loss) items
Foreign currency translation adjustments	10	(20)	28	(9)
Pension and post-retirement adjustments	7	6	19	(4)
Unrealized gains (losses) on derivatives	(8)	404	(54)	(158)
Reclassification of realized losses (gains) on derivatives	16	20	(6)	103
Unrealized gains (losses) on securities	―	(2)	―	14
Realized losses on securities	―	―	―	(16)
Other comprehensive income (loss), net of tax	25	408	(13)	(70)
Comprehensive income attributable to common stock	$952	$2,679	$1,964	$6,344

There were no other comprehensive income (loss) items related to noncontrolling interests for the three and nine months ended September 30, 2009 and 2008.

5.	Supplemental Cash Flow Information

Income taxes paid (received) for the nine months ended September 30, 2009 and 2008 were $(168) million and $1.7 billion for U.S. taxes, respectively, and $1.1 billion and $2.3 billion for foreign taxes, respectively.  Interest paid totaled approximately $116 million and $93 million for the nine months ended September 30, 2009 and 2008, respectively.

6.	Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of September 30, 2009 and December 31, 2008 consisted of the following (in millions):

	2009	2008
Raw materials	$48	$123
Materials and supplies	555	412
Finished goods	600	494
	1,203	1,029
LIFO reserve	(71)	(71)
Total	$1,132	$958

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

The laws that require or address environmental remediation, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar federal, state, local and foreign laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites.  OPC or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites.  Remedial activities may include one or more of the following:  investigation including sampling, modeling, risk assessment or monitoring; cleanup measures including removal, treatment or disposal; or operation and maintenance of remedial systems.  The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.

As of September 30, 2009, Occidental participated in or monitored remedial activities or proceedings at 167 sites.  The following table presents Occidental’s environmental remediation reserves as of September 30, 2009, the current portion of which is included in accrued liabilities ($67 million) and the remainder in deferred credits and other liabilities — other ($334 million).  The reserves are grouped in four categories of environmental remediation sites — sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL) as well as non-NPL third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	40	$56
Third-party sites	77	99
Occidental-operated sites	19	127
Closed or non-operated Occidental sites	31	119
Total	167	$401

As of September 30, 2009, Occidental’s environmental reserves exceeded $10 million at 14 of the 167 sites described above, and 117 of the sites had reserves from $0 to $1 million.  Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $390 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2008.  For management’s opinion with respect to environmental matters, refer to Note 8.

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

Lawsuits have been filed in Nicaragua against Occidental Chemical Corporation (OxyChem) and other companies that once manufactured or used a pesticide, dibromochloropropane (DBCP).  These lawsuits claim damages of several billion dollars for alleged personal injuries.  In the opinion of management, the claims against OxyChem are without merit because, among other things, the DBCP it manufactured was never sold or used in Nicaragua.  In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in these cases.  Nicaraguan courts have entered judgments of approximately $900 million against four defendants, including OxyChem.  Under Nicaraguan law, the judgments would be shared equally among the defendants.  The plaintiffs attempted to enforce one judgment in Miami.  In January 2009, the federal district court in Miami granted summary judgment in favor of OxyChem and refused to enforce the judgment finding the Nicaraguan court lacked personal jurisdiction because there was no evidence that any OxyChem DBCP was used in Nicaragua and that OxyChem did not otherwise have sufficient contacts with Nicaragua.  In October 2009, the same court concluded the following additional grounds existed for not enforcing the Nicaraguan judgment: the Nicaraguan trial court lacked jurisdiction under a Nicaraguan DBCP statute; the judgment was rendered under a judicial system that does not provide procedures compatible with due process of law and lacks impartial tribunals; and enforcing the judgment would violate Florida public policy.  OxyChem has no assets in Nicaragua and, in the opinion of management, no such Nicaraguan judgment would be enforceable in the United States.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits for taxable years through 2007 have concluded for U.S. federal income tax purposes, the 2008 taxable year as well as the current period are currently under audit by the U.S. Internal Revenue Service pursuant to its compliance assurance program.  Foreign government tax authorities are in various stages of auditing Occidental, and income taxes for taxable years from 2000 through 2008 remain subject to examination in certain jurisdictions.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.

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

9.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and nine months ended September 30, 2009 and 2008 (in millions):

Three months ended September 30	2009		2008
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$4	$4	$2	$3
Interest cost	7	10	7	10
Expected return on plan assets	(6)	―	(9)	―
Amortization of prior service cost	1	―	―	―
Recognized actuarial loss	4	5	—	4
Total	$10	$19	$—	$17

Nine months ended September 30	2009		2008
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$12	$12	$6	$10
Interest cost	21	30	21	29
Expected return on plan assets	(19)	―	(28)	―
Amortization of prior service cost	1	―	―	―
Recognized actuarial loss	12	16	1	12
Total	$27	$58	$—	$51

Occidental contributed $2 million and $7 million to its defined benefit pension plans for the three and nine months ended September 30, 2009, respectively, and expects to contribute an additional $3 million in the remainder of 2009. Occidental contributed $1 million and $3 million to its defined benefit pension plans for the three and nine months ended September 30, 2008, respectively.

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

		Fair Value Measurements at September 30, 2009 Using:
Description	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments(a)
Marketing and trading assets and other	$128	$10	$118	$—
Long-term receivables and other assets, net	136	―	136	—
Total assets	$264	$10	$254	$—

Liabilities:
Derivative financial instruments(a)
Accrued liabilities	$(230)	$(6)	$(224)	$—
Deferred credits and other liabilities-other	(305)	―	(305)	—
Total liabilities	$(535)	$(6)	$(529)	$—

(a)	Derivative fair values are reported on a net basis to the extent a legal right of offset with a counterparty exists.

For the nine months ended September 30, 2009, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis.

Occidental primarily applies the market approach for recurring fair value measurements and maximizes its use of observable inputs and minimizes its use of unobservable inputs.  Occidental utilizes the mid-point price between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value.  In addition to using market data, Occidental makes assumptions in valuing its assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

Certain of Occidental's derivative instruments, however, are valued using industry-standard models that consider various inputs, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace.

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of its fixed-rate debt based on the quoted market prices for its debt instruments or on quoted market yields for similarly rated debt instruments, taking into account their maturities.  The estimated fair values of Occidental’s debt, at September 30, 2009 and December 31, 2008, were approximately $3.1 billion and $2.9 billion, respectively, compared to carrying values of $2.8 billion and $2.7 billion, respectively.

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

As discussed in Note 3, Occidental adopted new accounting standards for derivative disclosures on January 1, 2009.  Derivatives are carried at fair value and, when a legal right of offset with the same counterparty exists, Occidental records these derivatives on a net basis.  Occidental applies hedge accounting when transactions meet specified criteria for such treatment.  If a derivative does not qualify as a hedge or is not designated and documented as a hedge, any fair value gains or losses are recognized in earnings in the current period.  For cash-flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) with an offsetting adjustment to the basis of the item being hedged.  Realized gains or losses from cash-flow hedges, and any ineffectiveness, are recorded as a component of net sales in the consolidated statements of income. Ineffectiveness is primarily created by a basis difference between the hedged item and the hedging instrument due to location, quality or grade of the physical commodity transactions.  Gains and losses from derivative instruments are reported net in the consolidated statements of income. There were no fair value hedges as of and for the three and nine months ended September 30, 2009.

Occidental is exposed to commodity price risk.  Occidental has used derivatives to reduce its long-term exposure to price volatility on a small portion of its oil and gas production.  Through its low-risk marketing and trading activities and within its established policy controls and procedures, Occidental also uses derivative instruments, including a combination of short-term futures, forwards, options and swaps to improve realized prices for its oil and gas.

A majority of Occidental’s derivative transactions are exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these derivative transactions are executed on a daily margin basis.  Cash collateral of $132 million deposited by Occidental with clearing houses, which has not been reflected in the derivative fair value tables, is included in the marketing and trading assets and other balance as of September 30, 2009.

In addition, Occidental executes a portion of its derivative transactions in the over-the-counter (OTC) market with various high-credit-quality counterparties.  Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments.  Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, and by entering into master netting arrangements with the counterparties, as appropriate.  Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments against the derivative assets to reflect counterparty risk, if necessary.  Certain of Occidental's OTC derivative instruments contain collateral thresholds.  If credit thresholds are exceeded or if Occidental’s or the counterparty’s credit rating is reduced by the major credit rating agencies, Occidental or the counterparty may be required to post collateral via available cash or letters of credit to satisfy the difference between the current exposure and the negotiated credit threshold.  As of September 30, 2009, Occidental had a liability of $292 million, which represents the fair value of derivative instruments with credit-risk-related contingent features.  As of September 30, 2009, Occidental was not required to post collateral for these derivative instruments.  Occidental believes that if it had received a one-notch reduction in its credit rating, it would not have resulted in a material change in its collateral-posting requirements as of September 30, 2009.

Cash-Flow Hedges

Occidental holds a series of collar agreements that qualify as cash-flow hedges for the sale of approximately 3 percent of its crude oil production.  These agreements continue to the end of 2011.  The following table presents the daily notional amounts and weighted average strike prices of Occidental’s collar positions as of September 30, 2009.

	Crude Oil  Collars
	Daily Volume (barrels)	Average Floor	Average Cap
2009	13,000	$33.15	$47.41
2010	12,000	$33.00	$46.35
2011	12,000	$32.92	$46.27

Occidental entered into natural gas swap agreements related to the sale, for 2010, of a portion of its production from the Rockies that qualify as cash-flow hedges.  The following table presents the daily notional amounts and weighted average strike prices, net to Occidental, of these hedges as of September 30, 2009.

	Natural Gas - Swaps
	Daily Volume	Average Strike Price
2010	40 million cubic feet	$5.03

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes.  These agreements continue through 2010.  As of September 30, 2009, Occidental has the following outstanding natural gas commodity contracts that were designated as cash-flow hedges:

Natural Gas Contracts	Volumes
Forecasted sales	24 billion cubic feet

As of September 30, 2009, Occidental had approximately 27 billion cubic feet of natural gas, which it holds in storage.

The following table presents the pre-tax gains (losses) recognized in, and reclassified from, Accumulated Other Comprehensive Income (AOCI) and recognized in income (net sales), including any hedge ineffectiveness, for derivative instruments classified as cash-flow hedges for the three and nine months ended September 30, 2009 (in millions):

Three months ended September 30, 2009
Cash-Flow Hedges	Gains (losses) Recognized in AOCI – Effective Portion	Amount of Losses Reclassified from AOCI into Income – Effective Portion	Gains Recognized in Income – Ineffective Portion
Commodity contracts 
Occidental’s crude oil production	$8	$(26)	$1
Commodity contracts 
Third-party natural gas marketing and trading activities	(21)	―	―
Total	$(13)	$(26)	$1

Nine months ended September 30, 2009
Cash-Flow Hedges	Gains (Losses) Recognized in AOCI – Effective Portion	Amount of Gains (Losses) Reclassified from AOCI into Income – Effective Portion	Gains Recognized in Income – Ineffective Portion
Commodity contracts 
Occidental’s crude oil production	$(89)	$(40)	$10
Commodity contracts 
Third-party natural gas marketing and trading activities	4	50	―
Total	$(85)	$10	$10

The following table summarizes net after-tax derivative activity recorded in AOCI for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Periods ended September 30
	Three Months		Nine Months
	2009	2008	2009	2008
Beginning Balance	$(218)	$(920)	$(150)	$(441)
Gains (losses) from changes in cash-flow hedges	(8)	404	(54)	(158)
Losses (gains) reclassified to income	16	20	(6)	103
Ending Balance	$(210)	$(496)	$(210)	$(496)

During the next twelve months, Occidental expects that approximately $85 million of net after-tax derivative losses included in AOCI, based on their valuation as of September 30, 2009, will be reclassified into income.

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

The following table presents gross volumes of Occidental’s derivatives not designated as hedging instruments as of September 30, 2009:

Commodity	Volumes
Occidental’s production sales contracts
Crude oil	8 million barrels

Third-party marketing and trading activities
Purchase contracts
Crude oil	74 million barrels
Natural gas	1,039 billion cubic feet
Sales contracts
Crude oil	85 million barrels
Natural gas	1,042 billion cubic feet

Approximately $56 million and $20 million of gains from derivatives not designated as hedging instruments  entered for Occidental’s oil and gas production and the third-party marketing and trading activities, respectively, were recognized in net sales for the three months ended September 30, 2009.  Approximately $9 million of losses and $46 million of gains from derivatives not designated as hedging instruments entered for Occidental’s oil and gas production and the third-party marketing and trading activities, respectively, were recognized in net sales for the nine months ended September 30, 2009.

The following table presents the gross fair value of Occidental’s outstanding derivatives as of September 30, 2009 (in millions):

	Asset Derivatives Balance Sheet Location	Fair Value(a)	Liability Derivatives Balance Sheet Location	Fair Value(a)

Cash-flow hedges
Commodity contracts	Marketing and trading assets and other	$8	Accrued liabilities	$(139)
	Long-term receivables and other assets, net	―	Deferred credits and other liabilities	(175)
		$8		$(314)

Derivatives not designated as hedging instruments
Commodity contracts	Marketing and trading assets and other	$447	Accrued liabilities	$(418)
	Long-term receivables and other assets, net	163	Deferred credits and other liabilities	(157)
		$610		$(575)

Total derivatives		$618		$(889)

(a)	The above fair values are presented at gross amounts even when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.

See Note 10 for Fair Value Measurements disclosures on derivatives.

12.	Industry Segments

Occidental conducts its continuing operations through three segments:  (1) oil and gas; (2) chemical; and (3) midstream, marketing and other (midstream and marketing).  The oil and gas segment explores for, develops, produces and markets crude oil, natural gas liquids (NGLs), condensate and natural gas.  The chemical segment manufactures and markets basic chemicals, vinyls and performance chemicals.  The midstream and marketing segment gathers, treats, processes, transports, stores, trades and markets crude oil, natural gas, NGLs, condensate and carbon dioxide and generates and markets power.

Segment earnings generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment assets and income from the segments’ equity investments.

The following table presents Occidental’s industry segment and corporate disclosures (in millions):

	Oil and Gas	Chemical	Midstream, Marketing and Other	Corporate and Eliminations		Total
Nine months ended September 30, 2009
Net sales	$7,952	$2,445	$763	$(296	)(a)	$10,864
Pretax operating profit (loss)	$3,127	$356	$154	$(373	)(b)	$3,264
Income taxes	―	―	―	(1,245	)(c)	(1,245)
Discontinued operations	―	―	―	(7)		(7)
Net income attributable to noncontrolling interest	(35)	―	―	―		(35)
Net income (loss) attributable to common stock	$3,092	$356	$154	$(1,625)		$1,977
Nine months ended September 30, 2008
Net sales	$15,441	$4,107	$1,204	$(556	)(a)	$20,196
Pretax operating profit (loss)	$10,416	$542	$350	$(302	)(b)	$11,006
Income taxes	―	―	―	(4,511	)(c)	(4,511)
Discontinued operations	―	―	―	23	(d)	23
Net income attributable to noncontrolling interest	(104)	―	―	―		(104)
Net income (loss) attributable to common stock	$10,312	$542	$350	$(4,790)		$6,414

(a)	Intersegment sales are generally made at prices approximately equal to those that the selling entity is able to obtain in third-party transactions.
(b)	Includes net interest expense, administration expense, environmental remediation and other pre-tax items.
(c)	Includes all foreign and domestic income taxes from continuing operations.
(d)	In 2008, Occidental received a $61 million refund of taxes from Ecuador.

13.	Earnings Per Share

As discussed in Note 3, Occidental adopted a new accounting standard for EPS on January 1, 2009.  Under this new accounting standard, nonvested share-based payment awards granted by Occidental containing rights to nonforfeitable dividends are considered participating securities. These securities allow the holders to participate in all dividends declared with the holders of common stock. Accordingly, Occidental applies the two-class method when computing basic and diluted EPS.

Basic EPS was computed by dividing net income attributable to common stock by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS further reflected the dilutive effect of stock options and performance-based stock awards. The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2009 and 2008:

	Periods Ended September 30
	Three months		Nine months
(in millions, except per share amounts)	2009	2008	2009	2008
Basic EPS
Income from continuing operations	$943	$2,310	$2,019	$6,495
Less: Income from continuing operations attributable to noncontrolling interest	(14)	(38)	(35)	(104)
Net income from continuing operations attributable to common stock	929	2,272	1,984	6,391
Discontinued operations	(2)	(1)	(7)	23
Net income attributable to common stock	927	2,271	1,977	6,414
Less: Net income allocated to participating securities	(1)	(4)	(3)	(13)
Net income attributable to common stock, net of participating securities	$926	$2,267	$1,974	$6,401
Weighted average number of basic shares	811.8	815.3	811.1	820.1
Basic EPS	$1.14	$2.78	$2.43	$7.81

Diluted EPS
Net income attributable to common stock, net of participating securities	$926	$2,267	$1,974	$6,401
Weighted average number of basic shares	811.8	815.3	811.1	820.1
Dilutive effect of potentially dilutive securities	2.6	2.3	2.8	3.4
Total diluted weighted average common shares	814.4	817.6	813.9	823.5
Diluted EPS	$1.14	$2.77	$2.43	$7.77

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income of $2.0 billion for the first nine months of 2009 on net sales of $10.9 billion, compared to net income of $6.4 billion on net sales of $20.2 billion for the same period of 2008.  Diluted earnings per common share (EPS) were $2.43 and $7.77 for the first nine months of 2009 and 2008, respectively.  Occidental reported net income of $927 million for the third quarter of 2009 on net sales of $4.1 billion, compared to net income of $2.3 billion on net sales of $7.1 billion for the same period of 2008.  Diluted EPS were $1.14 for the third quarter of 2009 compared to diluted EPS of $2.77 for the same period in 2008.

Net income for the three and nine months ended September 30, 2009, compared to the same periods of 2008, reflected lower crude oil and natural gas prices, lower margins and volumes in the chemical segment and lower margins in the gas processing business, partially offset by higher oil and gas sales volumes and lower operating expenses, and for the three-month periods only, by better results in marketing operations.

Net income for the nine months ended September 30, 2009 included after-tax charges of $26 million for severance, $10 million for railcar leases and $5 million for rig termination costs.

Unless indicated otherwise, net income and EPS refer to net income attributable to common stock.

Selected Income Statement Items

The decrease in net sales for the three and nine months ended September 30, 2009, compared to the same periods of 2008, reflected lower oil, gas, caustic soda and polyvinyl chloride prices and lower volumes for chlorine, caustic soda, potassium hydroxide and polyvinyl chloride, partially offset by higher oil and gas sales volumes.

The decrease in cost of sales for the three and nine months ended September 30, 2009, compared to the same periods in 2008, was due to lower oil and gas operating costs, lower volumes for chlorine, caustic soda, potassium hydroxide and polyvinyl chloride and lower feedstock and energy costs.

The decrease in the provision for domestic and foreign income taxes for the three and nine months ended September 30, 2009, compared to the same periods in 2008, was due to lower income before taxes and reduced effective tax rates which reflect the relinquishment of international exploration contracts.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the change in cash and cash equivalents.  The decrease in marketing, trading assets and other was due to lower receivables from derivative financial instruments, joint ventures and collection of federal tax receivables.  The increase in investments in unconsolidated entities was due to the equity income from the unconsolidated investments and an investment in a pipeline network, offset by dividends received from the unconsolidated entities. The increase in property, plant and equipment was due to capital expenditures, partially offset by depreciation, depletion and amortization.

The decrease in current maturities of long-term debt and notes payable as of September 30, 2009, compared to December 31, 2008, was due to the retirement of the $600 million debt associated with the Dolphin Project, partially offset by the maturities of the 4.25-percent medium-term senior notes in the first quarter of 2010.  The decrease in accounts payable and accrued liabilities was due to lower operating costs.  The increase in long-term debt, net, was attributable to the second quarter issuance of $750 million of 4.125-percent senior unsecured notes due on June 1, 2016, partially offset by the maturities of the 4.25-percent medium-term senior notes due in the first quarter of 2010. The increase in stockholders’ equity reflected net income for the first nine months of 2009, partially offset by dividend payments.

Segment Operations

Occidental conducts its continuing operations through three segments:  (1) oil and gas; (2) chemical; and (3) midstream, marketing and other (midstream and marketing).  The oil and gas segment explores for, develops, produces and markets crude oil, natural gas liquids (NGLs), condensate and natural gas.  The chemical segment manufactures and markets basic chemicals, vinyls and performance chemicals.  The midstream and marketing segment gathers, treats, processes, transports, stores, trades and markets crude oil, natural gas, NGLs, condensate and carbon dioxide (CO2) and generates and markets power.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Periods Ended September 30
	Three Months		Nine Months
	2009	2008	2009	2008
Net Sales(a)
Oil and Gas	$3,089	$5,422	$7,952	$15,441
Chemical	842	1,454	2,445	4,107
Midstream, Marketing and Other	285	381	763	1,204
Eliminations	(112)	(197)	(296)	(556)
	$4,104	$7,060	$10,864	$20,196
Segment Earnings (b)
Oil and Gas (c)	$1,464	$3,618	$3,092	$10,312
Chemical	72	219	356	542
Midstream, Marketing and Other	77	66	154	350
	1,613	3,903	3,602	11,204

Unallocated Corporate Items
Interest expense, net (b)	(33)	(3)	(76)	(10)
Income taxes	(549)	(1,546)	(1,245)	(4,511)
Other expense, net (b)	(102)	(82)	(297)	(292)

Income from continuing operations (c)	929	2,272	1,984	6,391
Discontinued operations, net (b)	(2)	(1)	(7)	23
Net income (c)	$927	$2,271	$1,977	$6,414

(a)	Intersegment sales are generally made at prices approximately equal to those that the selling entity is able to obtain in third-party transactions.
(b)	Refer to “Significant Items Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream, Marketing and Other Segment” and “Corporate” discussions that follow.
(c)
Represents amounts attributable to common stock shown after deducting noncontrolling interest amounts of $14 million and $38 million for the three months ended September 30, 2009 and 2008, respectively, and $35 million and $104 million for the nine months ended September 30, 2009 and 2008, respectively.

Significant Items Affecting Earnings

The following table sets forth, for the three and nine months ended September 30, 2009 and 2008, the effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

	Periods Ended September 30
	Three Months				Nine Months
		2009		2008		2009		2008
Oil & Gas
Rig terminations	$	―	$	―		$(8)	$	―
Total Oil and Gas	$	―	$	―		$(8)	$	―

Chemical
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Chemical	$	―	$	―	$	―	$	―

Midstream, Marketing and Other
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Midstream, Marketing and Other	$	―	$	―	$	―	$	―

Corporate
Severance accrual	$	―	$	―		$(40)	$	―
Railcar leases		―		―		(15)		―
Tax effect of pre-tax adjustments		―		―		22		―
Discontinued operations, net*		(2)		(1)		(7)		23
Total Corporate		$(2)		$(1)		$(40)		$23
Total		$(2)		$(1)		$(48)		$23
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Periods Ended September 30
	Three Months		Nine Months
	2009	2008	2009	2008
Oil & Gas earnings (a)(b)	$1,464	$3,618	$3,092	$10,312
Chemical earnings	72	219	356	542
Midstream, Marketing and Other earnings	77	66	154	350
Unallocated corporate items	(135)	(85)	(373)	(302)
Pre-tax income (b)	1,478	3,818	3,229	10,902

Income tax expense
Federal and state	189	716	349	2,123
Foreign (a)	360	830	896	2,388
Total	549	1,546	1,245	4,511

Income from continuing operations (b)	$929	$2,272	$1,984	$6,391

Worldwide effective tax rate	37%	40%	39%	41%

(a)
Oil and gas pre-tax income and income tax expense include income taxes owed by Occidental but paid by governmental entities on its behalf of $338 million and $730 million for the three months ended September 30, 2009 and 2008, respectively, and $827 million and $1,801 million for the nine months ended September 30, 2009 and 2008, respectively.

(b)
Represents amounts after deducting noncontrolling interest amounts of $14 million and $38 million for the three months ended September 30, 2009 and 2008, respectively, and $35 million and $104 million for the nine months ended September 30, 2009 and 2008, respectively.

Oil and Gas Segment

The following tables set forth the sales volumes and production of oil and liquids and natural gas per day for the three and nine months ended September 30, 2009 and 2008.  The difference between the sales volumes and production per day is generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.  Sales at these locations are not recognized until title passes, which generally occurs when a tanker is loaded.

	Periods Ended September 30
	Three Months		Nine Months
Sales Volumes per Day	2009	2008	2009	2008
Oil and Liquids (MBBL)
United States	269	261	271	260
Middle East/North Africa	132	117	139	127
Latin America	74	81	83	75

Natural Gas (MMCF)
United States	653	570	632	584
Middle East	230	190	241	200
Latin America	45	45	47	40

Barrels of Oil Equivalent (MBOE) per day (a)
Consolidated subsidiaries	630	593	646	599
Other interests	(2)	(5)	(3)	(5)
Worldwide sales volumes	628	588	643	594

Production per Day
Oil and Liquids (MBBL)
United States	269	261	271	260
Middle East/North Africa	136	118	140	127
Latin America	74	82	82	76

Natural Gas (MMCF)
United States	653	570	632	584
Middle East	230	190	241	200
Latin America	45	45	47	40

Barrels of Oil Equivalent (MBOE) per day (a)
Consolidated subsidiaries	634	595	646	600
Other interests	(2)	(4)	(3)	(4)
Worldwide production	632	591	643	596

(a)	Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as “Mcf”) of gas to one barrel of oil.

	Periods Ended September 30
	Three Months		Nine Months
Average Sales Prices	2009	2008	2009	2008
Crude Oil ($/BBL)
United States	$63.37	$109.50	$52.04	$104.82
Middle East/North Africa	$66.04	$114.11	$53.55	$106.81
Latin America	$55.40	$77.76	$46.51	$78.23
Total consolidated subsidiaries	$62.72	$104.26	$51.41	$100.41
Other interests	$71.18	$94.17	$57.61	$110.39
Worldwide	$62.79	$104.15	$51.44	$100.39

Natural Gas ($/MCF)
United States	$3.04	$9.35	$3.15	$9.18
Latin America	$2.87	$4.40	$3.04	$4.22
Worldwide	$2.53	$7.11	$2.59	$6.95

Oil and gas segment earnings for the three and nine months ended September 30, 2009, were $1.5 billion and $3.1 billion, respectively, compared to $3.6 billion and $10.3 billion, respectively, for the same periods of 2008.  The decrease in oil and gas segment earnings for the three and nine months ended September 30, 2009, compared to the same periods of 2008, reflected lower crude oil and natural gas prices, partially offset by higher oil and gas sales volumes and lower operating expenses.

In the third quarter of 2009, the average West Texas Intermediate (WTI) price was $68.30 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $3.60 per million British Thermal Units (BTUs), compared to $117.98 per barrel and $10.72 per million BTUs, respectively, for the third quarter of 2008.  Occidental’s realized oil price for the third quarter of 2009 was $62.79 per barrel, compared to $104.15 per barrel for the third quarter of 2008.  Based on the current levels of production and prices, if domestic natural gas prices vary by $0.50 per million BTUs, it would have an estimated effect on quarterly pre-tax income of approximately $23 million, while a $1.00 per-barrel change in oil prices would have a quarterly pre-tax impact of approximately $39 million.  If production levels change, the sensitivity of Occidental’s results to oil and gas prices also would change.

The increase in sales volumes of nearly seven percent for the three months ended September 30, 2009, compared to the same period of 2008, included increases of 22,000 BOE per day from domestic operations, 16,000 BOE per day from Oman and 10,000 BOE per day from Dolphin, partially offset by 8,000 BOE per day lower volumes from Argentina.  The increase in sales volumes for the nine months ended September 30, 2009, compared to the same period in 2008, included increases of 19,000 BOE per day from domestic operations, 17,000 BOE per day from Oman, 9,000 BOE per day from Dolphin and 7,000 BOE per day from Argentina, partially offset by a 11,000 BOE per day reduction due to the new contract terms in Libya.

Oil and gas cash production costs, excluding production and property taxes, declined from $12.13 per BOE for the total year 2008 to $10.15 per BOE and $10.27 per BOE for the three and nine months ended September 30, 2009, respectively.  This decline was due to lower workover, maintenance and utilities costs and the effect of higher production sharing volumes.

In July 2009, Occidental announced that it had made a significant discovery of oil and gas reserves in Kern County, California.  The bulk of the discovery’s producing zones are conventional oil and gas bearing formations with approximately two-thirds of the discovery believed to be natural gas.  As of quarter-end, Occidental was producing approximately 26,000 gross BOE per day from this multi-pay zone discovery area.  Occidental’s interest in the discovery area is approximately 80 percent.

In April 2009, Occidental and its partner signed a Development and Production Sharing Agreement (DPSA) with the National Oil and Gas Authority of Bahrain for further development of the Bahrain Field.  The DPSA is expected to become effective in the fourth quarter of 2009.  Under this agreement, a Joint Operating Company will serve as operator for the project under the DPSA.

Chemical Segment

Chemical segment earnings for the three and nine months ended September 30, 2009, were $72 million and $356 million, respectively, compared to $219 million and $542 million for the same periods of 2008.  The decrease in chemical segment earnings for the three months ended September 30, 2009, compared to the same period of 2008, reflected the continued weakness in the U.S. housing, automotive and durable goods sectors, resulting in lower margins for caustic soda and polyvinyl chloride and lower volumes for chlorine, caustic soda, potassium hydroxide and polyvinyl chloride.  The decrease in chemical segment earnings for the nine months ended September 30, 2009, compared to the same period of 2008, reflected lower volumes and prices for chlorine, caustic soda and polyvinyl chloride due to the economic slowdown, partially offset by lower feedstock and energy costs.

Midstream, Marketing and Other Segment

Midstream and marketing segment earnings for the three and nine months ended September 30, 2009, were $77 million and $154 million, respectively, compared to $66 million and $350 million for the same periods of 2008.  The increase in midstream and marketing earnings for the three months ended September 30, 2009, compared to the same period of 2008, reflected better results in marketing operations, partially offset by lower margins in the gas processing business.  The decrease in midstream and marketing earnings for the nine months ended September 30, 2009, compared to the same period of 2008, reflected lower margins in the gas processing business.

In October 2009, Occidental announced it signed an agreement to purchase Phibro LLC (Phibro) from Citigroup Inc. for approximately net asset value as of the closing date, which is anticipated to be by the end of the year.  Phibro, primarily a trader in oil and gas, will become a part of Occidental's midstream and marketing segment.

Corporate

During the nine months ended September 30, 2009, Occidental recorded pre-tax charges of $40 million for severance and $15 million related to railcars sub-leased to a company that recently filed for bankruptcy reorganization.

In May 2009, Occidental issued $750 million of 4.125-percent senior unsecured notes, receiving $740 million of net proceeds.  Interest on the notes will be payable semi-annually in arrears on June 1 and December 1 of each year.  The notes will mature on June 1, 2016.

Liquidity and Capital Resources

At September 30, 2009, Occidental had approximately $1.6 billion in cash on hand.  Available but unused lines of committed bank credit totaled approximately $1.5 billion at September 30, 2009. Income and cash flows are largely dependent on oil and gas prices, which have fallen steeply since mid-2008, and sales volumes. Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, planned capital expenditures and dividends.  In July 2009, Occidental repaid its $600 million debt associated with the Dolphin Project's then-existing debt.  Occidental had also guaranteed a portion of such debt, $245 million; Occidental's guarantees on such debt were consequently terminated.  Also in July 2009, Dolphin Energy refinanced its then-existing debt on a limited-recourse basis.  Occidental provided limited guarantees in connection with Dolphin Energy's new financing.  The fair values of the new guarantees are insignificant.

Occidental’s cash flow from operations for the nine months ended September 30, 2009 was approximately $3.8 billion, net of cash used for working capital of $826 million.  The working capital use was the result of payments for higher capital spending and other operating expenses during the fourth quarter of 2008, which were accrued at year-end, and higher receivables due to increasing oil and gas prices since the 2008 year-end.  Occidental’s cash provided by operating activities for the first nine months of 2008 was $8.1 billion.  The most important sources of the decrease in operating cash flow in 2009, compared to 2008, were lower oil and natural gas prices.  In the first nine months of 2009, compared to the same period in 2008, Occidental's average worldwide realized oil price was lower by 49 percent and Occidental’s average realized natural gas price decreased 66 percent in the U.S., where approximately 69 percent of Occidental’s natural gas was produced.  In addition, the decrease in NGL prices in 2009, compared to 2008, resulted in lower gas processing margins in the midstream and marketing segment. The overall impact of the chemical and midstream and marketing segments’ margins on cash flow was less significant than the decreases in oil and gas prices because the chemical and midstream and marketing segments’ earnings and cash flows are significantly smaller than those for the oil and gas segment.

Occidental’s net cash used by investing activities was $3.2 billion for the first nine months of 2009, compared to $6.5 billion for the same period of 2008.  The 2009 amount included cash payments for scheduled foreign bonuses and acquisitions of various oil and gas and chemical interests of $582 million.  The 2008 amount included cash payments for signing bonuses and acquisitions of oil and gas interests from Plains Exploration & Production Company for $1.5 billion, an interest in the Joslyn Oil Sands Project for approximately $500 million, a Libya signature bonus for approximately $450 million and an equity interest in a U.S. oil and gas pipeline entity for approximately $330 million.  Capital expenditures for the first nine months of 2009 were $2.6 billion, including $2.1 billion for oil and gas.  Capital expenditures for the first nine months of 2008 were $3.1 billion, including $2.5 billion for oil and gas.

Occidental’s net cash used by financing activities was $764 million in the first nine months of 2009, compared to $2.2 billion used by financing activities for the same period of 2008.  The 2009 amount included net proceeds of $740 million from the issuance of 4.125-percent senior notes due 2016, Occidental's payment of $600 million of debt associated with the Dolphin Project and dividend payments of $794 million.  The 2008 amount included $1.5 billion of cash paid for repurchases of Occidental’s common stock and $677 million of dividend payments.

At September 30, 2009, under the most restrictive covenants of existing financing agreements, Occidental’s capacity for additional unsecured borrowing was approximately $68.7 billion, and the capacity for the payment of cash dividends and other distributions on, and for acquisitions of, Occidental’s capital stock was approximately $26.4 billion, assuming that such dividends, distributions and acquisitions were made without incurring additional borrowing.

Occidental’s capital spending estimate for 2009 is approximately $3.7 billion and will focus on the goal of keeping Occidental’s returns well above its cost of capital.

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

The laws that require or address environmental remediation, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar federal, state, local and foreign laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites.  OPC or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites.  Remedial activities may include one or more of the following:  investigation including sampling, modeling, risk assessment or monitoring; cleanup measures including removal, treatment or disposal;

or operation and maintenance of remedial systems.  The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.

As of September 30, 2009, Occidental participated in or monitored remedial activities or proceedings at 167 sites.  The following table presents Occidental’s environmental remediation reserves as of September 30, 2009, the current portion of which is included in accrued liabilities ($67 million) and the remainder in deferred credits and other liabilities — other ($334 million).  The reserves are grouped in four categories of environmental remediation sites — sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL) as well as non-NPL third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	40	$56
Third-party sites	77	99
Occidental-operated sites	19	127
Closed or non-operated Occidental sites	31	119
Total	167	$401

As of September 30, 2009, Occidental’s environmental reserves exceeded $10 million at 14 of the 167 sites described above, and 117 of the sites had reserves from $0 to $1 million.  Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $390 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2008.

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

Lawsuits have been filed in Nicaragua against Occidental Chemical Corporation (OxyChem) and other companies that once manufactured or used a pesticide, dibromochloropropane (DBCP).  These lawsuits claim damages of several billion dollars for alleged personal injuries.  In the opinion of management, the claims against OxyChem are without merit because, among other things, the DBCP it manufactured was never sold or used in Nicaragua.  In order to preserve its jurisdictional defense, OxyChem elected not to make a substantive appearance in these cases.  Nicaraguan courts have entered judgments of approximately $900 million against four defendants, including OxyChem.  Under Nicaraguan law, the judgments would be shared equally among the defendants.  The plaintiffs attempted to enforce one judgment in Miami.  In January 2009, the federal district court in Miami granted summary judgment in favor of OxyChem and refused to enforce the judgment finding the Nicaraguan court lacked personal jurisdiction because there was no evidence that any OxyChem DBCP was used in Nicaragua and that OxyChem did not otherwise have sufficient contacts with Nicaragua.  In October 2009, the same court concluded the following additional grounds existed for not enforcing the Nicaraguan judgment: the Nicaraguan trial court lacked jurisdiction under a Nicaraguan DBCP statute; the judgment was rendered under a judicial system that does not provide procedures compatible with due process of law and lacks impartial tribunals; and enforcing the judgment would violate Florida public policy.  OxyChem has no assets in Nicaragua and, in the opinion of management, no such Nicaraguan judgment would be enforceable in the United States.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits for taxable years through 2007 have concluded for U.S. federal income tax purposes, the 2008 taxable year as well as the current period are currently under audit by the U.S. Internal Revenue Service pursuant to its compliance assurance program.  Foreign government tax authorities are in various stages of auditing Occidental, and income taxes for taxable years from 2000 through 2008 remain subject to examination in certain jurisdictions.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.

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

Recently Adopted Accounting and Disclosure Changes

In the quarter ended June 30, 2009, Occidental adopted new disclosure requirements for its evaluation of subsequent events as a result of new accounting standards issued by the Financial Accounting Standards Board (FASB) in May 2009.

In the quarter ended June 30, 2009, Occidental adopted new disclosure requirements for the fair value of financial instruments in interim periods when it is practicable to estimate such values as a result of new accounting standards issued by the FASB in April 2009.

Beginning January 1, 2009, Occidental modified its calculation of basic EPS in accordance with new accounting standards issued by the FASB in June 2008.  Under these new accounting standards, instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are considered participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing EPS under the two-class method. While prior period EPS data has been adjusted retrospectively, this change had no material impact on Occidental’s financial statements.

Beginning January 1, 2009, Occidental adopted new disclosure requirements for its derivative and hedging activities as a result of new accounting standards issued by the FASB in March 2008.

Beginning January 1, 2009, Occidental prospectively adopted the deferred portion of new accounting standards related to the application of the measurement and disclosure framework of non-financial assets and liabilities that are recorded at fair value on a non-recurring basis.  These new standards were issued by the FASB in February 2008.

Beginning January 1, 2009, Occidental adopted new accounting standards related to the accounting and disclosure requirements for business combinations.  The new standards were issued by the FASB in December 2007 and April 2009 and had no material impact on Occidental’s financial statements upon adoption.

On January 1, 2009, Occidental adopted new accounting standards affecting the presentation and disclosure requirements related to noncontrolling interests in subsidiaries. Occidental adopted these new standards prospectively, except for the presentation and disclosure requirements which were applied retrospectively to all periods presented. These new standards were issued in December 2007 and had no material impact on Occidental’s financial statements upon adoption.

Future Accounting and Disclosure Changes

In December 2008, the SEC issued new disclosure requirements regarding oil and gas disclosures which are effective for fiscal years ending on or after December 31, 2009.  The FASB has proposed new standards intended to be consistent with the rules issued by the SEC and which are expected to be issued as final during the fourth quarter of 2009.  Occidental will adopt the new rules in its Form 10-K for the year ended December 31, 2009.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects.  Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; any general economic recession or slowdown domestically or internationally; exploration risks such as drilling unsuccessful wells; higher-than-expected costs; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental’s production or manufacturing or damage to facilities due to accidents, chemical releases, labor unrest, weather, natural disasters, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; failure of risk management; changes in law or regulations; changes in tax rates; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency-improvement project, acquisition or disposition.  Words such as “estimate”, “project”, “predict”, “will”, “would”, “could”, “may”, “might”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes generally indicate forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise.  Material risks that may affect Occidental’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of the 2008 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2009, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in the 2008 Form 10-K.

Item 4.	Controls and Procedures

Occidental's Chairman of the Board of Directors and Chief Executive Officer and its President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's Chairman of the Board of Directors and Chief Executive Officer and its President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in Occidental's internal control over financial reporting during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the information in Note 8 to the consolidated condensed financial statements in Part I of this Form 10-Q.

An OPC subsidiary is engaged in discussions with the Colorado Department of Public Health and Environment (CDPHE) to voluntarily resolve alleged violations relating to air permitting and emissions at its Garfield County, Colorado operations.  The CDPHE has not proposed a specific amount to resolve all of the claims.  The resolution of these claims is not expected to have a material adverse effect on Occidental’s consolidated financial position or results of operations.

Item 2.	Share Repurchase Activities

Occidental’s share repurchase activities for the three and nine months ended September 30, 2009, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
First Quarter 2009	142,625			$62.16	―
Second Quarter 2009	―		$	―	―
July 1 – 31, 2009	―		$	―	―
August 1 – 31, 2009	144,308	(a,b)		$72.23	―
September 1 – 30, 2009	129,200	(a,b)		$76.97	―
Third Quarter 2009	273,508			$74.47	―
Total 2009	416,133			$70.25	―	27,155,575

(a)	Represents amounts Occidental purchased from the trustee of Occidental’s defined contribution savings plan of 143,818 shares and 128,790 shares in August and September 2009, respectively.
(b)	Includes employee stock-for-stock exercises of 490 shares and 410 shares in August and September 2009, respectively.

Item 6.	Exhibits

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2009 and 2008 and for each of the five years in the period ended December 31, 2008.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE: November 2, 2009	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2009 and 2008 and for each of the five years in the period ended December 31, 2008.

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