Form 10-K
period 2009-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2010-02-25
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009	For the transition period from to

Commission File Number 1-9210

Occidental Petroleum Corporation
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization	Delaware
I.R.S. Employer Identification No.	95-4035997
Address of principal executive offices	10889 Wilshire Blvd., Los Angeles, CA
Zip Code	90024
Registrant's telephone number, including area code	(310) 208-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
9 1/4% Senior Debentures due 2019	New York Stock Exchange
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☑ YES   ☐ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: (Note: Checking the box will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections).          ☐ YES            ☑ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ YES            ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period as the registrant was required to submit and post files).        ☑ YES      ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated  by  reference in Part III of this Form 10-K or any amendment to this Form 10-K.             ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer   ☑     Accelerated Filer         ☐
Non-Accelerated Filer  ☐     Smaller Reporting Company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     ☐ YES
☑ NO

The aggregate market value of the voting common stock held by nonaffiliates of the registrant was approximately $52.73 billion, computed by reference to the closing price on the New York Stock Exchange composite tape of $65.81 per share of Common Stock on June 30, 2009.  Shares of Common Stock held by each executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates.  This determination of potential affiliate status is not a conclusive determination for other purposes.

At January 31, 2010, there were 811,955,959 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement, filed in connection with its May 7, 2010, Annual Meeting of Stockholders, are incorporated by reference into Part III.

Part I
Items 1 And 2    Business and Properties
In this report, "Occidental" refers to Occidental Petroleum Corporation, a Delaware corporation (OPC), and/or one or more entities in which it owns a majority voting interest (subsidiaries).  Occidental conducts its operations through various oil and gas; chemical; midstream, marketing and other subsidiaries and affiliates.  Occidental’s executive offices are located at 10889 Wilshire Boulevard, Los Angeles, California 90024; telephone (310) 208-8800.

General
Occidental’s principal businesses consist of three segments.  The oil and gas segment explores for, develops, produces and markets crude oil, including natural gas liquids (NGLs) and condensate, as well as natural gas.  The chemical segment (OxyChem) manufactures and markets basic chemicals, vinyls and other chemicals.  The midstream, marketing and other segment (midstream and marketing) gathers, treats, processes, transports, stores, purchases and markets crude oil (including NGLs and condensate), natural gas, carbon dioxide (CO2) and power.  It also trades around its assets, including pipelines and storage capacity, and trades commodities and securities.  Unless otherwise indicated hereafter, discussion of oil or oil and liquids refers to crude oil, NGLs and condensate.
For information regarding Occidental's current developments, segments and geographic areas, see the information in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) section of this report and Note 16 to the Consolidated Financial Statements.

Oil and Gas Operations
General
Occidental’s domestic oil and gas operations are located in Texas, New Mexico, California, Kansas, Oklahoma, Utah and Colorado.  International operations are located in Argentina, Bahrain, Bolivia, Colombia, Libya, Oman, Qatar, the United Arab Emirates (UAE) and Yemen.

Proved Reserves and Sales Volumes
The table below shows Occidental’s total oil and natural gas proved reserves and sales volumes in 2009, 2008 and 2007.  See "MD&A — Oil and Gas Segment," and the information under the caption "Supplemental Oil and Gas Information" for certain details regarding Occidental’s oil and gas proved reserves, the reserves estimation process, sales volumes, production costs and other reserves-related data.

Comparative Oil and Gas Proved Reserves and Sales Volumes
Oil in millions of barrels; natural gas in billions of cubic feet; barrels of oil equivalent (BOE) in millions of barrels of oil equivalent
	2009					2008					2007
Proved Reserves	Oil	(a)	Gas	BOE	(b)	Oil	(a)	Gas	BOE	(b)	Oil	(a)	Gas	BOE	(b)
United States	1,606		2,799	2,072		1,547		3,153	2,073		1,707		2,672	2,152
International	760		2,358	1,153		663		1,448	904		517		1,171	712
Total	2,366		5,157	3,225	(c)	2,210		4,601	2,977	(c)	2,224		3,843	2,864	(c)
Sales Volumes
United States	99		232	137		96		215	132		95		216	131
International	80		106	98		73		92	88		69		45	77
Total	179		338	235		169		307	220		164		261	208

(a)	Includes NGLs and condensate.
(b)	Natural gas volumes have been converted to BOE based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil.
(c)
Stated on a net basis after applicable royalties.  Includes proved reserves related to production-sharing contracts (PSCs) and other similar economic arrangements of 1.1 billion BOE in 2009, 825 million BOE (MMBOE) in 2008 and 601 MMBOE in 2007.

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

Chemical Operations
OxyChem manufactures and markets basic chemicals, vinyls and other chemicals.
OxyChem owns and operates manufacturing plants at 22 domestic sites in Alabama, Georgia, Illinois, Kansas, Louisiana, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas, at two international sites in Canada and Chile and has interests in a Brazilian joint venture.  OxyChem produces the following products:

Principal Products	Major Uses	Annual Capacity

Basic Chemicals

Chlorine	Chlorovinyl chain and water treatment	4.0 million tons (a)

Caustic Soda	Pulp, paper and aluminum production	4.2 million tons (a)

Chlorinated organics	Silicones, paint stripping, pharmaceuticals and refrigerants	0.9 billion pounds

Potassium chemicals	Glass, fertilizers, cleaning products and rubber	0.4 million tons

Ethylene dichloride (EDC)	Raw material for vinyl chloride monomer (VCM)	2.4 billion pounds (a)

Vinyls

VCM	Precursor for polyvinyl chloride (PVC)	6.2 billion pounds

PVC	Piping, medical, building materials and automotive products	3.7 billion pounds

Other Chemicals

Chlorinated isocyanurates	Swimming pool sanitation and disinfecting products	131 million pounds

Resorcinol	Tire manufacture, wood adhesives and flame retardant synergist	50 million pounds

Sodium silicates	Soaps, detergents and paint pigments	0.6 million tons

Calcium chloride	Ice melting, dust control, road stabilization and oil field services	0.7 million tons

(a)	Includes gross capacity of a joint venture in Brazil, owned 50 percent by Occidental.

Midstream, Marketing and Other Operations
The midstream and marketing segment gathers, treats, processes, transports, stores, purchases and markets crude oil (including NGLs and condensate), natural gas, CO2 and power.  It also trades around its assets, including pipelines and storage capacity, and trades commodities and securities.

Below is a description of midstream and marketing operations:

Location	Description	Capacity

Gas Plants

California, Colorado and Permian Basin	Occidental-operated and third-party-operated gas gathering, treating, compression and processing systems, and CO2 processing	1.958 billion cubic feet per day

Pipelines

Permian Basin and Oklahoma	Common carrier oil pipeline and storage system	365,000 barrels of oil per day 5.8 million barrels of oil storage 2,760 miles of pipeline

Colorado, New Mexico and Texas - CO2 fields and pipelines	CO2 fields and pipeline systems transporting CO2 to oil and gas producing locations	1.625 billion cubic feet per day

Qatar - Dolphin Pipeline	24.5% equity investment in a natural gas pipeline	3.2 billion cubic feet of natural gas per day (a)

Western and Southern United States and Canada	Minority investment in entity involved in pipeline transportation, storage and marketing of oil, gas and related petroleum products	16,000 miles of pipeline and gathering systems (b) 85 million barrels of liquid storage (b)

Marketing and Trading

Texas, Connecticut, United Kingdom, Singapore and other	Trades around its assets and purchases, markets and trades oil, gas, power, other commodities and securities	Not applicable

Power Generation

California, Texas and Louisiana	Occidental-operated power and steam generation facilities and 50% equity investment in a power generation facility	1,800 megawatts per hour (c) and 1.6 million pounds of steam per hour (c)

(a)	Capacity requires additional gas compression and customer contracts.
(b)	Amounts are gross, including interests held by third parties.
(c)	Includes gross capacity of a joint venture in California, owned 50 percent by Occidental.

Capital Expenditures
For information on capital expenditures, see the information under the heading "Liquidity and Capital Resources — Capital Expenditures" in the MD&A section of this report.

Employees
Occidental employed approximately 10,100 people at December 31, 2009, 7,000 of whom were located in the United States.  Occidental employed approximately 6,100 people in the oil and gas and midstream and marketing segments and 3,000 people in the chemical segment.  An additional 1,000 people were employed in administrative and headquarters functions.  Approximately 900 U.S.-based employees and 200 foreign-based employees are represented by labor unions.

Occidental has a long-standing strict policy to provide fair and equal employment opportunities to all applicants and employees.

Environmental Regulation
For environmental regulation information, including associated costs, see the information under the heading "Environmental Liabilities and Expenditures" in the MD&A section of this report and "Risk Factors."

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
Changes in consumption patterns, global and local economic conditions, inventory levels, production disruptions, the actions of OPEC, currency exchange rates, market speculation, worldwide drilling and exploration activities, weather, geophysical and technical limitations and other matters may affect the supply and demand dynamics of oil and gas, contributing to price volatility.
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
Growth in Occidental’s oil and gas production and results of operations depends, in part, on its ability to profitably acquire, develop or find additional reserves.  Occidental replaces significant amounts of its reserves through acquisitions, exploration and large development projects.  Occidental has many competitors (including national oil companies), some of which are larger and better funded, may be willing to accept greater risks or have special competencies.  Competition for reserves may make it more difficult to find attractive investment opportunities or require delay of expected reserve replacement efforts.  Cash conservation considerations during periods of low product prices may delay production growth and reserve replacement efforts.

Governmental actions, political instability and labor unrest may affect Occidental’s results of operations.
Occidental’s businesses are subject to the decisions of many governments and political interests.  As a result, Occidental faces risks of:

➢
new or amended laws and regulations, including those related to taxes, royalty rates, profit repatriation, permitted production rates, import, export and use of equipment, safety, security and environmental protection, all of which may increase costs or reduce the demand for Occidental's products;

➢	reduction of entitlements to produce oil and gas; and

➢	refusal or delay in the extension or grant of exploration, production or development contracts.

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
Calculations of oil and gas reserves depend on estimates concerning reservoir characteristics and recoverability, as well as capital and operating costs.  If Occidental were required to make unanticipated significant negative reserve revisions, its results of operations and stock price could be adversely affected.

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

Occidental faces risks associated with its mergers and acquisitions.
Occidental's merger and acquisition activities carry risks that it may not fully realize anticipated benefits.

Concerns about climate change or energy dependence may affect Occidental’s operations or results of operations.
There is an ongoing scientific effort to assess and quantify the effects of climate change and the potential human influences on climate.  Related efforts by various U.S. and foreign jurisdictions to propose or adopt legislation, regulations or policies, some of which have been adopted, seek to control or reduce emissions of “greenhouse gases” or consumption of fossil fuels.  Although the effect of these efforts on Occidental is uncertain, Occidental faces risks of delays in new or expanded development projects, increases in taxes, increases in costs to produce and reductions in the demand for, and restrictions on the use of, its products.

Occidental’s businesses may experience catastrophic events.
The occurrence of events, such as earthquakes, hurricanes, floods, well blowouts, fires, explosions, chemical releases, industrial accidents, and other events that cause operations to cease or be curtailed, may affect Occidental’s businesses and communities in which it operates.  Third-party insurance may not provide adequate coverage or Occidental may be self-insured with respect to the related losses.

Other risk factors.
Additional discussion of risks related to oil and gas reserve estimation processes, price and demand, litigation, environmental matters, foreign operations, impairments, derivatives and market risks appears under the headings: "MD&A — Oil & Gas Segment —Proved Reserves" and "— Industry Outlook," "Chemical Segment — Industry Outlook," "Midstream, Marketing and Other Segment — Industry Outlook," "Lawsuits, Claims, Commitments, Contingencies and Related Matters," "Environmental Liabilities and Expenditures," "Foreign Investments," "Critical Accounting Policies and Estimates," and "Derivative Activities and Market Risk."

Item 1B	Unresolved Staff Comments
None.

Item 3	Legal Proceedings
For information regarding legal proceedings, see the information under the caption, "Lawsuits, Claims, Commitments, Contingencies and Related Matters" in the MD&A section of this report and in Note 9 to the Consolidated Financial Statements.
An OPC subsidiary has reached a settlement in connection with a previously disclosed matter for less than $200,000 with the Colorado Department of Public Health and Environment to voluntarily resolve alleged violations relating to air permitting and emissions at its Garfield County, Colorado operations.

Item 4	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Occidental’s security holders during the fourth quarter of 2009.

Executive Officers

The current term of employment of each executive officer of Occidental will expire at the May 7, 2010 organizational meeting of the Board of Directors or when a successor is selected. The following table sets forth the executive officers and significant employees of Occidental:

Name	Age at February 25, 2010	Positions with Occidental and Subsidiaries and Five-Year Employment History
Dr. Ray R. Irani	75	Chairman and Chief Executive Officer since 1990; Director since 1984; Member of Executive Committee and Dividend Committee; 2005-2007, President.
Stephen I. Chazen	63	President since 2007; Chief Financial Officer since 1999; 2005-2007, Senior Executive Vice President; 1994-2004, Executive Vice President, Corporate Development.
Donald P. de Brier	69	Executive Vice President, General Counsel and Secretary since 1993.
James M. Lienert	57
Executive Vice President — Finance and Planning since 2006; 2004-2006, Vice President; Occidental Chemical Corporation: 2004-2006, President; 2000-2002, Senior Vice President, Basic Chemicals; OxyVinyls: 2002-2004, Senior Vice President.

Martin A. Cozyn	49	Executive Vice President, Human Resources since 2008; Nortel Networks Corp.: 2005-2008, Vice President, Global Human Resources; 2002-2004, Vice President, Global Operations HR & Talent Strategy.
William E. Albrecht	58
Vice President since 2008; Occidental Oil and Gas Corporation (OOGC): President — Oxy Oil & Gas, USA since 2008; 2007-2008, Vice President, California Operations; Noble Royalties, Inc.: 2006-2007, President of Acquisitions and Divestitures; EOG Resources, Inc.: 1998-2006, Vice President of Acquisitions and Engineering.

Edward A. "Sandy" Lowe	58
Vice President since 2009; OOGC: President — Oxy Oil & Gas, International Production since 2009; 2008-2009, Executive Vice President — Oxy Oil & Gas, International Production and Engineering; 2008, Executive Vice President — Oxy Oil & Gas, Major Projects; Dolphin Energy Ltd.: 2002-2007, Executive Vice President and General Manager.

Roy Pineci	47
Vice President, Controller and Principal Accounting Officer since 2008; 2007-2008, Senior Vice President, Finance — Oil and Gas; 2005-2007, Vice President — Internal Audit; KPMG LLP: 2002-2005, Partner.

Robert J. Williams	50	Vice President and Treasurer since 2009; Washington Mutual: 2005-2009, Senior Vice President and Corporate Treasurer; Sun Trust Bank: 1985-2005, Senior Vice President.
B. Chuck Anderson	50	President of Occidental Chemical Corporation since 2006; 2004-2006, Executive Vice President — Chlorovinyls; 2002-2004, Senior Vice President — Basic Chemicals; 2000-2002, President — OxyVinyls.

Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Price Range and Dividends
This section incorporates by reference the quarterly financial data appearing under the caption "Quarterly Financial Data (Unaudited)" after the Notes to the Consolidated Financial Statements and the information appearing under the caption "Liquidity and Capital Resources" in the MD&A section of this report.  Occidental’s common stock was held by 37,280 stockholders of record at December 31, 2009, and by approximately 463,000 additional stockholders whose shares were held for them in street name or nominee accounts.  The common stock is listed and traded principally on the New York Stock Exchange.  The quarterly financial data, which are included in this report after the Notes to the Consolidated Financial Statements, set forth the range of trading prices for the common stock as reported on the composite tape of the New York Stock Exchange and quarterly dividend information.
The quarterly dividends declared on the common stock were $0.32 per share for the first quarter of 2009 and $0.33 for the last three quarters of 2009 ($1.31 for the year).  On February 11, 2010, a quarterly dividend of $0.33 per share ($1.32 on an annualized basis) was declared on the common stock, payable on April 15, 2010 to stockholders of record on March 11, 2010.  The declaration of future dividends is a business decision made by the Board of Directors from time to time, and will depend on Occidental’s financial condition and other factors deemed relevant by the Board.

Securities Authorized for Issuance under Equity Compensation Plans
All of Occidental's equity compensation plans for its employees and non-employee directors, pursuant to which options, rights or warrants or other equity awards may be granted, have been approved by the stockholders.  Occidental has established several Plans that allow it to issue stock-based awards in the form of options, restricted stock units, stock appreciation rights, performance stock awards, total shareholder return incentives and dividend equivalents.  These include the 1995 Incentive Stock Plan (1995 ISP), 2001 Incentive Compensation Plan (2001 ICP), Phantom Share Unit Awards Plan and the 2005 Long-Term Incentive Plan (2005 LTIP).  No further awards will be granted under the 1995 ISP and 2001 ICP; however, certain 1995 ISP and 2001 ICP award grants were outstanding at December 31, 2009.  An aggregate of 66 million shares of Occidental common stock are reserved for issuance under the 2005 LTIP.
The following is a summary of the shares reserved for issuance as of December 31, 2009, pursuant to outstanding options, rights or warrants or other equity awards granted under Occidental’s equity compensation plans:

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	b)	Weighted-average exercise price of outstanding options, warrants and rights	c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))

2,412,576		$30.40		54,208,930 *

* Includes, with respect to:

•	the 1995 Incentive Stock Plan, 5,602 shares reserved for issuance pursuant to deferred stock unit awards;

•
the 2001 Incentive Compensation Plan, 11,931 shares reserved for issuance pursuant to deferred stock unit awards and 1,197 shares reserved for issuance as dividend equivalents on deferred stock unit awards; and

•
the 2005 Long-Term Incentive Plan, 636,034 shares at maximum payout level (318,017 at target level) reserved for issuance pursuant to outstanding performance stock awards, 61,405 shares reserved for issuance pursuant to restricted stock unit awards and 2,952,779 shares at maximum payout level (1,700,390 at target level) reserved for issuance pursuant to total stockholder return incentive awards.

Of the 50,533,604 shares that are not reserved for issuance under the 2005 Long-Term Incentive Plan, approximately 43.2 million shares are available for issuance after giving effect to the provision of the plan that each award, other than options and stock appreciation rights, must be counted against the number of shares available for issuance as three shares for every one share covered by the award.  Subject to this share count requirement, not more than the approximate 43.2 million shares may be issued or reserved for issuance for options, rights, warrants and other forms of stock compensation.

Share Repurchase Activities
Occidental’s share repurchase activities for the year ended December 31, 2009 were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
First Quarter 2009	142,625	$62.16	—
Second Quarter 2009	—	—	—
Third Quarter 2009	273,508	$74.47	—
October 1 - 31, 2009	129,501	$84.00	—
November 1 - 30, 2009	—	—	—
December 1 - 31, 2009	—	—	—
Fourth Quarter 2009	129,501	$84.00	—
Total 2009	545,634	$73.51	—	27,155,575	(b)

(a)	Purchased from the trustee of Occidental's defined contribution savings plan.
(b)
Occidental has had a 95 million share authorization in place since 2008 for its share repurchase program; however, the program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

Performance Graph
The following graph compares the yearly percentage change in Occidental’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor's 500 Stock Index (S&P 500) and with that of Occidental’s peer group over the five-year period ended on December 31, 2009.  The graph assumes that $100 was invested in Occidental common stock, in the stock of the companies in the S&P 500 and in a portfolio of the common stock of the peer group companies weighted by their relative market values each year and that all dividends were reinvested.
Occidental's peer group consists of Anadarko Petroleum Corporation, Apache Corporation, BP p.l.c., Chevron Corporation, ConocoPhillips, Devon Energy Corporation, ExxonMobil Corporation, Royal Dutch Shell plc and Occidental.

12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
$100	$139	$173	$277	$220	$304
100	116	144	181	137	148
100	105	121	128	81	102
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

Item 6	Selected Financial Data

Five-Year Summary of Selected Financial Data
Dollar amounts in millions, except per-share amounts

As of and for the years ended December 31,	2009	2008	2007	2006		2005

results of operations (a)
Net sales	$15,403	$24,217	$18,784	$17,175		$14,153
Income from continuing operations (b)	$2,927	$6,839	$5,078	$4,202		$4,838
Net income attributable to common stock	$2,915	$6,857	$5,400	$4,191		$5,293
Basic earnings per common share from
continuing operations (c)	$3.60	$8.35	$6.06	$4.91	(d)	$5.97	(d)
Basic earnings per common share (c)	$3.59	$8.37	$6.45	$4.90	(d)	$6.53	(d)
Diluted earnings per common share (c)	$3.58	$8.34	$6.42	$4.86	(d)	$6.45	(d)

financial position (a)
Total assets	$44,229	$41,537	$36,519	$32,431		$26,170
Long-term debt, net	$2,557	$2,049	$1,741	$2,619		$2,873
Stockholders’ equity	$29,159	$27,325	$22,858	$19,604		$15,442

market capitalization (e)	$66,050	$48,607	$63,573	$41,013		$32,121

cash flow
Cash provided by operating activities	$5,813	$10,652	$6,798	$6,353		$5,337
Capital expenditures	$(3,581)	$(4,664)	$(3,360)	$(2,857)		$(2,200)
Cash (used) provided by all other investing activities, net	$(1,746)	$(4,665)	$285	$(1,433)		$(906)
Cash dividends paid	$(1,063)	$(940)	$(765)	$(646)		$(483)
Cash (used) provided by all other financing activities, net	$30	$(570)	$(2,333)	$(2,266)		$(759)

dividends per common share	$1.31	$1.21	$0.94	$0.80	(d)	$0.645	(d)

weighted average basic shares outstanding (thousands)	811,305	817,635	834,932	852,550	(d)	806,600	(d)

(a)
See the MD&A section of this report and the Notes to Consolidated Financial Statements for information regarding acquisitions and dispositions, discontinued operations and other items affecting comparability.

(b)
Represent amounts attributable to common stock after deducting noncontrolling interest amounts of $51 million in 2009, $116 million in 2008, $75 million in 2007, $111 million in 2006 and $74 million in 2005.

(c)	Represent amounts attributable to common stock after deducting noncontrolling interest amounts.
(d)	Amounts have been adjusted to reflect a two-for-one stock split in the form of a stock dividend to stockholders on August 1, 2006.
(e)	Market capitalization is calculated by multiplying the year-end total shares of common stock outstanding, net of shares held as treasury stock, by the year-end closing stock price.

Item 7 and 7A

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Strategy
General
In this report, "Occidental" refers to Occidental Petroleum Corporation (OPC), and/or one or more entities in which it owns a majority voting interest (subsidiaries).  Occidental's principal businesses consist of three industry segments operated by OPC's subsidiaries and affiliates.  The oil and gas segment explores for, develops, produces and markets crude oil, including natural gas liquids (NGLs) and condensate, as well as natural gas.  The chemical segment (OxyChem) manufactures and markets basic chemicals, vinyls and other chemicals.  The midstream, marketing and other segment (midstream and marketing) gathers, treats, processes, transports, stores, purchases and markets crude oil (including NGLs and condensate), natural gas, carbon dioxide (CO2) and power.  It also trades around its assets, including pipelines and storage capacity, and trades commodities and securities.  Unless otherwise indicated hereafter, discussion of oil or oil and liquids refers to crude oil, NGLs and condensate.  In addition, discussions of oil and gas production or volumes, in general, refer to sales volumes unless context requires or it is indicated otherwise.
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

Occidental prefers to own large, long-lived "legacy" oil and gas assets, like those in California and the Permian Basin, that tend to have enhanced secondary and tertiary recovery opportunities and economies of scale that lead to cost-effective production.  Management expects such assets to contribute substantially to earnings and cash flow after invested capital.
At Occidental, maintaining financial discipline means investing capital in projects that management expects will generate above-cost-of-capital returns through their life cycle.  Occidental expects to use most of any excess cash flow after capital expenditures to enhance stockholders' returns through dividend increases, acquisition opportunities and potential stock repurchases.
The chemical business is not managed with a growth strategy but to generate cash flow exceeding its normal capital expenditure requirements.  Capital is employed to operate the chemical business in a safe and environmentally sound way, to sustain production capacity and to focus on projects designed to improve the competitiveness of these assets.  Asset acquisitions may be pursued when they are expected to enhance the existing core chlor-alkali and polyvinyl chloride (PVC) businesses or take advantage of other specific opportunities.
The midstream and marketing segment is managed to generate returns on capital invested in excess of Occidental's cost of capital.  In order to generate these returns, the segment provides low cost services to other segments as well as to third parties and operates gas plants, oil, gas and CO2 pipeline systems and storage facilities.  In addition, the marketing and trading group markets Occidental's and third-party oil and gas, trades around the midstream and marketing segment assets and engages in commodities and securities trading.  Capital is employed to operate those facilities in a safe and environmentally sound way, to sustain or, where appropriate, increase operational capacity and to improve the competitiveness of Occidental's assets.

Oil and Gas

Segment Earnings
($ millions)

The oil and gas business seeks to add new oil and natural gas reserves at a pace ahead of production while minimizing costs incurred for finding and development.  The oil and gas business implements this strategy within the limits of the overall corporate strategy primarily by:

➢
Adding commercial reserves through a combination of focused exploration and development programs conducted in Occidental's core areas, which are the United States, the Middle East/North Africa and Latin America;

➢
Pursuing commercial opportunities in core areas to enhance the development of mature fields with large volumes of remaining oil by applying appropriate technology and advanced reservoir-management practices; and

➢	Maintaining a disciplined approach to acquisitions and divestitures with an emphasis on transactions at attractive prices.

Over the past several years, Occidental has strengthened its asset base within its core areas.  Occidental has invested in, and disposed of, assets with the goal of raising the average performance and potential of its assets.
Occidental has continued to make capital contributions and investments in the Middle East/North Africa and expects continued production growth in the Mukhaizna project in Oman.  In April 2009, Occidental and its partners signed a Development and Production Sharing Agreement (DPSA) with the National Oil and Gas Authority of Bahrain for further development of the Bahrain Field.  The DPSA became effective in December 2009.  In the first quarter of 2010, Occidental and its partners signed a technical service contract with the government of Iraq to develop the Zubair Field in Iraq.
In addition, in the past several years Occidental has acquired the operations of Vintage Petroleum, Inc. (Vintage) and other properties in California, the Piceance Basin and the Permian Basin.  In July 2009, Occidental announced a significant discovery of oil and gas in Kern County, California.
At the end of 2009, the Elk Hills area and Permian properties' proved reserves made up 56 percent of Occidental's proved oil reserves and 35 percent of its proved gas reserves.  On a barrels of oil equivalent (BOE) basis, these proved reserves accounted for 51 percent of Occidental's proved reserves.  In 2009, the combined production from these assets was approximately 45 percent of total Occidental production.

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

Midstream, Marketing and Other
Segment Earnings
($ millions)

The midstream and marketing segment is managed to generate returns on capital invested in excess of Occidental's cost of capital.  In order to generate these returns, the segment provides low cost services to other segments as well as to third parties and operates gas plants, oil, gas and CO2 pipeline systems and storage facilities.  In addition, the marketing and trading group markets Occidental's and third-party oil and gas, trades around the midstream and marketing segment assets and engages in commodities and securities trading.  In marketing its own production and third party purchases, Occidental attempts to maximize realized prices and margins and limit credit risk exposure.  In commodities and securities trading, Occidental seeks to generate gains using net long positions.

Key Performance Indicators
General
Occidental seeks to ensure that it meets its strategic goals by continuously measuring its success in maintaining below-average debt levels, delivering returns in excess of its cost of capital and achieving top-quartile performance compared to its peers in:

➢	Total return to stockholders;

➢	Return on equity (ROE);

➢	Return on capital employed (ROCE); and

➢	Other segment-specific measures such as per-unit profit, production cost, cash flow, and finding and development cost, reserves replacement percentage and others.

During the three-year period from 2007 to 2009, Occidental increased its dividend rate by 50 percent while its stock price increased by 67 percent.
Occidental has delivered high levels of return even after considering the challenging 2009 business environment and while increasing stockholders' equity by 7 percent for 2009 and 49 percent for the three-year period from 2007 to 2009.

	Annual 2009 (a)	Three-Year Annual Average 2007 - 2009 (b)
ROE	10.3%	20.4%
ROCE	9.6%	18.8%

(a)
The ROE and ROCE for 2009 were calculated by dividing Occidental's 2009 net income attributable to common stock (taking into account cost of capital for ROCE) by its average equity and capital employed, respectively, during 2009.

(b)
The three-year average ROE and ROCE were calculated by dividing Occidental's average net income attributable to common stock (taking into account cost of capital for ROCE) over the three-year period 2007-2009 by its average equity and capital employed, respectively, over the same period.

Debt Structure
Occidental’s year-end 2009 total debt-to-capitalization ratio declined to 9 percent from 16 percent at the end of 2005.  During that time, Occidental has reduced its debt by 7 percent while increasing its stockholders' equity by 89 percent.
Since 2007, Occidental’s long-term senior unsecured debt has been rated A by Fitch Ratings.  In 2008, Occidental's long-term senior unsecured debt was upgraded from A- to A by Standard and Poor's Ratings Services, from A3 to A2 by Moody's Investors Service and from A(low) to A by DBRS.  A security rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.

Oil and Gas Segment
Business Environment
Oil and gas prices are the major variables that drive the industry’s short and intermediate term financial performance.  Average oil prices were lower in 2009 than 2008, caused by a steep price decline in the last half of 2008, which resulted in significantly lower average prices in the first half of 2009 followed by steadily increasing prices in the second half of 2009 that did not reach the highs of 2008.  West Texas Intermediate (WTI) was $79.36 and $44.60 per barrel as of December 31, 2009 and 2008, respectively.  The average WTI spot market price for 2009 was $61.80 per barrel compared with $99.65 per barrel in 2008.  Occidental’s realized price for crude oil as a percentage of average WTI prices was approximately 91 percent and 89 percent for 2009 and 2008, respectively.  Prices and differentials can vary significantly, even on a short-term basis, making it impossible to predict realized prices with a reliable degree of certainty.
The average New York Mercantile Exchange (NYMEX) domestic natural gas price in 2009 decreased approximately 53 percent from 2008.  For 2009, the gas spot price averaged $4.20 per thousand cubic feet (Mcf) compared with $9.01 per Mcf for 2008, but was $5.57 per Mcf as of December 31, 2009.

Business Review
All sales, production and reserves volumes are net to Occidental unless otherwise specified.

Worldwide Sales Volumes
(thousands BOE/day)

In April 2009, Occidental and its partners signed a DPSA with the National Oil and Gas Authority of Bahrain for further development of the Bahrain Field.  The DPSA became effective in December 2009.  A joint operating company formed by Occidental and its partners will serve as operator for the project.
In 2009, Occidental acquired various additional properties in California and the Permian Basin.

Production-Sharing Contracts (PSC)
Occidental conducts its operations in Bahrain, Libya, Oman, Yemen and Qatar, including Dolphin, under PSCs.  Under such contracts, Occidental receives a share of production and reserves to recover its costs and an additional share for profit.  In addition, Occidental's share of production and reserves from operations in Long Beach, California and certain contracts in Latin America are subject to contractual arrangements similar to a PSC.  These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts.  Occidental’s share of production and reserves from these contracts decreases when product prices rise and increases when prices decline.  Overall, Occidental’s net economic benefit from these contracts is greater when product prices are higher.

United States

United States
1.  Permian
2.  Elk Hills and other interests
3.  Long Beach
4.  Midcontinent Gas

Permian
Occidental's Permian production is diversified across a large number of producing areas in the Permian Basin.  The Permian Basin extends throughout southwest Texas and southeast New Mexico and is one of the largest and most active oil basins in the United States, with the entire basin accounting for approximately 19 percent of the total United States crude oil production.  Occidental is the largest producer of crude oil in the Permian Basin with an approximate 16-percent net share of the total production.  Occidental also produces and processes natural gas and NGLs in the Permian Basin.
In the past several years, Occidental increased its Permian interests through various property acquisitions.  Occidental's total share of Permian oil and gas production was approximately 201,000 BOE per day in 2009.  At the end of 2009, Occidental's Permian properties had 1.1 billion BOE in proved reserves.
Starting in 2010, Permian non-associated gas assets will be included as part of the Midcontinent Gas operations.  Permian's production is expected to shift from 84 percent liquids and 16 percent gas, to 89 percent liquids and 11 percent, mostly associated, gas.
Occidental’s interests in Permian offer additional development and exploitation potential.  During 2009, Occidental drilled approximately 120 wells on its operated properties and participated in additional wells drilled on third-party-operated properties.  Occidental conducted development activity on six CO2 projects during 2009.  Occidental also focused on improving the performance of existing wells.  Occidental had an average of 71 equivalent well service units working in the Permian area during 2009 performing well maintenance and workovers.

Approximately 58 percent of Occidental’s Permian oil production is from fields that actively employ the application of CO2 flood technology, an enhanced oil recovery (EOR) technique.  This technique involves injecting CO2 into oil reservoirs where it acts as a solvent, causing the oil to flow more freely into producing wells.  These CO2 flood operations make Occidental a world leader in the application of this technology.
Occidental’s policy regarding tertiary recovery is to capitalize costs, such as CO2, when they support development of proved reserves and otherwise generally expense these costs.  In 2009, Occidental capitalized approximately 50 percent of the costs of CO2 injected in Permian.  Over the years, as the CO2 program matures, a smaller portion of the injected CO2 results in the development of proved reserves.  In 2010, Occidental will begin expensing 100 percent of the CO2 injected, in order to better reflect the current nature of the CO2 program.  In 2009, $69 million of CO2 costs were capitalized.

California
Occidental's California operations consist of holdings in the Elk Hills area, the Wilmington Field in Long Beach and other interests in the Ventura, San Joaquin and Sacramento basins.
Occidental's interest in the Elk Hills area includes the Elk Hills oil and gas field in the southern portion of California’s San Joaquin Valley, which it operates with an approximate 78-percent interest, along with other adjacent properties.  The Elk Hills Field is the largest producer of gas and NGLs in California.  During 2009, Occidental continued to perform infill drilling, field extensions and recompletions identified by advanced reservoir characterization techniques, resulting in 124 new wells being drilled and 388 wells being worked over.
In July 2009, Occidental announced that it had made a significant discovery of oil and gas in Kern County, California.  The bulk of the discovery’s producing zones are conventional oil and gas bearing formations with approximately two-thirds of the discovery believed to be natural gas.  At the end of 2009, Occidental was producing approximately 32,000 gross BOE per day from 15 wells in this multi-pay zone discovery area.  Occidental’s interest in the discovery area is approximately 80 percent.
Occidental also owns interests in California properties in the Ventura, San Joaquin and Sacramento basins, other than Elk Hills. The combined properties produce oil and gas from more than 50 fields.
Occidental holds approximately 1.3 million acres of net fee minerals and leaseholds in California, which have been acquired in the last few years.
Occidental conducts both onshore and offshore operations in the Wilmington Field.  Occidental's share of production and reserves from these properties is subject to contractual arrangements similar to a PSC.
Occidental's total share of oil and gas production in California was approximately 135,000 BOE per day in 2009.  At the end of 2009, Occidental's properties in California had 780 million BOE in proved reserves.

Midcontinent Gas
Occidental owns 737,000 acres in a large concentration of gas reserves, production interests and royalty interests in Kansas and Oklahoma.  Occidental also has over 935,000 net acres in western Colorado, New Mexico, Texas and Utah where it completed a total of 23 wells in 2009.
In 2009, Occidental’s Midcontinent Gas operations produced approximately 41,000 BOE per day.  At December 31, 2009, proved reserves for these operations totaled 191 million BOE.
Starting in 2010, Occidental will combine most of its gas production in the midcontinent region of the United States into a single business unit called Midcontinent Gas, in order to take advantage of common development methods and production optimization opportunities.  This business unit will include the Hugoton Field, the Piceance Basin as well as the bulk of Permian non-associated gas assets, which were included as part of Permian for 2009.  As a result, Midcontinent Gas’ production is expected to be approximately 75 percent gas and 25 percent liquids.

Middle East/North Africa

Middle East/North Africa
1.  Qatar
2.  Yemen
3.  Oman
4.  Libya
5.  Bahrain
6.  United Arab Emirates

Qatar
Occidental operates three offshore projects in Qatar:  Idd El Shargi North Dome (ISND) and Idd El Shargi South Dome (ISSD), with a 100-percent working interest in each, and Al Rayyan (Block 12), with a 92.5-percent working interest.  In addition, Occidental also holds interests in Dolphin.
In 2008, Occidental received approval from the Government of Qatar for the third phase of field development of the ISND Field focusing on continued development of mature reservoirs, while further delineating and developing less mature reservoirs.  Drilling under this phase is expected to be completed during 2010.

Occidental's investment in Dolphin, which was acquired in 2002, consists of two separate economic interests through which Occidental owns (i) a 24.5-percent undivided interest in the assets and liabilities associated with a DPSA with the Government of Qatar to develop and produce natural gas and NGLs in Qatar’s North Field through mid-2032, with a provision to request a 5-year extension; and (ii) a 24.5-percent interest in the stock of Dolphin Energy Limited (Dolphin Energy), which is discussed further in "Midstream, Marketing and Other Segment – Pipeline Transportation."
Occidental's share of production from all of its operations in Qatar was approximately 105,000 BOE per day in 2009.

Yemen
Occidental owns contractual interests in three producing blocks in Yemen, including a 38-percent working interest in the Masila Field, which expires in December 2011, a 40.4-percent interest, including an 11.8-percent interest held in an unconsolidated entity, in the East Shabwa Field,  and a 75-percent working interest in Block S-1, which Occidental operates.
Occidental's share of production from the Yemen properties was 29,000 BOE per day in 2009.

Oman
In Oman, Occidental is the operator of Block 9 and Block 27, with a 65-percent working interest in each, Block 53, with a 45-percent working interest, and Block 62, with a 48-percent working interest.
Occidental and its partners signed a 30-year PSC for the Mukhaizna Field (Block 53) with the Government of Oman in 2005.  In September 2005, Occidental assumed operations of the Mukhaizna Field.  By the end of 2009, Occidental had drilled over 665 new wells and continued implementation of a major pattern steam flood project.  As of year-end 2009, the exit rate of gross daily production was over 10 times higher than the production rate in September 2005, reaching nearly 90,000 BOE per day.  Occidental plans to steadily increase production through continued expansion of the steam flood project.
The term for Block 9 is through December 2015, with a potential 10-year extension.  The term for Block 27 is through September 2035.  Occidental and its partners began production in June 2006.
Occidental was awarded Block 62 in November 2008 under a 20-year contract, subject to declaration of commerciality prior to December 2010.  Block 62 is comprised of both development and exploration opportunities targeting gas and condensate resources.
Occidental's share of production from the Oman properties was approximately 43,000 BOE per day in 2009, and proved reserves totaled 173 million BOE as of December 31, 2009.

Libya
In 2005, Occidental signed an agreement with the Libyan National Oil Corporation (NOC) that allowed it to re-enter the country and participate in exploration and production operations in the Sirte Basin, which it left in 1986 pursuant to United States law.  This re-entry agreement allowed Occidental to return to its Libyan operations on generally the same terms in effect when activities were suspended.
In June 2008, Occidental and its partner signed new agreements with NOC to upgrade its existing contracts for up to 30 years.
Occidental's share of production during 2009 was approximately 7,000 BOE per day.

Bahrain
In December 2009, Occidental and its partners began operating the Bahrain Field.  Occidental has a 48-percent interest in the joint venture.  Gross oil production from the Bahrain Field is expected to more than double to approximately 75,000 barrels per day within five years and grow to a peak level of more than 100,000 barrels per day thereafter.  Gas production capacity is expected to grow from 1.7 billion cubic feet (Bcf) per day in late 2009 to over 2.5 Bcf per day under the field development plan.

United Arab Emirates
Occidental conducts a majority of its Middle East business development activities through its office in the United Arab Emirates, which also provides various support functions for Occidental’s Middle East/North Africa oil and gas operations.

Latin America

Latin America 1. Argentina 2. Bolivia 3. Colombia

Argentina
The Argentina assets consist of 23 concessions located in the San Jorge Basin in southern Argentina and the Cuyo and Neuquén Basins in western Argentina. Occidental operates 19 of the concessions with a 100-percent working interest.
During 2009, Occidental drilled 107 new wells and performed a number of recompletions and well repairs. Occidental plans to increase production through drilling and waterflooding.
Occidental's concessions in Argentina expire at various dates through 2017.  Occidental is pursuing opportunities to extend the terms of its concessions in the Santa Cruz province of Argentina.  However, in the event Occidental is unsuccessful in obtaining these extensions, Occidental will reevaluate its operations and investments in the country, which may result in decreases in future investment capital allocated to its operations in Argentina and further impairments of its existing investments.  In the fourth quarter of 2009,

Occidental recorded a pre-tax impairment charge of $170 million for the impairment of certain other Argentine producing properties.
Occidental’s share of production from Argentina was approximately 42,000 BOE per day in 2009.

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

Colombia
Occidental is the operator under four contracts within the Llanos Norte Basin: the Cravo Norte, Rondón, Cosecha, and Chipirón Association Contracts.  Occidental’s working interests under these four contracts are 39 percent, 44 percent, 53 percent and 61 percent, respectively.  Colombia's national oil company, Ecopetrol, operates the Caño Limón-Coveñas oil pipeline and marine-export terminal.  The pipeline transports oil produced from the Llanos Norte Basin for export to international markets.
Occidental also holds a 48-percent working interest in the La Cira-Infantas Field, which is located in the Middle-Magdalena Basin.  Production from the field is transported by Ecopetrol through its pipeline and sold to Ecopetrol.
Occidental's share of 2009 production from its Colombia operations was approximately 39,000 BOE per day.

Proved Reserves
For further information regarding Occidental's proved reserves, see "Supplemental Oil and Gas Information" following the "Financial Statements."
Occidental had proved reserves at year-end 2009 of 3,225 million BOE, as compared with the year-end 2008 amount of 2,977 million BOE.  Proved reserves consisted of 73 percent oil and 27 percent natural gas.  Proved developed reserves represented approximately 77 percent of Occidental’s total proved reserves at year-end 2009 compared to 74 percent at year-end 2008.

Proved Reserve Additions
Occidental's total proved reserve additions from all sources were 483 million BOE in 2009.  The total additions were as follows:

In millions of BOE
Revisions of previous estimates	58
Improved recovery	173
Extensions and discoveries	92
Purchases	160
Total additions	483

Occidental's ability to add reserves depends on the success of improved recovery, extension and discovery projects, each of which depend on reservoir characteristics, technology improvements, oil and natural gas prices, as well as capital and operating costs.  Many of these factors are outside of management’s control, and will affect whether or not these historical sources of proved reserve additions continue at similar levels.

Revisions of Previous Estimates
In 2009, Occidental’s revisions of previous estimates provided net additions of 58 million BOE to proved reserves.  The additions included a net positive effect from PSCs in the Middle East/North Africa.  Domestic positive oil price-related revisions were more than offset by negative gas price-related revisions, as well as other changes in the United States and Argentina.
Oil price changes affect proved reserves recorded by Occidental.  For example, when oil prices increase, less oil volume is required to recover costs under PSCs, which would result in a reduction of Occidental’s share of proved reserves.  Conversely, when oil prices drop, Occidental’s share of proved reserves would increase for these PSCs.  Oil and natural gas price changes also tend to affect the economic lives of proved reserves, primarily in domestic properties, in a manner partially offsetting the PSC reserve volume changes.  Apart from the effects of product prices, Occidental believes its approach to interpreting technical data regarding proved oil and gas reserves makes it more likely that future proved reserve revisions will be positive rather than negative.

Improved Recovery
In 2009, Occidental added proved reserves of 173 million BOE through EOR activities, mainly in California, Permian and Oman, through the Mukhaizna project.  These improved recovery additions were attributable to EOR techniques, such as CO2, water and steam injection programs, as well as Occidental’s ongoing development programs.

Extensions and Discoveries
Occidental also obtains reserve additions from extensions and discoveries, which are dependent on successful exploitation programs.  In 2009, extensions and discoveries added 92 million BOE of proved reserves, mainly in the Kern County, California discovery area, with smaller additions internationally.

Purchases and Divestitures of Proved Reserves
In 2009, Occidental added proved reserves of 160 million BOE (there were no divestitures of proved reserves in 2009), largely consisting of the Bahrain Field redevelopment project and several domestic acquisitions in California and the Permian Basin.  Occidental continues to add reserves through acquisitions when properties are available at prices it deems reasonable.  As market conditions change, the available supply of properties may increase or decrease accordingly.

Proved Undeveloped Reserves
In 2009, Occidental had proved undeveloped reserves additions of 232 million BOE from improved recovery, extensions and discoveries and purchases, primarily in Bahrain, California, Oman, mainly related to the Mukhaizna project, Colombia and Permian.   These proved undeveloped reserve additions were offset by reserves transfers of 161 million BOE to the proved developed category as a result of the 2009 development programs.  Permian, Oman, Colombia and California accounted for approximately 80 percent of the reserves transfers from proved undeveloped to proved developed in 2009.  Proved undeveloped reserve additions will require incurrence of additional future development costs.

Reserves Evaluation and Review Process
Occidental’s estimates of proved reserves and associated future net cash flows as of December 31, 2009 were made solely by Occidental’s technical personnel and are the responsibility of management.  The current Senior Director of Worldwide Reserves and Reservoir Engineering is responsible for overseeing the preparation of reserve estimates, including the internal audit and review of Occidental's oil and gas reserves data.  The Senior Director has over 28 years of experience in the upstream sector of the exploration and production business, and has held various assignments in North America, Asia and Europe.  He is a three-time past Chair of the Society of Petroleum Engineers Oil and Gas Reserves Committee.  He is an American Association of Petroleum Geologists (AAPG) Certified Petroleum Geologist and the current Chair of the AAPG Committee on Resource Evaluation.  He is a member of the Society of Petroleum Evaluation Engineers, the Colorado School of Mines Potential Gas Committee and the UNECE Expert Group on Resource Classification.  The Senior Director has Bachelor of Science and Master of Science degrees in geology from Emory University in Atlanta.
Occidental has a Corporate Reserves Review Committee (Reserves Committee) consisting of senior corporate officers, to monitor and review Occidental's oil and gas reserves.  The Reserves Committee reports to the Audit Committee of Occidental's Board of Directors periodically during the year.  Since 2003, Occidental has retained Ryder Scott Company, L.P. (Ryder Scott), independent petroleum engineering consultants, to review its annual oil and gas reserve estimation processes.
In 2009, Ryder Scott compared Occidental’s methods and procedures for estimating oil and gas reserves to generally accepted industry standards and reviewed certain pertinent facts interpreted and assumptions made in estimating the proved reserves volumes, preparing the economic evaluations and determining reserves classifications.  Ryder Scott reviewed the specific application of such methods and procedures for selected oil and gas properties considered to be a valid representation of Occidental’s total reserves portfolio.  In 2009, Ryder Scott reviewed approximately 20 percent of Occidental’s proved oil and gas reserves.  Since being engaged in 2003, Ryder Scott has reviewed the specific application of Occidental’s reserve estimation methods and procedures for approximately 71 percent of Occidental’s proved oil and gas reserves.  Management retains Ryder Scott to provide objective third-party input on its methods and procedures and to gather industry information applicable to Occidental’s reserve estimation and reporting process.  Ryder Scott has not been engaged to render an opinion as to the reasonableness of reserves quantities reported by Occidental.
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

Industry Outlook
The petroleum industry is highly competitive and subject to significant volatility due to numerous market forces affecting supply and demand.  Worldwide oil prices experienced a high degree of volatility during 2009 and 2008.    WTI settled at $145.31 per barrel on July 3, 2008, up from $95.98 per barrel as of December 31, 2007, and then dropped to $44.60 per barrel at the end of 2008.  WTI generally increased in 2009, settling at $79.36 per barrel as of December 31, 2009.  While many factors precipitated these price fluctuations, the worldwide drop in demand for oil caused by the global economic slowdown appears to have been the major contributor to the significant and steady drop in oil prices during the second half of 2008 through the first half of 2009.
Oil prices will continue to be affected by global demand, which is generally a function of global economic conditions, as well as the actions of OPEC, other significant producers and governments.  These factors make it impossible to predict the future direction of oil prices reliably.  Occidental continued to adjust to economic conditions by reducing its operating expenses and adjusting capital expenditures with the goal of keeping returns well above its cost of capital.
Natural gas prices have continued to stay at relatively low levels in 2009, especially in the U.S. midcontinent region.  In the fourth quarter of 2009, Occidental started a program to complete approximately 130 previously drilled wells in this region.  Occidental is also planning to implement a drilling program in 2010 with two rigs.  An additional rig may be deployed later in the year depending on market conditions.  Occidental believes that it needs a larger margin between natural gas prices and development and production costs to substantially increase its drilling activity in the U.S. midcontinent region.
While local supply and demand fundamentals, as well as government regulations and availability of transportation capacity from producing areas, are decisive factors affecting domestic natural gas prices over the long term, futures prices can be volatile, making it impossible to forecast prices reliably.

Chemical Segment
Business Environment
The decrease in 2009 chemical segment earnings reflects lower prices and volumes for chlorine, caustic soda, PVC and vinyl chloride monomer (VCM) due to the global economic slowdown, partially offset by lower feedstock and energy costs.

Business Review
Basic Chemicals
During 2009, domestic industry production of chlorine declined by 11 percent compared to 2008 as a result of poor global economic conditions, primarily in the manufacturing and housing sectors.  U.S. demand and pricing for caustic soda collapsed early in 2009 as record domestic prices attracted more imports and the alumina and pulp and paper industries reduced caustic consumption due to deteriorating demand for their products.  Chlorine prices increased steadily throughout the year as industry participants attempted to reverse shrinking margins.  Late in 2009, supply and demand became more balanced, evidenced by the stabilization of both chlorine and caustic pricing.

Vinyls
Domestic demand for PVC in 2009 was 7 percent below 2008 as a result of the continued slump in housing, commercial construction and automotive industries.  This decline was largely offset by exports, which were up 33 percent in 2009 over 2008, resulting in only a one-percent reduction in overall PVC demand.  Compared to 2008, PVC prices decreased and chlorine costs increased to more than offset a 42-percent decrease in ethylene costs.

Industry Outlook
Future performance will depend on the recovery of domestic housing and construction markets, global economic recovery, the competitiveness of the U.S. in world markets and feedstock and energy pricing.

Basic Chemicals
Demand for basic chemical products is expected to improve slightly in 2010 as the U.S. housing, automotive and durable goods sectors begin to recover from the significant drop in demand experienced in 2008 and 2009.  Margins are anticipated to be similar to 2009 as pricing for chlorine is expected to remain strong while pricing for caustic soda is projected to begin to improve as the economy improves.  However, operating rates will continue to be challenged throughout the year if demand remains suppressed in chlorine, vinyls and various chlorine-derivative markets.

Vinyls
Industry-wide PVC operating rates are expected to be higher in 2010 as a result of improving economic conditions, both domestically and globally.  In addition, exports are expected to remain strong due to raw material cost advantages compared to other vinyls-producing regions.

Midstream, Marketing and Other Segment
Business Environment
The midstream and marketing segment earnings decrease reflects lower marketing income and lower margins in the gas processing business.

Business Review
Oil and Gas Marketing and Trading
The marketing and trading group markets substantially all of Occidental’s oil and gas production.  Marketing and trading earnings are affected primarily by margins in oil and gas transportation and storage programs.  In 2009, the marketing and trading group earnings declined due to lower marketing margins and lower trading income.
On December 31, 2009, Occidental completed the acquisition of interests in Phibro LLC (Phibro), primarily a commodities investor, from Citigroup Inc.

Gas Processing Plants and CO2 Fields and Facilities
Occidental processes its and third-party domestic wet gas to extract NGLs and other gas by-products, including CO2, and deliver dry gas to pipelines.  Margins result from the difference between inlet costs of gas and market prices for NGLs.
In 2008, Occidental signed an agreement for a third party to construct a gas processing plant that will provide CO2 for Occidental’s EOR projects in the Permian Basin.  Occidental will own and operate the new facility, which is approximately half completed with the remaining portions expected to be completed through 2010 and 2011.  Occidental is in the process of arranging for a third party to provide transportation capacity from the plant to its Permian Basin production areas.
Occidental’s 2009 earnings from these operations declined due to lower gas processing margins.

Pipeline Transportation
Margin and cash flow from pipeline transportation operations mainly reflect volumes shipped.  Dolphin Energy owns and operates a 230-mile-long, 48-inch natural gas pipeline (Dolphin Pipeline), which transports dry natural gas from Qatar to the UAE.  Through its 24.5-percent interest in Dolphin Energy, the Dolphin Pipeline investment contributes significantly to Occidental's pipeline transportation results.  Production of natural gas and NGLs under the DPSA from Qatar's North Field began during mid-2007 and, since mid-2008, production has been at full capacity of the Dolphin plant.  The Dolphin Pipeline has a capacity to transport up to 3.2 Bcf of natural gas per day and currently transports approximately 2 Bcf per day.  Demand for natural gas in the UAE and Oman has grown and Dolphin Energy’s customers have requested additional gas supplies.  To help fulfill this growing demand, Dolphin Energy will continue to pursue an agreement to secure an additional supply of gas from Qatar.
In 2009, Occidental purchased additional interests in the General Partner of Plains All-American Pipeline, L.P.   Occidental now owns approximately 22 percent of this entity.  Occidental’s 2009 pipeline transportation earnings improved due to increased earnings from the Dolphin Pipeline investment and domestic pipeline operations.

Power Generation Facilities
Earnings from power generation facilities represent the sales of steam and power to affiliates and third parties.  Occidental’s 2009 earnings from these facilities decreased due to lower margins between the selling prices of power and steam and the cost of gas used in their production.

Industry Outlook
The pipeline transportation and power generation businesses are expected to remain relatively stable.  The gas processing plant operations, which generate most of their income by separating and marketing liquids from wet gas, could have volatile results depending on NGL prices, which cannot be predicted.  Generally, higher NGL prices result in higher profitability.  The trading and marketing business is inherently volatile.  The Phibro acquisition will likely add to this volatility.  Based on its framework of controls and risk management systems, Occidental does not expect the volatility of these operations to be significant to the company as a whole.

Segment Results of Operations
Net income and income from continuing operations represent amounts attributable to common stock.
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

The following table sets forth the sales and earnings of each operating segment and corporate items:

In millions, except per share amounts
For the years ended December 31,	2009	2008	2007
net sales (a)
Oil and Gas	$11,598	$18,187	$13,304
Chemical	3,225	5,112	4,664
Midstream, Marketing and Other	1,016	1,598	1,388
Eliminations (a)	(436)	(680)	(572)
	$15,403	$24,217	$18,784
earnings (loss)
Oil and Gas (b,c)	$4,735	$10,651	$7,957
Chemical (d)	389	669	601
Midstream, Marketing and Other	235	520	367
	5,359	11,840	8,925
Unallocated corporate items
Interest expense, net (e)	(109)	(26)	(199)
Income taxes (f)	(1,918)	(4,629)	(3,507)
Other (g)	(405)	(346)	(141)
Income from continuing operations (b)	2,927	6,839	5,078
Discontinued operations, net (h)	(12)	18	322
Net Income (b)	$2,915	$6,857	$5,400

Basic Earnings per Common Share	$3.59	$8.37	$6.45

(a)	Intersegment sales are generally made at prices approximately equal to those that the selling entity is able to obtain in third-party transactions and eliminate upon consolidation.
(b)
Oil and gas segment earnings, income from continuing operations and net income represent amounts attributable to common stock after deducting noncontrolling interest amounts of $51 million, $116 million and $75 million for 2009, 2008 and 2007, respectively.

(c)
The 2009 amount includes a $170 million fourth quarter pre-tax charge for asset impairments of certain Argentine producing properties and an $8 million pre-tax charge for the termination of rig contracts.  The 2008 amount includes a $599 million pre-tax charge for asset impairments, including undeveloped acreage in Argentina and Yemen and domestic producing properties, and a $58 million pre-tax charge for the termination of rig contracts.  The 2007 amount includes an after-tax gain of $412 million from the sale of Occidental's interest in a Russian joint venture, an after-tax gain of $112 million from certain litigation settlements, a pre-tax gain of $103 million from the sale of exploration properties, a pre-tax gain of $35 million from the sale of miscellaneous domestic oil and gas interests and a $74 million pre-tax charge for exploration impairments.

(d)	The 2008 amount includes a pre-tax charge of $90 million for plant closure and impairments.
(e)	The 2007 amount includes $167 million of interest charges to redeem or purchase and retire various debt issues.
(f)	The 2009 and 2008 amount includes tax benefits of $87 million and $148 million resulting from relinquishment of exploration properties, respectively.
(g)
The 2009 amount includes a $40 million pre-tax charge related to severance and a $15 million pre-tax charge for railcar leases.  The 2007 amount includes a $326 million pre-tax gain from the sale of Occidental’s remaining investment in Lyondell Chemical Company (Lyondell), a $47 million pre-tax charge for a plant closure and related environmental remediation reserve and a $25 million pre-tax severance charge.

(h)
In June 2007, Occidental completed an exchange of oil and gas interests in Horn Mountain with BP p.l.c. (BP) for oil and gas interests in the Permian Basin and a gas processing plant in Texas.  Occidental also sold its oil and gas interests in Pakistan to BP.  The 2007 amount includes after-tax income of $326 million related to these transactions and their operating results.

Oil and Gas
Dollars in millions, except as indicated
For the years ended December 31,	2009	2008	2007
Segment Sales	$11,598	$18,187	$13,304
Segment Earnings	$4,735	$10,651	$7,957

The following tables set forth the sales volumes and production of oil and liquids and natural gas per day for each of the three years in the period ended December 31, 2009.  The differences between the sales volumes and production per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.  Sale at these locations is not recognized until title passes.

Sales Volumes per Day	2009	2008	2007
United States
Oil and liquids (MBBL)
California	93	89	89
Permian	168	168	167
Midcontinent Gas	10	6	4
Total	271	263	260
Natural gas (MMCF)
California	250	235	254
Permian	199	181	186
Midcontinent Gas	186	171	153
Total	635	587	593
Latin America
Crude oil (MBBL)
Argentina	37	32	32
Colombia (a)	39	37	37
Total	76	69	69
Natural gas (MMCF)
Argentina	30	21	22
Bolivia	16	21	18
Total	46	42	40
Middle East/North Africa
Oil and liquids (MBBL)
Oman	39	23	20
Dolphin	21	21	4
Qatar	48	47	48
Yemen	29	23	27
Libya	7	15	22
Total	144	129	121
Natural gas (MMCF)
Oman	22	24	30
Dolphin	213	184	51
Bahrain	10	―	―
Total	245	208	81
Total Sales Volumes (MBOE) (b)	645	601	570

(See footnotes following the Average Sales Price table)

Production per Day	2009	2008	2007
United States
Oil and liquids (MBBL)	271	263	260
Natural gas (MMCF)	635	587	593
Latin America
Crude oil (MBBL)
Argentina	36	34	33
Colombia (a)	39	38	36
Total	75	72	69
Natural gas (MMCF)	46	42	40
Middle East/North Africa
Oil and liquids (MBBL)
Oman	39	23	19
Dolphin	22	20	5
Qatar	48	47	47
Yemen	28	23	27
Libya	6	15	21
Total	143	128	119
Natural gas (MMCF)	245	208	81
Total Production (MBOE) (b)	643	603	567

(See footnotes following the Average Sales Price table)

	2009	2008	2007
Average Sales Prices
Crude Oil Prices ($ per bbl)
United States	$56.74	$91.16	$65.67
Latin America	$49.43	$70.53	$56.66
Middle East/North Africa	$58.75	$94.70	$69.24
Total worldwide	$55.97	$88.26	$64.77
Gas Prices ($ per Mcf)
United States	$3.46	$8.03	$6.53
Latin America	$3.01	$4.43	$2.66
Total worldwide	$2.79	$6.10	$5.68
Expensed Exploration (c)	$267	$327	$364
Capital Expenditures
Development	$2,586	$3,563	$2,676
Exploration	$153	$258	$156
Other	$45	$24	$33

(a)	Excludes sales and production volumes related to the noncontrolling interest in a Colombian subsidiary.
(b)	Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil.
(c)	Includes dry hole write-offs and lease impairments of $212 million in 2009, $325 million in 2008 and $247 million in 2007.

Oil and gas segment earnings in 2009 were $4.7 billion, compared to $10.7 billion in 2008.  The decrease in segment earnings reflects lower average crude oil and natural gas prices, partially offset by increased oil and gas production, lower operating costs and lower production and ad valorem taxes.  Oil and gas segment earnings in 2009 included a $170 million pre-tax charge for impairments of certain Argentine producing properties and an $8 million pre-tax charge for the termination of rig contracts.
Oil and gas segment earnings in 2008 were $10.7 billion, compared to $8.0 billion in 2007.  The increase in segment earnings reflects higher average oil and natural gas prices and increased oil and gas volumes, which were offset by higher operating expenses and production taxes and increased depreciation, depletion and amortization (DD&A) rates.  Oil and gas segment earnings in 2008 included pre-tax foreign exchange gains of $74 million, a pre-tax charge of $599 million for asset impairments consisting of undeveloped acreage in Argentina and Yemen and impairments of producing properties in the U.S. and a pre-tax charge of $58 million for termination of rig contracts.
Average production costs for 2009, excluding taxes other than on income, were $10.37 per BOE, compared to the average 2008 production cost of $12.13 per BOE.  The decreases resulted from lower maintenance and workover costs.

Chemical
In millions	2009	2008	2007
Segment Sales	$3,225	$5,112	$4,664
Segment Earnings	$389	$669	$601
Capital Expenditures	$205	$240	$245

Chemical segment earnings were $389 million for the twelve months of 2009 compared to $669 million for the twelve months of 2008.  The decrease in 2009 results reflects lower volumes and prices for chlorine, caustic soda, PVC and VCM due to the economic slowdown, partially offset by lower feedstock and energy costs.
Chemical segment earnings in 2008 were $669 million, compared to $601 million in 2007.  The increase in segment earnings was primarily due to higher caustic soda margins, partially offset by lower volumes in chlorine, caustic soda and PVC and a $90 million charge for plant closure and impairments.

Midstream, Marketing and Other
In millions	2009	2008	2007
Segment Sales	$1,016	$1,598	$1,388
Segment Earnings	$235	$520	$367
Capital Expenditures	$554	$492	$243

Midstream and marketing segment earnings in 2009 were $235 million, compared to $520 million in 2008.  The 2009 results reflect lower marketing income and lower margins in gas processing.
The increase in segment earnings in 2008, compared to 2007, reflects higher income from the Dolphin Pipeline and higher margins in gas processing.

Significant Items Affecting Earnings
The following table sets forth, for the years ended December 31, 2009, 2008 and 2007, the effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount:

Significant Items Affecting Earnings
Benefit (Charge) (in millions)	2009	2008	2007
oil and gas
Asset impairments	$(170)	$(599)	$(74)
Rig contract terminations	(8)	(58)	—
Gain on sale of a Russian joint venture (a)	—	—	412
Legal settlements (a)	—	—	112
Gain on sale of exploration properties	—	—	103
Gain on sale of oil and gas interests	—	—	35
Total Oil and Gas	$(178)	$(657)	$588
chemical
Plant closure and impairments	$—	$(90)	$—
Total Chemical	$—	$(90)	$—
midstream, marketing and other
No significant items affecting earnings	$—	$—	$—
Total Midstream, Marketing and Other	$—	$—	$—
corporate
Gain on sale of Lyondell shares	$—	$—	$326
Debt purchase expense	—	—	(167)
Facility closure	—	—	(47)
Severance charge	(40)	—	(25)
Railcar leases	(15)	—	—
Tax effect of pre-tax adjustments	77	238	(2)
Discontinued operations, net of tax	(12)	18	322
Total Corporate	$10	$256	$407

(a)	Amounts shown after tax.

Taxes
Deferred tax liabilities, net of deferred tax assets of $1.5 billion, were $2.8 billion at December 31, 2009.  The current portion of the deferred tax assets of $280 million is included in prepaid expenses and other.  The deferred tax assets, net of allowances, are expected to be realized through future operating income and reversal of temporary differences.

Worldwide Effective Tax Rate
The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

In millions	2009	2008	2007
EARNINGS
Oil and Gas	$4,735	$10,651	$7,957
Chemical	389	669	601
Midstream, Marketing and Other	235	520	367
Unallocated Corporate Items	(514)	(372)	(340)
Pre-tax income	4,845	11,468	8,585

Income tax expense
Federal and State	686	2,188	1,558
Foreign	1,232	2,441	1,949
Total	1,918	4,629	3,507

Income from continuing operations	$2,927	$6,839	$5,078

Worldwide effective tax rate	40%	40%	41%

Occidental’s 2009 worldwide tax rate was 40 percent, which is comparable to 2008 and 2007.

Consolidated Results of Operations
The changes in the following components of Occidental's results of operations are discussed below:

Selected Revenue and Other Income Items
In millions	2009	2008	2007
Net sales	$15,403	$24,217	$18,784
Interest, dividends and other income	$118	$236	$355
Gains on disposition of assets, net	$10	$27	$874

The decrease in net sales in 2009, compared to 2008, was caused by lower oil and gas and chemical product prices, partially offset by higher volumes.  Of the price-related decrease in sales, approximately 90 percent was associated with oil and gas.  The increase in net sales in 2008, compared to 2007, reflects higher average oil and natural gas prices and higher oil and gas volumes, including increased volumes from Dolphin, offset by lower volumes from PSCs and the new Libya contract.
The decrease in interest, dividends and other income in 2009, compared to 2008, reflects lower interest income due to lower cash balances and interest rates.  Interest, dividends and other income in 2007 included gains related to litigation settlements of $112 million.
Gains on disposition of assets, net in 2007, included a $326 million gain from the sale of 21 million shares of Lyondell, a $412 million gain from the sale of Occidental’s interest in a Russian joint venture and a gain of $103 million from the sale of exploration properties in West Africa.

Selected Expense Items
In millions	2009	2008	2007
Cost of sales (a)	$5,360	$7,423	$6,454
Selling, general and administrative and other operating expenses	$1,350	$1,257	$1,320
Depreciation, depletion and amortization	$3,117	$2,710	$2,379
Taxes other than on income	$433	$588	$414
Exploration expense	$267	$327	$364
Charges for impairments	$170	$647	$58
Interest and debt expense, net	$140	$129	$339

(a)	Excludes DD&A of $3,067 million in 2009, $2,664 million in 2008 and $2,338 million in 2007.

Cost of sales decreased in 2009, compared to 2008, mainly due to lower chemicals volumes and lower feedstock and energy costs, which collectively represented approximately 73 percent of the decrease.  The remaining portion of the decrease was due to lower oil and gas and midstream and marketing operating costs.
Cost of sales increased in 2008, compared to 2007, due to higher oil and natural gas volumes, as well as higher maintenance, workover, field operating and feedstock costs.
Selling, general and administrative and other operating expenses increased in 2009, compared to 2008, due to lower foreign exchange gains, increased severance expense and idling fees for rigs.
Selling, general and administrative and other operating expenses decreased in 2008, compared to 2007, due to a decrease in equity compensation expense and foreign exchange gains of $91 million, which were partially offset by rig contract termination charges of $58 million.
DD&A increased in 2009, compared to 2008, due to higher DD&A rates and higher volumes from Argentina, Oman and the U.S.
DD&A increased in 2008, compared to 2007, due to the increase in sales volumes, mainly from Dolphin, and higher DD&A rates caused by the cost of new proved reserve additions being higher than the existing average rates, especially in Latin America and the Middle East/North Africa.  The 2008 amount also included a charge of $42 million for domestic asset impairments.
Taxes, other than on income, decreased mainly due to lower production taxes in Permian and Midcontinent Gas resulting from lower prices in 2009, compared to 2008, and lower ad valorem taxes due to decreased property values in 2009, compared to 2008.
The increase in taxes other than on income in 2008, compared to 2007, reflects higher production taxes resulting from higher net sales as well as an increase in ad valorem taxes due to increases in oil and gas property values.
Exploration expense decreased in 2009, compared to 2008, due to lower international exploration activities, partially offset by a higher success rate in California exploration activities.
Exploration expense decreased in 2008, compared to 2007, due to decreases in Colombia and Middle East/North Africa.  The 2007 amount included expenses for exploration properties in West Africa, which were sold in the third quarter of 2007.
Charges for impairments in 2009 related to certain Argentine producing properties, while these charges in 2008 related to undeveloped acreage in Argentina and Yemen and chemical plant closure and impairments.
Interest and debt expense, net increased in 2009, compared to 2008, due to higher debt levels during 2009 compared to 2008, partially offset by lower interest rates.
Interest and debt expense in 2007 included debt repayment expenses of $167 million.  Excluding the effect of the 2007 debt repayment charges, interest expense decreased in 2008, compared to 2007, due to lower average debt levels and lower effective interest rates.

Selected Other Items
(Income)/expense (in millions)	2009	2008	2007
Provision for income taxes	$1,918	$4,629	$3,507
Income from equity investments	$(227)	$(213)	$(82)
Discontinued operations, net	$(12)	$18	$322
Net income attributable to noncontrolling interest	$(51)	$(116)	$(75)

Provision for domestic and foreign income taxes decreased in 2009, compared to 2008, due to lower income before taxes in 2009.  The worldwide effective tax rate in 2009 was comparable to 2008.  The increase in the provision for income taxes in 2008, compared to 2007, was due to higher income before taxes in 2008.  The 2008 worldwide effective tax rate was comparable to 2007.
The increase in income from equity investments in 2008, compared to 2007, was due to higher income from the Dolphin Pipeline.

Discontinued operations in 2007 included after-tax income of $326 million for the operations of Horn Mountain and Pakistan that were sold as part of a series of transactions with BP as well as the results of operations of these assets before disposal.
Net income attributable to noncontrolling interest decreased in 2009, compared to 2008, due to lower net income in Colombia resulting from lower oil prices.

Consolidated Analysis of Financial Position
The changes in the following components of Occidental’s balance sheet are discussed below:

Selected Balance Sheet Components
In millions	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$1,230	$1,777
Trade receivables, net	4,142	3,117
Marketing and trading assets and other	1,203	1,012
Inventories	1,081	958
Prepaid expenses and other	430	308
Total current assets	$8,086	$7,172
Investments in unconsolidated entities	$1,732	$1,263
Property, plant and equipment, net	$33,645	$32,266
Long-term receivables and other assets, net	$766	$836

CURRENT LIABILITIES
Current maturities of long-term debt	$239	$698
Accounts payable	3,379	3,306
Accrued liabilities	2,341	1,861
Domestic and foreign income taxes	28	158
Liabilities of discontinued operations	105	111
Total current liabilities	$6,092	$6,134
Long-term debt, net	$2,557	$2,049
Deferred credits and other liabilities-income taxes	$3,125	$2,660
Deferred credits and other liabilities-other	$3,160	$3,217
Long-term liabilities of discontinued operations	$136	$152
Stockholders’ equity	$29,159	$27,325

Assets
See "Liquidity and Capital Resources — Cash Flow Analysis" for discussion about the change in cash and cash equivalents.
The increase in trade receivables, net was due to higher oil prices and oil and gas volumes in the fourth quarter of 2009, compared to the fourth quarter of 2008, and the year-end 2009 Phibro acquisition. The increase in marketing and trading assets and other was due to the Phibro acquisition, partially offset by decreases in tax receivables and other assets.
Investments in unconsolidated entities increased due to the purchase of additional interests in the General Partner of Plains All-American Pipeline, L.P.
The increase in PP&E, net was due to capital expenditures and the acquisitions of oil and gas properties in California and the Permian Basin, partially offset by DD&A.

Liabilities and Stockholders' Equity
The accounts payable balance at year-end 2009, compared to 2008, reflected higher oil and gas purchase activity in the marketing and trading operations and the Phibro acquisition, partially offset by decreases in payables for oil and gas properties which were attributable to lower spending levels at the end of 2009, compared to 2008.  The increase in accrued liabilities was primarily due to the Phibro acquisition.  The decrease in domestic and foreign income taxes was due to a lower tax liability in 2009, compared to 2008, resulting from lower taxable income.
The increase in long-term debt, net was due to the issuance of $750 million of notes due in 2016, partially offset by amounts due in 2010 reclassified to current maturities of long-term debt.  The increase in deferred and other domestic and foreign income taxes was due to the additions to PP&E resulting from the capital program, which led to a higher difference between book and tax basis of these properties.  The increase in stockholders’ equity reflected net income for 2009, partially offset by dividend payments.

Liquidity and Capital Resources
At December 31, 2009, Occidental had approximately $1.2 billion in cash on hand.  Income and cash flows are largely dependent on oil and gas prices and sales volumes.  Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, planned capital expenditures, dividends and debt payments.
Occidental has a $1.5 billion bank credit facility (Credit Facility) through September 2012, which adjusts to $1.4 billion in September 2011.  The Credit Facility provides for the termination of the loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur or if Occidental files for bankruptcy.  Up to $350 million of the Credit Facility is available in the form of letters of credit.  Occidental did not draw down any amounts under the Credit Facility during 2009.  Available but unused lines of committed bank credit totaled approximately $1.5 billion at December 31, 2009.
In July 2009, Occidental repaid its $600 million debt associated with Dolphin Energy's debt.
Occidental has a shelf registration statement that facilitates issuing senior debt securities.  In May 2009 under this shelf, Occidental issued $750 million of 4.125-percent senior unsecured notes due 2016, receiving $740 million of net proceeds.  Interest on the notes will be payable semi-annually in arrears on June 1 and December 1 of each year.
None of Occidental's committed bank credits contain material adverse change clauses or debt ratings triggers that could restrict Occidental's ability to borrow under these lines.  Occidental's credit facilities and debt agreements do not contain ratings triggers that could terminate bank commitments or accelerate debt in the event of a ratings downgrade.  Borrowings under the Credit Facility bear interest at various benchmark rates, including LIBOR, plus a margin based on Occidental's senior debt ratings.  Additionally, Occidental paid an annual facility fee of 0.05 percent in 2009 on the total commitment amount, which was based on Occidental's senior debt ratings.
As of December 31, 2009, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

Cash Flow Analysis
In millions	2009	2008	2007
Net cash provided by operating activities	$5,813	$10,652	$6,798

The most important sources of the decrease in operating cash flow in 2009, compared to 2008, were lower average oil and natural gas prices, which were partially offset by increased oil and gas production volumes.  The lower operating cash flows also reflect lower volumes and prices for chlorine, caustic soda, PVC and VCM, lower marketing income and lower margins in the gas processing business.  In 2009, compared to 2008, Occidental’s global realized crude oil prices decreased by 37 percent and realized natural gas prices decreased by 57 percent in the U.S., where approximately 69 percent of Occidental’s natural gas was produced.  Oil accounted for approximately 76 percent of Occidental's 2009 production.  Occidental’s oil and gas sales volumes increased by 7 percent in 2009, compared to 2008, due to increased production in California, Midcontinent Gas, Latin America and Oman.
The most important sources of the increase in operating cash flow in 2008, compared to 2007, were higher average oil and natural gas prices and, to a lesser extent, higher oil and gas sales volumes.  The increased operating cash flow also reflects the higher caustic soda margins and higher margins in gas processing in 2008 in the chemical and midstream and marketing businesses, respectively.  In 2008, compared to 2007, Occidental’s global realized crude oil prices increased by 36 percent and realized natural gas prices increased by 23 percent in the U.S., where approximately 70 percent of Occidental's natural gas was produced.  Occidental’s oil and gas sales volumes increased by 5 percent in 2008, compared to 2007, mainly due to the increase in production from Dolphin.
Decreases in oil and gas production costs, purchased goods and services, energy costs and production and ad valorem taxes in 2009, compared to 2008, partially offset the effect of decreases in realized oil and natural gas prices in 2009.  Increases in costs of producing oil and gas, such as purchased goods and services, and higher utility, maintenance, workover and gas plant costs and higher production and ad valorem taxes in 2008, compared to 2007, partially offset the effect of increases in realized oil and natural gas prices and volumes in 2008.  Other cost elements, such as certain labor costs and overhead, are not significant drivers of changes in cash flow because they are relatively stable within a narrow range over the short to intermediate term.  Changes in these costs had a much smaller effect on cash flow than the lower oil and gas prices and higher oil and natural gas sales volumes.
Most of Occidental's major chemical product prices, especially caustic soda, PVC and VCM decreased in 2009, compared to 2008, which resulted in lower margins.  The decrease in NGL prices in 2009, compared to 2008, resulted in lower gas processing margins in the midstream and marketing segment.  Most of Occidental’s major chemical product prices, especially caustic soda, increased in 2008, compared to 2007, which resulted in higher margins.  The increase in NGL prices in 2008, compared to 2007, resulted in higher gas processing margins in the midstream and marketing segment.  In general, the overall impact of the chemical product price and gas processing margin decreases on cash flow in 2009 was less significant than the decreases in oil and gas prices because the chemical and midstream and marketing segments' earnings and cash flow were significantly smaller than those for the oil and gas segment.
Other non-cash charges to income in 2009, 2008 and 2007 included stock incentive plan amortization, deferred compensation and asset retirement obligation accruals.  The 2009 amount also included a $170 million pre-tax charge for impairments of certain Argentine producing properties.  The 2008 amount included a charge of $557 million for asset impairments of undeveloped acreage in Argentina and Yemen, a $58 million charge for termination of rig contracts and a $90 million charge for chemical plant closure and impairments.

In millions	2009	2008	2007
Capital expenditures
Oil and Gas	$(2,784)	$(3,845)	$(2,865)
Chemical	(205)	(240)	(245)
Midstream and Marketing	(554)	(492)	(243)
Corporate	(38)	(87)	(7)
Total	(3,581)	(4,664)	(3,360)
Other investing activities, net	(1,746)	(4,665)	285
Net cash used by investing activities	$(5,327)	$(9,329)	$(3,075)

Occidental’s capital spending for 2010 is expected to be about $4.3 billion and will be focused on ensuring Occidental's returns remain well above its cost of capital given current oil and gas prices and the cost environment.
The estimated increase in capital expenditures in 2010 from $3.6 billion in 2009 will be allocated to the oil and gas segment.  Of this increase, California and Iraq will each receive about a quarter, about 15 percent will go to Bahrain and 10 percent to Midcontinent Gas.
The 2009 other investing activities, net amount included $1.7 billion in cash payments for the acquisitions of businesses and assets, including acquisitions of various oil and gas properties in California and the Permian Basin for approximately $610 million, interests in Phibro for approximately $370 million, additional interests in the General Partner of Plains All-American Pipeline, L.P. for approximately $330 million and various other acquisitions totaling approximately $320 million.  The 2009 amount also included foreign signing bonuses of approximately $190 million, the bulk of which was scheduled under the 2008 Libya agreements.
The 2008 other investing activities, net amount included cash payments for the acquisitions of oil and gas interests from Plains Exploration & Production Company for $2.7 billion, an interest in Joslyn Oil Sands Project in Northern Alberta, Canada for approximately $500 million, interests in the General Partner of Plains All-American Pipeline, L.P. for approximately $330 million and approximately $700 million of various other acquisitions.  The 2008 amount also included the first payment of the signature bonus under the Libya agreements of $450 million.
The 2007 other investing activities, net amount included cash proceeds of $672 million from the sale of 21 million shares of Lyondell, $485 million received from the sale of Occidental’s interest in a Russian joint venture, $509 million from the sale of other businesses and properties, and $250 million from the sale of auction rate securities.  The 2007 amount also included cash paid for the acquisitions of various oil and gas and chemical interests, a Permian Basin common carrier pipeline system and a gas processing plant in Texas totaling $1.4 billion.
Commitments at December 31, 2009, for major fixed and determinable capital expenditures during 2010 and thereafter were approximately $1.2 billion.  Occidental expects to fund these commitments and capital expenditures with cash from operations.

In millions	2009	2008	2007
Net cash used by financing activities	$(1,033)	$(1,510)	$(3,098)

The 2009 amount included net proceeds of $740 million from the issuance of 4.125-percent senior unsecured notes due 2016 and Occidental’s payment of $600 million of debt associated with Dolphin Energy.
The 2008 amount included the net proceeds of $985 million from the issuance of $1 billion of 7-percent senior unsecured notes due 2013.  The 2008 amount also included $1.5 billion of cash paid for repurchases of 19.8 million shares of Occidental’s common stock at an average price of $76.33 per share.
The 2007 amount included net debt payments of $1.2 billion, including the repurchase of various debt issues under cash tender offers and the redemption of Vintage notes.  The 2007 amount also included $1.1 billion of cash paid for repurchases of 20.6 million shares of Occidental’s common stock at an average price of $54.75 per share.
Occidental also paid common stock dividends of $1.1 billion in 2009, $940 million in 2008 and $765 million in 2007.

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

Dolphin
See "Oil and Gas Segment — Business Review — Qatar" for further information about Dolphin.
In July 2009, Dolphin Energy refinanced its debt on a limited-recourse basis.  Occidental provided guarantees limited to certain political and other events.  The fair value of these guarantees was immaterial.  At December 31, 2009, the notional amount was approximately $300 million, which represented a substantial majority of Occidental's total guarantees.

Leases
Occidental has entered into various operating-lease agreements, mainly for railcars, power plants, manufacturing facilities and office space.  Occidental leases assets when leasing offers greater operating flexibility.  Lease payments are expensed mainly as cost of sales.  For more information, see "Contractual Obligations."

Guarantees
Occidental has guaranteed certain equity investees' debt and has entered into various other guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees).  At December 31, 2009, Occidental's guarantees were not material and a substantial majority of these amounts were represented by the Dolphin guarantees discussed above.

Contractual Obligations
The table below summarizes and cross-references certain contractual obligations that are reflected in the Consolidated Balance Sheets as of December 31, 2009 and/or disclosed in the accompanying Notes.

		Payments Due by Year
Contractual Obligations (in millions)	Total	2010	2011 and 2012	2013 and 2014	2015 and thereafter
Consolidated Balance Sheet
Long-term debt (Note 5) (a)	$2,808	$239	$436	$1,000	$1,133
Capital leases (Note 6)	26	—	—	—	26
Other long-term liabilities (b)	1,835	119	547	263	906
Other Obligations
Operating leases (Note 6) (c)	1,132	157	213	132	630
Purchase obligations (d, e)	3,830	708	1,191	565	1,366
Total	$9,631	$1,223	$2,387	$1,960	$4,061

(a)
Excludes unamortized debt discount and interest expense on the debt.  As of December 31, 2009, interest on long-term debt totaling $944 million is payable in the following years (in millions): 2010 - $157, 2011 and 2012 - $285, 2013 and 2014 - $177, 2015 and thereafter - $325.

(b)	Includes certain accrued liabilities and obligations under postretirement benefit and deferred compensation plans.
(c)	Amounts have not been reduced for sublease rental income.
(d)
Amounts represent long-term agreements to purchase goods and services used in the normal course of business that are enforceable and legally binding.  Some of these arrangements involve take-or-pay commitments but they do not represent debt obligations.  Long-term purchase contracts are discounted at a 5.9-percent discount rate.

(e)	Amounts exclude certain oil purchase obligations related to the marketing and trading activities for which there are no minimum amounts.

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
Lawsuits filed in Nicaragua against OxyChem and other companies that once manufactured or used the pesticide dibromochloropropane (DBCP) claim damages of several billion dollars for alleged personal injuries.  In the opinion of management, the claims against OxyChem are without merit because, among other things, the DBCP it manufactured was never sold or used in Nicaragua.  Nicaraguan courts have entered judgments of approximately $900 million against four defendants, including OxyChem, which, if affirmed and ultimately enforced, would be shared equally among the defendants.  When the plaintiffs attempted to enforce one judgment in Miami, the federal district court granted summary judgment in favor of OxyChem and refused to enforce the judgment, finding the Nicaraguan court lacked personal jurisdiction because OxyChem DBCP was not used in Nicaragua, OxyChem did not have sufficient contacts with Nicaragua, and other grounds for dismissal.  OxyChem has no assets in Nicaragua and, in the opinion of management, no such Nicaraguan judgment would be enforceable in the United States.
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits for taxable years through 2007 have concluded for U.S. federal income tax purposes, the 2008 and 2009 taxable years are currently under audit by the U.S. Internal Revenue Service pursuant to its compliance assurance program.  Foreign government tax authorities are in various stages of auditing Occidental, and income taxes for taxable years from 2000 through 2009 remain subject to examination in certain jurisdictions.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.
Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling rigs and services, electrical power, steam and certain chemical raw materials.  Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities.  Occidental's capital spending estimate for 2010 is about $4.3 billion.  At December 31, 2009, commitments for major fixed and determinable capital expenditures during 2010 and thereafter were approximately $1.2 billion.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of December 31, 2009, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.
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
As of December 31, 2009, Occidental participated in or monitored remedial activities or proceedings at 168 sites.  The following table presents Occidental’s environmental remediation reserves as of December 31, 2009, 2008 and 2007, grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

$ amounts in millions	2009		2008		2007
	# of Sites	Reserve Balance	# of Sites	Reserve Balance	# of Sites	Reserve Balance
NPL sites	39	$57	40	$60	39	$81
Third-party sites	81	104	76	117	79	124
Occidental-operated sites	19	126	19	127	18	121
Closed or non-operated Occidental sites	29	116	31	135	27	131
Total	168	$403	166	$439	163	$457

As of December 31, 2009, Occidental’s environmental reserves exceeded $10 million each at 14 of the 168 sites described above, and 118 of the sites had reserves from $0 to $1 million each.
As of December 31, 2009, two landfills in western New York owned by Occidental accounted for 70 percent of its reserves associated with NPL sites.  Maxus Energy Corporation has retained the liability and indemnified Occidental for 17 of the remaining NPL sites.
As of December 31, 2009, Maxus has also retained the liability and indemnified Occidental for 16 of the 81 third-party sites.  Two of the remaining 65 third-party sites — a former copper mining and smelting operation in Tennessee and an active refinery in Louisiana where Occidental reimburses the current owner and operator for certain remedial activities — accounted for 54 percent of Occidental’s reserves associated with these sites.
Five sites — chemical plants in Kansas, Louisiana and New York and two groups of oil and gas properties in the southwestern United States — accounted for 71 percent of the reserves associated with the Occidental-operated sites.  Five other sites — former chemical plants in Delaware, Michigan, Tennessee and Washington and a closed coal mine in Pennsylvania — accounted for 75 percent of the reserves associated with closed or non-operated Occidental sites.
The following table shows environmental reserve activity for the past three years:

In millions	2009	2008	2007
Balance - Beginning of Year	$439	$457	$412
Remediation expenses and interest accretion	26	29	108
Changes from acquisitions/dispositions	4	25	5
Payments	(66)	(72)	(68)
Balance - End of Year	$403	$439	$457

Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $375 million.  See "Critical Accounting Policies and Estimates —Environmental Liabilities and Expenditures" for additional information.

Environmental Costs
Occidental’s environmental costs, some of which include estimates, are shown below for each segment for the years ended December 31:

In millions	2009	2008	2007
Operating Expenses
Oil and Gas	$123	$127	$99
Chemical	67	85	80
Midstream and Marketing	14	20	9
	$204	$232	$188
Capital Expenditures
Oil and Gas	$83	$104	$55
Chemical	15	18	14
Midstream and Marketing	4	6	4
	$102	$128	$73
Remediation Expenses
Corporate	$25	$28	$107

Operating expenses are incurred on a continual basis.  Capital expenditures relate to longer-lived improvements in currently operating properties.  Remediation expenses relate to existing conditions from past operations.
Occidental presently estimates capital expenditures for environmental compliance of approximately $120 million for 2010.

Foreign Investments
Many of Occidental’s assets are located outside of North America.  At December 31, 2009, the carrying value of Occidental’s assets in countries outside North America aggregated approximately $11.7 billion, or approximately 26 percent of Occidental’s total assets at that date.  Of such assets, approximately $7.5 billion are located in the Middle East/North Africa and approximately $4.2 billion are located in Latin America.  For the year ended December 31, 2009, net sales outside North America totaled $5.9 billion, or approximately 38 percent of total net sales.

Critical Accounting Policies and Estimates
The process of preparing financial statements in accordance with GAAP requires the management of Occidental to make informed estimates and judgments regarding certain items and transactions.  Changes in facts and circumstances or discovery of new information may result in revised estimates and judgments, and actual results may differ from these estimates.  Occidental considers the following to be its most critical accounting policies and estimates that involve management's judgment.  There has been no material change to these policies over the past three years.  The selection and development of these critical accounting policies and estimates have been discussed with the Audit Committee of the Board of Directors.

Oil and Gas Properties
Occidental uses the successful efforts method to account for its oil and gas properties.  Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized.  The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found.  If proved reserves have been found, the costs of exploratory wells remain capitalized.  Otherwise, the costs of the related exploratory wells are charged to expense.  In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells.  Occidental's practice is to expense the costs of such exploratory wells if a determination of proved reserves has not been made within a 12-month period after drilling is complete.
Annual lease rentals and geological, geophysical and seismic costs are expensed as incurred.
Proved oil and gas reserves (as defined in the Securities and Exchange Commission's Regulation S-X, Rule 4-10(a)) are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  Occidental has no proved oil and gas reserves for which the determination of commercial viability is subject to the completion of major additional capital expenditures.
Several factors could change Occidental’s proved oil and gas reserves.  For example, Occidental receives a share of production from PSCs to recover its costs and generally an additional share for profit.  Occidental’s share of production and reserves from these contracts decreases when oil prices rise and increases when oil prices decline.  Overall, Occidental’s net economic benefit from these contracts is greater at higher oil prices.  In other contractual arrangements, lower product prices may lead to a situation where production of proved reserves becomes uneconomical.  Estimation of future production and development costs is also subject to change partially due to factors beyond Occidental's control, such as energy costs and inflation or deflation of oil field service costs.  These factors, in turn, could lead to changes in the quantity of proved reserves.  Additional factors that could result in a change of proved reserves include initial production decline rates differing from those estimated when the proved reserves were initially recorded.  Occidental’s revisions to proved reserves were positive in 2009 and negative in both 2008 and 2007.  The revisions in 2009 included a net positive effect from PSCs in the Middle East/North Africa.  Domestic positive oil price-related revisions in 2009 were more than offset by negative gas price-related revisions, as well as other changes in the U.S. and Argentina.  In prior years, revisions were largely due to price changes between years.  Excluding revisions related to price and PSCs, negative revisions in 2009, 2008 and 2007 amounted to approximately four percent, less than one percent and three percent of total proved reserves as of December 31, 2009, 2008 and 2007, respectively.  Occidental's revisions to proved reserves have been positive for seven of the last ten years.
The most significant impact of a change in Occidental's oil and gas reserves would be on the DD&A rate, which is determined using the unit-of-production method.  For example, a 5-percent increase or decrease in the amount of oil and gas reserves would change the DD&A rate by approximately $0.50 per barrel, which would increase or decrease pre-tax income by $118 million annually.  The change in the DD&A rate over the past three years due to revisions of previous proved reserve estimates has been immaterial.
A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties.  At December 31, 2009, the net capitalized costs attributable to unproved properties were $1.9 billion.  The unproved amounts are not subject to DD&A or impairment until a determination is made as to the existence of proved reserves.  As exploration and development work progresses, if reserves on these properties are proved, capitalized costs attributable to the properties will be subject to depreciation and depletion.  If the exploration and development work were to be unsuccessful, or management's plans changed with respect to these properties, as a result of economic, operating or contractual conditions, the capitalized costs of the related properties would be expensed in the period in which the determination was made.  The timing of any writedowns of these unproved properties, if warranted, depends upon management's plans, the nature, timing and extent of future exploration and development activities and their results.  Occidental believes its current plans and exploration and development efforts will allow it to realize its unproved property balance.  Additionally, Occidental performs impairment tests with respect to its proved properties generally when prices decline other than temporarily, reserve estimates change significantly or other significant events occur that may impact the ability to realize the recorded asset amounts.  Impairment tests incorporate a number of assumptions involving expectations of future cash flows, which can change significantly over time.  These assumptions include estimates of future product prices, which Occidental bases on forward price curves, estimates of oil and gas reserves and estimates of future expected operating and development costs.  Any impairment loss would be calculated as the excess of the asset's net book value over its estimated fair value.
Fluctuations in commodities prices and production and development costs could cause management's plans to change with respect to unproved properties and could cause the carrying values of proved properties to be unrealizable.  Such circumstances could result in impairments in the carrying values of proved or unproved properties or both.
For example, if the margins in the U.S. midcontinent region do not improve, Occidental may not substantially increase its development projects in this region and some of its investments may become impaired.
Occidental is pursuing opportunities to extend the terms of its current concessions in the Santa Cruz province of Argentina.  However, in the event Occidental is unsuccessful in obtaining these extensions, Occidental will reevaluate its operations and investments in the country, which may result in decreases in future investment capital allocated to its operations in Argentina and further impairments of its existing investments.

Chemical Assets
The most critical accounting policy affecting Occidental’s chemical assets is the determination of the estimated useful lives of the PP&E.  Occidental's chemical plants are depreciated using either the unit-of-production or straight-line method, based upon the estimated useful lives of the facilities.  The estimated useful lives of Occidental’s chemical assets, which range from three years to 50 years, are also used for impairment tests.  The estimated useful lives used for the chemical facilities are based on the assumption that Occidental will provide an appropriate level of annual expenditures to ensure productive capacity is sustained.  Without these continued expenditures, the useful lives of these plants could decrease significantly.  Other factors that could change the estimated useful lives of Occidental’s chemical plants include sustained higher or lower product prices, which are particularly affected by both domestic and foreign competition, demand, feedstock costs, energy prices, environmental regulations and technological changes.
Occidental performs impairment tests on its chemical assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets.  Any impairment loss would be calculated as the excess of the asset's net book value over its estimated fair value.
Occidental's net PP&E for the chemical segment is approximately $2.6 billion and its depreciation expense for 2010 is expected to be approximately $277 million.  The most significant impact of a decrease in the estimated useful lives of Occidental's chemical plants would be on depreciation expense.  For example, a reduction in the remaining useful lives of one year would increase depreciation and reduce pre-tax earnings by approximately $30 million per year.

Midstream, Marketing and Other Assets
The most critical accounting policies affecting Occidental’s midstream and marketing assets involve accounting for derivative instruments and the determination of the estimated useful lives of the PP&E.
Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty.  Occidental applies hedge accounting when transactions meet specified criteria for such treatment.  If a derivative does not qualify or is not designated and documented as a hedge, any fair value gains or losses are recognized in earnings in the current period.  For cash-flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) with an offsetting adjustment to the basis of the item being hedged.  Realized gains or losses from cash-flow hedges, and any ineffectiveness, are recorded as a component of net sales in the consolidated statements of income. Ineffectiveness is primarily created by a basis difference between the hedged item and the hedging instrument due to location, quality or grade of the physical commodity transactions.  Gains and losses from derivative instruments are reported net in the consolidated statements of income. There were no fair value hedges as of and for the year ended December 31, 2009.
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
Occidental's midstream and marketing PP&E is depreciated over the estimated useful lives of the assets, using either the unit-of-production or straight-line method.  Occidental performs impairment tests on its midstream and marketing assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets.  Any impairment loss would be calculated as the excess of the asset's net book value over its estimated fair value.

Fair Value Measurements
Occidental has categorized its assets and liabilities that are measured at fair value, based on the priority of the inputs to the valuation techniques, in a three-level fair value hierarchy: Level 1 – using quoted prices in active markets for identical assets or liabilities; Level 2 – using observable inputs other than quoted prices; and Level 3 – using unobservable inputs.  Occidental primarily applies the market approach for recurring fair value measurements, maximizes its use of observable inputs and minimizes its use of unobservable inputs.  Occidental utilizes the mid-point price between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value.  In addition to using market data, Occidental makes assumptions in valuing its assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

Certain of Occidental's derivative instruments are valued using industry-standard models that consider various inputs, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace.
Occidental generally uses an income approach to measure fair value when there is not a market observable price for an identical or similar asset or liability.  This approach utilizes management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk-adjusted discount rate.  The portion of derivatives valued using Level 3 inputs is de minimis.

Environmental Liabilities and Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Occidental records environmental reserves for estimated remediation costs that relate to existing conditions from past operations when environmental remediation efforts are probable and the costs can be reasonably estimated.  In determining the reserves and the range of reasonably possible additional loss, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements.  Occidental bases environmental reserves on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective.  Occidental periodically reviews reserves and adjusts them as new information becomes available.  Occidental records environmental reserves on a discounted basis only when the aggregate amount and the timing of cash payments are reliably determinable at the time the reserves are established.  The reserve methodology with respect to discounting for a specific site is not modified once it has been established.  Occidental generally records reimbursements or recoveries of environmental remediation costs in income when received, unless receipt of recovery is highly probable, in which case an accrual may be recorded.  As of December 31, 2009, 2008 and 2007, Occidental has not accrued any reimbursements or recoveries.
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
Certain sites involve multiple parties with various cost-sharing arrangements, which fall into the following three categories:  (1) environmental proceedings that result in a negotiated or prescribed allocation of remediation costs among Occidental and other alleged potentially responsible parties; (2) oil and gas ventures in which each participant pays its proportionate share of remediation costs reflecting its working interest; or (3) contractual arrangements, typically relating to purchases and sales of properties, in which the parties to the transaction agree to methods of allocating remediation costs.  In these circumstances, Occidental evaluates the financial viability of other parties with whom it is alleged to be jointly liable, the degree of their commitment to participate and the consequences to Occidental of their failure to participate when estimating Occidental's ultimate share of liability.  Occidental records reserves at its expected net cost of remedial activities and, based on these factors, believes that it will not be required to assume a share of liability of such other potentially responsible parties in an amount materially above amounts reserved.
In addition to the costs of investigations and cleanup measures, which often take in excess of ten years at NPL sites, Occidental’s reserves include management’s estimates of the costs to operate and maintain remedial systems.  If remedial systems are modified over time in response to significant changes in site-specific data, laws, regulations, technologies or engineering estimates, Occidental reviews and adjusts its reserves accordingly.
If Occidental adjusts the environmental reserve balance based on the factors described above, the amount of the increase or decrease would be recognized in earnings.  For example, if the reserve balance were reduced by 10 percent, Occidental would record a pre-tax gain of $40 million.  If the reserve balance were increased by 10 percent, Occidental would record an additional remediation expense of $40 million.

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
Loss contingencies are based on judgments made by management with respect to the likely outcome of these matters and are adjusted as appropriate.  Management’s judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions and the outcome of legal proceedings, settlements or other factors.  See "Lawsuits, Claims, Commitments, Contingencies and Related Matters" for additional information.

Significant Accounting and Disclosure Changes
Listed below are significant changes in accounting principles.

Future Accounting and Disclosure Changes
Effective for the first quarter of 2010, Occidental will modify its method of assessing the consolidation of variable interest entities as a result of adopting new accounting requirements issued by the Financial Accounting Standards Board (FASB) in June 2009.  Occidental is currently assessing the effect of this new guidance on its financial statements but does not expect it to be material.

Recently Adopted Accounting and Disclosure Changes
Effective for the year ended December 31, 2009, the SEC and the FASB modified certain accounting and disclosure requirements for oil and gas properties, which Occidental adopted.  The new guidance includes changes to pricing methodology and the use of allowable technologies in the recognition and measurement of reserves, as well as oil and gas disclosure requirements.  As of December 31, 2009, Occidental conformed its disclosures to the new guidelines, which did not have a material impact on Occidental's financial statements.
As of December 31, 2009, Occidental enhanced its disclosures related to the assets held in defined benefit plans and other post-retirement benefits in accordance with disclosure requirements issued by the FASB in December 2008 and in April 2009.
In the quarter ended June 30, 2009, Occidental adopted new disclosure requirements for its evaluation of subsequent events as a result of new accounting guidance issued by the FASB in May 2009.
In the quarter ended June 30, 2009, Occidental adopted new disclosure requirements for the fair value of financial instruments in interim periods when it is practicable to estimate such values as a result of new accounting guidance issued by the FASB in April 2009.
Beginning January 1, 2009, Occidental modified its calculation of basic earnings per share (EPS) in accordance with new accounting guidance issued by the FASB in June 2008.  Under this new accounting guidance, instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are considered participating securities prior to vesting and, therefore, have been included in the earnings allocations in computing EPS under the two-class method.  While prior period EPS data has been adjusted retrospectively, this change had no material impact on Occidental’s financial statements.
Beginning January 1, 2009, Occidental adopted new disclosure requirements for its derivative and hedging activities as a result of new accounting guidance issued by the FASB in March 2008.
Beginning January 1, 2009, Occidental prospectively adopted the deferred portion of new accounting guidance related to the application of the measurement and disclosure framework of non-financial assets and liabilities that are recorded at fair value on a non-recurring basis.  This new guidance was issued by the FASB in February 2008.
Beginning January 1, 2009, Occidental adopted new accounting guidance related to the accounting and disclosure requirements for business combinations.  The new guidance was issued by the FASB in December 2007 and April 2009 and had no material impact on Occidental’s financial statements upon adoption.
On January 1, 2009, Occidental adopted new accounting guidance affecting the presentation and disclosure requirements related to noncontrolling interests in subsidiaries. Occidental adopted this new guidance prospectively, except for the presentation and disclosure requirements which were applied retrospectively to all periods presented. These new requirements were issued in December 2007 and had no material impact on Occidental’s financial statements upon adoption.

Derivative Activities and Market Risk
General
In certain instances, Occidental has used derivative transactions to mitigate its exposure to commodity price risk.  Occidental acquired Phibro on December 31, 2009, and thus has included Phibro’s balances in Occidental’s consolidated assets and liabilities as of that date.

Commodity Price Risk
General
Occidental’s results are sensitive to fluctuations in oil and natural gas prices.  Based on current levels of production, if oil prices vary by $1 per barrel, it would have an estimated annual effect on pre-tax income of approximately $143 million.  If domestic natural gas prices vary by $0.50 per Mcf, it would have an estimated annual effect on pre-tax income of approximately $96 million.  As production levels change in the future, the sensitivity of Occidental’s results to oil and gas prices also will change.
Occidental’s results are also sensitive to fluctuations in chemical prices.  A variation in chlorine and caustic soda prices of $10 per ton would have a pre-tax annual effect on income of approximately $10 million and $30 million, respectively.  A variation in PVC prices of $0.01 per lb would have a pre-tax annual effect on income of approximately $30 million.  A variation in ethylene dichloride (EDC) prices of $10 per ton would have a pre-tax annual effect on income of approximately $5 million.  Historically, product price changes either precede or follow raw material and feedstock product price changes; therefore, the margin effect of price changes is generally mitigated over time.  According to Chemical Market Associates, Inc., December 2009 average contract prices were: chlorine—$373 per ton, caustic soda—$220 per ton, PVC—$0.57 per lb and EDC—$300 per ton.

Marketing and Trading Operations
Occidental has used derivatives to reduce its long-term exposure to price volatility on a small portion of its oil and gas production.  Through its low-risk marketing and trading activities and within its established policy controls and procedures, Occidental has also used derivative instruments, including a combination of short-term futures, forwards, options and swaps to improve realized prices for its oil and gas.  Additionally, Occidental, through its Phibro subsidiary, will also engage in trading activities using derivatives for the purpose of generating profits mainly from market price changes of commodities.

Risk Management
Occidental conducts its risk management activities for marketing and trading activities under the controls and governance of its risk control policy.  The controls under this policy are implemented and enforced by certain members of management embedded in the marketing and trading operations who provide an independent and separate evaluation and check on marketing and trading activities in order to manage risk.  These members of management report to the Corporate Vice President and Treasurer.  The Chief Financial Officer and risk committees comprising members of Occidental's senior corporate management also oversee these controls.  Controls for these activities include limits on value at risk, limits on credit, limits on trading, segregation of duties, delegation of authority, price verifications, daily reporting to senior management of positions together with various risk measures and a number of other policy and procedural controls.

Fair Value of Marketing and Trading Derivative Contracts
The following tables show the changes in the net fair value of Occidental’s marketing and trading derivative contracts during 2009 and 2008.

Assets/(liabilities) (in millions)	2009	2008
Fair value of contracts outstanding at beginning of year	$(139)	$(576)

(Gains) losses on contracts realized or otherwise settled during the year	(46)	101

Gains (losses) or other changes in fair value (a)	(144)	336

Fair value of Phibro contracts acquired on December 31, 2009	(10)	—

Fair value of contracts outstanding at end of year	$(339)	$(139)

(a)	Primarily relates to price changes on existing cash-flow hedges.

The following table shows the fair value of derivatives, segregated by maturity periods and by methodology of fair value estimation:

	Maturity Periods
Source of Fair Value Assets/(liabilities) (in millions)	2010	2011 and 2012	2013 and 2014	2015 and thereafter	Total
Prices actively quoted	$(25)	$11	$(15)	$(4)	$(33)
Prices provided by other external sources	(138)	(171)	2	1	(306)
Total	$(163)	$(160)	$(13)	$(3)	$(339)

Cash-Flow Hedges
Occidental holds a series of collar agreements that qualify as cash-flow hedges for the sale of approximately 2 percent of its crude oil production.  These agreements continue to the end of 2011.  The following table presents the daily quantities and weighted-average strike prices of Occidental’s collar positions as of December 31, 2009:

	Crude Oil – Collars
	Daily Volume (barrels)	Average Floor	Average Cap
2010	12,000	$33.00	$46.35
2011	12,000	$32.92	$46.27

In 2009, Occidental entered into financial swap agreements related to the sale of a portion of its natural gas production from the Rockies that qualify as cash-flow hedges.  The following table presents the daily quantities and weighted-average hedged prices that will be received by Occidental as of December 31, 2009:

	Natural Gas - Swaps
	Daily Volume	Average Strike Price
January 2010 ― December 2010	40 million cubic feet	$5.03
December 2010 ― March 2012	50 million cubic feet	$6.07

Occidental’s marketing and trading operations store natural gas purchased from third parties at leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes.  These agreements continue through 2010. As of December 31, 2009, Occidental had approximately 28 Bcf of natural gas held in storage. Occidental has designated the forecasted sale of approximately 24 Bcf of natural gas from storage as cash-flow hedges.
As of December 31, 2009, the total fair value of cash-flow hedges, which was a liability of $334 million, primarily consisting of collar agreements, was included in the total fair value (a liability of $339 million) in the tables in "Fair Value of Marketing and Trading Derivative Contracts" above.

Quantitative Information
Occidental uses value at risk to estimate the potential effects of changes in fair values of commodity-based and foreign currency derivatives and commodity contracts used in marketing and trading activities.  This method determines the maximum potential negative short-term change in fair value with at least a 95-percent level of confidence.  The marketing and trading value at risk was immaterial during 2009.

Interest Rate Risk
General
Occidental's exposure to changes in interest rates relates primarily to its variable-rate, long-term debt obligations, and is not expected to be material.  As of December 31, 2009, variable-rate debt constituted approximately four percent of Occidental's total debt.

Tabular Presentation of Interest Rate Risk
The table below provides information about Occidental's debt obligations.  Debt amounts represent principal payments by maturity date.

Year of Maturity (in millions of U.S. dollars, except rates)	U.S. Dollar Fixed-Rate Debt	U.S. Dollar Variable-Rate Debt	Grand Total (a)
2010	$239	$—	$239
2011	—	68	68
2012	368	—	368
2013	1,000	—	1,000
2014	—	—	—
Thereafter	1,086	47	1,133
Total	$2,693	$115	$2,808
Average interest rate	6.13%	0.29%	5.89%
Fair Value	$2,978	$115	$3,093

(a)	Excludes unamortized net discounts of $12 million.

Credit Risk
Occidental’s contracts are spread among several counterparties. Creditworthiness is reviewed before doing business with a new counterparty and on an ongoing basis and master netting agreements are used when appropriate.  Occidental monitors aggregated counterparty exposure relative to credit limits.  Credit exposure for each customer is monitored for outstanding balances, current activity, and forward mark-to-market exposure.  As of December 31, 2009, the majority of the credit exposures was with counterparties which had investment grade credit ratings.  Occidental believes its exposure to credit-related losses at December 31, 2009 was not material.  Losses associated with credit risk have been immaterial for all years presented.

Foreign Currency Risk
Occidental’s foreign operations have currency risk.  Occidental manages its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes.  Most international crude oil sales are denominated in U.S. dollars.  Additionally, all of Occidental’s consolidated foreign oil and gas subsidiaries have the U.S. dollar as the functional currency.  As of December 31, 2009, the fair value of foreign currency derivatives acquired as a result of the Phibro acquisition was immaterial.  The effect of exchange rates on transactions in foreign currencies is included in periodic income.

Safe Harbor Discussion Regarding Outlook and Other Forward-Looking Data
Portions of this report, including Items 1 and 2 and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the information under the sub captions "Strategy," "Oil and Gas Segment — Industry Outlook," "Chemical Segment — Industry Outlook," "Midstream, Marketing and Other Segment — Industry Outlook," "Liquidity and Capital Resources," "Lawsuits, Claims, Contingencies and Related Matters," "Environmental Liabilities and Expenditures," and "Derivative Activities and Market Risk" contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects.  Words such as "estimate," "project," "predict," "will," "would," "should," "could," "may," "might," "anticipate," "plan," "intend," "believe," "expect" or similar expressions that convey the uncertainty of future events or outcomes generally identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements as a result of new information, future events or otherwise.  Material risks that may affect Occidental’s results of operations and financial position appear in Part I, Item 1A "Risk Factors," and elsewhere.

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

Management has assessed the effectiveness of Occidental’s internal control system as of December 31, 2009 based on the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that, as of December 31, 2009, Occidental’s system of internal control over financial reporting is effective.

Occidental’s independent auditors, KPMG LLP, have issued an audit report on Occidental’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Board of Directors and Stockholders
Occidental Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009.  In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Occidental Petroleum Corporation and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 25, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders
Occidental Petroleum Corporation:

We have audited Occidental Petroleum Corporation and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Occidental Petroleum Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
February 25, 2010

Consolidated Statements of Income	Occidental Petroleum Corporation
In millions, except per-share amounts	and Subsidiaries

For the years ended December 31,	2009	2008	2007

revenues and other income
Net sales	$15,403	$24,217	$18,784
Interest, dividends and other income	118	236	355
Gains on disposition of assets, net	10	27	874

	15,531	24,480	20,013

costs and other deductions
Cost of sales (excludes depreciation, depletion and amortization of
$3,067 in 2009, $2,664 in 2008 and $2,338 in 2007)	5,360	7,423	6,454
Selling, general and administrative and other operating expenses	1,350	1,257	1,320
Depreciation, depletion and amortization	3,117	2,710	2,379
Taxes other than on income	433	588	414
Environmental remediation	25	28	107
Exploration expense	267	327	364
Charges for impairments	170	647	58
Interest and debt expense, net	140	129	339

	10,862	13,109	11,435

income before income taxes and other items	4,669	11,371	8,578
Provision for domestic and foreign income taxes	1,918	4,629	3,507
Income from equity investments	(227)	(213)	(82)

income from continuing operations	2,978	6,955	5,153
Discontinued operations, net	(12)	18	322

net income	2,966	6,973	5,475
Less: Net income attributable to noncontrolling interest	(51)	(116)	(75)

net income attributable to common stock	$2,915	$6,857	$5,400

basic earnings per common share (attributable to common stock)
Income from continuing operations	$3.60	$8.35	$6.06
Discontinued operations, net	(0.01)	0.02	0.39

basic earnings per common share	$3.59	$8.37	$6.45

diluted earnings per common share (attributable to common stock)
Income from continuing operations	$3.59	$8.32	$6.03
Discontinued operations, net	(0.01)	0.02	0.39

diluted earnings per common share	$3.58	$8.34	$6.42

dividends per common share	$1.31	$1.21	$0.94
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Occidental Petroleum Corporation
In millions	and Subsidiaries

Assets at December 31,	2009	2008

current assets

Cash and cash equivalents	$1,230	$1,777

Trade receivables, net of reserves of $30 in 2009 and $45 in 2008	4,142	3,117

Marketing and trading assets and other	1,203	1,012

Inventories	1,081	958

Prepaid expenses and other	430	308

Total current assets	8,086	7,172

investments in unconsolidated entities	1,732	1,263

property, plant and equipment

Oil and gas segment	43,692	40,091

Chemical segment	5,298	5,090

Midstream, marketing and other segment	3,056	2,445

Corporate	1,085	1,102

	53,131	48,728

Accumulated depreciation, depletion and amortization	(19,486)	(16,462)

	33,645	32,266

long-term receivables and other assets, net	766	836

TOTAL ASSETS	$44,229	$41,537

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Occidental Petroleum Corporation
In millions, except share and per-share amounts	and Subsidiaries

Liabilities and Stockholders’ Equity at December 31,	2009	2008

current liabilities

Current maturities of long-term debt	$239	$698

Accounts payable	3,379	3,306

Accrued liabilities	2,341	1,861

Domestic and foreign income taxes	28	158

Liabilities of discontinued operations	105	111

Total current liabilities	6,092	6,134

long-term debt, net	2,557	2,049

deferred credits and other liabilities

Deferred and other domestic and foreign income taxes	3,125	2,660

Long-term liabilities of discontinued operations	136	152

Other	3,160	3,217

	6,421	6,029

contingent liabilities and commitments

stockholders’ equity

Common stock, $0.20 par value, authorized 1.1 billion shares, outstanding shares:	177	176

2009 — 883,642,957 and 2008 — 881,423,225

Treasury stock: 2009 — 71,721,221 shares and 2008 — 71,176,487 shares	(4,161)	(4,121)

Additional paid-in capital	7,127	7,113

Retained earnings	26,534	24,684

Accumulated other comprehensive loss	(596)	(552)

Noncontrolling interest	78	25

	29,159	27,325

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,229	$41,537

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity	Occidental Petroleum Corporation
In millions	and Subsidiaries

						Accumulated
			Additional			Other
	Common	Treasury	Paid-in	Retained		Comprehensive	Noncontrolling
	Stock	Stock	Capital	Earnings		Income (Loss)	Interest
Balance, December 31, 2006	$174	$(1,481)	$6,905	$13,987		$(333)	$352
Net income	—	—	—	5,400	(a)	—	75
Uncertain tax positions adjustment	—	—	—	219		—	—
Other comprehensive loss, net of tax	—	—	—	—		(299)	—
Dividends on common stock	—	—	—	(787)		—	(59)
Issuance of common stock and other, net	1	—	166	—		—	—
Purchases of noncontrolling interest	—	—	—	—		—	(333)
Purchases of treasury stock	—	(1,129)	—	—		—	—
Balance, December 31, 2007	$175	$(2,610)	$7,071	$18,819		$(632)	$35
Net income	—	—	—	6,857	(a)	—	116
Other comprehensive income, net of tax	—	—	—	—		80	—
Dividends on common stock	—	—	—	(992)		—	(126)
Issuance of common stock and other, net	1	—	42	—		—	—
Purchases of treasury stock	—	(1,511)	—	—		—	—
Balance, December 31, 2008	$176	$(4,121)	$7,113	$24,684		$(552)	$25
Net income	—	—	—	2,915	(a)	—	51
Other comprehensive loss, net of tax	—	—	—	—		(44)	—
Dividends on common stock	—	—	—	(1,065)		—	(16)
Issuance of common stock and other, net	1	—	14	—		—	18
Purchases of treasury stock	—	(40)	—	—		—	—
Balance, December 31, 2009	$177	$(4,161)	$7,127	$26,534		$(596)	$78

(a)	Represent amounts attributable to common stock after deducting noncontrolling interest amounts.

Consolidated Statements of Comprehensive Income
In millions

For the years ended December 31,	2009	2008	2007
Net income attributable to common stock	$2,915	$6,857	$5,400
Other comprehensive income (loss) items:
Foreign currency translation adjustments (a)	32	(24)	14
Unrealized gains (losses) on derivatives (b)	(93)	207	(243)
Pension and postretirement adjustments (c)	1	(184)	(13)
Reclassification of realized losses (gains) on derivatives and securities (d)	13	68	(156)
Unrealized gains on securities (e)	3	13	99
Other comprehensive income (loss), net of tax (f)	(44)	80	(299)
Comprehensive income attributable to common stock	$2,871	$6,937	$5,101

(a)	Net of tax of $0 in all three years.
(b)	Net of tax of $53, ($118) and $139 in 2009, 2008 and 2007, respectively.
(c)	Net of tax of $0, $110 and $8 in 2009, 2008 and 2007, respectively.
(d)	Net of tax of ($7), ($39) and $89 in 2009, 2008 and 2007, respectively. 2007 amount represents the recognition of the gain on the sale of the remaining Lyondell Chemical Company (Lyondell) shares.
(e)	Net of tax of ($1), ($7) and ($56) in 2009, 2008 and 2007, respectively.
(f)	There were no other comprehensive income (loss) items related to noncontrolling interests in 2009, 2008 and 2007.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Occidental Petroleum Corporation
In millions	and Subsidiaries

For the years ended December 31,	2009	2008	2007

cash flow from operating activities
Net income	$2,966	$6,973	$5,475
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	12	(18)	(322)
Depreciation, depletion and amortization of assets	3,117	2,710	2,379
Deferred income tax provision	507	268	35
Other noncash charges to income	638	1,071	870
Gains on disposition of assets, net	(10)	(27)	(874)
Income from equity investments	(227)	(213)	(82)
Dry hole and impairment expense	212	244	189
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(602)	1,518	(2,219)
Increase in inventories	(107)	(64)	(71)
Decrease (increase) in prepaid expenses and other assets	(77)	6	(96)
(Decrease) increase in accounts payable and accrued liabilities	(403)	(1,342)	1,807
Increase (decrease) in current domestic and foreign income taxes	12	(222)	(73)
Other operating, net	(182)	(275)	(358)
Operating cash flow from continuing operations	5,856	10,629	6,660
Operating cash flow from discontinued operations, net of taxes	(43)	23	138

Net cash provided by operating activities	5,813	10,652	6,798

cash flow from investing activities
Capital expenditures	(3,581)	(4,664)	(3,360)
Sales of assets, net	51	27	509
Purchases of assets, net	(1,782)	(4,701)	(1,522)
Purchases of short-term investments	—	—	(10)
Sales of short-term investments	—	—	250
Sales of equity investments and available-for-sale investments	—	51	1,157
Equity investments and other, net	(15)	(42)	(88)
Investing cash flow from continuing operations	(5,327)	(9,329)	(3,064)
Investing cash flow from discontinued operations	—	—	(11)

Net cash used by investing activities	(5,327)	(9,329)	(3,075)

cash flow from financing activities
Proceeds from long-term debt	740	1,043	127
Payments of long-term debt	(699)	(96)	(1,291)
Proceeds from issuance of common stock	18	32	17
Purchases of treasury stock	(40)	(1,511)	(1,129)
Redemption of preferred stock	—	—	(75)
Cash dividends paid	(1,063)	(940)	(765)
Excess share-based tax benefits and other	27	90	71
Distributions to noncontrolling interest	(16)	(128)	(53)

Net cash used by financing activities	(1,033)	(1,510)	(3,098)

(Decrease) increase in cash and cash equivalents	(547)	(187)	625
Cash and cash equivalents — beginning of year	1,777	1,964	1,339

Cash and cash equivalents — end of year	$1,230	$1,777	$1,964

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	Occidental Petroleum Corporation
and Subsidiaries

Note 1	Summary of Significant Accounting Policies

Nature of Operations
In this report, "Occidental" or "the Company" refers to Occidental Petroleum Corporation, a Delaware corporation, (OPC), and/or one or more entities in which it owns a majority voting interest (subsidiaries).  Occidental is a multinational organization whose subsidiaries and affiliates operate in the oil and gas, chemical and midstream, marketing and other segments.  The oil and gas segment explores for, develops, produces and markets crude oil, including natural gas liquids (NGLs) and condensate, as well as natural gas.  The chemical segment (OxyChem) manufactures and markets basic chemicals, vinyls and other chemicals.   The midstream, marketing and other segment (midstream and marketing) gathers, treats, processes, transports, stores, purchases and markets crude oil (including NGLs and condensate), natural gas, carbon dioxide (CO2) and power.  It also trades around its assets, including pipelines and storage capacity, and trades commodities and securities.  Unless otherwise indicated hereafter, discussion of oil or oil and liquids refers to crude oil, NGLs and condensate.  In addition, discussions of oil and gas production or volumes, in general, refer to sales volumes unless context requires or it is indicated otherwise.

Principles of Consolidation
The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (GAAP) and include the accounts of OPC, its subsidiaries and its undivided interests in oil and gas exploration and production ventures.  Occidental's proportionate share of oil and gas exploration and production ventures, in which it has a direct working interest, is accounted for by reporting its proportionate share of assets, liabilities, revenues, costs and cash flows within the relevant lines on the balance sheets, income statements and cash flow statements.
Certain financial statements, notes and supplementary data for prior years have been reclassified to conform to the 2009 presentation.

Investments in Unconsolidated Entities
Investments in unconsolidated entities include equity-method investments.  Amounts representing Occidental’s percentage interest in the underlying net assets of affiliates (excluding undivided interests in oil and gas exploration and production ventures) in which it does not have a majority voting interest but as to which it exercises significant influence, are accounted for under the equity method.  Occidental reviews equity-method investments for impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred.  The amount of impairment, if any, is based on quoted market prices, where available, or other valuation techniques, including discounted cash flows.

Revenue Recognition
Revenue is recognized from oil and gas production when title has passed to the customer, which occurs when the product is shipped.  In international locations where oil is shipped by tanker, title passes when the tanker is loaded or product is received by the customer, depending on the shipping terms.  This process occasionally causes a difference between actual production in a reporting period and sales volumes that have been recognized as revenue.  Revenue from marketing and trading activities is recognized on net settled transactions upon completion of contract terms, and for physical deliveries upon title transfer.  For unsettled transactions, contracts that meet specified accounting criteria are recorded at fair value.  Revenue from all marketing and trading activities is reported on a net basis.
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

Risks and Uncertainties
The process of preparing consolidated financial statements in conformity with GAAP requires Occidental's management to make informed estimates and judgments regarding certain types of financial statement balances.  Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements.  Changes in facts and circumstances or discovery of new information relating to such transactions and events may result in revised estimates and judgments, and upon settlement actual results may differ from these estimates, but generally not by material amounts.  Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of Occidental’s financial position and results of operations.

Realization of deferred tax assets, including any net operating loss carry forwards, is dependent upon Occidental generating sufficient future taxable income in jurisdictions where such assets originate.  Occidental expects to realize the recorded deferred tax assets, net of any allowances, through future operating income and reversal of temporary differences.
The accompanying consolidated financial statements include assets of approximately $11.7 billion as of December 31, 2009, and net sales of approximately $5.9 billion for the year ended December 31, 2009, relating to Occidental’s operations in countries outside North America.  Occidental operates some of its oil and gas business in countries that occasionally have experienced political instability, armed conflict, terrorism, insurgency, civil unrest, security problems, labor unrest, OPEC production restrictions, equipment import restrictions and sanctions that prevent continued operations, all of which increase Occidental's risk of loss or delayed or restricted production or may result in other adverse consequences.  Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would seek compensation in the event of nationalization.
Since Occidental’s major products are commodities, significant changes in the prices of oil and gas and chemical products may have a significant impact on Occidental’s results of operations for any particular year.
Also, see "Property, Plant and Equipment" below.

Cash and Cash Equivalents
Cash equivalents are short-term, highly liquid investments that are readily convertible to cash.  Cash equivalents totaled approximately $1.2 billion and $1.8 billion at December 31, 2009 and 2008, respectively.

Short-Term Investments
Short-term investments are recorded at fair value with any unrealized gains or losses included in accumulated other comprehensive income/loss (AOCI).

Inventories
Materials and supplies are valued at the lower of weighted-average cost or market and are reviewed periodically for obsolescence.  Oil and natural gas inventories are valued at the lower of cost or market.
For the chemical segment, Occidental's inventories are valued at the lower of cost or market.  For most of its domestic inventories, other than materials and supplies, the chemical segment uses the last-in, first-out (LIFO) method as it better matches current costs and current revenue.  For other countries, Occidental uses the first-in, first-out method (if the costs of goods are specifically identifiable) or the average-cost method (if the costs of goods are not specifically identifiable).

Property, Plant and Equipment
Oil and Gas
The carrying value of Occidental’s property, plant and equipment (PP&E) is based on the cost incurred to acquire the PP&E, including any capitalized interest, net of accumulated depreciation, depletion and amortization (DD&A) and net of any impairment charges.  For acquisitions of a business, PP&E cost is determined by an allocation of total purchase price to the components of PP&E based on their estimated fair values at the date of acquisition.  Interest costs incurred in connection with qualifying capital expenditures are capitalized and amortized over the lives of the related assets.
Occidental uses the successful efforts method to account for its oil and gas properties.  Under this method, costs of acquiring properties, costs of drilling successful exploration wells and development costs are capitalized.  The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found.  At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found.  If no proved reserves have been found, the costs of the related exploratory wells are charged to expense.  In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells.  Occidental's practice is to expense the costs of such exploratory wells if a determination of proved reserves has not been made within a 12-month period after drilling is complete.  Annual lease rentals and geological, geophysical and seismic costs are expensed as incurred.

The following table summarizes the activity of capitalized exploratory well costs for the years ended December 31:

In millions	2009	2008	2007
Balance — Beginning of Year	$68	$17	$46
Additions to capitalized exploratory well costs pending the determination of proved reserves	42	69	18
Reclassifications to property, plant and equipment based on the determination of proved reserves	(11)	(3)	(5)
Capitalized exploratory well costs charged to expense	(57)	(15)	(42)
Balance — End of Year	$42	$68	$17

Proved oil and gas reserves (as defined in the Securities and Exchange Commission's Regulation S-X, Rule 4-10(a)) are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  Occidental has no proved oil and gas reserves for which the determination of commercial viability is subject to the completion of major additional capital expenditures.  Depreciation and depletion of oil and gas producing properties is determined by the unit-of-production method.
A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties.  At December 31, 2009, the net capitalized costs attributable to unproved properties were $1.9 billion.  The unproved amounts are not subject to DD&A or impairment until a determination is made as to the existence of proved reserves.  As exploration and development work progresses, if reserves on these properties are proved, capitalized costs attributable to the properties will be subject to depreciation and depletion.  If the exploration and development work were to be unsuccessful, or management's plans changed with respect to these properties, as a result of economic, operating or contractual conditions, the capitalized costs of the related properties would be expensed in the period in which the determination was made.  The timing of any writedowns of these unproved properties, if warranted, depends upon management's plans, the nature, timing and extent of future exploration and development activities and their results.  Occidental believes its current plans and exploration and development efforts will allow it to realize its unproved property balance.
Additionally, Occidental performs impairment tests with respect to its proved properties generally when prices decline other than temporarily, reserve estimates change significantly or other significant events occur that may impact the ability to realize the recorded asset amounts.  Impairment tests incorporate a number of assumptions involving expectations of future cash flows, which can change significantly over time.  These assumptions include estimates of future product prices, which Occidental bases on forward price curves, estimates of oil and gas reserves and estimates of future expected operations and development costs.  Fluctuations in commodities prices and production and development costs could cause management's plans to change with respect to unproved properties and could cause the carrying values of proved properties to be unrealizable.  Such circumstances could result in impairments in the carrying values of proved or unproved properties or both.  Any impairment loss would be calculated as the excess of the asset’s net book value over its estimated fair value.

Chemical
The most critical accounting policy affecting Occidental's chemical assets is the determination of the estimated useful lives of the PP&E.  Occidental’s chemical plants are depreciated using either the unit-of-production or straight-line method, based upon the estimated useful lives of the facilities.  The estimated useful lives of Occidental’s chemical assets, which range from three years to 50 years, are also used for impairment tests.  The estimated useful lives used for the chemical facilities are based on the assumption that Occidental will provide an appropriate level of annual expenditures to ensure productive capacity is sustained.  Without these continued expenditures, the useful lives of these plants could decrease significantly.  Other factors that could change the estimated useful lives of Occidental’s chemical plants include sustained higher or lower product prices, which are particularly affected by both domestic and foreign competition, demand, feedstock costs, energy prices, environmental regulations and technological changes.
Occidental performs impairment tests on its chemical assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets.  Any impairment loss would be calculated as the excess of the asset’s net book value over its estimated fair value.

Midstream and Marketing
Occidental’s midstream and marketing PP&E is depreciated over the estimated useful lives of the assets, using either the unit-of-production or straight-line method.
Occidental performs impairment tests on its midstream and marketing assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets.  Any impairment loss would be calculated as the excess of the asset’s net book value over its estimated fair value.

Fair Value Measurements
Occidental has categorized its assets and liabilities that are measured at fair value, based on the priority of the inputs to the valuation techniques, in a three-level fair value hierarchy: Level 1 – using quoted prices in active markets for identical assets or liabilities; Level 2 – using observable inputs other than quoted prices; and Level 3 – using unobservable inputs.  Occidental primarily applies the market approach for recurring fair value measurements, maximizes its use of observable inputs and minimizes its use of unobservable inputs.  Occidental utilizes the mid-point price between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value.  In addition to using market data, Occidental makes assumptions in valuing its assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

Certain of Occidental's derivative instruments are valued using industry-standard models that consider various inputs, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace.
Occidental generally uses an income approach to measure fair value when there is not a market observable price for an identical or similar asset or liability.  This approach utilizes management's best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk-adjusted discount rate.  The portion of derivatives valued using Level 3 inputs is de minimis.

Accrued Liabilities—Current
Accrued liabilities include accrued payroll, commissions and related expenses of $644 million and $352 million at December 31, 2009 and 2008, respectively.

Environmental Liabilities and Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Occidental records environmental reserves for estimated remediation costs that relate to existing conditions from past operations when environmental remediation efforts are probable and the costs can be reasonably estimated.  In determining the reserves and the range of reasonably possible additional loss, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements.  Occidental bases environmental reserves on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective.  Occidental periodically reviews reserves and adjusts them as new information becomes available.  Occidental records environmental reserves on a discounted basis only when the aggregate amount and the timing of cash payments are reliably determinable at the time the reserves are established.  The reserve methodology with respect to discounting for a specific site is not modified once it has been established.  Occidental generally records reimbursements or recoveries of environmental remediation costs in income when received, unless receipt of recovery is highly probable, in which case an accrual may be recorded.  As of December 31, 2009, 2008 and 2007, Occidental has not accrued any reimbursements or recoveries.
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
Certain sites involve multiple parties with various cost-sharing arrangements, which fall into the following three categories:  (1) environmental proceedings that result in a negotiated or prescribed allocation of remediation costs among Occidental and other alleged potentially responsible parties; (2) oil and gas ventures in which each participant pays its proportionate share of remediation costs reflecting its working interest; or (3) contractual arrangements, typically relating to purchases and sales of properties, in which the parties to the transaction agree to methods of allocating remediation costs.  In these circumstances, Occidental evaluates the financial viability of other parties with whom it is alleged to be jointly liable, the degree of their commitment to participate and the consequences to Occidental of their failure to participate when estimating Occidental's ultimate share of liability.  Occidental records reserves at its expected net cost of remedial activities and, based on these factors, believes that it will not be required to assume a share of liability of such other potentially responsible parties in an amount materially above amounts reserved.
In addition to the costs of investigations and cleanup measures, which often take in excess of ten years at Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) National Priorities List (NPL) sites, Occidental’s reserves include management’s estimates of the costs to operate and maintain remedial systems.  If remedial systems are modified over time in response to significant changes in site-specific data, laws, regulations, technologies or engineering estimates, Occidental reviews and adjusts its reserves accordingly.

Asset Retirement Obligations
In the period in which an asset retirement obligation is incurred and becomes reasonably estimable, Occidental recognizes the fair value of the liability if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of its useful life.  The liability amounts are based on future retirement cost estimates and incorporate many assumptions such as time to abandonment, technological changes, future inflation rates and the adjusted risk-free rate of interest.  When the liability is initially recorded, Occidental capitalizes the cost by increasing the related PP&E balances.  If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and PP&E.  Over time, the liability is increased and expense is recognized for changes in its present value, and the initial capitalized cost is depreciated over the useful life of the asset.  No market risk premium has been included in Occidental’s liability since no reliable estimate can be made at this time.

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
The following table summarizes the activity of the asset retirement obligation, of which $677 million and $480 million is included in deferred credits and other liabilities - other, with the remaining current portion in accrued liabilities at December 31, 2009 and 2008, respectively.

For the years ended December 31, (in millions)	2009	2008
Beginning balance	$521	$471
Liabilities incurred	84	38
Liabilities settled	(28)	(30)
Accretion expense	36	30
Acquisitions and other	8	45
Revisions to estimated cash flows	101	(33)
Ending balance	$722	$521

Derivative Instruments
Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty.  Occidental applies hedge accounting when transactions meet specified criteria for such treatment.  If a derivative does not qualify or is not designated and documented as a hedge, any fair value gains or losses are recognized in earnings in the current period.  For cash-flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) with an offsetting adjustment to the basis of the item being hedged.  Realized gains or losses from cash-flow hedges, and any ineffectiveness, are recorded as a component of net sales in the consolidated statements of income. Ineffectiveness is primarily created by a basis difference between the hedged item and the hedging instrument due to location, quality or grade of the physical commodity transactions.  Gains and losses from derivative instruments are reported net in the consolidated statements of income. There were no fair value hedges as of and for the years ended December 31, 2009, 2008 and 2007.
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

Stock-Based Incentive Plans
Occidental has established several shareholder-approved stock-based incentive plans for certain employees (Plans) that are more fully described in Note 12.  A summary of Occidental’s accounting policy under each type of award issued under the Plans follows below.
For cash- and stock-settled restricted stock units (RSUs), compensation expense is initially measured on the grant date using the quoted market price of Occidental’s common stock.  For stock options (Options), stock-settled stock appreciation rights (SARs), performance stock awards (PSAs) and total shareholder return incentives (TSRIs), compensation expense is initially measured on the grant date using potential exercise values or estimated payout level using valuation models.  Compensation expense for all awards is recognized on a straight-line basis over the requisite service periods, which is generally over the awards’ respective vesting or performance periods.  The compensation expense for PSAs and TSRIs are adjusted quarterly for any changes in the number of shares expected to be issued based on the performance criteria using valuation models.  In addition, every quarter the cash-settled portion of RSUs, SARs, PSAs and TSRIs is further revalued for changes in the values of the underlying stock.  All such performance or stock-price-related changes are recognized in periodic compensation expense.

Supplemental Cash Flow Information
Occidental paid U.S. federal, state and foreign income taxes of approximately $1.4 billion, $4.5 billion and $3.5 billion during the years ended December 31, 2009, 2008 and 2007, respectively.  Occidental also paid production, property and other taxes, mostly in the U.S., of approximately $584 million, $590 million and $463 million during the years ended December 31, 2009, 2008 and 2007, respectively.  Cash payments for federal, state and foreign income paid by discontinued operations were $8 million, $7 million and $17 million for the years 2009, 2008 and 2007, respectively.  Interest paid totaled approximately $164 million, $84 million and $307 million for the years 2009, 2008 and 2007, respectively.

Foreign Currency Transactions
The functional currency applicable to all of Occidental’s foreign oil and gas operations is the U.S. dollar since cash flows are denominated principally in U.S. dollars.  Occidental’s chemical operations in Brazil use the Real as the functional currency.  Exchange-rate changes on transactions denominated in non-U.S. dollar functional currencies generated gains of $36 million and $91 million in 2009 and 2008, respectively, and losses of $18 million in 2007.

Note 2	Acquisitions and Dispositions

Subsequent Event
In January 2010, Occidental and its partners signed a technical service contract with the government of Iraq to develop the Zubair Field in Iraq.
Occidental's management has evaluated events from January 1, 2010 through February 25, 2010 and has made the appropriate disclosures.

2009
On December 31, 2009, Occidental completed the acquisition of interests in Phibro LLC (Phibro) from Citigroup Inc. for approximately $370 million.  Phibro, primarily an investor in commodities and securities, is included as a part of Occidental's midstream and marketing segment.  The assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date.  The majority of Phibro's assets and liabilities are derivatives and trading securities, which are carried at fair value and, consequently, the allocated purchase prices are included in Note 7, Derivative Activities and Note 15, Fair Value Measurements.  No goodwill was recorded on this transaction.
In December 2009, Occidental purchased additional interests in the General Partner of the Plains All-American Pipeline, L.P. for approximately $330 million.  Occidental now owns approximately 22 percent of this entity.
Occidental and its partners signed a Development and Production Sharing Agreement (DPSA) in April 2009 with the National Oil and Gas Authority of Bahrain for further development of the Bahrain Field, which became effective in December 2009.  Under this agreement, a joint operating company formed by Occidental and its partners will serve as operator for the project.
In 2009, Occidental acquired various additional oil and gas properties in California and the Permian Basin for approximately $610 million.

2008
In August 2008, Occidental purchased noncontrolling interests in the General Partner of Plains All-American Pipeline, L.P. for approximately $330 million in cash.
In July 2008, Occidental purchased a 15-percent interest in the Joslyn Oil Sands Project (Joslyn) in northern Alberta, Canada, for approximately $500 million in cash.
In June 2008, Occidental signed an agreement for a third party to construct a west Texas gas processing plant that will provide carbon dioxide (CO2) for Occidental’s enhanced oil recovery projects in the Permian Basin.  Occidental will own and operate the new facility.
In June 2008, Occidental and its partner signed 30-year agreements (including a potential 5-year extension) with the Libyan National Oil Company (NOC) to upgrade its existing petroleum contracts in Libya.  The new agreements increased Occidental's after-tax economic returns while allowing NOC and Occidental to design and implement major field redevelopment and exploration programs in the Sirte Basin.  Occidental will contribute 37.5 percent of the development capital.  Under these contracts, Occidental will pay $750 million as its share of a signature bonus.  Occidental made its first payment in the amount of $450 million in June 2008 and its second payment of $150 million in June 2009.  Occidental's remaining payment of $150 million is due in June 2010.
In February 2008, Occidental purchased from Plains Exploration & Production Company (Plains) a 50-percent interest in oil and gas properties in the Permian Basin and western Colorado for approximately $1.5 billion in cash.  In December 2008, Occidental purchased the remainder of Plains’ interests in the same assets for $1.2 billion in cash.

2007
In September 2007, Occidental sold exploration properties in West Africa and recorded a pre-tax gain of $103 million.
In June 2007, Occidental completed a fair value exchange under which BP p.l.c. (BP) acquired Occidental's oil and gas interests in Horn Mountain and received cash.  Occidental acquired oil and gas interests in the Permian Basin and a gas processing plant in Texas from BP.  Occidental also purchased for cash BP's west Texas pipeline system and, in a separate transaction, Occidental sold its oil and gas interests in Pakistan to BP.  As a result of these transactions, both the Horn Mountain and Pakistan operations were classified as discontinued operations for all periods presented.  Net revenues and pre-tax income for discontinued operations related to Pakistan and Horn Mountain were $193 million and $469 million (including after-tax disposal gains of $230 million) in 2007.  The assets and liabilities of Horn Mountain and Pakistan are classified as assets of discontinued operations and liabilities of discontinued operations on the consolidated balance sheet.
In January 2007, Occidental sold its 50-percent joint venture interest in Russia for an after-tax gain of approximately $412 million.

Note 3	Accounting and Disclosure Changes

Future Accounting and Disclosure Changes
Effective for the first quarter of 2010, Occidental will modify its method of assessing the consolidation of variable interest entities as a result of adopting new accounting requirements issued by the Financial Accounting Standards Board (FASB) in June 2009.  Occidental is currently assessing the effect of this new guidance on its financial statements but does not expect it to be material.

Recently Adopted Accounting and Disclosure Changes
Effective for the year ended December 31, 2009, the Securities and Exchange Commission (SEC) and the FASB modified certain accounting and disclosure requirements for oil and gas properties, which Occidental adopted.  The new guidance includes changes to pricing methodology and the use of allowable technologies in the recognition and measurement of reserves, as well as oil and gas disclosure requirements.  As of December 31, 2009, Occidental conformed its disclosures to the new guidelines, which did not have a material impact on Occidental's financial statements.
As of December 31, 2009, Occidental enhanced its disclosures related to the assets held in defined benefit plans and other post-retirement benefits in accordance with disclosure requirements issued by the FASB in December 2008 and in April 2009.
In the quarter ended June 30, 2009, Occidental adopted new disclosure requirements for its evaluation of subsequent events as a result of new accounting guidance issued by the FASB in May 2009.
In the quarter ended June 30, 2009, Occidental adopted new disclosure requirements for the fair value of financial instruments in interim periods when it is practicable to estimate such values as a result of new accounting guidance issued by the FASB in April 2009.
Beginning January 1, 2009, Occidental modified its calculation of basic earnings per share (EPS) in accordance with new accounting guidance issued by the FASB in June 2008.  Under this new accounting guidance, instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are considered participating securities prior to vesting and, therefore, have been included in the earnings allocations in computing EPS under the two-class method.  While prior period EPS data has been adjusted retrospectively, this change had no material impact on Occidental’s financial statements.
Beginning January 1, 2009, Occidental adopted new disclosure requirements for its derivative and hedging activities as a result of new accounting guidance issued by the FASB in March 2008.
Beginning January 1, 2009, Occidental prospectively adopted the deferred portion of new accounting guidance related to the application of the measurement and disclosure framework of non-financial assets and liabilities that are recorded at fair value on a non-recurring basis.  This new guidance was issued by the FASB in February 2008.
Beginning January 1, 2009, Occidental adopted new accounting guidance related to the accounting and disclosure requirements for business combinations.  The new guidance was issued by the FASB in December 2007 and April 2009 and had no material impact on Occidental’s financial statements upon adoption.
On January 1, 2009, Occidental adopted new accounting guidance affecting the presentation and disclosure requirements related to noncontrolling interests in subsidiaries. Occidental adopted this new guidance prospectively, except for the presentation and disclosure requirements which were applied retrospectively to all periods presented. These new requirements were issued in December 2007 and had no material impact on Occidental’s financial statements upon adoption.

Note 4	Inventories

Net carrying values of inventories valued under the LIFO method were approximately $175 million and $166 million at December 31, 2009 and 2008, respectively.  Inventories consisted of the following:

Balance at December 31, (in millions)	2009	2008
Raw materials	$63	$123
Materials and supplies	515	412
Finished goods	584	494
	1,162	1,029
LIFO reserve	(81)	(71)
Total	$1,081	$958

Note 5	Long-term Debt

Long-term debt consisted of the following:

Balance at December 31, (in millions)	2009	2008
Occidental Petroleum Corporation
7.0% senior notes due 2013	$1,000	$1,000
4.125% senior notes due 2016	750	—
6.75% senior notes due 2012	368	368
4.25% medium-term senior notes due 2010	227	227
8.45% senior notes due 2029	116	116
9.25% senior debentures due 2019	116	116
10.125% senior debentures due 2009	―	91
7.2% senior debentures due 2028	82	82
8.75% medium-term notes due 2023	22	22
11.125% senior notes due 2010	12	12
	2,693	2,034
Subsidiary Debt
Dolphin Energy Limited (Dolphin Energy) loans due 2009 (3.915% as of December 31, 2008)	―	600
0.19% to 0.35% unsecured notes due 2011 through 2018	115	115
	2,808	2,749
Less:
Unamortized discount, net	(12)	(9)
Current maturities	(239)	(691)
Total	$2,557	$2,049

In July 2009, Occidental repaid its $600 million debt associated with Dolphin Energy's debt.  Also, in July 2009, Dolphin Energy refinanced its debt on a limited-recourse basis.  Occidental provided guarantees limited to certain political and other events. The fair value of these guarantees was immaterial.  At December 31, 2009, the notional amount was approximately $300 million, which represented a substantial majority of Occidental's total guarantees.
In May 2009, Occidental issued $750 million of 4.125-percent senior unsecured notes due 2016, receiving $740 million of net proceeds.  Interest on the notes will be payable semi-annually in arrears on June 1 and December 1 of each year.
In October 2008, Occidental issued $1 billion of 7-percent senior unsecured notes due 2013, receiving $985 million of net proceeds. Interest on the notes will be payable semi-annually in arrears on May 1 and November 1 of each year.
Occidental has a $1.5 billion bank credit facility (Credit Facility) through September 2012, which adjusts to $1.4 billion in September 2011.  The Credit Facility provides for the termination of the loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur or if Occidental files for bankruptcy.  Up to $350 million of the Credit Facility is available in the form of letters of credit.  Occidental did not draw down any amounts under the Credit Facility during 2009.  Available but unused lines of committed bank credit totaled approximately $1.5 billion at December 31, 2009.
None of Occidental's committed bank credits contain material adverse change clauses or debt ratings triggers that could restrict Occidental's ability to borrow under these lines.  Occidental's credit facilities and debt agreements do not contain ratings triggers that could terminate bank commitments or accelerate debt in the event of a ratings downgrade.  Borrowings under the Credit Facility bear interest at various benchmark rates, including LIBOR, plus a margin based on Occidental's senior debt ratings.  Additionally, Occidental paid an annual facility fee of 0.05 percent in 2009 on the total commitment amount, which was based on Occidental's senior debt ratings.

In May 2007, Occidental redeemed all $276 million of the outstanding principal amount of its 8.25-percent Vintage senior notes due 2012.  In January 2007, Occidental completed cash tender offers for portions of various debt instruments totaling $659 million in principal amount.  The redemption and repurchases resulted in a pre-tax interest expense of $167 million.
At December 31, 2009, minimum principal payments on long-term debt subsequent to December 31, 2009 aggregated $2.8 billion, of which $239 million is due in 2010, $68 million in 2011, $368 million in 2012, $1.0 billion in 2013, zero in 2014, zero in 2015 and $1.1 billion thereafter.
As of December 31, 2009, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.
Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account their maturities.  The estimated fair values of Occidental’s debt, at December 31, 2009 and 2008, were approximately $3.1 billion and $2.9 billion, respectively, compared to carrying values of approximately $2.8 billion and $2.7 billion, respectively.  Occidental's exposure to changes in interest rates relates primarily to its variable-rate, long-term debt obligations, and is not expected to be material.  As of December 31, 2009, variable-rate debt constituted approximately four percent of Occidental's total debt.

Note 6	Lease Commitments

The present value of minimum capital lease payments, net of the current portion, totaled $25 million at both December 31, 2009 and 2008.  These amounts are included in other liabilities.
Operating and capital lease agreements, which include leases for manufacturing facilities, office space, railcars and tanks, frequently include renewal or purchase options and require Occidental to pay for utilities, taxes, insurance and maintenance expense.
At December 31, 2009, future net minimum lease payments for capital and noncancelable operating leases (excluding oil and gas and other mineral leases, utilities, taxes, insurance and maintenance expense) were the following:

In millions	Capital	Operating	(a)
2010	$—	$153
2011	—	118
2012	—	87
2013	—	70
2014	—	59
Thereafter	26	630
Total minimum lease payments	26	$1,117
Less:
Imputed interest	1
Present value of minimum capital lease payments	$25

(a)
At December 31, 2009, these operating lease payments are net of sublease rental amounts of $15 million, which are to be received as follows (in millions):  2010—$4, 2011—$4, 2012—$4, 2013—$2 and 2014—$1.

Rental expense for operating leases, net of sublease rental income, was $172 million in 2009, $178 million in 2008 and $196 million in 2007.  Rental expense was net of sublease income of $4 million, $7 million and $7 million in 2009, 2008 and 2007, respectively.

Note 7	Derivative Activities

Objective & Strategy
Occidental has used derivatives to reduce its long-term exposure to price volatility on a small portion of its oil and gas production.  Through its low-risk marketing and trading activities and within its established policy controls and procedures, Occidental has also used derivative instruments, including a combination of short-term futures, forwards, options and swaps to improve realized prices for its oil and gas.
Additionally, Occidental, through its Phibro subsidiary, will also engage in trading activities using derivatives for the purpose of generating profits mainly from market price changes of commodities.
Refer to Note 1 for Occidental’s accounting policy on derivatives.

Cash-Flow Hedges
Occidental holds a series of collar agreements that qualify as cash-flow hedges for the sale of approximately 2 percent of its crude oil production.  These agreements continue to the end of 2011.  The following table presents the daily quantities and weighted-average strike prices of Occidental's collar positions as of December 31, 2009:

	Crude Oil  Collars
	Daily Volume (barrels)	Average Floor	Average Cap
2010	12,000	$33.00	$46.35
2011	12,000	$32.92	$46.27

In 2009, Occidental entered into financial swap agreements related to the sale of a portion of its natural gas production from the Rockies that qualify as cash-flow hedges. The following table presents the daily quantities and weighted-average hedged prices that will be received by Occidental as of December 31, 2009:

	Natural Gas  Swaps
	Daily Volume	Average Strike Price
January 2010 - December 2010	40 million cubic feet	$5.03
December 2010 - March 2012	50 million cubic feet	$6.07

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes.  These agreements continue through 2010.  As of December 31, 2009, Occidental had approximately 28 billion cubic feet of natural gas held in storage. Occidental has designated the forecasted sale of approximately 24 billion cubic feet of natural gas from storage as cash-flow hedges.
The following table presents the pre-tax gains (losses) recognized in and reclassified from Accumulated Other Comprehensive Income (AOCI) and recognized in income (net sales), including any hedge ineffectiveness, for derivative instruments classified as cash-flow hedges for the year ended December 31, 2009:

Cash-Flow Hedges (in millions)	Gains (Losses) Recognized in AOCI – Effective Portion	Amount of (Gains) Losses Reclassified from AOCI into Income – Effective Portion	Gains Recognized in Income – Ineffective Portion
Commodity contracts 
Occidental’s crude oil production	$(162)	$74	$10
Occidental’s natural gas production	(2)	—	—
Commodity contracts 
Natural gas storage	19	(50)	—
Total	$(145)	$24	$10

The following table summarizes net after-tax derivative activity recorded in AOCI for the years ended December 31, 2009 and 2008:

In millions	2009	2008
Beginning Balance	$(150)	$(441)
Gains (losses) from changes in cash-flow hedges	(93)	207
Losses reclassified to income	16	84
Ending Balance	$(227)	$(150)

During the next twelve months, Occidental expects that approximately $106 million of net after-tax derivative losses included in AOCI, based on their valuation as of December 31, 2009, will be reclassified into income.

Derivatives Not Designated as Hedging Instruments
Occidental’s third-party marketing and trading activities have been focused on purchasing crude oil and natural gas for resale from partners, producers and third parties whose oil and gas supply is located near the midstream and marketing assets; such as pipelines, processing plants and storage facilities, that are owned or leased by Occidental.  These purchases allow Occidental to aggregate volumes to maximize prices received for Occidental’s production.  The aggregate volumes and durations of these third-party marketing and trading purchase and sales contracts generally approximate each other.  In addition, Occidental’s trading unit, Phibro, uses derivative instruments to profit from market price changes.

The following table presents gross volumes of Occidental’s commodity derivatives not designated as hedging instruments as of December 31, 2009:

Commodity	Volumes
Occidental’s production sales contracts
Crude oil	9 million barrels

Third-party marketing and trading activities
Purchase contracts
Crude oil	161 million barrels
Natural gas	1,386 billion cubic feet
Electricity	408,000 megawatt hours

Sales contracts
Crude oil	182 million barrels
Natural gas	1,556 billion cubic feet
Electricity	408,000 megawatt hours

In addition, Occidental has certain other commodity trading contracts, including agricultural products, metals, precious metals and foreign exchange contracts, which were not material to Occidental as of December 31, 2009.
Approximately $61 million of gains from derivatives not designated as hedging instruments were recognized in net sales for the year ended December 31, 2009.
The following table presents the gross fair value of Occidental’s outstanding derivatives as of December 31, 2009:

	Asset Derivatives	Fair	Liability Derivatives	Fair
(in millions)	Balance Sheet Location	Value	Balance Sheet Location	Value
Cash-flow hedges (a)
	Marketing and trading assets and other	$2	Accrued liabilities	$(168)
Commodity contracts	Long-term receivables and other assets, net	5	Deferred credits and other liabilities	(174)
		$7		$(342)

Derivatives not designated as hedging instruments (a)
	Marketing and trading assets and other	$776	Accrued liabilities	$(789)
Commodity contracts	Long-term receivables and other assets, net	72	Deferred credits and other liabilities	(69)
		848		(858)
Total gross fair value of derivatives		855		(1,200)
Less: counterparty netting and cash collateral		(642)		648
Total net fair value of derivatives		$213		$(552)

(a)	The above fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.

See Note 15 for fair value measurement disclosures on derivatives.

Credit Risk
A majority of Occidental’s derivative transactions are exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these transactions are executed on a daily margin basis.  Cash collateral of $222 million deposited by Occidental with clearing houses, which has not been reflected in the derivative fair value tables, is included in the marketing and trading assets and other balance as of December 31, 2009.
In addition, Occidental executes a portion of its derivative transactions in the over-the-counter (OTC) market with various high-credit-quality counterparties.  Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments.  Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, and by entering into master netting arrangements with the counterparties, as appropriate.  Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary.  Certain of Occidental's OTC derivative instruments contain collateral thresholds.  If the credit exposure exceeds collateral thresholds or if Occidental’s or the counterparty’s credit rating is reduced by the major credit rating agencies, Occidental or the counterparty may be required to post collateral via available cash or letters of credit to satisfy the difference between the current exposure and the negotiated credit threshold.  As of December 31, 2009, Occidental had a net liability of $357 million for which Occidental has posted $43 million of collateral in the normal course of business.  This net liability amount of $357 million represents the fair value of derivative instruments with credit-risk-related contingent features.  Occidental believes that if it had received a one-notch reduction in its credit rating, it would not have resulted in a material change in its collateral-posting requirements as of December 31, 2009.

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
As of December 31, 2009, Occidental participated in or monitored remedial activities or proceedings at 168 sites.  The following table presents Occidental’s environmental remediation reserves as of December 31, 2009, 2008 and 2007, the current portion of which is included in accrued liabilities ($84 million in 2009, $68 million in 2008 and $69 million in 2007) and the remainder in deferred credits and other liabilities — other ($319 million in 2009, $371 million in 2008 and $388 million in 2007).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA NPL (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

$ amounts in millions	2009		2008		2007
	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance
NPL sites	39	$57	40	$60	39	$81
Third-party sites	81	104	76	117	79	124
Occidental-operated sites	19	126	19	127	18	121
Closed or non-operated Occidental sites	29	116	31	135	27	131

Total	168	$403	166	$439	163	$457

As of December 31, 2009, Occidental’s environmental reserves exceeded $10 million each at 14 of the 168 sites described above, and 118 of the sites had reserves from $0 to $1 million each.

As of December 31, 2009, two landfills in western New York owned by Occidental accounted for 70 percent of its reserves associated with NPL sites.  Maxus Energy Corporation has retained the liability and indemnified Occidental for 17 of the remaining NPL sites.
As of December 31, 2009, Maxus has also retained the liability and indemnified Occidental for 16 of the 81 third-party sites.  Two of the remaining 65 third-party sites — a former copper mining and smelting operation in Tennessee and an active refinery in Louisiana where Occidental reimburses the current owner and operator for certain remedial activities — accounted for 54 percent of Occidental’s reserves associated with these sites.
Five sites — chemical plants in Kansas, Louisiana and New York and two groups of oil and gas properties in the southwestern United States — accounted for 71 percent of the reserves associated with the Occidental-operated sites.  Five other sites — former chemical plants in Delaware, Michigan, Tennessee and Washington and a closed coal mine in Pennsylvania — accounted for 75 percent of the reserves associated with closed or non-operated Occidental sites.
The following table shows environmental reserve activity for the past three years:

In millions	2009	2008	2007
Balance — Beginning of Year	$439	$457	$412
Remediation expenses and interest accretion	26	29	108
Changes from acquisitions/dispositions	4	25	5
Payments	(66)	(72)	(68)
Balance — End of Year	$403	$439	$457

Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $375 million.

Environmental Costs
Occidental’s environmental costs, some of which include estimates, are shown below for each segment for the years ended December 31:

In millions	2009	2008	2007
Operating Expenses
Oil and Gas	$123	$127	$99
Chemical	67	85	80
Midstream and Marketing	14	20	9
	$204	$232	$188
Capital Expenditures
Oil and Gas	$83	$104	$55
Chemical	15	18	14
Midstream and Marketing	4	6	4
	$102	$128	$73
Remediation Expenses
Corporate	$25	$28	$107

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
Lawsuits filed in Nicaragua against Occidental Chemical Corporation (OxyChem) and other companies that once manufactured or used the pesticide dibromochloropropane (DBCP) claim damages of several billion dollars for alleged personal injuries.  In the opinion of management, the claims against OxyChem are without merit because, among other things, the DBCP it manufactured was never sold or used in Nicaragua.  Nicaraguan courts have entered judgments of approximately $900 million against four defendants, including OxyChem, which, if affirmed and ultimately enforced, would be shared equally among the defendants.  When the plaintiffs attempted to enforce one judgment in Miami, the federal district court granted summary judgment in favor of OxyChem and refused to enforce the judgment, finding the Nicaraguan court lacked personal jurisdiction because OxyChem DBCP was not used in Nicaragua, OxyChem did not have sufficient contacts with Nicaragua, and other grounds for dismissal.  OxyChem has no assets in Nicaragua and, in the opinion of management, no such Nicaraguan judgment would be enforceable in the United States.
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits for taxable years through 2007 have concluded for U.S. federal income tax purposes, the 2008 and 2009 taxable years are currently under audit by the U.S. Internal Revenue Service pursuant to its compliance assurance program.  Foreign government tax authorities are in various stages of auditing Occidental, and income taxes for taxable years from 2000 through 2009 remain subject to examination in certain jurisdictions.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.
Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling rigs and services, electrical power, steam and certain chemical raw materials.  Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities.  At December 31, 2009, commitments for major fixed and determinable capital expenditures during 2010 and thereafter were approximately $1.2 billion.
Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of December 31, 2009, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.
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

The domestic and foreign components of income from continuing operations before domestic and foreign income taxes and net of noncontrolling interest amounts were as follows:

For the years ended December 31, (in millions)	Domestic	Foreign	Total
2009	$2,091	$2,754	$4,845
2008	$5,923	$5,545	$11,468
2007	$4,604	$3,981	$8,585

The provisions (credits) for domestic and foreign income taxes on continuing operations consisted of the following:

For the years ended December 31, (in millions)	U.S. Federal	State and Local	Foreign	Total
2009
Current	$16	$27	$1,368	$1,411
Deferred	606	37	(136)	507
	$622	$64	$1,232	$1,918
2008
Current	$1,558	$166	$2,637	$4,361
Deferred	435	29	(196)	268
	$1,993	$195	$2,441	$4,629
2007
Current	$1,371	$125	$1,976	$3,472
Deferred	48	14	(27)	35
	$1,419	$139	$1,949	$3,507

The following is a reconciliation, stated as a percentage of pre-tax income, of the United States statutory federal income tax rate to Occidental’s effective tax rate on income from continuing operations:

For the years ended December 31,	2009	2008	2007
United States federal statutory tax rate	35%	35%	35%
Operations outside the United States	5	6	6
State taxes, net of federal benefit	1	1	1
Other	(1)	(2)	(1)
Tax rate provided by Occidental	40%	40%	41%

The tax effects of temporary differences resulting in deferred income taxes at December 31, 2009 and 2008 were as follows:

	2009		2008
Tax effects of temporary differences (in millions)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, plant and equipment differences	$15	$4,230	$16	$3,646
Environmental reserves	144	—	177	—
Postretirement benefit accruals	331	—	296	—
Deferred compensation and benefits	262	—	240	—
Asset retirement obligations	209	—	159	—
Derivatives	132	—	64	—
Foreign tax credit carryforward	426	—	423	—
State income taxes	77	—	85	—
All other	433	153	409	205
Subtotal	2,029	4,383	1,869	3,851
Valuation allowance	(491)	—	(478)	—
Total deferred taxes	$1,538	$4,383	$1,391	$3,851

Included in total deferred tax assets was a current portion aggregating $280 million and $200 million as of December 31, 2009 and 2008, respectively, that was reported in prepaid expenses and other.  Total deferred tax assets were $1.5 billion and $1.4 billion as of December 31, 2009 and 2008, respectively, the noncurrent portion of which is netted against deferred tax liabilities.
Occidental has, as of December 31, 2009, foreign tax credit carryforwards of $426 million, which expire in varying amounts through 2019 and various state operating loss carryforwards, which have varying carryforward periods through 2025.  Occidental establishes a valuation allowance against net operating losses and other deferred tax assets to the extent it believes future benefit from these assets will not be realized in the statutory carryforward periods.  Substantially all of Occidental's valuation allowance is provided for foreign tax credit and state operating loss carryforwards.
A deferred tax liability has not been recognized for temporary differences related to unremitted earnings of certain consolidated foreign subsidiaries aggregating approximately $5.5 billion at December 31, 2009, as it is Occidental’s intention, generally, to reinvest such earnings permanently.  If the earnings of these foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $85 million would be required, assuming utilization of available foreign tax credits.
The discontinued operations include an income tax benefit of $2 million in 2009, a charge of $29 million in 2008 and a charge of $141 million in 2007.
Additional paid-in capital was credited $24 million in 2009, $77 million in 2008 and $43 million in 2007 for an excess tax benefit from the exercise of certain stock-based compensation awards.
As of December 31, 2009, Occidental had liabilities for unrecognized tax benefits of approximately $52 million included in deferred credits and other liabilities – other, all of which, if subsequently recognized, would have affected Occidental’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the years ended December 31, (in millions)	2009	2008
Balance at January 1,	$62	$83
Additions based on tax positions related to the current year	2	57
Reductions based on tax positions related to prior years and settlements	(12)	(78)
Balance at December 31,	$52	$62

Occidental records estimated potential interest and penalties related to liabilities for unrecognized tax benefits in the provisions for domestic and foreign income and other taxes and these amounts were not material for the years ended December 31, 2009, 2008 and 2007.
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

Note 11	Stockholders’ Equity

The following is an analysis of common stock issuances:

(shares in thousands)	Common Stock
Balance, December 31, 2006	870,679
Issued	2,643
Options exercised and other, net	3,802
Balance, December 31, 2007	877,124
Issued	1,532
Options exercised and other, net	2,767
Balance, December 31, 2008	881,423
Issued	1,697
Options exercised and other, net	523
Balance, December 31, 2009	883,643

Treasury Stock
Occidental has had a 95-million share authorization in place since 2008 for its share repurchase program; however, the program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.  In 2008 and 2007, Occidental purchased 19.8 million and 20.6 million shares, respectively, under the program at an average cost of $76.33 and $54.75 per share, respectively.
Additionally, Occidental purchased shares from the trustee of its defined contribution savings plan during the years ended December 31, 2009, 2008 and 2007.

Nonredeemable Preferred Stock
Occidental has authorized 50,000,000 shares of preferred stock with a par value of $1.00 per share.  At December 31, 2009, 2008 and 2007, Occidental had no outstanding shares of preferred stock.

Earnings Per Share
As discussed in Note 3, Occidental adopted new accounting guidance for EPS on January 1, 2009.  Under this new accounting guidance, Occidental's instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are considered participating securities prior to vesting, and, therefore, have been included in the earnings allocations in computing basic and diluted EPS under the two-class method.

Basic EPS was computed by dividing net income attributable to common stock by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS further reflected the dilutive effect of stock options and unvested stock awards. The following table presents the calculation of basic and diluted EPS for the years ended December 31:

	Years Ended December 31
In millions, except per-share amounts	2009	2008	2007
Basic EPS
Income from continuing operations	$2,978	$6,955	$5,153
Less: Income from continuing operations attributable to noncontrolling interest	(51)	(116)	(75)
Income from continuing operations attributable to common stock	2,927	6,839	5,078
Discontinued operations	(12)	18	322
Net income attributable to common stock	2,915	6,857	5,400
Less: Net income allocated to participating securities	(4)	(13)	(18)
Net income attributable to common stock, net of participating securities	$2,911	$6,844	$5,382
Weighted average number of basic shares	811.3	817.6	834.9
Basic EPS	$3.59	$8.37	$6.45

Diluted EPS
Net income attributable to common stock, net of participating securities	$2,911	$6,844	$5,382
Weighted average number of basic shares	811.3	817.6	834.9
Dilutive effect of potentially dilutive securities	2.5	2.9	3.8
Total diluted weighted average common shares	813.8	820.5	838.7
Diluted EPS	$3.58	$8.34	$6.42
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following after-tax losses:

Balance at December 31, (in millions)	2009	2008
Foreign currency translation adjustments	$(2)	$(34)
Unrealized losses on derivatives	(227)	(150)
Pension and post-retirement adjustments (a)	(363)	(365)
Unrealized losses on securities	(4)	(3)
Total	$(596)	$(552)

(a)	See Note 13 for further information.

Note 12	Stock-Based Incentive Plans

Occidental has established several Plans that allow it to issue stock-based awards in the form of RSUs, Options, SARs, PSAs and TSRIs.  At December 31, 2009, an aggregate of 66 million shares of Occidental common stock were reserved for issuance under outstanding awards and approximately 54 million shares were available for future awards.  During 2009, non-employee directors were granted awards for 63,134 shares of restricted stock that fully vested on the grant date.  Compensation expense for these awards was measured using the quoted market price of Occidental's common stock on the grant date and was fully recognized at that time.

The table below summarizes certain stock-based incentive amounts for the past three years:

For the years ended December 31, (in millions)	2009	2008	2007
Compensation expense	$151	$139	$290
Income tax benefit recognized in the income statement	$55	$51	$105
Intrinsic value of options and stock-settled SAR exercises	$58	$291	$110
Cash paid (a)	$50	$177	$95
Fair value of RSUs and PSAs vested during the year (b)	$142	$112	$128

(a)	Includes cash paid under the cash-settled SARs and the cash-settled portion of the PSAs and RSUs.
(b)	As measured on the vesting date for the stock-settled portion of the RSUs and PSAs.

As of December 31, 2009, there was $174 million of pre-tax unrecognized compensation expense, based on year-end valuation, related to all unvested stock-based incentive award grants.  This expense is expected to be recognized over a weighted-average period of 2.4 years.

RSUs
Certain employees are awarded the right to receive cash-settled RSUs, which are equivalent in value to actual shares of Occidental common stock but are paid in cash at the time of vesting.  These awards vest either in total over two years or ratably over three years after the grant date and can be forfeited or accelerated under certain conditions.  For those awards which vest in total over two years, dividend equivalents are accumulated during the vesting period and are paid when they vest.  For those awards which vest ratably, dividend equivalents are paid during the vesting period.  The weighted-average, grant-date fair values of these awards granted in 2009, 2008 and 2007 were $66.43, $76.23 and $61.90 per share, respectively.
Certain employees are awarded the right to receive stock-settled RSUs that vest ratably over three or five years from the grant date and can be forfeited or accelerated under certain conditions.  Dividend equivalents are paid during the vesting period.  There were no such awards granted in 2009 and the 2008 and 2007 grants were immaterial.
A summary of changes in Occidental’s unvested cash- and stock-settled RSUs during the year ended December 31, 2009 is presented below:

	Cash-Settled		Stock-Settled
		Weighted-Average		Weighted-Average
	RSUs	Grant-Date	RSUs	Grant-Date
	(000's)	Fair Value	(000's)	Fair Value
Unvested at January 1	1,335	$71.97	433	$46.27
Granted	585	$66.43	—	$—
Vested	(367)	$69.25	(370)	$46.17
Forfeitures	(107)	$72.01	(2)	$50.45
Unvested at December 31	1,446	$70.40	61	$46.79

Stock Options and SARs
Certain employees have been granted Options that are settled in stock and SARs that are settled either only in stock or only in cash.  No Options or SARs have been granted since 2006 and all outstanding awards are vested.  Exercise prices of the Options and SARs were equal to the quoted market value of Occidental’s stock on the grant date.  Generally, the Options and SARs vest ratably over three years from the grant date with a maximum term of ten years.  These Options and SARs may be forfeited or accelerated under certain circumstances.
The fair value of each Option, stock-settled SAR or cash-settled SAR is initially measured on the grant date using the Black Scholes option valuation model.  The expected life is estimated based on the actual weighted-average life of historical exercise activity of the grantee population at the grant date.  The volatility factors are based on the historical volatilities of Occidental common stock over the expected lives as estimated on the grant date.  The risk-free interest rate is the implied yield available on zero coupon T-notes (US Treasury Strip) at the grant date with a remaining term equal to the expected life.  The dividend yield is the expected annual dividend yield over the expected life, expressed as a percentage of the stock price on the grant date.  Estimates of fair value may not accurately predict actual future events or the value ultimately realized by employees who receive stock-based incentive awards, and subsequent events may not be indicative of the reasonableness of the original estimates of fair value made by Occidental.

The following is a summary of Option and SAR transactions during the year ended December 31, 2009:

	Stock-Settled				Cash-Settled
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
	SARs &	Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value	SARs	Exercise	Contractual	Value
	(000's)	Price	Term (yrs)	(000’s)	(000's)	Price	Term (yrs)	(000’s)
Beginning balance, January 1,	3,978	$34.94			1,318	$24.66
Exercised	(1,565)	$41.94			(233)	$24.66
Ending balance, December 31,	2,413	$30.40	4.6	$122,909	1,085	$24.66	4.5	$61,518
Exercisable at December 31,	2,413	$30.40	4.6	$122,909	1,085	$24.66	4.5	$61,518

Performance-Based Awards
Occidental had certain performance-based restricted awards granted in July 2006 that vested in 2009.

PSAs and TSRIs
Certain executives are awarded PSAs and TSRIs that vest at the end of the four-year period following the grant date if performance targets are certified as being met.  TSRIs granted in July 2009 had payouts that ranged from 0 to 200 percent of the target award that would settle, once certified, 60 percent in stock and 40 percent in cash.  TSRIs granted in July 2008 and 2007 had payouts that ranged from 0 to 150 percent of the target award that would settle, once certified, equally in stock and cash.  PSAs granted prior to July 2007 had payouts that ranged from 0 to 200 percent of the target award and provided that, once certified, the first 100 percent payout would settle only in stock and any payout in excess of 100 percent would settle in cash.  Dividend equivalents for PSA and TSRI target shares are paid during the performance period regardless of the payout range or settlement provision.
The fair values of PSAs and TSRIs are initially determined based on the underlying value of Occidental's common stock and estimated payout level.  The estimate of the ultimate payout level of the PSAs and TSRIs are determined on the grant date using a Monte Carlo simulation model based on Occidental's assumptions, noted in the following table, and the volatility from corresponding peer companies.  The expected life is based on the vesting period (Term).  The risk-free interest rate is the implied yield available on zero coupon T-notes (US Treasury Strip) at the time of grant with a remaining term equal to the Term.  The dividend yield is the expected annual dividend yield over the Term, expressed as a percentage of the stock price on the grant date.  Estimates of fair value may not accurately predict actual future events or the value ultimately realized by the employees who receive the awards, and subsequent events may not be indicative of the reasonableness of the original estimates of fair value made by Occidental.

The grant-date assumptions used in the Monte Carlo simulation models for the estimated payout level of PSAs and TSRIs were as follows:

	PSAs	TSRIs
Year Granted	2007	2009	2008	2007
Assumptions used:
Risk-free interest rate	4.1%	2.1%	3.0%	4.4%
Dividend yield	1.9%	2.0%	1.7%	1.7%
Volatility factor	25%	28%	31%	26%
Expected life (years)	4	4	4	4
Grant-date fair value of underlying Occidental common stock	$48.83	$66.74	$77.00	$61.93

The fair value of the cash-settled portion of the PSAs and TSRIs are updated quarterly through vesting for changes in Occidental common stock price and changes in estimated payout levels using a Monte Carlo simulation model and updated assumptions.  Changes in value of the cash-settled portion of the PSAs and TSRIs are recorded in compensation expense each quarter.  Compensation expense is recognized ratably over the vesting period for all awards, along with the quarterly change in the fair value of the cash-settled portion of the PSAs and TSRIs.
A summary of Occidental’s unvested PSAs and TSRIs as of December 31, 2009 and changes during the year ended December 31, 2009, is presented below:

	PSAs		TSRIs
		Weighted-Average		Weighted-Average
	Awards (000’s)	Grant Date Fair Value of Occidental Stock	Awards (000’s)	Grant Date Fair Value of Occidental Stock
Unvested at January 1 (a)	583	$37.83	934	$68.66
Granted (a)	—	$—	804	$66.74
Vested (b)	(246)	$29.26	—	$—
Forfeitures	(19)	$45.28	(38)	$67.78
Unvested at December 31 (a)	318	$43.99	1,700	$66.77

(a)	Unvested awards and award grants are presented at the target payouts.
(b)	The weighted-average payout at vesting was 200 percent of the target.

Note 13	Retirement Plans and Postretirement Benefits

Occidental has various benefit plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

Defined Contribution Plans
All domestic employees and certain foreign national employees are eligible to participate in one or more of the defined contribution retirement or savings plans that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, age level and employee contributions.  Certain salaried employees participate in a supplemental retirement plan that provides restoration of benefits lost due to governmental limitations on qualified retirement benefits.  The accrued liabilities for the supplemental retirement plan were $95 million and $97 million as of December 31, 2009 and 2008, respectively, and Occidental expensed $97 million in 2009, $93 million in 2008 and $86 million in 2007 under the provisions of these defined contribution and supplemental retirement plans.

Defined Benefit Plans
Participation in defined benefit plans is limited and approximately 1,100 domestic and 2,100 foreign national employees, mainly union, nonunion hourly and certain employees that joined Occidental from acquired operations with grandfathered benefits, are currently accruing benefits under these plans.
Pension costs for Occidental’s defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.

Other Postretirement Benefit Plans
Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents.  The benefits are generally funded by Occidental as the benefits are paid during the year.  The total benefit costs, including the postretirement costs, were approximately $161 million in 2009, $144 million in 2008 and $131 million in 2007.

Obligations and Funded Status
Occidental recognizes the overfunded or underfunded amounts of its defined benefit pension and postretirement plans in its financial statements and uses a measurement date of December 31.  The following table shows the funding status of Occidental's plans:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
For the years ended December 31, (in millions)	2009	2008	2009	2008	2009	2008

Changes in benefit obligation:
Benefit obligation — beginning of year	$542	$527	$768	$662	$39	$33
Service cost — benefits earned during the period	15	14	16	13	1	—
Interest cost on projected benefit obligation	28	30	39	36	2	2
Actuarial loss	28	23	74	112	2	5
Foreign currency exchange rate loss (gain)	15	(16)	—	—	—	—
Benefits paid	(46)	(45)	(55)	(55)	(1)	(1)
Business acquisitions	—	—	6	—	—	―
Plan amendments and other	1	9	—	—	—	—

Benefit obligation — end of year	$583	$542	$848	$768	$43	$39

Changes in plan assets:
Fair value of plan assets — beginning of year	$400	$567	$—	$—	$3	$4
Actual return on plan assets	91	(136)	—	—	—	(1)
Foreign currency exchange rate gain (loss)	6	(5)	—	—	—	—
Employer contributions	31	19	—	—	—	1
Benefits paid	(46)	(45)	—	—	(1)	(1)

Fair value of plan assets — end of year	$482	$400	$—	$—	$2	$3

Unfunded status:	$(101)	$(142)	$(848)	$(768)	$(41)	$(36)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets were $184 million, $161 million and $35 million, respectively, as of December 31, 2009, and $388 million, $363 million and $233 million, respectively, as of December 31, 2008.  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with plan assets in excess of the accumulated benefit obligation were $399 million, $390 million and $447 million, respectively, as of December 31, 2009, and $154 million, $146 million and $167 million, respectively, as of December 31, 2008.
Occidental has 401(h) accounts established within certain defined benefit pension plans.  These plans allow Occidental to fund postretirement medical benefits for employees at two of its operations.  Contributions to these 401(h) accounts are made at Occidental's discretion.  All of Occidental's other postretirement benefit plans are unfunded.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
As of December 31, (in millions)	2009	2008	2009	2008	2009	2008
Other assets	$52	$21	$—	$—	$—	$—
Accrued liabilities	(10)	(10)	(56)	(51)	—	—
Deferred credits and other liabilities – other	(143)	(153)	(792)	(717)	(41)	(36)
	$(101)	$(142)	$(848)	$(768)	$(41)	$(36)

At December 31, 2009 and 2008, AOCI included the following after-tax balances:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
As of December 31, (in millions)	2009	2008	2009	2008	2009	2008
Net loss	$103	$139	$243	$208	$12	$11
Prior service cost	2	3	3	4	—	—
	$105	$142	$246	$212	$12	$11

Occidental does not expect any plan assets to be returned during 2010.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in OCI

	Pension Benefits			Postretirement Benefits
				Unfunded Plans			Funded Plans
For the years ended December 31, (in millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Net periodic benefit costs:
Service cost — benefits earned during the period	$15	$14	$9	$16	$13	$12	$1	$—	$1
Interest cost on benefit obligation	28	30	27	39	36	34	2	2	2
Expected return on plan assets	(25)	(39)	(38)	—	—	—	—	—	(1)
Amortization of prior service cost	1	—	1	1	1	1	—	—	—
Recognized actuarial loss	20	6	3	20	15	14	1	1	1
Settlement and special termination benefits cost (a)	—	—	3	—	—	—	—	—	—
Currency adjustments	11	(12)	10	—	—	—	—	—	—

Net periodic benefit cost	$50	$(1)	$15	$76	$65	$61	$4	$3	$3

(a)	Settlement cost relates to benefit distributions made in 2007.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $12 million and $1 million, respectively.  The estimated net loss and prior service cost for the defined benefit postretirement plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $25 million and $1 million, respectively.

Additional Information
Occidental’s defined benefit pension and postretirement benefit plan obligations are determined based on various assumptions and discount rates.  The discount rate assumptions used are meant to reflect the interest rate at which the obligations could effectively be settled on the measurement date.  Occidental uses the fair value of assets to determine expected return on plan assets in calculating pension expense.  Occidental funds and expenses negotiated pension increases for domestic union employees over the terms of the applicable collective bargaining agreements.

The following table sets forth the weighted-average assumptions used to determine Occidental's benefit obligation and net periodic benefit cost for domestic plans:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
For the years ended December 31,	2009	2008	2009	2008	2009	2008
Benefit Obligation Assumptions:
Discount rate	5.12%	5.25%	5.12%	5.25%	5.12%	5.25%
Rate of compensation increase	4.00%	4.00%	—	—	—	—

Net Periodic Benefit Cost Assumptions:
Discount rate	5.25%	5.68%	5.25%	5.68%	5.25%	5.68%
Assumed long term rate of return on assets	6.50%	7.00%	—	—	6.50%	7.00%
Rate of compensation increase	4.00%	4.00%	—	—	—	—

For domestic pension plans and postretirement benefit plans, Occidental based the discount rate on the Hewitt Bond Universe yield curve in 2009 and 2008.  The weighted-average rate of increase in future compensation levels is consistent with Occidental’s past and anticipated future compensation increases for employees participating in retirement plans that determine benefits using compensation.  The assumed long-term rate of return on assets is estimated with regard to current market factors but within the context of historical returns.  Occidental considers historical returns and correlation of equities and fixed income securities and current market factors such as inflation and interest rates.
For pension plans outside the United States, Occidental based its discount rate on rates indicative of government or investment grade corporate debt in the applicable country, taking into account hyperinflationary environments when necessary.  The discount rates used for the foreign pension plans ranged from 1.5 percent to 12.0 percent at both December 31, 2009 and 2008.  The average rate of increase in future compensation levels ranged from a low of 1.5 percent to a high of 12.0 percent in 2009, depending on local economic conditions.  The expected long-term rate of return on plan assets was 6.9 percent and 5.2 percent in excess of local inflation in 2009 and 2008, respectively.
The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates projected at an assumed Consumer Price Index (CPI) increase of 2.55 percent and 2.25 percent as of December 31, 2009 and 2008, respectively.  Beginning in 1993, participants other than certain union employees have paid for all medical cost increases in excess of increases in the CPI.  For those union employees, the health care cost trend rates were projected at annual rates ranging ratably from 9 percent in 2009 to 6 percent through the year 2015 and level thereafter.  A 1-percent increase or a 1-percent decrease in these assumed health care cost trend rates would result in an increase of $26 million or a reduction of $25 million, respectively, in the postretirement benefit obligation as of December 31, 2009, and a corresponding increase or reduction of $2 million in interest cost in 2009.  The annual service costs would not be materially affected by these changes.
The actuarial assumptions used could change in the near term as a result of changes in expected future trends and other factors that, depending on the nature of the changes, could cause increases or decreases in the plan liabilities.

Fair Value of Pension and Postretirement Plan Assets
Occidental employs a total return investment approach that uses a mix of equity and fixed income investments to maximize the long-term return of plan assets at a prudent level of risk.  The investments are monitored by Occidental’s Investment Committee in its role as fiduciary.  The Investment Committee, consisting of senior Occidental executives, selects and employs various external professional investment management firms to manage specific investments across the spectrum of asset classes. The resulting aggregate investment portfolio contains a diversified blend of equity and fixed-income investments.  Equity investments are diversified across United States and non-United States stocks, as well as differing styles and market capitalizations.  Other asset classes such as private equity and real estate may be used to enhance long-term returns while improving portfolio diversification.  The target allocation of plan assets is 60 percent equity securities and 40 percent debt securities.  Investment performance is measured and monitored on an ongoing basis through quarterly investment and manager guideline compliance reviews, annual liability measurements, and periodic studies.
Pension and postretirement plan assets are measured at fair value.  Common stocks, publicly registered mutual funds, U.S. government securities, corporate bonds, convertible bonds, and preferred stocks are valued using quoted market prices in active markets when available.  When quoted market prices are not available, these investments are valued using pricing models with observable inputs from both active and non-active markets.  Common/collective trusts are valued at the net asset value (NAV) of the units provided by the fund issuer, which represents the quoted price in a non-active market.  Collateral received for securities loaned include investments in short-term investment funds.  The short-term investment funds are valued at the NAV of the units provided by the fund issuer.  Partnerships and joint ventures are valued using the liquidation value, which approximates fair value.  The guaranteed deposit account is valued using a composite market value factor, which approximates fair value.

The fair values of Occidental’s pension plan assets by asset category are as follows (in millions):

	Using Fair Value Measurements at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Asset Category:
Cash and cash equivalents	$1	$—	$—	$1
Collateral received for securities loaned	—	11	—	11
U.S. government securities	17	23	—	40
Corporate bonds (a)	—	55	—	55
Common/collective trusts and mutual funds (b)	144	47	—	191
Common and preferred stocks (c)	187	—	—	187
Other	—	—	18	18
Total pension plan assets (d)	$349	$136	$18	$503

(a)	This category represents investment grade bonds of U.S. and non-U.S. issuers from diverse industries.
(b)	This category includes investment funds that primarily invest in U.S. and non-U.S. common stocks and fixed income securities.
(c)	This category represents investment in U.S. and non-U.S. common and preferred stocks from diverse industries.
(d)	Amount excludes net payables of $21 million as of December 31, 2009.

The activity during the year ended December 31, 2009 for the assets using Level 3 fair value measurements was not significant.
Occidental expects to contribute $11 million to its defined benefit pension plans during 2010. All of the contributions are expected to be in the form of cash.
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

For the years ended December 31, (in millions)	Pension Benefits	Postretirement Benefits
2010	$45	$59
2011	$48	$60
2012	$49	$59
2013	$51	$58
2014	$54	$57
2015 — 2019	$281	$276

Note 14	Investments and Related-Party Transactions

At December 31, 2009 and 2008, investments in unconsolidated entities, including advances, comprised $1.7 billion and $1.3 billion of equity-method investments, respectively.

Equity Investments
At December 31, 2009, Occidental’s equity investments consisted mainly of a 24.5-percent interest in the stock of Dolphin Energy, an approximately 22-percent interest in the General Partner of Plains All-American Pipeline L.P. and various other partnerships and joint ventures.  Equity investments paid dividends of $139 million, $111 million and $33 million to Occidental in 2009, 2008 and 2007, respectively.  At December 31, 2009, cumulative undistributed earnings of equity-method investees since their respective acquisitions were $306 million.  At December 31, 2009, Occidental's investments in equity investees exceeded the underlying equity in net assets by $938 million, of which $174 million represents goodwill and $764 million relates to assets, including intangibles, which are being amortized over their estimated useful lives.

The following table presents Occidental’s ownership interest in the summarized financial information of its equity-method investments:

For the years ended December 31, (in millions)	2009	2008	2007

Revenues	$1,080	$860	$463
Costs and expenses	847	647	381

Net income	$233	$213	$82

As of December 31, (in millions)	2009	2008

Current assets	$1,422	$411
Non-current assets	$2,904	$1,655
Current liabilities	$713	$387
Long-term debt	$1,951	$726
Other non-current liabilities	$138	$116
Stockholders’ equity	$1,524	$837

Occidental’s investment in Dolphin, which was acquired in 2002, consists of two separate economic interests through which Occidental owns (i) a 24.5-percent undivided interest in the assets and liabilities associated with a DPSA which is proportionately consolidated in the financial statements; and (ii) a 24.5-percent interest in the stock of Dolphin Energy, which is accounted for as an equity investment.
In Ecuador, Occidental has a 14-percent interest in the Oleoducto de Crudos Pesados Ltd. (OCP) oil export pipeline, which Occidental records as an equity investment.
Occidental has a 50-percent interest in Elk Hills Power, LLC (EHP), a limited liability company that operates a gas-fired, power-generation plant in California, which it accounts for as an equity-method investment.

Related-Party Transactions
Occidental purchases power, steam and chemicals from and sells oil, gas, chemicals and power to certain of its equity investees at market-related prices.  During 2009, 2008 and 2007, Occidental entered into the following related-party transactions and had the following amounts due from or to its related parties:

December 31, (in millions)	2009	2008	2007
Purchases (a)	$174	$315	$236
Sales	$222	$433	$351
Services	$2	$1	$1
Advances and amounts due from	$123	$8	$184
Amounts due to	$112	$—	$—

(a)	In 2009, 2008 and 2007, purchases from EHP accounted for 73 percent, 97 percent and 98 percent, respectively.

Note 15	Fair Value Measurements

Fair Values - Recurring
The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis (in millions):

	Fair Value Measurements at December 31, 2009 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Trading securities
Marketing and trading assets and other, net	$230	$—	$—	$—		$230
Derivative financial instruments
Marketing and trading assets and other, net	373	405	—	(600)		178
Long-term receivables, net	—	77	—	(42)		35
Total assets	$603	$482	$—	$(642)		$443

Liabilities:
Derivative financial instruments
Accrued liabilities	$412	$545	$—	$(606)		$351
Deferred credits and other liabilities-other	—	243	—	(42)		201
Total liabilities	$412	$788	$—	$(648)		$552

	Fair Value Measurements at December 31, 2008 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Derivative financial instruments
Marketing and trading assets and other, net	$611	$785	$—	$(1,150)		$246
Long-term receivables, net	3	85	—	(29)		59
Total assets	$614	$870	$—	$(1,179)		$305

Liabilities:
Derivative financial instruments
Accrued liabilities	$698	$652	$—	$(1,150)		$200
Deferred credits and other liabilities-other	—	273	—	(29)		244
Total liabilities	$698	$925	$—	$(1,179)		$444

(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values - Nonrecurring
At year-end, Occidental evaluates its significant properties for potential impairment.  Based on this annual impairment evaluation, certain Argentine producing properties were impaired as of December 31, 2009.  The fair value of the PP&E was $144 million, resulting in an impairment charge of $170 million, and was measured using an income approach based upon internal estimates of future production levels, prices, costs and a discount rate, which were Level 3 inputs.

Financial Instruments Fair Value
The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.

Note 16	Industry Segments and Geographic Areas

Occidental conducts its continuing operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing.  The oil and gas segment explores for, develops, produces and markets crude oil, including NGLs and condensate, as well as natural gas.  The chemical segment manufactures and markets basic chemicals, vinyls and other chemicals.  The midstream and marketing segment gathers, treats, processes, transports, stores, purchases and markets crude oil (including NGLs and condensate), natural gas, CO2 and power.  It also trades around its assets, including pipelines and storage capacity, and trades commodities and securities.
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
Identifiable assets are those assets used in the operations of the segments.  Corporate assets consist of cash, certain corporate receivables and PP&E, and the investment in Joslyn.

Industry Segments
In millions
	Oil and Gas		Chemical		Midstream, Marketing and Other		Corporate and Eliminations		Total

YEAR ENDED DECEMBER 31, 2009
Net sales	$11,598	(a)	$3,225	(b)	$1,016	(c)	$(436)		$15,403

Pretax operating profit (loss)	$4,735	(d,e)	$389		$235		$(514	) (f)	$4,845	(d)
Income taxes	—		—		—		(1,918)		(1,918)
Discontinued operations, net	—		—		—		(12)		(12)

Net income (loss)	$4,735	(d,e)	$389		$235		$(2,444	) (g)	$2,915	(d)

Investments in unconsolidated entities	$118		$131		$1,473		$10		$1,732

Property, plant and equipment additions, net (h)	$2,907		$213		$583		$39		$3,742

Depreciation, depletion and amortization	$2,688		$298		$110		$21		$3,117

Total assets	$29,646		$3,608		$8,773		$2,202		$44,229

YEAR ENDED DECEMBER 31, 2008
Net sales	$18,187	(a)	$5,112	(b)	$1,598	(c)	$(680)		$24,217

Pretax operating profit (loss)	$10,651	(d,e)	$669	(i)	$520		$(372	)(f)	$11,468	(d)
Income taxes	—		—		—		(4,629)		(4,629)
Discontinued operations, net	—		—		—		18		18

Net income (loss)	$10,651	(d,e)	$669	(i)	$520		$(4,983	)(g)	$6,857	(d)

Investments in unconsolidated entities	$84		$82		$1,087		$10		$1,263

Property, plant and equipment additions, net (h)	$3,973		$245		$507		$101		$4,826

Depreciation, depletion and amortization	$2,307		$311		$73		$19		$2,710

Total assets	$28,522		$3,457		$6,424		$3,134		$41,537

YEAR ENDED DECEMBER 31, 2007
Net sales	$13,304	(a)	$4,664	(b)	$1,388	(c)	$(572)		$18,784

Pretax operating profit (loss)	$7,957	(d,e)	$601		$367		$(340	)(f)	$8,585	(d)
Income taxes	—		—		—		(3,507)		(3,507)
Discontinued operations, net	—		—		—		322		322

Net income (loss)	$7,957	(d,e)	$601		$367		$(3,525	)(g)	$5,400	(d)

Investments in unconsolidated entities	$81		$118		$584		$—		$783

Property, plant and equipment additions, net (h)	$2,994		$251		$244		$8		$3,497

Depreciation, depletion and amortization	$1,992		$304		$67		$16		$2,379

Total assets	$23,421		$3,814		$6,589		$2,695		$36,519

(See footnotes on next page)

Footnotes:
(a)	Crude oil sales represented approximately 87 percent, 87 percent and 85 percent of the oil and gas segment net sales for the years ended December 31, 2009, 2008 and 2007, respectively.
(b)	Total product sales for the chemical segment were as follows:

	Basic Chemicals	Vinyls	Other Chemicals
Year ended December 31, 2009	61%	34%	5%
Year ended December 31, 2008	58%	39%	3%
Year ended December 31, 2007	52%	45%	3%

(c)	Total sales for the midstream and marketing segment were as follows:

	Gas Plants	Cogeneration	Marketing, Trading, Transportation and other
Year ended December 31, 2009	56%	26%	18%
Year ended December 31, 2008	60%	30%	10%
Year ended December 31, 2007	53%	26%	21%

(d)	Represents amount attributable to common stock after deducting noncontrolling interest amounts of $51 million, $116 million and $75 million for 2009, 2008 and 2007, respectively.
(e)
The 2009 amount includes a $170 million fourth quarter pre-tax charge for the impairment of certain Argentine producing properties and an $8 million pre-tax charge for the termination of rig contracts.  The 2008 amount includes a pre-tax charge of $599 million for asset impairments, including undeveloped acreage in Argentina and Yemen and domestic producing properties, and a pre-tax charge of $58 million for termination of rig contracts.  The 2007 amount includes an after-tax gain of $412 million from the sale of Occidental’s interest in a Russian joint venture, an after-tax gain of $112 million from certain litigation settlements, a pre-tax gain of $103 million from the sale of exploration properties, a pre-tax gain of $35 million from the sale of miscellaneous domestic oil and gas interests and a $74 million pre-tax loss from the exploration impairments.

(f)	Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items noted in footnote (g) below.
(g)	Includes the following significant items affecting earnings for the years ended December 31:

Benefit (Charge) (In millions)	2009	2008	2007
corporate
Pre-tax operating profit (loss)
Railcar leases	$(15)	$—	$—
Severance charge	(40)	—	(25)
Gain on sale of Lyondell shares	—	—	326
Debt purchase expense	—	—	(167)
Facility closure	—	—	(47)
	$(55)	$—	$87
Income taxes
Tax effect of pre-tax adjustments *	$77	$238	$(2)
	$77	$238	$(2)

Discontinued operations, net of tax	$(12)	$18	$322
* Amounts represent the tax effect of all pre-tax adjustments listed, as well as those in footnote (e).

(h)
Includes capital expenditures, capitalized interest and capitalized CO2, and excludes purchases of assets, net.  Also includes amounts attributable to the noncontrolling interest in a Colombian subsidiary.

(i)	Includes a pre-tax charge of $90 million for plant closure and impairments.

Geographic Areas
In millions
	Net sales (a)			Property, plant and equipment, net
For the years ended December 31,	2009	2008	2007	2009	2008	2007
United States	$9,448	$15,258	$12,300	$23,440	$22,164	$17,838

Foreign
Qatar	2,201	3,298	2,145	2,842	2,896	2,964
Colombia	922	1,721	1,271	688	661	402
Oman	1,038	1,207	741	1,885	1,625	1,215
Yemen	667	1,016	861	398	386	494
Argentina	588	504	461	2,508	2,766	3,031
Libya	243	748	625	968	979	222
Other Foreign	296	465	380	916	789	112
Total Foreign	5,955	8,959	6,484	10,205	10,102	8,440

Total	$15,403	$24,217	$18,784	$33,645	$32,266	$26,278

(a)	Sales are shown by individual country based on the location of the entity making the sale.

2009 Quarterly Financial Data (Unaudited)	Occidental Petroleum Corporation
In millions, except per-share amounts	and Subsidiaries

Three months ended	March 31	June 30	September 30	December 31

Segment net sales
Oil and gas	$2,137	$2,726	$3,089	$3,646
Chemical	792	811	842	780
Midstream, marketing and other	228	250	285	253
Eliminations	(84)	(100)	(112)	(140)

Net sales	$3,073	$3,687	$4,104	$4,539

Gross profit	$904	$1,518	$1,869	$2,252

Segment earnings
Oil and gas (b)	$545	$1,083	$1,464	$1,643 (a)
Chemical	169	115	72	33
Midstream, marketing and other	14	63	77	81
	728	1,261	1,613	1,757

Unallocated corporate items
Interest expense, net	(20)	(23)	(33)	(33)
Income taxes	(241)	(455)	(549)	(673)
Other	(96)	(99)	(102)	(108)

Income from continuing operations (b)	371	684	929	943
Discontinued operations, net	(3)	(2)	(2)	(5)

Net income attributable to common stock	$368	$682	$927	$938

Basic earnings per common share (b)
Income from continuing operations	$0.45	$0.84	$1.14	$1.16
Discontinued operations, net	—	—	—	(0.01)

Basic earnings per common share	$0.45	$0.84	$1.14	$1.15

Diluted earnings per common share (b)
Income from continuing operations	$0.45	$0.84	$1.14	$1.16
Discontinued operations, net	—	—	—	(0.01)

Diluted earnings per common share	$0.45	$0.84	$1.14	$1.15

Dividends per common share	$0.32	$0.33	$0.33	$0.33

Market price per common share
High	$64.00	$71.59	$79.58	$85.20
Low	$47.50	$51.52	$58.67	$73.74
(a)	Includes a fourth quarter pre-tax charge of $170 million for asset impairments related to certain Argentine producing properties.
(b)	Represent amounts attributable to common stock after deducting noncontrolling interest amounts.

2008 Quarterly Financial Data (Unaudited)	Occidental Petroleum Corporation
In millions, except per-share amounts	and Subsidiaries

Three months ended	March 31	June 30	September 30	December 31

Segment net sales
Oil and gas	$4,518	$5,501	$5,422	$2,746
Chemical	1,267	1,386	1,454	1,005
Midstream, marketing and other	405	418	381	394
Eliminations	(170)	(189)	(197)	(124)

Net sales	$6,020	$7,116	$7,060	$4,021

Gross profit	$3,478	$4,334	$4,118	$1,612

Segment earnings
Oil and gas (c)	$2,888	$3,806	$3,618	$339 (a)
Chemical	179	144	219	127 (b)
Midstream, marketing and other	123	161	66	170
	3,190	4,111	3,903	636

Unallocated corporate items
Interest expense, net	—	(7)	(3)	(16)
Income taxes	(1,294)	(1,671)	(1,546)	(118)
Other	(77)	(133)	(82)	(54)

Income from continuing operations (c)	1,819	2,300	2,272	448
Discontinued operations, net	27	(3)	(1)	(5)

Net income attributable to common stock	$1,846	$2,297	$2,271	$443

Basic earnings per common share (c)
Income from continuing operations	$2.21	$2.79	$2.78	$0.55
Discontinued operations, net	0.03	—	—	—

Basic earnings per common share	$2.24	$2.79	$2.78	$0.55

Diluted earnings per common share (c)
Income from continuing operations	$2.19	$2.78	$2.77	$0.55
Discontinued operations, net	0.03	—	—	—

Diluted earnings per common share	$2.22	$2.78	$2.77	$0.55

Dividends per common share	$0.25	$0.32	$0.32	$0.32

Market price per common share
High	$80.83	$100.04	$92.49	$70.11
Low	$60.70	$72.23	$63.96	$39.93

(a)
Includes a fourth quarter pre-tax charge of $599 million for asset impairments, including undeveloped acreage in Argentina and Yemen and domestic producing properties (included in depreciation, depletion and amortization expense), and a fourth quarter pre-tax charge of $58 million for rig contract terminations.

(b)	Includes a fourth quarter pre-tax charge of $90 million for plant closure and impairments.
(c)	Represent amounts attributable to common stock after deducting noncontrolling interest amounts.

Supplemental Oil and Gas Information (Unaudited)

The following tables set forth Occidental’s net interests in quantities of proved developed and undeveloped reserves of crude oil, NGLs, condensate and natural gas and changes in such quantities.  Unless otherwise indicated hereafter, discussion of oil or oil and liquids refers to crude oil, condensate and NGLs.  In addition, discussions of oil and gas production or volumes, in general, refer to sales volumes unless context requires or it is indicated otherwise.  The reserves are stated after applicable royalties.  The estimated reserves include Occidental's economic interests under production sharing contracts (PSCs) and other similar economic arrangements.

Occidental’s estimates of proved reserves and associated future net cash flows as of December 31, 2009 were made solely by Occidental’s technical personnel and are the responsibility of management.  The reserve estimation process involves reservoir engineers, geoscientists, planning engineers and financial analysts.  As part of this process, all reserves volumes are estimated by a forecast of production rates, operating costs and capital expenditures.  Price differentials between benchmark prices and realized prices and specifics of each operating agreement are then used to estimate the net reserves.  Production rate forecasts are derived by a number of methods, including estimates from decline curve analyses, material balance calculations that take into account the volume of substances replacing the volumes produced and associated reservoir pressure changes, or computer simulation of the reservoir performance.  Operating and capital costs are forecasted using the current cost environment applied to expectations of future operating and development activities.

The current Senior Director of Worldwide Reserves and Reservoir Engineering is responsible for overseeing the preparation of reserve estimates, including the internal audit and review of Occidental's oil and gas reserves data.  The Senior Director has over 28 years of experience in the upstream sector of the exploration and production business, and has held various assignments in North America, Asia and Europe.  He is a three-time past Chair of the Society of Petroleum Engineers Oil and Gas Reserves Committee.  He is an American Association of Petroleum Geologists (AAPG) Certified Petroleum Geologist and the current Chair of the AAPG Committee on Resource Evaluation. He is a member of the Society of Petroleum Evaluation Engineers, the Colorado School of Mines Potential Gas Committee and the UNECE Expert Group on Resource Classification.  The Senior Director has Bachelor of Science and Master of Science degrees in geology from Emory University in Atlanta.

Occidental has a Corporate Reserves Review Committee (Reserves Committee), consisting of senior corporate officers, to monitor and review Occidental's oil and gas reserves.  The Reserves Committee reports to the Audit Committee of Occidental's Board of Directors periodically during the year.  Since 2003, Occidental has retained Ryder Scott Company, L.P. (Ryder Scott), independent petroleum engineering consultants, to review its annual oil and gas reserve estimation processes.

In 2009, Ryder Scott compared Occidental’s methods and procedures for estimating oil and gas reserves to generally accepted industry standards and reviewed certain pertinent facts interpreted and assumptions made in estimating the proved reserves volumes, preparing the economic evaluations and determining reserves classifications.  Ryder Scott reviewed the specific application of such methods and procedures for selected oil and gas properties considered to be a valid representation of Occidental’s total reserves portfolio.  In 2009, Ryder Scott reviewed approximately 20 percent of Occidental’s proved oil and gas reserves.  Since being engaged in 2003, Ryder Scott has reviewed the specific application of Occidental’s reserve estimation methods and procedures for approximately 71 percent of Occidental’s proved oil and gas reserves.  Management retains Ryder Scott to provide objective third-party input on its methods and procedures and to gather industry information applicable to Occidental’s reserve estimation and reporting process.  Ryder Scott has not been engaged to render an opinion as to the reasonableness of reserves quantities reported by Occidental.

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

Occidental has classified its Horn Mountain (in 2007) and Pakistan (in 2007) operations as discontinued operations on a retrospective basis and excluded them from all tables in the Supplemental Oil and Gas Information section.

Effective for the year ended December 31, 2009, the SEC and the Financial Accounting Standards Board modified certain disclosure requirements for oil and gas properties.  As of December 31, 2009, Occidental conformed its disclosures to the new guidelines as follows:

➢
additional disclosures were provided regarding proved undeveloped reserves, including investments and progress made to convert proved undeveloped reserves to proved developed reserves and reasons why any material amounts of proved undeveloped reserves remain undeveloped for five or more years; and

➢
general disclosures were incorporated regarding recording of new reserves, material additions to reserve estimates and, as appropriate, reasonable technologies used to establish reserves estimates and categories;

➢	proved oil and gas reserves were calculated using the unweighted arithmetic average of the first-day-of-the-month price for each month within the year instead of the year-end spot price; and

➢	the standard for reasonable certainty in determination of reserves was applied using its newly defined meaning of "a high degree of confidence."

The new rules also require that reserves coming from certain non-traditional sources and technologies be included in reserves if they can be proved.  As of December 31, 2009, Occidental did not have any reserves from non-traditional sources.

Historically, Occidental’s production volumes and reserves have been reported as a mix of pre-tax and after-tax volumes while its revenues have reflected only pre-tax sales.  This difference is caused by Occidental’s PSCs in the Middle East/North Africa where production is immediately taken and sold to pay the local income tax.  Occidental has historically reported these volumes as additional revenues and income taxes but not additional production and reserves.  To simplify Occidental’s reporting and to conform with industry practice, Occidental has included these volumes in its reserves as of December 31, 2009.  Beginning in 2010, Occidental’s production volumes and revenues will be reported on the same basis.

Oil Reserves
In millions of barrels
	United States	Latin America (a)	Middle East/ North Africa	Total
proved developed and undeveloped reserves

Balance at December 31, 2006	1,660	220	330	2,210 (c)
Revisions of previous estimates	(20)	(17)	(43)	(80)
Improved recovery	114	17	53	184
Extensions and discoveries	1	14	2	17
Purchases of proved reserves	47	—	10	57
Sales of proved reserves	—	—	—	—
Production	(95)	(25)	(44)	(164)

Balance at December 31, 2007	1,707	209	308	2,224
Revisions of previous estimates	(243)	(8)	137	(114)
Improved recovery	99	44	46	189
Extensions and discoveries	11	—	—	11
Purchases of proved reserves	71	—	—	71
Sales of proved reserves	(2)	—	—	(2)
Production	(96)	(26)	(47)	(169)

Balance at December 31, 2008	1,547	219	444 (b)	2,210
Revisions of previous estimates	58	(32)	108	134
Improved recovery	56	37	51	144
Extensions and discoveries	29	2	—	31
Purchases of proved reserves	15	—	11	26
Sales of proved reserves	—	—	—	—
Production	(99)	(28)	(52)	(179)

Balance at December 31, 2009	1,606	198	562 (b)	2,366

proved developed reserves
December 31, 2006	1,382	135	251	1,768
December 31, 2007	1,406	115	265	1,786
December 31, 2008	1,209	119	345	1,673
December 31, 2009 (d)	1,286	125	446	1,857

proved undeveloped reserves
December 31, 2006	278	85	79	442
December 31, 2007	301	94	43	438
December 31, 2008	338	100	99	537
December 31, 2009 (e)	320	73	116	509

(a)	Excludes proved oil reserves related to the noncontrolling interest of a Colombian subsidiary.
(b)	Proved reserve amounts relate to PSCs.
(c)	Excludes proved oil reserves of 30 million barrels as of December 31, 2006, related to Occidental's joint venture interest in Russia, which was sold in 2007.
(d)	Approximately five percent of the proved developed reserves at December 31, 2009 are nonproducing, the majority of which are located in the United States.
(e)	The amount of Occidental's proved undeveloped reserves that have not been developed for over five years was not material.

Gas Reserves
In billions of cubic feet
	United States	Latin America	Middle East/ North Africa (a)	Total
proved developed and undeveloped reserves

Balance at December 31, 2006	2,424	194	1,106	3,724
Revisions of previous estimates	35	5	(130)	(90)
Improved recovery	406	5	6	417
Extensions and discoveries	5	19	11	35
Purchases of proved reserves	18	—	—	18
Sales of proved reserves	—	—	—	—
Production	(216)	(15)	(30)	(261)

Balance at December 31, 2007	2,672	208	963	3,843
Revisions of previous estimates	(490)	(26)	328	(188)
Improved recovery	281	46	21	348
Extensions and discoveries	76	—	—	76
Purchases of proved reserves	832	—	—	832
Sales of proved reserves	(3)	—	—	(3)
Production	(215)	(16)	(76)	(307)

Balance at December 31, 2008	3,153	212	1,236	4,601
Revisions of previous estimates	(688)	(40)	281	(447)
Improved recovery	137	26	11	174
Extensions and discoveries	362	2	—	364
Purchases of proved reserves	67	—	736	803
Sales of proved reserves	—	—	—	—
Production	(232)	(17)	(89)	(338)

Balance at December 31, 2009	2,799	183	2,175	5,157

proved developed reserves
December 31, 2006	1,940	137	560	2,637
December 31, 2007	1,997	140	932	3,069
December 31, 2008	1,866	142	1,206	3,214
December 31, 2009 (b)	1,931	125	1,759	3,815

proved undeveloped reserves
December 31, 2006	484	57	546	1,087
December 31, 2007	675	68	31	774
December 31, 2008	1,287	70	30	1,387
December 31, 2009 (c)	868	58	416	1,342

(a)	Proved reserve amounts relate to PSCs.
(b)	Approximately two percent of the proved developed reserves at December 31, 2009 are nonproducing, the majority of which are located in the United States.
(c)	The amount of Occidental's proved undeveloped reserves that have not been developed for over five years was not material.

Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

In millions	United States	Latin America (a)	Middle East/ North Africa	Total
december 31, 2009
Proved properties	$24,488	$5,743	$10,909	$41,140
Unproved properties (b)	1,709	—	158	1,867

Total capitalized costs (c)	26,197	5,743	11,067	43,007
Accumulated depreciation, depletion and amortization	(7,956)	(2,490)	(4,826)	(15,272)

Net capitalized costs	$18,241	$3,253	$6,241	$27,735
december 31, 2008
Proved properties	$22,425	$5,177	$9,490	$37,092
Unproved properties (b)	1,855	—	417	2,272

Total capitalized costs (c)	24,280	5,177	9,907	39,364
Accumulated depreciation, depletion and amortization	(6,669)	(1,693)	(4,021)	(12,383)

Net capitalized costs	$17,611	$3,484	$5,886	$26,981
december 31, 2007
Proved properties	$18,872	$4,204	$7,935	$31,011
Unproved properties (b)	689	527	228	1,444

Total capitalized costs (c)	19,561	4,731	8,163	32,455
Accumulated depreciation, depletion and amortization	(5,779)	(1,241)	(3,268)	(10,288)

Net capitalized costs	$13,782	$3,490	$4,895	$22,167

(a)	Includes net capitalized cost of $31 million, $45 million and $36 million in 2009, 2008 and 2007, respectively, related to the noncontrolling interest in a Colombian subsidiary.
(b)	The 2009 and 2008 amounts primarily consist of Midcontinent Gas, Permian, California and Libya. The 2007 amount primarily consists of California, Argentina and Libya.
(c)	Includes costs related to leases, exploration costs, lease and well equipment, other equipment, capitalized interest, asset retirement obligations and other costs.

Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, were as follows:

In millions	United States	Latin America	(a)	Middle East/ North Africa	Total
for the year ended december 31, 2009
Property acquisition costs
Proved properties	$569	$—		$158	$727
Unproved properties	100	—		3	103
Exploration costs	131	26		50	207
Development costs	1,223	560		996	2,779
Costs incurred	$2,023	$586		$1,207	$3,816
for the year ended december 31, 2008
Property acquisition costs
Proved properties	$1,819	$8		$4	$1,831
Unproved properties	1,362	—		348	1,710
Exploration costs	130	96		115	341
Development costs	1,740	864		1,496	4,100
Costs incurred	$5,051	$968		$1,963	$7,982
for the year ended december 31, 2007
Property acquisition costs
Proved properties	$626	$—		$300	$926
Unproved properties	167	(58)		10	119
Exploration costs	39	79		213	331
Development costs	1,268	524		1,032	2,824
Costs incurred	$2,100	$545		$1,555	$4,200

(a)
Includes exploration and development costs of $0 and $13 million, $7 million and $21 million, and $4 million and $19 million in 2009, 2008 and 2007, respectively, related to the noncontrolling interest in a Colombian subsidiary.

The results of operations of Occidental’s oil and gas producing activities, which exclude oil and gas trading activities and items such as asset dispositions, corporate overhead, interest and royalties, were as follows:

In millions	United States	Latin America	(a)	Middle East/ North Africa	Total
for the year ended december 31, 2009
Revenues (b)	$5,832	$1,538		$4,195	$11,565
Production costs	1,452	409		601	2,462
Other operating expenses	389	116		208	713
Depreciation, depletion and amortization	1,237	628		823	2,688
Taxes other than on income	399	22		—	421
Charges for impairments	—	170		—	170
Exploration expenses	156	28		83	267

Pretax income	2,199	165		2,480	4,844
Income tax expense(c)	594	6		1,227	1,827

Results of operations	$1,605	$159		$1,253	$3,017
for the year ended december 31, 2008
Revenues (b)	$9,581	$2,009		$6,287	$17,877
Production costs	1,666	429		589	2,684
Other operating expenses	350	44		159	553
Depreciation, depletion and amortization	1,094	453		760	2,307
Taxes other than on income	544	36		—	580
Charges for impairments	—	476		81	557
Exploration expenses	92	54		181	327

Pretax income	5,835	517		4,517	10,869
Income tax expense(c)	1,857	37		2,284	4,178

Results of operations	$3,978	$480		$2,233	$6,691
for the year ended december 31, 2007
Revenues (b)	$7,115	$1,559		$4,365	$13,039
Production costs	1,440	297		430	2,167
Other operating expenses	265	117		185	567
Depreciation, depletion and amortization	1,039	356		597	1,992
Taxes other than on income	388	23		—	411
Charges for impairment	58	—		—	58
Exploration expenses	54	56		254	364

Pretax income	3,871	710		2,899	7,480
Income tax expense(c)	1,161	241		1,717	3,119

Results of operations	$2,710	$469		$1,182	$4,361

(a)
Includes revenues of $118 million, $209 million and $144 million, production costs of $17 million, $21 million and $17 million, and results of operations of $49 million, $116 million and $69 million in 2009, 2008 and 2007, respectively, related to the noncontrolling interest in a Colombian subsidiary.

(b)	Revenues from net production exclude royalty payments and other adjustments.
(c)	United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead.

Results per Unit of Production

	United States	Latin America	(a)	Middle East/ North Africa	Total
for the year ended december 31, 2009
Revenues from net production barrel of oil equivalent ($/bbl.)(b,c)	$42.47	$46.76		$44.11	$43.53
Production costs	10.57	12.43		8.93	10.37
Other operating expenses	2.83	3.53		3.09	3.00
Depreciation, depletion and amortization	9.01	19.09		12.23	11.32
Taxes other than on income	2.91	0.67		—	1.77
Charges for impairments	—	5.17		—	0.72
Exploration expenses	1.14	0.85		1.23	1.12

Pretax income	16.01	5.02		18.63	15.23
Income tax expense (d)	4.33	0.18		—	2.53

Results of operations	$11.68	$4.84		$18.63	$12.70
for the year ended december 31, 2008
Revenues from net production barrel of oil equivalent ($/bbl.)(b,c)	$72.51	$66.79		$71.16	$71.37
Production costs	12.61	14.26		9.98	12.13
Other operating expenses	2.65	1.46		2.68	2.50
Depreciation, depletion and amortization	8.28	15.06		12.87	10.43
Taxes other than on income	4.12	1.20		—	2.62
Charges for impairments	—	15.82		1.37	2.52
Exploration expenses	0.70	1.80		3.12	1.48

Pretax income	44.15	17.19		41.14	39.69
Income tax expense (d)	14.05	1.23		3.95	9.61

Results of operations	$30.10	$15.96		$37.19	$30.08
for the year ended december 31, 2007
Revenues from net production barrel of oil equivalent ($/bbl.)(b,c)	$54.31	$52.33		$62.49	$55.91
Production costs	10.99	9.97		8.91	10.37
Other operating expenses	2.02	3.93		3.81	2.71
Depreciation, depletion and amortization	7.93	11.95		12.37	9.53
Taxes other than on income	2.96	0.77		—	1.97
Charges for impairments	0.44	—		—	0.28
Exploration expenses	0.41	1.88		4.64	1.74

Pretax income	29.56	23.83		32.76	29.31
Income tax expense (d)	8.86	8.09		8.13	8.58

Results of operations	$20.70	$15.74		$24.63	$20.73

(a)	Includes the noncontrolling interest in a Colombian subsidiary.
(b)	Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil.
(c)	Revenues from net production exclude royalty payments and other adjustments.
(d)	United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead.

Standardized Measure, Including Year-to-Year Changes Therein, of Discounted Future Net Cash Flows
For purposes of the following disclosures, future cash flows as of December 31, 2009 were computed by applying to Occidental's proved oil and gas reserves the unweighted arithmetic average of the first-day-of-the-month price for each month within the year ended December 31, 2009, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions.  Future cash flows as of December 31, 2008 and 2007 were computed by applying year-end prices to Occidental’s proved reserves, unless prices were defined by contractual arrangements.  Future operating and capital costs are forecasted using the current cost environment applied to expectations of future operating and development activities.  Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows.  The discount was computed by application of a 10-percent discount factor.  The calculations assumed the continuation of existing economic, operating and contractual conditions at each of December 31, 2009, 2008 and 2007.  Such arbitrary assumptions have not necessarily proven accurate in the past.  Other assumptions of equal validity would give rise to substantially different results.
The realized prices used to calculate future cash flows vary by producing area and market conditions.  For the 2009, 2008 and 2007 disclosures, the West Texas Intermediate oil prices used were $61.18 per barrel, $44.60 per barrel and $95.98 per barrel, respectively.  The Henry Hub gas prices used for the 2009, 2008 and 2007 disclosures were $3.986 per MMBtu, $5.71 per MMBtu and $6.795 per MMBtu, respectively.

Standardized Measure of Discounted Future Net Cash Flows
In millions
	United States	Latin America (a)	Middle East/ North Africa	Total
at december 31, 2009
Future cash inflows	$96,997	$9,892	$32,344	$139,233
Future costs
Production costs and other operating expenses	(42,352)	(3,664)	(7,605)	(53,621)
Development costs (b)	(7,895)	(1,456)	(3,305)	(12,656)
Future income tax expense	(13,386)	(959)	(10,010)	(24,355)
Future net cash flows	33,364	3,813	11,424	48,601
Ten percent discount factor	(18,348)	(1,281)	(4,009)	(23,638)
Standardized measure of discounted future
net cash flows	$15,016	$2,532	$7,415	$24,963
at december 31, 2008
Future cash inflows	$75,267	$9,667	$17,053	$101,987
Future costs
Production costs and other operating expenses	(38,315)	(4,312)	(6,960)	(49,587)
Development costs (b)	(7,376)	(1,698)	(2,446)	(11,520)
Future income tax expense	(6,867)	(819)	—	(7,686)
Future net cash flows	22,709	2,838	7,647	33,194
Ten percent discount factor	(12,344)	(1,025)	(3,129)	(16,498)
Standardized measure of discounted future
net cash flows	$10,365	$1,813	$4,518	$16,696
at december 31, 2007
Future cash inflows	$166,082	$10,975	$25,466	$202,523
Future costs
Production costs and other operating expenses	(57,618)	(3,315)	(4,992)	(65,925)
Development costs (b)	(5,797)	(1,391)	(1,967)	(9,155)
Future income tax expense	(34,375)	(2,059)	(1,164)	(37,598)
Future net cash flows	68,292	4,210	17,343	89,845
Ten percent discount factor	(39,476)	(1,347)	(6,180)	(47,003)
Standardized measure of discounted future
net cash flows	$28,816	$2,863	$11,163	$42,842

(a)
Excludes discounted future net cash flows of $89 million, $19 million and $172 million as of December 31, 2009, 2008 and 2007, respectively, related to the noncontrolling interest in a Colombian subsidiary.

(b)	Includes asset retirement costs.

Changes in the Standardized Measure of Discounted Future
Net Cash Flows From Proved Reserve Quantities
In millions

For the years ended December 31,	2009	2008	2007
Beginning of year	$16,696	$42,842	$24,723
Sales and transfers of oil and gas produced, net of production costs and other operating expenses	(7,869)	(12,689)	(9,203)
Net change in prices received per barrel, net of production costs and other operating expenses	16,473	(37,335)	28,349
Extensions, discoveries and improved recovery, net of future production and development costs	3,743	2,271	6,636
Change in estimated future development costs	(1,353)	(3,603)	(3,008)
Revisions of quantity estimates	3,214	(1,451)	(2,214)
Development costs incurred during the period	2,814	4,107	2,900
Accretion of discount	1,950	5,383	3,097
Net change in income taxes	(9,396)	13,418	(8,339)
Purchases and sales of reserves in place, net	325	854	1,801
Changes in production rates and other	(1,634)	2,899	(1,900)

Net change	8,267	(26,146)	18,119

End of year	$24,963	$16,696	$42,842

Average Sales Prices and Average Production Costs of Oil and Gas
The following table sets forth, for each of the three years in the period ended December 31, 2009, Occidental’s approximate average sales prices and average production costs of oil and gas.  Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, treating, primary processing, field storage, property and production taxes and insurance on proved properties, but do not include depreciation, depletion and amortization, royalties, income taxes, interest, general and administrative and other expenses.

		United States	Latin America	(a)	Middle East/ North Africa		Total
2009
Oil	– Average sales price ($/bbl.)	$56.74	$49.43		$58.75	(b)	$55.97
Gas	– Average sales price ($/bbl.)	$3.46	$3.01		$1.00		$2.79

Average oil and gas production cost ($/bbl.) (c)		$10.57	$12.43		$8.93		$10.37	(d)
2008
Oil	– Average sales price ($/bbl.)	$91.16	$70.53		$94.70	(b)	$88.26
Gas	– Average sales price ($/bbl.)	$8.03	$4.43		$1.01		$6.10

Average oil and gas production cost ($/bbl.) (c)		$12.61	$14.26		$9.98		$12.13	(d)
2007
Oil	– Average sales price ($/bbl.)	$65.67	$56.66		$69.24	(b)	$64.77
Gas	– Average sales price ($/bbl.)	$6.53	$2.66		$0.99		$5.68

Average oil and gas production cost ($/bbl.) (c)		$10.99	$9.97		$8.91		$10.37	(d)

(a)	Sales prices include royalties with respect to certain of Occidental’s interests.
(b)	Excludes income taxes owed by Occidental but paid by governmental entities on its behalf.
(c)	Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil.
(d)	Excludes taxes other than on income of $1.77, $2.62 and $1.97 for the years ended December 31, 2009, 2008 and 2007, respectively.

Net Productive and Dry — Exploratory and Development Wells Completed
The following table sets forth, for each of the three years in the period ended December 31, 2009, Occidental’s net productive and dry–exploratory and development wells completed.

		United States	Latin America	(a)	Middle East/ North Africa	Total
2009
Oil –	Exploratory	5.5	7.0		0.7	13.2
	Development	224.3	159.1		105.3	488.7
Gas –	Exploratory	—	—		—	—
	Development	14.5	—		2.0	16.5
Dry –	Exploratory	13.7	3.4		2.9	20.0
	Development	1.8	0.7		0.7	3.2
2008
Oil –	Exploratory	6.6	16.6		2.0	25.2
	Development	527.9	215.9		137.0	880.8
Gas –	Exploratory	—	—		—	—
	Development	223.5	—		1.3	224.8
Dry –	Exploratory	3.5	10.6		13.0	27.1
	Development	10.9	5.7		—	16.6
2007
Oil –	Exploratory	2.5	9.0		—	11.5
	Development	383.1	335.0		114.8	832.9
Gas –	Exploratory	—	—		—	—
	Development	84.7	—		8.5	93.2
Dry –	Exploratory	4.5	0.5		1.7	6.7
	Development	1.4	0.8		2.4	4.6

(a)	Includes exploratory and development wells completed by the noncontrolling interest in a Colombian subsidiary.

Productive Oil and Gas Wells
The following table sets forth, as of December 31, 2009, Occidental’s productive oil and gas wells (both producing and capable of production).

Wells at December 31, 2009		United States		(a)	Latin America		(a,b)	Middle East/ North Africa		(a)	Total
Oil –	Gross (c)	25,875	(963)		3,799	(2,622)		2,399	(58)		32,073	(3,643)
	Net (d)	18,987	(704)		2,970	(2,390)		1,267	(34)		23,224	(3,128)
Gas –	Gross (c)	5,485	(284)		161	(132)		114	(1)		5,760	(417)
	Net (d)	4,550	(223)		159	(132)		59	(1)		4,768	(356)

(a)	The numbers in parentheses indicate the number of wells with multiple completions.
(b)	Includes productive wells related to the noncontrolling interest in a Colombian subsidiary.
(c)	The total number of wells in which interests are owned.
(d)	The sum of fractional interests.

Participation in Exploratory and Development Wells Being Drilled
The following table sets forth, as of December 31, 2009, Occidental’s participation in exploratory and development wells being drilled.

Wells at December 31, 2009		United States	Latin America	(a)	Middle East/ North Africa	Total
Exploratory and development wells
–	Gross	22	8		17	47
–	Net	16	7		9	32

(a)	Includes the noncontrolling interest in a Colombian subsidiary.

At December 31, 2009, Occidental was participating in 179 pressure maintenance projects in the United States, 16 in Latin America and 35 in the Middle East/North Africa.

Oil and Gas Acreage
The following table sets forth, as of December 31, 2009, Occidental’s holdings of developed and undeveloped oil and gas acreage.

Thousands of acres at December 31, 2009		United States	Latin America	(a)	Middle East/ North Africa	Total
Developed (b)
–	Gross (c)	5,628	572		1,480	7,680
–	Net (d)	3,627	497		654	4,778
Undeveloped (e)
–	Gross (c)	2,885	2,403		17,934	23,222
–	Net (d)	1,693	1,743		16,407	19,843
(a)	Includes acreage related to the noncontrolling interest of a Colombian subsidiary.
(b)	Acres spaced or assigned to productive wells.
(c)	Total acres in which interests are held.
(d)	Sum of the fractional interests owned based on working interests, or interests under PSCs and other economic arrangements.
(e)	Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether the acreage contains proved reserves.

Oil and Natural Gas Sales Volumes and Production Per Day
The following tables set forth the sales volumes and production of oil and liquids and natural gas per day for each of the three years in the period ended December 31, 2009.  The differences between the sales volumes and production per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

Sales Volumes per Day	2009	2008	2007
United States
Oil and liquids (MBBL)
California	93	89	89
Permian	168	168	167
Midcontinent Gas	10	6	4
TOTAL	271	263	260
Natural gas (MMCF)
California	250	235	254
Permian	199	181	186
Midcontinent Gas	186	171	153
TOTAL	635	587	593
Latin America
Crude oil (MBBL)
Argentina	37	32	32
Colombia (a)	39	37	37
TOTAL	76	69	69
Natural gas (MMCF)
Argentina	30	21	22
Bolivia	16	21	18
TOTAL	46	42	40
Middle East/North Africa
Oil and liquids (MBBL)
Oman	39	23	20
Dolphin	21	21	4
Qatar	48	47	48
Yemen	29	23	27
Libya	7	15	22
TOTAL	144	129	121
Natural gas (MMCF)
Oman	22	24	30
Dolphin	213	184	51
Bahrain	10	—	—
TOTAL	245	208	81
Total Sales Volumes (MBOE) (b)	645	601	570
(See footnotes following the Production per Day table)

Production per Day	2009	2008	2007
United States
Oil and liquids (MBBL)	271	263	260
Natural gas (MMCF)	635	587	593
Latin America
Crude oil (MBBL)
Argentina	36	34	33
Colombia (a)	39	38	36
TOTAL	75	72	69
Natural gas (MMCF)	46	42	40
Middle East/North Africa
Oil and liquids (MBBL)
Oman	39	23	19
Dolphin	22	20	5
Qatar	48	47	47
Yemen	28	23	27
Libya	6	15	21
TOTAL	143	128	119
Natural gas (MMCF)	245	208	81
Total Production (MBOE) (b)	643	603	567

(a)	Excludes sales and production volumes related to the noncontrolling interest in a Colombian subsidiary.
(b)	Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil.

Schedule II – Valuation and Qualifying Accounts	Occidental Petroleum Corporation
In millions	and Subsidiaries

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
2009
Allowance for doubtful accounts	$45	$(7)	$—	$(8)	$30
Environmental	$439	$26	$4	$(66)	$403
Litigation, tax and other reserves	225	2	(9)	(55)	163

	$664	$28	$(5)	$(121)	$566	(b)
2008
Allowance for doubtful accounts	$35	$11	$—	$(1)	$45
Environmental	$457	$29	$25	$(72)	$439
Litigation, tax and other reserves	241	67	(9)	(74)	225

	$698	$96	$16	$(146)	$664	(b)
2007
Allowance for doubtful accounts	$15	$7	$13	$—	$35
Environmental	$412	$108	$5	$(68)	$457
Litigation, tax and other reserves	243	24	(5)	(21)	241

	$655	$132	$—	$(89)	$698	(b)

(a)	Primarily represents payments.
(b)	Of these amounts, $119 million, $130 million and $139 million in 2009, 2008 and 2007, respectively, are classified as current.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9a	Controls and Procedures
Disclosure Controls and Procedures
Occidental's Chairman of the Board of Directors and Chief Executive Officer and its President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's Chairman of the Board of Directors and Chief Executive Officer and President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of December 31, 2009.
There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.  Management’s Annual Assessment of and Report on Occidental’s Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are set forth in Item 8.

Part III
Item 10	Directors, Executive Officers and Corporate Governance
Occidental has adopted a Code of Business Conduct (Code).  The Code applies to the Chairman of the Board of Directors and Chief Executive Officer, President and Chief Financial Officer, Principal Accounting Officer and persons performing similar functions (Key Personnel).  The Code also applies to Occidental's directors, its employees and the employees of entities it controls.  The Code is posted at www.oxy.com.  Occidental will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to its Key Personnel or directors by disclosing the nature of that amendment or waiver on its website.
This item incorporates by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" and "Nominations for Directors for Term Expiring in 2012" in Occidental's definitive proxy statement filed in connection with its May 7, 2010, Annual Meeting of Stockholders (2010 Proxy Statement). The list of Occidental's executive officers and significant employees and related information under "Executive Officers" set forth in Part I of this report is incorporated by reference herein.

Item 11	Executive Compensation
This item incorporates by reference the information appearing under the captions "Executive Compensation" (except information under the sub-caption " – 2009 Performance Highlights") and "Election of Directors – Information Regarding the Board of Directors and Its Committees" in the 2010 Proxy Statement.

Item 12	Security Ownership of Certain Beneficial Owners and Management
This item incorporates by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2010 Proxy Statement.  See also the information under "Securities Authorized for Issuance Under Equity Compensation Plans" in Part II, Item 5 of this report.

Item 13	Certain Relationships and Related Transactions and Director Independence
This item incorporates by reference the information appearing under the caption "Election of Directors – Information Regarding the Board of Directors and its Committees – Independence", " – Corporate Governance" and " – Related Party Transactions" in the 2010 Proxy Statement.

Item 14	Principal Accountant Fees and Services
This item incorporates by reference the information with respect to accountant fees and services appearing under the captions "Ratification of Independent Auditors – Audit and Other Fees" and " – Report of the Audit Committee" in the 2010 Proxy Statement.

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

3.(i)(c)*
Certificate of Amendment of Restated Certificate of Incorporation of Occidental Petroleum Corporation, dated May 1, 2009 (filed as Exhibit 3.(i)(c) to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

3.(ii)*	Bylaws of Occidental, as amended through May 1, 2009 (filed as Exhibit 3.(ii) to the Current Report on Form 8-K of Occidental dated May 1, 2009 (date of earliest event reported), File No. 1-9210).
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
4.6*
Form of Officers’ Certificate, dated May 15, 2009, establishing the terms and form of the 4.125% Notes due 2016 (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated May 12, 2009 (date of earliest event reported), File No. 1-9210).

4.7*	Form of 4.125% Note due 2016 (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated May 12, 2009 (date of earliest event reported), File No. 1-9210).
4.8
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

All of the Exhibits numbered 10.1 to 10.62 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(b) of Form 10-K.

10.1*
Amended and Restated Employment Agreement, dated as of October 9, 2008, between Occidental and Dr. Ray R. Irani (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2008, File No. 1-9210).

* Incorporated herein by reference

10.2*	Employment Agreement, dated January 28, 2010, between Occidental and Stephen I. Chazen (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated January 28, 2010, File No. 1-9210).
10.3*
Amended and Restated Employment Agreement, dated October 9, 2008, between Occidental and Donald P. de Brier (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2008, File No. 1-9210).

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

10.8*
Form of Occidental Petroleum Corporation Modified Deferred Compensation Plan (Effective December 31, 2006, Amended and Restated Effective November 1, 2008) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2008, File No. 1-9210).

10.9*
Form of Occidental Petroleum Corporation Amendment to Senior Executive Supplemental Life Insurance Plan (Effective as of January 1, 1986, Amended and Restated Effective as of January 1, 1996) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2008, File No. 1-9210).

10.10*
Form of Occidental Petroleum Corporation Amendment to Senior Executive Survivor Benefit Plan (Effective as of January 1, 1986, Amended and Restated Effective as of January 1, 1996) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2008, File No. 1-9210).

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

10.15*
Form of Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005, Amended and Restated as of November 1, 2008) (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2008, File No. 1-9210).

10.16	Amendment Number 1 to the Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005, Amended and Restated as of November 1, 2008).
10.17	Amendment Number 2 to the Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005, Amended and Restated as of November 1, 2008).
10.18*
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

10.22*
Form of Nonqualified Stock Option Agreement under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2002 version) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2002, File No. 1-9210).

10.23*
Terms and Conditions for Incentive Stock Option Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

* Incorporated herein by reference

10.24*
Terms and Conditions for Nonqualified Stock Option Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

10.25*
Terms and Conditions of Stock Appreciation Rights Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2004, File No. 1-9210).

10.26*	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 of Occidental, File No. 333-124732).
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

10.30*
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

10.35*
Form of Occidental Petroleum Corporation 2005 Deferred Stock Program (Restatement Effective as of November 1, 2008) (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2008, File No. 1-9210).

10.36*
Occidental Petroleum Corporation Executive Incentive Compensation Plan (filed as Exhibit 10.69 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2005, File No. 1-9210).

10.37*	Description of financial counseling program (filed as Exhibit 10.50 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.38*	Description of group excess liability insurance program (filed as Exhibit 10.51 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.39*	Executive Stock Ownership Guidelines (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2005, File No. 1-9210).
10.40*
Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated February 16, 2006 (date of earliest event reported), filed February 22, 2006, File No. 1-9210).

10.41*
Amendment to Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended September 30, 2007, File No. 1-9210).

10.42*
Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (2007 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended September 30, 2007, File No. 1-9210).

10.43*
Director Retainer and Attendance Fees (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated February 16, 2006 (date of earliest event reported), filed February 22, 2006, File No. 1-9210).

10.44*
Terms and Conditions of Performance-Based Stock Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2007 version – Corporate) (filed as Exhibit 10.68 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2006, File No. 1-9210).

10.45*
Terms and Conditions of Performance-Based Stock Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2007 version – Oil and Gas) (filed as Exhibit 10.69 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2006, File No. 1-9210).

10.46*
Terms and Conditions of Performance-Based Stock Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (January 2007 version – Chemicals) (filed as Exhibit 10.70 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2006, File No. 1-9210).

10.47*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Return On Equity Incentive Award (Cash-based, Cash-settled Award) (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

* Incorporated herein by reference

10.48*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Agreement (Equity-based, Equity and Cash-Settled Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

10.49*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Agreement (Equity-based, Cash-Settled Award) (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

10.50*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil And Gas Corporation Return On Assets Incentive Award Agreement (Cash-Based, Cash-Settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2007, File No. 1-9210).

10.51*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return On Assets Incentive Award Agreement (Cash-Based, Cash-Settled Award) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2007, File No. 1-9210).

10.52*
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

10.55*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2008, File No. 1-9210).

10.56*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2008, File No. 1-9210).

10.57*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Return on Equity Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated July 15, 2009 (Date of Earliest Event Reported), File No. 1-9120).

10.58*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Agreement (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 15, 2009 (Date of Earliest Event Reported), File No. 1-9210).

10.59*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

10.60*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

10.61*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Equity-based, Cash-settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

10.62*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Equity-based, Cash-settled Award) (alternate – CV) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2009.
21	List of subsidiaries of Occidental at December 31, 2009.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineers.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ryder Scott Company Report on Reserves Procedures and Methodologies.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Incorporated herein by reference

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

February 25, 2010	By:	/s/ Ray R. Irani
Ray R. Irani
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Ray R. Irani
Ray R. Irani	Chairman of the Board of Directors	February 25, 2010
and Chief Executive Officer

/s/ Stephen I. Chazen
Stephen I. Chazen	President and Chief Financial Officer	February 25, 2010

/s/ Roy Pineci
Roy Pineci	Vice President, Controller and	February 25, 2010
Principal Accounting Officer

/s/ Spencer Abraham
Spencer Abraham	Director	February 25, 2010

/s/ Ronald W. Burkle
Ronald W. Burkle	Director	February 25, 2010

/s/ John S. Chalsty
John S. Chalsty	Director	February 25, 2010

/s/ Edward P. Djerejian
Edward P. Djerejian	Director	February 25, 2010

/s/ John E. Feick
John E. Feick	Director	February 25, 2010

/s/ Carlos M. Gutierrez
Carlos M. Gutierrez	Director	February 25, 2010

	Title	Date
/s/ Irvin W. Maloney
Irvin W. Maloney	Director	February 25, 2010

/s/Avedick B. Poladian
Avedick B. Poladian	Director	February 25, 2010

/s/ Rodolfo Segovia
Rodolfo Segovia	Director	February 25, 2010

/s/ Aziz D. Syriani
Aziz D. Syriani	Director	February 25, 2010

/s/ Rosemary Tomich
Rosemary Tomich	Director	February 25, 2010

/s/ Walter L. Weisman
Walter L. Weisman	Director	February 25, 2010

This report was printed on recycled paper.
© 2010 Occidental Petroleum Corporation

EXHIBITS

10.16	Amendment Number 1 to the Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005, Amended and Restated as of November 1, 2008).

10.17	Amendment Number 2 to the Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005, Amended and Restated as of November 1, 2008).

12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2009.

21	List of subsidiaries of Occidental at December 31, 2009.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Petroleum Engineers.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Ryder Scott Company Report on Reserves Procedures and Methodologies.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.