Form 10-Q
period 2010-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2010-05-06
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
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

Large Accelerated Filer☑   Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common stock $.20 par value	812,170,246 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets —
		March 31, 2010 and December 31, 2009	2

		Consolidated Condensed Statements of Income —
		Three months ended March 31, 2010 and 2009	4

		Consolidated Condensed Statements of Cash Flows —
		Three months ended March 31, 2010 and 2009	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4.	Controls and Procedures	26

Part II	Other Information

	Item 1.	Legal Proceedings	27

	Item 6.	Exhibits	27

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(Amounts in millions)

	2010	2009

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,895	$1,230

Trade receivables, net	4,616	4,142

Marketing and trading assets and other	1,077	1,203

Inventories	1,066	1,081

Prepaid expenses and other	434	430

Total current assets	9,088	8,086

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,776	1,732

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $20,345 at March 31, 2010 and $19,486 at December 31, 2009	33,864	33,645

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	803	766

TOTAL ASSETS	$45,531	$44,229
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(Amounts in millions)

	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$83	$239
Accounts payable	4,071	3,379
Accrued liabilities	1,958	2,341
Domestic and foreign income taxes	223	28
Liabilities of discontinued operations	105	105

Total current liabilities	6,440	6,092

LONG-TERM DEBT, NET	2,511	2,557

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	3,236	3,125
Long-term liabilities of discontinued operations	131	136
Other	3,176	3,160
	6,543	6,421

STOCKHOLDERS’ EQUITY
Common stock, at par value	177	177
Treasury stock	(4,161)	(4,161)
Additional paid-in capital	7,138	7,127
Retained earnings	27,329	26,534
Accumulated other comprehensive loss	(548)	(596)
Total equity attributable to common stock	29,935	29,081
Noncontrolling interest	102	78
Total equity	30,037	29,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,531	$44,229
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Amounts in millions, except per-share amounts)

	2010	2009
REVENUES AND OTHER INCOME
Net sales	$4,771	$3,073
Interest, dividends and other income	21	30
Gains on disposition of assets, net	1	―
	4,793	3,103
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,442	2,064
Selling, general and administrative and other operating expenses	375	270
Taxes other than on income	123	105
Exploration expense	56	58
Interest and debt expense, net	38	27
	3,034	2,524
Income before income taxes and other items	1,759	579
Provision for domestic and foreign income taxes	729	241
(Income) from equity investments	(65)	(42)
Income from continuing operations	1,095	380
Discontinued operations, net	(7)	(3)
Net income	1,088	377
Less: Net income attributable to noncontrolling interest	(24)	(9)
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$1,064	$368

BASIC EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$1.32	$0.45
Discontinued operations, net	(0.01)	―
BASIC EARNINGS PER COMMON SHARE	$1.31	$0.45

DILUTED EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$1.32	$0.45
Discontinued operations, net	(0.01)	―
DILUTED EARNINGS PER COMMON SHARE	$1.31	$0.45

DIVIDENDS PER COMMON SHARE	$0.33	$0.32
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Amounts in millions)

	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,088	$377
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	7	3
Depreciation, depletion and amortization of assets	874	786
Deferred income tax provision	74	49
Other noncash charges to income	166	96
Income from equity investments	(65)	(42)
Dry hole and impairment expense	32	48
Changes in operating assets and liabilities, net	102	(478)
Other operating, net	(19)	(53)
Operating cash flow from continuing operations	2,259	786
Operating cash flow from discontinued operations	(49)	(6)
Net cash provided by operating activities	2,210	780
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(848)	(1,071)
Purchases of assets, net	(299)	(64)
Equity investments and other, net	93	(32)
Net cash used by investing activities	(1,054)	(1,167)
CASH FLOW FROM FINANCING ACTIVITIES
Payments of long-term debt	(227)	(7)
Proceeds from issuance of common stock	2	10
Purchases of treasury stock		(9)
Excess share-based tax benefits	3	2
Cash dividends paid	(269)	(260)
Net cash used by financing activities	(491)	(264)
Increase (decrease) in cash and cash equivalents	665	(651)
Cash and cash equivalents—beginning of period	1,230	1,777
Cash and cash equivalents—end of period	$1,895	$1,126
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2010
1.	General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental has made its disclosures in accordance with accounting principles generally accepted in the United States of America as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes.  The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2010, and the consolidated statements of income and cash flows for the three months ended March 31, 2010 and 2009, as applicable. The income and cash flows for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been reclassified to conform to the 2010 presentation.

2.	Asset Acquisitions, Dispositions and Other Transactions

In January 2010, Occidental and its partners signed a technical service contract with the government of Iraq to develop the Zubair Field in Iraq.

During the quarter ended March 31, 2010, Occidental acquired interests in domestic oil and gas properties for approximately $245 million.

3.	Accounting and Disclosure Changes

Fair Value Measurements – Beginning in the quarter ended March 31, 2010, Occidental enhanced its fair value measurement disclosures as a result of adopting new disclosure requirements issued by the Financial Accounting Standards Board (FASB) in January 2010. The new rules require interim and year-end disclosures of: (i) fair value measurements by classes of assets and liabilities; (ii) valuation techniques and inputs used for Level 2 or 3 fair value measurements; and (iii) significant transfers into and out of Level 1 and 2 measurements and the reasons for the transfers.

Variable Interest Entities – Beginning January 1, 2010, Occidental modified its method of assessing the consolidation of variable interest entities as a result of adopting new accounting requirements issued by the FASB in June 2009.  This new rule had no impact on Occidental’s financial statements upon adoption and will require assessment on an ongoing basis.

4.	Comprehensive Income

The following table presents Occidental’s comprehensive income for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Net income attributable to common stock	$1,064	$368
Other comprehensive income (loss) items
Foreign currency translation adjustments	(3)	1
Pension and post-retirement adjustments	7	6
Unrealized gains on derivatives	23	35
Reclassification of realized losses (gains) on derivatives	21	(34)
Other comprehensive income, net of tax	48	8
Comprehensive income attributable to common stock	$1,112	$376

There were no other comprehensive income (loss) items or changes to equity other than net income related to noncontrolling interests for the three months ended March 31, 2010 and 2009.

5.	Supplemental Cash Flow Information

Occidental paid U.S. federal, state and foreign income taxes of approximately $496 million and $192 million during the three months ended March 31, 2010 and 2009, respectively.  Net cash payments for taxes included amounts related to discontinued operations of $42 million and $2 million for the three months ended March 31, 2010 and 2009, respectively.  Interest paid totaled approximately $29 million and $34 million for the three months ended March 31, 2010 and 2009, respectively.

6.	Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of March 31, 2010 and December 31, 2009 consisted of the following (in millions):

	2010	2009
Raw materials	$64	$63
Materials and supplies	524	515
Finished goods	559	584
	1,147	1,162
LIFO reserve	(81)	(81)
Total	$1,066	$1,081

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

As of March 31, 2010, Occidental participated in or monitored remedial activities or proceedings at 167 sites.  The following table presents Occidental’s environmental remediation reserves as of March 31, 2010, the current portion of which is included in accrued liabilities ($84 million) and the remainder in deferred credits and other liabilities — other ($309 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	39	$55
Third-party sites	81	101
Occidental-operated sites	18	124
Closed or non-operated Occidental sites	29	113
Total	167	$393

As of March 31, 2010, Occidental’s environmental reserves exceeded $10 million at 14 of the 167 sites described above, and 118 of the sites had reserves from $0 to $1 million each.  Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $375 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2009.  For management’s opinion with respect to environmental matters, refer to Note 8.

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

Lawsuits filed in Nicaragua against Occidental Chemical Corporation (OxyChem) and other companies that once manufactured or used the pesticide dibromochloropropane (DBCP) claim damages of several billion dollars for alleged personal injuries.  In the opinion of management, the claims against OxyChem are without merit because, among other things, the DBCP it manufactured was never sold or used in Nicaragua.  Nicaraguan courts have entered judgments of approximately $900 million against four defendants, including OxyChem, which, if affirmed and ultimately enforced, would be shared equally among the defendants.  When the plaintiffs attempted to enforce one judgment in Miami, the federal district court granted summary judgment in favor of OxyChem and refused to enforce the judgment, finding the Nicaraguan court lacked personal jurisdiction because OxyChem DBCP was not used in Nicaragua, OxyChem did not have sufficient contacts with Nicaragua, and other grounds for dismissal.  Plaintiffs have filed a notice of appeal.  OxyChem has no assets in Nicaragua and, in the opinion of management, no such Nicaraguan judgment would be enforceable in the United States.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits of corporate tax returns for taxable years through 2008 have concluded for U.S. federal income tax purposes, the 2009 and 2010 taxable years are currently under review by the U.S. Internal Revenue Service pursuant to its Compliance Assurance Program.  Taxable years 2000 through 2009 remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these locations, tax authorities are in various stages of auditing Occidental’s income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of March 31, 2010, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

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

9.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three months ended March 31, 2010 and 2009 (in millions):

	2010		2009
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$4	$5	$4	$4
Interest cost	8	11	7	10
Expected return on plan assets	(8)	―	(6)	―
Recognized actuarial loss	3	6	4	5
Total	$7	$22	$9	$19

Occidental contributed $2 million to its defined benefit pension plans during each of the three month periods ended March 31, 2010 and 2009.

10.	Fair Value Measurements

Occidental has categorized its assets and liabilities that are measured at fair value, based on the priority of the inputs to the valuation techniques, in a three-level fair value hierarchy: Level 1 – using quoted prices in active markets for identical assets or liabilities; Level 2 – using observable inputs other than quoted prices; and Level 3 – using unobservable inputs.

Fair Values – Recurring

Occidental primarily applies the market approach for recurring fair value measurements, maximizes its use of observable inputs and minimizes its use of unobservable inputs. Occidental utilizes the mid-point price between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value. In addition to using market data, Occidental makes assumptions in valuing its assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  For assets and liabilities carried at fair value, Occidental measures fair value using the following methods:

Trading equity securities – Quoted prices in active markets exist and are used to provide fair values for these instruments. These securities are classified as Level 1.

Commodity derivatives – Occidental values exchange-cleared commodity derivatives using closing prices provided by the exchange as of the balance sheet date.  These derivatives are classified as Level 1. Over-the-Counter (OTC) financial commodity contracts, options and physical commodity forward purchase and sale contracts are generally valued using quotations provided by brokers or industry-standard models that consider various inputs, including quoted forward prices for commodities, time value, volatility factors, credit risk and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace. Occidental classifies these measurements as Level 2. The portion of commodity derivatives valued using Level 3 inputs is de minimis.

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of March 31, 2010 and December 31, 2009 (in millions):

	Fair Value Measurements at March 31, 2010 Using
Description	Level 1	Level 2		Level 3		Netting and Collateral	(a)	Total Fair Value
Assets:
Trading equity securities – natural resources industry	$131	$		$		$		$131
Commodity derivatives	136		757				(613)	280
Total assets	$267		$757	$			$(613)	$411
Liabilities:
Commodity derivatives	$194		$986	$			$(687)	$493
Total liabilities	$194		$986	$			$(687)	$493

	Fair Value Measurements at December 31, 2009 Using
Description	Level 1	Level 2		Level 3		Netting and Collateral	(a)	Total Fair Value
Assets:
Trading equity securities – natural resources industry	$230	$		$		$		$230
Commodity derivatives	243		612				(645)	210
Total assets	$473		$612	$			$(645)	$440
Liabilities:
Commodity derivatives	$280		$920	$			$(665)	$535
Total liabilities	$280		$920	$			$(665)	$535

(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values - Nonrecurring
For the three months ended March 31, 2010 and 2009, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments, or on quoted market yields for similarly rated debt instruments, taking into account their maturities.  The estimated fair values of Occidental’s debt, as of March 31, 2010 and December 31, 2009, were approximately $2.9 billion and $3.1 billion, respectively, compared to carrying values of $2.6 billion and $2.8 billion, respectively.

11.	Derivatives

Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty.  Occidental applies hedge accounting when transactions meet specified criteria for such treatment. If a derivative does not qualify or is not designated and documented as a hedge, any fair value gains or losses are recognized in earnings in the current period.

Occidental has used derivatives to reduce its long-term exposure to price volatility on a small portion of its oil and gas production. Through its low-risk marketing and trading activities and within its established policy controls and procedures, Occidental has also used derivative instruments, including a combination of short-term futures, forwards, options and swaps, to improve realized prices for its oil and gas.  Additionally, Occidental, through its Phibro trading unit, engages in trading activities using derivatives for the purpose of generating profits mainly from market price changes of commodities, in part using similar derivative instruments.

Cash-Flow Hedges

As of March 31, 2010 and December 31, 2009, Occidental held a series of collar agreements that qualify as cash-flow hedges for the sale of approximately 2 percent of its crude oil production.  These agreements continue to the end of 2011.  The following table presents the daily quantities and weighted-average strike prices of Occidental's collar positions as of March 31, 2010 and December 31, 2009:

Crude Oil – Collars	Daily Volume (barrels)	Average Floor	Average Cap
April 2010 – December 2010 (a)	12,000	$33.00	$46.35
January 2011 – December 2011 (a)	12,000	$32.92	$46.27

In 2009, Occidental entered into financial swap agreements related to the sale of a portion of its natural gas production from the Rockies that qualify as cash-flow hedges. The following table presents the daily quantities and weighted-average hedged prices that will be received by Occidental as of March 31, 2010:

Natural Gas – Swaps	Daily Volume (cubic feet)	Average Strike Price
April 2010 – December 2010 (a)	40 million	$5.03
December 2010 – March 2012 (a)	50 million	$6.07

(a)	At December 31, 2009, these contracts were outstanding with the same daily volumes and terms indicated and also covered the period from January 1, 2010 to March 31, 2010.

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes.  These agreements continue through April 2011.  As of March 31, 2010 and December 31, 2009, Occidental had approximately 5 billion cubic feet and 28 billion cubic feet of natural gas held in storage, respectively. As of March 31, 2010 and December 31, 2009, Occidental had designated the forecasted sale of approximately 4 billion cubic feet and 24 billion cubic feet of natural gas from storage as cash-flow hedges, respectively.

The following table presents the pre-tax gains (losses) recognized in, and reclassified from, Accumulated Other Comprehensive Income (AOCI) and recognized in income (net sales), including any hedge ineffectiveness, for derivative instruments classified as cash-flow hedges for the three months ended March 31, 2010 and 2009 (in millions):

	Gains (Losses) Recognized in AOCI – Effective Portion	Amount of (Gains) Losses Reclassified from AOCI into Income – Effective Portion	Gains Recognized in Income – Ineffective Portion
Three months ended March 31, 2010
Commodity contracts 
Occidental’s crude oil production	$(6)	$35	$2
Occidental’s natural gas production	36	2	
Natural gas storage	7	(5)	
Total	$37	$32	$2
Three months ended March 31, 2009
Commodity contracts 
Occidental’s crude oil production	$30	$—	$3
Natural gas storage	25	(54)	—
Total	$55	$(54)	$3

The following table summarizes net after-tax derivative activity recorded in AOCI for the three months ended March 31, 2010 and 2009 (in millions):

In millions	2010	2009
Beginning Balance	$(227)	$(150)
Gains from changes in cash flow hedges	23	35
Losses (gains) reclassified to income	21	(34)
Ending Balance	$(183)	$(149)

During the next twelve months, Occidental expects that approximately $96 million of net after-tax derivative losses included in AOCI, based on their valuation as of March 31, 2010, will be reclassified into income.

Derivatives Not Designated as Hedging Instruments

Occidental’s third-party marketing and trading activities focus on purchasing crude oil and natural gas for resale from partners, producers and third parties whose oil and gas supply is located near the midstream and marketing assets, such as pipelines, processing plants and storage facilities, that are owned or leased by Occidental.  These purchases allow Occidental to aggregate volumes to maximize prices received for Occidental’s production.  The aggregate volumes and durations of these third-party marketing and trading purchase and sales contracts generally approximate each other.  In addition, Occidental’s Phibro trading unit uses derivative instruments, including forward purchases and sales for physical delivery, futures, swaps and options, in its strategy to profit from market price changes.

The following table presents gross volumes of Occidental’s commodity derivatives not designated as hedging instruments as of March 31, 2010 and December 31, 2009:

	Volumes
Commodity	2010	2009
Occidental’s production sales contracts
Crude oil (million barrels)	9	9

Third-party marketing and trading activities
Purchase contracts
Crude oil (million barrels)	145	161
Natural gas (billion cubic feet)	1,276	1,386
Electricity (million megawatt hours)	16	7

Sales contracts
Crude oil (million barrels)	136	182
Natural gas (billion cubic feet)	1,344	1,556
Electricity (million megawatt hours)	17	7

In addition, Occidental has certain other commodity trading contracts, including agricultural products, metals, precious metals and foreign exchange contracts, which were not material to Occidental as of March 31, 2010 and December 31, 2009.

Approximately $73 million and $61 million of gains from derivatives not designated as hedging instruments were recognized in net sales for the three months ended March 31, 2010 and 2009, respectively.

Fair Value of Derivatives
The following table presents the gross fair value of Occidental’s outstanding derivatives as of March 31, 2010 and December 31, 2009 (in millions):

March 31, 2010	Asset Derivatives Balance Sheet Location	Fair Value	Liability Derivatives Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$24	Accrued liabilities	$174
	Long-term receivables and other assets, net	19	Deferred credits and other liabilities	131
		$43		$305

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	$763	Accrued liabilities	$792
	Long-term receivables and other assets, net	87	Deferred credits and other liabilities	83
		850		875
Total gross fair value		893		1,180
Less: counterparty netting and cash collateral (b)		(613)		(687)
Total net fair value		$280		$493

December 31, 2009	Asset Derivatives Balance Sheet Location	Fair Value	Liability Derivatives Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$2	Accrued liabilities	$168
	Long-term receivables and other assets, net	5	Deferred credits and other liabilities	174
		$7		$342

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	$776	Accrued liabilities	$789
	Long-term receivables and other assets, net	72	Deferred credits and other liabilities	69
		848		858
Total gross fair value		855		1,200
Less: counterparty netting and cash collateral (c)		(645)		(665)
Total net fair value		$210		$535

(a)	The above fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.

(b)	As of March 31, 2010, collateral received of $41 million has been netted against derivative assets and collateral paid of $115 million has been netted against derivative liabilities.

(c)	As of December 31, 2009, collateral received of $23 million has been netted against derivative assets and collateral paid of $43 million has been netted against derivative liabilities.

See Note 10 for fair value measurement disclosures on derivatives.

Credit Risk

A majority of Occidental’s derivative transactions are exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these transactions are executed on a daily margin basis.  Collateral of $200 million and $222 million deposited by Occidental with clearing houses and brokers, which has not been reflected in the derivative fair value tables, is included in the marketing and trading assets and other balance as of March 31, 2010 and December 31, 2009, respectively.

In addition, Occidental executes a portion of its derivative transactions in the OTC market with various high-credit-quality counterparties.  Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments.  Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, by entering into master netting arrangements with the counterparties and by requiring collateral as appropriate.  Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary.  Certain of Occidental's OTC derivative instruments contain credit risk contingent features, primarily tied to credit ratings for Occidental or its counterparties which may affect the amount of collateral that each would need to post.  As of March 31, 2010 and December 31, 2009, Occidental had a net liability of $329 million and $350 million, respectively, for which the amount of collateral posted was not material.  Occidental believes that if it had received a one-notch reduction in its credit rating, it would not have resulted in a material change in its collateral-posting requirements as of March 31, 2010 and December 31, 2009.

12.	Industry Segments

Occidental conducts its continuing operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream, marketing and other (midstream and marketing).  The oil and gas segment explores for, develops, produces and markets crude oil, including natural gas liquids (NGLs) and condensate, as well as natural gas.  The chemical segment manufactures and markets basic chemicals, vinyls and other chemicals.  The midstream and marketing segment gathers, treats, processes, transports, stores, purchases and markets crude oil (including NGLs and condensate), natural gas, CO2 and power.  The segment also trades around its assets, including pipelines and storage facilities, and trades commodities and securities.

Segment earnings generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment assets and income from the segments’ equity investments.

The following table presents Occidental’s industry segment and corporate disclosures (in millions):

	Oil and Gas	Chemical	Midstream, Marketing and Other	Corporate and Eliminations		Total
Three months ended March 31, 2010
Net sales	$3,646	$956	$369	$(200	)(a)	$4,771
Pretax operating profit (loss)	$1,843	$30	$94	$(143	)(b)	$1,824
Income taxes	―	―	―	(729	)(c)	(729)
Discontinued operations, net	―	―	―	(7)		(7)
Net income attributable to noncontrolling interest	(24)	―	―	―		(24)
Net income (loss) attributable to common stock	$1,819	$30	$94	$(879)		$1,064
Three months ended March 31, 2009
Net sales	$2,137	$792	$228	$(84	)(a)	$3,073
Pretax operating profit (loss)	$554	$169	$14	$(116	)(b)	$621
Income taxes	―	―	―	(241	)(c)	(241)
Discontinued operations, net	―	―	―	(3)		(3)
Net income attributable to noncontrolling interest	(9)	―	―	―		(9)
Net income (loss) attributable to common stock	$545	$169	$14	$(360)		$368

(a)	Intersegment sales are generally made at prices approximately equal to those that the selling entity is able to obtain in third-party transactions.

(b)	Includes net interest expense, administration expense, environmental remediation and other pre-tax items.

(c)	Includes all foreign and domestic income taxes from continuing operations.

13.	Earnings Per Share

Occidental’s instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are considered participating securities prior to vesting, and therefore, have been included in the earnings allocations in computing basic and diluted EPS under the two-class method.

Basic EPS was computed by dividing net income attributable to common stock by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS further reflected the dilutive effect of stock options and unvested stock awards. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2010 and 2009:

(in millions, except per-share amounts)	2010	2009
Basic EPS
Income from continuing operations	$1,095	$380
Less: Income from continuing operations attributable to noncontrolling interest	(24)	(9)
Income from continuing operations attributable to common stock	1,071	371
Discontinued operations	(7)	(3)
Net income attributable to common stock	1,064	368
Less: Net income allocated to participating securities	(1)	(1)
Net income attributable to common stock, net of participating securities	$1,063	$367
Weighted average number of basic shares	812.1	810.7
Basic EPS	$1.31	$0.45

Diluted EPS
Net income attributable to common stock, net of participating securities	$1,063	$367
Weighted average number of basic shares	812.1	810.7
Dilutive effect of potentially dilutive securities	1.4	2.6
Total diluted weighted average common shares	813.5	813.3
Diluted EPS	$1.31	$0.45

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income of $1.1 billion for the first three months of 2010 on net sales of $4.8 billion, compared to net income of $368 million on net sales of $3.1 billion for the same period of 2009.  Diluted earnings per common share (EPS) were $1.31 and $0.45 for the first three months of 2010 and 2009, respectively.

Net income for the three months ended March 31, 2010, compared to the same period of 2009, reflected higher worldwide crude oil and domestic gas prices and higher volumes, partially offset by higher depreciation, depletion and amortization (DD&A) rates, higher operating expenses, largely resulting from fully expensing CO2 costs in 2010, and the effects of foreign exchange, as well as continued weakness in the domestic chemical market and significant margin erosion in the chemical business.

Net income for the three months ended March 31, 2009 included after-tax charges of $36 million for severance, railcar leases and rig termination costs.

Unless indicated otherwise, net income and EPS refer to net income attributable to common stock.

Selected Income Statement Items

The increase in net sales for the three months ended March 31, 2010, compared with the same period of 2009, reflected higher worldwide crude oil and domestic natural gas prices, higher volumes in oil and gas and chemical products and higher prices for polyvinyl chloride and vinyl chloride monomer, partially offset by lower caustic soda prices.

The increase in cost of sales for the three months ended March 31, 2010, compared with the same period of 2009, was due to higher product volumes, feedstock costs, DD&A rates and operating costs, including the result from fully expensing CO2 costs in 2010.

The increase in selling, general and administrative and other operating expenses for the three months ended March 31, 2010, compared with the same period of 2009, was due to higher general administrative costs and foreign exchange losses.

The increase in provision for domestic and foreign income taxes for the three months ended March 31, 2010 compared with the same period of 2009, was due to higher pre-tax income and a higher tax rate in 2010 than 2009, which included the tax benefit from the relinquishment of international exploration contracts during the first quarter of 2009.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the change in cash and cash equivalents. The increase in trade receivables, net was due to higher worldwide crude oil and domestic natural gas prices and volumes during the first quarter of 2010, compared to the fourth quarter of 2009.  The decrease in marketing and trading assets and other was due to a decrease in trading securities held and timing of collections from joint venture partners.  The increase in property, plant and equipment was due to capital expenditures and purchases of assets, partially offset by DD&A.

The decrease in current maturities of long-term debt and notes payable was due to payments of amounts due on senior notes.  The increase in accounts payable reflected higher third-party product marketing activity and higher oil and gas operating costs.  The decrease in accrued liabilities reflected payments made in the first quarter of 2010 related to the Phibro trading unit acquisition.  The increase in domestic and foreign income taxes was due to the first estimated federal and state income tax payment for 2010 coming due in April.  The increase in stockholders’ equity reflected net income for the first quarter of 2010, partially offset by dividend payments.

Segment Operations

Occidental conducts its continuing operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream, marketing and other (midstream and marketing).  The oil and gas segment explores for, develops, produces and markets crude oil, including natural gas liquids (NGLs) and condensate, as well as natural gas.  The chemical segment manufactures and markets basic chemicals, vinyls and other chemicals.  The midstream and marketing segment gathers, treats, processes, transports, stores, purchases and markets crude oil (including NGLs and condensate), natural gas, CO2 and power.  The segment also trades around its assets, including pipelines and storage facilities, and trades commodities and securities.

The following table sets forth the sales and earnings of each operating segment and corporate items for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Net Sales(a)
Oil and Gas	$3,646	$2,137
Chemical	956	792
Midstream, Marketing and Other	369	228
Eliminations	(200)	(84)
	$4,771	$3,073
Segment Earnings (b)
Oil and Gas (c)	$1,819	$545
Chemical	30	169
Midstream, Marketing and Other	94	14
	1,943	728

Unallocated Corporate Items
Interest expense, net (b)	(36)	(20)
Income taxes	(729)	(241)
Other expense, net (b)	(107)	(96)

Income from continuing operations (c)	1,071	371
Discontinued operations, net (b)	(7)	(3)
Net income (c)	$1,064	$368

(a)	Intersegment sales are generally made at prices approximately equal to those that the selling entity is able to obtain in third-party transactions.

(b)	Refer to “Significant Items Affecting Earnings,” “Oil and Gas Segment,” “ Chemical Segment,” “Midstream, Marketing and Other Segment” and “Corporate” discussions that follow.

(c)	Represent amounts attributable to common stock shown after deducting noncontrolling interest amounts of $24 million and $9 million for the three months ended March 31, 2010 and 2009, respectively.

Significant Items Affecting Earnings

The following table sets forth the effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount for the three months ended March 31, 2010 and 2009 (in millions):

		2010		2009
Oil & Gas
Rig contract terminations	$	―		$(8)
Total Oil and Gas	$	―		$(8)

Chemical
No significant items affecting earnings	$	―	$	―
Total Chemical	$	―	$	―

Midstream, Marketing and Other
No significant items affecting earnings	$	―	$	―
Total Midstream, Marketing and Other	$	―	$	―

Corporate
Severance accrual	$	―		$(32)
Railcar leases		―		(15)
Tax effect of pre-tax adjustments		―		19
Discontinued operations, net*		(7)		(3)
Total Corporate		$(7)		$(31)
Total		$(7)		$(39)
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Oil & Gas earnings(a)	$1,819	$545
Chemical earnings	30	169
Midstream, Marketing and Other earnings	94	14
Unallocated corporate items	(143)	(116)
Pre-tax income(a)	1,800	612

Income tax expense
Federal and state	307	12
Foreign	422	229
Total	729	241

Income from continuing operations(a)	$1,071	$371

Worldwide effective tax rate	41%	39%

(a)	Represents amounts attributable to common stock shown after deducting noncontrolling interest amounts of $24 million and $9 million for the three months ended March 31, 2010 and 2009, respectively.

Oil and Gas Segment

The following tables set forth the sales and production volumes of crude oil and liquids and natural gas per day for the three months ended March 31, 2010 and 2009.  The differences between the sales volumes and production per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.  Sales at these locations are not recognized until title passes.

All current and prior period sales and production volumes, as well as volume-based statistics, such as operating costs per barrel, are stated using pre-tax volumes as disclosed in Occidental’s 2009 Form 10-K – Supplemental Oil and Gas Information on page 72.

	Three months ended March 31,
Sales Volumes per Day	2010	2009
Crude Oil and Liquids (MBBL)
United States	271	276
Middle East/North Africa	192	192
Latin America	69	86

Natural Gas (MMCF)
United States	675	620
Middle East	446	286
Latin America	43	48

Total sales volumes (MBOE) (a)	726	713

Production per Day
Crude Oil and Liquids (MBBL)
United States	271	276
Middle East/North Africa	207	195
Latin America	71	81

Natural Gas (MMCF)
United States	675	620
Middle East	446	286
Latin America	43	48

Total production (MBOE) (a)	743	711

(a)	Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as “Mcf”) of gas to one barrel of oil.

Average Sales Prices	2010	2009
Crude Oil ($/BBL)
United States	$73.08	$37.66
Middle East/North Africa	$74.96	$41.55
Latin America	$61.00	$39.59
Worldwide	$71.88	$39.29

Natural Gas ($/MCF)
United States	$5.62	$3.54
Latin America	$3.34	$3.50
Worldwide	$3.69	$2.90

Oil and gas segment earnings for the three months ended March 31, 2010 and 2009, were $1.8 billion and $545 million, respectively.  The increase in oil and gas segment earnings for the three months ended March 31, 2010, compared to the same period of 2009, reflected higher worldwide crude oil and domestic natural gas prices and higher volumes partially offset by higher DD&A rates, higher operating expenses, largely resulting from fully expensing CO2 costs in 2010, and the effects of foreign exchange.

In the first quarter of 2010, the average West Texas Intermediate (WTI) price was $78.71 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $5.39 per million British Thermal Units (BTUs), compared to $43.08 per barrel and $5.08 per million BTUs, respectively, for the first quarter of 2009.  Occidental’s realized crude oil price for the first quarter of 2010 was $71.88 per barrel, compared to $39.29 per barrel for the first quarter of 2009.  Based on the current levels of production and prices, if domestic natural gas prices vary by $0.50 per million BTUs, it would have an estimated effect on quarterly pre-tax income of approximately $31 million, while a $1.00 per-barrel change in oil prices would have a quarterly pre-tax impact of approximately $36 million.  If production levels change, the sensitivity of Occidental’s results to oil and gas prices also would change.

Oil and gas production in the first quarter of 2010 was 743,000 BOE per day, compared with 711,000 BOE per day for the same period of 2009.  This 4.5-percent increase included increases in California of 17,000 BOE per day, Middle East/North Africa of 49,000 BOE per day, which was mostly in Oman (17,000 BOE per day) and Bahrain (3,000 barrels of oil per day and 166 million MMcf of gas per day), partially offset by reductions due to the effect of production sharing and similar contracts of 38,000 BOE and a labor strike in Argentina.  Sales volumes for the first quarter of 2010 were 726,000 BOE per day, compared with 713,000 BOE per day for the same period of 2009.  Sales volumes were lower than the production volumes for the first quarter of 2010 due to the timing of liftings.

Oil and gas cash production costs, excluding production and property taxes, increased from $9.37 per BOE for the total year 2009 to $10.05 per BOE for the three months ended March 31, 2010.  This increase reflects the change to expensing 100 percent of CO2 costs beginning in 2010 and higher field support and maintenance costs.

In January 2010, Occidental and its partners signed a technical service contract with the government of Iraq to develop the Zubair Field in Iraq.  During the quarter ended March 31, 2010, Occidental acquired interests in domestic oil and gas properties for approximately $245 million.

Chemical Segment

Chemical segment earnings for the three months ended March 31, 2010 and 2009, were $30 million and $169 million, respectively.  The first quarter 2010 results reflected the continued weakness in the domestic market, particularly in the housing and construction sectors, and the significant margin erosion experienced through 2009 that carried into the first quarter of 2010.

Midstream, Marketing and Other Segment

Midstream and marketing segment earnings for the three months ended March 31, 2010 and 2009 were $94 million and $14 million, respectively.  The first quarter of 2010 reflected improved margins in the gas processing business, higher margins in the marketing and trading business and higher pipeline income from Dolphin.

Corporate

During the three months ended March 31, 2009, Occidental recorded pre-tax charges of $47 million for severance and railcars sub-leased to a company that had recently filed for bankruptcy reorganization.

Liquidity and Capital Resources

At March 31, 2010, Occidental had approximately $1.9 billion in cash on hand.  Available but unused lines of committed bank credit totaled approximately $1.5 billion at March 31, 2010. Income and cash flows are largely dependent on crude oil and gas prices and sales volumes, which both increased in the first quarter of 2010 as compared to the same period of 2009. Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs, planned capital expenditures, dividends and debt payments.

Occidental’s cash flow from operations for the three months ended March 31, 2010 was about $2.2 billion, compared to $780 million for the same period of 2009.  The most important sources of the increase in operating cash flow in 2010, compared to 2009, were higher worldwide crude oil and domestic natural gas prices.  In the first three months of 2010, compared to the same period in 2009, Occidental's average worldwide realized crude oil price was higher by 83 percent and Occidental’s average realized natural gas price increased 59 percent in the U.S., where approximately 58 percent of Occidental’s natural gas was produced.  In addition, the increase in NGL prices in 2010, compared to the same period of 2009, resulted in higher gas processing margins in the midstream and marketing segment. The overall impact of the chemical and midstream and marketing segments’ margins on cash flow was less significant than the increases in oil and gas prices because the chemical and midstream and marketing segments’ earnings and cash flows are significantly smaller than those for the oil and gas segment.  The first quarter of 2010 also benefitted from an approximately $600 million positive impact from changes in operating assets and liabilities, because the first quarter of 2009 included payments related to the high level of spending activity toward year-end 2008.

Occidental’s net cash used by investing activities was $1.1 billion for the first three months of 2010, compared to $1.2 billion for the same period of 2009.  The 2010 amount included acquisitions of interests in domestic oil and gas properties and foreign contract commitments of approximately $299 million.  Capital expenditures for the first three months of 2010 were $848 million, including $682 million for oil and gas.  Capital expenditures for the first three months of 2009 were $1.1 billion, including $911 million for oil and gas.

Occidental’s net cash used by financing activities was $491 million in the first three months of 2010, compared to $264 million for the same period of 2009.  The 2010 amount included the repayment of Occidental’s senior notes of $227 million and dividend payments of $269 million.  The 2009 amount included dividend payments of $260 million.

As of March 31, 2010, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

Occidental’s capital spending estimate for 2010 is approximately $4.5 billion and will focus on the goal of keeping Occidental’s returns well above its cost of capital given current oil and gas prices and the cost environment.

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

As of March 31, 2010, Occidental participated in or monitored remedial activities or proceedings at 167 sites.  The following table presents Occidental’s environmental remediation reserves as of March 31, 2010, the current portion of which is included in accrued liabilities ($84 million) and the remainder in deferred credits and other liabilities — other ($309 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	39	$55
Third-party sites	81	101
Occidental-operated sites	18	124
Closed or non-operated Occidental sites	29	113
Total	167	$393

As of March 31, 2010, Occidental’s environmental reserves exceeded $10 million at 14 of the 167 sites described above, and 118 of the sites had reserves from $0 to $1 million each.  Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $375 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2009.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding Occidental’s environmental expenditures.

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

Lawsuits filed in Nicaragua against Occidental Chemical Corporation (OxyChem) and other companies that once manufactured or used the pesticide dibromochloropropane (DBCP) claim damages of several billion dollars for alleged personal injuries.  In the opinion of management, the claims against OxyChem are without merit because, among other things, the DBCP it manufactured was never sold or used in Nicaragua.  Nicaraguan courts have entered judgments of approximately $900 million against four defendants, including OxyChem, which, if affirmed and ultimately enforced, would be shared equally among the defendants.  When the plaintiffs attempted to enforce one judgment in Miami, the federal district court granted summary judgment in favor of OxyChem and refused to enforce the judgment, finding the Nicaraguan court lacked personal jurisdiction because OxyChem DBCP was not used in Nicaragua, OxyChem did not have sufficient contacts with Nicaragua, and other grounds for dismissal.  Plaintiffs have filed a notice of appeal.  OxyChem has no assets in Nicaragua and, in the opinion of management, no such Nicaraguan judgment would be enforceable in the United States.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits of corporate tax returns for taxable years through 2008 have concluded for U.S. federal income tax purposes, the 2009 and 2010 taxable years are currently under review by the U.S. Internal Revenue Service pursuant to its Compliance Assurance Program.  Taxable years 2000 through 2009 remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these locations, tax authorities are in various stages of auditing Occidental’s income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of March 31, 2010, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

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

Recently Adopted Accounting and Disclosure Changes

Fair Value Measurements – Beginning in the quarter ended March 31, 2010, Occidental enhanced its fair value measurement disclosures as a result of adopting new disclosure requirements issued by the Financial Accounting Standards Board (FASB) in January 2010. The new rules require interim and year-end disclosures of: (i) fair value measurements by classes of assets and liabilities; (ii) valuation techniques and inputs used for Level 2 or 3 fair value measurements; and (iii) significant transfers into and out of Level 1 and 2 measurements and the reasons for the transfers.

Variable Interest Entities – Beginning January 1, 2010, Occidental modified its method of assessing the consolidation of variable interest entities as a result of adopting new accounting requirements issued by the FASB in June 2009.  This new rule had no impact on Occidental’s financial statements upon adoption and will require assessment on an ongoing basis.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects.  Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; any general economic recession or slowdown domestically or internationally; exploration risks such as drilling unsuccessful wells; higher-than-expected costs; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental’s production or manufacturing or damage to facilities due to accidents, chemical releases, labor unrest, weather, natural disasters, political events or insurgent activity; potential failure to achieve expected production from existing and future oil and gas development projects; failure of risk management; changes in law or regulations; changes in tax rates; and not successfully completing, or any material delay of, any development of new fields, expansion, capital expenditure, efficiency-improvement project, acquisition or disposition.  Words such as “estimate”, “project”, “predict”, “will”, “would”, “should”, “could”, “may”, “might”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes generally identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements as a result of new information, future events or otherwise.  Material risks that may affect Occidental’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of the 2009 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2010, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in Occidental’s 2009 Form 10-K.

The three months ended March 31, 2010 included operations of the Phibro trading unit, which Occidental acquired on December 31, 2009.  Occidental determined that operations of the unit are not reasonably likely to have a material adverse effect on the Company.  This conclusion is based primarily on the trading limits Occidental placed on the unit, including, among others, limits on total notional trade value, value at risk and credit, as well as the highly liquid positions the operation maintains, in which the market risk can be neutralized on very short notice.

Item 4.	Controls and Procedures

Occidental's Chairman of the Board of Directors and Chief Executive Officer and its President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's Chairman of the Board of Directors and Chief Executive Officer and its President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the information in Note 8 to the consolidated condensed financial statements in Part I of this Form 10-Q.

OPC subsidiaries voluntarily agreed to pay penalties of $855,000 to the Kansas Department of Health and Environment and the Colorado Oil and Gas Conservation Commission (COGCC) to resolve alleged permitting violations in these states and certain releases in Colorado.  COGCC is asserting an additional penalty claim in excess of $100,000 for an alleged release to water, the resolution of which is not expected to have a material adverse effect on OPC’s consolidated financial position or results of operations.

Item 6.	Exhibits

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2010 and 2009 and for each of the five years in the period ended December 31, 2009.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

DATE: May 6, 2010	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2010 and 2009 and for each of the five years in the period ended December 31, 2009.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

