Form 10-Q
period 2010-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2010-08-05
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer☑   Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2010
Common stock $.20 par value	812,243,611 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets —
		June 30, 2010 and December 31, 2009	2

		Consolidated Condensed Statements of Income —
		Three and six months ended June 30, 2010 and 2009	4

		Consolidated Condensed Statements of Cash Flows —
		Six months ended June 30, 2010 and 2009	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	28

Part II	Other Information

	Item 1.	Legal Proceedings	29

	Item 2.	Share Repurchase Activities	29

	Item 6.	Exhibits	30

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(Amounts in millions)

	2010	2009

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,322	$1,230

Trade receivables, net	4,335	4,142

Marketing and trading assets and other	872	1,203

Inventories	1,220	1,081

Prepaid expenses and other	440	430

Total current assets	9,189	8,086

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,786	1,732

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation, depletion and amortization of $21,205 at
June 30, 2010 and $19,486 at December 31, 2009	34,514	33,645

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	770	766

TOTAL ASSETS	$46,259	$44,229
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(Amounts in millions)

	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$12	$239
Accounts payable	3,952	3,379
Accrued liabilities	1,923	2,341
Domestic and foreign income taxes	72	28
Liabilities of discontinued operations	103	105

Total current liabilities	6,062	6,092

LONG-TERM DEBT, NET	2,511	2,557

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	3,321	3,125
Long-term liabilities of discontinued operations	126	136
Other	3,327	3,160
	6,774	6,421

STOCKHOLDERS' EQUITY
Common stock, at par value	177	177
Treasury stock	(4,172)	(4,161)
Additional paid-in capital	7,193	7,127
Retained earnings	28,083	26,534
Accumulated other comprehensive loss	(483)	(596)
Total equity attributable to common stock	30,798	29,081
Noncontrolling interest	114	78
Total equity	30,912	29,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,259	$44,229
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Amounts in millions, except per-share amounts)

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
REVENUES AND OTHER INCOME
Net sales	$4,761	$3,687	$9,532	$6,760
Interest, dividends and other income	40	28	61	58
Gains (losses) on disposition of assets, net	(6)	7	(5)	7
	4,795	3,722	9,588	6,825
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,432	2,059	4,874	4,123
Selling, general and administrative
and other operating expenses	309	362	684	632
Taxes other than on income	127	110	250	215
Exploration expense	73	54	129	112
Interest and debt expense, net	32	32	70	59
	2,973	2,617	6,007	5,141
Income before income taxes and other items	1,822	1,105	3,581	1,684
Provision for domestic and foreign
income taxes	800	455	1,529	696
(Income) from equity investments	(59)	(46)	(124)	(88)
Income from continuing operations	1,081	696	2,176	1,076
Discontinued operations, net	(6)	(2)	(13)	(5)
Net income	1,075	694	2,163	1,071
Less: Net income attributable to noncontrolling
interest	(12)	(12)	(36)	(21)
NET INCOME ATTRIBUTABLE TO
COMMON STOCK	$1,063	$682	$2,127	$1,050

BASIC EARNINGS PER COMMON SHARE
(attributable to common stock)
Income from continuing operations	$1.31	$0.84	$2.63	$1.30
Discontinued operations, net	―	―	(0.02)	(0.01)
BASIC EARNINGS PER COMMON SHARE	$1.31	$0.84	$2.61	$1.29
DILUTED EARNINGS PER COMMON SHARE
(attributable to common stock)
Income from continuing operations	$1.31	$0.84	$2.63	$1.30
Discontinued operations, net	―	―	(0.02)	(0.01)
DILUTED EARNINGS PER COMMON SHARE	$1.31	$0.84	$2.61	$1.29
DIVIDENDS PER COMMON SHARE	$0.38	$0.33	$0.71	$0.65
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Amounts in millions)

	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,163	$1,071
Adjustments to reconcile net income to net cash provided by
operating activities:
Discontinued operations, net	13	5
Depreciation, depletion and amortization of assets	1,750	1,528
Deferred income tax provision	129	128
Other noncash charges to income	263	205
Losses (gains) on disposition of assets, net	5	(7)
Income from equity investments	(124)	(88)
Dry hole and impairment expense	72	90
Changes in operating assets and liabilities, net	285	(555)
Other operating, net	(217)	(154)
Operating cash flow from continuing operations	4,339	2,223
Operating cash flow from discontinued operations	(62)	(22)
Net cash provided by operating activities	4,277	2,201
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,716)	(1,902)
Purchases of assets	(743)	(534)
Sale of assets	17	45
Equity investments and other, net	93	(51)
Net cash used by investing activities	(2,349)	(2,442)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	―	740
Payments of long-term debt	(299)	(8)
Proceeds from issuance of common stock	5	13
Purchases of treasury stock	(11)	(9)
Excess share-based tax benefits and other	7	5
Distributions to noncontrolling interest	―	(2)
Cash dividends paid	(538)	(520)
Net cash (used) provided by financing activities	(836)	219
Increase (decrease) in cash and cash equivalents	1,092	(22)
Cash and cash equivalents—beginning of period	1,230	1,777
Cash and cash equivalents—end of period	$2,322	$1,755
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2010, and the consolidated statements of income and cash flows for the three and six months ended June 30, 2010 and 2009, as applicable. The income and cash flows for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been reclassified to conform to the 2010 presentation.

2.	Asset Acquisitions, Dispositions and Other Transactions

In January 2010, Occidental and its partners signed a technical service contract with the government of Iraq to develop the Zubair Field in Iraq.

During the six months ended June 30, 2010, Occidental acquired various interests in domestic oil and gas properties for approximately $460 million.  Occidental also obtained a ten-year extension for its hydrocarbon concessions in the Santa Cruz province of Argentina.

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

4.	Comprehensive Income

The following table presents Occidental’s comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 (in millions):

	Periods ended June 30
	Three months		Six months
	2010	2009	2010	2009
Net income attributable to common stock	$1,063	$682	$2,127	$1,050
Other comprehensive income (loss) items
Foreign currency translation adjustments	(1)	17	(4)	18
Pension and post-retirement adjustments	6	6	13	12
Unrealized gains (losses) on derivatives	37	(81)	60	(46)
Reclassification of realized losses (gains) on derivatives and securities	23	12	44	(22)
Other comprehensive income (loss), net of tax	65	(46)	113	(38)
Comprehensive income attributable to common stock	$1,128	$636	$2,240	$1,012

There were no “other comprehensive income (loss) items” or changes to equity other than net income related to noncontrolling interests for the three and six months ended June 30, 2010 and 2009.

5.	Supplemental Cash Flow Information

Occidental paid U.S. federal, state and foreign income taxes of approximately $1.4 billion and $517 million during the six months ended June 30, 2010 and 2009, respectively.  Net payments for taxes included amounts related to discontinued operations of $44 million and $8 million for the six months ended June 30, 2010 and 2009, respectively.  Interest paid totaled approximately $83 million and $81 million for the six months ended June 30, 2010 and 2009, respectively.

6.	Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of June 30, 2010 and December 31, 2009 consisted of the following (in millions):

	2010	2009
Raw materials	$57	$63
Materials and supplies	506	515
Finished goods	738	584
	1,301	1,162
LIFO reserve	(81)	(81)
Total	$1,220	$1,081

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

As of June 30, 2010, Occidental participated in or monitored remedial activities or proceedings at 169 sites.  The following table presents Occidental’s environmental remediation reserves as of June 30, 2010, the current portion of which is included in accrued liabilities ($84 million) and the remainder in deferred credits and other liabilities – other ($294 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	40	$54
Third-party sites	81	97
Occidental-operated sites	19	118
Closed or non-operated Occidental sites	29	109
Total	169	$378

As of June 30, 2010, Occidental’s environmental reserves exceeded $10 million at 14 of the 169 sites described above, and 120 of the sites had reserves from $0 to $1 million each.  Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $375 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2009.  For management’s opinion with respect to environmental matters, refer to Note 8.

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

Lawsuits filed in Nicaragua against Occidental Chemical Corporation (OxyChem) and other companies that once manufactured or used the pesticide dibromochloropropane (DBCP) claim damages of several billion dollars for alleged personal injuries.  In the opinion of management, the claims against OxyChem are without merit because, among other things, the DBCP it manufactured was never sold or used in Nicaragua.  Nicaraguan courts have entered judgments of approximately $900 million against four defendants, including OxyChem, which, if affirmed and ultimately enforced, would be shared equally among the defendants.  When the plaintiffs attempted to enforce one judgment in Miami, the federal district court granted summary judgment in favor of OxyChem and refused to enforce the judgment, finding the Nicaraguan court lacked personal jurisdiction because OxyChem DBCP was not used in Nicaragua, OxyChem did not have sufficient contacts with Nicaragua, and other grounds for dismissal.  Although the Plaintiffs have appealed that dismissal as to other defendants, the Plaintiffs have not appealed as to OxyChem.  OxyChem has no assets in Nicaragua and, in the opinion of management, no such Nicaraguan judgment would be enforceable in the United States.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits of corporate tax returns for taxable years through 2008 have concluded for U.S. federal income tax purposes, the 2009 and 2010 taxable years are currently under review by the U.S. Internal Revenue Service pursuant to its Compliance Assurance Program.  Taxable years from 2000 through 2009 remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these locations, tax authorities are in various stages of auditing Occidental’s income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of June 30, 2010, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

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

9.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and six months ended June 30, 2010 and 2009 (in millions):

Three months ended June 30	2010		2009
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$5	$4	$4	$4
Interest cost	7	11	7	10
Expected return on plan assets	(8)	―	(7)	―
Amortization of prior service cost	1	―	―	―
Recognized actuarial loss	3	7	4	6
Total	$8	$22	$8	$20

Six months ended June 30	2010		2009
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$9	$9	$8	$8
Interest cost	15	22	14	20
Expected return on plan assets	(16)	―	(13)	―
Amortization of prior service cost	1	―	―	―
Recognized actuarial loss	6	13	8	11
Total	$15	$44	$17	$39

Occidental contributed $3 million in the three month periods ended June 30, 2010 and 2009, and $5 million in each of the six month periods then ended, to its defined benefit pension plans.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of June 30, 2010 and December 31, 2009 (in millions):

	Fair Value Measurements at June 30, 2010 Using
Description	Level 1	Level 2		Level 3		Netting and Collateral	(a)	Total Fair Value
Assets:
Trading equity securities – natural resources industry	$84	$	―	$	―	$	―	$84
Commodity derivatives	282		654		―		(636)	300
Total assets	$366		$654	$	―		$(636)	$384
Liabilities:
Commodity derivatives	$198		$856	$	―		$(673)	$381
Total liabilities	$198		$856	$	―		$(673)	$381

	Fair Value Measurements at December 31, 2009 Using
Description	Level 1	Level 2		Level 3		Netting and Collateral	(a)	Total Fair Value
Assets:
Trading equity securities – natural resources industry	$230	$	―	$	―	$	―	$230
Commodity derivatives	243		612		―		(645)	210
Total assets	$473		$612	$	―		$(645)	$440
Liabilities:
Commodity derivatives	$280		$920	$	―		$(665)	$535
Total liabilities	$280		$920	$	―		$(665)	$535

(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values - Nonrecurring
During the three and six months ended June 30, 2010 and 2009, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such similar instruments’ maturities.  The estimated fair values of Occidental’s debt, as of June 30, 2010 and December 31, 2009, were approximately $2.9 billion and $3.1 billion, respectively, compared to carrying values of $2.5 billion and $2.8 billion, respectively.

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

Cash-Flow Hedges

As of June 30, 2010 and December 31, 2009, Occidental held a series of collar agreements that qualify as cash-flow hedges for the sale of approximately 2 percent of its crude oil production.  These agreements continue to the end of 2011.  The following table presents the daily quantities and weighted-average strike prices of Occidental's collar positions as of June 30, 2010 and December 31, 2009:

Crude Oil – Collars	Daily Volume (barrels)	Average Floor	Average Cap
July 2010 
December 2010 (a)	12,000	$33.00	$46.35
January 2011 
December 2011 (a)	12,000	$32.92	$46.27

In 2009, Occidental entered into financial swap agreements related to the sale of a portion of its natural gas production from the Rockies that qualify as cash-flow hedges. The following table presents the daily quantities and weighted-average prices that will be received by Occidental as of June 30, 2010 and December 31, 2009:

Natural Gas – Swaps	Daily Volume (cubic feet)	Average Price
July 2010 – December 2010 (a)	40 million	$5.03
December 2010 – March 2012 (a)	50 million	$6.07

(a)	At December 31, 2009, these contracts were outstanding with the same daily volumes and terms indicated and also covered the period from January 1, 2010 to June 30, 2010.

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes.  These derivative agreements continue through April 2011.  As of June 30, 2010 and December 31, 2009, Occidental had approximately 20 billion cubic feet and 28 billion cubic feet of natural gas held in storage, respectively. As of June 30, 2010 and December 31, 2009, Occidental had designated the forecasted sale of approximately 11 billion cubic feet and 24 billion cubic feet of natural gas from storage as cash-flow hedges, respectively.

The following table presents the pre-tax gains and losses recognized in, and reclassified from, Accumulated Other Comprehensive Income (AOCI) and recognized in income (net sales), including any hedge ineffectiveness, for derivative instruments classified as cash-flow hedges for the three and six months ended June 30, 2010 and 2009 (in millions):

	Periods ended June 30
	Three Months		Six Months
Commodity Contracts	2010	2009	2010	2009
Unrealized gains (losses) recognized in AOCI –
effective portion	$58	$(127)	$95	$(72)
Amount of (gains) losses reclassified from AOCI
into income – effective portion	$31	$18	$63	$(36)
(Losses) gains recognized in income –
ineffective portion	$(1)	$6	$1	$9

The following table summarizes net after-tax derivative activity recorded in AOCI for the three and six months ended June 30, 2010 and 2009 (in millions):

	Periods ended June 30
	Three Months		Six Months
	2010	2009	2010	2009
Beginning balance	$(183)	$(149)	$(227)	$(150)
Unrealized gains (losses) from changes in cash flow
hedges	37	(81)	60	(46)
Losses (gains) reclassified to income	19	12	40	(22)
Ending balance	$(127)	$(218)	$(127)	$(218)

During the next twelve months, Occidental expects that approximately $75 million of net after-tax derivative losses included in AOCI, based on their valuation as of June 30, 2010, will be reclassified into income.

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

The following table presents gross volumes of Occidental’s commodity derivatives not designated as hedging instruments as of June 30, 2010 and December 31, 2009:

	Volumes
Commodity	2010	2009
Occidental’s production sales contracts
Crude oil (million barrels)	10	9

Third-party marketing and trading activities
Purchase contracts
Crude oil (million barrels)	147	161
Natural gas (billion cubic feet)	1,230	1,391

Sales contracts
Crude oil (million barrels)	147	182
Natural gas (billion cubic feet)	1,296	1,561

In addition, Occidental has certain other commodity trading contracts, including agricultural products, metals, precious metals, electricity and foreign exchange contracts, which were not material to Occidental as of June 30, 2010 and December 31, 2009.

Approximately $10 million and $24 million of net gains from derivatives not designated as hedging instruments were recognized in net sales for the three months ended June 30, 2010 and 2009, respectively.  Approximately $53 million of net gains and $39 million of net losses from derivatives not designated as hedging instruments were recognized in net sales for the six months ended June 30, 2010 and 2009, respectively.

Fair Value of Derivatives
The following table presents the gross fair value of Occidental’s outstanding derivatives as of June 30, 2010 and December 31, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
June 30, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$21	Accrued liabilities	$139
	Long-term receivables and other assets, net	17	Deferred credits and other liabilities	75
		38		214

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	834	Accrued liabilities	775
	Long-term receivables and other assets, net	64	Deferred credits and other liabilities	65
		898		840
Total gross fair value		936		1,054
Less: counterparty netting and cash collateral (b)		(636)		(673)
Total net fair value		$300		$381

	Asset Derivatives		Liability Derivatives
December 31, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$2	Accrued liabilities	$168
	Long-term receivables and other assets, net	5	Deferred credits and other liabilities	174
		7		342

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	776	Accrued liabilities	789
	Long-term receivables and other assets, net	72	Deferred credits and other liabilities	69
		848		858
Total gross fair value		855		1,200
Less: counterparty netting and cash collateral (c)		(645)		(665)
Total net fair value		$210		$535

(a)	The above fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.
(b)	As of June 30, 2010, collateral received of $53 million has been netted against derivative assets and collateral paid of $90 million has been netted against derivative liabilities.
(c)	As of December 31, 2009, collateral received of $23 million has been netted against derivative assets and collateral paid of $43 million has been netted against derivative liabilities.

See Note 10 for fair value measurement disclosures on derivatives.

Credit Risk

A majority of Occidental’s derivative transactions are exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these transactions are executed on a daily margin basis.  Collateral of $178 million and $222 million deposited by Occidental for such contracts with clearing houses and brokers, which has not been reflected in the derivative fair value tables, is included in the marketing and trading assets and other balance as of June 30, 2010 and December 31, 2009, respectively.

In addition, Occidental executes a portion of its derivative transactions in the OTC market.  Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments.  Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, by entering into master netting arrangements with the counterparties and by requiring collateral as appropriate.  Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary.  Certain of Occidental's OTC derivative instruments contain credit risk contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of June 30, 2010 and December 31, 2009, Occidental had a net liability of $246 million and $350 million, respectively, for which the amount of collateral posted was not material.  Occidental believes that if it had received a one-notch reduction in its credit rating, it would not have resulted in a material change in its collateral-posting requirements as of June 30, 2010 and December 31, 2009.

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

The following table presents Occidental’s industry segment and corporate disclosures (in millions):

			Midstream,	Corporate
			Marketing	and
	Oil and Gas	Chemical	and Other	Eliminations		Total
Six months ended
June 30, 2010

Net sales	$7,322	$1,969	$605	$(364	)(a)	$9,532

Pretax operating profit (loss)	$3,708	$138	$107	$(248	)(b)	$3,705
Income taxes	―	―	―	(1,529	)(c)	(1,529)
Discontinued operations, net	―	―	―	(13)		(13)
Net income attributable to
noncontrolling interest	(36)	―	―	―		(36)
Net income (loss) attributable to common stock	$3,672	$138	$107	$(1,790)		$2,127

Six months ended
June 30, 2009

Net sales	$4,863	$1,603	$478	$(184	)(a)	$6,760

Pretax operating profit (loss)	$1,649	$284	$77	$(238	)(b)	$1,772
Income taxes	―	―	―	(696	)(c)	(696)
Discontinued operations, net	―	―	―	(5)		(5)
Net income attributable to
noncontrolling interest	(21)	―	―	―		(21)
Net income (loss) attributable to common stock	$1,628	$284	$77	$(939)		$1,050

(a)	Intersegment sales are generally made at prices approximating those that the selling entity is able to obtain in third-party transactions.
(b)	Includes net interest expense, administration expense, environmental remediation and other pre-tax items.
(c)	Includes all foreign and domestic income taxes from continuing operations.

13.	Earnings Per Share

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

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2010 and 2009:

	Periods Ended June 30
	Three months		Six months
(in millions, except per-share amounts)	2010	2009	2010	2009
Basic EPS
Income from continuing operations	$1,081	$696	$2,176	$1,076
Less: Income from continuing operations attributable to noncontrolling interest	(12)	(12)	(36)	(21)
Income from continuing operations attributable to common stock	1,069	684	2,140	1,055
Discontinued operations	(6)	(2)	(13)	(5)
Net income attributable to common stock	1,063	682	2,127	1,050
Less: Net income allocated to participating securities	(1)	(1)	(3)	(1)
Net income attributable to common stock, net of participating securities	$1,062	$681	$2,124	$1,049
Weighted average number of basic shares	812.6	811.0	812.3	810.8
Basic EPS	$1.31	$0.84	$2.61	$1.29

Diluted EPS
Net income attributable to common stock, net of participating securities	$1,062	$681	$2,124	$1,049
Weighted average number of basic shares	812.6	811.0	812.3	810.8
Dilutive effect of potentially dilutive securities	1.2	3.0	1.4	2.9
Total diluted weighted average common shares	813.8	814.0	813.7	813.7
Diluted EPS	$1.31	$0.84	$2.61	$1.29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income of $1.1 billion for the second quarter of 2010 on net sales of $4.8 billion, compared to net income of $682 million on net sales of $3.7 billion for the same period of 2009. Diluted earnings per share (EPS) were $1.31 for the second quarter of 2010 compared to $0.84 for the same period of 2009. Occidental reported net income of $2.1 billion for the first six months of 2010 on net sales of $9.5 billion, compared to net income of $1.1 billion on net sales of $6.8 billion for the same period of 2009. Diluted EPS were $2.61 and $1.29 for the first six months of 2010 and 2009, respectively.

Net income for the three and six months ended June 30, 2010, compared to the same periods of 2009, reflected higher worldwide crude oil and natural gas prices and volumes, partially offset by caustic soda price erosion, higher taxes (largely a result of higher pretax income), higher chemical raw materials prices, trading losses in Phibro, Occidental’s trading unit, higher depreciation, depletion and amortization (DD&A) rates and higher oil and gas operating expenses, partly resulting from the effects of fully expensing CO2 costs in 2010.

Net income for the six months ended June 30, 2009 included after-tax charges of $41 million for severance, railcar leases and rig termination costs.

Unless indicated otherwise, net income and EPS reflect net income attributable to common stock.

Selected Income Statement Items

The increase in net sales for the three and six months ended June 30, 2010, compared with the same periods of 2009, reflected higher worldwide crude oil and natural gas prices and volumes, and higher volumes in chemical segment products, partially offset by lower caustic soda prices.

The increase in cost of sales for the three and six months ended June 30, 2010, compared with the same periods of 2009, reflected higher product volumes, raw materials costs, DD&A rates and oil and gas operating expenses, partly resulting from the effects of fully expensing CO2 costs in 2010, as well as third party product purchases in the midstream, marketing and other (midstream and marketing) segment.

The increase in provision for domestic and foreign income taxes for the three and six months ended June 30, 2010 compared with the same periods of 2009, reflected higher pre-tax income and higher tax rates in 2010 than 2009, which included a tax benefit from the relinquishment of international exploration contracts during 2009.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the change in cash and cash equivalents. The increase in trade receivables, net, reflected higher volumes during the second quarter of 2010, compared to the fourth quarter of 2009. The decrease in marketing and trading assets and other reflected a decrease in trading securities held and timing of collections from joint venture partners. The increase in inventories reflected higher third-party product marketing activity. The increase in property, plant and equipment reflected capital expenditures and purchases of assets, partially offset by DD&A.

The decrease in current maturities of long-term debt reflected payments of amounts due on senior notes. The increase in accounts payable reflected higher third-party product marketing and trading activity. The decrease in accrued liabilities reflected payments made in the first six months of 2010 related to the Phibro trading unit acquisition and scheduled foreign contract payments. The increase in deferred and other domestic and foreign income taxes reflected higher federal deferred taxes. The increase in stockholders’ equity reflected net income for the first six months of 2010, partially offset by dividend payments.

Segment Operations

Occidental conducts its continuing operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing. The oil and gas segment explores for, develops, produces and markets crude oil, including natural gas liquids (NGLs) and condensate (together with NGLs, “liquids”), as well as natural gas. The chemical segment manufactures and markets basic chemicals, vinyls and other chemicals. The midstream and marketing segment gathers, treats, processes, transports, stores, purchases and markets crude oil (including liquids), natural gas, CO2 and power. The segment also trades around its assets, including pipelines and storage capacity, and trades commodities and securities.

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and six months ended June 30, 2010 and 2009 (in millions):

	Periods Ended June 30
	Three Months		Six Months
	2010	2009	2010	2009
Net Sales (a)
Oil and Gas	$3,676	$2,726	$7,322	$4,863
Chemical	1,013	811	1,969	1,603
Midstream, Marketing and Other	236	250	605	478
Eliminations	(164)	(100)	(364)	(184)
	$4,761	$3,687	$9,532	$6,760
Segment Earnings (b)
Oil and Gas (c)	$1,853	$1,083	$3,672	$1,628
Chemical	108	115	138	284
Midstream, Marketing and Other	13	63	107	77
	1,974	1,261	3,917	1,989

Unallocated Corporate Items
Interest expense, net (b)	(22)	(23)	(58)	(43)
Income taxes	(800)	(455)	(1,529)	(696)
Other expense, net (b)	(83)	(99)	(190)	(195)

Income from continuing operations (c)	1,069	684	2,140	1,055
Discontinued operations, net (b)	(6)	(2)	(13)	(5)
Net income (c)	$1,063	$682	$2,127	$1,050

(a)	Intersegment sales are generally made at prices approximating those that the selling entity is able to obtain in third-party transactions.
(b)	Refer to “Significant Items Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream, Marketing and Other Segment” and “Corporate” discussions that follow.
(c)
Represents amounts attributable to common stock shown after deducting noncontrolling interest amounts of $12 million for each of the three month periods ended June 30, 2010 and 2009, and $36 million and $21 million for the six months ended June 30, 2010 and 2009, respectively.

Significant Transactions and Events Affecting Earnings

The following table sets forth, for the three and six months ended June 30, 2010 and 2009, the effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

	Periods Ended June 30
	Three Months				Six Months
		2010		2009		2010		2009
Oil & Gas
Rig terminations	$	―	$	―	$	―		$(8)
Total Oil and Gas	$	―	$	―	$	―		$(8)
Chemical
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Chemical	$	―	$	―	$	―	$	―
Midstream, Marketing and Other
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Midstream, Marketing and Other	$	―	$	―	$	―	$	―
Corporate
Severance accrual	$	―		$(8)	$	―		$(40)
Railcar leases		―		―		―		(15)
Tax effect of pre-tax adjustments		―		3		―		22
Discontinued operations, net*		(6)		(2)		(13)		(5)
Total Corporate		$(6)		$(7)		$(13)		$(38)
Total		$(6)		$(7)		$(13)		$(46)
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and six months ended June 30, 2010 and 2009 (in millions):

	Periods Ended June 30
	Three Months		Six Months
	2010	2009	2010	2009
Oil & Gas earnings (a)	$1,853	$1,083	$3,672	$1,628
Chemical earnings	108	115	138	284
Midstream, Marketing and Other earnings	13	63	107	77
Unallocated corporate items	(105)	(122)	(248)	(238)
Pre-tax income (a)	1,869	1,139	3,669	1,751
Income tax expense
Federal and state	329	148	636	160
Foreign	471	307	893	536
Total	800	455	1,529	696

Income from continuing operations (a)	$1,069	$684	$2,140	$1,055
Worldwide effective tax rate	43%	40%	42%	40%

(a)
Represents amounts attributable to common stock shown after deducting noncontrolling interest amounts of $12 million for each of the three month periods ended June 30, 2010 and 2009, and $36 million and $21 million for the six months ended June 30, 2010 and 2009, respectively.

Oil and Gas Segment

The following tables set forth the sales and production volumes of crude oil and liquids and natural gas per day for the three and six months ended June 30, 2010 and 2009. The differences between the sales volumes and production per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers. Sales at these locations are not recognized until title passes.

	Periods Ended June 30
	Three Months		Six Months
Sales Volumes per Day	2010	2009	2010	2009
Crude Oil and Liquids (MBBL)
United States	269	267	269	271
Middle East/North Africa	219	206	206	200
Latin America (a)	68	85	72	88

Natural Gas (MMCF)
United States	681	621	678	621
Middle East	444	332	445	309
Latin America	47	49	45	49
Total sales volumes (MBOE) (b)	751	725	742	722

Production per Day
Crude Oil and Liquids (MBBL)
United States	269	267	269	271
Middle East/North Africa	210	204	209	200
Latin America (a)	73	85	75	85

Natural Gas (MMCF)
United States	681	621	678	621
Middle East	444	332	445	309
Latin America	47	49	45	49
Total production (MBOE) (b)	747	723	748	719

(a)
Includes volumes per day of 4 mbbl and 6 mbbl for the three months ended June 30, 2010 and 2009, respectively, and 5 mbbl and 6 mbbl for the six months ended June 30, 2010 and 2009, respectively, related to the noncontrolling interest in a Colombian subsidiary.

(b)	Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as “Mcf”) of gas to one barrel of oil.

	Periods Ended June 30
	Three Months		Six Months
Average Sales Prices	2010	2009	2010	2009
Crude Oil ($/BBL)
United States	$71.66	$55.55	$72.38	$46.43
Middle East/North Africa	$77.50	$53.43	$76.31	$47.60
Latin America	$57.57	$46.08	$59.37	$42.71
Worldwide	$72.13	$52.97	$72.01	$46.05

Natural Gas ($/MCF)
United States	$4.19	$2.87	$4.90	$3.20
Latin America	$3.90	$2.75	$3.63	$3.11
Worldwide	$2.90	$2.34	$3.30	$2.61

Oil and gas segment earnings for the three and six months ended June 30, 2010, were $1.9 billion and $3.7 billion, respectively, compared to $1.1 billion and $1.6 billion, respectively, for the same periods of 2009. The increase in oil and gas segment earnings for the three and six months ended June 30, 2010, compared to the same periods of 2009, reflected higher crude oil and natural gas prices and volumes, partially offset by higher DD&A rates and higher operating expenses, partly resulting from fully expensing CO2 costs in 2010.

In the second quarter of 2010, the average West Texas Intermediate (WTI) price was $78.03 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $4.18 per million British Thermal Units (BTUs), compared to $59.62 per barrel and $3.83 per million BTUs, respectively, for the second quarter of 2009. Occidental’s realized crude oil price for the second quarter of 2010 was $72.13 per barrel, compared to $52.97 per barrel for the second quarter of 2009. Based on the current levels of production and prices, if domestic natural gas prices vary by $0.50 per million BTUs, it would have an estimated effect on quarterly pre-tax income of approximately $30 million, while a $1.00 per-barrel change in oil prices would have a quarterly pre-tax impact of approximately $37 million. If production levels change, the sensitivity of Occidental’s results to oil and gas prices also would change.

Oil and gas production (net of noncontrolling interest) in the second quarter of 2010 was 743,000 BOE per day, compared with 717,000 BOE per day for the same period of 2009. This increase reflected volumes in Bahrain of 3,000 barrels of oil per day and 161 million cubic feet of gas per day as well as 16,000 BOE per day of higher volumes in the Mukhaizna field of Oman. Occidental’s domestic operations added 11,000 BOE per day. Gains in the Kern County discovery area were moderated by production declines in Elk Hills, which were caused by gas gathering and processing issues. Production was negatively impacted for the second quarter of 2010, compared to the same period of 2009, by 29,000 BOE per day in the Middle East/North Africa, Long Beach and Colombia as a result of higher oil prices affecting Occidental’s production sharing and similar contracts (PSCs). Sales volumes (net of noncontrolling interest) for the second quarter of 2010 were 747,000 BOE per day, compared with 719,000 BOE per day for the same period of 2009. Oil and gas production in the first six months of 2010 was 743,000 BOE per day, compared with 713,000 BOE per day for the same period of 2009. This increase reflected new production from the Bahrain start-up and increased production from the Mukhaizna field. Production was negatively impacted for the first six months of 2010, compared to the same period of 2009, by 28,000 BOE per day in the Middle East/North Africa, Long Beach and Colombia as a result of higher oil prices affecting Occidental’s PSCs. Sales volumes for the first six months of 2010 were 737,000 BOE per day, compared with 716,000 BOE per day for the same period of 2009. Sales volumes generally differ from production volumes due to the timing of liftings in Occidental’s international operations.

Oil and gas cash production costs, excluding production and property taxes, increased from $9.37 per BOE for the total year 2009 to $9.90 per BOE for the six months ended June 30, 2010. The second quarter 2010 per barrel production costs were slightly lower than the corresponding amount for the six months ended June 30, 2010. These increases reflected higher field support operations and maintenance costs and the change to expensing 100 percent of injected CO2 costs beginning in 2010.

In January 2010, Occidental and its partners signed a technical service contract with the government of Iraq to develop the Zubair Field in Iraq. During the six months ended June 30, 2010, Occidental acquired various interests in domestic oil and gas properties for approximately $460 million. Occidental also obtained a ten-year extension for its hydrocarbon concessions in the Santa Cruz province of Argentina.

Chemical Segment

Chemical segment earnings for the three and six months ended June 30, 2010, were $108 million and $138 million, respectively, compared to $115 million and $284 million, respectively, for the same periods of 2009. The three and six month results reflected the margin erosion in caustic soda, which began in 2009 due to the economic downturn in the United States, particularly in the housing and construction sectors, combined with higher raw materials costs, primarily for ethylene. The decrease in the second quarter of 2010 earnings as compared to the same period in 2009 was partially offset by improved volumes across most product lines.

Midstream, Marketing and Other Segment

Midstream and marketing segment earnings for the three months ended June 30, 2010 and 2009 were $13 million and $63 million, respectively. The second quarter of 2010 results reflected a $104 million loss from Phibro, Occidental’s trading unit, which included the marking of open positions to market. This was partially offset by higher margins in the marketing, gas processing and pipeline businesses.

Midstream and marketing segment earnings for the six months ended June 30, 2010 and 2009 were $107 million and $77 million, respectively. The 2010 results reflected higher margins in the gas processing business and increased earnings in the pipeline and power generation businesses, partially offset by lower marketing and trading income, including the second-quarter loss from Phibro. Phibro’s first quarter results were insignificant.

Corporate

During the six months ended June 30, 2009, Occidental recorded pre-tax charges of $55 million for severance and railcar leases, of which $8 million was recorded for severance in the three months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010, Occidental had approximately $2.3 billion in cash on hand. Available but unused lines of committed bank credit totaled approximately $1.5 billion at June 30, 2010. Income and cash flows are largely dependent on crude oil and gas prices and sales volumes, all of which increased in the first six months of 2010 as compared to the same period of 2009. Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and debt payments.

Occidental’s cash flow from operations for the six months ended June 30, 2010 was approximately $4.3 billion, compared to $2.2 billion for the same period in 2009. The most important sources of the increase in operating cash flow in 2010, compared to 2009, were higher worldwide crude oil and domestic natural gas prices. In the first six months of 2010, compared to the same period in 2009, Occidental's average worldwide realized crude oil price was higher by 56 percent and Occidental’s average realized natural gas price increased 53 percent in the U.S., where approximately 58 percent of Occidental’s natural gas was produced. The overall impact of the chemical and midstream and marketing segments’ margins on cash flow was less significant than the increases in oil and gas prices because the chemical and midstream and marketing segments’ earnings and cash flows are significantly smaller than those for the oil and gas segment.

Occidental’s net cash used by investing activities was $2.3 billion for the first six months of 2010, compared to $2.4 billion for the same period of 2009. The 2010 amount included payments of $460 million for acquisitions of various interests in domestic oil and gas properties and $300 million for foreign contracts. The 2009 amount included cash payments for foreign contracts and acquisitions of various oil and gas and chemical interests of

$534 million. Capital expenditures for the first six months of 2010 were $1.7 billion, including $1.4 billion for oil and gas. Capital expenditures for the first six months of 2009 were $1.9 billion, including $1.5 billion for oil and gas.

Occidental’s net cash used by financing activities was $836 million in the first six months of 2010, compared to net cash provided by financing activities of $219 million for the same period of 2009. The 2010 amount included the repayment of Occidental’s debt of $299 million and dividend payments of $538 million. The 2009 amount included net proceeds of $740 million from the issuance of senior notes and dividend payments of $520 million.

As of June 30, 2010, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

Occidental’s capital spending estimate for 2010 is approximately $4.5 billion and Occidental will focus on the goal of keeping Occidental’s returns well above its cost of capital.

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

As of June 30, 2010, Occidental participated in or monitored remedial activities or proceedings at 169 sites. The following table presents Occidental’s environmental remediation reserves as of June 30, 2010, the current portion of which is included in accrued liabilities ($84 million) and the remainder in deferred credits and other liabilities — other ($294 million). The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

		Reserve Balance
	Number of Sites	(in millions)
NPL sites	40	$54
Third-party sites	81	97
Occidental-operated sites	19	118
Closed or non-operated Occidental sites	29	109
Total	169	$378

As of June 30, 2010, Occidental’s environmental reserves exceeded $10 million at 14 of the 169 sites described above, and 120 of the sites had reserves from $0 to $1 million each. Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years. Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $375 million. The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2009.

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

Lawsuits filed in Nicaragua against Occidental Chemical Corporation (OxyChem) and other companies that once manufactured or used the pesticide dibromochloropropane (DBCP) claim damages of several billion dollars for alleged personal injuries. In the opinion of management, the claims against OxyChem are without merit because, among other things, the DBCP it manufactured was never sold or used in Nicaragua. Nicaraguan courts have entered judgments of approximately $900 million against four defendants, including OxyChem, which, if affirmed and ultimately enforced, would be shared equally among the defendants. When the plaintiffs attempted to enforce one judgment in Miami, the federal district court granted summary judgment in favor of OxyChem and refused to enforce the judgment, finding the Nicaraguan court lacked personal jurisdiction because OxyChem DBCP was not used in Nicaragua, OxyChem did not have sufficient contacts with Nicaragua, and other grounds for dismissal. Although the Plaintiffs have appealed that dismissal as to other defendants, the Plaintiffs have not appealed as to OxyChem. OxyChem has no assets in Nicaragua and, in the opinion of management, no such Nicaraguan judgment would be enforceable in the United States.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. While the audits of corporate tax returns for taxable years through 2008 have concluded for U.S. federal income tax purposes, the 2009 and 2010 taxable years are currently under review by the U.S. Internal Revenue Service pursuant to its Compliance Assurance Program. Taxable years from 2000 through 2009 remain subject to examination by foreign and state government tax authorities in certain jurisdictions. In certain of these locations, tax authorities are in various stages of auditing Occidental’s income taxes. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2010, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

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

For the three and six months ended June 30, 2010, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in the 2009 Form 10-K.

The six months ended June 30, 2010 included operations of the Phibro trading unit, which Occidental acquired on December 31, 2009. Occidental determined that operations of the unit are not reasonably likely to have a material adverse effect on the Company. This conclusion is based primarily on the trading limits Occidental placed on the unit, including, among others, limits on total notional trade value, value at risk and credit, as well as the highly liquid positions the operation maintains, in which the market risk can be neutralized on very short notice.

Item 4.	Controls and Procedures

Occidental's Chairman of the Board of Directors and Chief Executive Officer and its President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's Chairman of the Board of Directors and Chief Executive Officer and its President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the information in Note 8 to the consolidated condensed financial statements in Part I of this Form 10-Q and Part II, Item I "Legal Proceedings" in the Form 10-Q for the period ended March 31, 2010.

In May 2010, a putative stockholder action, Resnik v. Abraham, purporting to allege both direct and derivative claims, was filed in the U.S. District Court (Delaware), naming the present directors, the executive officers listed in the 2010 Proxy Statement and Occidental, as defendants.  The complaint alleges that the defendants made a false and misleading proxy solicitation in connection with re-approval of the performance goals for certain incentive awards, and authorized excessive compensation, which the complaint characterizes as corporate waste and a breach of the defendants' fiduciary duties.  On July 29, 2010, a second purported stockholder complaint captioned Gusinsky v. Irani, alleging similar derivative claims for corporate waste and breach of fiduciary duty, was filed in the Los Angeles Superior Court.  Both actions seek damages in favor of Occidental and various equitable remedies.  Occidental believes that both cases are without merit, and plans to file appropriate responses in due course.

Item 2.	Share Repurchase Activities

Occidental’s share repurchase activities for the three months ended June 30, 2010 were as follows:

				Total Number	Maximum Number
	Total	Average		of Shares Purchased	of Shares that May
	Number	Price		as Part of Publicly	Yet be Purchased
	of Shares	Paid		Announced Plans	Under the Plans
Period	Purchased	per Share		or Programs	or Programs

First Quarter 2010	―	$	―	―

April 1 – 30, 2010 (a)	129,774		$86.60	―

May 1 – 31, 2010	―	$	―	―

June 1 – 30, 2010	―	$	―	―

Second Quarter 2010 (a)	129,774	$	―	―

Total	129,774		$86.60	―	27,155,575

(a)	Represents amounts Occidental purchased from the trustee of Occidental’s defined contribution savings plan in April 2010.

Item 6.	Exhibits

10.1
Form of Amendment to Occidental Petroleum Corporation 2005 Long-Term Incentive Plan 2007 Return on Equity Incentive Award Grant Agreement, dated as of July 18, 2007, between Occidental and each of Dr. Ray R. Irani and Stephen I. Chazen.

10.2	Description of Automatic Grant of Directors’ Restricted Stock Awards Pursuant to the Terms of the Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2010 and 2009 and for each of the five years in the period ended December 31, 2009.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

DATE: August 5, 2010	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

10.1
Form of Amendment to Occidental Petroleum Corporation 2005 Long-Term Incentive Plan 2007 Return on Equity Incentive Award Grant Agreement, dated as of July 18, 2007, between Occidental and each of Dr. Ray R. Irani and Stephen I. Chazen.

10.2	Description of Automatic Grant of Directors’ Restricted Stock Awards Pursuant to the Terms of the Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2010 and 2009 and for each of the five years in the period ended December 31, 2009.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document