Form 10-Q
period 2010-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2010-11-04
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

Large Accelerated Filer☑   Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2010
Common stock $.20 par value	812,585,808 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets —
		September 30, 2010 and December 31, 2009	2

		Consolidated Condensed Statements of Income —
		Three and nine months ended September 30, 2010 and 2009	4

		Consolidated Condensed Statements of Cash Flows —
		Nine months ended September 30, 2010 and 2009	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4.	Controls and Procedures	29

Part II	Other Information

	Item 1.	Legal Proceedings	30

	Item 2.	Share Repurchase Activities	30

	Item 6.	Exhibits	31

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Amounts in millions)

	2010	2009

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,109	$1,230

Trade receivables, net	4,367	4,142

Marketing and trading assets and other	899	1,203

Inventories	1,127	1,081

Prepaid expenses and other	420	430

Total current assets	8,922	8,086

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,777	1,732

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $22,046 at September 30, 2010 and $19,486 at December 31, 2009	35,974	33,645

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	830	766

TOTAL ASSETS	$47,503	$44,229
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Amounts in millions)

		2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$	―	$239
Accounts payable		3,832	3,379
Accrued liabilities		2,162	2,341
Domestic and foreign income taxes		203	28
Liabilities of discontinued operations		101	105

Total current liabilities		6,298	6,092

LONG-TERM DEBT, NET		2,512	2,557

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes		3,450	3,125
Long-term liabilities of discontinued operations		120	136
Other		3,279	3,160
		6,849	6,421

STOCKHOLDERS' EQUITY
Common stock, at par value		177	177
Treasury stock		(4,172)	(4,161)
Additional paid-in capital		7,182	7,127
Retained earnings		28,964	26,534
Accumulated other comprehensive loss		(443)	(596)
Total equity attributable to common stock		31,708	29,081
Noncontrolling interest		136	78
Total equity		31,844	29,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$47,503	$44,229
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Amounts in millions, except per-share amounts)

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
REVENUES AND OTHER INCOME
Net sales	$4,896	$4,104	$14,428	$10,864
Interest, dividends and other income	27	22	88	80
Gains on disposition of assets, net	6	―	1	7
	4,929	4,126	14,517	10,951
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,444	2,130	7,318	6,253
Selling, general and administrative and other operating expenses	288	359	972	991
Taxes other than on income	117	105	367	320
Environmental remediation	6	10	6	10
Exploration expense	83	56	212	168
Interest and debt expense, net	26	40	96	99
	2,964	2,700	8,971	7,841
Income before income taxes and other items	1,965	1,426	5,546	3,110
Provision for domestic and foreign income taxes	816	549	2,345	1,245
(Income) from equity investments	(69)	(66)	(193)	(154)
Income from continuing operations	1,218	943	3,394	2,019
Discontinued operations, net	(5)	(2)	(18)	(7)
Net income	1,213	941	3,376	2,012
Less: Net income attributable to noncontrolling interest	(22)	(14)	(58)	(35)
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$1,191	$927	$3,318	$1,977

BASIC EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$1.47	$1.14	$4.10	$2.44
Discontinued operations, net	(0.01)	―	(0.02)	(0.01)
BASIC EARNINGS PER COMMON SHARE	$1.46	$1.14	$4.08	$2.43

DILUTED EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$1.47	$1.14	$4.09	$2.44
Discontinued operations, net	(0.01)	―	(0.02)	(0.01)
DILUTED EARNINGS PER COMMON SHARE	$1.46	$1.14	$4.07	$2.43

DIVIDENDS PER COMMON SHARE	$0.38	$0.33	$1.09	$0.98
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Amounts in millions)

	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,376	$2,012
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net	18	7
Depreciation, depletion and amortization of assets	2,608	2,297
Deferred income tax provision	236	247
Other noncash charges to income	345	333
Gains on disposition of assets, net	(1)	(7)
Income from equity investments	(193)	(154)
Dry hole and impairment expense	124	130
Changes in operating assets and liabilities, net	348	(826)
Other operating, net	(181)	(165)
Operating cash flow from continuing operations	6,680	3,874
Operating cash flow from discontinued operations	(73)	(31)
Net cash provided by operating activities	6,607	3,843
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(2,816)	(2,649)
Payments for purchases of assets and businesses	(1,892)	(582)
Sale of assets	18	47
Equity investments and other, net	116	(64)
Net cash used by investing activities	(4,574)	(3,248)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	―	740
Payments of long-term debt	(311)	(699)
Proceeds from issuance of common stock	7	16
Purchases of treasury stock	(11)	(29)
Excess share-based tax benefits and other	9	17
Distributions to noncontrolling interest	―	(15)
Cash dividends paid	(848)	(794)
Net cash used by financing activities	(1,154)	(764)
Increase (decrease) in cash and cash equivalents	879	(169)
Cash and cash equivalents—beginning of period	1,230	1,777
Cash and cash equivalents—end of period	$2,109	$1,608
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2010
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

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2010, and the consolidated statements of income and cash flows for the three and nine months ended September 30, 2010 and 2009, as applicable. The income and cash flows for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been reclassified to conform to the 2010 presentation.

2.	Asset Acquisitions, Dispositions and Other Transactions

In January 2010, Occidental and its partners signed a technical service contract with the government of Iraq to develop the Zubair Field in Iraq.

During the nine months ended September 30, 2010, Occidental agreed to acquire various interests, mostly in operated, producing properties in the Permian and midcontinent regions, for approximately $2.1 billion.  Occidental also obtained a ten-year extension for its hydrocarbon concessions in the Santa Cruz province of Argentina.

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

4.	Comprehensive Income

The following table presents Occidental’s comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Periods ended September 30
	Three months		Nine months
	2010	2009	2010	2009
Net income attributable to common stock	$1,191	$927	$3,318	$1,977
Other comprehensive income (loss) items
Foreign currency translation adjustments	8	10	4	28
Pension and post-retirement adjustments	7	7	20	19
Unrealized gains (losses) on derivatives	7	(8)	67	(54)
Reclassification of realized losses (gains) on derivatives and other	18	16	62	(6)
Other comprehensive income (loss), net of tax	40	25	153	(13)
Comprehensive income attributable to common stock	$1,231	$952	$3,471	$1,964

Other than net income related to noncontrolling interest, there were no “other comprehensive income (loss) items” or changes to equity related to noncontrolling interests for the three and nine months ended September 30, 2010 and 2009.

5.	Supplemental Cash Flow Information

Occidental paid U.S. federal, state and foreign income taxes of approximately $1.9 billion and $915 million during the nine months ended September 30, 2010 and 2009, respectively.  Additionally, net payments for taxes related to discontinued operations were $44 million and $8 million for the nine months ended September 30, 2010 and 2009, respectively.  Interest paid totaled approximately $108 million and $116 million for the nine months ended September 30, 2010 and 2009, respectively.

6.	Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of September 30, 2010 and December 31, 2009 consisted of the following (in millions):

	2010	2009
Raw materials	$59	$63
Materials and supplies	488	515
Finished goods	661	584
	1,208	1,162
LIFO reserve	(81)	(81)
Total	$1,127	$1,081

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

As of September 30, 2010, Occidental participated in or monitored remedial activities or proceedings at 169 sites.  The following table presents Occidental’s environmental remediation reserves as of September 30, 2010, the current portion of which is included in accrued liabilities ($82 million) and the remainder in deferred credits and other liabilities – other ($286 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	39	$56
Third-party sites	82	94
Occidental-operated sites	19	115
Closed or non-operated Occidental sites	29	103
Total	169	$368

As of September 30, 2010, Occidental’s environmental reserves exceeded $10 million at 13 of the 169 sites described above, and 121 of the sites had reserves from $0 to $1 million each.  Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $375 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2009.  For management’s opinion with respect to environmental matters, refer to Note 8.

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

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of September 30, 2010, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

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

9.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and nine months ended September 30, 2010 and 2009 (in millions):

Three months ended September 30	2010		2009
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$4	$5	$4	$4
Interest cost	8	11	7	10
Expected return on plan assets	(8)	―	(6)	―
Amortization of prior service cost	―	―	1	―
Recognized actuarial loss	3	6	4	5
Total	$7	$22	$10	$19

Nine months ended September 30	2010		2009
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$13	$14	$12	$12
Interest cost	23	33	21	30
Expected return on plan assets	(24)	―	(19)	―
Amortization of prior service cost	1	―	1	―
Recognized actuarial loss	9	19	12	16
Total	$22	$66	$27	$58

Occidental contributed $3 million and $2 million in the three month periods ended September 30, 2010 and 2009, respectively, and $8 million and $7 million in the nine month periods ended September 30, 2010 and 2009, respectively, to its defined benefit pension plans.

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

Fair Values – Recurring

Occidental primarily applies the market approach for recurring fair value measurements, maximizes its use of observable inputs and minimizes its use of unobservable inputs. Occidental utilizes the mid-point price between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value. In addition to using market data, Occidental makes assumptions in valuing its assets and liabilities, including assumptions about the risks inherent in the inputs to the valuation technique.  For assets and liabilities carried at fair value, Occidental measures fair value using the following methods:

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of September 30, 2010 and December 31, 2009 (in millions):

	Fair Value Measurements at September 30, 2010 Using
Description	Level 1	Level 2		Level 3		Netting and Collateral(a)		Total Fair Value
Assets:
Trading equity securities – natural resources industry	$114	$	―	$	―	$	―	$114
Commodity derivatives	289		822		―		(807)	304
Total assets	$403		$822	$	―		$(807)	$418
Liabilities:
Commodity derivatives	$268		$950	$	―		$(863)	$355
Total liabilities	$268		$950	$	―		$(863)	$355

	Fair Value Measurements at December 31, 2009 Using
Description	Level 1	Level 2		Level 3		Netting and Collateral(a)		Total Fair Value
Assets:
Trading equity securities – natural resources industry	$230	$	―	$	―	$	―	$230
Commodity derivatives	243		612		―		(645)	210
Total assets	$473		$612	$	―		$(645)	$440
Liabilities:
Commodity derivatives	$280		$920	$	―		$(665)	$535
Total liabilities	$280		$920	$	―		$(665)	$535
(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values - Nonrecurring
During the three and nine months ended September 30, 2010 and 2009, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such similar instruments’ maturities.  The estimated fair values of Occidental’s debt, as of September 30, 2010 and December 31, 2009, were approximately $2.9 billion and $3.1 billion, respectively, compared to carrying values of $2.5 billion and $2.8 billion, respectively.

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

Cash-Flow Hedges

As of September 30, 2010 and December 31, 2009, Occidental held a series of collar agreements that qualify as cash-flow hedges for the sale of approximately 2 percent of its crude oil production.  These agreements continue to the end of 2011.  The following table presents the daily quantities and weighted-average strike prices of Occidental's collar positions as of September 30, 2010 and December 31, 2009:

Crude Oil – Collars	Daily Volume (barrels)	Average Floor	Average Cap
October 2010  December 2010 (a)	12,000	$33.00	$46.35
January 2011  December 2011 (a)	12,000	$32.92	$46.27

In 2009, Occidental entered into financial swap agreements related to the sale of a portion of its natural gas production from the Rocky Mountain region of the United States that qualify as cash-flow hedges. The following table presents the daily quantities and weighted-average prices that will be received by Occidental as of September 30, 2010 and December 31, 2009:

Natural Gas – Swaps	Daily Volume (cubic feet)	Average Price
October 2010 – December 2010 (a)	40 million	$5.03
December 2010 – March 2012 (a)	50 million	$6.07

(a)	At December 31, 2009, these contracts were outstanding with the same daily volumes and terms indicated and also covered the period from January 1, 2010 to September 30, 2010.

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes.  These derivative agreements continue through April 2011.  As of September 30, 2010 and December 31, 2009, Occidental had approximately 27 billion cubic feet and 28 billion cubic feet of natural gas held in storage, respectively. As of September 30, 2010 and December 31, 2009, Occidental had designated the forecasted sale of approximately 20 billion cubic feet and 24 billion cubic feet of natural gas from storage as cash-flow hedges, respectively.

The following table presents the pre-tax gains and losses recognized in, and reclassified from, Accumulated Other Comprehensive Income (AOCI) and recognized in income (net sales), including any hedge ineffectiveness, for derivative instruments classified as cash-flow hedges for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Periods ended September 30
	Three Months		Nine Months
Commodity Contracts	2010	2009		2010	2009
Unrealized gains (losses) recognized in AOCI – effective portion	$10	$(13)		$105	$(85)
Amount of (gains) losses reclassified from AOCI into income – effective portion	$28	$26		$91	$(10)
(Losses) gains recognized in income – ineffective portion	$(1)	$1	$	―	$10

The following table summarizes net after-tax derivative activity recorded in AOCI for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Periods ended September 30
	Three Months		Nine Months
	2010	2009	2010	2009
Beginning balance	$(127)	$(218)	$(227)	$(150)
Unrealized gains (losses) from changes in cash-flow hedges	7	(8)	67	(54)
Losses (gains) reclassified to income	18	16	58	(6)
Ending balance	$(102)	$(210)	$(102)	$(210)

During the next twelve months, Occidental expects that approximately $72 million of net after-tax derivative losses included in AOCI, based on their valuation as of September 30, 2010, will be reclassified into income.

Derivatives Not Designated as Hedging Instruments

Occidental’s third-party marketing and trading activities focus on purchasing crude oil and natural gas for resale from partners, producers and third parties whose oil and gas supply is located near midstream and marketing assets, such as pipelines, processing plants and storage facilities, that are owned or leased by Occidental.  These purchases allow Occidental to aggregate volumes to maximize prices received for Occidental’s production.  The aggregate volumes and durations of these third-party marketing and trading purchase and sales contracts generally approximate each other.  In addition, Occidental’s Phibro trading unit uses derivative instruments, including forward purchases and sales for physical delivery, futures, swaps and options, in its strategy to profit from market price changes.

The following table presents gross volumes of Occidental’s commodity derivatives not designated as hedging instruments as of September 30, 2010 and December 31, 2009:

	Volumes
Commodity	2010	2009
Occidental’s production sales contracts
Crude oil (million barrels)	12	9

Third-party marketing and trading activities
Purchase contracts
Crude oil (million barrels)	156	161
Natural gas (billion cubic feet)	1,176	1,391

Sales contracts
Crude oil (million barrels)	157	182
Natural gas (billion cubic feet)	1,454	1,561

In addition, Occidental has certain other commodity trading contracts, including agricultural products, metals, precious metals, electricity and foreign exchange contracts, which were not material to Occidental as of September 30, 2010 and December 31, 2009.

Approximately $88 million and $76 million of net gains from derivatives not designated as hedging instruments were recognized in net sales for the three months ended September 30, 2010 and 2009, respectively.  Approximately $141 million and $37 million of net gains from derivatives not designated as hedging instruments were recognized in net sales for the nine months ended September 30, 2010 and 2009, respectively.

Fair Value of Derivatives
The following table presents the gross fair value of Occidental’s outstanding derivatives as of September 30, 2010 and December 31, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
September 30, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$58	Accrued liabilities	$165
	Long-term receivables and other assets, net	18	Deferred credits and other liabilities	44
		76		209

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	954	Accrued liabilities	928
	Long-term receivables and other assets, net	81	Deferred credits and other liabilities	81
		1,035		1,009
Total gross fair value		1,111		1,218
Less: counterparty netting and cash collateral (b)		(807)		(863)
Total net fair value		$304		$355

	Asset Derivatives		Liability Derivatives
December 31, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$2	Accrued liabilities	$168
	Long-term receivables and other assets, net	5	Deferred credits and other liabilities	174
		7		342

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	776	Accrued liabilities	789
	Long-term receivables and other assets, net	72	Deferred credits and other liabilities	69
		848		858
Total gross fair value		855		1,200
Less: counterparty netting and cash collateral (c)		(645)		(665)
Total net fair value		$210		$535

(a)		The above fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.
(b)		As of September 30, 2010, collateral received of $49 million has been netted against derivative assets and collateral paid of $105 million has been netted against derivative liabilities.
(c)		As of December 31, 2009, collateral received of $23 million has been netted against derivative assets and collateral paid of $43 million has been netted against derivative liabilities.

See Note 10 for fair value measurement disclosures on derivatives.

Credit Risk

A majority of Occidental’s derivative transactions are exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these transactions are executed on a daily margin basis.  Collateral of $158 million and $222 million deposited by Occidental for such contracts with clearing houses and brokers, which has not been reflected in the derivative fair value tables, is included in the marketing and trading assets and other balance as of September 30, 2010 and December 31, 2009, respectively.

In addition, Occidental executes a portion of its derivative transactions in the OTC market.  Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments.  Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, by entering into master netting arrangements with the counterparties and by requiring collateral as appropriate.  Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary.  Certain of Occidental's OTC derivative instruments contain credit risk contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of September 30, 2010 and December 31, 2009, Occidental had a net liability of $222 million and $350 million, respectively, for which the amount of collateral posted was $56 million and $14 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit rating, it would not have resulted in a material change in its collateral-posting requirements as of September 30, 2010 and December 31, 2009.

12.	Industry Segments

Occidental conducts its continuing operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream, marketing and other (midstream and marketing).  The oil and gas segment explores for, develops, produces and markets crude oil, including natural gas liquids (NGLs) and condensate, as well as natural gas.  The chemical segment manufactures and markets basic chemicals, vinyls and other chemicals.  The midstream and marketing segment gathers, treats, processes, transports, stores, purchases and markets crude oil (including NGLs and condensate), natural gas, CO2 and power.  The segment also trades around its assets, including pipelines and storage facilities, and trades commodities and commodity-related securities.

Segment earnings generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment assets and income from the segments’ equity investments.

The following table presents Occidental’s industry segment and corporate disclosures (in millions):

			Midstream,	Corporate
			Marketing	and
	Oil and Gas	Chemical	and Other	Eliminations		Total
Nine months ended September 30, 2010

Net sales	$10,963	$3,020	$993	$(548	)(a)	$14,428

Pretax operating profit (loss)	$5,475	$327	$270	$(333	)(b)	$5,739
Income taxes	―	―	―	(2,345	)(c)	(2,345)
Discontinued operations, net	―	―	―	(18)		(18)
Net income attributable to noncontrolling interest	(58)	―	―	―		(58)
Net income (loss) attributable to common stock	$5,417	$327	$270	$(2,696)		$3,318

Nine months ended September 30, 2009

Net sales	$7,952	$2,445	$763	$(296	)(a)	$10,864

Pretax operating profit (loss)	$3,127	$356	$154	$(373	)(b)	$3,264
Income taxes	―	―	―	(1,245	)(c)	(1,245)
Discontinued operations, net	―	―	―	(7)		(7)
Net income attributable to noncontrolling interest	(35)	―	―	―		(35)
Net income (loss) attributable to common stock	$3,092	$356	$154	$(1,625)		$1,977

(a)	Intersegment sales are generally made at prices approximating those that the selling entity is able to obtain in third-party transactions.
(b)	Includes net interest expense, administration expense, environmental remediation and other pre-tax items.
(c)	Includes all foreign and domestic income taxes from continuing operations.

13.	Earnings Per Share

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2010 and 2009:

	Periods Ended September 30
	Three months		Nine months
(in millions, except per-share amounts)	2010	2009	2010	2009
Basic EPS
Income from continuing operations	$1,218	$943	$3,394	$2,019
Less: Income from continuing operations attributable to noncontrolling interest	(22)	(14)	(58)	(35)
Income from continuing operations attributable to common stock	1,196	929	3,336	1,984
Discontinued operations, net	(5)	(2)	(18)	(7)
Net income attributable to common stock	1,191	927	3,318	1,977
Less: Net income allocated to participating securities	(2)	(1)	(4)	(3)
Net income attributable to common stock, net of participating securities	$1,189	$926	$3,314	$1,974
Weighted average number of basic shares	812.7	811.8	812.4	811.1
Basic EPS	$1.46	$1.14	$4.08	$2.43

Diluted EPS
Net income attributable to common stock, net of participating securities	$1,189	$926	$3,314	$1,974
Weighted average number of basic shares	812.7	811.8	812.4	811.1
Dilutive effect of potentially dilutive securities	1.2	2.6	1.4	2.8
Total diluted weighted average common shares	813.9	814.4	813.8	813.9
Diluted EPS	$1.46	$1.14	$4.07	$2.43

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income of $1.2 billion for the third quarter of 2010 on net sales of $4.9 billion, compared to net income of $927 million on net sales of $4.1 billion for the same period of 2009.  Diluted earnings per share (EPS) were $1.46 for the third quarter of 2010 compared to $1.14 for the same period of 2009.  Occidental reported net income of $3.3 billion for the first nine months of 2010 on net sales of $14.4 billion, compared to net income of $2.0 billion on net sales of $10.9 billion for the same period of 2009.  Diluted EPS were $4.07 and $2.43 for the first nine months of 2010 and 2009, respectively.

Net income for three months ended September 30, 2010, compared to the same period of 2009, reflected higher crude oil and natural gas prices and volumes, improved margins and volumes across chlor-alkali and vinyl products, especially in the export markets, higher income in the trading and marketing business and higher pipeline margins, partially offset by higher oil and gas operating costs, partly resulting from the effects of fully expensing carbon dioxide (CO2) costs beginning in 2010, and higher depreciation, depletion and amortization (DD&A) rates.  Net income for the nine months ended September 30, 2010, compared to the same period of 2009, reflected higher crude oil and natural gas prices and volumes, higher margins in the gas processing business and higher earnings in the pipeline and power generation business, partially offset by higher oil and gas operating costs and DD&A rates.

Net income for the nine months ended September 30, 2009 included after-tax charges of $41 million for severance, railcar leases and rig termination costs.

Unless indicated otherwise, net income and EPS reflect net income attributable to common stock.

Selected Income Statement Items

The increase in net sales for the three and nine months ended September 30, 2010, compared to the same periods of 2009, reflected higher crude oil and natural gas prices, higher chemical prices and volumes across chlor-alkali and vinyl products, especially in the export markets, and improved results in the trading and marketing business.

The increase in cost of sales for the three and nine months ended September 30, 2010, compared to the same periods of 2009, reflected higher oil and gas operating costs, partly resulting from the effects of fully expensing CO2, higher DD&A rates and chemical energy and feedstock costs.  The increase in cost of sales for the nine months ended September 30, 2010, compared to the same period of 2009, also reflected higher third-party marketing volumes in the midstream, marketing and other segment (midstream and marketing).  The decrease in selling, general and administrative and other operating expenses for the three and nine months ended September 30, 2010, compared to the same periods of 2009, reflected lower expenses incurred in 2010 related to foreign labor strikes and rig idling costs.  The decrease in selling, general and administrative and other operating expenses for the nine months ended September 30, 2010, compared to the same period of 2009, also reflected 2009 pre-tax charges of $63 million for severance, railcar leases and rig termination costs.  The increase in exploration expenses for the nine months ended September 30, 2010, compared to the same period of 2009, reflected higher exploration expenses for the exploration programs mostly in the Middle East and Midcontinent Gas.

The increase in provision for domestic and foreign income taxes for the three and nine months ended September 30, 2010, compared to the same periods of 2009, reflected higher pre-tax income and higher effective tax rates in 2010 than 2009.  Provision for domestic and foreign income taxes for three and nine months ended September 30, 2009 included tax benefits from the relinquishment of international exploration contracts.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the change in cash and cash equivalents.

The increase in trade receivables, net, reflected higher crude oil volumes, partially offset by lower gas prices during the third quarter of 2010, compared to the fourth quarter of 2009.  The decrease in marketing and trading assets and other, reflected decreases in trading securities held and marketing activities, lower joint venture receivables and collection of domestic and foreign tax receivables in 2010.  The increase in property, plant and equipment, net reflected capital expenditures of approximately $2.8 billion and acquisitions of approximately $2.1 billion, partially offset by DD&A.

The decrease in current maturities of long-term debt reflected payments of amounts due on senior notes.  The increase in accounts payable reflected higher third-party product marketing and trading activity and higher capital expenditures, partially offset by lower gas prices during the third quarter of 2010, compared to the fourth quarter of 2009.  The decrease in accrued liabilities reflected 2010 payments related to the Phibro trading unit acquisition and scheduled foreign contract payments, partially offset by higher joint venture payables and accruals for scheduled payments related to 2010 acquisitions.  The increase in domestic and foreign income taxes payable reflected higher foreign income and the timing of estimated income tax payments.  The increase in deferred and other domestic and foreign income taxes was due to deferred tax charges.  The increase in deferred credits and other liabilities – other reflected the long-term portion of the payments for 2010 acquisitions and accruals related to the Phibro acquisition, partially offset by lower mark-to-market activity for derivative financial instruments.  The increase in stockholder’s equity reflected net income for the first nine months of 2010, partially offset by dividend payments.

Segment Operations

Occidental conducts its continuing operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing.  The oil and gas segment explores for, develops, produces and markets crude oil, including natural gas liquids (NGLs) and condensate (together with NGLs, “liquids”), as well as natural gas.  The chemical segment manufactures and markets basic chemicals, vinyls and other chemicals.  The midstream and marketing segment gathers, treats, processes, transports, stores, purchases and markets crude oil (including liquids), natural gas, CO2 and power.  The segment also trades around its assets, including pipelines and storage capacity, and trades commodities and commodity-related securities.

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Periods Ended September 30
	Three Months		Nine Months
	2010	2009	2010	2009
Net Sales (a)
Oil and Gas	$3,641	$3,089	$10,963	$7,952
Chemical	1,051	842	3,020	2,445
Midstream, Marketing and Other	388	285	993	763
Eliminations	(184)	(112)	(548)	(296)

	$4,896	$4,104	$14,428	$10,864
Segment Earnings (b)
Oil and Gas (c)	$1,745	$1,464	$5,417	$3,092
Chemical	189	72	327	356
Midstream, Marketing and Other	163	77	270	154
	2,097	1,613	6,014	3,602

Unallocated Corporate Items
Interest expense, net (b)	(19)	(33)	(77)	(76)
Income taxes	(816)	(549)	(2,345)	(1,245)
Other expense, net (b)	(66)	(102)	(256)	(297)

Income from continuing operations (c)	1,196	929	3,336	1,984
Discontinued operations, net (b)	(5)	(2)	(18)	(7)

Net income (c)	$1,191	$927	$3,318	$1,977

(a)	Intersegment sales are generally made at prices approximating those that the selling entity is able to obtain in third-party transactions.
(b)	Refer to “Significant Items Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream, Marketing and Other Segment” and “Corporate” discussions that follow.
(c)
Represents amounts attributable to common stock shown after deducting noncontrolling interest amounts of $22 million and $14 million for the three months ended September 30, 2010 and 2009, respectively, and $58 million and $35 million for the nine months ended September 30, 2010 and 2009, respectively.

Significant Transactions and Events Affecting Earnings

The following table sets forth, for the three and nine months ended September 30, 2010 and 2009, the effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

	Periods Ended September 30
	Three Months				Nine Months
		2010		2009		2010		2009
Oil & Gas
Rig terminations	$	―	$	―	$	―		$(8)
Total Oil and Gas	$	―	$	―	$	―		$(8)

Chemical
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Chemical	$	―	$	―	$	―	$	―

Midstream, Marketing and Other
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Midstream, Marketing and Other	$	―	$	―	$	―	$	―

Corporate
Severance accrual	$	―	$	―	$	―		$(40)
Railcar leases		―		―		―		(15)
Tax effect of pre-tax adjustments		―		―		―		22
Discontinued operations, net*		(5)		(2)		(18)		(7)
Total Corporate		$(5)		$(2)		$(18)		$(40)

Total		$(5)		$(2)		$(18)		$(48)

*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Periods Ended September 30
	Three Months		Nine Months
	2010	2009	2010	2009
Oil & Gas earnings (a)	$1,745	$1,464	$5,417	$3,092
Chemical earnings	189	72	327	356
Midstream, Marketing and Other earnings	163	77	270	154
Unallocated corporate items	(85)	(135)	(333)	(373)
Pre-tax income (a)	2,012	1,478	5,681	3,229

Income tax expense
Federal and state	322	189	958	349
Foreign	494	360	1,387	896
Total	816	549	2,345	1,245

Income from continuing operations (a)	$1,196	$929	$3,336	$1,984

Worldwide effective tax rate	41%	37%	41%	39%

(a)
Represents amounts attributable to common stock shown after deducting noncontrolling interest amounts of $22 million and $14 million for the three months ended September 30, 2010 and 2009, respectively, and $58 million and $35 million for the nine months ended September 30, 2010 and 2009, respectively.

Oil and Gas Segment

The following tables set forth the sales and production volumes of crude oil and liquids and natural gas per day for the three and nine months ended September 30, 2010 and 2009.  The differences between the sales volumes and production per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

	Periods Ended September 30
	Three Months		Nine Months
Sales Volumes per Day	2010	2009	2010	2009
Crude Oil and Liquids (MBBL)
United States	270	269	270	271
Middle East/North Africa	215	196	209	198
Latin America (a)	71	74	71	83

Natural Gas (MMCF)
United States	656	653	671	632
Middle East	478	306	456	308
Latin America	54	45	48	47

Total sales volumes (MBOE) (a,c)	754	707	746	717

Production per Day
Crude Oil and Liquids (MBBL)
United States	270	269	270	271
Middle East/North Africa	211	200	210	200
Latin America (b)	77	74	75	82

Natural Gas (MMCF)
United States	656	653	671	632
Middle East	478	306	456	308
Latin America	54	45	48	47

Total production (MBOE) (b,c)	756	710	751	717

(a)
Includes sales volumes per day of 5 mbbl for each of the three months ended September 30, 2010 and 2009, and 5 mbbl and 6 mbbl for the nine months ended September 30, 2010 and 2009, respectively, related to the noncontrolling interest in a Colombian subsidiary.

(b)
Includes production volumes per day of 5 mbbl for each of the three months ended September 30, 2010 and 2009, and 5 mbbl and 6 mbbl for the nine months ended September 30, 2010 and 2009, respectively, related to the noncontrolling interest in a Colombian subsidiary.

(c)	Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as “Mcf”) of gas to one barrel of oil.

	Periods Ended September 30
	Three Months		Nine Months
Average Sales Prices	2010	2009	2010	2009
Crude Oil ($/BBL)
United States	$71.14	$63.37	$71.96	$52.04
Middle East/North Africa	$73.66	$66.04	$75.39	$53.55
Latin America	$61.01	$55.40	$59.91	$46.51
Worldwide	$70.71	$62.79	$71.57	$51.44

Natural Gas ($/MCF)
United States	$4.20	$3.04	$4.67	$3.15
Latin America	$3.83	$2.87	$3.71	$3.04
Worldwide	$2.82	$2.53	$3.13	$2.59

Oil and gas segment earnings for the three and nine months ended September 30, 2010, were $1.7 billion and $5.4 billion, respectively, compared to $1.5 billion and $3.1 billion, respectively, for the same periods of 2009.  The increase in oil and gas segment earnings for the three and nine months ended September 30, 2010, compared to the same periods of 2009, reflected higher crude oil and natural gas prices and volumes, partially offset by higher operating expenses, partly resulting from fully expensing CO2 costs in 2010, and higher DD&A rates.

In the third quarter of 2010, the average West Texas Intermediate (WTI) price was $76.20 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $4.53 per million British Thermal Units (BTUs), compared to $68.30 per barrel and $3.60 per million BTUs, respectively, for the third quarter of 2009.  Occidental’s realized crude oil price for the third quarter of 2010 was $70.71 per barrel, compared to $62.79 per barrel for the third quarter of 2009.  Based on the current levels of production and prices, if domestic natural gas prices vary by $0.50 per million BTUs, it would have an estimated effect on quarterly pre-tax income of approximately $27 million, while a $1.00 per-barrel change in oil prices would have an estimated quarterly pre-tax impact of approximately $39 million.  If production levels change, the sensitivity of Occidental’s results to oil and gas prices also would change.

Oil and gas production (net of noncontrolling interest) in the third quarter of 2010 was 751,000 BOE per day, compared with 705,000 BOE per day for the same period of 2009.  Volumes increased by 6.5 percent, primarily in the Middle East/North Africa, with smaller increases in Argentina and the United States.  The Middle East/North Africa increase included new production from the start-up of Occidental’s Bahrain joint venture and increased production from the Mukhaizna field in Oman.  Daily sales volumes (net of noncontrolling interest) were 749,000 BOE in the third quarter of 2010, compared to 702,000 BOE in the third quarter of 2009.  Oil and gas production in the first nine months of 2010 was 746,000 BOE per day, compared with 711,000 BOE per day for the same period of 2009.  Volumes increased by nearly 5 percent, primarily in the Middle East/North Africa as a result of the new production in Bahrain and higher production in the Mukhaizna field in Oman, and domestically in California.  Production was negatively impacted in the Middle East/North Africa, Long Beach and Colombia resulting from higher year-over-year average oil prices affecting production sharing and similar contracts by 21,000 BOE per day.  Daily sales volumes were 741,000 BOE in the first nine months of 2010, compared to 711,000 BOE for the same period of 2009.  Sales volumes generally differ from production volumes due to the timing of liftings in Occidental’s international operations.  An increase in oil prices of $5.00 per barrel from the third quarter 2010 levels would result in approximately 4,000 BOE per day lower production due to the impact of higher prices affecting Occidental’s production sharing and similar contracts.

Oil and gas cash production costs, excluding production and property taxes, increased from $9.37 per BOE for the total year 2009 to $10.25 per BOE for the nine months ended September 30, 2010.  The increase for the nine months of 2010 reflected $0.35 per barrel in higher CO2 costs, due to the change to expensing 100 percent of injected CO2 costs beginning in 2010, and higher field support operations, workovers and maintenance costs.  The higher domestic workover activity is mostly in the Permian.

In January 2010, Occidental and its partners signed a technical service contract with the government of Iraq to develop the Zubair Field in Iraq.  During the nine months ended September 30, 2010, Occidental agreed to acquire various interests, mostly in operated, producing properties in the Permian and midcontinent regions, for approximately $2.1 billion.  Occidental also obtained a ten-year extension for its hydrocarbon concessions in the Santa Cruz province of Argentina.

Chemical Segment

Chemical segment earnings for the three months ended September 30, 2010 and 2009 were $189 million and $72 million, respectively. The third quarter of 2010 results reflected improved margins and volumes across chlor-alkali and vinyl products. Export volumes increased by 22 percent compared to 2009.

Chemical segment earnings for the nine months ended September 30, 2010 and 2009 were $327 million and $356 million, respectively.  The 2010 results reflected improving market conditions, with global markets outpacing domestic markets in the recovery, resulting in 16 percent higher export volumes compared to 2009.

Midstream, Marketing and Other Segment

Midstream and marketing segment earnings for the three months ended September 30, 2010 and 2009 were $163 million and $77 million, respectively.  Earnings for the third quarter of 2010 reflected higher income in the trading and marketing businesses and higher pipeline margins.

Midstream and marketing segment earnings for the nine months ended September 30, 2010 and 2009 were $270 million and $154 million, respectively.  The 2010 results reflected higher margins in the gas processing business and improved results in the pipeline and power generation businesses.

Corporate

During the nine months ended September 30, 2009, Occidental recorded pre-tax charges of $55 million for severance and railcar leases.

Liquidity and Capital Resources

At September 30, 2010, Occidental had approximately $2.1 billion in cash on hand.  Available but unused lines of committed bank credit totaled approximately $1.5 billion at September 30, 2010. Income and cash flows are largely dependent on crude oil and gas prices and sales volumes, all of which increased in the first nine months of 2010, compared to the same period of 2009. Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and any debt payments.

Occidental’s cash flow from operations for the nine months ended September 30, 2010 was approximately $6.6 billion, compared to $3.8 billion for the same period in 2009.  The most important sources of the increase in operating cash flow in 2010, compared to 2009, were higher worldwide crude oil and domestic natural gas prices.  In the first nine months of 2010, compared to the same period in 2009, Occidental's average worldwide realized crude oil price was 39 percent higher and Occidental’s average realized natural gas price increased 48 percent in the U.S., where approximately 57 percent of Occidental’s natural gas was produced.  The overall impact of the chemical and midstream and marketing segments’ margins on cash flow was less significant than the increases in oil and gas prices because the chemical and midstream and marketing segments’ earnings and cash flows are significantly smaller than those for the oil and gas segment.

Occidental’s net cash used by investing activities was $4.6 billion for the first nine months of 2010, compared to $3.2 billion for the same period of 2009.  The 2010 amount included payments of $1.6 billion for acquisitions of various interests in domestic oil and gas properties, mostly in the Permian and midcontinent regions, and approximately $300 million for foreign contracts.  The 2009 amount included cash payments for foreign contracts and acquisitions of various oil and gas and chemical interests of $582 million.  Capital expenditures for the first nine months of 2010 were $2.8 billion, including $2.3 billion for oil and gas.  Capital expenditures for the first nine months of 2009 were $2.6 billion, including $2.1 billion for oil and gas.

Occidental’s net cash used by financing activities was $1.2 billion in the first nine months of 2010, compared to net cash used by financing activities of $764 million for the same period of 2009.  The 2010 amount included the repayment of Occidental’s debt of $311 million and dividend payments of $848 million.  The 2009 amount included net proceeds of $740 million from the issuance of senior notes, payments of debt of $699 million and dividend payments of $794 million.

As of September 30, 2010, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

Occidental’s capital spending estimate for 2010 is approximately $4.4 billion and Occidental will focus on the goal of keeping Occidental’s returns well above its cost of capital.

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

As of September 30, 2010, Occidental participated in or monitored remedial activities or proceedings at 169 sites.  The following table presents Occidental’s environmental remediation reserves as of September 30, 2010, the current portion of which is included in accrued liabilities ($82 million) and the remainder in deferred credits and other liabilities — other ($286 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

		Reserve Balance
	Number of Sites	(in millions)
NPL sites	39	$56
Third-party sites	82	94
Occidental-operated sites	19	115
Closed or non-operated Occidental sites	29	103
Total	169	$368

As of September 30, 2010, Occidental’s environmental reserves exceeded $10 million at 13 of the 169 sites described above, and 121 of the sites had reserves from $0 to $1 million each.  Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $375 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2009.

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

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of September 30, 2010, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

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

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects.  Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; not successfully completing, or any material delay of, any development of new fields, expansion projects, capital expenditures, efficiency-improvement projects, acquisitions or dispositions; potential failure to achieve expected production from existing and future oil and gas development projects; exploration risks such as drilling unsuccessful wells; any general economic recession or slowdown domestically or internationally; higher-than-expected costs; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic and international political conditions; potential disruption or interruption of Occidental’s production or manufacturing or damage to facilities due to accidents, chemical releases, labor unrest, weather, natural disasters, political events or insurgent activity; failure of risk management; changes in law or regulations; or changes in tax rates.  Words such as “estimate”, “project”, “predict”, “will”, “would”, “should”, “could”, “may”, “might”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes generally indicate forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise.  Material risks that may affect Occidental’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of the 2009 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2010, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in the 2009 Form 10-K.

The nine months ended September 30, 2010 included operations of the Phibro trading unit, which Occidental acquired on December 31, 2009.  Occidental determined that operations of the unit are not reasonably likely to have a material adverse effect on the Company.  This conclusion is based primarily on the trading limits Occidental placed on the unit, including, among others, limits on total notional trade value, value at risk and credit, as well as the highly liquid positions the operation maintains, in which the market risk can be neutralized on very short notice.

Item 4.	Controls and Procedures

Occidental's Chairman of the Board of Directors and Chief Executive Officer and its Executive Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's Chairman of the Board of Directors and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the information in Note 8 to the consolidated condensed financial statements in Part I of this Form 10-Q and Part II, Item I "Legal Proceedings" in the Form 10-Q for the periods ended March 31, 2010 and June 30, 2010.

In May 2010, a putative stockholder action, Resnik v. Abraham, was filed in the U.S. District Court (Delaware), naming the then-current directors, the executive officers listed in the 2010 Proxy Statement and Occidental as defendants.  In July 2010, a second putative derivative action captioned Gusinsky v. Irani, was filed in the Los Angeles Superior Court.  The allegations made in the complaints are set forth in Occidental's Form 10-Q for the period ended June 30, 2010.  On August 13, 2010, a third putative derivative action captioned Wein v. Irani, which was virtually identical to the Gusinsky action, was filed in the Los Angeles Superior Court.  The parties to the Gusinsky and Wein actions have stipulated to consolidate the cases.  The parties in the Resnik case have reached an agreement in principle providing, subject to court approval, for settlement of that action on terms set forth in a Memorandum of Understanding, which appears as Exhibit 99.5 to Occidental's Form 8-K filed October 14, 2010.

Item 2.	Share Repurchase Activities

Occidental’s share repurchase activities for the three months ended September 30, 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
First Quarter 2010	―	$	―	―
Second Quarter 2010 (a)	129,774		$86.60	―
July 1 – 31, 2010	―	$	―	―
August 1 – 31, 2010	―	$	―	―
September 1 – 30, 2010	―	$	―	―

Third Quarter 2010	―	$	―	―
Total	129,774		$86.60	―	27,155,575

(a)	Represents amounts Occidental purchased from the trustee of Occidental’s defined contribution savings plan in April 2010.

Item 6.	Exhibits

3.(ii)
By-laws of Occidental, as amended through October 13, 2010 (filed as Exhibit 3.(ii) to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.1
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan, as amended through October 13, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.2
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.3
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms and Conditions (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2010 and 2009 and for each of the five years in the period ended December 31, 2009.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE: November 4, 2010	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2010 and 2009 and for each of the five years in the period ended December 31, 2009.

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