Form 10-K
period 2010-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2011-02-24
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010	For the transition period from to

Commission File Number 1-9210

Occidental Petroleum Corporation
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization	Delaware
I.R.S. Employer Identification No.	95-4035997
Address of principal executive offices	10889 Wilshire Blvd., Los Angeles, CA
Zip Code	90024
Registrant's telephone number, including area code	(310) 208-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
9 1/4% Senior Debentures due 2019	New York Stock Exchange
Common Stock	New York Stock Exchange

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
Large Accelerated Filer   ☑       Accelerated Filer                     ☐
Non-Accelerated Filer     ☐       Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).       ☐ YES       ☑ NO

The aggregate market value of the voting common stock held by nonaffiliates of the registrant was approximately $61.85 billion, computed by reference to the closing price on the New York Stock Exchange composite tape of $77.15 per share of Common Stock on June 30, 2010.  Shares of Common Stock held by each executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates.  This determination of potential affiliate status is not a conclusive determination for other purposes.

At January 31, 2011, there were 812,849,169 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement, filed in connection with its May 6, 2011, Annual Meeting of Stockholders, are incorporated by reference into Part III.

Part I
Items 1 And 2    Business and Properties
In this report, "Occidental" refers to Occidental Petroleum Corporation, a Delaware corporation (OPC), and/or one or more entities in which it owns a majority voting interest (subsidiaries).  Occidental conducts its operations through various subsidiaries and affiliates.  Occidental’s executive offices are located at 10889 Wilshire Boulevard, Los Angeles, California 90024; telephone (310) 208-8800.

General
Occidental’s principal businesses consist of three segments.  The oil and gas segment explores for, develops, produces and markets crude oil, including natural gas liquids (NGLs) and condensate (together with NGLs, "liquids"), as well as natural gas.  The chemical segment (OxyChem) manufactures and markets basic chemicals, vinyls and other chemicals.  The midstream, marketing and other segment (midstream and marketing) gathers, treats, processes, transports, stores, purchases and markets crude oil, liquids, natural gas, carbon dioxide (CO2) and power.  It also trades around its assets, including pipelines and storage capacity, and trades oil and gas, other commodities and commodity-related securities.  Unless otherwise indicated hereafter, discussion of oil or oil and liquids refers to crude oil, NGLs and condensate.
For information regarding Occidental's current developments, segments and geographic areas, see the information in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) section of this report and Note 16 to the Consolidated Financial Statements.

Oil and Gas Operations
General
Occidental’s domestic oil and gas operations are mainly located in Texas, New Mexico, California, Kansas, Oklahoma, Utah, Colorado, North Dakota and West Virginia.  International operations are located in Bahrain, Bolivia, Colombia, Iraq, Libya, Oman, Qatar, the United Arab Emirates (UAE) and Yemen.  Occidental has classified its Argentine operations as held for sale on a retrospective application basis.

Proved Reserves and Sales Volumes
The table below shows Occidental’s total oil and natural gas proved reserves and sales volumes in 2010, 2009 and 2008.  See "MD&A — Oil and Gas Segment," and the information under the caption "Supplemental Oil and Gas Information" for certain details regarding Occidental’s oil and gas proved reserves, the reserves estimation process, sales volumes, production costs and other reserves-related data.

Comparative Oil and Gas Proved Reserves and Sales Volumes
Oil in millions of barrels; natural gas in billions of cubic feet; barrels of oil equivalent (BOE) in millions of barrels of oil equivalent
	2010					2009					2008
Proved Reserves	Oil	(a)	Gas	BOE	(b)	Oil	(a)	Gas	BOE	(b)	Oil	(a)	Gas	BOE	(b)
United States	1,697		3,034	2,203		1,606		2,799	2,072		1,547		3,153	2,073
International	613	(c)	2,104	964	(c)	657	(d)	2,228	1,028	(d)	533	(d)	1,299	749	(d)
Continuing Operations	2,310		5,138	3,167		2,263		5,027	3,100		2,080		4,452	2,822
Held for Sale (e)	166		182	196		108		130	130		135		149	160
Total	2,476		5,320	3,363	(f)	2,371		5,157	3,230	(f)	2,215		4,601	2,982	(f)
Sales Volumes
United States	99		247	140		99		232	137		96		215	132
International	88	(d)	172	117	(d)	69	(d)	95	85	(d)	63	(d)	84	77	(d)
Continuing Operations	187		419	257		168		327	222		159		299	209
Held for Sale (e)	14		12	16		13		11	15		12		8	13
Total	201		431	273		181		338	237		171		307	222

(a)	Includes NGLs and condensate.
(b)	Natural gas volumes have been converted to BOE based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil.
(c)
Excludes the former noncontrolling interest in a Colombian subsidiary because on December 31, 2010, Occidental restructured its Colombian operations to take a direct working interest in the related assets.

(d)	Includes the noncontrolling interest in a Colombian subsidiary.
(e)	Occidental has classified its Argentine operations as held for sale.
(f)
Stated on a net basis after applicable royalties.  Includes proved reserves related to production-sharing contracts (PSCs) and other similar economic arrangements of 1.1 billion BOE in 2010, 1.1 billion BOE in 2009 and 825 million BOE in 2008.

Competition and Sales and Marketing
As a producer of oil and natural gas, Occidental competes with numerous other domestic and foreign private and government producers.  Oil and natural gas are commodities that are sensitive to prevailing global and, in certain cases local, current and anticipated market conditions.  They are sold at current market prices or on a forward basis to refiners and other market participants.  Occidental competes by developing and producing its worldwide oil and gas reserves cost-effectively and acquiring rights to explore, develop and produce in areas with known oil and gas deposits.  Occidental also competes by increasing production through enhanced oil recovery projects in mature and underdeveloped fields and making strategic acquisitions.

Chemical Operations
OxyChem owns and operates manufacturing plants at 22 domestic sites in Alabama, Georgia, Illinois, Kansas, Louisiana, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas and at two international sites in Canada and Chile and has interests in a Brazilian joint venture.  OxyChem produces the following products:

Principal Products	Major Uses	Annual Capacity
Basic Chemicals
Chlorine	Chlorovinyl chain and water treatment	4.0 million tons (a)
Caustic Soda	Pulp, paper and aluminum production	4.2 million tons (a)
Chlorinated organics	Silicones, paint stripping, pharmaceuticals and refrigerants	0.9 billion pounds
Potassium chemicals	Glass, fertilizers, cleaning products and rubber	0.4 million tons
Ethylene dichloride (EDC)	Raw material for vinyl chloride monomer (VCM)	2.4 billion pounds (a)
Vinyls
VCM	Precursor for polyvinyl chloride (PVC)	6.2 billion pounds
PVC	Piping, medical, building materials and automotive products	3.7 billion pounds
Other Chemicals
Chlorinated isocyanurates	Swimming pool sanitation and disinfecting products	131 million pounds
Resorcinol	Tire manufacture, wood adhesives and flame retardant synergist	50 million pounds
Sodium silicates	Soaps, detergents and paint pigments	0.6 million tons
Calcium chloride	Ice melting, dust control, road stabilization and oil field services	0.7 million tons

(a)	Includes gross capacity of a joint venture in Brazil, owned 50 percent by Occidental.

Midstream, Marketing and Other Operations
The midstream and marketing operations are conducted in the locations described below:

Location	Description	Capacity
Gas Plants
California, Colorado and Permian Basin	Occidental-operated and third-party-operated gas gathering, treating, compression and processing systems, and CO2 processing	2.5 billion cubic feet per day
Pipelines
Permian Basin and Oklahoma	Common carrier oil pipeline and storage system	365,000 barrels of oil per day 5.8 million barrels of oil storage 2,700 miles of pipeline
Colorado, New Mexico and Texas - CO2 fields and pipelines	CO2 fields and pipeline systems transporting CO2 to oil and gas producing locations	1.625 billion cubic feet per day
Dolphin Pipeline - Qatar and United Arab Emirates	24.5% equity investment in a natural gas pipeline	3.2 billion cubic feet of natural gas per day (a)
Western and Southern United States and Canada	Minority investment in entity involved in pipeline transportation, storage, terminalling and marketing of oil, gas and related petroleum products	16,000 miles of pipeline and gathering systems (b) 92 million barrels of oil and other petroleum products and 50 billion cubic feet of natural gas storage (b)
Marketing and Trading
Texas, Connecticut, United Kingdom, Singapore and other	Trades around its assets and purchases, markets and trades oil, gas, power, other commodities and commodity-related securities	Not applicable
Power Generation
California, Texas and Louisiana	Occidental-operated power and steam generation facilities	1,800 megawatts per hour and 1.6 million pounds of steam per hour

(a)	Capacity requires additional gas compression and customer contracts.
(b)	Amounts are gross, including interests held by third parties.

Capital Expenditures
For information on capital expenditures, see the information under the heading "Liquidity and Capital Resources — Capital Expenditures" in the MD&A section of this report.

Employees
Occidental employed approximately 11,000 people at December 31, 2010, 7,100 of whom were located in the United States.  Occidental employed approximately 6,900 people in the oil and gas and midstream and marketing segments and 3,000 people in the chemical segment.  An additional 1,100 people were employed in administrative and headquarters functions.  Approximately 900 U.S.-based employees and 300 foreign-based employees are represented by labor unions.
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

Information contained on Occidental's web site is not part of this report.

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
Growth in Occidental’s oil and gas production and results of operations depends, in part, on its ability to profitably acquire, develop or find additional reserves.  Occidental replaces significant amounts of its reserves through acquisitions, exploration and large development projects.  Occidental has many competitors (including national oil companies), some of which are: (i) larger and better funded, (ii) may be willing to accept greater risks or (iii) have special competencies.  Competition for reserves may make it more difficult to find attractive investment opportunities or require delay of expected reserve replacement efforts.  During periods of low product prices, any cash conservation efforts may delay production growth and reserve replacement efforts.

Occidental faces risks associated with its mergers, acquisitions and divestitures.
Occidental's merger, acquisition and divestiture activities carry risks that it may: (i) not fully realize anticipated benefits due to less than expected reserves or production or changed circumstances, such as product prices; (ii) bear unexpected integration costs or experience other integration difficulties; (iii) experience share price declines based on the market's evaluation of the activity; or (iv) assume or retain liabilities that are greater than anticipated.

Governmental actions, political instability and labor unrest may affect Occidental’s results of operations.
Occidental’s businesses are subject to the decisions of many governments and political interests.  As a result, Occidental faces risks of:

➢
new or amended laws and regulations, including those related to labor and employment, taxes, royalty rates, profit repatriation, permitted production rates, drilling, production or manufacturing processes, entitlements, import, export and use of equipment, use of land, water and other natural resources, safety, security and environmental protection, all of which may increase production costs or reduce the demand for Occidental's products; and

➢	refusal or delay in the extension or grant of exploration, development or production contracts.

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
There has been recent political instability and civil unrest in Bahrain, Libya and Yemen.  The effect, if any, of these developments on Occidental's operations is unknown at this time, but is not expected to be material.

Occidental’s oil and gas reserves are based on professional judgments and may be subject to revision.
Calculations of oil and gas reserves depend on estimates concerning reservoir characteristics and recoverability, including decline rates, as well as capital and operating costs.  If Occidental were required to make unanticipated significant negative reserve revisions, its results of operations and stock price could be adversely affected.

Occidental may experience significant losses in exploration activities or delays in development efforts or cost overruns.
Exploration is inherently risky.  Exploration and development activities are subject to delays, misinterpretation of geologic or engineering data, unexpected geologic conditions or finding reserves of disappointing quality or quantity, which may result in significant losses.  Occidental bears the risks of project delays and cost overruns due to equipment failures, approval delays, construction delays, escalating costs or competition for services, materials, supplies or labor, border disputes and other associated risks in its development efforts.

Concerns about climate change may affect Occidental’s operations.
There is an ongoing effort to assess and quantify the effects of climate change and the potential human influences on climate.  Various U.S. and foreign jurisdictions, including the U.S. federal government and the states of California and New Mexico, have adopted legislation, regulations or policies that seek to control or reduce the production, use or emissions of “greenhouse gases” (GHGs), to control or reduce the production or consumption of fossil fuels, and to increase the use of renewable or alternative energy sources, and such measures are pending in other jurisdictions.   The uncertain outcome and timing of existing and proposed international, national, and state measures intended to reduce GHGs make it difficult to predict their business impact.  However, Occidental could face risks of delays in development projects, increases in costs and taxes and reductions in the demand for and restrictions on the use of its products as a result of ongoing GHG reduction efforts.

Occidental’s businesses may experience catastrophic events.
The occurrence of events, such as earthquakes, hurricanes, floods, well blowouts, fires, explosions, chemical releases and industrial accidents, and other events that cause operations to cease or be curtailed, may negatively affect Occidental’s businesses and communities in which it operates.  Third-party insurance may not provide adequate coverage or Occidental may be self-insured with respect to the related losses.

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
In May 2010, a putative stockholder action, Resnik v. Abraham, was filed in the U.S. District Court (Delaware), naming the present directors, certain executive officers and Occidental, as defendants.  The complaint alleges defendants made a false and misleading proxy solicitation in connection with re-approval of the performance goals for certain incentive awards and authorized excessive compensation constituting corporate waste and breach of fiduciary duties.  In July and August 2010, second and third purported stockholder complaints, Gusinsky v. Irani and Wein v. Irani, respectively, alleging similar derivative claims for corporate waste and breach of fiduciary duty, were filed in the Los Angeles Superior Court.  The parties in the Resnik case reached an agreement in principle, providing for the settlement of that action in October 2010.  The plaintiffs in the Gusinsky and Wein matters filed objections to the Resnik settlement in November 2010.  In December 2010, Occidental reached an agreement with those plaintiffs to resolve their objections and filed a revised notice of settlement with the court on December 27, 2010.  At a fairness hearing on February 8, 2011, the settlement was approved.  As a result, the Wein and Gusinsky plaintiffs have agreed to dismiss their cases with prejudice.
In a previously disclosed proceeding, the Colorado Oil and Gas Conservation Commission (COGCC) has proposed a penalty of approximately $370,000 for an alleged release of production fluids from a well site.

Executive Officers

The current term of employment of each executive officer of Occidental will expire at the May 6, 2011 organizational meeting of the Board of Directors or when a successor is selected. The following table sets forth the executive officers of Occidental:

Name	Age at February 24, 2011	Positions with Occidental and Subsidiaries and Five-Year Employment History
Dr. Ray R. Irani	76	Chairman and Chief Executive Officer since 1990; Director since 1984; Member of Executive Committee; 2005-2007, President.
Stephen I. Chazen	64	President since 2007; Chief Operating Officer and Director since 2010; 1999-2010, Chief Financial Officer; 2005-2007, Senior Executive Vice President.
Donald P. de Brier	70	Executive Vice President, General Counsel and Secretary since 1993.
James M. Lienert	58
Executive Vice President and Chief Financial Officer since 2010; 2006-2010, Executive Vice President — Finance and Planning; 2004-2006, Vice President; Occidental Chemical Corporation: 2004-2006, President.

William E. Albrecht	59
Vice President since 2008; Occidental Oil and Gas Corporation (OOGC): President — Oxy Oil & Gas, USA since 2008; 2007-2008, Vice President, California Operations; Noble Royalties, Inc.: 2006-2007, President of Acquisitions and Divestitures; EOG Resources, Inc.: 1998-2006, Vice President of Acquisitions and Engineering.

Edward A. "Sandy" Lowe	59
Vice President since 2008; OOGC: President — Oxy Oil & Gas, International Production since 2009; 2008-2009, Executive Vice President — Oxy Oil & Gas, International Production and Engineering; 2008, Executive Vice President — Oxy Oil & Gas, Major Projects; Dolphin Energy Ltd.: 2002-2007, Executive Vice President and General Manager.

Roy Pineci	48	Vice President, Controller and Principal Accounting Officer since 2008; 2007-2008, Senior Vice President, Finance — Oil and Gas; 2005-2007, Vice President — Internal Audit.
B. Chuck Anderson	51	President of Occidental Chemical Corporation since 2006; 2004-2006, Executive Vice President — Chlorovinyls.

Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Price Range and Dividends
This section incorporates by reference the quarterly financial data appearing under the caption "Quarterly Financial Data (Unaudited)" after the Notes to the Consolidated Financial Statements and the information appearing under the caption "Liquidity and Capital Resources" in the MD&A section of this report.  Occidental’s common stock was held by 35,577 stockholders of record at December 31, 2010, and by approximately 537,000 additional stockholders whose shares were held for them in street name or nominee accounts.  The common stock is listed and traded principally on the New York Stock Exchange.  The quarterly financial data, which are included in this report after the Notes to the Consolidated Financial Statements, set forth the range of trading prices for the common stock as reported on the composite tape of the New York Stock Exchange and quarterly dividend information.
The quarterly dividends declared on the common stock were $0.33 per share for the first quarter of 2010 and $0.38 for the last three quarters of 2010 ($1.47 for the year).  On February 10, 2011, a quarterly dividend of $0.46 per share ($1.84 on an annualized basis) was declared on the common stock, payable on April 15, 2011 to stockholders of record on March 10, 2011.  The declaration of future dividends is a business decision made by the Board of Directors from time to time, and will depend on Occidental’s financial condition and other factors deemed relevant by the Board.

Securities Authorized for Issuance under Equity Compensation Plans
All of Occidental's equity compensation plans for its employees and non-employee directors, pursuant to which options, rights or warrants or other equity awards may be granted, have been approved by the stockholders.  Occidental has established several Plans that allow it to issue stock-based awards in the form of options, restricted stock units, stock appreciation rights, performance stock awards, total shareholder return incentives and dividend equivalents.  These include the 1995 Incentive Stock Plan (1995 ISP), 2001 Incentive Compensation Plan (2001 ICP), Phantom Share Unit Awards Plan and the 2005 Long-Term Incentive Plan (2005 LTIP).  No further awards will be granted under the 1995 ISP and 2001 ICP; however, certain 1995 ISP and 2001 ICP award grants were outstanding at December 31, 2010.  An aggregate of 66 million shares of Occidental common stock were authorized for issuance under the 2005 LTIP.
The following is a summary of the shares reserved for issuance as of December 31, 2010, pursuant to outstanding options, rights or warrants or other equity awards granted under Occidental’s equity compensation plans:

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	b)	Weighted-average exercise price of outstanding options, warrants and rights	c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
1,013,615		$23.62		53,088,606
*  Includes, with respect to:
•	the 1995 Incentive Stock Plan, 5,602 shares reserved for issuance pursuant to deferred stock unit awards;
•
the 2001 Incentive Compensation Plan, 16,564 shares reserved for issuance pursuant to deferred stock unit awards and 1,446 shares reserved for issuance as dividend equivalents on deferred stock unit awards; and

•
the 2005 Long-Term Incentive Plan, 285,340 shares at maximum payout level (142,670 at target level) reserved for issuance pursuant to outstanding performance stock awards, 3,561 shares reserved for issuance pursuant to restricted stock unit awards and 3,834,537 shares at maximum payout level (2,041,022 at target or mid-point level) reserved for issuance pursuant to total stockholder return incentive awards.

Of the 48,941,557 shares that are not reserved for issuance under the 2005 Long-Term Incentive Plan, approximately 9 million to 28 million shares are available for issuance, depending on the type of award, after giving effect to the provision of the plan that each award, other than options and stock appreciation rights, must be counted against the number of shares available for issuance as three shares for every one share covered by the award.

Share Repurchase Activities
Occidental’s share repurchase activities for the year ended December 31, 2010 were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
First Quarter 2010	—	—	—
Second Quarter 2010	129,774	$86.60	—
Third Quarter 2010	—	—	—
October 1 - 31, 2010	124,845	$82.39	—
November 1 - 30, 2010	252,835	$84.70	—
December 1 - 31, 2010	252,232	$93.38	—
Fourth Quarter 2010	629,912	$87.72	—
Total 2010	759,686	$87.53	—	27,155,575	(b)

(a)	Purchased from the trustee of Occidental's defined contribution savings plan.
(b)
Occidental has had a 95 million share authorization in place since 2008 for its share repurchase program; however, the program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

Performance Graph
The following graph compares the yearly percentage change in Occidental’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor's 500 Stock Index (S&P 500) and with that of Occidental’s peer groups over the five-year period ended on December 31, 2010.  The graph assumes that $100 was invested in Occidental common stock, in the stock of the companies in the S&P 500 and in separate portfolios of each of the peer group companies' common stock weighted by their relative market values each year and that all dividends were reinvested.
In 2010, Occidental revised its current peer group beyond the 9 companies (including Occidental) in the prior peer group to provide a broader comparison basis for Occidental's results within the oil and gas industry.  Occidental's prior peer group consisted of Anadarko Petroleum Corporation, Apache Corporation, BP p.l.c., Chevron Corporation, ConocoPhillips, Devon Energy Corporation, ExxonMobil Corporation, Royal Dutch Shell plc and Occidental.  Occidental's current peer group consists of Anadarko Petroleum Corporation, Apache Corporation, Canadian Natural Resources Limited, Chevron Corporation, ConocoPhillips, Devon Energy Corporation, EOG Resources Inc., ExxonMobil Corporation, Hess Corporation, Marathon Oil Corporation, Royal Dutch Shell plc and Occidental.

12/31/05		12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
	$100	$124	$199	$158	$218	$268
	100	127	165	123	132	156
	100	124	155	117	127	142
	100	116	122	77	97	112

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

(1)	The total cumulative return of each peer group companies' common stock includes the cumulative total return of Occidental's common stock.

Item 6    Selected Financial Data

Five-Year Summary of Selected Financial Data
Dollar amounts in millions, except per-share amounts

As of and for the years ended December 31,	2010	2009	2008	2007	2006
results of operations (a)
Net sales	$19,045	$14,814	$23,713	$18,323	$16,648
Income from continuing operations (b)	$4,569	$3,151	$7,183	$5,072	$4,127
Net income attributable to common stock	$4,530	$2,915	$6,857	$5,400	$4,191
Basic earnings per common share from continuing operations (b)	$5.62	$3.88	$8.77	$6.06	$4.82	(c)
Basic earnings per common share (b)	$5.57	$3.59	$8.37	$6.45	$4.90	(c)
Diluted earnings per common share (b)	$5.56	$3.58	$8.34	$6.42	$4.86	(c)

financial position (a)
Total assets	$52,432	$44,229	$41,537	$36,519	$32,431
Long-term debt, net	$5,111	$2,557	$2,049	$1,741	$2,619
Stockholders’ equity	$32,484	$29,159	$27,325	$22,858	$19,604

market capitalization (d)	$79,735	$66,050	$48,607	$63,573	$41,013

cash flow
Operating:
Cash provided by operating activities	$9,349	$5,807	$10,654	$6,798	$6,351
Investing:
Capital expenditures	$(3,940)	$(3,245)	$(4,126)	$(3,038)	$(2,684)
Cash used by all other investing activities, net	$(5,138)	$(2,082)	$(5,203)	$(37)	$(1,606)
Financing:
Cash dividends paid	$(1,159)	$(1,063)	$(940)	$(765)	$(646)
Cash provided (used) by all other financing activities, net	$2,242	$30	$(570)	$(2,333)	$(2,266)

dividends per common share	$1.47	$1.31	$1.21	$0.94	$0.80	(c)

weighted average basic shares outstanding (thousands)	812,472	811,305	817,635	834,932	852,550	(c)

Note:  Argentine operations have been reflected as held for sale for all periods.
(a)
See the MD&A section of this report and the Notes to Consolidated Financial Statements for information regarding acquisitions and dispositions, discontinued operations and other items affecting comparability.

(b)
Represent amounts attributable to common stock after deducting noncontrolling interest amounts of $72 million in 2010, $51 million in 2009, $116 million in 2008,  $75 million in 2007 and $111 million in 2006.

(c)	Amounts have been adjusted to reflect a two-for-one stock split in the form of a stock dividend to stockholders on August 1, 2006.
(d)	Market capitalization is calculated by multiplying the year-end total shares of common stock outstanding, net of shares held as treasury stock, by the year-end closing stock price.

Item 7 and 7A

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Strategy
General
In this report, "Occidental" refers to Occidental Petroleum Corporation (OPC), and/or one or more entities in which it owns a majority voting interest (subsidiaries).  Occidental's principal businesses consist of three industry segments operated by OPC's subsidiaries and affiliates.  The oil and gas segment explores for, develops, produces and markets crude oil, including natural gas liquids (NGLs) and condensate (together with NGLs, "liquids"), as well as natural gas.  The chemical segment (OxyChem) manufactures and markets basic chemicals, vinyls and other chemicals.  The midstream, marketing and other segment (midstream and marketing) gathers, treats, processes, transports, stores, purchases and markets crude oil, liquids, natural gas, carbon dioxide (CO2) and power.  It also trades around its assets, including pipelines and storage capacity, and trades oil and gas, other commodities and commodity-related securities.  Unless otherwise indicated hereafter, discussion of oil or oil and liquids refers to crude oil, NGLs and condensate.  In addition, discussions of oil and gas production or volumes, in general, refer to sales volumes unless the context requires or it is indicated otherwise.
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

Occidental prefers to own large, long-lived "legacy" oil and gas assets, like those in California and the Permian Basin, that tend to have enhanced secondary and tertiary recovery opportunities and economies of scale that lead to cost-effective production in a safe and environmentally sound manner.  Management expects such assets to contribute substantially to earnings and cash flow after invested capital.
At Occidental, maintaining financial discipline means investing capital in projects that management expects will generate above-cost-of-capital returns through their life cycle.  Occidental expects to use most of any excess cash flow after capital expenditures to enhance stockholders' returns through dividend increases and acquisition opportunities.
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
The midstream and marketing segment is managed to generate returns on capital invested in excess of Occidental's cost of capital.  In marketing its own production and third party purchases, Occidental attempts to maximize realized prices and margins and limit credit risk exposure.  In commodities and commodity-related securities trading, Occidental seeks to generate gains using net long positions.  Capital is employed to operate segment assets in a safe and environmentally sound way, to sustain or, where appropriate, increase operational capacity and to improve the competitiveness of Occidental's assets.

Oil and Gas

Segment Earnings
($ millions)

The oil and gas business seeks to increase its oil and gas production profitably and add new reserves at a pace ahead of production while minimizing costs incurred for finding and development.  The oil and gas business implements this strategy within the limits of the overall corporate strategy primarily by:

➢	Deploying capital to fully develop areas where proved reserves exist and increase production from mature fields;

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
In December 2010, Occidental executed an agreement with a subsidiary of China Petrochemical Corporation (Sinopec) to sell its Argentine oil and gas operations for after-tax proceeds of approximately $2.6 billion.  The sale closed in February 2011.
In January 2011, Occidental completed the acquisition of gas producing properties in South Texas for approximately $1.8 billion.  In December 2010, Occidental acquired approximately 174,000 net contiguous acres of oil producing and prospective properties in North Dakota, which also offer significant further development opportunity, for approximately $1.4 billion.
In 2010, Occidental also acquired various domestic oil and gas interests that complement its existing portfolio of assets for approximately $2.8 billion.  These assets are in operated, producing and non-producing properties in the Permian Basin, mid-continent region and California.
The acquisitions mentioned above collectively are expected to offset the Argentine production.
In addition, Occidental continues to deploy significant capital to its core operations in the Permian Basin, California and mid-continent region to increase production from these assets.
Internationally, Occidental announced in January 2011 that it had reached an agreement-in-principle for a 40-percent participating interest in the Shah Field development project in Abu Dhabi, partnering with the Abu Dhabi National Oil Company.  In January of 2010, Occidental and its partners signed a technical service contract with the South Oil Company of Iraq to develop the Zubair Field in Iraq.  In April 2009, Occidental and its partners signed a Development and Production Sharing

Agreement (DPSA) with the National Oil and Gas Authority of Bahrain for further development of the Bahrain Field.  The DPSA became effective in December 2009.  In addition, Occidental has continued to make capital expenditures and investments in existing projects in the Middle East/North Africa and expects continued production growth in the Mukhaizna project in Oman.

Chemical

Segment Earnings
($ millions)

OxyChem’s strategy is to be a low-cost producer in order to maximize its cash flow generation.  OxyChem concentrates on the chlorovinyls chain beginning with chlorine, which is co-produced with caustic soda, both of which are marketed to third parties.  In addition, chlorine, together with ethylene, is converted through a series of intermediate products into polyvinyl chloride (PVC).  OxyChem's focus on chlorovinyls permits it to maximize the benefits of integration and allows it to take advantage of economies of scale.

Midstream, Marketing and Other

Segment Earnings
($ millions)
The midstream and marketing segment is managed to generate returns on capital invested in excess of Occidental's cost of capital.  In order to generate these returns, the segment provides low cost services to other segments as well as to third parties and operates gas plants, oil, gas and CO2 pipeline systems and storage facilities.  In addition, the marketing and trading group markets Occidental's and third-party oil and gas, trades around the midstream and marketing segment assets and engages in commodities and commodity-related securities trading.
In December 2010, Occidental purchased additional interests in the General Partner of Plains All-American Pipeline, L.P. (Plains Pipeline), and now owns approximately 35 percent of the General Partner.  In December 2010, Occidental also completed its acquisition of the remaining 50-percent joint venture interest in Elk Hills Power, LLC (EHP), a limited liability company that operates a gas-fired power-generation plant in California, bringing Occidental’s total ownership to 100 percent.

Key Performance Indicators
General
Occidental seeks to ensure that it meets its strategic goals by continuously measuring its success in maintaining below-average debt levels, delivering returns in excess of its cost of capital and achieving top-quartile performance compared to its peers in:

➢	Total return to stockholders;

➢	Return on equity (ROE);

➢	Return on capital employed (ROCE); and

➢	Other segment-specific measures such as per-unit profit, production cost, cash flow, finding and development cost, reserves replacement percentage and others.

Over the years, Occidental has delivered high levels of return.  Occidental increased stockholder's equity by 11 percent for 2010 and 42 percent for the three-year period from 2008 to 2010 while continuing to deliver above cost of capital returns.  During the three-year period from 2008 to 2010, Occidental increased its dividend rate by 52 percent while its stock price increased by 27 percent.

	Annual 2010 (a)	Three-Year Annual Average 2008 - 2010 (b)
ROE	14.7%	17.1%
ROCE	13.2%	15.5%

(a)
The ROE and ROCE for 2010 were calculated by dividing Occidental's 2010 net income attributable to common stock (taking into account cost of capital for ROCE) by its average equity and capital employed, respectively, during 2010.

(b)
The three-year average ROE and ROCE were calculated by dividing Occidental's average net income attributable to common stock (taking into account cost of capital for ROCE) over the three-year period 2008-2010 by its average equity and capital employed, respectively, over the same period.

Debt Structure
Occidental’s year-end 2010 total debt-to-capitalization ratio was 14 percent.  Occidental issued $2.6 billion of senior unsecured notes in the fourth quarter of 2010.
Occidental’s long-term senior unsecured debt was rated A by Fitch Ratings, Standard and Poor’s Ratings and DBRS.  Occidental’s long-term unsecured debt was rated A2 by Moody’s Investors Service.  A security rating is not a recommendation to buy, sell or hold securities, may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.

Oil and Gas Segment
Business Environment
Oil and gas prices are the major variables that drive the industry’s short and intermediate term financial performance.  Average oil prices were higher in 2010 than 2009.  West Texas Intermediate (WTI) was $91.38 and $79.36 per barrel as of December 31, 2010 and 2009, respectively.  The average daily WTI market price for 2010 was $79.53 per barrel compared with $61.80 per barrel in 2009.  Occidental’s realized price for crude oil for its continuing operations as a percentage of average WTI prices was approximately 95 percent and 93 percent for 2010 and 2009, respectively.
The average daily New York Mercantile Exchange (NYMEX) domestic natural gas price in 2010 increased approximately 7 percent from 2009.  For 2010, the price averaged $4.49 per thousand cubic feet (Mcf) compared with $4.20 per Mcf for 2009, and was $4.41 per Mcf as of December 31, 2010.
Prices and differentials can vary significantly, even on a short-term basis, making it impossible to predict realized prices with a reliable degree of certainty.

Business Review
All sales, production and reserves volumes are net to Occidental and include amounts attributable to noncontrolling interests, where applicable, unless otherwise specified.

Worldwide Sales Volumes
(thousands BOE/day)

(a)
Includes average sales volumes per day of 4 thousand barrels (mbbl), 6 mbbl, 6 mbbl, 5 mbbl and 5 mbbl for 2010, 2009, 2008, 2007 and 2006, respectively, related to the noncontrolling interest in a Colombian subsidiary.

(b)
Represents average sales volumes per day of 43 thousand barrels of oil equivalent (MBOE), 42 MBOE, 36 MBOE, 36 MBOE and 36 MBOE for 2010, 2009, 2008, 2007 and 2006, respectively, related to the Argentine operations.

Production-Sharing Contracts (PSC)
Occidental conducts its operations in Bahrain, Iraq, Libya, Oman, Yemen and Qatar, including Dolphin, under PSCs or similar contracts.  Under such contracts, Occidental receives a share of production and reserves to recover its costs and an additional share for profit.  In addition, Occidental's share of production and reserves from operations in Long Beach, California and certain contracts in Colombia are subject to contractual arrangements similar to a PSC.  These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts.  Occidental’s share of production and reserves from these contracts decreases when product prices rise and increases when prices decline.  Overall, Occidental’s net economic benefit from these contracts is greater when product prices are higher.

United States

United States 1. Permian 2. Elk Hills and other interests 3. Other California interests 4. Midcontinent and Other Interests

Permian
Occidental's Permian production is diversified across a large number of producing areas in the Permian Basin.  The Permian Basin extends throughout southwest Texas and southeast New Mexico and is one of the largest and most active oil basins in the United States, with the entire basin accounting for approximately 18 percent of the total United States crude oil production.  Occidental is the largest producer of crude oil in the Permian Basin with an approximate 16-percent net share of the total production.  Occidental also produces and processes natural gas and NGLs in the Permian Basin.
Starting in 2010, Permian Basin non-associated gas assets were included as part of the Midcontinent Gas operations.  As a result of this change, the Permian business unit's production shifted from 84 percent liquids and 16 percent gas, to 89 percent liquids and 11 percent, mostly associated, gas.
In the past several years, including 2010, Occidental increased its Permian interests through various acquisitions.
Occidental’s interests in Permian offer additional development and exploitation potential.  During 2010, Occidental drilled approximately 190 wells on its operated properties and participated in additional wells drilled on third-party-operated properties.  Occidental conducted development activity on 11 CO2 projects during 2010.  Occidental also focused on improving the performance of existing wells.  Occidental had an average of 80 well service units working in Permian during 2010 performing well maintenance and workovers.

Approximately 66 percent of Occidental’s Permian oil production is from fields that actively employ the application of CO2 flood technology, an enhanced oil recovery (EOR) technique.  This technique involves injecting CO2 into oil reservoirs where it causes the oil to flow more freely into producing wells.  These CO2 flood operations make Occidental a world leader in the application of this technology.
Occidental’s policy regarding tertiary recovery is to capitalize costs when they support development of proved reserves and otherwise generally expense these costs.  In 2009, Occidental capitalized approximately 50 percent of the costs of CO2 injected in Permian.  Over the years, as the CO2 program matured, a smaller portion of the injected CO2 resulted in the development of proved reserves.  Beginning in 2010, Occidental expensed 100 percent of the CO2 injected, in order to better reflect the current nature of the CO2 program.
Occidental's total share of Permian Basin oil and gas production was approximately 197,000 BOE per day in 2010, which included approximately 183,000 BOE per day from the Permian business unit.  At the end of 2010, Occidental's Permian properties had approximately 1.2 billion BOE in proved reserves.

California
Occidental's California operations consist of holdings in the Elk Hills area, the Wilmington Field in the Los Angeles basin and other interests in the Ventura, San Joaquin, Los Angeles and Sacramento basins.
Occidental's interests in the Elk Hills area include the Elk Hills oil and gas field in the southern portion of California’s San Joaquin Valley, which it operates with an approximate 78-percent interest, along with other adjacent properties.  The Elk Hills Field is the largest producer of gas and NGLs in California.  During 2010, Occidental continued to perform infill drilling, field extensions and recompletions identified by advanced reservoir characterization techniques, resulting in approximately 240 new wells being drilled and approximately 190 wells being worked over.
During 2010, Occidental continued to produce from the Kern County discovery area announced last year and continued to develop the multi-pay zones.  Based on currently available data, Occidental believes that its estimates of gross reserves ranges for the area remain reasonable for the combined conventional and unconventional pay zones.
Occidental began construction of a new gas processing plant in the Elk Hills area in 2010, and plans to commence building a second such plant in the next two years.
Occidental also owns interests in California properties in the Ventura, San Joaquin and Sacramento basins, other than Elk Hills. The combined properties produce oil and gas from more than 50 fields.
Occidental holds approximately 1.6 million acres in California, the vast majority of which are net fee mineral interests.  A large portion of such interests has been acquired in the last few years.  As a result, Occidental has a large inventory of properties available for future development.
 Occidental's share of production and reserves from its operations in the Wilmington Field is subject to contractual arrangements similar to a PSC.
Occidental's total share of oil and gas production in California was approximately 139,000 BOE per day in 2010.  At the end of 2010, Occidental's properties in California had approximately 768 million BOE in proved reserves.

Midcontinent and Other Interests
In 2010, Occidental combined most of its gas production in the mid-continent region of the United States into a single business unit called Midcontinent Gas, in order to take advantage of common development methods and production optimization opportunities.  This business unit includes the Hugoton Field, the Piceance Basin and the bulk of the Permian Basin non-associated gas assets, which were included as part of the Permian business unit in 2009.  As a result, Midcontinent Gas’ production is approximately 70 percent gas and 30 percent liquids.
The Midcontinent Gas properties are principally located in Texas, New Mexico, Colorado, Utah, Kansas and Oklahoma.  Occidental owns over 2.8 million net acres in the mid-continent region, which includes 1.4 million acres in a large concentration of gas reserves and production and royalty interests in the Hugoton area located in Kansas and Oklahoma and approximately 1.4 million acres, mainly in Texas, New Mexico, Colorado and Utah.
In January 2011, Occidental completed the acquisition of gas producing properties in South Texas.  Occidental also owns approximately 200,000 net acres of oil producing and prospective properties in North Dakota’s Williston Basin, including acreage in the Bakken and Three Forks formations.  A substantial portion of this acreage was purchased in 2010.
Beginning in 2011, the new properties acquired during 2010 and 2011 located in South Texas and North Dakota will be grouped as part of Midcontinent and Other Interests.
In 2010, Midcontinent and Other Interests produced approximately 62,000 BOE per day, which included non-associated gas from the Permian Basin.  As of December 31, 2010, proved reserves for these operations totaled approximately 266 million BOE.

Other Developments
The recent acquisitions provide Occidental with a large inventory of development projects.  Management conducted a review of Occidental’s portfolio of oil and gas assets in the fourth quarter of 2010 and concluded that certain projects had become uneconomical considering the natural gas price environment and that it would not pursue them.  As a result, Occidental recorded a pre-tax impairment charge of $275 million, predominately of gas properties in the Rocky Mountain region in 2010.

Middle East/North Africa

Middle East/North Africa 1. Bahrain 2. Iraq 3. Libya 4. Oman 5. Qatar 6. United Arab Emirates 7. Yemen

Bahrain
In December 2009, Occidental and its partners began operating the Bahrain Field.  Occidental has a 48-percent interest in the joint venture.  Occidental expects gross gas production capacity to grow more than 35 percent from a current level of 1.6 billion cubic feet per day to over 2.1 billion cubic feet per day within five years.  Gross oil production from the Bahrain Field is expected to more than double to approximately 75,000 barrels per day within five years and grow to a peak level of more than 100,000 barrels per day thereafter.  Occidental's share of production from Bahrain during 2010 was approximately 169 million cubic feet (MMcf) of gas and 3,000 barrels of oil per day.

Iraq
In January 2010, Occidental and its partners signed a technical service contract (TSC) with the South Oil Company of Iraq to develop the Zubair Field. Occidental has a 23.44-percent interest in the TSC.  Under this TSC, Occidental is entitled to receive oil for cost recovery and remuneration fee, subject to achieving an initial gross production threshold.  Occidental and its partners plan to increase production from the initial gross oil production level of approximately 180,000 BOE per day to a contractually targeted production level of 1.2 million BOE per day by 2016 or earlier and maintain this level of production for seven years.  During 2010, Occidental and its partners achieved the initial gross production threshold.  As of year-end 2010, Occidental's share of production was approximately 12,000 BOE per day.

Libya
Occidental, under agreements with the Libyan National Oil Corporation (NOC), participates in exploration and production operations in the Sirte Basin.  In June 2008, Occidental and its partner signed new agreements with NOC to upgrade its existing contracts for up to 30 years.  Occidental's share of production from the Libya properties was approximately 13,000 BOE per day in 2010.

Oman
In Oman, Occidental is the operator of Block 9 and Block 27, with a 65-percent working interest in each, Block 53, with a 45-percent working interest, and Block 62, with a 48-percent working interest.
Occidental and its partners signed a 30-year PSC for the Mukhaizna Field (Block 53) with the Government of Oman in 2005.  In September 2005, Occidental assumed operations of the Mukhaizna Field.  By the end of 2010, Occidental had drilled over 1,020 new wells and continued implementation of a major pattern steam flood project.  As of year-end 2010, the exit rate of gross daily production was over 15 times higher than the production rate in September 2005, reaching nearly 120,000 BOE per day.  Occidental plans to steadily increase production through continued expansion of the steam flood project.
The term for Block 9 is through December 2015, with a potential 10-year extension.  The term for Block 27 is through September 2035.
Occidental has operations in Block 62 where it is pursuing development and exploration opportunities targeting gas and condensate resources.
Occidental's share of production from the Oman properties was approximately 69,000 BOE per day in 2010.

Qatar
Occidental operates three offshore projects in Qatar:  Idd El Shargi North Dome (ISND) and Idd El Shargi South Dome (ISSD), with a 100-percent working interest in each, and Al Rayyan (Block 12), with a 92.5-percent working interest.
In 2008, Occidental received approval from the Government of Qatar for the third phase of field development of the ISND Field focusing on continued development of mature reservoirs, while further delineating and developing less mature reservoirs.  Drilling under this phase was completed during 2010.  Occidental has proposed a fourth phase of development in ISND and field development plans for ISSD and Al Rayyan, which would include additional drilling through 2012.
Occidental also has an investment in Dolphin, which was acquired in 2002, consisting of two separate economic interests through which Occidental owns: (i) a 24.5-percent undivided interest in the assets and liabilities associated with a DPSA with the Government of Qatar to develop and produce natural gas and NGLs in Qatar’s North Field through mid-2032, with a provision to request a 5-year extension; and (ii) a 24.5-percent interest in the stock of Dolphin Energy Limited (Dolphin Energy), which is discussed further in "Midstream, Marketing and Other Segment – Pipeline Transportation."
Occidental's share of production from all of its operations in Qatar was approximately 139,000 BOE per day in 2010.

United Arab Emirates
Occidental announced in January 2011 that it had reached an agreement-in-principle for a 40-percent interest in the Shah Field high sulfur content gas development project in Abu Dhabi, partnering with the Abu Dhabi National Oil Company.  The project is anticipated to produce approximately 500 MMcf per day of natural gas, of which Occidental's net share will be approximately 200 MMcf per day.  In addition, the project is expected to produce approximately 50,000 barrels per day of liquids, of which Occidental's net share will be approximately 20,000 barrels per day.  Production from this field is expected to begin no earlier than 2014.  Capital expenditures are estimated to be in the range of $10 billion for the project with Oxy's share proportional to its ownership.
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
Occidental's share of production from the Yemen properties was approximately 30,000 BOE per day in 2010, which included nearly 14,000 BOE per day from the Masila Field.

Latin America

Latin America 1. Argentina 2. Bolivia 3. Colombia

Argentina
In December 2010, Occidental executed an agreement to sell its Argentine operations.  The sale closed in February 2011.
The Argentine operations consist of 23 concessions located in the San Jorge Basin in southern Argentina and the Cuyo and Neuquén Basins in western Argentina. Occidental operated 19 of the concessions with a 100-percent working interest.  In 2010, Occidental obtained a ten-year extension for its hydrocarbon concessions in the Santa Cruz province of Argentina, which extended the concessions through a range of dates from 2025 to 2027.  During 2010, Occidental drilled approximately 120 new development wells and performed a number of recompletions and well repairs.  Occidental’s share of production from the Argentine properties was approximately 43,000 BOE per day in 2010.

Bolivia
Occidental holds working interests in four blocks located in the Tarija, Chuquisaca and Santa Cruz regions of Bolivia.

Colombia
Occidental is the operator under four contracts within the Llanos Norte Basin: the Cravo Norte, Rondón, Cosecha, and Chipirón Association Contracts.  Occidental’s working interests under these four contracts are 39 percent, 44 percent, 53 percent and 61 percent, respectively.  Occidental also holds a 48-percent working interest in the La Cira-Infantas Field, which is located in the Middle-Magdalena Basin.  Occidental's share of 2010 production from its Colombia operations was approximately 32,000 BOE per day.

Proved Reserves
For further information regarding Occidental's proved reserves, see "Supplemental Oil and Gas Information" following the "Financial Statements."
Occidental had proved reserves at year-end 2010 of 3,363 million BOE, as compared with the year-end 2009 amount of 3,230 million BOE.  Proved reserves at year-end 2010 consisted of 74 percent oil and liquids and 26 percent natural gas.  Proved developed reserves represented approximately 75 percent of Occidental’s total proved reserves at year-end 2010 compared to 77 percent at year-end 2009.

Proved Reserve Additions
Occidental's total proved reserve additions from all sources were 409 million BOE in 2010.  The total additions were as follows:

In millions of BOE
Revisions of previous estimates	(1)
Improved recovery	259
Extensions and discoveries	7
Purchases	144
Total additions	409

Occidental's ability to add reserves, other than purchases, depends on the success of improved recovery, extension and discovery projects, each of which depend on reservoir characteristics, technology improvements, oil and natural gas prices, as well as capital and operating costs.  Many of these factors are outside of management’s control, and will affect whether or not these historical sources of proved reserve additions continue at similar levels.

Revisions of Previous Estimates
In 2010, revisions of previous estimates provided a net 1 million BOE reduction to reserves.  Revisions included a net positive price-related increase for domestic oil and gas reserves, offset by a negative effect from PSCs mostly in the Middle East/North Africa as well as technical revisions, which were not material.
Oil price changes affect proved reserves recorded by Occidental.  For example, when oil prices increase, less oil volume is required to recover costs under PSCs, which results in a reduction of Occidental’s share of proved reserves.  Conversely, when oil prices drop, Occidental’s share of proved reserves increases for these PSCs.  Oil and natural gas price changes also tend to affect the economic lives of proved reserves, primarily in domestic properties, in a manner offsetting the PSC reserve volume changes.  Apart from the effects of product prices, Occidental believes its approach to interpreting technical data regarding proved oil and gas reserves makes it more likely that future proved reserve revisions will be positive rather than negative.

Improved Recovery
In 2010, Occidental added proved reserves of 259 million BOE from improved recovery through its EOR activities.  Generally, the improved recovery additions in 2010 were associated with the continued development of mature properties in California, Permian, Argentina and Oman.  These properties are generally characterized by the deployment of secondary and tertiary development projects, largely employing application of waterflood (secondary), steamflood (tertiary) or CO2 (secondary or tertiary) injection.  These development projects are often applied through existing wells, though additional drilling may be required to fully optimize the development configuration.  Waterflooding is the technique of injecting water into the formation to displace the oil to the offsetting oil production wells.  Steamflooding is the technique of injecting steam into the formation to lower oil viscosity so that it flows more freely into producing wells.  This process is applied in areas where the oil is too viscous to be effectively moved with water.  CO2 flooding involves injecting CO2 into oil reservoirs where it causes the oil to flow more freely into producing wells.

Extensions and Discoveries
Occidental also obtained reserve additions from extensions and discoveries, which are dependent on successful exploration and exploitation programs.  In 2010, extensions and discoveries added 7 million BOE.

Purchases and Divestitures of Proved Reserves
Occidental continues to add reserves through acquisitions when properties are available at prices it deems reasonable.  As market conditions change, the available supply of properties may increase or decrease accordingly.  In 2010, Occidental added 144 million BOE through purchases of proved reserves largely consisting of several domestic acquisitions in the Permian and Williston Basins and the Zubair Field in Iraq.

Proved Undeveloped Reserves
In 2010, Occidental had proved undeveloped reserves additions of 287 million BOE from improved recovery, extensions and discoveries and purchases.  Of the total additions, 202 million BOE represented additions from improved recovery, primarily in California, Permian, Argentina, Oman, Bahrain and Qatar.   Occidental added 81 million BOE through purchases of proved undeveloped reserves domestically in the Permian and Williston Basins and the Zubair Field in Iraq. These proved undeveloped reserve additions were offset by reserves transfers of 135 million BOE to the proved developed category as a result of the 2010 development programs.  Occidental incurred approximately $1.4 billion in 2010 to convert proved undeveloped reserves to proved developed reserves.  California, Permian, Argentina, Bahrain, Oman and Qatar accounted for approximately 86 percent of the reserves transfers from proved undeveloped to proved developed in 2010.  Proved undeveloped reserve additions will require incurrence of additional future development costs.

Reserves Evaluation and Review Process
Occidental’s estimates of proved reserves and associated future net cash flows as of December 31, 2010 were made by Occidental’s technical personnel and are the responsibility of management.  The current Senior Director of Worldwide Reserves and Reservoir Engineering is responsible for overseeing the preparation of reserve estimates, including the internal audit and review of Occidental's oil and gas reserves data.  The Senior Director has over 29 years of experience in the upstream sector of the exploration and production business, and has held various assignments in North America, Asia and Europe.  He is a three-time past Chair of the Society of Petroleum Engineers Oil and Gas Reserves Committee.  He is an American Association of Petroleum Geologists (AAPG) Certified Petroleum Geologist and the current Chair of the AAPG Committee on Resource Evaluation.  He is a member of the Society of Petroleum Evaluation Engineers, the Colorado School of Mines Potential Gas Committee and the UNECE Expert Group on Resource Classification.  He is also an active member of the Joint Committee on Reserves Evaluator Training (JCORET).  The Senior Director has Bachelor of Science and Master of Science degrees in geology from Emory University in Atlanta.
Occidental has a Corporate Reserves Review Committee (Reserves Committee) consisting of senior corporate officers, to monitor, review and approve Occidental's oil and gas reserves.  The Reserves Committee reports to the Audit Committee of Occidental's Board of Directors during the year.  Since 2003, Occidental has retained Ryder Scott Company, L.P. (Ryder Scott), independent petroleum engineering consultants, to review its annual oil and gas reserve estimation processes.

In 2010, Ryder Scott conducted a process review of Occidental’s methods and analytical procedures utilized by Occidental’s engineering and geological staff for estimating the proved reserves volumes, preparing the economic evaluations and determining the reserves classifications as of December 31, 2010, in accordance with the U.S. Securities and Exchange Commission (SEC) regulatory standards.  Ryder Scott reviewed the specific application of such methods and procedures for selected oil and gas properties considered to be a valid representation of Occidental’s total proved reserves portfolio.  In 2010, Ryder Scott reviewed approximately 20 percent of Occidental’s proved oil and gas reserves.  Since being engaged in 2003, Ryder Scott has reviewed the specific application of Occidental’s reserve estimation methods and procedures for approximately 74 percent of Occidental’s proved oil and gas reserves.  Management retains Ryder Scott to provide objective third-party input on its methods and procedures and to gather industry information applicable to Occidental’s reserve estimation and reporting process.  Ryder Scott has not been engaged to render an opinion as to the reasonableness of reserves quantities reported by Occidental.  Occidental has filed Ryder Scott's independent report as an exhibit to this Form 10-K.
Based on its reviews, including the data, technical processes and interpretations presented by Occidental, Ryder Scott has concluded that the overall procedures and methodologies Occidental utilized in estimating the proved reserves volumes for the reviewed properties are appropriate for the purpose thereof, and comply with current SEC regulations.

Industry Outlook
The petroleum industry is highly competitive and subject to significant volatility due to numerous current and anticipated market conditions.  WTI generally increased throughout 2010, settling at $91.38 per barrel as of December 31, 2010.
Oil prices will continue to be affected by global demand, which is generally a function of global economic conditions, as well as the actions of OPEC, other significant producers and governments.  These factors make it impossible to predict the future direction of oil prices reliably.  Occidental continues to adjust to economic conditions by adjusting capital expenditures in line with current economic conditions with the goal of keeping returns well above its cost of capital.
While local supply and demand fundamentals, as well as government regulations and availability of transportation capacity from producing areas, are decisive factors affecting domestic natural gas prices and local differentials over the long term, futures prices can be volatile, making it impossible to forecast prices reliably.

Chemical Segment
Business Environment
The chemical segment earnings increased in 2010 as the world economies began recovering from the global economic downturn.  Expanding U.S. and international economies resulted in increased demand for chlorine, caustic soda, PVC and vinyl chloride monomer (VCM).  Margins in the U.S. were pressured by higher feedstock costs, but the feedstock costs in North America were favorable compared to Europe and Asia, resulting in strong demand for U.S.-produced products in export markets.  Occidental's vinyls exports in 2010 were 125 percent higher compared to 2009.

Business Review
Basic Chemicals
During 2010, demand and pricing for basic chemical products improved as U.S. and international manufacturing sectors recovered from the global economic downturn.  Despite the continued weakness within the U.S. housing sector, industry chlorine demand improved by 12 percent compared to 2009, as downstream chlorine derivatives remained competitive in the export markets as a result of feedstock cost advantages in natural gas and ethylene.  Improvements in the pulp, alumina and general manufacturing sectors aided caustic soda demand, which increased by 14 percent compared to 2009.  Chlorine prices were strong at the beginning of 2010 and remained fairly steady throughout the year.  Caustic soda pricing increased throughout the year as the global supply and demand balance tightened due to caustic soda demand rising at a faster rate than chlorine, various plant operating problems occurring in the U.S. and Europe, and the Chinese government’s enforcement of controls on electricity consumption.

Vinyls
Year-over-year domestic demand fell 10 percent due to the continuation of low demand from the housing and commercial construction markets, offset by an 85-percent increase in industry export volumes compared with 2009 due to the continued cost advantage of U.S.-based feedstocks.  Overall, 2010 operating rates reflect an 11-percent increase over 2009.  Margins for PVC increased compared to 2009 as price increases outpaced increases in both ethylene and chlorine costs.

Industry Outlook
Future performance will depend on the recovery of domestic housing and construction markets, continued global economic recovery, and the cost competitiveness of U.S. feedstock and energy pricing compared to global markets.

Basic Chemicals
Higher domestic demand and margins for basic chemicals products in 2011 are expected to correlate with overall economic improvement in the U.S. as the housing, automotive and durable goods sectors further rebound from 2009.  Margins are anticipated to continue to improve as pricing for chlorine and caustic soda is expected to remain strong and U.S. feedstock pricing to remain favorable compared to other global markets.

Vinyls
Operating rates in 2011 are expected to increase from 2010 levels as export volumes remain strong throughout the year and domestic demand increases modestly.  The U.S.-based feedstock cost advantage over other vinyls-producing regions is expected to continue.

Midstream, Marketing and Other Segment
Business Environment
Midstream and marketing segment earnings are affected by the volumes of oil and gas it processes as well as the margins it obtains on throughput at its processing plants and transportation pipelines.  The marketing and trading businesses earn margins from trading oil, gas and other commodities, marketing the oil and gas segment’s products and storage activity.  Generally, the midstream and marketing segment earns higher margins in high or increasing price environments.
The midstream and marketing segment earnings increase in 2010 compared to 2009 reflected higher margins in the marketing and trading and gas processing businesses and increased earnings in the pipeline business.

Business Review
Oil and Gas Marketing and Trading
The marketing and trading group markets substantially all of Occidental’s oil and gas production, trades around the midstream and marketing segment assets and engages in commodities and commodity-related securities trading.  Occidental’s third-party marketing and trading activities focus on purchasing crude oil and natural gas for resale from partners, producers and third parties whose oil and gas supply is located near midstream and marketing assets, such as pipelines, processing plants and storage facilities, that are owned or leased by Occidental.  These purchases allow Occidental to aggregate volumes to maximize prices received for Occidental’s production.  In addition, Occidental’s Phibro trading unit uses derivative instruments, including forwards, futures, swaps and options, some of which may be for physical delivery, in its strategy to profit from market price changes.  Marketing and trading earnings are affected primarily by commodity price changes and margins in oil and gas transportation and storage programs.  In 2010, the marketing and trading group earnings improved due to higher trading income.

Gas Processing Plants and CO2 Fields and Facilities
Occidental processes its and third-party domestic wet gas to extract NGLs and other gas by-products, including CO2, and delivers dry gas to pipelines.  Margins result from the difference between inlet costs of wet gas and market prices for NGLs.
In 2008, Occidental signed an agreement for a third party to construct a gas processing plant that will provide CO2 for Occidental’s EOR projects in the Permian Basin.  Occidental will own and operate the new facility, of which a portion became operational in 2010 with the remaining portions expected to be completed in 2012.  Occidental has secured transportation agreements to move CO2 extracted at the facility to its Permian Basin production areas.
Occidental’s 2010 earnings from these operations improved due to higher gas processing margins.

Pipeline Transportation
Margin and cash flow from pipeline transportation operations mainly reflect volumes shipped.  Dolphin Energy owns and operates a 230-mile-long, 48-inch natural gas pipeline (Dolphin Pipeline), which transports dry natural gas from Qatar to the UAE.  Through its 24.5-percent interest in Dolphin Energy, the Dolphin Pipeline investment contributes significantly to Occidental's pipeline transportation results.  Production of natural gas and NGLs under the DPSA from Qatar's North Field began during mid-2007 and, since mid-2008, production has been at full capacity of the Dolphin plant.  The Dolphin Pipeline has a capacity to transport up to 3.2 Bcf of natural gas per day and currently transports approximately 2.2 Bcf per day.  Demand for natural gas in the UAE and Oman has grown and Dolphin Energy’s customers have requested additional gas supplies.  To help fulfill this growing demand, Dolphin Energy will continue to pursue an agreement to secure an additional supply of gas from Qatar.
Occidental owns an oil-gathering, common carrier pipeline and storage system with approximately 2,700 miles of pipelines from southeast New Mexico across the Permian Basin of southwest Texas to Cushing, Oklahoma.  The system has a current throughput capacity of about 365,000 barrels per day and 5.8 million barrels of active storage capability as well as 69 truck unloading facilities at various points along the system which allow for additional volumes to be delivered into the pipeline.
In 2010, Occidental purchased additional interests in Plains Pipeline. Occidental’s 2010 pipeline transportation earnings improved due to volume and pricing increases from the Dolphin Pipeline investment and increased transportation revenue from domestic pipeline operations.

Power Generation Facilities
Earnings from power generation facilities are derived from the sales of steam and power to affiliates and third parties.  Occidental’s 2010 earnings from these facilities increased due to higher margins between the selling prices of steam and the cost of gas used in their production.  On December 31, 2010, Occidental completed its acquisition of the remaining 50-percent joint-venture interest in EHP, a limited liability company that operates a gas-fired, power-generation plant in California, bringing Occidental's total ownership to 100 percent.

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
The following table sets forth the sales and earnings of each operating segment and corporate items:

In millions, except per share amounts
For the years ended December 31,	2010	2009	2008
net sales (a)
Oil and Gas	$14,276	$11,009	$17,683
Chemical	4,016	3,225	5,112
Midstream, Marketing and Other	1,471	1,016	1,598
Eliminations (a)	(718)	(436)	(680)
	$19,045	$14,814	$23,713
earnings (loss)
Oil and Gas (b,c)	$7,151	$5,097	$11,237
Chemical (d)	438	389	669
Midstream, Marketing and Other	472	235	520
	8,061	5,721	12,426
Unallocated corporate items
Interest expense, net	(93)	(102)	(21)
Income taxes (e)	(2,995)	(2,063)	(4,877)
Other (f)	(404)	(405)	(345)
Income from continuing operations (b)	4,569	3,151	7,183
Discontinued operations, net (g)	(39)	(236)	(326)
Net Income (b)	$4,530	$2,915	$6,857

Basic Earnings per Common Share	$5.57	$3.59	$8.37

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximately equal to those that the selling entity would be able to obtain in third-party transactions.
(b)
Oil and gas segment earnings, income from continuing operations and net income represent amounts attributable to common stock after deducting noncontrolling interest amounts of $72 million, $51 million and $116 million for 2010, 2009 and 2008, respectively.

(c)
The 2010 amount includes a $275 million fourth quarter pre-tax charge for asset impairments, predominately of gas properties in the Rocky Mountain region.  The 2009 amount includes an $8 million pre-tax charge for the termination of rig contracts.  The 2008 amount includes a $123 million pre-tax charge for asset impairments and a $46 million pre-tax charge for the termination of rig contracts.

(d)	The 2008 amount includes a pre-tax charge of $90 million for plant closure and impairments.
(e)
The 2010 amount includes an $80 million benefit related to foreign tax credit carryforwards.  The 2009 and 2008 amounts include tax benefits of $87 million and $148 million resulting from relinquishment of exploration properties, respectively.

(f)	The 2009 amount includes a $40 million pre-tax charge related to severance and a $15 million pre-tax charge for railcar leases.
(g)
The 2009 amount includes an after-tax charge of $111 million for asset impairments of certain Argentine producing properties and the 2008 amount includes an after-tax charge of $309 million for asset impairments of undeveloped acreage in Argentina.

Oil and Gas
Dollars in millions, except as indicated
For the years ended December 31,	2010	2009	2008
Segment Sales	$14,276	$11,009	$17,683
Segment Earnings	$7,151	$5,097	$11,237

The following tables set forth the sales volumes and production of oil and liquids and natural gas per day for each of the three years in the period ended December 31, 2010.  The differences between the sales volumes and production per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

Sales Volumes per Day	2010	2009	2008
United States
Oil and liquids (MBBL)
California	92	93	89
Permian	161	164	164
Midcontinent Gas	18	14	10
Total	271	271	263
Natural gas (MMCF)
California	280	250	235
Permian	133	125	116
Midcontinent Gas	264	260	236
Total	677	635	587
Latin America
Crude oil (MBBL)
Colombia (a)	36	45	43
Natural gas (MMCF)
Bolivia	16	16	21
Middle East/North Africa
Oil and liquids (MBBL)
Bahrain	3	—	—
Dolphin	24	25	26
Libya	13	12	19
Oman	61	50	34
Qatar	76	79	80
Yemen	30	35	32
Total	207	201	191
Natural gas (MMCF)
Bahrain	169	10	―
Dolphin	236	257	231
Oman	48	49	53
Total	453	316	284
Sales Volumes from Continuing Operations (MBOE)	705	678	645
Held for Sale (b)
Oil and Liquids (MBBL)	37	37	32
Natural gas (MMCF)	34	30	21
Total Sales Volumes (MBOE) (c)	748	720	681

(See footnotes following the Average Sales Price table)

Production per Day	2010	2009	2008
United States
Oil and liquids (MBBL)	271	271	263
Natural gas (MMCF)	677	635	587
Latin America
Crude oil (MBBL)
Colombia (a)	37	45	44
Natural gas (MMCF)	16	16	21
Middle East/North Africa
Oil and liquids (MBBL)
Bahrain	3	—	—
Dolphin	24	26	25
Iraq	3	—	—
Libya	13	11	19
Oman	62	50	34
Qatar	76	79	80
Yemen	31	34	32
Total	212	200	190
Natural gas (MMCF)	453	316	284
Total Production from Continuing Operations (MBOE)	711	677	645
Held for Sale (b)
Crude oil (MBBL)	36	36	34
Natural gas (MMCF)	34	30	21
Total Production (MBOE) (c)	753	718	683

(See footnotes following the Average Sales Price table)

	2010	2009	2008
Average Sales Prices for Continuing Operations
Crude Oil Prices ($ per bbl)
United States	$73.79	$56.74	$91.16
Latin America	$75.29	$55.89	$91.92
Middle East/North Africa	$76.67	$58.75	$94.70
Total worldwide	$75.16	$57.31	$92.35
Gas Prices ($ per Mcf)
United States	$4.53	$3.46	$8.03
Latin America	$7.73	$5.70	$7.29
Total worldwide	$3.11	$2.83	$6.22
Expensed Exploration (d)	$262	$254	$308
Capital Expenditures
Development	$2,955	$2,274	$3,065
Exploration	$194	$132	$234
Discontinued operations (b)	$310	$336	$538
Other	$17	$42	$8

(a)
Includes sales volumes per day of 4 mbbl, 6 mbbl and 6 mbbl for the years ended December 31, 2010, 2009 and 2008, respectively, related to the noncontrolling interest in a Colombian subsidiary.  Includes production volumes per day of 5 mbbl, 6 mbbl and 6 mbbl for the years ended December 31, 2010, 2009 and 2008, respectively, related to the noncontrolling interest in a Colombia subsidiary.

(b)	Occidental has classified its Argentine operations as held for sale.
(c)	Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil.
(d)	Includes dry hole write-offs and lease impairments of $139 million in 2010, $200 million in 2009 and $230 million in 2008.

Oil and gas segment earnings in 2010 were $7.2 billion compared to $5.1 billion in 2009.  The increase reflected higher average worldwide crude oil and domestic natural gas prices and higher volumes, partially offset by higher operating expenses, partly resulting from fully expensing CO2, higher field support and workover expenses and higher depreciation, depletion and amortization (DD&A) rates.
Daily oil and gas production volumes, including Argentina, were 753,000 BOE for 2010, compared with 718,000 BOE for the 2009 period.  The 5 percent volume increase was mainly due to the new production in Bahrain and higher production in the Mukhaizna field in Oman, and gas production from domestic assets, which were partially offset by a decline in Colombia.  Production was negatively impacted in the Middle East/North Africa, Long Beach and Colombia resulting from higher year-over-year average oil prices affecting PSCs by 16,000 BOE per day. Daily sales volumes from continuing operations, were 705,000 BOE in the twelve months of 2010, compared with 678,000 BOE for 2009.
Oil and gas segment earnings in 2009 were $5.1 billion compared to $11.2 billion in 2008.  The decrease in segment earnings reflected lower average crude oil and natural gas prices, partially offset by increased oil and gas production, lower operating costs and lower production and ad valorem taxes.
Daily oil and gas production volumes, including Argentina, were 718,000 BOE for 2009, compared with 683,000 BOE for the 2008 period.  The 5 percent volume increase reflected increases from California, Midcontinent Gas and the Mukhaizna field in Oman as well as higher volumes resulting from lower year-over-year average oil prices affecting PSCs.  Daily sales volumes from continuing operations, were 678,000 BOE in the twelve months of 2009, compared with 645,000 BOE for 2008.
Oil and gas segment earnings in 2010 included a pre-tax charge of $275 million for asset impairments, predominately of gas properties in the Rocky Mountain region.  Oil and gas segment earnings in 2009 included an $8 million pre-tax charge for the termination of rig contracts.  Oil and gas segment earnings in 2008 included a pre-tax charge of $123 million for asset impairments and a pre-tax charge of $46 million for termination of rig contracts.
Average production costs for 2010 on continuing operations, excluding taxes other than on income, were $10.19 per BOE, compared to $8.95 for 2009.  The increase resulted from higher field support operations, workover and maintenance costs, as well as higher CO2 costs, due to the change to expensing 100 percent of injected CO2 beginning in 2010.

Chemical
In millions	2010	2009	2008
Segment Sales	$4,016	$3,225	$5,112
Segment Earnings	$438	$389	$669
Capital Expenditures	$237	$205	$240

Chemical segment earnings were $438 million in 2010, compared to $389 million in 2009.  The increase in 2010 reflected improved market conditions, particularly for exports, driven by favorable feedstock costs in North America compared to Europe and Asia.  Vinyls exports in 2010 were 125 percent higher compared to 2009.
Chemical segment earnings were $389 million in 2009 compared to $669 million in 2008.  The decrease in 2009 results reflected lower volumes and prices for chlorine, caustic soda, PVC and VCM due to the economic slowdown, partially offset by lower feedstock and energy costs.  The 2008 earnings were also affected by a $90 million charge for plant closure and impairments.

Midstream, Marketing and Other
In millions	2010	2009	2008
Segment Sales	$1,471	$1,016	$1,598
Segment Earnings	$472	$235	$520
Capital Expenditures	$501	$554	$492

Midstream and marketing segment earnings in 2010 were $472 million, compared to $235 million in 2009.  The 2010 results reflected higher margins in the marketing and trading and gas processing businesses and increased earnings in the pipeline business.
Midstream and marketing segment earnings in 2009 were $235 million, compared to $520 million in 2008.  The 2009 results reflected lower marketing income and lower margins in gas processing.

Significant Items Affecting Earnings
The following table sets forth, for the years ended December 31, 2010, 2009 and 2008, significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount:

Significant Items Affecting Earnings
Benefit (Charge) (in millions)	2010	2009	2008
oil and gas
Asset impairments	$(275)	$—	$(123)
Rig contract terminations	—	(8)	(46)
Total Oil and Gas	$(275)	$(8)	$(169)
chemical
Plant closure and impairments	$—	$—	$(90)
Total Chemical	$—	$—	$(90)
midstream, marketing and other
No significant items affecting earnings	$—	$—	$—
Total Midstream, Marketing and Other	$—	$—	$—
corporate
Severance charge	$—	$(40)	$—
Railcar leases	—	(15)	—
Foreign tax credit carry-forwards	80	—	—
Tax effect of pre-tax adjustments	100	22	67
Discontinued operations, net of tax (a)	(39)	(236)	(326)
Total Corporate	$141	$(269)	$(259)

(a)
The 2009 amount includes an after-tax charge of $111 million for asset impairments of certain Argentine producing properties and the 2008 amount includes an after-tax charge of $309 million for asset impairments of undeveloped acreage in Argentina.

Taxes
Deferred tax liabilities, net of deferred tax assets of $1.8 billion, were $3.1 billion at December 31, 2010.  The current portion of the deferred tax assets of $330 million is included in prepaid expenses and other.  The deferred tax assets, net of allowances, are expected to be realized through future operating income and reversal of temporary differences.

Worldwide Effective Tax Rate
The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

In millions	2010	2009	2008
EARNINGS
Oil and Gas	$7,151	$5,097	$11,237
Chemical	438	389	669
Midstream, Marketing and Other	472	235	520
Unallocated Corporate Items	(497)	(507)	(366)
Pre-tax income	7,564	5,214	12,060
Income tax expense
Federal and State	1,087	684	2,188
Foreign	1,908	1,379	2,689
Total	2,995	2,063	4,877
Income from continuing operations	$4,569	$3,151	$7,183
Worldwide effective tax rate	40%	40%	40%

Occidental’s 2010 worldwide tax rate was 40 percent, which was comparable to 2009 and 2008.  The 2010 deferred income tax expense included an $80 million benefit related to foreign tax credit carryforwards.  The 2009 and 2008 income tax expense included tax benefits of $87 million and $148 million, respectively, resulting from relinquishments of exploration properties.

Consolidated Results of Operations
Changes in the following components of Occidental's results of operations are discussed below:

Selected Revenue and Other Income Items
In millions	2010	2009	2008
Net sales	$19,045	$14,814	$23,713
Interest, dividends and other income	$111	$118	$236

The increase in net sales in 2010, compared to 2009, was primarily due to higher oil, gas and chemical product prices and volumes.  Price and volume increases in the oil and gas segment represented approximately 71 percent of the overall increase, chemical volume and price increases represented 19 percent and midstream and marketing represented the remaining increase.
The decrease in net sales in 2009, compared to 2008, was due to lower oil and gas and chemical product prices, partially offset by higher volumes.  Of the price-related decrease in sales, approximately 90 percent was associated with oil and gas.
The decrease in interest, dividends and other income in 2009, compared to 2008, reflected lower interest income due to lower cash balances and interest rates.

Selected Expense Items
In millions	2010	2009	2008
Cost of sales (a)	$6,112	$5,105	$7,162
Selling, general and administrative and other operating expenses	$1,371	$1,275	$1,247
Depreciation, depletion and amortization	$3,153	$2,687	$2,396
Taxes other than on income	$484	$425	$577
Exploration expense	$262	$254	$308
Charges for impairments	$275	$—	$171
Interest and debt expense, net	$116	$133	$124

(a)	Excludes DD&A of $3,145 million in 2010, $2,643 million in 2009 and $2,354 million in 2008.

Cost of sales increased in 2010, compared to 2009, due to higher oil and gas production costs, partly resulting from the effects of fully expensing CO2 costs in 2010, as well as higher field operating, workover and maintenance costs and volumes; and higher chemical volumes, energy and feedstock costs.
Cost of sales decreased in 2009, compared to 2008, mainly due to lower chemicals volumes and lower feedstock and energy costs, which collectively represented approximately 73 percent of the decrease.  The remaining portion of the decrease was due to lower oil and gas and midstream and marketing operating costs.
Selling, general and administrative and other operating expenses increased in 2010, compared to 2009, due to higher compensation costs, in particular, equity compensation expense due to higher stock prices in 2010.
Selling, general and administrative and other operating expenses increased in 2009, compared to 2008, due to lower foreign exchange gains, increased severance expense and idling fees for rigs.
DD&A increased in 2010, compared to 2009, due to higher DD&A rates and volumes, including a full year of operations in Bahrain.
DD&A increased in 2009, compared to 2008, due to higher DD&A rates and higher volumes from Oman and the U.S.  The 2008 amount also included a charge of $42 million for domestic asset impairments.
Taxes other than on income increased in 2010, compared to 2009, due to higher production taxes for Permian and Midcontinent Gas resulting from higher realized domestic oil and natural gas prices and higher ad valorem taxes in Permian resulting from increased property values.
Taxes, other than on income, decreased mainly due to lower production taxes in Permian and Midcontinent Gas resulting from lower prices in 2009, compared to 2008, and lower ad valorem taxes due to decreased property values in 2009, compared to 2008.
Exploration expense in 2010 was comparable to 2009. Exploration expense decreased in 2009, compared to 2008, due to lower international exploration activities, partially offset by a higher success rate in California exploration activities.
Charges for impairments in 2010 predominately related to gas properties in the Rocky Mountain region.
Charges for impairments in 2008 related to undeveloped acreage in Yemen and chemical plant closure and impairments.
Interest and debt expense, net decreased in 2010, compared to 2009, due to lower average interest rates during 2010.  The additional debt raised in December 2010 had a minimal impact on overall interest expense.
Interest and debt expense, net increased in 2009, compared to 2008, due to higher debt levels during 2009 compared to 2008, partially offset by lower interest rates.

Selected Other Items
(Income)/expense (in millions)	2010	2009	2008
Provision for income taxes	$2,995	$2,063	$4,877
Income from equity investments	$(277)	$(227)	$(213)
Discontinued operations, net	$39	$236	$326
Net income attributable to noncontrolling interest	$72	$51	$116

Provision for domestic and foreign income taxes increased in 2010, compared to 2009, due to higher income before taxes in 2010.  The worldwide effective tax rate in 2010 was comparable to 2009.  The 2010 income tax expense included an $80 million benefit related to foreign tax credit carryforwards.
Provision for domestic and foreign income taxes decreased in 2009, compared to 2008, due to lower income before taxes in 2009.  The worldwide effective tax rate in 2009 was comparable to 2008.
Discontinued operations, net, primarily reflected the after-tax losses in the Argentine operations held for sale.  The amounts included after-tax impairment charges of $111 million for producing properties and $309 million for undeveloped acreage in 2009 and 2008, respectively.
Net income attributable to noncontrolling interest increased in 2010, compared to 2009, due to higher income in Colombia, resulting from higher realized oil prices.
Net income attributable to noncontrolling interest decreased in 2009, compared to 2008, due to lower net income in Colombia resulting from lower oil prices.

Consolidated Analysis of Financial Position
The changes in the following components of Occidental’s balance sheet are discussed below:

Selected Balance Sheet Components
In millions	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$2,578	$1,224
Trade receivables, net	5,032	4,092
Marketing and trading assets and other	900	1,075
Assets of discontinued operations	2,861	2,792
Inventories	1,041	998
Prepaid expenses and other	647	426
Total current assets	$13,059	$10,607
Investments in unconsolidated entities	$2,039	$1,732
Property, plant and equipment, net	$36,536	$31,137
Long-term receivables and other assets, net	$798	$753

CURRENT LIABILITIES
Current maturities of long-term debt	$—	$239
Accounts payable	4,646	3,282
Accrued liabilities	2,397	2,291
Domestic and foreign income taxes	170	24
Liabilities of discontinued operations	612	655
Total current liabilities	$7,825	$6,491
Long-term debt, net	$5,111	$2,557
Deferred credits and other liabilities-income taxes	$3,445	$2,800
Deferred credits and other liabilities-other	$3,452	$3,086
Long-term liabilities of discontinued operations	$115	$136
Stockholders’ equity	$32,484	$29,159

Assets
See "Liquidity and Capital Resources — Cash Flow Analysis" for discussion about the change in cash and cash equivalents.
The increase in trade receivables, net was due to higher oil prices and higher oil and gas volumes in the fourth quarter of 2010, compared to the fourth quarter of 2009.  The decrease in marketing and trading assets and other was mainly due to a decrease in trading securities and marketing activity.  The increase in prepaid expenses and other was mainly due to acquisition-related deposits.
Investments in unconsolidated entities increased mainly due to the purchase of additional interests in Plains Pipeline, partially offset by Occidental’s acquisition of the remaining 50-percent joint-venture interest in EHP, bringing Occidental's total ownership in EHP to 100 percent.  EHP was consolidated in Occidental's balance sheet as of December 31, 2010.
The increase in PP&E, net was due to capital expenditures and the acquisitions of oil and gas properties, partially offset by DD&A and asset impairments.

Liabilities and Stockholders' Equity
The increase in the accounts payable balance reflected higher oil prices and volumes in the marketing and trading operations and higher capital expenditures during the fourth quarter of 2010 compared to the fourth quarter of 2009.
The increase in long-term debt, net was due to the issuance of $2.6 billion of senior unsecured notes.
The increase in deferred and other domestic and foreign income taxes was due to deferred tax charges incurred in 2010 and deferred taxes resulting from acquisitions.  The increase in deferred credits and other liabilities was mainly due to the long-term portion of scheduled payments related to acquisitions and deferred compensation.  The increase in stockholder’s equity reflected net income for 2010, partially offset by dividend payments.

Liquidity and Capital Resources
At December 31, 2010, Occidental had approximately $2.6 billion in cash on hand.  Income and cash flows are largely dependent on oil and gas prices and sales volumes.  Occidental believes that cash on hand, cash generated from operations and cash from pending divestitures will be sufficient to fund its planned acquisitions, as well as operating needs and planned capital expenditures, dividends and any debt payments.
Occidental has a $1.5 billion bank credit facility (Credit Facility) through September 2012, which adjusts to $1.4 billion in September 2011.  The Credit Facility provides for the termination of the loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur or if Occidental files for bankruptcy.  Up to $350 million of the Credit Facility is available in the form of letters of credit.  Occidental did not draw down any amounts under the Credit Facility during 2010.  Available but unused committed bank credit facilities totaled approximately $1.5 billion at December 31, 2010.
Occidental has a shelf registration statement that facilitates issuing senior debt securities.  In December 2010, Occidental issued $2.6 billion of debt under this shelf, which comprised $600 million of 1.45-percent senior unsecured notes due 2013, $700 million of 2.50-percent senior unsecured notes due 2016 and $1.3 billion of 4.10-percent senior unsecured notes due 2021.  Occidental received net proceeds of approximately $2.6 billion.  Interest on the notes will be payable semi-annually in arrears in June and December of each year for the 1.45-percent notes and February and August of each year for both the 2.50-percent notes and 4.10-percent notes.
In February 2011, Occidental initiated redemption of all of its $1.0 billion 7-percent senior notes due 2013 and all of its $368 million 6.75-percent senior notes due 2012.  The redemption prices of the 7-percent and 6.75-percent senior notes will be calculated based on make-whole spreads of 50 basis points and 35 basis points, respectively, above the applicable Treasury rates.  Occidental will record a charge upon redemption, which is expected to be in the first quarter of 2011.
Occidental, from time to time, may access and has accessed debt markets for long-term and short-term funding for general corporate purposes, including acquisitions.  At this time, Occidental does not anticipate any additional material needs for such funding.
None of Occidental's committed bank credit facilities contain material adverse change clauses or debt ratings triggers that could restrict Occidental's ability to borrow under these facilities.  Occidental's credit facilities and debt agreements do not contain ratings triggers that could terminate bank commitments or accelerate debt in the event of a ratings downgrade.  Borrowings under the Credit Facility bear interest at various benchmark rates, including LIBOR, plus a margin based on Occidental's senior debt ratings.  Additionally, Occidental paid an annual facility fee of 0.05 percent in 2010 on the total commitment amount, which was based on Occidental's senior debt ratings.
As of December 31, 2010, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

Cash Flow Analysis
In millions	2010	2009	2008
Net cash provided by operating activities	$9,349	$5,807	$10,654

The most important sources of the increase in operating cash flow in 2010, compared to 2009, were higher worldwide crude oil and domestic natural gas prices and volumes.  In 2010, compared to 2009, Occidental’s global realized crude oil and U.S. natural gas prices for continuing operations each increased by 31 percent.  In 2010, Occidental's U.S. gas production represented approximately 59 percent of its worldwide natural gas production.  Occidental’s 2010 oil and gas sales volumes from continuing operations increased, compared to 2009, mainly due to the new production from Bahrain and higher production in the Mukhaizna field in Oman and higher domestic gas production, partially offset by a decline in Colombia.  Increases in field support and energy costs in 2010, compared to 2009, partially offset the increases in prices and volumes.
Other cost elements, such as certain labor costs and overhead, are not significant drivers of changes in cash flow because they are relatively stable within a narrow range over the short to intermediate term.  Changes in these costs had a much smaller effect on cash flow than oil and gas prices and volumes.
The increase in operating cash flows in 2010, compared to 2009, also reflected higher chemical product prices for PVC, VCM, ethylene dichloride (EDC) and chlorine, which resulted in higher margins.  In addition, all chemical product volumes increased in 2010, compared to 2009, due to improved market conditions, particularly for exports.  The 2010 operating cash flows also reflected higher margins in the marketing and trading and gas processing businesses and increased earnings in the pipeline business.
The most important sources of the decrease in operating cash flow in 2009, compared to 2008, were lower average oil and natural gas prices, which were partially offset by increased oil and gas production volumes.  In 2009, compared to 2008, Occidental’s global realized crude oil prices for continuing operations decreased by 38 percent and realized natural gas prices for continuing operations decreased by 57 percent in the U.S., where approximately 67 percent of Occidental’s natural gas was produced.  Oil accounted for approximately 77 percent of Occidental's 2009 production.  Occidental’s oil and gas sales volumes increased by 6 percent in 2009, compared to 2008, due to increased production in California, Midcontinent Gas, Latin America and Oman.  Decreases in oil and gas production costs, purchased goods and services, energy costs and production and ad valorem taxes in 2009, compared to 2008, partially offset the effect of decreases in realized oil and natural gas prices in 2009.
The lower operating cash flows in 2009, compared to 2008, also reflected lower chemical product volumes as well as lower product prices, especially for caustic soda, PVC and VCM, which resulted in lower margins.  The 2009 operating cash flows also reflected lower marketing income and lower margins in the gas processing business of the midstream and marketing segment.
In general, the overall impact of the chemical and midstream and marketing segments’ margins was less significant than the changes in oil and gas prices because the chemical and midstream and marketing segments' earnings and cash flows are significantly smaller than those for the oil and gas segment.
Other non-cash charges to income from continuing operations in 2010, 2009 and 2008 included stock incentive plan amortization, deferred compensation and asset retirement obligation accruals.  The 2010 amount included a $275 million charge for asset impairments, predominately of gas properties in the Rocky Mountain region.  The 2009 amount included an $8 million charge for the termination of rig contracts.  The 2008 amount included a charge of $81 million for asset impairments of undeveloped acreage in Yemen, a $46 million charge for termination of rig contracts and a $90 million charge for chemical plant closure and impairments.
Operating cash flows for discontinued operations included after-tax charges of $111 million for asset impairments of certain Argentine producing properties in 2009 and $309 million for asset impairments of unproved acreage in Argentina in 2008.

In millions	2010	2009	2008
Capital expenditures
Oil and Gas	$(3,166)	$(2,448)	$(3,307)
Chemical	(237)	(205)	(240)
Midstream and Marketing	(501)	(554)	(492)
Corporate	(36)	(38)	(87)
Total	(3,940)	(3,245)	(4,126)
Other investing activities, net	(5,138)	(2,082)	(5,203)
Net cash used by investing activities	$(9,078)	$(5,327)	$(9,329)

Occidental’s capital spending for 2011 is expected to be about $6.1 billion excluding the Shah Field development project, and will be focused on increasing oil and gas production and ensuring Occidental's returns remain well above its cost of capital given current oil and gas prices and the cost environment.
The estimated increase in capital expenditures in 2011 from $3.9 billion in 2010 will be allocated to the oil and gas segment.  Of the $6.1 billion of estimated 2011 capital spending, the Middle East/North Africa will receive approximately 27 percent, California will receive 20 percent, Permian will receive 14 percent and Midcontinent and Other Interests will receive 14 percent.
The 2010 other investing activities, net amount included $4.9 billion in cash payments for the acquisitions of businesses and assets, including acquisitions of various interests in domestic oil and gas properties, in operated, producing and non-producing properties in the Permian Basin, mid-continent region and California, for approximately $2.5 billion, properties in North Dakota for approximately $1.4 billion, additional interests in Plains Pipeline for approximately $430 million and the remaining 50-percent interest in EHP for approximately $175 million, as well as foreign contract payments of approximately $225 million.
The 2009 other investing activities, net amount included $1.7 billion in cash payments for the acquisitions of businesses and assets, including acquisitions of various oil and gas properties in California and the Permian Basin for approximately $610 million, interests in Phibro for approximately $370 million, additional interests in Plains Pipeline for approximately $330 million and various other acquisitions totaling approximately $320 million.  The 2009 amount also included foreign signing bonuses of approximately $190 million, the bulk of which was scheduled under the 2008 Libya agreements.
The 2008 other investing activities, net amount included cash payments for the acquisitions of oil and gas interests from Plains Exploration & Production Company for $2.7 billion, an interest in Joslyn Oil Sands Project in Northern Alberta, Canada for approximately $500 million, interests in Plains Pipeline for approximately $330 million and approximately $700 million of various other acquisitions.  The 2008 amount also included the first payment of the signature bonus under the Libya agreements of $450 million.
Investing activities for discontinued operations included capital expenditures of $310 million, $336 million and $538 million in 2010, 2009 and 2008, respectively.
Commitments at December 31, 2010, for major fixed and determinable capital expenditures during 2011 and thereafter were approximately $1.2 billion.  Occidental expects to fund these commitments and capital expenditures with cash from operations.

In millions	2010	2009	2008
Net cash provided (used) by financing activities	$1,083	$(1,033)	$(1,510)

The 2010 amount included net proceeds of approximately $2.6 billion from the December 2010 issuance of senior unsecured notes.  The 2010 amount also included financing cash flow use of $311 million to retire other long-term debt.
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
Occidental also paid common stock dividends of $1.2 billion in 2010, $1.1 billion in 2009 and $940 million in 2008.

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

Dolphin
See "Oil and Gas Segment — Business Review — Qatar" for further information about Dolphin.
In July 2009, Dolphin Energy refinanced its debt on a limited-recourse basis.  Occidental provided guarantees limited to certain political and other events.  At December 31, 2010, the notional amount of the guarantees was approximately $300 million, which represented a substantial majority of Occidental's total guarantees.  The fair value of these guarantees was immaterial.

Leases
Occidental has entered into various operating lease agreements, mainly for transportation equipment, power plants, machinery, terminals, storage facilities, land and office space.  Occidental leases assets when leasing offers greater operating flexibility.  Lease payments are generally expensed as cost of sales.  For more information, see "Contractual Obligations."

Guarantees
Occidental has guaranteed certain equity investees' debt and has entered into various other guarantees including performance bonds, letters of credit, indemnities, commitments and other forms of guarantees provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees).  At December 31, 2010, Occidental's guarantees were not material and a substantial majority of these amounts were represented by the Dolphin guarantees discussed above.

Contractual Obligations
The table below summarizes and cross-references certain contractual obligations that are reflected in the Consolidated Balance Sheets as of December 31, 2010 and/or disclosed in the accompanying Notes.

		Payments Due by Year
Contractual Obligations (in millions)	Total	2011	2012 and 2013	2014 and 2015	2016 and thereafter
Consolidated Balance Sheet
Long-term debt (Note 5) (a)	$5,122	$—	$1,968	$—	$3,154
Other long-term liabilities (b)	2,018	157	515	391	955
Other Obligations
Operating leases (Note 6) (c)	1,056	160	188	137	571
Purchase obligations (d, e)	5,516	1,654	1,509	602	1,751
Total	$13,712	$1,971	$4,180	$1,130	$6,431

(a)
Excludes unamortized debt discount and interest expense on the debt.  As of December 31, 2010, interest on long-term debt totaling $1.4 billion is payable in the following years (in millions): 2011 - $234, 2012 and 2013 - $407, 2014 and 2015 - $261, 2016 and thereafter - $541.

(b)	Includes certain accrued liabilities and obligations under postretirement benefit and deferred compensation plans.
(c)	Amounts have not been reduced for sublease rental income.
(d)
Amounts represent long-term agreements to purchase goods and services used in the normal course of business that are legally enforceable.  Some of these arrangements involve take-or-pay commitments but they do not represent debt obligations.  Long-term purchase contracts are discounted at a 4.58-percent discount rate.

(e)	Amounts exclude certain oil purchase obligations related to the marketing and trading activities for which there are no minimum amounts.

Lawsuits, Claims, Commitments, Contingencies and Related Matters
OPC or certain of its subsidiaries are named, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been named in proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies.  The ultimate amount of losses and the timing of any such losses that Occidental may incur resulting from currently outstanding lawsuits, claims and proceedings cannot be determined reliably at this time.  Occidental accrues reserves for all of these matters when it is probable that a liability has been incurred and the liability can be reasonably estimated.  The amount of reserve balances as of December 31, 2010 and 2009 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible additional losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible additional losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.  Environmental matters are further discussed under the caption "Environmental Liabilities and Expenditures" below.
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits of corporate tax returns for taxable years through 2008 have concluded for U.S. federal income tax purposes, the 2009 and 2010 taxable years are currently under review by the U.S. Internal Revenue Service pursuant to its Compliance Assurance Program.  Taxable years from 2000 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental's income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.  Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.
Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling rigs and services, electrical power, steam and certain chemical raw materials.  Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities.  At December 31, 2010, commitments for major fixed and determinable capital expenditures during 2011 and thereafter were approximately $1.2 billion.
Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of December 31, 2010, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

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
As of December 31, 2010, Occidental participated in or monitored remedial activities or proceedings at 170 sites.  The following table presents Occidental’s environmental remediation reserves as of December 31, 2010, 2009 and 2008, grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

$ amounts in millions	2010		2009		2008
	# of Sites	Reserve Balance	# of Sites	Reserve Balance	# of Sites	Reserve Balance
NPL sites	38	$56	39	$57	40	$60
Third-party sites	83	91	81	104	76	117
Occidental-operated sites	20	122	19	126	19	127
Closed or non-operated Occidental sites	29	97	29	116	31	135
Total	170	$366	168	$403	166	$439

As of December 31, 2010, Occidental’s environmental reserves exceeded $10 million each at 13 of the 170 sites described above, and 122 of the sites had reserves from zero to $1 million each.
As of December 31, 2010, two landfills in western New York owned by Occidental accounted for 71 percent of its reserves associated with NPL sites.  Maxus Energy Corporation has retained the liability and indemnified Occidental for 15 of the remaining NPL sites.
As of December 31, 2010, Maxus has also retained the liability and indemnified Occidental for 17 of the 83 third-party sites.  Two of the remaining 66 third-party sites — a former copper mining and smelting operation in Tennessee and an active refinery in Louisiana where Occidental reimburses the current owner and operator for certain remedial activities — accounted for 50 percent of Occidental’s reserves associated with these sites.
Five sites — chemical plants in Kansas, Louisiana and New York and two groups of oil and gas properties in the southwestern United States — accounted for 74 percent of the reserves associated with the Occidental-operated sites.  Four other sites — former chemical plants in Delaware, Tennessee and Washington and a closed coal mine in Pennsylvania — accounted for 67 percent of the reserves associated with closed or non-operated Occidental sites.
The following table shows environmental reserve activity for the past three years:

In millions	2010	2009	2008
Balance - Beginning of Year	$403	$439	$457
Remediation expenses and interest accretion	26	26	29
Changes from acquisitions/dispositions	3	4	25
Payments	(66)	(66)	(72)
Balance - End of Year	$366	$403	$439

Occidental expects to expend funds corresponding to approximately half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $385 million.  See "Critical Accounting Policies and Estimates —Environmental Liabilities and Expenditures" for additional information.
Occidental’s environmental costs for continuing operations, some of which include estimates, are shown below for each segment for the years ended December 31:

In millions	2010	2009	2008
Operating Expenses
Oil and Gas	$108	$110	$113
Chemical	72	67	85
Midstream and Marketing	13	14	20
	$193	$191	$218
Capital Expenditures
Oil and Gas	$72	$78	$98
Chemical	19	15	18
Midstream and Marketing	13	4	6
	$104	$97	$122
Remediation Expenses
Corporate	$25	$25	$28

Operating expenses are incurred on a continual basis.  Capital expenditures relate to longer-lived improvements in currently operating properties.  Remediation expenses relate to existing conditions from past operations.
Occidental presently estimates capital expenditures for environmental compliance of approximately $125 million for 2011.

Foreign Investments
Many of Occidental’s assets are located outside of North America.  At December 31, 2010, the carrying value of Occidental’s assets in countries outside North America aggregated approximately $12.1 billion, or approximately 23 percent of Occidental’s total assets at that date.  Of such assets, approximately $7.5 billion are located in the Middle East/North Africa and approximately $4.6 billion are located in Latin America, including $2.9 billion held for sale.  For the year ended December 31, 2010, net sales outside North America totaled $6.8 billion, or approximately 36 percent of total net sales.

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

Oil and Gas Properties
The carrying value of Occidental’s property, plant and equipment (PP&E) represents the cost incurred to acquire the PP&E, including any capitalized interest, net of accumulated depreciation, depletion and amortization (DD&A) and net of any impairment charges.  For business acquisitions, PP&E cost is based on fair values at the acquisition date.  Interest costs incurred in connection with qualifying capital expenditures are capitalized and amortized over the lives of the related assets.
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
Proved oil and gas reserves (as defined in the Securities and Exchange Commission's Regulation S-X, Rule 4-10(a)) are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  Occidental has no proved oil and gas reserves for which the determination of commercial viability is subject to the completion of major additional capital expenditures.  Depreciation and depletion of oil and gas producing properties is determined by the unit of production method.
Several factors could change Occidental’s proved oil and gas reserves.  For example, Occidental receives a share of production from PSCs to recover its costs and generally an additional share for profit.  Occidental’s share of production and reserves from these contracts decreases when oil prices rise and increases when oil prices decline.  Overall, Occidental’s net economic benefit from these contracts is greater at higher oil prices.  In other cases, particularly with long-lived properties, lower product prices may lead to a situation where production of proved reserves becomes uneconomical.  In such properties, higher product prices typically result in additional reserves becoming economical.  Estimation of future production and development costs is also subject to change partially due to factors beyond Occidental's control, such as energy costs and inflation or deflation of oil field service costs.  These factors, in turn, could lead to changes in the quantity of proved reserves.  Additional factors that could result in a change of proved reserves include production decline rates differing from those estimated when the proved reserves were initially recorded.  In 2010, revisions of previous estimates provided a net 1 million BOE reduction to proved reserves, which amounted to less than 1 percent of Occidental's total reserves as of December 31, 2010.
The most significant financial statement impact of a change in Occidental's oil and gas reserves would be on the DD&A rate, which is determined using the unit-of-production method.  Leasehold acquisition costs are amortized over total proved reserves, while capitalized development and successful exploration costs are amortized over proved developed reserves.  For example, a 5-percent increase or decrease in the amount of oil and gas reserves would change the DD&A rate by approximately $0.50 per barrel, which would increase or decrease pre-tax income by $128 million annually at current production rates.  The change in the DD&A rate over the past three years due to revisions of previous proved reserve estimates has been immaterial.
A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties.  At December 31, 2010, the net capitalized costs attributable to unproved properties were $3.7 billion.  The unproved amounts are not subject to DD&A or impairment until a determination is made as to the existence of proved reserves.  As exploration and development work progresses, if reserves on these properties are proved, capitalized costs attributable to the properties will be subject to depreciation and depletion.  If the exploration and development work were to be unsuccessful, or management's plans changed with respect to these properties, as a result of economic, operating or contractual conditions, the capitalized costs of the related properties would be expensed in the period in which the determination was made.  The timing of any writedowns of these unproved properties, if warranted, depends upon management's plans, the nature, timing and extent of future exploration and development activities and their results.  Occidental believes its current plans and exploration and development efforts will allow it to realize its unproved property balance.
Additionally, Occidental performs impairment tests with respect to its proved properties generally when prices decline other than temporarily, reserve estimates change significantly or other significant events occur that may impact its ability to realize the recorded asset amounts.  Impairment tests incorporate a number of assumptions involving expectations of future cash flows, which can change significantly over time.  These assumptions include estimates of future product prices, which Occidental bases on forward price curves and, where applicable, contractual prices, estimates of oil and gas reserves and estimates of future expected operating and development costs.    Fluctuations in commodities prices and production and development costs could cause management's plans to change with respect to unproved properties and could cause the carrying values of proved properties to be unrealizable.  Such circumstances could result in impairments in the carrying values of proved or unproved properties or both.  Any impairment loss would be calculated as the excess of the asset's net book value over its estimated fair value.
The recent acquisitions provide Occidental with a large inventory of projects.  Management conducted a review of Occidental's portfolio of oil and gas assets in the fourth quarter of 2010 and concluded that certain projects had become uneconomical considering the natural gas price environment and that it would not pursue them.  As a result, Occidental recorded a pre-tax impairment charge of $275 million, predominately of gas properties in the Rocky Mountain region in 2010.

Chemical Assets
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
Occidental's net PP&E for the chemical segment is approximately $2.6 billion and its depreciation expense for 2011 is expected to be approximately $300 million.  The most significant financial statement impact of a decrease in the estimated useful lives of Occidental's chemical plants would be on depreciation expense.  For example, a reduction in the remaining useful lives of one year would increase depreciation and reduce pre-tax earnings by approximately $35 million per year.

Midstream, Marketing and Other Assets
Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty.  Occidental applies hedge accounting when transactions meet specified criteria for such treatment and management elects to do so.  If a derivative does not qualify or is not designated and documented as a cash-flow hedge, any fair value gains or losses are recognized in earnings in the current period.  For cash-flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) with an offsetting adjustment to the basis of the item being hedged.  Realized gains or losses from cash-flow hedges, and any ineffectiveness, are recorded as a component of net sales in the consolidated statements of income. Ineffectiveness is primarily created by a basis difference between the hedged item and the hedging instrument due to location, quality or grade of the physical commodity transactions.  Gains and losses from derivative instruments are reported net in the consolidated statements of income. There were no fair value hedges as of and for the year ended December 31, 2010.
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

Fair Value Measurements
Occidental has categorized its assets and liabilities that are measured at fair value, based on the priority of the inputs to the valuation techniques, in a three-level fair value hierarchy: Level 1 – using quoted prices in active markets for identical assets or liabilities; Level 2 – using observable inputs other than quoted prices; and Level 3 – using unobservable inputs.  Transfers between levels, if any, are recognized at the end of each reporting period.

Fair Values - Recurring
Occidental primarily applies the market approach for recurring fair value measurements, maximizes its use of observable inputs and minimizes its use of unobservable inputs.  Occidental utilizes the mid-point price between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value.  In addition to using market data, Occidental makes assumptions in valuing its assets and liabilities, including assumptions about the risks inherent in the inputs to the valuation technique.  For assets and liabilities carried at fair value, Occidental measures fair value using the following methods:

➢	Trading securities – Quoted prices in active markets exist and are used to provide fair values for these instruments. These securities are classified as Level 1.

➢
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

Environmental Liabilities and Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Occidental records environmental reserves for estimated remediation costs that relate to existing conditions from past operations when environmental remediation efforts are probable and the costs can be reasonably estimated.  In determining the reserves and the range of reasonably possible additional loss, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements.  Occidental bases environmental reserves on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective.  Occidental periodically reviews reserves and adjusts them as new information becomes available.  Occidental records environmental reserves on a discounted basis only when the aggregate amount and the timing of cash payments are reliably determinable at the time the reserves are established.  The reserve methodology with respect to discounting for a specific site is not modified once it has been established.  Occidental generally records reimbursements or recoveries of environmental remediation costs in income when received, or when receipt of recovery is highly probable.  As of December 31, 2010, 2009 and 2008, Occidental has not accrued any reimbursements or recoveries.
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
If Occidental adjusts the environmental reserve balance based on the factors described above, the amount of the increase or decrease would be recognized in earnings.  For example, if the reserve balance were reduced by 10 percent, Occidental would record a pre-tax gain of $37 million.  If the reserve balance were increased by 10 percent, Occidental would record an additional remediation expense of $37 million.

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

Significant Accounting and Disclosure Changes
Listed below are significant recently adopted accounting and disclosure changes.

Fair Value Measurements
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

Variable Interest Entities
Beginning January 1, 2010, Occidental modified its method of assessing the consolidation of variable interest entities as a result of adopting new accounting requirements issued by the FASB in June 2009.  This new rule had no impact on Occidental’s financial statements upon adoption.

Derivative Activities and Market Risk
Commodity Price Risk
General
Occidental’s results are sensitive to fluctuations in oil and natural gas prices.  Based on current market prices and levels of production, if oil prices vary by $1 per barrel, it would have an estimated annual effect on Occidental's pre-tax income of approximately $164 million.  If domestic natural gas prices vary by $0.50 per Mcf, it would have an estimated annual effect on Occidental's pre-tax income of approximately $144 million.  As production levels change in the future, the sensitivity of Occidental’s results to oil and gas prices also will change.  The trading and marketing results are also sensitive to price changes of oil, gas and, to a lesser degree, other commodities.  These sensitivities are additionally dependent on the trading and marketing volumes and cannot be predicted reliably.
Occidental’s results are also sensitive to fluctuations in chemical prices.  A variation in chlorine and caustic soda prices of $10 per ton would have a pre-tax annual effect on income of approximately $10 million and $30 million, respectively.  A variation in PVC prices of $0.01 per lb would have a pre-tax annual effect on income of approximately $30 million.  A variation in ethylene dichloride (EDC) prices of $10 per ton would have a pre-tax annual effect on income of approximately $5 million.  Historically, product price changes either precede or follow raw material and feedstock product price changes; therefore, the margin effect of price changes is generally mitigated over time.  According to Chemical Market Associates, Inc., December 2010 average contract prices were: chlorine—$335 per ton, caustic soda—$470 per ton, PVC—$0.69 per lb and EDC—$410 per ton.

Marketing and Trading Operations
Through its marketing and trading activities and within its established policy controls and procedures, Occidental uses derivative instruments, including a combination of short-term futures, forwards, options and swaps, to improve realized prices for its oil and gas.  Additionally, Occidental, through its Phibro trading unit, engages in trading activities using derivatives for the purpose of generating profits mainly from market price changes of commodities.  Occidental has also used derivatives to reduce its exposure to price volatility on a small portion of its oil and gas production.

Risk Management
Occidental conducts its risk management activities for marketing and trading activities under the controls and governance of its risk control policy.  The controls under this policy are implemented and enforced by certain members of management embedded in the marketing and trading operations who provide an independent and separate evaluation and check on marketing and trading activities in order to manage risk.  These members of management report to the Corporate Vice President and Treasurer.  The President and Chief Operating Officer and risk committees comprising members of Occidental's senior corporate management also oversee these controls.  Controls for these activities include limits on value at risk, limits on credit, limits on total notional trade value, segregation of duties, delegation of authority, daily price verifications, daily reporting to senior management of positions together with various risk measures and a number of other policy and procedural controls.  Additionally, these operations maintain highly liquid positions, as a result of which the market risk typically can be neutralized on short notice.

Fair Value of Marketing and Trading Derivative Contracts
The following tables show the changes in the net fair value of Occidental’s marketing and trading derivative contracts during 2010 and 2009.

Assets/(liabilities) (in millions)	2010	2009
Fair value of contracts outstanding at beginning of year	$(345)	$(139)
Contracts realized or settled during the year	(107)	(47)
Gains (losses) or other changes in fair value (a)	310	(142)
Fair value of Phibro contracts acquired on December 31, 2009	—	(17)
Fair value of contracts outstanding at end of year	$(142)	$(345)

(a)	Primarily relates to price changes on existing cash-flow hedges.

The following table shows the fair value of derivatives, segregated by maturity periods and by methodology of fair value estimation:

	Maturity Periods
Source of Fair Value Assets/(liabilities) (in millions)	2011	2012 and 2013	2014 and 2015	2016 and thereafter	Total
Prices actively quoted	$(28)	$4	$—	$—	$(24)
Prices provided by other external sources	(97)	(6)	(16)	1	(118)
Total	$(125)	$(2)	$(16)	$1	$(142)

As part of its third-party marketing and trading activities, Occidental enters into purchase and sale contracts for oil and gas.  Occidental manages these contracts so that the aggregate terms and volumes of the purchases and sales generally approximate each other.

Cash-Flow Hedges
As of December 31, 2010, Occidental held a series of collar agreements that qualify as cash-flow hedges for the sale of approximately 2 percent of its crude oil production.  These agreements are for existing domestic production and continue to the end of 2011.  The following table presents the daily quantities and weighted-average strike prices of Occidental’s collar positions as of December 31, 2010:

Crude Oil - Collars	Daily Volume (barrels)	Average Floor	Average Cap
2011	12,000	$32.92	$46.27

In 2009, Occidental entered into financial swap agreements for the sale of a portion of its existing natural gas production from the Rocky Mountain region of the United States that qualify as cash-flow hedges.  The following table presents the daily quantities and weighted-average prices that will be received by Occidental as of December 31, 2010:

Natural Gas - Swaps	Daily Volume (cubic feet)	Average Price
January 2011 ― March 2012	50 million	$6.07

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental's North American leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes.  These derivative agreements continue through March 2011.  As of December 31, 2010, Occidental had approximately 28 Bcf of natural gas held in storage.  As of December 31, 2010, Occidental had cash-flow hedges for the forecasted sale, to be settled by physical delivery, of approximately 24 Bcf of this natural gas held in storage.
As of December 31, 2010, the total fair value of cash-flow hedges, which was a liability of $149 million, was included in the total fair value (a liability of $142 million) in the tables in "Fair Value of Marketing and Trading Derivative Contracts" above.

Quantitative Information
Occidental uses value at risk to estimate the potential effects of changes in fair values of commodity-based and foreign currency derivatives and commodity contracts used in marketing and trading activities.  This method determines the maximum potential negative short-term change in fair value with at least a 95-percent level of confidence.  The marketing and trading value at risk determined with this method was immaterial during 2010.
The year ended December 31, 2010 included operations of the Phibro trading unit, which Occidental acquired on December 31, 2009.  Occidental determined that operations of the unit are not reasonably likely to have a material adverse effect on the Company.  This conclusion is based primarily on the trading limits Occidental placed on the unit, including, among others, limits on total notional trade value, value at risk and credit, as well as the highly liquid positions the operations maintains, as a result of which the market risk typically can be neutralized on short notice.

Interest Rate Risk
General
Occidental's exposure to changes in interest rates relates primarily to its variable-rate, long-term debt obligations, and is not expected to be material.  As of December 31, 2010, variable-rate debt constituted approximately one percent of Occidental's total debt.

Tabular Presentation of Interest Rate Risk
The table below provides information about Occidental's debt obligations.  Debt amounts represent principal payments by maturity date.

Year of Maturity (in millions of U.S. dollars, except rates)	U.S. Dollar Fixed-Rate Debt	U.S. Dollar Variable-Rate Debt	Grand Total (a)
2011	$—	$—	$—
2012	368	—	368
2013	1,600	—	1,600
2014	—	—	—
2015	—	—	—
Thereafter	3,086	68	3,154
Total	$5,054	$68	$5,122
Average interest rate	4.62%	0.32%	4.57%
Fair Value	$5,414	$68	$5,482

(a)	Excludes unamortized net discounts of $11 million.

Credit Risk
Occidental’s contracts are spread among a large number of counterparties.  Creditworthiness is reviewed before doing business with a new counterparty and on an ongoing basis and master netting agreements are used when appropriate.  Occidental monitors aggregated counterparty exposure relative to credit limits.  Credit exposure for each customer is monitored for outstanding balances, current activity, and forward mark-to-market exposure.
A majority of Occidental’s derivative transaction volume is executed through exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these transactions are executed on a daily margin basis.  In addition, Occidental executes a portion of its derivative transactions in the over-the-counter

(OTC) market.  Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments.  Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, by entering into master netting arrangements with the counterparties and by requiring collateral, as appropriate.  Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary.
As of December 31, 2010, the majority of the credit exposures was with investment grade counterparties.  Occidental believes its exposure to credit-related losses at December 31, 2010 was not material.  Losses associated with credit risk have been immaterial for all years presented.

Foreign Currency Risk
Occidental’s foreign operations have currency risk.  Occidental manages its exposure primarily by balancing monetary assets and liabilities and maintaining cash positions in foreign currencies only at levels necessary for operating purposes.  Most international crude oil sales are denominated in U.S. dollars.  Additionally, all of Occidental’s consolidated foreign oil and gas subsidiaries have the U.S. dollar as the functional currency.  As of December 31, 2010, the fair value of foreign currency derivatives used in the trading operations was immaterial.  The effect of exchange rates on transactions in foreign currencies is included in periodic income.

Safe Harbor Discussion Regarding Outlook and Other Forward-Looking Data
Portions of this report, including Items 1 and 2 and the information appearing under the captions "Business and Properties — Competition and Sales and Marketing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the information under the sub captions "Strategy," "Oil and Gas Segment — Proved Reserves" and "— Industry Outlook," "Chemical Segment — Industry Outlook," "Midstream, Marketing and Other Segment — Industry Outlook," "Liquidity and Capital Resources," "Lawsuits, Claims, Contingencies and Related Matters," "Environmental Liabilities and Expenditures," "Critical Accounting Policies and Estimates," and "Derivative Activities and Market Risk" contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects.  Words such as "estimate," "project," "predict," "will," "would," "should," "could," "may," "might," "anticipate," "plan," "intend," "believe," "expect," "aim," "goal," "target," "objective," "likely" or similar expressions that convey the uncertainty of future events or outcomes generally identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements as a result of new information, future events or otherwise.  Material risks that may affect Occidental’s results of operations and financial position appear in Part I, Item 1A "Risk Factors," and elsewhere.

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

Management has assessed the effectiveness of Occidental’s internal control system as of December 31, 2010 based on the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that, as of December 31, 2010, Occidental’s system of internal control over financial reporting is effective.

Occidental’s independent auditors, KPMG LLP, have issued an audit report on Occidental’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Board of Directors and Stockholders
Occidental Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Occidental Petroleum Corporation and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 24, 2011

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders
Occidental Petroleum Corporation:

We have audited Occidental Petroleum Corporation and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of  the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Occidental Petroleum Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
February 24, 2011

Consolidated Statements of Income	Occidental Petroleum Corporation
In millions, except per-share amounts	and Subsidiaries

For the years ended December 31,	2010	2009	2008

revenues and other income
Net sales	$19,045	$14,814	$23,713
Interest, dividends and other income	111	118	236
Gains on disposition of assets, net	1	10	27
	19,157	14,942	23,976

costs and other deductions
Cost of sales (excludes depreciation, depletion and amortization of
$3,145 in 2010, $2,643 in 2009 and $2,354 in 2008)	6,112	5,105	7,162
Selling, general and administrative and other operating expenses	1,371	1,275	1,247
Depreciation, depletion and amortization	3,153	2,687	2,396
Taxes other than on income	484	425	577
Environmental remediation	25	25	28
Exploration expense	262	254	308
Charges for impairments	275	—	171
Interest and debt expense, net	116	133	124
	11,798	9,904	12,013

income before income taxes and other items	7,359	5,038	11,963
Provision for domestic and foreign income taxes	2,995	2,063	4,877
Income from equity investments	(277)	(227)	(213)

income from continuing operations	4,641	3,202	7,299
Discontinued operations, net	(39)	(236)	(326)

net income	4,602	2,966	6,973
Less: Net income attributable to noncontrolling interest	(72)	(51)	(116)
net income attributable to common stock	$4,530	$2,915	$6,857

basic earnings per common share (attributable to common stock)
Income from continuing operations	$5.62	$3.88	$8.77
Discontinued operations, net	(0.05)	(0.29)	(0.40)
basic earnings per common share	$5.57	$3.59	$8.37

diluted earnings per common share (attributable to common stock)
Income from continuing operations	$5.61	$3.87	$8.74
Discontinued operations, net	(0.05)	(0.29)	(0.40)

diluted earnings per common share	$5.56	$3.58	$8.34

dividends per common share	$1.47	$1.31	$1.21
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Occidental Petroleum Corporation
In millions	and Subsidiaries

Assets at December 31,	2010	2009

current assets
Cash and cash equivalents	$2,578	$1,224
Trade receivables, net of reserves of $19 in 2010 and $30 in 2009	5,032	4,092
Marketing and trading assets and other	900	1,075
Assets of discontinued operations	2,861	2,792
Inventories	1,041	998
Prepaid expenses and other	647	426
Total current assets	13,059	10,607

investments in unconsolidated entities	2,039	1,732

property, plant and equipment
Oil and gas segment	46,441	39,372
Chemical segment	5,508	5,298
Midstream, marketing and other segment	4,094	3,056
Corporate	1,123	1,085
	57,166	48,811
Accumulated depreciation, depletion and amortization	(20,630)	(17,674)
	36,536	31,137

long-term receivables and other assets, net	798	753
TOTAL ASSETS	$52,432	$44,229

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Occidental Petroleum Corporation
In millions, except share and per-share amounts	and Subsidiaries

Liabilities and Stockholders’ Equity at December 31,	2010	2009

current liabilities
Current maturities of long-term debt	$—	$239
Accounts payable	4,646	3,282
Accrued liabilities	2,397	2,291
Domestic and foreign income taxes	170	24
Liabilities of discontinued operations	612	655
Total current liabilities	7,825	6,491

long-term debt, net	5,111	2,557

deferred credits and other liabilities
Deferred and other domestic and foreign income taxes	3,445	2,800
Long-term liabilities of discontinued operations	115	136
Other	3,452	3,086
	7,012	6,022

contingent liabilities and commitments

stockholders’ equity
Common stock, $0.20 par value, authorized 1.1 billion shares, outstanding shares:
2010 — 885,275,302 and 2009 — 883,642,957	177	177
Treasury stock: 2010 — 72,480,538 shares and 2009 — 71,721,221 shares	(4,228)	(4,161)
Additional paid-in capital	7,191	7,127
Retained earnings	29,868	26,534
Accumulated other comprehensive loss	(524)	(596)
Total equity attributable to common stock	32,484	29,081
Noncontrolling interest	—	78
Total equity	32,484	29,159
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,432	$44,229

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity	Occidental Petroleum Corporation
In millions	and Subsidiaries

	Equity Attributable to Common Stock
					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive	Noncontrolling		Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Interest		Equity
Balance, December 31, 2007	$175	$(2,610)	$7,071	$18,819	$(632)	$35		$22,858
Net income	—	—	—	6,857	—	116		6,973
Other comprehensive income, net of tax	—	—	—	—	80	—		80
Dividends on common stock	—	—	—	(992)	—	(126)		(1,118)
Issuance of common stock and other, net	1	—	42	—	—	—		43
Purchases of treasury stock	—	(1,511)	—	—	—	—		(1,511)
Balance, December 31, 2008	$176	$(4,121)	$7,113	$24,684	$(552)	$25		$27,325
Net income	—	—	—	2,915	—	51		2,966
Other comprehensive loss, net of tax	—	—	—	—	(44)	—		(44)
Dividends on common stock	—	—	—	(1,065)	—	(16)		(1,081)
Issuance of common stock and other, net	1	—	14	—	—	18		33
Purchases of treasury stock	—	(40)	—	—	—	—		(40)
Balance, December 31, 2009	$177	$(4,161)	$7,127	$26,534	$(596)	$78		$29,159
Net income	—	—	—	4,530	—	72		4,602
Other comprehensive income, net of tax	—	—	—	—	72	—		72
Dividends on common stock	—	—	—	(1,196)	—	—		(1,196)
Issuance of common stock and other, net	—	—	64	—	—	(150	)(a)	(86)
Purchases of treasury stock	—	(67)	—	—	—	—		(67)
Balance, December 31, 2010	$177	$(4,228)	$7,191	$29,868	$(524)	$—		$32,484

(a)	On December 31, 2010, Occidental restructured its Colombian operations to take a direct working interest in the related assets.

Consolidated Statements of Comprehensive Income
In millions

For the years ended December 31,	2010	2009	2008
Net income attributable to common stock	$4,530	$2,915	$6,857
Other comprehensive income (loss) items:
Foreign currency translation adjustments (a)	4	32	(24)
Unrealized gains (losses) on derivatives (b)	37	(93)	207
Pension and postretirement adjustments (c)	(52)	1	(184)
Reclassification of realized losses on derivatives and securities (d)	83	13	68
Unrealized gains on securities (e)	—	3	13
Other comprehensive income (loss), net of tax (f)	72	(44)	80
Comprehensive income attributable to common stock	$4,602	$2,871	$6,937

(a)	Net of tax of zero in 2010, 2009 and 2008.
(b)	Net of tax of $(20), $53 and $(118) in 2010, 2009 and 2008, respectively.
(c)	Net of tax of $30, zero and $110 in 2010, 2009 and 2008, respectively.
(d)	Net of tax of $(47), $(7) and $(39) in 2010, 2009 and 2008, respectively.
(e)	Net of tax of zero, $(1) and $(7) in 2010, 2009 and 2008, respectively.
(f)	There were no "other comprehensive income (loss) items" related to noncontrolling interests in 2010, 2009 and 2008.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Occidental Petroleum Corporation
In millions	and Subsidiaries

For the years ended December 31,	2010	2009	2008

cash flow from operating activities
Net income	$4,602	$2,966	$6,973
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	39	236	326
Depreciation, depletion and amortization of assets	3,153	2,687	2,396
Deferred income tax provision	406	659	474
Other noncash charges to income	806	508	646
Gains on disposition of assets, net	(1)	(10)	(27)
Income from equity investments	(277)	(227)	(213)
Dry hole and impairment expense	139	200	230
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(850)	(573)	1,542
(Increase) decrease in inventories	(42)	(119)	2
Decrease (increase) in prepaid expenses and other assets	61	(73)	31
Increase (decrease) in accounts payable and accrued liabilities	1,150	(356)	(1,393)
Increase (decrease) in current domestic and foreign income taxes	186	1	(176)
Other operating, net	(233)	(182)	(276)
Operating cash flow from continuing operations	9,139	5,717	10,535
Operating cash flow from discontinued operations, net of taxes	210	90	119
Net cash provided by operating activities	9,349	5,807	10,654

cash flow from investing activities
Capital expenditures	(3,940)	(3,245)	(4,126)
Sales of assets, net	20	51	27
Payments for purchases of assets and businesses	(4,924)	(1,782)	(4,701)
Sales of equity investments and available-for-sale investments	—	—	51
Equity investments and other, net	181	(15)	(42)
Investing cash flow from continuing operations	(8,663)	(4,991)	(8,791)
Investing cash flow from discontinued operations	(415)	(336)	(538)
Net cash used by investing activities	(9,078)	(5,327)	(9,329)

cash flow from financing activities
Proceeds from long-term debt	2,584	740	1,018
Payments of long-term debt	(311)	(692)	(66)
Proceeds from issuance of common stock	10	18	32
Purchases of treasury stock	(67)	(40)	(1,511)
Cash dividends paid	(1,159)	(1,063)	(940)
Excess share-based tax benefits and other	26	27	90
Distributions to noncontrolling interest	—	(16)	(128)
Financing cash flow from continuing operations	1,083	(1,026)	(1,505)
Financing cash flow from discontinued operations	—	(7)	(5)
Net cash provided (used) by financing activities	1,083	(1,033)	(1,510)
Increase (decrease) in cash and cash equivalents	1,354	(553)	(185)
Cash and cash equivalents — beginning of year	1,224	1,777	1,962
Cash and cash equivalents — end of year	$2,578	$1,224	$1,777

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	Occidental Petroleum Corporation
and Subsidiaries

Note 1	Summary of Significant Accounting Policies

Nature of Operations
In this report, "Occidental" or "the Company" refers to Occidental Petroleum Corporation, a Delaware corporation, (OPC), and/or one or more entities in which it owns a majority voting interest (subsidiaries).  Occidental is a multinational organization whose subsidiaries and affiliates operate in the oil and gas, chemical and midstream, marketing and other segments.  The oil and gas segment explores for, develops, produces and markets crude oil, including natural gas liquids (NGLs) and condensate (together with NGLs, "liquids"), as well as natural gas.  The chemical segment (OxyChem) manufactures and markets basic chemicals, vinyls and other chemicals.   The midstream, marketing and other segment (midstream and marketing) gathers, treats, processes, transports, stores, purchases and markets crude oil, liquids, natural gas, carbon dioxide (CO2) and power.  It also trades around its assets, including pipelines and storage capacity, and trades oil and gas, other commodities and commodity-related securities.  Unless otherwise indicated hereafter, discussion of oil or oil and liquids refers to crude oil, NGLs and condensate.  In addition, discussions of oil and gas production or volumes, in general, refer to sales volumes unless the context requires or it is indicated otherwise.

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
Certain financial statements, notes and supplementary data for prior years have been reclassified to conform to the 2010 presentation.

Investments in Unconsolidated Entities
Investments in unconsolidated entities represent equity-method investments, including advances.  Amounts representing Occidental’s percentage interest in the underlying net assets of affiliates (excluding undivided interests in oil and gas exploration and production ventures) in which it does not have a majority voting interest, but as to which it exercises significant influence, are accounted for under the equity method.  Occidental reviews equity-method investments for impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred.  The amount of impairment, if any, is based on quoted market prices, where available, or other valuation techniques, including discounted cash flows.

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
Revenue from marketing and trading activities is recognized on net settled transactions upon completion of contract terms, and for physical deliveries upon title transfer.  For unsettled transactions, contracts are recorded at fair value in net sales.  Revenue from all marketing and trading activities is reported on a net basis.
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
Occidental records revenue net of any taxes, such as sales taxes, that are assessed by governmental authorities on Occidental's customers.

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
Occidental establishes a valuation allowance against net operating losses and other deferred tax assets to the extent it believes future benefit from these assets will not be realized in the statutory carryforward periods.  Realization of deferred tax assets, including any net operating loss carryforwards, is dependent upon Occidental generating sufficient future taxable income in jurisdictions where such assets originate and reversal of temporary differences.
The accompanying consolidated financial statements include assets of approximately $12.1 billion as of December 31, 2010, and net sales of approximately $6.8 billion for the year ended December 31, 2010, relating to Occidental’s operations in countries outside North America.  Occidental operates some of its oil and gas business in countries that occasionally have experienced political instability, armed conflict, terrorism, insurgency, civil unrest, security problems, labor unrest, OPEC production restrictions, equipment import restrictions and sanctions that prevent continued operations, all of which increase Occidental's risk of loss or delayed or restricted production or may result in other adverse consequences.  Occidental attempts to conduct its financial affairs so as to mitigate its exposure against such risks and would seek compensation in the event of nationalization.
Since Occidental’s major products are commodities, significant changes in the prices of oil and gas and chemical products may have a significant impact on Occidental’s results of operations for any particular year.
Also, see "Property, Plant and Equipment" below.

Cash and Cash Equivalents
Cash equivalents are short-term, highly liquid investments that are readily convertible to cash.  Cash equivalents totaled approximately $2.5 billion and $1.2 billion at December 31, 2010 and 2009, respectively.

Investments
Available-for-sale securities are recorded at fair value with any unrealized gains or losses included in accumulated other comprehensive income/loss (AOCI).  Trading securities are recorded at fair value with unrealized and realized gains or losses included in net sales.

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

Property, Plant and Equipment
Oil and Gas
The carrying value of Occidental’s property, plant and equipment (PP&E) represents the cost incurred to acquire the PP&E, including any capitalized interest, net of accumulated depreciation, depletion and amortization (DD&A) and net of any impairment charges.  For business acquisitions, PP&E cost is based on fair values at the acquisition date.  Interest costs incurred in connection with qualifying capital expenditures are capitalized and amortized over the lives of the related assets.
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

The following table summarizes the activity of capitalized exploratory well costs for continuing operations for the years ended December 31:

In millions	2010	2009	2008
Balance — Beginning of Year	$41	$63	$15
Additions to capitalized exploratory well costs pending the determination of proved reserves	48	41	63
Reclassifications to property, plant and equipment based on the determination of proved reserves	(19)	(8)	(3)
Capitalized exploratory well costs charged to expense	(22)	(55)	(12)
Balance — End of Year	$48	$41	$63

Proved oil and gas reserves (as defined in the Securities and Exchange Commission's Regulation S-X, Rule 4-10(a)) are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  Occidental has no proved oil and gas reserves for which the determination of commercial viability is subject to the completion of major additional capital expenditures.  Depreciation and depletion of oil and gas producing properties is determined by the unit-of-production method.  Leasehold acquisition costs are amortized over total proved reserves, while capitalized development and successful exploration costs are amortized over proved developed reserves.
A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties.  At December 31, 2010, the net capitalized costs attributable to unproved properties were $3.7 billion.  The unproved amounts are not subject to DD&A or impairment until a determination is made as to the existence of proved reserves.  As exploration and development work progresses, if reserves on these properties are proved, capitalized costs attributable to the properties will be subject to depreciation and depletion.  If the exploration and development work were to be unsuccessful, or management's plans changed with respect to these properties, as a result of economic, operating or contractual conditions, the capitalized costs of the related properties would be expensed in the period in which the determination was made.  The timing of any writedowns of these unproved properties, if warranted, depends upon management's plans, the nature, timing and extent of future exploration and development activities and their results.  Occidental believes its current plans and exploration and development efforts will allow it to realize its unproved property balance.
Additionally, Occidental performs impairment tests with respect to its proved properties generally when prices decline other than temporarily, reserve estimates change significantly or other significant events occur that may impact its ability to realize the recorded asset amounts.  Impairment tests incorporate a number of assumptions involving expectations of future cash flows, which can change significantly over time.  These assumptions include estimates of future product prices, which Occidental bases on forward price curves and, where applicable, contractual prices, estimates of oil and gas reserves and estimates of future expected operating and development costs.  Fluctuations in commodities prices and production and development costs could cause management's plans to change with respect to unproved properties and could cause the carrying values of proved properties to be unrealizable.  Such circumstances could result in impairments in the carrying values of proved or unproved properties or both.  Any impairment loss would be calculated as the excess of the asset’s net book value over its estimated fair value.

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

Fair Value Measurements
Occidental has categorized its assets and liabilities that are measured at fair value, based on the priority of the inputs to the valuation techniques, in a three-level fair value hierarchy: Level 1 – using quoted prices in active markets for identical assets or liabilities; Level 2 – using observable inputs other than quoted prices; and Level 3 – using unobservable inputs.  Transfers between levels, if any, are recognized at the end of each reporting period.

Fair Values - Recurring
Occidental primarily applies the market approach for recurring fair value measurements, maximizes its use of observable inputs and minimizes its use of unobservable inputs.  Occidental utilizes the mid-point price between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value.  In addition to using market data, Occidental makes assumptions in valuing its assets and liabilities, including assumptions about the risks inherent in the inputs to the valuation technique.  For assets and liabilities carried at fair value, Occidental measures fair value using the following methods:

➢	Trading securities – Quoted prices in active markets exist and are used to provide fair values for these instruments. These securities are classified as Level 1.

➢
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

Accrued Liabilities—Current
Accrued liabilities include accrued payroll, commissions and related expenses of $470 million and $635 million at December 31, 2010 and 2009, respectively.

Environmental Liabilities and Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Occidental records environmental reserves for estimated remediation costs that relate to existing conditions from past operations when environmental remediation efforts are probable and the costs can be reasonably estimated.  In determining the reserves and the range of reasonably possible additional loss, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements.  Occidental bases environmental reserves on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective.  Occidental periodically reviews reserves and adjusts them as new information becomes available.  Occidental records environmental reserves on a discounted basis only when the aggregate amount and the timing of cash payments are reliably determinable at the time the reserves are established.  The reserve methodology with respect to discounting for a specific site is not modified once it has been established.  Occidental generally records reimbursements or recoveries of environmental remediation costs in income when received, or when receipt of recovery is highly probable.  As of December 31, 2010, 2009 and 2008, Occidental has not accrued any reimbursements or recoveries.
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

Asset Retirement Obligations
In the period in which a determination is made that a legal obligation exists to dismantle the asset and reclaim or remediate the property at the end of its useful life, and the cost of the obligation becomes reasonably estimable, Occidental recognizes the fair value of such asset retirement obligation.  The liability amounts are based on future retirement cost estimates and incorporate many assumptions such as time to abandonment, technological changes, future inflation rates and the adjusted risk-free rate of interest.  When the liability is initially recorded, Occidental capitalizes the cost by increasing the related PP&E balances.  If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and PP&E.  Over time, the liability is increased and expense is recognized for accretion, and the initial capitalized cost is depreciated over the useful life of the asset.  No market risk premium has been included in Occidental’s liability since no reliable estimate can be made at this time.
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
The following table summarizes the activity of the asset retirement obligation, of which $762 million and $619 million is included in deferred credits and other liabilities - other, with the remaining current portion in accrued liabilities at December 31, 2010 and 2009, respectively.

For the years ended December 31, (in millions)	2010	2009
Beginning balance	$657	$471
Liabilities incurred - capitalized to PP&E	47	80
Liabilities settled and paid	(32)	(20)
Accretion expense	37	32
Acquisitions and other - capitalized to PP&E	66	8
Revisions to estimated cash flows - capitalized to PP&E	25	86
Ending balance	$800	$657

Derivative Instruments
Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty.  Occidental applies hedge accounting when transactions meet specified criteria for such treatment and management elects to do so.  If a derivative does not qualify or is not designated and documented as a cash-flow hedge, any fair value gains or losses are recognized in earnings in the current period.  For cash-flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) with an offsetting adjustment to the basis of the item being hedged.  Realized gains or losses from cash-flow hedges, and any ineffectiveness, are recorded as a component of net sales in the consolidated statements of income. Ineffectiveness is primarily created by a basis difference between the hedged item and the hedging instrument due to location, quality or grade of the physical commodity transactions.  Gains and losses from derivative instruments are reported net in the consolidated statements of income. There were no fair value hedges as of and for the years ended December 31, 2010, 2009 and 2008.
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
For cash- and stock-settled restricted stock units or incentive award shares (RSUs), compensation value is initially measured on the grant date using the quoted market price of Occidental’s common stock.  For stock options (Options), stock-settled stock appreciation rights (SARs), performance stock awards (PSAs) and total shareholder return incentives (TSRIs), compensation value is initially measured on the grant date using potential exercise values or estimated payout levels using a Monte Carlo or other valuation models.  Compensation expense for all awards is recognized on a straight-line basis over the requisite service periods, which is generally over the awards’ respective vesting or performance periods.  Compensation expense for PSAs and TSRIs is adjusted quarterly for any changes in the number of shares expected to be issued based on the performance criteria using valuation models.  In addition, every quarter, compensation expense for the cash-settled portion of RSUs, SARs, PSAs and TSRIs is adjusted for changes in the value of the underlying stock.  The stock-settled portion of all these awards is expensed using the initially measured compensation value.  All such performance or stock-price-related changes are recognized in periodic compensation expense.

Earnings per Share
Occidental's instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are considered participating securities prior to vesting, and, therefore, have been included in the earnings allocations in computing basic and diluted EPS under the two-class method.
Basic EPS was computed by dividing net income attributable to common stock, net of participating securities, by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS further reflected the dilutive effect of stock options and unvested stock awards.

Retirement Plans and Postretirement Benefits
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
Pension and postretirement plan assets are measured at fair value.  Common stock, preferred stock, publicly registered mutual funds, U.S. government securities and corporate bonds are valued using quoted market prices in active markets when available.  When quoted market prices are not available, these investments are valued using pricing models with observable inputs from both active and non-active markets.  Common and collective trusts are valued at the net asset value (NAV) of the units provided by the fund issuer, which represents the quoted price in a non-active market.  Collateral received for securities loaned includes investments in short-term investment funds.  The short-term investment funds are valued at the NAV of the units provided by the fund issuer.  Partnerships and joint ventures are valued using the liquidation value, which approximates fair value.  The guaranteed deposit account is valued using a composite market value factor, which approximates fair value.

Supplemental Cash Flow Information
Occidental paid U.S. federal, state and foreign income taxes for continuing operations of approximately $2.4 billion, $1.4 billion and $4.5 billion during the years ended December 31, 2010, 2009 and 2008, respectively.  Occidental also paid production, property and other taxes for continuing operations, mostly in the U.S., of approximately $510 million, $484 million and $562 million during the years ended December 31, 2010, 2009 and 2008, respectively.  Additionally, net payments for income taxes related to discontinued operations were $42 million, $4 million and $11 million for the years 2010, 2009 and 2008, respectively.  Production, property and other taxes paid related to discontinued operations were $197 million, $100 million and $28 million for the years 2010, 2009 and 2008, respectively.  Interest paid totaled approximately $161 million, $164 million and $84 million for the years 2010, 2009 and 2008, respectively.

Foreign Currency Transactions
The functional currency applicable to all of Occidental’s foreign oil and gas operations is the U.S. dollar since cash flows are denominated principally in U.S. dollars.  In Occidental's other operations, Occidental's use of non-U.S. dollar functional currencies was not material for all years presented.  The effect of exchange rates on transactions in foreign currencies is included in periodic income.  Exchange-rate gains and losses for continuing operations were not material for all years presented.

Note 2	Asset Acquisitions, Dispositions and Other Transactions

Subsequent Events
In January 2011, Occidental completed the acquisition of gas producing properties in South Texas for approximately $1.8 billion in cash.
In January 2011, Occidental reached an agreement-in-principle for a 40-percent participating interest in the Shah Field high sulfur content gas development project in Abu Dhabi, partnering with the Abu Dhabi National Oil Company.
In February 2011, Occidental initiated redemption of all of its $1.0 billion 7-percent senior notes due 2013 and all of its $368 million 6.75-percent senior notes due 2012.  The redemption prices of the 7-percent and 6.75-percent senior notes will be calculated based on make-whole spreads of 50 basis points and 35 basis points, respectively, above the applicable Treasury rates.  Occidental will record a charge upon redemption, which is expected to be in the first quarter of 2011.

2010
In December 2010, Occidental acquired oil producing and prospective properties in North Dakota for approximately $1.4 billion in cash.  In 2010, Occidental also acquired various domestic oil and gas interests, in operated, producing and non-producing properties in the Permian Basin, mid-continent region and California, for approximately $2.8 billion.
In December 2010, Occidental executed an agreement with a subsidiary of China Petrochemical Corporation (Sinopec) to sell its Argentine oil and gas operations for after-tax proceeds of approximately $2.6 billion.  The sale closed in February 2011.  Occidental has classified its Argentine oil and gas operations as held for sale on a retrospective basis.  Net revenues and pre-tax losses for discontinued operations related to Argentina were $700 million and $(39) million in 2010, $589 million and $(369) million in 2009 and $504 million and $(592) million in 2008.  As of December 31, 2010 and 2009, the assets of discontinued operations related to Argentina were $2.9 billion and $2.8 billion, respectively, which were mainly comprised of PP&E.  As of December 31, 2010 and 2009, the liabilities of discontinued operations relate to Argentina were $513 million and $550 million, respectively, which were mainly comprised of deferred tax liabilities and accrued liabilities.
In December 2010, Occidental purchased additional noncontrolling interests in the General Partner of Plains All-American Pipeline, L.P. (Plains Pipeline) for approximately $430 million, and now owns approximately 35 percent of the General Partner.  In December 2010, Occidental also completed its acquisition of the remaining 50-percent joint venture interest in Elk Hills Power, LLC (EHP), a limited liability company that operates a gas-fired power-generation plant in California, for approximately $175 million, bringing Occidental’s total ownership to 100 percent.  EHP is now consolidated in Occidental's balance sheet.
In January 2010, Occidental and its partners signed a technical service contract with the South Oil Company of Iraq to develop the Zubair Field in Iraq.

2009
On December 31, 2009, Occidental completed the acquisition of Phibro LLC (Phibro) for approximately $370 million in cash and maintains a controlling interest.  Phibro, primarily an investor in commodities and commodity-related securities, is included as a part of Occidental's midstream and marketing segment.  The assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date.  The majority of Phibro's assets and liabilities are derivatives and trading securities, which are carried at fair value and, consequently, the allocated purchase prices are included in Note 7, Derivative Activities and Note 15, Fair Value Measurements.  No goodwill was recorded on this transaction.
In December 2009, Occidental purchased additional noncontrolling interests in Plains Pipeline for approximately $330 million in cash.
Occidental and its partners signed a Development and Production Sharing Agreement (DPSA) in April 2009 with the National Oil and Gas Authority of Bahrain for further development of the Bahrain Field, which became effective in December 2009.  Under this agreement, a joint operating company formed by Occidental and its partners serves as operator for the project.
In 2009, Occidental acquired various additional oil and gas properties in California and the Permian Basin for approximately $610 million in cash.

2008
In August 2008, Occidental purchased noncontrolling interests in Plains Pipeline for approximately $330 million in cash.
In July 2008, Occidental purchased a 15-percent interest in the Joslyn Oil Sands Project (Joslyn) in northern Alberta, Canada, for approximately $500 million in cash.
In June 2008, Occidental signed an agreement for a third party to construct a west Texas gas processing plant that provides carbon dioxide (CO2) for Occidental’s enhanced oil recovery projects in the Permian Basin.  Occidental owns and operates the new facility.
In June 2008, Occidental and its partner signed 30-year agreements (including a potential 5-year extension) with the Libyan National Oil Company (NOC) to upgrade its existing petroleum contracts in Libya.  The new agreements increased Occidental's after-tax economic returns while allowing NOC and Occidental to design and implement major field redevelopment and exploration programs in the Sirte Basin.  Occidental is contributing 37.5 percent of the development capital.  Under these contracts, Occidental paid $750 million as its share of a signature bonus.
In February 2008, Occidental purchased from Plains Exploration & Production Company (Plains E&P) a 50-percent interest in oil and gas properties in the Permian Basin and western Colorado for approximately $1.5 billion in cash.  In December 2008, Occidental purchased the remainder of Plains E&P's interests in the same assets for $1.2 billion in cash.

Note 3	Accounting and Disclosure Changes

Recently Adopted Accounting and Disclosure Changes

Fair Value Measurements
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

Variable Interest Entities
Beginning January 1, 2010, Occidental modified its method of assessing the consolidation of variable interest entities as a result of adopting new accounting requirements issued by the FASB in June 2009.  This new rule had no impact on Occidental’s financial statements upon adoption.

Note 4	Inventories

Net carrying values of inventories valued under the LIFO method were approximately $177 million and $175 million at December 31, 2010 and 2009, respectively.  Inventories in continuing operations consisted of the following:

Balance at December 31, (in millions)	2010	2009
Raw materials	$63	$63
Materials and supplies	414	442
Finished goods	636	574
	1,113	1,079
LIFO reserve	(72)	(81)
Total	$1,041	$998

Note 5	Long-term Debt

Long-term debt consisted of the following:

Balance at December 31, (in millions)	2010	2009
Occidental Petroleum Corporation
4.10% senior notes due 2021	$1,300	$—
7.0% senior notes due 2013	1,000	1,000
4.125% senior notes due 2016	750	750
2.5% senior notes due 2016	700	—
1.45% senior notes due 2013	600	—
6.75% senior notes due 2012	368	368
8.45% senior notes due 2029	116	116
9.25% senior debentures due 2019	116	116
7.2% senior debentures due 2028	82	82
Variable rate bonds due 2030 (0.32% as of December 31, 2010)	68	—
8.75% medium-term notes due 2023	22	22
4.25% medium-term senior notes due 2010	—	227
11.125% senior notes due 2010	—	12
	5,122	2,693
Subsidiary Debt
0.19% to 0.35% unsecured notes due 2011 through 2018	—	115
	5,122	2,808
Less:
Unamortized discount, net	(11)	(12)
Current maturities	—	(239)
Total	$5,111	$2,557

In December 2010, Occidental issued $2.6 billion of debt, which comprised $600 million of 1.45-percent senior unsecured notes due 2013, $700 million of 2.50-percent senior unsecured notes due 2016 and $1.3 billion of 4.10-percent senior unsecured notes due 2021.  Occidental received net proceeds of approximately $2.6 billion.  Interest on the notes will be payable semi-annually in arrears in June and December of each year for the 1.45-percent notes and February and August of each year for both the 2.50-percent notes and 4.10-percent notes.
In July 2009, Occidental repaid its $600 million debt associated with Dolphin Energy's debt.  Also, in July 2009, Dolphin Energy refinanced its debt on a limited-recourse basis.  Occidental provided guarantees limited to certain political and other events. At December 31, 2010 and 2009, the notional amount of the guarantees was approximately $300 million, which represented a substantial majority of Occidental's total guarantees.  The fair value of these guarantees was immaterial.
In May 2009, Occidental issued $750 million of 4.125-percent senior unsecured notes due 2016, receiving $740 million of net proceeds.  Interest on the notes will be payable semi-annually in arrears on June 1 and December 1 of each year.
Occidental has a $1.5 billion bank credit facility (Credit Facility) through September 2012, which adjusts to $1.4 billion in September 2011.  The Credit Facility provides for the termination of the loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur or if Occidental files for bankruptcy.  Up to $350 million of the Credit Facility is available in the form of letters of credit.  Occidental did not draw down any amounts under the Credit Facility during 2010.  Available but unused committed bank credit facilities totaled approximately $1.5 billion at December 31, 2010.
None of Occidental's committed bank credit facilities contain material adverse change clauses or debt ratings triggers that could restrict Occidental's ability to borrow under these facilities.  Occidental's credit facilities and debt agreements do not contain ratings triggers that could terminate bank commitments or accelerate debt in the event of a ratings downgrade.  Borrowings under the Credit Facility bear interest at various benchmark rates, including LIBOR, plus a margin based on Occidental's senior debt ratings.  Additionally, Occidental paid an annual facility fee of 0.05 percent in 2010 on the total commitment amount, which was based on Occidental's senior debt ratings.
At December 31, 2010, minimum principal payments on long-term debt subsequent to December 31, 2010 aggregated $5.1 billion, of which zero is due in 2011, $0.4 billion in 2012, $1.6 billion in 2013, zero in 2014 and $3.1 billion in 2015 and thereafter.
As of December 31, 2010, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.
Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such similar instruments' maturities.  The estimated fair values of Occidental’s debt, at December 31, 2010 and 2009, were approximately $5.5 billion and $3.1 billion, respectively, compared to carrying values of approximately $5.1 billion and $2.8 billion, respectively.  Occidental's exposure to changes in interest rates relates primarily to its variable-rate, long-term debt obligations, and is not expected to be material.  As of December 31, 2010 and 2009, variable-rate debt constituted approximately one percent and four percent of Occidental's total debt, respectively.

Note 6	Lease Commitments

Operating lease agreements, which include leases for transportation equipment, power plants, machinery, terminals, storage facilities, land and office space, frequently include renewal or purchase options and require Occidental to pay for utilities, taxes, insurance and maintenance expense.  At December 31, 2010, future net minimum lease payments for noncancelable operating leases (excluding oil and gas and other mineral leases, utilities, taxes, insurance, maintenance expense and discontinued operations) were the following:

In millions	Amount	(a)
2011	$156
2012	100
2013	81
2014	63
2015	74
Thereafter	571
Total minimum lease payments	$1,045

(a)	These amounts are net of sublease rentals of $11 million, which are to be received as follows (in millions): 2011—$4, 2012—$4, 2013—$3, 2014—zero and 2015—zero.

Rental expense for operating leases, net of sublease rental income for continuing operations, was $170 million in 2010, $170 million in 2009 and $176 million in 2008.  Rental expense was net of sublease income of $4 million, $4 million and $7 million in 2010, 2009 and 2008, respectively.
The present value of minimum capital lease payments, net of the current portion, totaled zero and $25 million at December 31, 2010 and 2009, respectively.  During 2010, Occidental purchased the assets that were recorded as capital leases.

Note 7	Derivatives

Objective & Strategy
Through its marketing and trading activities and within its established policy controls and procedures, Occidental uses derivative instruments, including a combination of short-term futures, forwards, options and swaps, to improve realized prices for its oil and gas.  Additionally, Occidental, through its Phibro trading unit, engages in trading activities using derivatives for the purpose of generating profits mainly from market price changes of commodities.  Occidental has also used derivatives to reduce its exposure to price volatility on a small portion of its oil and gas production.
Refer to Note 1 for Occidental’s accounting policy on derivatives.

Cash-Flow Hedges
As of December 31, 2010 and 2009, Occidental held a series of collar agreements that qualify as cash-flow hedges for the sale of approximately 2 percent of its crude oil production.  These agreements are for existing domestic production and continue to the end of 2011.  The following table presents the daily quantities and weighted-average strike prices of Occidental's collar positions as of December 31, 2010 and 2009:

Crude Oil  Collars	Daily Volume (barrels)	Average Floor	Average Cap
2010 (a)	12,000	$33.00	$46.35
2011	12,000	$32.92	$46.27

(a)	These contracts expired as of December 31, 2010.

In 2009, Occidental entered into financial swap agreements for the sale of a portion of its existing natural gas production from the Rocky Mountain region of the United States that qualify as cash-flow hedges.  The following table presents the daily quantities and weighted-average prices that will be received by Occidental as of December 31, 2010 and 2009:

Natural Gas  Swaps	Daily Volume (cubic feet)	Average Price
January 2010 - December 2010 (a)	40 million	$5.03
December 2010 - March 2012	50 million	$6.07

(a)	These contracts expired as of December 31, 2010.

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s North American leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes.  These agreements continue through March 2011.  As of December 31, 2010 and 2009, Occidental had approximately 28 billion cubic feet of natural gas held in storage.  As of December 31, 2010 and 2009, Occidental had cash-flow hedges for the forecasted sale, to be settled by physical delivery, of approximately 24 billion cubic feet of this natural gas held in storage.
The following table presents the pre-tax gains and losses recognized in, and reclassified from, Accumulated Other Comprehensive Income (AOCI) and recognized in income (net sales), including any hedge ineffectiveness, for derivative instruments classified as cash-flow hedges for the years ended December 31, 2010 and 2009 (in millions):

	2010	2009
Commodity Contracts
Unrealized gains (losses) recognized in AOCI - effective portion	$55	$(145)
Amount of losses reclassified from AOCI into income - effective portion	$123	$24
Gains recognized in income - ineffective portion	$2	$10

The following table summarizes net after-tax derivative activity recorded in AOCI for the years ended December 31, 2010 and 2009 (in millions):

	2010	2009
Beginning Balance - AOCI	$(227)	$(150)
Gains (losses) from changes in cash-flow hedges	37	(93)
Losses reclassified to income	79	16
Ending Balance - AOCI	$(111)	$(227)

During the next twelve months, Occidental expects that approximately $104 million of net after-tax derivative losses included in AOCI, based on their valuation as of December 31, 2010, will be reclassified into income.

Derivatives Not Designated as Hedging Instruments
Occidental’s third-party marketing and trading activities focus on purchasing crude oil and natural gas for resale from partners, producers and third parties whose oil and gas supply is located near midstream and marketing assets, such as pipelines, processing plants and storage facilities, that are owned or leased by Occidental.  These purchases allow Occidental to aggregate volumes to maximize prices received for Occidental’s production.  The third-party marketing and trading purchase and sales contracts generally approximate each other with respect to aggregate volumes and terms.  In addition, Occidental’s Phibro trading unit uses derivative instruments, including forwards, futures, swaps and options, some of which may be for physical delivery, in its strategy to profit from market price changes.

The following table presents gross volumes of Occidental’s outstanding commodity derivatives contracts not designated as hedging instruments as of December 31, 2010 and 2009:

Commodity	Volumes
	2010	2009
Sales contracts related to Occidental's production
Crude oil (million barrels)	8	9

Third-party marketing and trading activities
Purchase contracts
Crude oil (million barrels)	136	161
Natural gas (billion cubic feet)	833	1,351
Precious metals (million troy ounces)	13	4

Sales contracts
Crude oil (million barrels)	144	182
Natural gas (billion cubic feet)	1,156	1,526
Precious metals (million troy ounces)	1	—

In addition, Occidental has certain other commodity trading contracts, including agricultural products, metals and electricity, as well as foreign exchange contracts, which were not material to Occidental as of December 31, 2010 and 2009.
Occidental has crude oil sales contracts representing a small portion of Occidental's domestic crude oil production.  A substantial portion of the third-party marketing and trading activities sales contracts that existed at December 31, 2010 are going to be fulfilled by offsetting purchase contracts with identical delivery terms.  For a substantial portion of the sales commitments not satisfied by offsetting contracts as of December 31, 2010, Occidental has entered into offsetting contracts after December 31, 2010.  Any remaining portion is not material to Occidental.
Approximately $293 million and $64 million of gains from derivatives not designated as hedging instruments were recognized in net sales for the years ended December 31, 2010 and 2009, respectively.

Fair Value of Derivatives
The following tables present the gross fair value of Occidental’s outstanding derivatives as of December 31, 2010 and 2009 (in millions):

	Asset Derivatives	Fair	Liability Derivatives	Fair
December 31, 2010	Balance Sheet Location	Value	Balance Sheet Location	Value
Cash-flow hedges (a)
	Marketing and trading assets and other	$51	Accrued liabilities	$209
Commodity contracts	Long-term receivables and other assets, net	9	Deferred credits and other liabilities	—
		$60		$209

Derivatives not designated as hedging instruments (a)
	Marketing and trading assets and other	$829	Accrued liabilities	$823
Commodity contracts	Long-term receivables and other assets, net	86	Deferred credits and other liabilities	85
		915		908
Total gross fair value		975		1,117
Less: counterparty netting and cash collateral (b)		(680)		(736)
Total net fair value of derivatives		$295		$381

	Asset Derivatives	Fair	Liability Derivatives	Fair
December 31, 2009	Balance Sheet Location	Value	Balance Sheet Location	Value
Cash-flow hedges (a)
	Marketing and trading assets and other	$2	Accrued liabilities	$168
Commodity contracts	Long-term receivables and other assets, net	5	Deferred credits and other liabilities	174
		$7		$342

Derivatives not designated as hedging instruments (a)
	Marketing and trading assets and other	$776	Accrued liabilities	$789
Commodity contracts	Long-term receivables and other assets, net	72	Deferred credits and other liabilities	69
		848		858
Total gross fair value		855		1,200
Less: counterparty netting and cash collateral (c)		(645)		(665)
Total net fair value of derivatives		$210		$535

(a)	The above fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.
(b)	As of December 31, 2010, collateral received of $39 million has been netted against derivative assets and collateral paid of $95 million has been netted against derivative liabilities.
(c)	As of December 31, 2009, collateral received of $23 million has been netted against derivative assets and collateral paid of $43 million has been netted against derivative liabilities.

See Note 15 for fair value measurement disclosures on derivatives.

Credit Risk
A majority of Occidental’s derivative transaction volume is executed through exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these transactions are executed on a daily margin basis.  Collateral of $154 million and $222 million deposited by Occidental for such contracts with clearing houses and brokers, which has not been reflected in the derivative fair value tables, is included in the marketing and trading assets and other balance as of December 31, 2010 and 2009, respectively.
In addition, Occidental executes a portion of its derivative transactions in the over-the-counter (OTC) market.  Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments.  Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, by entering into master netting arrangements with the counterparties and by requiring collateral, as appropriate.  Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary.  Certain of Occidental's OTC derivative instruments contain credit risk contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of December 31, 2010 and 2009, Occidental had a net liability of $234 million and $350 million, respectively, for which the amount of collateral posted was $10 million and $14 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit rating, it would not have resulted in a material change in its collateral-posting requirements as of December 31, 2010 and 2009.

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
As of December 31, 2010, Occidental participated in or monitored remedial activities or proceedings at 170 sites.  The following table presents Occidental’s environmental remediation reserves as of December 31, 2010, 2009 and 2008, the current portion of which is included in accrued liabilities ($79 million in 2010, $84 million in 2009 and $68 million in 2008) and the remainder in deferred credits and other liabilities — other ($287 million in 2010, $319 million in 2009 and $371 million in 2008).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA NPL (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

$ amounts in millions	2010		2009		2008
	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance
NPL sites	38	$56	39	$57	40	$60
Third-party sites	83	91	81	104	76	117
Occidental-operated sites	20	122	19	126	19	127
Closed or non-operated Occidental sites	29	97	29	116	31	135
Total	170	$366	168	$403	166	$439

As of December 31, 2010, Occidental’s environmental reserves exceeded $10 million each at 13 of the 170 sites described above, and 122 of the sites had reserves from zero to $1 million each.
As of December 31, 2010, two landfills in western New York owned by Occidental accounted for 71 percent of its reserves associated with NPL sites.  Maxus Energy Corporation has retained the liability and indemnified Occidental for 15 of the remaining NPL sites.
As of December 31, 2010, Maxus has also retained the liability and indemnified Occidental for 17 of the 83 third-party sites.  Two of the remaining 66 third-party sites — a former copper mining and smelting operation in Tennessee and an active refinery in Louisiana where Occidental reimburses the current owner and operator for certain remedial activities — accounted for 50 percent of Occidental’s reserves associated with these sites.

Five sites — chemical plants in Kansas, Louisiana and New York and two groups of oil and gas properties in the southwestern United States — accounted for 74 percent of the reserves associated with the Occidental-operated sites.  Four other sites — former chemical plants in Delaware, Tennessee and Washington and a closed coal mine in Pennsylvania — accounted for 67 percent of the reserves associated with closed or non-operated Occidental sites.
The following table shows environmental reserve activity for the past three years:

In millions	2010	2009	2008
Balance — Beginning of Year	$403	$439	$457
Remediation expenses and interest accretion	26	26	29
Changes from acquisitions/dispositions	3	4	25
Payments	(66)	(66)	(72)
Balance — End of Year	$366	$403	$439

Occidental expects to expend funds corresponding to approximately half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $385 million.

Environmental Costs
Occidental’s environmental costs for continuing operations, some of which include estimates, are shown below for each segment for the years ended December 31:

In millions	2010	2009	2008
Operating Expenses
Oil and Gas	$108	$110	$113
Chemical	72	67	85
Midstream and Marketing	13	14	20
	$193	$191	$218
Capital Expenditures
Oil and Gas	$72	$78	$98
Chemical	19	15	18
Midstream and Marketing	13	4	6
	$104	$97	$122
Remediation Expenses
Corporate	$25	$25	$28

Operating expenses are incurred on a continual basis.  Capital expenditures relate to longer-lived improvements in currently operating properties.  Remediation expenses relate to existing conditions from past operations.

Note 9	Lawsuits, Claims, Commitments, Contingencies and Related Matters

OPC or certain of its subsidiaries are named, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies.  The ultimate amount of losses and the timing of any such losses that Occidental may incur resulting from currently outstanding lawsuits, claims and proceedings cannot be determined reliably at this time.  Occidental accrues reserves for all of these matters when it is probable that a liability has been incurred and the liability can be reasonably estimated.  The amount of reserve balances as of December 31, 2010 and 2009 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible additional losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible additional losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits of corporate tax returns for taxable years through 2008 have concluded for U.S. federal income tax purposes, the 2009 and 2010 taxable years are currently under review by the U.S. Internal Revenue Service pursuant to its Compliance Assurance Program.  Taxable years from 2000 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental’s income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.  Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.
Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling rigs and services, electrical power, steam and certain chemical raw materials.  Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities.  At December 31, 2010, commitments for major fixed and determinable capital expenditures during 2011 and thereafter were approximately $1.2 billion.
Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of December 31, 2010, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

Note 10	Domestic and Foreign Income Taxes

The domestic and foreign components of income from continuing operations before domestic and foreign income taxes and net of noncontrolling interest amounts were as follows:

For the years ended December 31, (in millions)	Domestic	Foreign	Total
2010	$3,295	$4,269	$7,564
2009	$2,091	$3,123	$5,214
2008	$5,923	$6,137	$12,060

The provisions (credits) for domestic and foreign income taxes on continuing operations consisted of the following:

For the years ended December 31, (in millions)	U.S. Federal	State and Local	Foreign	Total
2010
Current	$614	$79	$1,896	$2,589
Deferred	390	4	12	406
	$1,004	$83	$1,908	$2,995
2009
Current	$16	$27	$1,361	$1,404
Deferred	606	37	16	659
	$622	$64	$1,377	$2,063
2008
Current	$1,558	$166	$2,679	$4,403
Deferred	435	29	10	474
	$1,993	$195	$2,689	$4,877

The following is a reconciliation, stated as a percentage of pre-tax income, of the United States statutory federal income tax rate to Occidental’s effective tax rate on income from continuing operations:

For the years ended December 31,	2010	2009	2008
United States federal statutory tax rate	35%	35%	35%
Operations outside the United States	5	5	5
State taxes, net of federal benefit	1	1	1
Other	(1)	(1)	(1)
Tax rate provided by Occidental	40%	40%	40%

The tax effects of temporary differences resulting in deferred income taxes at December 31, 2010 and 2009 were as follows:

	2010		2009
	Deferred	Deferred	Deferred	Deferred
Tax effects of temporary differences (in millions)	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Property, plant and equipment differences	$—	$4,558	$15	$3,832
Equity investments, partnerships and foreign subsidiaries	—	208	—	93
Environmental reserves	135	—	144	—
Postretirement benefit accruals	368	—	331	—
Deferred compensation and benefits	275	—	262	—
Asset retirement obligations	242	—	209	—
Derivatives	—	22	132	—
Foreign tax credit carryforward	718	—	426	—
State income taxes	88	—	77	—
All other	442	109	360	60
Subtotal	2,268	4,897	1,956	3,985
Valuation allowance	(486)	—	(491)	—
Total deferred taxes	$1,782	$4,897	$1,465	$3,985

Included in total deferred tax assets was a current portion aggregating $330 million and $280 million as of December 31, 2010 and 2009, respectively, that was reported in prepaid expenses and other.  Total deferred tax assets were $1.8 billion and $1.5 billion as of December 31, 2010 and 2009, respectively, the noncurrent portion of which is netted against deferred tax liabilities.  Occidental expects to realize the recorded deferred tax assets, net of any allowances, through future operating income and reversal of temporary differences.
Occidental has, as of December 31, 2010, foreign tax credit carryforwards of $718 million, which expire in varying amounts through 2020, and various state operating loss carryforwards, which have varying carryforward periods through 2025.  Substantially all of Occidental's valuation allowance is provided for foreign tax credit and state operating loss carryforwards.  In 2010, Occidental recorded a deferred income tax benefit of $80 million related to foreign tax credit carryforwards.
A deferred tax liability has not been recognized for temporary differences related to unremitted earnings of certain consolidated foreign subsidiaries aggregating approximately $6.0 billion at December 31, 2010, as it is Occidental’s intention, generally, to reinvest such earnings permanently.  If the earnings of these foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $88 million would be required, assuming utilization of available foreign tax credits.
The discontinued operations include income tax benefits of $26 million in 2010, $147 million in 2009 and $218 million in 2008.
Additional paid-in capital was credited $22 million in 2010, $24 million in 2009 and $77 million in 2008 for an excess tax benefit from the exercise of certain stock-based compensation awards.
As of December 31, 2010, Occidental had liabilities for unrecognized tax benefits of approximately $38 million included in deferred credits and other liabilities – other, all of which, if subsequently recognized, would favorably affect Occidental’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the years ended December 31, (in millions)	2010	2009
Balance at January 1,	$52	$62
Additions based on tax positions related to the current year	24	2
Reductions based on tax positions related to prior years and settlements	(38)	(12)
Balance at December 31,	$38	$52

Occidental records estimated potential interest and penalties related to liabilities for unrecognized tax benefits in the provisions for domestic and foreign income taxes and these amounts were not material for the years ended December 31, 2010, 2009 and 2008.
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

Note 11	Stockholders’ Equity

The following is an analysis of common stock issuances:

(shares in thousands)	Common Stock
Balance, December 31, 2007	877,124
Issued	1,532
Options exercised and other, net	2,767
Balance, December 31, 2008	881,423
Issued	1,697
Options exercised and other, net	523
Balance, December 31, 2009	883,643
Issued	967
Options exercised and other, net	665
Balance, December 31, 2010	885,275

Treasury Stock
Occidental has had a 95 million share authorization in place since 2008 for its share repurchase program; however, the program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.  In 2008, Occidental purchased 19.8 million shares under the program at an average cost of $76.33 per share.
Additionally, Occidental purchased shares from the trustee of its defined contribution savings plan during the years ended December 31, 2010, 2009 and 2008.
As of December 31, 2010, 2009 and 2008, treasury stock shares numbered 72.5 million, 71.7 million and 71.2 million, respectively.

Nonredeemable Preferred Stock
Occidental has authorized 50,000,000 shares of preferred stock with a par value of $1.00 per share.  At December 31, 2010, 2009 and 2008, Occidental had no outstanding shares of preferred stock.

Earnings Per Share
The following table presents the calculation of basic and diluted EPS for the years ended December 31:

	Years Ended December 31
In millions, except per-share amounts	2010	2009	2008
Basic EPS
Income from continuing operations	$4,641	$3,202	$7,299
Less: Income from continuing operations attributable to noncontrolling interest	(72)	(51)	(116)
Income from continuing operations attributable to common stock	4,569	3,151	7,183
Discontinued operations, net	(39)	(236)	(326)
Net income attributable to common stock	4,530	2,915	6,857
Less: Net income allocated to participating securities	(6)	(4)	(13)
Net income attributable to common stock, net of participating securities	$4,524	$2,911	$6,844
Weighted average number of basic shares	812.5	811.3	817.6
Basic EPS	$5.57	$3.59	$8.37

Diluted EPS
Net income attributable to common stock, net of participating securities	$4,524	$2,911	$6,844
Weighted average number of basic shares	812.5	811.3	817.6
Dilutive effect of potentially dilutive securities	1.3	2.5	2.9
Total diluted weighted average common shares	813.8	813.8	820.5
Diluted EPS	$5.56	$3.58	$8.34

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following after-tax gains (losses):

Balance at December 31, (in millions)	2010	2009
Foreign currency translation adjustments	$2	$(2)
Unrealized losses on derivatives	(111)	(227)
Pension and post-retirement adjustments (a)	(415)	(363)
Unrealized losses on securities	—	(4)
Total	$(524)	$(596)

(a)	See Note 13 for further information.

Note 12	Stock-Based Incentive Plans

Occidental has established several Plans that allow it to issue stock-based awards in the form of RSUs, Options, SARs, PSAs and TSRIs.  An aggregate of 66 million shares of Occidental common stock were authorized for issuance under the 2005 Long-Term Incentive Plan and as of December 31, 2010, approximately 53 million shares were available for future issuance.  During 2010, non-employee directors were granted awards for 69,114 shares of restricted stock that fully vested on the grant date.  Compensation expense for these awards was measured using the quoted market price of Occidental's common stock on the grant date and was fully recognized at that time.

The table below summarizes certain stock-based incentive amounts for the past three years:

For the years ended December 31, (in millions)	2010	2009	2008
Compensation expense	$136	$151	$139
Income tax benefit recognized in the income statement	$50	$55	$51
Intrinsic value of options and stock-settled SARs exercised	$74	$58	$291
Cash paid (a)	$97	$50	$177
Fair value of RSUs and PSAs vested during the year (b)	$19	$142	$112

(a)	Includes cash paid under the cash-settled SARs and the cash-settled portion of the PSAs and RSUs.
(b)	As measured on the vesting date for the stock-settled portion of the RSUs and PSAs.

As of December 31, 2010, there was $163 million of pre-tax unrecognized compensation expense, based on year-end valuation, related to all unvested stock-based incentive award grants.  This expense is expected to be recognized over a weighted-average period of 2.8 years.

RSUs
Certain employees are awarded the right to receive cash-settled RSUs, which are equivalent in value to actual shares of Occidental common stock but are paid in cash at the time of vesting.  These awards vest either in total over two years or ratably over three years after the grant date and can be forfeited or accelerated under certain conditions.  For those awards which vest in total over two years, dividend equivalents are accumulated during the vesting period and are paid when they vest.  For those awards which vest ratably, dividend equivalents are paid during the vesting period.  The weighted-average, grant-date fair values of these awards granted in 2010, 2009 and 2008 were $77.14, $66.43 and $76.23 per share, respectively.
Certain employees are awarded the right to receive stock-settled RSUs that vest at the end of, or ratably over, three years from the grant date and can be forfeited or accelerated under certain conditions.  Dividends or dividend equivalents are paid during the vesting period.  The weighted-average, grant-date fair value of the stock-settled RSUs granted in 2010 was $84.29.  There were no such awards granted in 2009 and the 2008 grants were immaterial.
A summary of changes in Occidental’s unvested cash- and stock-settled RSUs during the year ended December 31, 2010 is presented below:

	Cash-Settled		Stock-Settled
		Weighted-Average		Weighted-Average
	RSUs	Grant-Date	RSUs	Grant-Date
	(000's)	Fair Value	(000's)	Fair Value
Unvested at January 1	1,446	$70.40	61	$46.79
Granted	581	$77.14	306	$84.29
Vested	(848)	$70.87	(57)	$45.06
Forfeitures	(42)	$71.89	—	$—
Unvested at December 31	1,137	$73.44	310	$84.18

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

The following is a summary of Option and SAR transactions during the year ended December 31, 2010:

	Cash-Settled				Stock-Settled
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic	SARs &	Average	Remaining	Intrinsic
	SARs	Exercise	Contractual	Value	Options	Exercise	Contractual	Value
	(000's)	Price	Term (yrs)	(000’s)	(000's)	Price	Term (yrs)	(000’s)
Beginning balance, January 1,	1,085	$24.66			2,413	$30.40
Exercised	(248)	$24.66			(1,399)	$35.32
Ending balance, December 31,	837	$24.66	3.5	$61,476	1,014	$23.62	3.0	$75,490
Exercisable at December 31,	837	$24.66	3.5	$61,476	1,014	$23.62	3.0	$75,490

Performance-Based Awards

PSAs and TSRIs
Certain executives are awarded PSAs and TSRIs that vest at the end of the three- or four-year period following the grant date if performance targets are certified as being met.  TSRIs granted in October 2010 had payouts that ranged from 0 to 100 percent of the maximum award that would settle, once certified, 50 percent in stock and 50 percent in cash.  TSRIs granted in July 2009 had payouts that ranged from 0 to 200 percent of the target award that would settle, once certified, 60 percent in stock and 40 percent in cash.  TSRIs granted in July 2008 and 2007 had payouts that ranged from 0 to 150 percent of the target award that would settle, once certified, equally in stock and cash.  PSAs granted prior to July 2007 had payouts that ranged from 0 to 200 percent of the target award and provided that, once certified, the first 100 percent payout would settle only in stock and any payout in excess of 100 percent would settle in cash.  Dividend equivalents for PSA and TSRI target shares are paid during the performance period regardless of the payout range or settlement provision, except for the TSRIs issued in 2010, for which cumulative dividends will be paid upon vesting for the number of vested shares.
The fair values of PSAs and TSRIs are initially determined on the grant date using a Monte Carlo simulation model based on Occidental's assumptions, noted in the following table, and the volatility from corresponding peer companies.  The expected life is based on the vesting period (Term).  The risk-free interest rate is the implied yield available on zero coupon T-notes (US Treasury Strip) at the time of grant with a remaining term equal to the Term.  The dividend yield is the expected annual dividend yield over the Term, expressed as a percentage of the stock price on the grant date.  Estimates of fair value may not accurately predict actual future events or the value ultimately realized by the employees who receive the awards, and subsequent events may not be indicative of the reasonableness of the original estimates of fair value made by Occidental.

The grant-date assumptions used in the Monte Carlo simulation models for the estimated payout level of PSAs and TSRIs were as follows:

	TSRIs
Year Granted	2010	2009	2008
Assumptions used:
Risk-free interest rate	0.6%	2.1%	3.0%
Dividend yield	1.8%	2.0%	1.7%
Volatility factor	32%	28%	31%
Expected life (years)	3	4	4

Grant-date fair value of underlying Occidental common stock	$ 84.29	$ 66.74	$ 77.00

A summary of Occidental’s unvested PSAs and TSRIs as of December 31, 2010 and changes during the year ended December 31, 2010 is presented below:

	PSAs		TSRIs
		Weighted-Average		Weighted-Average
	Awards (000’s)	Grant Date Fair Value of Occidental Stock	Awards (000’s)	Grant Date Fair Value of Occidental Stock
Unvested at January 1 (a)	318	$43.99	1,700	$66.77
Granted (a)	—	$—	381	$84.29
Vested (b)	(173)	$39.94	—	$—
Forfeitures	(2)	$48.83	(40)	$68.65
Unvested at December 31 (a)	143	$48.83	2,041	$70.84
(a)	Unvested awards and award grants are presented at the target or mid-point payouts.
(b)	The weighted-average payout at vesting was 200 percent of the target.

Note 13	Retirement Plans and Postretirement Benefits

Occidental has various benefit plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

Defined Contribution Plans
All domestic employees and certain foreign national employees are eligible to participate in one or more of the defined contribution retirement or savings plans that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, age level and employee contributions.  Certain salaried employees participate in a supplemental retirement plan that provides restoration of benefits lost due to governmental limitations on qualified retirement benefits.  The accrued liabilities for the supplemental retirement plan were $109 million and $95 million as of December 31, 2010 and 2009, respectively, and Occidental expensed $101 million in 2010, $97 million in 2009 and $93 million in 2008 under the provisions of these defined contribution and supplemental retirement plans.

Defined Benefit Plans
Participation in defined benefit plans is limited and approximately 1,100 domestic and 1,600 foreign national employees, mainly union, nonunion hourly and certain employees that joined Occidental from acquired operations with grandfathered benefits, are currently accruing benefits under these plans.
Pension costs for Occidental’s defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.

Other Postretirement Benefit Plans
Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents.  The benefits are generally funded by Occidental as the benefits are paid during the year.  The total benefit costs, including the postretirement costs, were approximately $180 million in 2010, $158 million in 2009 and $142 million in 2008.

Obligations and Funded Status
The following table shows the funding status of Occidental's plans:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
For the years ended December 31, (in millions)	2010	2009	2010	2009	2010	2009
Changes in benefit obligation:
Benefit obligation — beginning of year	$573	$535	$848	$768	$43	$39
Service cost — benefits earned during the period	16	14	18	16	1	1
Interest cost on projected benefit obligation	30	28	42	39	2	2
Actuarial loss	42	25	92	74	6	2
Foreign currency exchange rate loss (gain)	10	16	—	—	—	—
Benefits paid	(47)	(46)	(60)	(55)	(1)	(1)
Business acquisitions	—	—	—	6	—	—
Plan amendments and other	—	1	—	—	—	—
Benefit obligation — end of year	$624	$573	$940	$848	$51	$43
Changes in plan assets:
Fair value of plan assets — beginning of year	$482	$400	$—	$—	$2	$3
Actual return on plan assets	44	91	—	—	—	—
Foreign currency exchange rate gain (loss)	1	6	—	—	—	—
Employer contributions	15	31	—	—	—	—
Benefits paid	(47)	(46)	—	—	(1)	(1)
Fair value of plan assets — end of year	$495	$482	$—	$—	$1	$2
Unfunded status:	$(129)	$(91)	$(940)	$(848)	$(50)	$(41)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets were $259 million, $234 million and $82 million, respectively, as of December 31, 2010, and $175 million, $158 million and $35 million, respectively, as of December 31, 2009.  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with plan assets in excess of the accumulated benefit obligation were $365 million, $360 million and $413 million, respectively, as of December 31, 2010, and $398 million, $390 million and $447 million, respectively, as of December 31, 2009.
Occidental has 401(h) accounts established within certain defined benefit pension plans.  These plans allow Occidental to fund postretirement medical benefits for employees at two of its operations.  Contributions to these 401(h) accounts are made at Occidental's discretion.  All of Occidental's other postretirement benefit plans are unfunded.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
As of December 31, (in millions)	2010	2009	2010	2009	2010	2009
Other assets	$53	$53	$—	$—	$—	$—
Accrued liabilities	(7)	(10)	(60)	(56)	—	—
Deferred credits and other liabilities – other	(175)	(134)	(880)	(792)	(50)	(41)
	$(129)	$(91)	$(940)	$(848)	$(50)	$(41)

At December 31, 2010 and 2009, AOCI included the following after-tax balances:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
As of December 31, (in millions)	2010	2009	2010	2009	2010	2009
Net loss	$111	$103	$284	$243	$15	$12
Prior service cost	2	2	3	3	—	—
	$113	$105	$287	$246	$15	$12

Occidental does not expect any plan assets to be returned during 2011.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in OCI

	Pension Benefits			Postretirement Benefits
				Unfunded Plans			Funded Plans
For the years ended December 31, (in millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net periodic benefit costs:
Service cost — benefits earned during the period	$16	$14	$13	$18	$16	$13	$1	$1	$—
Interest cost on benefit obligation	30	28	29	42	39	36	2	2	2
Expected return on plan assets	(31)	(25)	(39)	—	—	—	—	—	—
Amortization of prior service cost	1	1	—	1	1	1	—	—	—
Recognized actuarial loss	15	17	6	26	20	15	1	1	1
Currency adjustments	9	12	(11)	—	—	—	—	—	—
Net periodic benefit cost	$40	$47	$(2)	$87	$76	$65	$4	$4	$3

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $14 million and $1 million, respectively.  The estimated net loss and prior service cost for the defined benefit postretirement plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $31 million and $1 million, respectively.

Additional Information
The following table sets forth the weighted-average assumptions used to determine Occidental's benefit obligation and net periodic benefit cost for domestic plans:

	Pension Benefits		Postretirement Benefits
			Unfunded Plans		Funded Plans
For the years ended December 31,	2010	2009	2010	2009	2010	2009
Benefit Obligation Assumptions:
Discount rate	4.74%	5.12%	4.74%	5.12%	4.74%	5.12%
Rate of compensation increase	4.00%	4.00%	—	—	—	—

Net Periodic Benefit Cost Assumptions:
Discount rate	5.12%	5.25%	5.12%	5.25%	5.12%	5.25%
Assumed long term rate of return on assets	6.50%	6.50%	—	—	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%	—	—	—	—

For domestic pension plans and postretirement benefit plans, Occidental based the discount rate on the Hewitt Bond Universe yield curve in 2010 and 2009.  The weighted-average rate of increase in future compensation levels is consistent with Occidental’s past and anticipated future compensation increases for employees participating in retirement plans that determine benefits using compensation.  The assumed long-term rate of return on assets is estimated with regard to current market factors but within the context of historical returns.  Occidental considers historical returns and correlation of equities and fixed income securities and current market factors such as inflation and interest rates.
For pension plans outside the United States, Occidental based its discount rate on rates indicative of government or investment grade corporate debt in the applicable country, taking into account hyperinflationary environments when necessary.  The discount rates used for the foreign pension plans ranged from 1.5 percent to 12.0 percent at both December 31, 2010 and 2009.  The average rate of increase in future compensation levels ranged from a low of 1.5 percent to a high of 12.0 percent in 2010, depending on local economic conditions.  The expected long-term rate of return on plan assets was 6.8 percent and 6.9 percent in excess of local inflation in 2010 and 2009, respectively.
The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates projected at an assumed Consumer Price Index (CPI) increase of 2.54 percent and 2.55 percent as of December 31, 2010 and 2009, respectively.  Beginning in 1993, participants other than certain union employees have paid for all medical cost increases in excess of increases in the CPI.  For those union employees, the health care cost trend rates were projected at annual rates ranging ratably from 9.5 percent in 2010 to 6.0 percent through the year 2017 and level thereafter.  A 1-percent increase or a 1-percent decrease in these assumed health care cost trend rates would result in an increase of $36 million or a reduction of $32 million, respectively, in the postretirement benefit obligation as of December 31, 2010, and a corresponding increase or reduction of $3 million in interest cost in 2010.  The annual service costs would not be materially affected by these changes.
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
The fair values of Occidental’s pension plan assets by asset category are as follows (in millions):

	Fair Value Measurements at December 31, 2010 Using
Description	Level 1	Level 2	Level 3	Total
Asset Class:
Cash and cash equivalents	$1	$—	$—	$1
Collateral received for securities loaned	—	4	—	4
U.S. government securities	23	29	—	52
Corporate bonds (a)	—	70	—	70
Common/collective trusts (b)	—	42	—	42
Mutual funds:
Bond funds	81	—	—	81
Value funds	89	—	—	89
Blend and growth funds	39	—	—	39
Common and preferred stocks (c)	120	—	—	120
Other	—	—	17	17
Total pension plan assets (d)	$353	$145	$17	$515

	Fair Value Measurements at December 31, 2009 Using
Description	Level 1	Level 2	Level 3	Total
Asset Class:
Cash and cash equivalents	$1	$—	$—	$1
Collateral received for securities loaned	—	11	—	11
U.S. government securities	17	23	—	40
Corporate bonds (a)	—	55	—	55
Common/collective trusts (b)	—	47	—	47
Mutual funds:
Bond funds	95	—	—	95
Value funds	11	—	—	11
Blend and growth funds	38	—	—	38
Common and preferred stocks (c)	187	—	—	187
Other	—	—	18	18
Total pension plan assets (d)	$349	$136	$18	$503

(a)	This category represents investment grade bonds of U.S. and non-U.S. issuers from diverse industries.
(b)	This category includes investment funds that primarily invest in U.S. and non-U.S. common stocks and fixed income securities.
(c)	This category represents investment in U.S. and non-U.S. common and preferred stocks from diverse industries.
(d)	Amount excludes net payables of approximately $20 million and $21 million as of December 31, 2010 and 2009, respectively.

The activity during the years ended December 31, 2010 and 2009 for the assets using Level 3 fair value measurements was not significant.
Occidental expects to contribute $7 million to its defined benefit pension plans during 2011. All of the contributions are expected to be in the form of cash.
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

For the years ended December 31, (in millions)	Pension Benefits	Postretirement Benefits
2011	$45	$64
2012	$47	$64
2013	$47	$64
2014	$48	$65
2015	$44	$66
2016 — 2020	$238	$357

Note 14	Investments and Related-Party Transactions

As of December 31, 2010 and 2009, investments in unconsolidated entities, which include advances, comprised $2 billion and $1.7 billion of equity-method investments, respectively.

Equity Investments
As of December 31, 2010, Occidental’s equity investments consisted mainly of a 24.5-percent interest in the stock of Dolphin Energy, an approximately 35-percent interest in the General Partner of Plains Pipeline and various other partnerships and joint ventures.  Equity investments paid dividends of $217 million, $139 million and $111 million to Occidental in 2010, 2009 and 2008, respectively.  As of December 31, 2010, cumulative undistributed earnings of equity-method investees since their respective acquisitions were $368 million.  As of December 31, 2010, Occidental's investments in equity investees exceeded the underlying equity in net assets by $917 million, of which $147 million represents goodwill and $770 million relates to assets, including intangibles, which are being amortized over their estimated useful lives.

The following table presents Occidental’s ownership interest in the summarized financial information of its equity-method investments:

For the years ended December 31, (in millions)	2010	2009	2008
Revenues	$1,759	$1,080	$860
Costs and expenses	1,482	853	647
Net income	$277	$227	$213

As of December 31, (in millions)	2010	2009
Current assets	$2,041	$1,422
Non-current assets	$3,965	$2,904
Current liabilities	$1,323	$713
Long-term debt	$2,454	$1,951
Other non-current liabilities	$119	$138
Stockholders’ equity	$2,110	$1,524

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
During 2010, Occidental had a 50-percent joint interest in EHP, which was accounted for as an equity method investment.  On December 31, 2010, Occidental completed its acquisition of the remaining 50-percent interest, bringing its total ownership to 100 percent.  EHP was consolidated in Occidental's balance sheet as of December 31, 2010.

Related-Party Transactions
Occidental purchases power, steam and chemicals from and sells oil, gas, chemicals and power to certain of its equity investees at market-related prices.  During 2010, 2009 and 2008, Occidental entered into the following related-party transactions and had the following amounts due from or to its related parties:

December 31, (in millions)	2010	2009	2008
Purchases (a)	$153	$138	$306
Sales (b)	$440	$291	$514
Services	$2	$2	$1
Advances and amounts due from	$135	$123	$8
Amounts due to	$383	$112	$—

(a)	In 2010, 2009 and 2008, purchases from EHP accounted for 90 percent, 92 percent and 100 percent, respectively.
(b)
In 2010, 2009 and 2008, sales to EHP and Dolphin Energy accounted for 44 percent, 63 percent and 66 percent, respectively.  In 2010, 2009 and 2008, sales of Occidental-produced crude oil and NGLs to Plains Pipeline accounted for 50 percent, 26 percent and 23 percent of these totals, respectively.  Additionally, Occidental conducts marketing and trading activities with Plains Pipeline for crude oil and NGLs.  These transactions are reported in Occidental's income statement on a net margin basis.  The sales amounts above include the net margin on such transactions, which were negligible.

Note 15	Fair Value Measurements

Fair Values - Recurring
The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of December 31, 2010 and 2009 (in millions):

	Fair Value Measurements at December 31, 2010 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Trading equity securities - natural resources industry	$116	$—	$—	$—		$116
Trading U.S. treasury securities	10	—	—	—		10
Commodity derivatives	178	797	—	(680)		295
Total assets	$304	$797	$—	$(680)		$421

Liabilities:
Commodity derivatives	$201	$916	$—	$(736)		$381
Total liabilities	$201	$916	$—	$(736)		$381

	Fair Value Measurements at December 31, 2009 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Trading equity securities - natural resources industry	$230	$—	$—	$—		$230
Commodity derivatives	243	612	—	(645)		210
Total assets	$473	$612	$—	$(645)		$440

Liabilities:
Commodity derivatives	$280	$920	$—	$(665)		$535
Total liabilities	$280	$920	$—	$(665)		$535

(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values - Nonrecurring
As of December 31, 2010, Occidental evaluated its significant properties for potential impairment.  Based on the annual impairment evaluation, certain domestic properties were impaired.  Occidental recorded an impairment charge of $275 million to write off predominately gas properties in the Rocky Mountain region.  Certain Argentine producing properties were impaired as of December 31, 2009.  The fair value of the PP&E was $144 million, resulting in an after-tax impairment charge of $111 million, and was measured using an income approach based upon internal estimates of future production levels, prices, costs and a discount rate, which were Level 3 inputs.  The Argentine impairment charges were included in discontinued operations.

Financial Instruments Fair Value
The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.

Note 16	Industry Segments and Geographic Areas

Occidental conducts its continuing operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing.  The oil and gas segment explores for, develops, produces and markets crude oil, including NGLs and condensate (together with NGLs, "liquids"), as well as natural gas.  The chemical segment manufactures and markets basic chemicals, vinyls and other chemicals.  The midstream and marketing segment gathers, treats, processes, transports, stores, purchases and markets crude oil, liquids, natural gas, CO2 and power.  It also trades around its assets, including pipelines and storage capacity, and trades oil and gas, other commodities and commodity-related securities.

Earnings of industry segments and geographic areas generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment and geographic area assets and income from the segments equity investments.  Intersegment sales eliminate upon consolidation and are generally made at prices approximately equal to those that the selling entity would be able to obtain in third-party transactions.
Identifiable assets are those assets used in the operations of the segments.  Corporate assets consist of cash, certain corporate receivables and PP&E, and the investment in Joslyn.

Industry Segments
In millions
	Oil and Gas		Chemical		Midstream, Marketing and Other		Corporate and Eliminations		Total
YEAR ENDED DECEMBER 31, 2010
Net sales	$14,276	(a)	$4,016	(b)	$1,471	(c)	$(718)		$19,045
Pretax operating profit (loss)	$7,151	(d,e)	$438		$472		$(497	)(f)	$7,564	(d,e)
Income taxes	—		—		—		(2,995	)(g)	(2,995)
Discontinued operations, net	—		—		—		(39)		(39)
Net income (loss)	$7,151	(d,e)	$438		$472		$(3,531	)(h)	$4,530	(e)
Investments in unconsolidated entities	$123		$135		$1,770		$11		$2,039
Property, plant and equipment additions, net (i)	$3,211		$248		$537		$38		$4,034
Depreciation, depletion and amortization	$2,668		$321		$142		$22		$3,153
Total assets	$31,855		$3,755		$10,445		$6,377	(j)	$52,432
YEAR ENDED DECEMBER 31, 2009
Net sales	$11,009	(a)	$3,225	(b)	$1,016	(c)	$(436)		$14,814
Pretax operating profit (loss)	$5,097	(d,e)	$389		$235		$(507	)(f)	$5,214	(d,e)
Income taxes	—		—		—		(2,063	)(g)	(2,063)
Discontinued operations, net	—		—		—		(236)		(236)
Net income (loss)	$5,097	(d,e)	$389		$235		$(2,806	)(h)	$2,915	(e)
Investments in unconsolidated entities	$118		$131		$1,473		$10		$1,732
Property, plant and equipment additions, net (i)	$2,571		$213		$583		$39		$3,406
Depreciation, depletion and amortization	$2,258		$298		$110		$21		$2,687
Total assets	$26,854		$3,608		$8,773		$4,994	(j)	$44,229
YEAR ENDED DECEMBER 31, 2008
Net sales	$17,683	(a)	$5,112	(b)	$1,598	(c)	$(680)		$23,713
Pretax operating profit (loss)	$11,237	(d,e)	$669		$520		$(366	)(f)	$12,060	(d,e)
Income taxes	—		—		—		(4,877	)(g)	(4,877)
Discontinued operations, net	—		—		—		(326)		(326)
Net income (loss)	$11,237	(d,e)	$669		$520		$(5,569	)(h)	$6,857	(e)
Investments in unconsolidated entities	$84		$82		$1,087		$10		$1,263
Property, plant and equipment additions, net (i)	$3,434		$245		$507		$101		$4,287
Depreciation, depletion and amortization	$1,993		$311		$73		$19		$2,396
Total assets	$25,456		$3,457		$6,424		$6,200	(j)	$41,537
(See footnotes on next page)

Footnotes:
(a)	Crude oil sales represented approximately 86 percent, 86 percent and 85 percent of the oil and gas segment net sales for the years ended December 31, 2010, 2009 and 2008, respectively.
(b)	Total product sales for the chemical segment comprised the following:

	Basic Chemicals	Vinyls	Other Chemicals
Year ended December 31, 2010	54%	40%	6%
Year ended December 31, 2009	61%	34%	5%
Year ended December 31, 2008	58%	39%	3%

(c)	Total sales for the midstream and marketing segment comprised the following:

	Gas Plants	Cogeneration	Marketing, Trading, Transportation and other
Year ended December 31, 2010	52%	27%	21%
Year ended December 31, 2009	56%	26%	18%
Year ended December 31, 2008	60%	30%	10%

(d)
The 2010 amount includes a $275 million fourth quarter pre-tax charge for asset impairments, predominately of gas properties in the Rocky Mountain region.  The 2009 amount includes an $8 million pre-tax charge for the termination of rig contracts.  The 2008 amount includes a pre-tax charge of $123 million for asset impairments and a pre-tax charge of $46 million for termination of rig contracts.

(e)	Includes amounts attributable to common stock after deducting noncontrolling interest amounts of $72 million, $51 million and $116 million for 2010, 2009 and 2008, respectively.
(f)	Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items noted in footnote (h) below.
(g)	Includes all foreign and domestic income taxes from continuing operations.
(h)	Includes the following significant items affecting earnings for the years ended December 31:

Benefit (Charge) (In millions)	2010	2009		2008
corporate
Pre-tax operating profit (loss)
Severance charge	$—	$(40)		$—
Railcar leases	—	(15)		—
	$—	$(55)		$—
Income taxes
Foreign tax credit carryforwards	$80	$—		$—
Tax effect of pre-tax adjustments *	100	22		67
	$180	$22		$67

Discontinued operations, net of tax	$(39)	$(236	) **	$(326	) **
*	Amounts represent the tax effect of all pre-tax adjustments listed, as well as those in footnote (d).
**
The 2009 amount includes an after-tax charge of $111 million for asset impairments of certain Argentine producing properties and the 2008 amount includes an after-tax charge of $309 million for asset impairments of undeveloped acreage in Argentina.

(i)
Includes, for continuing operations, capital expenditures, capitalized interest, and for 2009 and 2008, capitalized CO2, and excludes purchases of assets, net.  Also includes amounts attributable to the noncontrolling interest in a Colombian subsidiary.

(j)	Includes Argentine assets held for sale.

Geographic Areas
In millions
	Net sales (a)			Property, plant and equipment, net
For the years ended December 31,	2010	2009	2008	2010	2009	2008
United States	$12,151	$9,448	$15,258	$28,571	$23,440	$22,164
Foreign
Qatar	2,677	2,201	3,298	2,823	2,842	2,896
Oman	1,666	1,038	1,207	1,967	1,885	1,625
Colombia	999	922	1,721	715	688	661
Yemen	766	667	1,016	347	398	386
Libya	373	243	748	953	968	979
Other Foreign	413	295	465	1,160	916	789
Total Foreign	6,894	5,366	8,455	7,965	7,697	7,336
Total	$19,045	$14,814	$23,713	$36,536	$31,137	$29,500

(a)	Sales are shown by individual country based on the location of the entity making the sale.

2010 Quarterly Financial Data (Unaudited)	Occidental Petroleum Corporation
In millions, except per-share amounts	and Subsidiaries

Three months ended	March 31	June 30	September 30	December 31
Segment net sales
Oil and gas	$3,491	$3,518	$3,508	$3,759
Chemical	956	1,013	1,051	996
Midstream, marketing and other	369	236	388	478
Eliminations	(200)	(164)	(184)	(170)
Net sales	$4,616	$4,603	$4,763	$5,063

Gross profit	$2,222	$2,186	$2,330	$2,566

Segment earnings
Oil and gas (a)	$1,861	$1,867	$1,757	$1,666	(b)
Chemical	30	108	189	111
Midstream, marketing and other	94	13	163	202
	1,985	1,988	2,109	1,979
Unallocated corporate items
Interest expense, net	(35)	(20)	(18)	(20)
Income taxes	(746)	(809)	(822)	(618	)(c)
Other	(107)	(82)	(66)	(149)
Income from continuing operations (a)	1,097	1,077	1,203	1,192
Discontinued operations, net	(33)	(14)	(12)	20
Net income attributable to common stock	$1,064	$1,063	$1,191	$1,212

Basic earnings per common share (a)
Income from continuing operations	$1.35	$1.32	$1.48	$1.47
Discontinued operations, net	(0.04)	(0.01)	(0.02)	0.02
Basic earnings per common share	$1.31	$1.31	$1.46	$1.49

Diluted earnings per common share (a)
Income from continuing operations	$1.35	$1.32	$1.48	$1.47
Discontinued operations, net	(0.04)	(0.01)	(0.02)	0.02
Diluted earnings per common share	$1.31	$1.31	$1.46	$1.49

Dividends per common share	$0.33	$0.38	$0.38	$0.38

Market price per common share
High	$84.54	$89.99	$82.92	$99.03
Low	$76.01	$77.15	$72.23	$78.63

(a)	Represent amounts attributable to common stock after deducting noncontrolling interest amounts.
(b)	Includes a fourth quarter pre-tax charge of $275 million for asset impairments, predominately of gas properties in the Rocky Mountain region.
(c)	Includes a fourth quarter benefit of $80 million related to foreign tax credit carryforwards.

2009 Quarterly Financial Data (Unaudited)	Occidental Petroleum Corporation
In millions, except per-share amounts	and Subsidiaries

Three months ended	March 31	June 30	September 30	December 31
Segment net sales
Oil and gas	$1,969	$2,594	$2,957	$3,489
Chemical	792	811	842	780
Midstream, marketing and other	228	250	285	253
Eliminations	(84)	(100)	(112)	(140)
Net sales	$2,905	$3,555	$3,972	$4,382

Gross profit	$938	$1,554	$1,873	$2,276

Segment earnings
Oil and gas (a)	$560	$1,154	$1,514	$1,869
Chemical	169	115	72	33
Midstream, marketing and other	14	63	77	81
	743	1,332	1,663	1,983
Unallocated corporate items
Interest expense, net	(18)	(22)	(31)	(31)
Income taxes	(269)	(486)	(565)	(743)
Other	(96)	(101)	(101)	(107)
Income from continuing operations (a)	360	723	966	1,102
Discontinued operations, net	8	(41)	(39)	(164	)(b)
Net income attributable to common stock	$368	$682	$927	$938

Basic earnings per common share (a)
Income from continuing operations	$0.44	$0.89	$1.19	$1.35
Discontinued operations, net	0.01	(0.05)	(0.05)	(0.20)
Basic earnings per common share	$0.45	$0.84	$1.14	$1.15

Diluted earnings per common share (a)
Income from continuing operations	$0.44	$0.89	$1.19	$1.35
Discontinued operations, net	0.01	(0.05)	(0.05)	(0.20)
Diluted earnings per common share	$0.45	$0.84	$1.14	$1.15
Dividends per common share	$0.32	$0.33	$0.33	$0.33

Market price per common share
High	$64.00	$71.59	$79.58	$85.20
Low	$47.50	$51.52	$58.67	$73.74

(a)	Represent amounts attributable to common stock after deducting noncontrolling interest amounts.
(b)	Includes a fourth quarter after-tax charge of $111 million for asset impairments related to certain Argentine producing properties.

Supplemental Oil and Gas Information (Unaudited)

The following tables set forth Occidental’s net interests in quantities of proved developed and undeveloped reserves of crude oil, NGLs, condensate and natural gas and changes in such quantities.  Unless otherwise indicated hereafter, discussion of oil or oil and liquids refers to crude oil, condensate and NGLs.  In addition, discussions of oil and gas production or volumes, in general, refer to sales volumes unless the context requires or it is indicated otherwise.  The reserves are stated after applicable royalties.  The estimated reserves include Occidental's economic interests under production sharing contracts (PSCs) and other similar economic arrangements.
Occidental’s estimates of proved reserves and associated future net cash flows as of December 31, 2010 were made by Occidental’s technical personnel and are the responsibility of management.  The reserve estimation process involves reservoir engineers, geoscientists, planning engineers and financial analysts.  Estimates of proved reserves are collected in a database and changes in this database are reviewed by engineering personnel to ensure accuracy.  As part of this process, all reserves volumes are estimated by a forecast of production rates, operating costs and capital expenditures.  Price differentials between benchmark prices and realized prices and specifics of each operating agreement are then used to estimate the net reserves.  Production rate forecasts are derived by a number of methods, including estimates from decline curve analyses, material balance calculations that take into account the volumes of substances replacing the volumes produced and associated reservoir pressure changes, or computer simulation of the reservoir performance.  Operating and capital costs are forecasted using the current cost environment applied to expectations of future operating and development activities.
The current Senior Director of Worldwide Reserves and Reservoir Engineering is responsible for overseeing the preparation of reserve estimates, including the internal audit and review of Occidental's oil and gas reserves data.  The Senior Director has over 29 years of experience in the upstream sector of the exploration and production business, and has held various assignments in North America, Asia and Europe.  He is a three-time past Chair of the Society of Petroleum Engineers Oil and Gas Reserves Committee.  He is an American Association of Petroleum Geologists (AAPG) Certified Petroleum Geologist and the current Chair of the AAPG Committee on Resource Evaluation. He is a member of the Society of Petroleum Evaluation Engineers, the Colorado School of Mines Potential Gas Committee and the UNECE Expert Group on Resource Classification.  He is also an active member of the Joint Committee on Reserves Evaluator Training (JCORET).  The Senior Director has Bachelor of Science and Master of Science degrees in geology from Emory University in Atlanta.
Occidental has a Corporate Reserves Review Committee (Reserves Committee), consisting of senior corporate officers, to monitor, review and approve Occidental's oil and gas reserves.  The Reserves Committee reports to the Audit Committee of Occidental's Board of Directors during the year.  Since 2003, Occidental has retained Ryder Scott Company, L.P. (Ryder Scott), independent petroleum engineering consultants, to review its annual oil and gas reserve estimation processes.
In 2010, Ryder Scott conducted a process review of Occidental’s methods and analytical procedures utilized by Occidental’s engineering and geological staff for estimating the proved reserves volumes, preparing the economic evaluations and determining the reserves classifications as of December 31, 2010, in accordance with the U.S. Securities and Exchange Commission (SEC) regulatory standards.  Ryder Scott reviewed the specific application of such methods and procedures for selected oil and gas properties considered to be a valid representation of Occidental’s total proved reserves portfolio.  In 2010, Ryder Scott reviewed approximately 20 percent of Occidental’s proved oil and gas reserves.  Since being engaged in 2003, Ryder Scott has reviewed the specific application of Occidental’s reserve estimation methods and procedures for approximately 74 percent of Occidental’s proved oil and gas reserves.  Management retains Ryder Scott to provide objective third-party input on its methods and procedures and to gather industry information applicable to Occidental’s reserve estimation and reporting process.  Ryder Scott has not been engaged to render an opinion as to the reasonableness of reserves quantities reported by Occidental.  Occidental has filed Ryder Scott's independent report as an exhibit to this Form 10-K.
Based on its reviews, including the data, technical processes and interpretations presented by Occidental, Ryder Scott has concluded that the overall procedures and methodologies Occidental utilized in estimating the proved reserves volumes for the reviewed properties are appropriate for the purpose thereof, and comply with current SEC regulations.
Effective beginning the year ended December 31, 2009, the SEC and the Financial Accounting Standards Board modified certain disclosure requirements for oil and gas properties.  Occidental adopted these requirements as of December 31, 2009.  As a result, proved oil and gas reserves are now calculated using the unweighted arithmetic average of the first-day-of-the-month price for each month within the year instead of the year-end market price.  For the 2010, 2009 and 2008 disclosures, the West Texas Intermediate oil prices used were $79.43 per barrel, $61.18 per barrel and $44.60 per barrel, respectively.  The Henry Hub gas prices used for the 2010, 2009 and 2008 disclosures were $4.39 per MMBtu, $3.99 per MMBtu and $5.71 per MMBtu, respectively.  Occidental does not have any reserves from non-traditional sources.  The adoption of the new requirements did not have a material effect on Occidental's proved reserves.
Historically, Occidental’s production volumes and reserves had been reported as a mix of pre-tax and after-tax volumes while its revenues reflected pre-tax sales.  This difference is caused by Occidental’s PSCs in the Middle East/North Africa where production is immediately taken and sold to pay the local income tax.  Occidental has historically reported these volumes as additional revenues and income taxes but not additional production and reserves.  To simplify Occidental’s reporting and to conform with industry practice, Occidental included these volumes in its reserves as of December 31, 2009.  Beginning in 2010, Occidental’s production volumes match revenues reported.  For ease of comparison, prior year data for daily production volumes and for results per unit of production computations are shown using pre-tax amounts.

Oil Reserves
In millions of barrels (MMbbl)
	United States	Latin America	(a,b)	Middle East/ North Africa	Total
proved developed and undeveloped reserves
Balance at December 31, 2007	1,707	214		308	2,229
Revisions of previous estimates	(243)	(6)		137	(112)
Improved recovery	99	44		46	189
Extensions and discoveries	11	—		—	11
Purchases of proved reserves	71	—		—	71
Sales of proved reserves	(2)	—		—	(2)
Production	(96)	(28)		(47)	(171)
Balance at December 31, 2008	1,547	224		444 (c)	2,215
Revisions of previous estimates	58	(32)		108	134
Improved recovery	56	38		51	145
Extensions and discoveries	29	3		—	32
Purchases of proved reserves	15	—		11	26
Sales of proved reserves	—	—		—	—
Production	(99)	(30)		(52)	(181)
Balance at December 31, 2009	1,606	203		562 (c)	2,371
Revisions of previous estimates	8	44		(36)	16
Improved recovery	98	37		42	177
Extensions and discoveries	1	2		—	3
Purchases of proved reserves	83	—		30	113
Sales of proved reserves (d)	—	(3)		—	(3)
Production	(99)	(27)		(75)	(201)
Balance at December 31, 2010	1,697	256		523 (c)	2,476
proved developed reserves
December 31, 2007	1,406	120		265	1,791
December 31, 2008	1,209	124		345	1,678
December 31, 2009	1,286	129		446	1,861
December 31, 2010 (e)	1,289	160		427	1,876
proved undeveloped reserves
December 31, 2007	301	94		43	438
December 31, 2008	338	100		99	537
December 31, 2009	320	74		116	510
December 31, 2010 (f)	408	96		96	600

(a)
Proved reserves as of December 31, 2009, 2008 and 2007 include proved oil reserves related to the noncontrolling interest of a Colombian subsidiary.  On December 31, 2010, Occidental restructured its Colombia operations to take a direct working interest in the related assets.  As a result, the December 31, 2010 proved reserves amounts exclude the noncontrolling interest.

(b)
Includes Argentine proved oil reserves of 166 MMbbl, 108 MMbbl, 135 MMbbl and 153 MMbbl as of December 31, 2010, 2009, 2008 and 2007, respectively, which have been classified as held for sale.  The Argentine proved developed and proved undeveloped reserves were 91 MMbbl and 75 MMbbl, 58 MMbbl and 50 MMbbl, 62 MMbbl and 73 MMbbl, and 71 MMbbl and 82 MMbbl as of December 31, 2010, 2009, 2008 and 2007, respectively.

(c)	Proved reserve amounts relate to PSCs.
(d)	Includes the change to no longer include the Colombian noncontrolling interest.
(e)	Approximately 6 percent of the proved developed reserves at December 31, 2010 are nonproducing, the majority of which are located in the United States.
(f)	The amount of Occidental's proved undeveloped reserves that have not been developed for over five years was not material.

Gas Reserves
In billions of cubic feet (Bcf)
	United States	Latin America (a)	Middle East/ North Africa (b)	Total
proved developed and undeveloped reserves
Balance at December 31, 2007	2,672	208	963	3,843
Revisions of previous estimates	(490)	(26)	328	(188)
Improved recovery	281	46	21	348
Extensions and discoveries	76	—	—	76
Purchases of proved reserves	832	—	—	832
Sales of proved reserves	(3)	—	—	(3)
Production	(215)	(16)	(76)	(307)
Balance at December 31, 2008	3,153	212	1,236	4,601
Revisions of previous estimates	(688)	(40)	281	(447)
Improved recovery	137	26	11	174
Extensions and discoveries	362	2	—	364
Purchases of proved reserves	67	—	736	803
Sales of proved reserves	—	—	—	—
Production	(232)	(17)	(89)	(338)
Balance at December 31, 2009	2,799	183	2,175	5,157
Revisions of previous estimates	(55)	16	(60)	(99)
Improved recovery	344	53	87	484
Extensions and discoveries	7	4	12	23
Purchases of proved reserves	186	—	—	186
Sales of proved reserves	—	—	—	—
Production	(247)	(18)	(166)	(431)
Balance at December 31, 2010	3,034	238	2,048	5,320
proved developed reserves
December 31, 2007	1,997	140	932	3,069
December 31, 2008	1,866	142	1,206	3,214
December 31, 2009	1,931	125	1,759	3,815
December 31, 2010 (c)	2,007	158	1,665	3,830
proved undeveloped reserves
December 31, 2007	675	68	31	774
December 31, 2008	1,287	70	30	1,387
December 31, 2009	868	58	416	1,342
December 31, 2010 (d)	1,027	80	383	1,490

(a)
Includes Argentine proved natural gas reserves of 182 Bcf, 130 Bcf, 149 Bcf and 148 Bcf as of December 31, 2010, 2009, 2008 and 2007, respectively, which have been classified as held for sale.  The Argentine proved developed and proved undeveloped reserves were 108 Bcf and 74 Bcf, 74 Bcf and 56 Bcf, 82 Bcf and 67 Bcf, and 81 Bcf and 67 Bcf as of December 31, 2010, 2009, 2008 and 2007, respectively.

(b)	Proved reserve amounts relate to PSCs.
(c)	Approximately 2 percent of the proved developed reserves at December 31, 2010 are nonproducing, the majority of which are located in the United States.
(d)	The amount of Occidental's proved undeveloped reserves that have not been developed for over five years was not material.

Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

In millions	United States	Latin America (a)	Middle East/ North Africa	Total
december 31, 2010
Proved properties	$28,516	$1,816	$12,231	$42,563
Unproved properties (b)	3,474	5	190	3,669
Total capitalized costs (c)	31,990	1,821	12,421	46,232
Accumulated depreciation, depletion and amortization	(9,321)	(1,050)	(5,960)	(16,331)
Net capitalized costs	$22,669	$771	$6,461	$29,901
december 31, 2009
Proved properties	$24,488	$1,900	$10,909	$37,297
Unproved properties (b)	1,709	—	158	1,867
Total capitalized costs (c)	26,197	1,900	11,067	39,164
Accumulated depreciation, depletion and amortization	(7,956)	(1,154)	(4,826)	(13,936)
Net capitalized costs	$18,241	$746	$6,241	$25,228
december 31, 2008
Proved properties	$22,425	$1,676	$9,490	$33,591
Unproved properties (b)	1,855	—	417	2,272
Total capitalized costs (c)	24,280	1,676	9,907	35,863
Accumulated depreciation, depletion and amortization	(6,669)	(957)	(4,021)	(11,647)
Net capitalized costs	$17,611	$719	$5,886	$24,216

(a)
Includes net capitalized cost of $31 million and $45 million as of December 31, 2009 and 2008, respectively, related to the noncontrolling interest in a Colombian subsidiary.  Excludes Argentine capitalized costs of $2.6 billion, $2.5 billion and $2.8 billion as of December 31, 2010, 2009 and 2008, respectively.

(b)
The 2010, 2009 and 2008 amounts primarily consist of Midcontinent Gas, Permian, California and Libya.  The 2010 amount also includes the unproved properties acquired in 2010 located in North Dakota and West Virginia.

(c)	Includes costs related to leases, exploration costs, lease and well equipment, other equipment, capitalized interest, asset retirement obligations and other costs.

Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, were as follows:

In millions	United States	Latin America	(a)	Middle East/ North Africa	Total
for the year ended december 31, 2010
Property acquisition costs
Proved properties	$2,084	$131		$63	$2,278
Unproved properties	2,290	—		—	2,290
Exploration costs	177	26		126	329
Development costs	1,674	482		1,231	3,387
Costs incurred	$6,225	$639		$1,420	$8,284
for the year ended december 31, 2009
Property acquisition costs
Proved properties	$569	$—		$158	$727
Unproved properties	100	—		3	103
Exploration costs	131	26		50	207
Development costs	1,223	560		996	2,779
Costs incurred	$2,023	$586		$1,207	$3,816
for the year ended december 31, 2008
Property acquisition costs
Proved properties	$1,819	$8		$4	$1,831
Unproved properties	1,362	—		348	1,710
Exploration costs	130	96		115	341
Development costs	1,740	864		1,496	4,100
Costs incurred	$5,051	$968		$1,963	$7,982
(a)
Includes exploration and development costs of $2 million and $5 million, $0 and $13 million, and $7 million and $21 million in 2010, 2009 and 2008, respectively, related to the noncontrolling interest in a Colombian subsidiary.  Also includes Argentine costs incurred.

The results of operations of Occidental’s oil and gas producing activities for continuing operations, which exclude oil and gas trading activities and items such as asset dispositions, corporate overhead, interest and royalties, were as follows:

In millions	United States	Latin America	(a)	Middle East/ North Africa	Total
for the year ended december 31, 2010
Revenues (b)	$7,578	$1,046		$5,621	$14,245
Production costs (c)	1,757	167		698	2,622
Other operating expenses	432	15		208	655
Depreciation, depletion and amortization	1,412	122		1,134	2,668
Taxes other than on income	454	18		—	472
Charges for impairments	275	—		—	275
Exploration expenses	158	7		97	262
Pretax income	3,090	717		3,484	7,291
Income tax expense (d)	929	227		1,689	2,845
Results of operations	$2,161	$490		$1,795	$4,446
for the year ended december 31, 2009
Revenues (b)	$5,832	$957		$4,195	$10,984
Production costs (c)	1,452	161		601	2,214
Other operating expenses	389	31		208	628
Depreciation, depletion and amortization	1,237	198		823	2,258
Taxes other than on income	399	14		—	413
Exploration expenses	156	15		83	254
Pretax income	2,199	538		2,480	5,217
Income tax expense (d)	594	151		1,227	1,972
Results of operations	$1,605	$387		$1,253	$3,245
for the year ended december 31, 2008
Revenues (b)	$9,581	$1,510		$6,287	$17,378
Production costs (c)	1,666	173		589	2,428
Other operating expenses	350	27		159	536
Depreciation, depletion and amortization	1,094	139		760	1,993
Taxes other than on income	544	25		—	569
Charges for impairments	—	—		81	81
Exploration expenses	92	35		181	308
Pretax income	5,835	1,111		4,517	11,463
Income tax expense (d)	1,857	285		2,284	4,426
Results of operations	$3,978	$826		$2,233	$7,037

(a)
Includes revenues of $129 million, $118 million and $209 million, production costs of $17 million, $17 million and $21 million, and results of operations of $72 million, $49 million and $116 million in 2010, 2009 and 2008, respectively, related to the noncontrolling interest in a Colombian subsidiary.

(b)	Revenues from net production exclude royalty payments and other adjustments.
(c)
Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, treating, primary processing, field storage and insurance on proved properties, but do not include DD&A, royalties, income taxes, interest, general and administrative and other expenses.

(d)	United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead.

Results per Unit of Production for Continuing Operations

	United States	Latin America	(a)	Middle East/ North Africa	Total	(b)
for the year ended december 31, 2010
Revenues from net production barrel of oil equivalent ($/bbl.)(c,d)	$54.14	$73.31		$54.49	$55.35
Production costs	12.55	11.70		6.77	10.19
Other operating expenses	3.09	1.05		2.02	2.55
Depreciation, depletion and amortization	10.09	8.55		10.99	10.37
Taxes other than on income	3.24	1.26		—	1.83
Charges for impairments	1.96	—		—	1.07
Exploration expenses	1.13	0.49		0.94	1.02
Pretax income	22.08	50.26		33.77	28.32
Income tax expense (e)	6.64	15.91		16.37	11.05
Results of operations	$15.44	$34.35		$17.40	$17.27
for the year ended december 31, 2009
Revenues from net production barrel of oil equivalent ($/bbl.)(c,d)	$42.47	$54.65		$45.40	$44.43
Production costs	10.57	9.19		6.50	8.95
Other operating expenses	2.83	1.77		2.25	2.54
Depreciation, depletion and amortization	9.01	11.31		8.91	9.13
Taxes other than on income	2.91	0.80		—	1.67
Exploration expenses	1.14	0.86		0.90	1.03
Pretax income	16.01	30.72		26.84	21.11
Income tax expense (e)	4.33	8.62		13.28	7.98
Results of operations	$11.68	$22.10		$13.56	$13.13
for the year ended december 31, 2008
Revenues from net production barrel of oil equivalent ($/bbl.)(c,d)	$72.51	$88.24		$72.62	$73.70
Production costs	12.61	10.11		6.84	10.32
Other operating expenses	2.65	1.58		1.85	2.28
Depreciation, depletion and amortization	8.28	8.12		8.83	8.47
Taxes other than on income	4.12	1.46		—	2.42
Charges for impairments	—	—		0.94	0.34
Exploration expenses	0.70	2.05		2.10	1.31
Pretax income	44.15	64.92		52.06	48.56
Income tax expense (e)	14.05	16.65		26.53	18.81
Results of operations	$30.10	$48.27		$25.53	$29.75

(a)	Includes the noncontrolling interest in a Colombian subsidiary.
(b)	Results per unit of production is calculated using the volumes produced from continuing operations.
(c)
Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil.  Barrels of oil equivalence does not necessarily result in price equivalence.  The price of natural gas on a barrel of oil equivalent basis has been substantially lower than the corresponding price for crude oil over the recent past.

(d)	Revenues from net production exclude royalty payments and other adjustments.
(e)	United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead.

Standardized Measure, Including Year-to-Year Changes Therein, of Discounted Future Net Cash Flows
For purposes of the following disclosures, future cash flows as of December 31, 2010 and 2009 were computed by applying to Occidental's proved oil and gas reserves the unweighted arithmetic average of the first-day-of-the-month price for each month within the years ended December 31, 2010 and 2009, respectively, unless prices were defined by contractual arrangements, excluding escalations based upon future conditions.  Future cash flows as of December 31, 2008 was computed by applying year-end prices to Occidental’s proved reserves, unless prices were defined by contractual arrangements.  Future operating and capital costs are forecasted using the current cost environment applied to expectations of future operating and development activities.  Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows.  The discount was computed by application of a 10-percent discount factor.  The calculations assumed the continuation of existing economic, operating and contractual conditions at each of December 31, 2010, 2009 and 2008.  Such arbitrary assumptions have not necessarily proven accurate in the past.  Other assumptions of equal validity would give rise to substantially different results.  The realized prices used to calculate future cash flows vary by producing area and market conditions.

Standardized Measure of Discounted Future Net Cash Flows
In millions
	United States	Latin America (a)	Middle East/ North Africa	Total
at december 31, 2010
Future cash inflows	$133,080	$15,751	$39,156	$187,987
Future costs
Production costs and other operating expenses	(54,362)	(6,905)	(9,228)	(70,495)
Development costs (b)	(9,820)	(1,665)	(3,743)	(15,228)
Future income tax expense	(20,319)	(1,716)	(12,585)	(34,620)
Future net cash flows	48,579	5,465	13,600	67,644
Ten percent discount factor	(26,481)	(2,343)	(4,428)	(33,252)
Standardized measure of discounted future net cash flows	$22,098	$3,122	$9,172	$34,392
at december 31, 2009
Future cash inflows	$96,997	$10,175	$32,344	$139,516
Future costs
Production costs and other operating expenses	(42,352)	(3,796)	(7,605)	(53,753)
Development costs (b)	(7,895)	(1,467)	(3,305)	(12,667)
Future income tax expense	(13,386)	(994)	(10,010)	(24,390)
Future net cash flows	33,364	3,918	11,424	48,706
Ten percent discount factor	(18,348)	(1,297)	(4,009)	(23,654)
	15,016	2,621	7,415	25,052
Less: net cash flows attributable to noncontrolling interests	—	(89)	—	(89)
Standardized measure of discounted future net cash flows	$15,016	$2,532	$7,415	$24,963
at december 31, 2008
Future cash inflows	$75,267	$9,880	$17,053	$102,200
Future costs
Production costs and other operating expenses	(38,315)	(4,449)	(6,960)	(49,724)
Development costs (b)	(7,376)	(1,713)	(2,446)	(11,535)
Future income tax expense	(6,867)	(853)	—	(7,720)
Future net cash flows	22,709	2,865	7,647	33,221
Ten percent discount factor	(12,344)	(1,033)	(3,129)	(16,506)
	10,365	1,832	4,518	16,715
Less: Net cash flows attributable to noncontrolling interests	—	(19)	—	(19)
Standardized measure of discounted future net cash flows	$10,365	$1,813	$4,518	$16,696

(a)	Includes Argentine future net cash flows of $1.7 billion, $1.2 billion and $1.2 billion as of December 31, 2010, 2009 and 2008, respectively.
(b)	Includes asset retirement costs.

Changes in the Standardized Measure of Discounted Future
Net Cash Flows From Proved Reserve Quantities
In millions

For the years ended December 31,	2010	2009	2008

Beginning of year	$24,963	$16,696	$42,842
Sales and transfers of oil and gas produced, net of production costs and other operating expenses	(12,132)	(7,869)	(12,689)
Net change in prices received per barrel, net of production costs and other operating expenses	15,872	16,473	(37,335)
Extensions, discoveries and improved recovery, net of future production and development costs	4,939	3,743	2,271
Change in estimated future development costs	(2,609)	(1,353)	(3,603)
Revisions of quantity estimates	(3)	3,214	(1,451)
Development costs incurred during the period	3,405	2,814	4,107
Accretion of discount	2,962	1,950	5,383
Net change in income taxes	(4,876)	(9,396)	13,418
Purchases and sales of reserves in place, net	1,871	325	854
Changes in production rates and other	—	(1,634)	2,899
Net change	9,429	8,267	(26,146)
End of year	$34,392	$24,963	$16,696

Average Sales Prices
The following table sets forth, for each of the three years in the period ended December 31, 2010, Occidental’s approximate average sales prices for continuing operations.

			United States	Latin America	(a)	Middle East/ North Africa	Total
2010
Oil	–	Average sales price ($/bbl.)	$73.79	$75.29		$76.67	$75.16
Gas	–	Average sales price ($/mcf.)	$4.53	$7.73		$0.82	$3.11
2009
Oil	–	Average sales price ($/bbl.)	$56.74	$55.89		$58.75	$57.31
Gas	–	Average sales price ($/mcf.)	$3.46	$5.70		$1.00	$2.83
2008
Oil	–	Average sales price ($/bbl.)	$91.16	$91.92		$94.70	$92.35
Gas	–	Average sales price ($/mcf.)	$8.03	$7.29		$1.01	$6.22

(a)	Sales prices include royalties with respect to certain of Occidental’s interests.

Net Productive and Dry — Exploratory and Development Wells Completed
The following table sets forth, for each of the three years in the period ended December 31, 2010, Occidental’s net productive and dry–exploratory and development wells completed.

			United States	Latin America	(a)	Middle East/ North Africa	Total
2010
Oil	–	Exploratory	8.4	4.9		1.8	15.1
		Development	406.6	159.9		121.3	687.8
Gas	–	Exploratory	—	—		5.0	5.0
		Development	93.3	—		4.6	97.9
Dry	–	Exploratory	17.3	0.8		2.8	20.9
		Development	10.0	—		0.4	10.4
2009
Oil	–	Exploratory	5.5	7.0		0.7	13.2
		Development	224.3	159.1		105.3	488.7
Gas	–	Exploratory	—	—		—	—
		Development	14.5	—		2.0	16.5
Dry	–	Exploratory	13.7	3.4		2.9	20.0
		Development	1.8	0.7		0.7	3.2
2008
Oil	–	Exploratory	6.6	16.6		2.0	25.2
		Development	527.9	215.9		137.0	880.8
Gas	–	Exploratory	—	—		—	—
		Development	223.5	—		1.3	224.8
Dry	–	Exploratory	3.5	10.6		13.0	27.1
		Development	10.9	5.7		—	16.6

(a)	Includes exploratory and development wells completed by Argentine operations and the noncontrolling interest in a Colombian subsidiary.

Productive Oil and Gas Wells
The following table sets forth, as of December 31, 2010, Occidental’s productive oil and gas wells (both producing and capable of production).

Wells at December 31, 2010			United States		(a)	Latin America		(a,b)	Middle East/ North Africa		(a)	Total
Oil	–	Gross (c)	26,492	(1,108)		3,976	(2,725)		2,415	(61)		32,883	(3,894)
		Net (d)	20,758	(825)		3,085	(2,498)		1,247	(28)		25,090	(3,351)
Gas	–	Gross (c)	5,516	(278)		133	(104)		120	(1)		5,769	(383)
		Net (d)	4,600	(229)		131	(104)		62	(1)		4,793	(334)

(a)	The numbers in parentheses indicate the number of wells with multiple completions.
(b)	Includes productive wells related to Argentine operations.
(c)	The total number of wells in which interests are owned.
(d)	The sum of fractional interests.

Participation in Exploratory and Development Wells Being Drilled
The following table sets forth, as of December 31, 2010, Occidental’s participation in exploratory and development wells being drilled.

Wells at December 31, 2010		United States	Latin America	(a)	Middle East/ North Africa	Total
Exploratory and development wells
–	Gross	87	18		17	122
–	Net	62	11		10	83

(a)	Includes Argentine operations.

At December 31, 2010, Occidental was participating in 177 pressure maintenance projects, mostly waterfloods, in the United States, 14 in Latin America and 24 in the Middle East/North Africa.

Oil and Gas Acreage
The following table sets forth, as of December 31, 2010, Occidental’s holdings of developed and undeveloped oil and gas acreage.

Thousands of acres at December 31, 2010		United States	(a)	Latin America	(b)	Middle East/ North Africa	Total
Developed (c)
–	Gross (d)	7,724		572		1,512	9,808
–	Net (e)	4,522		496		690	5,708
Undeveloped (f)
–	Gross (d)	5,824		2,230		18,166	26,220
–	Net (e)	2,632		1,584		16,357	20,573

(a)	Includes approximately 1.6 million acres in California, the vast majority of which are net fee mineral interests.
(b)	Includes acreage related to Argentine operations.
(c)	Acres spaced or assigned to productive wells.
(d)	Total acres in which interests are held.
(e)	Sum of the fractional interests owned based on working interests, or interests under PSCs and other economic arrangements.
(f)	Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether the acreage contains proved reserves.

Oil and Natural Gas Sales Volumes and Production Per Day
The following tables set forth the sales volumes and production of oil and liquids and natural gas per day for each of the three years in the period ended December 31, 2010.  The differences between the sales volumes and production per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

Sales Volumes per Day	2010	2009	2008
United States
Oil and liquids (MBBL)
California	92	93	89
Permian	161	164	164
Midcontinent Gas	18	14	10
TOTAL	271	271	263
Natural gas (MMCF)
California	280	250	235
Permian	133	125	116
Midcontinent Gas	264	260	236
TOTAL	677	635	587
Latin America
Crude oil (MBBL)
Colombia (a)	36	45	43
Natural gas (MMCF)
Bolivia	16	16	21
Middle East/North Africa
Oil and liquids (MBBL)
Bahrain	3	—	—
Dolphin	24	25	26
Libya	13	12	19
Oman	61	50	34
Qatar	76	79	80
Yemen	30	35	32
TOTAL	207	201	191
Natural gas (MMCF)
Bahrain	169	10	—
Dolphin	236	257	231
Oman	48	49	53
TOTAL	453	316	284

Sales Volumes from Continuing Operations (MBOE)	705	678	645

Held for Sale (b)
Oil and liquids (MBBL)	37	37	32
Natural gas (MMCF)	34	30	21
Total Sales Volumes (MBOE) (c)	748	720	681
(See footnotes following the Production per Day table)

Production per Day	2010	2009	2008
United States
Oil and liquids (MBBL)	271	271	263
Natural gas (MMCF)	677	635	587
Latin America
Crude oil (MBBL)
Colombia	37	45	44
Natural gas (MMCF)	16	16	21
Middle East/North Africa
Oil and liquids (MBBL)
Bahrain	3	—	—
Dolphin	24	26	25
Iraq	3	—	—
Libya	13	11	19
Oman	62	50	34
Qatar	76	79	80
Yemen	31	34	32
TOTAL	212	200	190
Natural gas (MMCF)	453	316	284

Total Production from Continuing Operations (MBOE)	711	677	645

Held for Sale (b)
Crude oil (MBBL)	36	36	34
Natural gas (MMCF)	34	30	21
Total Production (MBOE) (c)	753	718	683

(a)
Includes sales volumes per day of 4 mbbl, 6 mbbl and 6 mbbl for the years ended December 31, 2010, 2009 and 2008, respectively, related to the noncontrolling interest in a Colombian subsidiary.  Includes production volumes per day of 5 mbbl, 6 mbbl and 6 mbbl for the years ended December 31, 2010, 2009 and 2008, respectively, related to the noncontrolling interest in a Colombia subsidiary.

(b)	Occidental has classified its Argentine operations as held for sale.
(c)	Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil.

Schedule II – Valuation and Qualifying Accounts	Occidental Petroleum Corporation
In millions	and Subsidiaries

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
2010
Allowance for doubtful accounts	$30	$(9)	$—	$(2)	$19

Environmental	$403	$26	$3	$(66)	$366
Litigation, tax and other reserves	226	20	6	(59)	193

	$629	$46	$9	$(125)	$559	(b)
2009
Allowance for doubtful accounts	$34	$4	$—	$(8)	$30

Environmental	$439	$26	$4	$(66)	$403
Litigation, tax and other reserves	288	3	(6)	(59)	226

	$727	$29	$(2)	$(125)	$629	(b)
2008
Allowance for doubtful accounts	$31	$4	$—	$(1)	$34

Environmental	$457	$29	$25	$(72)	$439
Litigation, tax and other reserves	301	67	(6)	(74)	288

	$758	$96	$19	$(146)	$727	(b)

Note:  The amounts presented represent continuing operations.

(a)	Primarily represents payments.
(b)	Of these amounts, $102 million, $112 million and $119 million in 2010, 2009 and 2008, respectively, are classified as current.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a	Controls and Procedures
Disclosure Controls and Procedures
Occidental's Chairman of the Board of Directors and Chief Executive Officer and its Executive Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's Chairman of the Board of Directors and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of December 31, 2010.
There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.  Management’s Annual Assessment of and Report on Occidental’s Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are set forth in Item 8.

Part III
Item 10	Directors, Executive Officers and Corporate Governance
Occidental has adopted a Code of Business Conduct (Code).  The Code applies to the Chairman of the Board of Directors and Chief Executive Officer; Executive Vice President and Chief Financial Officer; Vice President, Controller and Principal Accounting Officer; and persons performing similar functions (Key Personnel).  The Code also applies to Occidental's directors, its employees and the employees of entities it controls.  The Code is posted at www.oxy.com.  Occidental will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to its Key Personnel or directors by disclosing the nature of that amendment or waiver on its website.
This item incorporates by reference the information regarding Occidental's directors appearing under the caption "Election of Directors" (except information under the sub-caption " – Compensation of Directors") and "Nominations for Directors for Term Expiring in 2013" in Occidental's definitive proxy statement filed in connection with its May 6, 2011, Annual Meeting of Stockholders (2011 Proxy Statement). The list of Occidental's executive officers and related information under "Executive Officers" set forth in Part I of this report is incorporated by reference herein.

Item 11	Executive Compensation
This item incorporates by reference the information appearing under the captions "Executive Compensation" (except information under the sub-caption " – 2010 Performance Highlights") and "Election of Directors – Information Regarding the Board of Directors and Its Committees," and " – Compensation of Directors" in the 2011 Proxy Statement.

Item 12	Security Ownership of Certain Beneficial Owners and Management
This item incorporates by reference the information with respect to security ownership appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2011 Proxy Statement.  See also the information under "Securities Authorized for Issuance Under Equity Compensation Plans" in Part II, Item 5 of this report.

Item 13	Certain Relationships and Related Transactions and Director Independence
This item incorporates by reference the information appearing under the caption "Election of Directors – Information Regarding the Board of Directors and its Committees – Independence", " – Corporate Governance" and " – Related Party Transactions" in the 2011 Proxy Statement.

Item 14	Principal Accountant Fees and Services
This item incorporates by reference the information with respect to accountant fees and services appearing under the captions "Ratification of Independent Auditors – Audit and Other Fees" and " – Report of the Audit Committee" in the 2011 Proxy Statement.

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

3.(ii)*
Bylaws of Occidental, as amended through October 13, 2010 (filed as Exhibit 3.(ii) to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

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
4.8
Officers’ Certificate, dated December 16, 2010, establishing the terms and form of the 1.45% Senior Notes due 2013, the 2.50% Senior Notes due 2016 and the 4.10% Senior Notes due 2021 (replaces Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated December 13, 2010 (date of earliest event reported) filed December 17, 2010, File No. 1-9210, for the purpose of correcting a typographical error).

4.9*
Form of 1.45% Senior Note due 2013 (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated December 13, 2010 (date of earliest event reported) filed December 17, 2010, File No. 1-9210).

___________________________
* Incorporated herein by reference

4.10*
Form of 2.50% Senior Note due 2016 (filed as Exhibit 4.3 to the Current Report on Form 8-K of Occidental dated December 13, 2010 (date of earliest event reported) filed December 17, 2010, File No. 1-9210).

4.11*
Form of 4.10% Senior Note due 2021 (filed as Exhibit 4.4 to the Current Report on Form 8-K of Occidental dated December 13, 2010 (date of earliest event reported) filed December 17, 2010, File No. 1-9210).

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

10.16*
Amendment Number 1 to the Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective As Of January 1, 2005, Amended And Restated As Of November 1, 2008) (filed as Exhibit 10.16 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2009, File No. 1-9210).

10.17*
Amendment Number 2 to the Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective As Of January 1, 2005, Amended And Restated As Of November 1, 2008) (filed as Exhibit 10.17 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2009, File No. 1-9210).

___________________________
* Incorporated herein by reference

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

___________________________
* Incorporated herein by reference

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

10.44*
Description of Automatic Grant of Directors’ Restricted Stock Awards Pursuant to the Terms of the Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental dated for the fiscal quarter ended June 30, 2010, File No. 1-9210).

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

10.48	Amendment of the Terms and Conditions of 2007 Performance-Based Stock Awards.
10.49*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Return On Equity Incentive Award (Cash-based, Cash-settled Award) (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated July 18, 2007 (date of earliest event reported), File No. 1-9210).

10.50*
Form of Amendment to Occidental Petroleum Corporation 2005 Long-Term Incentive Plan 2007 Return on Equity Incentive Award Grant Agreement, dated as of July 18, 2007, between Occidental and each of Dr. Ray R. Irani and Stephen I. Chazen (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental dated for the fiscal quarter ended June 30, 2010, File No. 1-9210).

10.51*
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

10.54*
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

10.56*
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

10.58*
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

10.61*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Agreement (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 15, 2009 (Date of Earliest Event Reported), File No. 1-9210).

10.62*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

___________________________
* Incorporated herein by reference

10.63*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

10.64*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Equity-based, Cash-settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

10.65*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Equity-based, Cash-settled Award) (alternate – CV) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

10.66*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.67*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms and Conditions (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2010.
21	List of subsidiaries of Occidental at December 31, 2010.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineers.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Ryder Scott Company Process Review of the Estimated Future Reserves and Income Attributable to Certain Fee, Leasehold and Royalty Interests and Certain Economic Interests Derived Through Certain Production Sharing Contracts.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

___________________________
* Incorporated herein by reference

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

February 24, 2011	By:	/s/ Ray R. Irani
Ray R. Irani
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Ray R. Irani
Ray R. Irani	Chairman of the Board of Directors	February 24, 2011
and Chief Executive Officer

/s/ James M. Lienert
James M. Lienert	Executive Vice President and	February 24, 2011
Chief Financial Officer

/s/ Roy Pineci
Roy Pineci	Vice President, Controller and	February 24, 2011
Principal Accounting Officer

/s/ Spencer Abraham
Spencer Abraham	Director	February 24, 2011

/s/ Howard I. Atkins
Howard I. Atkins	Director	February 24, 2011

/s/ John S. Chalsty
John S. Chalsty	Director	February 24, 2011

/s/ Stephen I. Chazen
Stephen I. Chazen	Director	February 24, 2011

/s/ Edward P. Djerejian
Edward P. Djerejian	Director	February 24, 2011

/s/ John E. Feick
John E. Feick	Director	February 24, 2011

	Title	Date
/s/ Margaret M. Foran
Margaret M. Foran	Director	February 24, 2011

/s/ Carlos M. Gutierrez
Carlos M. Gutierrez	Director	February 24, 2011

/s/ Irvin W. Maloney
Irvin W. Maloney	Director	February 24, 2011

/s/Avedick B. Poladian
Avedick B. Poladian	Director	February 24, 2011

/s/ Rodolfo Segovia
Rodolfo Segovia	Director	February 24, 2011

/s/ Aziz D. Syriani
Aziz D. Syriani	Director	February 24, 2011

/s/ Rosemary Tomich
Rosemary Tomich	Director	February 24, 2011

/s/ Walter L. Weisman
Walter L. Weisman	Director	February 24, 2011

This report was printed on recycled paper.
© 2011 Occidental Petroleum Corporation

EXHIBITS

4.8
Officers’ Certificate, dated December 16, 2010, establishing the terms and form of the 1.45% Senior Notes due 2013, the 2.50% Senior Notes due 2016 and the 4.10% Senior Notes due 2021 (replaces Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated December 13, 2010 (date of earliest event reported) filed December 17, 2010, File No. 1-9210, for the purpose of correcting a typographical error).

10.48	Amendment of the Terms and Conditions of 2007 Performance-Based Stock Awards.

12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2010.

21	List of subsidiaries of Occidental at December 31, 2010.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Petroleum Engineers.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Ryder Scott Company Process Review of the Estimated Future Reserves and Income Attributable to Certain Fee, Leasehold and Royalty Interests and Certain Economic Interests Derived Through Certain Production Sharing Contracts.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.