Form 10-Q
period 2011-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2011-05-05
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer☑   Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011
Common stock $.20 par value	812,874,618 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets —
		March 31, 2011 and December 31, 2010	2

		Consolidated Condensed Statements of Income —
		Three months ended March 31, 2011 and 2010	4

		Consolidated Condensed Statements of Cash Flows —
		Three months ended March 31, 2011 and 2010	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4.	Controls and Procedures	26

Part II	Other Information

	Item 1.	Legal Proceedings	27

	Item 2.	Share Repurchase Activities	27

	Item 6.	Exhibits	28

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Amounts in millions)

	2011	2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,100	$2,578

Trade receivables, net	6,009	5,032

Marketing and trading assets and other	998	900

Assets of discontinued operations	―	2,861

Inventories	1,091	1,041

Prepaid expenses and other	393	647

Total current assets	10,591	13,059

INVESTMENTS IN UNCONSOLIDATED ENTITIES	2,093	2,039

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $21,296 at March 31, 2011 and $20,630 at December 31, 2010	40,598	36,536

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	783	798

TOTAL ASSETS	$54,065	$52,432
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Amounts in millions)

	2011		2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$1,000	$	―
Accounts payable	5,076		4,646
Accrued liabilities	2,856		2,397
Domestic and foreign income taxes	361		170
Liabilities of discontinued operations	98		612

Total current liabilities	9,391		7,825

LONG-TERM DEBT, NET	3,748		5,111

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	3,724		3,445
Long-term liabilities of discontinued operations	112		115
Other	3,432		3,452
	7,268		7,012

STOCKHOLDERS' EQUITY
Common stock, at par value	177		177
Treasury stock	(4,241)		(4,228)
Additional paid-in capital	7,201		7,191
Retained earnings	31,043		29,868
Accumulated other comprehensive loss	(522)		(524)
Total stockholders’ equity	33,658		32,484
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,065		$52,432
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Amounts in millions, except per-share amounts)

	2011	2010
REVENUES AND OTHER INCOME
Net sales	$5,726	$4,616
Interest, dividends and other income	32	21
Gains on disposition of assets, net	21	1
	5,779	4,638
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,526	2,273
Selling, general and administrative and other operating expenses	441	349
Taxes other than on income	151	121
Exploration expense	84	56
Interest and debt expense, net	215	37
	3,417	2,836
Income before income taxes and other items	2,362	1,802
Provision for domestic and foreign income taxes	1,054	746
(Income) from equity investments	(97)	(65)
Income from continuing operations	1,405	1,121
Discontinued operations, net	144	(33)
Net income	1,549	1,088
Less: Net income attributable to noncontrolling interest	―	(24)
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$1,549	$1,064

BASIC EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$1.72	$1.35
Discontinued operations, net	0.18	(0.04)
BASIC EARNINGS PER COMMON SHARE	$1.90	$1.31
DILUTED EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$1.72	$1.35
Discontinued operations, net	0.18	(0.04)
DILUTED EARNINGS PER COMMON SHARE	$1.90	$1.31
DIVIDENDS PER COMMON SHARE	$0.46	$0.33
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Amounts in millions)

	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,549	$1,088
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net	(144)	33
Depreciation, depletion and amortization of assets	890	763
Deferred income tax provision	276	94
Other noncash charges to income	194	169
Gains on disposition of assets, net	(21)	(1)
Undistributed earnings from equity investments	(48)	(51)
Dry hole and impairment expense	49	32
Changes in operating assets and liabilities, net	(632)	113
Other operating, net	106	(21)
Operating cash flow from continuing operations	2,219	2,219
Operating cash flow from discontinued operations, net of taxes	3	8
Net cash provided by operating activities	2,222	2,227
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,325)	(768)
Payments for purchases of assets and businesses	(3,015)	(299)
Sales of assets, net	44	7
Other, net	(15)	72
Investing cash flow from continuing operations	(4,311)	(988)
Investing cash flow from discontinued operations	2,570	(80)
Net cash used by investing activities	(1,741)	(1,068)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,000	―
Payments of long-term debt	(1,523)	(227)
Proceeds from issuance of common stock	3	2
Purchases of treasury stock	(13)	―
Excess share-based tax benefits and other	5	3
Distributions to noncontrolling interest	(121)	―
Cash dividends paid	(310)	(269)
Net cash used by financing activities	(959)	(491)
(Decrease) increase in cash and cash equivalents	(478)	668
Cash and cash equivalents—beginning of period	2,578	1,224
Cash and cash equivalents—end of period	$2,100	$1,892
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2011

1.

General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), and/or one or more entities in which it owns a majority voting interest (subsidiaries). Occidental has made its disclosures in accordance with United States generally accepted accounting principles as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes.  The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2011, and the consolidated statements of income and cash flows for the three months ended March 31, 2011 and 2010, as applicable. The income and cash flows for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been reclassified to conform to the 2011 presentation.

2.

Asset Acquisitions, Dispositions and Other Transactions

In the first quarter of 2011, Occidental acquired a 40-percent participating interest in the Shah Field high sulfur content gas development project in Abu Dhabi.  Occidental partnered with the Abu Dhabi National Oil Company in a 30-year joint venture agreement for the $10 billion project, of which Occidental’s portion is approximately $4 billion.  Accrued liabilities as of March 31, 2011 in the accompanying balance sheet included Occidental’s approximately $500 million share of development expenditures incurred by the project prior to the date the final agreement was signed.

In the first quarter of 2011, Occidental paid approximately $3.0 billion for acquisitions, which included oil and gas properties in South Texas, California and the Permian Basin.

In February 2011, Occidental initiated redemption of all of its $1.0 billion 7-percent senior notes due 2013 and all of its $368 million 6.75-percent senior notes due 2012.  Occidental recorded a $163 million pre-tax charge upon completion of the redemption in March 2011.

In December 2010, Occidental executed an agreement with a subsidiary of China Petrochemical Corporation (Sinopec) to sell its Argentine oil and gas operations for after-tax proceeds of approximately $2.6 billion.  Occidental recorded a pre-tax gain of $225 million when the sale closed in February 2011.  Net revenues and pre-tax income (losses) for discontinued operations related to Argentina were $97 million and $2 million for the three months ended March 31, 2011 and $155 million and ($43) million for the three months ended March 31, 2010, respectively.  As of March 31, 2011 and December 31, 2010, the assets of discontinued operations related to Argentina were $0 and $2.9 billion, respectively, which were mainly comprised of property, plant and equipment as of December 31, 2010.  As of March 31, 2011, the liabilities of discontinued operations related to Argentina were $5 million, which comprised accrued liabilities.  As of December 31, 2010, these liabilities were $513 million, which mainly comprised deferred tax liabilities and accrued liabilities.

In March 2011, Occidental borrowed $1 billion for short term cash needs.  The full amount was repaid in April 2011.

Occidental has ceased its exploration activity in Libya due to the ongoing political unrest there and sanctions imposed by the United States government.  As a result, Occidental wrote off the entire amount of the capitalized and suspended exploration costs incurred to date, including lease acquisition costs, of approximately $35 million.  The producing fields in Libya are operated by Libyan companies and the impact of the current situation on those operations is uncertain at this time.  Further, United States sanctions imposed in February 2011 currently prevent Occidental from participating in these operations.  The net book value of Occidental’s Libyan producing properties at March 31, 2011 was $839 million.  At December 31, 2010, these properties had net proved reserves estimated at 57 million barrels, approximately 2 percent of Occidental’s total proved reserves.  Occidental Libya’s 2010 sales and production volumes were 13,000 BOE per day, representing less than 2 percent of Occidental’s worldwide volumes.  Going forward, Occidental will not report any production from Libya until the sanctions are no longer in effect and the conditions permit.    Occidental’s Libyan operations, excluding exploration costs, had $25 million and $31 million of after-tax income and cash flows, respectively, for the year ended December 31, 2010.

3.	Accounting and Disclosure Changes Occidental has not made any significant accounting and disclosure changes for the three months ended March 31, 2011.
4.	Comprehensive Income The following table presents Occidental’s comprehensive income for the three months ended March 31, 2011 and 2010 (in millions):
		2011	2010
	Net income attributable to common stock	$1,549	$1,064
	Other comprehensive income (loss) items
	Foreign currency translation adjustments	6	(3)
	Pension and postretirement adjustments	7	7
	Unrealized gains (losses) on derivatives	(25)	23
	Reclassification of realized losses on derivatives and other	14	21
	Other comprehensive income, net of tax	2	48
	Comprehensive income attributable to common stock	$1,551	$1,112
	There were no other comprehensive income (loss) items related to noncontrolling interests for the three months ended March 31, 2011 and 2010.
5.

Supplemental Cash Flow Information

Occidental paid U.S. federal, state and foreign income taxes for continuing operations of approximately $584 million and $454 million during the three months ended March 31, 2011 and 2010, respectively.  Additionally, net payments for income taxes related to discontinued operations were $0 million and $42 million for the three months ended March 31, 2011 and 2010, respectively.  Interest paid totaled approximately $213 million (including $154 million for early extinguishment premium) and $29 million for the three months ended March 31, 2011 and 2010, respectively.

6.
Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of March 31, 2011 and December 31, 2010 consisted of the following (in millions):

		2011	2010
	Raw materials	$64	$63
	Materials and supplies	431	414
	Finished goods	668	636
		1,163	1,113
	LIFO reserve	(72)	(72)
	Total	$1,091	$1,041

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

As of March 31, 2011, Occidental participated in or monitored remedial activities or proceedings at 168 sites.  The following table presents Occidental’s environmental remediation reserves as of March 31, 2011, the current portion of which is included in accrued liabilities ($78 million) and the remainder in deferred credits and other liabilities – other ($296 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

		Number of Sites	Reserve Balance (in millions)
	NPL sites	38	$55
	Third-party sites	80	102
	Occidental-operated sites	21	123
	Closed or non-operated Occidental sites	29	94
	Total	168	$374

As of March 31, 2011, Occidental’s environmental reserves exceeded $10 million at 13 of the 168 sites described above, and 120 of the sites had reserves from $0 to $1 million each.  Occidental expects to expend funds corresponding to approximately half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $375 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2010.  For management’s opinion with respect to environmental matters, refer to Note 8.

8.

Lawsuits, Claims, Commitments, Contingencies and Related Matters

OPC or certain of its subsidiaries are named, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies.  The ultimate amount of losses and the timing of any such losses that Occidental may incur resulting from currently outstanding lawsuits, claims and proceedings cannot be determined reliably at this time.  Occidental accrues reserves for all of these matters when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Reserve balances as of March 31, 2011 and December 31, 2010 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible additional losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible additional losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

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

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of March 31, 2011, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

9.
Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three months ended March 31, 2011 and 2010 (in millions):

		2011		2010
	Net Periodic Benefit Costs	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
	Service cost	$5	$6	$4	$5
	Interest cost	7	11	8	11
	Expected return on plan assets	(8)	―	(8)	―
	Recognized actuarial loss	3	8	3	6
	Total	$7	$25	$7	$22
	Occidental contributed $2 million in each of the three-month periods ended March 31, 2011 and 2010 to its defined benefit pension plans.
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

Occidental generally uses an income approach to measure fair value when there is not a market observable price for an identical or similar asset or liability.  This approach utilizes management's assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk-adjusted discount rate.

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of March 31, 2011 and December 31, 2010 (in millions):
	Fair Value Measurements at March 31, 2011 Using
Description	Level 1	Level 2		Level 3		Netting and Collateral	(a)	Total Fair Value
Assets:
Trading equity securities – natural resources industry	$123	$	―	$	―	$	―	$123
Trading U.S. treasury securities	10		―		―		―	10
Commodity derivatives	708		882		―		(1,250)	340
Total assets	$841		$882	$	―		$(1,250)	$473
Liabilities:
Commodity derivatives	$825		$1,070	$	―		$(1,325)	$570
Total liabilities	$825		$1,070	$	―		$(1,325)	$570

	Fair Value Measurements at December 31, 2010 Using
Description	Level 1	Level 2		Level 3		Netting and Collateral	(a)	Total Fair Value
Assets:
Trading equity securities – natural resources industry	$116	$	―	$	―	$	―	$116
Trading U.S. treasury securities	10		―		―		―	10
Commodity derivatives	178		797		―		(680)	295
Total assets	$304		$797	$	―		$(680)	$421
Liabilities:
Commodity derivatives	$201		$916	$	―		$(736)	$381
Total liabilities	$201		$916	$	―		$(736)	$381
(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values - Nonrecurring
During the three months ended March 31, 2011 and 2010, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments
The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such similar instruments’ maturities.  The estimated fair values of Occidental’s debt, as of March 31, 2011 and December 31, 2010, were approximately $4.9 billion and $5.5 billion, respectively, compared to carrying values of $4.7 billion and $5.1 billion, respectively.

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

Through its marketing and trading activities and within its established policy controls and procedures, Occidental uses derivative instruments, including a combination of short-term futures, forwards, options and swaps, to improve realized prices for its crude oil, gas and natural gas liquids (NGL).  Additionally, Occidental, through its Phibro trading unit, engages in trading activities using derivatives for the purpose of generating profits mainly from market price changes of commodities.  Occidental has also used derivatives to reduce its exposure to price volatility on a small portion of its crude oil and gas production.

Cash-Flow Hedges

As of March 31, 2011 and December 31, 2010, Occidental held a series of collar agreements that qualify as cash-flow hedges for the sale of approximately 3 percent of its crude oil production.  These agreements are for existing domestic production and continue to the end of 2011.  The following table presents the daily quantities and weighted-average strike prices of Occidental's collar positions as of March 31, 2011 and December 31, 2010:

Crude Oil – Collars	Daily Volume (barrels)	Average Floor	Average Cap
April 2011 – December 2011 (a)	12,000	$32.92	$46.27
(a)	At December 31, 2010, these contracts were outstanding with the same daily volumes and terms indicated and also covered the period from January 1, 2011 to March 31, 2011.

In 2009, Occidental entered into financial swap agreements related to the sale of a portion of its natural gas production from the Rocky Mountain region of the United States that qualify as cash-flow hedges. The following table presents the daily quantities and weighted-average prices that will be received by Occidental as of March 31, 2011 and December 31, 2010:

Natural Gas – Swaps	Daily Volume (cubic feet)	Average Price
April 2011 – March 2012 (a)	50 million	$6.07
(a)	At December 31, 2010, these contracts were outstanding with the same daily volumes and terms indicated and also covered the period from January 1, 2011 to March 31, 2011.

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s North American leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes.  These agreements continue through March 31, 2012.  As of March 31, 2011 and December 31, 2010, Occidental had approximately 4 billion cubic feet and 28 billion cubic feet of natural gas held in storage, respectively.  As of March 31, 2011 and December 31, 2010, Occidental had cash-flow hedges for the forecasted sale, to be settled by physical delivery, of approximately 4 billion cubic feet and 24 billion cubic feet of this natural gas held in storage, respectively.

The following table presents the pre-tax gains and losses recognized in, and reclassified from, Accumulated Other Comprehensive Income (AOCI) and recognized in income (net sales), including any hedge ineffectiveness, for derivative instruments classified as cash-flow hedges for the three months ended March 31, 2011 and 2010 (in millions):

Commodity Contracts	2011	2010
Unrealized gains (losses) recognized in AOCI – effective portion	$(40)	$37
Amount of losses reclassified from AOCI into income – effective portion	$22	$32
(Losses) gains recognized in income – ineffective portion	$(1)	$2

The following table summarizes net after-tax derivative activity recorded in AOCI for the three months ended March 31, 2011 and 2010 (in millions):
	2011	2010
Beginning balance – AOCI	$(111)	$(227)
(Losses) gains from changes in cash-flow hedges	(25)	23
Losses reclassified to income	14	21
Ending balance – AOCI	$(122)	$(183)

During the next twelve months, Occidental expects that approximately $109 million of net after-tax derivative losses included in AOCI, based on their valuation as of March 31, 2011, will be reclassified into income.

Derivatives Not Designated as Hedging Instruments
Occidental’s third-party marketing and trading activities focus on purchasing crude oil, natural gas and NGL for resale from partners, producers and third parties whose supply is located near midstream and marketing assets, such as pipelines, processing plants and storage facilities, that are owned or leased by Occidental.  These purchases allow Occidental to aggregate volumes to maximize prices received for Occidental’s production.  The third-party marketing and trading purchase and sales contracts generally approximate each other with respect to aggregate volumes and terms.  In addition, Occidental’s Phibro trading unit uses derivative instruments, including forwards, futures, swaps and options, some of which may be for physical delivery, in its strategy to profit from market price changes.

The following table presents gross volumes of Occidental’s commodity derivatives contracts not designated as hedging instruments as of March 31, 2011 and December 31, 2010:

	Volumes
Commodity	2011	2010
Sales contracts related to Occidental’s production
Crude oil (million barrels)	6	8

Third-party marketing and trading activities
Purchase contracts
Crude oil (million barrels)	292	136
Natural gas (billion cubic feet)	866	833
Precious metals (million troy ounces)	3	13

Sales contracts
Crude oil (million barrels)	205	144
Natural gas (billion cubic feet)	984	1,156
Precious metals (million troy ounces)	2	1

In addition, Occidental has certain other commodity trading contracts, including agricultural products, metals and electricity, as well as foreign exchange contracts, which were not material to Occidental as of March 31, 2011 and December 31, 2010.

Occidental has crude oil sales contracts representing a small portion of Occidental's domestic crude oil production.  A substantial portion of the sales contracts that existed at March 31, 2011 from third-party marketing and trading activities is going to be fulfilled by existing purchase contracts with substantially identical terms.  For a substantial portion of the sales commitments not satisfied by such contracts as of March 31, 2011, Occidental has entered into offsetting contracts after March 31, 2011.  The remaining portion is not material to Occidental.

Approximately $11 million and $42 million of losses from derivatives not designated as hedging instruments were recognized in net sales for the three months ended March 31, 2011 and 2010, respectively.

Fair Value of Derivatives The following table presents the gross fair value of Occidental’s outstanding derivatives as of March 31, 2011 and December 31, 2010 (in millions):
	Asset Derivatives		Liability Derivatives
March 31, 2011	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$34	Accrued liabilities	$204

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	1,491	Accrued liabilities	1,627
	Long-term receivables and other assets, net	65	Deferred credits and other liabilities	64
		1,556		1,691
Total gross fair value		1,590		1,895
Less: counterparty netting and cash collateral (b)		(1,250)		(1,325)
Total net fair value of derivatives		$340		$570

	Asset Derivatives		Liability Derivatives
December 31, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$51	Accrued liabilities	$209
	Long-term receivables and other assets, net	9	Deferred credits and other liabilities	―
		60		209

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	829	Accrued liabilities	823
	Long-term receivables and other assets, net	86	Deferred credits and other liabilities	85
		915		908
Total gross fair value		975		1,117
Less: counterparty netting and cash collateral (c)		(680)		(736)
Total net fair value of derivatives		$295		$381
(a)	The above fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.
(b)	As of March 31, 2011, collateral received of $41 million has been netted against derivative assets and collateral paid of $116 million has been netted against derivative liabilities.
(c)	As of December 31, 2010, collateral received of $39 million has been netted against derivative assets and collateral paid of $95 million has been netted against derivative liabilities.
See Note 10 for fair value measurement disclosures on derivatives.

Credit Risk

A majority of Occidental’s derivative transaction volume is executed through exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these transactions are executed on a daily margin basis.  Collateral of $220 million and $154 million deposited by Occidental for such contracts with clearing houses and brokers, which has not been reflected in the derivative fair value tables, is included in the marketing and trading assets and other balance as of March 31, 2011 and December 31, 2010, respectively.

In addition, Occidental executes a portion of its derivative transactions in the over-the-counter (OTC) market.  Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments.  Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, by entering into master netting arrangements with the counterparties and by requiring collateral, as appropriate.  Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary.  Certain of Occidental's OTC derivative instruments contain credit risk contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of March 31, 2011 and December 31, 2010, Occidental had a net liability of $190 million and $234 million, respectively, for which the amount of collateral posted was $29 million and $10 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit rating, it would not have resulted in a material change in its collateral-posting requirements as of March 31, 2011 and December 31, 2010.

12.

Industry Segments

Occidental conducts its continuing operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream, marketing and other (midstream and marketing).  The oil and gas segment explores for, develops, produces and markets crude oil, NGL and condensate (collectively “liquids”), and natural gas.  The chemical segment manufactures and markets basic chemicals, vinyls and other chemicals.  The midstream and marketing segment gathers, treats, processes, transports, stores, purchases and markets liquids, natural gas, carbon dioxide (CO2) and power.  It also trades around its assets, including pipelines and storage capacity, and trades oil and gas, other commodities and commodity-related securities.

Earnings of industry segments generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment assets and income from segment equity investments.

The following table presents Occidental’s industry segment and corporate disclosures (in millions):
			Midstream,	Corporate
			Marketing	and
	Oil and Gas	Chemical	and Other	Eliminations		Total
Three months ended March 31, 2011

Net sales	$4,367	$1,165	$412	$(218	)(a)	$5,726

Pretax operating profit (loss)	$2,468	$219	$114	$(342	)(b)	$2,459
Income taxes	―	―	―	(1,054	)(c)	(1,054)
Discontinued operations, net	―	―	―	144	(d)	144
Net income (loss) attributable to common stock	$2,468	$219	$114	$(1,252)		$1,549
Three months ended March 31, 2010

Net sales	$3,491	$956	$369	$(200	)(a)	$4,616

Pretax operating profit (loss)	$1,885	$30	$94	$(142	)(b)	$1,867
Income taxes	―	―	―	(746	)(c)	(746)
Discontinued operations, net	―	―	―	(33)		(33)
Net income attributable to noncontrolling interest	(24)	―	―	―		(24)
Net income (loss) attributable to common stock	$1,861	$30	$94	$(921)		$1,064
(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity is able to obtain in third-party transactions.
(b)
Includes net interest expense (including the early debt extinguishment costs of $163 million for the quarter ended March 31, 2011), administration expense, environmental remediation and other pre-tax items.

(c)	Includes all foreign and domestic income taxes from continuing operations.
(d)	Reflects the after-tax gain from the sale of the Argentine operations.

13.
Earnings Per Share

Occidental’s instruments containing rights to nonforfeitable dividends granted in share-based payment transactions are considered participating securities prior to vesting, and, therefore, have been included in the earnings allocations in computing basic and diluted EPS under the two-class method.

Basic EPS was computed by dividing net income attributable to common stock, net of income attributable to participating securities, by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS further reflected the dilutive effect of stock options and unvested stock awards.

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2011 and 2010:

	(in millions, except per-share amounts)	2011	2010
	Basic EPS
	Income from continuing operations	$1,405	$1,121
	Less: Income from continuing operations attributable to noncontrolling interest	―	(24)
	Income from continuing operations attributable to common stock	1,405	1,097
	Discontinued operations, net	144	(33)
	Net income attributable to common stock	1,549	1,064
	Less: Net income allocated to participating securities	(3)	(1)
	Net income attributable to common stock, net of participating securities	$1,546	$1,063
	Weighted average number of basic shares	812.6	812.1
	Basic EPS	$1.90	$1.31

	Diluted EPS
	Net income attributable to common stock, net of participating securities	$1,546	$1,063
	Weighted average number of basic shares	812.6	812.1
	Dilutive effect of potentially dilutive securities	0.8	1.4
	Total diluted weighted average common shares	813.4	813.5
	Diluted EPS	$1.90	$1.31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income of $1.5 billion for the first quarter of 2011 on net sales of $5.7 billion, compared to net income of $1.1 billion on net sales of $4.6 billion for the same period of 2010.  Diluted earnings per share (EPS) were $1.90 for the first quarter of 2011 compared to $1.31 for the same period of 2010.

The increase in net income for the three months ended March 31, 2011, compared to the same period of 2010, reflected higher crude oil and natural gas liquids (NGL) prices, higher volumes across all products in the oil and gas segment, and higher margins and volumes across most chemical products, including calcium chloride.  These increases were partly offset by higher oil and gas operating costs, depreciation, depletion and amortization (DD&A) rates and lower domestic natural gas prices.

Net income for the three months ended March 31, 2011 included net after-tax charges of $44 million.  These items included pre-tax gains of $225 million from the sale of the Argentine operations and $22 million from the sale of an interest in a Colombian pipeline.  Pre-tax charges included $163 million related to the early redemption of $1.4 billion face value of debt, a $35 million write-off of the entire accumulated cost of exploration properties in Libya and non-recurring charges for state and foreign taxes of $62 million.  Net income for the three months ended March 31, 2010 included after-tax charges of $33 million for discontinued operations.

Unless indicated otherwise, net income and EPS reflect net income attributable to common stock.

Selected Income Statement Items

The increase in net sales for the three months ended March 31, 2011, compared to the same period of 2010, reflected higher product prices and volumes across nearly all products in the oil and gas and chemical segments.

The increase in cost of sales for the three months ended March 31, 2011, compared to the same period of 2010, reflected higher oil and gas operating costs, including increased workovers and maintenance activity and higher costs for energy, as well as higher DD&A rates.  The increase in interest and debt expense, net was mainly due to the $163 million early debt extinguishment charge recorded in the first quarter of 2011.

The increase in provision for domestic and foreign income taxes for the three months ended March 31, 2011, compared to the same period of 2010, was largely due to higher pre-tax income. In addition, the effective tax rate increased, caused by discrete foreign and state tax items in the three months ended March 31, 2011. The income from discontinued operations, net, for the three months ended March 31, 2011, primarily reflected the $144 million after-tax gain recorded from the sale of the Argentine operations.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the change in cash and cash equivalents.

The increase in trade receivables, net, reflected higher sales and the timing of increased oil prices in the first quarter of 2011, compared to the fourth quarter of 2010.  The decrease in assets of discontinued operations was due to the sale of Occidental’s Argentine operations, which closed in February 2011.  The decrease in prepaid expenses and other reflects the closing of the South Texas acquisition in January 2011, for which a deposit was made in 2010.  The increase in property, plant and equipment, net, reflected capital expenditures of approximately $1.3 billion and acquisitions of $3.7 billion, partially offset by DD&A.

The increase in short-term borrowings reflected Occidental’s March 2011 borrowings of $1.0 billion.  The increase in accounts payable was primarily due to the increase in the price of crude oil for the first quarter of 2011, compared to the fourth quarter of 2010.  Current and long-term liabilities of discontinued operations decreased due to the sale of Occidental’s Argentine operations.  The increase in accrued liabilities included the $500 million payment to be made in the second quarter of 2011 related to the Shah Field development project and mark-to-market activity for derivative financial instruments, partially offset by payments made on various year-end accruals.  The increase in domestic and foreign income taxes payable reflected higher income and the timing of estimated income tax payments. The decrease in long-term debt, net, reflected the first quarter 2011 early redemption of $1.4 billion of senior notes.  The increase in deferred and other domestic and foreign income taxes was due to higher capital expenditures.  The increase in stockholder’s equity reflected net income for the first three months of 2011, partially offset by dividend payments.

Segment Operations

Occidental conducts its continuing operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing.  The oil and gas segment explores for, develops, produces and markets crude oil, NGL and condensate (collectively “liquids”), and natural gas.  The chemical segment manufactures and markets basic chemicals, vinyls and other chemicals.  The midstream and marketing segment gathers, treats, processes, transports, stores, purchases and markets liquids, natural gas, CO2 and power.  It also trades around its assets, including pipelines and storage capacity, and trades oil and gas, other commodities and commodity-related securities.

The following table sets forth the sales and earnings of each operating segment and corporate items for the three months ended March 31, 2011 and 2010 (in millions):

	2011	2010
Net Sales (a)
Oil and Gas	$4,367	$3,491
Chemical	1,165	956
Midstream, Marketing and Other	412	369
Eliminations	(218)	(200)
	$5,726	$4,616
Segment Earnings (b)
Oil and Gas	$2,468	$1,861 (c)
Chemical	219	30
Midstream, Marketing and Other	114	94
	2,801	1,985

Unallocated Corporate Items (b)
Interest expense, net	(214)	(35)
Income taxes	(1,054)	(746)
Other expense, net	(128)	(107)

Income from continuing operations	1,405	1,097 (c)
Discontinued operations, net (b)	144 (d)	(33)

Net income	$1,549	$1,064 (c)
(a)	Intersegment sales are generally made at prices approximating those that the selling entity is able to obtain in third-party transactions.
(b)	Refer to “Significant Items Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream, Marketing and Other Segment” and “Corporate” discussions that follow.
(c)	Represents amounts attributable to common stock shown after deducting noncontrolling interest amount of $24 million for the three months ended March 31, 2010.
(d)	Reflects the after-tax gain from the sale of the Argentine operations.

Significant Transactions and Events Affecting Earnings

The following table sets forth, for the three months ended March 31, 2011 and 2010, the effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

		2011		2010
Oil & Gas
Libya exploration write-off		$(35)	$	―
Gain on sale of Colombian pipeline interest		22		―
Foreign tax		(29)		―
Total Oil and Gas		$(42)	$	―

Chemical
No significant items affecting earnings	$	―	$	―
Total Chemical	$	―	$	―

Midstream, Marketing and Other
No significant items affecting earnings	$	―	$	―
Total Midstream, Marketing and Other	$	―	$	―

Corporate
Premium on debt extinguishments		$(163)	$	―
State income tax charge		(33)		―
Tax effect of pre-tax adjustments		50		―
Discontinued operations, net*		144		(33)
Total Corporate		$(2)		$(33)
Total		$(44)		$(33)
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three months ended March 31, 2011 and 2010 (in millions):

	2011	2010
Oil & Gas earnings	$2,468	$1,861	(a)
Chemical earnings	219	30
Midstream, Marketing and Other earnings	114	94
Unallocated corporate items	(342)	(142)
Pre-tax income	2,459	1,843	(a)

Income tax expense
Federal and state	466	307
Foreign	588	439
Total	1,054	746
Income from continuing operations	$1,405	$1,097	(a)
Worldwide effective tax rate	43%	40%
(a)	Represents amounts attributable to common stock shown after deducting noncontrolling interest amount of $24 million for the three months ended March 31, 2010.

Oil and Gas Segment

The following tables set forth the sales and production volumes of crude oil, NGL and natural gas per day for the three months ended March 31, 2011 and 2010.  The differences between the sales volumes and production per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

	Three Months ended March 31,
Sales Volumes per Day	2011	2010
Crude Oil (MBBL)
United States	222	221
Middle East/North Africa	209	180
Latin America (a,c)	33	39

NGL (MBBL)
United States	59	50
Middle East/North Africa	10	12

Natural Gas (MMCF)
United States	734	675
Middle East/North Africa	419	446
Latin America (c)	16	12
Total sales volumes (MBOE) (a,c,d)	728	691

Production per Day
Crude Oil (MBBL)
United States	222	221
Middle East/North Africa	212	194
Latin America (b,c)	31	39

NGL (MBBL)
United States	59	50
Middle East/North Africa	11	13

Natural Gas (MMCF)
United States	734	675
Middle East/North Africa	419	446
Latin America (c)	16	12
Total production (MBOE) (b,c,d)	730	706
(a)
Includes sales volumes per day of 6 mbbl for the three months ended March 31, 2010 related to the noncontrolling interest in a Colombian subsidiary.  On December 31, 2010, Occidental restructured its Colombian operations to take a direct working interest in the related assets.  The 2011 volumes exclude these volumes.

(b)	Includes production volumes per day of 5 mbbl for the three months ended March 31, 2010 related to the noncontrolling interest in a Colombian subsidiary. The 2011 volumes exclude these volumes.
(c)	For all periods presented, excludes volumes from the Argentine operations sold in February 2011.
(d)
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

	Three Months Ended March 31,
Average Sales Prices	2011	2010
Crude Oil ($/BBL)
United States	$88.04	$73.08
Middle East/North Africa	$96.44	$74.96
Latin America	$92.68	$75.77
Worldwide	$92.14	$74.09

NGL ($/BBL)
United States	$55.90	$52.36
Middle East/North Africa	$33.93	$26.56
Worldwide	$52.64	$47.48

Natural Gas ($/MCF)
United States	$4.21	$5.62
Latin America	$8.23	$7.35
Worldwide	$3.05	$3.74

Oil and gas segment earnings for the three months ended March 31, 2011 and 2010 were $2.5 billion and $1.9 billion, respectively.  The increase in oil and gas segment earnings for the three months ended March 31, 2011, compared to the same period of 2010, reflected higher crude oil and NGL prices and higher volumes across all products, partially offset by higher operating costs, DD&A rates and lower domestic natural gas prices.

In the first quarter of 2011, the average West Texas Intermediate (WTI) price was $94.10 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $4.27 per million British Thermal Units (BTUs), compared to $78.71 per barrel and $5.39 per million BTUs, respectively, for the first quarter of 2010.  Occidental’s realized crude oil and NGL prices for the first quarter of 2011 were $92.14 per barrel and $52.64 per barrel, respectively, compared to $74.09 per barrel and $47.48 per barrel, respectively, for the first quarter of 2010.  Based on the current levels of production and prices, if domestic natural gas prices vary by $0.50 per million BTUs, it would have an estimated effect on quarterly pre-tax income of approximately $34 million, and a $1.00 per-barrel change in WTI prices would have an estimated quarterly pre-tax impact on crude oil and NGL earnings of approximately $34 million and $4 million, respectively.  If production levels change, the sensitivity of Occidental’s results to oil and gas prices also would change.

Oil and gas production in the first quarter of 2011 was 730,000 BOE per day, compared with 701,000 BOE per day (net of a noncontrolling interest) for the same period of 2010.  Volumes increased over four percent, primarily in domestic gas and NGL production and Middle East/North Africa crude oil volumes. The increase included 25,000 BOE per day from the acquisitions in South Texas in the first quarter of 2011 and the North Dakota Williston Basin in the fourth quarter of 2010. The Middle East/North Africa contribution to the increase included new production from Iraq and higher volumes from the Mukhaizna field in Oman.  Production was reduced by 12,000 BOE per day in the Middle East/North Africa, Long Beach and Colombia as a result of higher year-over-year average oil prices affecting production sharing and similar contracts.  Dolphin and Elk Hills volumes were also lower due to planned maintenance and production shutdowns in the first quarter of 2011.  Daily sales volumes increased over six percent from 685,000 BOE per day (net of a noncontrolling interest) in the first quarter of 2010 to 728,000 BOE per day in the first quarter of 2011.  Sales volumes generally differ from production volumes due to the timing of liftings in Occidental’s international operations.  An increase in oil prices of $5.00 per barrel from the first quarter 2011 levels would result in approximately 3,500 BOE per day lower production due to the impact of higher prices affecting Occidental’s production sharing and similar contracts.

Oil and gas cash production costs, excluding production and property taxes, increased from $10.19 per BOE for the total year 2010 to $11.30 per BOE for the three months ended March 31, 2011.  The increase for the three months of 2011 reflected increased workovers and maintenance activity and higher costs for energy.  Taxes other than on income, which are directly related to product prices, were $2.25 per BOE for the first quarter of 2011, compared to $1.83 per BOE for the total year 2010.

In the first quarter of 2011, Occidental acquired a 40-percent participating interest in the Shah Field high sulfur content gas development project in Abu Dhabi.  Occidental partnered with the Abu Dhabi National Oil Company in a 30-year joint venture agreement for the $10 billion project, of which Occidental’s portion is approximately $4 billion.  Accrued liabilities as of March 31, 2011 in the accompanying balance sheet included Occidental’s approximately $500 million share of development expenditures incurred by the project prior to the date the final agreement was signed.

In the first quarter of 2011, Occidental paid approximately $3.0 billion for acquisitions, which included oil and gas properties in South Texas, California and the Permian Basin.

In December 2010, Occidental executed an agreement with a subsidiary of China Petrochemical Corporation (Sinopec) to sell its Argentine oil and gas operations for after-tax proceeds of approximately $2.6 billion.  Occidental recorded a pre-tax gain of $225 million when the sale closed in February 2011.

Occidental has ceased its exploration activity in Libya due to the ongoing political unrest there and sanctions imposed by the United States government.  As a result, Occidental wrote off the entire amount of the capitalized and suspended exploration costs incurred to date, including lease acquisition costs, of approximately $35 million.  The producing fields in Libya are operated by Libyan companies and the impact of the current situation on those operations is uncertain at this time.  Further, United States sanctions imposed in February 2011 currently prevent Occidental from participating in these operations.  The net book value of Occidental’s Libyan producing properties at March 31, 2011 was $839 million.  At December 31, 2010, these properties had net proved reserves estimated at 57 million barrels, approximately 2 percent of Occidental’s total proved reserves.  Occidental Libya’s 2010 sales and production volumes were 13,000 BOE per day, representing less than 2 percent of Occidental’s worldwide volumes.  Going forward, Occidental will not report any production from Libya until the sanctions are no longer in effect and the conditions permit.  Occidental’s Libyan operations, excluding exploration costs, had $25 million and $31 million of after-tax income and cash flows, respectively, for the year ended December 31, 2010.

Chemical Segment

Chemical segment earnings for the three months ended March 31, 2011 and 2010 were $219 million and $30 million, respectively.  Results of the first quarter of 2011 reflect strong export sales, higher margins resulting from improved supply and demand balances across most products, including calcium chloride, and lower energy costs.

Midstream, Marketing and Other Segment

Midstream and marketing segment earnings for the three months ended March 31, 2011 and 2010 were $114 million and $94 million, respectively.  Earnings for the first quarter of 2011 reflected increased income from the pipeline business and higher margins in the marketing and trading business, partially offset by lower margins in the gas processing business.

Corporate

In February 2011, Occidental initiated redemption of all of its $1.0 billion 7-percent senior notes due 2013 and all of its $368 million 6.75-percent senior notes due 2012.  Occidental recorded a $163 million pre-tax charge upon completion of the redemption in March 2011.  In March 2011, Occidental borrowed $1.0 billion for short term cash needs.  The full amount was repaid in April 2011.

Liquidity and Capital Resources

At March 31, 2011, Occidental had approximately $2.1 billion in cash on hand and available but unused committed bank credit facilities of approximately $1.5 billion. Income and cash flows are largely dependent on crude oil, NGL and natural gas prices and volumes, all of which, except domestic natural gas prices, increased in the first three months of 2011, compared to the same period of 2010. Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and any debt payments.

Occidental’s cash flow from operations for the three months ended March 31, 2011 and 2010 was approximately $2.2 billion for each period.  Net income increased $0.4 billion from $1.1 billion for the three months ended March 31, 2010 to $1.5 billion for the three months ended March 31, 2011. This increase was offset by the timing of cash collections in both periods resulting in a working capital build-up in the first quarter of 2011.  In the first three months of 2011, compared to the same period in 2010, Occidental's average worldwide realized prices for crude oil and NGL were 24 percent and 11 percent higher, respectively, while the average realized natural gas price decreased 25 percent in the U.S., where approximately 63 percent of Occidental’s natural gas was produced.  The overall impact of the chemical and midstream and marketing segments’ margins on cash flow changes was less significant than the impact of the oil and gas segment changes because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $1.7 billion for the first three months of 2011, compared to $1.1 billion for the same period of 2010.  The 2011 amount included payments of $3.0 billion for acquisitions of various interests in domestic oil and gas properties and $2.6 billion of cash received from the sale of the Argentine discontinued operations.  The 2010 amount included cash payments for foreign contracts and acquisitions of various oil and gas interests of $299 million.  Capital expenditures for the first three months of 2011 were $1.3 billion, including $1.2 billion for oil and gas.  Capital expenditures for the first three months of 2010 were $768 million, including $602 million for oil and gas.

Occidental’s net cash used by financing activities was $959 million in the first three months of 2011, compared to $491 million used for the same period of 2010.  The 2011 amount included the early repayment of Occidental’s debt of $1.5 billion, short-term borrowings of $1.0 billion, dividend payments of $310 million and $121 million of distributions paid to a noncontrolling interest partner.  The 2010 amount included payments of debt of $227 million and dividend payments of $269 million.

As of March 31, 2011, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

Occidental’s capital spending estimate for 2011 is approximately $6.8 billion and Occidental will focus on the goal of keeping Occidental’s returns well above its cost of capital.

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

As of March 31, 2011, Occidental participated in or monitored remedial activities or proceedings at 168 sites.  The following table presents Occidental’s environmental remediation reserves as of March 31, 2011, the current portion of which is included in accrued liabilities ($78 million) and the remainder in deferred credits and other liabilities — other ($296 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

		Reserve Balance
	Number of Sites	(in millions)
NPL sites	38	$55
Third-party sites	80	102
Occidental-operated sites	21	123
Closed or non-operated Occidental sites	29	94
Total	168	$374

As of March 31, 2011, Occidental’s environmental reserves exceeded $10 million at 13 of the 168 sites described above, and 120 of the sites had reserves from $0 to $1 million each.  Occidental expects to expend funds corresponding to approximately half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $375 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2010.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments, Contingencies and Related Matters

OPC or certain of its subsidiaries are named, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies.  The ultimate amount of losses and the timing of any such losses that Occidental may incur resulting from currently outstanding lawsuits, claims and proceedings cannot be determined reliably at this time.  Occidental accrues reserves for all of these matters when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Reserve balances as of March 31, 2011 and December 31, 2010 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible additional losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible additional losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

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

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of March 31, 2011, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

Recently Adopted Accounting and Disclosure Changes

None.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects.  Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; international political conditions; not successfully completing, or any material delay of, any development of new fields, expansion projects, capital expenditures, efficiency-improvement projects, acquisitions or dispositions; potential failure to achieve expected production from existing and future oil and gas development projects; exploration risks such as drilling unsuccessful wells; any general economic recession or slowdown domestically or internationally; higher-than-expected costs; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; general domestic political conditions; potential disruption or interruption of Occidental’s production or manufacturing or damage to facilities due to accidents, chemical releases, labor unrest, weather, natural disasters, political events or insurgent activity; failure of risk management; changes in law or regulations; or changes in tax rates.  Words such as “estimate”, “project”, “predict”, “will”, “would”, “should”, “could”, “may”, “might”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes generally indicate forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise.  Material risks that may affect Occidental’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of the 2010 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2011, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in the 2010 Form 10-K.

Item 4.	Controls and Procedures

Occidental's Chairman of the Board of Directors and Chief Executive Officer and its Executive Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's Chairman of the Board of Directors and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the information in Note 8 to the consolidated condensed financial statements in Part I of this Form 10-Q and Part I, Item 3, “Legal Proceedings” in the Form 10-K for the year ended December 31, 2010.

Item 2.	Share Repurchase Activities

Occidental’s share repurchase activities for the three months ended March 31, 2011 were as follows:

			Total Number	Maximum Number
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of Publicly	Yet be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased (a)	per Share	or Programs	or Programs
January 1 – 31, 2011	―	$ ―	―
February 1 – 28, 2011	129,521	$103.07	―
March 1 – 31, 2011	―	$ ―	―
Total	129,521	$103.07	―	27,155,575
(a)	Purchased from the trustee of Occidental’s defined contribution savings plan.

Item 6.	Exhibits

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2011 and 2010 and for each of the five years in the period ended December 31, 2010.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE: May 4, 2011	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2011 and 2010 and for each of the five years in the period ended December 31, 2010.

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