Form 10-Q
period 2011-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2011-08-04
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer☑   Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2011
Common stock $.20 par value	812,770,675 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets —
		June 30, 2011 and December 31, 2010	2

		Consolidated Condensed Statements of Income —
		Three and six months ended June 30, 2011 and 2010	4

		Consolidated Condensed Statements of Cash Flows —
		Six months ended June 30, 2011 and 2010	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	28

Part II	Other Information

	Item 1.	Legal Proceedings	29

	Item 2.	Share Repurchase Activities	29

	Item 6.	Exhibits	30

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Amounts in millions)

	2011	2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,994	$2,578

Trade receivables, net	5,542	5,032

Marketing and trading assets and other	813	900

Assets of discontinued operations	―	2,861

Inventories	1,202	1,041

Prepaid expenses and other	392	647

Total current assets	9,943	13,059

INVESTMENTS IN UNCONSOLIDATED ENTITIES	2,084	2,039

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $22,100 at June 30, 2011 and $20,630 at December 31, 2010	41,795	36,536

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	773	798

TOTAL ASSETS	$54,595	$52,432

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Amounts in millions)

	2011		2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$500	$	―
Accounts payable	5,030		4,646
Accrued liabilities	2,230		2,397
Domestic and foreign income taxes	237		170
Liabilities of discontinued operations	96		612

Total current liabilities	8,093		7,825

LONG-TERM DEBT, NET	3,749		5,111

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	4,002		3,445
Long-term liabilities of discontinued operations	107		115
Other	3,484		3,452
	7,593		7,012

STOCKHOLDERS' EQUITY
Common stock, at par value	177		177
Treasury stock	(4,271)		(4,228)
Additional paid-in capital	7,221		7,191
Retained earnings	32,485		29,868
Accumulated other comprehensive loss	(452)		(524)
Total stockholders’ equity	35,160		32,484
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,595		$52,432

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Amounts in millions, except per-share amounts)

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010
REVENUES AND OTHER INCOME
Net sales	$6,173	$4,603	$11,899	$9,219
Interest, dividends and other income	35	40	67	61
Gains (losses) on disposition of assets, net	―	(6)	21	(5)
	6,208	4,637	11,987	9,275
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,720	2,292	5,246	4,565
Selling, general and administrative and other operating expenses	388	282	829	631
Taxes other than on income	162	125	313	246
Exploration expense	62	69	146	125
Interest and debt expense, net	27	30	242	67
	3,359	2,798	6,776	5,634
Income before income taxes and other items	2,849	1,839	5,211	3,641
Provision for domestic and foreign income taxes	1,111	809	2,165	1,555
(Income) from equity investments	(81)	(59)	(178)	(124)
Income from continuing operations	1,819	1,089	3,224	2,210
Discontinued operations, net	(2)	(14)	142	(47)
Net income	1,817	1,075	3,366	2,163
Less: Net income attributable to noncontrolling interest	―	(12)	―	(36)
NET INCOME ATTRIBUTABLE TO
COMMON STOCK	$1,817	$1,063	$3,366	$2,127

BASIC EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$2.23	$1.32	$3.96	$2.67
Discontinued operations, net	―	(0.01)	0.18	(0.06)
BASIC EARNINGS PER COMMON SHARE	$2.23	$1.31	$4.14	$2.61
DILUTED EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$2.23	$1.32	$3.96	$2.67
Discontinued operations, net	―	(0.01)	0.17	(0.06)
DILUTED EARNINGS PER COMMON SHARE	$2.23	$1.31	$4.13	$2.61
DIVIDENDS PER COMMON SHARE	$0.46	$0.38	$0.92	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Amounts in millions)

	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,366	$2,163
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(142)	47
Depreciation, depletion and amortization of assets	1,729	1,561
Deferred income tax provision	517	159
Other noncash charges to income	317	266
(Gains) losses on disposition of assets, net	(21)	5
Undistributed earnings from equity investments	(25)	(65)
Dry hole and impairment expense	94	69
Changes in operating assets and liabilities, net	(132)	304
Other operating, net	(131)	(218)
Operating cash flow from continuing operations	5,572	4,291
Operating cash flow from discontinued operations, net of taxes	(8)	30
Net cash provided by operating activities	5,564	4,321
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(2,958)	(1,560)
Payments for purchases of assets and businesses	(3,905)	(664)
Sales of assets, net	45	17
Other, net	(43)	34
Investing cash flow from continuing operations	(6,861)	(2,173)
Investing cash flow from discontinued operations	2,570	(235)
Net cash used by investing activities	(4,291)	(2,408)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	500	―
Payments of long-term debt	(1,523)	(299)
Proceeds from issuance of common stock	5	5
Purchases of treasury stock	(43)	(11)
Excess share-based tax benefits and other	10	7
Distributions to noncontrolling interest	(121)	―
Cash dividends paid	(685)	(538)
Net cash used by financing activities	(1,857)	(836)
(Decrease) increase in cash and cash equivalents	(584)	1,077
Cash and cash equivalents—beginning of period	2,578	1,224
Cash and cash equivalents—end of period	$1,994	$2,301

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

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

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2011, and the consolidated statements of income and cash flows for the three and six months ended June 30, 2011 and 2010, as applicable. The income and cash flows for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statement balances and notes for the prior year have been reclassified to conform to the 2011 presentation.

2.	Asset Acquisitions, Dispositions and Other Transactions

During the six months ended June 30, 2011, Occidental paid approximately $3.4 billion for domestic acquisitions, which included oil and gas properties in South Texas, California and the Permian Basin.

In the first quarter of 2011, Occidental acquired a 40-percent participating interest in Al Hosn, the high sulfur gas development project of the Shah Field in Abu Dhabi.  Occidental partnered with the Abu Dhabi National Oil Company in a 30-year joint venture agreement for the $10 billion project, of which Occidental’s portion is approximately $4 billion.  In May 2011, Occidental paid approximately $500 million for its share of development expenditures incurred by the project prior to the date the final agreement was signed.

In March 2011, Occidental redeemed all of its $1.0 billion 7-percent senior notes due 2013 and all of its $368 million 6.75-percent senior notes due 2012.  Occidental recorded a $163 million pre-tax charge related to this redemption in the first quarter of 2011.

In March 2011, Occidental borrowed $1.0 billion for short-term cash needs, all of which was repaid in April 2011.  In June 2011, Occidental borrowed $500 million for short-term cash needs, all of which was repaid in July 2011.

In December 2010, Occidental executed an agreement with a subsidiary of China Petrochemical Corporation (Sinopec) to sell its Argentine oil and gas operations for after-tax proceeds of approximately $2.6 billion.  Occidental recorded a pre-tax gain of $225 million when the sale closed in February 2011.  Net revenues and pre-tax income for discontinued operations related to Argentina were $97 million and $2 million for the six months ended June 30, 2011, while there were no revenues and pre-tax income for the three months ended June 30, 2011.  Net revenues and pre-tax losses for such discontinued operations were respectively $158 million and $17 million for the three months ended June 30, 2010, and $313 million and $60 million for the six months ended June 30, 2010.  As of June 30, 2011 and December 31, 2010, the assets of discontinued operations related to Argentina were $0 and $2.9 billion, respectively, which were mainly comprised of property, plant and equipment as of December 31, 2010.  As of December 31, 2010, the liabilities of discontinued operations were $513 million, which mainly comprised deferred tax liabilities and accrued liabilities.

Occidental has ceased its exploration activity in Libya due to the ongoing political unrest there and sanctions imposed by the United States government in February 2011.  As a result, Occidental wrote off the entire amount of the capitalized and suspended exploration costs incurred to date, including lease acquisition costs, of approximately $35 million in the first quarter of 2011.  The producing fields in Libya are operated by Libyan companies and the impact of the current situation on those operations is uncertain at this time.  Further, United States sanctions currently prevent Occidental from participating in those operations.  The net book value of Occidental’s Libyan producing properties as of June 30, 2011 was $847 million. At December 31, 2010, these properties had net proved reserves estimated at 57 million barrels, approximately 2 percent of Occidental’s total proved reserves. Occidental Libya’s 2010 sales and production volumes were 13,000 BOE per day, representing less than 2 percent of Occidental’s worldwide volumes.  Going forward, Occidental will not report any production from Libya until permitted.  Occidental’s Libyan operations, excluding exploration costs, had $25 million and $31 million of after-tax income and cash flows, respectively, for the year ended December 31, 2010.

3.	Accounting and Disclosure Changes

Occidental has not made any significant accounting and disclosure changes for the three and six months ended June 30, 2011.

4.	Comprehensive Income

The following table presents Occidental’s comprehensive income for the three and six months ended June 30, 2011 and 2010 (in millions):

	Periods ended June 30
	Three months		Six months
	2011	2010	2011	2010
Net income attributable to common stock	$1,817	$1,063	$3,366	$2,127
Other comprehensive income items:
Foreign currency translation adjustments	7	(1)	13	(4)
Pension and postretirement adjustments	7	6	14	13
Unrealized gains (losses) on derivatives	21	37	(4)	60
Reclassification of realized losses on derivatives and other	35	23	49	44
Other comprehensive income, net of tax	70	65	72	113
Comprehensive income attributable to common stock	$1,887	$1,128	$3,438	$2,240

There were no other comprehensive income items related to noncontrolling interests for the three and six months ended June 30, 2011 and 2010.

5.	Supplemental Cash Flow Information

Occidental paid U.S. federal, state and foreign income taxes for continuing operations of approximately $1.6 billion and $1.3 billion during the six months ended June 30, 2011 and 2010, respectively.  Additionally, net payments for income taxes related to discontinued operations were $0 and $46 million for the six months ended June 30, 2011 and 2010, respectively.  Interest paid totaled approximately $236 million (including $154 million for early extinguishment premium) and $83 million for the six months ended June 30, 2011 and 2010, respectively.

6.	Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of June 30, 2011 and December 31, 2010 consisted of the following (in millions):

	2011	2010
Raw materials	$69	$63
Materials and supplies	433	414
Finished goods	772	636
	1,274	1,113
LIFO reserve	(72)	(72)
Total	$1,202	$1,041

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

As of June 30, 2011, Occidental participated in or monitored remedial activities or proceedings at 168 sites.  The following table presents Occidental’s environmental remediation reserves as of June 30, 2011, the current portion of which is included in accrued liabilities ($78 million) and the remainder in deferred credits and other liabilities – other ($285 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	38	$55
Third-party sites	80	97
Occidental-operated sites	21	117
Closed or non-operated Occidental sites	29	94
Total	168	$363

As of June 30, 2011, Occidental’s environmental reserves exceeded $10 million at 11 of the 168 sites described above, and 119 of the sites had reserves from $0 to $1 million each.  Occidental expects to expend funds corresponding to approximately half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $375 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2010.  For management’s opinion with respect to environmental matters, refer to Note 8.

8.	Lawsuits, Claims, Commitments, Contingencies and Related Matters

OPC or certain of its subsidiaries are named, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies.  The ultimate amount of losses and the timing of any such losses that Occidental may incur resulting from currently outstanding lawsuits, claims and proceedings cannot be determined reliably at this time.  Occidental accrues reserves for all of these matters when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Reserve balances as of June 30, 2011 and December 31, 2010 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible additional losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible additional losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits of corporate tax returns for taxable years through 2008 have concluded for U.S. federal income tax purposes, the 2009 through 2011 taxable years are currently under review by the U.S. Internal Revenue Service pursuant to its Compliance Assurance Program.  Taxable years from 2000 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental’s income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.  Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of June 30, 2011, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

9.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and six months ended June 30, 2011 and 2010 (in millions):

Three months ended June 30	2011		2010
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$5	$5	$5	$4
Interest cost	8	12	7	11
Expected return on plan assets	(8)	―	(8)	―
Amortization of prior service cost	―	―	1	―
Recognized actuarial loss	3	7	3	7
Total	$8	$24	$8	$22

Six months ended June 30	2011		2010
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$10	$11	$9	$9
Interest cost	15	23	15	22
Expected return on plan assets	(16)	―	(16)	―
Amortization of prior service cost	―	―	1	―
Recognized actuarial loss	6	15	6	13
Total	$15	$49	$15	$44

Occidental contributed $2 million and $3 million in the three-month periods ended June 30, 2011 and 2010, respectively, and $4 million and $5 million in the six-month periods ended June 30, 2011 and 2010, respectively, to its defined benefit pension plans.

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

Occidental generally uses an income approach to measure fair value when there is not a market-observable price for an identical or similar asset or liability.  This approach utilizes management’s assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk-adjusted discount rate.

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of June 30, 2011 and December 31, 2010 (in millions):

	Fair Value Measurements at June 30, 2011 Using
Description	Level 1	Level 2		Level 3		Netting and Collateral	(a)	Total Fair Value
Assets:
Trading equity securities – natural resources industry	$135	$	―	$	―	$	―	$135
Commodity derivatives	481		608		―		(801)	288
Total assets	$616		$608	$	―		$(801)	$423
Liabilities:
Commodity derivatives	$377		$764	$	―		$(830)	$311
Total liabilities	$377		$764	$	―		$(830)	$311

	Fair Value Measurements at December 31, 2010 Using
Description	Level 1	Level 2		Level 3		Netting and Collateral	(a)	Total Fair Value
Assets:
Trading equity securities – natural resources industry	$116	$	―	$	―	$	―	$116
Trading U.S. treasury securities	10		―		―		―	10
Commodity derivatives	178		797		―		(680)	295
Total assets	$304		$797	$	―		$(680)	$421
Liabilities:
Commodity derivatives	$201		$916	$	―		$(736)	$381
Total liabilities	$201		$916	$	―		$(736)	$381

(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values - Nonrecurring
During the three and six months ended June 30, 2011 and 2010, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such similar instruments’ maturities.  The estimated fair values of Occidental’s debt, as of June 30, 2011 and December 31, 2010, were approximately $4.5 billion and $5.5 billion, respectively, compared to carrying values of $4.2 billion and $5.1 billion, respectively.

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

Cash-Flow Hedges

As of June 30, 2011 and December 31, 2010, Occidental held a series of collar agreements that qualify as cash-flow hedges for the sale of approximately 3 percent of its crude oil production.  These agreements are for existing domestic production and continue to the end of 2011.  The following table presents the daily quantities and weighted-average strike prices of Occidental's collar positions as of June 30, 2011 and December 31, 2010:

Crude Oil – Collars	Daily Volume (barrels)	Average Floor	Average Cap
July 2011 –
December 2011 (a)	12,000	$32.92	$46.27

(a)	At December 31, 2010, these contracts were outstanding with the same daily volumes and terms indicated and also covered the period from January 1, 2011 to June 30, 2011.

In 2009, Occidental entered into financial swap agreements related to the sale of a portion of its natural gas production from the Rocky Mountain region of the United States that qualify as cash-flow hedges. The following table presents the daily quantities and weighted-average prices that will be received by Occidental as of June 30, 2011 and December 31, 2010:

Natural Gas – Swaps	Daily Volume (cubic feet)	Average Price
July 2011 – March 2012 (a)	50 million	$6.07

(a)	At December 31, 2010, these contracts were outstanding with the same daily volumes and terms indicated and also covered the period from January 1, 2011 to June 30, 2011.

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s North American leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes.  These agreements continue through March 31, 2012.  As of June 30, 2011 and December 31, 2010, Occidental had approximately 11 billion cubic feet and 28 billion cubic feet of natural gas held in storage, respectively. As of June 30, 2011 and December 31, 2010, Occidental had cash-flow hedges for the forecasted sale, to be settled by physical delivery, of approximately 5 billion cubic feet and 24 billion cubic feet of this natural gas held in storage, respectively.

The following table presents the pre-tax gains and losses recognized in, and reclassified from, Accumulated Other Comprehensive Income (AOCI) and recognized in income (net sales), including any hedge ineffectiveness, for derivative instruments classified as cash-flow hedges for the three and six months ended June 30, 2011 and 2010 (in millions):

	Periods ended June 30
	Three Months		Six Months
Commodity Contracts	2011	2010		2011	2010
Unrealized gains (losses) recognized in AOCI – effective portion	$34	$58		$(6)	$95
Amount of losses reclassified from AOCI into income – effective portion	$54	$30		$76	$62
Gains (losses) recognized in income – ineffective portion	$1	$(3)	$	―	$(1)

The following table summarizes net after-tax derivative activity recorded in AOCI for the three and six months ended June 30, 2011 and 2010 (in millions):

	Periods ended June 30
	Three Months		Six Months
	2011	2010	2011	2010
Beginning balance – AOCI	$(122)	$(183)	$(111)	$(227)
Gains (losses) from changes in cash-flow hedges	21	37	(4)	60
Losses reclassified to income	35	19	49	40
Ending balance – AOCI	$(66)	$(127)	$(66)	$(127)

During the next twelve months, Occidental expects that approximately $53 million of net after-tax derivative losses included in AOCI, based on their valuation as of June 30, 2011, will be reclassified into income.

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

The following table presents gross volumes of Occidental’s commodity derivatives contracts not designated as hedging instruments as of June 30, 2011 and December 31, 2010:

	Volumes
Commodity	2011	2010
Sales contracts related to Occidental’s production
Crude oil (million barrels)	9	8

Third-party marketing and trading activities
Purchase contracts
Crude oil (million barrels)	205	136
Natural gas (billion cubic feet)	888	833
Precious metals (million troy ounces)	1	13

Sales contracts
Crude oil (million barrels)	191	144
Natural gas (billion cubic feet)	998	1,156
Precious metals (million troy ounces)	1	1

In addition, Occidental has certain other commodity trading contracts, including agricultural products, metals and electricity, as well as foreign exchange contracts, which were not material to Occidental as of June 30, 2011 and December 31, 2010.

Occidental has crude oil sales contracts representing a small portion of Occidental’s domestic crude oil production.  Additionally, for third-party marketing and trading activities, a substantial portion of the sales contracts that exist at the end of a reporting period are typically fulfilled by existing purchase contracts with substantially identical terms. For a substantial portion of the natural gas sales commitments not satisfied by such contracts as of June 30, 2011, Occidental has entered into offsetting contracts after June 30, 2011. The remaining portion is not material to Occidental.

Approximately $200 million and $67 million of net gains from derivatives not designated as hedging instruments were recognized in net sales for the three months ended June 30, 2011 and 2010, respectively.  Approximately $189 million and $44 million of net gains from derivatives not designated as hedging instruments were recognized in net sales for the six months ended June 30, 2011 and 2010, respectively.

Fair Value of Derivatives
The following table presents the gross fair value of Occidental’s outstanding derivatives as of June 30, 2011 and December 31, 2010 (in millions):

	Asset Derivatives		Liability Derivatives
June 30, 2011	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$29	Accrued liabilities	$113
		29		113

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	999	Accrued liabilities	968
	Long-term receivables and other assets, net	61	Deferred credits and other liabilities	60
		1,060		1,028
Total gross fair value		1,089		1,141
Less: counterparty netting and cash collateral (b)		(801)		(830)
Total net fair value of derivatives		$288		$311

	Asset Derivatives		Liability Derivatives
December 31, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$51	Accrued liabilities	$209
	Long-term receivables and other assets, net	9	Deferred credits and other liabilities	―
		60		209

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	829	Accrued liabilities	823
	Long-term receivables and other assets, net	86	Deferred credits and other liabilities	85
		915		908
Total gross fair value		975		1,117
Less: counterparty netting and cash collateral (c)		(680)		(736)
Total net fair value of derivatives		$295		$381

(a)	The above fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.
(b)	As of June 30, 2011, collateral received of $45 million has been netted against derivative assets and collateral paid of $74 million has been netted against derivative liabilities.
(c)	As of December 31, 2010, collateral received of $39 million has been netted against derivative assets and collateral paid of $95 million has been netted against derivative liabilities.

See Note 10 for fair value measurement disclosures on derivatives.

Credit Risk

A majority of Occidental’s derivative transaction volume is executed through exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these transactions are executed on a daily margin basis.  Collateral of $64 million and $154 million deposited by Occidental for such contracts with clearing houses and brokers, which has not been reflected in the derivative fair value tables, is included in the marketing and trading assets and other balance as of June 30, 2011 and December 31, 2010, respectively.

In addition, Occidental executes a portion of its derivative transactions in the over-the-counter (OTC) market.  Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments.  Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, by entering into master netting arrangements with the counterparties and by requiring collateral, as appropriate.  Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary.  Certain of Occidental's OTC derivative instruments contain credit risk contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of June 30, 2011 and December 31, 2010, Occidental had a net liability of $66 million and $234 million, respectively, for which the amount of collateral posted was $35 million and $10 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of June 30, 2011 and December 31, 2010.

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

The following table presents Occidental’s industry segment and corporate disclosures (in millions):

			Midstream,	Corporate
			Marketing	and
	Oil and Gas	Chemical	and Other	Eliminations		Total
Six months ended
June 30, 2011

Net sales	$8,958	$2,490	$853	$(402	) (a)	$11,899

Pretax operating profit (loss)	$5,092	$472	$301	$(476	) (b)	$5,389
Income taxes	―	―	―	(2,165	) (c)	(2,165)
Discontinued operations, net	―	―	―	142	(d)	142
Net income (loss) attributable to common stock	$5,092	$472	$301	$(2,499)		$3,366

Six months ended
June 30, 2010

Net sales	$7,009	$1,969	$605	$(364	) (a)	$9,219

Pretax operating profit (loss)	$3,764	$138	$107	$(244	) (b)	$3,765
Income taxes	―	―	―	(1,555	) (c)	(1,555)
Discontinued operations, net	―	―	―	(47)		(47)
Net income attributable to noncontrolling interest	(36)	―	―	―		(36)
Net income (loss) attributable to common stock	$3,728	$138	$107	$(1,846)		$2,127

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity is able to obtain in third-party transactions.
(b)
Includes net interest expense (including the early debt extinguishment costs of $163 million for the six months ended June 30, 2011), administration expense, environmental remediation and other pre-tax items.

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

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2011 and 2010:

	Periods Ended June 30
	Three months		Six months
(in millions, except per-share amounts)	2011	2010	2011	2010
Basic EPS
Income from continuing operations	$1,819	$1,089	$3,224	$2,210
Less: Income from continuing operations attributable to noncontrolling interest	―	(12)	―	(36)
Income from continuing operations attributable to common stock	1,819	1,077	3,224	2,174
Discontinued operations, net	(2)	(14)	142	(47)
Net income attributable to common stock	1,817	1,063	3,366	2,127
Less: Net income allocated to participating securities	(3)	(1)	(6)	(3)
Net income attributable to common stock, net of participating securities	$1,814	$1,062	$3,360	$2,124
Weighted average number of basic shares	812.5	812.6	812.5	812.3
Basic EPS	$2.23	$1.31	$4.14	$2.61

Diluted EPS
Net income attributable to common stock, net of participating securities	$1,814	$1,062	$3,360	$2,124
Weighted average number of basic shares	812.5	812.6	812.5	812.3
Dilutive effect of potentially dilutive securities	0.8	1.2	0.8	1.4
Total diluted weighted average common shares	813.3	813.8	813.3	813.7
Diluted EPS	$2.23	$1.31	$4.13	$2.61

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income of $1.8 billion for the second quarter of 2011 on net sales of $6.2 billion, compared to net income of $1.1 billion on net sales of $4.6 billion for the same period of 2010.  Diluted earnings per share (EPS) were $2.23 for the second quarter of 2011, compared to $1.31 for the same period of 2010.  Occidental reported net income of $3.4 billion for the first six months of 2011 on net sales of $11.9 billion, compared to net income of $2.1 billion on net sales of $9.2 billion for the same period of 2010.  Diluted EPS were $4.13 and $2.61 for the first six months of 2011 and 2010, respectively.

Net income for the three and six months ended June 30, 2011, compared to the same periods of 2010, reflected higher worldwide crude oil and NGL prices, higher margins and volumes across most chemical products and higher margins in the marketing business, while the increase for the six months also reflected higher margins in the trading business.

Net income for the six months ended June 30, 2011 included net after-tax charges of $46 million.  These items included pre-tax gains of $225 million from the sale of the Argentine operations and $22 million from the sale of an interest in a Colombian pipeline.  Pre-tax charges included $163 million related to the early redemption of $1.4 billion face value of debt, a $35 million write-off of the entire accumulated cost of exploration properties in Libya and non-recurring charges for state and foreign taxes of $62 million.

Unless indicated otherwise, net income and EPS reflect net income attributable to common stock.

Selected Income Statement Items

The increase in net sales for the three and six months ended June 30, 2011, compared with the same periods of 2010, reflected higher prices and margins in all segments as well as higher chemical volumes.  The increase in net sales for the six-month periods also included higher oil and gas sales volumes.

The increase in cost of sales for the three and six months ended June 30, 2011, compared with the same periods of 2010, reflected higher oil and gas operating costs, including workovers and maintenance activity and higher support costs.  The increase in interest and debt expense, net, for the six-month periods was mainly due to the $163 million early debt extinguishment charge recorded in the first quarter of 2011.

The increase in provision for domestic and foreign income taxes for the three and six months ended June 30, 2011, compared with the same periods of 2010, reflected higher pre-tax income, partially offset by lower effective tax rates.  The lower tax rates are due to higher proportionate domestic income in 2011, compared to 2010.  The income from discontinued operations, net, for the six months ended June 30, 2011, primarily reflected the $144 million after-tax gain recorded from the sale of the Argentine operations.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the change in cash and cash equivalents.

The increase in trade receivables, net, reflected higher oil and NGL sales prices in the second quarter of 2011, compared to the fourth quarter of 2010.  The decrease in assets of discontinued operations was due to the sale of Occidental’s Argentine operations, which closed in February 2011.  The increase in inventories reflected 2011 production which had not been lifted as of the end of the second quarter and higher third-party marketing activity.  The decrease in prepaid expenses and other reflected the closing of the South Texas acquisition in January 2011, for which a deposit was made in 2010.  The increase in property, plant and equipment, net, reflected capital expenditures of approximately $3 billion and acquisitions of $4.1 billion, partially offset by DD&A.

The increase in short-term borrowings reflected $500 million net borrowings for short-term needs, all of which have been repaid.  The increase in accounts payable was primarily due to the increase in the price of crude oil and higher capital expenditures for the second quarter of 2011, compared to the fourth quarter of 2010.  The decrease in accrued liabilities was primarily due to mark-to-market activity for derivative financial instruments.  The decrease in liabilities of discontinued operations was due to the sale of Occidental’s Argentine operations.  The decrease in long-term debt, net, reflected the first quarter 2011 early redemption of $1.4 billion of senior notes.  The increase in deferred and other domestic and foreign income taxes was due to higher capital expenditures.  The increase in stockholder’s equity reflected net income for the first six months of 2011, partially offset by dividend payments.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and six months ended June 30, 2011 and 2010 (in millions):

	Periods Ended June 30
	Three Months		Six Months
	2011	2010	2011	2010
Net Sales (a)
Oil and Gas	$4,591	$3,518	$8,958	$7,009
Chemical	1,325	1,013	2,490	1,969
Midstream, Marketing and Other	441	236	853	605
Eliminations	(184)	(164)	(402)	(364)
	$6,173	$4,603	$11,899	$9,219

Segment Earnings (b)
Oil and Gas	$2,624	$1,867 (c)	$5,092	$3,728 (c)
Chemical	253	108	472	138
Midstream, Marketing and Other	187	13	301	107
	3,064	1,988	5,865	3,973

Unallocated Corporate Items (b)
Interest expense, net	(22)	(20)	(236)	(55)
Income taxes	(1,111)	(809)	(2,165)	(1,555)
Other expense, net	(112)	(82)	(240)	(189)

Income from continuing operations	1,819	1,077 (c)	3,224	2,174 (c)
Discontinued operations, net (b)	(2)	(14)	142 (d)	(47)
Net income	$1,817	$1,063 (c)	$3,366	$2,127 (c)

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity is able to obtain in third-party transactions.
(b)	Refer to “Significant Transactions and Events Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream, Marketing and Other Segment” and “Corporate” discussions that follow.
(c)
Represents amounts attributable to common stock shown after deducting noncontrolling interest amounts of $12 million and $36 million for the three- and six-month periods ended June 30, 2010, respectively.

(d)	Reflects the after-tax gain from the sale of the Argentine operations.

Significant Transactions and Events Affecting Earnings

The following table sets forth, for the three and six months ended June 30, 2011 and 2010, the effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

	Periods Ended June 30
	Three Months				Six Months
		2011		2010		2011		2010
Oil & Gas
Libya exploration write-off	$	―	$	―		$(35)	$	―
Gains on sale of Colombian pipeline interest		―		―		22		―
Foreign tax		―		―		(29)		―
Total Oil and Gas	$	―	$	―		$(42)	$	―
Chemical
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Chemical	$	―	$	―	$	―	$	―
Midstream, Marketing and Other
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Midstream, Marketing and Other	$	―	$	―	$	―	$	―
Corporate
Premium on debt extinguishments	$	―	$	―		$(163)	$	―
State income tax charge		―		―		(33)		―
Tax effect of pre-tax adjustments		―		―		50		―
Discontinued operations, net*		(2)		(14)		142	`	(47)
Total Corporate		$(2)		$(14)		$(4)		$(47)
Total		$(2)		$(14)		$(46)		$(47)

*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and six months ended June 30, 2011 and 2010 (in millions):

	Periods Ended June 30
	Three Months		Six Months
	2011	2010	2011	2010
Oil & Gas earnings	$2,624	$1,867	$5,092	$3,728
Chemical earnings	253	108	472	138
Midstream, Marketing and Other earnings	187	13	301	107
Unallocated corporate items	(134)	(102)	(476)	(244)
Pre-tax income	2,930	1,886	5,389	3,729

Income tax expense
Federal and state	557	329	927	636
Foreign	554	480	1,238	919
Total	1,111	809	2,165	1,555

Income from continuing operations	$1,819	$1,077	$3,224	$2,174

Worldwide effective tax rate	38%	43%	40%	42%

Oil and Gas Segment

The following tables set forth the sales and production volumes of crude oil, NGL and natural gas per day for the three and six months ended June 30, 2011 and 2010.  The differences between the sales volumes and production per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.  In addition, Occidental has not had a lifting in Iraq as of June 30, 2011, but expects to have a lifting in the third quarter of 2011.

	Periods Ended June 30
	Three Months		Six Months
Sales Volumes per Day	2011	2010	2011	2010
Crude Oil (MBBL)
United States	226	217	224	219
Middle East/North Africa	167	204	189	193
Latin America (a,b)	30	31	31	35

NGL (MBBL)
United States	71	52	65	50
Middle East/North Africa	11	15	10	13

Natural Gas (MMCF)
United States	761	681	748	678
Middle East/North Africa	424	444	421	445
Latin America (b)	16	15	16	13
Total sales volumes (MBOE) (a,b,c)	705	709	717	700

Production per Day
Crude Oil (MBBL)
United States	226	217	224	219
Middle East/North Africa	177	197	195	196
Latin America (a,b)	30	36	31	38

NGL (MBBL)
United States	71	52	65	50
Middle East/North Africa	11	13	10	13

Natural Gas (MMCF)
United States	761	681	748	678
Middle East	424	444	421	445
Latin America (b)	16	15	16	13
Total production (MBOE) (a,b,c)	715	705	723	706

(a)
Includes volumes per day of 4 mbbl and 5 mbbl for the three and six months ended June 30, 2010, respectively, related to the noncontrolling interest in a Colombian subsidiary. On December 31, 2010, Occidental restructured its Colombian operations to take a direct working interest in the related assets.  As a result, the 2011 volumes exclude noncontrolling interest volumes.

(b)	For all periods presented, excludes volumes from the Argentine operations sold in February 2011.
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

	Periods Ended June 30
	Three Months		Six Months
Average Sales Prices	2011	2010	2011	2010
Crude Oil ($/BBL)
United States	$98.74	$71.66	$93.45	$72.38
Middle East/North Africa	$109.11	$77.50	$102.05	$76.31
Latin America	$103.22	$72.99	$97.75	$74.54
Worldwide	$103.12	$74.39	$97.38	$74.24

NGL ($/BBL)
United States	$61.30	$47.65	$58.87	$50.00
Middle East/North Africa	$33.50	$31.89	$33.71	$29.59
Worldwide	$57.67	$44.08	$55.38	$45.73

Natural Gas ($/MCF)
United States	$4.27	$4.19	$4.24	$4.90
Latin America	$9.55	$8.00	$8.88	$7.72
Worldwide	$3.12	$2.93	$3.08	$3.34

Oil and gas segment earnings for the three and six months ended June 30, 2011, were $2.6 billion and $5.1 billion, respectively, compared to $1.9 billion and $3.7 billion for the same periods of 2010.  The increase in oil and gas segment earnings for the three and six months ended June 30, 2011, compared to the same periods of 2010, reflected higher crude oil and NGL prices, partially offset by higher operating costs, while the increase for the six months also reflected higher sales volumes.

In the second quarter of 2011, the average West Texas Intermediate (WTI) price was $102.56 per barrel and the average New York Mercantile Exchange (NYMEX) price for natural gas was $4.23 per million British Thermal Units (BTUs), compared to $78.03 per barrel and $4.18 per million BTUs, respectively, for the second quarter of 2010.  The realized worldwide crude oil price for the second quarter of 2011, $103.12, was 101 percent of the average WTI price for that period.  Based on the current levels of production and prices, a $1.00 per barrel change in crude oil and NGL prices would have an estimated effect on quarterly pre-tax income of approximately $37 million and $7 million, respectively.  A $0.50 per million BTU change in domestic natural gas prices would have an estimated effect on quarterly pre-tax income of approximately $34 million.  If production levels change, the sensitivity of Occidental’s results to oil, NGL and gas prices also would change.

Oil and gas production in the second quarter of 2011 was 715,000 BOE per day, compared with 701,000 BOE per day (net of noncontrolling interest) for the same period of 2010.  As a result of higher year-over-year average oil prices and other factors affecting production sharing and similar contracts, production was reduced in the Middle East/North Africa and Colombia by 11,000 BOE per day, with another 1,000 BOE per day reduction in Long Beach. The second quarter 2011 production volume increase was a result of 42,000 BOE per day higher domestic volumes partially offset by reduced Middle East/North Africa production. The domestic increase was mainly from the new acquisitions in South Texas and the Williston Basin in North Dakota.  The Middle East/North Africa production was lower primarily due to the lack of production in Libya, price impacts and other factors affecting production sharing contracts and planned maintenance and mechanical issues in Qatar, partially offset by production from Iraq coming on line in 2011 and higher volumes from the Mukhaizna field in Oman. Daily sales volumes were flat at 705,000 BOE per day in the second quarter of 2011, compared with the second quarter of 2010 (net of noncontrolling interest).  Sales volumes generally differ from production volumes due to the timing of liftings in Occidental’s international operations.

Oil and gas production volumes for the first six months were 723,000 BOE per day for 2011, compared with 701,000 BOE per day (net of noncontrolling interest) for the 2010 period.  Higher year-over-year average oil prices and other factors affecting production sharing and similar contracts lowered the Middle East/North Africa, Long Beach and Colombia production by 14,000 BOE per day.  Domestic BOE volumes increased primarily due to new operations in South Texas and the Williston Basin, partially offset by lower gas volumes in California.  The Middle East/North Africa’s BOE production declined due to price impacts and other factors affecting production sharing contracts, lower production in Libya and planned maintenance in Dolphin.  Partially offsetting these declines were increases from the new production in Iraq and higher production in the Mukhaizna field in Oman.  Daily sales volumes were 717,000 BOE per day in the first six months of 2011, compared with 695,000 BOE per day (net of noncontrolling interest) for 2010.  An increase in oil prices of $5.00 per barrel from the second quarter 2011 levels would result in approximately 3,500 BOE per day lower production due to the impact of higher prices affecting Occidental’s production sharing and similar contracts.

Oil and gas cash production costs, excluding production and property taxes, increased from $10.19 per BOE for the total year 2010 to $11.88 per BOE for the six months ended June 30, 2011.  The increase for the six months of 2011 reflected increased workovers and maintenance activity and higher support costs. Taxes other than on income, which are directly related to product prices, were $2.36 per BOE for the first six months of 2011, compared to $1.83 per BOE for the total year 2010.

During the six months ended June 30, 2011, Occidental paid approximately $3.4 billion for domestic acquisitions, which included oil and gas properties in South Texas, California and the Permian Basin.

In the first quarter of 2011, Occidental acquired a 40-percent participating interest in Al Hosn, the high sulfur gas development project of the Shah Field in Abu Dhabi.  Occidental partnered with the Abu Dhabi National Oil Company in a 30-year joint venture agreement for the $10 billion project, of which Occidental’s portion is approximately $4 billion.  In May 2011, Occidental paid approximately $500 million for its share of development expenditures incurred by the project prior to the date the final agreement was signed.

In December 2010, Occidental executed an agreement with a subsidiary of China Petrochemical Corporation (Sinopec) to sell its Argentine oil and gas operations for after-tax proceeds of approximately $2.6 billion.  Occidental recorded a pre-tax gain of $225 million when the sale closed in February 2011.

Occidental has ceased its exploration activity in Libya due to the ongoing political unrest there and sanctions imposed by the United States government in February 2011.  As a result, Occidental wrote off the entire amount of the capitalized and suspended exploration costs incurred to date, including lease acquisition costs, of approximately $35 million in the first quarter of 2011.  The producing fields in Libya are operated by Libyan companies and the impact of the current situation on those operations is uncertain at this time.  Further, United States sanctions currently prevent Occidental from participating in those operations.  The net book value of Occidental’s Libyan producing properties as of June 30, 2011 was $847 million. At December 31, 2010, these properties had net proved reserves estimated at 57 million barrels, approximately 2 percent of Occidental’s total proved reserves. Occidental Libya’s 2010 sales and production volumes were 13,000 BOE per day, representing less than 2 percent of Occidental’s worldwide volumes.  Going forward, Occidental will not report any production from Libya until permitted.  Occidental’s Libyan operations, excluding exploration costs, had $25 million and $31 million of after-tax income and cash flows, respectively, for the year ended December 31, 2010.

Chemical Segment

Chemical segment earnings for the three and six months ended June 30, 2011, were $253 million and $472 million, respectively, compared to $108 million and $138 million, respectively, for the same periods of 2010.   The three- and six-month results reflect continued strong export sales demand and higher margins resulting from improved supply and demand balances across most products.

Midstream, Marketing and Other Segment

Midstream and marketing segment earnings for the three months ended June 30, 2011 and 2010 were $187 million and $13 million, respectively.  Higher earnings for the second quarter of 2011 were primarily due to higher margins in the marketing business and improved earnings in the pipeline businesses.

Midstream and marketing segment earnings for the six months ended June 30, 2011 and 2010 were $301 million and $107 million, respectively.  Earnings for the first six months of 2011 reflect higher margins in the marketing and trading business and improved results in the pipeline businesses.

Corporate

In March 2011, Occidental redeemed all of its $1.0 billion 7-percent senior notes due 2013 and all of its $368 million 6.75-percent senior notes due 2012.  Occidental recorded a $163 million pre-tax charge related to this redemption in the first quarter of 2011.  In March 2011, Occidental borrowed $1.0 billion for short-term cash needs, all of which was repaid in April 2011.  In June 2011, Occidental borrowed $500 million for short-term cash needs, all of which was repaid in July 2011.

Liquidity and Capital Resources

At June 30, 2011, Occidental had approximately $2.0 billion in cash on hand.  Available but unused lines of committed bank credit totaled approximately $1.0 billion at June 30, 2011. Income and cash flows are largely dependent on crude oil, NGL and natural gas prices and sales volumes, all of which increased in the first six months of 2011, compared to the same period of 2010, except domestic natural gas prices. Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and any debt payments.

Occidental’s cash flow from operations for the six months ended June 30, 2011 was approximately $5.6 billion, compared to $4.3 billion for the same period in 2010.  The most important sources of the increase in operating cash flow in 2011, compared to 2010, were higher worldwide crude oil and NGL prices, as well as higher oil, NGL and gas sales volumes.  In the first six months of 2011, compared to the same period in 2010, Occidental's average worldwide realized prices for crude oil and NGL were 31 and 21 percent higher, respectively, while the average realized natural gas price decreased 13 percent in the U.S., where approximately 63 percent of Occidental’s natural gas was produced.  The overall impact of the chemical and midstream and marketing segments’ margins on cash flow was less significant than the increases in oil and gas segment cash flow because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $4.3 billion for the first six months of 2011, compared to $2.4 billion for the same period of 2010.  The 2011 amount included payments of $3.9 billion for acquisitions of various interests in domestic oil and gas properties and the Shah Field Development Project and $2.6 billion of cash received from the sale of the Argentine discontinued operations.  The 2010 amount included payments of $460 million for acquisitions of various interests in domestic oil and gas properties and approximately $200 million for foreign contracts.  Capital expenditures for the first six months of 2011 were $3.0 billion, including $2.5 billion for oil and gas.  Capital expenditures for the first six months of 2010 were $1.6 billion, including $1.2 billion for oil and gas.

Occidental’s net cash used by financing activities was $1.9 billion in the first six months of 2011, compared to net cash used by financing activities of $836 million for the same period of 2010.  The 2011 amount included the early repayment of $1.5 billion of Occidental’s debt, net short-term borrowings of $500 million, dividend payments of $685 million and $121 million of distributions paid to a noncontrolling interest partner.  The 2010 amount included the repayment of $299 million of Occidental’s debt and dividend payments of $538 million.

As of June 30, 2011, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

As of June 30, 2011, Occidental participated in or monitored remedial activities or proceedings at 168 sites.  The following table presents Occidental’s environmental remediation reserves as of June 30, 2011, the current portion of which is included in accrued liabilities ($78 million) and the remainder in deferred credits and other liabilities — other ($285 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

		Reserve Balance
	Number of Sites	(in millions)
NPL sites	38	$55
Third-party sites	80	97
Occidental-operated sites	21	117
Closed or non-operated Occidental sites	29	94
Total	168	$363

As of June 30, 2011, Occidental’s environmental reserves exceeded $10 million at 11 of the 168 sites described above, and 119 of the sites had reserves from $0 to $1 million each.  Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $375 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2010.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments, Contingencies and Related Matters

OPC or certain of its subsidiaries are named, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies.  The ultimate amount of losses and the timing of any such losses that Occidental may incur resulting from currently outstanding lawsuits, claims and proceedings cannot be determined reliably at this time.  Occidental accrues reserves for all of these matters when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Reserve balances as of June 30, 2011 and December 31, 2010 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible additional losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible additional losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits of corporate tax returns for taxable years through 2008 have concluded for U.S. federal income tax purposes, the 2009 through 2011 taxable years are currently under review by the U.S. Internal Revenue Service pursuant to its Compliance Assurance Program.  Taxable years from 2000 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental’s income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.  Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of June 30, 2011, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

Recently Adopted Accounting and Disclosure Changes

None.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects.  Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; general domestic political and regulatory approval conditions; international political conditions; not successfully completing, or any material delay of, any development of new fields, expansion projects, capital expenditures, efficiency-improvement projects, acquisitions or dispositions; potential failure to achieve expected production from existing and future oil and gas development projects; exploration risks such as drilling unsuccessful wells; any general economic recession or slowdown domestically or internationally; higher-than-expected costs; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; potential disruption or interruption of Occidental’s production or manufacturing or damage to facilities due to accidents, chemical releases, labor unrest, weather, natural disasters, political events or insurgent activity; failure of risk management; changes in law or regulations; or changes in tax rates.  Words such as “estimate”, “project”, “predict”, “will”, “would”, “should”, “could”, “may”, “might”, “anticipate”, “plan”, “intend”, “believe”, “expect” or similar expressions that convey the uncertainty of future events or outcomes generally indicate forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information or future events or otherwise.  Material risks that may affect Occidental’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of the 2010 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2011, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in the 2010 Form 10-K.

Item 4.	Controls and Procedures

Occidental's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the information in Note 8 to the consolidated condensed financial statements in Part I of this Form 10-Q and Part I, Item 3, “Legal Proceedings” in the Form 10-K for the year ended December 31, 2010.

An Occidental subsidiary has settled a previously disclosed matter with the Colorado Oil and Gas Conservation Commission on the permitting and use of a well pad in Garfield County, Colorado by paying a penalty of $90,000 and agreeing to fund a supplemental environmental project for $60,000.

Item 2.	Share Repurchase Activities

Occidental’s share repurchase activities for the three and six months ended June 30, 2011 were as follows:

			Total Number	Maximum Number
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of Publicly	Yet be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased (a)	per Share	or Programs	or Programs

First Quarter 2011	129,521	$103.07	―

April 1 – 30, 2011	―	$ ―	―

May 1 – 31, 2011	264,560	$112.90	―

June 1 – 30, 2011	―	$ ―	―

Second Quarter 2011	264,560	$112.90	―

Total	394,081	$109.67	―	27,155,575

(a)	Purchased from the trustee of Occidental’s defined contribution savings plan.

Item 6.	Exhibits

10.1
Form of Amendment to 2008 Return On Equity Incentive Award Grant Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated July 13, 2011 (date of earliest event reported), filed July 18, 2010, File No. 1-9210).

10.2
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms and Conditions (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 13, 2011 (date of earliest event reported), filed July 18, 2010, File No. 1-9210).

10.3
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated July 13, 2011 (date of earliest event reported), filed July 18, 2010, File No. 1-9210).

10.4	Form of Acknowledgment Letter

10.5	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award)

10.6	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award)

10.7	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Cash-based, Cash-settled Award)

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2011 and 2010 and for each of the five years in the period ended December 31, 2010.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE: August 4, 2011	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

10.4	Form of Acknowledgment Letter

10.5	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award)

10.6	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award)

10.7	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Cash-based, Cash-settled Award)

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2011 and 2010 and for each of the five years in the period ended December 31, 2010.

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