Form 10-Q
period 2011-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2011-11-03
CIK 797468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated Filer☑   Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2011
Common stock $.20 par value	811,788,632 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets —
		September 30, 2011 and December 31, 2010	2

		Consolidated Condensed Statements of Income —
		Three and nine months ended September 30, 2011 and 2010	4

		Consolidated Condensed Statements of Cash Flows —
		Nine months ended September 30, 2011 and 2010	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4.	Controls and Procedures	29

Part II	Other Information

	Item 1.	Legal Proceedings	30

	Item 2.	Share Repurchase Activities	30

	Item 6.	Exhibits	31

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Amounts in millions)

	2011	2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,039	$2,578

Trade receivables, net	4,829	5,032

Marketing and trading assets and other	849	900

Assets of discontinued operations	―	2,861

Inventories	1,249	1,041

Prepaid expenses and other	410	647

Total current assets	11,376	13,059

INVESTMENTS IN UNCONSOLIDATED ENTITIES	2,105	2,039

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $22,996 at September 30, 2011 and $20,630 at December 31, 2010	43,025	36,536

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	738	798

TOTAL ASSETS	$57,244	$52,432

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Amounts in millions)

	2011	2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,595	$4,646
Accrued liabilities	2,174	2,397
Domestic and foreign income taxes	140	170
Liabilities of discontinued operations	95	612

Total current liabilities	7,004	7,825

LONG-TERM DEBT, NET	5,870	5,111

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	4,494	3,445
Long-term liabilities of discontinued operations	102	115
Other	3,295	3,452
	7,891	7,012

STOCKHOLDERS' EQUITY
Common stock, at par value	177	177
Treasury stock	(4,434)	(4,228)
Additional paid-in capital	7,273	7,191
Retained earnings	33,882	29,868
Accumulated other comprehensive loss	(419)	(524)
Total stockholders’ equity	36,479	32,484
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,244	$52,432

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Amounts in millions, except per-share amounts)

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
REVENUES AND OTHER INCOME
Net sales	$6,006	$4,763	$17,905	$13,982
Interest, dividends and other income	70	27	136	88
Gains on disposition of assets, net	―	6	22	1
	6,076	4,796	18,063	14,071
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,879	2,323	8,125	6,888
Selling, general and administrative and other operating expenses	242	277	1,071	908
Taxes other than on income	152	110	465	356
Exploration expense	39	83	185	208
Interest and debt expense, net	25	25	267	92
	3,337	2,818	10,113	8,452
Income before income taxes and other items	2,739	1,978	7,950	5,619
Provision for domestic and foreign income taxes	1,087	822	3,252	2,377
(Income) from equity investments	(123)	(69)	(301)	(193)
Income from continuing operations	1,775	1,225	4,999	3,435
Discontinued operations, net	(4)	(12)	138	(59)
Net income	1,771	1,213	5,137	3,376
Less: Net income attributable to noncontrolling interest	―	(22)	―	(58)
NET INCOME ATTRIBUTABLE TO
COMMON STOCK	$1,771	$1,191	$5,137	$3,318

BASIC EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$2.18	$1.48	$6.14	$4.15
Discontinued operations, net	(0.01)	(0.02)	0.17	(0.07)
BASIC EARNINGS PER COMMON SHARE	$2.17	$1.46	$6.31	$4.08
DILUTED EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$2.18	$1.48	$6.14	$4.14
Discontinued operations, net	(0.01)	(0.02)	0.17	(0.07)
DILUTED EARNINGS PER COMMON SHARE	$2.17	$1.46	$6.31	$4.07
DIVIDENDS PER COMMON SHARE	$0.46	$0.38	$1.38	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Amounts in millions)

	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$5,137	$3,376
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net	(138)	59
Depreciation, depletion and amortization of assets	2,653	2,353
Deferred income tax provision	999	273
Other noncash charges to income	338	350
Gains on disposition of assets, net	(22)	(1)
Undistributed earnings from equity investments	(68)	(60)
Dry hole and impairment expense	109	121
Changes in operating assets and liabilities, net	(135)	327
Other operating, net	(219)	(182)
Operating cash flow from continuing operations	8,654	6,616
Operating cash flow from discontinued operations, net of taxes	(16)	128
Net cash provided by operating activities	8,638	6,744
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(4,969)	(2,580)
Payments for purchases of assets and businesses	(4,070)	(1,813)
Sales of assets, net	45	18
Other, net	(64)	(17)
Investing cash flow from continuing operations	(9,058)	(4,392)
Investing cash flow from discontinued operations	2,570	(315)
Net cash used by investing activities	(6,488)	(4,707)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,111	―
Payments of long-term debt	(1,523)	(311)
Proceeds from issuance of common stock	47	7
Purchases of treasury stock	(159)	(11)
Distributions to noncontrolling interest	(121)	―
Cash dividends paid	(1,060)	(848)
Other, net	16	9
Net cash used by financing activities	(689)	(1,154)
Increase in cash and cash equivalents	1,461	883
Cash and cash equivalents—beginning of period	2,578	1,224
Cash and cash equivalents—end of period	$4,039	$2,107

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

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

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2011, and the consolidated statements of income and cash flows for the three and nine months ended September 30, 2011 and 2010, as applicable. The income and cash flows for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statement balances and notes for the prior year have been reclassified to conform to the 2011 presentation.

2.	Asset Acquisitions, Dispositions and Other Transactions

During the nine months ended September 30, 2011, Occidental paid approximately $3.6 billion for domestic acquisitions, which included oil and gas properties in South Texas, California and the Permian Basin.

In October 2011, Occidental entered into a new five-year, $2.0 billion bank credit facility (2011 Credit Facility) which replaced its previous $1.4 billion bank credit facility (2006 Credit Facility), which was scheduled to expire in September 2012.  The 2011 Credit Facility has similar terms to the 2006 Credit Facility and does not contain material adverse change clauses or debt ratings triggers that could restrict Occidental's ability to borrow under this facility.  Occidental did not draw down any amounts under the 2011 Credit Facility or the 2006 Credit Facility during 2011 and no amounts were outstanding as of September 30, 2011.

In August 2011, Occidental issued $2.15 billion of debt under its shelf registration, which comprised $1.25 billion of 1.75-percent senior unsecured notes due 2017 and $900 million of 3.125-percent senior unsecured notes due 2022.  Occidental received net proceeds of approximately $2.1 billion.  Interest on the notes will be payable semi-annually in arrears in February and August of each year for both series of notes.

In the first quarter of 2011, Occidental acquired a 40-percent participating interest in the Al Hosn Gas project in Abu Dhabi, which is the Shah field gas development project.  Occidental partnered with the Abu Dhabi National Oil Company in a 30-year joint venture agreement for the $10 billion project, of which Occidental’s portion is approximately $4 billion.  In May 2011, Occidental paid approximately $500 million for its share of development expenditures incurred by the project prior to the date the final agreement was signed.

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

In December 2010, Occidental executed an agreement with a subsidiary of China Petrochemical Corporation (Sinopec) to sell its Argentine oil and gas operations for after-tax proceeds of approximately $2.6 billion.  Occidental recorded a pre-tax gain of $225 million when the sale closed in February 2011.  Net revenues and pre-tax income for discontinued operations related to Argentina were $97 million and $2 million for the nine months ended September 30, 2011, while there were no revenues and pre-tax income for the three months ended September 30, 2011.  Net revenues and pre-tax losses for such discontinued operations were respectively $133 million and $13 million for the three months ended September 30, 2010, and $446 million and $73 million for the nine months ended September 30, 2010.  As of September 30, 2011 and December 31, 2010, the assets of discontinued operations related to Argentina were $0 and $2.9 billion, respectively, which were mainly comprised of property, plant and equipment as of December 31, 2010.  As of December 31, 2010, the liabilities of discontinued operations were $513 million, which mainly comprised deferred tax liabilities and accrued liabilities.

In the first quarter of 2011, Occidental ceased its exploration activity in Libya due to the political unrest there and sanctions imposed by the United States government in February 2011.  As a result, Occidental wrote off the entire amount of the capitalized and suspended exploration costs incurred to date, including lease acquisition costs, of approximately $35 million in the first quarter of 2011.  While certain U.S. government restrictions on Occidental’s ability to operate were lifted in September 2011, Occidental anticipates ramp-up of production by its Libyan joint venture partners will be hampered in the near term by operational, logistical and other problems from the prolonged shut in.  The net book value of Occidental’s Libyan producing properties as of September 30, 2011 was $800 million.  At December 31, 2010, these properties had net proved reserves estimated at 57 million barrels, approximately 2 percent of Occidental’s 2010 total proved reserves.  Occidental Libya’s 2010 sales and production volumes were 13,000 BOE per day, representing less than 2 percent of Occidental’s worldwide volumes.  Going forward, Occidental is uncertain when it will report production from Libya.  Occidental’s Libyan operations, excluding exploration costs, had $25 million and $31 million of after-tax income and cash flows, respectively, for the year ended December 31, 2010.

3.	Accounting and Disclosure Changes

Occidental has not made any significant accounting and disclosure changes for the three and nine months ended September 30, 2011.

4.	Comprehensive Income

The following table presents Occidental’s comprehensive income for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Periods ended September 30
	Three months		Nine months
	2011	2010	2011	2010
Net income attributable to common stock	$1,771	$1,191	$5,137	$3,318
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(25)	8	(12)	4
Pension and post retirement adjustments	9	7	23	20
Unrealized gains on derivatives	24	7	20	67
Reclassification of realized losses on derivatives and other	25	18	74	62
Other comprehensive income, net of tax	33	40	105	153
Comprehensive income attributable to common stock	$1,804	$1,231	$5,242	$3,471

There were no other comprehensive income items related to noncontrolling interests for the three and nine months ended September 30, 2011 and 2010.

5.	Supplemental Cash Flow Information

Occidental paid U.S. federal, state and foreign income taxes for continuing operations of approximately $2.2 billion and $1.9 billion during the nine months ended September 30, 2011 and 2010, respectively.  Additionally, net payments for income taxes related to discontinued operations were $0 and $43 million for the nine months ended September 30, 2011 and 2010, respectively.  Interest paid totaled approximately $292 million (including $154 million for early extinguishment premium) and $108 million for the nine months ended September 30, 2011 and 2010, respectively.

6.	Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of September 30, 2011 and December 31, 2010 consisted of the following (in millions):

	2011	2010
Raw materials	$68	$63
Materials and supplies	459	414
Finished goods	794	636
	1,321	1,113
LIFO reserve	(72)	(72)
Total	$1,249	$1,041

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

As of September 30, 2011, Occidental participated in or monitored remedial activities or proceedings at 169 sites.  The following table presents Occidental’s environmental remediation reserves as of September 30, 2011, the current portion of which is included in accrued liabilities ($78 million) and the remainder in deferred credits and other liabilities – other ($277 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	38	$59
Third-party sites	81	94
Occidental-operated sites	21	111
Closed or non-operated Occidental sites	29	91
Total	169	$355

As of September 30, 2011, Occidental’s environmental reserves exceeded $10 million at 10 of the 169 sites described above, and 120 of the sites had reserves from $0 to $1 million each.  Occidental expects to expend funds corresponding to approximately half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $380 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2010.  For management’s opinion with respect to environmental matters, refer to Note 8.

8.	Lawsuits, Claims, Commitments, Contingencies and Related Matters

OPC or certain of its subsidiaries are named, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies.  The ultimate amount of losses and the timing of any such losses that Occidental may incur resulting from currently outstanding lawsuits, claims and proceedings cannot be determined reliably at this time.  Occidental accrues reserves for all of these matters when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Reserve balances as of September 30, 2011 and December 31, 2010 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible additional losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible additional losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits of corporate tax returns for taxable years through 2009 have concluded for U.S. federal income tax purposes, the 2010 and 2011 taxable years are currently under review by the U.S. Internal Revenue Service pursuant to its Compliance Assurance Program.  Taxable years from 2000 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental’s income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.  Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of September 30, 2011, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

9.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and nine months ended September 30, 2011 and 2010 (in millions):

Three months ended September 30	2011		2010
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$5	$6	$4	$5
Interest cost	7	11	8	11
Expected return on plan assets	(9)	―	(8)	―
Amortization of prior service cost	1	―	―	―
Recognized actuarial loss	4	8	3	6
Total	$8	$25	$7	$22

Nine months ended September 30	2011		2010
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$15	$17	$13	$14
Interest cost	22	34	23	33
Expected return on plan assets	(25)	―	(24)	―
Amortization of prior service cost	1	―	1	―
Recognized actuarial loss	10	23	9	19
Total	$23	$74	$22	$66

Occidental contributed $12 million and $3 million in the three-month periods ended September 30, 2011 and 2010, respectively, and $16 million and $8 million in the nine-month periods ended September 30, 2011 and 2010, respectively, to its defined benefit pension plans.

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

Occidental generally uses an income approach to measure fair value when there is not a market-observable price for an identical or similar asset or liability.  This approach utilizes management’s assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a risk-adjusted discount rate.

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of September 30, 2011 and December 31, 2010 (in millions):

	Fair Value Measurements at September 30, 2011 Using
Description	Level 1	Level 2		Level 3		Netting and Collateral	(a)	Total Fair Value
Assets:
Trading equity securities – natural resources industry	$139	$	―	$	―	$	―	$139
Commodity derivatives	727		911		―		(1,390)	248
Total assets	$866		$911	$	―		$(1,390)	$387
Liabilities:
Commodity derivatives	$697		$1,027	$	―		$(1,431)	$293
Total liabilities	$697		$1,027	$	―		$(1,431)	$293

	Fair Value Measurements at December 31, 2010 Using
Description	Level 1	Level 2		Level 3		Netting and Collateral	(a)	Total Fair Value
Assets:
Trading equity securities – natural resources industry	$116	$	―	$	―	$	―	$116
Trading U.S. treasury securities	10		―		―		―	10
Commodity derivatives	178		797		―		(680)	295
Total assets	$304		$797	$	―		$(680)	$421
Liabilities:
Commodity derivatives	$201		$916	$	―		$(736)	$381
Total liabilities	$201		$916	$	―		$(736)	$381

(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values - Nonrecurring
During the three and nine months ended September 30, 2011 and 2010, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such similar instruments’ maturities.  The estimated fair values of Occidental’s debt, as of September 30, 2011 and December 31, 2010, were approximately $6.2 billion and $5.5 billion, respectively, compared to carrying values of $5.9 billion and $5.1 billion, respectively.

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

Cash-Flow Hedges

As of September 30, 2011 and December 31, 2010, Occidental held a series of collar agreements that qualify as cash-flow hedges for the sale of approximately 3 percent of its crude oil production.  These agreements continue to the end of 2011.  The following table presents the daily quantities and weighted-average strike prices of Occidental's collar positions as of September 30, 2011 and December 31, 2010:

Crude Oil – Collars	Daily Volume (barrels)	Average Floor	Average Cap
October 2011 –
December 2011 (a)	12,000	$32.92	$46.27

(a)	At December 31, 2010, these contracts were outstanding with the same daily volumes and terms indicated and also covered the period from January 1, 2011 to September 30, 2011.

In 2009, Occidental entered into financial swap agreements related to the sale of a portion of its natural gas production from the Rocky Mountain region of the United States that qualify as cash-flow hedges. The following table presents the daily quantities and weighted-average prices that will be received by Occidental as of September 30, 2011 and December 31, 2010:

Natural Gas – Swaps	Daily Volume (cubic feet)	Average Price
October 2011 – March 2012 (a)	50 million	$6.07

(a)	At December 31, 2010, these contracts were outstanding with the same daily volumes and terms indicated and also covered the period from January 1, 2011 to September 30, 2011.

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s North American leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes.  These agreements continue through January 2013.  As of September 30, 2011 and December 31, 2010, Occidental had approximately 22 billion cubic feet and 28 billion cubic feet of natural gas held in storage, respectively. As of September 30, 2011 and December 31, 2010, Occidental had cash-flow hedges for the forecasted sale, to be settled by physical delivery, of approximately 22 billion cubic feet and 24 billion cubic feet of this natural gas held in storage, respectively.

The following table presents the pre-tax gains and losses recognized in, and reclassified from, Accumulated Other Comprehensive Income (AOCI) and recognized in income (net sales), including any hedge ineffectiveness, for derivative instruments classified as cash-flow hedges for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Periods ended September 30
	Three Months		Nine Months
Commodity Contracts – cash-flow hedges	2011	2010	2011		2010
Unrealized gains recognized in AOCI	$37	$10	$31		$105
Losses reclassified into income	$39	$28	$115		$91
(Losses) recognized in income – ineffective portion	$(1)	$(1)	$(1)	$	―

The following table summarizes net after-tax derivative activity recorded in AOCI for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Periods ended September 30
	Three Months		Nine Months
	2011	2010	2011	2010
Beginning balance – AOCI	$(66)	$(127)	$(111)	$(227)
Unrealized gains recognized in AOCI	24	7	20	67
Losses reclassified into income	25	18	74	58
Ending balance – AOCI	$(17)	$(102)	$(17)	$(102)

During the next twelve months, Occidental expects that approximately $4 million of net after-tax derivative losses included in AOCI, based on their valuation as of September 30, 2011, will be reclassified into income.

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

The following table presents gross volumes of Occidental’s commodity derivatives contracts not designated as hedging instruments as of September 30, 2011 and December 31, 2010:

	Volumes
Commodity	2011	2010
Sales contracts related to Occidental’s production
Crude oil (million barrels)	9	8

Third-party marketing and trading activities
Purchase contracts
Crude oil (million barrels)	173	136
Natural gas (billion cubic feet)	682	833
Precious metals (million troy ounces)	3	13

Sales contracts
Crude oil (million barrels)	170	144
Natural gas (billion cubic feet)	801	1,156
Precious metals (million troy ounces)	1	1

In addition, Occidental has certain other commodity trading contracts, including agricultural products, metals, and electricity, as well as foreign exchange contracts, which were not material to Occidental as of September 30, 2011 and December 31, 2010.

Occidental has crude oil sales contracts representing a small portion of Occidental’s domestic crude oil production.  Additionally, for third-party marketing and trading activities, typically a substantial portion of the sales contracts that exist at the end of a reporting period are fulfilled by existing purchase contracts with substantially identical terms. For a substantial portion of the natural gas sales commitments not satisfied by such contracts as of September 30, 2011, Occidental has entered into offsetting contracts after September 30, 2011. The remaining portion is not material to Occidental.

Approximately $237 million of net losses and $15 million of net gains from derivatives not designated as hedging instruments were recognized in net sales for the three months ended September 30, 2011 and 2010, respectively.  Approximately $47 million of net losses and $59 million of net gains from derivatives not designated as hedging instruments were recognized in net sales for the nine months ended September 30, 2011 and 2010, respectively.

Fair Value of Derivatives
The following table presents the gross fair value of Occidental’s outstanding derivatives as of September 30, 2011 and December 31, 2010 (in millions):

	Asset Derivatives		Liability Derivatives
September 30, 2011	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$32	Accrued liabilities	$38
		32		38

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	1,528	Accrued liabilities	1,617
	Long-term receivables and other assets, net	78	Deferred credits and other liabilities	69
		1,606		1,686
Total gross fair value		1,638		1,724
Less: counterparty netting and cash collateral (b)		(1,390)		(1,431)
Total net fair value of derivatives		$248		$293

	Asset Derivatives		Liability Derivatives
December 31, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$51	Accrued liabilities	$209
	Long-term receivables and other assets, net	9	Deferred credits and other liabilities	―
		60		209

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	829	Accrued liabilities	823
	Long-term receivables and other assets, net	86	Deferred credits and other liabilities	85
		915		908
Total gross fair value		975		1,117
Less: counterparty netting and cash collateral (c)		(680)		(736)
Total net fair value of derivatives		$295		$381

(a)	The above fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.
(b)	As of September 30, 2011, collateral received of $116 million has been netted against derivative assets and collateral paid of $157 million has been netted against derivative liabilities.
(c)	As of December 31, 2010, collateral received of $39 million has been netted against derivative assets and collateral paid of $95 million has been netted against derivative liabilities.

See Note 10 for fair value measurement disclosures on derivatives.

Credit Risk

A majority of Occidental’s derivative transaction volume is executed through exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these transactions are executed on a daily margin basis.  Collateral of $129 million and $154 million deposited by Occidental for such contracts with clearing houses and brokers, which has not been reflected in the derivative fair value tables, is included in the marketing and trading assets and other balance as of September 30, 2011 and December 31, 2010, respectively.

In addition, Occidental executes a portion of its derivative transactions in the over-the-counter (OTC) market.  Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments.  Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, by entering into master netting arrangements with the counterparties and by requiring collateral, as appropriate.  Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary.  Certain of Occidental's OTC derivative instruments contain credit risk contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of September 30, 2011 and December 31, 2010, Occidental had a net liability of $75 million and $234 million, respectively, for which the amount of collateral posted was $70 million and $10 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit rating, it would not have resulted in a material change in its collateral-posting requirements as of September 30, 2011 and December 31, 2010.

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

Earnings of industry segments generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment assets and income from the segment equity investments.

The following table presents Occidental’s industry segment and corporate disclosures (in millions):

			Midstream,	Corporate
			Marketing	and
	Oil and Gas	Chemical	and Other	Eliminations		Total
Nine months ended
September 30, 2011

Net sales	$13,635	$3,721	$1,109	$(560	) (a)	$17,905

Pretax operating profit (loss)	$7,704	$717	$378	$(548	) (b)	$8,251
Income taxes	―	―	―	(3,252	) (c)	(3,252)
Discontinued operations, net	―	―	―	138	(d)	138
Net income (loss) attributable to common stock	$7,704	$717	$378	$(3,662)		$5,137

Nine months ended
September 30, 2010

Net sales	$10,517	$3,020	$993	$(548	) (a)	$13,982

Pretax operating profit (loss)	$5,543	$327	$270	$(328	) (b)	$5,812
Income taxes	―	―	―	(2,377	) (c)	(2,377)
Discontinued operations, net	―	―	―	(59)		(59)
Net income attributable to noncontrolling interest	(58)	―	―	―		(58)
Net income (loss) attributable to common stock	$5,485	$327	$270	$(2,764)		$3,318

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity is able to obtain in third-party transactions.
(b)
Includes net interest expense (including the early debt extinguishment costs of $163 million for the nine months ended September 30, 2011), administration expense, environmental remediation and other pre-tax items.

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2011 and 2010:

	Periods Ended September 30
	Three months		Nine months
(in millions, except per-share amounts)	2011	2010	2011	2010
Basic EPS
Income from continuing operations	$1,775	$1,225	$4,999	$3,435
Less: Income from continuing operations attributable to noncontrolling interest	―	(22)	―	(58)
Income from continuing operations attributable to common stock	1,775	1,203	4,999	3,377
Discontinued operations, net	(4)	(12)	138	(59)
Net income attributable to common stock	1,771	1,191	5,137	3,318
Less: Net income allocated to participating securities	(4)	(2)	(8)	(4)
Net income attributable to common stock, net of participating securities	$1,767	$1,189	$5,129	$3,314
Weighted average number of basic shares	812.5	812.7	812.6	812.4
Basic EPS	$2.17	$1.46	$6.31	$4.08

Diluted EPS
Net income attributable to common stock, net of participating securities	$1,767	$1,189	$5,129	$3,314
Weighted average number of basic shares	812.5	812.7	812.6	812.4
Dilutive effect of potentially dilutive securities	0.7	1.2	0.7	1.4
Total diluted weighted average common shares	813.2	813.9	813.3	813.8
Diluted EPS	$2.17	$1.46	$6.31	$4.07

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Occidental (which means Occidental Petroleum Corporation (OPC) and/or one or more entities in which it owns a majority voting interest) reported net income of $1.8 billion for the third quarter of 2011 on net sales of $6.0 billion, compared to net income of $1.2 billion on net sales of $4.8 billion for the same period of 2010.  Diluted earnings per share (EPS) were $2.17 for the third quarter of 2011, compared to $1.46 for the same period of 2010.  Occidental reported net income of $5.1 billion for the first nine months of 2011 on net sales of $17.9 billion, compared to net income of $3.3 billion on net sales of $14.0 billion for the same period of 2010.  Diluted EPS were $6.31 and $4.07 for the first nine months of 2011 and 2010, respectively.

Net income for the three and nine months ended September 30, 2011, compared to the same periods of 2010, reflected higher prices for crude oil and natural gas liquids (NGL), higher oil and gas segment volumes, higher pricing across most chemical products and higher income from the pipeline and power generation businesses.  The increases were partially offset by higher oil and gas operating costs and depletion, depreciation, and amortization (DD&A) rates, higher feedstock costs related to the chemical segment and lower margins in the trading business.

Net income for the nine months ended September 30, 2011 included net after-tax charges of $50 million. These items included pre-tax gains of $225 million from the sale of the Argentine operations and $22 million from the sale of an interest in a Colombian pipeline. Pre-tax charges included $163 million related to the early redemption of $1.4 billion face value of debt, a $35 million write-off of the entire accumulated cost of exploration properties in Libya and non-recurring charges for state and foreign taxes of $62 million.

Unless indicated otherwise, net income and EPS reflect net income attributable to common stock.

Selected Income Statement Items

The increase in net sales for the three and nine months ended September 30, 2011, compared with the same periods of 2010, reflected higher oil and NGL prices, higher oil and gas segment volumes, higher pricing across most chemical products and higher net sales in the pipeline and power generation businesses, partially offset by lower margins in the trading business.

The increase in cost of sales for the three and nine months ended September 30, 2011, compared with the same periods of 2010, reflected higher oil and gas operating costs, mostly higher workover and maintenance activity, as well as higher feedstock costs in the chemical segment.  The increase in interest and debt expense, net, for the nine-month periods was mainly due to the $163 million early debt extinguishment charge recorded in the first quarter of 2011.

The increase in provision for domestic and foreign income taxes for the three and nine months ended September 30, 2011, compared with the same periods of 2010, reflected higher pre-tax income, partially offset by lower effective tax rates.  The lower tax rates are due to higher proportionate domestic income in 2011, compared to 2010. The income from discontinued operations, net, for the nine months ended September 30, 2011, primarily reflected the $144 million after-tax gain recorded from the sale of the Argentine operations.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the changes in cash and cash equivalents, as well as long-term debt, net.

The decrease in trade receivables, net, was due to the timing of collections.  The decrease in assets of discontinued operations was due to the sale of Occidental’s Argentine operations, which closed in February 2011.  The increase in inventories reflected 2011 production which had not been lifted as of the end of the third quarter and higher third-party marketing activity.  The decrease in prepaid expenses and other reflected closing of the South Texas acquisition in January 2011, for which a deposit was made in 2010.  The increase in property, plant and equipment, net, reflected capital expenditures of approximately $5 billion and acquisitions of $4.2 billion, partially offset by DD&A.

The decrease in accrued liabilities was primarily due to mark-to-market activity for derivative financial instruments and payments made in 2011 for 2010 year-end accruals, including bonuses and distributions to partners.  The decrease in liabilities of discontinued operations was due to the sale of Occidental’s Argentine operations.  The increase in deferred and other domestic and foreign income taxes was due to higher capital expenditures.  The decrease in deferred credits and other liabilities – other reflected payments made, including payments for deferred compensation.  The increase in stockholder’s equity reflected net income for the first nine months of 2011, partially offset by dividend payments and treasury stock purchases.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Periods Ended September 30
	Three Months		Nine Months
	2011	2010	2011	2010
Net Sales (a)
Oil and Gas	$4,677	$3,508	$13,635	$10,517
Chemical	1,231	1,051	3,721	3,020
Midstream, Marketing and Other	256	388	1,109	993
Eliminations	(158)	(184)	(560)	(548)
	$6,006	$4,763	$17,905	$13,982

Segment Earnings (b)
Oil and Gas	$2,612	$1,757 (c)	$7,704	$5,485 (c)
Chemical	245	189	717	327
Midstream, Marketing and Other	77	163	378	270
	2,934	2,109	8,799	6,082

Unallocated Corporate Items (b)
Interest expense, net	(23)	(18)	(259)	(73)
Income taxes	(1,087)	(822)	(3,252)	(2,377)
Other expense, net	(49)	(66)	(289)	(255)

Income from continuing operations	1,775	1,203 (c)	4,999	3,377 (c)
Discontinued operations, net (b)	(4)	(12)	138 (d)	(59)
Net income	$1,771	$1,191 (c)	$5,137	$3,318 (c)

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity is able to obtain in third-party transactions.
(b)	Refer to “Significant Transactions and Events Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream, Marketing and Other Segment” and “Corporate” discussions that follow.
(c)
Represents amounts attributable to common stock shown after deducting noncontrolling interest amounts of $22 million and $58 million for the three- and nine-month periods ended September 30, 2010, respectively.

(d)	Reflects the after-tax gain from the sale of the Argentine operations.

Significant Transactions and Events Affecting Earnings

The following table sets forth, for the three and nine months ended September 30, 2011 and 2010, the effects of significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

	Periods Ended September 30
	Three Months				Nine Months
		2011		2010		2011		2010
Oil & Gas
Libya exploration write-off	$	―	$	―		$(35)	$	―
Gains on sale of Colombian pipeline interest		―		―		22		―
Foreign tax		―		―		(29)		―
Total Oil and Gas	$	―	$	―		$(42)	$	―
Chemical
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Chemical	$	―	$	―	$	―	$	―
Midstream, Marketing and Other
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Midstream, Marketing and Other	$	―	$	―	$	―	$	―
Corporate
Premium on debt extinguishments	$	―	$	―		$(163)	$	―
State income tax charge		―		―		(33)		―
Tax effect of pre-tax adjustments		―		―		50		―
Discontinued operations, net*		(4)		(12)		138	`	(59)
Total Corporate		$(4)		$(12)		$(8)		$(59)
Total		$(4)		$(12)		$(50)		$(59)

*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Periods Ended September 30
	Three Months		Nine Months
	2011	2010	2011	2010
Oil & Gas earnings	$2,612	$1,757	$7,704	$5,485
Chemical earnings	245	189	717	327
Midstream, Marketing and Other earnings	77	163	378	270
Unallocated corporate items	(72)	(84)	(548)	(328)
Pre-tax income	2,862	2,025	8,251	5,754

Income tax expense
Federal and state	433	322	1,360	958
Foreign	654	500	1,892	1,419
Total	1,087	822	3,252	2,377

Income from continuing operations	$1,775	$1,203	$4,999	$3,377

Worldwide effective tax rate	38%	41%	39%	41%

Oil and Gas Segment

The following tables set forth the sales and production volumes of crude oil, NGL and natural gas per day for the three and nine months ended September 30, 2011 and 2010.  The differences between the sales volumes and production per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

	Periods Ended September 30
	Three Months		Nine Months
Sales Volumes per Day	2011	2010	2011	2010
Crude Oil (MBBL)
United States	230	216	226	218
Middle East/North Africa	195	202	191	195
Latin America (a,b)	24	41	29	37

NGL (MBBL)
United States	73	54	67	52
Middle East/North Africa	11	13	11	14

Natural Gas (MMCF)
United States	799	656	764	671
Middle East/North Africa	443	478	429	456
Latin America (b)	15	19	16	15
Total sales volumes (MBOE) (a,b,c)	743	718	726	706

Production per Day
Crude Oil (MBBL)
United States	230	216	226	218
Middle East/North Africa	188	197	193	197
Latin America (a,b)	27	38	29	38

NGL (MBBL)
United States	73	54	67	52
Middle East/North Africa	11	14	11	13

Natural Gas (MMCF)
United States	799	656	764	671
Middle East/North Africa	443	478	429	456
Latin America (b)	15	19	16	15
Total production (MBOE) (a,b,c)	739	711	728	708

(a)
Includes volumes per day of 5 mbbl for the three and nine months ended September 30, 2010 related to the noncontrolling interest in a Colombian subsidiary.  On December 31, 2010, Occidental restructured its Colombian operations to take a direct working interest in the related assets.  As a result, the 2011 volumes exclude noncontrolling interest volumes.

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

	Periods Ended September 30
	Three Months		Nine Months
Average Realized Prices	2011	2010	2011	2010
Crude Oil ($/BBL)
United States	$89.78	$71.14	$92.19	$71.96
Middle East/North Africa	$106.97	$73.66	$103.74	$75.39
Latin America	$91.01	$71.82	$95.85	$73.52
Worldwide	$97.24	$72.31	$97.33	$73.58

NGL ($/BBL)
United States	$59.73	$43.67	$59.18	$47.80
Middle East/North Africa	$31.60	$23.24	$32.98	$27.51
Worldwide	$56.06	$39.70	$55.63	$43.66

Natural Gas ($/MCF)
United States	$4.23	$4.20	$4.24	$4.67
Latin America	$11.21	$7.71	$9.64	$7.72
Worldwide	$3.12	$2.85	$3.09	$3.17

Oil and gas segment earnings for the three and nine months ended September 30, 2011, were $2.6 billion and $7.7 billion, respectively, compared to $1.8 billion and $5.5 billion, respectively, for the same periods of 2010.  The increase in oil and gas segment earnings for the three and nine months ended September 30, 2011, compared to the same periods of 2010, reflected higher crude oil and NGL prices and volumes, partially offset by higher operating costs and DD&A rates.

In the third quarter of 2011, the average West Texas Intermediate (WTI) and Brent prices were $89.76 per barrel and $112.22 per barrel, respectively, compared to $76.20 per barrel and $76.41 per barrel, respectively for the third quarter of 2010.  The average New York Mercantile Exchange (NYMEX) price for natural gas was $4.28 per million British Thermal Units (BTUs), compared to $4.53 per million BTUs, for the third quarter of 2010.  The realized worldwide crude oil price for the third quarter of 2011, $97.24, was 108 percent of the average WTI price and 87 percent of the average Brent price for that period.  Approximately 60 percent of Occidental’s oil production tracks world oil prices and 40 percent is indexed to WTI.   Price changes, at current production levels and global prices, affect quarterly earnings before income taxes by $38 million for a $1.00 per barrel change in oil prices and $7 million for a $1.00 per barrel change in NGL prices.  A change of 50 cents per million BTUs in domestic gas prices affects quarterly pre-tax earnings by approximately $34 million.  If production levels change, the sensitivity of Occidental’s results to oil, NGL and gas prices also would change.

Oil and gas production in the third quarter of 2011 was 739,000 BOE per day, compared with 706,000 BOE per day (net of noncontrolling interest) for the same period of 2010.  The third quarter 2011 production volume increase was a result of 56,000 BOE per day higher domestic volumes, partially offset by lower volumes in the Middle East/North Africa and Colombia.  The domestic increase was from Midcontinent and Other, including the new acquisitions in South Texas and the North Dakota Williston Basin, and California. Middle East/North Africa production was lower primarily due to the lack of production in Libya and price impacts on production sharing contracts, partially offset by higher production from Oman, in Occidental’s traditional areas and Mukhaizna, and Iraq production that came on line in 2011. Colombia production was lower due to pipeline interruptions caused by insurgent activity.  Higher year-over-year average oil prices and other factors affecting our production sharing and similar contracts lowered the Middle East/North Africa, Long Beach and Colombia production by 14,000 BOE per day.  Daily sales volumes were 743,000 BOE per day in the third quarter of 2011, compared to 713,000 BOE per day (net of noncontrolling interest) in the third quarter of 2010.  The 2011 sales volumes were higher than the production volumes due to the timing of liftings in Occidental’s international operations.

Oil and gas production in the first nine months of 2011 was 728,000 BOE per day, compared with 703,000 BOE per day (net of noncontrolling interest) for the 2010 period.  Domestic volumes increased primarily due to new operations in South Texas and the Williston Basin.  Middle East/North Africa production declined due to impacts of price and other factors on production sharing contracts and lower production in Libya, partially offset by new production in Iraq and higher production in Oman’s Mukhaizna field.  Higher year-over-year average oil prices and other factors affecting our production sharing and similar contracts lowered the Middle East/North Africa, Long Beach and Colombia production by 14,000 BOE per day.  Daily sales volumes were 726,000 BOE per day in the first nine months of 2011, compared to 701,000 BOE per day (net of noncontrolling interest) for 2010.  A $5.00 per barrel increase in global oil prices from the third quarter 2011 levels would reduce volumes from Occidental’s production sharing and similar contracts by approximately 3,000 BOE per day.

Oil and gas cash production costs, excluding production and property taxes, increased from $10.19 per BOE for the total year 2010 to $12.36 per BOE for the nine months ended September 30, 2011.  The increase for the nine months of 2011 reflected higher workover and maintenance activity.  Taxes other than on income, which are directly related to product prices, were $2.29 per BOE for the first nine months of 2011, compared to $1.83 per BOE for the total year 2010.

During the nine months ended September 30, 2011, Occidental paid approximately $3.6 billion for domestic acquisitions, which included oil and gas properties in South Texas, California and the Permian Basin.

In the first quarter of 2011, Occidental acquired a 40-percent participating interest in the Al Hosn Gas project in Abu Dhabi, which is the Shah field gas development project.  Occidental partnered with the Abu Dhabi National Oil Company in a 30-year joint venture agreement for the $10 billion project, of which Occidental’s portion is approximately $4 billion.  In May 2011, Occidental paid approximately $500 million for its share of development expenditures incurred by the project prior to the date the final agreement was signed.

In December 2010, Occidental executed an agreement with a subsidiary of China Petrochemical Corporation (Sinopec) to sell its Argentine oil and gas operations for after-tax proceeds of approximately $2.6 billion.  Occidental recorded a pre-tax gain of $225 million when the sale closed in February 2011.

In the first quarter of 2011, Occidental ceased its exploration activity in Libya due to the political unrest there and sanctions imposed by the United States government in February 2011.  As a result, Occidental wrote off the entire amount of the capitalized and suspended exploration costs incurred to date, including lease acquisition costs, of approximately $35 million in the first quarter of 2011.  While certain U.S. government restrictions on Occidental’s ability to operate were lifted in September 2011, Occidental anticipates ramp-up of production by its Libyan joint venture partners will be hampered in the near term by operational, logistical and other problems from the prolonged shut in.  The net book value of Occidental’s Libyan producing properties as of September 30, 2011 was $800 million. At December 31, 2010, these properties had net proved reserves estimated at 57 million barrels, approximately 2 percent of Occidental’s 2010 total proved reserves.  Occidental Libya’s 2010 sales and production volumes were 13,000 BOE per day, representing less than 2 percent of Occidental’s worldwide volumes.  Going forward, Occidental is uncertain when it will report production from Libya.  Occidental’s Libyan operations, excluding exploration costs, had $25 million and $31 million of after-tax income and cash flows, respectively, for the year ended December 31, 2010.

Occidental produces approximately 11,000 BOE per day through its working interest in Yemen’s Masila Field, which expires in December 2011.  The operator of the field is seeking an extension with the government, the outcome of which is uncertain.

Chemical Segment

Chemical segment earnings for the three months ended September 30, 2011 and 2010 were $245 million and $189 million, respectively.  The third quarter of 2011 results reflected higher pricing across most product lines which more than offset higher feedstock costs.

Chemical segment earnings for the nine months ended September 30, 2011 and 2010 were $717 million and $327 million, respectively. The 2011 results reflected strong export sales and higher margins resulting from higher demand across most products.

Midstream, Marketing and Other Segment

Midstream and marketing segment earnings for the three months ended September 30, 2011 and 2010 were $77 million and $163 million, respectively.  Lower earnings for the third quarter of 2011 were primarily due to lower trading results, partially offset by higher pipeline and power generation income.

Midstream and marketing segment earnings for the nine months ended September 30, 2011 and 2010 were $378 million and $270 million, respectively.  The 2011 results reflected higher income from the pipeline and power generation businesses, partially offset by lower trading results.

Corporate

In October 2011, Occidental entered into a new five-year, $2.0 billion bank credit facility (2011 Credit Facility) which replaced its previous $1.4 billion bank credit facility (2006 Credit Facility), which was scheduled to expire in September 2012.  The 2011 Credit Facility has similar terms to the 2006 Credit Facility and does not contain material adverse change clauses or debt ratings triggers that could restrict Occidental’s ability to borrow under this facility.  Occidental did not draw down any amounts under the 2011 Credit Facility or the 2006 Credit Facility during 2011 and no amounts were outstanding as of September 30, 2011.

In August 2011, Occidental issued $2.15 billion of debt under its shelf registration, which comprised $1.25 billion of 1.75-percent senior unsecured notes due 2017 and $900 million of 3.125-percent senior unsecured notes due 2022.  Occidental received net proceeds of approximately $2.1 billion.  Interest on the notes will be payable semi-annually in arrears in February and August of each year for both series of notes.

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

Liquidity and Capital Resources

At September 30, 2011, Occidental had approximately $4.0 billion in cash on hand.  In addition, Occidental currently has available but unused lines of committed bank credit of $2.0 billion. Income and cash flows are largely dependent on crude oil, NGL and natural gas prices and volumes.  The first nine months of 2011, compared to the same period of 2010, had higher crude oil and NGL prices and volumes. Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and any debt payments.

Occidental’s cash flow from operations for the nine months ended September 30, 2011 was approximately $8.6 billion, compared to $6.7 billion for the same period in 2010.  The most important sources of the increase in operating cash flow in 2011, compared to 2010, were higher worldwide crude oil and NGL prices, as well as higher oil and gas segment volumes.  In the first nine months of 2011, compared to the same period in 2010, Occidental's average worldwide realized prices for crude oil and NGL were 32 and 27 percent higher, respectively, while the average realized natural gas price decreased 9 percent in the U.S., where approximately 63 percent of Occidental’s natural gas was produced.  The overall impact of the chemical and midstream and marketing segments’ margins on cash flow was less significant than the increases in oil and gas segment cash flows because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $6.5 billion for the first nine months of 2011, compared to $4.7 billion for the same period of 2010.  The 2011 amount included payments of $4.1 billion for acquisitions of various interests in domestic oil and gas properties and the Al Hosn project and $2.6 billion of cash received from the sale of the Argentine discontinued operations.  The 2010 amount included payments of $1.6 billion for acquisitions of various interests in domestic oil and gas properties, mostly in the Permian and midcontinent regions, and approximately $200 million for foreign contracts.  Capital expenditures for the first nine months of 2011 were $5.0 billion, including $4.1 billion for oil and gas.  Capital expenditures for the first nine months of 2010 were $2.6 billion, including $2.1 billion for oil and gas.

Occidental’s net cash used by financing activities was $0.7 billion in the first nine months of 2011, compared to net cash used by financing activities of $1.2 billion for the same period of 2010.  The 2011 amount included $2.1 billion of net proceeds received from the August 2011 debt issuance, the early repayment of $1.5 billion of Occidental’s debt, dividend payments of $1.1 billion, purchases of treasury stock of $159 million and $121 million of distributions paid to a noncontrolling interest partner.  The 2010 amount included the repayment of Occidental’s debt of $311 million and dividend payments of $848 million.

As of September 30, 2011, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

Occidental’s capital spending estimate for 2011 is approximately $7.0 billion and Occidental will focus on the goal of keeping Occidental’s returns well above its cost of capital.

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

As of September 30, 2011, Occidental participated in or monitored remedial activities or proceedings at 169 sites.  The following table presents Occidental’s environmental remediation reserves as of September 30, 2011, the current portion of which is included in accrued liabilities ($78 million) and the remainder in deferred credits and other liabilities — other ($277 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

		Reserve Balance
	Number of Sites	(in millions)
NPL sites	38	$59
Third-party sites	81	94
Occidental-operated sites	21	111
Closed or non-operated Occidental sites	29	91
Total	169	$355

As of September 30, 2011, Occidental’s environmental reserves exceeded $10 million at 10 of the 169 sites described above, and 120 of the sites had reserves from $0 to $1 million each.  Occidental expects to expend funds corresponding to about half of the current environmental reserves over the next four years and the balance over the subsequent ten or more years.  Occidental believes its range of reasonably possible additional loss beyond those liabilities recorded for environmental remediation at the sites described above could be up to $380 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2010.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments, Contingencies and Related Matters

OPC or certain of its subsidiaries are named, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental is usually one of many companies in these proceedings and has to date been successful in sharing response costs with other financially sound companies.  The ultimate amount of losses and the timing of any such losses that Occidental may incur resulting from currently outstanding lawsuits, claims and proceedings cannot be determined reliably at this time.  Occidental accrues reserves for all of these matters when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Reserve balances as of September 30, 2011 and December 31, 2010 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible additional losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible additional losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits of corporate tax returns for taxable years through 2009 have concluded for U.S. federal income tax purposes, the 2010 and 2011 taxable years are currently under review by the U.S. Internal Revenue Service pursuant to its Compliance Assurance Program.  Taxable years from 2000 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these locations, tax authorities are in various stages of auditing Occidental’s income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.  Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.

Occidental has indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of September 30, 2011, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

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

For the three and nine months ended September 30, 2011, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk” in the 2010 Form 10-K.

Item 4.	Controls and Procedures

Occidental's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the information in Note 8 to the consolidated condensed financial statements in Part I of this Form 10-Q and Part I, Item 3 "Legal Proceedings" in the Form 10-K for the year ended December 31, 2010.

Item 2.	Share Repurchase Activities

Occidental’s share repurchase activities for the three and nine months ended September 30, 2011 were as follows:

			Total Number	Maximum Number
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of Publicly	Yet be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

First Quarter 2011	129,521 (a)	$103.07	―

Second Quarter 2011	264,560 (a)	$112.90	―

Julyl 1 – 31, 2011	―	$ ―	―

August 1 – 31, 2011	350,000	$83.96	350,000

September 1 – 30, 2011	1,750,000	$76.29	1,750,000

Third Quarter 2011	2,100,000	$77.57	2,100,000

Total	2,494,081	$82.64	2,100,000	25,055,575

(a)	Purchased from the trustee of Occidental’s defined contribution savings plan.

Item 6.	Exhibits

4.1
Indenture, dated as of August 18, 2011, between Occidental Petroleum and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated August 15, 2011 (date of earliest event reported), File No. 1-9210).

4.2
Officers’ Certificate, dated as of August 18, 2011, establishing the terms and form of the 1.75% Senior Notes due 2017 and the 3.125% Senior Notes due 2022 (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated August 15, 2011 (date of earliest event reported), File No. 1-9210).

4.3	Form of 1.75% Senior Note due 2017 (filed as Exhibit 4.3 to the Current Report on Form 8-K of Occidental dated August 15, 2011 (date of earliest event reported), File No. 1-9210).

4.4	Form of 3.125% Senior Note due 2022 (filed as Exhibit 4.4 to the Current Report on Form 8-K of Occidental dated August 15, 2011 (date of earliest event reported), File No. 1-9210).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2011 and 2010 and for each of the five years in the period ended December 31, 2010.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE: November 3, 2011	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2011 and 2010 and for each of the five years in the period ended December 31, 2010.

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