Form 10-Q
period 2012-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2012-05-03
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR
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

Large Accelerated Filer☑   Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2012
Common stock $.20 par value	811,067,420 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets —
		March 31, 2012 and December 31, 2011	2

		Consolidated Condensed Statements of Income —
		Three months ended March 31, 2012 and 2011	4

		Consolidated Condensed Statements of Comprehensive Income —
		Three months ended March 31, 2012 and 2011	5

		Consolidated Condensed Statements of Cash Flows —
		Three months ended March 31, 2012 and 2011	6

		Notes to Consolidated Condensed Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4.	Controls and Procedures	26

Part II	Other Information

	Item 1.	Legal Proceedings	27

	Item 2.	Share Repurchase Activities	27

	Item 4.	Mine Safety Disclosures	27

	Item 6.	Exhibits	28

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Amounts in millions)

	2012	2011

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,760	$3,781

Trade receivables, net	5,712	5,395

Marketing and trading assets and other	874	916

Inventories	1,250	1,069

Prepaid expenses and other	391	381

Total current assets	11,987	11,542

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,965	2,072

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $24,743 at March 31, 2012 and $23,687 at December 31, 2011	46,903	45,684

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	767	746

TOTAL ASSETS	$61,622	$60,044
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Amounts in millions)

	2012	2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,522	$5,304
Accrued liabilities	2,328	2,533
Domestic and foreign income taxes	248	110
Total current liabilities	8,098	7,947

LONG-TERM DEBT, NET	5,873	5,871

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	5,203	4,846
Other	3,701	3,760
	8,904	8,606

STOCKHOLDERS' EQUITY
Common stock, at par value	177	177
Treasury stock	(4,517)	(4,502)
Additional paid-in capital	7,313	7,286
Retained earnings	36,262	35,142
Accumulated other comprehensive loss	(488)	(483)
Total stockholders’ equity	38,747	37,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,622	$60,044
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Amounts in millions, except per-share amounts)

	2012	2011
REVENUES AND OTHER INCOME
Net sales	$6,268	$5,726
Interest, dividends and other income	14	31
Gains on disposition of assets, net	1	22
	6,283	5,779

COSTS AND OTHER DEDUCTIONS
Cost of sales	2,950	2,526
Selling, general and administrative and other operating expenses	434	441
Taxes other than on income	174	151
Exploration expense	98	84
Interest and debt expense, net	30	215
	3,686	3,417
Income before income taxes and other items	2,597	2,362
Provision for domestic and foreign income taxes	1,139	1,054
Income from equity investments	(102)	(97)
Income from continuing operations	1,560	1,405
Discontinued operations, net	(1)	144
NET INCOME	$1,559	$1,549

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.92	$1.72
Discontinued operations, net	―	0.18
BASIC EARNINGS PER COMMON SHARE	$1.92	$1.90

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.92	$1.72
Discontinued operations, net	―	0.18
DILUTED EARNINGS PER COMMON SHARE	$1.92	$1.90
DIVIDENDS PER COMMON SHARE	$0.54	$0.46
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Amounts in millions)

	2012	2011
Net income	$1,559	$1,549
Other comprehensive income (loss) items
Foreign currency translation adjustments	4	6
Pension and postretirement adjustments (a)	5	7
Unrealized gains (losses) on derivatives (b)	14	(25)
Reclassification of realized (gains) losses on derivatives and other (c)	(28)	14
Other comprehensive income (loss), net of tax	(5)	2
Comprehensive income	$1,554	$1,551

(a)	Net of tax of $(3) and $(4) in 2012 and 2011, respectively.
(b)	Net of tax of $(8) and $14 in 2012 and 2011, respectively.
(c)	Net of tax of $17 and $(8) in 2012 and 2011, respectively.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Amounts in millions)

	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,559	$1,549
Adjustments to reconcile net income to net cash provided by operating activities
Discontinued operations, net	1	(144)
Depreciation, depletion and amortization of assets	1,085	890
Deferred income tax provision	350	276
Other noncash charges to income	65	115
Gains on disposition of assets, net	(1)	(22)
Undistributed earnings from equity investments	(9)	(48)
Dry hole and impairment expense	82	49
Changes in operating assets and liabilities, net	(317)	(629)
Other operating, net	(42)	183
Operating cash flow from continuing operations	2,773	2,219
Operating cash flow from discontinued operations, net of taxes	(8)	3
Net cash provided by operating activities	2,765	2,222
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(2,412)	(1,325)
Payments for purchases of assets and businesses	(97)	(3,015)
Sales of assets, net	2	44
Other, net	92	(15)
Investing cash flow from continuing operations	(2,415)	(4,311)
Investing cash flow from discontinued operations	―	2,570
Net cash used by investing activities	(2,415)	(1,741)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	―	1,000
Payments of long-term debt	―	(1,523)
Proceeds from issuance of common stock	15	3
Purchases of treasury stock	(15)	(13)
Distributions to noncontrolling interest	―	(121)
Cash dividends paid	(374)	(310)
Other, net	3	5
Net cash used by financing activities	(371)	(959)
Decrease in cash and cash equivalents	(21)	(478)
Cash and cash equivalents—beginning of period	3,781	2,578
Cash and cash equivalents—end of period	$3,760	$2,100
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2012
1.	General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental has made its disclosures in accordance with United States generally accepted accounting principles as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes.  The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2012, and the consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2012 and 2011, as applicable. The income and cash flows for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been reclassified to conform to the 2012 presentation.

2.	Asset Acquisitions, Dispositions and Other Transactions

No significant acquisitions, dispositions or other transactions occurred during the first quarter of 2012.

3.	Accounting and Disclosure Changes

Fair Value Measurements – Beginning in the quarter ended March 31, 2012, Occidental enhanced its fair value measurement application and disclosures as a result of adopting new requirements issued by the Financial Accounting Standards Board in May 2011.  The new rules include revisions to the standards for the use of fair value measurements and additional disclosures for: (i) all transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) Level 3 measurements; and (iii) hierarchy classifications used for assets and liabilities whose fair value is disclosed only in the footnotes.  The new rules did not have a material impact on Occidental.

4.	Supplemental Cash Flow Information

Occidental paid United States federal, state and foreign income taxes for continuing operations of approximately $501 million and $584 million during the three months ended March 31, 2012 and 2011, respectively.  Interest paid totaled approximately $72 million and $213 million (including $154 million for early debt extinguishment premium) for the three months ended March 31, 2012 and 2011, respectively.

5.	Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of March 31, 2012 and December 31, 2011 consisted of the following (in millions):

	2012	2011
Raw materials	$70	$69
Materials and supplies	475	443
Finished goods	803	655
	1,348	1,167
LIFO reserve	(98)	(98)
Total	$1,250	$1,069

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

As of March 31, 2012, Occidental participated in or monitored remedial activities or proceedings at 160 sites.  The following table presents Occidental’s environmental remediation reserves as of March 31, 2012, the current portion of which is included in accrued liabilities ($79 million) and the remainder in deferred credits and other liabilities – other ($264 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	36	$58
Third-party sites	73	84
Occidental-operated sites	22	117
Closed or non-operated Occidental sites	29	84
Total	160	$343

As of March 31, 2012, Occidental’s environmental reserves exceeded $10 million at 10 of the 160 sites described above, and 109 of the sites had reserves from zero to $1 million each.  Occidental expects to expend funds corresponding to approximately half of the current environmental reserves over the next four years and the balance over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at the sites described above could be up to $380 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2011.  For management’s opinion with respect to environmental matters, refer to Note 7.

7.	Lawsuits, Claims, Commitments and Other Contingencies

OPC or certain of its subsidiaries are named, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental or such subsidiaries are usually among many companies in these proceedings and have to date been successful in sharing response costs with other financially sound companies.   Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balance for environmental matters.  Reserve balances for other matters as of March 31, 2012 and December 31, 2011 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits of corporate tax returns for taxable years through 2009 have concluded for United States federal income tax purposes, subsequent taxable years, including the current year, are under review by the United States Internal Revenue Service pursuant to its Compliance Assurance Program.  Taxable years from 2000 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental’s income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.  Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.

OPC, its subsidiaries or both have indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of March 31, 2012, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

8.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three months ended March 31, 2012 and 2011 (in millions):

	2012		2011
Net Periodic Benefit Costs	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
Service cost	$3	$7	$5	$6
Interest cost	7	11	7	11
Expected return on plan assets	(8)	―	(8)	―
Recognized actuarial loss	5	8	3	8
Total	$7	$26	$7	$25

Occidental contributed $1 million and $2 million in the three-month periods ended March 31, 2012 and 2011, respectively, to its defined benefit pension plans.

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

Commodity derivatives – Occidental values exchange-cleared commodity derivatives using closing prices provided by the exchange as of the balance sheet date.  These derivatives are classified as Level 1.  Over-the-Counter (OTC) financial commodity contracts, foreign exchange contracts, options and physical commodity forward purchase and sale contracts are generally valued using quotations provided by brokers or industry-standard models that consider various inputs, including quoted forward prices for commodities, time value, volatility factors, credit risk and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace.  Occidental classifies these measurements as Level 2.

Occidental generally uses an income approach to measure fair value when there is not a market-observable price for an identical or similar asset or liability.  This approach utilizes management's assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a risk-adjusted risk-free discount rate.

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of March 31, 2012 and December 31, 2011 (in millions):

	Fair Value Measurements at March 31, 2012 Using
Description	Level 1	Level 2	Level 3		Netting and Collateral (a)	Total Fair Value
Assets:
Commodity derivatives	$722	$752	$	―	$(1,234)	$240
Liabilities:
Commodity derivatives	$782	$738	$	―	$(1,331)	$189

	Fair Value Measurements at December 31, 2011 Using
Description	Level 1	Level 2	Level 3		Netting and Collateral (a)	Total Fair Value
Assets:
Commodity derivatives	$310	$640	$	―	$(758)	$192
Liabilities:
Commodity derivatives	$311	$652	$	―	$(782)	$181

(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values - Nonrecurring
During the three months ended March 31, 2012 and 2011, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such similar instruments’ maturities.  The estimated fair values of Occidental’s debt as of March 31, 2012 and December 31, 2011, which were classified as Level 1, were approximately $6.3 billion and $6.4 billion, compared to carrying values of $5.9 billion and $5.9 billion, respectively.

10.	Derivatives

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

Cash-Flow Hedges

Through December 31, 2011, Occidental held a series of collar agreements for 12,000 barrels of oil per day of its existing domestic production that qualified as cash-flow hedges at a weighted-average strike price that ranged from $32.92 to $46.35.

In 2009, Occidental entered into financial swap agreements related to the sale of a portion of its existing natural gas production from the Rocky Mountain region of the United States that qualified as cash-flow hedges and terminated as of March 31, 2012.  These swap agreements hedged the sale of 50 million cubic feet of natural gas per day at an average strike price of $6.07.

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s North American leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes.  These agreements continue through March 2013.  As of March 31, 2012 and December 31, 2011, Occidental had approximately 13 billion cubic feet and 25 billion cubic feet of natural gas held in storage, respectively.  As of March 31, 2012 and December 31, 2011, Occidental had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 16 billion cubic feet and 35 billion cubic feet of this natural gas held in storage, respectively.

The following table presents the pre-tax gains and losses recognized in, and reclassified from, Accumulated Other Comprehensive Income (AOCI) and recognized in income (net sales), including any hedge ineffectiveness, for derivative instruments classified as cash-flow hedges for the three months ended March 31, 2012 and 2011 (in millions):

Commodity Contracts – cash-flow hedges		2012	2011
Unrealized gains (losses) recognized in AOCI		$22	$(40)
(Gains) losses reclassified into income		$(45)	$22
Losses recognized in income – ineffective portion	$	―	$(1)

The following table summarizes net after-tax derivative activity recorded in AOCI for the three months ended March 31, 2012 and 2011 (in millions):

	2012	2011
Beginning balance – AOCI	$1	$(111)
Unrealized gains (losses) recognized in AOCI	14	(25)
(Gains) losses reclassified to income	(28)	14
Ending balance – AOCI	$(13)	$(122)

Occidental expects that during the next twelve months an insignificant amount of net after-tax derivative losses included in AOCI, based on their valuation as of March 31, 2012, will be reclassified into income.

Derivatives Not Designated as Hedging Instruments

Occidental’s third-party marketing and trading activities focus on purchasing oil, natural gas liquids (NGLs) and gas for resale from partners, producers and third parties whose oil and gas supply is located near its midstream and marketing assets, such as pipelines, processing plants and storage facilities.  These purchases allow Occidental to aggregate volumes to maximize prices received for Occidental’s production.  The third-party marketing and trading purchase and sales contracts generally approximate each other with respect to aggregate volumes and terms.  In addition, Occidental’s Phibro trading unit’s strategy is to profit from market price changes using derivatives not designated as hedging instruments.

The following table presents gross volumes of Occidental’s outstanding commodity derivatives contracts not designated as hedging instruments as of March 31, 2012 and December 31, 2011:

	Volumes
Commodity	2012	2011
Sales contracts related to Occidental’s production
Oil (million barrels)	12	9

Third-party marketing and trading activities
Purchase contracts
Oil (million barrels)	252	109
Natural gas (billion cubic feet)	444	481
Precious metals (million troy ounces)	1	4

Sales contracts
Oil (million barrels)	251	109
Natural gas (billion cubic feet)	632	723
Precious metals (million troy ounces)	―	1

In addition, Occidental’s Phibro trading unit has certain other commodity trading contracts, including agricultural products and other metals, as well as foreign exchange contracts, but these were not material to Occidental as of March 31, 2012 and December 31, 2011.

For third-party marketing and trading activities, a substantial portion of sales contracts are typically fulfilled by purchase contracts with substantially identical terms entered into within a short time.  For a substantial portion of the sales commitments not satisfied by such contracts as of March 31, 2012, Occidental entered into offsetting contracts after March 31, 2012.  Occidental believes it has the ability to fulfill any remaining portion through its equity production or through additional third-party purchases.

Approximately $51 million and $29 million of gains from derivatives not designated as hedging instruments were recognized in net sales for the three months ended March 31, 2012 and 2011, respectively.

Fair Value of Derivatives
The following table presents the gross fair value of Occidental’s outstanding derivatives as of March 31, 2012 and December 31, 2011 (in millions):

	Asset Derivatives		Liability Derivatives
March 31, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$6	Accrued liabilities	$6

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	1,398	Accrued liabilities	1,443
	Long-term receivables and other assets, net	70	Deferred credits and other liabilities	71
		1,468		1,514
Total gross fair value		1,474		1,520
Less: counterparty netting and cash collateral (b)		(1,234)		(1,331)
Total net fair value of derivatives		$240		$189

	Asset Derivatives		Liability Derivatives
December 31, 2011	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$41	Accrued liabilities	$5
	Long-term receivables and other assets, net	3	Deferred credits and other liabilities	―
		44		5

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	835	Accrued liabilities	887
	Long-term receivables and other assets, net	71	Deferred credits and other liabilities	71
		906		958
Total gross fair value		950		963
Less: counterparty netting and cash collateral (c)		(758)		(782)
Total net fair value of derivatives		$192		$181

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.
(b)	As of March 31, 2012, collateral received of $42 million has been netted against derivative assets and collateral paid of $139 million has been netted against derivative liabilities.
(c)	As of December 31, 2011, collateral received of $42 million has been netted against derivative assets and collateral paid of $66 million has been netted against derivative liabilities.

See Note 9 for fair value measurement disclosures on derivatives.

Credit Risk

A substantial portion of Occidental’s derivative transaction volume is executed through exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these transactions are executed on a daily margin basis.  Collateral of $175 million and $173 million deposited by Occidental for such contracts with clearing houses and brokers, which has not been reflected in the derivative fair value tables, is included in the marketing and trading assets and other balance as of March 31, 2012 and December 31, 2011, respectively.

Occidental executes the rest of its derivative transactions in the over-the-counter (OTC) market.  Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments.  Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, by entering into master netting arrangements with the counterparties and by requiring collateral, as appropriate.  Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary.

Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of March 31, 2012 and December 31, 2011, Occidental had a net liability of $22 million and $58 million, respectively, which are net of collateral posted of $76 million and $27 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit rating, it would not have resulted in a material change in its collateral-posting requirements as of March 31, 2012 and December 31, 2011.

11.	Industry Segments

Occidental conducts its operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream, marketing and other (midstream and marketing).  The oil and gas segment explores for, develops and produces oil and condensate, NGLs and natural gas.  The chemical segment mainly manufactures and markets basic chemicals and vinyls.  The midstream and marketing segment gathers, treats, processes, transports, stores, purchases and markets oil, condensate, NGLs, natural gas, carbon dioxide (CO2) and power.  It also trades around its assets, including pipelines and storage capacity, and trades oil, NGLs, gas and other commodities.

Earnings of industry segments generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment assets and income from the segments’ equity investments.

The following table presents Occidental’s industry segment and corporate disclosures (in millions):

			Midstream,	Corporate
			Marketing	and
	Oil and Gas	Chemical	and Other	Eliminations		Total
Three months ended
March 31, 2012

Net sales	$4,902	$1,148	$393	$(175	) (a)	$6,268

Pretax operating profit (loss)	$2,504	$184	$131	$(120	) (b)	$2,699
Income taxes	―	―	―	(1,139	) (c)	(1,139)
Discontinued operations, net	―	―	―	(1)		(1)
Net income (loss)	$2,504	$184	$131	$(1,260)		$1,559

Three months ended
March 31, 2011

Net sales	$4,367	$1,165	$412	$(218	) (a)	$5,726

Pretax operating profit (loss)	$2,468	$219	$114	$(342	) (b)	$2,459
Income taxes	―	―	―	(1,054	) (c)	(1,054)
Discontinued operations, net	―	―	―	144	(d)	144
Net income (loss)	$2,468	$219	$114	$(1,252)		$1,549

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximately equal to those that the selling entity would be able to obtain in third-party transactions.
(b)
Includes unallocated net interest expense (including the early debt extinguishment costs of $163 million for the quarter ended March 31, 2011), administration expense, environmental remediation and other pre-tax items.

(c)	Includes all foreign and domestic income taxes from continuing operations.
(d)	Reflects the after-tax gain from the sale of the Argentine operations.

12.	Earnings Per Share

Occidental’s instruments containing rights to nonforfeitable dividends granted in stock-based payment transactions are considered participating securities prior to vesting, and, therefore, have been included in the earnings allocations in computing basic and diluted EPS under the two-class method.

Basic EPS was computed by dividing net income, net of participating securities, by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS reflects the additional dilutive effect of stock options and unvested stock awards.

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2012 and 2011:

(in millions, except per-share amounts)	2012	2011
Basic EPS
Income from continuing operations	$1,560	$1,405
Discontinued operations, net	(1)	144
Net income	1,559	1,549
Less: Net income allocated to participating securities	(3)	(3)
Net income, net of participating securities	$1,556	$1,546
Weighted average number of basic shares	810.5	812.6
Basic EPS	$1.92	$1.90
Diluted EPS
Net income, net of participating securities	$1,556	$1,546
Weighted average number of basic shares	810.5	812.6
Dilutive effect of potentially dilutive securities	0.8	0.8
Total diluted weighted average common shares	811.3	813.4
Diluted EPS	$1.92	$1.90

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

In this report, "Occidental" refers to Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries).  Occidental reported net income of $1.6 billion for the first quarter of 2012 on net sales of $6.3 billion, compared to net income of $1.5 billion on net sales of $5.7 billion for the same period of 2011.  Diluted earnings per share (EPS) were $1.92 for the first quarter of 2012, compared to $1.90 for the same period of 2011.

The increase in net income for the three months ended March 31, 2012, compared to the same period of 2011, reflected higher oil prices and higher oil and gas segment volumes domestically.  These increases were partially offset by higher oil and gas operating costs, depreciation, depletion and amortization (DD&A) rates and lower international oil volumes and domestic natural gas prices.

Selected Income Statement Items

The increase in net sales for the three months ended March 31, 2012, compared to the same period of 2011, reflected higher oil prices and higher oil and gas segment volumes domestically, partially offset by lower international oil volumes and domestic gas prices.

The increase in cost of sales for the three months ended March 31, 2012, compared to the same period of 2011, reflected higher DD&A expense and higher oil and gas operating costs, including increased well maintenance activity.  The decrease in interest and debt expense, net, was mainly due to the $163 million early debt extinguishment charge recorded in the first quarter of 2011.

The increase in provision for domestic and foreign income taxes for the three months ended March 31, 2012, compared to the same period of 2011 was due to higher pre-tax income.  The income from discontinued operations, net, for the three months ended March 31, 2011, primarily reflected the $144 million after-tax gain recorded from the sale of the Argentine operations.

Selected Analysis of Financial Position

See "Liquidity and Capital Resources" for discussion about the changes in cash and cash equivalents, as well as long-term debt, net.

The increase in trade receivables, net, reflected higher crude oil sales prices in the first quarter of 2012, compared to the fourth quarter of 2011.  The increase in inventories was primarily due to higher volumes of oil held by the oil and gas and midstream and marketing segments at the end of the first quarter of 2012, compared to the fourth quarter of 2011.  The decrease in investments in unconsolidated entities was mostly due to dividends received in excess of income earned.  The increase in property, plant and equipment, net, reflected capital expenditures of approximately $2.4 billion, partially offset by DD&A.

The increase in domestic and foreign income taxes payable reflected higher pre-tax income in the first quarter of 2012, compared to the fourth quarter of 2011, and the timing of estimated income tax payments.  The increase in deferred and other domestic and foreign income taxes was mainly due to the deferred taxes as a result of the first quarter 2012 capital expenditures.  The increase in stockholders’ equity reflected net income for the first three months of 2012, partially offset by dividend payments.

Segment Operations

Occidental conducts its operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream, marketing and other (midstream and marketing).  The oil and gas segment explores for, develops and produces oil and condensate, NGLs and natural gas.  The chemical segment mainly manufactures and markets basic chemicals and vinyls.  The midstream and marketing segment gathers, treats, processes, transports, stores, purchases and markets oil, condensate, NGLs, natural gas, carbon dioxide (CO2) and power.  It also trades around its assets, including pipelines and storage capacity, and trades oil, NGLs, gas and other commodities.

The following table sets forth the sales and earnings of each operating segment and corporate items for the three months ended March 31, 2012 and 2011 (in millions):

	2012	2011
Net Sales (a)
Oil and Gas	$4,902	$4,367
Chemical	1,148	1,165
Midstream, Marketing and Other	393	412
Eliminations	(175)	(218)
	$6,268	$5,726

Segment Earnings (b)
Oil and Gas	$2,504	$2,468
Chemical	184	219
Midstream, Marketing and Other	131	114
	2,819	2,801

Unallocated Corporate Items (b)
Interest expense, net	(28)	(214)
Income taxes	(1,139)	(1,054)
Other expense, net	(92)	(128)

Income from continuing operations	1,560	1,405
Discontinued operations, net (c)	(1)	144
Net income	$1,559	$1,549

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximately equal to those that the selling entity would be able to obtain in third-party transactions.
(b)	Refer to "Significant Transactions and Events Affecting Earnings," "Oil and Gas Segment," "Chemical Segment," "Midstream, Marketing and Other Segment" and "Corporate" discussions that follow.
(c)	The 2011 amount reflects an after-tax gain from the sale of the Argentine operations.

Significant Transactions and Events Affecting Earnings

The following table sets forth, for the three months ended March 31, 2012 and 2011, significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

		2012		2011
Oil & Gas
Libya exploration write-off	$	―		$(35)
Gain on sale of Colombian pipeline interest		―		22
Foreign tax		―		(29)
Total Oil and Gas	$	―		$(42)
Chemical
No significant items affecting earnings	$	―	$	―
Total Chemical	$	―	$	―
Midstream, Marketing and Other
No significant items affecting earnings	$	―	$	―
Total Midstream, Marketing and Other	$	―	$	―
Corporate
Premium on debt extinguishments	$	―		$(163)
State income tax charge		―		(33)
Tax effect of pre-tax adjustments		―		50
Discontinued operations, net*		(1)		144
Total Corporate		$(1)		$(2)
Total		$(1)		$(44)
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three months ended March 31, 2012 and 2011 (in millions):

	2012	2011
Oil & Gas earnings	$2,504	$2,468
Chemical earnings	184	219
Midstream, Marketing and Other earnings	131	114
Unallocated corporate items	(120)	(342)
Pre-tax income	2,699	2,459
Income tax expense
Federal and state	446	365
Foreign	693	689
Total	1,139	1,054
Income from continuing operations	$1,560	$1,405
Worldwide effective tax rate	42%	43%

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three months ended March 31, 2012 and 2011.  The differences between the production and sales volumes per day are due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

	2012	2011
Production per Day

Oil (MBBL)
United States	244	222
Middle East/North Africa	190	212
Latin America (a)	24	31

NGLs (MBBL)
United States	72	59
Middle East/North Africa	9	11

Natural Gas (MMCF)
United States	834	734
Middle East/North Africa	449	419
Latin America (a)	14	16
Total production (MBOE) (a,b)	755	730

Sales Volumes per Day

Oil (MBBL)
United States	244	222
Middle East/North Africa	180	209
Latin America (a)	24	33

NGLs (MBBL)
United States	72	59
Middle East/North Africa	9	10

Natural Gas (MMCF)
United States	834	734
Middle East/North Africa	449	419
Latin America (a)	14	16
Total sales volumes (MBOE) (a,b)	745	728

Note: MBBL represents thousand barrels. MMCF represents million cubic feet. MBOE represents thousand barrels of oil equivalent.
(a)	Excludes volumes from the Argentine operations sold in February 2011 and classified as discontinued operations.
(b)
Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of 6,000 cubic feet (one thousand cubic feet is referred to as "Mcf") of gas to one barrel of oil.  Barrels of oil equivalence does not necessarily result in price equivalence.  The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower over the recent past.

	Three Months Ended March 31,
Average Sales Prices	2012	2011
Oil ($/BBL)
United States	$103.52	$88.04
Middle East/North Africa	$114.80	$96.44
Latin America	$103.31	$92.68
Total Worldwide	$107.98	$92.14

NGLs ($/BBL)
United States	$53.95	$55.90
Middle East/North Africa	$40.77	$33.93
Total Worldwide	$52.51	$52.64

Natural Gas ($/MCF)
United States	$2.84	$4.21
Latin America	$11.63	$8.23
Total Worldwide	$2.22	$3.05

Oil and gas segment earnings for each of the three months ended March 31, 2012 and 2011 were $2.5 billion.  The oil and gas segment earnings for the three months ended March 31, 2012, compared to the same period of 2011, reflected higher oil prices and higher domestic volumes, partially offset by higher operating costs, increased DD&A rates and lower international oil volumes and domestic natural gas prices.

In the first quarter of 2012, the average daily per barrel West Texas Intermediate (WTI) and Brent market prices were $102.93 and $118.35, respectively, compared to $94.10 per barrel and $104.96 per barrel, respectively for the first quarter of 2011.  The average daily New York Mercantile Exchange (NYMEX) domestic natural gas price was $2.83 per million British Thermal Units (BTUs), compared to $4.27 per million BTUs for the first quarter 2011.  The average realized worldwide oil price for the first quarter of 2012, $107.98 per barrel, was approximately 105 percent of the average WTI price and 91 percent of the average Brent price for that period.  Worldwide NGL prices were $52.51 per barrel in the first quarter of 2012, compared with $52.64 per barrel in the first quarter of 2011. Realized domestic gas prices decreased 33 percent from $4.21 per MCF in the first quarter of 2011 to $2.84 per MCF for the first quarter of 2012.  During the first quarter of 2012, realized NGL prices were 51 percent of WTI and realized domestic gas prices were 100 percent of the average NYMEX price.  Approximately 60 percent of Occidental’s oil production tracks world oil prices, such as Brent, and 40 percent tracks WTI.  Price changes at current global prices and levels of production affect Occidental’s quarterly pre-tax income by $36 million for a $1.00 per barrel change in oil prices and $8 million for a $1.00 per barrel change in NGL prices.  A change of $0.50 per million BTUs in domestic gas prices affects quarterly pre-tax earnings by approximately $35 million.  If production levels change in the future, the sensitivity of Occidental’s results to oil, NGL and gas prices also would change.

Oil and gas production in the first quarter of 2012 was 755,000 BOE per day, compared with 730,000 BOE per day for the same period of 2011.  The first quarter 2012 production volume increase was a result of 51,000 BOE per day higher domestic volumes, partially offset by 26,000 BOE per day of reduced volumes in the Middle East/North Africa and Colombia.  The across-the-board domestic increase reflects the positive impact of Occidental's higher capital programs. The Middle East/North Africa production was lower due to the December expiration of Yemen’s Masila Field contract, field shut-in due to labor disputes that shut down a pipeline in Yemen, a maintenance-related shutdown in Qatar and price impacts on production-sharing contracts, partially offset by higher Libya production, including additional entitlements related to the initial start-up phase of operations after the 2011 civil unrest.  Colombia daily volumes decreased due to higher insurgent activity resulting in pipeline interruptions.  Due to higher year-over-year average oil prices and other factors affecting production-sharing and similar contracts, the first quarter 2012 production was reduced in the Middle East/North Africa, Colombia, and Long Beach by 10,000 BOE per day compared to the first quarter of 2011. Daily sales volumes increased from 728,000 BOE per day in the first quarter of 2011 to 745,000 BOE per day in the first quarter of

2012.  Sales volumes differed from production volumes due to the timing of liftings at Occidental’s international operations, particularly in Libya and Iraq for the first quarter of 2012.  An increase in global oil prices of $5.00 per barrel from the first quarter 2012 levels would result in approximately 3,000 BOE per day lower production due to the impact of higher prices affecting Occidental’s production-sharing and similar contracts.

Oil and gas cash average production costs, excluding taxes other than on income, increased from $12.84 per BOE for the total year 2011 to $14.00 per BOE for the three months ended March 31, 2012.  The increase for the three months of 2012 reflected higher well maintenance activity.  Taxes other than on income, which are directly related to product prices, were $2.49 per BOE for the first quarter of 2012, compared to $2.21 per BOE for the total year 2011.

Chemical Segment

Chemical segment earnings for the three months ended March 31, 2012 and 2011 were $184 million and $219 million, respectively.  Results for the first quarter of 2012 reflected lower export volumes and higher raw material costs, in large part caused by a rapid increase in ethylene prices. Calcium chloride sales volumes for de-icing applications were significantly lower due to the mild winter weather.

Midstream, Marketing and Other Segment

Midstream and marketing segment earnings for the three months ended March 31, 2012 and 2011 were $131 million and $114 million, respectively.  Earnings for the first quarter of 2012 reflected higher income in the pipeline and gas processing businesses, partially offset by lower power business margins.

Corporate

In the first quarter of 2011, Occidental redeemed all $1.0 billion of its outstanding 7-percent senior notes due 2013 and all $368 million of its outstanding 6.75-percent senior notes due 2012 and recorded a $163 million pre-tax charge related to this redemption.

Liquidity and Capital Resources

At March 31, 2012, Occidental had approximately $3.8 billion in cash on hand.  In addition, Occidental currently has available but unused committed bank credit of $2.0 billion. Income and cash flows are largely dependent on oil and gas prices and sales volumes. Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and any debt payments.

Occidental’s cash flow from operations for the three months ended March 31, 2012 was approximately $2.8 billion, compared to $2.2 billion for the same period in 2011.  The most important sources of the increase in operating cash flow in 2012, compared to 2011, were higher worldwide oil prices and higher domestic oil volumes.  In the first three months of 2012, compared to the same period in 2011, Occidental's average realized worldwide price for oil was 17 percent higher, while the average realized natural gas price decreased 33 percent in the United States, where approximately 64 percent of Occidental’s natural gas was produced.  The oil price increase had a significantly larger impact on cash flows than the gas price decrease.  The overall impact of the chemical and midstream and marketing segments’ margins on cash flow changes was less significant than the increases in the oil and gas segment cash flows because the chemical and midstream and marketing segments are significantly smaller.  Occidental also used approximately $300 million of cash for working capital during the first quarter of 2012.

Occidental’s net cash used by investing activities was $2.4 billion for the first three months of 2012, compared to $1.7 billion for the same period of 2011.  The 2012 amount included approximately $100 million of distributions received from its Dolphin equity method investment as well as payments that were contractually due and for various small acquisitions of domestic oil and gas interests.  The 2011 amount included payments of $3.0 billion for acquisitions of various interests in domestic oil and gas properties and $2.6 billion of cash received from the sale of the Argentine discontinued operations.  Capital expenditures for the first three months of 2012 were $2.4 billion, including $2.0 billion in the oil and gas segment.   Capital expenditures for the first three months of 2011 were $1.3 billion, including $1.2 billion in the oil and gas segment.

Occidental’s net cash used by financing activities was $371 million in the first three months of 2012, compared to $959 million used for the same period of 2011.  The 2012 amount included dividend payments of $374 million.  The 2011 amount included the early repayment of Occidental’s debt of $1.5 billion, short-term borrowings of $1.0 billion, dividend payments of $310 million and $121 million of distributions paid to a noncontrolling interest partner.

As of March 31, 2012, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.  In April 2012, Moody's Investors Service upgraded Occidental's senior unsecured debt rating from A2 to A1.

Occidental’s expectation for 2012 capital spending has not changed significantly since the beginning of 2012 and will be focused on increasing oil and gas production and ensuring Occidental’s returns remain well above its cost of capital given current oil and gas prices and the cost environment.  The capital program will be reviewed around mid-year and will be adjusted as conditions dictate.

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

As of March 31, 2012, Occidental participated in or monitored remedial activities or proceedings at 160 sites.  The following table presents Occidental’s environmental remediation reserves as of March 31, 2012, the current portion of which is included in accrued liabilities ($79 million) and the remainder in deferred credits and other liabilities — other ($264 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

		Reserve Balance
	Number of Sites	(in millions)
NPL sites	36	$58
Third-party sites	73	84
Occidental-operated sites	22	117
Closed or non-operated Occidental sites	29	84
Total	160	$343

As of March 31, 2012, Occidental’s environmental reserves exceeded $10 million at 10 of the 160 sites described above, and 109 of the sites had reserves from zero to $1 million each.  Occidental expects to expend funds corresponding to approximately half of the current environmental reserves over the next four years and the balance over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at the sites described above could be up to $380 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2011.

Refer to the "Environmental Liabilities and Expenditures" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Other Contingencies

OPC or certain of its subsidiaries are named, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been named in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental or such subsidiaries are usually among many companies in these proceedings and have to date been successful in sharing response costs with other financially sound companies.   Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balance for environmental matters.  Reserve balances for other matters as of March 31, 2012 and December 31, 2011 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits of corporate tax returns for taxable years through 2009 have concluded for United States federal income tax purposes, subsequent taxable years, including the current year, are under review by the United States Internal Revenue Service pursuant to its Compliance Assurance Program.  Taxable years from 2000 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental’s income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.  Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.

OPC, its subsidiaries or both have indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of March 31, 2012, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to future indemnity claims against it in connection with these transactions that would result in payments materially in excess of reserves.

Recently Adopted Accounting and Disclosure Changes

Fair Value Measurements – Beginning in the quarter ended March 31, 2012, Occidental enhanced its fair value measurement application and disclosures as a result of adopting new requirements issued by the Financial Accounting Standards Board (FASB) in May 2011.  The new rules include revisions to the standards for the use of fair value measurements and additional disclosures for: (i) all transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) Level 3 measurements; and (iii) hierarchy classifications used for assets and liabilities whose fair value is disclosed only in the footnotes.  The new rules did not have a material impact on Occidental.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects.  Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; general domestic political and regulatory approval conditions; international political conditions; not successfully completing, or any material delay of, any development of new fields, expansion projects, capital expenditures, efficiency-improvement projects, acquisitions or dispositions; potential failure to achieve expected production from existing and future oil and gas development projects; exploration risks such as drilling unsuccessful wells; any changes in general economic conditions domestically or internationally; higher-than-expected costs; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; potential disruption or interruption of Occidental’s production or manufacturing or damage to facilities due to accidents, chemical releases, labor unrest, weather, natural disasters, political events or insurgent activity; failure of risk management; changes in law or regulations; or changes in tax rates.  Words such as "estimate", "project", "predict", "will", "would", "should", "could", "may", "might", "anticipate", "plan", "intend", "believe", "expect", "aim", "goal", "target", "objective", "likely" or similar expressions that convey the uncertainty of future events or outcomes generally indicate forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information or future events or otherwise.  Material risks that may affect Occidental’s results of operations and financial position appear in Part 1, Item 1A "Risk Factors" of the 2011 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2012, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Derivative Activities and Market Risk" in the 2011 Form 10-K.

Item 4.	Controls and Procedures

Occidental's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the information in Note 7 to the consolidated condensed financial statements in Part I of this Form 10-Q and Part I, Item 3, "Legal Proceedings" in the Form 10-K for the year ended December 31, 2011.

The New Mexico Environment Department asserted a penalty claim in excess of $100,000 on April 6, 2012 against an Occidental Petroleum Corporation (OPC) subsidiary for alleged notification, permitting and emissions violations of the New Mexico Air Quality Control Act at a facility in Lea County, New Mexico.  The subsidiary is evaluating this claim, the resolution of which will not have a material adverse effect on OPC's consolidated financial position or results of operations.

Item 2.	Share Repurchase Activities

Occidental’s share repurchase activities for the three months ended March 31, 2012 were as follows:

			Total Number	Maximum Number
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of Publicly	Yet be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased (a)	per Share	or Programs	or Programs
January 1 – 31, 2012	―	$ ―	―
February 1 – 29, 2012	144,542	$104.84	―
March 1 – 31, 2012	―	$ ―	―
Total	144,542	$104.84	―	24,485,575

(a)	Purchased from the trustee of Occidental’s defined contribution savings plan.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 6.	Exhibits

10.1	Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.

10.2	Form of Restricted Stock Unit Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.

10.3	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Award Terms and Conditions.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2012 and 2011 and for each of the five years in the period ended December 31, 2011.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE: May 2, 2012	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

10.1	Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.

10.2	Form of Restricted Stock Unit Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan.

10.3	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Award Terms and Conditions.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2012 and 2011 and for each of the five years in the period ended December 31, 2011.

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