Form 10-Q
period 2012-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2012-08-06
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
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

Large Accelerated Filer☑   Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2012
Common stock $.20 par value	809,947,385 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets —
		June 30, 2012 and December 31, 2011	2

		Consolidated Condensed Statements of Income —
		Three and six months ended June 30, 2012 and 2011	4

		Consolidated Condensed Statements of Comprehensive Income —
		Three and six months ended June 30, 2012 and 2011	5

		Consolidated Condensed Statements of Cash Flows —
		Six months ended June 30, 2012 and 2011	6

		Notes to Consolidated Condensed Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4.	Controls and Procedures	28

Part II	Other Information

	Item 1.	Legal Proceedings	29

	Item 2.	Share Repurchase Activities	29

	Item 4.	Mine Safety Disclosures	29

	Item 6.	Exhibits	30

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011
(Amounts in millions)

	2012	2011

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,410	$3,781

Trade receivables, net	4,959	5,395

Marketing and trading assets and other	911	916

Inventories	1,499	1,069

Prepaid expenses and other	354	381

Total current assets	12,133	11,542

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,972	2,072

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $25,805 at June 30, 2012 and $23,687 at December 31, 2011	49,397	45,684

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	781	746

TOTAL ASSETS	$64,283	$60,044
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011
(Amounts in millions)

	2012	2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,453	$5,304
Accrued liabilities	2,434	2,533
Domestic and foreign income taxes	―	110
Total current liabilities	7,887	7,947

LONG-TERM DEBT, NET	7,620	5,871

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	5,644	4,846
Other	3,582	3,760
	9,226	8,606

STOCKHOLDERS' EQUITY
Common stock, at par value	177	177
Treasury stock	(4,660)	(4,502)
Additional paid-in capital	7,371	7,286
Retained earnings	37,152	35,142
Accumulated other comprehensive loss	(490)	(483)
Total stockholders’ equity	39,550	37,620
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,283	$60,044
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Amounts in millions, except per-share amounts)

	Three months ended		Six months ended
	June 30		June 30
	2012	2011	2012	2011
REVENUES AND OTHER INCOME
Net sales	$5,768	$6,173	$12,036	$11,899
Interest, dividends and other income	24	35	38	66
Gains on disposition of assets, net	―	―	1	22
	5,792	6,208	12,075	11,987
COSTS AND OTHER DEDUCTIONS
Cost of sales	3,060	2,720	6,010	5,246
Selling, general and administrative and other operating expenses	335	388	769	829
Taxes other than on income	167	162	341	313
Exploration expense	96	62	194	146
Interest and debt expense, net	28	27	58	242
	3,686	3,359	7,372	6,776
Income before income taxes and other items	2,106	2,849	4,703	5,211
Provision for domestic and foreign income taxes	875	1,111	2,014	2,165
Income from equity investments	(101)	(81)	(203)	(178)
Income from continuing operations	1,332	1,819	2,892	3,224
Discontinued operations, net	(4)	(2)	(5)	142
NET INCOME	$1,328	$1,817	$2,887	$3,366

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.64	$2.23	$3.56	$3.96
Discontinued operations, net	―	―	(0.01)	0.18
BASIC EARNINGS PER COMMON SHARE	$1.64	$2.23	$3.55	$4.14
DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.64	$2.23	$3.56	$3.96
Discontinued operations, net	―	―	(0.01)	0.17
DILUTED EARNINGS PER COMMON SHARE	$1.64	$2.23	$3.55	$4.13
DIVIDENDS PER COMMON SHARE	$0.54	$0.46	$1.08	$0.92
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Amounts in millions)

	Three months ended		Six months ended
	June 30		June 30
	2012	2011	2012	2011
Net income	$1,328	$1,817	$2,887	$3,366
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(12)	7	(8)	13
Pension and postretirement adjustments (a)	8	7	13	14
Unrealized (losses) gains on derivatives (b)	(2)	21	12	(4)
Reclassification of realized losses (gains) on derivatives and other (c)	4	35	(24)	49
Other comprehensive income (loss), net of tax	(2)	70	(7)	72
Comprehensive income	$1,326	$1,887	$2,880	$3,438

(a)	Net of tax (expense) of $(5) and $(4) for the three months ended June 30, 2012 and 2011, respectively, and $(8) for each of the six month periods ended June 30, 2012 and 2011.
(b)	Net of tax (expense)/benefit of zero and $(13) for the three months ended June 30, 2012 and 2011, respectively, and $(8) and $2 for the six months ended June 30, 2012 and 2011.
(c)	Net of tax (expense)/benefit of $(2) and $(19) for the three months ended June 30, 2012 and 2011, respectively, and $15 and $(27) for the six months ended June 30, 2012 and 2011.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Amounts in millions)

	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,887	$3,366
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	5	(142)
Depreciation, depletion and amortization of assets	2,172	1,729
Deferred income tax provision	794	517
Other noncash charges to income	110	205
Gains on disposition of assets, net	(1)	(22)
Undistributed earnings from equity investments	(8)	(25)
Dry hole and impairment expense	166	94
Changes in operating assets and liabilities, net	16	(125)
Other operating, net	(166)	(25)
Operating cash flow from continuing operations	5,975	5,572
Operating cash flow from discontinued operations, net of taxes	(17)	(8)
Net cash provided by operating activities	5,958	5,564
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(5,125)	(2,958)
Payments for purchases of assets and businesses	(1,081)	(3,905)
Sales of assets, net	5	45
Other, net	39	(43)
Investing cash flow from continuing operations	(6,162)	(6,861)
Investing cash flow from discontinued operations	―	2,570
Net cash used by investing activities	(6,162)	(4,291)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,736	―
Proceeds from short-term borrowings, net	―	500
Payments of long-term debt	―	(1,523)
Proceeds from issuance of common stock	58	5
Purchases of treasury stock	(152)	(43)
Distributions to noncontrolling interest	―	(121)
Cash dividends paid	(813)	(685)
Other, net	4	10
Net cash provided (used) by financing activities	833	(1,857)
Increase (decrease) in cash and cash equivalents	629	(584)
Cash and cash equivalents—beginning of period	3,781	2,578
Cash and cash equivalents—end of period	$4,410	$1,994
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2012
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

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2012, and the consolidated statements of income, comprehensive income and cash flows for the three and six months ended June 30, 2012 and 2011, as applicable. The income and cash flows for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been reclassified to conform to the 2012 presentation.

2.	Asset Acquisitions, Dispositions and Other Transactions

During the six months ended June 30, 2012, Occidental paid approximately $1.0 billion for domestic oil and gas properties, mainly in the Williston Basin, South Texas and the Permian Basin.

In June 2012, Occidental issued $1.75 billion of debt which comprised $1.25 billion of 2.70-percent senior unsecured notes due 2023 and $500 million of 1.50-percent senior unsecured notes due 2018. Occidental received net proceeds of approximately $1.74 billion. Interest on the notes will be payable semi-annually in arrears in February and August of each year for both series of notes.

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

Occidental paid United States federal, state and foreign income taxes for continuing operations of approximately $1.3 billion and $1.6 billion during the six months ended June 30, 2012 and 2011, respectively. Interest paid totaled approximately $95 million and $236 million (including $154 million for early debt extinguishment premium) for the six months ended June 30, 2012 and 2011, respectively.

5.	Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of June 30, 2012, and December 31, 2011, consisted of the following (in millions):

	2012	2011
Raw materials	$65	$69
Materials and supplies	534	443
Finished goods	998	655
	1,597	1,167
LIFO reserve	(98)	(98)
Total	$1,499	$1,069

6.	Environmental Liabilities and Expenditures

Occidental’s operations are subject to stringent federal, state, local and foreign laws and regulations related to improving or maintaining environmental quality.  Occidental’s environmental compliance costs have generally increased over time and are expected to rise in the future.  Occidental factors environmental expenditures for its operations into its business planning process as an integral part of producing quality products responsive to market demand.

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

As of June 30, 2012, Occidental participated in or monitored remedial activities or proceedings at 164 sites.  The following table presents Occidental’s environmental remediation reserves as of June 30, 2012, the current portion of which is included in accrued liabilities ($79 million) and the remainder in deferred credits and other liabilities — other ($257 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	37	$56
Third-party sites	76	82
Occidental-operated sites	22	114
Closed or non-operated Occidental sites	29	84
Total	164	$336

As of June 30, 2012, Occidental’s environmental reserves exceeded $10 million at 10 of the 164 sites described above, and 114 of the sites had reserves from zero to $1 million each.  Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $370 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2011.  For management’s opinion with respect to environmental matters, refer to Note 7.

7.	Lawsuits, Claims, Commitments and Other Contingencies

OPC or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been involved in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental or such subsidiaries are usually among many companies in these proceedings and have to date been successful in sharing response costs with other financially sound companies.  Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balance for environmental matters.  Reserve balances for other matters as of June 30, 2012, and December 31, 2011, were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits of corporate tax returns for taxable years through 2009 have concluded for United States federal income tax purposes, subsequent taxable years, including the current year, are under various stages of review by the United States Internal Revenue Service pursuant to its Compliance Assurance Program.  Taxable years from 2000 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental’s income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.  Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.

OPC, its subsidiaries or both have indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of June 30, 2012, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and six months ended June 30, 2012 and 2011 (in millions):

Three months ended June 30	2012		2011
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$3	$6	$5	$5
Interest cost	7	11	8	12
Expected return on plan assets	(8)	―	(8)	―
Recognized actuarial loss	5	9	3	7
Total	$7	$26	$8	$24

Six months ended June 30	2012		2011
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$6	$13	$10	$11
Interest cost	14	22	15	23
Expected return on plan assets	(16)	―	(16)	―
Recognized actuarial loss	10	17	6	15
Total	$14	$52	$15	$49

Occidental contributed approximately $2 million in each of the three-month periods ended June 30, 2012 and 2011, and approximately $3 million and $4 million in the six-month periods ended June 30, 2012 and 2011, respectively, to its defined benefit pension plans.

9.	Fair Value Measurements

Occidental has categorized its assets and liabilities that are measured at fair value, based on the priority of the inputs to the valuation techniques, in a three-level fair value hierarchy: Level 1 ― using quoted prices in active markets for identical assets or liabilities; Level 2 ― using observable inputs other than quoted prices for identical assets or liabilities; and Level 3 ― using unobservable inputs.  Transfers between levels, if any, are recognized at the end of each reporting period.

Fair Values ― Recurring

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

Commodity derivatives ― Occidental values exchange-cleared commodity derivatives using closing prices provided by the exchange as of the balance sheet date.  These derivatives are classified as Level 1. Over-the-Counter (OTC) financial commodity contracts, foreign exchange contracts, options and physical commodity forward purchase and sale contracts, including contracts that meet the accounting definition of an embedded derivative, are generally valued using quotations provided by brokers or industry-standard models that consider various inputs, including quoted forward prices for commodities, time value, volatility factors, credit risk and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace. Occidental generally classifies these measurements as Level 2.

Occidental generally uses an income approach to measure fair value when there is not a market-observable price for an identical or similar asset or liability.  This approach utilizes management’s assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a risk-adjusted risk-free discount rate.

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of June 30, 2012, and December 31, 2011 (in millions):

	Fair Value Measurements at June 30, 2012 Using
Description	Level 1	Level 2	Level 3		Netting and Collateral (a)	Total Fair Value
Assets:
Commodity derivatives	$684	$745	$	―	$(1,197)	$232
Liabilities:
Commodity derivatives	$627	$893	$	―	$(1,272)	$248

	Fair Value Measurements at December 31, 2011 Using
Description	Level 1	Level 2	Level 3		Netting and Collateral (a)	Total Fair Value
Assets:
Commodity derivatives	$310	$640	$	―	$(758)	$192
Liabilities:
Commodity derivatives	$311	$652	$	―	$(782)	$181

(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values - Nonrecurring
During the three and six months ended June 30, 2012 and 2011, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such similar instruments’ maturities.  The estimated fair values of Occidental’s debt, as of June 30, 2012, and December 31, 2011, which were classified as Level 1, were approximately $8.2 billion and $6.4 billion, compared to carrying values of $7.6 billion and $5.9 billion, respectively.

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

Through its marketing and trading activities and within its established policy controls and procedures, Occidental uses a variety of derivative instruments to improve realized prices for its oil and gas.  Additionally, Occidental’s Phibro trading unit engages in trading activities using derivatives for the purpose of generating profits mainly from market price changes of commodities.  In the past, Occidental has also used derivatives to reduce its exposure to price volatility on a small portion of its oil and gas production.

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

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s North American leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes through March 31, 2013.  As of June 30, 2012, and December 31, 2011, Occidental had approximately 17 billion cubic feet and 25 billion cubic feet of natural gas held in storage, respectively.  As of June 30, 2012, and December 31, 2011, Occidental had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 23 billion cubic feet and 35 billion cubic feet of this stored natural gas, respectively.

The following table presents the pre-tax gains and losses recognized in, and reclassified from, Accumulated Other Comprehensive Income (AOCI) and recognized in income (net sales), including any hedge ineffectiveness, for derivative instruments classified as cash-flow hedges for the three and six months ended June 30, 2012 and 2011 (in millions):

	Periods ended June 30
	Three Months			Six Months
Commodity Contracts – cash-flow hedges		2012	2011		2012		2011
Unrealized gains (losses) recognized in AOCI		$(2)	$34		$20		$(6)
Losses (gains) reclassified into income		$6	$54		$(39)		$76
Gains recognized in income – ineffective portion	$	―	$1	$	―	$	―

The following table summarizes net after-tax derivative activity recorded in AOCI for the three and six months ended June 30, 2012 and 2011 (in millions):

	Periods ended June 30
	Three Months		Six Months
	2012	2011	2012	2011
Beginning balance ― AOCI	$(13)	$(122)	$1	$(111)
Unrealized gains (losses) recognized in AOCI	(2)	21	12	(4)
Losses (gains) reclassified to income	4	35	(24)	49
Ending balance ― AOCI	$(11)	$(66)	$(11)	$(66)

Occidental expects that during the next twelve months an insignificant amount of net after-tax derivative losses included in AOCI, based on their valuation as of June 30, 2012, will be reclassified into income.

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

The following table presents gross volumes of Occidental’s commodity derivatives contracts not designated as hedging instruments as of June 30, 2012, and December 31, 2011:

	Volumes
Commodity	2012	2011
Sales contracts related to Occidental’s production
Oil (million barrels)	14	9

Third-party marketing and trading activities
Purchase contracts
Oil (million barrels)	158	109
Natural gas (billion cubic feet)	342	481
Precious metals (million troy ounces)	1	4

Sales contracts
Oil (million barrels)	152	109
Natural gas (billion cubic feet)	451	723
Precious metals (million troy ounces)	―	1

In addition, Occidental typically has certain other commodity trading contracts, such as agricultural products, power and other metals as well as foreign exchange contracts.  These contracts were not material to Occidental as of June 30, 2012, and December 31, 2011.

For third-party marketing and trading activities, a substantial portion of sales contracts are typically fulfilled by purchase contracts with substantially identical terms entered into within a short time.  For a substantial portion of the sales commitments not satisfied by such contracts as of June 30, 2012, Occidental entered into offsetting contracts after June 30, 2012.  Occidental believes it has the ability to fulfill any remaining portion through its equity production or through additional third-party purchases.

Approximately $86 million of losses and $77 million of gains from derivatives not designated as hedging instruments were recognized in net sales for the three months ended June 30, 2012 and 2011, respectively.  Approximately $35 million of losses and $106 million of gains from derivatives not designated as hedging instruments were recognized in net sales for the six months ended June 30, 2012 and 2011, respectively.

Fair Value of Derivatives
The following table presents the gross fair value of Occidental’s outstanding derivatives as of June 30, 2012, and December 31, 2011 (in millions):

	Asset Derivatives		Liability Derivatives
June 30, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$4	Accrued liabilities	$1

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	1,369	Accrued liabilities	1,465
	Long-term receivables and other assets, net	56	Deferred credits and other liabilities	54
		1,425		1,519
Total gross fair value		1,429		1,520
Less: counterparty netting and cash collateral (b)		(1,197)		(1,272)
Total net fair value of derivatives		$232		$248

	Asset Derivatives		Liability Derivatives
December 31, 2011	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$41	Accrued liabilities	$5
	Long-term receivables and other assets, net	3	Deferred credits and other liabilities	―
		44		5

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	835	Accrued liabilities	887
	Long-term receivables and other assets, net	71	Deferred credits and other liabilities	71
		906		958
Total gross fair value		950		963
Less: counterparty netting and cash collateral (c)		(758)		(782)
Total net fair value of derivatives		$192		$181

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.
(b)	As of June 30, 2012, collateral received of $66 million has been netted against derivative assets and collateral paid of $141 million has been netted against derivative liabilities.
(c)	As of December 31, 2011, collateral received of $42 million has been netted against derivative assets and collateral paid of $66 million has been netted against derivative liabilities.

See Note 9 for fair value measurement disclosures on derivatives.

Credit Risk

A substantial portion of Occidental’s derivative transaction volume is executed through exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these transactions are executed on a daily margin basis.  Collateral of $51 million and $173 million deposited by Occidental for such contracts with clearing houses and brokers, which has not been reflected in the derivative fair value tables, is included in the marketing and trading assets and other balance as of June 30, 2012, and December 31, 2011, respectively.

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

Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of June 30, 2012 and December 31, 2011, Occidental had a net liability of $32 million and $58 million, respectively, which are net of collateral posted of $73 million and $27 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of June 30, 2012, and December 31, 2011.

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

The following tables present Occidental’s industry segment and corporate disclosures (in millions):

			Midstream,	Corporate
			Marketing	and
	Oil and Gas	Chemical	and Other	Eliminations		Total
Three months ended
June 30, 2012

Net sales	$4,495	$1,172	$262	$(161	) (a)	$5,768

Pretax operating profit (loss)	$2,043	$194	$77	$(107	) (b)	$2,207
Income taxes	―	―	―	(875	) (c)	(875)
Discontinued operations, net	―	―	―	(4)		(4)
Net income (loss)	$2,043	$194	$77	$(986)		$1,328
Three months ended
June 30, 2011

Net sales	$4,591	$1,325	$441	$(184	) (a)	$6,173

Pretax operating profit (loss)	$2,624	$253	$187	$(134	) (b)	$2,930
Income taxes	―	―	―	(1,111	) (c)	(1,111)
Discontinued operations, net	―	―	―	(2)		(2)
Net income (loss)	$2,624	$253	$187	$(1,247)		$1,817

			Midstream,	Corporate
			Marketing	and
	Oil and Gas	Chemical	and Other	Eliminations		Total
Six months ended
June 30, 2012

Net sales	$9,397	$2,320	$655	$(336	) (a)	$12,036

Pretax operating profit (loss)	$4,547	$378	$208	$(227	) (b)	$4,906
Income taxes	―	―	―	(2,014	) (c)	(2,014)
Discontinued operations, net	―	―	―	(5)		(5)
Net income (loss)	$4,547	$378	$208	$(2,246)		$2,887

Six months ended
June 30, 2011

Net sales	$8,958	$2,490	$853	$(402	) (a)	$11,899

Pretax operating profit (loss)	$5,092	$472	$301	$(476	) (b)	$5,389
Income taxes	―	―	―	(2,165	) (c)	(2,165)
Discontinued operations, net	―	―	―	142	(d)	142
Net income (loss)	$5,092	$472	$301	$(2,499)		$3,366

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximately equal to those that the selling entity would be able to obtain in third-party transactions.
(b)
Includes unallocated net interest expense (including the early debt extinguishment costs of $163 million for the six months ended June 30, 2011), administration expense, environmental remediation and other pre-tax items.

(c)	Includes all foreign and domestic income taxes from continuing operations.
(d)	Reflects an after-tax gain from the sale of the Argentine operations.

12.	Earnings Per Share

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

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2012 and 2011:

	Periods Ended June 30
	Three months		Six months
(in millions, except per-share amounts)	2012	2011	2012	2011
Basic EPS
Income from continuing operations	$1,332	$1,819	$2,892	$3,224
Discontinued operations, net	(4)	(2)	(5)	142
Net income	1,328	1,817	2,887	3,366
Less: Net income allocated to participating securities	(2)	(3)	(4)	(6)
Net income, net of participating securities	$1,326	$1,814	$2,883	$3,360
Weighted average number of basic shares	810.3	812.5	810.4	812.5
Basic EPS	$1.64	$2.23	$3.55	$4.14

Diluted EPS
Net income, net of participating securities	$1,326	$1,814	$2,883	$3,360
Weighted average number of basic shares	810.3	812.5	810.4	812.5
Dilutive effect of potentially dilutive securities	0.7	0.8	0.8	0.8
Total diluted weighted average common shares	811.0	813.3	811.2	813.3
Diluted EPS	$1.64	$2.23	$3.55	$4.13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

In this report, “Occidental” refers to Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest. Occidental reported net income of $1.3 billion for the second quarter of 2012 on net sales of $5.8 billion, compared to net income of $1.8 billion on net sales of $6.2 billion for the same period of 2011.  Diluted earnings per share (EPS) were $1.64 for the second quarter of 2012, compared to $2.23 for the same period of 2011.  Occidental reported net income of $2.9 billion for the first six months of 2012 on net sales of $12.0 billion, compared to net income of $3.4 billion on net sales of $11.9 billion for the same period of 2011.  Diluted EPS were $3.55 and $4.13 for the first six months of 2012 and 2011, respectively.

Net income for the three months ended June 30, 2012, compared to the same period of 2011, reflected lower oil, natural gas liquids (NGLs) and gas prices, higher oil and gas operating costs and depreciation, depletion and amortization (DD&A) rates, lower margins in the marketing and trading and gas processing businesses, lower domestic and export caustic volumes, lower vinyl chloride monomer (VCM) export volumes and lower polyvinyl chloride (PVC) and VCM export prices, partially offset by higher oil volumes and higher income in the pipeline businesses.  Net income for the six months ended June 30, 2012, compared to the same period of 2011, reflected higher oil and gas operating costs and DD&A rates, lower natural gas and NGL prices, lower chemical export volumes and prices due to the weakening economic conditions in Europe and Asia, and lower margins in the marketing and trading businesses, partially offset by higher oil prices, higher oil, NGL and gas volumes and higher income in the pipeline businesses.

Selected Income Statement Items

The decrease in net sales for the three months ended June 30, 2012, compared to the same period of 2011, reflected lower oil, NGL and gas prices, lower margins in the marketing and trading businesses, lower domestic and export caustic volumes, lower VCM export volumes, lower PVC and VCM export prices and lower sales in the gas processing businesses, partially offset by higher oil and gas volumes.  The increase in net sales for the six months ended June 30, 2012, compared to the same period of 2011, reflected higher oil prices and higher oil, NGL and gas volumes, partially offset by lower NGL and natural gas prices, lower chemical export volumes and prices and lower margins in the marketing and trading businesses.

The increase in cost of sales for the three and six months ended June 30, 2012, compared to the same periods of 2011, reflected higher oil and gas operating costs and DD&A rates, partially offset by lower natural gas and ethylene costs related to the chemical segment.  The decrease in interest and debt expense, net, for the six months ended June 30, 2012, was mainly due to the $163 million early debt extinguishment charge recorded in the first quarter of 2011.

The decrease in the provision for domestic and foreign income taxes for the three and six months ended June 30, 2012, compared to the same periods of 2011, was due to lower pre-tax income, partially offset by higher effective tax rates.  The income from discontinued operations, net, for the six months ended June 30, 2011, primarily reflected the $144 million after-tax gain recorded from the sale of the Argentine operations.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the changes in cash and cash equivalents, as well as long-term debt, net.

The decrease in trade receivables, net, was due to lower oil and gas prices in the second quarter of 2012, compared to the end of 2011.  The increase in inventories was primarily due to higher volumes of oil held by the midstream and marketing segment at the end of the second quarter of 2012, compared to the fourth quarter of 2011. The increase in property, plant and equipment, net, reflected capital expenditures of approximately $5.1 billion and acquisitions of $1.0 billion, partially offset by DD&A.

The decrease in domestic and foreign income taxes payable was due to the timing of estimated tax payments. The increase in deferred and other domestic and foreign income taxes was mainly due to the deferred taxes related to the capital expenditures in the six months ended June 30, 2012.  The increase in stockholders’ equity reflected net income for the first six months of 2012, partially offset by dividend payments and stock purchases.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and six months ended June 30, 2012 and 2011 (in millions):

	Periods Ended June 30
	Three Months		Six Months
	2012	2011	2012	2011
Net Sales (a)
Oil and Gas	$4,495	$4,591	$9,397	$8,958
Chemical	1,172	1,325	2,320	2,490
Midstream, Marketing and Other	262	441	655	853
Eliminations	(161)	(184)	(336)	(402)
	$5,768	$6,173	$12,036	$11,899
Segment Earnings (b)
Oil and Gas	$2,043	$2,624	$4,547	$5,092
Chemical	194	253	378	472
Midstream, Marketing and Other	77	187	208	301
	2,314	3,064	5,133	5,865

Unallocated Corporate Items (b)
Interest expense, net	(25)	(22)	(53)	(236)
Income taxes	(875)	(1,111)	(2,014)	(2,165)
Other expense, net	(82)	(112)	(174)	(240)

Income from continuing operations	1,332	1,819	2,892	3,224
Discontinued operations, net (c)	(4)	(2)	(5)	142
Net income	$1,328	$1,817	$2,887	$3,366

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximately equal to those that the selling entity would be able to obtain in third-party transactions.
(b)	Refer to “Significant Transactions and Events Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream, Marketing and Other Segment” and “Corporate” discussions that follow.
(c)	The six months ended June 30, 2011 amount reflects an after-tax gain from the sale of the Argentine operations.

Significant Transactions and Events Affecting Earnings

The following table sets forth, for the three and six months ended June 30, 2012 and 2011, significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

	Periods Ended June 30
	Three Months				Six Months
		2012		2011		2012		2011
Oil & Gas
Libya exploration write-off	$	―	$	―	$	―		$(35)
Gain on sale of Colombian pipeline interest		―		―		―		22
Foreign tax		―		―		―		(29)
Total Oil and Gas	$	―	$	―	$	―		$(42)
Chemical
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Chemical	$	―	$	―	$	―	$	―
Midstream, Marketing and Other
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Midstream, Marketing and Other	$	―	$	―	$	―	$	―
Corporate
Premium on debt extinguishments	$	―	$	―	$	―		$(163)
State income tax charge		―		―		―		(33)
Tax effect of pre-tax adjustments		―		―		―		50
Discontinued operations, net*		(4)		(2)		(5)		142
Total Corporate		$(4)		$(2)		$(5)		$(4)
Total		$(4)		$(2)		$(5)		$(46)

*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and six months ended June 30, 2012 and 2011 (in millions):

	Periods Ended June 30
	Three Months		Six Months
	2012	2011	2012	2011
Oil & Gas earnings	$2,043	$2,624	$4,547	$5,092
Chemical earnings	194	253	378	472
Midstream, Marketing and Other earnings	77	187	208	301
Unallocated corporate items	(107)	(134)	(227)	(476)
Pre-tax income	2,207	2,930	4,906	5,389
Income tax expense
Federal and state	254	557	700	927
Foreign	621	554	1,314	1,238
Total	875	1,111	2,014	2,165
Income from continuing operations	$1,332	$1,819	$2,892	$3,224
Worldwide effective tax rate	40%	38%	41%	40%

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three and six months ended June 30, 2012 and 2011.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

	Periods Ended June 30
	Three Months		Six Months
Production per Day	2012	2011	2012	2011
Oil (MBBL)
United States	249	226	246	224
Middle East/North Africa	181	177	186	195
Latin America (a)	31	30	27	31

NGLs (MBBL)
United States	73	71	73	65
Middle East/North Africa	9	11	9	10

Natural Gas (MMCF)
United States	840	761	837	748
Middle East/North Africa	481	424	464	421
Latin America (a)	14	16	14	16
Total production (MBOE) (a,b)	766	715	760	723

Sales Volumes per Day
Oil (MBBL)
United States	249	226	246	224
Middle East/North Africa	175	167	178	189
Latin America (a)	31	30	27	31

NGLs (MBBL)
United States	73	71	73	65
Middle East/North Africa	9	11	9	10

Natural Gas (MMCF)
United States	835	761	835	748
Middle East/North Africa	481	424	464	421
Latin America (a)	14	16	14	16
Total sales volumes (MBOE) (a,b)	759	705	752	717

Note: MBBL represents thousand barrels. MMCF represents million cubic feet. MBOE represents thousand barrels of oil equivalent.
(a)	Excludes volumes from the Argentine operations sold in February 2011 and classified as discontinued operations.
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

	Periods Ended June 30
	Three Months		Six Months
Average Sales Prices	2012	2011	2012	2011
Oil ($/BBL)
United States	$92.34	$98.74	$97.88	$93.45
Middle East/North Africa	$109.70	$109.11	$112.28	$102.05
Latin America	$98.15	$103.22	$100.40	$97.75
Total Worldwide	$99.34	$103.12	$103.63	$97.38

NGLs ($/BBL)
United States	$43.75	$61.30	$49.14	$58.87
Middle East/North Africa	$29.32	$33.50	$34.76	$33.71
Total Worldwide	$42.06	$57.67	$47.52	$55.38

Natural Gas ($/MCF)
United States	$2.09	$4.27	$2.46	$4.24
Latin America	$12.06	$9.55	$11.84	$8.88
Total Worldwide	$1.72	$3.12	$1.97	$3.08

Oil and gas segment earnings for the three and six months ended June 30, 2012, were $2.0 billion and $4.5 billion, respectively, compared to $2.6 billion and $5.1 billion for the same periods of 2011.  The decrease in oil and gas segment earnings for the three months ended June 30, 2012, compared to the same period of 2011, reflected lower oil, NGL and gas prices and higher operating costs and DD&A rates, partially offset by higher oil volumes. The decrease for the six months ended June 30, 2012, compared to the same period of 2011, reflected higher operating costs and DD&A rates and lower gas and NGL prices, partially offset by higher oil prices and higher volumes.

In the second quarter of 2012, the average daily per barrel West Texas Intermediate (WTI) and Brent market prices were $93.49 and $108.90, respectively, compared to $102.56 and $117.36, respectively, for the second quarter of 2011.  The average daily New York Mercantile Exchange (NYMEX) domestic natural gas price was $2.28 per million British Thermal Units (BTUs), compared to $4.23 per million BTUs for the second quarter of 2011.  The average realized worldwide oil price for the second quarter of 2012, $99.34 per barrel, was approximately 106 percent of the average WTI price and 91 percent of the average Brent price for that period.  Worldwide NGL prices decreased 27 percent from $57.67 per barrel in the second quarter of 2011 to $42.06 per barrel in the second quarter of 2012.  Realized domestic gas prices decreased 51 percent from $4.27 per MCF in the second quarter of 2011 to $2.09 per MCF in the second quarter of 2012.  During the second quarter of 2012, realized NGL prices were 45 percent of WTI and realized domestic gas prices were 92 percent of the average NYMEX price.  Approximately 60 percent of Occidental’s oil production tracks world oil prices, such as Brent, and 40 percent tracks WTI.  Price changes at current global prices and levels of production affect Occidental’s quarterly pre-tax income by $38 million for a $1.00 per barrel change in oil prices and $8 million for a $1.00 per barrel change in NGL prices.  A change of $0.50 per million BTUs in domestic gas prices affects quarterly pre-tax earnings by approximately $35 million.  These price change sensitivities include the impact of production sharing contract volume changes on income.  If production levels change in the future, the sensitivity of Occidental’s results to oil, NGL and gas prices also would change.

Oil and gas production in the second quarter of 2012 was 766,000 BOE per day, compared with 715,000 BOE per day for the same period of 2011.  The second quarter 2012 production increase resulted from 38,000 BOE per day higher domestic volumes, and a 13,000 BOE per day increase in the Middle East/North Africa.  Daily sales volumes increased from 705,000 BOE per day in the second quarter of 2011 to 759,000 BOE per day in the second quarter of 2012. Sales volumes differed from production volumes due to the timing of liftings at Occidental’s Middle East/North Africa operations.  Oil prices and production sharing and similar contract factors did not significantly impact this quarter’s production volumes compared to the second quarter of 2011.

Oil and gas production for the first six months of 2012 was 760,000 BOE per day, compared with 723,000 BOE per day for the 2011 period. The first six months of 2012 production volume increase resulted from 44,000 BOE per day higher domestic volumes, partially offset by lower volumes of 2,000 BOE in the Middle East/North Africa and 5,000 BOE in Latin America.  Higher year-over-year average oil prices and other factors affecting production sharing and similar contracts lowered the Middle East/North Africa and Long Beach production by 7,000 BOE per day. Daily sales volumes were 752,000 BOE in the first six months of 2012, compared with 717,000 BOE for the 2011 period.

Oil and gas cash average production costs, excluding taxes other than on income, increased from $12.84 per BOE for the total year 2011 to $14.50 per BOE for the six months ended June 30, 2012.  The increase for the six months of 2012 reflected higher well maintenance activity, in part reflecting higher well count, higher workover activity and higher support and injection costs.  Taxes other than on income, which are directly related to product prices, were $2.46 per BOE for the first six months of 2012, similar to last year’s comparable period.

During the six months ended June 30, 2012, Occidental paid approximately $1.0 billion for domestic oil and gas properties, mainly in the Williston Basin, South Texas and the Permian Basin.

Chemical Segment

Chemical segment earnings for the three months ended June 30, 2012 and 2011, were $194 million and $253 million, respectively. The second quarter 2012 results reflected lower domestic and export caustic volumes, lower VCM export volumes, and lower PVC and VCM export prices, partially offset by lower natural gas and ethylene costs.

Chemical segment earnings for the six months ended June 30, 2012 and 2011, were $378 million and $472 million, respectively. The 2012 results reflected lower export volumes and prices due to the weakening economic conditions in Europe and Asia, partially offset by lower natural gas and ethylene costs.

Midstream, Marketing and Other Segment

Midstream and marketing segment earnings for the three months ended June 30, 2012 and 2011, were $77 million and $187 million, respectively.  Earnings for the second quarter of 2012, compared to the same period of 2011, predominantly reflected lower margins in the marketing and trading and gas processing businesses, partially offset by higher income in the pipeline businesses.

Midstream and marketing segment earnings for the six months ended June 30, 2012 and 2011, were $208 million and $301 million, respectively.  Earnings for the first six months of 2012, compared to the same period of 2011, reflected lower margins in the marketing and trading businesses, partially offset by improved results in the pipeline businesses.

Corporate

In June 2012, Occidental issued $1.75 billion of debt which comprised $1.25 billion of 2.70-percent senior unsecured notes due 2023 and $500 million of 1.50-percent senior unsecured notes due 2018. Occidental received net proceeds of approximately $1.74 billion. Interest on the notes will be payable semi-annually in arrears in February and August of each year for both series of notes.

Liquidity and Capital Resources

At June 30, 2012, Occidental had approximately $4.4 billion in cash on hand.  In addition, Occidental currently has available but unused committed bank credit of $2.0 billion.  Income and cash flows are largely dependent on oil and gas prices and volumes.  Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and any debt payments.

Occidental’s cash flow from operations for the six months ended June 30, 2012, increased by $0.4 billion to $6.0 billion from $5.6 billion in the same period in 2011, while net income decreased by $0.5 billion during the same period.  Lower net income in the 2012 period was caused by higher non-cash charges, mainly DD&A and deferred income taxes.  Cash flow from operations in the first six months of 2012, compared to the same period in 2011, also reflected six percent higher average realized worldwide oil prices, 42 percent lower average realized domestic gas prices and 14 percent lower worldwide NGL prices. Approximately 64 percent of Occidental’s natural gas was produced in the United States.  The oil price increase had a significantly larger impact on cash flows than gas and NGL price decreases.  The net impact of these price changes, higher oil and gas segment volumes and the operating results of the chemical and midstream and marketing segments was positive in 2012 compared to 2011.  The impact of the chemical and midstream and marketing segments’ margins on overall cash flows is generally less significant than the impact of oil and gas segment cash flows because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $6.2 billion for the first six months of 2012, compared to $4.3 billion for the same period of 2011. The 2012 amount included payments of $1.0 billion for acquisitions of various interests in domestic oil and gas properties.  The 2011 amount included payments of $3.9 billion for acquisitions of various interests in domestic oil and gas properties and the Al Hosn Shah gas project and $2.6 billion of cash received from the sale of the Argentine discontinued operations.  Capital expenditures for the first six months of 2012 were $5.1 billion, including $4.2 billion for oil and gas.  Capital expenditures for the first six months of 2011 were $3.0 billion, including $2.5 billion for oil and gas.

Occidental’s net cash provided by financing activities was $0.8 billion for the first six months of 2012, compared to net cash used by financing activities of $1.9 billion for the same period of 2011. The 2012 amount included borrowings of $1.7 billion, dividend payments of $813 million and purchases of treasury stock of $152 million.  The 2011 amount included the early repayment of $1.5 billion of Occidental’s debt, net short-term borrowings of $500 million, dividend payments of $685 million and $121 million of distributions paid to a noncontrolling interest partner.

As of June 30, 2012, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock. In April 2012, Moody’s Investors Service upgraded Occidental’s senior unsecured debt rating from A2 to A1.

Occidental’s capital spending for 2012 is expected to be approximately $9.2 billion and will be focused on increasing oil and gas production and ensuring Occidental’s returns remain well above its cost of capital given current oil and gas prices and the cost environment.  Approximately 13 percent of the total 2012 capital will be for the Al Hosn Shah gas project.

Environmental Liabilities and Expenditures

Occidental’s operations are subject to stringent federal, state, local and foreign laws and regulations related to improving or maintaining environmental quality.  Occidental’s environmental compliance costs have generally increased over time and are expected to rise in the future.  Occidental factors environmental expenditures for its operations into its business planning process as an integral part of producing quality products responsive to market demand.

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

As of June 30, 2012, Occidental participated in or monitored remedial activities or proceedings at 164 sites.  The following table presents Occidental’s environmental remediation reserves as of June 30, 2012, the current portion of which is included in accrued liabilities ($79 million) and the remainder in deferred credits and other liabilities — other ($257 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

		Reserve Balance
	Number of Sites	(in millions)
NPL sites	37	$56
Third-party sites	76	82
Occidental-operated sites	22	114
Closed or non-operated Occidental sites	29	84
Total	164	$336

As of June 30, 2012, Occidental’s environmental reserves exceeded $10 million at 10 of the 164 sites described above, and 114 of the sites had reserves from zero to $1 million each.  Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $370 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2011.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Other Contingencies

OPC or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been involved in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental or such subsidiaries are usually among many companies in these proceedings and have to date been successful in sharing response costs with other financially sound companies.  Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balance for environmental matters. Reserve balances for other matters as of June 30, 2012, and December 31, 2011, were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  While the audits of corporate tax returns for taxable years through 2009 have concluded for United States federal income tax purposes, subsequent taxable years, including the current year, are under various stages of review by the United States Internal Revenue Service pursuant to its Compliance Assurance Program.  Taxable years from 2000 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental’s income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.  Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.

OPC, its subsidiaries or both have indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of June 30, 2012, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

Recently Adopted Accounting and Disclosure Changes

Fair Value Measurements ― Beginning in the quarter ended March 31, 2012, Occidental enhanced its fair value measurement application and disclosures as a result of adopting new requirements issued by the Financial Accounting Standards Board in May 2011.  The new rules include revisions to the standards for the use of fair value measurements and additional disclosures for: (i) all transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) Level 3 measurements; and (iii) hierarchy classifications used for assets and liabilities whose fair value is disclosed only in the footnotes.  The new rules did not have a material impact on Occidental.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects.  Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; general domestic political and regulatory approval conditions; higher-than-expected costs; international political conditions; not successfully completing, or any material delay of, any development of new fields, expansion projects, capital expenditures, efficiency-improvement projects, acquisitions or dispositions; potential failure to achieve expected production from existing and future oil and gas development projects or acquisitions; exploration risks such as drilling unsuccessful wells; any changes in general economic conditions domestically or internationally; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; potential disruption or interruption of Occidental’s production or manufacturing or damage to facilities due to accidents, chemical releases, labor unrest, weather, natural disasters, political events or insurgent activity; failure of risk management; changes in law or regulations; or changes in tax rates.  Words such as “estimate”, “project”, “predict”, “will”, “would”, “should”, “could”, “may”, “might”, “anticipate”, “plan”, “intend”, “believe”, “expect”, “aim”, “goal”, “target”, “objective”, “likely” or similar expressions that convey the uncertainty of future events or outcomes generally indicate forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information or future events or otherwise.  Material risks that may affect Occidental’s results of operations and financial position appear in Part 1, Item 1A “Risk Factors” of the 2011 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2012, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) ― Derivative Activities and Market Risk” in the 2011 Form 10-K.

Item 4.	Controls and Procedures

Occidental's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the information in Note 7 to the consolidated condensed financial statements in Part I of this Form 10-Q, Part II, Item 1, “Legal Proceedings” in the Form 10-Q for the quarter ended March 31, 2012, and Part I, Item 3, “Legal Proceedings” in the Form 10-K for the year ended December 31, 2011.

The Colombian Council of State ruled on April 12, 2012, that an Occidental Petroleum Corporation subsidiary and a seismic contractor did not comply with certain land use and domestic wastewater regulations in 2007.  The Council of State required reforestation of 50 hectares and imposed a civil penalty, paid to a regional environmental authority, of approximately $400,000 in total, of which the subsidiary’s net interest was approximately $270,000.

Item 2.	Share Repurchase Activities

Occidental’s share repurchase activities for the three and six months ended June 30, 2012 were as follows:

			Total Number	Maximum Number
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of Publicly	Yet be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
First Quarter 2012	144,542 (a)	$104.84	―
April 1 – 30, 2012	―	$ ―	―
May 1 – 31, 2012	740,000	$81.38	740,000
June 1 – 30, 2012	1,020,000	$81.05	1,020,000
Second Quarter 2012	1,760,000	$81.19	1,760,000
Total	1,904,542	$82.99	1,760,000	22,725,575

(a)	Purchased from the trustee of Occidental’s defined contribution savings plan.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

10.1
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms And Conditions (Equity-based and Equity-settled Award) (filed as Exhibit 10.2 to Occidental’s Current Report on Form 8-K dated July 11, 2012 (date of earliest event reported), filed July 13, 2012, File No. 1-9210).

10.2
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.3 to Occidental’s Current Report on Form 8-K dated July 11, 2012 (date of earliest event reported), filed July 13, 2012, File No. 1-9210).

10.3	Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Cash-Based, Equity And Cash-Settled Award).

10.4	Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award).

10.5	Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award).

10.6	Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Common Stock and Sign-On Bonus and Other Award Agreement.

10.7	Agreement with Chief Financial Officer.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2012 and 2011 and for each of the five years in the period ended December 31, 2011.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE: August 6, 2012	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

10.3	Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Cash-Based, Equity And Cash-Settled Award).

10.4	Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award).

10.5	Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award).

10.6	Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Common Stock and Sign-On Bonus and Other Award Agreement.

10.7	Agreement with Chief Financial Officer.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2012 and 2011 and for each of the five years in the period ended December 31, 2011.

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