Form 10-Q
period 2012-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2012-11-02
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR
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

Large Accelerated Filer☑   Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2012
Common stock $.20 par value	810,183,910 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

			PAGE

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets —
		September 30, 2012 and December 31, 2011	2

		Consolidated Condensed Statements of Income —
		Three and nine months ended September 30, 2012 and 2011	4

		Consolidated Condensed Statements of Comprehensive Income —
		Three and nine months ended September 30, 2012 and 2011	5

		Consolidated Condensed Statements of Cash Flows —
		Nine months ended September 30, 2012 and 2011	6

		Notes to Consolidated Condensed Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4.	Controls and Procedures	27

Part II	Other Information

	Item 1.	Legal Proceedings	28

	Item 1A.	Risk Factors	28

	Item 2.	Share Repurchase Activities	28

	Item 4.	Mine Safety Disclosures	28

	Item 6.	Exhibits	29

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Amounts in millions)

	2012	2011

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,760	$3,781

Trade receivables, net	5,354	5,395

Marketing and trading assets and other	1,150	916

Inventories	1,297	1,069

Prepaid expenses and other	348	381

Total current assets	11,909	11,542

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,982	2,072

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $26,934 at September 30, 2012 and $23,687 at December 31, 2011	50,963	45,684

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	771	746

TOTAL ASSETS	$65,625	$60,044
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Amounts in millions)

	2012	2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,504	$5,304
Accrued liabilities	2,282	2,533
Domestic and foreign income taxes	48	110
Total current liabilities	7,834	7,947

LONG-TERM DEBT, NET	7,622	5,871

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred and other domestic and foreign income taxes	6,111	4,846
Other	3,584	3,760
	9,695	8,606

STOCKHOLDERS' EQUITY
Common stock, at par value	178	177
Treasury stock	(4,710)	(4,502)
Additional paid-in capital	7,398	7,286
Retained earnings	38,089	35,142
Accumulated other comprehensive loss	(481)	(483)
Total stockholders’ equity	40,474	37,620
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,625	$60,044
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Amounts in millions, except per-share amounts)

	Three months ended		Nine months ended
	September 30		September 30
	2012	2011	2012	2011
REVENUES AND OTHER INCOME
Net sales	$5,965	$6,006	$18,001	$17,905
Interest, dividends and other income	26	70	64	136
Gains on disposition of assets, net	―	―	1	22
	5,991	6,076	18,066	18,063
COSTS AND OTHER DEDUCTIONS
Cost of sales	3,176	2,879	9,186	8,125
Selling, general and administrative and other operating expenses	394	242	1,163	1,071
Taxes other than on income	172	152	513	465
Exploration expense	69	39	263	185
Interest and debt expense, net	36	25	94	267
	3,847	3,337	11,219	10,113
Income before income taxes and other items	2,144	2,739	6,847	7,950
Provision for domestic and foreign income taxes	855	1,087	2,869	3,252
Income from equity investments	(90)	(123)	(293)	(301)
Income from continuing operations	1,379	1,775	4,271	4,999
Discontinued operations, net	(4)	(4)	(9)	138
NET INCOME	$1,375	$1,771	$4,262	$5,137

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.70	$2.18	$5.26	$6.14
Discontinued operations, net	(0.01)	(0.01)	(0.01)	0.17
BASIC EARNINGS PER COMMON SHARE	$1.69	$2.17	$5.25	$6.31

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.70	$2.18	$5.26	$6.14
Discontinued operations, net	(0.01)	(0.01)	(0.01)	0.17
DILUTED EARNINGS PER COMMON SHARE	$1.69	$2.17	$5.25	$6.31
DIVIDENDS PER COMMON SHARE	$0.54	$0.46	$1.62	$1.38
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Amounts in millions)

	Three months ended		Nine months ended
	September 30		September 30
	2012	2011	2012	2011
Net income	$1,375	$1,771	$4,262	$5,137
Other comprehensive income (loss) items:
Foreign currency translation adjustments	―	(25)	(8)	(12)
Pension and postretirement adjustments (a)	11	9	24	23
Unrealized (losses) gains on derivatives (b)	(2)	24	10	20
Reclassification of realized losses (gains) on derivatives and other (c)	―	25	(24)	74
Other comprehensive income (loss), net of tax	9	33	2	105
Comprehensive income	$1,384	$1,804	$4,264	$5,242

(a)	Net of tax (expense) of $(6) and $(5) for the three months ended September 30, 2012 and 2011, respectively, and $(14) and $(13) for the nine month periods ended September 30, 2012 and 2011.
(b)	Net of tax (expense)/benefit of $1 and $(13) for the three months ended September 30, 2012 and 2011, respectively, and $(7) and $(11) for the nine months ended September 30, 2012 and 2011.
(c)	Net of tax (expense)/benefit of zero and $(14) for the three months ended September 30, 2012 and 2011, respectively, and $14 and $(41) for the nine months ended September 30, 2012 and 2011.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Amounts in millions)

	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$4,262	$5,137
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	9	(138)
Depreciation, depletion and amortization of assets	3,320	2,653
Deferred income tax provision	1,255	999
Other noncash charges to income	140	113
Gains on disposition of assets, net	(1)	(22)
Undistributed earnings from equity investments	(14)	(68)
Dry hole and impairment expense	221	109
Changes in operating assets and liabilities, net	(663)	(129)
Operating cash flow from continuing operations	8,529	8,654
Operating cash flow from discontinued operations, net of taxes	(30)	(16)
Net cash provided by operating activities	8,499	8,638
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(7,716)	(4,969)
Payments for purchases of assets and businesses	(1,164)	(4,070)
Other, net	9	(19)
Investing cash flow from continuing operations	(8,871)	(9,058)
Investing cash flow from discontinued operations	―	2,570
Net cash used by investing activities	(8,871)	(6,488)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,736	2,111
Payments of long-term debt	―	(1,523)
Proceeds from issuance of common stock	61	47
Purchases of treasury stock	(204)	(159)
Distributions to noncontrolling interest	―	(121)
Cash dividends paid	(1,252)	(1,060)
Other, net	10	16
Net cash provided (used) by financing activities	351	(689)
(Decrease) increase in cash and cash equivalents	(21)	1,461
Cash and cash equivalents—beginning of period	3,781	2,578
Cash and cash equivalents—end of period	$3,760	$4,039
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2012
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

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2012, and the consolidated statements of income, comprehensive income and cash flows for the three and nine months ended September 30, 2012 and 2011, as applicable. The income and cash flows for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been reclassified to conform to the 2012 presentation.

2.	Asset Acquisitions, Dispositions and Other Transactions

During the nine months ended September 30, 2012, Occidental paid approximately $1.2 billion mainly for domestic oil and gas properties in the Williston Basin, Permian Basin and South Texas.

In June 2012, Occidental issued $1.75 billion of debt which comprised $1.25 billion of 2.70-percent senior unsecured notes due 2023 and $500 million of 1.50-percent senior unsecured notes due 2018. Occidental received net proceeds of approximately $1.74 billion. Interest on the notes will be payable semi-annually in arrears in February and August for each series of notes.

3.	Accounting and Disclosure Changes

Occidental has not made any significant accounting and disclosure changes for the three months ended September 30, 2012.

4.	Supplemental Cash Flow Information

Occidental paid United States federal, state and foreign income taxes for continuing operations of approximately $1.8 billion and $2.2 billion during the nine months ended September 30, 2012 and 2011, respectively. Interest paid totaled approximately $167 million and $292 million (including $154 million for early debt extinguishment premium) for the nine months ended September 30, 2012 and 2011, respectively.

5.	Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of September 30, 2012, and December 31, 2011, consisted of the following (in millions):

	2012	2011
Raw materials	$60	$69
Materials and supplies	590	443
Finished goods	745	655
	1,395	1,167
LIFO reserve	(98)	(98)
Total	$1,297	$1,069

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

As of September 30, 2012, Occidental participated in or monitored remedial activities or proceedings at 159 sites.  The following table presents Occidental’s environmental remediation reserves as of September 30, 2012, the current portion of which is included in accrued liabilities ($79 million) and the remainder in deferred credits and other liabilities — other ($250 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	35	$53
Third-party sites	73	84
Occidental-operated sites	22	110
Closed or non-operated Occidental sites	29	82
Total	159	$329

As of September 30, 2012, Occidental’s environmental reserves exceeded $10 million at 10 of the 159 sites described above, and 110 of the sites had reserves from zero to $1 million each.  Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $385 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2011.  For management’s opinion with respect to environmental matters, refer to Note 7.

7.	Lawsuits, Claims, Commitments and Other Contingencies

OPC or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been involved in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental or such subsidiaries are usually among many companies in these proceedings and have to date been successful in sharing response costs with other financially sound companies.  Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balance for environmental matters.  Reserve balances for other matters as of September 30, 2012, and December 31, 2011, were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

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

OPC, its subsidiaries or both have indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of September 30, 2012, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8.	Retirement Plans and Postretirement Benefits

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and nine months ended September 30, 2012 and 2011 (in millions):

Three months ended September 30	2012		2011
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$3	$6	$5	$6
Interest cost	6	10	7	11
Expected return on plan assets	(7)	―	(9)	―
Amortization of prior service cost	1	―	1	―
Recognized actuarial loss	4	10	4	8
Total	$7	$26	$8	$25

Nine months ended September 30	2012		2011
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$9	$19	$15	$17
Interest cost	20	32	22	34
Expected return on plan assets	(23)	―	(25)	―
Amortization of prior service cost	1	―	1	―
Recognized actuarial loss	14	27	10	23
Total	$21	$78	$23	$74

Occidental contributed approximately $1 million and $12 million in the three-month periods ended September 30, 2012 and 2011, respectively, and approximately $4 million and $16 million in the nine-month periods ended September 30, 2012 and 2011, respectively, to its defined benefit pension plans.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of September 30, 2012, and December 31, 2011 (in millions):

	Fair Value Measurements at September 30, 2012 Using
Description	Level 1	Level 2	Level 3		Netting and Collateral (a)	Total Fair Value
Assets:
Commodity derivatives	$151	$438	$	―	$(432)	$157
Liabilities:
Commodity derivatives	$138	$518	$	―	$(515)	$141

	Fair Value Measurements at December 31, 2011 Using
Description	Level 1	Level 2	Level 3		Netting and Collateral (a)	Total Fair Value
Assets:
Commodity derivatives	$310	$640	$	―	$(758)	$192
Liabilities:
Commodity derivatives	$311	$652	$	―	$(782)	$181

(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values - Nonrecurring
During the three and nine months ended September 30, 2012 and 2011, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such similar instruments’ maturities.  The estimated fair values of Occidental’s debt, as of September 30, 2012, and December 31, 2011, which were classified as Level 1, were approximately $8.3 billion and $6.4 billion, compared to carrying values of $7.6 billion and $5.9 billion, respectively.

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

Through its marketing and trading activities and within its established policy controls and procedures, Occidental uses a variety of derivative instruments, including cash-flow hedges and derivatives instruments not designated as hedging instruments, to improve realized prices for its oil and gas.  In the past, Occidental has also used derivatives to reduce its exposure to price volatility on a small portion of its oil and gas production.  Additionally, Occidental’s Phibro trading unit engages in trading activities using derivatives for the purpose of generating profits mainly from market price changes of commodities.

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

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s North American leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes through March 31, 2013.  As of September 30, 2012, and December 31, 2011, Occidental had approximately 20 billion cubic feet and 25 billion cubic feet of natural gas held in storage, respectively.  As of September 30, 2012, and December 31, 2011, Occidental had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 25 billion cubic feet and 35 billion cubic feet of this stored natural gas, respectively.

The following table presents the pre-tax gains and losses recognized in, and reclassified from, Accumulated Other Comprehensive Income (AOCI) and recognized in income (net sales), including any hedge ineffectiveness, for derivative instruments classified as cash-flow hedges for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Periods Ended September 30
	Three Months			Nine Months
Commodity Contracts – cash-flow hedges		2012	2011		2012	2011
Unrealized gains (losses) recognized in AOCI		$(3)	$37		$17	$31
Losses (gains) reclassified to income	$	―	$39		$(38)	$115
Losses recognized in income – ineffective portion	$	―	$(1)	$	―	$(1)

The following table summarizes net after-tax derivative activity recorded in AOCI for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Periods Ended September 30
	Three Months		Nine Months
	2012	2011	2012	2011
Beginning balance ― AOCI	$(11)	$(66)	$1	$(111)
Unrealized gains (losses) recognized in AOCI	(2)	24	10	20
Losses (gains) reclassified to income	―	25	(24)	74
Ending balance ― AOCI	$(13)	$(17)	$(13)	$(17)

Occidental expects that during the next twelve months an insignificant amount of net after-tax derivative losses included in AOCI, based on their valuation as of September 30, 2012, will be reclassified into income.

Derivatives Not Designated as Hedging Instruments

The table below summarizes Occidental’s net volumes resulting from outstanding commodity derivative contracts not designated as hedging instruments, including both financial and physical derivative contracts.

	Net Outstanding Position
	Long / (Short)
Commodity	September 30, 2012	December 31, 2011
Oil (million barrels)	(4)	(9)
Natural gas (billion cubic feet)	(178)	(242)
Precious metals (million troy ounces)	1	3

In addition, Occidental typically has certain other commodity trading contracts, such as agricultural products, power and other metals as well as foreign exchange contracts.  These contracts were not material to Occidental as of September 30, 2012, and December 31, 2011.

Typically, a substantial portion of short positions is fulfilled by purchase contracts with substantially identical terms entered into within a short time.  For a substantial portion of the short positions not satisfied by such contracts as of September 30, 2012, Occidental entered into offsetting contracts after September 30, 2012.  Occidental believes it has the ability to fulfill the remaining portion through its equity production or additional third-party purchases.

Approximately $78 million and $20 million of net gains from derivatives not designated as hedging instruments were recognized in net sales for the three months ended September 30, 2012 and 2011, respectively. Approximately $42 million and $124 million of net gains from derivatives not designated as hedging instruments were recognized in net sales for the nine months ended September 30, 2012 and 2011, respectively.

Fair Value of Derivatives
The following table presents the gross fair value of Occidental’s outstanding derivatives as of September 30, 2012, and December 31, 2011 (in millions):

	Asset Derivatives		Liability Derivatives
September 30, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$3	Accrued liabilities	$3

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	556	Accrued liabilities	626
	Long-term receivables and other assets, net	30	Deferred credits and other liabilities	27
		586		653
Total gross fair value		589		656
Less: counterparty netting and cash collateral (b)		(432)		(515)
Total net fair value of derivatives		$157		$141

	Asset Derivatives		Liability Derivatives
December 31, 2011	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Marketing and trading assets and other	$41	Accrued liabilities	$5
	Long-term receivables and other assets, net	3	Deferred credits and other liabilities	―
		44		5

Derivatives not designated as hedging instruments (a)
Commodity contracts	Marketing and trading assets and other	835	Accrued liabilities	887
	Long-term receivables and other assets, net	71	Deferred credits and other liabilities	71
		906		958
Total gross fair value		950		963
Less: counterparty netting and cash collateral (c)		(758)		(782)
Total net fair value of derivatives		$192		$181

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.
(b)	As of September 30, 2012, collateral received of $17 million has been netted against derivative assets and collateral paid of $100 million has been netted against derivative liabilities.
(c)	As of December 31, 2011, collateral received of $42 million has been netted against derivative assets and collateral paid of $66 million has been netted against derivative liabilities.

See Note 9 for fair value measurement disclosures on derivatives.

Credit Risk

A substantial portion of Occidental’s derivative transaction volume is executed through exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these transactions is settled on a daily margin basis with select clearinghouses and brokers.  Collateral of $131 million and $173 million deposited by Occidental for such contracts, which has not been reflected in the derivative fair value tables, is included in the marketing and trading assets and other balance as of September 30, 2012, and December 31, 2011, respectively.

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

Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of September 30, 2012, and December 31, 2011, Occidental had a net liability of $25 million and $58 million, respectively, which are net of collateral posted of $59 million and $27 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of September 30, 2012, and December 31, 2011.

11.	Industry Segments

Occidental conducts its operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream, marketing and other (midstream and marketing).  The oil and gas segment explores for, develops and produces oil and condensate, natural gas liquids (NGL) and natural gas.  The chemical segment mainly manufactures and markets basic chemicals and vinyls.  The midstream and marketing segment gathers, treats, processes, transports, stores, purchases and markets oil, condensate, NGLs, natural gas, carbon dioxide (CO2) and power.  It also trades around its assets, including pipelines and storage capacity, and trades oil, NGLs, gas and other commodities.

Earnings of industry segments generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment assets and income from the segment’s equity investments.

The following tables present Occidental’s industry segment and corporate disclosures (in millions):

			Midstream,	Corporate
			Marketing	and
	Oil and Gas	Chemical	and Other	Eliminations		Total
Three months ended
September 30, 2012

Net sales	$4,635	$1,119	$389	$(178	) (a)	$5,965

Pretax operating profit (loss)	$2,026	$162	$156	$(110	) (b)	$2,234
Income taxes	―	―	―	(855	) (c)	(855)
Discontinued operations, net	―	―	―	(4)		(4)
Net income (loss)	$2,026	$162	$156	$(969)		$1,375
Three months ended
September 30, 2011

Net sales	$4,677	$1,231	$256	$(158	) (a)	$6,006

Pretax operating profit (loss)	$2,612	$245	$77	$(72	) (b)	$2,862
Income taxes	―	―	―	(1,087	) (c)	(1,087)
Discontinued operations, net	―	―	―	(4)		(4)
Net income (loss)	$2,612	$245	$77	$(1,163)		$1,771

			Midstream,	Corporate
			Marketing	and
	Oil and Gas	Chemical	and Other	Eliminations		Total
Nine months ended
September 30, 2012

Net sales	$14,032	$3,439	$1,044	$(514	) (a)	$18,001

Pretax operating profit (loss)	$6,573	$540	$364	$(337	) (b)	$7,140
Income taxes	―	―	―	(2,869	) (c)	(2,869)
Discontinued operations, net	―	―	―	(9)		(9)
Net income (loss)	$6,573	$540	$364	$(3,215)		$4,262
Nine months ended
September 30, 2011

Net sales	$13,635	$3,721	$1,109	$(560	) (a)	$17,905

Pretax operating profit (loss)	$7,704	$717	$378	$(548	) (b)	$8,251
Income taxes	―	―	―	(3,252	) (c)	(3,252)
Discontinued operations, net	―	―	―	138	(d)	138
Net income (loss)	$7,704	$717	$378	$(3,662)		$5,137

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximately equal to those that the selling entity would be able to obtain in third-party transactions.
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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2012 and 2011:

	Periods Ended September 30
	Three Months		Nine Months
(in millions, except per-share amounts)	2012	2011	2012	2011
Basic EPS
Income from continuing operations	$1,379	$1,775	$4,271	$4,999
Discontinued operations, net	(4)	(4)	(9)	138
Net income	1,375	1,771	4,262	5,137
Less: Net income allocated to participating securities	(3)	(4)	(8)	(8)
Net income, net of participating securities	$1,372	$1,767	$4,254	$5,129
Weighted average number of basic shares	809.7	812.5	810.1	812.6
Basic EPS	$1.69	$2.17	$5.25	$6.31

Diluted EPS
Net income, net of participating securities	$1,372	$1,767	$4,254	$5,129
Weighted average number of basic shares	809.7	812.5	810.1	812.6
Dilutive effect of potentially dilutive securities	0.7	0.7	0.7	0.7
Total diluted weighted average common shares	810.4	813.2	810.8	813.3
Diluted EPS	$1.69	$2.17	$5.25	$6.31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

In this report, “Occidental” refers to Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest. Occidental reported net income and income from continuing operations of $1.4 billion for the third quarter of 2012 on net sales of $6.0 billion, compared to net income and income from continuing operations of $1.8 billion on net sales of $6.0 billion for the same period of 2011.  Diluted earnings per share (EPS) were $1.69 for the third quarter of 2012, compared to $2.17 for the same period of 2011.  Occidental reported net income and income from continuing operations of $4.3 billion for the first nine months of 2012 on net sales of $18.0 billion, compared to net income of $5.1 billion and income from continuing operations of $5.0 billion on net sales of $17.9 billion for the same period of 2011.  Diluted EPS were $5.25 and $6.31 for the first nine months of 2012 and 2011, respectively.

Net income for the three months ended September 30, 2012, compared to the same period of 2011, reflected lower oil and gas segment product prices, higher oil and gas costs, lower chemical product prices and lower income in the gas processing businesses, partially offset by higher margins in the marketing and trading businesses, higher oil volumes and lower chemical segment costs.  Net income for the nine months ended September 30, 2012, compared to the same period of 2011, reflected lower natural gas liquids (NGL) and natural gas prices, higher oil and gas costs and lower chemical export volumes and prices, partially offset by higher oil prices and domestic oil and gas segment volumes and lower chemical segment costs.

Selected Income Statement Items

Net sales for the three months ended September 30, 2012, of $6.0 billion, compared to the same amount for the same period of 2011, reflected higher oil volumes and higher margins in the marketing and trading businesses, offset by lower natural gas and NGL prices, lower polyvinyl chloride (PVC) and vinyl chloride monomer (VCM) prices and lower sales in the gas processing businesses reflecting lower NGL prices.  Net sales for the nine months ended September 30, 2012, of $18.0 billion compared with $17.9 billion for the same period in 2011, reflected higher oil prices and domestic oil and gas segment volumes, partially offset by lower NGL and natural gas prices and lower chemical export volumes and prices.

The increase in cost of sales for the three months ended September 30, 2012, compared to the same period of 2011, reflected higher oil and gas operating costs and depreciation, depletion and amortization (DD&A) rates, partially offset by lower ethylene and natural gas costs related to the chemical segment.  The increase in cost of sales for the nine months ended September 30, 2012, compared to the same period of 2011, reflected higher oil and gas operating costs and DD&A rates, partially offset by lower energy and feedstock costs related to the chemical segment.  The decrease in interest and debt expense, net, for the nine months ended September 30, 2012, was mainly due to the $163 million early debt extinguishment charge recorded in the first quarter of 2011.

The decrease in the provision for domestic and foreign income taxes for the three and nine months ended September 30, 2012, compared to the same periods of 2011, was due to lower pre-tax income.  The income from discontinued operations, net, for the nine months ended September 30, 2011, primarily reflected the $144 million after-tax gain recorded from the sale of the Argentine operations.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the changes in cash and cash equivalents, as well as long-term debt, net.

The increase in marketing and trading assets and other was the result of higher receivables due to higher volumes at the end of the third quarter of 2012, the timing of oil and gas joint venture partner receivables and other changes. The increase in inventories was primarily due to higher volumes of oil in storage and materials and supplies held at the end of the third quarter of 2012, compared to the fourth quarter of 2011.  The increase in property, plant and equipment, net, reflected capital expenditures and acquisitions, partially offset by DD&A.

The increase in deferred and other domestic and foreign income taxes was mainly due to deferred taxes related to the capital expenditures in the nine months ended September 30, 2012.  The decrease in deferred credits and other liabilities – other is primarily due to the timing of payments made in the nine months ended September 30, 2012, for equity compensation plans.  The increase in stockholders’ equity reflected net income for the first nine months of 2012, partially offset by dividend payments and stock purchases.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Periods Ended September 30
	Three Months		Nine Months
	2012	2011	2012	2011
Net Sales (a)
Oil and Gas	$4,635	$4,677	$14,032	$13,635
Chemical	1,119	1,231	3,439	3,721
Midstream, Marketing and Other	389	256	1,044	1,109
Eliminations	(178)	(158)	(514)	(560)
	$5,965	$6,006	$18,001	$17,905
Segment Earnings (b)
Oil and Gas	$2,026	$2,612	$6,573	$7,704
Chemical	162	245	540	717
Midstream, Marketing and Other	156	77	364	378
	2,344	2,934	7,477	8,799

Unallocated Corporate Items (b)
Interest expense, net	(34)	(23)	(87)	(259)
Income taxes	(855)	(1,087)	(2,869)	(3,252)
Other expense, net	(76)	(49)	(250)	(289)

Income from continuing operations	1,379	1,775	4,271	4,999
Discontinued operations, net (c)	(4)	(4)	(9)	138
Net income	$1,375	$1,771	$4,262	$5,137

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximately equal to those that the selling entity would be able to obtain in third-party transactions.
(b)	Refer to “Significant Transactions and Events Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream, Marketing and Other Segment” and “Corporate” discussions that follow.
(c)	The amount for the nine months ended September 30, 2011 reflects an after-tax gain from the sale of the Argentine operations.

Significant Transactions and Events Affecting Earnings

The following table sets forth, for the three and nine months ended September 30, 2012 and 2011, significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

	Periods Ended September 30
	Three Months				Nine Months
		2012		2011		2012		2011
Oil & Gas
Libya exploration write-off	$	―	$	―	$	―		$(35)
Gain on sale of Colombian pipeline interest		―		―		―		22
Foreign tax		―		―		―		(29)
Total Oil and Gas	$	―	$	―	$	―		$(42)
Chemical
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Chemical	$	―	$	―	$	―	$	―
Midstream, Marketing and Other
No significant items affecting earnings	$	―	$	―	$	―	$	―
Total Midstream, Marketing and Other	$	―	$	―	$	―	$	―
Corporate
Premium on debt extinguishments	$	―	$	―	$	―		$(163)
State income tax charge		―		―		―		(33)
Tax effect of pre-tax adjustments		―		―		―		50
Discontinued operations, net*		(4)		(4)		(9)		138
Total Corporate		$(4)		$(4)		$(9)		$(8)
Total		$(4)		$(4)		$(9)		$(50)

*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and nine months ended September 30, 2012 and 2011 ($ in millions):

	Periods Ended September 30
	Three Months		Nine Months
	2012	2011	2012	2011
Oil & Gas earnings	$2,026	$2,612	$6,573	$7,704
Chemical earnings	162	245	540	717
Midstream, Marketing and Other earnings	156	77	364	378
Unallocated corporate items	(110)	(72)	(337)	(548)
Pre-tax income	2,234	2,862	7,140	8,251
Income tax expense
Federal and state	286	433	986	1,360
Foreign	569	654	1,883	1,892
Total	855	1,087	2,869	3,252
Income from continuing operations	$1,379	$1,775	$4,271	$4,999
Worldwide effective tax rate	38%	38%	40%	39%

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three and nine months ended September 30, 2012 and 2011.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

	Periods Ended September 30
	Three Months		Nine Months
Production per Day	2012	2011	2012	2011
Oil (MBBL)
United States	260	230	251	226
Middle East/North Africa	183	188	185	193
Latin America (a)	30	27	28	29

NGLs (MBBL)
United States	74	73	73	67
Middle East/North Africa	8	11	9	11

Natural Gas (MMCF)
United States	812	799	828	764
Middle East/North Africa	441	443	457	429
Latin America (a)	12	15	13	16
Total production (MBOE) (a,b)	766	739	762	728

Sales Volumes per Day
Oil (MBBL)
United States	259	230	251	226
Middle East/North Africa	184	195	180	191
Latin America (a)	30	24	28	29

NGLs (MBBL)
United States	74	73	73	67
Middle East/North Africa	8	11	9	11

Natural Gas (MMCF)
United States	807	799	825	764
Middle East/North Africa	441	443	457	429
Latin America (a)	12	15	13	16
Total sales volumes (MBOE) (a,b)	765	743	757	726

Note: MBBL represents thousand barrels. MMCF represents million cubic feet. MBOE represents thousand barrels of oil equivalent.

(a)	Excludes volumes from the Argentine operations sold in February 2011 and classified as discontinued operations.
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

	Periods Ended September 30
	Three Months		Nine Months
Average Sales Prices	2012	2011	2012	2011
Oil ($/BBL)
United States	$91.97	$89.78	$95.83	$92.19
Middle East/North Africa	$103.46	$106.97	$109.22	$103.74
Latin America	$95.04	$91.01	$98.50	$95.85
Total Worldwide	$96.62	$97.24	$101.20	$97.33

NGLs ($/BBL)
United States	$41.66	$59.73	$46.60	$59.18
Middle East/North Africa	$30.89	$31.60	$33.61	$32.98
Total Worldwide	$40.65	$56.06	$45.21	$55.63

Natural Gas ($/MCF)
United States	$2.48	$4.23	$2.47	$4.24
Latin America	$12.13	$11.21	$11.93	$9.64
Total Worldwide	$1.97	$3.12	$1.97	$3.09

Oil and gas segment earnings for the three and nine months ended September 30, 2012, were $2.0 billion and $6.6 billion, respectively, compared to $2.6 billion and $7.7 billion for the same periods of 2011.  The decrease in oil and gas segment earnings for the three months ended September 30, 2012, compared to the same period of 2011, reflected lower product prices and higher operating costs, DD&A rates and exploration expense, partially offset by higher oil volumes. The decrease for the nine months ended September 30, 2012, compared to the same period of 2011, reflected lower NGL and natural gas prices and higher operating costs, DD&A rates and exploration expense, partially offset by higher oil prices and domestic product volumes.

In the third quarter of 2012, the average daily per barrel West Texas Intermediate (WTI) and Brent market prices were $92.22 and $109.48, respectively, compared to $89.76 and $112.22 for the third quarter of 2011.  The average daily New York Mercantile Exchange (NYMEX) domestic natural gas price was $2.76 per million British Thermal Units (BTUs), compared to $4.28 per million BTUs for the third quarter of 2011.  The average realized worldwide oil price for the third quarter of 2012, $96.62 per barrel, was approximately 105 percent of the average WTI price and 88 percent of the average Brent price for that period.  Worldwide NGL prices decreased 27 percent from $56.06 per barrel in the third quarter of 2011 to $40.65 per barrel in the third quarter of 2012.  Realized domestic gas prices decreased 41 percent from $4.23 per MCF in the third quarter of 2011 to $2.48 per MCF in the third quarter of 2012.  During the third quarter of 2012, realized NGL prices were 44 percent of the average WTI and realized domestic gas prices were 90 percent of the average NYMEX price.  Approximately 60 percent of Occidental’s oil production tracks world oil prices, such as Brent, and 40 percent tracks WTI.  Price changes at current global prices and levels of production affect Occidental’s quarterly pre-tax income by $36 million for a $1.00 per barrel change in oil prices and $8 million for a $1.00 per barrel change in NGL prices.  A change of $0.50 per million BTUs in domestic gas prices affects quarterly pre-tax earnings by approximately $35 million.  These price change sensitivities include the impact of production-sharing and similar contract volume changes on income.  If production levels change in the future, the sensitivity of Occidental’s results to oil, NGL and gas prices also would change.

Oil and gas production in the third quarter of 2012 was 766,000 BOE per day, compared with 739,000 BOE per day for the same period of 2011.  The third quarter 2012 production increase resulted from higher volumes of 33,000 BOE per day from domestic operations, of which 30,000 BOE per day was oil production growth, partially offset by a decrease in international production.  The international decrease included lower volumes from Dolphin, resulting from the full cost recovery of pre-startup capital, and in Yemen due to the Masila field contract expiration, partially offset by higher volumes from other international operations.  Daily sales volumes increased from 743,000 BOE per day in the third quarter of 2011 to 765,000 BOE per day in the third quarter of 2012.  Factors affecting production-sharing and similar contracts, including oil prices, did not significantly impact the production volumes for the third quarter of 2012, compared to the same period of 2011.

Oil and gas production for the first nine months of 2012 was 762,000 BOE per day, compared with 728,000 BOE per day for the 2011 period. Year-over-year, Occidental’s domestic production increased by nearly 10 percent, while total company production increased by nearly 5 percent.  The production volume increase in the first nine months of 2012 resulted from 41,000 BOE per day in higher domestic volumes, of which 25,000 BOE per day was oil production growth, partially offset by lower volumes in the Middle East/North Africa and Latin America.  The Dolphin operation, where full cost recovery of pre-startup capital reduced Occidental’s production, was the only operation where production-sharing and similar contracts had an appreciable effect.  Daily sales volumes were 757,000 BOE per day in the first nine months of 2012, compared with 726,000 BOE per day for the same period in 2011.

Oil and gas average cash production costs, excluding taxes other than on income, increased from $12.84 per BOE for the total year 2011 to $15.00 per BOE for the nine months ended September 30, 2012.  The increase for the nine months of 2012 reflected higher well maintenance activity, in part reflecting the higher well count, higher workover activity and higher support and injection costs.  Taxes other than on income, which are generally related to product prices, were $2.43 per BOE for the first nine months of 2012, compared to $2.21 per BOE for the total year 2011.

During the nine months ended September 30, 2012, Occidental paid approximately $1.1 billion for domestic oil and gas properties, mainly in the Williston Basin, Permian Basin and South Texas.

Chemical Segment

Chemical segment earnings for the three months ended September 30, 2012 and 2011, were $162 million and $245 million, respectively.  The third quarter 2012 results reflected lower prices across most product lines, particularly in PVC and VCM, partially offset by lower natural gas and ethylene costs.

Earnings for the nine months ended September 30, 2012 and 2011, were $540 million and $717 million, respectively.  The 2012 results reflected lower export volumes and prices due to the economic conditions in Europe and Asia, partially offset by lower energy and feedstock costs.

Midstream, Marketing and Other Segment

Midstream and marketing segment earnings for the three months ended September 30, 2012 and 2011, were $156 million and $77 million, respectively.  Earnings for the third quarter of 2012, compared to the same period of 2011, reflected higher margins in the marketing and trading businesses, partially offset by lower income in the gas processing and pipeline businesses.

Earnings for the nine months ended September 30, 2012 and 2011, were $364 million and $378 million, respectively.

Corporate

In June 2012, Occidental issued $1.75 billion of debt which comprised $1.25 billion of 2.70-percent senior unsecured notes due 2023 and $500 million of 1.50-percent senior unsecured notes due 2018. Occidental received net proceeds of approximately $1.74 billion. Interest on the notes will be payable semi-annually in arrears in February and August for each series of notes.

Liquidity and Capital Resources

At September 30, 2012, Occidental had approximately $3.8 billion in cash on hand.  In addition, Occidental currently has available but unused committed bank credit of $2.0 billion.  Income and cash flows are largely dependent on oil and gas prices and volumes.  Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and any debt payments.

Although net income decreased by $0.9 billion for the nine months ended September 30, 2012, compared to the same period of 2011, net cash provided by operating activities only decreased by $0.1 billion for this period.  The vast majority of the difference between the changes in net income and net cash provided by operating activities is due to higher DD&A and deferred income taxes, both of which are non-cash charges, partially offset by higher use of cash for working capital purposes.

Additionally, cash flow from operations in the first nine months of 2012, compared to the same period of 2011, reflected 42-percent lower average realized domestic gas prices and 19-percent lower worldwide NGL prices, partially offset by four-percent higher average realized worldwide oil prices.  Approximately 64 percent of Occidental’s natural gas was produced in the United States.  The gas and NGL price decreases had a larger impact on cash flows than the oil price increase.  The net impact of these price changes, higher oil and gas operating costs and lower chemical cash flows were partially offset by higher oil and gas volumes.  The impact of the chemical and midstream and marketing segments’ margins on overall cash flows is generally less significant than the impact of oil and gas segment cash flows because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $8.9 billion for the first nine months of 2012, compared to $6.5 billion for the same period of 2011. The 2012 amount included payments of $1.2 billion mainly for acquisitions of various interests in domestic oil and gas properties.  The 2011 amount included payments of $4.1 billion for acquisitions of various interests in domestic oil and gas properties and the Al Hosn Shah gas project and $2.6 billion of cash received from the sale of the Argentine discontinued operations.  Capital expenditures for the first nine months of 2012 were $7.7 billion, including $6.3 billion for oil and gas.  Capital expenditures for the first nine months of 2011 were $5.0 billion, including $4.1 billion for oil and gas.

Occidental’s net cash provided by financing activities was $0.4 billion for the first nine months of 2012, compared to net cash used by financing activities of $0.7 billion for the same period of 2011. The 2012 amount included proceeds from the sale of senior unsecured notes of $1.7 billion, dividend payments of $1.3 billion and purchases of treasury stock of approximately $200 million.  The 2011 amount included $2.1 billion of net proceeds received from the August 2011 debt issuance of senior unsecured notes, the early repayment of $1.5 billion of Occidental’s debt, dividend payments of $1.1 billion, purchases of treasury stock of approximately $160 million and $121 million of distributions paid to a noncontrolling interest partner.

As of September 30, 2012, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

Occidental’s fourth quarter 2012 capital spending will decrease from the third quarter 2012 level and will be focused on ensuring returns remain well above its cost of capital given current oil and gas prices and the cost environment.

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

As of September 30, 2012, Occidental participated in or monitored remedial activities or proceedings at 159 sites.  The following table presents Occidental’s environmental remediation reserves as of September 30, 2012, the current portion of which is included in accrued liabilities ($79 million) and the remainder in deferred credits and other liabilities — other ($250 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

		Reserve Balance
	Number of Sites	(in millions)
NPL sites	35	$53
Third-party sites	73	84
Occidental-operated sites	22	110
Closed or non-operated Occidental sites	29	82
Total	159	$329

As of September 30, 2012, Occidental’s environmental reserves exceeded $10 million at 10 of the 159 sites described above, and 110 of the sites had reserves from zero to $1 million each.  Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $385 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2011.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2011, for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Other Contingencies

OPC or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties or injunctive or declaratory relief.  OPC or certain of its subsidiaries also have been involved in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief; however, Occidental or such subsidiaries are usually among many companies in these proceedings and have to date been successful in sharing response costs with other financially sound companies.  Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balance for environmental matters.  Reserve balances for other matters as of September 30, 2012, and December 31, 2011, were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

On October 5, 2012, an Arbitral Tribunal of the International Centre for Settlement of Investment Disputes (ICSID), an agency of the World Bank, found that Ecuador violated the United States - Ecuador Bilateral Investment Treaty in 2006 when it terminated Occidental’s Block 15 concession.  The Tribunal ordered Ecuador to pay $1.77 billion, plus interest, in damages.  Ecuador has filed an application asking ICSID to annul the damage award; it could take over a year for ICSID to rule on Ecuador’s application for annulment.  Pursuant to a 2000 Farmout Agreement, Andes Petroleum is entitled to 40% of any net amount which Occidental recovers from Ecuador in this ICSID proceeding.  The effect on the financial statements will be recognized upon final resolution of this matter.

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

OPC, its subsidiaries or both have indemnified various parties against specified liabilities that those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of September 30, 2012, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

Recently Adopted Accounting and Disclosure Changes

Occidental has not made any significant accounting and disclosure changes for the three months ended September 30, 2012.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects.  Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; general domestic political and regulatory approval conditions; higher-than-expected costs; international political conditions; not successfully completing, or any material delay of, any development of new fields, expansion projects, capital expenditures, efficiency-improvement projects, acquisitions or dispositions; potential failure to achieve expected production from existing and future oil and gas development projects or acquisitions; exploration risks such as drilling unsuccessful wells; any changes in general economic conditions domestically or internationally; the ability to attract trained engineers; potential liability for remedial actions under existing or future environmental regulations and litigation; potential liability resulting from pending or future litigation; potential disruption or interruption of Occidental’s production or manufacturing or damage to facilities due to accidents, chemical releases, labor unrest, weather, natural disasters, political events, cyber attacks or insurgent activity; failure of risk management; changes in law or regulations; or changes in tax rates.  Words such as “estimate”, “project”, “predict”, “will”, “would”, “should”, “could”, “may”, “might”, “anticipate”, “plan”, “intend”, “believe”, “expect”, “aim”, “goal”, “target”, “objective”, “likely” or similar expressions that convey the uncertainty of future events or outcomes generally indicate forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information or future events or otherwise.  Material risks that may affect Occidental’s results of operations and financial position appear in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A, “Risk Factors” of the 2011 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2012, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) ― Derivative Activities and Market Risk” in the 2011 Form 10-K.

Item 4.	Controls and Procedures

Occidental's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the information in Note 7 to the consolidated condensed financial statements in Part I of this Form 10-Q, Part II, Item 1, “Legal Proceedings” in the Form 10-Q for the quarters ended March 31, and June 30, 2012, and Part I, Item 3, “Legal Proceedings” in the Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors

Occidental has disclosed its material risks in Part I, “Item 1A. Risk Factors” in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2011.  Occidental does not believe its risks have changed materially.  However, given the growing concerns over cyber attacks, it notes the following:

Cyber attacks could significantly affect Occidental.
Cyber attacks on businesses have escalated in recent years.  Occidental relies on electronic systems and networks to control and manage its oil and gas, chemicals and pipeline operations and has multiple layers of security to mitigate risks of cyber attack.  If, however, Occidental were to experience an attack and its security measures failed, the potential consequences to its businesses and the communities in which it operates could be significant. In 2009 and 2010 Occidental experienced a cyber attack on its email system, which had no effect on its operations, financial systems or reputation.

Item 2.	Share Repurchase Activities

Occidental’s share repurchase activities for the three and nine months ended September 30, 2012, were as follows:

			Total Number	Maximum Number
	Total	Average	of Shares Purchased	of Shares that May
	Number	Price	as Part of Publicly	Yet be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased (a)	per Share	or Programs	or Programs
First Quarter 2012	144,542	$104.84	―
Second Quarter 2012	1,760,000	$81.19	1,760,000
July 1 – 31, 2012	80,000	$85.63	80,000
August 1 – 31, 2012	273,072	$88.06	160,000
September 1 – 30, 2012	230,000	$85.14	230,000
Third Quarter 2012	583,072	$86.58	470,000
Total	2,487,614	$83.83	2,230,000	22,255,575

(a)	Includes shares purchased from the trustee of Occidental’s defined contribution savings plan that are not part of publicly announced plans or programs.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2012 and 2011 and for each of the five years in the period ended December 31, 2011.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE: November 2, 2012	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2012 and 2011 and for each of the five years in the period ended December 31, 2011.

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