Form 10-Q
period 2013-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2013-05-01
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
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

Large Accelerated Filer☑   Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2013
Common stock $.20 par value	805,643,710 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Amounts in millions)

	2013	2012

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,140	$1,592

Trade receivables, net	4,995	4,916

Inventories	1,306	1,344

Other current assets	1,713	1,640

Total current assets	10,154	9,492

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,917	1,894

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $29,266 at March 31, 2013 and $28,032 at December 31, 2012	52,981	52,064

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	772	760

TOTAL ASSETS	$65,824	$64,210

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Amounts in millions)

	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt	$600	$600

Accounts payable	4,889	4,708

Accrued liabilities	2,203	1,966

Domestic and foreign income taxes	94	16

Total current liabilities	7,786	7,290

LONG-TERM DEBT, NET	7,024	7,023

DEFERRED CREDITS AND OTHER LIABILITIES

Deferred domestic and foreign income taxes	6,310	6,039

Other	3,764	3,810

	10,074	9,849
STOCKHOLDERS' EQUITY

Common stock, at par value	178	178

Treasury stock	(5,091)	(5,091)

Additional paid-in capital	7,468	7,441

Retained earnings	38,829	37,990

Accumulated other comprehensive loss	(502)	(502)

Total equity attributable to common stock	40,882	40,016

Noncontrolling interest	58	32

Total stockholders’ equity	40,940	40,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,824	$64,210

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Amounts in millions, except per-share amounts)

	2013	2012
REVENUES AND OTHER INCOME
Net sales	$5,872	$6,268
Interest, dividends and other income	35	15
	5,907	6,283
COSTS AND OTHER DEDUCTIONS
Cost of sales	3,137	2,950
Selling, general and administrative and other operating expenses	393	434
Taxes other than on income	186	174
Exploration expense	50	98
Interest and debt expense, net	34	30
	3,800	3,686

Income before income taxes and other items	2,107	2,597
Provision for domestic and foreign income taxes	(844)	(1,139)
Income from equity investments	96	102
Income from continuing operations	1,359	1,560
Discontinued operations, net	(4)	(1)
NET INCOME	$1,355	$1,559

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.69	$1.92
Discontinued operations, net	(0.01)	—
BASIC EARNINGS PER COMMON SHARE	$1.68	$1.92

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.69	$1.92
Discontinued operations, net	(0.01)	—
DILUTED EARNINGS PER COMMON SHARE	$1.68	$1.92

DIVIDENDS PER COMMON SHARE	$0.64	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Amounts in millions)

	2013	2012
Net income	$1,355	$1,559
Other comprehensive income (loss) items:
Foreign currency translation gains	1	4
Pension and postretirement gains (a)	9	5
Unrealized (losses) gains on derivatives (b)	(6)	14
Reclassification to income of realized gains on derivatives (c)	(4)	(28)
Other comprehensive income (loss), net of tax (d)	—	(5)
Comprehensive income	$1,355	$1,554

(a)	Net of tax of $(5) and $(3) in 2013 and 2012, respectively.

(b)	Net of tax of $3 and $(8) in 2013 and 2012, respectively.

(c)	Net of tax of $3 and $17 in 2013 and 2012, respectively.

(d)	There were no other comprehensive income (loss) items related to noncontrolling interests in 2013 and 2012.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Amounts in millions)

	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,355	$1,559
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	4	1
Depreciation, depletion and amortization of assets	1,259	1,085
Deferred income tax provision	274	350
Other noncash charges to income	54	64
Undistributed earnings from equity investments	(22)	(9)
Dry hole expenses	25	82
Changes in operating assets and liabilities, net	(228)	(359)
Operating cash flow from continuing operations	2,721	2,773
Operating cash flow from discontinued operations, net of taxes	(9)	(8)
Net cash provided by operating activities	2,712	2,765
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(2,070)	(2,412)
Payments for purchases of assets and businesses	(94)	(97)
Other, net	(31)	94
Net cash used by investing activities	(2,195)	(2,415)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	10	15
Purchases of treasury stock	(6)	(15)
Contributions from noncontrolling interest	26	—
Cash dividends paid	—	(374)
Other, net	1	3
Net cash provided (used) by financing activities	31	(371)
Increase (decrease) in cash and cash equivalents	548	(21)
Cash and cash equivalents—beginning of period	1,592	3,781
Cash and cash equivalents—end of period	$2,140	$3,760

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2013

1.	General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries).  Occidental has made its disclosures in accordance with United States generally accepted accounting principles as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2013, and the consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012, as applicable. The income and cash flows for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been reclassified to conform to the 2013 presentation.

2.	Asset Acquisitions, Dispositions and Other

In March 2013, Occidental entered into an agreement to sell its interest in a Brazilian chemical joint venture. At March 31, 2013, the book value of this equity-method investment was approximately $110 million. The sale is expected to close in the second quarter of 2013 for approximately $275 million.

Occidental owns a 50% interest in BridgeTex Pipeline Company, LLC (BridgeTex), which is a variable interest entity that Occidental consolidates. This investment is not material to Occidental's financial statements. At March 31, 2013 and December 31, 2012, the BridgeTex assets and liabilities mainly comprised property, plant and equipment and cash and cash equivalents. At March 31, 2013 and December 31, 2012, BridgeTex held approximately $73 million and $50 million, respectively, of money market funds classified as cash equivalents, which approximated fair value using Level 1 inputs.

3.	Accounting and Disclosure Changes

Offsetting Assets and Liabilities -  Beginning in the quarter ended March 31, 2013, Occidental adopted new disclosure requirements relating to its derivatives in accordance with rules issued by the Financial Accounting Standards Board (FASB) in December 2011 and January 2013. These new rules require tabular disclosures of the outstanding derivatives' gross and net fair values, now including those that are subject to a master netting or similar arrangement and qualify for net presentation, but are not offset in the consolidated balance sheet.

Reclassifications from Accumulated Other Comprehensive Income - Beginning in the quarter ended March 31, 2013, Occidental adopted new disclosure requirements for reporting amounts reclassified out of each component of accumulated other comprehensive income into the income statement in accordance with rules issued by the FASB in February 2013. These new disclosures were not material to Occidental's financial statements.

4.	Supplemental Cash Flow Information

Occidental paid United States federal, state and foreign income taxes for continuing operations of approximately $491 million and $501 million during the three months ended March 31, 2013 and 2012, respectively. Interest paid totaled approximately $99 million and $72 million for the three months ended March 31, 2013 and 2012, respectively.

5.	Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of March 31, 2013 and December 31, 2012, consisted of the following (in millions):

	2013	2012
Raw materials	$74	$70
Materials and supplies	643	612
Finished goods	690	763
	1,407	1,445
LIFO reserve	(101)	(101)
Total	$1,306	$1,344

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

As of March 31, 2013, Occidental participated in or monitored remedial activities or proceedings at 162 sites.  The following table presents Occidental’s environmental remediation reserves as of March 31, 2013, the current portion of which is included in accrued liabilities ($80 million) and the remainder in deferred credits and other liabilities — other ($252 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	34	$53
Third-party sites	76	81
Occidental-operated sites	22	120
Closed or non-operated Occidental sites	30	78
Total	162	$332

As of March 31, 2013, Occidental’s environmental reserves exceeded $10 million each at 12 of the 162 sites described above, and 115 of the sites had reserves from zero to $1 million each.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $390 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2012.  For management’s opinion with respect to environmental matters, refer to Note 7.

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

Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters.  Reserve balances for other matters as of March 31, 2013 and December 31, 2012, were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

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

OPC, its subsidiaries or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of March 31, 2013, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8.	Retirement and Postretirement Benefit Plans

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three months ended March 31, 2013 and 2012 (in millions):

	2013		2012
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$4	$7	$3	$7
Interest cost	6	11	7	11
Expected return on plan assets	(8)	—	(8)	—
Recognized actuarial loss	4	10	5	8
Total	$6	$28	$7	$26

Occidental contributed approximately $1 million in each of the three-month periods ended March 31, 2013 and 2012, to its defined benefit pension plans.

9.	Fair Value Measurements

Occidental has categorized its assets and liabilities that are measured at fair value in a three-level fair value hierarchy, based on the inputs to the valuation techniques: Level 1 — using quoted prices in active markets for identical assets or liabilities; Level 2 — using observable inputs, such as quoted prices for similar assets or liabilities; and Level 3 — using unobservable inputs.  Transfers between levels, if any, are reported at the end of each reporting period.

Fair Values — Recurring
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

Occidental generally uses an income approach to measure fair value when there is not a market-observable price for an identical or similar asset or liability.  This approach utilizes management’s judgments regarding expectations of projected cash flows, and discounts those cash flows using a risk-adjusted discount rate.

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of March 31, 2013 and December 31, 2012 (in millions):

	Fair Value Measurements at
	March 31, 2013 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Commodity derivatives	$177	$423	$—	$(473)		$127
Liabilities:
Commodity derivatives	$181	$465	$—	$(525)		$121

	Fair Value Measurements at
	December 31, 2012 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Commodity derivatives	$107	$312	$—	$(301)		$118
Liabilities:
Commodity derivatives	$99	$398	$—	$(371)		$126

(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values — Nonrecurring
During the three months ended March 31, 2013 and 2012, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments
The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities.  The estimated fair value of Occidental’s debt for each of March 31, 2013 and December 31, 2012, was approximately $8.2 billion, and its carrying value at each date was $7.6 billion. Occidental classifies its debt as Level 1.

10.	Derivatives

Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty.  Occidental applies hedge accounting when transactions meet specified criteria for cash-flow hedge treatment and management elects and documents such treatment.  Otherwise, any fair value gains or losses are recognized in earnings in the current period.

Occidental uses a variety of derivative instruments, including cash-flow hedges and derivative instruments not designated as hedging instruments, to establish, as of the date of production, the price it receives and to improve realized prices for oil and gas. Occidental only occasionally hedges its oil and gas production and, when it does, the volumes are usually insignificant. Additionally, Occidental's Phibro trading unit engages in trading activities using derivatives for the purpose of generating profits mainly from market price changes of commodities.

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

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s North American leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes through March 31, 2014.  As of March 31, 2013 and December 31, 2012, Occidental had approximately 8 billion cubic feet and 20 billion cubic feet of natural gas held in storage, respectively.  As of March 31, 2013 and December 31, 2012, Occidental had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 8 billion cubic feet and 20 billion cubic feet of this stored natural gas, respectively.

The following table presents the pre-tax and after-tax gains and losses recognized in, and reclassified to income from, Accumulated Other Comprehensive Income (AOCI) for derivative instruments classified as cash-flow hedges for the three months ended March 31, 2013 and 2012 (in millions):

	After-tax		Pre-Tax
	2013	2012	2013	2012
Beginning Balance — AOCI	$(7)	$1
Unrealized (losses) gains recognized in AOCI	(6)	14	$(9)	$22
(Gains) losses reclassified to income	(4)	(28)	$(7)	$(45)
Ending Balance — AOCI	$(17)	$(13)

Occidental expects to reclassify an insignificant amount, based on the valuation as of March 31, 2013, of net after-tax derivative losses from AOCI into income during the next 12 months. The gains and losses reclassified to income were recognized in net sales, and the amount of the ineffective portion of cash-flow hedges was immaterial for the three months ended March 31, 2013 and 2012.

Derivatives Not Designated as Hedging Instruments
The following table summarizes Occidental’s net volumes resulting from outstanding commodity derivatives contracts not designated as hedging instruments, including both financial and physical derivative contracts as of March 31, 2013 and December 31, 2012.

	Net Outstanding Position
	Long / (Short)
Commodity	2013	2012
Oil (million barrels)	(17)	(17)
Natural gas (billion cubic feet)	(161)	(217)
Precious metals (million troy ounces)	1	1

In addition, Occidental typically has certain other commodity trading contracts, such as agricultural products, power and other metals, as well as foreign exchange contracts.  These contracts were not material to Occidental as of March 31, 2013 and December 31, 2012.

Occidental fulfills its short positions through its own production or by third-party purchase contracts. Subsequent to March 31, 2013, Occidental entered into purchase contracts for a substantial portion of the outstanding positions at quarter-end and has sufficient production capacity and the ability to enter into additional purchase contracts to satisfy the remaining positions.

Approximately $59 million and $52 million of net gains from derivatives not designated as hedging instruments were recognized in net sales for the three months ended March 31, 2013 and 2012, respectively.

Fair Value of Derivatives
The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of March 31, 2013 and December 31, 2012 (in millions):

	Asset Derivatives		Liability Derivatives
March 31, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$1	Accrued liabilities	$9
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	—
		1		9
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	578	Accrued liabilities	621
	Long-term receivables and other assets, net	21	Deferred credits and other liabilities	16
		599		637
Total gross fair value		600		646
Less: counterparty netting and cash collateral (b)		(473)		(525)
Total net fair value of derivatives		$127		$121

	Asset Derivatives		Liability Derivatives
December 31, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$11	Accrued liabilities	$1
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	1
		11		2
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	386	Accrued liabilities	479
	Long-term receivables and other assets, net	22	Deferred credits and other liabilities	16
		408		495
Total gross fair value		419		497
Less: counterparty netting and cash collateral (c)		(301)		(371)
Total net fair value of derivatives		$118		$126

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.

(b)	As of March 31, 2013, collateral received of $24 million has been netted against derivative assets and collateral paid of $76 million has been netted against derivative liabilities.

(c)	As of December 31, 2012, collateral received of $25 million has been netted against derivative assets and collateral paid of $95 million has been netted against derivative liabilities.

See Note 9 for fair value measurement disclosures on derivatives.

Credit Risk
A substantial portion of Occidental’s derivative transaction volume is executed through exchange-traded contracts, which are subject to minimal credit risk as a significant portion of these transactions is settled on a daily margin basis with select clearinghouses and brokers who are subject to capital and margin requirements of the exchanges.  Collateral of $137 million and $116 million deposited by Occidental for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of March 31, 2013 and December 31, 2012, respectively.

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

Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of March 31, 2013 and December 31, 2012, Occidental had a net liability of $35 million and $34 million, respectively, which are net of collateral posted of $33 million and $64 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of March 31, 2013 and December 31, 2012.

11.	Industry Segments

Occidental conducts its operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream, marketing and other (midstream and marketing).  The oil and gas segment explores for, develops and produces oil and condensate, natural gas liquids (NGL), and natural gas.  The chemical segment mainly manufactures and markets basic chemicals and vinyls.  The midstream and marketing segment gathers, processes, transports, stores, purchases and markets oil, condensate, NGLs, natural gas, carbon dioxide (CO2) and power.  It also trades around its assets, including transportation and storage capacity, and trades oil, NGLs, gas and other commodities. The segment also invests in entities that conduct similar activities.

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

The following tables present Occidental’s industry segment and corporate disclosures (in millions):

			Midstream	Corporate
			and	and
	Oil and Gas	Chemical	Marketing	Eliminations		Total

Three months ended
March 31, 2013

Net sales	$4,440	$1,175	$453	$(196)		$5,872

Pretax operating profit (loss)	$1,920	$159	$215	$(91)	(a)	$2,203
Income taxes	—	—	—	(844)	(b)	(844)
Discontinued operations, net	—	—	—	(4)		(4)
Net income (loss)	$1,920	$159	$215	$(939)		$1,355

Three months ended
March 31, 2012

Net sales	$4,902	$1,148	$393	$(175)		$6,268

Pretax operating profit (loss)	$2,504	$184	$131	$(120)	(a)	$2,699
Income taxes	—	—	—	(1,139)	(b)	(1,139)
Discontinued operations, net	—	—	—	(1)		(1)
Net income (loss)	$2,504	$184	$131	$(1,260)		$1,559

(a)	Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items.

(b)	Includes all foreign and domestic income taxes from continuing operations.

12.	Earnings Per Share

Occidental’s instruments containing rights to nonforfeitable dividends granted in stock-based payment transactions are considered participating securities prior to vesting and, therefore, have been included in the earnings allocations in computing basic and diluted EPS under the two-class method.

Basic EPS was computed by dividing net income, net of income allocated to participating securities, by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units.  The computation of diluted EPS reflects the additional dilutive effect of stock options and unvested stock awards.

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2013 and 2012:

(in millions, except per-share amounts)	2013	2012

Basic EPS

Income from continuing operations	$1,359	$1,560
Discontinued operations, net	(4)	(1)
Net income	1,355	1,559
Less: Net income allocated to participating securities	(2)	(3)
Net income, net of participating securities	$1,353	$1,556

Weighted average number of basic shares	804.7	810.5

Basic EPS	$1.68	$1.92

Diluted EPS

Net income, net of participating securities	$1,353	$1,556
Weighted average number of basic shares	804.7	810.5
Dilutive effect of potentially dilutive securities	0.5	0.8
Total diluted weighted average common shares	805.2	811.3

Diluted EPS	$1.68	$1.92

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

In this report, “Occidental” means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental reported net income and income from continuing operations of $1.4 billion for the first quarter of 2013 on net sales of $5.9 billion, compared to net income and income from continuing operations of $1.6 billion on net sales of $6.3 billion for the same period of 2012.  Diluted earnings per share (EPS) from continuing operations were $1.69 for the first quarter of 2013, compared to $1.92 for the same period of 2012.

Income from continuing operations for the three months ended March 31, 2013, compared to the same period of 2012, reflected lower oil and natural gas liquids (NGL) prices and lower Middle East/North Africa sales volumes and higher depreciation, depletion and amortization (DD&A) rates for the oil and gas segment, partially offset by higher domestic volumes and lower operating costs for the oil and gas segment and improved marketing and trading performance.

Selected Income Statement Items

Net sales for the three months ended March 31, 2013, of $5.9 billion, compared to $6.3 billion for the same period of 2012, reflected lower oil and NGL prices and lower Middle East/North Africa oil and gas sales volumes, partially offset by higher domestic oil and gas volumes and improved marketing and trading performance.

Cost of sales for the three months ended March 31, 2013, reflected lower operating costs in the oil and gas business, driven by lower costs in the United States, compared to the same period in 2012. Total cost of sales was higher in 2013, mostly as a result of higher DD&A.
The decrease in the provision for domestic and foreign income taxes for the three months ended March 31, 2013, compared to the same period of 2012, was due to lower pre-tax income and a lower effective tax rate in 2013, which included a benefit resulting from the relinquishment of an international exploration block.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the changes in cash and cash equivalents.

The increase in property, plant and equipment, net, reflected capital expenditures of $2.1 billion, partially offset by DD&A.

The increase in accrued liabilities was due to the accelerated payout of the fourth quarter 2012 dividend during 2012, leading to a lower year-end balance, as well as the accrual of the first quarter 2013 dividend to be paid in the second quarter. The increase in deferred domestic and foreign income taxes was mainly due to accelerated tax depreciation of the capital expenditures in the first quarter of 2013. The increase in stockholders' equity reflected net income for the first three months of 2013, partially offset by dividends.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three months ended March 31, 2013 and 2012 (in millions):

	2013	2012

Net Sales (a)
Oil and Gas	$4,440	$4,902
Chemical	1,175	1,148
Midstream and Marketing	453	393
Eliminations	(196)	(175)

	$5,872	$6,268
Segment Earnings (b)
Oil and Gas	$1,920	$2,504
Chemical	159	184
Midstream and Marketing	215	131
	2,294	2,819

Unallocated Corporate Items (b)
Interest expense, net	(30)	(28)
Income taxes	(844)	(1,139)
Other expense, net	(61)	(92)

Income from continuing operations	1,359	1,560
Discontinued operations, net	(4)	(1)

Net income	$1,355	$1,559

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

(b)	Refer to “Significant Transactions and Events Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment” and “Midstream and Marketing Segment” discussions that follow.

Significant Transactions and Events Affecting Earnings

The following table sets forth, for the three months ended March 31, 2013 and 2012, significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

	2013	2012

Oil & Gas
No significant items affecting earnings	$—	$—
Total Oil and Gas	$—	$—

Chemical
No significant items affecting earnings	$—	$—
Total Chemical	$—	$—

Midstream and Marketing
No significant items affecting earnings	$—	$—
Total Midstream and Marketing	$—	$—

Corporate
Discontinued operations, net*	$(4)	$(1)
Total Corporate	$(4)	$(1)

Total	$(4)	$(1)
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three months ended March 31, 2013 and 2012 ($ in millions):

	2013		2012

Oil & Gas earnings	$1,920		$2,504
Chemical earnings	159		184
Midstream and Marketing earnings	215		131
Unallocated corporate items	(91)		(120)
Pre-tax income	2,203		2,699

Income tax expense
Federal and state	292		446
Foreign	552		693
Total	844		1,139

Income from continuing operations	$1,359		$1,560

Worldwide effective tax rate	38%	(a)	42%
(a)    Includes the benefit from the relinquishment of an international exploration block.

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three months ended March 31, 2013 and 2012.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

Production per Day	2013	2012

Oil (MBBL)
United States	264	244
Middle East/North Africa	175	190
Latin America	29	24

NGLs (MBBL)
United States	78	72
Middle East/North Africa	7	9

Natural Gas (MMCF)
United States	817	834
Middle East/North Africa	432	449
Latin America	13	14

Total production (MBOE) (a)	763	755

Sales Volumes per Day

Oil (MBBL)
United States	264	244
Middle East/North Africa	156	180
Latin America	30	24

NGLs (MBBL)
United States	78	72
Middle East/North Africa	7	9

Natural Gas (MMCF)
United States	819	834
Middle East/North Africa	432	449
Latin America	13	14

Total sales volumes (MBOE) (a)	746	745
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.  MBOE represents thousand barrels of oil equivalent.

(a)
Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a BOE basis is currently substantially lower than the corresponding price for oil and has been similarly lower over the recent past. For example, in the first quarter of 2013, the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $94.37 per barrel and $3.37 per Mcf, respectively, resulting in an oil to gas ratio of over 28.

The following tables present information about Occidental's average realized prices and index prices for the three months ended March 31, 2013 and 2012:

Average Realized Prices	2013	2012
Oil ($/BBL)
United States	$91.57	$103.52
Middle East/North Africa	$107.52	$114.80
Latin America	$107.18	$103.31
Total Worldwide	$98.07	$107.98

NGLs ($/BBL)
United States	$40.59	$53.95
Middle East/North Africa	$36.56	$40.77
Total Worldwide	$40.27	$52.51

Natural Gas ($/MCF)
United States	$3.08	$2.84
Latin America	$11.60	$11.63
Total Worldwide	$2.37	$2.22

Average Index Prices	2013	2012
WTI oil ($/barrel)	$94.37	$102.93
Brent oil ($/barrel)	$112.64	$118.35
NYMEX gas ($/Mcf)	$3.37	$2.83

Average Realized Prices as Percentage of Average Index Prices	2013	2012
Worldwide oil as a percentage of average WTI	104%	105%
Worldwide oil as a percentage of average Brent	87%	91%
Worldwide NGLs as a percentage of average WTI	43%	51%
Domestic natural gas as a percentage of average NYMEX	91%	100%

Oil and gas segment earnings for the three months ended March 31, 2013 and 2012 were $1.9 billion and $2.5 billion, respectively.  The decrease in oil and gas segment earnings for the three months ended March 31, 2013, compared to the same period of 2012, reflected lower year-over-year oil and NGL prices, lower Middle East/North Africa volumes and higher DD&A rates, partially offset by higher domestic volumes and lower operating costs. The lower 2013 oil and gas operating costs were attributable to the domestic operational efficiency initiative, partially offset by increased international operating costs due to planned maintenance turnarounds in Qatar and the Dolphin operations.

Approximately 60 percent of Occidental's oil production tracks world oil prices, such as Brent, and 40 percent tracks WTI. Price changes at current global prices and levels of production affect Occidental's quarterly pre-tax income by approximately $37 million for a $1.00 per barrel change in oil prices and approximately $7 million for a $1.00 per barrel change in NGL prices. A change of $0.50 per Mcf in domestic gas prices affects quarterly pre-tax earnings by approximately $30 million. These price change sensitivities include the impact of production-sharing and similar contract volume changes on income. If production levels change in the future, the sensitivity of Occidental's results to oil, NGL and gas prices also would change.
Oil and gas production in the first quarter of 2013 was 763,000 BOE per day, compared with 755,000 BOE per day for the same period of 2012.  The first quarter 2013 production increase resulted from higher volumes of 23,000 BOE per day from domestic operations while international production was 15,000 BOE per day lower. International production volumes were lower due to the combined effect of planned maintenance turnarounds in Qatar and the impact of full cost recovery in Oman and the Dolphin operations. Daily sales volumes increased slightly from 745,000 BOE per day in the first quarter of 2012 to 746,000 BOE per day in the first quarter of 2013. Sales volumes were lower than production volumes in the first quarter of 2013 due to the timing of Middle East/North Africa liftings.

Oil and gas average cash production costs, excluding taxes other than on income, decreased from $14.99 per BOE for the total year 2012 to $13.93 per BOE for the three months ended March 31, 2013.  This decrease reflected the impact of the domestic operational efficiency initiative. In particular, Occidental has taken steps that resulted in lower costs for surface operations, well maintenance and workovers, which together make up a significant portion of the operating costs. The domestic production cost reductions were partially offset by the costs of planned maintenance turnarounds in Qatar and the Dolphin operations. Taxes other than on income, which are generally related to product prices, were $2.63 per BOE for the first three months of 2013, compared to $2.39 per BOE for the total year 2012. The 2013 amount includes California greenhouse gas expense of $0.05 per BOE.

Chemical Segment

Chemical segment earnings for the three months ended March 31, 2013 and 2012, were $159 million and $184 million, respectively. The first quarter 2013 results reflected weaker chlorinated organics demand and pricing combined with higher natural gas costs, partially offset by higher caustic soda exports.

In March 2013, Occidental entered into an agreement to sell its interest in a Brazilian chemical joint venture. At March 31, 2013, the book value of this equity-method investment was approximately $110 million. The sale is expected to close in the second quarter of 2013 for approximately $275 million.

Midstream and Marketing Segment

Midstream and marketing segment earnings for the three months ended March 31, 2013 and 2012, were $215 million and $131 million, respectively.  Earnings for the first quarter of 2013, compared to the same period of 2012, reflected mainly improved marketing and trading performance.

Liquidity and Capital Resources

At March 31, 2013, Occidental had approximately $2.1 billion in cash on hand.  In addition, Occidental has a bank credit facility (Credit Facility) with a $2.0 billion commitment expiring in 2016.  No amounts have been drawn under this Credit Facility. Income and cash flows are largely dependent on the oil and gas segment's prices and sales volumes.  Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and any debt payments. Occidental, from time to time, may access and has accessed debt markets for general corporate purposes, including acquisitions.

In the first three months of 2013, Occidental generated $2.9 billion of cash flow from operations before changes in working capital, compared to $3.1 billion in the same period of 2012. Working capital changes reduced cash flow from operations for the first three months of 2013 by approximately $200 million to $2.7 billion. Cash flow from operations in the first three months of 2013, compared to the same period of 2012, reflected 9-percent lower average realized worldwide oil prices and 23-percent lower worldwide NGL prices. These price changes and lower Middle East/North Africa oil volumes had a significant unfavorable impact on the cash flows. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $2.2 billion for the first three months of 2013, compared to $2.4 billion for the same period of 2012. Capital expenditures for the first three months of 2013 were $2.1 billion, including $1.7 billion for oil and gas.  Capital expenditures for the first three months of 2012 were $2.4 billion, including $2.0 billion for oil and gas.

Occidental’s net cash provided by financing activities was $31 million for the first three months of 2013, compared to net cash used by financing activities of $371 million for the same period of 2012. The 2013 amount included $26 million of contributions from a noncontrolling interest.  While the first quarter of 2012 amount included dividend payments of $374 million, the first quarter of 2013 amount did not, due to the accelerated payment of the fourth quarter of 2012 dividend.

As of March 31, 2013, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

Occidental expects the 2013 capital spending to be unchanged from its previous estimate of $9.6 billion and will be focused on increasing oil production and ensuring Occidental's returns remain well above its cost of capital given current prices and the cost environment.

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

As of March 31, 2013, Occidental participated in or monitored remedial activities or proceedings at 162 sites.  The following table presents Occidental’s environmental remediation reserves as of March 31, 2013, grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	34	$53
Third-party sites	76	81
Occidental-operated sites	22	120
Closed or non-operated Occidental sites	30	78
Total	162	$332

As of March 31, 2013, Occidental’s environmental reserves exceeded $10 million each at 12 of the 162 sites described above, and 115 of the sites had reserves from zero to $1 million each.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $390 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2012.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional information regarding Occidental’s environmental expenditures.

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

Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of March 31, 2013 and December 31, 2012, were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

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

OPC, its subsidiaries or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of March 31, 2013, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

Recently Adopted Accounting and Disclosure Changes

Offsetting Assets and Liabilities -  Beginning in the quarter ended March 31, 2013, Occidental adopted new disclosure requirements relating to its derivatives in accordance with rules issued by the Financial Accounting Standards Board (FASB) in December 2011 and January 2013. These new rules require tabular disclosures of the outstanding derivatives' gross and net fair values, now including those that are subject to a master netting or similar arrangement and qualify for net presentation, but are not offset in the consolidated balance sheet.

Reclassifications from Accumulated Other Comprehensive Income - Beginning in the quarter ended March 31, 2013, Occidental adopted new disclosure requirements for reporting amounts reclassified out of each component of accumulated other comprehensive income into the income statement in accordance with rules issued by the FASB in February 2013. These new disclosures were not material to Occidental's financial statements.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects.  Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; higher-than-expected costs; the regulatory approval environment; not successfully completing, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; lower-than-expected production from development projects or acquisitions; exploration risks; general economic slowdowns domestically or internationally; political conditions and events; inability to attract trained engineers; environmental liability; litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber attacks or insurgent activity; failure of risk management; changes in law or regulations; or changes in tax rates.  Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “likely” or similar expressions that convey the prospective nature of events or outcomes generally indicate forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information or future events or otherwise.  Material risks that may affect Occidental’s results of operations and financial position appear in Part I, Item 1A, “Risk Factors” of the 2012 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2013, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) — Derivative Activities and Market Risk” in the 2012 Form 10-K.

Item 4.	Controls and Procedures

Occidental's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the information in Note 7 to the consolidated condensed financial statements in Part I of this Form 10-Q and Part I, Item 3, “Legal Proceedings” in the Form 10-K for the year ended December 31, 2012.

Item 2.	Share Repurchase Activities

Occidental did not repurchase any shares during the three months ended March 31, 2013. The maximum number of shares that may yet be purchased under its plans or programs was 17,255,575 as of March 31, 2013.

Item 6.	Exhibits

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2013 and 2012 and for each of the five years in the period ended December 31, 2012.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	May 1, 2013	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2013 and 2012 and for each of the five years in the period ended December 31, 2012.

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