Form 10-Q
period 2013-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2013-08-05
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR
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

Large Accelerated Filer☑   Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2013
Common stock $.20 par value	805,763,948 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Amounts in millions)

	2013	2012

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,069	$1,592

Trade receivables, net	5,221	4,916

Inventories	1,340	1,344

Other current assets	1,229	1,640

Total current assets	10,859	9,492

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,808	1,894

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $30,536 at June 30, 2013 and $28,032 at December 31, 2012	53,949	52,064

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	806	760

TOTAL ASSETS	$67,422	$64,210

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Amounts in millions)

	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt	$600	$600

Accounts payable	5,274	4,708

Accrued liabilities	2,331	1,966

Domestic and foreign income taxes	29	16

Total current liabilities	8,234	7,290

LONG-TERM DEBT, NET	7,026	7,023

DEFERRED CREDITS AND OTHER LIABILITIES

Deferred domestic and foreign income taxes	6,658	6,039

Other	3,654	3,810

	10,312	9,849
STOCKHOLDERS' EQUITY

Common stock, at par value	178	178

Treasury stock	(5,113)	(5,091)

Additional paid-in capital	7,510	7,441

Retained earnings	39,634	37,990

Accumulated other comprehensive loss	(456)	(502)

Total equity attributable to common stock	41,753	40,016

Noncontrolling interest	97	32

Total stockholders’ equity	41,850	40,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,422	$64,210

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Amounts in millions, except per-share amounts)

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
REVENUES AND OTHER INCOME
Net sales	$5,962	$5,768	$11,834	$12,036
Interest, dividends and other income	28	24	63	39
Gain on sale of equity investment	131	—	131	—
	6,121	5,792	12,028	12,075
COSTS AND OTHER DEDUCTIONS
Cost of sales	3,180	3,060	6,317	6,010
Selling, general and administrative and other operating expenses	495	335	888	769
Taxes other than on income	196	167	382	341
Exploration expense	78	96	128	194
Interest and debt expense, net	30	28	64	58
	3,979	3,686	7,779	7,372

Income before income taxes and other items	2,142	2,106	4,249	4,703
Provision for domestic and foreign income taxes	(901)	(875)	(1,745)	(2,014)
Income from equity investments	86	101	182	203
Income from continuing operations	1,327	1,332	2,686	2,892
Discontinued operations, net	(5)	(4)	(9)	(5)
NET INCOME	$1,322	$1,328	$2,677	$2,887

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.65	$1.64	$3.33	$3.56
Discontinued operations, net	(0.01)	—	(0.01)	(0.01)
BASIC EARNINGS PER COMMON SHARE	$1.64	$1.64	$3.32	$3.55

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.64	$1.64	$3.33	$3.56
Discontinued operations, net	—	—	(0.01)	(0.01)
DILUTED EARNINGS PER COMMON SHARE	$1.64	$1.64	$3.32	$3.55

DIVIDENDS PER COMMON SHARE	$0.64	$0.54	$1.28	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Amounts in millions)

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Net income	$1,322	$1,328	$2,677	$2,887
Other comprehensive income (loss) items:
Foreign currency translation gains (losses)	1	(12)	2	(8)
Reclassification to income of realized foreign currency translation losses (a)	28	—	28	—
Pension and postretirement gains (b)	9	8	18	13
Unrealized gains (losses) on derivatives (c)	7	(2)	1	12
Reclassification to income of realized losses (gains) on derivatives (d)	1	4	(3)	(24)
Other comprehensive income (loss), net of tax (e)	46	(2)	46	(7)
Comprehensive income	$1,368	$1,326	$2,723	$2,880

(a)	Included in the net gain on sale of the investment in Carbocloro, a Brazilian chemical facility.

(b)	Net of tax of $(6) and $(5) for the three months ended June 30, 2013 and 2012, respectively, and $(11) and $(8) for the six months ended June 30, 2013 and 2012.

(c)	Net of tax of $(4) and zero for the three months ended June 30, 2013 and 2012, respectively, and $(1) and $(8) for the six months ended June 30, 2013 and 2012.

(d)	Net of tax of zero and $(2) for the three months ended June 30, 2013 and 2012, respectively, and $2 and $15 for the six months ended June 30, 2013 and 2012.

(e)	There were no other comprehensive income (loss) items related to noncontrolling interests in 2013 and 2012.

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Amounts in millions)

	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,677	$2,887
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	9	5
Depreciation, depletion and amortization of assets	2,562	2,172
Deferred income tax provision	635	794
Other noncash charges to income	218	109
Gain on sale of equity investment	(131)	—
Undistributed earnings from equity investments	(31)	(8)
Dry hole expenses	77	166
Changes in operating assets and liabilities, net	227	(150)
Operating cash flow from continuing operations	6,243	5,975
Operating cash flow from discontinued operations, net of taxes	(18)	(17)
Net cash provided by operating activities	6,225	5,958
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(4,280)	(5,125)
Payments for purchases of assets and businesses	(226)	(1,081)
Sale of equity investment, net	270	—
Other, net	(63)	44
Net cash used by investing activities	(4,299)	(6,162)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	1,736
Proceeds from issuance of common stock	24	58
Purchases of treasury stock	(28)	(152)
Contributions from noncontrolling interest	65	—
Cash dividends paid	(517)	(813)
Other, net	7	4
Net cash (used) provided by financing activities	(449)	833
Increase in cash and cash equivalents	1,477	629
Cash and cash equivalents—beginning of period	1,592	3,781
Cash and cash equivalents—end of period	$3,069	$4,410

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

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

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2013, and the consolidated statements of income, comprehensive income and cash flows for the three and six months ended June 30, 2013 and 2012, as applicable. The income and cash flows for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been reclassified to conform to the 2013 presentation.

2.	Asset Acquisitions, Dispositions and Other

In May 2013, Occidental sold its investment in Carbocloro, a Brazilian chemical facility. Occidental received net proceeds of approximately $270 million and recorded a pre-tax gain of $131 million.

As previously reported, Edward Djerejian was elected Chairman of the Board of Directors on May 3, 2013, replacing Dr. Ray Irani. Dr. Irani submitted his resignation as a director, effective as of May 15, 2013 and ceased serving as an executive of Occidental. In addition, certain other employees and several consulting arrangements were terminated during the quarter. As a result of these developments and actions, Occidental recorded a $55 million pre-tax charge in the second quarter for the currently estimated costs of Dr. Irani's employment and post-employment benefits, and the termination of other employees and consulting arrangements.

Occidental owns a 50% interest in BridgeTex Pipeline Company, LLC (BridgeTex), which is a variable interest entity that Occidental consolidates. This investment is not material to Occidental's financial statements. At June 30, 2013 and December 31, 2012, the BridgeTex assets and liabilities mainly comprised property, plant and equipment and cash and cash equivalents. At June 30, 2013 and December 31, 2012, BridgeTex held approximately $93 million and $50 million, respectively, of money market funds classified as cash equivalents, which approximated fair value using Level 1 inputs.

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

Occidental paid United States federal, state and foreign income taxes for continuing operations of approximately $0.8 billion and $1.3 billion during the six months ended June 30, 2013 and 2012, respectively. Interest paid totaled approximately $122 million and $95 million for the six months ended June 30, 2013 and 2012, respectively.

5.	Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of June 30, 2013 and December 31, 2012 consisted of the following (in millions):

	2013	2012
Raw materials	$75	$70
Materials and supplies	641	612
Finished goods	725	763
	1,441	1,445
LIFO reserve	(101)	(101)
Total	$1,340	$1,344

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

As of June 30, 2013, Occidental participated in or monitored remedial activities or proceedings at 161 sites.  The following table presents Occidental’s environmental remediation reserves as of June 30, 2013, the current portion of which is included in accrued liabilities ($80 million) and the remainder in deferred credits and other liabilities — other ($247 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	33	$52
Third-party sites	76	74
Occidental-operated sites	22	121
Closed or non-operated Occidental sites	30	80
Total	161	$327

As of June 30, 2013, Occidental’s environmental reserves exceeded $10 million each at 11 of the 161 sites described above, and 114 of the sites had reserves from zero to $1 million each.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $375 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2012.  For management’s opinion with respect to environmental matters, refer to Note 7.

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

Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters.  Reserve balances for other matters as of June 30, 2013 and December 31, 2012 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

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

OPC, its subsidiaries or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of June 30, 2013, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8.	Retirement and Postretirement Benefit Plans

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and six months ended June 30, 2013 and 2012 (in millions):

Three months ended June 30	2013		2012
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$3	$7	$3	$6
Interest cost	7	10	7	11
Expected return on plan assets	(8)	—	(8)	—
Recognized actuarial loss	4	10	5	9
Total	$6	$27	$7	$26

Six months ended June 30	2013		2012
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$7	$14	$6	$13
Interest cost	13	21	14	22
Expected return on plan assets	(16)	—	(16)	—
Recognized actuarial loss	8	20	10	17
Total	$12	$55	$14	$52

Occidental contributed approximately $1 million and $2 million in the three-month periods ended June 30, 2013 and 2012, and approximately $2 million and $3 million in the six-month periods ended June 30, 2013 and 2012, respectively, to its defined benefit pension plans.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of June 30, 2013 and December 31, 2012 (in millions):

	Fair Value Measurements at
	June 30, 2013 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Commodity derivatives	$246	$326	$—	$(476)		$96
Liabilities:
Commodity derivatives	$224	$369	$—	$(529)		$64

	Fair Value Measurements at
	December 31, 2012 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Commodity derivatives	$107	$312	$—	$(301)		$118
Liabilities:
Commodity derivatives	$99	$398	$—	$(371)		$126

(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values — Nonrecurring
During the three months ended June 30, 2013 and 2012, Occidental did not have assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments
The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities.  The estimated fair values of Occidental’s debt as of June 30, 2013 and December 31, 2012, were approximately $7.8 billion and $8.2 billion, respectively, and its carrying value at each date was $7.6 billion. Occidental classifies its debt as Level 1.

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

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s North American leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes through March 31, 2014.  As of June 30, 2013 and December 31, 2012, Occidental had approximately 13 billion cubic feet and 20 billion cubic feet of natural gas held in storage, respectively.  As of June 30, 2013 and December 31, 2012, Occidental had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 15 billion cubic feet and 20 billion cubic feet of natural gas, respectively.

The following table presents the after-tax gains and losses recognized in, and reclassified to income from, Accumulated Other Comprehensive Income (AOCI) for derivative instruments classified as cash-flow hedges for the three and six months ended June 30, 2013 and 2012 (in millions):

			Periods ended June 30
	Three months			Six Months
	2013	2012	2013	2012
Beginning Balance — AOCI	$(17)	$(13)	$(7)	$1
Unrealized gains (losses) recognized in AOCI	7	(2)	1	12
Losses reclassified to income	1	4	(3)	(24)
Ending Balance — AOCI	$(9)	$(11)	$(9)	$(11)

Occidental expects to reclassify an insignificant amount, based on the valuation as of June 30, 2013, of net after-tax derivative losses from AOCI into income during the next 12 months. The gains and losses reclassified to income were recognized in net sales, and the amount of the ineffective portion of cash-flow hedges was immaterial for the three months ended June 30, 2013 and 2012.

Derivatives Not Designated as Hedging Instruments
The following table summarizes Occidental’s net volumes resulting from outstanding commodity derivatives contracts not designated as hedging instruments, including both financial and physical derivative contracts as of June 30, 2013 and December 31, 2012.

	Net Outstanding Position
	Long / (Short)
Commodity	2013	2012
Oil (million barrels)	(23)	(17)
Natural gas (billion cubic feet)	(80)	(217)
Precious metals (million troy ounces)	1	1

A large majority of the volumes in the table above include contracts tied to index prices, for which there is no fair value. These contracts do not expose Occidental to changes in commodity prices.

In addition, Occidental typically has certain other commodity trading contracts, such as agricultural products, power and other metals, as well as foreign exchange contracts.  These contracts were not material to Occidental as of June 30, 2013 and December 31, 2012.

Occidental fulfills its short positions through its own production or by third-party purchase contracts. Subsequent to June 30, 2013, Occidental entered into purchase contracts for a substantial portion of the outstanding positions at quarter-end and has production capacity and the ability to enter into additional purchase contracts sufficient to satisfy the remaining positions.

Approximately $75 million and $88 million of net losses from derivatives not designated as hedging instruments were recognized in net sales for the three months ended June 30, 2013 and 2012, respectively.   Approximately $16 million and $36 million of net losses from derivatives not designated as hedging instruments were recognized in net sales for the six months ended June 30, 2013 and 2012, respectively.

Fair Value of Derivatives
The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of June 30, 2013 and December 31, 2012 (in millions):

	Asset Derivatives		Liability Derivatives
June 30, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$5	Accrued liabilities	$1
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	—
		5		1
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	544	Accrued liabilities	573
	Long-term receivables and other assets, net	23	Deferred credits and other liabilities	19
		567		592
Total gross fair value		572		593
Less: counterparty netting and cash collateral (b) (d)		(476)		(529)
Total net fair value of derivatives		$96		$64

	Asset Derivatives		Liability Derivatives
December 31, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$11	Accrued liabilities	$1
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	1
		11		2
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	386	Accrued liabilities	479
	Long-term receivables and other assets, net	22	Deferred credits and other liabilities	16
		408		495
Total gross fair value		419		497
Less: counterparty netting and cash collateral (c) (d)		(301)		(371)
Total net fair value of derivatives		$118		$126

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.

(b)	As of June 30, 2013, collateral received of $37 million has been netted against derivative assets and collateral paid of $90 million has been netted against derivative liabilities.

(c)	As of December 31, 2012, collateral received of $25 million has been netted against derivative assets and collateral paid of $95 million has been netted against derivative liabilities.

(d)
Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $94 million and $116 million deposited by Occidental, has not been reflected in these derivative fair value tables, but is included in the other current assets balance as of June 30, 2013 and December 31, 2012, respectively.

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

Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of June 30, 2013 and December 31, 2012, Occidental had a net liability of $25 million and $34 million, respectively, which are net of collateral posted of $12 million and $64 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of June 30, 2013 and December 31, 2012.

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

The following tables present Occidental’s industry segment and corporate disclosures (in millions):

				Midstream	Corporate
				and	and
	Oil and Gas	Chemical		Marketing	Eliminations		Total

Three months ended
June 30, 2013

Net sales	$4,721	$1,187		$269	$(215)		$5,962

Pretax operating profit (loss)	$2,100	$275	(a)	$48	$(195)	(b)	$2,228
Income taxes	—	—		—	(901)	(c)	(901)
Discontinued operations, net	—	—		—	(5)		(5)
Net income (loss)	$2,100	$275		$48	$(1,101)		$1,322

Three months ended
June 30, 2012

Net sales	$4,495	$1,172		$262	$(161)		$5,768

Pretax operating profit (loss)	$2,043	$194		$77	$(107)	(b)	$2,207
Income taxes	—	—		—	(875)	(c)	(875)
Discontinued operations, net	—	—		—	(4)		(4)
Net income (loss)	$2,043	$194		$77	$(986)		$1,328

				Midstream	Corporate
				and	and
	Oil and Gas	Chemical		Marketing	Eliminations		Total

Six months ended
June 30, 2013

Net sales	$9,161	$2,362		$722	$(411)		$11,834

Pretax operating profit (loss)	$4,020	$434	(a)	$263	$(286)	(b)	$4,431
Income taxes	—	—		—	(1,745)	(c)	(1,745)
Discontinued operations, net	—	—		—	(9)		(9)
Net income (loss)	$4,020	$434		$263	$(2,040)		$2,677

Six months ended
June 30, 2012

Net sales	$9,397	$2,320		$655	$(336)		$12,036

Pretax operating profit (loss)	$4,547	$378		$208	$(227)	(b)	$4,906
Income taxes	—	—		—	(2,014)	(c)	(2,014)
Discontinued operations, net	—	—		—	(5)		(5)
Net income (loss)	$4,547	$378		$208	$(2,246)		$2,887

(a)	The three- and six-month periods ended June 30, 2013 include a $131 million pre-tax gain for the sale of an investment in Carbocloro, a Brazilian chemical facility.

(b)
Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items. The three- and six-month periods ended June 30, 2013 include a $55 million pre-tax charge for the currently estimated cost related to employment and post-employment benefits for Occidental's former Executive Chairman and termination of certain other employees and consulting arrangements.

(c)	Includes all foreign and domestic income taxes from continuing operations.

12.	Earnings Per Share

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

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2013 and 2012:

	Periods ended June 30
	Three months			Six months
(in millions, except per-share amounts)	2013	2012	2013	2012

Basic EPS

Income from continuing operations	$1,327	$1,332	$2,686	$2,892
Discontinued operations, net	(5)	(4)	(9)	(5)
Net income	1,322	1,328	2,677	2,887
Less: Net income allocated to participating securities	(3)	(2)	(5)	(4)
Net income, net of participating securities	$1,319	$1,326	$2,672	$2,883

Weighted average number of basic shares	804.9	810.3	804.8	810.4

Basic EPS	$1.64	$1.64	$3.32	$3.55

Diluted EPS

Net income, net of participating securities	$1,319	$1,326	$2,672	$2,883
Weighted average number of basic shares	804.9	810.3	804.8	810.4
Dilutive effect of potentially dilutive securities	0.5	0.7	0.5	0.8
Total diluted weighted average common shares	805.4	811.0	805.3	811.2

Diluted EPS	$1.64	$1.64	$3.32	$3.55

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

In this report, “Occidental” means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental reported net income of $1.3 billion for the second quarter of 2013 on net sales of $6.0 billion, compared to net income of $1.3 billion on net sales of $5.8 billion for the same period of 2012.  Diluted earnings per share (EPS) were $1.64 for the second quarter of 2013 and 2012.  Occidental reported net income of $2.7 billion for the first six months of 2013 on net sales of $11.8 billion, compared to net income of $2.9 billion on net sales of $12.0 billion for the same period of 2012.  Diluted EPS were $3.32 for the six months of 2013, compared to $3.55 for the same period of 2012.

Net income for the three months ended June 30, 2013, compared to the same period of 2012, reflected higher domestic realized prices for oil and natural gas, lower oil and gas segment operating costs and higher liquids volumes, partially offset by higher oil and gas segment depreciation, depletion and amortization (DD&A) rates, lower Middle East/North Africa realized oil prices, higher equity compensation expense due to Occidental's improved stock price and higher energy prices for the chemical segment. Net income for the six months ended June 30, 2013, compared to the same period of 2012, reflected lower worldwide oil and natural gas liquids (NGL) prices, higher oil and gas segment DD&A rates, higher energy prices for the chemical segment and higher equity compensation expense due to Occidental's improved stock price, partially offset by higher domestic gas prices and lower oil and gas segment operating costs.

Income for the three and six months ended June 30, 2013 included an after-tax gain of $85 million from the sale of Occidental's investment in Carbocloro, a Brazilian chemical facility, and a $34 million after-tax charge for the currently estimated cost related to employment and post-employment benefits for Occidental's former Executive Chairman and termination of certain other employees and consulting arrangements.

Selected Income Statement Items

Net sales for the three months ended June 30, 2013, of $6.0 billion, compared to $5.8 billion for the same period of 2012, reflected higher domestic realized prices for oil and natural gas and higher liquids volumes, partially offset by lower Middle East/North Africa realized oil prices. Net sales for the six months ended June 30, 2013, of $11.8 billion, compared to $12.0 billion for the same period of 2012, reflected lower worldwide oil and NGL prices, partially offset by higher domestic gas prices.

Cost of sales for the three and six months ended June 30, 2013, compared to the same periods in 2012, reflected higher oil and gas segment DD&A rates and higher chemical segment energy and feedstock costs, partially offset by lower oil and gas segment operating costs. Selling, general and administrative and other operating expenses for the three and six months ended June 30, 2013, compared to the same periods in the prior year, reflected higher equity compensation expense due to Occidental's improved stock price and the currently estimated cost related to employment and post-employment benefits for Occidental's former Executive Chairman and termination of certain other employees and consulting arrangements.
The decrease in the provision for domestic and foreign income taxes for the six months ended June 30, 2013, compared to the same period of 2012, was due to lower pre-tax income in 2013 and a lower effective tax rate, which included a benefit resulting from the relinquishment of an international exploration block.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the changes in cash and cash equivalents.

The increase in trade receivables, net, reflected higher domestic crude oil prices in the second quarter of 2013, compared to the fourth quarter of 2012, and the timing of settlements, partially offset by lower international crude oil lifting volumes and prices in the comparable periods. The decrease in other current assets was mainly due to the collection of an expected tax receivable during the second quarter. The increase in property, plant and equipment, net, reflected net capital expenditures of $4.2 billion, partially offset by DD&A.

The increase in accounts payable reflected higher domestic crude oil prices for the marketing and trading operations during the second quarter of 2013, compared to the fourth quarter of 2012, and the timing of payments at year end 2012 compared to the end of the second quarter of 2013. The increase in accrued liabilities was due to the accelerated payout of the fourth quarter 2012 dividend during 2012, resulting in a lower year-end balance. The June 30, 2013 balance included the accrual of the second quarter 2013 dividend to be paid in the third quarter. The increase in deferred domestic and foreign income taxes was mainly due to accelerated tax depreciation of the capital expenditures in the first six months of 2013. The increase in stockholders' equity reflected net income for the first six months of 2013, partially offset by dividends.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and six months ended June 30, 2013 and 2012 (in millions):

			Periods ended June 30
		Three Months		Six Months
	2013	2012	2013	2012

Net Sales (a)
Oil and Gas	$4,721	$4,495	$9,161	$9,397
Chemical	1,187	1,172	2,362	2,320
Midstream and Marketing	269	262	722	655
Eliminations	(215)	(161)	(411)	(336)

	$5,962	$5,768	$11,834	$12,036
Segment Earnings (b)
Oil and Gas	$2,100	$2,043	$4,020	$4,547
Chemical	275	194	434	378
Midstream and Marketing	48	77	263	208
	2,423	2,314	4,717	5,133

Unallocated Corporate Items (b)
Interest expense, net	(29)	(25)	(59)	(53)
Income taxes	(901)	(875)	(1,745)	(2,014)
Other expense, net	(166)	(82)	(227)	(174)

Income from continuing operations	1,327	1,332	2,686	2,892
Discontinued operations, net	(5)	(4)	(9)	(5)

Net income	$1,322	$1,328	$2,677	$2,887

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

(b)	Refer to “Significant Transactions and Events Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream and Marketing Segment” and "Corporate" discussions that follow.

Significant Transactions and Events Affecting Earnings

The following table sets forth, for the three and six months ended June 30, 2013 and 2012, significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

			Periods Ended June 30
		Three Months		Six Months
	2013	2012	2013	2012

Oil & Gas
No significant items affecting earnings	$—	$—	$—	$—
Total Oil and Gas	$—	$—	$—	$—

Chemical
Carbocloro sale gain	$131	$—	$131	$—
Total Chemical	$131	$—	$131	$—

Midstream and Marketing
No significant items affecting earnings	$—	$—	$—	$—
Total Midstream and Marketing	$—	$—	$—	$—

Corporate
Charge for former executives and consultants	$(55)	$—	$(55)	$—
Tax effect of pre-tax adjustments	(25)	—	(25)	—
Discontinued operations, net*	(5)	(4)	(9)	(5)
Total Corporate	$(85)	$(4)	$(89)	$(5)

Total	$46	$(4)	$42	$(5)
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and six months ended June 30, 2013 and 2012 ($ in millions):

			Periods ended June 30
		Three Months		Six Months
	2013	2012	2013		2012

Oil & Gas earnings	$2,100	$2,043	$4,020		$4,547
Chemical earnings	275	194	434		378
Midstream and Marketing earnings	48	77	263		208
Unallocated corporate items	(195)	(107)	(286)		(227)
Pre-tax income	2,228	2,207	4,431		4,906

Income tax expense
Federal and state	332	254	624		700
Foreign	569	621	1,121		1,314
Total	901	875	1,745		2,014

Income from continuing operations	$1,327	$1,332	$2,686		$2,892

Worldwide effective tax rate	40%	40%	39%	(a)	41%

(a)	Includes the benefit from the relinquishment of an international exploration block during the first quarter of 2013.

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three and six months ended June 30, 2013 and 2012.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

			Periods Ended June 30
		Three Months		Six Months
Production per Day	2013	2012	2013	2012

Oil (MBBL)
United States	261	249	262	246
Middle East/North Africa	193	181	184	186
Latin America	28	31	29	27

NGLs (MBBL)
United States	77	73	77	73
Middle East/North Africa	7	9	7	9

Natural Gas (MMCF)
United States	792	840	808	837
Middle East/North Africa	433	481	433	464
Latin America	13	14	13	14

Total production (MBOE) (a)	772	766	768	760

Sales Volumes per Day

Oil (MBBL)
United States	261	249	262	246
Middle East/North Africa	186	175	172	178
Latin America	26	31	28	27

NGLs (MBBL)
United States	77	73	77	73
Middle East/North Africa	7	9	7	9

Natural Gas (MMCF)
United States	795	835	810	835
Middle East/North Africa	433	481	433	464
Latin America	13	14	13	14

Total sales volumes (MBOE) (a)	764	759	755	752
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.  MBOE represents thousand barrels of oil equivalent.

(a)
Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a BOE basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, for the six months ending June 30, 2013, the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $94.30 per barrel and $3.68 per Mcf, respectively, resulting in an oil to gas ratio of over 25.

The following tables present information about Occidental's average realized prices and index prices for the three and six months ended June 30, 2013 and 2012:

			Periods Ended June 30
		Three Months		Six Months
Average Realized Prices	2013	2012	2013	2012
Oil ($/BBL)
United States	$95.08	$92.34	$93.33	$97.88
Middle East/North Africa	$101.83	$109.70	$104.40	$112.28
Latin America	$98.85	$98.15	$103.29	$100.40
Total Worldwide	$97.91	$99.34	$97.99	$103.63

NGLs ($/BBL)
United States	$39.70	$43.75	$40.15	$49.14
Middle East/North Africa	$29.14	$29.32	$32.65	$34.76
Total Worldwide	$38.78	$42.06	$39.52	$47.52

Natural Gas ($/MCF)
United States	$3.82	$2.09	$3.44	$2.46
Latin America	$11.32	$12.06	$11.46	$11.84
Total Worldwide	$2.83	$1.72	$2.60	$1.97

			Periods Ended June 30
		Three Months		Six Months
Average Index Prices	2013	2012	2013	2012
WTI oil ($/barrel)	$94.22	$93.49	$94.30	$98.21
Brent oil ($/barrel)	$103.35	$108.90	$108.00	$113.63
NYMEX gas ($/Mcf)	$4.00	$2.28	$3.68	$2.55

			Periods Ended June 30
		Three Months		Six Months
Average Realized Prices as Percentage of
Average Index Prices	2013	2012	2013	2012
Worldwide oil as a percentage of average WTI	104%	106%	104%	106%
Worldwide oil as a percentage of average Brent	95%	91%	91%	91%
Worldwide NGLs as a percentage of average WTI	41%	45%	42%	48%
Domestic natural gas as a percentage of average
NYMEX	95%	91%	93%	97%

Oil and gas segment earnings for the three and six months ended June 30, 2013 were $2.1 billion and $4.0 billion, respectively, compared to $2.0 billion and $4.5 billion for the same periods of 2012.  The increase in oil and gas segment earnings for the three months ended June 30, 2013, compared to the same period of 2012, reflected higher domestic realized prices for oil and natural gas, lower operating costs and higher liquids volumes, partially offset by higher DD&A rates and lower Middle East/North Africa realized oil prices. The decrease for the six months ended June 30, 2013, compared to the same period of 2012, reflected lower worldwide oil and NGL prices and higher DD&A rates, partially offset by higher domestic gas prices and lower operating costs.

Approximately 60 percent of Occidental's oil production tracks world oil prices, such as Brent, and 40 percent tracks WTI. Price changes at current global prices and levels of production affect Occidental's quarterly pre-tax income by approximately $38 million for a $1.00 per barrel change in global oil prices and approximately $8 million for a $1.00 per barrel change in NGL prices. A change of $0.50 per Mcf in domestic gas prices affects quarterly pre-tax earnings by approximately $30 million. These price change sensitivities include the impact of volume changes from production-

sharing and similar contracts. If production levels change in the future, the sensitivity of Occidental's results to oil, NGL and gas prices also would change.
Oil and gas production in the second quarter of 2013 was 772,000 BOE per day, compared with 766,000 BOE per day for the same period of 2012.  The second quarter 2013 production increase resulted from 8,000 BOE per day of increased volumes from domestic operations, partially offset by lower volumes of 2,000 BOE per day from international operations. Domestic production increases were achieved in California and the Permian. The second quarter 2013 domestic production was negatively impacted by 3,000 BOE per day due to severe storms in West Texas and the effect of planned turnarounds in the Permian. Internationally, Colombian production was lower due to higher insurgent activity. The impact of full cost recovery under production-sharing and similar contracts and other adjustments reduced production by 8,000 BOE per day. Sales volumes increased from 759,000 BOE per day in the second quarter of 2012 to 764,000 BOE per day in the second quarter of 2013. Sales volumes were lower than production volumes in the second quarter of 2013 due to the timing of liftings in Middle East/North Africa and Colombia, which lowered pre-tax earnings for the second quarter by approximately $75 million.

Oil and gas production for the first six months of 2013 was 768,000 BOE per day, compared with 760,000 BOE per day for the same period of 2012. Year-over-year, Occidental's domestic production increased by approximately 3.5 percent or 16,000 BOE per day. In the second quarter of 2013, volumes were negatively impacted by severe storms in West Texas and the planned turnarounds in the Permian. International production was 8,000 BOE per day lower due to the first quarter 2013 planned maintenance turnaround in Qatar, the impact of full cost recovery at the Dolphin operations and higher insurgent activity in Colombia. Sales volumes were 755,000 BOE per day in the first six months of 2013, compared with 752,000 BOE per day for the same period in 2012. Sales volumes were lower than production volumes due to the timing of liftings mainly in Middle East/North Africa.

Oil and gas average production costs decreased from $14.99 per BOE for the total year 2012 to $13.40 per BOE and $13.66 per BOE for the three and six months ended June 30, 2013, respectively.  This decrease reflected the impact of the domestic operational efficiency initiative, where production costs were $3.26 per barrel lower in the first six months of 2013 than the full year of 2012. In particular, Occidental has taken steps that resulted in lower costs for well maintenance, workovers and surface operations, which together make up a significant portion of the operating costs. These domestic production cost reductions were partially offset by the first quarter 2013 costs of planned maintenance turnarounds in Qatar and the Dolphin operations. Taxes other than on income, which are generally related to product prices, were $2.66 per BOE for the first six months of 2013, compared to $2.39 per BOE for the total year 2012. The 2013 amount includes California greenhouse gas expense of $0.05 per BOE.

Chemical Segment

Chemical segment earnings for the three months ended June 30, 2013 were $144 million, excluding the $131 million pre-tax gain from the sale of the investment in Carbocloro, compared with $194 million for the same period of 2012. The second quarter 2013 results reflected lower caustic soda export volumes due to continued weak economic conditions in Europe and slowing demand in Asia, particularly within the pulp and paper and alumina segments; reduced alumina demand in South America; continued weak chlorinated organics pricing in export markets resulting from new organics production in Asia; and higher energy and feedstock costs.

Chemical segment earnings for the six months ended June 30, 2013 were $303 million, excluding the $131 million pre-tax gain, compared to $378 million for the same period of 2012. The 2013 results, compared to 2012, reflected higher energy and feedstock prices and continued weak export chlorinated organics pricing resulting from new organics production in Asia, partially offset by modest volume improvements across most products.

Midstream and Marketing Segment

Midstream and marketing segment earnings for the three months ended June 30, 2013 and 2012 were $48 million and $77 million, respectively.  Earnings for the second quarter of 2013, compared to the same period of 2012, reflected lower marketing and trading performance driven by commodity price movements.

Midstream and marketing segment earnings for the six months ended June 30, 2013 and 2012, were $263 million and $208 million, respectively.  Earnings for the first six months of 2013, compared to the same period of 2012, reflected improved performance in marketing and trading in the first quarter of 2013 and better results in the power generation business, offset by weaker results in the gas processing and foreign pipeline businesses.

Corporate

As previously reported, Edward Djerejian was elected Chairman of the Board of Directors on May 3, 2013, replacing Dr. Ray Irani. Dr. Irani submitted his resignation as a director, effective as of May 15, 2013 and ceased serving as an executive of Occidental. In addition, certain other employees and several consulting arrangements were terminated during the quarter. As a result of these developments and actions, Occidental recorded a $55 million pre-tax charge in the second quarter for the currently estimated costs of Dr. Irani's employment and post-employment benefits, and the termination of other employees and consulting arrangements.

Liquidity and Capital Resources

At June 30, 2013, Occidental had approximately $3.1 billion in cash on hand.  In addition, Occidental has a bank credit facility (Credit Facility) with a $2.0 billion commitment expiring in 2016.  No amounts have been drawn under this Credit Facility. Income and cash flows are largely dependent on the oil and gas segment's prices and volumes.  Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and any debt payments. Occidental, from time to time, may access and has accessed debt markets for general corporate purposes, including acquisitions.

Although net income decreased by $0.2 billion for the six months ended June 30, 2013, compared to the same period in 2012, net cash provided by operating activities increased by $0.3 billion for 2013. Compared to 2012, net income in 2013 included higher DD&A, which, as a non-cash charge, reduced net income but not cash provided by operating activities. The year-over-year changes also reflected decreases in other 2013 non-cash items, compared to 2012, mainly comprising deferred income taxes and dry hole expenses. The 2013 cash flow from operating activities included an inflow from the collection of an expected $0.4 billion tax receivable, partially offset by $0.2 billion working capital changes.

Additionally, cash flow from operations in the first six months of 2013, compared to the same period of 2012, reflected 5-percent lower average realized worldwide oil prices and 17-percent lower worldwide NGL prices, partially offset by 40-percent higher average realized domestic gas prices and lower operating costs. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $4.3 billion for the first six months of 2013, compared to $6.2 billion for the same period of 2012. Capital expenditures, net, for the first six months of 2013 were $4.2 billion, including $3.4 billion for oil and gas.  Capital expenditures for the first six months of 2012 were $5.1 billion, including $4.2 billion for oil and gas. The 2013 amount included $0.3 billion of cash received from the sale of the investment in Carbocloro, partially offset by payments of $0.2 billion for acquisitions of various interests in domestic oil and gas properties. The 2012 amount included payments of $1.1 billion for acquisitions of various interests in domestic oil and gas properties.

Occidental’s net cash used by financing activities was approximately $0.4 billion for the first six months of 2013, compared to net cash provided by financing activities of approximately $0.8 billion for the same period of 2012. The 2013 amount mainly comprised dividend payments of $517 million.  The 2012 amount included borrowings of $1.7 billion, dividend payments of $813 million and purchases of treasury stock of $152 million. The dividend payments for the first six months of 2013 were lower than the first six months of 2012 due to the accelerated payment of the fourth quarter of 2012 dividend.

As of June 30, 2013, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

Occidental expects the 2013 capital spending to be generally in line with its previous estimate of $9.6 billion and will be focused on increasing oil production and ensuring Occidental's returns remain well above its cost of capital given current prices and the cost environment. Occidental believes there is a reasonable possibility that the 2013 capital spending could be lower due to the success of the capital efficiency efforts, which have resulted in significant cost reductions.

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

As of June 30, 2013, Occidental participated in or monitored remedial activities or proceedings at 161 sites.  The following table presents Occidental’s environmental remediation reserves as of June 30, 2013, grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	33	$52
Third-party sites	76	74
Occidental-operated sites	22	121
Closed or non-operated Occidental sites	30	80
Total	161	$327

As of June 30, 2013, Occidental’s environmental reserves exceeded $10 million each at 11 of the 161 sites described above, and 114 of the sites had reserves from zero to $1 million each.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $375 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2012.

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

Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of June 30, 2013 and December 31, 2012 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

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

OPC, its subsidiaries or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of June 30, 2013, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

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

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Actual results may differ materially from the results predicted, and reported results should not be considered an indication of future performance. Factors that could cause results to differ materially include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental's specific products; higher-than-expected costs; the regulatory approval environment; not successfully completing, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; lower-than-expected production from development projects or acquisitions; exploration risks; general economic slowdowns domestically or internationally; political conditions and events; liability under environmental regulations and litigation for remedial actions; litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber attacks or insurgent activity; failure of risk management; changes in law or regulations; or changes in tax rates. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “likely” or similar expressions that convey the prospective nature of events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Material risks that may affect Occidental's results of operations and financial position appear in Part I, Item 1A “Risk Factors” of the 2012 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2013, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) — Derivative Activities and Market Risk” in the 2012 Form 10-K.

Item 4.	Controls and Procedures

Occidental's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2013.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the information in Note 7 to the consolidated condensed financial statements in Part I of this Form 10-Q and Part I, Item 3, “Legal Proceedings” in the Form 10-K for the year ended December 31, 2012.

In the second quarter, an OPC subsidiary settled a previously disclosed claim of the New Mexico Environment Department under the New Mexico Air Quality Control Act for a cash penalty of $95,000 and an agreement to spend at least $826,000 to install additional emission controls at a facility in Lea County, New Mexico.

Item 2.	Share Repurchase Activities

Occidental's share repurchase activities for the three and six months ended June 30, 2013, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

First Quarter 2013	—		$—	—
April 1 – 30, 2013	—		$—	—
May 1 – 31, 2013	239,444	(a)	$90.23	—
June 1 – 30, 2013	—		$—	—
Second Quarter 2013	239,444		$90.23	—
Total	239,444		$90.23	—	17,255,575

(a)	Purchased from the trustee of Occidental’s defined contribution savings plan; not part of publicly announced plans or programs.

Item 6.	Exhibits

3.(ii)
By-laws of Occidental, as amended through May 3, 2013 (filed as Exhibit 3.(ii) to the Current Report on Form 8-K of Occidental dated May 3, 2013 (date of earliest event reported), filed May 8, 2013, File No. 1-9210).

10.1
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated July 10, 2013 (date of earliest event reported), filed July 16, 2013, File No. 1-9210).

10.2
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms and Conditions (Equity-Based and Equity-Settled Award) (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.3
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (Performance-Based) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.4
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Return on Capital Employed Incentive Award Terms and Conditions (Equity-Based, Equity-Settled Award) (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.5
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Equity-Based, Equity-Settled Award) (filed as Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.6
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Equity-Based, Equity-Settled Award) (Americas) (filed as Exhibit 10.5 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.7
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Equity-Based, Equity-Settled Award) (MENA) (filed as Exhibit 10.6 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.8	Occidental Petroleum Corporation Acknowledgement Letter dated April 29, 2013.

10.9	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions.

10.10	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Return on Capital Employed Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award).

10.11	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award).

10.12	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award).

10.13	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms And Conditions (Cash-Based, Cash-Settled Award) (Americas).

10.14	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award) (MENA).

10.15	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Terms and Conditions (Equity-Based, Equity-Settled Award).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2013 and 2012 and for each of the five years in the period ended December 31, 2012.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	August 5, 2013	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

10.8	Occidental Petroleum Corporation Acknowledgement Letter dated April 29, 2013.

10.9	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions.

10.10	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Return on Capital Employed Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award).

10.11	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award).

10.12	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award).

10.13	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms And Conditions (Cash-Based, Cash-Settled Award) (Americas).

10.14	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award) (MENA).

10.15	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Terms and Conditions (Equity-Based, Equity-Settled Award).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2013 and 2012 and for each of the five years in the period ended December 31, 2012.

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