Form 10-Q
period 2013-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2013-10-30
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR
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

Large Accelerated Filer☑   Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2013
Common stock $.20 par value	806,059,898 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Amounts in millions)

	2013	2012

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,771	$1,592

Trade receivables, net	5,653	4,916

Inventories	1,328	1,344

Other current assets	1,186	1,640

Total current assets	11,938	9,492

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,713	1,894

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $31,844 at September 30, 2013 and $28,032 at December 31, 2012	55,027	52,064

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	759	760

TOTAL ASSETS	$69,437	$64,210

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Amounts in millions)

	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt	$600	$600

Accounts payable	5,671	4,708

Accrued liabilities	2,488	1,966

Domestic and foreign income taxes	83	16

Total current liabilities	8,842	7,290

LONG-TERM DEBT, NET	6,961	7,023

DEFERRED CREDITS AND OTHER LIABILITIES

Deferred domestic and foreign income taxes	7,048	6,039

Other	3,618	3,810

	10,666	9,849
STOCKHOLDERS' EQUITY

Common stock, at par value	178	178

Treasury stock	(5,148)	(5,091)

Additional paid-in capital	7,508	7,441

Retained earnings	40,700	37,990

Accumulated other comprehensive loss	(448)	(502)

Total equity attributable to common stock	42,790	40,016

Noncontrolling interest	178	32

Total stockholders’ equity	42,968	40,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,437	$64,210

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Amounts in millions, except per-share amounts)

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
REVENUES AND OTHER INCOME
Net sales	$6,449	$5,965	$18,283	$18,001
Interest, dividends and other income	26	26	89	65
Gain on sale of equity investment	—	—	131	—
	6,475	5,991	18,503	18,066
COSTS AND OTHER DEDUCTIONS
Cost of sales	3,214	3,176	9,531	9,186
Selling, general and administrative and other operating expenses	459	394	1,347	1,163
Taxes other than on income	186	172	568	513
Exploration expense	68	69	196	263
Interest and debt expense, net	29	36	93	94
	3,956	3,847	11,735	11,219

Income before income taxes and other items	2,519	2,144	6,768	6,847
Provision for domestic and foreign income taxes	(1,037)	(855)	(2,782)	(2,869)
Income from equity investments	106	90	288	293
Income from continuing operations	1,588	1,379	4,274	4,271
Discontinued operations, net	(5)	(4)	(14)	(9)
NET INCOME	$1,583	$1,375	$4,260	$4,262

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$1.97	$1.70	$5.30	$5.26
Discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.01)
BASIC EARNINGS PER COMMON SHARE	$1.96	$1.69	$5.28	$5.25

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$1.97	$1.70	$5.30	$5.26
Discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.01)
DILUTED EARNINGS PER COMMON SHARE	$1.96	$1.69	$5.28	$5.25

DIVIDENDS PER COMMON SHARE	$0.64	$0.54	$1.92	$1.62

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Amounts in millions)

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Net income	$1,583	$1,375	$4,260	$4,262
Other comprehensive income (loss) items:
Foreign currency translation gains (losses)	—	—	2	(8)
Reclassification to income of realized foreign currency translation losses (a)	—	—	28	—
Pension and postretirement gains (b)	9	11	27	24
Unrealized (losses) gains on derivatives (c)	—	(2)	1	10
Reclassification to income of realized gains on derivatives (d)	(1)	—	(4)	(24)
Other comprehensive income, net of tax (e)	8	9	54	2
Comprehensive income	$1,591	$1,384	$4,314	$4,264

(a)	Included in the net gain on sale of the investment in Carbocloro, a Brazilian chemical facility.

(b)	Net of tax of $(5) and $(6) for the three months ended September 30, 2013 and 2012, respectively, and $(16) and $(14) for the nine months ended September 30, 2013 and 2012.

(c)	Net of tax of zero and $1 for the three months ended September 30, 2013 and 2012, respectively, and $(1) and $(7) for the nine months ended September 30, 2013 and 2012.

(d)	Net of tax of zero for each of the three months ended September 30, 2013 and 2012, and $2 and $14 for the nine months ended September 30, 2013 and 2012, respectively.

(e)	There were no other comprehensive income (loss) items related to noncontrolling interests in 2013 and 2012.

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Amounts in millions)

	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$4,260	$4,262
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	14	9
Depreciation, depletion and amortization of assets	3,896	3,320
Deferred income tax provision	1,016	1,255
Other noncash charges to income	258	139
Gain on sale of equity investment	(131)	—
Undistributed earnings from equity investments	(40)	(14)
Dry hole expenses	115	221
Changes in operating assets and liabilities, net	445	(663)
Operating cash flow from continuing operations	9,833	8,529
Operating cash flow from discontinued operations, net of taxes	(47)	(30)
Net cash provided by operating activities	9,786	8,499
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(6,551)	(7,716)
Payments for purchases of assets and businesses	(342)	(1,164)
Sale of equity investment, net	270	—
Other, net	3	9
Net cash used by investing activities	(6,620)	(8,871)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	1,736
Payments of long-term debt	(66)	—
Proceeds from issuance of common stock	27	61
Purchases of treasury stock	(64)	(204)
Contributions from noncontrolling interest	145	—
Cash dividends paid	(1,034)	(1,252)
Other, net	5	10
Net cash (used) provided by financing activities	(987)	351
Increase (decrease) in cash and cash equivalents	2,179	(21)
Cash and cash equivalents—beginning of period	1,592	3,781
Cash and cash equivalents—end of period	$3,771	$3,760

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2013

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

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2013, and the consolidated statements of income, comprehensive income and cash flows for the three and nine months ended September 30, 2013 and 2012, as applicable. The income and cash flows for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been reclassified to conform to the 2013 presentation.

2.	Asset Acquisitions, Dispositions and Other

In October 2013, Occidental sold a portion of its equity interest in the general partner of Plains All-American Pipeline, L.P. for approximately $1.4 billion, resulting in a pre-tax gain of approximately $1.0 billion.

In October 2013, the Board of Directors authorized the pursuit of the sale of a minority interest in the Middle East/North Africa operations and the pursuit of strategic alternatives for select assets, including oil and gas interests in the Williston Basin, Hugoton Field, Piceance Basin and other Rocky Mountain assets.

In May 2013, Occidental sold its investment in Carbocloro, a Brazilian chemical facility. Occidental received net proceeds of approximately $270 million and recorded a pre-tax gain of $131 million.

Dr. Ray Irani submitted his resignation as a director, effective as of May 15, 2013, and ceased serving as an executive of Occidental. In addition, certain other employees and several consulting arrangements were terminated during the second quarter. As a result of these developments and actions, Occidental recorded a $55 million pre-tax charge in the second quarter for the estimated costs of Dr. Irani's employment and post-employment benefits, and the termination of other employees and consulting arrangements.

Occidental owns a 50% interest in BridgeTex Pipeline Company, LLC (BridgeTex), which is a variable interest entity that Occidental consolidates. This investment is not material to Occidental's financial statements. At September 30, 2013 and December 31, 2012, the BridgeTex assets and liabilities mainly comprised property, plant and equipment and cash and cash equivalents. At September 30, 2013 and December 31, 2012, BridgeTex held approximately $123 million and $50 million, respectively, of money market funds classified as cash equivalents, which approximated fair value using Level 1 inputs.

3.	Accounting and Disclosure Changes

Offsetting Assets and Liabilities -  Beginning in the quarter ended March 31, 2013, Occidental adopted new disclosure requirements relating to its derivatives in accordance with rules issued by the Financial Accounting Standards Board (FASB) in December 2011 and January 2013. These new rules require tabular disclosures of the outstanding derivatives' gross and net fair values, now including those derivatives that are subject to a master netting or similar arrangement and qualify for net presentation, but are not offset in the consolidated balance sheet.

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

Occidental paid United States federal, state and foreign income taxes for continuing operations of approximately $1.3 billion and $1.8 billion during the nine months ended September 30, 2013 and 2012, respectively. Interest paid totaled approximately $215 million and $167 million for the nine months ended September 30, 2013 and 2012, respectively.

5.	Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of September 30, 2013 and December 31, 2012 consisted of the following (in millions):

	2013	2012
Raw materials	$74	$70
Materials and supplies	647	612
Finished goods	708	763
	1,429	1,445
LIFO reserve	(101)	(101)
Total	$1,328	$1,344

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

As of September 30, 2013, Occidental participated in or monitored remedial activities or proceedings at 160 sites.  The following table presents Occidental’s environmental remediation reserves as of September 30, 2013, the current portion of which is included in accrued liabilities ($80 million) and the remainder in deferred credits and other liabilities — other ($254 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	32	$51
Third-party sites	75	91
Occidental-operated sites	22	118
Closed or non-operated Occidental sites	31	74
Total	160	$334

As of September 30, 2013, Occidental’s environmental reserves exceeded $10 million each at 10 of the 160 sites described above, and 112 of the sites had reserves from zero to $1 million each.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $375 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2012.  For management’s opinion with respect to environmental matters, refer to Note 7.

7.	Lawsuits, Claims, Commitments and Contingencies

OPC or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties or injunctive or declaratory relief.  OPC or certain of its subsidiaries also are involved in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief. Usually OPC or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing response costs with other financially sound companies.  Further, some lawsuits, claims and legal proceedings involve acquired or disposed assets with respect to which a third party or Occidental retains liability or indemnifies the other party for conditions that existed prior to the transaction.

Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters.  Reserve balances for other matters as of September 30, 2013 and December 31, 2012 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

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

OPC, its subsidiaries or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of September 30, 2013, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8.	Retirement and Postretirement Benefit Plans

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and nine months ended September 30, 2013 and 2012 (in millions):

Three months ended September 30	2013		2012
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$3	$8	$3	$6
Interest cost	6	11	6	10
Expected return on plan assets	(7)	—	(7)	—
Amortization of prior service cost	—	—	1	—
Recognized actuarial loss	10	9	4	10
Total	$12	$28	$7	$26

Nine months ended September 30	2013		2012
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$10	$22	$9	$19
Interest cost	19	32	20	32
Expected return on plan assets	(23)	—	(23)	—
Amortization of prior service cost	—	—	1	—
Recognized actuarial loss	18	29	14	27
Total	$24	$83	$21	$78

Occidental contributed approximately $1 million in each of the three-month periods ended September 30, 2013 and 2012, and approximately $3 million and $4 million in the nine-month periods ended September 30, 2013 and 2012, respectively, to its defined benefit pension plans.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of September 30, 2013 and December 31, 2012 (in millions):

	Fair Value Measurements at
	September 30, 2013 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Commodity derivatives	$551	$314	$—	$(750)		$115
Liabilities:
Commodity derivatives	$524	$344	$—	$(784)		$84

	Fair Value Measurements at
	December 31, 2012 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Commodity derivatives	$107	$312	$—	$(301)		$118
Liabilities:
Commodity derivatives	$99	$398	$—	$(371)		$126

(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values — Nonrecurring
During the three and nine months ended September 30, 2013 and 2012, Occidental did not have assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments
The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities.  The estimated fair values of Occidental’s debt as of September 30, 2013 and December 31, 2012 were approximately $7.7 billion and $8.2 billion, respectively, and its carrying value at each date was $7.6 billion. Occidental classifies its debt as Level 1.

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

Occidental’s marketing and trading operations store natural gas purchased from third parties at Occidental’s North American leased storage facilities.  Derivative instruments are used to fix margins on the future sales of the stored volumes through March 31, 2014.  As of September 30, 2013 and December 31, 2012, Occidental had approximately 16 billion cubic feet and 20 billion cubic feet of natural gas held in storage, respectively.  As of September 30, 2013 and December 31, 2012, Occidental had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 18 billion cubic feet and 20 billion cubic feet of natural gas, respectively.

The following table presents the after-tax gains and losses recognized in, and reclassified to income from, Accumulated Other Comprehensive Income (AOCI) for derivative instruments classified as cash-flow hedges for the three and nine months ended September 30, 2013 and 2012 (in millions):

		Periods ended September 30
	Three Months			Nine Months
	2013	2012	2013	2012
Beginning Balance — AOCI	$(9)	$(11)	$(7)	$1
Unrealized (losses) gains recognized in AOCI	—	(2)	1	10
Gains reclassified to income	(1)	—	(4)	(24)
Ending Balance — AOCI	$(10)	$(13)	$(10)	$(13)

Occidental expects to reclassify an insignificant amount, based on the valuation as of September 30, 2013, of net after-tax derivative losses from AOCI into income during the next 12 months. The gains and losses reclassified to income were recognized in net sales, and the amount of the ineffective portion of cash-flow hedges was immaterial for the three and nine months ended September 30, 2013 and 2012.

Derivatives Not Designated as Hedging Instruments
The following table summarizes Occidental’s net volumes of outstanding commodity derivatives contracts not designated as hedging instruments, including both financial and physical derivative contracts as of September 30, 2013 and December 31, 2012.

	Net Outstanding Position
	Long / (Short)
Commodity	2013	2012
Oil (million barrels)	(15)	(4)
Natural gas (billion cubic feet)	(47)	(170)
Precious metals (million troy ounces)	1	1

The volumes in the table above exclude contracts tied to index prices, for which the fair value, if any, is minimal at any point in time. These contracts do not expose Occidental to price risk because the contract prices fluctuate with index prices.

In addition, Occidental typically has certain other commodity trading contracts, such as agricultural products, power and other metals, as well as foreign exchange contracts.  These contracts were not material to Occidental as of September 30, 2013 and December 31, 2012.

Occidental fulfills its short positions through its own production or by third-party purchase contracts. Subsequent to September 30, 2013, Occidental entered into purchase contracts for a substantial portion of the outstanding positions at quarter-end and has production capacity and the ability to enter into additional purchase contracts sufficient to satisfy the remaining positions.

Approximately $56 million and $78 million of net gains from derivatives not designated as hedging instruments were recognized in net sales for the three months ended September 30, 2013 and 2012, respectively.   Approximately $41 million and $42 million of net gains from derivatives not designated as hedging instruments were recognized in net sales for the nine months ended September 30, 2013 and 2012, respectively.

Fair Value of Derivatives
The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of September 30, 2013 and December 31, 2012 (in millions):

	Asset Derivatives		Liability Derivatives
September 30, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$4	Accrued liabilities	$1
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	—
		4		1
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	841	Accrued liabilities	850
	Long-term receivables and other assets, net	20	Deferred credits and other liabilities	17
		861		867
Total gross fair value		865		868
Less: counterparty netting and cash collateral (b) (d)		(750)		(784)
Total net fair value of derivatives		$115		$84

	Asset Derivatives		Liability Derivatives
December 31, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$11	Accrued liabilities	$1
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	1
		11		2
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	386	Accrued liabilities	479
	Long-term receivables and other assets, net	22	Deferred credits and other liabilities	16
		408		495
Total gross fair value		419		497
Less: counterparty netting and cash collateral (c) (d)		(301)		(371)
Total net fair value of derivatives		$118		$126

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and qualify for net presentation in the consolidated balance sheet.

(b)	As of September 30, 2013, collateral received of $13 million has been netted against derivative assets and collateral paid of $47 million has been netted against derivative liabilities.

(c)	As of December 31, 2012, collateral received of $25 million has been netted against derivative assets and collateral paid of $95 million has been netted against derivative liabilities.

(d)
Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $85 million and $116 million deposited by Occidental has not been reflected in these derivative fair value tables, but is included in the other current assets balance as of September 30, 2013 and December 31, 2012, respectively.

See Note 9 for fair value measurement disclosures on derivatives.

Credit Risk
A substantial portion of Occidental’s derivative transaction volume is executed through exchange-traded contracts, which are subject to minimal credit risk as a significant portion of these transactions is settled on a daily margin basis with select clearinghouses and brokers.  Occidental executes the rest of its derivative transactions in the OTC market.  Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments.  Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, by entering into master netting arrangements with counterparties and by requiring collateral, as appropriate.  Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary.

Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of September 30, 2013 and December 31, 2012, Occidental had a liability of $19 million and $34 million, respectively, net of collateral posted of $28 million and $64 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of September 30, 2013 and December 31, 2012.

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

The following tables present Occidental’s industry segment and corporate disclosures (in millions):

			Midstream	Corporate
			and	and
	Oil and Gas	Chemical	Marketing	Eliminations		Total

Three months ended
September 30, 2013

Net sales	$5,018	$1,200	$442	$(211)		$6,449

Pretax operating profit (loss)	$2,363	$181	$212	$(131)	(a)	$2,625
Income taxes	—	—	—	(1,037)	(b)	(1,037)
Discontinued operations, net	—	—	—	(5)		(5)
Net income (loss)	$2,363	$181	$212	$(1,173)		$1,583

Three months ended
September 30, 2012

Net sales	$4,635	$1,119	$389	$(178)		$5,965

Pretax operating profit (loss)	$2,026	$162	$156	$(110)	(a)	$2,234
Income taxes	—	—	—	(855)	(b)	(855)
Discontinued operations, net	—	—	—	(4)		(4)
Net income (loss)	$2,026	$162	$156	$(969)		$1,375

				Midstream	Corporate
				and	and
	Oil and Gas	Chemical		Marketing	Eliminations		Total

Nine months ended
September 30, 2013

Net sales	$14,179	$3,562		$1,164	$(622)		$18,283

Pretax operating profit (loss)	$6,383	$615	(c)	$475	$(417)	(a)	$7,056
Income taxes	—	—		—	(2,782)	(b)	(2,782)
Discontinued operations, net	—	—		—	(14)		(14)
Net income (loss)	$6,383	$615		$475	$(3,213)		$4,260

Nine months ended
September 30, 2012

Net sales	$14,032	$3,439		$1,044	$(514)		$18,001

Pretax operating profit (loss)	$6,573	$540		$364	$(337)	(a)	$7,140
Income taxes	—	—		—	(2,869)	(b)	(2,869)
Discontinued operations, net	—	—		—	(9)		(9)
Net income (loss)	$6,573	$540		$364	$(3,215)		$4,262

(a)
Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items. The nine-month period ended September 30, 2013 includes a $55 million pre-tax charge for the estimated cost related to employment and post-employment benefits for Occidental's former Executive Chairman and termination of certain other employees and consulting arrangements.

(b)	Includes all foreign and domestic income taxes from continuing operations.

(c)	The nine-month period ended September 30, 2013 includes a $131 million pre-tax gain for the sale of an investment in Carbocloro, a Brazilian chemical facility.

12.	Earnings Per Share

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2013 and 2012:

	Periods ended September 30
	Three months			Nine months
(in millions, except per-share amounts)	2013	2012	2013	2012

Basic EPS

Income from continuing operations	$1,588	$1,379	$4,274	$4,271
Discontinued operations, net	(5)	(4)	(14)	(9)
Net income	1,583	1,375	4,260	4,262
Less: Net income allocated to participating securities	(4)	(3)	(9)	(8)
Net income, net of participating securities	$1,579	$1,372	$4,251	$4,254

Weighted average number of basic shares	805.1	809.7	804.8	810.1

Basic EPS	$1.96	$1.69	$5.28	$5.25

Diluted EPS

Net income, net of participating securities	$1,579	$1,372	$4,251	$4,254
Weighted average number of basic shares	805.1	809.7	804.8	810.1
Dilutive effect of potentially dilutive securities	0.6	0.7	0.6	0.7
Total diluted weighted average common shares	805.7	810.4	805.4	810.8

Diluted EPS	$1.96	$1.69	$5.28	$5.25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

In this report, “Occidental” means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental reported net income of $1.6 billion for the third quarter of 2013 on net sales of $6.4 billion, compared to net income of $1.4 billion on net sales of $6.0 billion for the same period of 2012.  Diluted earnings per share (EPS) were $1.96 and $1.69 for the third quarters of 2013 and 2012, respectively.  Occidental reported net income of $4.3 billion for the first nine months of 2013 on net sales of $18.3 billion, compared to net income of $4.3 billion on net sales of $18.0 billion for the same period of 2012.  Diluted EPS were $5.28 for the nine months of 2013, compared to $5.25 for the same period of 2012.

Net income for the three months ended September 30, 2013, compared to the same period of 2012, reflected higher domestic realized prices for oil and natural gas, lower oil and gas segment operating costs and higher domestic liquids volumes, partially offset by higher oil and gas segment depreciation, depletion and amortization (DD&A) rates and lower Middle East/North Africa crude oil volumes. Net income for the nine months ended September 30, 2013, compared to the same period of 2012, reflected higher domestic realized prices for oil and natural gas, lower oil and gas segment operating costs and higher domestic liquids volumes, mainly offset by higher oil and gas segment DD&A rates, lower domestic NGL prices, lower Middle East/North Africa oil prices and volumes and higher energy and feedstock costs for the chemical segment.

Income for the nine months ended September 30, 2013 included an after-tax gain of $85 million from the sale of Occidental's investment in Carbocloro, a Brazilian chemical facility, and a $34 million after-tax charge for the estimated cost related to employment and post-employment benefits for Occidental's former Executive Chairman and termination of certain other employees and consulting arrangements.

Selected Income Statement Items

Net sales for the three months ended September 30, 2013, of $6.4 billion, compared to $6.0 billion for the same period of 2012, reflected higher domestic realized prices for oil and natural gas and higher domestic liquids volumes, partially offset by lower Middle East/North Africa crude oil volumes. Net sales for the nine months ended September 30, 2013, of $18.3 billion, compared to $18.0 billion for the same period of 2012, reflected higher domestic realized prices for oil and natural gas and higher liquids volumes, partially offset by lower domestic NGL prices, and lower Middle East/North Africa oil prices and volumes.

Cost of sales for the three and nine months ended September 30, 2013, compared to the same periods in 2012, reflected higher oil and gas segment DD&A rates, partially offset by lower oil and gas segment operating costs. Selling, general and administrative and other operating expenses (SG&A) for the three and nine months ended September 30, 2013, compared to the same periods in the prior year, reflected higher employee-related expenses, particularly in the third quarter, in part due to Occidental's improved stock price. Nine-month SG&A for 2013 also included the estimated cost related to employment and post-employment benefits for Occidental's former Executive Chairman and termination of certain other employees and consulting arrangements.
The increase in the provision for domestic and foreign income taxes for the three months ended September 30, 2013, compared to the same period of 2012, was due to higher pre-tax income in 2013 and a higher effective rate. The decrease in the provision for domestic and foreign income taxes for the nine months ended September 30, 2013, compared to the same period of 2012, was due to lower pre-tax income in 2013 and a lower effective rate, which included a benefit resulting from the relinquishment of an international exploration block.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the changes in cash and cash equivalents.

The increase in trade receivables, net, reflected higher oil prices and marketing and trading volumes and the timing of settlements, partially offset by lower international crude oil lifting volumes in the third quarter of 2013, compared to the fourth quarter of 2012. The decrease in other current assets was mainly due to the collection of an expected tax receivable during the second quarter of 2013. The decrease in investments in unconsolidated entities was mainly due to the sale of Occidental’s investment in Carbocloro and to cash dividends received in excess of income. The increase in property, plant and equipment, net, reflected capital expenditures of $6.4 billion, after $145 million of contributions from a non-controlling interest, partially offset by DD&A.
The increase in accounts payable reflected higher oil prices and marketing and trading volumes during the third quarter of 2013, compared to the fourth quarter of 2012, and the timing of payments at year-end 2012 compared to the end of the third quarter of 2013. The increase in accrued liabilities was due to the accelerated payout of the fourth quarter 2012 dividend during 2012, resulting in a lower year-end balance. The September 30, 2013 balance included the accrual of the third quarter 2013 dividend to be paid in the fourth quarter. The increase in deferred domestic and foreign income taxes was mainly due to the accelerated tax depreciation of the capital expenditures in the first nine months of 2013. The increase in stockholders’ equity reflected net income for the first nine months of 2013, partially offset by dividends and stock purchases.
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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and nine months ended September 30, 2013 and 2012 (in millions):

			Periods ended September 30
		Three Months		Nine Months
	2013	2012	2013	2012

Net Sales (a)
Oil and Gas	$5,018	$4,635	$14,179	$14,032
Chemical	1,200	1,119	3,562	3,439
Midstream and Marketing	442	389	1,164	1,044
Eliminations	(211)	(178)	(622)	(514)

	$6,449	$5,965	$18,283	$18,001
Segment Earnings (b)
Oil and Gas	$2,363	$2,026	$6,383	$6,573
Chemical	181	162	615	540
Midstream and Marketing	212	156	475	364
	2,756	2,344	7,473	7,477

Unallocated Corporate Items (b)
Interest expense, net	(28)	(34)	(87)	(87)
Income taxes	(1,037)	(855)	(2,782)	(2,869)
Other expense, net	(103)	(76)	(330)	(250)

Income from continuing operations	1,588	1,379	4,274	4,271
Discontinued operations, net	(5)	(4)	(14)	(9)

Net income	$1,583	$1,375	$4,260	$4,262

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

(b)	Refer to “Significant Transactions and Events Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream and Marketing Segment” and "Corporate" discussions that follow.

Significant Transactions and Events Affecting Earnings

The following table sets forth, for the three and nine months ended September 30, 2013 and 2012, significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

		Periods Ended September 30
		Three Months		Nine Months
	2013	2012	2013	2012

Oil & Gas
No significant items affecting earnings	$—	$—	$—	$—
Total Oil and Gas	$—	$—	$—	$—

Chemical
Carbocloro sale gain	$—	$—	$131	$—
Total Chemical	$—	$—	$131	$—

Midstream and Marketing
No significant items affecting earnings	$—	$—	$—	$—
Total Midstream and Marketing	$—	$—	$—	$—

Corporate
Charge for former executives and consultants	$—	$—	$(55)	$—
Tax effect of pre-tax adjustments	—	—	(25)	—
Discontinued operations, net*	(5)	(4)	(14)	(9)
Total Corporate	$(5)	$(4)	$(94)	$(9)

Total	$(5)	$(4)	$37	$(9)
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and nine months ended September 30, 2013 and 2012 ($ in millions):

		Periods ended September 30
		Three Months		Nine Months
	2013	2012	2013		2012

Oil & Gas earnings	$2,363	$2,026	$6,383		$6,573
Chemical earnings	181	162	615		540
Midstream and Marketing earnings	212	156	475		364
Unallocated corporate items	(131)	(110)	(417)		(337)
Pre-tax income	2,625	2,234	7,056		7,140

Income tax expense
Federal and state	461	286	1,085		986
Foreign	576	569	1,697		1,883
Total	1,037	855	2,782		2,869

Income from continuing operations	$1,588	$1,379	$4,274		$4,271

Worldwide effective tax rate	40%	38%	39%	(a)	40%

(a)	Includes the benefit from the relinquishment of an international exploration block during the first quarter of 2013.

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three and nine months ended September 30, 2013 and 2012.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

		Periods Ended September 30
		Three Months		Nine Months
Production per Day	2013	2012	2013	2012

Oil (MBBL)
United States	267	260	264	251
Middle East/North Africa	180	183	182	185
Latin America	30	30	29	28

NGLs (MBBL)
United States	79	74	78	73
Middle East/North Africa	7	8	7	9

Natural Gas (MMCF)
United States	781	812	799	828
Middle East/North Africa	431	441	432	457
Latin America	12	12	13	13

Total production (MBOE) (a)	767	766	767	762

Sales Volumes per Day

Oil (MBBL)
United States	267	259	264	251
Middle East/North Africa	178	184	172	180
Latin America	30	30	29	28

NGLs (MBBL)
United States	79	74	78	73
Middle East/North Africa	7	8	7	9

Natural Gas (MMCF)
United States	781	807	800	825
Middle East/North Africa	431	441	432	457
Latin America	12	12	13	13

Total sales volumes (MBOE) (a)	765	765	758	757
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.  MBOE represents thousand barrels of oil equivalent.

(a)
Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a BOE basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, for the nine months ended September 30, 2013, the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $98.14 per barrel and $3.66 per Mcf, respectively, resulting in an oil to gas ratio of over 26.

The following tables present information about Occidental's average realized prices and index prices for the three and nine months ended September 30, 2013 and 2012:

			Periods Ended September 30
		Three Months		Nine Months
Average Realized Prices	2013	2012	2013	2012
Oil ($/BBL)
United States	$104.30	$91.97	$97.07	$95.83
Middle East/North Africa	$103.12	$103.46	$103.96	$109.22
Latin America	$105.64	$95.04	$104.13	$98.50
Total Worldwide	$103.95	$96.62	$100.04	$101.20

NGLs ($/BBL)
United States	$41.36	$41.66	$40.56	$46.60
Middle East/North Africa	$31.67	$30.89	$32.31	$33.61
Total Worldwide	$40.53	$40.65	$39.87	$45.21

Natural Gas ($/MCF)
United States	$3.27	$2.48	$3.39	$2.47
Latin America	$11.17	$12.13	$11.36	$11.93
Total Worldwide	$2.48	$1.97	$2.56	$1.97

			Periods Ended September 30
		Three Months		Nine Months
Average Index Prices	2013	2012	2013	2012
WTI oil ($/BBL)	$105.83	$92.22	$98.14	$96.21
Brent oil ($/BBL)	$109.71	$109.48	$108.57	$112.24
NYMEX gas ($/MCF)	$3.62	$2.76	$3.66	$2.62

			Periods Ended September 30
		Three Months		Nine Months
Average Realized Prices as Percentage of
Average Index Prices	2013	2012	2013	2012
Worldwide oil as a percentage of average WTI	98%	105%	102%	105%
Worldwide oil as a percentage of average Brent	95%	88%	92%	90%
Worldwide NGLs as a percentage of average WTI	38%	44%	41%	47%
Domestic natural gas as a percentage of average
NYMEX	90%	90%	92%	94%

Oil and gas segment earnings for the three and nine months ended September 30, 2013 were $2.4 billion and $6.4 billion, respectively, compared to $2.0 billion and $6.6 billion for the same periods of 2012.  The increase in oil and gas segment earnings for the three months ended September 30, 2013, compared to the same period of 2012, reflected higher domestic oil and natural gas realized prices, lower operating costs and higher domestic liquids volumes, partially offset by higher DD&A rates and lower Middle East/North Africa crude oil volumes. The decrease for the nine months ended September 30, 2013, compared to the same period of 2012, reflected higher DD&A rates, lower domestic NGL prices and lower Middle East/North Africa oil volumes and prices, partially offset by higher domestic oil and natural gas prices, lower operating costs and higher domestic liquids volumes.

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
Oil and gas production in the third quarter of 2013 was 767,000 BOE per day, compared with 766,000 BOE per day for the same period of 2012.  The third quarter 2013 production increase resulted from 7,000 BOE per day of increased volumes from domestic operations, partially offset by lower Middle East/North Africa production resulting from lower cost recovery barrels mainly under the Oman production-sharing contracts. Sales volumes were 765,000 BOE per day in the third quarter of 2013 and 2012. Sales volumes were lower than production volumes in the third quarter of 2013 due to the timing of liftings in international operations.

Oil and gas production for the first nine months of 2013 was 767,000 BOE per day, compared with 762,000 BOE per day for the same period of 2012. Year-over-year, Occidental's domestic production increased by approximately 13,000 BOE per day. International production was 8,000 BOE per day lower, mainly due to lower cost recovery barrels under the Dolphin and Oman production-sharing contracts. Sales volumes were 758,000 BOE per day in the first nine months of 2013, compared with 757,000 BOE per day for the same period in 2012. Sales volumes were lower than production volumes due to the timing of liftings, mainly in the Middle East/North Africa.

Oil and gas average production costs decreased from $14.99 per BOE for the total year 2012 to $13.60 per BOE and $13.64 per BOE for the three and nine months ended September 30, 2013, respectively.  This decrease reflected the impact of the domestic operational efficiency initiative, where production costs were $3.10 per barrel lower in the first nine months of 2013 than the full year of 2012. In particular, Occidental has taken steps that resulted in lower costs for well maintenance, workovers and surface operations, which together make up a significant portion of the operating costs. The nine-month domestic production cost reductions were partially offset by the first quarter 2013 costs of planned maintenance turnarounds in Qatar, including the Dolphin operations. Taxes other than on income, which are generally related to product prices, were $2.61 per BOE for the first nine months of 2013, compared to $2.39 per BOE for the total year 2012. Oil and gas costs in 2013 included California greenhouse gas expense of $0.12 per BOE.

In October 2013, the Board of Directors authorized the pursuit of the sale of a minority interest in the Middle East/North Africa operations and the pursuit of strategic alternatives for select assets, including oil and gas interests in the Williston Basin, Hugoton Field, Piceance Basin and other Rocky Mountain assets.

Chemical Segment

Chemical segment earnings for the three months ended September 30, 2013 were $181 million, compared to $162 million for the same period of 2012. The improvement in the third quarter 2013 results was primarily due to higher margins in polyvinyl chloride (PVC) and vinyl chloride monomer (VCM).

Chemical segment earnings for the nine months ended September 30, 2013 were $484 million, excluding the $131 million pre-tax gain from the second quarter 2013 sale of the investment in Carbocloro, compared to $540 million for the same period of 2012. The lower 2013 earnings primarily resulted from higher energy and ethylene costs, which more than offset higher volumes and prices in chlor-alkali and vinyls.

Midstream and Marketing Segment

Midstream and marketing segment earnings for the three months ended September 30, 2013 and 2012 were $212 million and $156 million, respectively.  The increase in earnings reflected improved marketing and trading performance and better results in the pipeline, gas processing and power generation businesses.

Midstream and marketing segment earnings for the nine months ended September 30, 2013 and 2012 were $475 million and $364 million, respectively.  The increase in earnings reflected improved marketing and trading performance and better results in the power generation and gas processing businesses.

In October 2013, Occidental sold a portion of its equity interest in the general partner of Plains All-American Pipeline, L.P. for approximately $1.4 billion, resulting in a pre-tax gain of approximately $1.0 billion.

Corporate

Dr. Ray Irani submitted his resignation as a director, effective as of May 15, 2013, and ceased serving as an executive of Occidental. In addition, certain other employees and several consulting arrangements were terminated during the quarter. As a result of these developments and actions, Occidental recorded a $55 million pre-tax charge in the second quarter for the estimated costs of Dr. Irani's employment and post-employment benefits, and the termination of other employees and consulting arrangements.

Liquidity and Capital Resources

At September 30, 2013, Occidental had approximately $3.8 billion in cash on hand.  In addition, Occidental has a bank credit facility (Credit Facility) with a $2.0 billion commitment expiring in 2016.  No amounts have been drawn under this Credit Facility. Income and cash flows are largely dependent on the oil and gas segment's prices and volumes.  Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and any debt payments. Occidental, from time to time, may access and has accessed debt markets for general corporate purposes, including acquisitions.

Although net income was unchanged at $4.3 billion for each of the nine month periods ended September 30, 2013 and 2012, net cash provided by operating activities increased by $1.3 billion for 2013, compared to 2012. Changes in working capital provided about $1.1 billion of this increase with a $445 million positive contribution in 2013 compared to a $663 million cash use in 2012. The 2013 amount included the collection of an expected $380 million tax refund. Compared to 2012, net income in 2013 also included higher DD&A, which, as a non-cash charge, reduced net income but not cash provided by operating activities. These items were partially offset by decreases in other 2013 non-cash charges, compared to 2012, mainly comprising deferred income taxes and dry hole expenses.

Additionally, cash flow from operations in the first nine months of 2013, compared to the same period of 2012, reflected lower operating costs, higher domestic liquids volumes, 37-percent higher average domestic gas prices, net of the impact of the higher energy costs for the chemical segment and 1-percent higher domestic oil prices, partially offset by lower Middle East/North Africa oil prices and volumes and lower average domestic NGL prices. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $6.6 billion for the first nine months of 2013, compared to $8.9 billion for the same period of 2012. Capital expenditures for the first nine months of 2013, after $145 million in contributions from a non-controlling interest, were $6.4 billion, of which $5.1 billion was for oil and gas.  Capital expenditures for the first nine months of 2012 were $7.7 billion, including $6.3 billion for oil and gas. The 2013 investing cash flows included $0.3 billion of cash received from the sale of the investment in Carbocloro and payments of $0.3 billion for acquisitions of various interests in domestic oil and gas properties. The 2012 amount included payments of $1.2 billion for acquisitions of various interests in domestic oil and gas properties.

Occidental’s net cash used by financing activities was approximately $1.0 billion for the first nine months of 2013, compared to net cash provided by financing activities of approximately $0.4 billion for the same period of 2012. The 2013 amount mainly comprised dividend payments of $1.0 billion, payments of $66 million to retire long-term debt, purchases of treasury stock of $64 million and $145 million of contributions received from a noncontrolling interest.  The 2012 amount included borrowings of $1.7 billion, dividend payments of $1.3 billion and purchases of treasury stock of $200 million. The dividend payments for the first nine months of 2013 were lower than the first nine months of 2012 due to the accelerated payment for the fourth quarter of 2012.

As of September 30, 2013, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

Occidental expects the 2013 capital spending to be approximately $9.0 billion. This amount is approximately $600 million lower than previous estimates of our 2013 capital program and includes approximately $200 million from achieving better-than-planned efficiencies in the oil and gas program particularly in drilling costs, $200 million primarily from the deferral of certain oil and gas facilities spending and midstream projects to 2014 and $100 million from lower-than-planned spending in Iraq.

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

As of September 30, 2013, Occidental participated in or monitored remedial activities or proceedings at 160 sites.  The following table presents Occidental’s environmental remediation reserves as of September 30, 2013, grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	32	$51
Third-party sites	75	91
Occidental-operated sites	22	118
Closed or non-operated Occidental sites	31	74
Total	160	$334

As of September 30, 2013, Occidental’s environmental reserves exceeded $10 million each at 10 of the 160 sites described above, and 112 of the sites had reserves from zero to $1 million each.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $375 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2012.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2012, for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Contingencies

OPC or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties or injunctive or declaratory relief.  OPC or certain of its subsidiaries also are involved in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief. Usually OPC or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing response costs with other financially sound companies.  Further, some lawsuits, claims and legal proceedings involve acquired or disposed assets with respect to which a third party or Occidental retains liability or indemnifies the other party for conditions that existed prior to the transaction.

Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of September 30, 2013 and December 31, 2012 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

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

OPC, its subsidiaries or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of September 30, 2013, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

Recently Adopted Accounting and Disclosure Changes

Offsetting Assets and Liabilities -  Beginning in the quarter ended March 31, 2013, Occidental adopted new disclosure requirements relating to its derivatives in accordance with rules issued by the Financial Accounting Standards Board (FASB) in December 2011 and January 2013. These new rules require tabular disclosures of the outstanding derivatives' gross and net fair values, now including those derivatives that are subject to a master netting or similar arrangement and qualify for net presentation, but are not offset in the consolidated balance sheet.

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

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. Factors that could cause results to differ include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental's products; higher-than-expected costs; the regulatory approval environment; reorganization or restructuring of Occidental's operations; not successfully completing, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; lower-than-expected production from development projects or acquisitions; exploration risks; general economic slowdowns domestically or internationally; political conditions and events; liability under environmental regulations and litigation for remedial actions; litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber attacks or insurgent activity; failure of risk management; changes in law or regulations; or changes in tax rates. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “likely” or similar expressions that convey the prospective nature of events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Material risks that may affect Occidental's results of operations and financial position appear in Part I, Item 1A “Risk Factors” of the 2012 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2013, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) — Derivative Activities and Market Risk” in the 2012 Form 10-K.

Item 4.	Controls and Procedures

Occidental's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2013.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 7 to the consolidated condensed financial statements in Part I of this Form 10-Q, Part II, Item 1, "Legal Proceedings" in the Form 10-Q for the quarter ended June 30, 2013, and Part I, Item 3, “Legal Proceedings” in the Form 10-K for the year ended December 31, 2012.

The California Air Resources Board asserted a claim dated July 23, 2013 against an OPC subsidiary regarding reporting and emissions from four pieces of equipment at its facility in Long Beach, California. The subsidiary is evaluating the claim.

Item 2.	Share Repurchase Activities

Occidental's share repurchase activities for the three and nine months ended September 30, 2013, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

First Quarter 2013	—		$—	—
Second Quarter 2013	239,444	(a)	$90.23	—
July 1 – 31, 2013	—		$—	—
August 1 – 31, 2013	360,000		$87.01	360,000
September 1 – 30, 2013	50,000		$89.22	50,000
Third Quarter 2013	410,000		$87.28	410,000
Total	649,444		$88.37	410,000	16,845,575

(a)	Purchased from the trustee of Occidental’s defined contribution savings plan; not part of publicly announced plans or programs.

Item 6.	Exhibits

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2013 and 2012, and for each of the five years in the period ended December 31, 2012.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	October 30, 2013	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2013 and 2012, and for each of the five years in the period ended December 31, 2012.

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