Form 10-Q
period 2014-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2014-05-05
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR
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

Large Accelerated Filer☑   Accelerated Filer☐   Non-Accelerated Filer☐   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common stock $.20 par value	785,614,144 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Amounts in millions)

	2014	2013

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,332	$3,393

Trade receivables, net	5,233	5,674

Inventories	1,308	1,200

Assets held for sale	825	—

Other current assets	1,201	1,056

Total current assets	10,899	11,323

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,511	1,459

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $33,746 at March 31, 2014 and $33,231 at December 31, 2013	56,044	55,821

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	821	840

TOTAL ASSETS	$69,275	$69,443

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Amounts in millions)

	2014	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$5,423	$5,520

Accrued liabilities	2,346	2,556

Domestic and foreign income taxes	326	358

Liabilities of assets held for sale	95	—

Total current liabilities	8,190	8,434

LONG-TERM DEBT, NET	6,877	6,939

DEFERRED CREDITS AND OTHER LIABILITIES

Deferred domestic and foreign income taxes	7,398	7,197

Other	3,441	3,501

	10,839	10,698
STOCKHOLDERS' EQUITY

Common stock, at par value	178	178

Treasury stock	(7,079)	(6,095)

Additional paid-in capital	7,543	7,515

Retained earnings	42,652	41,831

Accumulated other comprehensive loss	(296)	(303)

Total equity attributable to common stock	42,998	43,126

Noncontrolling interest	371	246

Total stockholders’ equity	43,369	43,372

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,275	$69,443

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Amounts in millions, except per-share amounts)

	2014	2013
REVENUES AND OTHER INCOME
Net sales	$6,088	$5,872
Interest, dividends and other income	30	35
	6,118	5,907
COSTS AND OTHER DEDUCTIONS
Cost of sales	3,198	3,137
Selling, general and administrative and other operating expenses	388	393
Taxes other than on income	203	186
Exploration expense	55	50
Interest and debt expense, net	20	34
	3,864	3,800

Income before income taxes and other items	2,254	2,107
Provision for domestic and foreign income taxes	(932)	(844)
Income from equity investments	67	96
Income from continuing operations	1,389	1,359
Discontinued operations, net	3	(4)
Net income	1,392	1,355
Less: Net income attributable to noncontrolling interest	(2)	—
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$1,390	$1,355

BASIC EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$1.75	$1.69
Discontinued operations, net	—	(0.01)
BASIC EARNINGS PER COMMON SHARE	$1.75	$1.68

DILUTED EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$1.75	$1.69
Discontinued operations, net	—	(0.01)
DILUTED EARNINGS PER COMMON SHARE	$1.75	$1.68

DIVIDENDS PER COMMON SHARE	$0.72	$0.64

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Amounts in millions)

	2014	2013
Net income attributable to common stock	$1,390	$1,355
Other comprehensive income items:
Foreign currency translation gains	—	1
Pension and postretirement gains (a)	4	9
Unrealized losses on derivatives (b)	(5)	(6)
Reclassification to income of realized losses (gains) on derivatives (c)	8	(4)
Other comprehensive income, net of tax (d)	7	—
Comprehensive income attributable to common stock	$1,397	$1,355

(a)	Net of tax of $(3) and $(5) for the three months ended March 31, 2014 and 2013, respectively.

(b)	Net of tax of $3 for each of the three month periods ended March 31, 2014 and 2013.

(c)	Net of tax of $(4) and $3 for the three months ended March 31, 2014 and 2013, respectively.

(d)	There were no other comprehensive income (loss) items related to noncontrolling interests in 2014 and 2013.

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Amounts in millions)

	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,392	$1,355
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(3)	4
Depreciation, depletion and amortization of assets	1,266	1,259
Deferred income tax provision	198	274
Other noncash charges to income	56	54
Net distributions from equity investments	3	(22)
Dry hole expenses	34	25
Changes in operating assets and liabilities, net	(242)	(228)
Operating cash flow from continuing operations	2,704	2,721
Operating cash flow from discontinued operations, net of taxes	(7)	(9)
Net cash provided by operating activities	2,697	2,712
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(2,269)	(2,070)
Payments for purchases of assets and businesses	(7)	(94)
Other, net	(97)	(31)
Net cash used by investing activities	(2,373)	(2,195)
CASH FLOW FROM FINANCING ACTIVITIES
Purchases of long-term debt	(61)	—
Proceeds from issuance of common stock	13	10
Purchases of treasury stock	(946)	(6)
Cash dividends paid	(514)	—
Contributions from noncontrolling interest	123	26
Other, net	—	1
Net cash (used) provided by financing activities	(1,385)	31
(Decrease) increase in cash and cash equivalents	(1,061)	548
Cash and cash equivalents—beginning of period	3,393	1,592
Cash and cash equivalents—end of period	$2,332	$2,140

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2014

1.	General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries).  Occidental has made its disclosures in accordance with United States generally accepted accounting principles as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2014, and the consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013, as applicable. The income and cash flows for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been reclassified to conform to the 2014 presentation.

2.	Asset Acquisitions, Dispositions and Other

In February 2014, Occidental entered into an agreement to sell its Hugoton Field operations in Kansas, Oklahoma and Colorado for $1.4 billion. The transaction was completed in April 2014, resulting in pre-tax proceeds of $1.3 billion, after taking into account purchase price adjustments. Occidental will record a gain on the sale in the second quarter of 2014. During the first quarter of 2014, the assets and liabilities related to these operations were classified as held for sale. As of March 31, 2014, current assets held for sale mainly consisted of property, plant and equipment, net (PP&E) of $808 million and current liabilities of assets held for sale mainly consisted of accounts payable and accrued liabilities of $67 million. As of December 31, 2013, the amounts related to these operations consisted of current assets of $19 million, PP&E of $807 million, current liabilities of $73 million and long-term liabilities of $25 million. Also in February 2014, the Board of Directors authorized initiation of efforts to separate Occidental's California assets into an independent and separately traded public company.

In November 2012, Occidental and Magellan Midstream Partners, L.P. (Magellan) formed BridgeTex Pipeline Company, LLC (BridgeTex). Construction of the pipeline continues and it is expected to begin service in the third quarter of 2014. Occidental owns a 50-percent interest in BridgeTex, which is a variable interest entity that Occidental consolidates. This investment is not material to Occidental's financial statements. As of March 31, 2014 and December 31, 2013, the BridgeTex assets and liabilities mainly comprised cash and cash equivalents and PP&E. As of March 31, 2014, BridgeTex's total cash, PP&E and non-controlling amounts (reflecting Magellan's interests) were $82 million, $639 million and $371 million, respectively, and as of December 31, 2013, these amounts were $82 million, $420 million and $246 million, respectively. BridgeTex's assets cannot be used for the obligations of, nor do BridgeTex's creditors have recourse to, OPC or its other subsidiaries.

3.	Accounting and Disclosure Changes

In April 2014, the Financial Accounting Standards Board (FASB) issued rules changing the requirements for reporting discontinued operations so that only the disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. These rules are effective for annual periods beginning on or after December 15, 2014. They are not expected to have a material impact on Occidental's financial statements upon adoption and will require assessment on an ongoing basis.

In July 2013, the FASB issued rules requiring net, rather than gross, presentation of a deferred tax asset for a net operating loss or other tax credit and any related liability for unrecognized tax benefits. These rules became effective on January 1, 2014, and did not have a material impact on Occidental's financial statements.

4.	Supplemental Cash Flow Information

Occidental paid United States federal, state and foreign income taxes for continuing operations of approximately $761 million and $491 million during the three months ended March 31, 2014 and 2013, respectively. Interest paid totaled approximately $91 million and $99 million for the three months ended March 31, 2014 and 2013, respectively.

5.	Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of March 31, 2014 and December 31, 2013 consisted of the following (in millions):

	2014	2013
Raw materials	$81	$74
Materials and supplies	630	628
Finished goods	688	589
	1,399	1,291
LIFO reserve	(91)	(91)
Total	$1,308	$1,200

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

As of March 31, 2014, Occidental participated in or monitored remedial activities or proceedings at 156 sites.  The following table presents Occidental’s environmental remediation reserves as of March 31, 2014, the current portion of which is included in accrued liabilities ($78 million) and the remainder in deferred credits and other liabilities — other ($244 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	31	$25
Third-party sites	73	84
Occidental-operated sites	20	114
Closed or non-operated Occidental sites	32	99
Total	156	$322

As of March 31, 2014, Occidental’s environmental reserves exceeded $10 million each at 10 of the 156 sites described above, and 108 of the sites had reserves from $0 to $1 million each.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $395 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2013.  For management’s opinion with respect to environmental matters, refer to Note 7.

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

Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters.  Reserve balances for other matters as of March 31, 2014 and December 31, 2013 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  Although taxable years through 2009 for United States federal income tax purposes have been audited by the United States Internal Revenue Service (IRS) pursuant to its Compliance Assurance Program, subsequent taxable years are currently under review.  Additionally, in December 2012, Occidental filed United States federal refund claims for tax years 2008 and 2009, which are subject to IRS review. Taxable years from 2000 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental’s income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.  Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.

OPC, its subsidiaries or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of March 31, 2014, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8.	Retirement and Postretirement Benefit Plans

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three months ended March 31, 2014 and 2013 (in millions):

	2014		2013
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$3	$6	$4	$7
Interest cost	6	12	6	11
Expected return on plan assets	(8)	—	(8)	—
Recognized actuarial loss	1	6	4	10
Total	$2	$24	$6	$28

Occidental contributed approximately $1 million in each of the three-month periods ended March 31, 2014 and 2013, to its defined benefit pension plans.

9.	Fair Value Measurements

Occidental has categorized its assets and liabilities that are measured at fair value in a three-level fair value hierarchy, based on the inputs to the valuation techniques: Level 1 — using quoted prices in active markets for the assets or liabilities; Level 2 — using observable inputs other than quoted prices for the assets or liabilities; and Level 3 — using unobservable inputs.  Transfers between levels, if any, are recognized at the end of each reporting period.

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

Occidental generally uses an income approach to measure fair value when observable inputs are unavailable. This approach utilizes management’s judgments regarding expectations of projected cash flows, and discounts those cash flows using a risk-adjusted discount rate.

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of March 31, 2014 and December 31, 2013 (in millions):

	Fair Value Measurements at
	March 31, 2014 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Commodity derivatives	$403	$166	$—	$(507)		$62
Liabilities:
Commodity derivatives	$386	$240	$—	$(530)		$96

	Fair Value Measurements at
	December 31, 2013 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Commodity derivatives	$185	$195	$—	$(329)		$51
Liabilities:
Commodity derivatives	$199	$223	$—	$(364)		$58

(a)	Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values — Nonrecurring
During the three months ended March 31, 2014 and 2013, Occidental did not have assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments
The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities.  The estimated fair values of Occidental’s debt as of March 31, 2014 and December 31, 2013 were approximately $7.1 billion at each date, and its carrying value at each date was $6.9 billion. Occidental classifies its debt as Level 1.

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

Cash-Flow Hedges
Occidental entered into financial swap agreements in November 2012 for the sale of a portion of its natural gas production in California. These swap agreements hedged 50 million cubic feet of natural gas per day beginning in January 2013 through March 2014 and qualified as cash-flow hedges. The weighted-average strike price of these swaps was $4.30.

Occidental’s marketing and trading operations, from time to time, store natural gas purchased from third parties at Occidental’s North American leased storage facilities.  Derivative instruments used to fix margins on the future sales of stored volumes ended March 31, 2014.  As of March 31, 2014, Occidental did not have any natural gas held in storage nor any natural gas cash-flow hedges. At December 31, 2013, Occidental had approximately 11 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 13 billion cubic feet of this stored natural gas.

Occidental's after-tax gains and losses recognized in, and reclassified to income from, Accumulated Other Comprehensive Income (AOCI) for derivative instruments classified as cash-flow hedges for the three months ended March 31, 2014 and 2013, and the ending AOCI balances for each period were not material. Occidental expects to reclassify an insignificant amount, based on the valuation as of March 31, 2014, of net after-tax derivative losses from AOCI into income during the next 12 months. The gains and losses reclassified to income were recognized in net sales, and the amount of the ineffective portion of cash-flow hedges was immaterial for the three months ended March 31, 2014 and 2013.

Derivatives Not Designated as Hedging Instruments
The following table summarizes Occidental’s net volumes of outstanding commodity derivatives contracts not designated as hedging instruments, including both financial and physical derivative contracts as of March 31, 2014 and December 31, 2013.

	Net Outstanding Position
	Long / (Short)
Commodity	2014	2013
Oil (million barrels)	1	(1)
Natural gas (billion cubic feet)	(22)	(10)
Precious metals (million troy ounces)	1	1

The volumes in the table above exclude contracts tied to index prices, for which the fair value, if any, is minimal at any point in time. These contracts do not expose Occidental to price risk because the contract prices fluctuate with index prices.

In addition, Occidental typically has certain other commodity trading contracts, such as agricultural products, power and other metals, as well as foreign exchange contracts.  These contracts were not material to Occidental as of March 31, 2014 and December 31, 2013.

Occidental fulfills its short positions through its own production or by third-party purchase contracts. Subsequent to March 31, 2014, Occidental entered into purchase contracts for a substantial portion of the outstanding positions at quarter-end and has sufficient production capacity and the ability to enter into additional purchase contracts to satisfy the remaining positions.

Approximately $12 million and $59 million of net gains from derivatives not designated as hedging instruments were recognized in net sales for the three months ended March 31, 2014 and 2013, respectively.

Fair Value of Derivatives
The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of March 31, 2014 and December 31, 2013 (in millions):

	Asset Derivatives		Liability Derivatives
March 31, 2014	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$—	Accrued liabilities	$—
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	—
		—		—
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	557	Accrued liabilities	616
	Long-term receivables and other assets, net	12	Deferred credits and other liabilities	10
		569		626
Total gross fair value		569		626
Less: counterparty netting and cash collateral (b) (d)		(507)		(530)
Total net fair value of derivatives		$62		$96

	Asset Derivatives		Liability Derivatives
December 31, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$—	Accrued liabilities	$4
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	—
		—		4
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	367	Accrued liabilities	407
	Long-term receivables and other assets, net	13	Deferred credits and other liabilities	11
		380		418
Total gross fair value		380		422
Less: counterparty netting and cash collateral (c) (d)		(329)		(364)
Total net fair value of derivatives		$51		$58

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated balance sheets.

(b)	As of March 31, 2014, collateral received of $14 million has been netted against derivative assets and collateral paid of $37 million has been netted against derivative liabilities.

(c)	As of December 31, 2013, collateral received of $11 million has been netted against derivative assets and collateral paid of $46 million has been netted against derivative liabilities.

(d)
Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $74 million and $103 million deposited by Occidental has not been reflected in these derivative fair value tables. This collateral is included in other current assets in the consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

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

Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of March 31, 2014 and December 31, 2013, Occidental had a net liability of $8 million for each period, which is net of collateral posted of $22 million and $23 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of March 31, 2014 and December 31, 2013.

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

The following tables present Occidental’s industry segment and corporate disclosures (in millions):

			Midstream	Corporate
			and	and
	Oil and Gas	Chemical	Marketing	Eliminations		Total

Three months ended
March 31, 2014

Net sales	$4,676	$1,220	$435	$(243)		$6,088

Pretax operating profit (loss)	$2,104	$136	$172	$(91)	(a)	$2,321
Income taxes	—	—	—	(932)	(b)	(932)
Discontinued operations, net	—	—	—	3		3
Net income attributable to noncontrolling interest	—	—	(2)	—		(2)
Net income (loss) attributable to common stock	$2,104	$136	$170	$(1,020)		$1,390

Three months ended
March 31, 2013

Net sales	$4,440	$1,175	$453	$(196)		$5,872

Pretax operating profit (loss)	$1,920	$159	$215	$(91)	(a)	$2,203
Income taxes	—	—	—	(844)	(b)	(844)
Discontinued operations, net	—	—	—	(4)		(4)
Net income (loss) attributable to common stock	$1,920	$159	$215	$(939)		$1,355

(a)	Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items.

(b)	Includes all foreign and domestic income taxes from continuing operations.

12.	Earnings Per Share

Occidental’s instruments containing rights to nonforfeitable dividends granted in stock-based awards are considered participating securities prior to vesting and, therefore, have been deducted from earnings in computing basic and diluted EPS under the two-class method.

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

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2014 and 2013:

(in millions, except per-share amounts)	2014	2013

Basic EPS

Income from continuing operations	$1,389	$1,359
Less: Income from continuing operations attributable to noncontrolling interest	(2)	—
Income from continuing operations attributable to common stock	1,387	1,359
Discontinued operations, net	3	(4)
Net income attributable to common stock	1,390	1,355
Less: Net income allocated to participating securities	(2)	(2)
Net income attributable to common stock, net of participating securities	$1,388	$1,353

Weighted average number of basic shares	791.3	804.7

Basic EPS	$1.75	$1.68

Diluted EPS

Net income attributable to common stock, net of participating securities	$1,388	$1,353
Weighted average number of basic shares	791.3	804.7
Dilutive effect of potentially dilutive securities	0.4	0.5
Total diluted weighted average common shares	791.7	805.2

Diluted EPS	$1.75	$1.68

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

In this report, “Occidental” means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental reported net income of $1.4 billion for the first quarter of 2014 on net sales of $6.1 billion, compared to net income of $1.4 billion on net sales of $5.9 billion for the same period of 2013.  Diluted earnings per share (EPS) were $1.75 and $1.68 for the first quarters of 2014 and 2013, respectively.

Net income for the three months ended March 31, 2014, compared to the same period of 2013, reflected higher domestic prices for oil, gas and natural gas liquids (NGL) and higher worldwide oil volumes, partially offset by lower international oil prices, higher domestic operating costs, higher DD&A rates, lower chemical earnings and a decline in marketing and trading performance.

Selected Income Statement Items

Net sales for the three months ended March 31, 2014, of $6.1 billion, compared to $5.9 billion for the same period of 2013, reflected higher domestic prices for oil, gas and NGLs and higher worldwide oil volumes, partially offset by lower international oil prices, lower caustic soda prices and a decline in marketing and trading performance.

Cost of sales for the three months ended March 31, 2014, compared to the same period in 2013, reflected higher domestic oil and gas operating expenses, in particular the cost of injectants, such as CO2 and steam, and energy, as well as higher raw material and manufacturing costs for the chemical segment, partially offset by lower international oil and gas operating expenses resulting from the timing of liftings and planned maintenance costs in the prior year.
The increase in the provision for domestic and foreign income taxes for the three months ended March 31, 2014, compared to the same period of 2013, was due to a higher effective tax rate in 2014, compared to the 2013 rate, which included a benefit resulting from the relinquishment of an international exploration block.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the changes in cash and cash equivalents. Additionally, during the first quarter of 2014, the assets and liabilities related to Occidental's operations in the Hugoton Field were classified as held for sale.

The decrease in trade receivables, net, was due to higher lifting volumes at the end of December 2013, compared to the end of March 2014. The increase in inventories was due to higher oil inventories at March 31, 2014, compared to December 31, 2013. The increase in other current assets reflected the timing of oil and gas joint venture and partner receivables. The increase in property, plant and equipment, net, reflected capital expenditures of $2.3 billion, partially offset by DD&A.
The decrease in accrued liabilities reflected the first quarter 2014 payments of compensation-related costs and ad valorem taxes. The increase in deferred domestic and foreign income taxes was mainly due to faster tax depreciation on capital expenditures. The slight decrease in stockholders' equity was due to stock repurchases and dividends, mostly offset by net income and contributions from a noncontrolling interest in the first three months of 2014.
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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three months ended March 31, 2014 and 2013 (in millions):

	2014	2013

Net Sales (a)
Oil and Gas	$4,676	$4,440
Chemical	1,220	1,175
Midstream and Marketing	435	453
Eliminations	(243)	(196)

	$6,088	$5,872
Segment Earnings (b)
Oil and Gas	$2,104	$1,920
Chemical	136	159
Midstream and Marketing (c)	170	215
	2,410	2,294

Unallocated Corporate Items (b)
Interest expense, net	(19)	(30)
Income taxes	(932)	(844)
Other expense, net	(72)	(61)

Income from continuing operations (c)	1,387	1,359
Discontinued operations, net	3	(4)

Net income attributable to common stock (c)	$1,390	$1,355

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

(b)	Refer to “Significant Transactions and Events Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream and Marketing Segment” and "Corporate" discussions that follow.

(c)	Represents amounts attributable to common stock shown after deducting a noncontrolling interest amount of $2 million for the three months ended March 31, 2014.

Significant Transactions and Events Affecting Earnings

The following table sets forth, for the three months ended March 31, 2014 and 2013, significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

	2014	2013

Oil & Gas
No significant items affecting earnings	$—	$—
Total Oil and Gas	$—	$—

Chemical
No significant items affecting earnings	$—	$—
Total Chemical	$—	$—

Midstream and Marketing
No significant items affecting earnings	$—	$—
Total Midstream and Marketing	$—	$—

Corporate
Discontinued operations, net*	$3	$(4)
Total Corporate	$3	$(4)

Total	$3	$(4)
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three months ended March 31, 2014 and 2013 ($ in millions):

	2014	2013

Oil & Gas earnings	$2,104	$1,920
Chemical earnings	136	159
Midstream and Marketing earnings	170	215
Unallocated corporate items	(91)	(91)
Pre-tax income	2,319	2,203

Income tax expense
Federal and state	379	292
Foreign	553	552
Total	932	844

Income from continuing operations	$1,387	$1,359

Worldwide effective tax rate (a)	40%	38%

(a)	The 2013 amount includes the benefit from the relinquishment of an international exploration block.

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three months ended March 31, 2014 and 2013.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

Production per Day	2014	2013

Oil (MBBL)
United States	274	264
Middle East/North Africa	167	175
Latin America	29	29

NGLs (MBBL)
United States	75	78
Middle East/North Africa	6	7

Natural Gas (MMCF)
United States	752	817
Middle East/North Africa	402	432
Latin America	12	13

Total production (MBOE) (a)	745	763

Sales Volumes per Day

Oil (MBBL)
United States	274	264
Middle East/North Africa	153	156
Latin America	32	30

NGLs (MBBL)
United States	75	78
Middle East/North Africa	6	7

Natural Gas (MMCF)
United States	756	819
Middle East/North Africa	402	432
Latin America	12	13

Total sales volumes (MBOE) (a)	735	746
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.  MBOE represents thousand barrels of oil equivalent.

(a)
Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a BOE basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, for the first quarter of 2014, the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $98.68 per barrel and $4.66 per Mcf, respectively, resulting in an oil-to-gas ratio of over 20.

The following tables present information about Occidental's average realized prices and index prices for the three months ended March 31, 2014 and 2013:

Average Realized Prices	2014	2013
Oil ($/BBL)
United States	$95.94	$91.57
Middle East/North Africa	$104.65	$107.52
Latin America	$98.53	$107.18
Total Worldwide	$99.00	$98.07

NGLs ($/BBL)
United States	$46.69	$40.59
Middle East/North Africa	$38.43	$36.56
Total Worldwide	$46.05	$40.27

Natural Gas ($/MCF)
United States	$4.57	$3.08
Latin America	$10.81	$11.60
Total Worldwide	$3.32	$2.37

Average Index Prices	2014	2013
WTI oil ($/BBL)	$98.68	$94.37
Brent oil ($/BBL)	$107.90	$112.64
NYMEX gas ($/MCF)	$4.66	$3.37

Average Realized Prices as Percentage of
Average Index Prices	2014	2013
Worldwide oil as a percentage of average WTI	100%	104%
Worldwide oil as a percentage of average Brent	92%	87%
Worldwide NGLs as a percentage of average WTI	47%	43%
Domestic natural gas as a percentage of average NYMEX	98%	91%

Oil and gas segment earnings for the three months ended March 31, 2014 were $2.1 billion, compared to $1.9 billion for the same period of 2013.  The year-over-year increase in these earnings resulted from higher domestic oil, NGL and gas prices and higher worldwide oil volumes, partially offset by lower international oil prices, higher domestic operating costs and higher DD&A rates. The increase in domestic operating costs was due to higher costs for injectants, such as CO2 and steam, and energy, as well as increased downhole maintenance activity levels. Excluding the impact of these increases, the domestic costs were $0.10 per BOE lower for the quarter ended March 31, 2014, compared to the same period of 2013.

Approximately 60 percent of Occidental's oil production tracks world oil prices, such as Brent, and 40 percent tracks WTI. For example, the pricing for Occidental's California oil production is typically linked to world prices. Price changes at current global prices and levels of production affect Occidental's quarterly pre-tax income by approximately $38 million for a $1.00 per barrel change in global oil prices and approximately $7 million for a $1.00 per barrel change in NGL prices. A change of $0.50 per Mcf in domestic gas prices affects quarterly pre-tax earnings by approximately $20 million. These price change sensitivities include the impact of volume changes from production-sharing and similar contracts. If production levels change in the future, the sensitivity of Occidental's results to oil, NGL and gas prices also would change.
Oil and gas production in the first quarter of 2014 was 745,000 BOE per day, compared with 763,000 BOE per day for the same period of 2013.  Domestic oil production increased by 10,000 barrels per day, but overall domestic production was lower 4,000 BOE per day mostly due to reduced domestic gas drilling. Middle East/North Africa production decreased by 14,000 BOE per day, mainly due to field and port strikes in Libya, insurgent activity in Yemen and the impact of full cost recovery and other adjustments under Occidental's production-sharing agreements, partially offset by an increase of 9,000 BOE per day in Qatar. Daily sales volumes were 735,000 BOE for the first quarter of

2014 and 746,000 BOE for the same period of 2013. Sales volumes were lower than production volumes due to the timing of liftings in Occidental's international operations.
Taxes other than on income, which are generally related to domestic product prices, were $2.94 per BOE for the first three months of 2014, compared with $2.57 per BOE for the total year 2013.
In February 2014, Occidental entered into an agreement to sell its Hugoton Field operations in Kansas, Oklahoma and Colorado for $1.4 billion. The transaction was completed in April 2014, resulting in pre-tax proceeds of $1.3 billion, after taking into account purchase price adjustments. Occidental will record a gain on the sale in the second quarter of 2014. Also in February 2014, the Board of Directors authorized initiation of efforts to separate Occidental's California assets into an independent and separately traded public company. Additionally, Occidental decided to retain its interests in the Williston Basin.

Chemical Segment

Chemical segment earnings for the three months ended March 31, 2014 were $136 million, compared to $159 million for the same period of 2013. The decrease was primarily from lower caustic soda prices driven by new chlor-alkali capacity in the industry. Higher polyvinyl chloride and vinyl chloride margins, resulting from improvement in United States construction markets, along with higher volumes across all products, offset most of the decline.

Midstream and Marketing Segment

Midstream and marketing segment earnings for the three months ended March 31, 2014 and 2013 were $170 million and $215 million, respectively.  The decrease reflected lower marketing and trading performance due to the timing of mark-to-market adjustments on trading contracts.

Liquidity and Capital Resources

At March 31, 2014, Occidental had approximately $2.3 billion in cash on hand.  In addition, Occidental has a bank credit facility (Credit Facility) with a $2.0 billion commitment expiring in 2016.  No amounts have been drawn under this Credit Facility. Income and cash flows are largely dependent on the oil and gas segment's prices, sales volumes and costs.  Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and any debt payments. Occidental, from time to time, may access and has accessed debt markets for general corporate purposes, including acquisitions.

With net income unchanged at $1.4 billion for each of the three month periods ended March 31, 2014 and 2013, net cash provided by operating activities was also comparable at $2.7 billion for each period. Cash flow from operations in the first three months of 2014, compared to the same period of 2013, reflected higher worldwide oil volumes, 48-percent higher average domestic gas prices, 5-percent higher domestic oil prices and 15-percent higher domestic NGL prices, partially offset by lower international oil prices. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $2.4 billion for the first three months of 2014, compared to $2.2 billion for the same period of 2013. Capital expenditures for the first three months of 2014 were $2.3 billion, of which $1.8 billion and $0.4 billion were for the oil and gas and the midstream and marketing segments, respectively.  Capital expenditures for the first three months of 2013 were $2.1 billion, including $1.7 billion and $0.3 billion for the oil and gas and the midstream and marketing segments, respectively.
Occidental’s net cash used by financing activities was approximately $1.4 billion for the first three months of 2014, compared to net cash provided by financing activities of approximately $31 million for the same period of 2013. The 2014 amount included repurchases of treasury stock of $0.9 billion and $61 million used to retire debt, partly offset by $123 million of contributions received from a noncontrolling interest.  Additionally, the first quarter of 2014 included dividend payments of $0.5 billion, while the first quarter of 2013 did not, due to the accelerated payment in 2012 of that year's fourth quarter dividend.
As of March 31, 2014, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

As of March 31, 2014, Occidental participated in or monitored remedial activities or proceedings at 156 sites.  The following table presents Occidental’s environmental remediation reserves as of March 31, 2014, grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	31	$25
Third-party sites	73	84
Occidental-operated sites	20	114
Closed or non-operated Occidental sites	32	99
Total	156	$322

As of March 31, 2014, Occidental’s environmental reserves exceeded $10 million each at 10 of the 156 sites described above, and 108 of the sites had reserves from $0 to $1 million each.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $395 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2013.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding Occidental’s environmental expenditures.

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

Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of March 31, 2014 and December 31, 2013 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions.  Although taxable years through 2009 for United States federal income tax purposes have been audited by the United States Internal Revenue Service (IRS) pursuant to its Compliance Assurance Program, subsequent taxable years are currently under review.  Additionally, in December 2012, Occidental filed United States federal refund claims for tax years 2008 and 2009, which are subject to IRS review. Taxable years from 2000 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions.  In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental’s income taxes.  During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.  Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.

OPC, its subsidiaries or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of March 31, 2014, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

Recently Adopted Accounting and Disclosure Changes

In April 2014, the Financial Accounting Standards Board (FASB) issued rules changing the requirements for reporting discontinued operations to where only the disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. These rules are effective for the annual periods beginning on or after December 15, 2014. They are not expected to have a material impact on Occidental's financial statements upon adoption and will require assessment on an ongoing basis.

In July 2013, the FASB issued rules requiring net, rather than gross, presentation of a deferred tax asset for a net operating loss or other tax credit and any related liability for unrecognized tax benefits. These rules became effective on January 1, 2014, and did not have a material impact on Occidental's financial statements.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. Factors that could cause results to differ include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental's products; higher-than-expected costs; the regulatory approval environment; reorganization or restructuring of Occidental's operations; not successfully completing, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; lower-than-expected production from development projects or acquisitions; exploration risks; general economic slowdowns domestically or internationally; political conditions and events; liability under environmental regulations including remedial actions; litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber attacks or insurgent activity; failure of risk management; changes in law or regulations; or changes in tax rates. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “likely” or similar expressions that convey the prospective nature of events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Material risks that may affect Occidental's results of operations and financial position appear in Part I, Item 1A “Risk Factors” of the 2013 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2014, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) — Derivative Activities and Market Risk” in the 2013 Form 10-K.

Item 4.	Controls and Procedures

Occidental's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 7 to the consolidated condensed financial statements in Part I of this Form 10-Q, and Part I, Item 3, “Legal Proceedings” in the Form 10-K for the year ended December 31, 2013.

Item 2.	Share Repurchase Activities

Occidental's share repurchase activities for the three months ended March 31, 2014, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

January 1 – 31, 2014	1,275,000	$94.20	1,275,000
February 1 – 28, 2014	3,825,000	$91.34	3,825,000
March 1 – 31, 2014	5,425,000	$94.90	5,425,000
Total	10,525,000	$93.52	10,525,000	26,441,168

(a)
Represents the number of shares remaining at March 31, 2014 under Occidental's share repurchase program. In February 2014, Occidental increased the number of shares authorized for its program by 30 million from 95 million; however, the program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

Item 6.	Exhibits

10.1	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors Grant Agreement.

10.2	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors Grant Agreement.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2014 and 2013, and for each of the five years in the period ended December 31, 2013.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	May 5, 2014	/s/ Roy Pineci
Roy Pineci
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

10.1	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors Grant Agreement.

10.2	Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors Grant Agreement.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2014 and 2013, and for each of the five years in the period ended December 31, 2013.

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